Form 10-Q
period 2005-03-31
XERIUM TECHNOLOGIES INC
filed 2005-06-23
CIK 1287151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Transition Period from              to

Commission File Number 001-32498

Xerium Technologies, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	42-1558674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Technology Drive

Westborough Technology Park

Westborough, Massachusetts 01581

(Address of principal executive offices)

(508) 616-9468

Registrant’s telephone number (including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Applicable Only to Corporate Issuers

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  or   No  ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of June 17, 2005 was 43,725,093.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Xerium Technologies, Inc.

Consolidated Balance Sheets—(Unaudited)

(dollars in thousands)

	(Unaudited)
	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$39,771	$24,002
Accounts receivable (net of allowance for doubtful accounts of $1,721 at March 31, 2005 and $2,034 at December 31, 2004)	112,074	113,283
Inventories	108,755	110,931
Prepaid expenses	7,925	4,131
Other current assets	6,106	9,717

Total current assets	274,631	262,064
Property and equipment, net	378,997	393,621
Goodwill	311,984	320,297
Intangible assets and deferred financing costs, net	29,344	30,804
Other assets	15,219	11,166

Total assets	$1,010,175	$1,017,952

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$15,589	$11,014
Accounts payable	35,563	39,217
Accrued expenses	77,773	72,720
Current maturities of long-term debt	43,675	45,703

Total current liabilities	172,600	168,654
Long-term debt, net of current maturities	752,825	771,132
Deferred taxes	44,439	42,050
Pension, other postretirement and postemployment obligations	90,567	90,601
Other liabilities	612	611
Commitments and contingencies	—	—
Stockholders’ deficit
Common stock, $.01 par value, 150,000,000 shares authorized; 31,013,482 shares outstanding as of March 31, 2005 and December 31, 2004	310	310
Paid-in capital	7,270	6,687
Accumulated deficit	(38,763)	(47,030)
Accumulated other comprehensive loss	(19,685)	(15,063)

Total stockholders’ deficit	(50,868)	(55,096)

Total liabilities and stockholders’ deficit	$1,010,175	$1,017,952

See accompanying notes.

Xerium Technologies, Inc.

Consolidated Statements of Income – (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Net sales	$153,034	$146,802
Costs and expenses:
Cost of products sold	81,686	74,890
Selling	18,861	18,337
General and administrative	18,980	20,693
Restructuring	5,176	1,082
Research and development	2,327	2,185

	127,030	117,187

Income from operations	26,004	29,615
Interest expense	(15,611)	(16,600)
Interest income	151	103
Foreign exchange gain	3,378	1,700

Income before provision for income taxes	13,922	14,818
Provision for income taxes	5,655	6,426

Net income	$8,267	$8,392

Net income per share:
Basic	$.27	$.27

Diluted	$.27	$.27

Shares used in computing net income per share:
Basic	31,013,482	31,013,482

Diluted	31,013,482	31,013,482

See accompanying notes.

Xerium Technologies, Inc.

Consolidated Statements of Cash Flows - (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2005	2004
Operating activities
Net income	$8,267	$8,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,713	11,091
Amortization of intangibles	1,043	1,043
Deferred financing cost amortization	246	245
Unrealized foreign exchange gain on revaluation of debt	(3,771)	(1,998)
Deferred taxes	999	3,608
Deferred interest	528	455
Change in assets and liabilities net of effect of acquired businesses which provided (used) cash:
Accounts receivable	(1,403)	(3,665)
Inventories	(527)	(3,193)
Prepaid expenses	(3,941)	(4,714)
Other current assets	5	200
Accounts payable and accrued expenses	3,835	725
Deferred and other long term liabilities	1,787	674
Other	10	(53)

Net cash provided by operating activities	17,791	12,810

Investing activities
Capital expenditures, gross	(6,825)	(9,661)
Proceeds from disposals of property and equipment	4,900	352
Other	(8)	(9)

Net cash used in investing activities	(1,933)	(9,318)

Financing activities
Net increase in borrowings (maturities of 90 days or less)	5,035	3,766
Principal payments on debt	(2,236)	(2,265)
Other	(2,428)	(1,940)

Net cash provided by (used in) financing activities	371	(439)
Effect of exchange rate changes on cash flows	(460)	(97)

Net increase in cash	15,769	2,956
Cash and cash equivalents at beginning of period	24,002	22,294

Cash and cash equivalents at end of period	$39,771	$25,250

See accompanying notes.

Xerium Technologies, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands, except per share data)

1. Company History

Xerium Technologies, Inc. (the “Company”), is a leading global manufacturer and supplier of two types of consumable products used primarily in the production of paper – clothing and roll covers. Operations are strategically located in the major paper-making regions of the world, including the United States (US), Canada, the United Kingdom, Continental Europe, Asia-Pacific and South America.

As discussed in Note 13, the Company was reorganized in connection with its initial public offering which was completed on May 19, 2005. Prior to the offering, Xerium Technologies, Inc. was an indirect, wholly owned subsidiary of Xerium S.A.; subsequent to the offering the Company directly or indirectly holds all of the operating subsidiaries and related holding companies of the former corporate group of Xerium S.A., excluding the former parent, Xerium S.A., and two holding company subsidiaries of Xerium S.A., Xerium 2 S.A. and Xerium 3 S.A. The accompanying unaudited consolidated financial statements for all periods presented reflect only those operations of the Company after the effect of this reorganization.

2. Interim Financial Statements

The accompanying unaudited consolidated interim financial statements at March 31, 2005 and for the three months ended March 31, 2005 and 2004 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year. In management’s opinion, these unaudited consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of Xerium S.A. for the year ended December 31, 2004 included in the Prospectus dated May 16, 2005 relating to the Company’s initial public offering.

3. Accounting Policies

Derivatives and Hedging

The Company has entered into several types of derivatives instruments. Certain of these derivatives are treated as hedges under Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and include interest rate swaps and caps that qualify as cash flow hedges, and foreign currency forward contracts that qualify as either cash flow or fair value hedges. The Company has also entered into swaptions, which do not qualify for hedge accounting treatment under SFAS No. 133. These swaptions expired in 2004.

(a) Cash Flow and Fair Value Hedges

The Company utilizes interest rate swaps to reduce interest rate risks and utilizes foreign currency forward contracts to manage risk exposure to movements in foreign exchange rates.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company links all hedges that are designated as fair value hedges to specific assets or liabilities on the consolidated balance sheets or to the specific firm commitments. The Company links all hedges that are designated as cash flow hedges to forecasted transactions or to floating-rate liabilities on the consolidated balance sheets.

Xerium Technologies, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands, except per share data)

3. Accounting Policies - (continued)

Derivatives and Hedging - (continued)

(a) Cash Flow and Fair Value Hedges – (continued)

The Company also assesses, both at inception of the hedge and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Should it be determined that a derivative is not highly effective as a hedge, the Company will discontinue hedge accounting prospectively. The Company’s derivative activities are as follows:

(i) Cash Flow Hedges

The Company’s interest rate swap agreements effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. The fair value of the interest rate derivative contracts is approximately $(821) and $(1,225) at March 31, 2005 and December 31, 2004, respectively, and is included in accrued expenses. All changes in the fair value of these contracts are recorded in accumulated other comprehensive loss.

The Company, from time to time, enters into forward exchange contracts to fix currencies at specified rates based on expected future cash flows to protect against the fluctuations in cash flows resulting from sales denominated in foreign currency over the next year. The value of these contracts is recognized at fair value based on market exchange forward rates. The fair value of these contracts represented an asset and amounted to $817 and $1,585 at March 31, 2005 and December 31, 2004, respectively. The change in fair value of these contracts is included in accumulated other comprehensive loss.

(ii) Fair Value Hedges

The Company is subject to exposure from fluctuations in foreign currencies. To manage this exposure, the Company uses foreign exchange forward contracts. The value of these contracts is recognized at fair value based on forward market exchange rates and the change in the fair value of these contracts is included in general and administrative expense. The amount was not material to the Company’s consolidated statements of income for the three months ended March 31, 2005 and 2004.

(b) Other Derivatives

In 2004, the Company had interest rate swaption agreements outstanding which allowed the counterparties the option to enter into interest rate swaps through 2004. If exercised, the effect of these instruments was to negate cash flows from certain of the currently outstanding interest rate swaps. These swaptions were written options. The value of these contracts was recognized at fair value based on market valuations and was included in general and administrative expense. There were no exercises under interest rate swaption contracts during the year ended December 31, 2004 and such swaptions expired at the end of 2004.

Xerium Technologies, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands, except per share data)

3. Accounting Policies - (continued)

Goodwill

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Accounting for Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets that have indefinite lives not be amortized but, instead, must be tested at least annually for impairment or whenever events or business conditions warrant. The Company performs the test for goodwill impairment as of December 31st each year. The results of the test for December 2004 indicated that there was no impairment of goodwill.

Net Income Per Common Share

Net income per common share has been computed and presented pursuant to the provisions of SFAS No. 128, Earnings per Share (“SFAS No. 128”). Net income per share is based on the weighted-average number of shares outstanding during the period. As discussed in Note 13, the Company was reorganized in connection with its initial public offering. Prior to the offering, Xerium Technologies, Inc. was an indirect, wholly owned subsidiary of Xerium S.A.; subsequent to the offering the Company directly or indirectly holds all of the operating subsidiaries and related holding companies of the former corporate group of Xerium S.A., excluding the former parent, Xerium S.A. and two holding company subsidiaries of Xerium S.A., Xerium 2 S.A. and Xerium 3 S.A.

Prior to and in connection with the offering, the Company effected a 31,013,482-for-1 stock split of the Company’s common stock. All share and per share amounts related to common stock included in the following table below have been restated to reflect the transactions above:

Three Months Ended March 31,	2005	2004
Weighted-average Common Shares Outstanding—Basic	31,013,482	31,013,482
Dilutive Effect of Options Outstanding	—	—

Weighted-average Common Shares Outstanding—Diluted	31,013,482	31,013,482

Reclassifications

Certain prior year balances have been reclassified to conform with the current year presentation.

New Accounting Standards

In May 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 106-2 (“FSP 106-2”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) which supersedes FSP 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which was issued in December 2003. The Company elected the one-time deferral allowed under FSP

106-1 and as a result any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the previous financial statements or accompanying notes do not reflect the effects of the Act on postretirement health care benefit plans. FSP 106-2 provides authoritative guidance on the accounting for the federal subsidy and specifies the disclosure requirements for employers who have adopted FSP 106-2. The Company adopted FSP 106-2 during its third quarter of 2004. Based on a preliminary analysis of the Act, the Company has formed a preliminary conclusion that its retiree medical plans provide benefits that are at least actuarially equivalent to Medicare Part D.

Xerium Technologies, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands, except per share data)

3. Accounting Policies - (continued)

New Accounting Standards—(continued)

The Company believes that the Act will reduce, based on a September 30, 2004 transition measurement date, its accrued post-retirement benefit obligation by approximately $3,000 and reduce its annual net periodic benefit cost by approximately $500. However, detailed final regulations necessary to implement the Act have not been issued, including those that would specify the manner in which actuarial equivalency must be determined, the evidence required to demonstrate actuarial equivalency, and the documentation requirements necessary to be entitled to the subsidy. Since final regulations have not been issued, the Company’s preliminary conclusion is subject to change.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an Amendment of ARB No. 43, Chapter 4. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage, requiring these items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this accounting principle is not expected to have a significant impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (Revised 2004) (“SFAS No. 123R”). This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the Company’s equity securities or may be settled by the issuance of these securities. SFAS No. 123R discontinues the accounting for share-based compensation using Accounting Principles Board (“APB”) Opinion No. 25 and generally requires that such transactions be accounted for using a fair value method. On April 14, 2005 the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of SFAS 123(R) for calendar year companies until the beginning of 2006. With respect to stock options and restricted stock outstanding on March 31, 2005, the adoption of this accounting principle is not expected to have a significant impact on the Company’s financial position or results of operations because vesting of such stock options and restricted stock occurs only upon a change of control; therefore, there is no difference in compensation expense charged to the consolidated statements of operations with respect to stock options and restricted stock outstanding as of March 31, 2005 under the two methods and the proforma net income under SFAS No. 123 and the reported net income are identical. All such options and restricted stock vested in connection with the consummation of the Company’s initial public offering on May 19, 2005 (see Note 13) at which time the Company measured and recorded compensation expense based on the then current fair value of the options and restricted stock. The full impact that the adoption of this statement will have on the Company’s financial position and results of operations will be determined by share-based payments granted in periods after March 31, 2005.

4. Inventories

The components of inventories are as follows at:

	March 31, 2005	December 31, 2004
Raw materials	$21,900	$21,774
Work in process	38,206	37,481
Finished units	48,649	51,676

	$108,755	$110,931

Xerium Technologies, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands, except per share data)

5. Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, representing future tax benefits, are reduced by a valuation allowance when the determination can be made that it is “more likely than not” that all or a portion of the related tax asset will not be realized. The deferred tax provision or benefit represents the change in deferred tax assets and liabilities, excluding any amounts accounted for as components of accumulated other comprehensive loss.

The Company’s effective tax rate is 41% for the three months ended March 31, 2005 as compared with 43% for the three months ended March 31, 2004. The 41% effective tax rate for 2005 exceeds the statutory United States tax rate of 34% primarily due to forecasted operating losses in taxing jurisdictions for which valuation allowances have been recognized due to the uncertainty surrounding the future utilization of such net operating loss carryforwards.

6. Pensions, Other Postretirement and Postemployment Benefits

The Company has defined benefit pension plans covering substantially all of its US and Canadian employees, and employees of certain subsidiaries in other countries. Benefits are generally based on the employee’s years of service and compensation. The US and Canadian plans are funded in conformity with the funding requirements of applicable government regulations, and most of the other plans are unfunded.

In addition to providing pension benefits, the Company sponsors various unfunded defined contribution plans that provide for retirement benefits to employees, some in accordance with local government requirements.

Also, the Company sponsors an unfunded plan that offers the opportunity to obtain health care benefits to substantially all retired US employees and their covered dependents and beneficiaries. A portion of this plan is contributory, with retiree contributions adjusted periodically, as well as other cost-sharing features, such as deductibles and coinsurance. Eligibility varies according to date of hire, age and length of service. Certain retirees also have a life insurance benefit provided at no cost.

As required by FASB Statement No. 132, the following tables summarize the components of net periodic benefit cost:

	Three Months Ended
Defined Benefit Plans	March 31, 2005	March 31, 2004
Service cost	$1,236	$1,217
Interest cost	1,364	1,262
Expected return on plan assets	(768)	(710)
Amortization of prior service cost	2	7
Amortization of net loss	139	125

Net periodic benefit cost	$1,973	$1,901

Xerium Technologies, Inc.

Notes to Unaudited Consolidated Financial Statements – (Continued)

(dollars in thousands, except per share information)

6. Pensions, Other Postretirement and Postemployment Benefits—(continued)

	Three Months Ended
Other Postretirement Benefit Plans	March 31, 2005	March 31, 2004
Service cost	$127	$113
Interest cost	715	713
Amortization of prior service cost	(116)	—
Amortization of net loss	352	187

Net periodic benefit cost	$1,078	$1,013

7. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability	Change in Value of Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at December 31, 2004	$(9,633)	$(5,567)	$137	$(15,063)
Current period change	(4,456)	—	(166)	(4,622)

Balance at March 31, 2005	$(14,089)	$(5,567)	$(29)	$(19,685)

8. Warranties

The Company sells a number of products and offers warranties on certain products. The specific terms and conditions of these warranties vary depending on the product sold and country in which the product is sold. The Company estimates the costs that may be incurred under its warranties and records a liability for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. Changes in the Company’s combined short-term and long-term warranty liabilities during the three months ended March 31, 2005 are as follows:

Balance at December 31, 2004	$3,105
Warranties provided during period	778
Settlements made during period	(724)
Changes in liability estimates, including expirations	(222)

Balance at March 31, 2005	$2,937

9. Stock Options and Restricted Stock

In 2003, the Company’s former parent adopted the Senior Management Share Purchase Program and the 2003 Management Share Option Plan. In accordance with APB Opinion No. 25, shares issued under these plans are recorded and measured under variable accounting; however the Company will not recognize an expense until a change in control occurs (See Note 13).

Xerium Technologies, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands, except per share data)

10. Restructuring Charges

Restructuring charges included in the statement of income are the result of the Company’s long-term strategy to reduce production costs and improve long-term competitiveness. Restructuring charges consist principally of severance costs related to reductions in work force and of facility costs and impairments of assets related to closing facilities and/or shifting production from one facility to another. Facility costs are principally comprised of costs to relocate assets to the Company’s other facilities, operating lease termination costs, legal and consulting expenses and other associated costs.

On March 1, 2005, the Company announced that it will be closing its manufacturing facility in Wigan, United Kingdom in the second quarter of 2005. The Company incurred $200 of restructuring expenses related to this effort in the first quarter of 2005 and expects to incur additional restructuring expenses of $300 in the second quarter of 2005.

The table below sets forth the significant components and activity under restructuring programs for the three months ended March 31, 2005:

	Balance at December 31, 2004	Charges	Write-offs	Cash Payments	Balance at March 31, 2005
Severance	$1,870	$3,546	$—	$(1,311)	$4,105
Facility costs and other	78	1,630	—	(1,332)	376

Total	$1,948	$5,176	$—	$(2,643)	$4,481

Restructuring charges by segment are as follows:

	For the Three Months Ended
	March 31, 2005	March 31, 2004
Clothing	$3,982	$744
Roll Covers	1,194	338

Total	$5,176	$1,082

11. Business Segment Information

The Company is a global manufacturer and supplier of products primarily used in the production of paper, and which is organized into two reportable segments: Clothing and Roll Covers. The Clothing segment represents the manufacture and sale of synthetic textile belts used to transport paper along the length of papermaking machines. The Roll Covers segment primarily represents the manufacture and refurbishment of covers used on the steel rolls of a papermaking machine. The Company manages each of these operating segments separately.

Management evaluates segment performance based on earnings before interest, taxes, depreciation and amortization before allocation of corporate charges. Such measure is then adjusted to exclude items that are of an unusual nature and are not used in measuring segment performance or are not segment specific (“Segment Earnings (Loss)”). The accounting policies of these segments are the same as those for the Company as a whole. Inter-segment net sales and inter-segment eliminations are not material for any of the periods presented.

Xerium Technologies, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands, except per share data)

11. Business Segment Information—(continued)

Summarized financial information for the Company’s reportable segments is presented in the tables that follow for the three months ended March 31, 2005 and 2004.

	Clothing	Roll Covers	Corporate	Total
Three Months Ended March 31, 2005:
Net sales	$100,172	$52,862	$—	$153,034
Segment Earnings (Loss)	29,804	16,225	(3,486)	—

Three Months Ended March 31, 2004:
Net sales	$91,700	$55,102	$—	$146,802
Segment Earnings (Loss)	26,105	18,599	(2,171)	—

Provided below is a reconciliation of Segment Earnings (Loss) to income before provision for income taxes for the three months ended March 31, 2005 and 2004, respectively.

	Three Months Ended March 31,
	2005	2004
Segment Earnings (Loss):
Clothing	$29,804	$26,105
Roll Covers	16,225	18,599
Corporate	(3,486)	(2,171)
Net interest expense	(15,460)	(16,497)
Depreciation and amortization	(11,756)	(12,134)
Restructuring charges	(5,176)	(1,082)
Unrealized foreign exchange gain on revaluation of debt	3,771	1,998

Income before provision for income taxes	$13,922	$14,818

12. Environmental Matters

In connection with the contemplated closure of certain manufacturing facilities under its restructuring programs, the Company conducted environmental site assessments which have indicated potential contamination at two sites. The estimated range of costs of remediation at these facilities is $2,500 to $4,600. The Company had recorded a charge for remediation costs of $3,800 during the year ended December 31, 2004, which represents management’s best estimates of the probable and reasonably estimable costs relating to this environmental remediation. This charge includes an additional $1,000, which represents costs management intends to incur in order to implement and accelerate the remediation beyond that which is required by the state. These costs are classified in general and administrative expenses and accrued expenses. As of March 31, 2005, the Company has incurred approximately $200 of environmental costs. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of such matters will not have a material adverse effect on the financial conditions, liquidity or cash flow of the Company.

Xerium Technologies, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands, except per share data)

13. Subsequent Event

On May 19, 2005 the Company completed its initial public offering and a reorganization. Prior to the offering, Xerium Technologies, Inc. was an indirect, wholly owned subsidiary of Xerium S.A.; subsequent to the offering the Company directly or indirectly holds all of the operating subsidiaries and related holding companies of the former corporate group of Xerium S.A., excluding the former parent, Xerium S.A., and two holding company subsidiaries of Xerium S.A., Xerium 2 S.A. and Xerium 3 S.A.

Prior to the offering, the Company had outstanding one share of $.01 par value common stock that was held by Xerium 3 S.A. In connection with the offering, the Company effected a 31,013,482-for-1 stock split of this common stock and accordingly, all share and per share amounts related to common stock included in the accompanying consolidated financial statements and notes thereto have been restated.

In connection with the offering, Xerium Technologies, Inc. issued 13,399,233 shares of common stock at a public offering price of $12.00 per share and entered into a $750,000 credit facility agreement, under which $650,000 was borrowed in connection with the offering and which has a 7 year maturity. In connection with the offering, the Company repaid $752,500 of principal and interest on the senior bank debt, mezzanine bank debt and certain noninterest-bearing shareholder notes, as well as $1,354 of contractual payments under various rate swap agreements which were used to hedge the floating rate senior and mezzanine debt. The Company wrote off $4,920 of deferred financing costs related to the repayment of this debt as of May 19, 2005.

Costs related to the reorganization, debt recapitalization and the offering that will be recorded as of May 19, 2005 include the following:

•	$39,528 of fees and expenses including (i) $10,049 to underwriters (charged against paid-in capital), (ii) $13,125 to arrangers and lenders (capitalized as deferred financing costs) and (iii) $16,354 of other fees and expenses (including approximately $10,000 related to the offering and charged against paid-in capital; approximately $5,000 related to the debt recapitalization and capitalized as deferred financing costs and $1,354 charged against accumulated deficit related to contractual payments under various rate swap agreements which were used to hedge the floating rate senior and mezzanine debt);

•	$15,572 of compensation expense related to the vesting of stock options and restricted stock in connection with the offering to be charged to general and administrative expense;

•	$2,681 in compensation expense for cash transaction bonuses that are to be paid to members of our management team in connection with the offering to be charged to general and administrative expense;

In addition, Xerium Technologies, Inc. distributed $7,359 to Xerium 3 S.A. to reimburse Xerium 3 S.A. for certain pre-closing liabilities and $1,154 to Xerium 3 S.A. to fund certain expenses which are expected to be incurred by Xerium 3 S.A. following the offering.

Prior to the offering, the Company had outstanding $39,646 of non-interest bearing loans and upon closing of the offering, repaid with cash $1,153 of these loans; the remaining amount of $38,493 was repaid by Xerium S.A. with an obligation to deliver shares of Xerium Technologies, Inc. This repayment with shares is considered to be a capital contribution to Xerium Technologies, Inc.

In connection with the offering, directors and members of the Company’s senior management who owned common stock of Xerium S.A. or held options to purchase common stock of Xerium S.A. transferred their equity interests in Xerium S.A. to Xerium Technologies, Inc. in exchange for 1,842,546 shares of common stock of Xerium Technologies, Inc. The Company used the shares received in this exchange to redeem 1,842,546 shares of its common stock from Xerium 3 S.A.

Xerium Technologies, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands, except per share data)

13. Subsequent Event — (continued)

Additionally, Xerium Technologies, Inc. received 283,117 shares of its common stock from Xerium S.A. in exchange for Xerium S.A. shares held by a subsidiary of Xerium Technologies, Inc. that were not allocated to the issuance of shares related to stock options that were exercised in connection with the offering. These shares were subsequently retired. In addition, $4,551 of the offering proceeds were used to redeem 404,505 shares of common stock from certain directors and members of senior management. All such shares were retired by the Company in connection with the offering.

Upon completion of the offering, the total amount of the Company’s authorized capital stock consists of 150,000,000 shares of $.01 par value common stock and 1,000,000 shares of $.01 par value preferred stock, of which 43,725,093 shares of common stock were outstanding and no shares of preferred stock were outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated interim financial statements and the related notes thereto contained elsewhere in this quarterly report on Form 10-Q. The discussion included in this section, as well as other sections of this quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance, or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include the following items:

•	our revenues and profitability could be adversely affected by fluctuations in currency exchange rates;

•	our profitability would be reduced by a decline in the prices of our products;

•	we may not be able to develop and market new products successfully or we may not be successful in competing against new technologies developed by competitors;

•	we are not required to make dividend payments on our common stock at any particular level or at all;

•	we are limited by our new credit facility as to the amount of dividends we are permitted to pay;

•	we may have insufficient cash to fund growth and unexpected cash needs after satisfying our debt service obligations and paying dividends due to our high degree of leverage and significant debt service obligations;

•	we are subject to the risk of weaker economic conditions in the locations around the world where we conduct business;

•	we may be required to incur significant costs to reorganize our operations in response to market changes in the paper industry;

•	we are subject to the risk of terrorist attacks or an outbreak or escalation of any insurrection or armed conflict involving the United States or any other country in which we conduct business, or any other national or international calamity;

•	we are subject to any future changes in government regulation; and

•	we are subject to any changes in U.S. or foreign government policies, laws and practices regarding the repatriation of funds or taxes.

Other factors that could materially affect actual results, levels of activity, performance, or achievements can be found in our Prospectus dated May 16, 2005 and filed with Securities and Exchange Commission on May 17, 2005. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. Any forward-looking statement you read in this quarterly report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise.

Overview

We are a leading global manufacturer and supplier of two categories of consumable products used primarily in the production of paper—clothing and roll covers. Our operations are strategically located in the major paper-producing regions of North America, Europe, South America and Asia-Pacific.

Our products play key roles in the formation and processing of paper along the length of a paper-making machine. Paper producers rely on our products and services to help improve the quality of their paper, differentiate their paper products, operate their paper-making machines more efficiently and reduce production costs. Our products and services typically represent only a small fraction of a paper producer’s overall production costs, yet they reduce costs by permitting the use of lower-cost raw materials and reducing energy consumption. Paper producers must replace clothing and refurbish or replace roll covers regularly as these products wear down during the paper production process. Our products are designed to withstand extreme temperature, chemical and pressure conditions, and are the result of a substantial investment in research and development and highly sophisticated manufacturing processes.

We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed on a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is selected to fit each individual paper-making machine and process. For the three months ended March 31, 2005, our clothing segment represented 65% of our net sales.

Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by the paper producer. Roll covers are tailored to each individual paper-making machine and process, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and manufacture spreader rolls. For the three months ended March 31, 2005, our roll cover segment represented 35% of our net sales.

In both our clothing and roll cover segments, a portion of our products are sold for use in other industrial applications, such as steel, plastics and textiles. For the three months ended March 31, 2005 sales for such industrial applications accounted for 10% of the net sales in our clothing segment and 9% of the net sales in our roll covers segment.

Industry Trends and Outlook

Demand for our products and services is driven primarily by the volume of global paper production, which according to the Food and Agriculture Organization of the United Nations, increased at a compound annual growth rate of 2.9% from 1980 to 2003. Over such period, only in 1982 and 2001 did global production decline from the prior year, and in both 1983 and 2002 production recovered to levels higher than the previous peak. Although global paper production has demonstrated stable growth over time, the paper products industry has experienced cycles in profitability that are primarily driven by imbalances in supply and demand. During the down period of these cycles, prices for paper products declined, leading to decreased profitability for paper producers. These cycles have been caused in part by the structure of the paper industry, which has been highly fragmented and has exhibited poor discipline in supply management. Producers have generally focused on maximizing production, to reduce fixed costs per ton, rather than producing to meet demand. This practice resulted in producers building inventories of paper when supply exceeded demand and in-turn led to higher volatility in paper prices as they reduced these inventories.

The most recent cyclical downturn in the paper products industry started in 2001. In anticipation of this downturn, paper producers began in 2000 to take actions that seek to structurally improve the balance between the supply of and demand for paper. As part of these efforts, they have shut down many older and less efficient paper-making machines. As a result, we estimate that there were approximately 350 fewer paper-making machines in operation throughout the world at the end of 2004 than at the end of 1999, a decline of approximately 4%. We believe that significant consolidation in the paper production industry over the last few years will improve the ability of producers to better balance supply and demand and that this consolidation will give fewer paper producers a larger portion of overall capacity, leading to a more rational approach by industry leaders to the management of supply. We believe that, in the long term, the combination of these trends in the paper production industry, global economic growth and expected increases in per capita paper consumption in less developed regions of the world should drive increased paper production levels and consequently higher spending on consumable products used in the paper-making process.

Sales and Expenses

Sales in both our clothing and roll covers segments are primarily driven by the following factors:

•	The volume of worldwide paper production;

•	Advances in the technology of our products, which can provide value to our customers by improving the efficiency of paper-making machines; and

•	Our ability to provide products and services which reduce paper-making machine downtime, while at the same time allowing the manufacture of high quality paper products.

In addition, sales in our roll covers segment have benefited from the expansion of our mechanical services business. We have expanded this business in response to demand from paper producers that we perform work on the internal mechanisms of a roll while we refurbish or replace a roll cover. In our clothing segment, we continue to benefit from our investment in and introduction of advanced technology which provides performance characteristics in the paper producer’s machine that enhances paper production quality and cost. A small portion of our business has been conducted pursuant to consignment arrangements under which we do not recognize a sale of a product until the customer placed the product into use. Recently, we have been reducing the number of consignment arrangements with conversion to standard terms of sale upon product shipment and we expect this trend to continue.

Key factors affecting our costs include:

•	Our total sales volume (which directly impacts the level of our cost of products sold and production capacity utilization);

•	The amount of our property and equipment depreciation; and

•	The level of our research and development spending.

The level of our cost of products sold is primarily attributable to labor costs, raw material costs, product shipping costs, plant utilization and depreciation, with labor costs constituting the largest component. We believe that our cost structure provides us with significant operating leverage and flexibility as we can expand production in support of sales increases without proportional increases in our costs.

The amount of depreciation on our property and equipment reflects the level of our capital expenditures. We invest in facilities and equipment that enable innovative product development and improve production efficiency and costs. Recent examples of capital spending for such purposes include faster weaving looms and seaming machines with accurate electronic controls, automated compound mixing equipment and computer-controlled lathes and mills.

The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $2.3 million and $2.2 million, respectively for the three months ended March 31, 2005 and 2004, respectively. We expect that research and development expenses will be at approximately this same level for the next several quarters.

Foreign Exchange

We have a geographically diverse customer base. For the three months ended March 31, 2005, approximately 40% of our sales were in North America, 39% were in Europe, 9% were in South America and 11% were in Asia-Pacific.

A substantial portion of our sales is denominated in Euros or other currencies. As a result, changes in the relative values of US Dollars, Euros and other currencies affect our reported levels of revenues and profitability as the results are translated into US Dollars for reporting purposes. In particular, if the value of the US Dollar increases relative to the value of the Euro and these other currencies, our levels of revenue and profitability will decline since the translation of a certain number of Euros or units of such other currencies into US Dollars for financial reporting purposes will represent fewer US Dollars.

For certain transactions, our sales are denominated in US Dollars or Euros but all or a substantial portion of the associated costs are denominated in a different currency. As a result, changes in the relative values of US Dollars, Euros and other currencies can affect the level of the profitability of these transactions. The largest proportion of such transactions consist of transactions in which the sales are denominated in US Dollars and all or a substantial portion of the associated costs are denominated in Euros or other currencies.

Currency fluctuations have a greater proportionate effect on the level of our net sales than on the level our income from operations. For example, for the three months ended March 31, 2005, the decline in the value of the US Dollar as compared to the three months ended March 31, 2004 resulted in increases in net sales and income from operations of $5.7 million and $0.6 million, respectively. While our income from operations as a percentage of net sales was 17.0% for the three months ended March 31, 2005, the $0.6 million increase in income from operations attributable to currency fluctuations represents only 10.5% of the $5.7 million increase in net sales attributable to currency fluctuations. Although the results for the three months ended March 31, 2005 reflect a period in which the value of the US Dollar declined as compared to the three months ended March 31, 2004, we would expect a similar but opposite effect in a period in which the value of the US Dollar increases. In such a period, the increase in the value of the US Dollar would adversely affect both the level of our net sales and the level of our income from operations, but we would expect our income from operations to be affected less proportionately than our net sales.

During the three months ended March 31, 2005, we conducted business in nine foreign currencies. The following table provides the average exchange rate for the three months ended March 31, 2005 and the three months ended March 31, 2004 of the US Dollar against each of the five foreign currencies in which we conduct the largest portion of our operations, and indicates the percentage of our net sales for the three months ended March 31, 2005 denominated in such foreign currency.

Currency	Average exchange rate of the US Dollar for the three months ended March 31, 2005	Average exchange rate of the US Dollar for the three months ended March 31, 2004	Percentage of net sales for the three months ended March 31, 2005 denominated in such currency
Euro	$1.31 = 1 Euro	$1.24 = 1 Euro	43.1%
Canadian Dollar	$0.82 = 1 Canadian Dollar	$0.75 = 1 Canadian Dollar	9.3
Brazilian Real	$0.38 = 1 Brazilian Real	$0.34 = 1 Brazilian Real	7.0
Australian Dollar	$0.78 = 1 Australian Dollar	$0.76 = 1 Australian Dollar	3.6
British Pound	$1.89 = 1 British Pound	$1.84 = 1 British Pound	3.3

To mitigate the risk of transactions in which a sale is made in one currency and associated costs are denominated in a different currency, we utilize forward currency contracts in certain circumstances, other than in South America, to lock in exchange rates with the objective that the gain or loss on the forward contracts will approximate the loss or gain that results from the transaction or transactions being hedged. We determine whether to enter into hedging arrangements based upon the size of the underlying transaction or transactions, an assessment of the risk of adverse movements in the applicable currencies and the availability of a cost effective hedge strategy. To the extent we do not engage in hedging or such hedging is not effective, changes in the relative value of currencies can affect our profitability. We do not hedge our US Dollar exposure in South America as it would generally not be cost effective due to the relatively inefficient foreign exchange markets for local currencies in that region.

Any dividends on our common stock will be paid in US Dollars. We do not expect to generate sufficient cash flows denominated in US Dollars to make our anticipated dividend payments and will therefore rely, in part, on the conversion to US Dollars of cash flows generated in other currencies. The amount of US Dollars received from the conversion of cash flows generated in other currencies will depend on the then-current exchange rates. If the value of the US Dollar increases relative to the value of these other currencies, the cash flows will represent fewer US Dollars. As a result, even if our results of operations meet our expectations in local currencies and we are permitted to pay dividends under our new credit facility, we may not have sufficient cash to pay such dividends.

Cost Reduction Programs

An important part of our strategy is to seek to reduce our overall costs and improve our competitiveness. As a part of this effort, we initiated cost reduction programs in each of the years ended December 31, 2002, 2003 and 2004, most of which were designed to improve the cost structure of our North American operations in response to changing market conditions. These cost reduction programs include plant closures that have rationalized production among our facilities to better enable us to meet customer demands. They also include headcount reductions throughout the world. All costs associated with these programs are accounted for as restructuring expenses. We are still implementing portions of these programs.

In the second quarter of 2005, we completed the closing of our clothing manufacturing facility in Farmville, Virginia, which we began in 2004. In addition, during the year ended December 31, 2004, we began transferring certain production from our facility in Sherbrooke, Quebec to our other North American facilities and completed this transfer in the first quarter of 2005.

During the three months ended March 31, 2005, we incurred $1.1 million of restructuring expenses relating to closures commenced during the years ended December 31, 2002, 2003 and 2004 ($0.8 million for costs related to facility shutdowns and $0.3 million severance and benefit costs) and expect to record approximately $2.2 million in additional restructuring expenses for the remainder of 2005 related to such closings.

In addition, we expect to close in the second quarter of 2005 the clothing portion of our manufacturing facility in the United Kingdom. We believe that the clothing market in the United Kingdom no longer justifies our continued operation of manufacturing at this facility. We intend to support the demands of our existing clothing customers currently served out of the United Kingdom facility through our other European facilities. Also, we will be closing in the second quarter of 2005 a small roll covers manufacturing facility in Wigan, United Kingdom. In respect of these closings, we recorded a $3.4 million asset impairment in the year ended December 31, 2004 and $3.0 million of restructuring expenses during the three months ended March 31, 2005, including $2.2 million for severance and benefit costs and $0.8 million for facility shutdowns and other related costs. For the remainder of 2005, we expect to incur approximately $4.4 million in additional restructuring expenses relating to these closures.

In addition to the facilities closures, we initiated head count reductions of our non-hourly employees in the fourth quarter of 2004 and the first quarter of 2005 that, when fully completed by June 30, 2005, is expected to eliminate 100 positions in our worldwide workforce. These actions are being taken to improve our cost structure and reduce over-capacity in certain areas. Approximately 75% of the reductions are in our clothing segment, with most of the reductions in North America and Europe. In the first quarter of 2005, we incurred approximately $0.9 million of severance costs in connection with these headcount reductions. We expect to incur additional severance costs related to these headcount reductions of approximately $1.0 million during the remainder of 2005.

We believe that our cost reduction efforts since 2002 eliminated approximately $2 million in cash costs that we would have otherwise incurred during the three months ended March 31, 2005 as compared with the company’s cost structure in the first quarter of 2004. There can be no assurance that our cost reduction programs will be successful. While our cost reduction programs are designed to help mitigate the effect of increases in our operating costs, we may experience sales or cost changes from period to period which have a greater effect on the level of our profitability than savings derived from our cost reduction programs.

Results of Operations

The tables that follow set forth for the periods presented certain consolidated operating results and the percentage of net sales they represent:

	Three Months Ended March 31,
(in millions)	2005	2004
Net sales	$153.0	$146.8
Cost of products sold	81.7	74.9
Selling expenses	18.9	18.3
General and administrative expenses	19.0	20.7
Restructuring expenses	5.1	1.1
Research and development expenses	2.3	2.2

Income from operations	26.0	29.6
Interest expense, net	(15.5)	(16.5)
Foreign exchange gain	3.4	1.7

Income before provision for income taxes	13.9	14.8
Provision for income taxes	5.6	6.4

Net income	$8.3	$8.4

	Percentage of Sales
	Three Months Ended March 31,
	2005	2004
Net sales	100.0%	100.0%
Cost of products sold	53.4	51.0
Selling expenses	12.4	12.5
General and administrative expenses	12.4	14.1
Restructuring expenses	3.3	0.7
Research and development expenses	1.5	1.5

Income from operations	17.0	20.2
Interest expense, net	(10.1)	(11.2)
Foreign exchange gain	2.2	1.1

Income before provision for income taxes	9.1	10.1
Provision for income taxes	3.7	4.4

Net income	5.4%	5.7%

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004.

Net Sales. Net sales for the three months ended March 31, 2005 increased by $6.2 million, or 4.2%, to $153.0 million from $146.8 million for the three months ended March 31, 2004. For the three months ended March 31, 2005, 65% of our net sales were in our clothing segment and 35% were in our roll covers segment.

In our clothing segment, net sales for the three months ended March 31, 2005 increased by $8.5 million, or 9.3%, to $100.2 million from $91.7 million for the three months ended March 31, 2004. This improvement resulted primarily from an increase in equipment product sales of $1.2 million and increased volume sales of forming fabrics and press felts of $3.3 million, of which $2.4 million is due to efforts to convert its consignment inventory into sales and changing customers from a consignment sales model to sales recognition at the time of product shipment on a going forward basis. The remaining $4.0 million increase in sales is attributable to the translation of sales made in currencies other than the US Dollar to US Dollars for financial reporting purposes.

In our roll covers segment, net sales for the three months ended March 31, 2005 decreased by $2.3 million, or 4.2%, to $52.8 million from $55.1 million for the three months ended March 31, 2004. We believe that the decrease in sales worldwide primarily relates to the consolidation of paper-making facilities, principally in North America, which led to a reduction in the number of paper making machines in operation and therefore reduced the demand for our products. The roll covers market has contracted due to these mill closures and paper machine shutdowns which started to significantly impact our business in the second half of 2004, and this impact has been amplified by the fact that the machines that have been taken out of service utilized some of our more profitable roll cover products. Another factor contributing to the sales decrease is the paper industry labor force unrest in Finland that resulted in lower operating rates at our customer’s paper mills in Finland. Partially offsetting the decrease in sales are currency gains of $1.7 million related to the translation of sales made in currencies other than the US Dollar to US Dollars for financial reporting purposes.

Cost of Products Sold. Cost of products sold for the three months ended March 31, 2005 increased by $6.8 million, or 9.1%, to $81.7 million from $74.9 million for the three months ended March 31, 2004.

In our clothing segment, cost of products sold increased by $6.1 million, or 12.2%, to $56.1 million for the three months ended March 31, 2005 from $50.0 million for the three months ended March 31, 2004. Approximately $3.4 million of this increase was attributable to higher costs resulting primarily from increased sales in the segment. In addition, currency translation effects increased cost of products sold by $2.7 million. As a result of our cost reduction programs, we realized additional savings in our clothing segment cost of products sold of approximately $0.3 million in the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. These savings were offset by other cost increases related to normal inflationary impact of wages and raw material.

In our roll covers segment, cost of products sold increased by $0.7 million, or 2.8%, to $25.6 million for the three months ended March 31, 2005 from $24.9 million for the three months ended March 31, 2004. This increase was primarily attributable to unfavorable currency translation effects of $1.0 million and an unfavorable shift in the mix of our product sales to lower margin products. The unfavorable product mix shift occurred globally, but is primarily driven by a shift from our more profitable rubber covers to other types of covers and increased sales in mechanical services and spreader rolls in North America, which carry lower margins. This mix effect was partially offset by lower costs driven by the impact of our cost reduction programs pursuant to which we realized savings in our rolls segment cost of products sold of approximately $1.0 million in the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

Selling Expenses. For the three months ended March 31, 2005, selling expenses increased by $0.6 million, or 3.3%, to $18.9 million from $18.3 million for the three months ended March 31, 2004. This increase was primarily due to unfavorable currency translation effects of $0.8 million partially offset by increased savings of $0.3 million as a result of our cost reduction programs as compared to the three months ended March 31, 2004.

General and Administrative Expenses. For the three months ended March 31, 2005, general and administrative expenses decreased by $1.7 million, or 8.2%, to $19.0 million from $20.7 million for the three months ended March 31, 2004. The decrease was primarily due to increased royalty income of $1.5 million, lower management incentive compensation of $1.6 million and savings of $0.4 million as a result of our cost reduction programs as compared to the three months ended March 31, 2004. The increase in royalty income is attributable to the buyout of future royalties by a licensee. The decrease in general and administrative expenses was partially offset by unfavorable currency effects of $0.6 million and $1.3 million of increases in costs to support the requirements of being a public company including costs related to preparing to comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder.

Restructuring Expenses. For the three months ended March 31, 2005, restructuring expenses increased by $4.0 million, to $5.1 million from $1.1 million for the three months ended March 31, 2004 as a result of our long-term strategy to reduce production costs and improve long-term competitiveness as described above under “—Cost Reduction Programs” by closing and/or transferring production from certain of its manufacturing facilities. The $4.0 million increase during the three months ended March 31, 2005 consists of increased severance and facility costs of $2.7 million and $1.3 million, respectively.

Research and Development Expenses. For the three months ended March 31, 2005, research and development expenses remained relatively constant ($2.3 million and $2.2 million for the three months ended March 31, 2005 and 2004, respectively).

Interest Expense, Net. Net interest expense for the three months ended March 31, 2005 decreased by $1.0 million, or 6.1%, to $15.5 million from $16.5 million for the three months ended March 31, 2004. The decrease in net interest expense was primarily attributable to a decrease in interest related to hedge contracts that expired in 2004, partially offset by unfavorable currency translation effects of $0.6 million.

Foreign Exchange Gain. For the three months ended March 31, 2005, we had an unrealized foreign exchange gain of $3.4 million compared to $1.7 million for the three months ended March 31, 2004. The $1.7 million difference was primarily attributable to the manner in which swings in the value of the US Dollar as compared to the Euro affect the reported amount of our indebtedness. Certain of our subsidiaries whose functional currency is US Dollars had debt denominated in Euros. Similarly, certain of our subsidiaries whose functional currency is Euros had debt denominated in US Dollars. As a result, the stated amount of indebtedness of such subsidiaries changes based on movements in the exchange rate between US Dollars and Euros. To the extent that exchange rate movements cause an increase in the stated amount of such indebtedness, we record a foreign exchange loss, and to the extent that exchange rate movements cause a decrease in the stated amount of such indebtedness, we record a foreign exchange gain.

Provision for Income Taxes. The provision for income taxes for the three months ended March 31, 2005 decreased as compared to the three months ended March 31, 2004, due to decreased taxable income and a lower effective tax rate. Our effective tax rate was 41% for the three months ended March 31, 2005 as compared with 43% for the three months ended March 31, 2004. The 41% effective tax rate for the three months ended March 31, 2005 is based upon our expected annual effective tax rate and exceeds the statutory tax rate of 34% primarily due to forecasted operating losses in taxing jurisdictions for which valuation allowances have been recognized due to the uncertainty surrounding the future utilization of such net operating loss carryforwards.

DIVIDEND POLICY

Effective upon completion the initial public offering or our common stock in May 2005 our board of directors adopted a dividend policy that reflects our judgment that our stockholders would be better served if we distributed to them a substantial portion of the excess cash generated by our business rather than reinvesting it in our business. Under this policy, we intend to distribute a substantial portion of the cash generated by our business in excess of operating needs, reserves for contingencies, interest and principal payments on indebtedness, capital expenditures, restructuring expenses and tax payments as regular quarterly dividends to the holders of our common stock, up to the intended dividend rate set forth below, rather than retaining such cash for other purposes such as significant acquisitions or to pursue growth opportunities requiring capital expenditures or other investments significantly beyond our current expectations. As more fully described in the Prospectus dated May 16, 2005 relating to the initial public offering and filed with the Securities and Exchange Commission on May 17, 2005, shareholders may not receive any dividends as a result of the following factors:

•	we are not obligated to pay dividends;

•	our new credit facility limits the amount of dividends we are permitted to pay;

•	our new credit facility contains restrictive covenants that will require us to improve our performance over time to remain in compliance therewith;

•	even if our dividend policy is not modified or revoked, our board of directors could decide to reduce dividends or not to pay dividends at all, at any time and for any reason;

•	the amount of dividends distributed is subject to state law restrictions;

•	our stockholders have no contractual or other legal right to dividends;

•	we may not have enough cash to pay dividends due to changes to our operating earnings, working capital requirements and anticipated cash needs; and

•	our foreign subsidiaries may be subject to legal restrictions that prevent them from distributing cash to us to enable the payment of dividends.

For a description on the restrictions imposed on our ability to pay dividends by our new credit facility, see Part II, Item 2 of this Quarterly Report on Form 10-Q.

In accordance with our initial dividend policy, we currently intend to pay aggregate dividends on our common stock at an annual rate of approximately $39.4 million in respect of the period following the initial public offering through March 31, 2006, which based upon the 43,725,093 shares of common stock outstanding immediately following the consummation of our initial public offering and assuming that no additional shares of common stock are issued, equals an annual rate of $0.90 per share.

We believe that our dividend policy will limit, but not preclude, our ability to pursue growth. If we pay dividends at the level currently anticipated under our dividend policy, we expect that we would need additional financing to fund significant acquisitions or to pursue growth opportunities requiring capital expenditures or other investments significantly beyond our current expectations. However, we intend to allocate sufficient cash to pursue growth opportunities that do not require material investment beyond our current expectations.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are for working capital, capital expenditures, debt service and to pay dividends. We will fund our liquidity needs primarily with cash generated from operations and, to the extent necessary, through borrowings under our new credit facility.

Net cash provided by operating activities was $17.8 million for the three months ended March 31, 2005 and $12.8 million for the three months ended March 31, 2004. The increase is primarily due to positive changes in working capital items.

Net cash used in investing activities was $1.9 million for the three months ended March 31, 2005 and $9.3 million for the three months ended March 31, 2004 primarily due to decreased spending of $2.8 million on capital equipment in the three months ended March 31, 2005 as compared with the three months ended March 31, 2004 and to an increase in proceeds from the disposal of assets of $4.6 million in the first quarter of 2005 as a result of the sale of our Wake Forest facility.

Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2005 and net cash used in operating activities was $0.4 million for the three months ended March 31, 2004.

As of March 31, 2005, there was a $589.6 million balance of term loans outstanding under our senior credit facility, and a $162.5 million balance outstanding under our mezzanine credit facility. In addition, we had $70.9 million available for borrowing under our revolving lines of credit, including the revolving credit facility under our senior credit facility and lines of credit in various foreign countries that are used to facilitate local short-term operating needs, of which an aggregate of $15.6 million was outstanding as of March 31, 2005.

We had $39.8 million of cash and cash equivalents at March 31, 2005 compared to $24.0 million at December 31, 2004. After giving effect to this offering, we believe that our cash on hand, the cash flows we expect to generate from operations, and borrowing available under our new credit facility, will be sufficient to meet our liquidity requirements and to pay dividends.

CAPITAL EXPENDITURES

For the three months ended March 31, 2005, we had capital expenditures of $6.8 million consisting of growth capital expenditures of $4.5 million and maintenance capital expenditures of $2.3 million. Growth capital expenditures consist of items that are intended to increase the manufacturing, production and/or distribution capacity or efficiencies of our operations in conjunction with the execution of our business strategies. Maintenance capital expenditures are designed to sustain the current capacity or efficiency of our operations and include items relating to the renovation of existing manufacturing or service facilities, the purchase of machinery and equipment for existing manufacturing or service facilities and safety and environmental needs. For the three months ended March 31, 2004 capital expenditures were $9.7 million, consisting of growth capital expenditures of $4.6 million and maintenance capital expenditures of $5.1 million. Our growth capital expenditures for the three months ended March 31, 2004 included $2.5 million related to the completion of specific cost reduction programs. The lower amount of capital expenditures for the three months ended March 31, 2005 was primarily attributable to the timing of certain capital expenditures, which are expected to occur later in 2005.

NEW CREDIT FACILITY

Upon completion of the initial public of offering of our common stock, in May 2005 we and certain of our subsidiaries entered into a new $750 million senior secured credit facility. Our new credit facility provides for a $100 million senior secured revolving credit facility (to be reduced to $50 million upon the earlier of the completion of a legal reorganization of a portion of our international operations and the date that is 364 days from the closing date of the initial public offering) and a term loan in a total principal amount of $650 million. The new credit facility is secured by substantially all of our assets and the assets of most of our subsidiaries that are guarantors under the existing facility in all cases subject to legal and tax considerations and requirements. Borrowings under the revolving credit facility and term loan facility bear interest, at our option, at either (a) LIBOR plus the applicable margin or (b) the Euribor rate plus the applicable margin, in each case in addition to certain other mandatory costs associated with syndication in the European markets. The applicable margin for US Dollar LIBOR term loans will be 2.00% and the applicable margin for LIBOR revolving loans, Euribor loans and CDOR loans will be 2.25%, provided that the applicable margin with respect to revolving loans may be reduced to 2.00% or 1.75% based on a leverage test set forth in the new credit agreement. We entered into interest rate swap agreements that effectively fixed the interest rate on approximately 85% of the term loan credit facility for three years at a weighted average rate of 5.52%. The revolving credit facility has a 6.5 year maturity and the term loan facility has a 7 year maturity.

The new credit facility provides for scheduled principal payments of the term loan of $6.5 million each year, payable in quarterly installments beginning September 30, 2005, with the remaining $606.1 million due at maturity in May 2012. The new credit facility will also require us to prepay outstanding loans under the term loan facility under the following circumstances:

•	with 100% of the net cash proceeds received by us from any sale, transfer or other disposition of any assets, subject to certain customary reinvestment rights and with an exemption for sales of up to $100,000 for any transaction or series of related transactions, exemption of the first $10,000,000 of cumulative net proceeds and exemption of up to an additional $10,000,000 of net proceeds from the sale of four identified manufacturing facilities;

•	with 100% of the net cash proceeds received by us from any insurance recovery or condemnation events, subject to certain exceptions and reinvestment rights and with an exemption for the first $2,000,000 of cumulative net insurance or condemnation proceeds;

•	with 100% of the net cash proceeds from the incurrence of any indebtedness by us, subject to customary exceptions; and

•	with 50% of the amount equal to our pre-dividend free cash flow minus our actual dividend payments, except that in the event our dividend payments exceed 65% of our pre-dividend free cash flow, we will be required to make prepayments in the amount of 75% of the amount equal to our pre-dividend free cash flow minus our actual dividend payments.

Our new credit facility requires that we meet certain financial covenants in order to avoid a default or event of default under the facility. Our ability to comply in future periods with the financial covenants in our new credit facility will depend on our ongoing financial and operating performance, which in turn will be subject to general economic conditions and to financial, business and other factors, many of which are beyond our control (including currency exchange rates), and will be substantially dependent on the level of demand for our products, our ability to compete effectively and our ability to otherwise successfully implement our overall business strategies, including our ability to realize the benefits of our cost reduction programs.

For a description on the restrictions imposed on our ability to pay dividends by our new credit facility, see Part II, Item 2 of this Quarterly Report on Form 10-Q. For a further description of our new credit facility, see the Prospectus dated May 16, 2005 relating to the initial public offering and filed with the Securities and Exchange Commission on May 17, 2005.

SUBSEQUENT EVENT

On May 19, 2005 the Company completed its initial public offering and a reorganization. Prior to the offering, Xerium Technologies, Inc. was an indirect, wholly owned subsidiary of Xerium S.A.; subsequent to the offering the Company directly or indirectly holds all of the operating subsidiaries and related holding companies of the former corporate group of Xerium S.A., excluding the former parent, Xerium S.A., and two holding company subsidiaries of Xerium S.A., Xerium 2 S.A. and Xerium 3 S.A.

Prior to the offering, the Company had outstanding one share of $.01 par value common stock that was held by Xerium 3 S.A. In connection with the offering, the Company effected a 31,013,482-for-1 stock split of this common stock and accordingly, all share and per share amounts related to common stock included in the accompanying consolidated financial statements and notes thereto have been restated.

In connection with the offering, Xerium Technologies, Inc. issued 13,399,233 shares of common stock at a public offering price of $12.00 per share and entered into a $750 million credit facility agreement, under which $650 million was borrowed in connection with the offering and which has a 7 year maturity. In connection with the offering, the Company repaid $752.5 million of principal and interest on the senior bank debt, mezzanine bank debt and certain noninterest-bearing shareholder notes, as well as $1.4 million of contractual payments under various rate swap agreements which were used to hedge the floating rate senior and mezzanine debt. The Company wrote off $4.9 million of deferred financing cost related to the repayment of this debt as of May 19, 2005.

Costs related to our reorganization, debt recapitalization and the offering that will be recorded as of May 19, 2005 include the following:

•	$39.5 million of fees and expenses including (i) $10.0 million to underwriters (charged against paid-in capital), (ii) $13.1 million to arrangers and lenders (capitalized as deferred financing costs) and (iii) $16.4 million of other fees and expenses (including approximately $10.0 million related to the offering and charged against paid-in capital; approximately $5.0 million related to the debt recapitalization and capitalized as deferred financing costs and $1.4 million charged against accumulated deficit related to contractual payments under various rate swap agreements which were used to hedge the floating rate senior and mezzanine debt);

•	$15.6 million of compensation expense related to the vesting of stock options and restricted stock in connection with the offering to be charged to general and administrative expense;

•	$2.7 million in compensation expense for the portion of cash transaction bonuses that are to be paid to members of our management team in connection with the offering to be charged to general and administrative expense;

In addition, Xerium Technologies, Inc. distributed $7.4 million to Xerium 3 S.A. to reimburse Xerium 3 S.A. for certain pre-closing liabilities and $1.2 million to Xerium 3 S.A. to fund certain expenses which are expected to be incurred by Xerium 3 S.A. following the offering.

Prior to the offering, the Company had outstanding $39.6 million of non-interest bearing loans and upon closing of the offering, repaid with cash $1.2 million of these loans; the remaining amount of $38.5 million was repaid by Xerium S.A. with an obligation to deliver shares of Xerium Technologies, Inc. This repayment with shares is considered to be a capital contribution to Xerium Technologies, Inc.

In connection with the offering, directors and members of the Company’s senior management who owned common stock of Xerium S.A. or held options to purchase common stock of Xerium S.A. transferred their equity interests in Xerium S.A. to Xerium Technolgies, Inc. in exchange for 1,842,546 shares of common stock of Xerium Technologies, Inc. The Company used the shares received in this exchange to redeem 1,842,546 shares of its common stock from Xerium 3 S.A.

Additionally, Xerium Technologies, Inc. received 283,117 shares of its common stock from Xerium S.A., which represent Xerium S.A. shares held by a subsidiaries of Xerium Technologies, Inc. that were not allocated to the issuance of shares related to stock options that were exercised in connection with the offering. These shares were subsequently retired. In addition, $4.6 million of the offering proceeds were used to purchase 404,505 shares of common stock from certain directors and members of senior management. All such shares were retired by the Company in connection with the offering.

Upon completion of the offering, the total amount of our authorized capital stock consists of 150,000,000 shares of $.01 par value common stock and 1,000,000 shares of $.01 par value preferred stock, of which 43,725,093 shares of common stock were outstanding and no shares of preferred stock were outstanding.

Following the completion of our initial public offering, we expect to incur additional annual administrative costs of approximately $5.0 million associated with being a public company. We expect that such costs will primarily include approximately $1.5 million for Sarbanes-Oxley Act compliance and an increase in liability insurance premiums for directors and officers of approximately $1.0 million. Approximately $1.3 million of these costs were incurred in the first quarter of 2005. In addition, our cash management incentive plans in effect prior to this offering had been terminated. In connection with this offering and the adoption of new management incentive compensation plans and in consideration of the fact that members of our senior management will no longer participate in the previously existing plans, we made special one-time payments in the aggregate amount of $4.2 million to certain members of senior management in the second quarter of 2005 in connection with the adoption of our new incentive plans.

NON-GAAP LIQUIDITY MEASURES

We use EBITDA and Adjusted EBITDA as supplementary non-GAAP liquidity measures to assist us in evaluating our liquidity and financial performance, specifically our ability to service indebtedness and to fund ongoing capital expenditures and dividends. Our new credit facility will include covenants based on Adjusted EBITDA. Additionally, if our Adjusted EBITDA declines below certain levels, we could go into default under the new credit facility or be required to prepay the new credit facility or we could be prohibited from paying dividends. Neither EBITDA or Adjusted EBITDA should be considered in isolation or as a substitute for net cash provided by operating activities (as determined in accordance with GAAP) or income from operations (as determined in accordance with GAAP).

EBITDA is defined as net income before interest expense, income tax provision and depreciation and amortization. Adjusted EBITDA is defined in the credit facility of Xerium Technologies, Inc. and is EBITDA plus (i) expenses or losses incurred on or prior to the completion of our initial public offering in connection with proposed or completed debt or equity financing transactions, including expenses or losses related to the early retirement or extinguishment of debt and any bonuses paid in connection with such financing transactions, (ii) unrealized foreign exchange (gain) loss on indebtedness, net, (iii) restructuring or impairment expenses (not to exceed $11 million in 2005, $4 million in 2006, $3.5 million in 2007 and $1.5 million in each year thereafter), (iv) reserves for inventory in connection with plant closings, (v) stock-based and other non-cash compensation charges, charges from forgiveness of loans made to employees in connection with the purchase of equity and any tax gross-up payments made in respect of such loan forgiveness in connection with or prior to the completion of our initial public offering, (vi) certain transaction costs, including costs incurred in connection with this offering and the related debt financing, (vii) costs associated with payments to management prior to the completion of our initial public offering in connection with the termination of incentive plans, (viii) non-cash charges resulting from the application of purchase accounting, (ix) any fees, expenses or charges deducted in computing net income which have been determined by management, which determination is reasonably acceptable to the administrative agent under our credit facility, to be non-recurring by virtue of changes in our method of operations pursuant to our cost reduction programs, (x) non-cash losses (net of non-cash gains) resulting from marking-to-market hedging obligations, (xi) non-cash expenses resulting from the granting of stock options, restricted stock or restricted stock unit awards under equity compensation programs solely with respect to our common stock and (xii) expenses not exceeding $5 million per year incurred as a result of the repurchase, redemption or retention of common stock earned under equity compensation programs solely in order to make withholding tax payments. Adjusted EBITDA, as defined in the credit facility and calculated below, may not be comparable to similarly titled measurements used by other companies. The following table provides a reconciliation from net cash provided by operating activities, which is the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2005	2004
Net cash provided by operating activities	$17,791	$12,810
Interest expense, net	15,460	16,497
Net change in operating assets and liabilities	234	10,026
Income tax provision	5,655	6,426
Deferred financing cost amortization	(246)	(245)
Deferred taxes	(999)	(3,608)
Deferred interest	(528)	(455)
Unrealized foreign exchange gain on indebtedness, net	3,771	1,998

EBITDA	41,138	43,449
Unrealized foreign exchange gain on indebtedness, net	(3,771)	(1,998)
Restructuring expenses	5,176	1,082

Adjusted EBITDA	$42,543	$42,533

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have foreign currency cash flow and earnings exposure with respect to specific sale transactions denominated in currencies other than the functional currency of the unit incurring the costs associated with such transactions. To mitigate the risks related to this exposure, we utilize forward currency contracts in certain circumstances, other than in South America, to lock in exchange rates with the objective that the gain or loss on the forward contracts will approximate the loss or gain on the transaction or transactions being hedged. We determine whether to enter into hedging arrangements based upon the size of the underlying transaction or transactions, an assessment of the risk of adverse movements in the applicable currencies and the availability of a cost-effective hedging strategy. To the extent we do not engage in hedging or such hedging is not effective, changes in the relative value of currencies can affect our profitability.

In South America, substantially all of our sales are denominated in US Dollars, but the associated costs are recorded in the local currencies of the operating units. We do not hedge this US Dollar exposure as it would generally not be cost effective due to the relatively inefficient foreign exchange markets for local currencies in that region.

As of March 31, 2005, we had open foreign currency exchange contracts maturing through April 2006 with net notional amounts of approximately 28 million. At March 31, 2005, we prepared an analysis to determine the sensitivity of our forward exchange contracts to changes in exchange rates. A hypothetical adverse exchange rate movement of 10% against our forward exchange contracts would have resulted in a potential net loss in fair value of these contracts of approximately $2.8 million. All such losses on these forward foreign exchange contracts would be substantially offset by gains on the underlying transactions that we had hedged.

In connection with our existing senior debt as of March 31, 2005, we had non-hedged currency exposure on certain indebtedness related to (i) indebtedness denominated in Euros at our U.S. subsidiaries, whose functional currency is the US dollar, and (ii) indebtedness denominated in U.S. dollars at our foreign subsidiaries, whose functional currency is the Euro.

Additionally our senior credit facility as of March 31, 2005 required us to hedge the variable interest rate on a portion of the outstanding senior debt to effectively convert such debt to fixed-rate debt.

At March 31, 2005, we also had interest rate swaps that provide for us to pay fixed rates on Eurodollar, US Dollar and Canadian Dollar notional amounts while receiving the applicable floating LIBOR rates from the counter-parties. In addition to these interest rate swaps, interest on the US Dollar-denominated portion of the mezzanine debt had a fixed rate. With respect to our floating rate debt, interest rate changes generally do not affect the market value, but, if the floating rates have not been effectively converted to fixed rates through interest rate swaps, they do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.

We used the proceeds from our initial public offering, together with borrowings under the new credit facility, to repay all outstanding borrowings under our existing senior and mezzanine credit facilities and our interest rate swap and swaption contracts were terminated. We entered into interest rate swap contracts that effectively fixed the interest rate on 85% of the term loan credit facility for three years at a weighted average rate of 5.52%. The weighted average interest rate on the revolving credit facility and the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 5.00% based on current market rates.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were not effective solely because of the following material weakness in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) with respect to accounting for income taxes: In February 2005, during the conduct of the audit of our consolidated financial statements for the year ended December 31, 2004, our independent auditors advised the audit committee of our board of directors and our management team that deferred taxes had not properly been provided for German federal corporate tax purposes at one of our subsidiaries during the years ended December 31, 2000, 2001, 2002 and 2003, and that such error had not been detected by our internal controls. This material weakness referred to above resulted primarily from the design of our controls related to international tax provision calculations. The design of our internal controls provided for the independent audit of the tax calculations at our international subsidiaries prior to a review of such calculations by our corporate tax department. The deficiency in this design has been corrected and our corporate tax department will now review all tax calculations prior to the initiation of independent audit or review of our financial statements. In addition, we provided additional tax training to all of our international controllers in May 2005. We also have planned for our corporate tax department to conduct periodic on-site tax reviews of international tax issues with local controllers and external tax advisors, and we began conducting these reviews in May 2005. We anticipate that these measures will result in the correction of the material weakness referred to above not later than December 31, 2005.

Other than the change in the design of internal control relating to tax calculations at our international subsidiaries described above, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In addition, subsequent to March 31, 2005 we began taking the remedial actions described above.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are from time to time involved in various legal proceedings that arise in the ordinary course of our business. We believe that none of our pending litigation will, individually or in the aggregate, have a material adverse effect on our financial condition, cash flows or results of operation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

We did not sell any unregistered equity securities during the three months ended March 31, 2005.

Use of Proceeds

The Securities and Exchange Commission declared our Registration Statement on Form S-1 (File No. 333-114703), relating to the initial public offering of shares of our common stock, $0.01 par value per share, effective on May 16, 2005. We closed the offering on May 19, 2005. Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and CIBC World Markets Corp. were representatives for the underwriters of the offering.

We sold 13,399,233 shares of common stock in the offering at a price to the public of $12.00 per share, for aggregate gross proceeds of $160.8 million. These proceeds, together with $650 million from borrowings under our new credit facility, were used as follows:

•	$752.5 million to repay existing indebtedness, including all outstanding borrowings under our existing senior and mezzanine credit facilities;

•	$39.5 million to pay underwriting discounts and commissions of approximately $10.0 million, fees related to our new credit facility of approximately $13.1 million, and other fees and expenses of $16.4 million;

•	$4.6 million to redeem 404,505 shares of common stock from certain of our directors, officers and members of senior management;

•	$8.5 million to make a distribution to Xerium 3 S.A., our immediate parent company prior to the offering, declared prior to the offering to reimburse Xerium 3 S.A., Xerium 2 S.A. and Xerium S.A. for certain Luxembourg tax and other pre-closing liabilities and to fund certain expenses in connection with the offering expected to be incurred by Xerium 3 S.A., Xerium 2 S.A. and Xerium S.A. following the consummation of the offering; and

•	$2.7 million to pay transaction bonuses to certain officers and other members of management for completing this offering, of which $0.8 million was paid to certain of our executive officers and $0.7 million was paid to certain other of our officers.

Restrictions on Payment of Dividends

Under Delaware law, we can only pay dividends either out of “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or out of current or the immediately preceding year’s earnings. We historically have not had sufficient earnings to pay dividends at the level contemplated by our dividend policy. We anticipate that we will not have sufficient earnings to pay dividends and therefore expect that we will pay dividends out of surplus. Our board of directors will seek periodically to assure itself that we have sufficient surplus to pay dividends before actually declaring any dividends. Further, our board of directors may seek opinions from outside valuation firms to the effect that there is sufficient surplus to pay dividends, and such opinions may not be forthcoming. If we sought and were not able to obtain such an opinion, we likely would not be able to declare and pay dividends.

Our credit facility restricts our ability to declare and pay dividends on our common stock as follows:

•	we will be permitted to pay dividends in an amount not to exceed $10 million in the aggregate per fiscal quarter until December 31, 2006, subject to there being no default or event of default under our new credit facility as described below;

•	beginning on December 31, 2006, we may pay dividends on each quarterly dividend payment date up to an amount that, when added to the amount of dividends paid on the three most recent prior quarterly dividend payment dates, does not exceed 75% of our pre-dividend free cash flow (as defined in our new credit facility) for the four fiscal quarters ended immediately prior to such dividend payment date. “Pre-dividend free cash flow” is defined in our new credit facility as Adjusted EBITDA minus the sum of (i) net interest expense paid in cash, (ii) net cash taxes, (iii) cash capital expenditures (reduced by the amount of any asset sale, insurance or condemnation proceeds which we are permitted to retain in our business and any capital expenditures made with the proceeds of previously generated surplus cash), (iv) all scheduled debt repayments, (v) cash restructuring expenses and (vi) cash payments of withholding taxes from proceeds of the repurchase, redemption or retention of our common stock relating to equity incentive awards; and

•	we may not pay dividends if a default or event of default under our new credit facility has occurred and is continuing or would occur as a consequence of such payment.

Our new credit facility requires that we meet certain financial ratios in order to avoid a default or event of default under the facility. These covenants are as follows:

•	Our interest coverage ratio as of the end of any period set forth below must exceed the ratio set forth for such period:

Period	Ratio
Fiscal quarters ending September 30, 2005 through March 31, 2006	3.50:1
Fiscal quarters ending June 30, 2006 through December 31, 2006	4.00:1
Fiscal quarters ending March 31, 2007 and December 31, 2007	4.25:1
Fiscal quarters ending March 31, 2008 through December 31, 2008	4.50:1
Fiscal quarters ending March 31, 2009 through December 31, 2009	4.75:1
Fiscal quarters ending March 31, 2010 through December 31, 2010	5.00:1
Fiscal quarters ending March 31, 2011 and thereafter	5.25:1

•	Our leverage ratio as of the end of any period set forth below must not exceed the ratio set forth for such period:

Period	Ratio
Fiscal quarters ending September 30, 2005 and December 31, 2005	4.50:1
Fiscal quarter ending March 31, 2006	4.25:1
Fiscal quarters ending June 30, 2006 through December 31, 2006	4.00:1
Fiscal quarters ending March 31, 2007 through December 31, 2007	3.75:1
Fiscal quarters ending March 31, 2008 and June 30, 2008	3.50:1
Fiscal quarters ending September 30, 2008 and December 31, 2008	3.25:1
Fiscal quarters ending March 31, 2009 through December 31, 2009	3.00:1
Fiscal quarters ending March 31, 2010 and June 30, 2010	2.75:1
Fiscal quarters ending September 30, 2010 and December 31, 2010	2.50:1
Fiscal quarters ending March 31, 2011 and June 30, 2011	2.25:1
Fiscal quarters ending September 30, 2011 and thereafter	2.00:1

•	Our fixed charge coverage ratio as of the end of any period set forth below must exceed the ratio set forth for such period:

Period	Ratio
Fiscal quarters ending September 30, 2005 through December 31, 2006	1.75:1
Fiscal quarters ending March 31, 2007 through December 31, 2007	1.85:1
Fiscal quarters ending March 31, 2008 and thereafter	1.90:1

Our new credit facility does not restrict our payment of dividends based upon the amount of our pre-dividend free cash flow (as defined in the credit facility) until December 31, 2006. Pre-dividend free cash flow (as defined in our new credit facility) does not represent the amount we intend to distribute as dividends for any period but rather is a restriction on the maximum level of dividend payments, if any, that we will be permitted to declare and pay under the terms of our new credit facility.

For a further description of our new credit facility, see the Prospectus dated May 16, 2005 relating to the initial public offering our common stock and filed with the Securities and Exchange Commission on May 17, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

See Exhibit Index following the signature page of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XERIUM TECHNOLOGIES, INC.
(Registrant)

Date: June 23, 2005	By:	/s/ Michael P. O’Donnell
Michael P. O’Donnell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Xerium Technologies, Inc.

3.2	Amended and Restated By-Laws of Xerium Technologies, Inc.

4.1	Registration Rights Agreement by and among Xerium Technologies, Inc. and certain of its investors.

4.2	Form of Stock Certificate for Common Stock, incorporated by reference to Exhibit 4.2 to Xerium Technologies, Inc.’s Registration Statement on Form S-1/A filed on May 3, 2005, Registration Number 333-114703.

10.1	Credit Agreement, dated as of May 18, 2005 among Xerium Technologies, Inc. and certain financial institutions as the Lenders.

10.2	Employment Agreement with Thomas Gutierrez.

10.3	Employment Agreement with Michael O’Donnell.

10.4	Employment Agreement with Josef Mayer and supplemental Agreement.

10.5	Employment Agreement with Miguel Quiñonez.

10.6	Employment Agreement with Douglas Milner.

10.7	2005 Equity Incentive Plan.

10.8	Senior Executive Annual Incentive Plan.

10.9	Form of Performance-Based Restricted Stock Units Agreement for Executive Officers, incorporated by reference to Exhibit 10.9 to Xerium Technologies, Inc.’s Registration Statement on Form S-1/A filed on May 3, 2005, Registration Number 333-114703.

10.10	Form of Time-Based Restricted Stock Units Agreement for Executive Officers, incorporated by reference to Exhibit 10.10 to Xerium Technologies, Inc.’s Registration Statement on Form S-1/A filed on May 3, 2005, registration number 333-114703.

10.11	Form of Restricted Stock Units Agreement for Directors, incorporated by reference to Exhibit 10.11 to Xerium Technologies, Inc.’s Registration Statement on Form S-1/A filed on May 3, 2005, Registration Number 333-114703.

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.