Form 10-Q
period 2005-06-30
XERIUM TECHNOLOGIES INC
filed 2005-08-12
CIK 1287151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of August 5, 2005 was 43,725,093.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Xerium Technologies, Inc.

Consolidated Balance Sheets—(Unaudited)

(dollars in thousands)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$51,152	$24,002
Accounts receivable (net of allowance for doubtful accounts of $1,838 at June 30, 2005 and $2,034 at December 31, 2004)	104,488	113,283
Inventories	105,531	110,931
Prepaid expenses	8,205	4,131
Other current assets	5,410	9,717

Total current assets	274,786	262,064
Property and equipment, net	367,064	393,621
Goodwill	298,614	320,297
Intangible assets and deferred financing costs, net	42,601	30,804
Other assets	7,770	11,166

Total assets	$990,835	$1,017,952

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable	$10,216	$11,014
Accounts payable	33,696	39,217
Accrued expenses	52,338	72,720
Current maturities of long-term debt	8,790	45,703

Total current liabilities	105,040	168,654
Long-term debt, net of current maturities	636,973	771,132
Deferred taxes	39,255	42,050
Pension, other postretirement and postemployment obligations	88,101	90,601
Other liabilities	416	611
Commitments and contingencies	—	—
Stockholders’ equity (deficit)
Common stock, $.01 par value, 150,000,000 shares authorized; 43,725,093 and 31,013,482 shares outstanding as of June 30, 2005 and December 31, 2004, respectively	437	310
Paid-in capital	198,200	6,687
Accumulated deficit	(52,264)	(47,030)
Accumulated other comprehensive loss	(25,323)	(15,063)

Total stockholders’ equity (deficit)	121,050	(55,096)

Total liabilities and stockholders’ equity (deficit)	$990,835	$1,017,952

See accompanying notes.

Xerium Technologies, Inc.

Consolidated Statements of Operations – (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$145,850	$142,140	$297,777	$288,044
Costs and expenses:
Cost of products sold	80,107	73,502	161,793	148,392
Selling	17,351	16,978	35,105	34,417
General and administrative	45,448	22,375	64,428	43,068
Restructuring	6,028	2,811	11,204	3,893
Research and development	2,629	2,130	4,956	4,315

	151,563	117,796	277,486	234,085

Income (loss) from operations	(5,713)	24,344	20,291	53,959
Interest expense	(13,649)	(16,479)	(29,260)	(33,079)
Interest income	312	122	463	225
Foreign exchange gain	1,670	471	5,048	2,171
Loss on early extinguishment of debt	(4,886)	—	(4,886)	—

Income (loss) before provision for income taxes	(22,266)	8,458	(8,344)	23,276
Provision (benefit) for income taxes	(9,918)	4,003	(4,263)	10,429

Net income (loss)	$(12,348)	$4,455	$(4,081)	$12,847

Net income (loss) per share:
Basic	$(.33)	$.14	$(.12)	$.41

Diluted	$(.33)	$.14	$(.12)	$.41

Shares used in computing net income (loss) per share:
Basic	36,880,379	31,013,482	33,963,138	31,013,482

Diluted	36,880,379	31,013,482	33,963,138	31,013,482

See accompanying notes.

Xerium Technologies, Inc.

Consolidated Statements of Cash Flows - (Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2005	2004
Operating activities
Net income (loss)	$(4,081)	$12,847
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	15,977	—
Depreciation	20,623	22,163
Amortization of intangibles	2,112	2,085
Deferred financing cost amortization	686	489
Unrealized foreign exchange gain on revaluation of debt	(6,025)	(2,583)
Deferred taxes	(4,873)	1,065
Deferred interest	813	5,898
Asset impairment	175	403
Loss on early extinguishment of debt	4,886	—
Gain on disposition of property and equipment	(166)	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	3,590	(1,631)
Inventories	148	(2,778)
Prepaid expenses	(4,421)	(3,881)
Other current assets	60	291
Accounts payable and accrued expenses	(24,199)	(6,262)
Deferred and other long term liabilities	1,328	1,341
Other	10	(137)

Net cash provided by operating activities	6,643	29,310

Investing activities
Capital expenditures, gross	(15,523)	(29,841)
Proceeds from disposals of property and equipment	5,428	964
Other	(50)	(1)

Net cash used in investing activities	(10,145)	(28,878)

Financing activities
Net increase in borrowings (maturities of 90 days or less)	114	13,851
Proceeds from borrowings (maturities longer than 90 days)	650,000	—
Principal payments on debt	(744,621)	(17,820)
Issuance of common stock	160,791	—
Redemption of common stock	(4,551)	—
Costs related to public offering and refinancing	(32,418)	(5,619)
Other	(1,153)	550

Net cash provided by (used in) financing activities	28,162	(9,038)

Effect of exchange rate changes on cash flows	2,490	(2,145)

Net increase (decrease) in cash	27,150	(10,751)
Cash and cash equivalents at beginning of period	24,002	22,294

Cash and cash equivalents at end of period	$51,152	$11,543

See accompanying notes.

Xerium Technologies, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands, except per share data)

1. Company History

Xerium Technologies, Inc. (the “Company”), is a leading global manufacturer and supplier of two types of consumable products used primarily in the production of paper – clothing and roll covers. Operations are strategically located in the major paper-making regions of the world, including the United States (US), Canada, the United Kingdom, Continental Europe, Asia-Pacific and South America. The Company was reorganized in connection with its initial public offering, which was completed on May 19, 2005 (Note 2).

2. Initial Public Offering and Reorganization

The Company completed its initial public offering and a reorganization on May 19, 2005.

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

Prior to the offering, the Company had outstanding one share of $.01 par value common stock that was held by Xerium 3 S.A. In connection with the offering, the Company effected a 31,013,482-for-1 stock split of this common stock and, accordingly, all share and per share amounts related to common stock included in the accompanying consolidated financial statements and notes thereto have been presented as if this stock split had occurred as of the earliest period presented.

In connection with the offering, Xerium Technologies, Inc. issued 13,399,233 shares of common stock at a public offering price of $12.00 per share and entered into a $750,000 credit facility agreement, under which $650,000 was borrowed in connection with the offering and which has a 7 year maturity. In connection with the offering, the Company repaid $752,500 of principal and interest on the senior bank debt, mezzanine bank debt and certain noninterest-bearing shareholder notes, as well as $1,354 of contractual payments under various rate swap agreements which were used to hedge the floating rate senior and mezzanine debt. The Company wrote off $4,886 of deferred financing costs related to the repayment of this debt as of May 19, 2005, which has been classified as loss on early extinguishment of debt in the accompanying statement of operations. See Note 6 for additional disclosure related to the issuance of debt.

Costs related to the reorganization, debt recapitalization and the offering that were recorded as of May 19, 2005 include the following:

•	$41,098 of fees and expenses including (i) $10,049 to underwriters (charged against paid-in capital), (ii) $13,125 to arrangers and lenders (capitalized as deferred financing costs) and (iii) $17,924 of other fees and expenses (including $9,845 related to the offering and charged against paid-in capital; $6,725 related to the debt recapitalization and capitalized as deferred financing costs and $1,354 charged to interest expense related to contractual payments under various rate swap agreements which were used to hedge the floating rate of previously existing senior and mezzanine debt);

•	$15,507 of non-cash compensation expense related to the vesting of stock options and restricted stock in connection with the offering charged to general and administrative expense;

•	$2,710 in compensation expense for the portion of cash transaction bonuses that were paid to members of the Company’s management team in connection with the offering and were charged to general and administrative expense.

Xerium Technologies, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands, except per share data)

2. Initial Public Offering and Reorganization—(continued)

In addition, Xerium Technologies, Inc. distributed $7,359 to Xerium 3 S.A. to reimburse Xerium 3 S.A. for certain pre-closing liabilities and $1,153 to Xerium 3 S.A. to fund certain expenses which are expected to be incurred by Xerium 3 S.A. following the offering.

Prior to the offering, the Company had outstanding $39,646 of non-interest bearing loans. Upon closing of the offering, the Company repaid $1,153 of these loans with cash; the remaining $38,493 was repaid by Xerium S.A. with an obligation to deliver shares of Xerium Technologies, Inc. This repayment with shares was treated as a capital contribution to Xerium Technologies, Inc.

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

The following table summarizes the changes in the Company’s capital stock accounts for the six months ended June 30, 2005:

	Common Stock Number of Shares	Common Stock $.01 Par Value	Paid-in Capital
Balance at December 31, 2004	31,013,482	$310	$6,687
Retirement of shares received from Xerium S.A.	(283,117)	(3)	3
Redemption of management shares	(404,505)	(4)	(4,547)
Conversion of shareholder notes	—	—	38,493
Issuance of common stock, net of issuance costs	13,399,233	134	160,657
Compensation expense on pre-IPO options and restricted stock	—	—	15,507
Offering costs	—	—	(19,895)
Other non-offering changes in capital stock accounts	—	—	1,295

Balance at June 30, 2005	43,725,093	$437	$198,200

Xerium Technologies, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands, except per share data)

3. Interim Financial Statements

The accompanying unaudited consolidated interim financial statements at June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year. In management’s opinion, these unaudited consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of Xerium S.A. for the year ended December 31, 2004 included in the Prospectus dated May 16, 2005 relating to the Company’s initial public offering.

4. Accounting Policies

Derivatives and Hedging

The Company has historically entered into several types of derivative instruments. Certain of these derivatives are treated as hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and include interest rate swaps and caps that qualify as cash flow hedges, and foreign currency forward contracts that qualify as either cash flow or fair value hedges.

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

4. Accounting Policies—(continued)

Derivatives and Hedging—(continued)

The Company’s derivative activities are as follows:

(i) Cash Flow Hedges

The Company’s interest rate swap agreements effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. The fair value of the interest rate derivative contracts is approximately $(2,105) and $(1,225) at June 30, 2005 and December 31, 2004, respectively, and is included in accrued expenses. All changes in the fair value of these contracts are recorded in accumulated other comprehensive loss.

In connection with the repayment of its senior bank debt and mezzanine bank debt at the time of the initial public offering (see Note 2), the Company made contractual payments of $1,354 under various interest rate swap agreements which had been used to hedge the floating rate of the senior and mezzanine debt. Subsequently, the Company entered into new interest rate swap contracts that effectively fixed the interest rate on 85% of the term loan credit facility for three years at a weighted average rate of 5.51%. The weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 5.01% based on current market rates.

The Company, from time to time, enters into forward exchange contracts to fix currencies at specified rates based on expected future cash flows to protect against the fluctuations in cash flows resulting from sales denominated in foreign currency over the next year. The value of these contracts is recognized at fair value based on market exchange forward rates. The fair value of these contracts amounted to a liability of $(159) and an asset $1,585 at June 30, 2005 and December 31, 2004, respectively. The change in fair value of these contracts is included in accumulated other comprehensive loss.

(ii) Fair Value Hedges

The Company is subject to exposure from fluctuations in foreign currencies. To manage this exposure, the Company uses foreign exchange forward contracts. The value of these contracts is recognized at fair value based on forward market exchange rates and the change in the fair value of these contracts is included in general and administrative expense. The amount was not material to the Company’s consolidated statements of operations for the three and six months ended June 30, 2005 and 2004.

Xerium Technologies, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands, except per share data)

4. Accounting Policies - (continued)

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

Net Income (Loss) Per Common Share

Net income (loss) per common share has been computed and presented pursuant to the provisions of SFAS No. 128, Earnings per Share (“SFAS No. 128”). Net income (loss) per share is based on the weighted-average number of shares outstanding during the period. As discussed in Note 2, the Company was reorganized in connection with its initial public offering. Prior to the offering, Xerium Technologies, Inc. was an indirect, wholly owned subsidiary of Xerium S.A.; subsequent to the offering the Company directly or indirectly holds all of the operating subsidiaries and related holding companies of the former corporate group, excluding the former parent, Xerium S.A. and two holding company subsidiaries of Xerium S.A., Xerium 2 S.A. and Xerium 3 S.A.

Prior to and in connection with the initial public offering, the Company effected a 31,013,482-for-1 stock split of the Company’s common stock. On May 19, 2005, the Company issued common shares in this offering and granted restricted stock units to its directors, officers and employees. All share and per share amounts related to common stock included in the following table below have been presented as if this stock split had occurred as of the earliest period presented to reflect the transactions above.

During the three and six months ended June 30, 2004, the Company had outstanding stock options and restricted stock that were excluded from the calculation of diluted weighted average shares outstanding because vesting of such options and restricted stock was contingent upon a change of control, which did not occur until the Company’s initial public offering on May 19, 2005. Therefore, diluted net income per share is equal to basic net income (loss) per share for the three and six months ended June 30, 2004, respectively.

For the three and six months ended June 30, 2005, 9,448 and 4,749 restricted stock units (see Note 14), respectively, were excluded from the calculation of diluted weighted average shares outstanding as the Company incurred net losses for those periods and, accordingly, diluted net (loss) per share is equal to basic net loss per share.

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Weighted-average common shares outstanding—basic	36,880,379	31,013,482	33,963,138	31,013,482
Dilutive effect of stock-based compensation awards outstanding	—	—	—	—

Weighted-average common shares outstanding—diluted	36,880,379	31,013,482	33,963,138	31,013,482

Reclassifications

Certain prior period balances have been reclassified to conform to the current year presentation.

Xerium Technologies, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands, except per share data)

4. Accounting Policies - (continued)

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

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (Revised 2004) (“SFAS No. 123R”). This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the Company’s equity securities or may be settled by the issuance of these securities. SFAS No. 123R discontinues the accounting for share-based compensation using Accounting Principles Board (“APB”) Opinion No. 25 and generally requires that such transactions be accounted for using a fair value method. In April 2005, the Securities and Exchange Commission issued a release which amends the compliance dates for Statement 123(R). The Company will now be required to adopt the new accounting provisions beginning in the first quarter of fiscal 2006. Until the Company adopts SFAS No. 123(R) in the first quarter of fiscal 2006, the Company will continue to account for its stock compensation in accordance with APB No. 25 as described in Note 14. The full impact that the adoption of this statement will have on the Company’s financial position and results of operations will be determined based upon the share-based payments granted under the Company’s 2005 Equity Incentive Plan (the 2005 Plan), which was adopted on May 19, 2005.

Xerium Technologies, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands, except per share data)

4. Accounting Policies - (continued)

New Accounting Standards - (continued)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

5. Inventories

The components of inventories are as follows at:

	June 30, 2005	December 31, 2004
Raw materials	$21,354	$21,774
Work in process	35,517	37,481
Finished units	48,660	51,676

	$105,531	$110,931

6. Debt

In connection with the offering discussed in Note 2, the Company entered into a new $750,000 senior secured credit facility. The new credit facility provides for a $100,000 senior secured revolving credit facility (to be reduced to $50,000 upon the earlier of (i) the completion of a legal reorganization of a portion of the Company’s international operations or (ii) May 19, 2006) and a term loan in a total principal amount of $650,000. The new credit facility is secured by substantially all of the Company’s assets and the assets of most of its subsidiaries that are guarantors under the existing facility. Borrowings under the revolving credit facility and term loan facility bear interest at either (a) LIBOR plus the applicable margin or (b) the Euribor rate plus the applicable margin, in addition to certain other mandatory costs associated with syndication in the European markets. The applicable margin for US Dollar LIBOR term loans will be 2.00% and the applicable margin for LIBOR revolving loans, Euribor loans and CDOR loans will be 2.25%, provided that the applicable margin with respect to revolving loans may be reduced to 2.00% or 1.75% based on a leverage test set forth in the new credit agreement. The Company entered into interest rate swap agreements that effectively fixed the interest rate on approximately 85% of the term loan credit facility for three years at a weighted average rate of 5.51%. The revolving credit facility has a 6.5 year maturity and the term loan facility has a 7 year maturity.

The new credit facility provides for scheduled principal payments on the term loan of $6,500 each year, payable in quarterly installments beginning September 30, 2005, with the remaining $606,100 due at maturity in May 2012. This facility contains covenants based on certain measures of debt level, interest coverage and fixed charge coverage, all in relation to Adjusted EBITDA as defined in the credit agreement, and capital expenditures.

Xerium Technologies, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands, except per share data)

7. Income Taxes

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

The Company’s effective tax rate is 44% and 51% for the three and six months ended June 30, 2005, respectively, as compared with 47% and 45% for the three months and six months ended June 30, 2004, respectively. The effective tax rate for 2005 exceeds the statutory United States tax rate of 34% primarily due to the non deductibility of certain transaction costs and to forecasted operating losses in taxing jurisdictions for which valuation allowances have been recognized due to the uncertainty surrounding the future utilization of such net operating loss carryforwards. Management has determined that it is “more likely than not” that the tax benefit of losses incurred in the United States during the first six months of 2005 will be realized in 2005.

8. Pensions, Other Postretirement and Postemployment Benefits

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

In connection with employment agreements entered into with two of the Company’s officers on May 19, 2005, the Company agreed to provide supplemental retirement benefits, which have been included in the benefits cost below.

As required by SFAS No. 132, the following tables summarize the components of net periodic benefit cost:

Defined Benefit Plans

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Service cost	$1,226	$1,330	$2,462	$2,550
Interest cost	1,294	1,212	2,658	2,476
Expected return on plan assets	(760)	(669)	(1,528)	(1,382)
Amortization of prior service cost	4	7	6	14
Amortization of net loss	24	124	163	249

Net periodic benefit cost	$1,788	$2,004	$3,761	$3,907

Xerium Technologies, Inc.

Notes to Unaudited Consolidated Financial Statements – (Continued)

(dollars in thousands, except per share information)

8. Pensions, Other Postretirement and Postemployment Benefits – (continued)

Other Postretirement Benefit Plans

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Service cost	$127	$113	$254	$226
Interest cost	715	713	1,430	1,426
Amortization of prior service cost	(116)	—	(232)	—
Amortization of net loss	352	187	704	374

Net periodic benefit cost	$1,078	$1,013	$2,156	$2,026

9. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss was as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability	Change in Value of Derivative Instruments (see Note 4)	Accumulated Other Comprehensive Loss
Balance at December 31, 2004	$(9,633)	$(5,567)	$137	$(15,063)
Current period change	(8,036)	—	(2,224)	(10,260)

Balance at June 30, 2005	$(17,669)	$(5,567)	$(2,087)	$(25,323)

10. Warranties

The Company sells a number of products and offers warranties on certain products. The specific terms and conditions of these warranties vary depending on the product sold and country in which the product is sold. The Company estimates the costs that may be incurred under its warranties and records a liability for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. Changes in the Company’s combined short-term and long-term warranty liabilities during the six months ended June 30, 2005 are as follows:

Balance at December 31, 2004	$3,105
Warranties provided during period	1,586
Settlements made during period	(1,431)
Changes in liability estimates, including expirations and currency effects	(555)

Balance at June 30, 2005	$2,705

11. Restructuring Charges

Restructuring charges included in the statements of operations are the result of the Company’s long-term strategy to reduce production costs and improve long-term competitiveness. Restructuring charges consist principally of severance costs related to reductions in work force and of facility costs and impairments of assets related to closing facilities and/or shifting production from one facility to another. Facility costs are principally comprised of costs to relocate assets to the Company’s other facilities, operating lease termination costs, legal and consulting expenses and other associated costs.

Xerium Technologies, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands, except per share data)

11. Restructuring Charges—(continued)

During the second quarter, 2005, the Company closed the clothing manufacturing facility and a small rolls cover manufacturing facility in the United Kingdom. In respect of these closings, the Company recorded $4.5 million and $7.6 million of charges during the three and six months ended June 30, 2005, respectively.

In addition, the Company has implemented a reorganization of its European roll covers business which consisted primarily of a realignment of administrative functions and headcount reductions and incurred $1.9 million of restructuring expenses related to this initiative during the six months ended June 30, 2005 and does not expect to incur any additional costs related to this reorganization.

The table below sets forth the significant components and activity under restructuring programs for the six months ended June 30, 2005:

	Balance at December 31, 2004	Charges	Write-offs	Cash Payments	Balance at June 30, 2005
Severance	$1,870	$7,893	$—	$(5,631)	$4,132
Facility costs and other	78	3,144	—	(2,956)	266
Asset impairment	—	167	(167)	—	—

Total	$1,948	$11,204	$(167)	$(8,587)	$4,398

Restructuring charges by segment are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Clothing	$4,594	$1,978	$8,576	$2,722
Roll Covers	1,434	833	2,628	1,171

Total	$6,028	$2,811	$11,204	$3,893

12. Business Segment Information

The Company is a global manufacturer and supplier of consumable products primarily used in the production of paper, and which is organized into two reportable segments: Clothing and Roll Covers. The Clothing segment represents the manufacture and sale of synthetic textile belts used to transport paper along the length of papermaking machines. The Roll Covers segment primarily represents the manufacture and refurbishment of covers used on the steel rolls of a papermaking machine. The Company manages each of these operating segments separately.

Management evaluates segment performance based on earnings before interest, taxes, depreciation and amortization and before allocation of corporate charges. Such measure is then adjusted to exclude items that are of an unusual nature and are not used in measuring segment performance or are not segment specific (“Segment Earnings (Loss)”). The accounting policies of these segments are the same as those for the Company as a whole. Inter-segment net sales and inter-segment eliminations are not material for any of the periods presented.

Xerium Technologies, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands, except per share data)

12. Business Segment Information—(continued)

Summarized financial information for the Company’s reportable segments is presented in the tables that follow for the three and six months ended June 30, 2005 and 2004.

	Clothing	Roll Covers	Corporate	Total
Three Months Ended June 30, 2005:
Net sales	$96,125	$49,725	$—	$145,850
Segment Earnings (Loss)	25,153	13,103	(3,749)	—

Three Months Ended June 30, 2004:
Net sales	$92,493	$49,647	$—	$142,140
Segment Earnings (Loss)	29,441	15,477	(1,668)	—

	Clothing	Roll Covers	Corporate	Total
Six Months Ended June 30, 2005:
Net sales	$195,327	$102,450	$—	$297,777
Segment Earnings (Loss)	54,957	29,328	(7,235)	—

Six Months Ended June 30, 2004:
Net sales	$183,388	$104,656	$—	$288,044
Segment Earnings (Loss)	55,546	34,076	(3,839)	—

Provided below is a reconciliation of Segment Earnings (Loss) to income (loss) before provision for income taxes for the three and six months ended June 30, 2005 and 2004, respectively.

	Three Months Ended June 30,
	2005	2004
Segment Earnings (Loss):
Clothing	$25,153	$29,441
Roll Covers	13,103	15,477
Corporate	(3,749)	(1,668)
Non-cash compensation and related expenses	(15,977)	(4,095)
Net interest expense	(13,337)	(16,357)
Depreciation and amortization	(10,979)	(12,114)
Restructuring costs	(6,028)	(2,811)
Unrealized foreign exchange gain on revaluation of debt	2,254	585
Loss on early extinguishment of debt	(4,886)	—
Expenses related to initial public offering	(7,820)	—

Income (loss) before provision (benefit) for income taxes	$(22,266)	$8,458

Xerium Technologies, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands, except per share data)

12. Business Segment Information—(continued)

	Six Months Ended June 30,
	2005	2004
Segment Earnings (Loss):
Clothing	$54,957	$55,546
Roll Covers	29,328	34,076
Corporate	(7,235)	(3,839)
Non-cash compensation and related expenses	(15,977)	(4,095)
Net interest expense	(28,797)	(32,854)
Depreciation and amortization	(22,735)	(24,248)
Restructuring charges	(11,204)	(3,893)
Unrealized foreign exchange gain on revaluation of debt	6,025	2,583
Loss on early extinguishment of debt	(4,886)	—
Expenses related to refinancing and other	(7,820)	—

Income (loss) before provision (benefit) for income taxes	$(8,344)	$23,276

13. Environmental Matters

In connection with the contemplated closure of certain manufacturing facilities under its restructuring programs, the Company conducted environmental site assessments which have indicated potential contamination at two sites. The estimated range of costs of remediation at these facilities is $2,500 to $4,600. The Company had recorded a charge for remediation costs of $3,800 during the year ended December 31, 2004, which represents management’s best estimates of the probable and reasonably estimable costs relating to this environmental remediation. This charge includes an additional $1,000, which represents costs management intends to incur in order to implement and accelerate the remediation beyond that which is required by the state. These costs are classified in general and administrative expenses and accrued expenses. The Company paid $186 of environmental costs in 2004 and $928 during the six months ended June 30, 2005. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of such matters will not have a material adverse effect on the financial conditions, liquidity or cash flow of the Company.

14. Stock-Based Compensation

Stock Options and Restricted Stock

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS No. 148”), the Company has elected to follow the provisions of APB No. 25 to account for stock-based awards to employees. Prior to the IPO, the Company had restricted stock and stock options outstanding.

No compensation expense was recorded on stock options and restricted stock prior to May 19, 2005 because vesting of such options and restricted stock was contingent upon a change of control. All such options and restricted stock vested in connection with the consummation of the Company’s initial public offering on May 19, 2005, at which time the Company measured and recorded compensation expense of $15,507 based on the then current fair value of the options and restricted stock (see Note 2).

Xerium Technologies, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands, except per share data)

14. Stock-Based Compensation—(continued)

2005 Equity Incentive Plan

Effective May 19, 2005, the Company adopted the 2005 Equity Incentive Plan (the 2005 Plan). The Board of Directors has authorized 2,500,000 shares for grant under the 2005 Plan. Under the 2005 Plan, time-based and performance-based restricted stock units (“RSUs”) were granted to directors, officers and employees of the Company. Each RSU represents an equal number of shares of common stock. Performance-based RSUs are earned based upon defined shareholder return targets over the four years (two years in the case of 20,834 RSUs) following the completion of the Company’s initial public offering on May 19, 2005. Generally the employee must be employed by the Company through the date of vesting. A summary of the RSUs outstanding as of June 30, 2005 is as follows:

	Date Vested	Number of RSUs
Non-employee Directors’ RSUs	May 19, 2005	12,500
Time-based RSUs	Various grants annually through May 19, 2008	424,683
Performance-based RSUs	May 19, 2009	718,509
Performance-based RSUs	May 19, 2007	20,834

Total RSUs granted		1,176,526

The Company accounts for these restricted stock units in accordance with APB No. 25 and, accordingly, has recorded compensation expense of $470 for the three and six months ended June 30, 2005 related to the non-employee directors and time based RSUs. Management has not determined that it is probable that the performance targets will be met; therefore, no compensation expense has been recorded relating to performance based RSUs.

Had compensation expense for the RSUs and prior stock options and restricted stock been determined based upon the fair value recognition provisions of SFAS No. 123, the net income (loss) and the effect on net income (loss) per share would have been as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(12,348)	$4,455	$(4,081)	$12,847
Add back: Stock based compensation expense reported, net of related tax effects, for prior options and restricted stock	7,598		7,598
Add back: Stock based compensation expense reported, net of related tax effects, for time based RSUs	230		230
Less: Stock based compensation expense, net of related tax effect, for prior options and restricted stock	(7,598)		(7,598)
Less: Stock based compensation expense, net of related tax effect, for all RSUs	(292)		(292)

Net income (loss), pro forma	$(12,410)	$4,455	$(4,143)	$12,847

As reported – basic and diluted	$(.33)	$.14	$(.12)	$.41

Pro-forma – basic and diluted	$(.34)	$.14	$(.12)	$.41

Xerium Technologies, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands, except per share data)

14. Stock-Based Compensation—(continued)

The performance based RSUs do not receive benefit of dividends paid by the Company during the vesting period. Fair value of performance-based RSUs granted was estimated at the measurement date of the grant using a Monte Carlo pricing model with the following assumptions:

Volatility	37%
Risk-free interest rate	3.59% (two years) and 3.73% (four years)
Dividend payment	$0.90 per year

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated interim financial statements and the related notes thereto contained elsewhere in this quarterly report on Form 10-Q. The discussion included in this section, as well as other sections of this quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance, or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include the following items:

•	our revenues and profitability could be adversely affected by fluctuations in currency exchange rates;

•	our profitability would be reduced by a decline in the prices of our products;

•	we may not be able to develop and market new products successfully or we may not be successful in competing against new technologies developed by competitors;

•	we are not required to make dividend payments on our common stock at any particular level or at all;

•	we are limited by our credit facility as to the amount of dividends we are permitted to pay;

•	we may have insufficient cash to fund growth and unexpected cash needs after satisfying our debt service obligations and paying dividends due to our high degree of leverage and significant debt service obligations;

•	we are subject to the risk of weaker economic conditions in the locations around the world where we conduct business;

•	we may be required to incur significant costs to reorganize our operations in response to market changes in the paper industry;

•	we are subject to the risk of terrorist attacks or an outbreak or escalation of any insurrection or armed conflict involving the United States or any other country in which we conduct business, or any other national or international calamity;

•	we are subject to any future changes in government regulation; and

•	we are subject to any changes in U.S. or foreign government policies, laws and practices regarding the repatriation of funds or taxes.

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

We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed on a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is selected to fit each individual paper-making machine and process. For the three and six months ended June 30, 2005, our clothing segment represented 66% of our net sales.

Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by the paper producer. Roll covers are tailored to each individual paper-making machine and process, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and manufacture spreader rolls. For the three and six months ended June 30, 2005, our roll cover segment represented 34% of our net sales.

In both our clothing and roll cover segments, a portion of our products are sold for use in other industrial applications, such as steel, plastics and textiles. For the three months ended June 30, 2005 sales for such industrial applications accounted for 9% of the net sales in our clothing segment and 11% of the net sales in our roll covers segment. For the six months ended June 30, 2005, these percentages were 10% and 10%, respectively.

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

The most recent cyclical downturn in the paper products industry started in 2001. In anticipation of this downturn, paper producers began in 2000 to take actions that seek to structurally improve the balance between the supply of and demand for paper. As part of these efforts, they have shut down many older and less efficient paper-making machines. As a result, we estimate that there were approximately 350 fewer paper-making machines in operation throughout the world at the end of 2004 than at the end of 1999, a decline of approximately 4%. We believe that significant consolidation in the paper production industry over the last few years will improve the ability of producers to better balance supply and demand and that this consolidation will give fewer paper producers a larger portion of overall capacity, leading to a more rational approach by industry leaders to the management of supply. While there has been a number of paper mill closures announced in late 2004 and the first half of 2005, we believe that, in the long term, the combination of these trends in the paper production industry, global economic growth and expected increases in per capita paper consumption in less developed regions of the world should drive increased paper production levels and consequently higher spending on consumable products used in the paper-making process.

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

In addition, sales in our roll covers segment have benefited from the expansion of our mechanical services business. We have expanded this business in response to demand from paper producers that we perform work on the internal mechanisms of a roll while we refurbish or replace a roll cover. In our clothing segment, a small portion of our business has been conducted pursuant to consignment arrangements under which we do not recognize a sale of a product to a customer until the customer placed the product into use, which typically occurs some period after the product is shipped to the customer or to a warehouse location near the customer’s facility. Recently, we have been reducing the number of consignment arrangements and increasing the use of standard terms of sale under which we recognize a sale upon product shipment. We expect this trend to continue.

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

The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $2.6 million and $2.1 million for the three months ended June 30, 2005 and 2004, respectively. The increase during the three months ended June 30, 2005 as compared with the three months ended June 30, 2004 is due to the development and launch costs of polyurethane roll covers products with enhanced performance characteristics which we expect to introduce in the second half of 2005. We expect that future research and development expenses will more closely approximate the 2004 quarterly levels for the next several quarters.

Foreign Exchange

We have a geographically diverse customer base. For the three and six months ended June 30, 2005, approximately 39% and 39% of our sales were in North America, respectively, 35% and 37% were in Europe, respectively, 10% and 9% were in South America, respectively, and 13% and 12% were in Asia-Pacific, respectively.

A substantial portion of our sales is denominated in Euros or other currencies. As a result, changes in the relative values of US Dollars, Euros and other currencies affect our reported levels of revenues and profitability as the results are translated into US Dollars for reporting purposes. In particular, increases in the value of the US Dollar relative to the value of the Euro and these other currencies adversely impact our levels of revenue and profitability because the translation of a certain number of Euros or units of such other currencies into US Dollars for financial reporting purposes will represent fewer US Dollars.

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

Currency fluctuations have a greater effect on the level of our net sales than on the level our income (loss) from operations. For example, for the three months ended June 30, 2005, the decrease in the value of the US Dollar as compared to the three months ended June 30, 2004 resulted in increases in net sales of $7.4 million and a decrease in loss from operations of $0.8 million. Although the results for the three months ended June 30, 2005 reflect a period in which the value of the US Dollar decreased as compared to the three months ended June 30, 2004, we would expect a similar but opposite effect in a period in which the value of the US Dollar increases. For any period in which the value of the dollar changes relative to other currencies, we would expect our income (loss) from operations to be affected less than our net sales

During the three and six months ended June 30, 2005, we conducted business in nine foreign currencies. The following table provides the average exchange rate for the three and six months ended June 30, 2005 and the three and six months ended June 30, 2004 of the US Dollar against each of the five foreign currencies in which we conduct the largest portion of our operations, and indicates the percentage of our net sales for the three months and six months ended June 30, 2005 denominated in such foreign currency.

Currency	Average exchange rate of the US Dollar for the three months ended June 30, 2005	Average exchange rate of the US Dollar for the three months ended June 30, 2004	Percentage of net sales for the three months ended June 30, 2005 denominated in such currency
Euro	$1.26 = 1 Euro	$1.21 = 1 Euro	41.0%
Canadian Dollar	$0.80 = 1 Canadian Dollar	$0.74 = 1 Canadian Dollar	8.2
Brazilian Real	$0.40 = 1 Brazilian Real	$0.33 = 1 Brazilian Real	8.4
Australian Dollar	$0.77 = 1 Australian Dollar	$0.71 = 1 Australian Dollar	5.0
British Pound	$1.86 = 1 British Pound	$1.81 = 1 British Pound	4.4

Currency	Average exchange rate of the US Dollar for the six months ended June 30, 2005	Average exchange rate of the US Dollar for the six months ended June 30, 2004	Percentage of net sales for the six months ended June 30, 2005 denominated in such currency
Euro	$1.29 = 1 Euro	$1.22 = 1 Euro	42.1%
Canadian Dollar	$0.81 = 1 Canadian Dollar	$0.74 = 1 Canadian Dollar	8.8
Brazilian Real	$0.39 = 1 Brazilian Real	$0.36 = 1 Brazilian Real	7.7
Australian Dollar	$0.77 = 1 Australian Dollar	$0.76 = 1 Australian Dollar	4.3
British Pound	$1.87 = 1 British Pound	$1.83 = 1 British Pound	3.9

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

Any dividends on our common stock will be paid in US Dollars. We do not expect to generate sufficient cash flows denominated in US Dollars to make our anticipated dividend payments and will therefore rely, in part, on the conversion to US Dollars of cash flows generated in other currencies. The amount of US Dollars received from the conversion of cash flows generated in other currencies will depend on the then-current exchange rates. If the value of the US Dollar increases relative to the value of these other currencies, the cash flows will represent fewer US Dollars. As a result, even if our results of operations meet our expectations in local currencies and we are permitted to pay dividends under our credit facility, we may not have sufficient cash to pay such dividends.

Cost Reduction Programs

An important part of our strategy is to seek to reduce our overall costs and improve our competitiveness. As a part of this effort, we initiated cost reduction programs in each of the years ended December 31, 2002, 2003 and 2004, most of which were designed to improve the cost structure of our North American operations in response to changing market conditions. These cost reduction programs include plant closures that have rationalized production among our facilities to better enable us to meet customer demands. They also include headcount reductions throughout the world. All costs associated with these programs are accounted for as restructuring expenses. We have substantially completed the major restructuring programs that have been initiated, both in roll covers and clothing, for the last several years.

In the second quarter of 2005, we completed the closing of our clothing manufacturing facility in Farmville, Virginia, which we began in 2004. In addition, during the year ended December 31, 2004, we began transferring certain production from our facility in Sherbrooke, Quebec to our other North American facilities and completed this transfer in the first quarter of 2005.

We incurred restructuring expenses of $0.4 million and $1.4 million, as detailed below, during the three and six months ended June 30, 2005, respectively, relating to closures commenced during the years ended December 31, 2002, 2003 and 2004. We expect to record approximately $1.7 million in additional restructuring expenses for the remainder of 2005 related to such closings.

In addition, in the second quarter of 2005, we closed the clothing portion of our manufacturing facility in the United Kingdom. We believe that the clothing market in the United Kingdom no longer justifies our continued operation of manufacturing at this facility. We intend to support the demands of our existing clothing customers previously served out of the United Kingdom facility through our other European facilities. Also, we have closed in the second quarter of 2005 a small roll covers manufacturing facility in Wigan, United Kingdom. With respect to these closings, we recorded a $3.4 million asset impairment charge during the year ended December 31, 2004 and $4.5 million and $7.6 million, as detailed below, during the three and six months ended June 30, 2005, respectively. For the remainder of 2005, we expect to record approximately $0.3 million in additional restructuring expenses relating to these closures.

In addition to the facilities closures, we initiated headcount reductions of our non-hourly employees in the fourth quarter of 2004 and the first six months of 2005 that are expected to eliminate approximately 100 positions in our worldwide workforce. These actions were taken to improve our cost structure and reduce over-capacity in certain areas. Approximately 78% of the reductions are in our clothing segment, with most of the reductions in North America and Europe. In the three and six months ended June 30, 2005, we incurred approximately $0.1 million and $0.3 million, respectively, of severance costs in connection with our headcount reductions. We expect to record additional severance costs related to our headcount reductions of approximately $0.3 million during the remainder of 2005.

We have reorganized our European roll covers business primarily through a realignment of administrative functions and headcount reductions and incurred $1.9 million of restructuring expenses related to this effort during the six months ended June 30, 2005. We do not expect to incur any additional expenses related to this reorganization.

We believe that our cost reduction efforts since 2002 eliminated approximately $2 million and $4 million in cash costs that we would have otherwise incurred during the three and six months ended June 30, 2005, respectively, as compared with the Company’s cost structure during the three and six months ended June 30, 2004, respectively. There can be no assurance that our cost reduction programs will be successful. While our cost reduction programs are designed to help mitigate the effect of increases in our operating costs, we may experience sales or cost changes from period to period which have a greater effect on the level of our profitability than savings derived from our cost reduction programs.

Results of Operations

The tables that follow set forth for the periods presented certain consolidated operating results and the percentage of net sales they represent:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004
Net sales	$145.9	$142.1	$297.8	$288.0
Cost of products sold	80.1	73.5	161.8	148.4
Selling expenses	17.4	16.9	35.1	34.3
General and administrative expenses	45.5	22.4	64.4	43.1
Restructuring expenses	6.0	2.8	11.2	3.9
Research and development expenses	2.6	2.1	5.0	4.3

Income (loss) from operations	(5.7)	24.4	20.3	54.0
Interest expense, net	(13.3)	(16.4)	(28.8)	(32.9)
Foreign exchange gain	1.6	0.5	5.0	2.2
Loss on early extinguishment of debt	(4.9)	—	(4.9)	—

Income (loss) before provision for income taxes	(22.3)	8.5	(8.4)	23.3
Provision (benefit) for income taxes	(9.9)	4.0	(4.3)	10.5

Net income (loss)	$(12.4)	$4.5	$(4.1)	$12.8

	Percentage of Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	54.9	51.7	54.3	51.5
Selling expenses	11.9	11.9	11.8	11.9
General and administrative expenses	31.2	15.7	21.6	15.0
Restructuring expenses	4.1	2.0	3.8	1.4
Research and development expenses	1.8	1.5	1.7	1.5

Income (loss) from operations	(3.9)	17.1	6.8	18.7
Interest expense, net	(9.1)	(11.5)	(9.7)	(11.4)
Foreign exchange gain	1.1	0.4	1.7	0.7
Loss on early extinguishment of debt	(3.4)	—	(1.6)	—

Income (loss) before provision for income taxes	(15.3)	6.0	(2.8)	8.0
Provision (benefit) for income taxes	(6.8)	2.8	(1.4)	3.6

Net income (loss)	(8.5)%	3.2%	(1.4)%	4.4%

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004.

Net Sales. Net sales for the three months ended June 30, 2005 increased by $3.8 million, or 2.7%, to $145.9 million from $142.1 million for the three months ended June 30, 2004. For the three months ended June 30, 2005, 66% of our net sales were in our clothing segment and 34% were in our roll covers segment.

In our clothing segment, net sales for the three months ended June 30, 2005 increased by $3.6 million, or 3.9%, to $96.1 million from $92.5 million for the three months ended June 30, 2004. The increase is primarily due to currency gains of $5.8 million related to the translation of sales made in currencies other than the US Dollar to US Dollars for financial reporting purposes and to changes in mix including decreased fabric sales due to production shortfalls in North America and to continued soft market conditions in Europe, Asia and South America.

In our roll covers segment, net sales remained relatively constant at $49.7 million for the three months ended June 30, 2005 as compared with $49.6 million for the three months ended June 30, 2004. The impact on net sales in the roll cover segment of currency gains of $1.6 million related to the translation of sales made in currencies other than the US Dollar to US Dollars for financial reporting purposes was almost entirely offset by decreased sales resulting from weak market conditions in Europe principally due to the labor force strike in the paper manufacturing industry in Finland.

Cost of Products Sold. Cost of products sold for the three months ended June 30, 2005 increased by $6.6 million, or 8.9%, to $80.1 million from $73.5 million for the three months ended June 30, 2004.

In our clothing segment, cost of products sold increased by $5.3 million, or 10.6%, to $55.4 million for the three months ended June 30, 2005 from $50.1 million for the three months ended June 30, 2004. Currency translation effects increased cost of products sold by $4.0 million. Changes in mix and lower absorption of fixed costs as a result of production shortfalls accounted for $1.9 million of the increase. Partially offsetting the increase were additional savings in our clothing segment cost of products sold, as a result of our cost reduction programs, of approximately $0.6 million in the three months ended June 30, 2005 as compared to our cost structure for the three months ended June 30, 2004.

In our roll covers segment, cost of products sold increased by $1.3 million, or 5.5%, to $24.7 million for the three months ended June 30, 2005 from $23.4 million for the three months ended June 30, 2004. This increase was primarily attributable to unfavorable currency translation effects of $0.8 million and an unfavorable shift in the mix of our product sales to lower margin products. The unfavorable product mix shift occurred globally, but is primarily driven by a shift from our more profitable rubber covers to other types of covers and increased sales in mechanical services and spreader rolls in North America, which carry lower margins. This mix and the currency translation effects were partially offset by lower costs driven by the impact of our cost reduction programs pursuant to which we realized savings in our rolls segment cost of products sold of approximately $0.7 million in the three months ended June 30, 2005 as compared to our cost structure for the three months ended June 30, 2004.

Selling Expenses. For the three months ended June 30, 2005, selling expenses increased by $0.5 million, or 3.0%, to $17.4 million from $16.9 million for the three months ended June 30, 2004. This increase was primarily due to unfavorable currency translation effects of $1.1 million partially offset by decreased commission expenses. We also had an increased savings of $0.4 million as a result of our cost reduction programs during the three months ended June 30, 2005 as compared to our cost structure for three months ended June 30, 2004.

General and Administrative Expenses. For the three months ended June 30, 2005, general and administrative expenses increased by $23.1 million, or 103%, to $45.5 million from $22.4 million for the three months ended June 30, 2004. The increase was primarily due to expenses incurred in connection with the closing of our initial public offering on May 19, 2005 and related transactions which included (i) $15.5 million of compensation expense related to the vesting of stock options and restricted stock in connection with the offering, (ii) $4.2 million of special one-time cash payments in connection with the adoption of our new management incentive compensation plans, (iii) $2.7 million of cash transaction bonuses paid to management and (iv) $0.9 million of land transfer taxes related to the legal reorganization of certain of our subsidiaries in connection with the offering. Additionally, other increases in general and administrative expenses include: (i) $0.5 million of compensation expense incurred as a result of restricted stock units granted under our 2005 Equity Incentive Plan, (ii) $1.7 million to support the requirements of being a public company, including costs related to preparing to comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder, (iii) unfavorable currency effects of $0.7 million, (iv) a decrease in royalty income of $0.5 million and (v) lower management incentive compensation of $0.8 million during the three months ended June 30, 2004 which did not recur during the three months ended June 30, 2005. Partially offsetting these increases are savings of $0.4 million as a result of our cost reduction programs during the three months ended June 30, 2005 as compared to our cost structure for the three months ended June 30, 2004. In addition, during the three months ended June 30, 2004, the Company forgave loans of $4.1 million, which did not recur during the three months ended June 30, 2005.

Restructuring Expenses. For the three months ended June 30, 2005, restructuring expenses increased by $3.2 million to $6.0 million from $2.8 million for the three months ended June 30, 2004 as a result of our long-term strategy to reduce production costs and improve long-term competitiveness as described above under “—Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities. The $3.2 million increase during the three months ended June 30, 2005 consists of increased severance cost of $3.7 million and decreases in facility costs and asset impairments of $0.2 million and $0.3 million, respectively.

Research and Development Expenses. For the three months ended June 30, 2005, research and development expenses increase by $0.5 million, or 23.8%, to $2.6 million from $2.1 million for the three months ended June 30, 2004. The increase is due to the development and launch costs of polyurethane roll cover products with enhanced performance characteristics which we expect to introduce in the second half of 2005.

Interest Expense, Net. Net interest expense for the three months ended June 30, 2005 decreased by $3.1 million, or 18.9%, to $13.3 million from $16.4 million for the three months ended June 30, 2004. The decrease is primarily attributable to decreased interest rates related to hedge contracts that expired in 2004, lower interest rates on our new credit facility as compared to our debt facilities prior the initial public offering and to lower average debt balances outstanding during the three months ended June 30, 2005 as compared with the three months ended June 30, 2004 due to lower debt outstanding as a result of the refinancing that occurred in connection with our initial public offering.

Foreign Exchange Gain. For the three months ended June 30, 2005, we had a foreign exchange gain of $1.6 million compared to $0.5 million for the three months ended June 30, 2004. The $1.1 million difference was primarily attributable to the manner in which swings in the value of the US Dollar as compared to the Euro affect the reported amount of our indebtedness. Under our previously existing senior and mezzanine debt facilities, certain of our subsidiaries whose functional currency is US Dollars had debt denominated in Euros. Similarly, certain of our subsidiaries whose functional currency is Euros had debt denominated in US Dollars. As a result, the stated amount of indebtedness of such subsidiaries changes based on movements in the exchange rate between US Dollars and Euros. To the extent that exchange rate movements caused an increase in the stated amount of such indebtedness, we recorded a foreign exchange loss, and to the extent that exchange rate movements caused a decrease in the stated amount of such indebtedness, we recorded a foreign exchange gain. .

Loss on Early Extinguishment of Debt. In connection with the completion of our initial public offering on May 19, 2005, we repaid $752.5 million of principal and interest on previously existing senior bank debt, mezzanine bank debt and certain noninterest-bearing shareholder notes. The loss on early extinguishment of debt includes the write-off of $4.9 million of unamortized deferred financing costs related to the debt that was repaid.

Provision (Benefit) for Income Taxes. For the three months ended June 30, 2005 we recognized a benefit for income taxes of $9.9 million as compared with a provision for income taxes of $4.0 million for the three months ended June 30, 2004, principally due to losses incurred for the three months ended June 30, 2005 compared to taxable income for the three months ended June 30, 2004. The Company’s effective tax rate is 44% and 47% for the three months ended June 30, 2005 and 2004, respectively. The effective tax rate for 2005 exceeds the statutory United States tax rate of 34% primarily due to the non-deductibility of certain transaction costs and to forecasted operating losses in taxing jurisdictions for which valuation allowances have been recognized due to the uncertainty surrounding the future utilization of such net operating loss carry-forwards. Management has determined that it is “more likely than not” that the tax benefit of losses incurred in the United States during the three months ended June 30, 2005 will be realized in fiscal year 2005.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004.

Net Sales. Net sales for the six months ended June 30, 2005 increased by $9.8 million, or 3.4%, to $297.8 million from $288.0 million for the six months ended June 30, 2004. For the six months ended June 30, 2005, 66% of our net sales were in our clothing segment and 34% were in our roll covers segment.

In our clothing segment, net sales for the six months ended June 30, 2005 increased by $11.9 million, or 6.5%, to $195.3 million from $183.4 million for the six months ended June 30, 2004. The increase is primarily attributable to currency gains of $9.8 million related to the translation of sales made in currencies other than the US Dollar to US Dollars for financial reporting purposes and to an increase in sales, despite production shortfalls in North America.

In our roll covers segment, net sales for the six months ended June 30, 2005 decreased by $2.2 million, or 2.1%, to $102.5 million from $104.7 million for the six months ended June 30, 2004. The decrease is due to decreased sales of $5.5 million resulting from weak market conditions in Europe including the labor force strike in the paper manufacturing industry in Finland, partially offset by currency gains of $3.3 million related to the translation of sales made in currencies other than the US Dollar to US Dollars for financial reporting purposes.

Cost of Products Sold. Cost of products sold for the six months ended June 30, 2005 increased by $13.4 million, or 9.0%, to $161.8 million from $148.4 million for the six months ended June 30, 2004.

In our clothing segment, cost of products sold increased by $11.4 million, or 11.3%, to $111.5 million for the six months ended June 30, 2005 from $100.1 million for the six months ended June 30, 2004. Approximately $5.6 million of this increase was attributable to higher costs resulting from increased sales, changes in product mix and lower absorption of fixed costs as a result of production shortfalls. In addition, currency translation effects increased cost of products sold by $6.7 million. As a result of our cost reduction programs, we realized additional savings in our clothing segment cost of products sold of approximately $0.9 million in the six months ended June 30, 2005 as compared to our cost structure for the six months ended June 30, 2004.

In our roll covers segment, cost of products sold increased by $2.0 million, or 4.1%, to $50.3 million for the six months ended June 30, 2005 from $48.3 million for the six months ended June 30, 2004. This increase was primarily attributable to unfavorable currency translation effects of $1.8 million and an unfavorable shift in the mix of our product sales to lower margin products. The unfavorable product mix shift occurred globally, but is primarily related to a shift from our more profitable rubber covers to other types of covers and increased sales in mechanical services and spreader rolls in North America, which carry lower margins. This mix effect and the currency translation effects were partially offset by lower costs driven by the impact of our cost reduction programs pursuant to which we realized savings in our rolls segment cost of products sold of approximately $1.7 million in the six months ended June 30, 2005 as compared to our cost structure for the six months ended June 30, 2004.

Selling Expenses. For the six months ended June 30, 2005, selling expenses increased by $.8 million, or 2.3%, to $35.1 million from $34.3 million for the six months ended June 30, 2004. This increase was primarily due to unfavorable currency translation effects of $1.9 million and to increases in expenses as a result of the overall increase in sales for the six months ended June 30, 2005, partially offset by increased savings of $0.7 million as a result of our cost reduction programs as compared to the six months ended June 30, 2004.

General and Administrative Expenses. For the six months ended June 30, 2005, general and administrative expenses increased by $21.3 million, or 49.4%, to $64.4 million from $43.1 million for the six months ended June 30, 2004. The increase was primarily due to expenses incurred in connection with the closing of our initial public offering on May 19, 2005 and related transactions which included (i) $15.5 million of compensation expense related to the vesting of stock options and restricted stock in connection with the offering, (ii) $4.2 million of special one-time cash payments in connection with the adoption of our new management incentive compensation plans, (iii) $2.7 million of cash transaction bonuses paid to management and (iv) $0.9 million of land transfer taxes related to certain of our subsidiaries in connection with the offering. Additionally, general and administrative expenses increased by: (i) $0.5 million of compensation expense incurred as a result of restricted stock units granted under our 2005 Equity Incentive

Plan, (ii). unfavorable currency effects of $1.3 million and (iii) $3.0 million of costs to support the requirements of being a public company, including costs related to preparing to comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. These increases were partially offset by (i) savings of $0.8 million as a result of our cost reduction programs during the six months ended June 30, 2005 as compared to our cost structure for the six months ended June 30, 2004, (ii) increased royalty income of $1.0 million, (iii) lower management incentive compensation of $0.8 million and (iv) the forgiveness of loans of $4.1 million during the six months ended June 30, 2004, which did not recur during the six months ended June 30, 2005.

Restructuring Expenses. For the six months ended June 30, 2005, restructuring expenses increased by $7.3 million, to $11.2 million from $3.9 million for the six months ended June 30, 2004 as a result of our long-term strategy to reduce production costs and improve long-term competitiveness as described above under “—Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities. The $7.3 million increase during the six months ended June 30, 2005 consists of increased severance and facility costs of $6.7 million and $0.8 million, respectively, partially offset by a decrease in asset impairment charges of $0.2 million.

Research and Development Expenses. For the six months ended June 30, 2005, research and development expenses increased by $0.7 million, or 16.3%, to $5.0 million from $4.3 million for the six months ended June 30, 2004. The increase is due to the development and launch costs of polyurethane roll cover products with enhanced performance characteristics which we expect to introduce in the second half of 2005.

Interest Expense, Net. Net interest expense for the six months ended June 30, 2005 decreased by $4.1 million, or 12.5%, to $28.8 million from $32.9 million for the six months ended June 30, 2004. The decrease is primarily attributable to decreased interest rates related to hedge contracts that expired in 2004, lower interest rates on our new credit facility as compared to our debt facilities prior to our initial public offering and to lower average debt balances during the six months ended June 30, 2005 as compared with June 30, 2004, due principally to lower debt outstanding as a result of the refinancing that occurred in connection with our initial public offering.

Foreign Exchange Gain. For the six months ended June 30, 2005, we had an unrealized foreign exchange gain of $5.0 million compared to $2.2 million for the six months ended June 30, 2004. The $2.8 million difference was primarily attributable to the manner in which swings in the value of the US Dollar as compared to the Euro affect the reported amount of our indebtedness. Under our previously existing senior and mezzanine debt facilities, certain of our subsidiaries whose functional currency is US Dollars had debt denominated in Euros. Similarly, certain of our subsidiaries whose functional currency is Euros had debt denominated in US Dollars. As a result, the stated amount of indebtedness of such subsidiaries changes based on movements in the exchange rate between US Dollars and Euros. To the extent that exchange rate movements caused an increase in the stated amount of such indebtedness, we recorded a foreign exchange loss, and to the extent that exchange rate movements caused a decrease in the stated amount of such indebtedness, we recorded a foreign exchange gain.

Loss on Early Extinguishment of Debt. In connection with the completion of our initial public offering on May 19, 2005, we repaid $752.5 million of principal and interest on previously existing senior bank debt, mezzanine bank debt and certain non-interest-bearing shareholder notes. The loss on early extinguishment of debt includes the write-off of $4.9 million of unamortized deferred financing costs related to the debt that was repaid.

Provision (Benefit) for Income Taxes. For the six months ended June 30, 2005 we recognized a tax benefit of $4.3 million as compared with a tax provision of $10.4 million for the six months ended June 30, 2004 principally due to losses incurred for the six months ended June 30, 2005 compared to taxable income for the six months ended June 30, 2004. The Company’s effective tax rate is 51% and 45% for the six months ended June 30, 2005 and 2004, respectively. The effective tax rate for 2005 exceeds the statutory United States tax rate of 34% primarily due to the non deductibility of certain transaction costs and to forecasted operating losses in taxing jurisdictions for which valuation allowances have been recognized due to the uncertainty surrounding the future utilization of such net operating loss carry-forwards. Management has determined that it is “more likely than not” that the tax benefit of losses incurred in the United States during the first six months of 2005 will be realized in fiscal year 2005.

DIVIDEND POLICY

Effective upon completion of the initial public offering of our common stock in May 2005 our Board of Directors adopted a dividend policy that reflects our judgment that our stockholders would be better served if we distributed to them a substantial portion of the excess cash generated by our business rather than reinvesting it in our business. Under this policy, we intend to distribute a substantial portion of the cash generated by our business in excess of operating needs, reserves for contingencies, interest and principal payments on indebtedness, capital expenditures, restructuring expenses and tax payments as regular quarterly dividends to the holders of our common stock, up to the intended dividend rate set forth below, rather than retaining such cash for other purposes such as significant acquisitions or to pursue growth opportunities requiring capital expenditures or other investments significantly beyond our current expectations. As more fully described in the Prospectus dated May 16, 2005 relating to the initial public offering and filed with the Securities and Exchange Commission on May 17, 2005, shareholders may not receive any dividends as a result of the following factors:

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

For a description of the restrictions imposed on our ability to pay dividends by our new credit facility, see Part II, Item 2 of this Quarterly Report on Form 10-Q.

On August 11, 2005, our Board of Directors declared a cash dividend of $0.105 per share of common stock payable on September 15, 2005 to shareholders of record at the close of business on September 2, 2005. This amount represents a prorated quarterly dividend for the period from the closing of our initial public offering on May 19, 2005 through June 30, 2005.

We believe that our dividend policy will limit, but not preclude, our ability to pursue growth. If we pay dividends at the level currently anticipated under our dividend policy, we expect that we would need additional financing to fund significant acquisitions or to pursue growth opportunities requiring capital expenditures or other investments significantly beyond our current expectations. However, we intend to allocate sufficient cash to pursue growth opportunities that do not require significant investment beyond our current expectations.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are for working capital, capital expenditures and debt service, and to pay dividends. We will fund our liquidity requirements primarily with cash generated from operations and, to the extent necessary, through borrowings under our credit facility.

Net cash provided by operating activities was $6.6 million for the six months ended June 30, 2005 and $29.3 million for the six months ended June 30, 2004. The decrease is primarily due to approximately $9.2 million of cash costs, approximately $7.4 million of payments to the prior parent company to cover its liabilities, and $4.2 million of accelerated cash interest payments – all related to the initial public offering.

Net cash used in investing activities was $10.1 million for the six months ended June 30, 2005 and $28.9 million for the six months ended June 30, 2004 primarily due to a decrease in spending of $14.3 million on capital equipment in the six months ended June 30, 2005 as compared with the six months ended June 30, 2004 and to an increase in proceeds from the disposal of assets of $4.5 million in the first quarter of 2005 as a result of the sale of our Wake Forest facility.

Net cash provided by financing activities was $28.2 million for the six months ended June 30, 2005 and net cash used in financing activities was $9.0 million for the six months ended June 30, 2004. The increase of $37.2 million is primarily the result of the closing of our initial public offering, which occurred on May 19, 2005. See “Initial Public Offering” below for additional discussion.

As of June 30, 2005, there was a $642.3 million balance of term loans outstanding under our senior credit facility. The decrease from the $650 million issued on May 19, 2005 was due to currency. In addition, we had $120.3 million available for borrowing under our new revolving lines of credit, including the revolving credit facility under our senior credit facility and lines of credit in various foreign countries that are used to facilitate local short-term operating needs, of which an aggregate of $9.9 million was outstanding as of June 30, 2005.

We had $51.2 million of cash and cash equivalents at June 30, 2005 compared to $24.0 million at December 31, 2004. We believe that our cash on hand, the cash flows we expect to generate from operations, and borrowing available under our new credit facility, will be sufficient to meet our liquidity requirements, including payment of dividends.

CAPITAL EXPENDITURES

For the six months ended June 30, 2005, we had capital expenditures of $15.5 million consisting of growth capital expenditures of $11.0 million and maintenance capital expenditures of $4.5 million. Growth capital expenditures consist of items that are intended to increase the manufacturing, production and/or distribution capacity or efficiencies of our operations in conjunction with the execution of our business strategies. Maintenance capital expenditures are designed to sustain the current capacity or efficiency of our operations and include items relating to the renovation of existing manufacturing or service facilities, the purchase of machinery and equipment for existing manufacturing or service facilities and safety and environmental needs. For the six months ended June 30, 2004 capital expenditures were $29.8 million, consisting of growth capital expenditures of $17.3 million and maintenance capital expenditures of $12.5 million. Our growth capital expenditures for the six months ended June 30, 2004 included $4.2 million related to the completion of specific cost reduction programs. The difference in capital expenditure levels was due to timing of capital projects in 2004 in which nearly half of all 2004 capital expenditures occurred during the second quarter.

INITIAL PUBLIC OFFERING

On May 19, 2005 we completed our initial public offering and a reorganization. Prior to the offering, Xerium Technologies, Inc. was an indirect, wholly owned subsidiary of Xerium S.A.; subsequent to the offering the Company directly or indirectly holds all of the operating subsidiaries and related holding companies of the former corporate group of Xerium S.A., excluding the former parent, Xerium S.A., and two holding company subsidiaries of Xerium S.A., Xerium 2 S.A. and Xerium 3 S.A. The accompanying unaudited consolidated financial statements for all periods presented reflect the operations of Xerium Technologies, Inc. and its subsidiaries after the effect of this reorganization.

Prior to the offering, Xerium Technologies, Inc. had outstanding one share of $.01 par value common stock that was held by Xerium 3 S.A. In connection with the offering, the Company effected a 31,013,482-for-1 stock split of this common stock and accordingly, all share and per share amounts related to common stock included in the accompanying consolidated financial statements and notes thereto have been presented as if this stock split had occurred as of the earliest period presented.

In connection with the offering, Xerium Technologies, Inc. issued 13,399,233 shares of common stock at a public offering price of $12.00 per share and entered into a $750 million credit facility agreement, under which $650 million was borrowed in connection with the offering and which has a seven year maturity. In connection with the offering, we repaid $752.5 million of principal and interest on the previously existing senior bank debt, mezzanine bank debt and certain non-interest bearing shareholder notes, as well as $1.4 million of contractual payments under various rate swap agreements which were used to hedge the floating rate senior and mezzanine debt. We wrote off $4.9 million of deferred financing cost related to the repayment of this debt as of May 19, 2005, which is classified as loss on early extinguishment of debt in the accompanying statement of operations.

Costs related to our reorganization, debt recapitalization and the offering that were recorded as of May 19, 2005 include the following:

•	$41.1 million of fees and expenses including (i) $10.1 million to underwriters (charged against paid-in capital), (ii) $13.1 million to arrangers and lenders (capitalized as deferred financing costs) and (iii) $17.9 million of other fees and expenses (including $9.8 million related to the offering and charged against paid-in capital); $6.7 million related to the debt recapitalization and capitalized as deferred financing costs and $1.4 million charged to interest expense related to contractual payments under various rate swap agreements which were used to hedge the floating rate of previously existing senior and mezzanine debt;

•	$15.5 million of non-cash compensation expense related to the vesting of stock options and restricted stock in connection with the offering charged to general and administrative expense;

•	$2.7 million in compensation expense for the portion of cash transaction bonuses that were paid to members of our management team in connection with the offering charged to general and administrative expense.

In addition, Xerium Technologies, Inc. distributed $7.4 million to Xerium 3 S.A. to reimburse Xerium 3 S.A. for certain pre-closing liabilities and $1.2 million to Xerium 3 S.A. to fund certain expenses which are expected to be incurred by Xerium 3 S.A. following the offering.

Prior to the offering, we had outstanding $39.6 million of non-interest bearing loans. Upon the closing of the offering, we repaid $1.2 million of these loans with cash; the remaining $38.5 million was repaid by Xerium S.A. with an obligation to deliver shares of Xerium Technologies, Inc. This repayment with shares is considered to be a capital contribution to Xerium Technologies, Inc.

In connection with the offering, directors and members of our senior management who owned common stock of Xerium S.A. or held options to purchase common stock of Xerium S.A. transferred their equity interests in Xerium S.A. to Xerium Technologies, Inc. in exchange for 1,842,546 shares of common stock of Xerium Technologies, Inc. We used the shares received in this exchange to redeem 1,842,546 shares of our common stock from Xerium 3 S.A.

Additionally, Xerium Technologies, Inc. received 283,117 shares of its common stock from Xerium S.A., which represented Xerium S.A. shares held by a subsidiary of Xerium Technologies, Inc. that were not allocated to the issuance of shares related to stock options that were exercised in connection with the offering. These shares were subsequently retired. In addition, $4.6 million of the offering proceeds were used to purchase 404,505 shares of common stock from certain directors and members of senior management. All such shares were retired by the Company in connection with the offering.

Upon completion of the offering, the total amount of our authorized capital stock consists of 150,000,000 shares of $.01 par value common stock and 1,000,000 shares of $.01 par value preferred stock, of which 43,725,093 shares of common stock were outstanding and no shares of preferred stock were outstanding.

Following the completion of our initial public offering, we expect to incur additional annual administrative costs of approximately $5.0 million associated with being a public company. Approximately $1.7 million and $3.0 million of these costs were incurred in the three months and six months ended June 30, 2005.

CREDIT FACILITY

Upon completion of the initial public of offering of our common stock in May 2005 we and certain of our subsidiaries entered into a new $750 million senior secured credit facility. Our new credit facility provides for a $100 million senior secured revolving credit facility (to be reduced to $50 million upon the earlier of the completion of a legal reorganization of a portion of our international operations and the date that is 364 days from the closing date of the initial public offering) and a term loan in a total principal amount of $650 million. The new credit facility is secured by substantially all of our assets and the assets of most of our subsidiaries that were guarantors under the previously existing credit facility, in all cases subject to legal and tax considerations and requirements. Borrowings under the revolving credit facility and term loan facility bear interest, at our option, at either (a) LIBOR plus the applicable margin or (b) the Euribor rate plus the applicable margin, in each case in addition to certain other mandatory costs associated with syndication in the European markets. The applicable margin for US Dollar LIBOR term loans will be 2.00% and the applicable margin for LIBOR revolving loans, Euribor loans and CDOR loans will be 2.25%, provided that the applicable margin with respect to revolving loans may be reduced to 2.00% or 1.75% based on a leverage test set forth in the new credit agreement. Following the initial public offering we entered into interest rate swap agreements that effectively fixed the interest rate on approximately 85% of the term loan credit facility for three years at a weighted average rate of 5.51%. The revolving credit facility has a 6.5 year maturity and the term loan facility has a 7 year maturity.

The new credit facility provides for scheduled principal payments on the term loan of $6.5 million each year, payable in quarterly installments beginning September 30, 2005, with the remaining $606.1 million due at maturity in May 2012. The credit facility will also require us to prepay outstanding loans under the term loan facility under the following circumstances:

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

Our credit facility requires that we meet certain financial covenants in order to avoid a default or event of default under the facility. Our ability to comply in future periods with the financial covenants in our credit facility will depend on our ongoing financial and operating performance, which in turn will be subject to general economic conditions and to financial, business and other factors, many of which are beyond our control (including currency exchange rates), and will be substantially dependent on the level of demand for our products, our ability to compete effectively and our ability to otherwise successfully implement our overall business strategies, including our ability to realize the benefits of our cost reduction programs.

For a description of the restrictions imposed on our ability to pay dividends by our credit facility, see Part II, Item 2 of this Quarterly Report on Form 10-Q. For a further description of our new credit facility, see the Prospectus dated May 16, 2005 relating to the initial public offering and filed with the Securities and Exchange Commission on May 17, 2005.

NON-GAAP LIQUIDITY MEASURES

We use EBITDA and Adjusted EBITDA as supplementary non-GAAP liquidity measures to assist us in evaluating our liquidity and financial performance, specifically our ability to service indebtedness and to fund ongoing capital expenditures and dividends. Our new credit facility will include covenants based on Adjusted EBITDA. Additionally, if our Adjusted EBITDA declines below certain levels, we could violate covenants resulting in a default condition under the new credit facility or be required to prepay the new credit facility or we could be prohibited from paying dividends. Neither EBITDA or Adjusted EBITDA should be considered in isolation or as a substitute for net cash provided by operating activities (as determined in accordance with GAAP) or income (loss) from operations (as determined in accordance with GAAP).

EBITDA is defined as net income (loss) before interest expense, income tax provision (benefit) and depreciation and amortization. Adjusted EBITDA is defined in the credit facility of Xerium Technologies and is EBITDA plus (i) expenses or losses incurred on or prior to the completion of our initial public offering in connection with proposed or completed debt or equity financing transactions, including expenses or losses related to the early retirement or extinguishment of debt and any bonuses paid in connection with such financing transactions, (ii) unrealized foreign exchange (gain) loss on indebtedness, net, (iii) restructuring or impairment expenses (not to exceed $11 million in 2005, $4 million in 2006, $3.5 million in 2007 and $1.5 million in each year thereafter), (iv) reserves for inventory in connection with plant closings, (v) stock-based and other non-cash compensation charges, charges from forgiveness of loans made to employees in connection with the purchase of equity and any tax gross-up payments made in respect of such loan forgiveness in connection with or prior to the completion of our initial public offering, (vi) certain transaction costs, including costs incurred in connection with this offering and the related debt financing, (vii) costs associated with payments to management prior to the completion of our initial public offering in connection with the termination of incentive plans, (viii) non-cash charges resulting from the application of purchase accounting, (ix) any fees, expenses or charges deducted in computing net (loss) which have been determined by management, which determination is reasonably acceptable to the administrative agent under our credit facility, to be non-recurring by virtue of changes in our method of operations pursuant to our cost reduction programs, (x) non-cash losses (net of non-cash gains) resulting from marking-to-market hedging obligations, (xi) non-cash expenses resulting from the granting of stock options, restricted stock or restricted stock unit awards under equity compensation programs solely with respect to our common stock and (xii) expenses not exceeding $5 million per year incurred as a result of the repurchase, redemption or retention of our own common stock earned under equity compensation programs solely in order to make withholding tax payments. Adjusted EBITDA, as defined in the credit facility and calculated below, may not be comparable to similarly titled measurements used by other companies. The following table provides a reconciliation from net cash provided by operating activities, which is the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,
(in thousands)	2005	2004
Net cash provided by (used in) operating activities	$(11,148)	$16,500
Interest expense, net	13,337	16,357
Net change in operating assets and liabilities	23,250	3,031
Income tax provision (benefit)	(9,918)	4,003
Stock-based compensation	(15,977)	—
Deferred financing cost amortization	(440)	(244)
Deferred taxes	5,872	2,543
Deferred interest	(285)	(5,443)
Asset impairment	(175)	(403)
Loss on early extinguishment of debt	(4,886)	—
Gain on disposition of property and equipment	166	—
Unrealized foreign exchange gain on indebtedness, net	2,254	585

EBITDA	2,050	36,929
Loss on early extinguishment of debt	4,886	—
Expenses related to debt or equity financings	7,820	—
Unrealized foreign exchange gain on indebtedness, net	(2,254)	(585)
Restructuring expenses (A)	5,824	3,119
Non-cash compensation and related expenses	15,977	4,095

Adjusted EBITDA	$34,303	$43,558

	Six Months Ended June 30,
(in thousands)	2005	2004
Net cash provided by operating activities	$6,643	$29,310
Interest expense, net	28,797	32,854
Net change in operating assets and liabilities	23,484	13,057
Income tax provision (benefit)	(4,263)	10,429
Stock-based compensation	(15,977)	—
Deferred financing cost amortization	(686)	(489)
Deferred taxes	4,873	(1,065)
Deferred interest	(813)	(5,898)
Asset impairment	(175)	(403)
Loss on early extinguishment of debt	(4,886)	—
Gain on disposition of property and equipment	166	—
Unrealized foreign exchange gain on indebtedness, net	6,025	2,583

EBITDA	43,188	80,378
Loss on early extinguishment of debt	4,886	—
Expenses related to debt or equity financing	7,820	—
Unrealized foreign exchange gain on indebtedness, net	(6,025)	(2,583)
Restructuring expenses (A)	11,000	4,201
Non-cash compensation and related expenses	15,977	4,095

Adjusted EBITDA	$76,846	$86,091

(A)	Capped at $11.0 million for the year, per the definition of Adjusted EBITDA in our credit agreement and described above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has foreign currency cash flow and earnings exposure with respect to specific sale transactions denominated in currencies other than the functional currency of the unit incurring the costs associated with such transactions. To mitigate the risks related to this exposure, we utilize forward currency contracts in certain circumstances, other than in South America, to lock in exchange rates with the objective that the gain or loss on the forward contracts will approximate the loss or gain on the transaction or transactions being hedged. In South America, substantially all of our sales are denominated in US Dollars, but the associated costs are recorded in the local currencies of the operating units. We do not hedge this US Dollar exposure as it would generally not be cost effective due to the relatively inefficient foreign exchange markets for local currencies in that region. We determine whether to enter into hedging arrangements based upon the size of the underlying transaction or transactions, an assessment of the risk of adverse movements in the applicable currencies and the availability of a cost-effective hedging strategy. To the extent we do not engage in hedging or such hedging is not effective, changes in the relative value of currencies can affect our profitability.

As of June 30, 2005, we had open foreign currency exchange contracts maturing through September 2006 with net notional amounts of approximately $23 million. At June 30, 2005, we prepared an analysis to determine the sensitivity of our forward exchange contracts to changes in exchange rates. A hypothetical adverse exchange rate movement of 10% against our forward exchange contracts would have resulted in a potential net loss in fair value of these contracts of approximately $2.3 million. All such losses on these forward foreign exchange contracts would be substantially offset by gains on the underlying transactions that we had hedged.

In connection with our previous senior and mezzanine debt, we had non-hedged currency exposure during the six months ended June 30, 2005 on certain indebtedness related to (i) indebtedness denominated in Euros at our U.S. subsidiaries, whose functional currency is the US dollar, and (ii) indebtedness denominated in U.S. dollars at our foreign subsidiaries, whose functional currency is the Euro. The company no longer has this exposure as this debt was paid off at the time of our initial public offering.

During the six months ended June 30, 2005, we also had interest rate swaps pursuant to which we paid fixed rates on Eurodollar, US Dollar and Canadian Dollar notional amounts while receiving the applicable floating LIBOR rates from the counter-parties on our previously existing debt. In addition to these interest rate swaps, interest on the previously US Dollar-denominated portion of the mezzanine debt had a fixed rate. With respect to our floating rate debt, interest rate changes generally do not affect the market value, but, if the floating rates have not been effectively converted to fixed rates through interest rate swaps, they do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.

We used the proceeds from our initial public offering, together with borrowings under the new credit facility, to repay all outstanding borrowings under our previously existing senior and mezzanine credit facilities and our interest rate swap contracts. We entered into new interest rate swap contracts effective June 30, 2005 that effectively fixed the interest rate on 85% of the new term loan credit facility for three years at a weighted average rate of 5.51%. The weighted average interest rate on the portion of the new term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 5.01% as of June 30, 2005 based on then current market rates.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are from time to time involved in various legal proceedings that arise in the ordinary course of our business. We believe that none of our pending litigation will, individually or in the aggregate, have a material adverse effect on our financial condition, cash flows or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

We completed an initial public offering of our common stock, $0.01 par value per share, on May 19, 2005. Immediately prior to the completion of the offering Xerium Technologies, Inc. effected a 31,013,482-for-1 stock split and issued 1,842,546 shares of common stock to certain of our directors and members of senior management in exchange for 37,929 shares of Xerium S.A., the indirect parent of Xerium Technologies, Inc. prior to the offering. These issuances were made in reliance upon Rule 701 of the Securities Act of 1933, as amended, and Section 4(2) of the Securities Act of 1933, as amended, and did not involve any underwriters, underwriting discounts or commissions, or any public offering. The persons and entities who received such securities represented their intention to acquire these securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to share certificates issued. All recipients had adequate access through their relationship with us to information about us.

Repurchases of Equity Securities

The following table identifies repurchases, by us, of our common stock, $0.01 par value per share during, the three months ended June 30, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2005 to April 30, 2005	—
May 1, 2005 to May 30, 2005	2,530,168	*	—	—
June 1, 2005 to June 30, 2005	—
Total	2,530,168	*	—	—

*	All 2,530,168 shares of our common stock were repurchased on May 19, 2005 in connection with our initial public offering. Of these shares, 404,505 shares were repurchased from certain of our directors and members of senior management for cash consideration of $11.25 per share, representing the amount of proceeds per share we received in the initial public offering after deducting underwriting discounts. The other 2,125,663 shares of our common stock were repurchased from Xerium 3 S.A. in exchange for 43,757 shares of Xerium S.A that were held by us.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 4, 2005, Xerium 3 S.A., as the sole stockholder of the single share of common stock of Xerium Technologies, Inc. that was outstanding at the time, approved the following matters in connection with our proposed initial public offering: (1) the adoption of our Amended and Restated Certificate of Incorporation, to provide for certain changes consistent with our becoming a public company; (2) the adoption of our Amended and Restated By-Laws, also to provide for certain changes consistent with our becoming a public company; (3) the adoption of our 2005 Equity Incentive Plan and related items, including the reservation of 2,500,000 shares of common stock for issuance upon the exercise of incentive awards under the 2005 Equity Incentive Plan and the form, terms and provisions of, and the transactions contemplated by, restricted stock units agreements pursuant to the 2005 Equity Incentive Plan in the form presented to the sole stockholder; and (4) the adoption of our Senior Executive Annual Incentive Plan, Executive Annual Incentive Plan and Incentive Compensation Plan. All such actions were effected pursuant to an action by written consent of the sole stockholder pursuant to Section 228 of the Delaware General Corporation Law.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

See the exhibit index following the signature page to this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XERIUM TECHNOLOGIES, INC.
(Registrant)

Date: August 12, 2005	By:	/s/ Michael P. O’Donnell
Michael P. O’Donnell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Statement of the Chief financial Officer pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002.