Form 10-Q
period 2005-09-30
XERIUM TECHNOLOGIES INC
filed 2005-11-14
CIK 1287151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of November 11, 2005 was 43,725,093.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Xerium Technologies, Inc.

Condensed Consolidated Balance Sheets—(Unaudited)

(dollars in thousands, except per share data)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$59,918	$24,002
Accounts receivable (net of allowance for doubtful accounts of $1,836 at September 30, 2005 and $2,034 at December 31, 2004)	101,573	113,283
Inventories	102,045	110,931
Prepaid expenses	7,152	4,131
Other current assets	6,766	9,717

Total current assets	277,454	262,064
Property and equipment, net	364,135	393,621
Goodwill	298,321	320,297
Intangible assets and deferred financing costs, net	40,467	30,804
Other assets	7,485	11,166

Total assets	$987,862	$1,017,952

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable	$10,268	$11,014
Accounts payable	29,605	39,217
Accrued expenses	59,121	72,720
Current maturities of long-term debt	8,649	45,703

Total current liabilities	107,643	168,654
Long-term debt, net of current maturities	636,191	771,132
Deferred taxes	38,372	42,050
Pension, other postretirement and postemployment obligations	87,979	90,601
Other liabilities	615	611
Commitments and contingencies	—	—
Stockholders’ equity (deficit)
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares outstanding as of September 30, 2005 and December 31, 2004, respectively	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 43,725,093 and 31,013,482 shares outstanding as of September 30, 2005 and December 31, 2004, respectively	437	310
Paid-in capital	198,760	6,687
Accumulated deficit	(64,916)	(47,030)
Accumulated other comprehensive loss	(17,219)	(15,063)

Total stockholders’ equity (deficit)	117,062	(55,096)

Total liabilities and stockholders’ equity (deficit)	$987,862	$1,017,952

See accompanying notes.

Xerium Technologies, Inc.

Condensed Consolidated Statements of Operations – (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$140,058	$142,598	$437,835	$430,642
Costs and expenses:
Cost of products sold	77,672	79,007	239,465	227,399
Selling	16,999	16,554	52,104	50,971
General and administrative	21,811	22,725	86,239	65,793
Restructuring	1,077	8,402	12,281	12,295
Research and development	2,271	2,055	7,227	6,370

	119,830	128,743	397,316	362,828

Income from operations	20,228	13,855	40,519	67,814
Interest expense	(11,085)	(16,522)	(40,345)	(49,601)
Interest income	633	119	1,096	344
Foreign exchange gain (loss)	(609)	(841)	4,439	1,330
Loss on early extinguishment of debt	—	—	(4,886)	—

Income (loss) before provision for income taxes	9,167	(3,389)	823	19,887
Provision for income taxes	17,206	8,202	12,943	18,631

Net income (loss)	$(8,039)	$(11,591)	$(12,120)	$1,256

Net income (loss) per share:
Basic	$(.18)	$(.37)	$(.33)	$.04

Diluted	$(.18)	$(.37)	$(.33)	$.04

Shares used in computing net income (loss) per share:
Basic	43,725,093	31,013,482	37,252,881	31,013,482

Diluted	43,725,093	31,013,482	37,252,881	31,013,482

Cash dividends per common share:	$.105	$—	$.105	$—

See accompanying notes.

Xerium Technologies, Inc.

Condensed Consolidated Statements of Cash Flows—(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2005	2004
Operating activities
Net income (loss)	$(12,120)	$1,256

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	16,666	—
Depreciation	30,880	32,752
Amortization of intangibles	3,128	3,128
Deferred financing cost amortization	1,781	733
Unrealized foreign exchange gain on revaluation of debt	(5,772)	(1,106)
Deferred taxes	(910)	1,581
Deferred interest	813	6,367
Asset impairment	175	6,903
Loss on early extinguishment of debt	4,886	—
Gain on disposition of property and equipment	(502)	—

Change in assets and liabilities which provided (used) cash:
Accounts receivable	6,761	6,280
Inventories	4,313	1,868
Prepaid expenses	(3,381)	(1,517)
Other current assets	—	315
Accounts payable and accrued expenses	(22,132)	7,754
Deferred and other long term liabilities	1,899	1,399
Other	10	(152)

Net cash provided by operating activities	26,495	67,561

Investing activities
Capital expenditures, gross	(21,466)	(34,389)
Proceeds from disposals of property and equipment	6,462	1,133
Other	(50)	(2)

Net cash used in investing activities	(15,054)	(33,258)

Financing activities
Net increase in borrowings (maturities of 90 days or less)	354	11,426
Proceeds from borrowings (maturities longer than 90 days)	650,000	—
Principal payments on debt	(747,354)	(19,906)
Issuance of common stock	160,791	—
Redemption of common stock	(4,551)	—
Cash dividends on common stock	(4,591)	—
Costs related to public offering and refinancing	(35,650)	(9,253)
Other	(1,153)	550

Net cash provided by (used in) financing activities	17,846	(17,183)

Effect of exchange rate changes on cash flows	6,629	(1,205)

Net increase in cash	35,916	15,915
Cash and cash equivalents at beginning of period	24,002	22,294

Cash and cash equivalents at end of period	$59,918	$38,209

See accompanying notes.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Prior to the offering, Xerium Technologies, Inc. was an indirect, wholly-owned subsidiary of Xerium S.A.; subsequent to the offering the Company directly or indirectly holds all of the operating subsidiaries and related holding companies of the former corporate group of Xerium S.A., excluding the former parent, Xerium S.A., and two holding company subsidiaries of Xerium S.A., Xerium 2 S.A. and Xerium 3 S.A. The accompanying unaudited consolidated financial statements for all periods presented reflect only those operations of the Company after the effect of this reorganization.

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

In connection with the offering, Xerium Technologies, Inc. issued 13,399,233 shares of common stock at a public offering price of $12 per share and entered into a $750,000 credit facility agreement, under which a $650,000 term loan with a 7 year maturity was borrowed. In connection with the offering, the Company repaid $752,500 of principal and interest on senior bank debt, mezzanine bank debt and certain non-interest bearing shareholder notes, as well as $1,354 of contractual payments under various rate swap agreements which were used to hedge the floating rate senior and mezzanine debt. The Company wrote off $4,886 of deferred financing costs related to the repayment of this debt as of May 19, 2005, which has been classified as loss on early extinguishment of debt in the accompanying statement of operations. See Note 6 for additional disclosure related to the issuance of debt.

Costs related to the reorganization, debt recapitalization and the offering that occurred on May 19, 2005 include the following:

•	$41,249 of fees and expenses including (i) $10,049 to underwriters (charged against paid-in capital), (ii) $13,125 to arrangers and lenders (capitalized as deferred financing costs) and (iii) $18,075 of other fees and expenses (including $9,996 related to the offering and charged against paid-in capital; $6,725 related to the debt recapitalization and capitalized as deferred financing costs and $1,354 charged to interest expense related to contractual payments under various rate swap agreements which were used to hedge the floating rate of previously existing senior and mezzanine debt);

•	$15,507 of non-cash compensation expense related to the vesting of stock options and restricted stock in connection with the offering charged to general and administrative expense;

•	$2,710 in compensation expense for the portion of cash transaction bonuses that were paid to members of the Company’s management team in connection with the offering charged to general and administrative expense.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The following table summarizes the changes in the Company’s capital stock accounts for the nine months ended September 30, 2005:

	Common Stock Number of Shares	Common Stock $.01 Par Value	Paid-in Capital
Balance at December 31, 2004	31,013,482	$310	$6,687
Retirement of shares received from Xerium S.A.	(283,117)	(3)	3
Redemption of management shares	(404,505)	(4)	(4,547)
Conversion of shareholder notes	—	—	38,493
Issuance of common stock, net of issuance costs	13,399,233	134	160,657
Compensation expense on pre-IPO options and restricted stock	—	—	15,507
Offering costs	—	—	(20,046)
Other non-offering changes in capital stock accounts	—	—	2,006

Balance at September 30, 2005	43,725,093	$437	$198,760

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

3. Interim Financial Statements

The accompanying unaudited condensed consolidated interim financial statements at September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of Xerium S.A. for the year ended December 31, 2004 included in the Prospectus dated May 16, 2005 relating to the Company’s initial public offering.

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

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

4. Accounting Policies—(continued)

Derivatives and Hedging—(continued)

Cash Flow and Fair Value Hedges—(continued)

The Company’s derivative activities are as follows:

(i) Cash Flow Hedges

The Company’s interest rate swap agreements effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. The fair value of the interest rate derivative contracts is approximately $4,164 and $(1,225) at September 30, 2005 and December 31, 2004, respectively, and is included in accrued expenses. All changes in the fair value of these contracts are recorded in accumulated other comprehensive loss.

The Company has entered into interest rate swap contracts that effectively fix the interest rate on 85% of its term loan credit facility for three years. As of September 30, 2005, the weighted average interest rate on the effectively fixed portion of the term loan facility was 5.53%; the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 5.37%.

The Company, from time to time, enters into forward exchange contracts to fix currencies at specified rates based on expected future cash flows to protect against the fluctuations in cash flows resulting from sales denominated in foreign currency over the next year. The value of these contracts is recognized at fair value based on market exchange forward rates. The fair value of these contracts amounted to a liability of $(160) and an asset $1,585 at September 30, 2005 and December 31, 2004, respectively. The change in fair value of these contracts is included in accumulated other comprehensive loss.

(ii) Fair Value Hedges

The Company is subject to exposure from fluctuations in foreign currencies. To manage this exposure, the Company uses foreign exchange forward contracts. The value of these contracts is recognized at fair value based on forward market exchange rates and the change in the fair value of these contracts is included in general and administrative expense. The amount was not material to the Company’s consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004.

Goodwill

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Accounting for Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 requires that goodwill and intangible assets that have indefinite lives not be amortized but, instead, must be tested at least annually for impairment or whenever events or business conditions warrant. The Company performs the test for goodwill impairment as of December 31st each year. The results of the test for December 2004 indicated that there was no impairment of goodwill.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

4. Accounting Policies—(continued)

Net Income (Loss) Per Common Share

Net income (loss) per common share has been computed and presented pursuant to the provisions of SFAS No. 128, Earnings per Share (“SFAS No. 128”). Net income (loss) per share is based on the weighted-average number of shares outstanding during the period. The Company was reorganized in connection with its initial public offering which occurred on May 19, 2005. Prior to the offering, Xerium Technologies, Inc. was an indirect, wholly owned subsidiary of Xerium S.A.; subsequent to the offering the Company directly or indirectly holds all of the operating subsidiaries and related holding companies of the former corporate group, excluding the former parent, Xerium S.A. and two holding company subsidiaries of Xerium S.A., Xerium 2 S.A. and Xerium 3 S.A.

Prior to and in connection with the initial public offering, the Company effected a 31,013,482-for-1 stock split of the Company’s common stock. On May 19, 2005, the Company issued common shares in the offering and granted restricted stock units to its directors, officers and employees. All share and per share amounts related to common stock included in the following table below have been presented as if this stock split had occurred as of the earliest period presented to reflect the transactions above.

During the three and nine months ended September 30, 2004, the Company had outstanding stock options and restricted stock that were excluded from the calculation of diluted weighted average shares outstanding because vesting of such options and restricted stock was contingent upon a change of control, which did not occur until the Company’s initial public offering on May 19, 2005. Therefore, diluted net income (loss) per share is equal to basic net income (loss) per share for the three and nine months ended September 30, 2004, respectively.

For the three and nine months ended September 30, 2005, 24,984 and 11,532 restricted stock units (see Note 14), respectively, were excluded from the calculation of diluted weighted average shares outstanding as the Company incurred net losses for those periods and, accordingly, diluted net loss per share is equal to basic net loss per share.

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Weighted-average common shares outstanding—basic	43,725,093	31,013,482	37,252,881	31,013,482
Dilutive effect of stock-based compensation awards outstanding	—	—	—	—

Weighted-average common shares outstanding—diluted	43,725,093	31,013,482	37,252,881	31,013,482

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

New Accounting Standards

In May 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 106-2 (“FSP 106-2”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) which supersedes FSP 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which was issued in December 2003. The Company elected the one-time deferral allowed under FSP 106-1 and as a result any measures of the accumulated postretirement benefit obligation or net periodic

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

4. Accounting Policies—(continued)

New Accounting Standards—(continued)

postretirement benefit cost in the previous financial statements or accompanying notes do not reflect the effects of the Act on postretirement health care benefit plans. FSP 106-2 provides authoritative guidance on the accounting for the federal subsidy and specifies the disclosure requirements for employers who have adopted FSP 106-2. The Company adopted FSP 106-2 during its third quarter of 2004 and has formed a preliminary conclusion that its retiree medical plans provide benefits that are at least actuarially equivalent to Medicare Part D. The Company believes that the Act will reduce, based on a September 30, 2004 transition measurement date, its accrued post-retirement benefit obligation and its annual net periodic cost by approximately $3,000 and $500, respectively.

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

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (Revised 2004) (“SFAS No. 123R”). This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the Company’s equity securities or may be settled by the issuance of these securities. SFAS No. 123R discontinues the accounting for share-based compensation using Accounting Principles Board Opinion No. 25 (“APB No. 25”) and generally requires that such transactions be accounted for using a fair value method. In April 2005, the Securities and Exchange Commission issued a release which amends the compliance dates for SFAS No. 123(R). The Company will now be required to adopt the new accounting provisions beginning in the first quarter of fiscal 2006. Until the Company adopts SFAS No. 123(R), the Company will continue to account for its stock compensation in accordance with APB No. 25 as described in Note 14. The full impact that the adoption of this statement will have on the Company’s financial position and results of operations will be determined based upon the share-based payments granted under the Company’s 2005 Equity Incentive Plan (the 2005 Plan), which was adopted on May 19, 2005.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

5. Inventories

The components of inventories are as follows at:

	September 30, 2005	December 31, 2004
Raw materials	$21,034	$21,774
Work in process	35,387	37,481
Finished units	45,624	51,676

	$102,045	$110,931

6. Debt

In connection with the offering discussed in Note 2, the Company entered into a $750,000 senior secured credit facility. The credit facility provides for a $100,000 senior secured revolving credit facility (to be reduced to $50,000 upon the earlier of (i) the completion of a legal reorganization of a portion of the Company’s international operations or (ii) May 19, 2006) and a term loan in a total principal amount of $650,000. The credit facility is secured by substantially all of the Company’s assets. Borrowings under the revolving credit facility and term loan facility bear interest at either (a) LIBOR plus the applicable margin or (b) the Euribor rate plus the applicable margin, in addition to certain other mandatory costs associated with syndication in the European markets. The applicable margin for US Dollar LIBOR term loans is 2.00% and the applicable margin for LIBOR revolving loans, Euribor loans and CDOR loans is 2.25%, provided that the applicable margin with respect to revolving loans may be reduced to 2.00% or 1.75% based on a leverage test set forth in the credit agreement. The Company entered into interest rate swap agreements that effectively fixed the interest rate on approximately 85% of the term loan credit facility for three years. As of September 30, 2005, the weighted average interest rate on the effectively fixed portion of the term loan facility was 5.53%. The revolving credit facility has a 6.5 year maturity and the term loan facility has a 7 year maturity from the date of the agreement.

The credit facility provides for scheduled principal payments on the term loan of $6,500 each year, payable in quarterly installments beginning September 30, 2005, with the remaining $606,100 due at maturity in May 2012. This facility contains covenants based on certain measures of debt level, interest coverage and fixed charge coverage, all in relation to Adjusted EBITDA as defined in the credit agreement, and restrictions on capital expenditures and dividends.

In connection with the legal reorganization of a portion of its international operations, during the three months ended September 30, 2005 the Company borrowed and repaid $22,519 under the credit facility. To facilitate the reorganization, the Company loaned $29,465 to the affected subsidiaries, denominated in their functional currency, of which $22,310 was repaid before the end of the quarter and $6,809 was repaid in October 2005. The Company entered into hedging agreements to manage its risk exposure on this loan to movements in foreign exchange rates. During the three months ended September 30, 2005 the Company recorded realized and unrealized foreign exchange gains on this transaction of $573, which were offset by the cost of the hedging agreements of $1,123. The resulting net cost of this transaction is reflected in the consolidated statement of operations as a foreign exchange loss of $550. The Company expects to make additional short-term loans to these subsidiaries in the fourth quarter of 2005 to complete the reorganization.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

7. Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, representing future tax benefits, are reduced by a valuation allowance when the determination can be made that it is “more likely than not” that all or a portion of the related tax asset will not be realized. The deferred tax provision or benefit represents the change in deferred tax assets and liabilities, excluding any amounts accounted for as components of accumulated other comprehensive loss. During the three months ended September 30, 2005, management has determined that the tax benefit of losses incurred in the United States during the first nine months of 2005 will not be realized in 2005.

The Company’s effective tax rate for all periods presented is significantly in excess of the statutory United States tax rate of 34% primarily due to the non-deductibility of certain transaction costs and to actual and forecasted operating losses in taxing jurisdictions for which valuation allowances have been recognized due to the uncertainty surrounding the future utilization of such net operating loss carryforwards, principally in the United States.

8. Pensions, Other Postretirement and Postemployment Benefits

The Company has defined benefit pension plans covering substantially all of its US and Canadian employees, and employees of certain subsidiaries in other countries. Benefits are generally based on the employee’s years of service and compensation. These plans are funded in conformity with the funding requirements of applicable government regulations.

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

As required by SFAS No. 132, the following tables summarize the components of net periodic benefit cost:

Defined Benefit Plans

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Service cost	$1,195	$1,321	$3,657	$3,871
Interest cost	1,308	1,207	3,966	3,683
Expected return on plan assets	(741)	(658)	(2,269)	(2,040)
Amortization of prior service cost	2	7	8	21
Amortization of net (gain) loss	(94)	134	69	383

Net periodic benefit cost	$1,670	$2,011	$5,431	$5,918

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

8. Pensions, Other Postretirement and Postemployment Benefits—(continued)

Other Postretirement Benefit Plans

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Service cost	$127	$113	$381	$339
Interest cost	715	713	2,145	2,139
Amortization of prior service cost	(116)	—	(348)	—
Amortization of net loss	352	187	1,056	561

Net periodic benefit cost	$1,078	$1,013	$3,234	$3,039

9. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability	Change in Value of Derivative Instruments (see Note 4)	Accumulated Other Comprehensive Loss
Balance at December 31, 2004	$(9,633)	$(5,567)	$137	$(15,063)
Current period change, net of tax	(5,870)	—	3,714	(2,156)

Balance at September 30, 2005	$(15,503)	$(5,567)	$3,851	$(17,219)

10. Warranties

The Company offers warranties on certain products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The Company estimates the costs that may be incurred under its warranties and records a liability for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. Changes in the Company’s combined short-term and long-term warranty liabilities during the nine months ended September 30, 2005 are as follows:

Balance at December 31, 2004	$3,105
Warranties provided during period	2,425
Settlements made during period	(2,122)
Changes in liability estimates, including expirations and currency effects	(741)

Balance at September 30, 2005	$2,667

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(dollars in thousands, except per share information)

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

During the second quarter of 2005, the Company closed the clothing manufacturing facility and a small rolls cover manufacturing facility in the United Kingdom. In connection with these closings, the Company recorded an $8.2 million charge during the nine months ended September 30, 2005.

During the nine months ended September 30, 2005, the Company completed a reorganization of its European roll covers business, which consisted primarily of a realignment of administrative functions and headcount reductions. In connection with this reorganization, the Company incurred $1.9 million of restructuring expenses during the nine months ended September 30, 2005. The Company does not expect to incur any additional costs related to this reorganization.

The table below sets forth the significant components and activity under restructuring programs for the nine months ended September 30, 2005:

	Balance at December 31, 2004	Charges	Write-offs	Cash Payments	Balance at September 30, 2005
Severance	$1,870	$6,435	$—	$(5,638)	$2,667
Facility costs and other	78	5,671	—	(4,919)	830
Asset impairment	—	175	(175)	—	—

Total	$1,948	$12,281	$(175)	$(10,557)	$3,497

Restructuring charges by segment are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Clothing	$1,021	$6,276	$9,597	$8,998
Roll Covers	56	2,126	2,684	3,297

Total	$1,077	$8,402	$12,281	$12,295

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

12. Business Segment Information

The Company is a global manufacturer and supplier of consumable products primarily used in the production of paper, and is organized into two reportable segments: Clothing and Roll Covers. The Clothing segment represents the manufacture and sale of synthetic textile belts used to transport paper along the length of papermaking machines. The Roll Covers segment primarily represents the manufacture and refurbishment of covers used on the steel rolls of a papermaking machine. The Company manages each of these operating segments separately.

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

Summarized financial information for the Company’s reportable segments is presented in the tables that follow for the three and nine months ended September 30, 2005 and 2004.

	Clothing	Roll Covers	Corporate	Total
Three Months Ended September 30, 2005:
Net sales	$92,898	$47,160	$—	$140,058
Segment Earnings (Loss)	24,478	12,609	(2,805)	—

Three Months Ended September 30, 2004:
Net sales	$93,896	$48,702	$—	$142,598
Segment Earnings (Loss)	23,190	13,423	(1,348)	—

	Clothing	Roll Covers	Corporate	Total
Nine Months Ended September 30, 2005:
Net sales	$288,225	$149,610	$—	$437,835
Segment Earnings (Loss)	79,435	41,937	(10,040)	—

Nine Months Ended September 30, 2004:
Net sales	$277,284	$153,358	$—	$430,642
Segment Earnings (Loss)	78,736	47,499	(5,002)	—

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

12. Business Segment Information—(continued)

Provided below is a reconciliation of Segment Earnings (Loss) to income (loss) before provision for income taxes for the three and nine months ended September 30, 2005 and 2004, respectively.

	Three Months Ended September 30,
	2005	2004
Segment Earnings (Loss):
Clothing	$24,478	$23,190
Roll Covers	12,609	13,423
Corporate	(2,805)	(1,348)
Non-cash compensation and related expenses	(689)	—
Net interest expense	(10,452)	(16,403)
Depreciation and amortization	(11,273)	(11,631)
Restructuring costs	(1,077)	(8,402)
Unrealized foreign exchange loss on revaluation of debt	(253)	(1,477)
Expenses related to reorganization of Brazilian subsidiaries	(1,371)	(741)

Income (loss) before provision for income taxes	$9,167	$(3,389)

	Nine Months Ended September 30,
	2005	2004
Segment Earnings (Loss):
Clothing	$79,435	$78,736
Roll Covers	41,937	47,499
Corporate	(10,040)	(5,002)
Non-cash compensation and related expenses	(16,666)	(4,095)
Net interest expense	(39,249)	(49,257)
Depreciation and amortization	(34,008)	(35,880)
Restructuring charges	(12,281)	(12,295)
Unrealized foreign exchange gain on revaluation of debt	5,772	1,106
Loss on early extinguishment of debt	(4,886)	—
Expenses related to initial public offering and refinancing	(7,820)	—
Expenses related to reorganization of Brazilian subsidiaries	(1,371)	(925)

Income before provision for income taxes	$823	$19,887

The clothing segment earnings have been increased by $741 and $925 for the three months and nine months ended September 30, 2004, respectively, for expenses related to the reorganization of Brazilian subsidiaries to be consistent with the three and nine months ended September 30, 2005.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

13. Environmental Matters

In connection with the closure of certain manufacturing facilities under its restructuring programs, the Company conducted environmental site assessments which have indicated contamination at two sites. The estimated range of remaining costs of remediation at these facilities is $1,800 to $2,800. The Company had recorded a charge for remediation costs of $3,750 during the year ended December 31, 2004, which represented management’s best estimates of the probable and reasonably estimable costs relating to this environmental remediation. Upon further review of the contamination at one of these facilities it was determined that additional remediation costs would be necessary and the Company recorded an additional $850 during the three months ended September 30, 2005. These costs are classified in general and administrative expenses and accrued expenses. The Company has paid $186 of environmental costs in 2004 and $1,656 and $2,584 during the three and nine months ended September 30, 2005, respectively. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of such matters will not have a material adverse effect on the financial conditions, liquidity or cash flow of the Company.

14. Stock-Based Compensation

Stock Options and Restricted Stock

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS No. 148”), the Company has elected to follow the provisions of APB No. 25 to account for stock-based awards to employees. Prior to its initial public offering on May 19, 2005, the Company had restricted stock and stock options outstanding.

No compensation expense was recorded on stock options and restricted stock prior to May 19, 2005 because vesting of such options and restricted stock was contingent upon a change of control. All such options and restricted stock vested in connection with the consummation of the initial public offering on May 19, 2005, at which time the Company measured and recorded compensation expense of $15,507 based on the then current fair value of the options and restricted stock.

2005 Equity Incentive Plan

Effective May 19, 2005, the Company adopted the 2005 Equity Incentive Plan (the “2005 Plan”). The Board of Directors has authorized 2,500,000 shares for grant under the 2005 Plan. Under the 2005 Plan, time-based and performance-based restricted stock units (“RSUs”) were granted to officers and employees of the Company. Each RSU represents an equal number of shares of common stock. Generally the employee must be employed by the Company through the date of vesting. Non-employee directors were also granted RSUs under the 2005 Plan. Additionally, in the case of performance-based RSUs, the awards are earned based upon defined shareholder return targets over the four years (two years in the case of 20,834 RSUs) following the completion of the Company’s initial public offering on May 19, 2005. A summary of the RSUs outstanding as of September 30, 2005 is as follows:

	Date Vested	Number of RSUs
Non-employee directors’ RSUs	May 19, 2005	12,614
Time-based RSUs	Various dates through May 19, 2008	426,505
Performance-based RSUs	May 19, 2009	781,009
Performance-based RSUs	May 19, 2007	20,834

Total RSUs granted		1,240,962

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

14. Stock-Based Compensation—(continued)

2005 Equity Incentive Plan—(continued)

Certain time-based RSUs and all non-employee director RSUs automatically adjust to reflect additional RSUs upon declaration of dividends by the Company. On September 15, 2005, 1,822 additional time-based RSUs and 114 additional non-employee director RSUs became outstanding in connection with the payment of dividends that occurred on that date.

The Company accounts for these restricted stock units in accordance with APB No. 25 and, accordingly, has recorded compensation expense of $689 and $1,159 for the three and nine months ended September 30, 2005, respectively, related to the non-employee directors and time based RSUs. Management has not determined that it is probable that the performance targets will be met; therefore, no compensation expense has been recorded relating to performance based RSUs.

Had compensation expense for the RSUs and prior stock options and restricted stock been determined based upon the fair value recognition provisions of SFAS No. 123, the net income (loss) and the effect on net income (loss) per share would have been as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(8,039)	$(11,591)	$(12,120)	$1,256
Add back: Stock based compensation expense reported, net of related tax effects, for prior options and restricted stock	—	—	13,569	—
Add back: Stock based compensation expense reported, net of related tax effects, for time based RSUs	603	—	1,006	—
Less: Stock based compensation expense, net of related tax effect, for prior options and restricted stock	—	—	(13,569)	—
Less: Stock based compensation expense, net of related tax effect, for all RSUs	(873)	—	(1,385)	—

Net income (loss), pro forma	$(8,309)	$(11,591)	$(12,499)	$1,256

As reported – basic and diluted	$(0.18)	$(0.37)	$(0.33)	$0.04

Pro-forma – basic and diluted	$(0.19)	$(0.37)	$(0.34)	$0.04

Performance-based RSUs do not receive the benefit of dividends paid by the Company during the vesting period. Fair value of performance-based RSUs granted was estimated at the measurement date of the grant using a Monte Carlo pricing model with the following assumptions:

Volatility	37%
Risk-free interest rate	3.59% (two years) and 3.73% (four years)
Dividend payment	$0.90 per year

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

15. Subsequent Event

Dividends

On November 14, 2005, the Company’s Board of Directors declared a cash dividend of $0.225 per share of common stock payable on December 15, 2005 to shareholders of record at the close of business on December 2, 2005.

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

Our products play key roles in the formation and processing of paper along the length of a paper-making machine. Paper producers rely on our products and services to help improve the quality of their paper, differentiate their paper products, operate their paper-making machines more efficiently and reduce production costs. Our products and services typically represent only a small fraction of a paper producer’s overall production costs, yet they can reduce costs by permitting the use of lower-cost raw materials and reducing energy consumption. Paper producers must replace clothing and refurbish or replace roll covers regularly as these products wear down during the paper production process. Our products are designed to withstand extreme temperature, chemical and pressure conditions, and are the result of a substantial investment in research and development and highly sophisticated manufacturing processes.

We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed on a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is selected to fit each individual paper-making machine and process. For the three and nine months ended September 30, 2005, our clothing segment represented 66% of our net sales.

Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by the paper producer. Roll covers are tailored to each individual paper-making machine and process, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and manufacture spreader rolls. For the three and nine months ended September 30, 2005, our roll cover segment represented 34% of our net sales. `

Industry Trends and Outlook

Demand for our products and services is driven primarily by the volume of global paper production, which according to the Food and Agriculture Organization of the United Nations, increased at a compound annual growth rate of 2.9% from 1980 to 2004. Over such period, only in 1982 and 2001 did global production decline from the prior year, and in both 1983 and 2002 production recovered to levels higher than the previous peak. Although global paper production has demonstrated stable growth over time, the paper products industry has experienced cycles in profitability that are primarily driven by imbalances in supply and demand. During the down period of these cycles, prices for paper products declined, leading to decreased profitability for paper producers. These cycles have been caused in part by the structure of the paper industry, which has been highly fragmented and has exhibited poor discipline in supply management. Producers have generally focused on maximizing production, to reduce fixed costs per ton, rather than producing to meet demand. This practice resulted in producers building inventories of paper when supply exceeded demand and in-turn led to higher volatility in paper prices as they reduced these inventories.

The most recent cyclical downturn in the paper products industry started in 2001. In anticipation of this downturn, paper producers began in 2000 to take actions that seek to structurally improve the balance between the supply of and demand for paper. As part of these efforts, they have shut down many older and less efficient paper-making machines. As a result, we estimate that there were approximately 350 fewer paper-making machines in operation throughout the world at the end of 2004 than at the end of 1999, a decline of approximately 4%. This trend has continued during 2005, reflecting continued effort on the part of paper producers to reduce their capacity and costs for the purpose of improving their financial performance. We believe that significant consolidation in the paper production industry over the last few years, and through 2005, will improve the ability of producers to balance supply and demand and that this consolidation will give fewer paper producers a larger portion of overall capacity, leading to a more rational approach by industry leaders to the management of supply. We believe that in the long term the combination of these trends in the paper production industry, global economic growth and expected increases in per capita paper consumption in less developed regions of the world should drive increased paper production levels and consequently higher spending on consumable products used in the paper-making process. However, in the shorter term, we expect that the number of paper mill closures and significant restructuring announcements from both North American and European paper makers suggests that the benefits from these actions will not come for some time. The negative impact of these closures will outweigh the benefits for papermakers and their suppliers, creating an environment where price is more important and the ability of consumables suppliers to raise prices is limited.

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

Sales in our roll covers segment include our mechanical services business. We have expanded this business in response to demand from paper producers that we perform work on the internal mechanisms of a roll while we refurbish or replace a roll cover. In our clothing segment, a portion of our business has been conducted pursuant to consignment arrangements under which we do not recognize a sale of a product to a customer until the customer placed the product into use, which typically occurs some period after the product is shipped to the customer or to a warehouse location near the customer’s facility. Recently, we have been reducing the number of consignment arrangements and increasing the use of standard terms of sale under which we recognize a sale upon product shipment. We expect this trend to continue.

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

The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $2.3 million and $2.1 million for the three months ended September 30, 2005 and 2004, respectively. The increase during the three months ended September 30, 2005 as compared with the three months ended September 30, 2004 is due to the development and launch costs of polyurethane roll covers products with enhanced performance characteristics, which we introduced during the three months ended September 30, 2005. We expect that future research and development expenses will approximate these quarterly levels for the next several quarters.

Foreign Exchange

We have a geographically diverse customer base. For the three and nine months ended September 30, 2005, approximately 39% and 40% of our sales were in North America, respectively, 36% and 37% were in Europe, respectively, 9% and 9% were in South America, respectively, and 14% and 12% were in Asia-Pacific, respectively.

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

Currency fluctuations have a greater effect on the level of our net sales than on the level of our income (loss) from operations. For example, the decrease in the value of the US Dollar against most of the currencies we conduct our business in during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 resulted in increases in net sales of $16.7 million and an increase in income from operations of $1.9 million. Although the results for the nine months ended September 30, 2005 reflect a period in which the value of the US Dollar decreased as compared to the nine months ended September 30, 2004, we would expect a similar but opposite effect in a period in which the value of the US Dollar increases. For any period in which the value of the dollar changes relative to other currencies, we would expect our income (loss) from operations to be affected less than our net sales.

During the three and nine months ended September 30, 2005, we conducted business in nine foreign currencies. The following table provides the average exchange rate for the three and nine months ended September 30, 2005 and the three and nine months ended September 30, 2004 of the US Dollar against each of the five foreign currencies in which we conduct the largest portion of our operations, and indicates the percentage of our net sales for the three months and nine months ended September 30, 2005 denominated in such foreign currency.

Currency	Average exchange rate of the US Dollar for the three months ended September 30, 2005	Average exchange rate of the US Dollar for the three months ended September 30, 2004	Percentage of net sales for the three months ended September 30, 2005 denominated in such currency
Euro	$1.22 = 1 Euro	$1.22 = 1 Euro	42.0%
Canadian Dollar	$0.83 = 1 Canadian Dollar	$0.77 = 1 Canadian Dollar	9.8
Brazilian Real	$0.43 = 1 Brazilian Real	$0.34 = 1 Brazilian Real	7.5
Australian Dollar	$0.76 = 1 Australian Dollar	$0.71 = 1 Australian Dollar	5.0
British Pound	$1.78 = 1 British Pound	$1.82 = 1 British Pound	3.3

Currency	Average exchange rate of the US Dollar for the nine months ended September 30, 2005	Average exchange rate of the US Dollar for the nine months ended September 30, 2004	Percentage of net sales for the nine months ended September 30, 2005 denominated in such currency
Euro	$1.26 = 1 Euro	$1.22 = 1 Euro	42.4%
Canadian Dollar	$0.82 = 1 Canadian Dollar	$0.75 = 1 Canadian Dollar	9.2
Brazilian Real	$0.40 = 1 Brazilian Real	$0.34 = 1 Brazilian Real	7.2
Australian Dollar	$0.77 = 1 Australian Dollar	$0.73 = 1 Australian Dollar	4.6
British Pound	$1.84 = 1 British Pound	$1.82 = 1 British Pound	3.7

To mitigate the risk of transactions in which a sale is made in one currency and associated costs are denominated in a different currency, we utilize forward currency contracts in certain circumstances to lock in exchange rates with the objective that the gain or loss on the forward contracts will approximate the loss or gain that results from the transaction or transactions being hedged. We determine whether to enter into hedging arrangements based upon the size of the underlying transaction or transactions, an assessment of the risk of adverse movements in the applicable currencies and the availability of a cost effective hedge strategy. To the extent we do not engage in hedging or such hedging is not effective, changes in the relative value of currencies can affect our profitability. Generally, we do not hedge our US Dollar exposure in South America as it would not be cost effective due to the relatively high cost of hedging for local currencies in that region. However, we have entered into hedges during the nine months ended September 30, 2005 in connection with the legal reorganization of Brazilian entities.

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

Cost Reduction Programs

An important part of our strategy is to seek to reduce our overall costs and improve our competitiveness. As a part of this effort, we initiated cost reduction programs, most of which were designed to improve the cost structure of our North American operations, and more recently our European operations, in response to changing market conditions. These cost reduction programs include plant closures that have rationalized production among our facilities to better enable us to meet customer demands. They also include headcount reductions throughout the world. All costs of these programs are accounted for as restructuring expenses. We have substantially completed the major restructuring programs that have already been initiated both in roll covers and clothing.

In the second quarter of 2005, we completed the closing of our clothing manufacturing facility in Farmville, Virginia, which we began in 2004. In addition, during the year ended December 31, 2004, we began transferring certain production from our facility in Sherbrooke, Quebec to our other North American facilities and completed this transfer in the first quarter of 2005.

We incurred restructuring expenses of $0.4 million and $1.9 million during the three and nine months ended September 30, 2005, respectively, relating to closures commenced during the years ended December 31, 2002, 2003 and 2004. We expect to record approximately $1.1 million in additional restructuring expenses for the remainder of 2005 related to such closings and $0.7million in 2006.

In addition, in the second quarter of 2005, we closed the clothing portion of our manufacturing facility in the United Kingdom as well as a small roll covers manufacturing facility in Wigan, United Kingdom. With respect to these closings, we recorded a $3.4 million asset impairment charge during the year ended December 31, 2004 and $0.6 million and $8.2 million during the three and nine months ended September 30, 2005, respectively. For the remainder of 2005, we do not expect to record any additional restructuring expenses relating to these closures.

In addition to the facilities closures, we initiated headcount reductions of our non-hourly employees in the fourth quarter of 2004 and the first six months of 2005 that eliminated approximately 100 positions in our worldwide workforce. These actions were taken to improve our cost structure and reduce over-capacity in certain areas. Approximately 78% of the reductions were in our clothing segment, with most of the reductions in North America and Europe. During the nine months ended September 30, 2005, we incurred approximately $0.3 million of severance costs in connection with these headcount reductions.

Additionally, we have reorganized our European roll covers business primarily through a realignment of administrative functions and headcount reductions and incurred $1.9 million of restructuring expenses related to this effort during the nine months ended September 30, 2005. We do not expect to incur any additional expenses related to this reorganization.

We believe that our cost reduction efforts since 2002 eliminated approximately $3.4 million and $7.6 million in cash costs that we would have otherwise incurred during the three and nine months ended September 30, 2005, respectively, as compared with the Company’s cost structure during the three and nine months ended September 30, 2004, respectively. There can be no assurance that our cost reduction programs will be successful. While our cost reduction programs are designed to help mitigate the effect of increases in our operating costs, we may experience sales or cost changes from period to period which have a greater effect on the level of our profitability than savings derived from our cost reduction programs.

Results of Operations

The tables that follow set forth for the periods presented certain consolidated operating results and the percentage of net sales they represent:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$140.1	$142.6	$437.8	$430.6
Cost of products sold	77.7	79.0	239.4	227.4
Selling expenses	17.0	16.6	52.1	51.0
General and administrative expenses	21.8	22.7	86.2	65.8
Restructuring expenses	1.0	8.4	12.3	12.3
Research and development expenses	2.3	2.1	7.2	6.3

Income from operations	20.3	13.8	40.6	67.8
Interest expense, net	(10.5)	(16.4)	(39.3)	(49.2)
Foreign exchange gain (loss)	(0.6)	(0.8)	4.4	1.3
Loss on early extinguishment of debt	—	—	(4.9)	—

Income (loss) before provision for income taxes	9.2	(3.4)	0.8	19.9
Provision for income taxes	17.2	8.2	12.9	18.6

Net income (loss)	$(8.0)	$(11.6)	$(12.1)	$1.3

	Percentage of Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	55.5	55.4	54.7	52.8
Selling expenses	12.1	11.6	11.9	11.8
General and administrative expenses	15.6	15.9	19.7	15.3
Restructuring expenses	0.7	5.9	2.8	2.9
Research and development expenses	1.6	1.4	1.6	1.5

Income from operations	14.5	9.8	9.3	15.7
Interest expense, net	(7.5)	(11.5)	(9.0)	(11.4)
Foreign exchange gain (loss)	(0.4)	(0.6)	1.0	0.3
Loss on early extinguishment of debt	—	—	(1.1)	—

Income (loss) before provision for income taxes	6.6	(2.3)	0.2	4.6
Provision for income taxes	12.3	5.8	2.9	4.3

Net income (loss)	(5.7)%	(8.1)%	(2.7)%	0.3%

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004.

Net Sales. Net sales for the three months ended September 30, 2005 decreased by $2.5 million, or 1.8%, to $140.1 million from $142.6 million for the three months ended September 30, 2004. For the three months ended September 30, 2005, 66% of our net sales were in our clothing segment and 34% were in our roll covers segment.

In our clothing segment, net sales for the three months ended September 30, 2005 decreased by $1.0 million, or 1.1%, to $92.9 million from $93.9 million for the three months ended September 30, 2004 due to decreased sales of $4.2 million resulting from production shortfalls in North America, and to weak market conditions in North America and Europe with slight softening of demand in South America and Asia and transactional losses relating to sales denominated in US Dollars by non US operations, principally in Brazil. Currency gains of $3.2 million related to the translation of sales made in currencies other than the US Dollar to US Dollars for financial reporting purposes partially offset the decrease in sales. Overall pricing is unchanged for the three months ended September 30, 2005 as compared with the three months ended September 30, 2004.

In our roll covers segment, net sales for the three months ended September 30, 2005 decreased by $1.5 million, or 3.1%, to $47.2 million from $48.7 million for the three months ended September 30, 2004 due to decreased sales of $1.9 million resulting primarily from weak market conditions in Europe, partially offset by currency gains of $0.4 million related to the translation of sales made in currencies other than the US Dollar to US Dollars for financial reporting purposes. Overall pricing is unchanged for the three months ended September 30, 2005 as compared with the three months ended September 30, 2004.

Cost of Products Sold. Cost of products sold for the three months ended September 30, 2005 decreased by $1.3 million, or 1.6%, to $77.7 million from $79.0 million for the three months ended September 30, 2004.

In our clothing segment, cost of products sold decreased by $1.5 million, or 2.7%, to $53.6 million for the three months ended September 30, 2005 from $55.1 million for the three months ended September 30, 2004 due to decreases of $4.2 million related to changes in mix and lower sales volumes. Additionally contributing to the decrease was the impact of a lower cost structure during the three months ended September 30, 2005 as compared with the three months ended September 30, 2004 of $1.7 million resulting from our cost reduction programs. Partially offsetting these decreases were lower absorption of fixed costs of $1.7 million related to production shortfalls in North America and adverse currency translation effects of $2.7 million.

In our roll covers segment, cost of products sold remained relatively constant at $24.1 million for the three months ended September 30, 2005 as compared with $23.9 million for the three months ended September 30, 2004. The slight increase was primarily attributable to an unfavorable shift in the mix of our products to lower margin products and to unfavorable currency translation effects of $0.2 million. The unfavorable product mix shift occurred globally and is primarily driven by a shift in North America from our more profitable rubber covers to other types of covers and increased sales in mechanical services and spreader rolls, which carry lower margins. These increases were partially offset by the impact of a lower cost structure during the three months ended September 30, 2005 as compared with the three months ended September 30, 2004 of $0.8 million resulting from our cost reduction programs.

Selling Expenses. For the three months ended September 30, 2005, selling expenses increased by $0.4 million, or 2.4%, to $17.0 million from $16.6 million for the three months ended September 30, 2004. This increase was primarily due to an increased headcount in North and South America in an effort to increase sales through expanded sales coverage, to maximize the introduction of new products and to address shifting markets. Unfavorable currency translation effects of $0.3 million were entirely offset by the impact of a lower cost structure during the three months ended September 30, 2005 as compared to our cost structure for the three months ended September 30, 2004 of $0.3 million as a result of our cost reduction programs.

General and Administrative Expenses. For the three months ended September 30, 2005, general and administrative expenses decreased by $0.9 million, or 4.0%, to $21.8 million from $22.7 million for the three months ended September 30, 2004. The decrease was primarily due to (i) a decrease of $1.6 million in our environmental expense and (ii) the impact of a lower cost structure during the three months ended September 30, 2005 as compared to our cost structure for the three months ended September 30, 2004 of $0.5 million as a result of our cost reduction programs. These decreases were partially offset by (i) $1.0 million of costs to support the requirements of being a public company, (ii) $0.7 million of compensation expense incurred as a result of restricted stock units granted under our 2005 Equity Incentive Plan and (iii) unfavorable currency effects of $0.5 million.

Restructuring Expenses. For the three months ended September 30, 2005, restructuring expenses decreased by $7.4 million to $1.0 million from $8.4 million for the three months ended September 30, 2004. Restructuring expenses result from our long-term strategy to reduce production costs and improve long-term competitiveness as described above under “—Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities and through headcount reductions. The decrease during the three months ended September 30, 2005 is due to the timing of cost reduction programs as no new cost reduction programs were announced during the three months ended September 30, 2005 and the expenses during this period are for cost reduction programs announced in prior periods.

Research and Development Expenses. For the three months ended September 30, 2005, research and development expenses increased by $0.2 million, or 9.5%, to $2.3 million from $2.1 million for the three months ended September 30, 2004. The increase is due to the development and launch costs of polyurethane roll cover products with enhanced performance characteristics, which we introduced during the three months ended September 30, 2005.

Interest Expense, Net. Net interest expense for the three months ended September 30, 2005 decreased by $5.9 million, or 36.0%, to $10.5 million from $16.4 million for the three months ended September 30, 2004. The decrease is primarily attributable to lower average debt balances outstanding during the three months ended September 30, 2005 as compared with the three months ended September 30, 2004, as a result of the refinancing that occurred in connection with our initial public offering, and to lower interest rates on our current credit facility as compared to our debt facilities prior to the initial public offering. Additionally, higher interest rates on hedge contracts that expired in 2004 contributed to the decrease in net interest expense for the three months ended September 30, 2005 as compared with the three months ended September 30, 2004.

Foreign Exchange Loss. For the three months ended September 30, 2005, we had a foreign exchange loss of $0.6 million compared to a loss of $0.8 million for the three months ended September 30, 2004. The $0.2 million decrease was primarily attributable to the manner in which swings in the value of the US Dollar as compared to other currencies, primarily the Euro and the Brazilian Real, affect the reported amount of our external debt and intercompany transactions. Under our previously existing senior and mezzanine debt facilities, certain of our subsidiaries had debt denominated in currencies other than their functional currency and, as a result, the changes in relative exchange rates created a foreign exchange gain or loss. Under our current credit facility the majority of amounts borrowed are denominated in the functional currency of the borrowing subsidiary, which will mitigate any future foreign exchange gain or loss related to external debt. Future foreign exchange gains and losses will result primarily from intercompany activity.

Provision for Income Taxes. For the three months ended September 30, 2005 and 2004 we recognized a provision for income taxes of $17.2 million and $8.2 million, respectively. The effective tax rates for these periods is significantly in excess of the statutory United States tax rate of 34% primarily due to the non-deductibility of certain transaction costs and to actual and forecasted operating losses in taxing jurisdictions for which valuation allowances have been provided due to the uncertainty surrounding the future utilization of such net operating loss carry-forwards, primarily in the United States.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004.

Net Sales. Net sales for the nine months ended September 30, 2005 increased by $7.2 million, or 1.7%, to $437.8 million from $430.6 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, 66% of our net sales were in our clothing segment and 34% were in our roll covers segment.

In our clothing segment, net sales for the nine months ended September 30, 2005 increased by $10.9 million, or 3.9%, to $288.2 million from $277.3 million for the nine months ended September 30, 2004. The increase is attributable to currency gains of $13.0 million related to the translation of sales made in currencies other than the US Dollar to US Dollars for financial reporting purposes, partially offset by a decrease in sales of $2.1 million resulting from changes in mix, including decreased fabric sales due to production shortfalls in North America, weak market conditions in North America and Europe, and, to a lesser extent, softer market conditions in Asia and South America. Overall pricing is unchanged for the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004.

In our roll covers segment, net sales for the nine months ended September 30, 2005 decreased by $3.7 million, or 2.4%, to $149.6 million from $153.3 million for the nine months ended September 30, 2004. The decrease is due to decreased sales of $7.4 million resulting from weak market conditions in Europe, partially offset by currency gains of $3.7 million related to the translation of sales made in currencies other than the US Dollar to US Dollars for financial reporting purposes. Overall pricing is unchanged for the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004.

Cost of Products Sold. Cost of products sold for the nine months ended September 30, 2005 increased by $12.0 million, or 5.3%, to $239.4 million from $227.4 million for the nine months ended September 30, 2004.

In our clothing segment, cost of products sold increased by $9.8 million, or 6.3%, to $165.0 million for the nine months ended September 30, 2005 from $155.2 million for the nine months ended September 30, 2004. This increase was primarily due to adverse currency translation effects of $9.4 million. Additionally, changes in mix and lower absorption of fixed costs as a result of production shortfalls during the nine months ended September 30, 2005 contributed to the increase and were partially offset by the impact of a lower cost structure during the nine months ended September 30, 2005 as compared to our cost structure for the nine months ended September 30, 2004 of $2.7 million as a result of our cost reduction programs.

In our roll covers segment, cost of products sold increased by $2.2 million, or 3.0%, to $74.4 million for the nine months ended September 30, 2005 from $72.2 million for the nine months ended September 30, 2004. This increase was primarily attributable to unfavorable currency translation effects of $2.0 million and to an unfavorable shift in the mix of our product sales to lower margin products. The unfavorable product mix shift occurred globally and is primarily related to a shift in North America from our more profitable rubber covers to other types of covers and increased sales in mechanical services and spreader rolls, which carry lower margins. This mix effect and the currency translation effects were partially offset by the impact of a lower cost structure during the nine months ended September 30, 2005 as compared to our cost structure for the nine months ended September 30, 2004 of $2.7 million as a result of our cost reduction programs.

Selling Expenses. For the nine months ended September 30, 2005, selling expenses increased by $1.1 million, or 2.2%, to $52.1 million from $51.0 million for the nine months ended September 30, 2004. This increase was primarily due to unfavorable currency translation effects of $1.6 million and to increases in expenses as a result of the overall increase in sales for the nine months ended September 30, 2005, partially offset impact of a lower cost structure during the nine months ended September 30, 2005 as compared to our cost structure for the nine months ended September 30, 2004 of $1.0 million as a result of our cost reduction programs.

General and Administrative Expenses. For the nine months ended September 30, 2005, general and administrative expenses increased by $20.4 million, or 31.0%, to $86.2 million from $65.8 million for the nine months ended September 30, 2004. The increase was primarily due to expenses incurred in connection with the closing of our initial public offering on May 19, 2005 and related transactions which included (i) $15.5 million of compensation expense related to the vesting of stock options and restricted stock in connection with the offering, (ii) $4.2 million of special one-time cash payments in connection with the adoption of our new management incentive compensation plans, (iii) $2.7 million of cash transaction bonuses paid to management and (iv) $0.9 million of land transfer taxes related to certain of our subsidiaries in connection with the offering. Additionally, general and administrative expenses increased by: (i) $1.2 million of compensation expense incurred as a result of restricted stock units granted under our 2005 Equity Incentive Plan, (ii) unfavorable currency effects of $1.8 million and (iii) $3.9 million of costs to support the requirements of being a public company, including costs related to preparing to comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. These increases were partially offset by (i) impact of a lower cost structure during the nine months ended September 30, 2005 as compared to our cost structure for the nine months ended September 30, 2004 of $1.3 million as a result of our cost reduction programs, (ii) increased royalty income of $0.7 million, (iii) lower management incentive compensation of $0.8 million (iv) the forgiveness of loans of $4.1 million during the nine months ended September 30, 2004, which did not recur during the nine months ended September 30, 2005 and (v) a decrease of $1.9 million in our environmental expense.

Restructuring Expenses. Restructuring expenses were $12.3 million for both the nine months ended September 30, 2005 and 2004 and relate to our long-term strategy to reduce production costs and improve long-term competitiveness as described above under “—Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities and through headcount reductions. During the nine months ended September 30, 2005, restructuring expense consists of severance, facility, and asset impairment costs of $6.4 million, $5.7 million, and $0.2 respectively. During the nine months ended September 30, 2004, restructuring expense consists of severance, facility, and asset impairment costs of $1.7 million, $3.7 million, and $6.9 million, respectively.

Research and Development Expenses. For the nine months ended September 30, 2005, research and development expenses increased by $0.9 million, or 14.3%, to $7.2 million from $6.3 million for the nine months ended September 30, 2004. The increase is due to the development and launch costs of polyurethane roll cover products with enhanced performance characteristics, which we introduced in the three months ended September 30, 2005.

Interest Expense, Net. Net interest expense for the nine months ended September 30, 2005 decreased by $9.9 million, or 20.1%, to $39.3 million from $49.2 million for the nine months ended September 30, 2004. The decrease is primarily attributable to lower average debt balances outstanding during the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004, as a result of the refinancing that occurred in connection with our initial public offering, and to lower interest rates on our current credit facility as compared to our debt facilities prior the initial public offering. Additionally, higher interest rates on hedge contracts that expired in 2004 contributed to the decrease in net interest expense for the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004.

Foreign Exchange Gain. For the nine months ended September 30, 2005, we had an unrealized foreign exchange gain of $4.4 million compared to a gain of $1.3 million for the nine months ended September 30, 2004. The $3.1 million difference was primarily attributable to the manner in which swings in the value of the US Dollar as compared to other currencies, primarily the Euro and the Brazilian Real, affect the reported amount of our external debt and certain intercompany transactions. Under our previously existing senior and mezzanine debt facilities, certain of our subsidiaries had debt denominated in currencies other than their functional currency and, as a result, the changes in relative exchange rates created a foreign exchange gain or loss. Under our current credit facility, the majority of amounts borrowed are denominated in the functional currency of the borrowing subsidiary, which will mitigate any future foreign exchange gain or loss related to external debt. Future foreign exchange gains and losses will result primarily from intercompany activity.

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

Provision for Income Taxes. For the nine months ended September 30, 2005 and 2004, we recognized a provision for income taxes of $12.9 million and $18.6 million, respectively. The effective tax rates for these periods is significantly in excess of the statutory United States tax rate of 34% primarily due to the non-deductibility of certain transaction costs and to actual and forecasted operating losses in taxing jurisdictions for which valuation allowances have been provided due to the uncertainty surrounding the future utilization of such net operating loss carry-forwards, primarily in the United States.

DIVIDEND POLICY

Effective upon completion of the initial public offering of our common stock in May 2005 our Board of Directors adopted a dividend policy that reflects our judgment that our stockholders would be better served if we distributed to them a substantial portion of the excess cash generated by our business rather than reinvesting it in our business. Under this policy, we intend to distribute a substantial portion of the cash generated by our business in excess of operating needs, reserves for contingencies, interest and principal payments on indebtedness, capital expenditures, restructuring expenses and tax payments as regular quarterly dividends to the holders of our common stock, up to the intended dividend rate of $.90 per share, rather than retaining such cash for other purposes such as significant acquisitions or to pursue growth opportunities requiring capital expenditures or other investments significantly beyond our current expectations. As more fully described in the Prospectus dated May 16, 2005 relating to the initial public offering and filed with the Securities and Exchange Commission on May 17, 2005, shareholders may not receive any dividends as a result of the following factors:

•	we are not obligated to pay dividends;

•	our credit facility limits the amount of dividends we are permitted to pay;

•	our credit facility contains restrictive covenants that will require us to improve our performance over time to remain in compliance therewith;

•	our board of directors may modify or revoke our dividend policy;
•	even if our dividend policy is not modified or revoked, our board of directors could decide to reduce dividends or not to pay dividends at all, at any time and for any reason;

•	our stockholders have no contractual or other legal right to dividends;

•	we may not have enough cash to pay dividends due to changes to our operating earnings, working capital requirements and anticipated cash needs; and

•	our foreign subsidiaries may be subject to legal restrictions that prevent them from distributing cash to us to enable the payment of dividends.

Under Delaware law, we can only pay dividends either out of “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or out of current or the immediately preceding year’s earnings. We historically have not had sufficient earnings to pay dividends at the level contemplated by our dividend policy. We anticipate that we will not have sufficient earnings to pay dividends and therefore expect that we will pay dividends out of surplus. Our board of directors will seek periodically to assure itself that we have sufficient surplus to pay dividends before actually declaring any dividends. Further, our board of directors may seek opinions from outside valuation firms to the effect that there is sufficient surplus to pay dividends, and such opinions may not be forthcoming. If we sought and were not able to obtain such an opinion, we likely would not be able to declare and pay dividends. For a description of the restrictions imposed on our ability to pay dividends by our current credit facility, see “Credit Agreement” below.

On August 11, 2005, our Board of Directors declared a cash dividend of $0.105 per share of common stock payable on September 15, 2005 to shareholders of record at the close of business on September 2, 2005. This amount represents a prorated quarterly dividend for the period from the closing of our initial public offering on May 19, 2005 through June 30, 2005.

On November 14, 2005, our Board of Directors declared a cash dividend of $0.225 per share of common stock payable on December 15, 2005 to shareholders of record at the close of business on December 2, 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are for working capital, capital expenditures and debt service, and to pay dividends. We will fund our liquidity requirements primarily with cash generated from operations and, to the extent necessary, through borrowings under our credit facility. Net cash provided by operating activities was $26.5 million for the nine months ended September 30, 2005 and $67.6 million for the nine months ended September 30, 2004. The decrease is attributable to activities related to our initial public offering of $20.7 million and to changes in assets and liabilities, primarily accounts payable and accrued expenses, which used cash of $22.0 million.

Net cash used in investing activities was $15.1 million for the nine months ended September 30, 2005 and $33.3 million for the nine months ended September 30, 2004. The decrease was primarily due to a decrease in spending of $12.9 million on capital equipment in the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004 and to an increase in proceeds from the disposal of assets of $4.5 million in the first quarter of 2005 as a result of the sale of our Wake Forest facility.

Net cash provided by financing activities was $17.8 million for the nine months ended September 30, 2005 and net cash used in financing activities was $17.2 million for the nine months ended September 30, 2004. The increase of $35.0 million is primarily the result of the closing of our initial public offering, which occurred on May 19, 2005. See “Initial Public Offering” below for additional discussion.

As of September 30, 2005, there was a $642.4 million balance of term loans outstanding under our senior credit facility. The decrease from the $650 million issued on May 19, 2005 was due to changes in currency exchange rates impacting debt denominated in currencies other than the US Dollar and, as required under the term loan, to the quarterly principal payment of $1.6 million during the three months ended September 30, 2005. In addition, we had $120.2 million available for borrowing under our current revolving lines of credit, including the revolving credit facility under our senior credit facility and lines of credit in various foreign countries that are used to facilitate local short-term operating needs, of which an aggregate of $10.3 million was outstanding as of September 30, 2005.

We had $59.9 million of cash and cash equivalents at September 30, 2005 compared to $24.0 million at December 31, 2004. We believe that our cash on hand, the cash flows we expect to generate from operations, and borrowing available under our current credit facility, will be sufficient to meet our liquidity requirements, including payment of dividends.

CAPITAL EXPENDITURES

For the nine months ended September 30, 2005, we had capital expenditures of $21.4 million consisting of growth capital expenditures of $14.1 million and maintenance capital expenditures of $7.3 million. Growth capital expenditures consist of items that are intended to increase the manufacturing, production and/or distribution capacity or efficiencies of our operations in conjunction with the execution of our business strategies. Maintenance capital expenditures are designed to sustain the current capacity or efficiency of our operations and include items relating to the renovation of existing manufacturing or service facilities, the purchase of machinery and equipment for existing manufacturing or service facilities and safety and environmental needs. For the nine months ended September 30, 2004 capital expenditures were $34.4 million, consisting of growth capital expenditures of $19.4 million and maintenance capital expenditures of $15.0 million. Our growth capital expenditures for the nine months ended September 30, 2004 included $4.7 million related to the completion of specific cost reduction programs. The difference in capital expenditure levels was due to timing of capital projects in 2004 in which nearly half of all 2004 capital expenditures occurred during the second quarter. We expect that our capital expenditures for the year ended December 31, 2005 will approximate our capital expenditure levels for the year ended December 31, 2004. The primary focus of capital expenditures during the remainder of 2005 are for productivity and capacity expansions necessary to support demand in our North American clothing business, investments to support new product technology production as well as continued maintenance capital expenditures.

INITIAL PUBLIC OFFERING

On May 19, 2005 we completed our initial public offering and a reorganization. Prior to the offering, Xerium Technologies, Inc. was an indirect, wholly-owned subsidiary of Xerium S.A.; subsequent to the offering the Company directly or indirectly holds all of the operating subsidiaries and related holding companies of the former corporate group of Xerium S.A., excluding the former parent, Xerium S.A., and two holding company subsidiaries of Xerium S.A., Xerium 2 S.A. and Xerium 3 S.A. The accompanying unaudited consolidated financial statements for all periods presented reflect the operations of Xerium Technologies, Inc. and its subsidiaries after the effect of this reorganization.

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

In connection with the offering, Xerium Technologies, Inc. issued 13,399,233 shares of common stock at a public offering price of $12 per share and entered into a $750 million credit facility agreement, under which $650 million was borrowed in connection with the offering and which has a seven year maturity. In connection with the offering, we repaid $752.5 million of principal and interest on the previously existing senior bank debt, mezzanine bank debt and certain non-interest bearing shareholder notes, as well as $1.4 million of contractual payments under various rate swap agreements which were used to hedge the floating rate senior and mezzanine debt. We wrote off $4.9 million of deferred financing cost related to the repayment of this debt as of May 19, 2005, which is classified as loss on early extinguishment of debt in the accompanying statement of operations.

Costs related to our reorganization, debt recapitalization and the offering that occurred on May 19, 2005 include the following:

•	$41.2 million of fees and expenses including (i) $10.0 million to underwriters (charged against paid-in capital), (ii) $13.1 million to arrangers and lenders (capitalized as deferred financing costs) and (iii) $18.1 million of other fees and expenses (including $10.0 million related to the offering and charged against paid-in capital); $6.7 million related to the debt recapitalization and capitalized as deferred financing costs and $1.4 million charged to interest expense related to contractual payments under various rate swap agreements which were used to hedge the floating rate of previously existing senior and mezzanine debt;

•	$15.5 million of non-cash compensation expense related to the vesting of stock options and restricted stock in connection with the offering charged to general and administrative expense;

•	$2.7 million in compensation expense for the portion of cash transaction bonuses that were paid to members of our management team in connection with the offering charged to general and administrative expense.

In addition, Xerium Technologies, Inc. distributed $7.4 million to Xerium 3 S.A. to reimburse Xerium 3 S.A. for certain pre-closing liabilities and $1.2 million to Xerium 3 S.A. to fund certain expenses expected to be incurred by Xerium 3 S.A. following the offering.

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

Following the completion of our initial public offering, we expect to incur additional annual administrative costs of approximately $5.0 million associated with being a public company. Approximately $1.2 million and $4.2 million of these costs were incurred in the three months and nine months ended September 30, 2005.

CREDIT FACILITY

Upon completion of the initial public of offering of our common stock in May 2005 we and certain of our subsidiaries entered into a new $750 million senior secured credit facility. Our new credit facility provides for a $100 million senior secured revolving credit facility (to be reduced to $50 million upon the earlier of the completion of a legal reorganization of a portion of our international operations and the date that is 364 days from the closing date of the initial public offering) and a term loan in a total principal amount of $650 million. The new credit facility is secured by substantially all of our assets and the assets of most of our subsidiaries that were guarantors under the previously existing credit facility, in all cases subject to legal and tax considerations and requirements. Borrowings under the revolving credit facility and term loan facility bear interest, at our option, at either (a) LIBOR plus the applicable margin or (b) the Euribor rate plus the applicable margin, in each case in addition to certain other mandatory costs associated with syndication in the European markets. The applicable margin for US Dollar LIBOR term loans is 2.00% and the applicable margin for LIBOR revolving loans, Euribor loans and CDOR loans is 2.25%, provided that the applicable margin with respect to revolving loans may be reduced to 2.00% or 1.75% based on a leverage test set forth in the credit agreement. Following the initial public offering we entered into interest rate swap agreements that effectively fixed the interest rate on approximately 85% of the term loan credit facility for three years. As of September 30, 2005, the weighted average interest rate on the effectively fixed portion of the term loan facility was 5.53% based on the then current market rates. The revolving credit facility has a 6.5 year maturity and the term loan facility has a 7 year maturity from the date of the agreement.

The credit facility provides for scheduled principal payments on the term loan of $6.5 million each year, payable in quarterly installments beginning September 30, 2005, with the remaining $606.1 million due at maturity in May 2012. The credit facility will also require us to prepay outstanding loans under the term loan facility under the following circumstances:

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

Pre-dividend free cash flow (as defined in our credit facility) does not represent the amount we intend to distribute as dividends for any period but rather is a restriction on the maximum level of dividend payments, if any, that we will be permitted to declare and pay under the terms of our credit facility.

NON-GAAP LIQUIDITY MEASURES

We use EBITDA and Adjusted EBITDA as supplementary non-GAAP liquidity measures to assist us in evaluating our liquidity and financial performance, specifically our ability to service indebtedness and to fund ongoing capital expenditures and dividends. Our credit facility includes covenants based on Adjusted EBITDA. If our Adjusted EBITDA declines below certain levels, we will violate covenants resulting in a default condition under the credit facility or be required to prepay the credit facility or we will be prohibited from paying dividends. Neither EBITDA or Adjusted EBITDA should be considered in isolation or as a substitute for net cash provided by operating activities (as determined in accordance with GAAP) or income (loss) from operations (as determined in accordance with GAAP).

EBITDA is defined as net income (loss) before interest expense, income tax provision (benefit) and depreciation and amortization. Adjusted EBITDA is defined in our credit facility and is EBITDA plus (i) expenses or losses incurred on or prior to the completion of our initial public offering in connection with proposed or completed debt or equity financing transactions, including expenses or losses related to the early retirement or extinguishment of debt and any bonuses paid in connection with such financing transactions, (ii) unrealized foreign exchange (gain) loss on indebtedness, net, (iii) restructuring or related impairment expenses (not to exceed $11 million in 2005, $4 million in 2006, $3.5 million in 2007 and $1.5 million in each year thereafter), (iv) reserves for inventory in connection with plant closings, (v) stock-based and other non-cash compensation charges, charges from forgiveness of loans made to employees in connection with the purchase of equity and any tax gross-up payments made in respect of such loan forgiveness in connection with or prior to the completion of our initial public offering, (vi) certain transaction costs, including costs incurred in connection with our initial public offering and the related debt financing and the legal reorganization of Brazilian subsidiaries, (vii) costs associated with payments to management prior to the completion of our initial public offering in connection with the termination of incentive plans, (viii) non-cash charges resulting from the application of purchase accounting, (ix) any fees, expenses or charges deducted in computing net income (loss) which have been determined by management, which determination is reasonably acceptable to the administrative agent under our credit facility, to be non-recurring by virtue of changes in our method of operations pursuant to our cost reduction programs, (x) non-cash losses (net of non-cash gains) resulting from marking-to-market hedging obligations, (xi) non-cash expenses resulting from the granting of stock options, restricted stock or restricted stock unit awards under equity compensation programs solely with respect to our common stock and (xii) expenses not exceeding $5 million per year incurred as a result of the repurchase, redemption or retention of our own common stock earned under equity compensation programs solely in order to make withholding tax payments. Adjusted EBITDA, as defined in the credit facility and calculated below, may not be comparable to similarly titled measurements used by other companies. The following table provides a reconciliation from net cash provided by operating activities, which is the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,
(in thousands)	2005	2004
Net cash provided by operating activities	$19,852	$38,251
Interest expense, net	10,452	16,403
Net change in operating assets and liabilities	(15,959)	(29,004)
Income tax provision	17,206	8,202
Stock-based compensation	(689)	—
Deferred financing cost amortization	(1,095)	(244)
Deferred taxes	1,042	(516)
Deferred interest	—	(469)
Asset impairment	—	(6,500)
Gain on disposition of property and equipment	336	—
Unrealized foreign exchange loss on indebtedness, net	(253)	(1,477)

EBITDA	30,892	24,646
Unrealized foreign exchange loss on indebtedness, net	253	1,477
Restructuring expenses (A)	—	8,718
Non-cash compensation and related expenses	689	—
Expenses related to reorganization of Brazilian subsidiaries	1,371	741
Non-recurring expenses resulting from cost reduction programs (B)	2,514	—

Adjusted EBITDA	$35,719	$35,582

	Nine Months Ended September 30,
(in thousands)	2005	2004
Net cash provided by operating activities	$26,495	$67,561
Interest expense, net	39,249	49,257
Net change in operating assets and liabilities	7,525	(15,947)
Income tax provision	12,943	18,631
Stock-based compensation	(16,666)	—
Deferred financing cost amortization	(1,781)	(733)
Deferred taxes	5,915	(1,581)
Deferred interest	(813)	(6,367)
Asset impairment	(175)	(6,903)
Loss on early extinguishment of debt	(4,886)	—
Gain on disposition of property and equipment	502	—
Unrealized foreign exchange gain on indebtedness, net	5,772	1,106

EBITDA	74,080	105,024
Loss on early extinguishment of debt	4,886	—
Expenses related to debt or equity financing	7,820	—
Unrealized foreign exchange gain on indebtedness, net	(5,772)	(1,106)
Restructuring expenses (A)	11,000	12,919
Non-cash compensation and related expenses	16,666	4,095
Expenses related to reorganization of Brazilian subsidiaries	1,371	925
Non-recurring expenses resulting from cost reduction programs (B)	5,817	—

Adjusted EBITDA	$115,868	$121,857

(A)	Restructuring expenses that can be added back to determine Adjusted EBITDA are capped at $11,000 for 2005.
(B)	In accordance with the definition of Adjusted EBITDA in our credit facility, certain fees, expenses and charges deducted in computing net income determined by us to be non-recurring, which determination was accepted by the administrative agent under the facility, by virtue of changes in our method of operations pursuant to our cost reduction programs have been added back to Adjusted EBITDA for the three and nine month periods ending September 30, 2005. These fees, expenses and charges are described in the following table:

(in thousands)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Environmental charges in connection with facility closure pursuant to cost reduction programs	$850	$850
Certain operating costs incurred in connection with the transition of production operations from a closed facility to another facility	1,664	4,967

Total	$2,514	$5,817

Comparable fees, expenses and charges to those in the table above were not added back to Adjusted EBITDA for the three and nine month periods ending September 30, 2004. Adjusted EBITDA for the three months ended September 30, 2004 would have been $38,682 after adding back $3,100 of such fees, expenses and charges (consisting of $2,500 of environmental charges in connection with facility closure pursuant to cost reduction programs and $600 of operating costs incurred in connection with the transition of production operations from a closed facility to another facility). Adjusted EBITDA for the nine months ended September 30, 2004 would have been $125,207 after adding back $3,350 of such fees, expenses and charges (consisting of $2,750 of environmental charges in connection with facility closure pursuant to cost reduction programs and $600 of operating costs incurred in connection with the transition of production operations from a closed facility to another facility).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has foreign currency cash flow and earnings exposure with respect to specific sale transactions denominated in currencies other than the functional currency of the unit incurring the costs associated with such transactions. To mitigate the risks related to this exposure, we utilize forward currency contracts in certain circumstances to lock in exchange rates with the objective that the gain or loss on the forward contracts will approximate the loss or gain on the transaction or transactions being hedged. In South America, substantially all of our sales are denominated in US Dollars, but the associated costs are recorded in the local currencies of the operating units. Generally, we do not hedge this US Dollar exposure as it would generally not be cost effective due to the relatively inefficient foreign exchange markets for local currencies in that region. We determine whether to enter into hedging arrangements based upon the size of the underlying transaction or transactions, an assessment of the risk of adverse movements in the applicable currencies and the availability of a cost-effective hedging strategy. To the extent we do not engage in hedging or such hedging is not effective, changes in the relative value of currencies can affect our profitability.

As of September 30, 2005, we had open foreign currency exchange contracts maturing through September 2006 with net notional amounts of approximately $21 million. At September 30, 2005, we prepared an analysis to determine the sensitivity of our forward exchange contracts to changes in exchange rates. A hypothetical adverse exchange rate movement of 10% against our forward exchange contracts would have resulted in a potential net loss in fair value of these contracts of approximately $2.1 million. All such losses on these forward foreign exchange contracts would be substantially offset by gains on the underlying transactions that we had hedged.

In connection with our previous senior and mezzanine debt, we had non-hedged currency exposure during the nine months ended September 30, 2005 on certain indebtedness related to (i) indebtedness denominated in Euros at our U.S. subsidiaries, whose functional currency is the US dollar, and (ii) indebtedness denominated in U.S. dollars at our foreign subsidiaries, whose functional currency is the Euro. The company no longer has this exposure as this debt was paid off at the time of our initial public offering. We also had interest rate swaps during the nine months ended September 30, 2005 pursuant to which we paid fixed rates on Eurodollar, US Dollar and Canadian Dollar notional amounts while receiving the applicable floating LIBOR rates from the counter-parties on our previously existing debt. In addition to these interest rate swaps, interest on the US Dollar-denominated portion of the mezzanine debt had a fixed rate. With respect to our floating rate debt, interest rate changes generally do not affect the market value, but, if the floating rates have not been effectively converted to fixed rates through interest rate swaps, they do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.

We used the proceeds from our initial public offering, together with borrowings under the new credit facility, to repay all outstanding borrowings under our previously existing senior and mezzanine credit facilities and our interest rate swap contracts. We entered into new interest rate swap contracts effective June 30, 2005 that effectively fixed the interest rate on 85% of the term loan credit facility for three years. As of September 30, 2005, the weighted average interest rate on the effectively fixed portion of the term loan facility was 5.53%; the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 5.37%.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were not effective. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Restrictions on Payment of Dividends

For a description on restrictions imposed by Delaware law and our credit agreement on our payment of dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Dividend Policy” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Credit Agreement.”

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

XERIUM TECHNOLOGIES, INC.
(Registrant)

Date: November 14, 2005	By:	/s/ Michael P. O’Donnell
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