Form 10-K
period 2005-12-31
XERIUM TECHNOLOGIES INC
filed 2006-03-02
CIK 1287151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-32498

Xerium Technologies, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	42-1558674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

51 Flex Way

Youngsville, North Carolina 27596

(Address of principal executive offices)

(919) 556-7235

Registrant’s telephone number (including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant on June 30, 2005 was approximately $161,696,758. There were 43,725,093 shares of the registrant’s common stock, $0.01 par value, outstanding as of February 27, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A, is incorporated by reference in Part III to the extent described therein.

This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance, or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include the following items:

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

Other factors that could materially affect actual results, levels of activity, performance, or achievements can be found in our “Risk Factors” section in this Annual Report on Form 10-K. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. Any forward-looking statement you read in this Annual Report on Form 10-K reflects our current views with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise.

All references in this Annual Report to “Xerium”, “we”, “our” and “us” means Xerium Technologies, Inc.

PART I

ITEM 1. BUSINESS

Overview

We are a leading global manufacturer and supplier of two categories of consumable products used primarily in the production of paper—clothing and roll covers. We market our products through the following industry-recognized brands:

Brand	Product Category	Geographic Region
Huyck	Clothing	Worldwide other than North America
Wangner	Clothing	Worldwide other than North America
Weavexx	Clothing	North America
Stowe Woodward	Roll Covers	Worldwide
Mount Hope	Spreader Rolls	Worldwide
Robec	Spreader Rolls	Europe

Our products are installed on paper-making machines and play key roles in the process by which raw materials are converted into finished paper. A fundamental characteristic of our products is that they wear down over time in the paper production process and must be regularly replaced. As of December 31, 2005, we have an extensive global footprint of 35 manufacturing facilities in 15 countries, strategically located in the major paper-producing regions of North America, Europe, South America and Asia-Pacific, and have approximately 3,800 employees worldwide. We acquired an additional manufacturing facility on February 2, 2006 as a result of our acquisition of Coldwater Covers, Inc., for a total purchase price of approximately $6.8 million, subject to certain adjustments. We market our products, primarily using our direct sales force, to the paper industry’s leading producers. In 2005 we generated net sales of $582.4 million. The consumable nature of our products positions us to make recurring sales to our customers, and accordingly a primary driver of demand for our products is the volume of global paper production.

Paper-making machines utilize different processes and have different requirements depending on the design of the machine, the raw materials used, the type of paper being made and the preferences of individual production managers. We employ our broad portfolio of patented and proprietary product and manufacturing technologies, as well as our extensive industry experience, to provide our customers with tailored solutions designed to optimize the performance of their equipment and reduce the costs of their operations.

Our clothing products are highly engineered synthetic textile belts that transport paper as it is processed on a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Our clothing segment represented 66% of our 2005 net sales.

Roll cover products cover the rolls on a paper-making machine, which are the large steel cylinders over which clothing is mounted and between which the paper travels as it is processed. Our roll covers provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by the paper producer. We currently use over 500 compounds in our roll cover manufacturing process. Our roll cover segment represented 34% of our 2005 net sales.

Our products are in constant contact with the paper stock during the manufacturing process through which the stock is processed into finished paper. As a result, our products have a significant effect on paper quality and the ability of a paper producer to differentiate its products, two factors which are increasingly important to paper producers. In addition, while clothing and roll covers represent only approximately 2%, on average, of a paper producer’s production costs, they can help a paper producer improve productivity and reduce overall costs. Our clothing and roll covers facilitate the paper producer’s use of less expensive raw materials (including recycled fiber), ability to run paper-making machines faster and with fewer interruptions, and ability to decrease the amount of energy required in the expensive drying portion of the paper-making process. We have found that, in certain cases, our products and services provide paper producers with cost savings that substantially offset the costs of such products and services.

We estimate that there are approximately 7,700 paper-making machines worldwide, all of which require a regular supply of clothing and roll covers. Clothing and roll covers must be replaced regularly to sustain high quality paper output and operate efficiently. Roll covers also require regular refurbishment, a service that we provide to our customers. Paper producers must typically replace clothing multiple times per year, replace roll covers every two to five years and refurbish roll covers several times between each replacement.

We have a reputation for technological innovation in the paper-making industry. We pioneered a number of technologies that have become industry standards. These include, in our clothing business, synthetic forming fabrics (which replaced bronze wire technology), double-layer forming fabrics, laminated press felts and, most recently, triple-layer forming fabrics. In our roll covers business, these include press release roll covers (which replaced the granite products used previously), tissue machine press rolls, coater roll covers and the use of nanotechnology and real time nip impression and nip sensing in our roll covers business. Our portfolio of patented and proprietary product and manufacturing technologies differentiates our product offerings from others in the market and allows us to deliver high value products and services to our customers. We currently have approximately 220 domestic and foreign patents and approximately 180 pending patent applications. Our patents and patent applications cover approximately 85 different inventions. We currently license certain of our patents or technologies to some of our competitors, which we believe helps further demonstrate our technological leadership in the industry. We believe that the technological sophistication of our products and the capital-intensive nature of our business present significant challenges to any potential new competitors in our field.

Our business was organized in 1999 in connection with the acquisition of the paper technology group of Invensys plc. We completed our initial public offering and a reorganization on May 19, 2005. In connection with the offering, we entered into a $750 million credit facility agreement and repaid $752.5 million of principal and interest on the previously existing senior bank debt, mezzanine bank debt and certain non-interest bearing shareholder notes.

Business Strategy

The primary components of our business strategy are:

Focus on Delivering Value to Our Customers. We continually seek to improve our existing products and introduce innovative new products and services in order to help our customers increase their productivity and reduce their overall costs. Our objective is to deliver value to our customers that substantially offsets the cost of our products and we rely on our strengths in technological innovation and our close working relationships with our customers.

Enhance Profitability by Increasing Sales of More Technologically Advanced Products. We have sought to maximize our margins and profitability by focusing our production and marketing efforts on higher value-added, technologically advanced products such as press felts and forming fabrics. Although we intend to continue to offer the full range of product offerings in order to meet our customers’ needs, we will continue to focus our efforts on products and areas that we believe have the potential to yield the highest growth and profitability.

Expand Sales and Profitability by Expanding Our Multi-Product Marketing Strategy. We believe that paper producers are currently seeking to work with a smaller number of capable suppliers. We utilize a multi-product sales and marketing effort that leverages our technological expertise, global footprint and strong presence in both the roll cover and clothing product areas to present an integrated package of products and services to our customers.

Pursue Disciplined Expansion in High Growth Regions. In addition to maintaining our leadership position in the more mature paper markets of North America and Western Europe, we expect to continue to expand our market presence in the less mature, higher growth regions of South America, Asia and Eastern Europe. While we expect that overall paper industry growth will help support our business objectives, and that the North American and Western European markets will continue to represent a substantial majority of our business, the less mature paper markets represent a significant growth opportunity. We believe that we are well-positioned to capitalize on the expected growth in these markets due to our global market position, technological innovation and key relationships with leading paper producers in such markets.

Continue to Reduce Costs through Productivity Improvements. We have a successful record of improving our productivity through cost reduction programs and other productivity initiatives. Our management team has successfully identified and pursued a number of cost-savings opportunities throughout our global manufacturing and operational base, and we believe that we have the potential to further improve productivity and reduce costs.

Selectively Pursue Strategic Acquisitions and Other Growth Opportunities. We expect to selectively pursue strategic acquisitions, partnerships or alliances that we believe have the potential to expand our product offerings and improve our competitiveness. We believe that our global footprint and strong customer relationships position us well to identify, evaluate and selectively pursue growth-enhancing acquisitions in related product areas and markets on a global basis. There are a number of other consumable products used in the paper manufacturing process which we believe could enhance our current product portfolio and allow us to provide a greater number of our customers’ product and service requirements. In addition, we believe that we have opportunities to grow our existing businesses through new product innovations, selective investments in new production equipment or facilities and other initiatives. On February 2, 2006 we acquired privately-held Coldwater Covers, Inc. and a related manufacturing facility for a total purchase price of approximately $6.8 million, subject to certain adjustments. Coldwater Covers manufactures polyurethane and composite roll covers and bowed rolls, primarily for the paper industry and provides mechanical services for rolls used in paper making and in a variety of other industrial applications.

Products

We operate through two principal business segments, clothing and roll covers. Our clothing segment products include various types of clothing used on paper-making machines and, to a limited extent, used in other industrial applications. Through our roll covers segment, we manufacture various types of roll covers, refurbish previously installed roll covers, provide mechanical services for the internal mechanisms of rolls used on paper-making machines and manufacture spreader rolls. For a presentation of financial information about our clothing and roll covers segments, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 to the accompanying audited consolidated financial statements.

Clothing Products

Our clothing segment products are large, highly engineered synthetic textile belts that transport paper as it is processed on a paper-making machine from paper stock into finished paper. Because all paper-making machines have different physical configurations and operating parameters, clothing products must be tailored to each machine. Clothing generally ranges in size from approximately 3 feet to over 30 feet wide and 24 feet to more than 460 feet long and operates on paper-making machines that run at speeds up to 7,500 feet per minute. We typically sell clothing products for between $13,000 and $45,000 per unit, although we sell some of our most sophisticated forming fabrics for up to $200,000 per unit.

We manufacture the three general types of clothing products used on paper-making machines—forming fabrics, press felts and dryer fabrics—each of which is located in a different section of a machine. Forming fabrics and press felts are typically replaced multiple times a year, but replacement frequency varies significantly by the grade of paper being produced, the manner in which the paper-making machine is operated and the quality of raw materials used in the paper stock. Dryer fabrics are replaced less frequently, with replacement typically taking place no more than once per year.

Forming fabrics. Forming fabrics are used at the head of paper-making machines, where highly diluted paper stock is deposited on the forming fabric while the fabric is traveling at a very high speed. Forming fabrics allow water to drain from the paper stock, which creates an initial wet sheet. Forming fabrics must be porous enough to allow water to drain evenly but tight enough to retain and align the fiber and other materials that form the sheet of paper. They must also be strong enough to withstand high mechanical stresses. Forming fabrics are custom-manufactured in single, double, and triple layer designs in a variety of meshes to suit particular machines and paper grades. Customers are increasingly demanding the higher-priced triple layer designs that remove more moisture and produce higher quality paper. In 2005, forming fabrics accounted for approximately 46% of net sales in our clothing segment.

Press felts. Press felts are used to carry the paper sheet through a series of press rolls that mechanically press water from the sheet under high pressure. Press felts are designed to maximize water removal, which reduces the amount of water that must be removed during the expensive energy-intensive drying section of the production process. Press felts must maximize water removal while maintaining the orientation of the fibers and the consistency of the thickness of the paper, without removing chemicals or fillers from the paper.

Press felts differ from forming fabrics and dryer fabrics due to the addition of several layers of staple fiber that are needled into the fabric base. The staple fiber provides a smooth surface to meet the wet sheet of paper and creates a wicking effect to remove water from the paper sheet as it is pressed under high pressure between press rolls. Press felts are manufactured in a variety of designs, including lightweight single layer felts, multi- layer laminated endless felts and seamed felts that allow for reduced installation times. In 2005, press felts accounted for approximately 36% of net sales in our clothing segment.

Dryer fabrics. Dryer fabrics are used to transport the paper sheet through the drying section of paper-making machines, where high temperatures from large, steam-heated dryer cylinders evaporate the remaining moisture from the paper sheet. Dryer fabrics, which are less technically advanced than forming fabrics or press felts, are woven from heat-resistant yarns with a coarser mesh than forming fabrics. In 2005, dryer fabrics accounted for approximately 7% of net sales in our clothing segment.

Industrials and Other. We also manufacture other types of clothing used in other industrial applications, such as steel, plastics, leather and textiles manufacturing. In 2005, sales for such industrial applications accounted for 9% of net sales in our clothing segment. We also manufacture dewatering devices and auto-joining equipment used on paper-making machines, which accounted for approximately 2% of our net sales in 2005.

New Clothing Products. In recent years, we have focused our research and development efforts on higher-value-added, technologically advanced products, such as forming fabrics and press felts, which offer paper producers the greatest potential for differentiating their products through quality improvements and for increasing their operating efficiency. Our research and development efforts have resulted in several innovative new forming fabric and press felt products, including a number of high performance products, such as triple layer forming fabrics, that we expect paper producers to purchase and use on high performance paper-making machines. In addition, we have developed new clothing products aimed at segments of the paper-making process that we have not historically served, such as the growing market for shoe press belts and other clothing products designed for use in the technologically-advanced press section of a paper-making machine.

Roll Covers Products and Services

In our roll covers segment, the majority of our sales are generated through the manufacture of roll covers. We also refurbish previously installed roll covers, provide general mechanical maintenance and repair services for the internal mechanisms of rolls and manufacture spreader rolls.

Roll covers. We manufacture, refurbish and replace covers for three kinds of rolls on paper-making machines: working rolls (including vacuum rolls and press rolls), calendar rolls and coater rolls. There are approximately 200 such rolls in a typical paper-making machine. These metal rolls, which can be up to 39 feet long, 5 feet in diameter and weigh 500 to 140,000 pounds, are covered with an exterior layer of rubber, polyurethane, composite or ceramic, each of which is designed for use in a particular phase of the paper-making process. Roll covers operate in temperatures up to 500 degrees Fahrenheit, under pressures up to 1,400 pounds per square inch and at speeds up to 7,500 feet per minute. Roll covers are typically replaced every two to five years.

Roll cover replacement is performed at the supplier’s manufacturing facility, which necessitates removing the roll from the paper-making machine, transporting it to the supplier’s site and using a spare in the interim. In general, each roll on a paper-making machine is unique due to its dimensions, specific design and cover material, and therefore not interchangeable with other rolls. Because of their large size, paper producers generally maintain only one spare roll for each position on a paper-making machine. It is important that the roll cover replacement be completed quickly, because a malfunction of the spare roll could render the paper-making machine inoperable.

Due to the large size and weight of a roll, the transportation to and from a supplier’s site can be costly and is often subject to regulations on road use that restrict available routes and times of travel, and that may require safety escorts. Round-trip transcontinental travel can take several weeks and intercontinental travel is rare. We offer an extensive network of manufacturing facilities worldwide, often in close proximity to our customers, which we believe is a significant competitive advantage.

We typically sell roll covers for between $5,000 per roll (e.g., for a small installed rubber roll cover) and $300,000 per roll (e.g., for a large installed polyurethane cover). Sales of roll covers accounted for approximately 65% of our total sales in our roll covers segment in 2005.

Roll Cover Refurbishment Services and Mechanical Services. Roll covers are typically refurbished several times over the two to five years they are in service before needing to be replaced. Refurbishment typically includes the regrinding of the roll cover to standard specifications and inspecting the bearings and other mechanical components of the roll. As with roll cover replacement, refurbishment is performed at the supplier’s manufacturing facility. Similar to the paper producer’s selection of a roll cover supplier, the selection of a refurbishment provider is influenced by the time and expense of transporting a roll cover. We believe our extensive network of manufacturing facilities worldwide is a significant competitive advantage. Refurbishment services typically cost between $1,000 for minor roll repairs and $50,000 for a complete overhaul on certain press rolls.

We offer a wide range of mechanical maintenance and repair services for the internal mechanisms of rolls. Paper producers are increasingly finding it economical to have the company that refurbishes or replaces a roll cover also perform work on the internal roll mechanisms at the same time, which avoids having multiple suppliers and incurring additional time and transportation charges. We began performing such services to meet the demands of our customers and attempt to gain a competitive advantage. We provide major mechanical services at ten locations around the world and we are expanding to additional locations. Roll cover refurbishment services and mechanical services accounted for approximately 13% of our total sales in our roll covers segment in 2005.

Spreader rolls. We manufacture and repair spreader rolls, which are small-diameter curved rolls used throughout a paper-making machine to stretch, smooth and remove wrinkles from the paper and clothing. There are approximately five to seven spreader rolls in a typical paper-making machine. We typically sell spreader rolls for between $50,000 and $100,000 per roll. We also rebuild and overhaul existing spreader rolls, typically for between $5,000 and $50,000 per roll. Sales of spreader rolls and related services accounted for approximately 22% of our total sales in our roll covers segment in 2005.

In 2005, net sales to the paper-making industry accounted for approximately 90% of our total sales in our roll covers segment. Paper producers accounted for approximately 80% of net sales, and paper-making machine manufacturers accounted for approximately 10% of net sales. Sales for use in other industrial applications, including steel, plastics, leather and textiles manufacturing, accounted for the remaining 10% of our net sales in our roll covers segment.

New Roll Products. We have introduced a number of innovations to our roll cover and spreader roll products in recent years, including composite calendar roll covers that use nanoparticle technology to improve roll cover durability and paper gloss, as well as covers that use an improved polyurethane to increase abrasion and moisture resistance as well as responsiveness and stability.

Customers

We supply leading paper producers worldwide. We also supply clothing products to the two major paper-making machine manufacturers, Voith AG and Metso Corporation. Our top ten customers accounted for 27% of net sales in 2005 and individually, no customer accounted for more than 5% of 2005 net sales. In 2005, 40% of our net sales was in North America, 36% was in Europe, 9% was in South America, 13% was in Asia-Pacific and 2% was in the rest of the world.

Competition

Our largest competitors are Albany International Corporation (a publicly-owned U.S. company), which supplies clothing products, Voith AG (a privately-owned German company), which supplies both clothing and roll products, Metso Corporation (a publicly-owned Finnish company), which supplies roll products, and AstenJohnson, Inc. (a privately-owned U.S. company), which supplies clothing products. We also face competition from smaller regional suppliers. Voith and Metso are the leading manufacturers of paper-making machines and entered the roll covers market in the last five years through acquisitions.

We compete primarily based on the value and price of our products. Competition with respect to both clothing and roll covers, particularly as it relates to our technologically advanced forming fabrics, press felts and roll covers, is based primarily on the value that the products deliver to the paper producer through the ability of such products to reduce production costs and improve paper quality.

Competition in the clothing and roll covers market is also based on a supplier’s ability to deliver engineering and technical services. Many paper producers have been reducing their in-house engineering and technical staff and increasingly expect their suppliers to provide such services. While smaller suppliers often lack the resources necessary to invest in and provide this level of engineering and technical service, we have made investments in order to provide the following services to the paper producers: specialist advice and resident engineers, installation support, on-call “trouble-shooting” and performance monitoring and analysis of paper-making machines.

In the roll covers market, competition is also based on a supplier’s proximity to the paper producer’s facilities, which affects the transportation time and expense associated with refurbishing or replacing a roll cover, and on the supplier’s ability to provide mechanical services to a roll’s internal mechanisms while the roll cover is being refurbished or replaced. We offer an extensive network of facilities throughout the world and provide mechanical services at ten locations.

Research and Development

Our continuing ability to deliver value depends on developing product innovations. As we create new and improved products we often obtain patent protection for our innovations, which is indicative of our technical capabilities and creativity. Although we do not consider any single patent to be material to our business, we believe that, in the aggregate, our patents and other intellectual property provide us with a competitive advantage. We currently have approximately 220 domestic and foreign patents outstanding and approximately 180 pending patent applications. Our patents and patent applications cover approximately 85 different inventions. Some of our competitors license our technology from us in exchange for royalty payments, although such licensing does not represent a material amount of our business.

Production

Clothing Production Process

The following diagram represents the clothing production process.

The clothing production process begins with the spinning of synthetic fiber threads to produce yarn, which is then twisted in preparation for the manufacturing of clothing. Yarn, which is sometimes purchased as a raw material, is then wound on large spools prior to installation on the loom. The yarn is drawn through needles in preparation for weaving.

With the yarn prepared for weaving, a weave pattern can be installed in the loom controller. The nature of the weave pattern is critical to how the clothing performs in the paper-making process. The yarn is then woven to the desired length. Technological advancements have resulted in weaving becoming an almost entirely automated process. Following weaving, the two ends are permanently joined to form a continuous loop of clothing. Although significant automation has occurred in the joining process, it remains the most labor intensive of the clothing production process.

Press felts then undergo a process that is not necessary for forming and dryer fabrics. An additional layer of fibers is added to the outside surface with the use of an advanced needling machine, such that a very smooth felt surface is created.

All clothing then undergoes heat setting and chemical treating. Heat setting tightens the clothing giving it the necessary mechanical properties for the paper-making process. Finally, the clothing is meticulously inspected prior to being shipped to the customer.

Roll Cover Production Process

The following diagram represents the roll covering production process.

The covering on the rolls used in the paper-making process wear over time and must be periodically replaced for the roll to function properly. Rolls are removed from the paper-making machine and taken to an offsite facility for re-covering. During this time, a spare roll is placed in the machine to enable continuous operations.

The first step of the roll covering process is the removal of the old cover. A lathe and belt grinder are used to remove the old cover, exposing the roll shell. The shell is cleaned with a pressure washer and blasted with solid particles to increase the shell’s surface area for bonding of the new cover. Following the blasting process, the shell is ready to be re-covered.

The shell is then coated with proprietary bonding agents that affix the new roll cover to the shell. Each type of cover material is applied with a different process. Rubber and composite covers are extruded in a slow spinning lathe. Polyurethane covers are typically cast on the core using a mold, and ceramic covering is expelled onto the shell at high pressure.

Following application of the core material, the cover undergoes a curing process. Rubber covers are cured for 12 to 28 hours in vulcanizers under high temperature and pressure, whereas polyurethane and composite materials are cured in a hot air oven. After curing, the roll cover is ground with belts and grinding stones. A proprietary pattern of holes and grooves is then drilled into the cover to aid in water removal. Finally, the roll is balanced for proper spinning motion and meticulously checked for quality before being returned to the customer.

The roll cover production process is capital intensive and requires a variety of equipment, including lathes, belt grinders, polyurethane casting molds (for polyurethane roll covers), extruders, mix stations, vulcanizers, ovens and balancing equipment.

Employees

As of December 31, 2005 we had 3,846 employees worldwide, of which 2,955 were manufacturing employees, 459 were sales and marketing employees, 81 were in research and development and 351 were administrative and other employees. As of December 31, 2005, 2,954 of our employees are subject to protection as members of trade unions or various collective bargaining agreements, primarily outside of the United States. We believe that we have good relations with our employees’ trade unions and labor unions and we have not experienced any material labor disputes.

Our Corporate Information

We are subject to the information requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). Therefore, we file periodic reports, proxy statements, and other information with the Securities and Exchange Commission (the “SEC”). Such reports, proxy statements, and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

We maintain a website at www.xerium.com to provide information to the general public and our shareholders on our products and services, along with general information on Xerium We make our periodic and current reports available, free of charge, on our web site as soon as reasonably practicable after these reports are filed with, or furnished to, the Securities and Exchange Commission. Our corporate code of business conduct and ethics, our corporate governance guidelines, and the charters of each of the committees of our board of directors are also made available, free of charge, on our website. Our corporate code of business conduct and ethics, which includes our code of ethics, and related waivers (if any) are posted on our website. Copies of these documents may be obtained, free of charge, by writing Investor Relations, Xerium Technologies, Inc., One Technology Drive, Westborough, Massachusetts 01581, or telephoning us at 508-532-1790.

ITEM 1A. RISK FACTORS

We may occasionally make forward-looking statements and estimates such as forecasts and projections of our future performance or statements of our plans and objectives. These forward-looking statements may be contained in, among other things, filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K, press releases made by us and in oral statements made by our officers. Actual results could differ materially from those contained in such forward-looking statements. Important factors that could cause our actual results to differ from those contained in such forward-looking statements include, among other things, the risks described below.

Risks Relating to our Business and the Industry

A sustained downturn in the paper industry could adversely affect our revenues and profitability.

Our ability to sell our products depends primarily on the volume of paper produced on a worldwide basis. The profitability of paper producers has historically been highly cyclical due to wide swings in the price of paper, and the paper industry is currently experiencing a period of lower prices that began in 2001. A sustained downturn in the paper industry, either globally or in a particular region, can cause paper manufacturers to reduce production or cease operations, which could adversely affect our revenues and profitability. In anticipation of the downturn that began in 2001, paper producers began in 2000 to take actions that seek to structurally improve the balance between the supply of and demand for paper. As part of these efforts, they have shut down many paper-making machines. This has been particularly true in North America and announcements by paper producers for shutdowns of paper-making machines has continued, although at a reduced level compared to 2001 through 2004. In 2005, there has been an increase in the number of announced planned shutdowns of paper-making machines in Europe, although not at the level experienced in recent years in North America. During this period, the sales and profitability of our North American operations were adversely affected by these shutdowns.

We may be required to reorganize our operations in response to changing conditions in the paper industry, and such actions may require significant expenditures and the results on operations may not ultimately be successful.

In the past few years, we have undertaken various restructuring measures in response to changing market conditions in the paper industry triggered by the decline in paper prices that began in 2001. For example, between January 1, 2003 and December 31, 2005, we incurred costs of approximately $42.3 million, including $16.6 million for capital expenditures, in connection with our cost reduction programs, including the closure of eight manufacturing facilities worldwide. We may engage in additional cost reduction programs in the future. We may not recoup the costs of programs we have already initiated, or other programs we may decide to engage in the future, the costs of which may be significant. In 2005, we experienced delays in shifting production from closed facilities to other facilities which adversely impacted our revenues and profitability. In connection with any future plant closures, delays or failures in the transition of production from a closed facility to our other facilities could also adversely affect our revenues and profitability. In addition, our profitability may decline if our restructuring efforts do not sufficiently reduce our future costs while at the same time positioning us to maintain or increase our sales.

Fluctuations in currency exchange rates could adversely affect our revenues and profitability.

Our foreign operations expose us to fluctuations in currency exchange rates and currency devaluations. We report our financial results in US Dollars, but a substantial portion of our sales and expenses are denominated in Euros and other currencies. As a result, changes in the relative values of US Dollars, Euros and these other currencies will affect our levels of revenues and profitability. If the value of the US Dollar increases relative to the value of the Euro and these other currencies, our levels of revenue and profitability will decline since the translation of a certain number of Euros or units of such other currencies into US Dollars for financial reporting purposes will represent fewer US Dollars. In addition, in the case of sales to customers in certain locations, our sales are denominated in US Dollars or Euros but all or a substantial portion of our associated costs are denominated in a different currency. As a result, changes in the relative values of US Dollars, Euros and any such different currency will affect our profitability. Although in certain circumstances we attempt to hedge our exposure to fluctuations in currency exchange rates, our hedging strategies may not be effective.

In addition, our credit facility contains financial covenants that require us to maintain a minimum interest coverage ratio, a maximum leverage ratio and a minimum fixed charge coverage ratio. Our ability to comply with these covenants will depend in part upon our reported financial results, which as indicated above are directly affected by currency fluctuations. For example, in the event the value of the US Dollar increases relative to the Euro and other currencies in which we conduct business (and ignoring any other changes affecting our financial performance), the amount of our Adjusted EBITDA will decline. Since each of the financial ratio covenants in our credit facility is calculated by reference to the amount of our Adjusted EBITDA, currency fluctuations alone could lower the amount of our Adjusted EBITDA and therefore affect our ability to remain in compliance with our financial ratio covenants. In addition, we have certain indebtedness denominated in foreign currencies. A decline in the value of the US Dollar relative to these other currencies will result in an increase in the reported amount of our indebtedness when the amount of such indebtedness is translated into US Dollars for financial reporting purposes. Since the leverage ratio calculated under our credit facility increases based upon the amount of our reported indebtedness, a decline in the value of the US Dollar may result in our failure to maintain a leverage ratio below the maximum levels provided for in our credit facility. In summary, even if our results of operations meet our expectations when viewed in local currencies, we may not be able to satisfy the financial covenants in our credit facility as a result of currency fluctuations alone. If we are not in compliance with such covenants, we will be in default under or credit facility and will be prohibited by the terms of the credit facility from paying dividends and the lender may call the debt.

Following December 31, 2006, our credit facility limits the payment of dividends in any fiscal quarter to an amount that, when added to the amount of dividends paid in the three fiscal quarters ended immediately prior to such fiscal quarter, does not exceed 75% of our pre-dividend free cash flow (as defined in our credit facility) for the four fiscal quarters ended immediately prior to such fiscal quarter. The amount of our pre-dividend free cash flow depends on the reported amounts of our Adjusted EBITDA and other financial items which may be affected by currency fluctuations. Accordingly, even if currency fluctuations do not result in our failure to satisfy the financial covenants contained in our credit facility, such fluctuations may limit the amount of dividends we are permitted to pay.

Dividend payments on our common stock are to be paid in US Dollars. We do not expect to generate sufficient cash flows denominated in US Dollars to make such payments and will therefore rely, in part, on the conversion to US Dollars of cash flows generated in other currencies. The amount of US Dollars received from the conversion of cash flows generated in other currencies will depend on the then-current exchange rates. If the value of the US Dollar increases relative to the value of these other currencies, the cash flows will represent fewer US Dollars. As a result, even if our results of operations meet our expectations in local currencies and we are permitted to pay dividends under our credit facility, we may not have sufficient cash to pay such dividends.

For additional information about the risks associated with fluctuations in currency exchange rates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign Exchange.”

Increased price competition in our industry could adversely affect our gross margins and net sales.

We and our competitors have been able to sell clothing and roll covers products and services at favorable prices that reflect the value they deliver to customers. This favorable pricing has been particularly available for our more technologically advanced products, such as forming fabrics, press felts and roll covers. If our competitors reduce the prices of such products, we may be required to decrease our prices to compete successfully, which could adversely affect our gross margins, net sales and profitability. In 2005, pricing pressure from our competitors required us to reduce the size of or eliminate proposed increases in the prices of our products. Our inability to increase our prices in the future could adversely affect our profitability.

Our industry is competitive and our future success will depend on our ability to effectively develop and market competitive products.

The paper-making consumables industry is highly competitive. Some of our competitors are larger than us, have greater financial and other resources and are well-established as suppliers to the markets we serve. In addition, some of our competitors also manufacture paper-making machines and have the ability to initially package sales of their clothing and roll cover products with the sale of their machines and/or to tie the warranties on their machines to the use of their clothing and roll cover products. Our products may not be able to compete successfully with the products of our competitors, which could result in a loss of customers and, as a result, decreased sales and profitability. We compete primarily based on the value our products deliver to our customers. Our value proposition is based on a combination of price and the technology and performance of our products, including the ability of our products to help reduce our customers’ production costs and increase the quality of the paper they produce. Our competitors could develop new technology or products that lead to a reduced demand for our products. In addition, our business depends on our customers regularly needing to replace the clothing and roll covers used on their paper-making machines. Either we or our competitors could develop new technologies that increase the useful life of clothing or roll covers, which could reduce the frequency with which our customers would need to replace their clothing and refurbish or replace their roll covers, and consequently lead to fewer sales.

Because we have substantial operations outside the United States, we are subject to the economic and political conditions of foreign nations.

We have manufacturing facilities in 14 foreign countries. In 2005, we sold products in approximately 62 countries other than the United States, which represented approximately 70% of our net sales. Our foreign operations are subject to a number of risks and uncertainties, including risks that:

•	foreign governments may impose limitations on our ability to repatriate funds;

•	foreign governments may impose withholding or other taxes on remittances and other payments to us, or the amount of any such taxes may increase;

•	an outbreak or escalation of any insurrection or armed conflict may occur; or

•	foreign governments may impose or increase investment barriers or other restrictions affecting our business.

The occurrence of any of these conditions could disrupt our business in particular countries or regions of the world, or prevent us from conducting business in particular countries or regions, which could adversely affect our revenues and profitability. In addition, as a holding company we will rely on dividends and other payments or distributions from our subsidiaries to meet our debt obligations and enable us to pay dividends. If foreign governments impose limitations on our ability to repatriate funds or impose or increase taxes on remittances or other payments to us, the amount of dividends and other distributions we receive from our subsidiaries could be reduced, which could reduce the amount of cash available to us to meet our debt obligations and pay dividends.

We must continue to innovate and improve our products to maintain our competitive advantage.

Our ability to retain our customers and increase our business depends on our ability to continually develop new, technologically superior products. We cannot assure that our investments in technological development will be sufficient, that we will be able to create and market new products or that we will be successful in competing against new technologies developed by competitors.

The loss of our major customers could have a material adverse effect on our sales and profitability.

Our top ten customers generated 27% of our net sales during 2005. The loss of one or more of our major customers, or a substantial decrease in such customers’ purchases from us, could have a material adverse effect on our sales and profitability. Because we do not generally have binding long-term purchasing agreements with our customers, there can be no assurance that our existing customers will continue to purchase products from us.

We may fail to adequately protect our proprietary technology, which would allow competitors or others to take advantage of our research and development efforts.

We rely upon trade secrets, proprietary know-how, and continuing technological innovation to develop new products and remain competitive. If our competitors learn of our proprietary technology, they may use this information to produce products that are equivalent or superior to our products, which could reduce the sales of our products. Our employees, consultants, and corporate collaborators may breach their obligations not to reveal our confidential information, and any remedies available to us may be insufficient to compensate our damages. Even in the absence of such breaches, our trade secrets and proprietary know-how may otherwise become known to our competitors, or be independently discovered by our competitors, which could adversely affect our competitive position.

We may be liable for product defects or other claims relating to our products.

Our products could be defective, fail to perform as designed or otherwise cause harm to our customers, their equipment or their products. If any of our products are defective, we may be required to recall the products and/or repair or replace them, which could result in substantial expenses and affect our profitability. Any problems with the performance of our products could harm our reputation, which could result in a loss of sales to customers and/or potential customers. In addition, if our customers believe that they have suffered harm caused by our products, they could bring claims against us that could result in significant liability. A failure of our products could cause substantial damage to a paper-making machine. Any claims brought against us by customers may result in:

•	diversion of management’s time and attention;

•	expenditure of large amounts of cash on legal fees, expenses, and payment of damages;

•	decreased demand for our products and services; and

•	injury to our reputation.

Our insurance may not sufficiently cover a large judgment against us or settlement payment, and is subject to customary deductibles, limits and exclusions.

We could incur substantial costs as a result of violations of or liabilities under laws protecting the environment and human health.

Our operations and facilities are subject to a number of national, state and local laws and regulations protecting the environment and human health in the United States and foreign countries that govern, among other things, the handling, storage and disposal of hazardous materials, discharges of pollutants into the air and water and workplace safety. The U.S. federal Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA”) provides for responses to, and, in some instances, joint and several liability for releases of, hazardous substances into the environment. Environmental laws also hold current owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances, materials or wastes, pollutants or contaminants, including petroleum and petroleum products. Because of our operations, the history of industrial uses at some of our facilities, the operations of predecessor owners or operators of some of the businesses, and the use and release of hazardous substances at these sites, the liability provisions of environmental laws may affect us. Many of our facilities have experienced some level of regulatory scrutiny in the past and are or may be subject to further regulatory inspections, future requests for investigation or liability for regulated materials management practices.

We cannot assure that we have been or will be at all times in complete compliance with all laws and regulations applicable to us which are designed to protect the environment and human health. We could incur substantial costs, including clean-up costs, fines and sanctions and third party property damage or personal injury claims, as a result of violations of or liabilities under environmental laws, relevant common law or the environmental permits required for our operations. We are currently conducting environmental remediation projects at certain of our sites, and we have been identified as a potentially responsible party under CERCLA or similar state requirements for several off-site locations. As of December 31, 2005 we have reserves of $1.6 million to cover anticipated remediation costs of contamination at certain of our facilities. There can be no assurance that actual remediation costs will not exceed such reserves.

Adverse labor relations could harm our operations and reduce our profitability.

As of December 31, 2005, we had approximately 3,800 employees, approximately 22% of whom were subject to protection of various collective bargaining agreements and approximately 55% of whom were subject to job protection as members of trade unions, employee associations or workers’ councils. Approximately 61% of the employees subject to collective bargaining agreements (or approximately 14% of our total employees) were covered by collective bargaining agreements that expire prior to December 31, 2006. We cannot assure you that we will be able to renew such collective bargaining agreements, or enter into new collective bargaining agreements which do not adversely affect our operating results and without production interruptions, including labor stoppages. In addition, approximately 90% of the employees subject to job protection as members of trade unions, employer associations or workers’ councils (or approximately 49% of our total employees) were subject to arrangements that expire prior to December 31, 2006. We cannot assure you that the terms of employment applicable to such employees will not change in a manner which adversely affects our operating results. We cannot assure you that we will not experience disruptions in our operations as a result of labor disputes or experience other labor relations issues. If we are unable to maintain good relations with our employees, our ability to produce our products and provide services to our customers could be reduced and/or our production costs could increase, either of which could disrupt our business and reduce our profitability.

If we acquire other businesses, we may not be able to successfully integrate them into our operations and/or the expected benefits of such acquisitions may not be realized.

Our growth strategy may include the acquisition of one or more businesses. Any such acquisition involves numerous risks, which may include:

•	difficulty in assimilating the operations, technologies, products and the key employees of the acquired businesses;

•	our inability to maintain the existing customers of the acquired business or succeed in selling the products or services of the acquired business to our existing customers;

•	a diversion of management’s attention from other business concerns;

•	our entry into markets in which competitors have a better established market position than the business we acquire;

•	the incurrence of significant expenses in completing the acquisitions; and

•	the assumption of significant liabilities, some of which may be unknown at the time of the acquisition.

Our inability to successfully execute any acquisitions or integrate acquired businesses could have an adverse effect on our business, financial condition and operating results.

Risks Relating to our Capital Structure

You may not receive any dividends.

Dividend payments are not guaranteed and are within the absolute discretion of our board of directors. You may not receive any dividends as a result of any of the following factors:

•	we are not obligated to pay dividends;

•	our credit facility limits the amount of dividends we are permitted to pay;

•

while our current dividend policy contemplates the distribution of a substantial portion of the cash generated by our business in excess of the following: operating needs, reserves for contingencies, interest and principal payments on indebtedness, capital expenditures, restructuring expenses and tax payments, as regular quarterly dividends to the holders of our common stock at an annual rate of up to $0.90 per share, our board of directors could modify or revoke the policy at any time and for any reason. Our dividend policy is based upon our current assessment of the cash needs of our business and the environment in which it operates. That assessment could change due to, among other things, changes in our results of operations, cash requirements, financial condition, contractual restrictions, growth opportunities, competitive or technological developments, provisions of applicable law and other factors that our board of directors may deem relevant;

•	even if the dividend policy is not modified or revoked, our board of directors could decide to reduce dividends or not to pay any dividends at all, at any time and for any reason;

•	the amount of dividends distributed is subject to state law restrictions;

•	our stockholders have no contractual or other legal right to dividends;

•	we may not have enough cash to pay dividends due to changes to our operating earnings, working capital requirements and other anticipated cash needs; and

•	our foreign subsidiaries may be subject to legal restrictions that prevent them from distributing cash to us to enable the payment of dividends.

The reduction or elimination of dividends may negatively affect the market price of our common stock.

Our credit facility prohibits us from paying dividends in the future if we do not improve our financial performance.

Our credit facility restricts our ability to declare and pay dividends on our common stock. We may not pay dividends if a default or event of default under our credit facility has occurred and is continuing or would occur as a consequence of such payment. Our credit facility requires that we meet certain financial ratios in order to avoid a default or event of default under the facility. These covenants, as amended on February 8, 2006, are as follows:

•	Our interest coverage ratio as of the end of any period set forth below must exceed the ratio set forth for such period:

Period	Ratio
Fiscal quarters ending December 31, 2005 through September 30, 2006	3.50:1
Fiscal quarters ending December 31, 2006 and March 31, 2007	4.00:1
Fiscal quarters ending June 30, 2007 through December 31, 2007	4.25:1
Fiscal quarters ending March 31, 2008 through December 31, 2008	4.50:1
Fiscal quarters ending March 31, 2009 through December 31, 2009	4.75:1
Fiscal quarters ending March 31, 2010 through December 31, 2010	5.00:1
Fiscal quarters ending March 31, 2011 and thereafter	5.25:1

•	Our leverage ratio as of the end of any period set forth below must not exceed the ratio set forth for such period:

Period	Ratio
Fiscal quarter ending December 31, 2005	4.50:1
Fiscal quarters ending March 31, 2006 through December 31, 2006	4.75:1
Fiscal quarter ending March 31, 2007	4.50:1
Fiscal quarters ending June 30, 2007 through December 31, 2007	4.25:1
Fiscal quarters ending March 31, 2008 and June 30, 2008	3.50:1
Fiscal quarters ending September 30, 2008 and December 31, 2008	3.25:1
Fiscal quarters ending March 31, 2009 through December 31, 2009	3.00:1
Fiscal quarters ending March 31, 2010 and June 30, 2010	2.75:1
Fiscal quarters ending September 30, 2010 and December 31, 2010	2.50:1
Fiscal quarters ending March 31, 2011 and June 30, 2011	2.25:1
Fiscal quarters ending September 30, 2011 and thereafter	2.00:1

•	Our fixed charge coverage ratio as of the end of any period set forth below must exceed the ratio set forth for such period:

Period	Ratio
Fiscal quarters ending September 30, 2005 through December 31, 2006	1.75:1
Fiscal quarters ending March 31, 2007 through December 31, 2007	1.85:1
Fiscal quarters ending March 31, 2008 and thereafter	1.90:1

For the four fiscal quarters ended December 31, 2005 our interest coverage ratio was 4.27:1, our leverage ratio was 4.24:1, and our fixed charge coverage ratio was 2.63:1. There can be no assurance that we will continue to be in compliance with such financial ratios. In order to be in compliance with such financial ratios in respect of the four fiscal quarters ending December 31, 2006, we will need to generate Adjusted EBITDA during such period that is nearly equal to the amount of Adjusted EBITDA we generated in 2005. Because the financial ratios become more restrictive over time, our financial performance will need to improve after 2006 in order for us to remain in compliance with the financial ratios in subsequent periods. Our ability to comply with the financial ratios may be affected by events beyond our control, such as prevailing economic, financial and industry conditions, including unfavorable foreign currency movements relative to the US Dollar.

For the periods after December 31, 2006, subject to our compliance with the financial ratios described above, we may pay dividends on each dividend payment date up to an amount that, when added to the amount of dividends paid on the three most recent prior quarterly dividend payment dates, does not exceed 75% of our pre-dividend free cash flow for the four fiscal quarters ended immediately prior to such dividend payment date. “Pre-dividend free cash flow” is defined in our credit facility as Adjusted EBITDA minus the sum of (i) net interest expense paid in cash, (ii) net cash taxes, (iii) cash capital expenditures (reduced by the amount of any asset sale, insurance or condemnation proceeds which we are permitted to retain in our business and any capital expenditures made with the proceeds of previously generated surplus cash and any capital expenditure used to expand press felt production capacity in Brazil in 2006 (up to $8.4 million) and 2007 (up to $8.2 million)), (iv) all scheduled debt repayments, (v) cash restructuring expenses (up to specified amounts per the credit facility) and (vi) cash payments of withholding taxes from proceeds of the repurchase, redemption or retention of our common stock relating to equity incentive awards.

Giving pro forma effect to our initial public offering and the other related transactions, including the establishment of our credit facility in connection with the offering, as amended in February 2006, and the legal reorganization of a portion of our international operations, as if such transactions had been consummated immediately prior to January 1, 2005, we would have generated $52.7 million of pre-dividend free cash flow for the 2005 fiscal year. If the credit facility restriction based upon pre-dividend free cash flow were applicable for 2005, this level of pre-dividend free cash flow would permit maximum dividend payments in respect of any consecutive four fiscal quarter period of $39.5 million, which is greater than the approximately $39.4 million necessary to pay dividends at a $.90 per share annual rate based upon 43,725,093 shares of common stock outstanding as of December 31, 2005. We expect that in comparison to 2005, increased expenditures in 2006 for capital investment (not including additional capital expenditures of up to $8.4 million to expand press felt production capacity in Brazil that we expect to fund out of cash on hand at December 31, 2005) and payments of withholding taxes in respect of retained common stock relating to equity incentive awards will be offset by lower cash restructuring costs in 2006. The amount of our cash income tax costs in 2006 will be largely dependent on the geographies in which our income for 2006 is earned, and therefore if our Adjusted EBITDA for 2006 were at the same level as 2005, $155.5 million, cash income taxes for 2006 could be higher or lower than in 2005. Accordingly, our credit facility could prohibit us from paying dividends at a $0.90 per share annual rate when the pre-dividend free cash flow limitation on dividends applies if our financial performance does not improve. If necessary to enable us to pay dividends in accordance with our dividend policy, we would consider reducing our planned capital expenditures for 2006 to a level that would not adversely affect our ability to execute on our business plan in the near term. In addition, based upon our expected cash expenditures in 2006 (not including the additional capital expenditures of up to $8.4 million to expand press felt production in Brazil described above and a voluntary repayment of our senior debt in the amount of $5 million made in February 2006 out of cash on hand at December 31, 2005) and depending on the timing of those expenditures, in order to pay dividends at $.90 per share annual rate out of cash flow from operations, we may need to achieve financial performance at above 2005 Adjusted EBITDA levels. If our cash flow from operations are not sufficient to fund dividends, we would either need to reduce our dividend or, so long as permitted to do so under our credit facility, fund a portion of our dividends with cash on hand or borrowings under our credit facility or from other sources.

We are subject to restrictive debt covenants that limit our business flexibility by imposing operating and financial restrictions on our operations.

Our credit facility imposes significant operating and financial restrictions on our operations that may restrict our ability to pursue our business strategies. These restrictions will prohibit or limit, among other things:

•	the incurrence of additional indebtedness and the issuance of preferred stock and certain redeemable capital stock;

•	investments and acquisitions;

•	disposition of assets and subsidiary interests;

•	transactions with affiliates;

•	the creation of liens on our assets;

•	consolidations, mergers and transfers of all or substantially all of our assets; and

•	our ability to change the nature of our business.

The terms of our credit facility include other restrictive covenants and prohibit us from prepaying our other indebtedness while indebtedness under the credit facility is outstanding. These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand downturns in our business or take advantage of business opportunities.

Our substantial indebtedness could restrict our ability to pay dividends with respect to shares of our common stock and impact our financing options and liquidity position.

We have a significant amount of debt. As of December 31, 2005, our total amount of outstanding debt, on a consolidated basis, was $649.1 million. The degree to which we are leveraged on a consolidated basis could have important consequences to the holders of our common stock, including:

•	we may not have sufficient funds available to pay dividends on our common stock;

•	we may not be able to refinance our indebtedness on terms acceptable to us or at all;

•	our ability in the future to obtain additional financing for working capital, capital expenditures or acquisitions may be limited;

•	we may be more vulnerable to economic downturns and be limited in our ability to withstand competitive pressures; and

•	our leverage may limit our flexibility to plan for and react to changes in our business or strategy.

We may be able to incur substantially more debt, which would increase the risks described above associated with our substantial leverage.

We may be able to incur a substantial amount of additional indebtedness in the future. The credit facility provides up to $50 million of borrowing under our revolving credit facility, of which $45.9 million was undrawn as of December 31, 2005, and for the incurrence of $20 million of additional indebtedness with respect to capital leases and purchase money obligations, $15 million of general additional indebtedness and certain other additional indebtedness, including, subject to the satisfaction of certain financial ratios on a pro forma basis after giving effect to such incurrence, up to $150 million of subordinated indebtedness incurred in connection with permitted acquisitions. The terms of any agreement under which we incur additional indebtedness could contain limitations on the payment of dividends which are more restrictive than the terms of our credit facility. Any additional indebtedness incurred by us could increase the risks associated with our substantial leverage.

We will require a significant amount of cash, which may not be available to us, to service our debt and to fund our liquidity needs.

Our ability to make payments on, refinance or repay our debt, to fund planned capital expenditures or to expand our business will depend largely upon our future operating performance. Our future operating performance is dependent upon our ability to execute our business strategy successfully. Such performance is also subject to general economic, financial and competitive factors, as well as other factors that are beyond our control. There can be no assurance that our future operating performance will generate sufficient cash to support our cash requirements, or that we will not need to curtail or cease dividend payments, reduce capital expenditures or take other actions designed to conserve our cash in order to make payments required to service our indebtedness.

Required payments with respect to our indebtedness and payments pursuant to our dividend policy will reduce the amount of funds available for other corporate purposes, which could harm our competitiveness and/or limit opportunities to grow our business.

We expect that a significant portion of the cash generated by our business will be used to make required interest and principal payments under our credit facility. In addition, in accordance with our dividend policy, we currently intend to use a substantial portion of the remaining cash generated by our business, in excess of operating needs, reserves for contingencies, capital expenditures, restructuring expenses and tax payments, to pay dividends on our common stock, which will reduce the amount of funds available for other purposes. As a result:

•	we will have less funds available to devote to research and development, which could reduce our ability to develop new and innovative technologies and products and ultimately affect our ability to remain competitive;

•	we will have less funds available for capital expenditures, which could inhibit our ability to invest in new or upgraded production equipment and other capabilities, thereby restricting efforts to improve our manufacturing processes, reduce our operating costs, expand product offerings and/or conduct business in new markets; and

•	we will have reduced flexibility to finance growth opportunities, such as acquisitions, which could limit or cause us to forego future opportunities to grow our business.

The market price of our common stock has been volatile since our initial public offering and may continue to be volatile.

Shares of our common stock may continue to experience substantial price volatility, including significant decreases, in response to a number of events, including:

•	our quarterly operating results;

•	sales of our common stock by principal stockholders;

•	issuances of our common stock by us;

•	the amount of dividends, if any, that we pay;

•	future announcements concerning our business;

•	the failure of securities analysts to cover our common stock and/or changes in financial estimates and recommendations by securities analysts;

•	actions of competitors;

•	fluctuations in foreign currency exchange rates;

•	changes in U.S. and foreign government regulation;

•	general market, economic and political conditions; and

•	natural disasters, terrorist attacks and acts of war.

Some companies that have had volatile market prices for their securities have had securities class action lawsuits filed against them. If a lawsuit were to be filed against us, regardless of the outcome, it could result in substantial costs and a diversion of management’s attention and resources. This could have a material adverse effect on our business, results of operations and financial condition.

As of December 31, 2005, entities affiliated with Apax Europe IV GP Co. Ltd. (“Apax”) own approximately 52% of our common stock and will therefore have significant influence over our business and significant transactions.

As a result entities affiliated with Apax owning approximately 52% of our common stock as of December 31, 2005, Apax and its affiliates have a strong ability to influence our business, policies and affairs. To the extent these entities continue to own in excess of 50% of our common stock, they will have the ability to control the outcome of all elections of directors and any stockholder vote regarding a merger or other extraordinary transaction. One representative of Apax serves on our seven-member board of directors, although Apax has no contractual rights to nominate any directors. We cannot assure you that the interests of Apax will be consistent with the interests of other holders of common stock. In addition, this concentration of ownership could have the effect of delaying or preventing a change in control, merger or tender offer, which would deprive you of an opportunity to receive a premium for your shares of common stock and may negatively affect the market price of our common stock. Moreover, Apax either alone or with other existing equity investors could effectively receive a premium for transferring ownership to third parties that would not inure to the benefit of other inventors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2005, we operate 42 facilities, of which 35 are manufacturing facilities, in 15 countries, located in Argentina, Australia, Austria, Brazil, Canada, Finland, France, Germany, Italy, Japan, Mexico, Spain, Sweden, the United Kingdom and the United States. We acquired an additional manufacturing facility in the United States on February 2, 2006 as a result of our acquisition of Coldwater Covers, Inc. Of the 36 manufacturing facilities that we operate, 12 are clothing manufacturing facilities, 22 are rolls manufacturing facilities and 2 are both clothing and rolls facilities. The majority of our facilities are owned by us, rather than leased. We have one vacant former clothing manufacturing facility in the United States.

We also have license agreements with four licensees that manufacture our roll covers products at their facilities in Japan, South Korea, Australia and India. We have license agreements with three licensees that manufacture our clothing products in North America, various European countries and certain Pacific Rim countries.

ITEM 3. LEGAL PROCEEDINGS

We are from time to time involved in various legal proceedings that arise in the ordinary course of our business. We believe that none of our pending litigation will, individually or in the aggregate, have a material adverse effect on our financial condition, cash flows or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock (the “Common Stock”) is quoted on the New York Stock Exchange under the symbol “XRM”. On February 27, 2006, there were approximately 28 stockholders of record of our Common Stock and the closing price of our Common Stock as reported by the New York Stock Exchange was $9.40 per share. The following table lists the high and low sales prices for our Common Stock for the periods indicated.

Period	High		Low
2005
First quarter	$	N/A	$	N/A
Second quarter (after completion of initial public offering on May 19, 2005)		12.18		11.25
Third quarter		12.70		11.41
Fourth quarter		11.74		6.50

On August 11, 2005, our Board of Directors declared a cash dividend of $0.105 per share of common stock that was paid on September 15, 2005 to shareholders of record at the close of business on September 2, 2005. This amount represents a prorated quarterly dividend for the period from the closing of our initial public offering on May 19, 2005 through June 30, 2005.

On November 14, 2005, our Board of Directors declared a cash dividend of $0.225 per share of common stock that was paid on December 15, 2005 to shareholders of record at the close of business on December 2, 2005.

On February 21, 2006, our Board of Directors declared a cash dividend of $0.225 per share of common stock payable on March 15, 2006 to shareholders of record at the close of business on March 3, 2006.

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Dividend Policy” for a discussion of our dividend policy.

Recent Sales of Unregistered Securities

Xerium Technologies, Inc. was formed in October 2002 and prior to our initial public offering and transactions effected in connection therewith had not issued any securities other than to our former parent upon its formation. Shortly prior to our initial public offering in May 2005, we effected a stock split of our common stock and issued additional shares of common stock to certain of our directors and members of senior management in exchange for their equity interests in Xerium S.A., our indirect parent prior to the initial public offering. These issuances were made in reliance upon Rule 701 of the Securities Act, as amended, and Section 4(2) of the Securities Act, as amended, and did not involve any underwriters, underwriting discounts or commissions, or any public offering. The persons and entities who received such securities represented their intention to acquire these securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to share certificates issued. All recipients had adequate access through their relationship with us to information about us. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Initial Public Offering.”

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2005 with respect to shares of our common stock that may be issued under our existing equity compensation plan, the Xerium Technologies, Inc. 2005 Equity Incentive Plan. At December 31, 2005 the only awards outstanding in respect of our common stock under our equity compensation plans were restricted stock units The table includes information with respect to shares subject to outstanding restricted stock units at December 31, 2005, including additional shares subject to restricted stock units in respect of the automatic adjustment of certain outstanding restricted stock units to reflect additional shares in respect of cash dividends paid by us.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareowners (1)	1,240,082	N/A	1,259,918
Equity compensation plans not approved by shareowners	—	—	—
Total	1,240,082	N/A	1,259,918

(1)	Reflects shares underlying outstanding restricted stock units at December 31, 2005.

For further information regarding restricted stock unit awards granted in 2005 under our 2005 Equity Incentive Plan, see Note 14 to our consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

	Year ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statement of operations data:
Net sales	$582,420	$582,480	$560,668	$514,945	$499,846
Costs and expenses:
Cost of products sold	337,932	326,760	301,682	274,384	273,539
Selling	70,084	68,504	67,074	60,951	59,112
General and administrative	90,130	66,986	65,220	62,541	72,129
Restructuring	11,958	19,533	10,971	8,497	—
Research and development	9,563	8,819	7,093	7,783	6,539
Offering costs	—	7,429	—	—	—

Total operating costs and expenses	519,667	498,031	452,040	414,156	411,319

Income from operations	62,753	84,449	108,628	100,789	88,527
Other income (expense):
Interest expense, net	(49,817)	(67,235)	(63,290)	(60,165)	(69,912)
Foreign exchange gain (loss)	3,773	(4,669)	(8,050)	8,443	2,080
Loss on early extinguishment of debt	(4,886)	—	(673)	(36,158)	(3,100)

Income before provision for income taxes and cumulative effect of change in accounting principle	11,823	12,545	36,615	12,909	17,595
Provision for income taxes	13,917	26,641	40,423	13,539	22,367

Loss before cumulative effect of a change in accounting principle	(2,094)	(14,096)	(3,808)	(630)	(4,772)
Cumulative effect of a change in accounting principle, net of income tax benefit	—	—	—	—	(835)

Net loss	$(2,094)	$(14,096)	$(3,808)	$(630)	$(5,607)

Net loss per common share	$(.05)	$(.45)	$(.12)	$(.02)	$(.18)

Cash dividends per common share	$.33	$—	$—	$—	$—

	Year ended December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance sheet data (at end of period):
Cash and cash equivalents	$59,976	$24,002	$22,294	$32,834	$13,815
Total assets	984,861	1,019,865	983,993	922,829	887,425
Senior debt	637,433	601,716	611,670	611,960	446,993
Total debt	649,132	827,849	823,617	796,201	748,907
Total stockholders’ equity (deficit)	109,346	(55,096)	(64,588)	(76,219)	(42,124)
Cash flow data:
Net cash provided by operating activities	$54,709	$78,701	$106,405	$123,368	$92,802
Net cash used in investing activities	(28,722)	(36,561)	(39,058)	(30,856)	(38,427)
Net cash provided by (used in) financing activities	5,626	(43,125)	(82,656)	(62,233)	(64,915)
Other financial data:
Depreciation and amortization	$45,363	$47,677	$47,995	$47,410	$69,531
Capital expenditures	35,829	36,593	43,817	27,248	31,825

The following table presents our unaudited consolidated statements of operations data for each quarter in the two years ended December 31, 2005. The information for each of these quarters is unaudited, but has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. Certain prior period balances have been reclassified to conform with the current year presentation. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been made to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the notes thereto appearing elsewhere in this document. These operating results are not necessarily indicative of the results of operations that may be expected for any future period.

	For the Three Months Ended
	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004
	(in thousands, except per share data)
Statement of operations data:
Net sales	$144,585	$140,058	$145,850	$151,927	$151,838	$142,598	$142,140	$145,904
Costs and expenses:
Cost of products sold	84,538	81,970	85,254	86,170	85,863	83,619	77,887	79,391
Selling	18,180	16,899	17,351	17,654	17,533	16,554	16,978	17,439
General and administrative	16,924	17,613	40,997	14,596	14,691	18,113	17,990	16,192
Restructuring	373	1,077	5,332	5,176	7,238	8,402	2,811	1,082
Research and development	2,336	2,271	2,629	2,327	2,449	2,055	2,130	2,185
Offering costs	—	—	—	—	7,429	—	—	—

Total operating costs and expenses	122,351	119,830	151,563	125,923	135,203	128,743	117,796	116,289

Income (loss) from operations	22,234	20,228	(5,713)	26,004	16,635	13,855	24,344	29,615
Other income (expense):
Interest expense, net	(10,568)	(10,452)	(13,337)	(15,460)	(17,978)	(16,403)	(16,357)	(16,497)
Foreign exchange gain (loss)	(666)	(609)	1,670	3,378	(5,999)	(841)	471	1,700
Loss on early extinguishment of debt	—	—	(4,886)	—	—	—	—	—

Income (loss) before provision for income taxes	11,000	9,167	(22,266)	13,922	(7,342)	(3,389)	8,458	14,818
Provision (benefit) for income taxes	974	17,206	(9,918)	5,655	8,010	8,202	4,003	6,426

Net income (loss)	$10,026	$(8,039)	$(12,348)	$8,267	$(15,352)	$(11,591)	$4,455	$8,392

Net income (loss) per common share – basic and diluted	$.23	$(.18)	$(.33)	$.27	$(.50)	$(.37)	$.14	$.27

Cash dividends per common share	$.225	$.105	$—	$—	$—	$—	$—	$—

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the section titled “Risk Factors,” the Consolidated Financial Statements and related Notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

Overview

We are a leading global manufacturer and supplier of two types of consumable products used primarily in the production of paper—clothing and roll covers. Our operations are strategically located in the major paper-producing regions of North America, Europe, South America and Asia-Pacific.

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

We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed on a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is selected to fit each individual paper-making machine and process. In 2005, our clothing segment represented 66% of our net sales.

Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by the paper producer. Roll covers are tailored to each individual paper-making machine and process, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and manufacture spreader rolls. In 2005, our roll cover segment represented 34% of our net sales.

In 2005, sales in other industrial applications outside of the paper industry, such as steel, plastics and textiles, accounted for 10% of the net sales in each of our segments.

Industry Trends and Outlook

A primary driver for the demand for our products and services is the volume of global paper production, which according to the Food and Agriculture Organization of the United Nations, increased at a compound annual growth rate of approximately 2.9% from 1980 to 2004. Over such period, only in 1982 and 2001 did global production decline from the prior year, and in both 1983 and 2002 production recovered to levels higher than the previous peak. Although global paper production has demonstrated stable growth over time, the paper products industry has experienced cycles in profitability that are primarily driven by imbalances in supply and demand. During the down part of these cycles, prices for paper products decline, leading to decreased profitability for paper producers. These cycles have been caused in part by the structure of the paper industry, which has been highly fragmented and has exhibited poor discipline in supply management. Producers have generally focused on maximizing production, to reduce fixed costs per ton, rather than producing to meet demand. This practice resulted in producers building inventories of paper when supply exceeded demand and in-turn led to higher volatility in prices as they reduced these inventories.

The most recent cyclical downturn in the paper products industry started in 2001. In anticipation of this downturn, paper producers began in 2000 to take actions that sought to structurally improve the balance between the supply of and demand for paper. As part of these efforts, they have shut down many older and less efficient paper-making machines. This has been particularly true in North America and announcements by paper producers for shutdown of paper-making machines has continued, although at a reduced level compared to 2001 through 2004. In 2005, there has been an increase in the number of announced planned shutdown of paper-making machines in Europe, although not at the level experienced in recent years in North America. Significant consolidation in the paper production industry over the last few years has also improved the ability of producers to better balance supply and demand. This consolidation has given fewer paper producers more capacity, leading to a more rational approach by industry leaders to the management of supply. World demand for paper is expected to grow through 2020 driven by global population and economic growth. We believe that the combination of these trends in the paper production industry, continued global economic growth and expected increases in per capita paper consumption in less developed regions of the world should continue to drive increased paper production levels and consequently higher spending on consumable products used in the paper-making process and that we are well positioned to take advantage of these trends.

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

The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $9.6 million, $8.8 million and $7.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Foreign Exchange

We have a geographically diverse customer base. In 2005, approximately 40% of our sales were in North America, 36% were in Europe, 9% were in South America, 13% were in Asia-Pacific and 2% were in the rest of the world.

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

Currency fluctuations have a greater proportionate effect on the level of our net sales than on the level of our income (loss) from operations. For example, in 2005 as compared to 2004, the change in the value of the US Dollar against the currencies we conduct our business in resulted in currency translation increases in net sales and income from operations of $13.2 million and $1.7 million, respectively. Although the 2005 results reflect a period in which the value of the US Dollar decreased as compared to 2004, we would expect a similar but opposite effect in a period in which the value of the US Dollar increases. For any period in which the value of the US Dollar changes relative to other currencies, we would expect our income (loss) from operations to be proportionately affected less than our net sales.

During 2005, we conducted business in 9 foreign currencies. The following table provides the average exchange rate in 2005 and 2004 of the US Dollar against each of the five foreign currencies in which we conduct the largest portion of our operations, and indicates the percentage of our net sales in 2005 and 2004 denominated in each such foreign currency.

Currency	Average exchange rate of the US Dollar in 2005	Average exchange rate of the US Dollar in 2004
Euro	$1.24 = 1 Euro	$1.24 = 1 Euro

Canadian Dollar	$0.83 = 1 Canadian Dollar	$0.77 = 1 Canadian Dollar

Brazilian Real	$0.41 = 1 Brazilian Real	$0.34 = 1 Brazilian Real

Australian Dollar	$0.76 = 1 Australian Dollar	$0.74 = 1 Australian Dollar

British Pound	$1.82 = 1 British Pound	$1.83 = 1 British Pound

Currency	Percentage of 2005 net sales denominated in such currency	Percentage of 2004 net sales denominated in such currency
Euro	41.4%	42.3%
Canadian Dollar	9.1	8.5
Brazilian Real	7.2	7.1
Australian Dollar	4.7	4.9
British Pound	3.6	3.4

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

Cost Reduction Programs

An important part of our strategy is to seek to reduce our overall costs and improve our competitiveness. As a part of this effort, we have engaged in a series of cost reduction programs since 2002, which were designed to improve the cost structure of our operations in North America, South America and Europe, in response to changing market conditions. These cost reduction programs include headcount reductions throughout the world as well as plant closures that have rationalized production among our facilities to better enable us to meet customer demands. All costs of these programs are accounted for as restructuring expenses. We have substantially completed the major restructuring programs that have already been initiated both in roll covers and clothing.

Our cost reduction efforts since 2002 include the closing of eight manufacturing facilities and the movement of certain production from two other facilities. Four facilities were closed in the clothing segment, of which three were in North America and one was in the United Kingdom and we closed four facilities in the rolls segment, of which three were in North America and one was in the United Kingdom. Additionally, from 2002 to 2005, we eliminated approximately 350 positions in connection with our cost reduction efforts. As a result of these actions, offset by other changes in workforce, our headcount decreased by approximately 235 positions during that period. These cost reduction efforts since 2002 eliminated approximately $8.4 million in cash costs that we would have otherwise incurred in 2004 as compared to our cost structure in 2003, and an additional $10.7 million in cash costs that would have otherwise incurred in 2005 as compared to our cost structure in 2004.

There can be no assurance that our cost reduction programs will be successful. While our cost reduction programs are designed to help mitigate the effect of increases in our operating costs, we may experience sales or cost changes from period to period which have a greater effect on the level of our profitability than savings derived from our cost reduction programs.

Results of Operations

The tables that follow set forth for each of the three years in the period ended December 31, 2005, 2004 and 2003 certain consolidated operating results and the percentage of net sales they represent:

	Year ended December 31,
	2005	2004	2003
	(in millions)
Net sales	$582.4	$582.5	$560.7
Cost of products sold	337.9	326.8	301.7
Selling expenses	70.1	68.5	67.1
General and administrative expenses	90.1	67.0	65.2
Restructuring expenses	12.0	19.5	11.0
Research and development expenses	9.6	8.8	7.1
Offering costs	—	7.5	—

Income from operations	62.7	84.4	108.6
Interest expense, net	(49.8)	(67.2)	(63.2)
Foreign exchange gain (loss)	3.8	(4.7)	(8.1)
Loss on early extinguishment of debt	(4.9)	—	(0.7)

Income before provision for income taxes	11.8	12.5	36.6
Provision for income taxes	13.9	26.6	40.4

Net loss	$(2.1)	$(14.1)	$(3.8)

	Percentage of Net Sales Year ended December 31,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of products sold	58.0	56.1	53.8
Selling expenses	12.0	11.8	12.0
General and administrative expenses	15.5	11.5	11.6
Restructuring expenses	2.1	3.3	2.0
Research and development expenses	1.6	1.5	1.3
Offering costs	—	1.3	—

Income from operations	10.8	14.5	19.3
Interest expense, net	(8.6)	(11.5)	(11.3)
Foreign exchange gain (loss)	0.6	(0.8)	(1.4)
Loss on early extinguishment of debt	(0.8)	—	(0.1)

Income before provision for income taxes	2.0	2.2	6.5
Provision for income taxes	2.4	4.6	7.2

Net loss	(0.4)%	(2.4)%	(0.7)%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004.

Net Sales. Net sales for 2005 remained essentially constant at $582.4 million from $582.5 million for 2004. In 2005, 66% of our net sales were in our clothing segment and 34% were in our roll cover segment.

In our clothing segment, net sales for 2005 increased by $5.2 million, or 1.4%, to $383.1 million from $377.9 million for 2004. The increase is attributable to currency gains of $11.2 million related to the translation of sales made in currencies other than the US Dollar to US Dollars for financial reporting purposes. These translation gains were partially offset by the $7.5 million impact of the currency effect on pricing relating to sales prices indexed in US Dollars by certain non-U.S. operations as compared to 2004. Overall pricing levels were generally unchanged for 2005 as compared with 2004.

In our roll covers segment, net sales for 2005 decreased by $5.3 million, or 2.6%, to $199.3 million from $204.6 million for 2004. The decrease is due to decreased sales of $7.2 million resulting from weak market conditions in Europe, partially offset by currency gains of $2.0 million related to the translation of sales made in currencies other than the US Dollar to US Dollars for financial reporting purposes. Overall pricing levels were generally unchanged for 2005 as compared with 2004.

Cost of Products Sold. Cost of products sold for 2005 increased $11.1 million, or 3.4%, to $337.9 million from $326.8 million for 2004.

In our clothing segment, cost of products sold increased by $10.3 million, or 4.8%, to $226.0 million from $215.7 million for 2004. This increase was primarily due to adverse currency translation effects of $8.8 million and $6.4 million incurred in connection with the transition of production operations from a closed facility to another facility. These increases were partially offset by the impact of a lower cost structure during 2005, as compared to our cost structure for 2004, of $5.2 million as a result of our cost reduction programs.

In our roll covers segment, cost of products sold increased by $0.8 million, or 0.7%, to $111.9 million from $111.1 million for 2004. This increase was primarily attributable to unfavorable currency translation effects of $0.7 million and to an unfavorable shift in the mix of our product sales to lower margin products. The unfavorable product mix shift occurred globally but is primarily related to a shift in North America from our more profitable rubber covers to other types of covers and increased sales in mechanical services and spreader rolls, which carry lower margins. This mix effect and the currency translation effects were partially offset by the impact of a lower cost structure during 2005, as compared to our cost structure for 2004, of $2.9 million as a result of our cost reduction programs.

Selling Expenses. For 2005, selling expenses increased by $1.6 million, or 2.3%, to $70.1 million from $68.5 million for 2004. This increase was due primarily to higher commissions and an increased sales force headcount in North and South America in an effort to increase sales through expanded sales coverage, to enhance the introduction of new products and to address shifting markets. Selling expenses also increased in 2005 as compared to 2004 as a result of unfavorable currency translation effects of $1.1 million. Partially offsetting these increases was the impact of a lower cost structure during 2005, as compared to our cost structure for 2004, of $1.4 million as a result of our cost reduction programs.

General and Administrative Expenses. For 2005, general and administrative expenses increased by $23.1 million, or 34.5%, to $90.1 million from $67.0 million for 2004. The increase was primarily due to expenses incurred in connection with the closing of our initial public offering on May 19, 2005 and related transactions which included (i) $15.5 million of compensation expense related to the vesting of stock options and restricted stock in connection with the offering, (ii) $4.2 million of special one-time cash payments in connection with the adoption of our new management incentive compensation plans, (iii) $2.7 million of cash transaction bonuses paid to management and (iv) $0.9 million of land transfer taxes related to certain of our subsidiaries in connection with the offering. Additionally, general and administrative expenses increased by: (i) $4.5 million of costs to support the requirements of being a public company, including costs related to preparing to comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder, (ii) $1.7 million of costs related to the legal reorganization of our Brazilian subsidiaries, (iii) $1.8 million of compensation expense incurred as a result of restricted stock units granted under our 2005 Equity Incentive Plan, (iv) decreased royalty income of $1.6 million primarily as a result of a one-time catch up payment in 2004 that did not recur in 2005 and (v) unfavorable currency effects of $1.6 million. These increases were partially offset by (i) impact of a lower cost structure during 2005 as compared to our cost structure for 2004 of $1.9 million as a result of our cost reduction programs, (ii) lower management incentive compensation of $2.2 million (iii) the forgiveness of loans of $4.1 million during 2004, which did not recur during 2005 and (iv) a decrease of $2.9 million in our environmental expense in 2005 as compared to 2004.

Restructuring Expenses. For 2005, restructuring expenses decreased by $7.5 million, or 38.5%, to $12.0 million from $19.5 million during 2004. These expenses relate to our long-term strategy to reduce production costs and improve long-term competitiveness as described above under “—Cost Reduction Programs.” For 2005, restructuring expenses consist of severance, facility, and asset impairment costs of $6.1 million, $5.7 million, and $0.2 million, respectively. For 2004, restructuring expenses consist of severance, facility, and asset impairment costs of $3.8 million, $5.4 million, and $10.3 million, respectively.

Research and Development Expenses. For 2005, research and development expenses increased by $0.8 million, or 9.1%, to $9.6 million from $8.8 million for 2004. The increase is due to the development and launch costs of polyurethane roll cover products with enhanced performance characteristics, which we introduced in the third quarter of 2005.

Interest Expense, Net. Net interest expense for 2005 decreased by $17.4 million, or 25.9%, to $49.8 million from $67.2 million for 2004. The decrease is primarily attributable to lower average debt balances outstanding during 2005 as compared with 2004, as a result of the refinancing that occurred in connection with our initial public offering on May 19, 2005, and to lower interest rates on our current credit facility as compared to our debt facilities prior to the initial public offering. Additionally, higher interest rates on hedge contracts that expired in 2004 contributed to the decrease in net interest expense for 2005 as compared with 2004.

Foreign Exchange Gain (Loss). For 2005, we had a foreign exchange gain of $3.8 million compared to a foreign exchange loss of $4.7 million for 2004. This $8.5 million difference was primarily attributable to the manner in which swings in the value of the US Dollar as compared to other currencies, primarily the Euro, affected certain intercompany transactions and, up until May 19, 2005, the reported amount of our external debt . Under our previously existing senior and mezzanine debt facilities, certain of our subsidiaries had debt denominated in currencies other than their functional currency and, as a result, the changes in relative exchange rates created a foreign exchange gain or loss. Under our current credit facility, the majority of amounts borrowed are denominated in the functional currency of the borrowing subsidiary, which we expect will mitigate the amount of future foreign exchange gain or loss related to external debt. Foreign exchange gains and losses since May 19, 2005 resulted primarily from intercompany activity.

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

Provision for Income Taxes. For 2005 and 2004, we recognized a provision for income taxes of $13.9 million and $26.6 million, respectively. Our effective tax rate was 118% for 2005 as compared with 212% for 2004. The effective tax rate exceeds the statutory tax rate of 35% primarily due to the recording of valuation allowances in certain jurisdictions primarily as a result of the uncertainty surrounding the future utilization of net operating loss carryforwards.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003.

Net Sales. Net sales for 2004 increased by $21.8 million, or 3.9%, to $582.5 million from $560.7 million for 2003. In 2004, 65% of our net sales were in our clothing segment and 35% in our roll cover segment.

In our clothing segment, net sales for 2004 increased by $15.8 million, or 4.4%, to $377.9 million from $362.1 million for 2003. This improvement resulted from $24.4 million in increases attributable to the translation of sales made in currencies other than the US Dollar to US Dollars for financial reporting purposes. These currency gains were partially offset by decreased sales of certain products, including a $4.4 million decrease in sales of dewatering equipment, primarily due to a large one-time sale in 2003.

In our roll covers segment, net sales for 2004 increased by $6.0 million, or 3.0%, to $204.6 million from $198.6 million for 2003. This improvement resulted from $10.2 million in currency translation gains, partially offset by reduced sales resulting from the consolidation of paper-making facilities in North America, which led to a reduction in the number of paper-making machines in operation and therefore reduced the demand for our products and services.

Cost of Products Sold. Cost of products sold in 2004 increased by $25.1 million, or 8.3%, to $326.8 million from $301.7 million for 2003.

In our clothing segment, cost of products sold increased by $17.5 million, or 8.8%, to $215.7 million for 2004 from $198.2 million for 2003. The increase was primarily due to currency translation effects of $16.0 million, partially offset by the impact of a lower cost structure during 2004 as compared to our cost structure for 2003 of approximately $5.0 million as a result of our cost reduction programs. Additionally, reduced costs of approximately $2.0 million associated with the lower sales of dewatering equipment in 2004 were offset by certain cost increases, including higher costs associated with an increase in unit sales, normal wage and benefit increases of approximately $2.0 million, and an increase in costs attributable to our restructuring activities, including an inventory write-down of approximately $1.8 million and increases in overtime and production inefficiencies of approximately $1.5 million.

In our roll covers segment, cost of products sold increased by $7.6 million, or 7.3%, to $111.1 million for 2004 from $103.5 million for 2003. This increase was primarily attributable to currency translation effects of $5.9 million, partially offset by the impact of a lower cost structure during 2004 as compared to our cost structure for 2003 of approximately $2.0 million as a result of our cost reduction programs. These savings were offset by certain cost increases, including normal wage and benefit increases of approximately $1.0 million, raw material cost increases (including costs of petroleum-based products) of more than $1.0 million and increased warranty claims of approximately $1.2 million related primarily to certain defective roll covers shipped in 2003.

Selling Expenses. For 2004, selling expenses increased by $1.4 million, or 2.1%, to $68.5 million from $67.1 million for 2003. This increase was primarily due to currency translation effects and increases in new product introduction expenses.

General and Administrative Expenses. For 2004, general and administrative expenses increased by $1.8 million, or 2.8%, to $67.0 million from $65.2 million for 2003. This increase was due to forgiveness of stock purchase loans of $4.1 million (including related income tax gross-up thereon), currency translation effects of $4.2 million, environmental provision of $3.8 million related to existing contamination conditions recently identified at two of our facilities and approximately $1.0 million of costs related to the legal reorganization of a portion of our international operations. In addition, we had a $1.8 million gain on real property sales in 2003, which reduced the reported amount of our general and administrative expenses in 2003 but did not recur in 2004. Partially offsetting these increases were lower management incentive compensation of $5.2 million, $2.6 million of increased royalty income and the impact of a lower cost structure during 2004 as compared to our cost structure for 2003 of approximately $1.0 million as a result of our cost reduction programs. Approximately $1.3 million of the $2.6 million increase in royalty income represents a one-time catch-up payment of unexpected prior year royalty income. In addition, in 2003 we incurred $2.5 million of management bonuses associated with a refinancing that did not recur in 2004.

Restructuring Expenses. For 2004, restructuring expenses increased by $8.5 million, or 77.3%, to $19.5 million from $11.0 million for 2003 as a result of our strategy to reduce our overall costs and improve our competitiveness, as described above under “—Cost Reduction Programs.” The $8.5 million increase during 2004 consists primarily of an increase in asset impairments of $5.5 million and severance and facility shut-down costs of $3.0 million.

Research and Development Expenses. For 2004, research and development expenses increased by $1.7 million, or 23.9%, to $8.8 million from $7.1 million for 2003. This increase was primarily due to higher salaries and material costs.

Offering Costs. During 2004, we expensed $7.5 million of costs specifically associated with our previously contemplated offering of income deposit securities.

Interest Expense, Net. Net interest expense for 2004 increased by $4.0 million, or 6.3%, to $67.2 million from $63.2 million for 2003. The increase in net interest expense was mainly attributable to currency translation effects of $3.3 million.

Foreign Exchange Gain (Loss). We had a foreign exchange loss of $4.7 million and $8.1 million for 2004 and 2003, respectively. This $3.4 million difference was primarily attributable to the manner in which swings in the value of the US Dollar as compared to the Euro affect the reported amount of our indebtedness. Certain of our subsidiaries whose functional currency is US Dollars had debt denominated in Euros. Similarly, certain of our subsidiaries whose functional currency is Euros had debt denominated in US Dollars. As a result, the stated amount of indebtedness of such subsidiaries changed based on movements in the exchange rate between US Dollars and Euros. To the extent that exchange rate movements caused an increase in the stated amount of such indebtedness, we recorded a foreign exchange loss, and to the extent that exchange rate movements caused a decrease in the stated amount of such indebtedness, we recorded a foreign exchange gain.

Loss on Early Extinguishment of Debt. The loss on early extinguishment of debt for 2003 of $0.7 million was the result of a senior debt refinancing that occurred in 2003.

Provision for Income Taxes. Our effective tax rate was 212% for 2004 as compared with 110% for 2003. The effective tax rate exceeds the statutory tax rate of 35% primarily due to the recording of valuation allowances in certain jurisdictions primarily as a result of the uncertainty surrounding the future utilization of net operating loss carryforwards.

Dividend Policy

Effective upon completion of the initial public offering of our common stock in May, 2005 our Board of Directors adopted a dividend policy that reflects our judgment that our stockholders would be better served if we distributed to them a substantial portion of the excess cash generated by our business rather than reinvesting it in our business. Under this policy, we intend to distribute a substantial portion of the cash generated by our business in excess of operating needs, reserves for contingencies, interest and principal payments on indebtedness, capital expenditures, restructuring expenses and tax payments as regular quarterly dividends to the holders of our common stock, up to an annual dividend rate of $.90 per share, rather than retaining such cash for other purposes such as significant acquisitions or to pursue growth opportunities requiring capital expenditures or other investments significantly beyond our current expectations. As more fully described in “Risk Factors” in this Annual Report on Form 10-K, shareholders may not receive any dividends as a result of the following factors:

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

Following December 31, 2006, our credit facility limits the payment of dividends in any fiscal quarter to an amount that, when added to the amount of dividends paid in the three fiscal quarters ended immediately prior to such fiscal quarter, does not exceed 75% of our pre-dividend free cash flow (as defined in our credit facility) for the four fiscal quarters ended immediately prior to such fiscal quarter. See “— Credit Facility” below. Giving pro forma effect to our initial public offering and the other related transactions, including our credit facility established in connection with the offering, as amended in February 2006, and the legal reorganization of a portion of our international operations completed in 2005 as if such transactions had been consummated immediately prior to January 1, 2005, we would have generated $52.7 million of pre-dividend free cash flow for the 2005 fiscal year. If the credit facility restriction based upon pre-dividend free cash flow were applicable for 2005, this level of pre-dividend free cash flow would permit maximum dividend payments in respect of any consecutive four fiscal quarter period of $39.5 million, which is greater than the approximately $39.4 million necessary to pay dividends at a $.90 per share annual rate based upon 43,725,093 shares of common stock outstanding as of December 31, 2005. We expect that increased expenditures in 2006 for capital investment (not including additional capital expenditures of up to $8.4 million to expand press felt production capacity in Brazil that we expect to fund out of cash on hand at December 31, 2005) and payments of withholding taxes in respect of retained common stock relating to equity incentive awards, as compared to 2005, will be offset by lower cash restructuring costs in 2006 as compared to 2005. The amount of our cash income tax costs in 2006 will be largely dependent on the geographies in which our income for 2006 is earned, and therefore if our Adjusted EBITDA for 2006 were at the same level as 2005, $155.5 million, cash income taxes for 2006 could be higher or lower than in 2005. Accordingly, our credit facility could prohibit us from paying dividends at a $0.90 per share annual rate when the pre-dividend free cash flow limitation on dividends applies if our financial performance does not improve. If necessary to enable us to pay dividends in accordance with our dividend policy, we would consider reducing our planned capital expenditures for 2006 to a level that would not adversely affect our ability to execute on our business plan in the near term. In addition, based upon our expected cash expenditures in 2006 (not including the additional capital expenditures of up to $8.4 million to expand press felt in Brazil described above and a voluntary repayment of our senior debt in the amount of $5 million made in February 2006 out of cash on hand at December 31, 2005) and depending on the timing of those expenditures, in order to pay dividends at a $.90 per share annual rate out of cash flow from operations, we may need to achieve financial performance at above 2005 Adjusted EBITDA levels. If our cash flow from operations are not sufficient to fund dividends, we would either need to reduce our dividend or, so long as permitted to do so under our credit facility, fund a portion of our dividends with cash on hand or borrowings under our credit facility or from other sources.

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

On February 21, 2006, our Board of Directors declared a cash dividend of $0.225 per share of common stock payable on March 15, 2006 to shareholders of record at the close of business on March 3, 2006.

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

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital, capital expenditures, debt service and to pay dividends. We expect to fund our liquidity requirements primarily with cash generated from operations and, to the extent necessary, through borrowings under our credit facility.

Net cash provided by operating activities was $54.7 million, $78.7 million and $106.4 million in 2005, 2004 and 2003, respectively. The $24.0 million decline in cash flow from operating activities in 2005 as compared to 2004 is primarily attributable to activities related to our initial public offering of $20.7 million. The $27.7 million decline in cash flow from operating activities in 2004 as compared to 2003 reflects a decline in cash earnings of approximately $32.0 million, partially offset by approximately $4.3 million in cash provided by reduced net investment in working capital and certain other items. Contributing to the reduction in cash from operating activities in 2004 were increased cash restructuring expenses of $5.7 million and the expensing of $5.8 million of cash costs related to our previously contemplated offering of income deposit securities.

Net cash used in investing activities was $28.7 million, $36.6 million and $39.1 million for 2005, 2004 and 2003, respectively. The decrease in cash used in investing activities in 2005 as compared to 2004 was related to an increase in proceeds from the disposal of assets of $6.1 million during 2005, of which $4.5 million resulted from the sale of our Wake Forest facility in the first quarter of 2005. The decrease in cash used in investing activities in 2004 as compared to 2003 was related principally to a decrease in capital expenditures of $7.2 million partially offset by a decrease of $3.4 million in proceeds from the disposal of property and equipment.

Net cash provided by financing activities was $5.6 million in 2005 and net cash used in financing activities was $43.1 million and $82.7 million in 2004 and 2003, respectively. The increase of $48.7 million from 2004 is primarily the result of our initial public offering, which occurred on May 19, 2005, partially offset by cash dividend payments of $14.4 million. See “Initial Public Offering” below for additional discussion. The $39.6 million decrease in cash flows used in financing activities during 2004 as compared to 2003 was principally comprised of $13.9 million of payments related to refinancing activities in 2003, lower net payments on debt of $27.5 million, partially offset by payments of initial public offering costs.

As of December 31, 2005, there was a $637.4 million balance of term loans outstanding under our senior credit facility. The decrease from the $650 million issued on May 19, 2005 was due to changes in currency exchange rates impacting debt denominated in currencies other than the US Dollar and, as required under the term loan, to the quarterly principal payment of $1.6 million during the third and fourth quarters of 2005. In addition, we had $66.7 million available for borrowing under our current revolving lines of credit, including the revolving credit facility under our senior credit facility and lines of credit in various foreign countries that are used to facilitate local short-term operating needs, of which an aggregate of $9.5 million was outstanding as of December 31, 2005.

We had cash and cash equivalents of $60.0 million, $24.0 million and $22.3 million at December 31, 2005, 2004 and 2003, respectively. Out of the cash on hand at December 31, 2005, we made a voluntary repayment of senior debt in February 2006 in the amount of $5 million and expect to fund capital expenditures for press felt production capacity in Brazil of up to $8.4 million in 2006 and up to $8.2 million in 2007. See “—Capital Expenditures” below.

Capital Expenditures

We use the term “capital expenditures” to refer to costs incurred to purchase property and equipment. The majority of our capital expenditures relate to purchases of machinery and equipment used in the manufacturing of our products. Capital expenditures were funded from net cash provided by operating activities and borrowings under our credit facility.

During 2005, we had capital expenditures of $35.8 million consisting of approximately $23.2 million of growth capital expenditures and approximately $12.6 million of maintenance capital expenditures. Growth capital expenditures consist of items that are intended to increase the manufacturing, production and/or distribution capacity or efficiencies of our operations in conjunction with the execution of our business strategies. Maintenance capital expenditures are designed to sustain the current capacity or efficiency of our operations and include items relating to the renovation of existing manufacturing or service facilities, the purchase of machinery and equipment for existing manufacturing or service facilities and safety and environmental needs.

During 2004, we had capital expenditures of $36.6 million consisting of approximately $19.4 million of growth capital expenditures, including $8.0 million of expenditures resulting from restructuring under our cost reduction programs, and approximately $17.2 million of maintenance capital expenditures

During 2003, we had capital expenditures of $43.8 million consisting of approximately $21.4 million of growth capital expenditures and approximately $22.4 million of maintenance capital expenditures. Our growth capital expenditures in 2003 included $7.6 million related to the completion of specific cost reduction programs.

See “Credit Facility” below for a discussion on the restrictions imposed on our ability to make capital expenditures by our credit facility. We estimate that we will have capital expenditure requirements of approximately $40 million per year, on average, for the next several years, not including additional capital expenditures of up to $8.4 million in 2006 and $8.2 million in 2007 that we are permitted to make, subject to other provisions of the credit facility, in those years to expand press felt production capacity in Brazil. We expect to fund these capital expenditures for press felt production capacity expansion in Brazil out of cash on hand at December 31, 2005. Of the $40 million, we expect that we will spend, on average, approximately $20 million per year on maintenance capital expenditures and approximately $20 million per year on growth capital expenditures. If necessary to enable us to pay dividends in accordance with our dividend policy, we would consider reducing our planned capital expenditures for 2006 to a level that would not adversely affect our ability to execute on our business plan in the near term. See “—Dividend Policy”.

Initial Public Offering

On May 19, 2005 we completed our initial public offering, with a related debt refinancing, and a reorganization. Prior to the offering, Xerium Technologies, Inc. was an indirect, wholly-owned subsidiary of Xerium S.A.; subsequent to the offering, we directly or indirectly hold all of the operating subsidiaries and related holding companies of the former corporate group of Xerium S.A., excluding the former parent, Xerium S.A., and two holding company subsidiaries of Xerium S.A., Xerium 2 S.A. and Xerium 3 S.A. The accompanying consolidated financial statements for all periods presented reflect the operations of Xerium Technologies, Inc. and its subsidiaries after the effect of this reorganization.

Prior to the offering, Xerium Technologies, Inc. had outstanding one share of $.01 par value common stock that was held by Xerium 3 S.A. In connection with the offering, we effected a 31,013,482-for-1 stock split of this common stock and accordingly, all share and per share amounts related to common stock included in the accompanying consolidated financial statements and notes thereto have been presented as if this stock split had occurred as of the earliest period presented.

In connection with the offering, Xerium Technologies, Inc. issued 13,399,233 shares of common stock at a public offering price of $12 per share and entered into a $750 million credit facility agreement, under which $650 million was borrowed in connection with the offering and which has a seven year maturity. In connection with the offering, we repaid $752.5 million of principal and interest on the previously existing senior bank debt, mezzanine bank debt and certain non-interest bearing shareholder notes, as well as $1.4 million of contractual payments under various rate swap agreements which were used to hedge the floating rate senior and mezzanine debt. We wrote off $4.9 million of deferred financing costs related to the repayment of this debt as of May 19, 2005, which is classified as loss on early extinguishment of debt in the accompanying statements of operations.

Costs related to our reorganization, debt recapitalization and the offering include the following:

•	$41.4 million of fees and expenses including (i) $10.1 million to underwriters (charged against paid-in capital), (ii) $13.1 million to arrangers and lenders (capitalized as deferred financing costs) and (iii) $18.2 million of other fees and expenses (including $10.0 million related to the offering and charged against paid-in capital, $6.9 million related to the debt recapitalization and capitalized as deferred financing costs and $1.3 million charged to interest expense related to contractual payments under various rate swap agreements which were used to hedge the floating rate of previously existing senior and mezzanine debt);

•	$15.5 million of non-cash compensation expense related to the vesting of stock options and restricted stock in connection with the offering charged to general and administrative expense;

•	$2.7 million in compensation expense for the portion of cash transaction bonuses that were paid to members of our management team in connection with the offering charged to general and administrative expense.

In addition, Xerium Technologies, Inc. distributed $7.4 million to Xerium 3 S.A. to reimburse Xerium 3 S.A. for certain pre-closing liabilities and $1.2 million to Xerium 3 S.A. to fund certain expenses expected to be incurred by Xerium 3 S.A. following the offering.

Prior to the offering, we had outstanding $39.6 million of non-interest bearing loans. Upon the closing of the offering, we repaid $1.2 million of these loans with cash; the remaining $38.4 million was repaid by Xerium S.A. with an obligation to deliver shares of Xerium Technologies, Inc. This repayment with shares is considered to be a capital contribution to Xerium Technologies, Inc.

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

Upon completion of the offering, the total amount of our authorized capital stock consisted of 150,000,000 shares of $.01 par value common stock and 1,000,000 shares of $.01 par value preferred stock, of which 43,725,093 shares of common stock were outstanding and no shares of preferred stock were outstanding.

Following the completion of our initial public offering, we incurred additional annual administrative costs associated with being a public company. Approximately $5.1 million of such costs were incurred in 2005.

Credit Facility

Upon the completion of the initial public of offering of our common stock on May 19, 2005 we and certain of our subsidiaries entered into a senior secured credit facility. Our credit facility provides for a $50 million senior secured revolving credit facility and a term loan in a total principal amount of $650 million. In December 2005 the funding of a legal reorganization of a portion of our international operations was completed and $50 million of our previous $100 million revolving credit facility was canceled.

On February 8, 2006, the credit facility was amended to:

•	permit certain additional capital expenditures, subject to the other provisions of the credit facility, in 2006 and 2007 in connection the expansion of press felt production capacity in Brazil;

•	provide that such additional capital expenditures do not reduce “pre-dividend free cash flow” (as such term is defined in the credit facility and below);

•	increase the applicable margin for US Dollar LIBOR term loans from 2.00% to 2.25%;

•	change the minimum interest coverage ratio for the fiscal quarters ending June 30, 2006, September 30, 2006 and March 31, 2007; and

•	change the maximum leverage ratio for the fiscal quarters ending March 31, 2006 through December 31, 2007.

We paid an amendment fee of $0.8 million in connection with this amendment. The description below describes the credit facility, as amended.

The credit facility, as amended, is secured by substantially all of our assets and the assets of most of our subsidiaries that were guarantors under the previously existing credit facility in all cases subject to legal and tax considerations and requirements. Borrowings under the revolving credit facility and term loan facility bear interest, at our option, at either (a) LIBOR plus the applicable margin or (b) the Euribor rate plus the applicable margin, in each case in addition to certain other mandatory costs associated with syndication in the European markets. The applicable margin for LIBOR term loans, LIBOR revolving loans, Euribor loans and CDOR loans is 2.25%, provided that the applicable margin with respect to revolving loans may be reduced to 2.00% or 1.75% based on a leverage test set forth in the credit agreement. Following the initial public offering we entered into interest rate swap agreements that effectively fixed the interest rate on approximately 85% of the term loan credit facility for three years. Assuming the amendment described above was effective as of December 31, 2005, the weighted average interest rate on the effectively fixed portion of the term loan facility would have been 5.67%. The revolving credit facility has a 6.5 year maturity and the term loan facility has a 7 year maturity from the date of the agreement.

The credit facility provides for scheduled principal payments on the term loan of $6.5 million each year, payable in quarterly installments that began September 30, 2005, with the remaining $597.4 million due at maturity in May 2012. The credit facility will also require us to prepay outstanding loans under the term loan facility under the following circumstances:

•	with 100% of the net cash proceeds received by us from any sale, transfer or other disposition of any assets, subject to certain customary reinvestment rights and with an exemption for sales of up to $100,000 for any transaction or series of related transactions, exemption of the first $10,000,000 of cumulative net proceeds and exemption of up to an additional $10,000,000 of net proceeds from the sale of four identified manufacturing facilities;

•	with 100% of the net cash proceeds received by us from any insurance recovery or condemnation events, subject to certain exceptions and reinvestment rights and with an exemption for the first $2,000,000 of cumulative net insurance or condemnation proceeds;

•	with 100% of the net cash proceeds from the incurrence of any indebtedness by us, subject to customary exceptions; and

•	with 50% of the amount equal to our pre-dividend free cash flow (as defined in our credit facility and described below) minus our actual dividend payments, except that in the event our dividend payments exceed 65% of our pre-dividend free cash flow, we will be required to make prepayments in the amount of 75% of the amount equal to our pre-dividend free cash flow minus our actual dividend payments.

Our credit facility requires that we meet certain financial covenants in order to avoid a default or event of default under the facility. These covenants are as follows:

•	Our interest coverage ratio as of the end of any period set forth below must exceed the ratio set forth for such period:

Period	Ratio
Fiscal quarters ending December 31, 2005 through September 30, 2006	3.50:1
Fiscal quarters ending December 31, 2006 and March 31, 2007	4.00:1
Fiscal quarters ending June 30, 2007 through December 31, 2007	4.25:1
Fiscal quarters ending March 31, 2008 through December 31, 2008	4.50:1
Fiscal quarters ending March 31, 2009 through December 31, 2009	4.75:1
Fiscal quarters ending March 31, 2010 through December 31, 2010	5.00:1
Fiscal quarters ending March 31, 2011 and thereafter	5.25:1

•	Our leverage ratio as of the end of any period set forth below must not exceed the ratio set forth for such period:

Period	Ratio
Fiscal quarter ending December 31, 2005	4.50:1
Fiscal quarters ending March 31, 2006 through December 31, 2006	4.75:1
Fiscal quarter ending March 31, 2007	4.50:1
Fiscal quarters ending June 30, 2007 through December 31, 2007	4.25:1
Fiscal quarters ending March 31, 2008 and June 30, 2008	3.50:1
Fiscal quarters ending September 30, 2008 and December 31, 2008	3.25:1
Fiscal quarters ending March 31, 2009 through December 31, 2009	3.00:1
Fiscal quarters ending March 31, 2010 and June 30, 2010	2.75:1
Fiscal quarters ending September 30, 2010 and December 31, 2010	2.50:1
Fiscal quarters ending March 31, 2011 and June 30, 2011	2.25:1
Fiscal quarters ending September 30, 2011 and thereafter	2.00:1

•	Our fixed charge coverage ratio as of the end of any period set forth below must exceed the ratio set forth for such period:

Period	Ratio
Fiscal quarters ending September 30, 2005 through December 31, 2006	1.75:1
Fiscal quarters ending March 31, 2007 through December 31, 2007	1.85:1
Fiscal quarters ending March 31, 2008 and thereafter	1.90:1

For the four fiscal quarters ended December 31, 2005 our interest coverage ratio was 4.27:1, our leverage ratio was 4.24:1, and our fixed charge coverage ratio was 2.69:1. There can be no assurance that we will continue to be in compliance with such financial ratios. In order to be in compliance with such financial ratios in respect of the four fiscal quarters ending December 31, 2006, we will need to generate Adjusted EBITDA during such period that is nearly equal to the amount of Adjusted EBITDA we generated in 2005. Because the financial ratios become more restrictive over time, our financial performance will need to improve after 2006 in order for us to remain in compliance with the financial ratios in subsequent periods. Our ability to comply with the financial ratios may be affected by events beyond our control, such as prevailing economic, financial and industry conditions, including unfavorable foreign currency movements relative to the US Dollar.

Our credit facility limits the amount of our capital expenditures in any given fiscal year to an amount less than $44 million for each fiscal year from 2005 through 2009 and $50 million for fiscal year 2010 and fiscal year 2011, in each such case exclusive of excess cash amounts permitted to be spent on capital expenditures; provided that in addition to these maximum amounts, subject to the other provisions of the credit facility, we are permitted to make additional capital expenditures solely to expand press felt production capacity in Brazil in 2006 in the aggregate amount of up to $8.4 million and in 2007 in the aggregate amount of up to $8.2 million.

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

Our credit facility also restricts our ability to declare and pay dividends on our common stock as follows:

•	we will be permitted to pay dividends in an amount not to exceed $10 million in the aggregate per fiscal quarter until December 31, 2006, subject to there being no default or event of default under our credit facility as described below;

•	beginning on December 31, 2006, we may pay dividends on each quarterly dividend payment date up to an amount that, when added to the amount of dividends paid on the three most recent prior quarterly dividend payment dates, does not exceed 75% of our pre-dividend free cash flow (as defined in our new credit facility) for the four fiscal quarters ended immediately prior to such dividend payment date. “Pre-dividend free cash flow” is defined in our credit facility as Adjusted EBITDA minus the sum of (i) net interest expense paid in cash, (ii) net cash taxes, (iii) cash capital expenditures (reduced by the amount of any asset sale, insurance or condemnation proceeds which we are permitted to retain in our business, any capital expenditures made with the proceeds of previously generated surplus cash and any capital expenditures used to expand press felt production capacity in Brazil in 2006 (up to $8.4 million) and 2007 (up to $8.2 million)), (iv) all scheduled debt repayments, (v) cash restructuring expenses (up to specified amounts per the credit facility) and (vi) cash payments of withholding taxes from proceeds of the repurchase, redemption or retention of our common stock relating to equity incentive awards; and

•	we may not pay dividends if a default or event of default under our new credit facility has occurred and is continuing or would occur as a consequence of such payment.

Pre-dividend free cash flow (as defined in our credit facility) does not represent the amount we intend to distribute as dividends for any period but rather is a restriction on the maximum level of dividend payments, if any, that we will be permitted to declare and pay under the terms of our credit facility. See “—Dividend Policy” above.

Contractual Obligations and Commercial Commitments

The following table provides aggregated information about our contractual obligations as of December 31, 2005.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt (1)	$639.6	$8.6	$12.8	$12.8	$605.4
Operating leases	15.6	3.3	4.7	3.4	4.2
Purchase obligations (2)	32.4	26.6	4.1	1.7	–
Pension and other postretirement obligations	85.8	6.7	14.4	16.1	48.6

Total contractual cash obligations	$773.4	$45.2	$36.0	$34.0	$658.2

(1)	Consists of the principal amount outstanding and excludes the amount of interest payable on such long-term debt as of December 31, 2005. The estimated interest payments on our long-term debt are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
(2)	Includes obligations with respect to raw materials purchases, repair and maintenance services, utilities and capital expenditures.

Off-Balance Sheet Financing

During the year ended December 31, 2005, we have not engaged in material off-balance sheet activities, including the use of structured finance or specific purpose entities.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principals (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. Actual results could differ from those estimates. We have formal accounting policies in place including those that address critical and complex accounting areas. Note 3 to the consolidated financial statements included elsewhere in this Annual Report identify the significant accounting policies used in preparation of the consolidated financial statements. The most significant areas involving management judgments and estimates are described below.

Revenue Recognition. Our revenue primarily consists of the sale of paper machine clothing and roll covers. Revenue is considered to be realized or realizable and earned when all of the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred; the price is fixed or determinable; the risk of loss and title has passed to the customers; and collectibility is reasonably assured. These criteria are generally met at the time of shipment unless a consignment arrangement exists. Revenue from consignment arrangements is recognized based on product usage indicating sales are complete or as conditions are met. We allow our customers to return defective or damaged products for credit. Our estimate for sales returns is based upon contractual commitments and historical trends and is recorded as a reduction to net sales.

Allowance for Doubtful Accounts. The allowance for doubtful accounts is maintained at a level considered by management to be adequate to absorb an estimate of probable future losses existing at the balance sheet date. In estimating probable losses, we review accounts that are past due, non-performing or in bankruptcy. We also use general information regarding industry trends, the general economic environment and information gathered through our network of field-based employees. We arrive at an estimated loss for specific accounts based on historical trends. This process is based on estimates, and ultimate losses may differ from those estimates. Uncollectible receivable balances are written off when we determine that the balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance when received.

Inventories. We value our inventories for financial reporting purposes at the lower of cost or market value. Raw materials costs are determined on a weighted average basis. In addition to the raw material component of our work in process and finished goods, we specifically identify the cost of labor and overhead components based on actual inputs to production. We record provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires us to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. A significant decline in demand for our products as compared to forecasted amounts may result in the recording of additional provisions for excess inventory in the future.

Property and Equipment. Property and equipment additions are recorded at cost. The property and equipment we acquire in connection with acquisitions is recorded at fair market value as of the acquisition date. We estimate useful lives of our property and equipment, and depreciate the cost on a straight line basis over these estimated lives. Thus, the depreciation expense is based on estimates, and the ultimate useful lives may be different from these estimates. The estimated useful lives are as follows:

Asset		Years

Buildings and improvements		3-50

Machinery and equipment	—Heavy	16-25

	—General	13-15

	—Light	6-12

	—Molds, tools, office and computers	2-5

Impairment of Long-Lived Assets. We review our long-lived assets for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Our policy is to evaluate long-lived assets for impairment at a plant level for each operating unit. If actual market conditions are less favorable than management’s projections, future write-offs may be necessary.

Goodwill. We account for acquired goodwill and intangible assets in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”). As a result, goodwill and other indefinite lived assets are not amortized. Purchase accounting required by SFAS No. 141 involves judgment with respect to the valuation of the acquired assets and liabilities in order to determine the final amount of goodwill. We believe that the estimates that we have used to record prior acquisitions are reasonable and in accordance with SFAS No. 141.

Impairment of Goodwill and Indefinite-Lived Intangible Assets. We account for acquired goodwill and goodwill impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). This pronouncement requires considerable judgment in the valuation of acquired goodwill and the ongoing evaluation of goodwill impairment.

We perform an annual test for goodwill impairment as of December 31st at the business segment level. We have two business segments: clothing and roll covers. For the purpose of performing the annual impairment test we allocate all shared assets and liabilities to the business segments based upon the percentage of each segment’s revenue to total revenue. Shared expenses are allocated to each segment to the extent necessary to allow them to operate as independent businesses. To determine if impairment exists, the fair value of each business segment is compared to its carrying value. Fair value was determined by using a weighted combination of both a market multiple approach and an income approach. The market multiple approach utilizes market transactions, ownership interests or securities traded in public companies (i.e. guideline companies) to determine measures that are used to value the Company’s business segments. The income approach is a present value technique used to measure the fair value of future cash flows produced by each business segment. The results of the test as of December 2005 and 2004 indicated that there was no impairment of goodwill.

Contingencies. We are subject to various claims and contingencies associated with lawsuits, insurance, tax, environmental and other issues arising out of the normal course of business. Our consolidated financial statements reflect the treatment of claims and contingencies based on management’s view of the expected outcome. We consult with legal counsel on those issues related to litigation with respect to matters in the ordinary course of business. If the likelihood of an adverse outcome is probable and the amount is estimable, we accrue a liability in accordance with SFAS No. 5, “Accounting for Contingencies.” While we believe that the current level of reserves is adequate, the adequacy of these reserves may change in the future due to new developments in particular matters.

Income Taxes. We utilize the asset and liability method for accounting for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

We have recognized a net deferred tax liability of $27.4 million and $37.5 million at December 31, 2005 and 2004, respectively. The deferred taxes relate principally to pension and post-retirement benefits and differences between the book and tax basis of property and equipment.

We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Relevant evidence, both positive and negative, is considered in determining the need for a valuation allowance. Information evaluated includes our financial position and results of operations for the current and preceding years as well as an evaluation of currently available information about future years. In light of our accumulated loss position in certain tax jurisdictions at December 31, 2005, and the uncertainty of profitability in future periods, we recorded valuation allowances for deferred tax assets primarily related to net operating loss carryforwards in the United States, United Kingdom, and Sweden.

Undistributed earnings of our foreign subsidiaries amounted to approximately $201 million and $156 million at December 31, 2005 and 2004, respectively. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for US income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both US income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign jurisdictions. Determination of the amount of unrecognized deferred US income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards and net operating loss carryforwards would be available to reduce some portion of the liability.

In addition, we operate within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits can involve complex issues and rely on estimates and assumptions. These audits may require an extended period of time to resolve and may cover multiple years. Although the Company believes that the estimates and assumptions are reasonable, the final determination of tax audits and any related litigation could be different than that which is reflected in historical income tax provisions and recorded assets and liabilities. Due to the complexity involved, the Company is not able to estimate the range of reasonably possible losses in excess of amounts recorded.

Derivatives and Hedging Activities. We have entered into several different types of derivative instruments. Certain of these instruments are treated as hedges under SFAS No. 133 and include interest rate swaps and caps that qualify as cash flow hedges and foreign currency forward contracts that qualify as either cash flow or fair value hedges. We enter into derivative financial arrangements to hedge a variety of risk exposures, including interest rate risks associated with long-term debt. In accordance with SFAS No. 133, we record the fair value of these instruments within the consolidated balance sheet. Gains and losses from derivative financial instruments are largely offset by gains and losses on the underlying transactions. While we intend to continue to meet the conditions for hedge accounting, if hedges were not to be highly effective in offsetting cash flows attributable to the hedged risk, the changes in the fair value of the derivatives used as hedges could have a material effect on our consolidated financial statements.

Estimates Used Related to Restructuring. We have engaged in a number of restructuring activities over the last several years and we account for such restructuring activities in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Our restructuring activities require our management to utilize significant estimates related to realizable values of assets that were made redundant or obsolete and expenses for severance and other employee separation costs, lease cancellation and other exit costs. This process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. We continue to evaluate the adequacy of the remaining liabilities under these restructuring initiatives. As we continue to evaluate the business, there may be changes in estimates to amounts previously recorded as actions progress and are completed.

Pension and Other Post-Retirement Benefits. The determination of the obligation and expense for pension and other post-retirement benefits is dependent on the selection of certain actuarial assumptions used in calculating such amounts. These assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and health care costs. These assumptions are reviewed and updated annually based on relevant external and internal factors and information.

Stock Based Compensation. As permitted under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, we have elected to follow the provisions of Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, to account for stock-based awards to employees (“APB No. 25”).

Under APB No. 25, compensation expense with respect to such awards is not recognized, if the price of the shares underlying the awards was greater than the market closing price of our common shares on the date of grant,.

SFAS No. 123 requires the measurement of the fair value of the employee stock-based awards to be included in the consolidated statements of operations or disclosed in the notes to the consolidated financial statements. We have determined that we will account for stock-based compensation granted to employees under APB No. 25, and will elect the disclosure-only alternative under SFAS No. 123. In determining the pro forma compensation expense for awards that are performance-based, we use the Monte Carlo pricing model which requires the use of judgment in the selection of the inputs to the model.

New Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs—an Amendment of ARB No. 43, Chapter 4. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage, requiring these items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this accounting principle is not expected to have a significant impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (Revised 2004) (“SFAS No. 123R”). This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the Company’s equity securities or may be settled by the issuance of these securities. SFAS No. 123R discontinues the accounting for share-based compensation using APB No. 25 and generally requires that such transactions be accounted for using a fair value method. In April 2005, the Securities and Exchange Commission issued a release, which amends the compliance dates for SFAS No. 123R. We will now be required to adopt the new accounting provisions beginning in the first quarter of fiscal 2006. Until we adopt SFAS No. 123R, we will continue to account for our stock compensation in accordance with APB No. 25 as described in Note 14. The full impact that the adoption of this statement will have on the Company’s financial position and results of operations will be determined based upon the share-based payments granted under the Company’s 2005 Equity Incentive Plan (the 2005 Plan), which was adopted on May 19, 2005.

Following the provisions of APB No. 25 as allowed under SFAS No. 123 did not have a significant impact on our financial position or results of operations with respect to stock options and restricted stock that were outstanding prior to the completion of our initial public offering on May 19, 2005. Both the stock options and restricted stock vested upon the completion of the initial public offering and we measured and recorded compensation expense at that time based on the then current fair value of the options and restricted stock. Because vesting of the stock options and restricted stock did not occur until the completion of our offering, there was no difference in compensation expense charged to the consolidated statements of operations under the two methods; thus the pro forma net loss under SFAS No. 123 and the reported net loss were identical.

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

	Twelve Months Ended December 31,
	2005	2004	2003
	(in thousands)
Net cash provided by operating activities	$54,709	$78,701	$106,405
Interest expense, net	49,817	67,235	63,290
Net change in operating assets and liabilities	7,938	(10,972)	(6,644)
Income tax provision	13,917	26,641	40,423
Stock-based compensation	(17,352)	(279)	—
Deferred financing cost amortization	(3,037)	(984)	(1,032)
Deferred taxes	1,981	(4,785)	(25,905)
Deferred interest	(813)	(12,163)	(11,314)
Asset impairment	(175)	(10,331)	(4,769)
Unrealized foreign exchange gain (loss) on indebtedness, net	3,952	(5,606)	(11,881)
Loss on early extinguishment of debt	(4,886)	—	(673)
Gain on disposition of property and equipment	952	—	—

EBITDA	107,003	127,457	147,900
Expenses related to debt or equity financing	7,820	7,429	2,493
Loss on early extinguishment of debt	4,886	—	673
Unrealized foreign exchange gain (loss) on indebtedness, net	(3,952)	5,606	11,881
Restructuring expenses (A)	11,000	21,351	10,971
Non-cash compensation and related expenses	17,352	4,374	—
Expenses related to reorganization of Brazilian subsidiaries	4,144	925	—
Non-recurring expenses resulting from cost reduction programs (B)	7,283	—	—

Adjusted EBITDA	$155,536	$167,142	$173,918

(A)	Restructuring expenses that can be added back to determine Adjusted EBITDA are capped at $11,000 for 2005.

(B)	In accordance with the definition of Adjusted EBITDA in our credit facility, certain fees, expenses and charges deducted in computing net income determined by us to be non-recurring, which determination was accepted by the administrative agent under the facility, by virtue of changes in our method of operations pursuant to our cost reduction programs have been added back to Adjusted EBITDA for the year ended December 31, 2005. These fees, expenses and charges include (1) $850 of environmental charges in connection with facility closures pursuant to cost reduction programs and (2) $6,433 related to certain operating costs incurred in connection with the transition of production operations from a closed facility to another facility.

Comparable fees, expenses and charges to those in the table above were not added back to Adjusted EBITDA for the twelve month period ended December 31, 2004. The twelve months ended December 31, 2004 would have been $172,392 after adding back $5,250 of such fees, expenses and charges (consisting of $3,750 of environmental charges in connection with facility closure pursuant to cost reduction programs and $1,500 of operating costs incurred in connection with the transition of production operations from a closed facility to another facility). There are no such comparable fees, expenses or charges for the year ended December 31, 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Hedging. We have foreign currency cash flow and earnings exposure with respect to specific sale transactions denominated in currencies other than the functional currency of the unit incurring the costs associated with such transactions. To mitigate the risks related to this exposure, we utilize forward currency contracts in certain circumstances, to lock in exchange rates with the objective that the gain or loss on the forward contracts will approximate the loss or gain on the transaction or transactions being hedged. We determine whether to enter into hedging arrangements based upon the size of the underlying transaction or transactions, an assessment of the risk of adverse movements in the applicable currencies and the availability of a cost-effective hedging strategy. In South America, substantially all of our sales are indexed to US Dollars, but the associated costs are recorded in the local currencies of the operating units. Generally, we do not hedge this US Dollar exposure as it would not be cost effective due to the relatively inefficient foreign exchange markets for local currencies in that region. To the extent we do not engage in hedging or such hedging is not effective, changes in the relative value of currencies can affect our profitability.

As of December 31, 2005, we had open foreign currency exchange contracts maturing through December 2006 with total net notional amounts of approximately $20 million. At December 31, 2005, we prepared an analysis to determine the sensitivity of our forward foreign exchange contracts to changes in exchange rates. A hypothetical adverse exchange rate movement of 10% against our forward foreign exchange contracts would have resulted in a potential net loss in fair value of these contracts of approximately $2.0 million. All such losses on these forward foreign exchange contracts would be substantially offset by gains on the underlying transactions that we had hedged.

In connection with our previous senior and mezzanine debt, we had non-hedged currency exposure during the years ended December 31, 2005 and 2004, respectively, on certain indebtedness related to (i) indebtedness denominated in Euros at our U.S. subsidiaries, whose functional currency is the US dollar, and (ii) indebtedness denominated in U.S. dollars at our foreign subsidiaries, whose functional currency is the Euro. The Company no longer has this exposure as this debt was paid off at the time of our initial public offering on May 19, 2005.

For additional information about the risks associated with fluctuations in currency exchange rates, see “—Foreign Exchange.”

Interest Rate Hedging. Our senior credit facility has a variable interest rate. We entered into interest rate swap contracts effective June 30, 2005 pursuant to which we pay fixed rates on US Dollar notional amounts while receiving the applicable floating LIBOR rates. The interest rate swap contracts effectively fix the interest rate on 85% of the term loan portion of the credit facility for three years. As of December 31, 2005, the weighted average interest rate on the effectively fixed portion of the term loan facility was 5.53%; the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 5.83%. On February 8, 2006, we amended our credit facility agreement and increased the margin of our US Dollar LIBOR term loans from 2.00% to 2.25% which changed the weighted average on the effectively fixed portion of the term loan facility to 5.67%. We estimate that a 1% change in the LIBOR rate would increase our interest expense on the term debt by approximately $1 million on an annual basis during the three years during which we expect will be covered by the interest rate swap agreements.

We also had interest rate swaps during the years ended December 31, 2005 and 2004 in connection with our previous senior and mezzanine debt, pursuant to which we paid fixed rates on Eurodollar, US Dollar and Canadian Dollar notional amounts while receiving the applicable floating LIBOR rates from the counter-parties on our previously existing debt. In addition to these interest rate swaps, interest on the US Dollar-denominated portion of the mezzanine debt had a fixed rate. We used the proceeds from our initial public offering, together with borrowings under the new credit facility, to repay all outstanding borrowings under our previously existing senior and mezzanine credit facilities and our interest rate swap contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statements required to be filed under this Item 8, other than selected quarterly financial data, are filed as Appendix A hereto, are listed under Item 15(a) and are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements. The following documents are filed as Appendix A hereto and are included as part of this Annual Report on Form 10-K:

Financial Statements of Xerium Technologies, Inc:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules. The following financial statement schedule is included as part of this Annual Report on Form 10-K:

Schedule II, Valuation and Qualifying Accounts

Certain schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(a)(3) Exhibits. The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding such exhibits, and are incorporated herein by this reference. We have identified with plus symbols in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Youngsville, North Carolina, on March 1, 2006.

XERIUM TECHNOLOGIES, INC.

By:	/S/ THOMAS GUTIERREZ
Thomas Gutierrez President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities on March 1, 2006.

Signature	Title

/S/ THOMAS GUTIERREZ Thomas Gutierrez	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ MICHAEL O’ DONNELL Michael O’Donnell	Chief Financial Officer and Director (Principal Financial and Accounting Officer)

/S/ DONALD P. AIKEN Donald P. Aiken	Director

/S/ MICHAEL PHILLIPS Michael Phillips	Director

/S/ JOHN S. THOMPSON John S. Thompson	Director

/S/ EDWARD PAQUETTE Edward Paquette	Director

/S/ JOHN SAUNDERS John Saunders	Director

Appendix

Index to Consolidated Financial Statements

XERIUM TECHNOLOGIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors

Xerium Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Xerium Technologies, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xerium Technologies, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 15, 2006

XERIUM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2005	2004
	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$59,976	$24,002
Accounts receivable (net of allowance for doubtful accounts of $2,277 in 2005 and $2,034 in 2004)	102,568	113,283
Inventories	96,713	110,931
Prepaid expenses	5,507	4,131
Other current assets	14,387	9,717

Total current assets	279,151	262,064
Property and equipment, net	362,118	393,621
Goodwill	298,495	320,297
Intangible assets and deferred financing costs, net	38,356	30,804
Other assets	6,741	13,079

Total assets	$984,861	$1,019,865

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable	$9,523	$11,014
Accounts payable	37,940	39,217
Accrued expenses	55,770	72,720
Current maturities of long-term debt	8,582	45,703

Total current liabilities	111,815	168,654
Long-term debt, net of current maturities	631,027	771,132
Deferred taxes	37,369	42,050
Pension, other postretirement and postemployment obligations	94,854	92,514
Other liabilities	450	611
Commitments and contingencies (Note 13)	—	—
Stockholders’ equity (deficit)
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares outstanding as of December 31, 2005 and 2004	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 43,725,093 and 31,013,482 shares outstanding as of December 31, 2005 and 2004, respectively	437	310
Paid-in capital	199,285	6,548
Accumulated deficit	(64,567)	(46,891)
Accumulated other comprehensive loss	(25,809)	(15,063)

Total stockholders’ equity (deficit)	109,346	(55,096)

Total liabilities and stockholders’ equity (deficit)	$984,861	$1,019,865

See accompanying notes.

XERIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2005	2004	2003
	(dollars in thousands except per share data)
Net sales	$582,420	$582,480	$560,668
Costs and expenses:
Cost of products sold	337,932	326,760	301,682
Selling	70,084	68,504	67,074
General and administrative	90,130	66,986	65,220
Restructuring	11,958	19,533	10,971
Research and development	9,563	8,819	7,093
Offering costs	—	7,429	—

	519,667	498,031	452,040

Income from operations	62,753	84,449	108,628
Interest expense	(51,759)	(67,805)	(64,001)
Interest income	1,942	570	711
Foreign exchange gain (loss)	3,773	(4,669)	(8,050)
Loss on early extinguishment of debt	(4,886)	—	(673)

Income before provision for income taxes	11,823	12,545	36,615
Provision for income taxes	13,917	26,641	40,423

Net loss	$(2,094)	$(14,096)	$(3,808)

Net loss per share:
Basic	$(.05)	$(0.45)	$(0.12)

Diluted	$(.05)	$(0.45)	$(0.12)

Shares used in computing net loss per share:
Basic	38,884,233	31,013,482	31,013,482

Diluted	38,884,233	31,013,482	31,013,482

Cash dividends per common share	$0.33	$—	$—

See accompanying notes.

XERIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2002	31,013,482	$310	$5,358	$(28,987)	$(52,900)	$(76,219)
Components of comprehensive loss:
Net loss	—	—	—	(3,808)	—	(3,808)
Foreign currency translation adjustments	—	—	—	—	20,692	20,692
Minimum pension liability adjustment, net of income taxes of $658	—	—	—	—	(1,048)	(1,048)
Change in value of derivative instruments, net of income taxes of $1,571	—	—	—	—	2,900	2,900
Valuation allowance for income taxes	—	—	—	—	(4,980)	(4,980)

Total other comprehensive income	—	—	—	—	—	13,756
Components of paid-in capital:
Transactions with former parent	—	—	(3,699)	—	—	(3,699)
Imputed interest from shareholder note	—	—	1,574	—	—	1,574

Balance at December 31, 2003	31,013,482	310	3,233	(32,795)	(35,336)	(64,588)
Components of comprehensive loss:
Net loss				(14,096)		(14,096)
Foreign currency translation adjustments					13,450	13,450
Minimum pension liability adjustment, net of income taxes of $0					(29)	(29)
Change in value of derivative instruments, net of income taxes of $41					6,852	6,852

Total other comprehensive income						6,177
Components of paid-in capital:
Transactions with former parent	—	—	1,139	—	—	1,139
Imputed interest from shareholder note	—	—	1,897	—	—	1,897
Compensation expense associated with share issuance	—	—	279	—	—	279

Balance at December 31, 2004	31,013,482	310	6,548	(46,891)	(15,063)	(55,096)
Components of comprehensive loss:
Net loss				(2,094)		(2,094)
Foreign currency translation adjustments					(12,346)	(12,346)
Minimum pension liability adjustment, net of income taxes of $1,096					(5,746)	(5,746)
Change in value of derivative instruments, net of income taxes of $(49)					7,346	7,346

Total other comprehensive loss						(12,840)
Components of paid-in capital:
Imputed interest from shareholder note	—	—	825	—	—	825
Transfer of equity interest from former parent	1,842,546	18	(18)	—	—	—
Redemption of shares from former parent	(2,125,663)	(21)	21	—	—	—
Redemption of management shares	(404,505)	(4)	(4,547)	—	—	(4,551)
Conversion of shareholder notes	—	—	38,493	—	—	38,493
Issuance of common stock, net of issuance costs	13,399,233	134	160,657	—	—	160,791
Offering costs	—	—	(20,046)	—	—	(20,046)
Dividend to former parent	—	—	—	(1,153)	—	(1,153)
Compensation expense	—	—	17,352	—	—	17,352
Dividends paid to stockholders	—	—	—	(14,429)	—	(14,429)

Balance at December 31, 2005	43,725,093	$437	$199,285	$(64,567)	$(25,809)	$109,346

See accompanying notes.

XERIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
	2005	2004	2003
	(dollars in thousands)
Operating activities
Net loss	$(2,094)	$(14,096)	$(3,808)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	17,352	279	—
Depreciation	41,190	43,505	43,883
Amortization of other intangibles	4,173	4,172	4,112
Deferred financing cost amortization	3,037	984	1,032
Unrealized foreign exchange (gain) loss on revaluation of debt	(3,952)	5,606	11,881
Deferred taxes	(1,981)	4,785	25,905
Deferred interest	813	12,163	11,314
Asset impairment	175	10,331	4,769
Loss on early extinguishment of debt	4,886	—	673
Gain on disposition of property and equipment	(952)	—	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	4,336	(1,121)	6,682
Inventories	8,060	8,449	2,474
Prepaid expenses	(1,816)	(263)	439
Other current assets	(8,444)	312	3,809
Accounts payable and accrued expenses	(10,850)	1,683	(7,663)
Deferred and other long term liabilities	(710)	604	2,112
Other	1,486	1,308	(1,209)

Net cash provided by operating activities	54,709	78,701	106,405

Investing activities
Capital expenditures, gross	(35,829)	(36,593)	(43,817)
Proceeds from disposals of property and equipment	7,103	952	4,336
Other	4	(920)	423

Net cash used in investing activities	(28,722)	(36,561)	(39,058)

Financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(147)	(1,547)	1,836
Proceeds from borrowings (maturities longer than 90 days)	650,000	—	134,260
Principal payments on debt	(749,098)	(37,539)	(199,252)
Issuance of common stock	160,791	—	—
Redemption of common stock	(4,551)	—	—
Cash dividends on common stock	(14,429)	—	—
Costs related to public offering and refinancing	(35,787)	(4,589)	(13,875)
Other	(1,153)	550	(5,625)

Net cash provided by (used in) financing activities	5,626	(43,125)	(82,656)

Effect of exchange rate changes on cash flows	4,361	2,693	4,769

Net increase (decrease) in cash	35,974	1,708	(10,540)
Cash and cash equivalents at beginning of year	24,002	22,294	32,834

Cash and cash equivalents at end of year	$59,976	$24,002	$22,294

Interest payments	$49,437	$52,696	$53,692

Income tax payments	$18,860	$21,583	$22,231

See accompanying notes.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands except per share data)

December 31, 2005

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

2. Initial Public Offering and Reorganization

The Company completed its initial public offering, with a related debt refinancing, and a reorganization on May 19, 2005.

Prior to the offering, Xerium Technologies, Inc. was an indirect, wholly-owned subsidiary of Xerium S.A.; subsequent to the offering the Company directly or indirectly holds all of the operating subsidiaries and related holding companies of the former corporate group of Xerium S.A., excluding the former parent, Xerium S.A., and two holding company subsidiaries of Xerium S.A., Xerium 2 S.A. and Xerium 3 S.A. The accompanying consolidated financial statements for all periods presented reflect only those operations of the Company after the effect of this reorganization.

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

In connection with the offering, Xerium Technologies, Inc. issued 13,399,233 shares of common stock at a public offering price of $12 per share and entered into a $750,000 credit facility agreement, under which a $650,000 term loan with a 7 year maturity was borrowed. In connection with the offering, the Company repaid $752,500 of principal and interest on senior bank debt, mezzanine bank debt and certain non-interest bearing shareholder notes, as well as $1,354 of contractual payments under various rate swap agreements which were used to hedge the floating rate senior and mezzanine debt. The Company wrote off $4,886 of deferred financing costs related to the repayment of this debt as of May 19, 2005, which has been classified as loss on early extinguishment of debt in the accompanying statements of operations. See Notes 7 and 8 for additional disclosure related to the issuance of debt. On February 8, 2006 the Company amended its credit facility agreement with its lenders (see Note 17).

Costs related to the reorganization, debt recapitalization and the offering that occurred on May 19, 2005 include the following:

•	$41,396 of fees and expenses including (i) $10,049 to underwriters (charged against paid-in capital), (ii) $13,125 to arrangers and lenders (capitalized as deferred financing costs) and (iii) $18,222 of other fees and expenses (including $9,997 related to the offering and charged against paid-in capital; $6,871 related to the debt recapitalization and capitalized as deferred financing costs and $1,354 charged to interest expense related to contractual payments under various rate swap agreements which were used to hedge the floating rate of previously existing senior and mezzanine debt);

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2005

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

Upon completion of the offering, the total amount of the Company’s authorized capital stock consisted of 150,000,000 shares of $.01 par value common stock and 1,000,000 shares of $.01 par value preferred stock, of which 43,725,093 shares of common stock were outstanding and no shares of preferred stock were outstanding.

3. Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared on the basis of U.S. Generally Accepted Accounting Principles. The consolidated financial statements include the accounts of Xerium Technologies, Inc. and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

Revenue Recognition

Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery including transfer of title has occurred, and there is a reasonable assurance of collection of the sales proceeds. The Company generally obtains written purchase authorizations from customers

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2005

for a specific product at a specified price and considers delivery and transfer of title to have occurred primarily at the time of shipment. Revenue is recorded net of applicable allowances, including estimated allowances for returns, rebates, and other discounts. The Company sells to certain customers on a consignment basis. As part of the consignment agreement the Company delivers the goods to a location designated by the customer. In addition, the customer and the Company agree to a “sunset” date, which represents the date by which the customer must accept all risks and rewards of ownership of the product and payment terms begin. For consignment sales, revenue is recognized based on actual product usage or the “sunset” date.

Classification of Costs and Expenses

Cost of products sold includes raw materials, manufacturing labor, direct and indirect overhead costs, product freight, and depreciation of manufacturing plant and equipment. Warehousing costs incurred as a result of customer-specific delivery terms are also included in cost of products sold.

Selling expenses include direct sales force salaries, commissions and expenses as well as agents’ commissions and fees, other warehousing costs, advertising costs and marketing costs.

General and administrative expenses include costs relating to management and administrative staff such as employee compensation and benefits, travel and entertainment, and other non-manufacturing facility occupancy costs including rent expense and professional fees, as well as depreciation on non-manufacturing equipment and office supplies and expenses.

Research and development expenses are comprised of engineering staff wages and associated fringe benefits, as well as the cost of prototypes, testing materials and non-capitalizable testing equipment.

Advertising Costs

Selling expenses include advertising expenses of $2,571, $2,867 and $2,490 in 2005, 2004 and 2003, respectively. The Company expenses all advertising costs as incurred.

Translation of Financial Statements

The reporting currency of the Company is US Dollars. Assets and liabilities of non-US operations are translated at year-end rates of exchange, and the consolidated statements of operations and cash flows are translated at the average rates of exchange during the year. Gains and losses resulting from translating non-US Dollar denominated financial statements are recorded in “Accumulated Other Comprehensive Loss” as a component of stockholders’ equity (deficit).

Foreign Exchange

Foreign exchange gains and losses arising out of transactions denominated in currencies other than a subsidiary’s functional currency are recorded in the consolidated statements of operations. Net exchange gains and losses are recorded in “Foreign exchange gain (loss)” and amounted to a gain of $3,773 and losses of $4,669 and $8,050 for the years ended December 31, 2005, 2004 and 2003, respectively.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2005

Derivatives and Hedging

The Company accounts for its derivative instruments in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS No. 133). SFAS No. 133 requires companies to record derivatives on their balance sheets as either assets or liabilities measured at their fair value. All changes in the fair value of derivatives are recognized currently in earnings unless specific hedge criteria are met, which requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

There are two types of hedges into which the Company enters: hedges of fair value exposure and hedges of cash flow exposure. Hedges of fair value exposure are entered into in order to hedge the fair value of a recognized asset or liability, or a firm commitment. Hedges of cash flow exposure are entered into in order to hedge a forecasted transaction or the variability of cash flows to be paid related to a recognized liability. On the date the derivative contract is executed, the Company designates the derivative as either a fair value or a cash flow hedge. Changes in derivative fair values that are designated as fair value hedges are recognized in earnings as offsets to the changes in fair value of the related hedged assets, liabilities and firm commitments. Changes in the effective portion of the derivative fair values that are designated as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive loss until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative’s change in fair value is immediately recognized in earnings.

The Company had also entered into swaption agreements which expired in 2004. The agreements were not accounted for as hedges, thus all changes in the fair value of these instruments were recorded through earnings.

The Company’s derivative and hedging activities are discussed in Note 9.

Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with maturities of three months or less when acquired.

Allowance for Doubtful Accounts

Bad debt provisions are included in general and administrative expense. The amounts recorded are generally derived based upon specific customer credit history and payment trends, while also factoring in any new business conditions that might impact the historical analysis.

Inventories

Inventories are valued at the lower of cost or market. Raw materials are valued principally on a weighted average basis. The Company’s work in process and finished goods are specifically identified and valued based on

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2005

actual inputs to production. Provisions are recorded as appropriate to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires management to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Inventory was written down by $1,009, $2,785 and $2,755 during the years ended December 31, 2005, 2004 and 2003, respectively.

Financial Instruments

The carrying value of cash and cash equivalents, trade receivables, other current assets, accounts payable, notes payable and amounts included in accruals meeting the definition of a financial instrument approximate fair value due to their short-term nature. The carrying value of long-term debt approximates fair value due to the instruments variable interest rate or short-term maturity (see Note 8). The Company determines estimated fair values based upon quoted market values where applicable or management estimates.

Long-lived Assets

Property and equipment

Property and equipment acquired in connection with acquisitions are recorded at fair value as of the date of the acquisition, and subsequent additions are recorded at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Asset	Years
Buildings and improvements	3-50
Machinery and equipment —Heavy	16-25
—General	13-15
— Light	6-12
—Molds, tools, office and computers	2-5

Intangible assets

Intangible assets consist of patents, licenses, trademarks and deferred financing costs.

Patents, licenses and trademarks are amortized on a straight-line basis over their remaining lives, which range from three to fifteen years. Deferred financing costs are amortized using the effective interest method as a component of interest expense over the life of the related debt.

Impairment

The Company reviews its long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that companies evaluate the fair value of long-lived assets based on the anticipated undiscounted future cash flows to be generated by the assets when indicators of impairment exist to determine if there is impairment to the carrying value. Any change in the carrying amount of an asset as a result of the Company’s evaluation has been recorded in restructuring expense in the consolidated statements of operations. Impairment charges are discussed in Note 15.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2005

Goodwill

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Accounting for Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 requires that goodwill and intangible assets that have indefinite lives not be amortized but, instead, must be tested at least annually for impairment or whenever events or business conditions warrant.

The Company performs an annual test for goodwill impairment as of December 31st at the business segment level. The Company has two business segments: clothing and roll covers. For the purpose of performing the annual impairment test, the Company allocates all shared assets and liabilities to the business segments based on the percentage of each segment’s revenue to total revenue. Shared operating expenses are allocated to the business segments to the extent necessary to allow them to operate as independent businesses. To determine if impairment exists, the fair value of each business segment is compared to its carrying value. The Company’s fair value was determined by using a weighted combination of both a market multiple approach and an income approach. The market multiple approach utilizes market transactions, ownership interests or securities traded in public companies (i.e. guideline companies) to determine measures that are used to value the Company’s business segments. The income approach is a present value technique used to measure the fair value of future cash flows produced by each business segment. The results of the tests as of December 2005 and 2004 indicated that there was no impairment of goodwill.

Stock-Based Compensation

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS No. 148”), the Company has elected to follow the provisions of Accounting Principles Board No. 25 (“APB No. 25”) to account for stock-based awards to employees. Under APB No. 25, compensation expense with respect to such awards is not recognized, if on the date the awards were granted, the award price equaled the market value of the common shares.

SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected not to adopt the fair-value recognition provisions as provided for in SFAS No. 123, but to continue to apply APB No. 25 and related interpretations in accounting for its stock-based compensation plans. As a result the Company has adopted the disclosure-only provisions of SFAS No. 148.

Net Loss Per Common Share

Net loss per common share has been computed and presented pursuant to the provisions of SFAS No. 128, Earnings per Share (“SFAS No. 128”). Net loss per share is based on the weighted-average number of shares outstanding during the period. The Company was reorganized in connection with its initial public offering, which occurred on May 19, 2005.

Prior to and in connection with the initial public offering, the Company effected a 31,013,482-for-1 stock split of the Company’s common stock. On May 19, 2005, the Company issued common shares in the offering

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2005

and granted restricted stock units to its directors, officers and certain employees. All share and per share amounts related to common stock included in the accompanying financial statements have been presented as if this stock split had occurred as of the earliest period presented to reflect the transactions above.

As of December 31, 2005, the Company had outstanding restricted stock units (“RSUs”) which were granted in 2005 (see Note 14). For the year ended December 31, 2005, these RSUs were excluded from the calculation of diluted earnings per share because the price of the shares underlying the RSUs on the date of grant was greater than the average market closing price of the common shares for the period from the date of the initial public offering through December 31, 2005 and, therefore, their effect would be antidilutive.

During the years ended December 31, 2004 and 2003, the Company’s former parent had outstanding stock options and restricted stock that were excluded from the calculation of diluted weighted average shares outstanding because vesting of such options and restricted stock was contingent upon a change of control, which did not occur until the Company’s initial public offering on May 19, 2005. Therefore, diluted net loss per share is equal to basic net loss per share for those periods, respectively.

	2005	2004	2003
Weighted-average common shares outstanding—basic	38,884,233	31,013,482	31,013,482
Dilutive effect of stock-based compensation awards outstanding	—	—	—

Weighted-average common shares outstanding—diluted	38,884,233	31,013,482	31,013,482

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, representing future tax benefits, are reduced by a valuation allowance when the determination can be made that it is “more likely than not” that all or a portion of the related tax asset will not be realized. The deferred tax provision or benefit represents the change in deferred tax assets and liabilities, excluding any amounts accounted for as components of goodwill or accumulated other comprehensive loss, from the prior year. Income taxes are further discussed in Note 10.

Commitments and Contingencies

The Company provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Costs accrued have been estimated based on consultation with legal counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and outcomes.

Offering Costs

The Company’s policy is to defer specific direct and incremental costs attributable to a proposed offering of securities. Those costs which are not direct and incremental are charged to operations. The Company wrote off

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2005

$7,429 of offering costs in the fourth quarter of 2004 relating to its previously contemplated offering of income deposit securities (IDSs). The Company included in other assets as of December 31, 2004, $7,372 of deferred offering costs that were a direct and incremental benefit to the initial public offering of common stock described in Note 2.

Forgiveness of Loans

During the year ended December 31, 2004, the Company forgave $4,095 of loans receivable from certain individuals that were recorded as contra equity in the Company’s statement of stockholders’ equity (deficit), and charged this amount, including amounts representing accrued interest expense and income tax gross-up thereon, to general and administrative expenses.

Reclassifications

Certain prior year balances have been reclassified to conform with the current year presentation. The Company has reclassified certain costs previously recorded in general and administrative expense to cost of products sold for prior years to conform to the current year presentation.

New Accounting Standards

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

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (Revised 2004) (“SFAS No. 123R”). This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the Company’s equity securities or may be settled by the issuance of these securities. SFAS No. 123R discontinues the accounting for share-based compensation using APB No. 25 and generally requires that such transactions be accounted for using a fair value method. In April 2005, the Securities and Exchange Commission issued a release, which amends the compliance dates for SFAS No. 123R. The Company will now be required to adopt the new accounting provisions beginning in the first quarter of fiscal 2006. Until the Company adopts SFAS No. 123R, the Company will continue to account for its stock compensation in accordance with APB No. 25 as described in Note 14. The full impact that the adoption of this statement will have on the Company’s financial position and results of operations will be determined based upon the share-based payments granted under the Company’s 2005 Equity Incentive Plan (the 2005 Plan), which was adopted on May 19, 2005.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2005

impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

4. Inventories

The components of inventories are as follows at:

	December 31
	2005	2004
Raw materials	$20,468	$21,774
Work in process	33,120	37,481
Finished units	43,125	51,676

	$96,713	$110,931

5. Property and Equipment

Property and equipment consists of the following at:

	December 31
	2005	2004
Land	$22,677	$25,110
Buildings and improvements	124,045	132,471
Machinery and equipment:
—Heavy	20,163	36,919
—General	294,378	284,453
—Light	63,463	74,993
—Molds, tools, office and computers	69,211	72,703

Total machinery and equipment	447,215	469,068
Construction in progress	18,371	12,092

Total	612,308	638,741
Less accumulated depreciation	250,190	245,120

	$362,118	$393,621

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2005

6. Goodwill, Intangible Assets and Deferred Financing Costs

The following table provides changes in the carrying amount of goodwill by segment for the years ended December 31, 2005 and 2004:

	Clothing	Rolls	Total
Balance at December 31, 2003	$51,297	$252,273	$303,570
Tax adjustments related to pre-acquisition depreciation	—	627	627
Foreign currency translations	4,932	11,168	16,100

Balance at December 31, 2004	56,229	264,068	320,297
Tax adjustments related to pre-acquisition depreciation	—	1,600	1,600
Foreign currency translations	(8,397)	(15,005)	(23,402)

Balance at December 31, 2005	$47,832	$250,663	$298,495

The components of intangible assets and deferred financing costs are summarized as follows at:

	December 31
	2005	2004
Patents and licenses	$28,324	$28,393
Less accumulated amortization	(18,337)	(15,496)

Net patents and licenses	9,987	12,897

Trademarks	18,900	18,900
Less accumulated amortization	(7,665)	(6,406)

Net trademarks	11,235	12,494

Deferred financing costs	19,496	7,557
Less accumulated amortization	(2,362)	(2,144)

Net deferred financing costs	17,134	5,413

Net amortizable intangible assets and deferred financing costs	$38,356	$30,804

Amortization expense for intangibles amounted to $4,173, $4,172 and $4,112 for the years ended December 31, 2005, 2004 and 2003, respectively.

As of December 31, 2005, the estimated annual intangible asset amortization expense for each of the succeeding five years totals $29,114 as follows:

2006	$7,038
2007	7,022
2008	5,450
2009	4,802
2010	4,802

7. Notes Payable

In connection with the initial public offering discussed in Note 2, the Company entered into a $750,000 credit facility agreement (see Note 8), which includes a $50,000 senior secured credit facility.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2005

Notes payable consist of the following at:

	December 31
	2005	2004
Unsecured notes	$5,374	$3,208
Secured notes	4,149	7,806

Total	$9,523	$11,014

Notes payable consist primarily of committed lines of credit at banks to fund short-term working capital needs. The unused portion of these lines of credit totaled $57,220 at December 31, 2005. The secured portion of the debt is collateralized by either discounted accounts receivable or funds available under a multi-currency revolving credit facility of $50,000 which is a part of the Company’s credit agreement. Interest rates are variable and are based upon local market rates. Annual commitment and similar fees charged by the banks approximate 0.75% of the unused facilities. Weighted-average interest rates on the total of all facilities available were 6.6% in 2005 and 5.1% in 2004, and weighted-average interest rates on outstanding borrowings were 3.2% (a range of 1.625% to 6.25%) and 3.0% as of December 31, 2005 and 2004, respectively.

8. Long -Term Debt

In connection with the initial public offering discussed in Note 2, the Company entered into a $750,000 senior secured credit facility and repaid $752,500 of principal and interest on senior bank debt, mezzanine bank debt and certain non-interest bearing shareholder notes, as well as $1,354 of contractual payments under various rate swap agreements which were used to hedge the floating rate senior and mezzanine debt. The Company wrote off $4,886 of deferred financing costs related to the repayment of this debt as of May 19, 2005, which has been classified as loss on early extinguishment of debt in the accompanying statements of operations.

The credit facility provides for a term loan in a total principal amount of $650,000 and a $100,000 senior secured revolving credit facility, which was reduced at the end of 2005 to $50,000 in connection with the completion of the legal reorganization of the Company’s Brazilian subsidiaries. The credit facility is secured by substantially all of the Company’s assets. Borrowings under the revolving credit facility and term loan facility bear interest at either (a) LIBOR plus the applicable margin or (b) the Euribor rate plus the applicable margin, in addition to certain other mandatory costs associated with syndication in the European markets or (c) CDOR plus the applicable margin. As of December 31, 2005, the applicable margin for US Dollar LIBOR term loans was 2.00% and the applicable margin for LIBOR revolving loans, Euribor loans and CDOR loans was 2.25%, provided that the applicable margin with respect to revolving loans may be reduced to 2.00% or 1.75% based on a leverage test set forth in the credit agreement. The Company entered into interest rate swap agreements that effectively fixed the interest rate on approximately 85% of the term loan credit facility for three years. As of December 31, 2005, the weighted average interest rate on the effectively fixed portion of the term loan facility was 5.53%. The revolving credit facility has a 6.5 year maturity and the term loan facility has a 7 year maturity from the date of the agreement.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2005

The credit facility provides for scheduled principal payments on the term loan of $6,406 each year, payable in quarterly installments, with the remaining $1,602 due on March 31, 2012 and $597,393 due at maturity in May 2012. This facility contains covenants based on certain measures of debt levels, interest coverage and fixed charge coverage, all calculated in relation to Adjusted EBITDA as defined in the credit agreement, and restrictions on capital expenditures and dividends.

On February 8, 2006 the Company amended its credit facility agreement with its lenders to modify certain covenants and ratios. In connection with the amendment, the Company’s applicable margin for US Dollar LIBOR term loans increased from 2.00% to 2.25% per annum and the Company paid an amendment fee of $829. Additionally, on February 21, 2006 the Company made a voluntary debt repayment of $5,000.

Long-term debt consists of the following at:

	December 31
	2005	2004
Senior Bank Debt (Secured):
Term Loan B — payable quarterly:
US Dollar denominated — LIBOR plus 2.00%, 6.53%	$348,419
Euro denominated — EURIOBOR plus 2.25%, 4.74%	223,819
Canadian Dollar denominated — CDOR plus 2.25%, 5.81%	65,195
Tranche A — Interest at LIBOR plus 2.25%, payable quarterly:
Euro denominated, 4.43%	—	$89,558
Canadian Dollar denominated, 4.93%	—	20,049
US Dollar denominated, 4.65%	—	157,963
Tranche B — Interest at LIBOR plus 2.75%, payable quarterly:
Euro denominated, 4.93%	—	39,754
Canadian Dollar denominated, 5.43%	—	41,461
US Dollar denominated, 5.15%	—	78,779
Tranche C — Interest at LIBOR plus 3.25%, payable quarterly:
Euro denominated, 5.43%	—	129,805
US Dollar denominated, 5.65%	—	44,347

	637,433	601,716
Mezzanine Bank Debt (Subordinated Security):
Euro denominated — Interest at LIBOR plus 5.00% (7.23%), payable semi-annually, plus accrued Rolled-Up Margin of 6.00%	—	85,920
US Dollar denominated — Interest at 8.50%, payable semi-annually, plus accrued Rolled-Up Margin of 7.50%	—	80,371

	—	166,291
Shareholder Notes (Unsecured):
Non-interest bearing, Euro denominated	—	42,614
Other Long-Term Debt:
Secured, interest fixed from 2.5% to 5.0%, Euro denominated	283	650
Unsecured, interest fixed at 3.5%, Euro denominated	1,893	5,564

	639,609	816,835
Less current maturities	8,582	45,703

Total	$631,027	$771,132

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2005

The aggregate maturities of long-term debt for each of the following five years and thereafter are as follows:

2006	$8,582
2007	6,406
2008	6,406
2009	6,406
2010	6,406
Thereafter	605,403

$639,609

9. Derivatives and Hedging

The Company has historically entered into several different types of derivative instruments. Certain of these derivatives are treated as hedges under SFAS No. 133 and include interest rate swaps and caps that qualify as cash flow hedges, and foreign currency forward contracts that qualify as either cash flow or fair value hedges. The Company has also entered into swaptions, which do not qualify for hedge accounting treatment under SFAS No. 133. These swaptions expired in 2004.

Cash Flow and Fair Value Hedges

The Company utilizes interest rate swaps and caps to reduce interest rate risks and utilizes foreign currency forward contracts to manage risk exposure to movements in foreign exchange rates.

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

The Company links all hedges that are designated as cash flow hedges to forecasted transactions or to floating-rate liabilities on the consolidated balance sheets. The Company also assesses, both at inception of the hedge and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Should it be determined that a derivative is not highly effective as a hedge, the Company will discontinue hedge accounting prospectively. The Company’s derivative activities are as follows:

(i) Cash Flow Hedges

The Company’s interest rate swap and cap agreements effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. All interest rate cap agreements matured on December 31, 2003 and none were entered into during the years ended December 31, 2004 and 2005. The fair value of the interest rate derivative contracts is approximately $8,113 and $(1,225) at December 31, 2005 and 2004, respectively, and is included in other current assets and accrued expenses, respectively. All changes in the fair value of these contracts are recorded in accumulated other comprehensive loss.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2005

The Company, from time to time, enters into forward exchange contracts to fix currencies at specified rates based on expected future cash flows to protect against the fluctuations in cash flows resulting from sales denominated in foreign currency over the next year. The value of these contracts is recognized at fair value based on market exchange forward rates. The fair value of these contracts amounted to a liability of ($455) and an asset of $1,585 at December 31, 2005 and 2004, respectively. The change in fair value of these contracts is included in accumulated other comprehensive loss.

(ii) Fair Value Hedges

The Company is subject to exposure from fluctuations in foreign currencies. To manage this exposure, the Company uses foreign exchange forward contracts. The value of these contracts is recognized at fair value based on forward market exchange rates and is included in general and administrative expense. The amount was not deemed material to the Company’s consolidated statements of operations in 2005, 2004 and 2003.

(iii) Other Derivatives

The Company’s interest rate swaption agreements allowed the counterparties the option to enter into interest rate swaps through 2004. There were no exercises under interest rate swaption contracts during the year ended December 31, 2004 and such swaptions expired in 2004. No swaption contracts were entered into during 2005.

10. Income Taxes

Significant components of the provision for income taxes by taxing jurisdictions are shown below:

The components of domestic and foreign income (loss) before the provision for income taxes are as follows:

	Year Ended December 31
	2005	2004	2003
U.S.	$(33,701)	$(21,833)	(14,938)
Foreign	45,524	34,378	51,553

Total	$11,823	$12,545	$36,615

The components of the income tax provision consists of the following:

	Year Ended December 31
	2005	2004	2003
Current:
U.S.	$(916)	$13	$(4,397)
Foreign	16,464	21,843	21,151

Total current	15,548	21,856	16,754
Deferred:
U.S.	2,655	3,124	19,895
Foreign	(4,286)	1,661	3,774

Total deferred	(1,631)	4,785	23,669

Total provision	$13,917	$26,641	$40,423

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2005

The tax effect of temporary differences which give rise to deferred income tax assets and liabilities are as follows:

	Year Ended December 31
	2005	2004
Deferred tax assets arising from:
Net operating loss carryforwards	$70,111	$55,766
Pension and other benefit accruals	6,745	7,640
Tax credits	—	44
Other allowances and accruals, net	27,092	25,479

Total	103,948	88,929

Deferred tax liabilities arising from:
Property and equipment, net	(37,963)	(45,711)
Intangible assets, net	(7,640)	(4,209)
Unrealized foreign exchange gains/losses	(354)	(3,515)
Other allowances and assets, net	(4,610)	(2,750)

Total	(50,567)	(56,185)
Valuation allowance	(80,755)	(70,258)

Net deferred tax liability	$(27,374)	$(37,514)

Compliance with SFAS No. 109 requires the Company to periodically evaluate the necessity of establishing or adjusting a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related tax benefit will be recognized in future periods. Because of the accumulated loss position in certain tax jurisdictions at December 31, 2005 and December 31, 2004 and the uncertainty of profitability in future periods, the Company has recorded valuation allowances as shown above for deferred tax assets primarily related to net operating loss carryforwards in the United States, the United Kingdom and Sweden.

As of December 31, 2005, the Company has pre-tax net operating loss carryforwards for federal income tax purposes of approximately $112,000 that expire on various dates through 2025 and foreign net operating loss carryforwards of approximately $55,000 that either expire on various dates or can be carried forward indefinitely.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $201,000 at December 31, 2005. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for US income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both US income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign jurisdictions. Determination of the amount of unrecognized deferred income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards and net operating loss carryforwards would be available to reduce some portion of the liability.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2005

The provision for income taxes differs from the amount computed by applying the US statutory tax rate (35%) to income before income taxes, due to the following:

	Year Ended December 31
	2005	2004	2003
Book income at US 35% statutory rate	$4,138	$4,391	$12,815
State income taxes, net of federal benefit	158	175	51
Foreign tax rate differential	(1,376)	(1,531)	(3,152)
Dividends, net of foreign tax credits	2,607	7,503	1,700
Change in valuation allowance	8,983	14,944	33,045
Tax reserve	265	—	(3,186)
Effective tax rate adjustments	(190)	(2,276)	(370)
Other, net	(668)	3,435	(480)

Total	$13,917	$26,641	$40,423

In the fourth quarter of 2005, the Company received a refund for US federal income taxes of $1,935 plus $60 of interest. This refund was for the period ended December 31, 2001 during which time the Company had undergone a reorganization that resulted in the merger of the two unrelated US consolidated tax groups. The anticipated tax issues were not disputed and the IRS issued the refund of taxes that had been previously paid.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside of the U.S. at an effective tax rate of 5.25%. The Company has evaluated the repatriation provisions and determined that it will not derive a benefit from them.

11. Pensions, Other Postretirement and Postemployment Obligations

Pension Plans

The Company has defined benefit pension plans covering substantially all of its US and Canadian employees, and employees of certain subsidiaries in other countries. Benefits are generally based on the employee’s years of service and compensation. These plans are funded in conformity with the funding requirements of applicable government regulations. Based on the funded status of the plans, a minimum pension liability in the amount of $12,409 and $5,567 has been included in the accrued benefit cost in noncurrent liabilities on the consolidated balance sheets at December 31, 2005 and 2004, respectively. Total accumulated benefit obligation related to the Company’s pension plans is $87,964 and $83,357 at December 31, 2005 and 2004, respectively.

Postretirement Plans

In addition to defined benefit pension plans, the Company sponsors various unfunded defined contribution plans that provide for retirement benefits to employees, some in accordance with local government requirements.

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

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2005

In connection with employment agreements entered into with two of the Company’s officers on May 19, 2005, the Company agreed to provide supplemental retirement benefits, which have been included in the benefit costs below.

The measurement date for defined benefit plans in the US is September 30. The measurement date for other defined benefit plans outside the US is December 31.

Postemployment Plans

The Company has several postemployment plans in various countries and accounts for these plans in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits. The Company’s postemployment obligations consist primarily of payments to be made to employees upon termination of employment, as defined, and are accrued according to local statutory laws in the respective countries. The Company’s obligation for postemployment benefits amounted to $11,959 and $15,495 as of December 31, 2005 and 2004, respectively.

Benefit Obligations and Plan Assets

A summary of the changes in benefit obligations and plan assets as of December 31, 2005 and 2004 is presented below:

	Defined Benefit Plans		Other Postretirement Benefit Plans
	2005	2004	2005	2004
Change in benefit obligation
Benefit obligation at beginning of year	$96,277	$80,882	$49,113	$46,029
Service cost	4,484	4,515	507	432
Interest cost	5,191	4,679	2,860	2,590
Plan participants’ contributions	282	438	269	178
Amendments	763	—	—	(4,658)
Actuarial (gain) loss	5,102	7,867	(3,158)	6,947
Unrecognized net liability loss	1,445	767	—	—
Currency translation impact	(6,146)	5,633	—	—
Curtailment (gain) loss	(1,643)	(739)	—	—
Administrative expenses paid	(465)	(211)	—	—
Benefits paid	(4,280)	(7,554)	(2,638)	(2,405)

Benefit obligation at end of year	$101,010	$96,277	$46,953	$49,113

Change in plan assets
Fair value of plan assets at beginning of year	$41,886	$37,484	$—	$—
Actual return on plan assets	4,825	3,298	—	—
Employer contributions	6,776	6,789	—	—
Plan participants’ contributions	282	438	—	—
Administrative expenses paid	(465)	(211)	—	—
Currency exchange impact	(1,961)	1,642	—	—
Benefits paid	(4,280)	(7,554)	—	—

Fair value of plan assets at end of year	$47,063	$41,886	$—	$—

Funded status	$(53,947)	$(54,391)	$(46,953)	$(49,113)
Unrecognized net actuarial loss	20,074	18,018	13,466	18,235
Minimum pension liability	(12,409)	(5,567)	—	—
Unrecognized prior service cost (benefit)	1,068	457	(4,194)	(4,658)

Net amount recognized in pension, other postretirement and postemployment obligations	$(45,214)	$(41,483)	$(37,681)	$(35,536)

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2005

All of the Company’s pension plans that comprise the pension obligation amounts above, have a projected benefit obligation in excess of plan assets as of the years ended December 31, 2005 and 2004.

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	December 31
	2005	2004
Projected benefit obligation	$87,340	$85,824
Accumulated benefit obligation	79,259	76,742
Fair value of plan assets	37,581	34,304

Components of Net Periodic Benefit Cost

	Defined Benefit Plans			Other Postretirement Benefit Plans
	2005	2004	2003	2005	2004	2003
Service cost	$4,484	$4,515	$4,590	$507	$432	$418
Interest cost	5,191	4,679	4,207	2,860	2,590	2,557
Expected return on plan assets	(3,021)	(2,684)	(2,136)	—	—	—
Amortization of prior service cost	60	125	28	(464)	—	—
Amortization of net loss	371	247	321	1,388	122	—

Net periodic benefit cost	$7,085	$6,882	$7,010	$4,291	$3,144	$2,975

	Defined Benefit Plans		Other Postretirement Benefit Plans
	2005	2004	2005	2004
Additional Information
Increase in minimum liability included in accumulated other comprehensive loss, net of tax	$5,746	$29	N/A	N/A

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	Defined Benefit Plans		Other Postretirement Benefit Plans
	2005	2004	2005	2004
Discount rate	5.20%	5.75%	5.75%	6.00%
Rate of compensation increase	3.28	3.56	—	—

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:

	Defined Benefit Plans		Other Postretirement Benefit Plans
	2005	2004	2005	2004
Discount rate	5.82%	5.96%	6.00%	6.25%
Expected long-term return on plan assets	7.30	7.26	—	—
Rate of compensation increase	3.87	3.74	—	—

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2005

The majority of the Plan assets are invested in marketable equity and fixed income securities managed by State Street Global Advisors (Trustee). The Investment objective of the portfolio is to outperform a composite benchmark comprised of 40% of the S&P 500 index; 10% of the Russell 2000 Index; 10% of the Morgan Stanley Capital International EAFE Index; and 40% of the Lehman Brothers Aggregate Bond Index. The Portfolio also seeks to maintain a level of volatility (measured as standard deviation of returns) which approximates that of the composite benchmark returns.

Investment risk is substantially reduced by diversification of investments within particular asset classes. The majority of the Plan’s liabilities are linked to price and salary inflation. The policy is therefore to invest the majority of the assets in investments which are expected to exceed price inflation and general salary growth over long periods. The expected future rate of return on plan assets is based on historic performance of bonds and equities and the higher returns expected by equity-based capital relative to debt capital.

Assumed health care cost trend rates at December 31 are as follows:

	2005	2004
Health care cost trend rate assumed for next year	10%	11%
Rate at which the cost trend rate is assumed to decline (the ultimate trend rate)	5.5%	5.5%
Year that the rate reaches the ultimate trend rate	2009	2009

These assumed health care cost trends have a significant impact on the amounts reported for the plan. A change of 1% in the assumed health care cost trend rates would have the following effect:

	1% increase		1% decrease
	2005	2004	2005	2004
Effect on total of service and interest cost components	$517	$444	$(418)	$(359)
Effect on accumulated postretirement benefit obligation	5,550	6,107	(4,697)	(5,103)

Plan Assets

The percentage of fair value of total plan assets for funded plans are invested as follows:

	Plan Assets at December 31
Asset Category	2005	2004
Marketable equities	74%	74%
Fixed income securities	26	26

Total	100%	100%

Contributions

The Company expects to contribute approximately $12,400 (unaudited) to its pension plans and other postretirement benefit plan in 2006.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2005

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Defined Benefit Plans	Other Postretirement Benefit Plans
2006	$3,617	$3,041
2007	3,824	3,223
2008	4,047	3,361
2009	4,355	3,487
2010	4,675	3,568
Years 2011–2015	30,322	18,302

The Company also maintains a funded retirement savings plan for US employees which is qualified under Section 401(k) of the US Internal Revenue Code. The plan allows eligible employees to contribute up to 15% of their compensation, with the Company matching 100% of up to the first 4% of employee compensation. Costs associated with the Plan are charged to the consolidated statements of operations and amounted to $990, $705 and $838 for the years ended December 31, 2005, 2004 and 2003, respectively.

In May 2004, the Financial Accounting Standards Board issued Staff Position No. 106-2 (“FSP 106-2”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) which supersedes FSP 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which was issued in December 2003. The Company elected the one-time deferral allowed under FSP 106-1 and as a result any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the previous financial statements or accompanying notes do not reflect the effects of the Act on postretirement health care benefit plans. FSP 106-2 provides authoritative guidance on the accounting for the federal subsidy and specifies the disclosure requirements for employers who have adopted FSP 106-2. The Company adopted FSP 106-2 during its third quarter of 2004 which resulted in a decrease in 2005 of its accrued post-retirement benefit cost and net periodic postretirement benefit cost of $951 and $605, respectively.

12. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability	Change in Value of Derivative Instruments	Tax Effect of Share Repurchase	Accumulated Other Comprehensive Loss
Balance at December 31, 2002	$(43,775)	$(2,319)	$(7,211)	$405	$(52,900)
Current year change	20,692	(1,048)	2,900	—	22,544
Valuation allowance of tax benefit	—	(2,171)	(2,404)	(405)	(4,980)

Balance at December 31, 2003	(23,083)	(5,538)	(6,715)	—	(35,336)
Current year change	13,450	(29)	6,852	—	20,273

Balance at December 31, 2004	(9,633)	(5,567)	137	—	(15,063)
Current year change	(12,346)	(5,746)	7,346	—	(10,746)

Balance at December 31, 2005	$(21,979)	$(11,313)	$7,483	$—	$(25,809)

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2005

13. Commitments and Contingencies

Leases

The Company leases office buildings, vehicles, and computer equipment for its worldwide operations. These leases expire at various dates through 2023. Minimum rent is expensed on a straight-line basis over the term of the lease. At December 31, 2005, future minimum rental payments due under noncancelable leases were:

2006	$3,348
2007	2,728
2008	1,981
2009	1,780
2010	1,608
Thereafter	4,198

Total minimum operating lease payments	$15,643

Operating lease rental expense was $4,140, $3,860 and $3,191 during the years ended December 31, 2005, 2004 and 2003, respectively.

Warranties

The Company offers warranties on certain products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The Company estimates the costs that may be incurred under its warranties and records a liability for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. Changes in the Company’s combined short-term and long-term warranty liabilities during the year ended December 31, 2005 and 2004 are as follows:

Balance at December 31, 2003	$1,798
Warranties provided during period	4,872
Settlements made during period	(3,688)
Changes in liability estimates, including expirations	123

Balance at December 31, 2004	3,105
Warranties provided during period	3,753
Settlements made during period	(3,530)
Changes in liability estimates, including expirations	(833)

Balance at December 31, 2005	$2,495

Collective Bargaining and Union Agreements

Approximately 77% of the Company’s employees are subject to various collective bargaining agreements or are members of trade unions, predominantly outside of the United States. Approximately 81% of these employees are covered by agreements that expire during 2006.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2005

Legal Proceedings

The Company is involved in various legal matters, which have arisen in the ordinary course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its financial position, results of operations or cash flow.

Environmental Matters

In connection with the closure of certain manufacturing facilities under its restructuring programs, the Company conducted environmental site assessments which have indicated contamination at two sites. As of December 31, 2005, the estimated remaining costs of remediation at these facilities is $1,600. The Company had recorded a charge for remediation costs of $3,750 during the year ended December 31, 2004, which represented management’s best estimates of the probable and reasonably estimable costs relating to this environmental remediation. Upon further review of the contamination at one of these facilities, it was determined that additional remediation costs would be necessary and the Company recorded an additional $850 during the third quarter of 2005. These costs are classified in general and administrative expenses and accrued expenses. The Company paid $2,805 and $186 of environmental costs in 2005 and 2004, respectively, in connection with these manufacturing facilities, resulting in a remaining reserve for remediation costs related to these facilities of $1,609 as of December 31, 2005. Actual costs incurred may vary from the estimated remaining costs of remediation at these facilities due to the inherent uncertainties involved. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of such matters will not have a material adverse effect on the financial conditions, liquidity or cash flow of the Company.

14. Stock-Based Compensation

As permitted under SFAS No. 123, the Company has elected to follow the provisions of APB No. 25 to account for stock-based awards to employees. Prior to its initial public offering on May 19, 2005, the Company’s former parent had restricted stock and stock options outstanding.

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

2005 Equity Incentive Plan

Effective May 19, 2005, the Company adopted the 2005 Equity Incentive Plan (the “2005 Plan”). The Board of Directors authorized 2,500,000 shares for grant under the 2005 Plan. Under the 2005 Plan, time-based and performance-based restricted stock units (“RSUs”) were granted to officers and employees of the Company. Each RSU represents an equal number of shares of common stock.

To earn common stock under time-based RSU’s, generally the grantee must be employed by the Company through the respective vesting dates, which occur annually on May 19, 2006, 2007 and 2008. To earn common stock under performance-based RSUs, defined shareholder return targets must be met on annual anniversary dates over the four years (two years in the case of 20,834 RSUs) following the completion of the Company’s

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2005

initial public offering on May 19, 2005. Non-employee directors were also awarded RSUs under the 2005 Plan. Such awards to directors vest upon grant and are paid out upon their termination of service as a member of the Board or a change in control, as defined. A summary of the RSUs outstanding as of December 31, 2005 and their vesting dates is as follows:

	Vesting Dates	Number of RSUs
Time-based RSUs	Annually on May 19, 2006, 2007 and 2008	425,292

Performance-based RSUs	May 19, 2009, assuming performance criteria are achieved	781,009

Performance-based RSUs	May 19, 2007, assuming performance criteria are achieved	20,834

Non-employee directors’ RSUs	May 19, 2005	12,947

Total RSUs outstanding		1,240,082

Certain time-based RSUs and all non-employee director RSUs automatically adjust to reflect additional RSU awards upon declaration of dividends by the Company. During the year ended December 31, 2005, 6,859 additional time-based RSUs and 447 additional non-employee director RSUs were issued in connection with the payment of dividends that occurred on September 15, 2005 and December 15, 2005. RSUs awarded in connection with the declaration of dividends vest according to the schedule in the table above.

RSU activity during the year ended December 31, 2005, is presented below.

	Number of RSUs	Price Range	Weighted Average Price Per RSU
Outstanding, December 31, 2004	—	$—	$—
Granted (including dividends)	1,246,332	8.40-12.01	11.64
Cancelled	(6,250)	11.66	11.66

Outstanding, December 31, 2005	1,240,082	$8.40-12.01	$11.64

Vested, December 31, 2005	12,947	$8.40-12.01	$11.58

The Company accounts for its restricted stock units in accordance with APB No. 25 and, accordingly, has recorded compensation expense of $1,845 during the year ended December 31, 2005 related to the non-employee directors and time based RSUs. No compensation expense has been recorded relating to performance based RSUs because management has determined that it is not probable that the performance targets will be met.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2005

Had compensation expense for the RSUs and prior stock options and restricted stock been determined based upon the fair value recognition provisions of SFAS No. 123, the net loss per share would have been as follows:

	For the Year Ended December 31,
	2005	2004	2003
Net loss, as reported	$(2,094)	$(14,096)	$(3,808)
Add back: Stock based compensation expense reported, net of related tax effects, for prior options and restricted stock	14,116	—	—
Add back: Stock based compensation expense reported, net of related tax effects, for time based RSUs	1,680	—	—
Less: Stock based compensation expense, net of related tax effect, for prior options and restricted stock	(14,116)	—	—
Less: Stock based compensation expense, net of related tax effect, for all RSUs	(2,346)	—	—

Net loss, pro forma	$(2,760)	$(14,096)	$(3,808)

As reported—basic and diluted	$(0.05)	$(0.45)	$(0.12)

Pro-forma—basic and diluted	$(0.07)	$(0.45)	$(0.12)

Performance-based RSUs do not receive the benefit of dividends paid by the Company during the vesting period. Fair value of performance-based RSUs granted was estimated at the measurement date of the grant using a Monte Carlo pricing model with the following assumptions:

Volatility	37%
Risk-free interest rate	3.59% (two years) and 3.73% (four years)
Dividend payment	$0.90 per year

15. Restructuring Charges

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

During 2003, the Company charged a total of $10,971 for restructuring related costs against earnings in the Clothing and Rolls segments consisting of $5,186 and $5,785, respectively. These restructuring charges included employee severance and benefit costs, property and equipment write-offs, and costs related to facility closures. The employee severance and benefit costs for 2003 related to the termination of approximately 135 employees, the majority of which were engaged in direct manufacturing facilities in North America.

In 2004, the Company charged a total of $19,533 for restructuring-related costs against earnings in the Clothing and Rolls segments, consisting of $14,972 and $4,561, respectively. This was based on the closure and/or transfer of production from certain of its manufacturing facilities. Additionally, the Company initiated headcount reductions of its non-hourly employees in the fourth quarter of 2004, that were completed by the second half of 2005 and which eliminated approximately 100 positions of the Company’s worldwide workforce.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2005

Additionally in 2004, the Company determined that the held for sale criteria in SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, had been met related to certain assets that were impaired in 2002 (primarily land and a building). Accordingly, the carrying value of these assets of $4,900 was classified as “held for sale” and was included in other current assets as of December 31, 2004. The Company sold the land and building during the first quarter of 2005.

In 2005, the Company charged a total of $11,958 for restructuring-related costs against earnings in the Clothing and Rolls segments, consisting of $9,153 and $2,805, respectively.

The closures of facilities under the above restructuring programs that were commenced prior to 2005 resulted in a charge of approximately $2,465 during 2005 and are expected to be completed in 2006 with an additional restructuring charge of approximately $1,100 (unaudited) in 2006.

During 2005, the Company closed the clothing manufacturing facility and a small roll covers manufacturing facility in the United Kingdom which resulted in a restructuring charge of $7,009 in 2005. Also in 2005, the Company reorganized its European roll covers business primarily through the realignment of administrative functions and headcount reductions. These programs resulted in restructuring charges of $2,484 in 2005.

The table below sets forth the significant components and activity in the restructuring program during 2005:

	Balance at December 31 2004	Charges	Write- offs	Cash Payments	Balance at December 31 2005
Severance	$1,870	$6,084	$—	$(6,339)	$1,615
Facility costs	78	5,699	—	(5,495)	282
Asset impairment	—	175	(175)	—	—

Total	$1,948	$11,958	$(175)	$(11,834)	$1,897

The table below sets forth the significant components and activity in the restructuring program during 2004:

	Balance at December 31 2003	Charges	Write-offs	Cash Payments	Balance at December 31 2004
Severance	$1,768	$3,839	$—	$(3,737)	$1,870
Facility costs	39	5,363	—	(5,324)	78
Asset impairment	—	10,331	(10,331)	—	—

Total	$1,807	$19,533	$(10,331)	$(9,061)	$1,948

The table below sets forth the significant components and activity in the restructuring program during 2003:

	Balance at December 31 2002	Charges	Write- offs	Cash Payments	Balance at December 31 2003
Severance	$70	$3,583	$—	$(1,885)	$1,768
Facility costs	295	2,619	(1,356)	(1,519)	39
Asset impairment	—	4,769	(4,769)	—	—

Total	$365	$10,971	$(6,125)	$(3,404)	$1,807

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2005

16. Business Segment and Geographic Region Information

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

Management evaluates segment performance based on earnings before interest, taxes, depreciation and amortization before allocation of corporate charges. Such measure is then adjusted to exclude items that are of an unusual nature and are not used in measuring segment performance or are not segment specific (“Segment Earnings (Loss)”). The accounting policies of these segments are the same as those described in Accounting Policies in Note 3. Inter-segment net sales and inter-segment eliminations are not material for any of the periods presented.

The “Corporate” column consists of the Company’s headquarters related assets and expenses that are not allocable to reportable segments. Significant Corporate assets include cash, investments in subsidiaries and deferred financing costs. Corporate depreciation and amortization consists primarily of deferred financing costs. Corporate segment earnings (loss) consists of general and administrative expenses. The “Eliminations” column represents eliminations of investments in subsidiaries.

Summarized financial information for the Company’s reportable segments is presented in the tables that follow for each of the three years in the period ended December 31, 2005.

	Clothing	Roll Covers	Corporate	Eliminations	Total
2005:
Net sales	$383,187	$199,233	$—	$—	$582,420
Depreciation and amortization (1)	30,040	15,196	127	—	45,363
Segment Earnings (Loss)	103,515	56,431	(10,735)	—	—
Total assets	557,167	417,664	839,127	(829,097)	984,861
Capital expenditures	27,113	8,586	130	—	35,829
2004:
Net sales	$377,868	$204,612	$—	$—	$582,480
Depreciation and amortization (1)	32,368	15,146	163	—	47,677
Segment Earnings (Loss)	111,449	60,720	(6,845)	—	—
Total assets	600,386	457,286	765,082	(802,889)	1,019,865
Capital expenditures	25,474	10,825	294	—	36,593
2003:
Net sales	$362,075	$198,593	$—	$—	$560,668
Depreciation and amortization (1)	32,147	15,627	221	—	47,995
Segment Earnings (Loss)	117,899	66,490	(10,471)	—	—
Total assets	592,807	443,384	342,550	(394,748)	983,993
Capital expenditures	33,973	9,802	42	—	43,817

(1)	Depreciation and amortization excludes amortization of financing costs of $3,037, $984 and $1,032 for 2005, 2004 and 2003, respectively.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2005

Provided below is a reconciliation of Segment Earnings (Loss) to income before provision for income taxes for each of the three years in the period ended December 31.

	2005	2004	2003
Segment Earnings (Loss):
Clothing	$103,515	$111,449	$117,899
Roll Covers	56,431	60,720	66,490
Corporate	(10,735)	(6,845)	(10,471)
Non-cash compensation and related expenses	(17,352)	(4,374)	—
Net interest expense	(49,817)	(67,235)	(63,290)
Depreciation and amortization (2)	(45,363)	(47,677)	(47,995)
Restructuring costs	(11,958)	(19,533)	(10,971)
Unrealized foreign exchange gain (loss) on revaluation of debt	3,952	(5,606)	(11,881)
Write off of costs related to previously contemplated offering of income deposit securities	—	(7,429)	—
Expenses related to reorganization of Brazilian subsidiaries	(4,144)	(925)	—
Loss on early extinguishment of debt	(4,886)	—	(673)
Expenses related to initial public offering and refinancing	(7,820)	—	(2,493)

Income before provision for income taxes	$11,823	$12,545	$36,615

(2)	Net of amortization of deferred finance costs that are charged to interest expense.

Information concerning principal geographic areas is set forth below. Net sales amounts are by geographic area of product destination. Net sales is for the years ended December 31 and property, plant and equipment amounts are as of December 31.

	North America	Europe	Asia- Pacific	Other	Total
2005:
Net sales (3)	$233,024	$211,430	$73,393	$64,573	$582,420
Property, plant and equipment (4)	119,146	173,853	32,285	36,834	362,118
2004:
Net sales (3)	$222,422	$218,762	$80,968	$60,328	$582,480
Property, plant and equipment (4)	110,987	210,669	38,082	33,883	393,621
2003:
Net sales (3)	$224,696	$201,913	$71,825	$62,234	$560,668
Property, plant and equipment (4)	118,801	209,163	38,699	28,027	394,690

(3)	Included in North America are net sales in the United States of $173,018, $160,803 and $160,692 for 2005, 2004 and 2003, respectively.
(4)	Included in North America are property, plant and equipment in the United States of $77,642, $75,909 and $83,854 as of December 31, 2005, 2004 and 2003, respectively.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2005

17. Subsequent Events

Acquisition of Rolls Business

On February 2, 2006 the Company acquired privately-held Coldwater Covers, Inc. and a related manufacturing facility for a total purchase price of approximately $6.8 million, subject to certain adjustments. Coldwater Covers manufactures polyurethane and composite roll covers and bowed rolls, primarily for the paper industry and provides mechanical services for rolls used in paper making and a variety of other industrial applications.

Amendment to Credit Facility Agreement

On February 8, 2006 the Company amended its credit facility agreement with the lenders to modify certain covenants and ratios. In connection with the amendment, the Company’s applicable margin for US Dollar LIBOR term loans increased from 2.00% to 2.25% per annum and the Company paid an amendment fee of $829.

Additionally, on February 21, 2006 the Company made a voluntary debt repayment of $5,000.

Dividends

On February 21, 2006, the Company’s Board of Directors declared a cash dividend of $0.225 per share of common stock payable on March 15, 2006 to shareholders of record at the close of business on March 3, 2006.

XERIUM TECHNOLOGIES, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(dollars in thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Classification	Balance at Beginning of Year	Charged to Cost and Expense	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year
For the year-ended December 31, 2005:
Allowance for doubtful accounts	$2,034	$668	$(76)	$(349)	$2,277
For the year-ended December 31, 2004:
Allowance for doubtful accounts	$2,313	$371	$122	$(772)	$2,034
For the year-ended December 31, 2003:
Allowance for doubtful accounts	$1,927	$1,029	$247	$(890)	$2,313

ALLOWANCE FOR SALES RETURNS

Classification	Balance at Beginning of Year	Charged to Revenue	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year
For the year-ended December 31, 2005:
Allowance for sales returns	$4,630	$8,529	$(298)	$(7,351)	$5,510
For the year-ended December 31, 2004:
Allowance for sales returns	$3,697	$4,871	$185	$(4,123)	$4,630
For the year-ended December 31, 2003:
Allowance for sales returns	$2,899	$7,476	$(427)	$(6,251)	$3,697

ALLOWANCE FOR CUSTOMER REBATES

Classification	Balance at Beginning of Year	Charged to Revenue	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year
For the year-ended December 31, 2005:
Allowance for customer rebates	$2,425	$2,324	$(169)	$(2,544)	$2,036
For the year-ended December 31, 2004:
Allowance for customer rebates	$3,171	$2,569	$129	$(3,444)	$2,425
For the year-ended December 31, 2003:
Allowance for customer rebates	$3,117	$2,571	$402	$(2,919)	$3,171

EXH IBIT INDEX

Exhibit Number	Description of Exhibit

3.1*	Amended and Restated Certificate of Incorporation of Xerium Technologies, Inc.

3.2*	Amended and Restated By-Laws of Xerium Technologies, Inc.

4.1*	Registration Rights Agreement by and among Xerium Technologies, Inc. and certain of its investors.

4.2*	Form of Stock Certificate for Common Stock, incorporated by reference to Exhibit 4.2 to Xerium Technologies, Inc.’s Registration Statement on Form S-1/A filed on May 3, 2005, Registration Number 333-114703.

10.1*	Credit Agreement, dated as of May 18, 2005 among Xerium Technologies, Inc. and certain financial institutions as the Lenders.

10.2* +	Employment Agreement with Thomas Gutierrez.

10.3* +	Employment Agreement with Michael O’Donnell.

10.4* +	Employment Agreement with Josef Mayer and supplemental Agreement.

10.5* +	Employment Agreement with Miguel Quiñonez.

10.6* +	Employment Agreement with Douglas Milner.

10.7* +	2005 Equity Incentive Plan.

10.8 +	Xerium Technologies, Inc. 2006 Cash Incentive Bonus Plan, as adopted on February 15, 2006.

10.9** +	Form of Performance-Based Restricted Stock Units Agreement for Executive Officers.

10.10** +	Form of Time-Based Restricted Stock Units Agreement for Executive Officers.

10.11** +	Form of Restricted Stock Units Agreement for Directors.

10.12*** +	Amendment No. 1 to Credit Agreement, dated as of February 8, 2006, among Xerium Technologies, Inc. and certain financial institutions as the Lenders.

10.13 +	Form of 2006 Award for Executive Officers under the Xerium Technologies, Inc. 2006 Cash Incentive Bonus Plan.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young to Xerium Technologies, Inc.

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same numbered exhibit to the Registrant’s quarterly report on 10-Q for the quarter ended March 31, 2005 filed on June 23, 2005.
**	Incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1/A filed on May 3, 2005, Registration Number 333-114703.
***	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2006, and incorporated herein by reference.
+	Management contract or compensatory arrangement or plan.