Form 10-Q
period 2006-03-31
XERIUM TECHNOLOGIES INC
filed 2006-05-12
CIK 1287151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from              to

Commission File Number 001-32498

Xerium Technologies, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	42-1558674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14101 Capital Boulevard

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of May 11, 2006 was 43,725,093.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Xerium Technologies, Inc.

Condensed Consolidated Balance Sheets—(Unaudited)

(dollars in thousands, except per share data)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$34,524	$59,976
Accounts receivable (net of allowance for doubtful accounts of $2,807 at March 31, 2006 and $2,277 at December 31, 2005)	106,011	101,623
Inventories	101,920	96,713
Prepaid expenses	7,714	5,507
Other current assets	19,697	14,387

Total current assets	269,866	278,206
Property and equipment, net	367,636	362,118
Goodwill	302,831	298,495
Intangible assets and deferred financing costs, net	41,461	38,356
Other assets	3,607	6,741

Total assets	$985,401	$983,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$11,488	$9,523
Accounts payable	35,685	37,940
Accrued expenses	47,615	54,825
Current maturities of long-term debt	7,715	8,582

Total current liabilities	102,503	110,870
Long-term debt, net of current maturities	629,537	631,027
Deferred taxes	36,371	37,369
Pension, other postretirement and postemployment obligations	96,245	95,304
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares outstanding as of March 31, 2006 and December 31, 2005	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 43,725,093 shares outstanding as of March 31, 2006 and December 31, 2005	437	437
Paid-in capital	200,100	199,285
Accumulated deficit	(64,904)	(64,567)
Accumulated other comprehensive loss	(14,888)	(25,809)

Total stockholders’ equity	120,745	109,346

Total liabilities and stockholders’ equity	$985,401	$983,916

See accompanying notes.

Xerium Technologies, Inc.

Condensed Consolidated Income Statements – (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Net sales	$146,732	$151,927
Costs and expenses:
Cost of products sold	83,723	86,170
Selling	18,326	17,654
General and administrative	18,224	14,596
Restructuring	222	5,176
Research and development	2,502	2,327

	122,997	125,923

Income from operations	23,735	26,004
Interest expense	(10,634)	(15,611)
Interest income	623	151
Foreign exchange gain (loss)	(136)	3,378

Income before provision for income taxes	13,588	13,922
Provision for income taxes	4,050	5,655

Net income	$9,538	$8,267

Net income per share:
Basic	$0.22	$0.27

Diluted	$0.22	$0.27

Shares used in computing net income per share:
Basic	43,725,093	31,013,482

Diluted	43,817,839	31,013,482

Cash dividends per common share:	$0.225	$—

See accompanying notes.

Xerium Technologies, Inc.

Condensed Consolidated Statements of Cash Flows - (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2006	2005
Operating activities
Net income	$9,538	$8,267
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	778	—
Depreciation	9,937	10,713
Amortization of intangibles	1,043	1,043
Deferred financing cost amortization	923	246
Unrealized foreign exchange (gain) loss on revaluation of debt	392	(3,771)
Deferred taxes	4,341	999
Deferred interest	—	528
(Gain) loss on disposition of property and equipment	(22)	9
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(2,202)	(1,403)
Inventories	(3,371)	(527)
Prepaid expenses	(2,097)	(3,900)
Other current assets	(444)	5
Accounts payable and accrued expenses	(11,921)	3,836
Long term assets and liabilities	(3,127)	1,746

Net cash provided by operating activities	3,768	17,791

Investing activities
Capital expenditures, gross	(8,110)	(6,825)
Proceeds from disposals of property and equipment	131	4,900
Payment for purchase of Coldwater Covers, Inc., net of cash acquired	(6,912)	—
Other	20	(8)

Net cash used in investing activities	(14,871)	(1,933)

Financing activities
Net increase in borrowings (maturities of 90 days or less)	1,872	5,035
Proceeds from borrowings (maturities longer than 90 days)	155	—
Principal payments on debt	(7,581)	(2,236)
Cash dividends on common stock	(9,838)	—
Costs related to public offering and refinancing	(829)	(2,428)

Net cash provided by (used in) financing activities	(16,221)	371

Effect of exchange rate changes on cash flows	1,872	(460)

Net increase (decrease) in cash	(25,452)	15,769
Cash and cash equivalents at beginning of period	59,976	24,002

Cash and cash equivalents at end of period	$34,524	$39,771

Supplemental schedule of noncash investing and financing activities:
The Company purchased all of the capital stock and manufacturing facility of Coldwater Covers, Inc. for $6,961 and assumed liabilities as follows:
Fair value of assets acquired	$7,020	$—
Cash paid for capital stock and manufacturing facility	(6,961)	—

Liabilities assumed	$59	$—

See accompanying notes.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

1. Company History

Xerium Technologies, Inc. (the “Company”), is a leading global manufacturer and supplier of two types of consumable products used primarily in the production of paper – clothing and roll covers. Operations are strategically located in the major paper-making regions of the world, including North America, Europe, South America and Asia-Pacific. The Company was reorganized in connection with its initial public offering, which was completed on May 19, 2005 (Note 2).

On February 2, 2006 the Company acquired privately-held Coldwater Covers, Inc. (“Coldwater”) and a related manufacturing facility for a total purchase price of approximately $7,000, subject to certain adjustments. Coldwater manufactures polyurethane and composite roll covers and bowed rolls, primarily for the paper industry and provides mechanical services for rolls used in paper making and in a variety of other industrial applications. The acquisition was accounted for under the purchase method of accounting and, accordingly, Coldwater’s results of operations have been included in the Company’s consolidated income statements from the date of acquisition.

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

Upon completion of the offering, the total amount of the Company’s authorized capital stock consisted of 150,000,000 shares of $.01 par value common stock and 1,000,000 shares of $.01 par value preferred stock, of which 43,725,093 shares of common stock were outstanding at March 31, 2006. To date, no shares of preferred stock have been issued.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

3. Interim Financial Statements

The accompanying unaudited condensed consolidated interim financial statements at March 31, 2006 and for the three months ended March 31, 2006 and 2005 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2005.

4. Accounting Policies

Derivatives and Hedging

The Company has historically entered into several types of derivative instruments. Certain of these derivatives are treated as hedges under Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and include interest rate swaps that qualify as cash flow hedges, and foreign currency forward contracts that qualify as either cash flow or fair value hedges.

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

The Company’s derivative activities are as follows:

(i) Cash Flow Hedges

The Company’s interest rate swap agreements effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. The fair value of the interest rate derivative contracts is approximately $11,932 and $8,113 at March 31, 2006 and December 31, 2005, respectively, and is included in other current assets. All changes in the fair value of these contracts are recorded in accumulated other comprehensive loss.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

4. Accounting Policies - (continued)

(i) Cash Flow Hedges—(continued)

The Company has entered into interest rate swap contracts that effectively fix the interest rate on 86% of its term loan credit facility through June 30, 2008. As of March 31, 2006 the weighted average interest rate on the effectively fixed portion of the term loan facility was 5.66%; the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 6.31%.

The Company, from time to time, enters into foreign exchange forward contracts to fix currencies at specified rates based on expected future cash flows to protect against the fluctuations in cash flows resulting from sales denominated in foreign currencies over the next year. The fair value of these contracts is recognized at fair value based on market exchange forward rates. The fair value of these contracts amounted to a liability of $210 and $455 at March 31, 2006 and December 31, 2005, respectively. The change in fair value of these contracts is included in accumulated other comprehensive loss.

(ii) Fair Value Hedges

The Company is subject to exposure from fluctuations in foreign currencies. To manage this exposure, the Company uses foreign exchange forward contracts. The value of these contracts is recognized at fair value based on forward market exchange rates and the change in the fair value of these contracts is included in general and administrative expense. The amount was not material to the Company’s consolidated income statements for the three months ended March 31, 2006 and 2005.

Goodwill

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Accounting for Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 requires that goodwill and intangible assets that have indefinite lives not be amortized but, instead, must be tested at least annually for impairment or whenever events or business conditions warrant. The Company performs the test for goodwill impairment as of December 31st each year. The results of the test for December 2005 indicated that there was no impairment of goodwill.

Net Income Per Common Share

Net income per common share has been computed and presented pursuant to the provisions of SFAS No. 128, Earnings per Share (“SFAS No. 128”). Net income per share is based on the weighted-average number of shares outstanding during the period.

The Company was reorganized in connection with its initial public offering, which occurred on May 19, 2005 (see Note 2). Prior to and in connection with the initial public offering, the Company effected a 31,013,482-for-1 stock split of the Company’s common stock. On May 19, 2005, the Company issued common shares in the offering and granted restricted stock units to its directors, officers and employees. All share and per share amounts related to common stock included in the table below have been presented as if this stock split had occurred as of the earliest period presented.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

4. Accounting Policies - (continued)

Net Income Per Common Share—(continued)

As of March 31, 2006, the Company had outstanding restricted stock units (“RSUs”), the majority of which were granted in 2005 (see Note 14). For the three months ended March 31, 2006, the dilutive effect of potential future issuances of common stock underlying the Company’s time-based and non-employee director RSUs was computed using the average market price for the respective period. The calculation of diluted earnings per share for the three months ended March 31, 2006 excludes the Company’s performance-based RSUs because management has determined that performance targets underlying these RSUs are unlikely to be met. The following table sets forth the computation of basic and diluted weighted average shares:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Weighted-average common shares outstanding—basic	43,725,093	31,013,482
Dilutive effect of stock-based compensation awards outstanding	92,746	—

Weighted-average common shares outstanding—diluted	43,817,839	31,013,482

As of March 31, 2005, the Company had outstanding stock options and restricted stock that were excluded from the calculation of diluted weighted average shares outstanding because vesting of such options and restricted stock was contingent upon a change of control, which did not occur until the Company’s initial public offering on May 19, 2005. Therefore, diluted net income per share was equal to basic net income per share for the three months ended March 31, 2005.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

New Accounting Standards

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an Amendment of ARB No. 43, Chapter 4. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage, requiring these items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this accounting principle did not have a significant impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (Revised 2004) (“SFAS No. 123R”). This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the Company’s equity instruments or liabilities that are based on the fair value of the Company’s equity securities or may be settled by the issuance of these securities. SFAS No. 123R discontinues the accounting for share-based compensation using Accounting Principles Board Opinion No. 25 (“APB No. 25”) and generally requires that such transactions be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission issued a release to amend the compliance dates for SFAS No. 123R to be effective beginning in the Company’s first quarter of fiscal 2006. Accordingly, on January 1, 2006, the Company adopted SFAS No. 123R. See Note 14 for further discussion.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

4. Accounting Policies - (continued)

New Accounting Standards—(continued)

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 was effective for the Company beginning on January 1, 2006. This statement did not have a material effect on the Company’s financial position or results of operations.

5. Inventories

The components of inventories are as follows at:

	March 31, 2006	December 31, 2005
Raw materials	$23,422	$20,468
Work in process	37,001	33,120
Finished units	41,497	43,125

	$101,920	$96,713

6. Debt

On February 8, 2006, the Company amended its credit facility agreement with its lenders to modify certain covenants and ratios. In connection with the amendment, the Company’s applicable margin for US Dollar LIBOR term loans increased from 2.00% to 2.25% per annum and the Company paid an amendment fee of $829. Additionally, on February 21, 2006 the Company made a voluntary debt repayment of $5,000.

7. Income Taxes

The Company utilizes the asset and liability method for accounting for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company reduces the deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Relevant evidence, both positive and negative, is considered in determining the need for a valuation allowance. Information evaluated includes our financial position and results of operations for the current and preceding years as well as an evaluation of currently available information about future years. Because of our accumulated loss position in certain tax jurisdictions on March 31, 2006, and the uncertainty of profitability in future periods, the Company continues to have valuation allowances for deferred tax assets primarily related to net operating loss carryforwards in the United States, the United Kingdom and Sweden.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

7. Income Taxes—(continued)

The Company’s effective tax rate of 30% for the three months ended March 31, 2006 is less than the statutory United States tax rate of 35% primarily due to the income generated in certain taxing jurisdictions being offset by net operating loss carryforwards for which we did not previously record a benefit. This was partially offset by forecasted operating losses in taxing jurisdictions for which valuation allowances have been recognized due to the uncertainty surrounding the future utilization of such net operating loss carryforwards.

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

As required by SFAS No. 132, the following tables summarize the components of net periodic benefit cost:

Defined Benefit Plans	Three Months Ended
	March 31, 2006	March 31, 2005
Service cost	$1,326	$1,236
Interest cost	1,290	1,364
Expected return on plan assets	(904)	(768)
Amortization of prior service cost	26	2
Amortization of net loss	252	139

Net periodic benefit cost	$1,990	$1,973

Other Postretirement Benefit Plans	Three Months Ended
	March 31, 2006	March 31, 2005
Service cost	$108	$127
Interest cost	655	715
Amortization of prior service cost	(116)	(116)
Amortization of net loss	172	352

Net periodic benefit cost	$819	$1,078

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

9. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability	Change in Value of Derivative Instruments (see Note 4)	Accumulated Other Comprehensive Loss
Balance at December 31, 2005	$(21,979)	$(11,313)	$7,483	$(25,809)
Current period change, net of tax	6,953	—	3,968	10,921

Balance at March 31, 2006	$(15,026)	$(11,313)	$11,451	$(14,888)

10. Warranties

The Company offers warranties on certain products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The Company estimates the costs that may be incurred under its warranties and records a liability for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. Changes in the Company’s combined short-term and long-term warranty liabilities during the three months ended March 31, 2006 are as follows:

Balance at December 31, 2005	$2,495
Warranties provided during period	711
Settlements made during period	(675)
Changes in liability estimates, including expirations and currency effects	(22)

Balance at March 31, 2006	$2,509

11. Restructuring Charges

Restructuring charges included in the Company’s income statements are the result of its long-term strategy to reduce production costs and improve long-term competitiveness. Restructuring charges consist principally of severance costs related to reductions in work force and of facility costs and impairments of assets related to closing facilities and/or shifting production from one facility to another. Facility costs are principally comprised of costs to relocate assets to the Company’s other facilities, operating lease termination costs, legal and consulting expenses and other associated costs.

The table below sets forth for the three months ended March 31, 2006, the significant components and activity under restructuring programs announced prior to 2006. During the remainder of 2006, the Company expects to incur restructuring charges of approximately $800 related to these previously-announced restructuring programs.

	Balance at December 31, 2005	Charges	Cash Payments	Balance at March 31, 2006
Severance	$1,615	$—	$(553)	$1,062
Facility costs and other	282	222	(186)	318

Total	$1,897	$222	$(739)	$1,380

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(dollars in thousands, except per share information)

11. Restructuring Charges—(continued)

Restructuring charges by segment, which are not included in Segment Earnings (Loss) in Note 12, are as follows:

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Clothing	$222	$3,982
Roll Covers	—	1,194

Total	$222	$5,176

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

Management evaluates segment performance-based on earnings before interest, taxes, depreciation and amortization and before allocation of corporate charges. Such measure is then adjusted to exclude items that are of an unusual nature and are not used in measuring segment performance or are not segment specific (“Segment Earnings (Loss)”). The accounting policies of these segments are the same as those for the Company as a whole. Inter-segment net sales and inter-segment eliminations are not material for any of the periods presented.

Summarized financial information for the Company’s reportable segments is presented in the tables that follow for the three months ended March 31, 2006 and 2005, respectively.

	Clothing	Roll Covers	Corporate	Total
Three Months Ended March 31, 2006:
Net sales	$95,295	$51,437	$—	$146,732
Segment Earnings (Loss)	27,103	12,494	(3,626)

Three Months Ended March 31, 2005:
Net sales	$99,202	$52,725	$—	$151,927
Segment Earnings (Loss)	29,804	16,225	(3,486)

Segment Earnings (Loss) above excludes restructuring costs.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

12. Business Segment Information—(continued)

Provided below is a reconciliation of Segment Earnings to income before provision for income taxes for the three months ended March 31, 2006 and 2005, respectively.

	Three Months Ended March 31,
	2006	2005
Segment Earnings (Loss):
Clothing	$27,103	$29,804
Roll Covers	12,494	16,225
Corporate	(3,626)	(3,486)
Non-cash compensation and related expenses	(778)	—
Net interest expense	(10,011)	(15,460)
Depreciation and amortization	(10,980)	(11,756)
Restructuring costs	(222)	(5,176)
Unrealized foreign exchange gain (loss) on revaluation of debt	(392)	3,771

Income before provision for income taxes	$13,588	$13,922

13. Environmental Matters

In connection with the closure of certain manufacturing facilities under its restructuring programs, the Company conducted environmental site assessments which had indicated contamination at two sites. To date, the Company has recorded a charge for remediation costs of $4,600 ($850 and $3,750 during the year ended December 31, 2005 and 2004, respectively), which represented management’s best estimates of the probable and reasonably estimable costs relating to this environmental remediation. These costs were classified in general and administrative expenses and accrued expenses. In connection with these manufacturing facilities, the Company paid $333, $2,806 and $186 of environmental costs related to these facilities during the quarter ended March 31, 2006 and the years ended December 31, 2005 and 2004, respectively, resulting in a remaining reserve for remediation costs of $1,275 as of March 31, 2006. This amount represents the estimated remaining costs of remediation at these facilities and actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of such matters will not have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

14. Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123R, which discontinues the accounting for share-based compensation using APB No. 25 and generally requires that such transactions be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

14. Stock-Based Compensation—(continued)

The Company adopted the modified prospective method permitted under SFAS No. 123R. Under this transition method, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, compensation expense is recognized on all share-based payments granted prior to, but not yet vested, as of December 31, 2005 and for share-based payments granted subsequent to December 31, 2005. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated. Other than RSUs granted as dividends (see discussion below under “2005 Equity Incentive Plan”), the Company did not have any share-based grants during the three months ended March 31, 2006; however, compensation expense of $778 and a related tax benefit of $299 was recorded for the three months ended March 31, 2006 due to unvested RSUs outstanding upon the adoption of SFAS No. 123R. Compensation expense and related tax benefit would have been $661 and $254, respectively, under the provisions of APB No. 25, which has been superceded by SFAS 123R. Under APB No. 25, no compensation expense was recorded relating to performance-based RSUs because management determined that it was not probable that performance targets will be met. The adoption of FAS 123R had no impact on the Company’s earnings per share for the three months ended March 31, 2006. For compensation expense related to the three months ended March 31, 2005, see Stock Options and Restricted Stock below.

2005 Equity Incentive Plan

Effective May 19, 2005, the Company adopted the 2005 Equity Incentive Plan (the “2005 Plan”). The Board of Directors has authorized 2,500,000 shares for grant under the 2005 Plan. Under the 2005 Plan, time-based and performance-based RSUs were granted to officers and employees of the Company. Non-employee directors were also awarded RSUs under the 2005 Plan. Each RSU represents an equal number of shares of common stock.

To earn common stock under time-based RSUs, generally the grantee must be employed by the Company through the applicable vesting date, which occurs annually on May 19, 2006, 2007 and 2008. To earn common stock under performance-based RSUs, defined shareholder return targets must be met over the four years (or two years in the case of 20,834 RSUs) following the completion of the Company’s initial public offering on May 19, 2005 and the grantee must be employed by the Company through May 19, 2009 (or May 19, 2007 in the case of 20,834 RSUs). Awards to directors vest upon grant and the underlying shares are issued to them upon termination of service as a member of the Board or a change in control, as defined.

A summary of RSUs outstanding as of March 31, 2006 and their vesting dates is as follows:

	Date Vested	Number of RSUs
Time-based RSUs	Annually, in varying amounts, on May 19, 2006, 2007 and 2008	422,168
Performance-based RSUs	May 19, 2009, assuming performance criteria are achieved	781,009
Performance-based RSUs	May 19, 2007, assuming performance criteria are achieved	20,834
Non-employee directors’ RSUs	May 19, 2005	13,272

Total RSUs outstanding		1,237,283

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

14. Stock-Based Compensation—(continued)

2005 Equity Incentive Plan—(continued)

Certain time-based RSUs and all non-employee director RSUs automatically adjust to reflect awards of additional RSUs upon payment of dividends by the Company. Outstanding RSUs that were awarded through March 31, 2006 in connection with the payment of dividends are included in the table below. During the three months ended March 31, 2006, 5,210 additional time-based RSUs and 325 additional non-employee director RSUs were issued in connection with the payment of dividends that occurred on March 15, 2006. These dividend RSUs were charged to accumulated deficit, in accordance with SFAS No. 123R.

RSU activity during the three months ended March 31, 2006, is presented below.

	Number of RSUs	Price Range of Grant-Date Fair Value Per RSU	Weighted Average Grant-Date Fair Value Price Per RSU
Outstanding, December 31, 2005	1,240,082	$8.40 -12.01	$11.64
Granted (as dividends)	5,535	8.92 - 8.96	8.92
Forfeited	(8,334)	11.66	11.66

Outstanding, March 31, 2006	1,237,283	$8.40-12.01	$11.63

Vested, March 31, 2006 (1)	13,272	$8.40-12.01	$11.51

(1)	Vested RSUs at March 31, 2006 consist entirely of non-employee directors RSUs. The common stock underlying these RSUs will be issued to the directors upon termination of their service as members of the Board and/or a change in control, as defined. The total grant-date fair value of RSUs that vested during the three months ended March 31, 2006 was not material.

Grant-Date Fair Value

The Company calculates the grant-date fair value of time-based RSUs and non-employee directors’ RSUs based on the closing price of the Company’s common stock on the date of grant.

The Company calculates the grant-date fair value of performance-based RSUs by using a Monte Carlo pricing model and the following assumptions:

Expected term	Two years and four years
Expected volatility	37%
Expected dividends	$0.90 per year ($0.225 per quarter)
Risk-free interest rate	3.59% (two years) and 3.73% (four years)

(i) Expected term. Certain performance-based RSUs expire two years after the anniversary date of the Company’s initial public offering and the majority of them expire four years after the anniversary date.

(ii) Expected volatility. The Company is responsible for estimating the volatility of the price of its common stock and has considered a number of factors, including third party estimates, to determine its expected volatility. The Company performed a peer group analysis of historical and implied volatility measures rather than using its own historical volatility because it has been a public company for a relatively short period of time (i.e. since its initial public offering on May 19, 2005). Based upon the peer group analysis, the Company determined to use a 37% volatility assumption, which is the midpoint of the range developed by looking at the peer group.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

14. Stock-Based Compensation—(continued)

2005 Equity Incentive Plan—(continued)

(iii) Expected dividends. Since its initial public offering on May 19, 2005, the Company has paid quarterly dividends at a rate of $0.225 per share on each of September 15, 2005 ($0.105 as the pro rata amount with respect to the period from May 19, 2005 to June 30, 2005), December 15, 2005 (with respect to the quarter ended September 30, 2005) and March 15, 2006 (with respect to the quarter ended December 31, 2005). An assumed continuation of quarterly dividends at the rate of $0.225 was used for the purposes of the application of the Monte Carlo pricing model at the time the Company adopted SFAS No. 123R.

(iv) Risk-free interest rate. The yield on zero-coupon U.S. Treasury securities for the period that is commensurate with the expected term assumption (i.e. two years and four years, respectively).

Expense

The Company used the graded attribution method to recognize expense for all RSUs granted prior to the adoption of SFAS 123R. The expense associated with the unvested portion of the pre-adoption grants will continue to be expensed using the graded attribution method. As a result of adopting SFAS 123R on January 1, 2006, the Company will use the straight-line attribution method to recognize expense for RSUs granted after December 31, 2005.

As the time-based and performance-based RSUs require continued employment up to the time of vesting, the amount of stock-based compensation recognized during a period is required to include an estimate of forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is related to employee attrition and based on a historical analysis of its employee turnover; the Company estimates that approximately 10% of time-based and performance-based RSUs will be forfeited. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will be only for those shares that meet the requirements of continued employment up to the time of vesting.

As of March 31, 2006, there was approximately $6,800 of total unrecognized compensation expense related to unvested share-based awards which is expected to be recognized over a weighted average period of 2.8 years.

Stock Options and Restricted Stock

Prior to its initial public offering on May 19, 2005 (see Note 2), the Company’s former parent had stock options and restricted stock outstanding. As of March 31, 2005, the Company accounted for stock-based compensation related to these outstanding stock options and restricted stock in accordance with APB No. 25. The adoption of SFAS No. 123R with respect to these share-based payments would not have had a significant impact on the Company’s financial position or results of operations for the three months ended March 31, 2005 because vesting of such stock options and restricted stock occurred only in connection with the consummation of the Company’s initial public offering which occurred on May 19, 2005, at which time the Company measured and recorded compensation expense related to these options and restricted stock based on their then current fair value. Therefore, for the quarter ended March 31, 2005, there was no difference in compensation expense charged to the consolidated income statements with respect to stock options and restricted stock outstanding under the two methods and the pro forma net income under SFAS No. 123R and the reported net income are identical. These stock options and restricted stock are no longer outstanding after the initial public offering completed on May 19, 2005.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

15. Subsequent Event

Dividends

On May 10, 2006, the Company’s Board of Directors declared a cash dividend of $0.225 per share of common stock payable on June 15, 2006 to shareholders of record at the close of business on June 5, 2006.

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

Other factors that could materially affect actual results, levels of activity, performance, or achievements can be found in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with Securities and Exchange Commission on March 2, 2006. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. Any forward-looking statement you read in this quarterly report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise.

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

We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed on a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is selected to fit each individual paper-making machine and process. For the three months ended March 31, 2006, our clothing segment represented 65% of our net sales.

Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by the paper producer. Roll covers are tailored to each individual paper-making machine and process, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and manufacture spreader rolls. For the three months ended March 31, 2006, our roll covers segment represented 35% of our net sales.

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

The most recent cyclical downturn in the paper products industry started in 2001. In anticipation of this downturn, paper producers began in 2000 to take actions that sought to structurally improve the balance between the supply of and demand for paper. As part of these efforts, they have shut down many older and less efficient paper-making machines. This has been particularly true in North America and announcements by paper producers for shutdown of paper-making machines has continued, although at a reduced level compared to 2001 through 2004. In 2005, there was an increase in the number of announced planned shutdowns of paper-making machines in Europe, although not at the level experienced in recent years in North America. Significant consolidation in the paper production industry over the last few years has also improved the ability of producers to better balance supply and demand. This consolidation has given fewer paper producers more capacity, leading to a more rational approach by industry leaders to the management of supply. World demand for paper is expected to grow through 2020 driven by global population and economic growth. We believe that the combination of these trends in the paper production industry, continued global economic growth and expected increases in per capita paper consumption in less developed regions of the world should continue to drive increased paper production levels and consequently higher spending on consumable products used in the paper-making process and that we are well positioned to take advantage of these trends.

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

The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $2.5 million and $2.3 million for the three months ended March 31, 2006 and 2005, respectively. The slight increase is attributable to continuing enhancements of existing products. We expect that future research and development expenses will approximate these quarterly levels for the next several quarters.

Foreign Exchange

We have a geographically diverse customer base. For the three months ended March 31, 2006, approximately 43% of our sales was in North America, 35% was in Europe, 8% was in South America, 12% was in Asia-Pacific and 2% was in the rest of the world.

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

Currency fluctuations have a greater proportionate effect on the level of our net sales than on the level of our income from operations. For example, for the three months ended March 31, 2006 as compared with the three months ended March 31, 2005, the change in the value of the US Dollar against the currencies we conduct our business in resulted in currency translation decreases in net sales and income from operations of $3.8 million and $0.3 million, respectively. Although the results for the three months ended March 31, 2006 reflect a period in which the value of the US Dollar increased against the currencies in which we conduct the majority of our non-US Dollar denominated business as compared to the three months ended March 31, 2005, we would expect a similar but opposite effect in a period in which the value of the US Dollar decreases. For any period in which the value of the dollar changes relative to other currencies, we would expect our income from operations to be proportionately affected less than our net sales.

During the three months ended March 31, 2006, we conducted business in nine foreign currencies. The following table provides the average exchange rate for the three months ended March 31, 2006 and 2005, respectively, of the US Dollar against each of the five foreign currencies in which we conduct the largest portion of our operations, and indicates the percentage of our net sales for the three months ended March 31, 2006 denominated in such foreign currency.

Currency	Average exchange rate of the US Dollar for the three months ended March 31, 2006	Average exchange rate of the US Dollar for the three months ended March 31, 2005	Percentage of net sales for the three months ended March 31, 2006 denominated in such currency
Euro	$1.20 = 1 Euro	$1.31 = 1 Euro	39.1%
Canadian Dollar	$0.87 = 1 Canadian Dollar	$0.82 = 1 Canadian Dollar	9.3%
Brazilian Real	$0.46 = 1 Brazilian Real	$0.38 = 1 Brazilian Real	6.5%
British Pound	$1.75 = 1 British Pound	$1.89 = 1 British Pound	4.2%
Australian Dollar	$0.74 = 1 Australian Dollar	$0.78 = 1 Australian Dollar	3.5%

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

Our cost reduction efforts since 2002 include the closing of eight manufacturing facilities and the movement of certain production from two other facilities. Four facilities were closed in the clothing segment, of which three were in North America and one was in the United Kingdom and we closed four facilities in the rolls segment, of which three were in North America and one was in the United Kingdom. Additionally, from 2002 to 2005, we eliminated approximately 350 positions in connection with our cost reduction efforts. As a result of these actions, offset by other changes in workforce, our headcount decreased by approximately 235 positions during that period. We expect to record approximately $0.8 million of restructuring expenses during the remainder of 2006 related to these previously initiated cost reduction efforts.

There can be no assurance that our cost reduction programs will be successful. While our cost reduction programs are designed to help mitigate the effect of increases in our operating costs, we may experience sales or cost changes from period to period which have a greater effect on the level of our profitability than savings derived from our cost reduction programs.

Results of Operations

The tables that follow set forth for the periods presented certain consolidated operating results and the percentage of net sales they represent:

	Three Months Ended March 31,
(in millions)	2006	2005
Net sales	$146.7	$151.9
Cost of products sold	83.7	86.2
Selling expenses	18.4	17.6
General and administrative expenses	18.2	14.6
Restructuring expenses	0.2	5.2
Research and development expenses	2.5	2.3

Income from operations	23.7	26.0
Interest expense, net	(10.0)	(15.5)
Foreign exchange gain (loss)	(0.1)	3.4

Income before provision for income taxes	13.6	13.9
Provision for income taxes	4.1	5.6

Net income	$9.5	$8.3

	Percentage of Sales
	Three Months Ended March 31,
	2006	2005
Net sales	100.0%	100.0%
Cost of products sold	57.1	56.7
Selling expenses	12.5	11.7
General and administrative expenses	12.4	9.6
Restructuring expenses	0.2	3.4
Research and development expenses	1.7	1.5

Income from operations	16.1	17.1
Interest expense, net	(6.8)	(10.2)
Foreign exchange gain (loss)	—	2.2

Income before provision for income taxes	9.3	9.1
Provision for income taxes	2.8	3.7

Net income	6.5%	5.4%

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005.

Net Sales. Net sales for the three months ended March 31, 2006 decreased by $5.2 million, or 3.4%, to $146.7 million from $151.9 million for the three months ended March 31, 2005. For the three months ended March 31, 2006, 65% of our net sales were in our clothing segment and 35% were in our roll covers segment.

In our clothing segment, net sales for the three months ended March 31, 2006 decreased by $3.9 million, or 3.9%, to $95.3 million from $99.2 million for the three months ended March 31, 2005 primarily due to unfavorable currency effects of $2.3 million related to the translation of sales made in currencies other than the US Dollar to US Dollars for financial reporting purposes. We also had a reduction of $1.9 million in clothing equipment sales for the three months ended March 31, 2006 as compared with the three months ended March 31, 2005, partially offset by increased clothing sales in North America. Additionally, during the three months ended March 31, 2006, we were impacted by an unfavorable currency effect on pricing related to sales prices indexed in US Dollars by certain non-U.S. operations of $1.0 million as compared with the three months ended March 31, 2005. Overall pricing levels were generally unchanged for the three months ended March 31, 2006 as compared with the three months ended March 31, 2005.

In our roll covers segment, net sales for the three months ended March 31, 2006 decreased by $1.3 million, or 2.5%, to $51.4 million from $52.7 million for the three months ended March 31, 2005 due to unfavorable currency effects of $1.5 million related to the translation of sales made in currencies other than the US Dollar to US Dollars for financial reporting purposes.

Cost of Products Sold. Cost of products sold for the three months ended March 31, 2006 decreased by $2.5 million, or 2.9%, to $83.7 million from $86.2 million for the three months ended March 31, 2005.

In our clothing segment, cost of products sold decreased by $3.2 million, or 5.6%, to $54.2 million for the three months ended March 31, 2006 from $57.4 million for the three months ended March 31, 2005. The decrease was primarily due to favorable currency translation effects of $1.2 million, the impact of a lower cost structure resulting from our cost reduction programs during the three months ended March 31, 2006 as compared with the three months ended March 31, 2005 of $1.3 million and to lower sales volume in the three months ended March 31, 2006 as compared with the three months ended March 31, 2005.

In our roll covers segment, cost of products sold increased by $0.7 million, or 2.4%, to $29.5 million for the three months ended March 31, 2006 from $28.8 million for the three months ended March 31, 2005. The increase was primarily attributable to an unfavorable shift in the mix of our product sales to lower margin products, primarily in North America, partially offset by favorable currency effects of $1.1 million. The unfavorable product mix resulted from a shift in sales from our more profitable rubber covers to other types of covers as well as increased sales in mechanical services and spreader rolls, which carry lower margins.

Selling Expenses. For the three months ended March 31, 2006, selling expenses increased by $0.8 million, or 4.5%, to $18.4 million from $17.6 million for the three months ended March 31, 2005. The increase was primarily due to increased headcount, payroll, commissions and other selling expenses of $1.3 million, primarily in North America, in an effort to expand sales coverage and to address shifting markets, partially offset by favorable currency translation effects of $0.5 million.

General and Administrative Expenses. For the three months ended March 31, 2006, general and administrative expenses increased by $3.6 million, or 24.7%, to $18.2 million from $14.6 million for the three months ended March 31, 2005. The increase was primarily due to (i) a $1.4 million decrease in royalty income due to a receipt of royalties in the three months ended March 31, 2005 resulting from the final settlement of certain royalties that did not recur in the three months ended March 31, 2006, (ii) $0.8 million of compensation expense incurred as a result of restricted stock units granted under our 2005 Equity Incentive Plan, (iii) an increase in bad debt expense of $0.5 million during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 and (iv) increased payroll, fringe benefit and other costs in the three months ended March 31, 2006 as compared to March 31, 2005. These increases were partially offset by (i) the impact of a lower cost structure during the three months ended March 31, 2006 as compared to our cost structure for the three months ended March 31, 2005 of $0.6 million as a result of our cost reduction programs and (ii) favorable currency effects of $0.4 million.

Restructuring Expenses. For the three months ended March 31, 2006, restructuring expenses decreased by $5.0 million to $0.2 million from $5.2 million for the three months ended March 31, 2005. Restructuring expenses result from our long-term strategy to reduce production costs and improve long-term competitiveness as described above under “Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities and through headcount reductions. Expenses incurred in 2006 are for cost reduction programs initiated prior to 2006. No new restructuring programs have been implemented since the first quarter of 2005. For the three months ended March 31, 2005, restructuring expense consisted of severance and facility costs of $3.6 million and $1.6 million, respectively.

Research and Development Expenses. For the three months ended March 31, 2006, research and development expenses increased by $0.2 million, or 8.7%, to $2.5 million from $2.3 million for the three months ended March 31, 2005 which is attributable to continuing enhancements of existing products.

Interest Expense, Net. Net interest expense for the three months ended March 31, 2006 decreased by $5.5 million, or 35.5%, to $10.0 million from $15.5 million for the three months ended March 31, 2005. The decrease is primarily attributable to lower average debt balances outstanding during the three months ended March 31, 2006 as compared with the three months ended March 31, 2005, as a result of the refinancing that occurred in connection with our initial public offering on May 19, 2005 and to lower interest rates on our current credit facility as compared to our debt facilities prior to the initial public offering.

Foreign Exchange Gain (Loss). For the three months ended March 31, 2006, we had a foreign exchange loss of $0.1 million compared to a gain of $3.4 million for the three months ended March 31, 2005. The $3.5 million fluctuation was primarily attributable to the manner in which swings in the value of the US Dollar as compared to other currencies, primarily the Euro and the Brazilian Real, affect the reported amount of our external debt and intercompany transactions. Under our previously existing senior and mezzanine debt facilities, certain of our subsidiaries had debt denominated in currencies other than their functional currency and, as a result, the changes in relative exchange rates created a foreign exchange gain or loss. Under our current credit facility the majority of amounts borrowed are denominated in the functional currency of the borrowing subsidiary, which mitigates future foreign exchange gain or loss related to external debt. With our current credit facility in place, foreign exchange gains and losses result primarily from intercompany activity.

Provision for Income Taxes. For the three months ended March 31, 2006 and 2005 we recognized a provision for income taxes of $4.1 million and $5.6 million, respectively. In 2005, the tax provision was effected by the non-deductibility of certain transaction costs and by operating losses in taxing jurisdictions for which valuation allowances have been provided because of the uncertainty surrounding the future utilization of such net operating loss carryforwards. In 2006, certain jurisdictions which had actual operating losses in 2005 have forecasted profits which will allow the recognition of deferred tax assets for which a valuation allowance has been previously established.

DIVIDEND POLICY

Effective upon completion of the initial public offering of our common stock in May 2005 our Board of Directors adopted a dividend policy that reflects our judgment that our stockholders would be better served if we distributed to them a substantial portion of the excess cash generated by our business rather than reinvesting it in our business. Under this policy, we intend to distribute a substantial portion of the cash generated by our business in excess of operating needs, reserves for contingencies, interest and principal payments on indebtedness, capital expenditures, restructuring expenses and tax payments as regular quarterly dividends to the holders of our common stock, up to the intended dividend rate of $.90 per share, rather than retaining such cash for other purposes such as significant acquisitions or to pursue growth opportunities requiring capital expenditures or other investments significantly beyond our current expectations. As more fully described in our Annual Report on Form 10-K for the year ended December 31, 2005, shareholders may not receive any dividends as a result of the following factors:

•	we are not obligated to pay dividends;

•	our credit facility limits the amount of dividends we are permitted to pay;

•	our credit facility contains restrictive covenants that will require us to improve our performance over time to remain in compliance therewith;

•	our board of directors may modify or revoke our dividend policy;

•	even if our dividend policy is not modified or revoked, our board of directors could decide to reduce dividends or not to pay dividends at all, at any time and for any reason;

•	the amount of dividends distributed is subject to state law restrictions;

•	our shareholders have no contractual or other legal right to dividends;

•	we may not have enough cash to pay dividends due to changes to our operating earnings, working capital requirements and anticipated cash needs; and

•	our foreign subsidiaries may be subject to legal restrictions that prevent them from distributing cash to us to enable the payment of dividends.

Following December 31, 2006, our credit facility limits the payment of dividends in any fiscal quarter to an amount that, when added to the amount of dividends paid in the three fiscal quarters ended immediately prior to such fiscal quarter, does not exceed 75% of our pre-dividend free cash flow (as defined in our credit facility) for the four fiscal quarters ended immediately prior to such fiscal quarter. See “- Credit Facility” below. Giving pro forma effect to our initial public offering and the other related transactions, including our credit facility established in connection with the offering, as amended in February 2006, and the legal reorganization of a portion of our international operations completed in 2005 as if such transactions had been consummated immediately prior to March 31, 2005 we would have generated $44.3 million of pre-dividend free cash flow for the twelve month period ended March 31, 2006. If the credit facility restriction based upon pre-dividend free cash flow were applicable for the twelve month period ended March 31, 2006, this level of pre-dividend free cash flow would permit maximum dividend payments in respect of any consecutive four fiscal quarter period of $33.2 million, which is less than the approximately $39.4 million necessary to pay dividends at a $.90 per share annual rate based upon 43,725,093 shares of common stock outstanding as of March 31, 2006. We expect that increased expenditures in 2006 for capital investment (not including capital expenditures of up to $8.4 million permitted under our credit facility to expand press felt production capacity in Brazil, in addition to the general amount of permitted capital expenditures, subject to compliance with the other provisions of our credit facility) and payments of withholding taxes in respect of retained common stock relating to equity incentive awards, as compared to the twelve months ended March 31, 2006, will be offset by lower cash restructuring costs in 2006 as compared to the twelve months ended March 31, 2006. The amount of our cash income tax costs in 2006 will be largely dependent on the geographies in which our income for 2006 is earned, and therefore if our Adjusted EBITDA for 2006 were at the same level as the twelve months ended March 31, 2006, $148.8 million, cash income taxes for 2006 could be higher or lower than in the twelve months ended March 31, 2006. Accordingly, based upon our expected expenditures for 2006, our credit facility would prohibit us from paying dividends at a $0.90 per share annual rate when the pre-dividend free cash flow limitation on dividends applies if our financial performance does not improve. If necessary to enable us to pay dividends in accordance with our dividend policy, we would consider reducing our planned capital expenditures for the remainder of 2006 to a level that would not adversely affect our ability to execute on our business plan in the near term and/or funding a portion of our capital expenditures with all or a portion of the $7.2 million proceeds from asset sales in 2005 and the first quarter of 2006. Under our credit facility, capital expenditures financed with the proceeds from certain asset sales do not reduce pre-dividend free cash flow; see “- Credit Facility” below. In addition, based upon our expected cash expenditures in 2006 (not including the additional capital expenditures of up to $8.4 million to expand press felt in Brazil described above and a voluntary repayment of our senior debt in the amount of $5 million made in February 2006) and depending on the timing of those expenditures, in order to pay dividends at a $.90 per share annual rate out of cash flow from operations, we would need to achieve financial performance in 2006 above the level achieved for the twelve months ended March 31, 2006. If our cash flow from operations are not sufficient to fund dividends, we would either need to reduce our dividend or, so long as permitted to do so under our credit facility, fund a portion of our dividends with cash on hand or borrowings under our credit facility or from other sources.

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

On May 10, 2006, our Board of Directors declared a cash dividend of $0.225 per share of common stock payable on June 15, 2006 to shareholders of record at the close of business on June 5, 2006.

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

Net cash provided by operating activities was $3.8 million for the three months ended March 31, 2006 and $17.8 million for the three months ended March 31, 2005. The decrease is principally attributable to working capital changes, including the build up of inventory levels to meet future demand and higher income tax payments during the first quarter of 2006 as compared with the first quarter of 2005.

Net cash used in investing activities was $14.9 million for the three months ended March 31, 2006 and $1.9 million for the three months ended March 31, 2005. The increase was primarily due to our acquisition on February 2, 2006 of Coldwater Covers, Inc. and a related manufacturing facility for a total purchase price of $7.0 million and to an offset in cash used for investing activities for the three months ended March 31, 2005 of $4.9 million reflecting the proceeds from the sale of our Wake Forest, North Carolina manufacturing facility. Additionally there was an increase in capital equipment spending of $1.3 million in the three months ended March 31, 2006 as compared with the three months ended March 31, 2005.

Net cash used in financing activities was $16.2 million for the three months ended March 31, 2006 and net cash provided by financing activities was $0.4 million for the three months ended March 31, 2005. The decrease was primarily the result of a $9.8 million payment of dividends to our shareholders during the three months ended March 31, 2006, a $5.0 million voluntary repayment of senior debt in February 2006 and a $0.8 million fee related to the amendment of our credit facility on February 8, 2006. We had no dividend payments during the three months ended March 31, 2005 as we did not begin making dividend payments to our shareholders until after the completion of our initial public offering on May 19, 2005. Additionally, during the three months ended March 31, 2006, cash used in financing activities was impacted by decreased borrowings of $3.0 million, which were essentially offset by the $2.4 million decrease in financing costs related to the initial public offering during the three months ended March 31, 2006 as compared with the three months ended March 31, 2005.

As of March 31, 2006, there was a $635.8 million balance of term loans outstanding under our senior credit facility. The decrease from the $650 million issued on May 19, 2005 was due to (i) changes in currency exchange rates impacting debt denominated in currencies other than the US Dollar, (ii) quarterly principal payments of $1.6 million beginning with the quarter ended September 30, 2005, as required under the term loan and (iii) a voluntary repayment of senior debt in February 2006 in the amount of $5 million. In addition, as of March 31, 2006, we had an aggregate of $11.5 million of debt outstanding under our current revolving lines of credit, including the revolving credit facility under our senior credit facility and lines of credit in various foreign countries that are used to facilitate local short-term operating needs and an aggregate of $55.3 million available for additional borrowings under these revolving lines of credit.

We had $34.5 million of cash and cash equivalents at March 31, 2006 compared to $60.0 million at December 31, 2005. In addition to the general amount of capital expenditures we are permitted to make under our credit facility, we are permitted, subject to the other provisions of the credit facility, to make additional capital expenditures of up to $8.4 million in 2006 and up to $8.2 million in 2007 to expand press felt production capacity in Brazil. See “Capital Expenditures” below.

CAPITAL EXPENDITURES

For the three months ended March 31, 2006, we had capital expenditures of $8.1 million consisting of growth capital expenditures of $6.0 million and maintenance capital expenditures of $2.1 million. Growth capital expenditures consist of items that are intended to increase the manufacturing, production and/or distribution capacity or efficiencies of our operations in conjunction with the execution of our business strategies. Maintenance capital expenditures are designed to sustain the current capacity or efficiency of our operations and include items relating to the renovation of existing manufacturing or service facilities, the purchase of machinery and equipment for existing manufacturing or service facilities and safety and environmental needs. For the three months ended March 31, 2005, capital expenditures were $6.8 million, consisting of growth capital expenditures of $4.5 million and maintenance capital expenditures of $2.3 million.

See “Credit Facility” below for a discussion on the restrictions imposed on our ability to make capital expenditures by our credit facility. We estimate that we will have capital expenditure requirements of approximately $40 million per year, on average, for the next several years, not including additional capital expenditures of up to $8.4 million in 2006 and $8.2 million in 2007 that we are permitted to make, subject to other provisions of the credit facility, in those years to expand press felt production capacity in Brazil. Of the $40 million, we expect that we will spend, on average, approximately $20 million per year on maintenance capital expenditures and approximately $20 million per year on growth capital expenditures. If necessary to enable us to pay dividends in accordance with our dividend policy, we would consider reducing our planned capital expenditures for 2006 to a level that would not adversely affect our ability to execute on our business plan in the near term. See “Dividend Policy”.

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

Our credit facility requires that we meet certain financial covenants in order to avoid a default or event of default under the facility. These covenants are as follows:

•	Our interest coverage ratio as of the end of any period set forth below must exceed the ratio set forth for such period:

Period	Ratio
Fiscal quarters ending March 31, 2006 through September 30, 2006	3.50:1
Fiscal quarters ending December 31, 2006 and March 31, 2007	4.00:1
Fiscal quarters ending June 30, 2007 through December 31, 2007	4.25:1
Fiscal quarters ending March 31, 2008 through December 31, 2008	4.50:1
Fiscal quarters ending March 31, 2009 through December 31, 2009	4.75:1
Fiscal quarters ending March 31, 2010 through December 31, 2010	5.00:1
Fiscal quarters ending March 31, 2011 and thereafter	5.25:1

•	Our leverage ratio as of the end of any period set forth below must not exceed the ratio set forth for such period:

Period	Ratio
Fiscal quarters ending March 31, 2006 through December 31, 2006	4.75:1
Fiscal quarter ending March 31, 2007	4.50:1
Fiscal quarters ending June 30, 2007 through December 31, 2007	4.25:1
Fiscal quarters ending March 31, 2008 and June 30, 2008	3.50:1
Fiscal quarters ending September 30, 2008 and December 31, 2008	3.25:1
Fiscal quarters ending March 31, 2009 through December 31, 2009	3.00:1
Fiscal quarters ending March 31, 2010 and June 30, 2010	2.75:1
Fiscal quarters ending September 30, 2010 and December 31, 2010	2.50:1
Fiscal quarters ending March 31, 2011 and June 30, 2011	2.25:1
Fiscal quarters ending September 30, 2011 and thereafter	2.00:1

•	Our fixed charge coverage ratio as of the end of any period set forth below must exceed the ratio set forth for such period:

Period	Ratio
Fiscal quarters ending March 31, 2006 through December 31, 2006	1.75:1
Fiscal quarters ending March 31, 2007 through December 31, 2007	1.85:1
Fiscal quarters ending March 31, 2008 and thereafter	1.90:1

For the four fiscal quarters ended March 31, 2006 our interest coverage ratio was 4.07:1, our leverage ratio was 4.36:1, and our fixed charge coverage ratio was 2.23:1. There can be no assurance that we will continue to be in compliance with such financial ratios. In order to be in compliance with such financial ratios in respect of the four fiscal quarters ending March 31, 2007, we will need to generate Adjusted EBITDA during such period that is nearly equal to the amount of Adjusted EBITDA we generated in the twelve month period ended March 31, 2006. Because the financial ratios become more restrictive over time, our financial performance will need to improve after 2006 in order for us to remain in compliance with the financial ratios in subsequent periods. Our ability to comply with the financial ratios may be affected by events beyond our control, such as prevailing economic, financial and industry conditions, including unfavorable foreign currency movements relative to the US Dollar.

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

Our credit facility also restricts our ability to declare and pay dividends on our common stock as follows:

•	we will be permitted to pay dividends in an amount not to exceed $10 million in the aggregate per fiscal quarter until December 31, 2006, subject to there being no default or event of default under our credit facility as described below;

•	beginning on December 31, 2006, we may pay dividends on each quarterly dividend payment date up to an amount that, when added to the amount of dividends paid on the three most recent prior quarterly dividend payment dates, does not exceed 75% of our pre-dividend free cash flow (as defined in our new credit facility) for the four fiscal quarters ended immediately prior to such dividend payment date. “Pre-dividend free cash flow” is defined in our credit facility as Adjusted EBITDA minus the sum of (i) net interest expense paid in cash, (ii) net cash taxes, (iii) cash capital expenditures (reduced by the amount of capital expenditures financed with indebtedness until such indebtedness has been repaid, capital expenditures financed with asset sale, insurance or condemnation proceeds which we are permitted to retain in our business, any capital expenditures made with the proceeds of previously generated surplus cash and any capital expenditures used to expand press felt production capacity in Brazil in 2006 (up to $8.4 million) and 2007 (up to $8.2 million), (iv) all scheduled debt repayments, (v) cash restructuring expenses (up to specified amounts per the credit facility) and (vi) cash payments of withholding taxes from proceeds of the repurchase, redemption or retention of our common stock relating to equity incentive awards; and

•	we may not pay dividends if a default or event of default under our new credit facility has occurred and is continuing or would occur as a consequence of such payment.

Pre-dividend free cash flow (as defined in our credit facility) does not represent the amount we intend to distribute as dividends for any period but rather is a restriction on the maximum level of dividend payments, if any, that we will be permitted to declare and pay under the terms of our credit facility. See “Dividend Policy” above.

CRITICAL ACCOUNTING POLICIES

Stock-based Compensation Expense

On January 1, 2006, we adopted SFAS No. 123R, which discontinues the accounting for share-based compensation using APB No. 25 and generally requires that such transactions be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. We adopted the modified prospective application method of SFAS No. 123R. Under this transition method, we are required to record compensation expense based on the grant-date fair value provisions of SFAS No. 123R for (i) all share-based awards granted subsequent to December 31, 2005 and (ii) all share-based awards granted prior to, but not yet vested, as of December 31, 2005. In accordance with the modified prospective method of adoption, our results of operations and financial position for prior periods have not been restated. We used the graded attribution method to recognize expense for all restricted stock units (“RSUs”) granted prior to the adoption of SFAS 123R. The expense associated with the unvested portion of the pre-adoption grants will continue to be expensed using the graded attribution method. We will use the straight-line attribution method to recognize expense for RSUs granted after December 31, 2005. We had no grants of share-based awards during the three months ended March 31, 2006.

Compensation expense for our performance-based RSUs, which generally require the achievement of defined shareholder return targets for common stock to be earned, is calculated on the date of grant using the fair value of the RSUs as determined by the Monte Carlo valuation model. This valuation model requires us to make several assumptions. One of the key assumptions is expected volatility of the price of our common stock. To determine our expected volatility we considered a number of factors, including third party estimates, and performed a peer group analysis of historical and implied volatility measures rather than using our own historical volatility because of the relatively short period of time that we have been a public company (i.e. since our initial public offering on May 19, 2005). Based upon the peer group analysis, we determined to use a 37% volatility assumption, which is the midpoint of the range developed by looking at the peer group. Generally, the higher the expected volatility used in the Monte Carlo model, the higher the grant date fair value of the RSU.

We also made the following assumption for use with the Monte Carlo valuation model:

Expected term	Two years and four years
Expected dividends	$0.90 per year ($0.225 per quarter)
Risk-free interest rate	3.59% (two years) and 3.73% (four years)

(i) Expected term. Certain performance-based RSUs expire two years after the anniversary date of the Company’s initial public offering and the majority of them expire four years after the anniversary date; therefore these are the expected terms used in the Monte Carlo model. Generally, the longer the expected term used, the higher the grant date fair value of the RSU.

(ii) Expected dividends. Since its initial public offering on May 19, 2005, we have paid quarterly dividends of $0.225 per share on each of September 15, 2005 ($0.105 as the pro rata amount with respect to the period from May 19, 2005 to June 30, 2005), December 15, 2005 (with respect to the quarter ended September 30, 2005) and March 15, 2006 (with respect to the quarter ended December 31, 2005). An assumed continuation of quarterly dividends at the rate of $0.225 was used for the purposes of the application of the Monte Carlo pricing model at the time the Company adopted SFAS No. 123R.

(iii) Risk-free interest rate. The yield on zero-coupon U.S. Treasury securities for the period that is commensurate with the expected term assumption (i.e. two years and four years, respectively).

As the time-based and performance-based RSUs require continued employment up to the time of vesting, the amount of stock-based compensation recognized during a period is required to include an estimate of forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is related to employee attrition and based on a historical analysis of our employee turnover, we estimate that approximately 10% of time-based and performance-based RSUs will be forfeited. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will be only for those shares that meet the requirements of continued employment up to the time of vesting.

We recorded compensation expense of $0.8 million for the three months ended March 31, 2006, in accordance with SFAS No. 123R. The adoption of FAS 123R had no impact on the Company’s earnings per share for the three months ended March 31, 2006. The amount of compensation expense, net of tax benefit, that is expected to be recorded under SFAS No. 123R for the remaining quarters of 2006 is expected to impact diluted EPS by approximately $.01 each quarter.

As of March 31, 2006, there was $6.8 million of total unrecognized compensation expense related to unvested share-based awards which is expected to be recognized over a weighted average period of 2.8 years.

See Note 14 of our Notes to Unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our adoption of SFAS No. 123R.

NON-GAAP LIQUIDITY MEASURES

We use EBITDA and Adjusted EBITDA as supplementary non-GAAP liquidity measures to assist us in evaluating our liquidity and financial performance, specifically our ability to service indebtedness and to fund ongoing capital expenditures and dividends. Our credit facility includes covenants based on Adjusted EBITDA. If our Adjusted EBITDA declines below certain levels, we will violate covenants resulting in a default condition under the credit facility or be required to prepay the credit facility or we will be prohibited from paying dividends. Neither EBITDA nor Adjusted EBITDA should be considered in isolation or as a substitute for net cash provided by operating activities (as determined in accordance with GAAP) or income (loss) from operations (as determined in accordance with GAAP).

EBITDA is defined as net income (loss) before interest expense, income tax provision (benefit) and depreciation and amortization. Adjusted EBITDA is defined in our credit facility and is EBITDA plus (i) expenses or losses incurred on or prior to the completion of our initial public offering in connection with proposed or completed debt or equity financing transactions, including expenses or losses related to the early retirement or extinguishment of debt and any bonuses paid in connection with such financing transactions, (ii) unrealized foreign exchange (gain) loss on indebtedness, net, (iii) restructuring or related impairment expenses (not to exceed $11million in 2005, $4 million in 2006, $3.5 million in 2007 and $1.5 million in each year thereafter), (iv) reserves for inventory in connection with plant closings, (v) stock-based and other non-cash compensation charges, charges from forgiveness of loans made to employees in connection with the purchase of equity and any tax gross-up payments made in respect of such loan forgiveness in connection with or prior to the completion of our initial public offering, (vi) certain transaction costs, including costs incurred in connection with our initial public offering and the related debt financing and the legal reorganization of Brazilian subsidiaries, (vii) costs associated with payments to management prior to the completion of our initial public offering in connection with the termination of incentive plans, (viii) non-cash charges resulting from the application of purchase accounting, (ix) any fees, expenses or charges deducted in computing net income (loss) which have been determined by management, which determination is reasonably acceptable to the administrative agent under our credit facility, to be non-recurring by virtue of changes in our method of operations pursuant to our cost reduction programs, (x) non-cash losses (net of non-cash gains) resulting from marking-to-market hedging obligations, (xi) non-cash expenses resulting from the granting of stock options, restricted stock or restricted stock unit awards under equity compensation programs solely with respect to our common stock and (xii) expenses not exceeding $5 million per year incurred as a result of the repurchase, redemption or retention of our own common stock earned under equity compensation programs solely in order to make withholding tax payments. Adjusted EBITDA, as defined in the credit facility and calculated below, may not be comparable to similarly titled measurements used by other companies. The following table provides a reconciliation from net cash provided by operating activities, which is the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2006	2005
Net cash provided by operating activities	$3,768	$17,791
Interest expense, net	10,011	15,460
Net change in operating assets and liabilities	23,162	243
Income tax provision	4,050	5,655
Stock-based compensation	(778)	—
Deferred financing cost amortization	(923)	(246)
Deferred taxes	(4,341)	(999)
Deferred interest	—	(528)
Gain (loss) on disposition of property and equipment	22	(9)
Unrealized foreign exchange gain (loss) on indebtedness, net	(392)	3,771

EBITDA	34,579	41,138
Unrealized foreign exchange (gain) loss on indebtedness, net	392	(3,771)
Restructuring expenses	222	5,176
Non-cash compensation and related expenses	778	—
Non-recurring expenses resulting from cost reduction programs (A)	1,444	1,572

Adjusted EBITDA	$37,415	$44,115

(A)	In accordance with the definition of Adjusted EBITDA in our credit facility, certain fees, expenses and charges deducted in computing net income determined by us to be non-recurring, which determination was accepted by the administrative agent under the facility, by virtue of changes in our method of operations pursuant to our cost reduction programs have been added back to Adjusted EBITDA for the three months ended March 31, 2006 and March 31, 2005. These fees, expenses and charges include certain operating costs incurred in connection with the transition of production operations from a closed facility to another facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of March 31, 2006, we had open foreign currency exchange contracts maturing through January 2007 with total net notional amounts of approximately $22 million. At March 31, 2006, we prepared an analysis to determine the sensitivity of our forward foreign exchange contracts to changes in exchange rates. A hypothetical adverse exchange rate movement of 10% against our forward foreign exchange contracts would have resulted in a potential net loss in fair value of these contracts of approximately $2.2 million. All such losses on these forward foreign exchange contracts would be substantially offset by gains on the underlying transactions that we had hedged.

In connection with our previous senior and mezzanine debt, we had non-hedged currency exposure on certain indebtedness related to (i) indebtedness denominated in Euros at our U.S. subsidiaries, whose functional currency is the US dollar, and (ii) indebtedness denominated in U.S. dollars at our foreign subsidiaries, whose functional currency is the Euro. The Company no longer has this exposure as this debt was paid off at the time of our initial public offering on May 19, 2005.

For additional information about the risks associated with fluctuations in currency exchange rates, see “Foreign Exchange.”

Interest Rate Hedging. Our senior credit facility has a variable interest rate. We entered into interest rate swap contracts effective June 30, 2005 pursuant to which we pay fixed rates on US Dollar notional amounts while receiving the applicable floating LIBOR rates. The interest rate swap contracts effectively fix the interest rate on 86% of the term loan portion of the credit facility through June 30, 2008. On February 8, 2006, we amended our credit facility agreement and increased the margin of our US Dollar LIBOR term loans from 2.00% to 2.25%, and as of March 31, 2006, the weighted average on the effectively fixed portion of the term loan facility was 5.66%. We estimate that a 1% change in the LIBOR rate would increase our interest expense on the term debt by approximately $0.9 million on an annual basis during the period during which we expect will be covered by these interest rate swap agreements.

We also had interest rate swaps during the three months ended March 31, 2005 in connection with our previous senior and mezzanine debt, pursuant to which we paid fixed rates on Eurodollar, US Dollar and Canadian Dollar notional amounts while receiving the applicable floating LIBOR rates from the counter-parties on our previously existing debt. In addition to these interest rate swaps, interest on the US Dollar-denominated portion of the mezzanine debt had a fixed rate. We used the proceeds from our initial public offering, together with borrowings under the new credit facility, to repay all outstanding borrowings under our previously existing senior and mezzanine credit facilities and our interest rate swap contracts.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are from time to time involved in various legal proceedings that arise in the ordinary course of our business. We believe that none of our pending litigation will, individually or in the aggregate, have a material adverse effect on our financial condition, cash flows or results of operations.

ITEM 1A. RISK FACTORS

The risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have not materially changed except that information included in the final paragraph of the risk factor under the heading “Our credit facility prohibits us from paying dividends in the future if we do not improve our financial performance” in such annual report on Form 10-K has been updated in this Quarterly Report on Form 10-Q with information as of March 31, 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Dividend Policy”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

XERIUM TECHNOLOGIES, INC.
(Registrant)

Date: May 12, 2006	By:	/s/ Michael P. O’Donnell
Michael P. O’Donnell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
10.1	Amendment No. 1 to Credit Agreement, dated as of February 8, 2006, among Xerium Technologies, Inc. and certain financial institutions as lenders, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2006.

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Statement of the Chief financial Officer pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002.