Form 10-Q
period 2006-06-30
XERIUM TECHNOLOGIES INC
filed 2006-08-11
CIK 1287151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of August 10, 2006 was 43,799,662.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Xerium Technologies, Inc.

Condensed Consolidated Balance Sheets—(Unaudited)

(dollars in thousands, except per share data)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$32,462	$59,976
Accounts receivable (net of allowance for doubtful accounts of $3,364 at June 30, 2006 and $2,277 at December 31, 2005)	109,620	101,623
Inventories	106,663	96,713
Prepaid expenses	8,072	5,507
Other current assets	23,153	14,387

Total current assets	279,970	278,206
Property and equipment, net	379,732	362,118
Goodwill	312,463	298,495
Intangible assets and deferred financing costs, net	39,885	38,356
Other assets	5,912	6,741

Total assets	$1,017,962	$983,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$12,299	$9,523
Accounts payable	33,357	37,940
Accrued expenses	47,203	54,825
Current maturities of long-term debt	7,789	8,582

Total current liabilities	100,648	110,870
Long-term debt, net of current maturities	643,382	631,027
Deferred taxes	40,917	37,369
Pension, other postretirement and postemployment obligations	99,215	95,304
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares outstanding as of June 30, 2006 and December 31, 2005	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 43,799,662 shares and 43,725,093 shares outstanding as of June 30, 2006 and December 31, 2005, respectively	438	437
Paid-in capital	200,540	199,285
Accumulated deficit	(63,662)	(64,567)
Accumulated other comprehensive loss	(3,516)	(25,809)

Total stockholders’ equity	133,800	109,346

Total liabilities and stockholders’ equity	$1,017,962	$983,916

See accompanying notes.

Xerium Technologies, Inc.

Condensed Consolidated Statements of Operations – (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$154,602	$145,850	$301,334	$297,777
Costs and expenses:
Cost of products sold	89,465	86,092	174,494	172,894
Selling	19,174	17,459	37,739	35,232
General and administrative	17,050	39,988	33,670	53,778
Restructuring	176	5,332	398	10,508
Research and development	2,364	2,692	4,925	5,074

	128,229	151,563	251,226	277,486

Income (loss) from operations	26,373	(5,713)	50,108	20,291
Interest expense	(10,916)	(13,649)	(21,550)	(29,260)
Interest income	385	312	1,008	463
Foreign exchange gain (loss)	(1,196)	1,670	(1,332)	5,048
Loss on early extinguishment of debt	—	(4,886)	—	(4,886)

Income (loss) before provision for income taxes	14,646	(22,266)	28,234	(8,344)
Provision (benefit) for income taxes	3,513	(9,918)	7,563	(4,263)

Net income (loss)	$11,133	$(12,348)	$20,671	$(4,081)

Net income (loss) per share:
Basic	$0.25	$(0.33)	$0.47	$(0.12)

Diluted	$0.25	$(0.33)	$0.47	$(0.12)

Shares used in computing net income (loss) per share:
Basic	43,748,857	36,880,379	43,737,041	33,963,138

Diluted	43,878,315	36,880,379	43,848,143	33,963,138

Cash dividends per common share:	$0.225	$—	$0.45	$—

See accompanying notes.

Xerium Technologies, Inc.

Condensed Consolidated Statements of Cash Flows - (Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2006	2005
Operating activities
Net income (loss)	$20,671	$(4,081)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	1,557	15,977
Depreciation	20,094	20,623
Amortization of intangibles	2,199	2,112
Deferred financing cost amortization	1,700	686
Unrealized foreign exchange (gain) loss on revaluation of debt	1,857	(6,025)
Deferred taxes	5,140	132
Deferred interest	—	813
Asset impairment	—	175
Loss on early extinguishment of debt	—	4,886
(Gain) loss on disposition of property and equipment	47	(157)
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(2,406)	3,590
Inventories	(4,562)	148
Prepaid expenses	(2,221)	(4,380)
Other current assets	(3,802)	60
Accounts payable and accrued expenses	(16,739)	(29,203)
Deferred and other long term liabilities	(1,486)	1,287

Net cash provided by operating activities	22,049	6,643

Investing activities
Capital expenditures, gross	(17,615)	(15,523)
Proceeds from disposals of property and equipment	66	5,428
Payment for acquisition, net of cash acquired	(6,933)	—
Other	32	(50)

Net cash used in investing activities	(24,450)	(10,145)

Financing activities
Net increase in borrowings (maturities of 90 days or less)	2,169	114
Proceeds from borrowings (maturities longer than 90 days)	155	650,000
Principal payments on debt	(9,380)	(744,621)
Issuance of common stock	—	160,791
Redemption of common stock	—	(4,551)
Cash dividends on common stock	(19,693)	—
Costs related to public offering and refinancing	—	(32,418)
Other	(1,204)	(1,153)

Net cash provided by (used in) financing activities	(27,953)	28,162

Effect of exchange rate changes on cash flows	2,840	2,490

Net increase (decrease) in cash	(27,514)	27,150
Cash and cash equivalents at beginning of period	59,976	24,002

Cash and cash equivalents at end of period	$32,462	$51,152

Supplemental schedule of noncash investing and financing activities:
The Company purchased all of the capital stock and manufacturing facility of Coldwater Covers, Inc. for $6,982 and assumed liabilities as follows:
Fair value of assets acquired	$7,041	$—
Cash paid for capital stock and manufacturing facility	(6,982)	—

Liabilities assumed	$59	$—

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

On February 2, 2006 the Company acquired privately-held Coldwater Covers, Inc. (“Coldwater”) and a related manufacturing facility for a total purchase price of $6,982, subject to certain adjustments. Coldwater manufactures polyurethane and composite roll covers and bowed rolls, primarily for the paper industry and provides mechanical services for rolls used in paper making and in a variety of other industrial applications. The acquisition was accounted for under the purchase method of accounting and, accordingly, Coldwater’s results of operations have been included in the Company’s consolidated income statements from the date of acquisition.

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

Upon completion of the offering, the total amount of the Company’s authorized capital stock consisted of 150,000,000 shares of $.01 par value common stock and 1,000,000 shares of $.01 par value preferred stock, of which 43,799,662 shares of common stock were outstanding at June 30, 2006. To date, no shares of preferred stock have been issued.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

3. Interim Financial Statements

The accompanying unaudited condensed consolidated interim financial statements at June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2005.

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

The Company’s derivative activities are as follows:

(i) Cash Flow Hedges

The Company’s interest rate swap agreements effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. The fair value of the interest rate derivative contracts is approximately $14,105 and $8,113 at June 30, 2006 and December 31, 2005, respectively, and is included in other current assets. All changes in the fair value of these contracts are recorded in accumulated other comprehensive loss.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

4. Accounting Policies - (continued)

(i) Cash Flow Hedges—(continued)

The Company has entered into interest rate swap contracts that effectively fix the interest rate on 86% of its term loan credit facility through June 30, 2008. As of June 30, 2006 the weighted average interest rate on the effectively fixed portion of the term loan facility was 5.64% and the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 6.69%.

The Company, from time to time, enters into foreign exchange forward contracts to fix currencies at specified rates based on expected future cash flows to protect against the fluctuations in cash flows resulting from sales denominated in foreign currencies over the next year. The fair value of these contracts is recognized at fair value based on market exchange forward rates. The fair value of these contracts amounted to an asset of $125 and a liability of $455 at June 30, 2006 and December 31, 2005, respectively. The change in fair value of these contracts is included in accumulated other comprehensive loss.

(ii) Fair Value Hedges

The Company is subject to exposure from fluctuations in foreign currencies. To manage this exposure, the Company uses foreign exchange forward contracts. The value of these contracts is recognized at fair value based on forward market exchange rates and the change in the fair value of these contracts is included in general and administrative expense. The amount was not material to the Company’s consolidated income statements for the three and six months ended June 30, 2006 and 2005.

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

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

4. Accounting Policies - (continued)

Net Income (Loss) Per Common Share—(continued)

At June 30, 2006, the Company had outstanding restricted stock units (“RSUs”), the majority of which were granted in 2005 (see Note 14). For the three and six months ended June 30, 2006, the dilutive effect of potential future issuances of common stock underlying the Company’s time-based and non-employee director RSUs was computed using the average market price for the respective period. The calculation of diluted earnings per share for the three and six months ended June 30, 2006 excludes the Company’s performance-based RSUs because management has determined that performance targets underlying these RSUs are unlikely to be met. The following table sets forth the computation of basic and diluted earnings weighted average shares:

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Weighted-average common shares outstanding—basic	43,748,857	36,880,379	43,737,041	33,963,138
Dilutive effect of stock-based compensation awards outstanding	129,458	—	111,102	—

Weighted-average common shares outstanding—diluted	43,878,315	36,880,379	43,848,143	33,963,138

For the three and six months ended June 30, 2005, 9,448 RSUs (see Note 14), respectively, were excluded from the calculation of diluted weighted average shares outstanding as the Company incurred net losses for those periods and, accordingly, diluted net loss per share is equal to basic net loss per share.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The Company has reclassified certain costs previously recorded in general and administrative expense to cost of sales, selling expenses and research and development expenses for prior periods to conform to the current period presentation.

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

5. Inventories

The components of inventories are as follows at:

	June 30, 2006	December 31, 2005
Raw materials	$23,826	$20,468
Work in process	39,992	33,120
Finished units	42,845	43,125

	$106,663	$96,713

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

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

7. Income Taxes—(continued)

The Company reduces the deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Relevant evidence, both positive and negative, is considered in determining the need for a valuation allowance. Information evaluated includes the Company’s financial position and results of operations for the current and preceding years as well as an evaluation of currently available information about future years. Based on the increased profitability of the Company’s clothing operations in the United Kingdom, a tax benefit of $1.0 million was recorded in June 2006 reflecting the reversal of the previously established valuation allowance against deferred tax assets. Management considers it more likely than not that these tax benefits will be realized. Because of the Company’s accumulated loss position in certain tax jurisdictions on June 30, 2006, and the uncertainty of profitability in future periods, the Company continues to have valuation allowances for deferred tax assets primarily related to net operating loss carryforwards in the United States and Sweden.

The Company’s effective tax rate of 24% and 27% for the three and six months ended June 30, 2006 is less than the statutory United States tax rate of 35% primarily due to the reversal of the valuation allowance in the United Kingdom of $1.0 million as described above and to income generated in certain taxing jurisdictions being offset by net operating loss carryforwards for which we did not previously record a benefit.

8. Pensions, Other Postretirement and Postemployment Benefits

The Company has defined benefit pension plans covering substantially all of its US and Canadian employees and employees of certain subsidiaries in other countries. Benefits are generally based on the employee’s years of service and compensation. These plans are funded in conformity with the funding requirements of applicable government regulations.

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

In connection with employment agreements entered into with two of the Company’s officers on May 19, 2005, the Company agreed to provide supplemental retirement benefits, which have been included in the benefits cost below. As required by SFAS No. 132, the following tables summarize the components of net periodic benefit cost:

	Three Months Ended		Six Months Ended
Defined Benefit Plans	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Service cost	$1,344	$1,226	$2,670	$2,462
Interest cost	1,308	1,294	2,598	2,658
Expected return on plan assets	(926)	(760)	(1,830)	(1,528)
Amortization of prior service cost	26	4	52	6
Amortization of net (gain) loss	240	24	491	163

Net periodic benefit cost	$1,992	$1,788	$3,981	$3,761

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

8. Pensions, Other Postretirement and Postemployment Benefits—(continued)

	Three Months Ended		Six Months Ended
Other Postretirement Benefit Plans	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Service cost	$108	$127	$216	$254
Interest cost	655	715	1,310	1,430
Amortization of prior service cost	(116)	(116)	(232)	(232)
Amortization of net loss	172	352	344	704

Net periodic benefit cost	$819	$1,078	$1,638	$2,156

9. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability	Change in Value of Derivative Instruments (see Note 4)	Accumulated Other Comprehensive Loss
Balance at December 31, 2005	$(21,979)	$(11,313)	$7,483	$(25,809)
Current period change, net of tax	16,044	—	6,249	22,293

Balance at June 30, 2006	$(5,935)	$(11,313)	$13,732	$(3,516)

10. Warranties

The Company offers warranties on certain products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The Company estimates the costs that may be incurred under its warranties and records a liability for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. Changes in the Company’s combined short-term and long-term warranty liabilities during the six months ended June 30, 2006 are as follows:

Balance at December 31, 2005	$2,495
Warranties provided during period	1,527
Settlements made during period	(1,464)
Changes in liability estimates, including expirations and currency effects	140

Balance at June 30, 2006	$2,698

11. Restructuring Charges

Restructuring charges included in the Company’s statements of operations are the result of its long-term strategy to reduce production costs and improve long-term competitiveness. Restructuring charges consist principally of severance costs related to reductions in work force and of facility costs and impairments of assets related to closing facilities and/or shifting production from one facility to another. Facility costs are principally comprised of costs to relocate assets to the Company’s other facilities, operating lease termination costs, legal and consulting expenses and other associated costs.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(dollars in thousands, except per share information)

11. Restructuring Charges—(continued)

The table below sets forth for the six months ended June 30, 2006, the significant components and activity under restructuring programs announced prior to 2006. We recorded $0.4 million of restructuring expenses related to such cost reduction efforts during the six months ended June 30, 2006.

	Balance at December 31, 2005	Charges	Cash Payments	Balance at June 30, 2006
Severance	$1,615	$—	$(959)	$656
Facility costs and other	282	398	(447)	233

Total	$1,897	$398	$(1,406)	$889

Restructuring charges by segment, which are not included in Segment Earnings (Loss) in Note 12, are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Clothing	$176	$3,898	$398	$7,880
Roll Covers	—	1,434	—	2,628

Total	$176	$5,332	$398	$10,508

In July 2006, the Company announced a reorganization of its European clothing management structure along functional lines.

The Company expects to incur approximately $1.5 million of additional restructuring expenses during the remainder of 2006.

12. Business Segment Information

The Company is a global manufacturer and supplier of consumable products used primarily in the production of paper, and is organized into two reportable segments: Clothing and Roll Covers. The Clothing segment represents the manufacture and sale of synthetic textile belts used to transport paper along the length of papermaking machines. The Roll Covers segment primarily represents the manufacture and refurbishment of covers used on the steel rolls of papermaking machines. The Company manages each of these operating segments separately.

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

Summarized financial information for the Company’s reportable segments is presented in the tables that follow for the three and six months ended June 30, 2006 and 2005, respectively. Segment Earnings (Loss) below excludes restructuring costs.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

12. Business Segment Information—(continued)

	Clothing	Roll Covers	Corporate	Total
Three Months Ended June 30, 2006:
Net sales	$99,814	$54,788	$—	$154,602
Segment Earnings (Loss)	27,481	15,421	(3,992)

Three Months Ended June 30, 2005:
Net sales	$96,125	$49,725	$—	$145,850
Segment Earnings (Loss)	24,457	13,103	(3,749)

	Clothing	Roll Covers	Corporate	Total
Six Months Ended June 30, 2006:
Net sales	$195,109	$106,225	$—	$301,334
Segment Earnings (Loss)	54,584	27,915	(7,618)
Six Months Ended June 30, 2005:
Net sales	$195,327	$102,450	$—	$297,777
Segment Earnings (Loss)	54,261	29,328	(7,235)

Provided below is a reconciliation of Segment Earnings (Loss) to income (loss) before provision for income taxes for the three and six months ended June 30, 2006 and 2005, respectively.

	Three Months Ended June 30,
	2006	2005
Segment Earnings (Loss):
Clothing	$27,481	$24,457
Roll Covers	15,421	13,103
Corporate	(3,992)	(3,749)
Non-cash compensation and related expenses	(779)	(15,977)
Net interest expense	(10,531)	(13,337)
Depreciation and amortization	(11,313)	(10,979)
Restructuring costs	(176)	(5,332)
Unrealized foreign exchange gain (loss) on revaluation of debt	(1,465)	2,254
Loss on early extinguishment of debt	—	(4,886)
Expenses related to initial public offering	—	(7,820)

Income (loss) before provision (benefit) for income taxes	$14,646	$(22,266)

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

12. Business Segment Information—(continued)

	Six Months Ended June 30,
	2006	2005
Segment Earnings (Loss):
Clothing	$54,584	$54,261
Roll Covers	27,915	29,328
Corporate	(7,618)	(7,235)
Non-cash compensation and related expenses	(1,557)	(15,977)
Net interest expense	(20,542)	(28,797)
Depreciation and amortization	(22,293)	(22,735)
Restructuring charges	(398)	(10,508)
Unrealized foreign exchange gain (loss) on revaluation of debt	(1,857)	6,025
Loss on early extinguishment of debt	—	(4,886)
Expenses related to initial public offering and refinancing	—	(7,820)

Income (loss) before provision (benefit) for income taxes	$28,234	$(8,344)

13. Commitments and Contingencies

Stockholder Litigation

On June 7, 2006, a purported class action complaint was filed in the United States District Court for the District of Massachusetts by Parkside Capital Ltd. on behalf of itself and all others similarly situated against the Company, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer. The Company was served with the complaint on June 8, 2006. The complaint concerns the Company’s initial public offering of common stock and alleges violations of Sections 11 and 12(a)(2) and liability under Section 15 of the Securities Act of 1933. The plaintiff seeks rescission rights, attorneys’ fees and other costs and unspecified damages on behalf of a purported class of purchasers of the Company’s common stock “pursuant and/or traceable to the Company’s IPO on or about May 16, 2005 through November 15, 2005.” The Company believes that the complaint is without merit and intends to defend the litigation vigorously.

Environmental Matters

In connection with the closure of certain manufacturing facilities under its restructuring programs, the Company conducted environmental site assessments which had indicated contamination at two sites. To date, the Company has recorded a charge for remediation costs of $4,600 ($850 and $3,750 during the year ended December 31, 2005 and 2004, respectively), which represented management’s best estimates of the probable and reasonably estimable costs relating to this environmental remediation. These costs were classified in general and administrative expenses and accrued expenses. The Company paid $522, $2,806 and $186 of environmental costs related to these facilities during the six months ended June 30, 2006 and the years ended December 31, 2005 and 2004, respectively, resulting in a remaining reserve for remediation costs of $1,086 as of June 30, 2006. This amount represents the estimated remaining costs of remediation at these facilities. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of such matters will not have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

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

The Company adopted the modified prospective method permitted under SFAS No. 123R. Under this transition method, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, compensation expense is recognized on all share-based payments granted prior to, but not yet vested, as of December 31, 2005 and for share-based payments granted subsequent to December 31, 2005. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated. Other than RSUs granted as dividends, which are charged against accumulated deficit under SFAS No. 123R, and RSUs granted to non-employee directors, which vest immediately (see discussion below under “2005 Equity Incentive Plan”), the Company did not have any share-based grants during the three and six months ended June 30, 2006; however, under the provisions of SFAS No. 123R, for outstanding unvested RSUs, compensation expense of $779 and $1,557 was recorded for the three and six months ended June 30, 2006 and a related tax benefit thereon of $298 and $597 was recorded for the three and six months ended June 30, 2006, respectively.

Under the provisions of APB No. 25, which has been superceded by SFAS 123R, compensation expense would have been $680 and $1,341 for the three and six months ended June 30, 2006 and related tax benefit thereon would have been $260 and $514 for the three and six months ended June 30, 2006, respectively. Under APB No. 25, no compensation expense was recorded relating to performance-based RSUs because management determined that it was not probable that performance targets will be met. The adoption of SFAS 123R had no impact on the Company’s earnings per share for the three and six months ended June 30, 2006. For compensation expense related to the three and six months ended June 30, 2005, see Stock Options and Restricted Stock below.

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

To earn common stock under time-based RSUs, generally the grantee must be employed by the Company through the applicable vesting date, which occurs annually on May 19, 2006, 2007 and 2008. To earn common stock under performance-based RSUs, defined shareholder return targets must be met over the four years (or two years in the case of 20,834 RSUs) following the completion of the Company’s initial public offering on May 19, 2005 and the grantee must be employed by the Company through May 19, 2009 (or May 19, 2007 in the case of 20,834 RSUs). Awards to non-employee directors vest upon grant and the underlying shares are issued to them upon termination of service as a member of the Board or a change in control, as defined. In June 2006, non-employee directors were granted 12,500 RSUs for which compensation expense of $120 was recorded.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

14. Stock-Based Compensation—(continued)

2005 Equity Incentive Plan—(continued)

A summary of RSUs outstanding as of June 30, 2006 and their vesting dates is as follows:

	Date Vested	Number of RSUs
Time-based RSUs	Annually, in varying amounts, on May 19, 2006, 2007 and 2008	312,729	(1)
Performance-based RSUs	May 19, 2009, assuming performance criteria are achieved	781,009
Performance-based RSUs	May 19, 2007, assuming performance criteria are achieved	20,834
Non-employee directors’ RSUs	Date of grant	26,085

Total RSUs outstanding		1,140,657

(1)	Amount herein is net of 112,666 RSUs that vested on May 19, 2006 (see discussion below).

Certain time-based RSUs and all non-employee director RSUs automatically adjust to reflect awards of additional RSUs upon payment of dividends by the Company. Outstanding RSUs that were awarded through June 30, 2006 in connection with the payment of dividends are included in the table below. During the three months ended June 30, 2006, 3,228 additional time-based RSUs and 312 additional non-employee director RSUs were issued in connection with the payment of dividends that occurred on June 15, 2006. These dividend RSUs were charged to accumulated deficit, in accordance with SFAS No. 123R.

Additionally, 74,569 shares of common stock underlying 112,666 time-based RSUs that vested on May 19, 2006 were issued during the three months ended June 30, 2006; the remaining 38,097 RSUs were withheld from issuance to satisfy minimum tax withholding requirements related to the issuance of such shares to the recipients.

RSU activity during the six months ended June 30, 2006, is presented below.

	Number of RSUs	Price Range of Grant-Date Fair Value Per RSU	Weighted Average Grant-Date Fair Value Price Per RSU
Outstanding, December 31, 2005	1,240,082	$8.40 – 12.01	$11.64
Granted (as dividends)	9,075	8.92 – 9.84	9.27
Granted (non-dividends)	12,500	9.56	9.56
Forfeited	(8,334)	11.66	11.66
Issued	(112,666)	8.92 – 11.66	11.58

Outstanding, June 30, 2006	1,140,657	$8.40-12.01	$11.60

Vested, June 30, 2006 (1)	26,085	$8.40-12.01	$10.55

(1)	Vested RSUs at June 30, 2006 consist entirely of non-employee directors RSUs. The common stock underlying these RSUs will be issued to the directors upon termination of their service as members of the Board and/or a change in control, as defined. The total grant-date fair value of such non-employee directors RSUs that vested during the six months ended June 30, 2006 was $125.

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

(iii) Expected dividends. An assumed continuation of quarterly dividends at the rate of $0.225 was used for the purposes of the application of the Monte Carlo pricing model at the time the Company adopted SFAS No. 123R.

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

As of June 30, 2006, there was approximately $6,100 of total unrecognized compensation expense related to unvested share-based awards which is expected to be recognized over a weighted average period of 2.5 years.

Stock Options and Restricted Stock

Prior to its initial public offering on May 19, 2005 (see Note 2), the Company’s former parent had stock options and restricted stock outstanding. All such stock options and restricted stock vested in connection with the consummation of the Company’s initial public offering which occurred on May 19, 2005, at which time the Company measured and recorded compensation expense of $15,507 related to these options and restricted stock based on their then current fair value in accordance with APB No. 25. Therefore, the adoption of SFAS No. 123R with respect to these share-based payments would not have had a significant impact on the Company’s financial position or results of operations for the three or six months ended June 30, 2005 because the pro forma net income under SFAS No. 123R and the reported net income are identical. These stock options and restricted stock are no longer outstanding after the completion of the initial public offering on May 19, 2005.

The Company accounted for RSUs granted on May 19, 2005 under the 2005 Plan in accordance with APB No. 25 and, accordingly, had recorded compensation expense of $470 for the three and six months ended June 30, 2005. Had compensation expense for the RSUs and prior stock options and restricted stock been determined based upon the fair value recognition provisions of SFAS No. 123, the net loss and the effect on net loss per share would have been as follows:

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

14. Stock-Based Compensation—(continued)

Stock Options and Restricted Stock—(continued)

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss, as reported	$(12,348)	$(4,081)
Add back: Stock based compensation expense reported, net of related tax effects, for prior options and restricted stock	7,598	7,598
Add back: Stock based compensation expense reported, net of related tax effects, for time-based RSUs	230	230
Less: Stock based compensation expense, net of related tax effect, for prior options and restricted stock	(7,598)	(7,598)
Less: Stock based compensation expense, net of related tax effect, for all RSUs	(292)	(292)

Net income (loss), pro forma	$(12,410)	$(4,143)

As reported – basic and diluted	$(0.33)	$(0.12)

Pro-forma – basic and diluted	$(0.34)	$(0.12)

15. Subsequent Event

Dividends

On August 10, 2006, the Company’s Board of Directors declared a cash dividend of $0.225 per share of common stock payable on September 15, 2006 to shareholders of record at the close of business on September 5, 2006.

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

We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed on a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is selected to fit each individual paper-making machine and process. For the three and six months ended June 30, 2006, our clothing segment represented 65% of our net sales.

Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by the paper producer. Roll covers are tailored to each individual paper-making machine and process, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and manufacture spreader rolls. For the three and six months ended June 30, 2006, our roll covers segment represented 35% of our net sales.

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

The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $2.4 million and $2.7 million for the three months ended June 30, 2006 and 2005, respectively. We expect that future research and development expenses will approximate these quarterly levels for the next several quarters.

Foreign Exchange

We have a geographically diverse customer base. For the three and six months ended June 30, 2006, approximately 41% and 42% of our sales were in North America, respectively, 37% and 36% were in Europe, respectively, 8% and 8% were in South America, respectively, 12% and 12% were in Asia-Pacific, respectively and 2% and 2% were in the rest of the world, respectively.

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

Currency fluctuations have a greater proportionate effect on the level of our net sales than on the level of our income from operations. For example, for the three months ended June 30, 2006 as compared with the three months ended June 30, 2005, the change in the value of the US Dollar against the currencies we conduct our business in resulted in currency translation increases in net sales and income from operations of $2.1 million and $0.1 million, respectively. Although the results for the three months ended June 30, 2006 reflect a period in which the value of the US Dollar decreased against the currencies in which we conduct the majority of our non-US Dollar denominated business as compared to the three months ended June 30, 2005, we would expect a similar but opposite effect in a period in which the value of the US Dollar increases. For any period in which the value of the dollar changes relative to other currencies, we would expect our income from operations to be proportionately affected less than our net sales.

During the three and six months ended June 30, 2006, we conducted business in nine foreign currencies. The following table provides the average exchange rate for the three and six months ended June 30, 2006 and 2005, respectively, of the US Dollar against each of the five foreign currencies in which we conduct the largest portion of our operations, and indicates the percentage of our net sales for the three and six months ended June 30, 2006 denominated in such foreign currency.

Currency	Average exchange rate of the US Dollar for the three months ended June 30, 2006	Average exchange rate of the US Dollar for the three months ended June 30, 2005	Percentage of net sales for the three months ended June 30, 2006 denominated in such currency
Euro	$1.26 = 1 Euro	$1.26 = 1 Euro	39.6%
Canadian Dollar	$0.89 = 1 Canadian Dollar	$0.80 = 1 Canadian Dollar	9.4%
Brazilian Real	$0.46 = 1 Brazilian Real	$0.40 = 1 Brazilian Real	6.6%
British Pound	$1.83 = 1 British Pound	$1.86= 1 British Pound	4.2%
Australian Dollar	$0.75 = 1 Australian Dollar	$0.77 = 1 Australian Dollar	4.4%

Currency	Average exchange rate of the US Dollar for the six months ended June 30, 2006	Average exchange rate of the US Dollar for the six months ended June 30, 2005	Percentage of net sales for the six months ended June 30, 2006 denominated in such currency
Euro	$1.23 = 1 Euro	$1.29 = 1 Euro	39.3%
Canadian Dollar	$0.88 = 1 Canadian Dollar	$0.81 = 1 Canadian Dollar	9.3%
Brazilian Real	$0.46 = 1 Brazilian Real	$0.39 = 1 Brazilian Real	6.6%
British Pound	$1.79 = 1 British Pound	$1.87= 1 British Pound	4.2%
Australian Dollar	$0.74 = 1 Australian Dollar	$0.77 = 1 Australian Dollar	4.0%

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

Any cash dividends on our common stock will be paid in US Dollars. We do not expect to generate sufficient cash flows denominated in US Dollars to make our anticipated dividend payments and will therefore rely, in part, on the conversion to US Dollars of cash flows generated in other currencies. The amount of US Dollars received from the conversion of cash flows generated in other currencies will depend on the then-current exchange rates. If the value of the US Dollar increases relative to the value of these other currencies, the cash flows will represent fewer US Dollars. As a result, even if our results of operations meet our expectations in local currencies and we are permitted to pay dividends under our credit facility, we may not have sufficient cash to pay such dividends.

Cost Reduction Programs

An important part of our strategy is to seek to reduce our overall costs and improve our competitiveness. As a part of this effort, we have engaged in a series of cost reduction programs since 2002, which were designed to improve the cost structure of our operations in North America, South America and Europe, in response to changing market conditions. These cost reduction programs include headcount reductions throughout the world as well as plant closures that have rationalized production among our facilities to better enable us to meet customer demands. All costs of these programs are accounted for as restructuring expenses. We have substantially completed the major restructuring programs that have already been initiated in both the roll covers and clothing segments.

Our cost reduction efforts since 2002 include the closing of eight manufacturing facilities and the movement of certain production from two other facilities. Four facilities were closed in the clothing segment, of which three were in North America and one was in the United Kingdom and we closed four facilities in the rolls segment, of which three were in North America and one was in the United Kingdom. Additionally, from 2002 to 2005, we eliminated approximately 350 positions in connection with our cost reduction efforts. As a result of these actions, offset by other changes in workforce, our headcount decreased by approximately 235 positions during that period. We recorded $0.4 million of restructuring expenses related to such cost reduction efforts during the six months ended June 30, 2006.

In July 2006, we announced the reorganization of our European clothing management structure along functional lines.

We expect to incur approximately $1.5 million of additional restructuring expenses during the remainder of 2006.

There can be no assurance that our cost reduction programs will be successful. While our cost reduction programs are designed to help mitigate the effect of increases in our operating costs, we may experience sales or cost changes from period to period which have a greater effect on the level of our profitability than savings derived from our cost reduction programs.

Results of Operations

The tables that follow set forth for the periods presented certain consolidated operating results and the percentage of net sales they represent:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005
Net sales	$154.6	$145.9	$301.3	$297.8
Cost of products sold	89.5	86.1	174.5	172.9
Selling expenses	19.2	17.5	37.7	35.2
General and administrative expenses	17.0	40.0	33.7	53.8
Restructuring expenses	0.2	5.3	0.4	10.5
Research and development expenses	2.4	2.7	4.9	5.1

Income (loss) from operations	26.3	(5.7)	50.1	20.3
Interest expense, net	(10.5)	(13.3)	(20.5)	(28.8)
Foreign exchange gain (loss)	(1.2)	1.7	(1.3)	5.0
Loss on early extinguishment of debt	—	(4.9)	—	(4.9)

Income (loss) before provision for income taxes	14.6	(22.2)	28.3	(8.4)
Provision (benefit) for income taxes	3.5	(9.9)	7.6	(4.3)

Net income (loss)	$11.1	$(12.3)	$20.7	$(4.1)

Percentage of Sales

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	57.9	59.0	57.9	58.1
Selling expenses	12.4	12.0	12.5	11.8
General and administrative expenses	11.0	27.4	11.2	18.1
Restructuring expenses	0.1	3.6	0.1	3.5
Research and development expenses	1.5	1.9	1.6	1.7

Income (loss) from operations	17.1	(3.9)	16.7	6.8
Interest expense, net	(6.8)	(9.1)	(6.9)	(9.7)
Foreign exchange gain (loss)	(0.8)	1.2	(0.4)	1.7
Loss on early extinguishment of debt	—	(3.4)	—	(1.6)

Income (loss) before provision for income taxes	9.5	(15.2)	9.4	(2.8)
Provision (benefit) for income taxes	2.3	(6.8)	2.5	(1.4)

Net income (loss)	7.2%	(8.4)%	6.9%	(1.4)%

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005.

Net Sales. Net sales for the three months ended June 30, 2006 increased by $8.7 million, or 6.0%, to $154.6 million from $145.9 million for the three months ended June 30, 2005. For the three months ended June 30, 2006, 65% of our net sales were in our clothing segment and 35% were in our roll covers segment.

In our clothing segment, net sales for the three months ended June 30, 2006 increased by $3.7 million, or 3.9%, to $99.8 million from $96.1 million for the three months ended June 30, 2005 primarily due to increased clothing sales in North America. Partially offsetting this increase was a decrease of $1.8 million in clothing equipment sales for the three months ended June 30, 2006 as compared with the three months ended June 30, 2005. Favorable currency effects on net sales in our clothing segment of $1.7 million related to the translation of sales made in currencies other than the US Dollar to US Dollars for financial reporting purposes were more than offset by an unfavorable currency effect on pricing related to sales prices indexed in US Dollars by certain non-U.S. operations of $1.8 million. Overall pricing levels increased marginally during the three months ended June 30, 2006 as compared with the three months ended June 30, 2005.

In our roll covers segment, net sales for the three months ended June 30, 2006 increased by $5.0 million, or 10.0%, to $54.8 million from $49.8 million for the three months ended June 30, 2005 due to increased sales volume of $4.6 million resulting from improved market conditions, primarily in North America, and the acquisition of Coldwater Covers, Inc. Overall pricing levels decreased marginally for the three months ended June 30, 2006 as compared with the three months ended June 30, 2005.

Cost of Products Sold. Cost of products sold for the three months ended June 30, 2006 increased by $3.4 million, or 3.9%, to $89.5 million from $86.1 million for the three months ended June 30, 2005.

In our clothing segment, cost of products sold decreased by $0.3 million, or 0.5% to $56.9 million for the three months ended June 30, 2006 as compared with $57.2 million for the three months ended June 30, 2005. During the three months ended June 30, 2006 as compared to the three months ended June 20, 2005, cost of products sold remained relatively stable, despite increased sales, primarily due to increased production efficiencies. Unfavorable currency translation effects of $1.4 million related to the translation of sales made in currencies other than the US Dollar to US Dollars for financial reporting purposes were primarily offset by the $1.1 million impact of a lower cost structure for the three months ended June 30, 2006 as compared to our cost structure for the three months ended June 30, 2005 resulting from our cost reduction programs.

In our roll covers segment, cost of products sold increased by $3.7 million, or 12.8%, to $32.6 million for the three months ended June 30, 2006 from $28.9 million for the three months ended June 30, 2005. The increase was primarily attributable to increased sales in this segment and was partially offset by the $0.3 million impact of a lower cost structure for the three months ended June 30, 2006 as compared to our cost structure for the three months ended June 30, 2005 resulting from our cost reduction programs.

Selling Expenses. For the three months ended June 30, 2006, selling expenses increased by $1.7 million, or 9.7%, to $19.2 million from $17.5 million for the three months ended June 30, 2005. The increase was primarily due to increased headcount, payroll, commissions and other selling expenses to expand sales coverage and to address shifting markets.

General and Administrative Expenses. For the three months ended June 30, 2006, general and administrative expenses decreased by $23.0 million, or 57.5%, to $17.0 million from $40.0 million for the three months ended June 30, 2005. The decrease was primarily due to expenses incurred in connection with the closing of our initial public offering on May 19, 2005 and related transactions which included (i) $15.5 million of compensation expense related to the vesting of stock options and restricted stock in connection with the offering, (ii) $4.2 million of special one-time cash payments in connection with the adoption of our new management incentive compensation plans, (iii) $2.7 million of cash transaction bonuses paid to management and (iv) $0.9 million of land transfer taxes related to certain of our subsidiaries in connection with the offering. Additional decreases in general and administrative expenses include (i) the $0.4 million impact of a lower cost structure during the three months ended June 30, 2006 as compared to our cost structure for the three months ended June 30, 2005 resulting from our cost reduction programs. These decreases were partially offset by (i) a $0.3 million increase in compensation expense incurred as a result of restricted stock units granted under our 2005 Equity Incentive Plan and to unfavorable currency effects of $0.3 million.

Restructuring Expenses. For the three months ended June 30, 2006, restructuring expenses decreased by $5.1 million to $0.2 million from $5.3 million for the six months ended June 30, 2005. Restructuring expenses result from our long-term strategy to reduce costs and improve long-term competitiveness as described above under “Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities and through headcount reductions. Expenses incurred in the three months ended June 30, 2006 include $0.2 million related to facility costs incurred under cost reduction programs initiated prior to 2006. For the three months ended June 30, 2005, restructuring expense consisted of severance, facility and asset impairment costs of $4.3 million, $0.8 million and $0.2 million respectively.

Research and Development Expenses. For the three months ended June 30, 2006, research and development expenses decreased by $0.3 million, or 11.1%, to $2.4 million from $2.7 million for the three months ended June 30, 2005 primarily due to the receipt of government subsidies used to make enhancements to our existing products.

Interest Expense, Net. Net interest expense for the three months ended June 30, 2006 decreased by $2.8 million, or 21.1%, to $10.5 million from $13.3 million for the three months ended June 30, 2005. The decrease is primarily attributable to lower average debt balances outstanding during the three months ended June 30, 2006 as compared with the three months ended June 30, 2005, as a result of the refinancing that occurred in connection with our initial public offering on May 19, 2005 and to lower interest rates on our current credit facility as compared to our debt facilities prior to the initial public offering.

Foreign Exchange Gain (Loss). For the three months ended June 30, 2006, we had a foreign exchange loss of $1.2 million compared to a gain of $1.7 million for the three months ended June 30, 2005. The $2.9 million fluctuation was primarily attributable to the manner in which swings in the value of the US Dollar as compared to other currencies, primarily the Euro and the Brazilian Real, affect the reported amount of our external debt and intercompany transactions. Under our previously existing senior and mezzanine debt facilities, certain of our subsidiaries had debt denominated in currencies other than their functional currency and, as a result, the changes in relative exchange rates created a foreign exchange gain or loss. Under our current credit facility the majority of amounts borrowed are denominated in the functional currency of the borrowing subsidiary, which mitigates foreign exchange gain or loss related to external debt. With our current credit facility in place, foreign exchange gains and losses result primarily from intercompany activity.

Loss on Early Extinguishment of Debt. In connection with the completion of our initial public offering on May 19, 2005, we repaid $752.5 million of principal and interest on previously existing senior bank debt, mezzanine bank debt and certain non-interest-bearing shareholder notes. The loss on early extinguishment of debt for the three months ended June 30, 2005 includes the write-off of $4.9 million of unamortized deferred financing costs related to the debt that was repaid.

Provision (Benefit) for Income Taxes. For the three months ended June 30, 2006 we recognized a provision for income taxes of $3.5 million compared with a benefit for income taxes of $9.9 million for the three months ended June 30, 2005. In 2005, the tax benefit was affected by certain transaction costs and by operating losses in taxing jurisdictions for which valuation allowances have been provided because of the uncertainty surrounding the future utilization of such net operating loss carryforwards. In 2006, certain jurisdictions which had operating losses in 2005 have forecasted profits which would allow the recognition of deferred tax assets for which a valuation allowance has been previously established. Based on the increased profitability of our clothing operations in the United Kingdom, a tax benefit of $1.0 million was recorded in June 2006 reflecting the reversal of previously established valuation allowance against deferred tax assets. Management considers it more likely than not that these tax benefits will be realized.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005.

Net Sales. Net sales for the six months ended June 30, 2006 increased by $3.5 million, or 1.2%, to $301.3 million from $297.8 million for the six months ended June 30, 2005. For the six months ended June 30, 2006, 65% of our net sales were in our clothing segment and 35% were in our roll covers segment.

In our clothing segment, net sales for the six months ended June 30, 2006 decreased by $0.2 million, or 0.1%, to $195.1 million from $195.3 million for the six months ended June 30, 2005. The decrease is primarily due to unfavorable currency effects of $0.6 million related to the translation of sales made in currencies other than the US Dollar to US Dollars for financial reporting purposes, an unfavorable currency effect on pricing related to sales prices indexed in US Dollars by certain non-U.S. operations of $3.4 million as compared with the six months ended June 30, 2005 and a reduction of $3.5 million in clothing equipment sales for the six months ended June 30, 2006 as compared with the six months ended June 30, 2005. These decreases were offset by increased volume, principally in North America. Overall pricing levels were generally unchanged for the six months ended June 30, 2006 as compared with the six months ended June 30, 2005.

In our roll covers segment, net sales for the six months ended June 30, 2006 increased by $3.7 million, or 3.6%, to $106.2 million from $102.5 million for the six months ended June 30, 2005 due to improved market conditions, primarily in North America, and the acquisition of Coldwater Covers, Inc. This increase was partially offset by unfavorable currency effects of $1.0 million related to the translation of sales made in currencies other than the US Dollar to US Dollars for financial reporting purposes. Overall pricing levels were generally unchanged for the three months ended June 30, 2006 as compared with the three months ended June 30, 2005.

Cost of Products Sold. Cost of products sold for the six months ended June 30, 2006 increased by $1.6 million, or 0.9%, to $174.5 million from $172.9 million for the six months ended June 30, 2005.

In our clothing segment, cost of products sold decreased by $3.2 million, or 2.8%, to $111.1 million for the six months ended June 30, 2006 from $114.3 million for the six months ended June 30, 2005. The decrease was primarily due to the $2.3 million impact of a lower cost structure for the six months ended June 30, 2006 as compared to our cost structure for the six months ended June 30, 2005 resulting from our cost reduction programs and increased production efficiencies.

In our roll covers segment, cost of products sold increased by $4.8 million, or 8.2%, to $63.4 million for the six months ended June 30, 2006 from $58.6 million for the six months ended June 30, 2005. The increase was primarily attributable to increased sales in this segment and to an unfavorable shift in the mix of our product sales to lower margin products, primarily in North America, during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The unfavorable product mix resulted from a shift in sales from our more profitable rubber covers to other types of covers as well as increased sales in mechanical services and spreader rolls, which carry lower margins. These increases were partially offset by favorable currency translation effects of $0.9 million and by the $0.4 million impact of a lower cost structure for the six months ended June 30, 2006 as compared to our cost structure for the six months ended June 30, 2005 resulting from our cost reduction programs.

Selling Expenses. For the six months ended June 30, 2006, selling expenses increased by $2.5 million, or 7.1%, to $37.7 million from $35.2 million for the six months ended June 30, 2005. The increase was primarily due to increased headcount, payroll, commissions and other selling expenses of $2.9 million to expand sales coverage and to address shifting markets, partially offset by favorable currency translation effects of $0.4 million.

General and Administrative Expenses. For the six months ended June 30, 2006, general and administrative expenses decreased by $20.1 million, or 37.4%, to $33.7 million from $53.8 million for the six months ended June 30, 2005. The decrease was primarily due to expenses incurred in connection with the closing of our initial public offering on May 19, 2005 and related transactions which included (i) $15.5 million of compensation expense related to the vesting of stock options and restricted stock in connection with the offering, (ii) $4.2 million of special one-time cash payments in connection with the adoption of our new management incentive compensation plans, (iii) $2.7 million of cash transaction bonuses paid to management and (iv) $0.9 million of land transfer taxes related to certain of our subsidiaries in connection with the offering. Additionally, general and administrative expenses decreased by: (i) the $1.0 million impact of a lower cost structure for the six months ended June 30, 2006 as compared to our cost structure for the six months ended June 30, 2005 resulting from our cost reduction programs. These decreases were partially offset by (i) a $1.4 million decrease in royalty income due to a receipt of royalties in the six months ended June 30, 2005 resulting from the final settlement of certain royalties that did not recur in the six months ended June 30, 2006, (ii) a $1.1 million increase in compensation expense incurred in the six months ended June 30, 2006 as compared with the six months ended June 30, 2005 as a result of restricted stock units granted under our 2005 Equity Incentive Plan, (iii) an increase in bad debt expense of $0.6 million during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 and (iv) increased payroll, fringe benefits and other costs in the six months ended June 30, 2006 as compared to June 30, 2005.

Restructuring Expenses. For the six months ended June 30, 2006, restructuring expenses decreased by $10.1 million to $0.4 million from $10.5 million for the six months ended June 30, 2005. Restructuring expenses result from our long-term strategy to reduce costs and improve long-term competitiveness as described above under “Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities and through headcount reductions. Expenses incurred in the six months ended June 30, 2006 include $0.4 million related to facility costs incurred under cost reduction programs initiated prior to 2006. For the six months ended June 30, 2005, restructuring expense consisted of severance, facility and asset impairment costs of $7.9 million, $2.4 million and $0.2 million respectively.

Research and Development Expenses. For the six months ended June 30, 2006, research and development expenses decreased by $0.2 million, or 3.9%, to $4.9 million from $5.1 million for the six months ended June 30, 2005 primarily due to the receipt of government subsidies which allowed us to make enhancements to our existing products.

Interest Expense, Net. Net interest expense for the six months ended June 30, 2006 decreased by $8.3 million, or 28.8%, to $20.5 million from $28.8 million for the six months ended June 30, 2005. The decrease is primarily attributable to lower average debt balances outstanding during the six months ended June 30, 2006 as compared with the six months ended June 30, 2005, as a result of the refinancing that occurred in connection with our initial public offering, and to lower interest rates on our current credit facility as compared to our debt facilities prior the initial public offering.

Foreign Exchange Gain (Loss). For the six months ended June 30, 2006, we had an unrealized foreign exchange loss of $1.3 million compared to a gain of $5.0 million for the six months ended June 30, 2005. The $6.3 million fluctuation was primarily attributable to the manner in which swings in the value of the US Dollar as compared to other currencies, primarily the Euro and the Brazilian Real, affect the reported amount of our external debt and intercompany transactions. Under our previously existing senior and mezzanine debt facilities, certain of our subsidiaries had debt denominated in currencies other than their functional currency and, as a result, the changes in relative exchange rates created a foreign exchange gain or loss. Under our current credit facility the majority of amounts borrowed are denominated in the functional currency of the borrowing subsidiary, which mitigates future foreign exchange gain or loss related to external debt. With our current credit facility in place, foreign exchange gains and losses result primarily from intercompany activity.

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

Provision (Benefit) for Income Taxes. For the six months ended June 30, 2006, we recognized a provision for income taxes of $7.6 million compared with a benefit for income taxes of $4.3 million for the six months ended June 30, 2005. In 2005, the tax benefit was affected by certain transaction costs and by operating losses in taxing jurisdictions for which valuation allowances have been provided because of the uncertainty surrounding the future utilization of such net operating loss carryforwards. In 2006, certain jurisdictions which had operating losses in 2005 have forecasted profits which will allow the recognition of deferred tax assets for which a valuation allowance has been previously established. Based on the increased profitability of our clothing operations in the United Kingdom, a tax benefit of $1.0 million was recorded in June 2006 reflecting the reversal of previously established valuation allowance against deferred tax assets. Management considers it more likely than not that these tax benefits will be realized.

DIVIDEND POLICY

Effective upon completion of the initial public offering of our common stock in May 2005 our Board of Directors adopted a dividend policy that reflects our judgment that our stockholders would be better served if we distributed to them a substantial portion of the excess cash generated by our business rather than reinvesting it in our business. Under this policy, we intend to distribute a substantial portion of the cash generated by our business in excess of operating needs, reserves for contingencies, interest and principal payments on indebtedness, capital expenditures, restructuring expenses and tax payments as regular quarterly dividends to the holders of our common stock, up to the intended dividend rate of $0.90 per share, rather than retaining such cash for other purposes such as significant acquisitions or to pursue growth opportunities requiring capital expenditures or other investments significantly beyond our current expectations. As more fully described in our Annual Report on Form 10-K for the year ended December 31, 2005, shareholders may not receive any dividends as a result of the following factors:

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

Following December 31, 2006, our credit facility limits the payment of dividends in any fiscal quarter to an amount that, when added to the amount of dividends paid in the three fiscal quarters ended immediately prior to such fiscal quarter, does not exceed 75% of our pre-dividend free cash flow (as defined in our credit facility) for the four fiscal quarters ended immediately prior to such fiscal quarter. See “- Credit Facility” below. We generated $46.6 million of pre-dividend free cash flow for the twelve month period ended June 30, 2006. If the credit facility restriction based upon pre-dividend free cash flow were applicable for the twelve month period ended June 30, 2006, this level of pre-dividend free cash flow would permit maximum dividend payments in respect of any consecutive four fiscal quarter period of $34.9 million, which is less than the approximately $39.4 million necessary to pay dividends at a $0.90 per share annual rate based upon 43,799,662 shares of common stock outstanding as of June 30, 2006. We expect that increased expenditures in 2006 for capital investment (not including capital expenditures of up to $8.4 million permitted under our credit facility to expand press felt production capacity in Brazil, in addition to the general amount of permitted capital expenditures, subject to compliance with the other provisions of our credit facility) and payments of withholding taxes in respect of retained common stock relating to equity incentive awards, as compared to the twelve months ended June 30, 2006, will be offset by lower cash restructuring costs in 2006 as compared to the twelve months ended June 30, 2006. The amount of our cash income tax costs in 2006 will be largely dependent on the geographies in which our income for 2006 is earned, and therefore if our Adjusted EBITDA for 2006 were at the same level as the twelve months ended June 30, 2006, $152.7 million, cash income taxes for 2006 could be higher or lower than in the twelve months ended June 30, 2006. Accordingly, based upon our expected expenditures for 2006, our credit facility would prohibit us from paying dividends at a $0.90 per share annual rate when the pre-dividend free cash flow limitation on dividends applies if our financial performance does not improve. If necessary to enable us to pay dividends in accordance with our dividend policy, we would consider reducing our planned capital expenditures for the remainder of 2006 to a level that would not adversely affect our ability to execute on our business plan in the near term and/or funding a portion of our capital expenditures with all or a portion of the $7.2 million proceeds from asset sales in 2005 and the first half of 2006. Under our credit facility, capital expenditures financed with the proceeds from certain asset sales do not reduce pre-dividend free cash flow; see “- Credit Facility” below. In addition, based upon our expected cash expenditures in 2006 (not including the additional capital expenditures of up to $8.4 million to expand press felt in Brazil described above and a voluntary repayment of our senior debt in the amount of $5 million made in February 2006) and depending on the timing of those expenditures, in order to pay dividends at a $0.90 per share annual rate out of cash flow from operations, we would need to achieve financial performance in 2006 above the level achieved for the twelve months ended June 30, 2006. If our cash flow from operations are not sufficient to fund dividends, we would either need to reduce our dividend or, so long as permitted to do so under our credit facility, fund a portion of our dividends with cash on hand or borrowings under our credit facility or from other sources.

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

On August 10, 2006, our Board of Directors declared a cash dividend of $0.225 per share of common stock payable on September 15, 2006 to shareholders of record at the close of business on September 5, 2006.

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

Net cash provided by operating activities was $22.0 million for the six months ended June 30, 2006 and $6.6 million for the six months ended June 30, 2005. The increase is primarily related to the initial public offering that occurred on May 19, 2005 that resulted in the use of approximately $9.2 million of cash costs, approximately $7.4 million of payments to the prior parent company to cover its liabilities and $4.2 million of accelerated cash interest payments.

Net cash used in investing activities was $24.5 million for the six months ended June 30, 2006 and $10.1 million for the six months ended June 30, 2005. The increase was primarily due to our acquisition on February 2, 2006 of Coldwater Covers, Inc. and a related manufacturing facility for a total purchase price of $7.0 million and to an offset in cash used for investing activities for the six months ended June 30, 2005 of $4.9 million reflecting the proceeds from the sale of our Wake Forest, North Carolina manufacturing facility. Additionally there was an increase in capital equipment spending of $2.1 million in the six months ended June 30, 2006 as compared with the six months ended June 30, 2005.

Net cash used in financing activities was $28.0 million for the six months ended June 30, 2006 and net cash provided by financing activities was $28.2 million for the six months ended June 30, 2005. During the six months ended June 30, 2005, the $28.2 million of net cash provided by financing activities was almost entirely the result of the completion of our initial public offering on May 19, 2005. Additionally, the decrease during the six months ended June 30, 2006 as compared with the six months ended June 30, 2005 was primarily the result of a $19.7 million payment of dividends to our shareholders during the six months ended June 30, 2006, a $5.0 million voluntary repayment of senior debt in February 2006 and a $0.8 million fee related to the amendment of our credit facility on February 8, 2006. We had no dividend payments during the six months ended June 30, 2005 as we did not begin making dividend payments to our shareholders until after the completion of our initial public offering, the first of which was made on September 15, 2005.

As of June 30, 2006, there was a $649.8 million balance of term loans outstanding under our senior credit facility. The decrease from the $650 million issued on May 19, 2005 was due to (i) changes in currency exchange rates impacting debt denominated in currencies other than the US Dollar, (ii) quarterly principal payments of $1.6 million beginning with the quarter ended September 30, 2005, as required under the term loan and (iii) a voluntary repayment of senior debt in February 2006 in the amount of $5.0 million. In addition, as of June 30, 2006, we had an aggregate of $12.3 million of debt outstanding under our current revolving lines of credit, including the revolving credit facility under our senior credit facility and lines of credit in various foreign countries that are used to facilitate local short-term operating needs and an aggregate of $55.1 million available for additional borrowings under these revolving lines of credit.

We had $32.5 million of cash and cash equivalents at June 30, 2006 compared to $60.0 million at December 31, 2005. In addition to the general amount of capital expenditures we are permitted to make under our credit facility, we are permitted, subject to the other provisions of the credit facility, to make additional capital expenditures of up to $8.4 million in 2006 and up to $8.2 million in 2007 to expand press felt production capacity in Brazil. See “Capital Expenditures” below.

CAPITAL EXPENDITURES

For the six months ended June 30, 2006, we had capital expenditures of $17.6 million consisting of growth capital expenditures of $12.2 million and maintenance capital expenditures of $5.4 million. Growth capital expenditures consist of items that are intended to increase the manufacturing, production and/or distribution capacity or efficiencies of our operations in conjunction with the execution of our business strategies. Maintenance capital expenditures are designed to sustain the current capacity or efficiency of our operations and include items relating to the renovation of existing manufacturing or service facilities, the purchase of machinery and equipment for existing manufacturing or service facilities and safety and environmental needs. For the six months ended June 30, 2005, capital expenditures were $15.5 million, consisting of growth capital expenditures of $11.0 million and maintenance capital expenditures of $4.5 million.

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

We paid an amendment fee of $0.8 million during the first quarter of 2006 in connection with this amendment. The description below describes the credit facility, as amended.

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

Our credit facility requires that we meet certain financial covenants in order to avoid a default or event of default under the facility. These covenants are as follows:

•	Our interest coverage ratio as of the end of any period set forth below must exceed the ratio set forth for such period:

Period	Ratio
Fiscal quarters ending June 30, 2006 through September 30, 2006	3.50:1
Fiscal quarters ending December 31, 2006 and March 31, 2007	4.00:1
Fiscal quarters ending June 30, 2007 through December 31, 2007	4.25:1
Fiscal quarters ending March 31, 2008 through December 31, 2008	4.50:1
Fiscal quarters ending March 31, 2009 through December 31, 2009	4.75:1
Fiscal quarters ending March 31, 2010 through December 31, 2010	5.00:1
Fiscal quarters ending March 31, 2011 and thereafter	5.25:1

•	Our leverage ratio as of the end of any period set forth below must not exceed the ratio set forth for such period:

Period	Ratio
Fiscal quarters ending June 30, 2006 through December 31, 2006	4.75:1
Fiscal quarter ending March 31, 2007	4.50:1
Fiscal quarters ending June 30, 2007 through December 31, 2007	4.25:1
Fiscal quarters ending March 31, 2008 and June 30, 2008	3.50:1
Fiscal quarters ending September 30, 2008 and December 31, 2008	3.25:1
Fiscal quarters ending March 31, 2009 through December 31, 2009	3.00:1
Fiscal quarters ending March 31, 2010 and June 30, 2010	2.75:1
Fiscal quarters ending September 30, 2010 and December 31, 2010	2.50:1
Fiscal quarters ending March 31, 2011 and June 30, 2011	2.25:1
Fiscal quarters ending September 30, 2011 and thereafter	2.00:1

•	Our fixed charge coverage ratio as of the end of any period set forth below must exceed the ratio set forth for such period:

Period	Ratio
Fiscal quarters ending June 30, 2006 through December 31, 2006	1.75:1
Fiscal quarters ending March 31, 2007 through December 31, 2007	1.85:1
Fiscal quarters ending March 31, 2008 and thereafter	1.90:1

For the four fiscal quarters ended June 30, 2006 our interest coverage ratio was 4.07:1, our leverage ratio was 4.25:1, and our fixed charge coverage ratio was 2.28:1. There can be no assurance that we will continue to be in compliance with such financial ratios. In order to be in compliance with such financial ratios in respect of the four fiscal quarters ending June 30, 2007, we will need to generate Adjusted EBITDA during such period that is greater than the amount of Adjusted EBITDA we generated in the twelve month period ended June 30, 2006. Because the financial ratios become more restrictive over time, our financial performance will need to improve after 2006 in order for us to remain in compliance with the financial ratios in subsequent periods. Our ability to comply with the financial ratios may be affected by events beyond our control, such as prevailing economic, financial and industry conditions, including unfavorable foreign currency movements relative to the US Dollar.

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

CRITICAL ACCOUNTING POLICIES

Stock-based Compensation Expense

On January 1, 2006, we adopted SFAS No. 123R, which discontinues the accounting for share-based compensation using APB No. 25 and generally requires that such transactions be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. We adopted the modified prospective application method of SFAS No. 123R. Under this transition method, we are required to record compensation expense based on the grant-date fair value provisions of SFAS No. 123R for (i) all share-based awards granted subsequent to December 31, 2005 and (ii) all share-based awards granted prior to, but not yet vested, as of December 31, 2005. In accordance with the modified prospective method of adoption, our results of operations and financial position for prior periods have not been restated. We used the graded attribution method to recognize expense for all restricted stock units (“RSUs”) granted prior to the adoption of SFAS 123R. The expense associated with the unvested portion of the pre-adoption grants will continue to be expensed using the graded attribution method. We will use the straight-line attribution method to recognize expense for RSUs granted after December 31, 2005. Other than RSUs granted as dividends, which are charged against accumulated deficit under SFAS No. 123R, and RSUs granted to non-employee directors, which vest immediately, the Company did not have any share-based grants during the three and six months ended June 30, 2006.

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

We recorded compensation expense of $0.8 million and $1.6 million for the three and six months ended June 30, 2006, respectively, in accordance with SFAS No. 123R. The adoption of FAS 123R had no impact on the Company’s earnings per share for the three and six months ended June 30, 2006. The amount of compensation expense, net of tax benefit, that is expected to be recorded under SFAS No. 123R for the remaining quarters of 2006 is expected to impact diluted EPS by approximately $.01 each quarter.

As of June 30, 2006, there was $6.1 million of total unrecognized compensation expense related to unvested share-based awards which is expected to be recognized over a weighted average period of 2.5 years.

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

	Three Months Ended June 30,
(in thousands)	2006	2005
Net cash provided by (used in) operating activities	$18,335	$(11,148)
Interest expense, net	10,531	13,337
Net change in operating assets and liabilities	8,054	28,255
Income tax provision (benefit)	3,513	(9,918)
Stock-based compensation	(779)	(15,977)
Deferred financing cost amortization	(777)	(440)
Deferred taxes	(853)	867
Deferred interest	—	(285)
Asset impairment	—	(175)
Loss on early extinguishment of debt	—	(4,886)
Gain (loss) on disposition of property and equipment	(69)	166
Unrealized foreign exchange (gain) loss on indebtedness, net	(1,465)	2,254

EBITDA	36,490	2,050
Loss on early extinguishment of debt	—	4,886
Expenses related to debt or equity financings	—	7,820
Unrealized foreign exchange gain (loss) on indebtedness, net	1,465	(2,254)
Restructuring expenses (A)	176	5,824
Non-cash compensation and related expenses	779	15,977
Non-recurring expenses resulting from cost reduction programs (B)	1,030	1,731

Adjusted EBITDA	$39,940	$36,034

	Six Months Ended June 30,
(in thousands)	2006	2005
Net cash provided by operating activities	$22,049	$6,643
Interest expense, net	20,542	28,797
Net change in operating assets and liabilities	31,216	28,498
Income tax provision (benefit)	7,563	(4,263)
Stock-based compensation	(1,557)	(15,977)
Deferred financing cost amortization	(1,700)	(686)
Deferred taxes	(5,140)	(132)
Deferred interest	—	(813)
Asset impairment	—	(175)
Loss on early extinguishment of debt	—	(4,886)
Gain (loss) on disposition of property and equipment	(47)	157
Unrealized foreign exchange (gain) loss on indebtedness, net	(1,857)	6,025

EBITDA	71,069	43,188
Loss on early extinguishment of debt	—	4,886
Expenses related to debt or equity financing	—	7,820
Unrealized foreign exchange gain (loss) on indebtedness, net	1,857	(6,025)
Restructuring expenses (A)	398	11,000
Non-cash compensation and related expenses	1,557	15,977
Non-recurring expenses resulting from cost reduction programs (B)	2,474	3,303

Adjusted EBITDA	$77,355	$80,149

(A)	Restructuring expenses, plus related reserves for inventory of $696 in connection with plant closings which are classified in cost of products sold, that can be added back to determine Adjusted EBITDA were capped at $11,000 for 2005.

(B)	In accordance with the definition of Adjusted EBITDA in our credit facility, certain fees, expenses and charges deducted in computing net income determined by us to be non-recurring, which determination was accepted by the administrative agent under the facility, by virtue of changes in our method of operations pursuant to our cost reduction programs have been added back to Adjusted EBITDA for the three and six months ended June 20, 2006 and June 30, 2005. These fees, expenses and charges include certain operating costs incurred in connection with the transition of production operations from a closed facility to another facility.

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

As of June 30, 2006, we had open foreign currency exchange contracts maturing through March 2007 with total net notional amounts of approximately $21 million. At June 30, 2006, we prepared an analysis to determine the sensitivity of our forward foreign exchange contracts to changes in exchange rates. A hypothetical adverse exchange rate movement of 10% against our forward foreign exchange contracts would have resulted in a potential net loss in fair value of these contracts of approximately $2.1 million. All such losses on these forward foreign exchange contracts would be substantially offset by gains on the underlying transactions that we had hedged.

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

Interest Rate Hedging. Our senior credit facility has a variable interest rate. We entered into interest rate swap contracts effective June 30, 2005 pursuant to which we pay fixed rates on US Dollar notional amounts while receiving the applicable floating LIBOR rates. The interest rate swap contracts effectively fix the interest rate on 86% of the term loan portion of the credit facility through June 30, 2008. On February 8, 2006, we amended our credit facility agreement and increased the margin of our US Dollar LIBOR term loans from 2.00% to 2.25%, and as of June 30, 2006, the weighted average on the effectively fixed portion of the term loan facility was 5.64%. We estimate that a 1% change in the LIBOR rate would increase our interest expense on the term debt by approximately $0.9 million on an annual basis during the period during which we expect will be covered by these interest rate swap agreements.

We also had interest rate swaps during the three and six months ended June 30, 2005 in connection with our previous senior and mezzanine debt, pursuant to which we paid fixed rates on Eurodollar, US Dollar and Canadian Dollar notional amounts while receiving the applicable floating LIBOR rates from the counter-parties on our previously existing debt. In addition to these interest rate swaps, interest on the US Dollar-denominated portion of the mezzanine debt had a fixed rate. We used the proceeds from our initial public offering, together with borrowings under the new credit facility, to repay all outstanding borrowings under our previously existing senior and mezzanine credit facilities and our interest rate swap contracts.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 7, 2006, a purported class action complaint was filed in the United States District Court for the District of Massachusetts by Parkside Capital Ltd. on behalf of itself and all others similarly situated against us, our Chief Executive Officer and our Chief Financial Officer. We were served with the complaint on June 8, 2006. The complaint concerns our initial public offering of common stock and alleges violations of Sections 11 and 12(a)(2) and liability under Section 15 of the Securities Act of 1933. The plaintiff seeks rescission rights, attorneys’ fees and other costs and unspecified damages on behalf of a purported class of purchasers of our common stock “pursuant and/or traceable to the Company’s IPO on or about May 16, 2005 through November 15, 2005”. We believe that the complaint is without merit and intend to defend the litigation vigorously.

We are from time to time involved in various legal proceedings that arise in the ordinary course of our business. We believe that none of our pending litigation will, individually or in the aggregate, have a material adverse effect on our financial condition, cash flows or results of operations.

ITEM 1A. RISK FACTORS

The risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have not materially changed except that information included in the final paragraph of the risk factor under the heading “Our credit facility prohibits us from paying dividends in the future if we do not improve our financial performance” in such annual report on Form 10-K has been updated in this Quarterly Report on Form 10-Q with information as of June 30, 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Dividend Policy.”

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The annual meeting of shareholders of Xerium Technologies, Inc. was held on June 6, 2006.

(b) All director nominees were elected.

(c) Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Management Proposals and Vote Tabulations

	Votes Cast
	For	Against	Abstain	Broker Non-Votes
Approval of 2006 Cash Incentive Bonus Plan	32,522,558	433,035	14,369	5,222,185

Ratification of appointment of independent registered public accounting firm for 2006	37,950,680	233,917	7,550	—

Election of Directors

Director	Votes Received	Votes Withheld
John S. Thompson	37,807,642	384,505
Thomas Gutierrez	37,974,309	217,838
Michael O’Donnell	37,969,870	222,277
Donald Aiken	37,825,540	366,607
Michael Phillips	37,974,163	217,984
Edward Paquette	38,025,611	166,536
John Saunders	37,806,271	385,876

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

See the exhibit index following the signature page to this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XERIUM TECHNOLOGIES, INC.
(Registrant)

Date: August 11, 2006	By:	/s/ Michael P. O’Donnell
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