Form 10-Q
period 2006-09-30
XERIUM TECHNOLOGIES INC
filed 2006-11-13
CIK 1287151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of November 10, 2006 was 43,799,662.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Xerium Technologies, Inc.

Condensed Consolidated Balance Sheets—(Unaudited)

(dollars in thousands, except per share data)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$36,668	$59,976
Accounts receivable (net of allowance for doubtful accounts of $3,742 at September 30, 2006 and $2,277 at December 31, 2005)	106,710	101,623
Inventories	108,766	96,713
Prepaid expenses	6,214	5,507
Other current assets	17,936	14,387

Total current assets	276,294	278,206
Property and equipment, net	372,774	362,118
Goodwill	311,955	298,495
Intangible assets and deferred financing costs, net	37,948	38,356
Other assets	6,645	6,741

Total assets	$1,005,616	$983,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$12,266	$9,523
Accounts payable	34,767	37,940
Accrued expenses	50,144	54,825
Current maturities of long-term debt	6,745	8,582

Total current liabilities	103,922	110,870
Long-term debt, net of current maturities	639,586	631,027
Deferred taxes	39,708	37,369
Pension, other postretirement and postemployment obligations	98,454	95,304
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares outstanding as of September 30, 2006 and December 31, 2005	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 43,799,662 shares and 43,725,093 shares outstanding as of September 30, 2006 and December 31, 2005, respectively	438	437
Paid-in capital	200,965	199,285
Accumulated deficit	(67,866)	(64,567)
Accumulated other comprehensive loss	(9,591)	(25,809)

Total stockholders’ equity	123,946	109,346

Total liabilities and stockholders’ equity	$1,005,616	$983,916

See accompanying notes.

Xerium Technologies, Inc.

Condensed Consolidated Statements of Operations – (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$145,546	$140,058	$446,880	$437,835
Costs and expenses:
Cost of products sold	86,681	83,452	261,175	256,346
Selling	19,220	17,055	56,959	52,287
General and administrative	17,486	15,941	51,156	69,719
Restructuring	1,274	1,077	1,672	11,585
Research and development	2,526	2,305	7,451	7,379

	127,187	119,830	378,413	397,316

Income from operations	18,359	20,228	68,467	40,519
Interest expense	(10,505)	(11,085)	(32,055)	(40,345)
Interest income	432	633	1,440	1,096
Foreign exchange gain (loss)	328	(609)	(1,004)	4,439
Loss on early extinguishment of debt	—	—	—	(4,886)

Income before provision for income taxes	8,614	9,167	36,848	823
Provision for income taxes	2,927	17,206	10,490	12,943

Net income (loss)	$5,687	$(8,039)	$26,358	$(12,120)

Net income (loss) per share:
Basic	$0.13	$(0.18)	$0.60	$(0.33)

Diluted	$0.13	$(0.18)	$0.60	$(0.33)

Shares used in computing net income (loss) per share:
Basic	43,799,662	43,725,093	43,758,144	37,252,881

Diluted	43,930,908	43,725,093	43,875,961	37,252,881

Cash dividends per common share:	$0.225	$0.105	$0.675	$0.105

See accompanying notes.

Xerium Technologies, Inc.

Condensed Consolidated Statements of Cash Flows - (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2006	2005
Operating activities
Net income (loss)	$26,358	$(12,120)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	1,946	16,666
Depreciation	30,601	30,880
Amortization of intangibles	3,311	3,128
Deferred financing cost amortization	2,477	1,781
Unrealized foreign exchange (gain) loss on revaluation of debt	1,535	(5,772)
Deferred taxes	4,384	(910)
Deferred interest	—	813
Asset impairment	—	175
Loss on early extinguishment of debt	—	4,886
(Gain) loss on disposition of property and equipment	(22)	(493)
Change in assets and liabilities which provided (used) cash:
Accounts receivable	813	6,761
Inventories	(6,660)	4,313
Prepaid expenses	(368)	(3,340)
Other current assets	(939)	—
Accounts payable and accrued expenses	(15,531)	(22,131)
Deferred and other long term liabilities	(3,276)	1,858

Net cash provided by operating activities	44,629	26,495

Investing activities
Capital expenditures, gross	(24,378)	(21,466)
Proceeds from disposals of property and equipment	256	6,462
Proceeds from dispositions of businesses	1,666	—
Payment for acquisition of Coldwater Covers, Inc., net of cash acquired	(6,950)	—
Payment for acquisition of PMA Shoji Co. Ltd.	(749)	—
Other	(4)	(50)

Net cash used in investing activities	(30,159)	(15,054)

Financing activities
Net increase in borrowings (maturities of 90 days or less)	2,370	354
Proceeds from borrowings (maturities longer than 90 days)	155	650,000
Principal payments on debt	(12,043)	(747,354)
Issuance of common stock	—	160,791
Redemption of common stock	—	(4,551)
Cash dividends on common stock	(29,548)	(4,591)
Costs related to public offering and refinancing	—	(35,650)
Other	(1,204)	(1,153)

Net cash provided by (used in) financing activities	(40,270)	17,846

Effect of exchange rate changes on cash flows	2,492	6,629

Net increase (decrease) in cash	(23,308)	35,916
Cash and cash equivalents at beginning of period	59,976	24,002

Cash and cash equivalents at end of period	$36,668	$59,918

Supplemental schedule of noncash investing activities (Note 1)

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

(a) Acquisition of Coldwater Covers, Inc.

On February 2, 2006 the Company acquired all of the capital stock of privately-held Coldwater Covers, Inc. (“Coldwater”) and a related manufacturing facility for a total purchase price of $6,999, subject to certain adjustments, and assumed liabilities as follows:

Fair value of assets acquired	$7,058
Cash paid for capital stock and manufacturing facility	(6,999)

Liabilities assumed	$59

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

(b) Sale of Huyck Dewatering Equipment

On August 28, 2006 the Company completed the sale of its dewatering equipment business and received proceeds related thereto of $1,666. The dewatering equipment business involved the manufacture and sale of equipment utilized for the purpose of enhancing the removal of water from the paper manufacturing process.

(c) Acquisition of PMA Shoji Co. Ltd.

On August 31, 2006 the Company acquired certain assets, and assumed certain related liabilities, of PMA Shoji Co. Ltd. (“PMA”) for a total purchase price of $1,742, subject to certain adjustments, and assumed liabilities as follows:

Fair value of assets acquired	$3,961
Cash to be paid for assets acquired	(1,742)

Liabilities assumed	$2,219

The Company paid cash of $749 during the three months ended September 30, 2006 related to this acquisition and is scheduled to make two equal payments of $496 in November 2006 and June 2007.

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

Upon completion of the offering, the total amount of the Company’s authorized capital stock consisted of 150,000,000 shares of $.01 par value common stock and 1,000,000 shares of $.01 par value preferred stock, of which 43,799,662 shares of common stock were outstanding at September 30, 2006. To date, no shares of preferred stock have been issued.

3. Interim Financial Statements

The accompanying unaudited condensed consolidated interim financial statements at September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2005.

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

The Company’s derivative activities are as follows:

(i) Cash Flow Hedges

The Company’s interest rate swap agreements effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. The fair value of the interest rate derivative contracts is approximately $9,627 and $8,113 at September 30, 2006 and December 31, 2005, respectively, and is included in other current assets. All changes in the fair value of these contracts are recorded in accumulated other comprehensive loss.

The Company has entered into interest rate swap contracts that effectively fix the interest rate on 86% of its term loan credit facility through June 30, 2008. As of September 30, 2006, the weighted average interest rate on the effectively fixed portion of the term loan facility was 5.64% and the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 6.69%.

The Company, from time to time, enters into foreign exchange forward contracts to fix currencies at specified rates based on expected future cash flows to protect against the fluctuations in cash flows resulting from sales denominated in foreign currencies over the next year. The fair value of these contracts is based on market exchange forward rates. The fair value of these contracts amounted to an asset of $52 and a liability of $455 at September 30, 2006 and December 31, 2005, respectively. The change in fair value of these contracts is included in accumulated other comprehensive loss.

(ii) Fair Value Hedges

The Company is subject to exposure from fluctuations in foreign currencies. To manage this exposure, the Company uses foreign exchange forward contracts. The value of these contracts is recognized at fair value based on forward market exchange rates and the change in the fair value of these contracts is included in general and administrative expense. The amount was not material to the Company’s consolidated income statements for the three and nine months ended September 30, 2006 and 2005.

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

At September 30, 2006, the Company had outstanding restricted stock units (“RSUs”), the majority of which were granted in 2005 (see Note 14). For the three and nine months ended September 30, 2006, the dilutive effect of potential future issuances of common stock underlying the Company’s time-based and non-employee director RSUs was computed using the average market price for the respective period. The calculation of diluted earnings per share for the three and nine months ended September 30, 2006 excludes the Company’s performance-based RSUs because management has determined that performance targets underlying these RSUs are unlikely to be met. The following table sets forth the computation of basic and diluted earnings weighted average shares:

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Weighted-average common shares outstanding—basic	43,799,662	43,725,093	43,758,144	37,252,881
Dilutive effect of stock-based compensation awards outstanding	131,246	—	117,817	—

Weighted-average common shares outstanding—diluted	43,930,908	43,725,093	43,875,961	37,252,881

For the three and nine months ended September 30, 2005, 24,984 and 11,532 RSUs (see Note 14), respectively, were excluded from the calculation of diluted weighted average shares outstanding as the Company incurred net losses for those periods and, accordingly, diluted net loss per share is equal to basic net loss per share.

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

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (Revised 2004) (“SFAS No. 123R”). This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the Company’s equity instruments or liabilities that are based on the fair value of the Company’s equity securities or may be settled by the issuance of these securities. SFAS No. 123R discontinues the accounting for share-based compensation using Accounting Principles Board Opinion No. 25 (“APB No. 25”) and generally requires that such transactions be recognized in the income statement based on their fair value at the date of grant. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission issued a release to amend the compliance dates for SFAS No. 123R to be effective beginning in the Company’s first quarter of fiscal 2006. Accordingly, on January 1, 2006, the Company adopted SFAS No. 123R. See Note 14 for further discussion.

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the requirements of FIN 48 and has not yet determined the expected impact on the consolidated financial statements for years beginning after December 15, 2006.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

4. Accounting Policies - (continued)

New Accounting Standards—(continued)

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3,” for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements for the year ended December 31, 2006.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This pronouncement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its balance sheet. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet, with limited exceptions. SFAS No. 158 is effective for the year ended December 31, 2006. Management is currently evaluating the requirements of SFAS No. 158 and has not yet determined the impact on the consolidated financial statements.

5. Inventories

The components of inventories are as follows at:

	September 30, 2006	December 31, 2005
Raw materials	$24,793	$20,468
Work in process	41,419	33,120
Finished units	42,554	43,125

	$108,766	$96,713

6. Debt

On February 8, 2006, the Company amended its credit facility agreement with its lenders to modify certain covenants and ratios. In connection with the amendment, the Company’s applicable margin for US Dollar LIBOR term loans increased from 2.00% to 2.25% per annum and the Company paid an amendment fee of $829. On February 21, 2006 the Company made a voluntary debt repayment of $5,000. On November 2, 2006, the Company made an additional voluntary debt repayment of $23,000.

7. Income Taxes

The Company utilizes the asset and liability method for accounting for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company reduces the deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Relevant evidence, both positive and negative, is considered

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

7. Income Taxes—(continued)

in determining the need for a valuation allowance Information evaluated includes the Company’s financial position and results of operations for the current and preceding years as well as an evaluation of currently available information about future years. Because of the Company’s accumulated loss position in certain tax jurisdictions on September 30, 2006, and the uncertainty of profitability in future periods, the Company continues to have valuation allowances for deferred tax assets primarily related to net operating loss carryforwards in the United States and Sweden. Based on the increased profitability of the Company’s clothing operations in the United Kingdom, a tax benefit of $1.0 million was recorded in June 2006 reflecting the reversal of previously established valuation allowance against deferred tax assets. Management considers it more likely than not that these tax benefits will be realized. Additionally, in the third quarter of 2006, the Company recorded the receipt of a $1.0 million U.S. tax refund.

The Company’s effective tax rate was 46% and 34% for the three and nine months ended September 30, 2006 excluding the benefit of the reversal of the valuation allowance in the United Kingdom and the $1.0 million U.S. tax refund discussed above. For the nine months ended September 30, 2006, the effective tax rate of 34% is less than the statutory United States tax rate of 35% primarily due to income generated in certain taxing jurisdictions being offset by net operating loss carryforwards for which the Company did not previously record a benefit.

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

In connection with employment agreements entered into with two of the Company’s officers on May 19, 2005, the Company agreed to provide supplemental retirement benefits, which have been included in the benefits cost below. As required by SFAS No. 132, the following tables summarize the components of net periodic benefit cost:

Defined Benefit Plans	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Service cost	$1,330	$1,195	$4,000	$3,657
Interest cost	1,320	1,308	3,918	3,966
Expected return on plan assets	(916)	(741)	(2,746)	(2,269)
Amortization of prior service cost	37	2	89	8
Amortization of net (gain) loss	200	(94)	691	69

Net periodic benefit cost	$1,971	$1,670	$5,952	$5,431

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

8. Pensions, Other Postretirement and Postemployment Benefits—(continued)

Other Postretirement Benefit Plans	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Service cost	$108	$127	$324	$381
Interest cost	655	715	1,965	2,145
Amortization of prior service cost	(116)	(116)	(348)	(348)
Amortization of net loss	172	352	516	1,056

Net periodic benefit cost	$819	$1,078	$2,457	$3,234

9. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability	Change in Value of Derivative Instruments (see Note 4)	Accumulated Other Comprehensive Loss
Balance at December 31, 2005	$(21,979)	$(11,313)	$7,483	$(25,809)
Current period change, net of tax	14,344	—	1,874	16,218

Balance at September 30, 2006	$(7,635)	$(11,313)	$9,357	$(9,591)

10. Warranties

The Company offers warranties on certain products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The Company estimates the costs that may be incurred under its warranties and records a liability for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. Changes in the Company’s combined short-term and long-term warranty liabilities during the nine months ended September 30, 2006 are as follows:

Balance at December 31, 2005	$2,495
Warranties provided during period	2,391
Settlements made during period	(2,370)
Changes in liability estimates, including expirations and currency effects	269

Balance at September 30, 2006	$2,785

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

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(dollars in thousands, except per share information)

11. Restructuring Charges—(continued)

The following table reflects the activity in the Company’s accrued restructuring liability for the nine months ended September 30, 2006:

	Balance at December 31, 2005	Expense	Cash Payments	Balance at September 30, 2006
Severance	$1,615	$1,488	$(1,567)	$1,536
Facility costs and other	282	184	(466)	—

Total	$1,897	$1,672	$(2,033)	$1,536

The Company recorded $1,672 of restructuring expenses during the nine months ended September 30, 2006. Restructuring expenses of $1,274 for the three months ended September 30, 2006 relate to the reorganization of the Company’s European management structure along functional lines and the Company does not expect to incur significant restructuring expenses during the remainder of 2006. Restructuring expenses by segment, which are not included in Segment Earnings (Loss) in Note 12, are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Clothing	$547	$1,021	$945	$8,901
Roll Covers	485	56	485	2,684
Corporate	242	—	242	—

Total	$1,274	$1,077	$1,672	$11,585

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

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

12. Business Segment Information—(continued)

Summarized financial information for the Company’s reportable segments is presented in the tables that follow for the three and nine months ended September 30, 2006 and 2005, respectively. Segment Earnings (Loss) below excludes restructuring costs.

	Clothing	Roll Covers	Corporate	Total
Three Months Ended September 30, 2006:
Net sales	$93,241	$52,305	$—	$145,546
Segment Earnings (Loss)	22,694	12,978	(4,025)

Three Months Ended September 30, 2005:
Net sales	$92,898	$47,160	$—	$140,058
Segment Earnings (Loss)	24,478	12,609	(2,805)

	Clothing	Roll Covers	Corporate	Total
Nine Months Ended September 30, 2006:
Net sales	$288,349	$158,531	$—	$446,880
Segment Earnings (Loss)	77,278	40,893	(11,643)

Nine Months Ended September 30, 2005:
Net sales	$288,225	$149,610	$—	$437,835
Segment Earnings (Loss)	78,739	41,937	(10,040)

Provided below is a reconciliation of Segment Earnings (Loss) to income before provision for income taxes for the three and nine months ended September 30, 2006 and 2005, respectively.

	Three Months Ended September 30,
	2006	2005
Segment Earnings (Loss):
Clothing	$22,694	$24,478
Roll Covers	12,978	12,609
Corporate	(4,025)	(2,805)
Non-cash compensation and related expenses	(389)	(689)
Net interest expense	(10,073)	(10,452)
Depreciation and amortization	(11,619)	(11,273)
Restructuring costs	(1,274)	(1,077)
Unrealized foreign exchange gain (loss) on revaluation of debt	322	(253)
Expenses related to reorganization of Brazilian subsidiaries	—	(1,371)

Income before provision for income taxes	$8,614	$9,167

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

12. Business Segment Information—(continued)

	Nine Months Ended September 30,
	2006	2005
Segment Earnings (Loss):
Clothing	$77,278	$78,739
Roll Covers	40,893	41,937
Corporate	(11,643)	(10,040)
Non-cash compensation and related expenses	(1,946)	(16,666)
Net interest expense	(30,615)	(39,249)
Depreciation and amortization	(33,912)	(34,008)
Restructuring charges	(1,672)	(11,585)
Unrealized foreign exchange gain (loss) on revaluation of debt	(1,535)	5,772
Loss on early extinguishment of debt	—	(4,886)
Expenses related to initial public offering and refinancing	—	(7,820)
Expenses related to reorganization of Brazilian subsidiaries	—	(1,371)

Income before provision for income taxes	$36,848	$823

13. Commitments and Contingencies

Stockholder Litigation

On June 7, 2006, a purported class action complaint was filed in the United States District Court for the District of Massachusetts on behalf of a putative class of investors who purchased shares pursuant or traceable to our initial public offering on or about May 15, 2005 through November 15, 2005 against us, our Chief Executive Officer and our Chief Financial Officer. We were served with the complaint on June 8, 2006. The complaint concerns our initial public offering of common stock and alleges violations of Sections 11 and 12(a)(2) and liability under Section 15 of the Securities Act of 1933. The plaintiff seeks rescission rights, attorneys’ fees and other costs and unspecified damages on behalf of a purported class of purchasers of our common stock “pursuant and/or traceable to the Company’s IPO on or about May 16, 2005 through November 15, 2005”. We believe that the complaint is without merit and intend to defend the litigation vigorously.

Environmental Matters

In connection with the closure of certain manufacturing facilities under its restructuring programs, the Company conducted environmental site assessments which had indicated contamination at two sites. To date, the Company has recorded a charge for remediation costs of $4,600 ($850 and $3,750 during the year ended December 31, 2005 and 2004, respectively), which represented management’s best estimates of the probable and reasonably estimable costs relating to this environmental remediation. These costs were classified in general and administrative expenses and accrued expenses. The Company paid $630, $2,806 and $186 of environmental costs related to these facilities during the nine months ended September 30, 2006 and the years ended December 31, 2005 and 2004, respectively. Remediation activities at the first site are complete and no further costs are expected to be incurred related thereto. An assessment of the second site indicated a range of remaining remediation costs of $1,000 to $2,200, with $1,000 representing management’s best estimate of the probable and reasonably estimable costs related thereto. Management believes that the remaining reserve at September 30, 2006 is adequate to cover such remediation efforts. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of such matters will not have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

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

The Company adopted the modified prospective method permitted under SFAS No. 123R. Under this transition method, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, compensation expense is recognized on all share-based payments granted prior to, but not yet vested, as of December 31, 2005 and for share-based payments granted subsequent to December 31, 2005. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated. Other than RSUs granted as dividends, which are charged against accumulated deficit under SFAS No. 123R, and RSUs granted to non-employee directors, which vest immediately (see discussion below under “2005 Equity Incentive Plan”), the Company did not have any share-based grants during the three and nine months ended September 30, 2006; however, under the provisions of SFAS No. 123R, for outstanding unvested RSUs, compensation expense of $389 and $1,946 was recorded for the three and nine months ended September 30, 2006 and a related tax benefit thereon of $150 and $747 was recorded for the three and nine months ended September 30, 2006, respectively.

Under the provisions of APB No. 25, which has been superceded by SFAS 123R, compensation expense would have been $273 and $1,614 for the three and nine months ended September 30, 2006 and related tax benefit thereon would have been $105 and $619 for the three and nine months ended September 30, 2006, respectively. Under APB No. 25, no compensation expense was recorded relating to performance-based RSUs because management has determined that it is unlikely that performance targets will be met. The adoption of SFAS 123R had no impact on the Company’s earnings per share for the three and nine months ended September 30, 2006. For compensation expense related to the three and nine months ended September 30, 2005, see Stock Options and Restricted Stock below.

2005 Equity Incentive Plan

Effective May 19, 2005, the Company adopted the 2005 Equity Incentive Plan (the “2005 Plan”). The Board of Directors has authorized 2,500,000 shares for grant under the 2005 Plan. Under the 2005 Plan, time-based and performance-based RSUs were granted to officers and employees of the Company. Non-employee directors were also awarded RSUs under the 2005 Plan. Each RSU represents one share of common stock.

To earn common stock under time-based RSUs, generally the grantee must be employed by the Company through the applicable vesting date, which occurs annually on May 19, 2006, 2007 and 2008. To earn common stock under performance-based RSUs, defined shareholder return targets must be met over the four years (or two years in the case of 20,834 RSUs) following the completion of the Company’s initial public offering on May 19, 2005 and the grantee must be employed by the Company through May 19, 2009 (or May 19, 2007 in the case of 20,834 RSUs). Awards to non-employee directors vest upon grant and the underlying shares are issued to them upon termination of service as a member of the Board or a change in control, as defined. In June 2006, non-employee directors were granted an aggregate of 12,500 RSUs for which compensation expense of $120 was recorded.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

14. Stock-Based Compensation—(continued)

2005 Equity Incentive Plan—(continued)

A summary of RSUs outstanding as of September 30, 2006 and their vesting dates is as follows:

	Date Vested	Number of RSUs
Time-based RSUs	Annually, in varying amounts, on May 19, 2006, 2007 and 2008	305,721	(1)
Performance-based RSUs	May 19, 2009, assuming performance criteria are achieved	768,509
Performance-based RSUs	May 19, 2007, assuming performance criteria are achieved	20,834
Non-employee directors’ RSUs	Date of grant	26, 616

Total RSUs outstanding		1,121,680

(1)	Amount herein is net of 112,666 RSUs that vested on May 19, 2006 (see discussion below).

Certain time-based RSUs and all non-employee director RSUs automatically adjust to reflect awards of additional RSUs upon payment of dividends by the Company. Outstanding RSUs that were awarded through September 30, 2006 in connection with the payment of dividends are included in the table below. During the three months ended September 30, 2006, 2,991 additional time-based RSUs and 532 additional non-employee director RSUs were issued in connection with the payment of dividends that occurred on September 15, 2006. These dividend RSUs were charged to accumulated deficit, in accordance with SFAS No. 123R.

Additionally, 74,569 shares of common stock underlying 112,666 time-based RSUs that vested on May 19, 2006 were issued during the three months ended September 30, 2006; the remaining 38,097 RSUs were withheld from issuance to satisfy minimum tax withholding requirements related to the issuance of such shares to the recipients.

RSU activity during the nine months ended September 30, 2006 is presented below.

	Number of RSUs	Price Range of Grant-Date Fair Value Per RSU	Weighted Average Grant-Date Fair Value Price Per RSU
Outstanding, December 31, 2005	1,240,082	$8.40 –12.01	$11.64
Granted (as dividends)	12,598	8.92 – 11.04	9.72
Granted (non-dividends)	12,500	9.56	9.56
Forfeited	(30,834)	11.66	11.66
Issued or withheld for tax withholding purposes	(112,666)	8.92 – 11.66	11.58

Outstanding, September 30, 2006	1,121,680	$8.40 –12.01	$11.60

Vested, September 30, 2006 (1)	26,361	$8.40 –12.01	$10.56

(1)	Vested RSUs at September 30, 2006 consist entirely of non-employee directors RSUs. The common stock underlying these RSUs will be issued to the directors upon termination of their service as members of the Board and/or a change in control, as defined. The total grant-date fair value of such non-employee directors RSUs that vested during the nine months ended September 30, 2006 was $131.

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

(iii) Expected dividends. An assumed continuation of quarterly dividends at the rate of $0.225 per share of common stock was used for the purposes of the application of the Monte Carlo pricing model at the time the Company adopted SFAS No. 123R.

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

As the time-based and performance-based RSUs require continued employment up to the time of vesting, the amount of stock-based compensation recognized during a period is required to include an estimate of forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is related to employee attrition and based on a historical analysis of its employee turnover; the Company currently estimates that approximately 15% of time-based and performance-based RSUs will be forfeited, which is an increase from the 10% estimate that was used in the first half of 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will be only for those shares that meet the requirements of continued employment up to the time of vesting.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

14. Stock-Based Compensation—(continued)

2005 Equity Incentive Plan—(continued)

As of September 30, 2006, there was approximately $5,700 of total unrecognized compensation expense related to unvested share-based awards which is expected to be recognized over a weighted average period of 2.2 years.

Stock Options and Restricted Stock

Prior to its initial public offering on May 19, 2005 (see Note 2), the Company’s former parent had stock options and restricted stock outstanding. All such stock options and restricted stock vested in connection with the consummation of the Company’s initial public offering which occurred on May 19, 2005, at which time the Company measured and recorded compensation expense of $15,507 related to these options and restricted stock based on their then current fair value in accordance with APB No. 25. Therefore, the adoption of SFAS No. 123R with respect to these share-based payments would not have had a significant impact on the Company’s financial position or results of operations for the nine months ended September 30, 2005 because the pro forma net income under SFAS No. 123R and the reported net income are identical. These stock options and restricted stock are no longer outstanding after the completion of the initial public offering on May 19, 2005 and therefore would not have had any impact on the Company’s financial position or results of operations for the three months ended September 30, 2005.

The Company accounted for RSUs granted on May 19, 2005 under the 2005 Plan in accordance with APB No. 25 and, accordingly, had recorded compensation expense of $689 and $1,159 for the three and nine months ended September 30, 2005, respectively. Had compensation expense for the RSUs and prior stock options and restricted stock been determined based upon the fair value recognition provisions of SFAS No. 123, the net loss and the effect on net loss per share would have been as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported	$(8,039)	$(12,120)
Add back: Stock based compensation expense reported, net of related tax effects, for prior options and restricted stock	—	13,569
Add back: Stock based compensation expense reported, net of related tax effects, for time-based RSUs	603	1,006
Less: Stock based compensation expense, net of related tax effect, for prior options and restricted stock	—	(13,569)
Less: Stock based compensation expense, net of related tax effect, for all RSUs	(873)	(1,385)

Net income (loss), pro forma	$(8,309)	$(12,499)

As reported – basic and diluted	$(0.18)	$(0.33)

Pro-forma – basic and diluted	$(0.19)	$(0.34)

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

15. Subsequent Event

Debt Repayment

On November 2, 2006, the Company made a voluntary debt repayment of 23,000.

Dividends

On November 10, 2006, the Company’s Board of Directors declared a cash dividend of $0.225 per share of common stock payable on December 15, 2006 to shareholders of record at the close of business on December 5, 2006.

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

We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed on a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is selected to fit each individual paper-making machine and process. For the three and nine months ended September 30, 2006, our clothing segment represented 64% and 65% of our net sales, respectively.

Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by the paper producer. Roll covers are tailored to each individual paper-making machine and process, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and manufacture spreader rolls. For the three and nine months ended September 30, 2006, our roll covers segment represented 36% and 35% of our net sales, respectively.

Industry Trends and Outlook

Demand for our products and services is driven primarily by the volume of global paper production, which according to the Food and Agriculture Organization of the United Nations, increased at a compound annual growth rate of 2.95% from 1980 to 2005. Over such period, only in 1982, 2001 and 2005 did global production decline from the prior year, and in both 1983 and 2002 production recovered to levels higher than the previous peak. Despite the production declines in both 2005 and 2001, global paper production increased nearly 10% in 2005 as compared with 2001 and we believe that global paper production will follow a similar growth pattern over the period from 2005 to 2010. Although global paper production has demonstrated stable growth over time, the paper products industry has experienced cycles in profitability that are primarily driven by imbalances in supply and demand. During the down period of these cycles, prices for paper products declined, leading to decreased profitability for paper producers. These cycles have been caused in part by the structure of the paper industry, which has been highly fragmented and has exhibited poor discipline in supply management. Producers have generally focused on maximizing production, to reduce fixed costs per ton, rather than producing to meet demand. This practice resulted in producers building inventories of paper when supply exceeded demand and in-turn led to higher volatility in paper prices as they reduced these inventories.

In anticipation of the downturn in the paper products industry which started in 2001, paper producers began in 2000 to take actions that sought to structurally improve the balance between the supply of and demand for paper. As part of these efforts, they have shut down many older and less efficient paper-making machines. This has been particularly true in North America and announcements by paper producers for shutdown of paper-making machines has continued, although at a reduced level compared to 2001 through 2004. In 2005, there was an increase in the number of announced planned shutdowns of paper-making machines in Europe, although not at the level experienced in recent years in North America. Significant consolidation in the paper production industry over the last few years has also improved the ability of producers to better balance supply and demand. This consolidation has given fewer paper producers more capacity, leading to a more rational approach by industry leaders to the management of supply. World demand for paper is expected to grow through 2020 driven by global population and economic growth. We believe that the combination of these trends in the paper production industry, continued global economic growth and expected increases in per capita paper consumption in less developed regions of the world should continue to drive increased paper production levels and consequently higher spending on consumable products used in the paper-making process and that we are well positioned to take advantage of these trends.

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

Sales in our roll covers segment include our mechanical services business. We have expanded this business in response to demand from paper producers that we perform work on the internal mechanisms of a roll while we refurbish or replace a roll cover. In our clothing segment, a portion of our business has been conducted pursuant to consignment arrangements under which we do not recognize a sale of a product to a customer until the customer places the product into use, which typically occurs some period after the product is shipped to the customer or to a warehouse location near the customer’s facility. Recently, we have been reducing the number of consignment arrangements and increasing the use of standard terms of sale under which we recognize a sale upon product shipment. We expect this trend to continue.

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

The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $2.5 million and $2.3 million for the three months ended September 30, 2006 and 2005, respectively. We expect that future research and development expenses will increase over these quarterly levels in the future based on an increased focus on advanced research.

Foreign Exchange

We have a geographically diverse customer base. For the three and nine months ended September 30, 2006, approximately 40% and 41% of our sales were in North America, respectively, 36% and 36% were in Europe, respectively, 9% and 8% were in South America, respectively, 14% and 13% were in Asia-Pacific, respectively and 1% and 2% were in the rest of the world, respectively.

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

Currency fluctuations have a greater proportionate effect on the level of our net sales than on the level of our income from operations. For example, for the three months ended September 30, 2006 as compared with the three months ended September 30, 2005, the change in the value of the US Dollar against the currencies we conduct our business in resulted in currency translation increases of $4.5 million in net sales and no currency impact on income from operations. Although the results for the three months ended September 30, 2006 reflect a period in which the value of the US Dollar decreased against the currencies in which we conduct the majority of our non-US Dollar denominated business as compared to the three months ended September 30, 2005, we would expect a similar but opposite effect in a period in which the value of the US Dollar increases. For any period in which the value of the dollar changes relative to other currencies, we would expect our income from operations to be proportionately affected less than our net sales.

During the three and nine months ended September 30, 2006, we conducted business in nine foreign currencies. The following table provides the average exchange rate for the three and nine months ended September 30, 2006 and 2005, respectively, of the US Dollar against each of the five foreign currencies in which we conduct the largest portion of our operations, and indicates the percentage of our net sales for the three and nine months ended September 30, 2006 denominated in such foreign currency.

Currency	Average exchange rate of the US Dollar for the three months ended September 30, 2006	Average exchange rate of the US Dollar for the three months ended September 30, 2005	Percentage of net sales for the three months ended September 30, 2006 denominated in such currency
Euro	$1.27 = 1 Euro	$1.22 = 1 Euro	39.7%
Canadian Dollar	$0.89 = 1 Canadian Dollar	$0.83 = 1 Canadian Dollar	8.8%
Brazilian Real	$0.46 = 1 Brazilian Real	$0.43 = 1 Brazilian Real	6.8%
British Pound	$1.87 = 1 British Pound	$1.78 = 1 British Pound	4.0%
Australian Dollar	$0.76 = 1 Australian Dollar	$0.76 = 1 Australian Dollar	5.1%

Currency	Average exchange rate of the US Dollar for the nine months ended September 30, 2006	Average exchange rate of the US Dollar for the nine months ended September 30, 2005	Percentage of net sales for the nine months ended September 30, 2006 denominated in such currency
Euro	$1.25 = 1 Euro	$1.26 = 1 Euro	39.5%
Canadian Dollar	$0.88 = 1 Canadian Dollar	$0.82 = 1 Canadian Dollar	9.1%
Brazilian Real	$0.46 = 1 Brazilian Real	$0.40 = 1 Brazilian Real	6.6%
British Pound	$1.82 = 1 British Pound	$1.84 = 1 British Pound	4.1%
Australian Dollar	$0.75 = 1 Australian Dollar	$0.77 = 1 Australian Dollar	4.4%

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

Our cost reduction efforts since 2002 include the closing of eight manufacturing facilities and the movement of certain production from two other facilities. Four facilities were closed in the clothing segment, of which three were in North America and one was in the United Kingdom and we closed four facilities in the rolls segment, of which three were in North America and one was in the United Kingdom. Additionally, from 2002 to 2005, we eliminated approximately 350 positions in connection with our cost reduction efforts. As a result of these actions, offset by other changes in workforce, our headcount decreased by approximately 235 positions during that period. We recorded $0.4 million of restructuring expenses related to such cost reduction efforts during the nine months ended September 30, 2006.

In the third quarter 2006, we announced the reorganization of our European management structure along functional lines and have recorded related restructuring expenses of $1.3 million during the three and nine months ended September 30, 2006.

We do not expect to incur significant restructuring expenses during the remainder of 2006.

There can be no assurance that our cost reduction programs will be successful. While our cost reduction programs are designed to help mitigate the effect of increases in our operating costs, we may experience sales or cost changes from period to period which have a greater effect on the level of our profitability than savings derived from our cost reduction programs.

Results of Operations

The tables that follow set forth for the periods presented certain consolidated operating results and the percentage of net sales they represent:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$145.5	$140.1	$446.9	$437.8
Cost of products sold	86.7	83.5	261.2	256.3
Selling expenses	19.1	17.1	57.0	52.3
General and administrative expenses	17.5	15.9	51.1	69.7
Restructuring expenses	1.3	1.1	1.7	11.6
Research and development expenses	2.5	2.3	7.4	7.4

Income from operations	18.4	20.2	68.5	40.5
Interest expense, net	(10.1)	(10.4)	(30.6)	(39.2)
Foreign exchange gain (loss)	0.3	(0.6)	(1.0)	4.4
Loss on early extinguishment of debt	—	—	—	(4.9)

Income before provision for income taxes	8.6	9.2	36.9	0.8
Provision for income taxes	2.9	17.2	10.5	12.9

Net income (loss)	$5.7	$(8.0)	$26.4	$(12.1)

Percentage of Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	59.6	59.6	58.4	58.5
Selling expenses	13.2	12.2	12.8	11.9
General and administrative expenses	12.0	11.4	11.4	16.0
Restructuring expenses	0.9	0.8	0.4	2.7
Research and development expenses	1.7	1.6	1.7	1.7

Income from operations	12.6	14.4	15.3	9.2
Interest expense, net	(6.9)	(7.4)	(6.9)	(9.0)
Foreign exchange gain (loss)	0.2	(0.4)	(0.2)	1.0
Loss on early extinguishment of debt	—	—	—	(1.1)

Income before provision for income taxes	5.9	6.6	8.2	0.1
Provision for income taxes	2.0	12.3	2.3	2.9

Net income (loss)	3.9%	(5.7)%	5.9%	(2.8)%

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005.

Net Sales. Net sales for the three months ended September 30, 2006 increased by $5.4 million, or 3.9%, to $145.5 million from $140.1 million for the three months ended September 30, 2005. For the three months ended September 30, 2006, 64% of our net sales were in our clothing segment and 36% were in our roll covers segment.

In our clothing segment, net sales for the three months ended September 30, 2006 increased by $0.3 million, or 0.3%, to $93.2 million from $92.9 million for the three months ended September 30, 2005 primarily due to (i) favorable currency effects on net sales in our clothing segment of $3.2 million related to the translation of sales made in currencies other than the US Dollar to US Dollars for financial reporting purposes and (ii) increased sales of $1.8 million from our Asia-Pacific operations. Offsetting most of these increases were (i) lower volume sales in our North American, European and South American operations and (ii) unfavorable currency effects on pricing related to sales prices indexed in US Dollars by certain non-U.S. operations of $0.8 million. The sales volume decrease in North America was primarily the result of higher conversions of consignment inventory into sales for the three months ended September 30, 2005 as compared with the three months ended September 30, 2006. Sales volume decreases in European operations were primarily attributable to competitive market conditions, a reduction of $0.3 million in clothing equipment sales for the three months ended September 30, 2006 as compared with the three months ended September 30, 2005 and reduced customer demand. Overall pricing levels in our clothing segment increased marginally during the three months ended September 30, 2006 as compared with the three months ended September 30, 2005.

In our roll covers segment, net sales for the three months ended September 30, 2006 increased by $5.1 million, or 10.8%, to $52.3 million from $47.2 million for the three months ended September 30, 2005 principally due to increased sales volume, primarily in North America, which also included $1.2 million of net sales attributable to Coldwater Covers, Inc., which we acquired in February 2006, and to favorable currency effects of $1.3 million related to the translation of sales made in currencies other than the US Dollar to US Dollars for financial reporting purposes. Overall pricing levels in our rolls segment decreased during the three months ended September 30, 2006 as compared with the three months ended September 30, 2005.

Cost of Products Sold. Cost of products sold for the three months ended September 30, 2006 increased by $3.2 million, or 3.8%, to $86.7 million from $83.5 million for the three months ended September 30, 2005.

In our clothing segment, cost of products sold decreased by $0.4 million, or 0.7% to $54.9 million for the three months ended September 30, 2006 as compared with $55.3 million for the three months ended September 30, 2005 primarily due to the decrease in sales volume, partially offset by unfavorable currency translation effects of $2.4 million related to the translation of cost incurred in currencies other than the US Dollar to US Dollars for financial reporting purposes.

In our roll covers segment, cost of products sold increased by $3.6 million, or 12.8%, to $31.8 million for the three months ended September 30, 2006 from $28.2 million for the three months ended September 30, 2005. The increase was primarily attributable to increased sales in this segment and to unfavorable currency translation effects of $0.9 million related to the translation of costs incurred in currencies other than the US Dollar to US Dollars for financial reporting purposes.

Selling Expenses. For the three months ended September 30, 2006, selling expenses increased by $2.0 million, or 11.7%, to $19.1 million from $17.1 million for the three months ended September 30, 2005. The increase was primarily due to expenses to expand sales coverage and to address shifting markets and to unfavorable currency translation effects of $0.5 million.

General and Administrative Expenses. For the three months ended September 30, 2006, general and administrative expenses increased by $1.6 million, or 10.1%, to $17.5 million from $15.9 million for the three months ended September 30, 2005. The increase was primarily due to (i) unfavorable currency effects of $0.7 million (ii) an increase in bad debt expense of $0.3 million and (iii) various cost increases for payroll, fringe benefits and other costs related to business development and reorganization activities during the three months ended September 30, 2006 as compared with the three months ended September 30, 2005. These increases were partially offset by a decrease of $0.9 million in our environmental expense and the $0.5 million impact of a lower cost structure during the three months ended September 30, 2006 as compared to our cost structure for the three months ended September 30, 2005 resulting from our cost reduction programs.

Restructuring Expenses. For the three months ended September 30, 2006, restructuring expenses increased by $0.2 million to $1.3 million from $1.1 million for the three months ended September 30, 2005. Restructuring expenses result from our long-term strategy to reduce costs and improve long-term competitiveness as described above under “Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities and through headcount reductions. Restructuring expenses incurred in the three months ended September 30, 2006 were primarily severance-related costs resulting from the reorganization of our European management structure along functional lines initiated during that quarter. Restructuring expenses in 2006 incurred prior to the three months ended September 30, 2006 were primarily facility-related costs resulting from cost reduction programs initiated prior to 2006. Restructuring expenses incurred in the three months ended September 30, 2005 were primarily facility-related costs resulting from closures of our manufacturing facilities initiated in 2005 and prior.

Research and Development Expenses. For the three months ended September 30, 2006, research and development expenses increased by $0.2 million, or 8.7%, to $2.5 million from $2.3 million for the three months ended September 30, 2005.

Interest Expense, Net. Net interest expense for the three months ended September 30, 2006 decreased by $0.3 million, or 2.9%, to $10.1 million from $10.4 million for the three months ended September 30, 2005.

Foreign Exchange Gain (Loss). For the three months ended September 30, 2006, we had a foreign exchange gain of $0.3 million compared to a loss of $0.6 million for the three months ended September 30, 2005. The $0.9 million fluctuation was primarily attributable to the manner in which swings in the value of the US Dollar as compared to other currencies, primarily the Euro and the Brazilian Real, affect the reported amount of our external debt and intercompany transactions. Foreign exchange gains and losses result primarily from intercompany activity.

Provision for Income Taxes. For the three months ended September 30, 2006 we recognized a provision for income taxes of $2.9 million compared with $17.2 million for the three months ended September 30, 2005. In 2005, the tax provision was affected by certain transaction costs and by operating losses in taxing jurisdictions for which valuation allowances have been provided because of the uncertainty surrounding the future utilization of such net operating loss carryforwards. In 2006, operations in certain jurisdictions which had operating losses in 2005 have forecasted profits which would allow the recognition of deferred tax assets for which a valuation allowance had been previously established. Additionally, in accordance with SFAS No. 109, a cumulative adjustment was made to the tax provision during the three months ended September 30, 2006 and 2005 to the revised full year forecasted tax rate. Additionally, during the three months ended September 30, 2006, the Company recorded the receipt of a $1.0 million U.S. tax refund.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005.

Net Sales. Net sales for the nine months ended September 30, 2006 increased by $9.1 million, or 2.1%, to $446.9 million from $437.8 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, 65% of our net sales were in our clothing segment and 35% were in our roll covers segment.

In our clothing segment, net sales for the nine months ended September 30, 2006 increased by $0.2 million, or 0.1%, to $288.4 million from $288.2 million for the nine months ended September 30, 2005. Increased volume, principally in North America, and favorable currency effects of $2.6 million related to the translation of sales made in currencies other than the US Dollar to US Dollars for financial reporting purposes were offset by an unfavorable currency effect on pricing related to sales prices indexed in US Dollars by certain non-U.S. operations of $4.2 million as compared with the nine months ended September 30, 2005 and a reduction of $3.8 million in clothing equipment sales for the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005. Overall pricing levels increased marginally during the nine months ended September 30, 2006 as compared with the three months ended September 30, 2005.

In our roll covers segment, net sales for the nine months ended September 30, 2006 increased by $8.9 million, or 5.9%, to $158.5 million from $149.6 million for the nine months ended September 30, 2005 primarily due to increased sales volume resulting from improved market conditions, primarily in North America, and sales of $2.7 million from Coldwater Covers, Inc., which we acquired in February 2006. Partially offsetting these increases was an unfavorable currency effect of $0.3 million. Overall pricing levels decreased during the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005.

Cost of Products Sold. Cost of products sold for the nine months ended September 30, 2006 increased by $4.9 million, or 1.9%, to $261.2 million from $256.3 million for the nine months ended September 30, 2005.

In our clothing segment, cost of products sold decreased by $3.5 million, or 2.1%, to $166.0 million for the nine months ended September 30, 2006 from $169.5 million for the nine months ended September 30, 2005. The decrease was primarily due to the $2.3 million impact of a lower cost structure for the nine months ended September 30, 2006 as compared to our cost structure for the nine months ended September 30,

2005 resulting from our cost reduction programs and to increased production efficiencies. The decrease was offset by unfavorable currency effects of $2.6 million related to the translation of costs incurred in currencies other than the US Dollar to US Dollars for financial reporting purposes.

In our roll covers segment, cost of products sold increased by $8.4 million, or 9.7%, to $95.2 million for the nine months ended September 30, 2006 from $86.8 million for the nine months ended September 30, 2005. The increase was primarily attributable to increased sales in this segment and to an unfavorable shift in the mix of our product sales to lower margin products, primarily in North America, during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The unfavorable product mix resulted from a shift in sales from our more profitable rubber covers to other types of covers as well as increased sales in mechanical services and spreader rolls, which carry lower margins. These increases were partially offset by the $0.5 million favorable impact of a lower cost structure for the nine months ended September 30, 2006 as compared to our cost structure for the nine months ended September 30, 2005 resulting from our cost reduction programs.

Selling Expenses. For the nine months ended September 30, 2006, selling expenses increased by $4.7 million, or 9.0%, to $57.0 million from $52.3 million for the nine months ended September 30, 2005 primarily due to increased payroll, commissions and other selling expenses to expand sales coverage and to address shifting markets.

General and Administrative Expenses. For the nine months ended September 30, 2006, general and administrative expenses decreased by $18.6 million, or 26.7%, to $51.1 million from $69.7 million for the nine months ended September 30, 2005. The decrease was primarily due to $23.3 million of expenses incurred in connection with the closing of our initial public offering on May 19, 2005 and related transactions which included (i) $15.5 million of compensation expense related to the vesting of stock options and restricted stock in connection with the offering, (ii) $4.2 million of special one-time cash payments in connection with the adoption of our new management incentive compensation plans, (iii) $2.7 million of cash transaction bonuses paid to management and (iv) $0.9 million of land transfer taxes related to certain of our subsidiaries in connection with the offering. Additionally, general and administrative expenses decreased by the $1.5 million impact of a lower cost structure for the nine months ended September 30, 2006 as compared to our cost structure for the nine months ended September 30, 2005 resulting from our cost reduction programs. These decreases were partially offset by (i) a $1.4 million decrease in royalty income due to a receipt of royalties in the nine months ended September 30, 2005 resulting from the final settlement of certain royalties that did not recur in the nine months ended September 30, 2006, (ii) a $0.8 million increase in compensation expense incurred in the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005 as a result of restricted stock units granted under our 2005 Equity Incentive Plan , (iii) an increase in bad debt expense of $0.9 million during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, (iv) unfavorable currency effects of $0.6 million and (v) increased payroll, fringe benefits and other costs related to business development and reorganization activities in the nine months ended September 30, 2006 as compared to September 30, 2005.

Restructuring Expenses. For the nine months ended September 30, 2006, restructuring expenses decreased by $9.9 million to $1.7 million from $11.6 million for the nine months ended September 30, 2005. Restructuring expenses result from our long-term strategy to reduce costs and improve long-term competitiveness as described above under “Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities and through headcount reductions. Expenses incurred in the nine months ended September 30, 2006 include severance and facility costs of $1.5 million and $0.2 million, respectively. Restructuring expenses incurred in the three months ended September 30, 2006 were primarily severance-related costs resulting from to the reorganization of our European management structure along functional lines during that period. For the nine months ended September 30, 2005, restructuring expense consisted of severance, facility and asset impairment costs of $6.4 million, $5.0 million and $0.2 million respectively.

Research and Development Expenses. Research and development expenses remained constant at $7.4 million for the nine months ended September 30, 2006 and 2005.

Interest Expense, Net. Net interest expense for the nine months ended September 30, 2006 decreased by $8.6 million, or 21.9%, to $30.6 million from $39.2 million for the nine months ended September 30, 2005.

The decrease is primarily attributable to lower average debt balances outstanding during the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005, as a result of the refinancing that occurred in connection with our initial public offering, and to lower interest rates on our current credit facility as compared to our debt facilities prior the initial public offering, partially offset by lower average cash balances during the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005.

Foreign Exchange Gain (Loss). For the nine months ended September 30, 2006, we had a foreign exchange loss of $1.0 million compared to a gain of $4.4 million for the nine months ended September 30, 2005. The $5.4 million fluctuation was primarily attributable to the manner in which swings in the value of the US Dollar as compared to other currencies, primarily the Euro and the Brazilian Real, affect the reported amount of our external debt and intercompany transactions. Under our previously existing senior and mezzanine debt facilities, certain of our subsidiaries had debt denominated in currencies other than their functional currency and, as a result, the changes in relative exchange rates created a foreign exchange gain or loss. Under our current credit facility the majority of amounts borrowed are denominated in the functional currency of the borrowing subsidiary, which mitigates future foreign exchange gain or loss related to external debt. With our current credit facility in place, foreign exchange gains and losses result primarily from intercompany activity.

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

Provision for Income Taxes. For the nine months ended September 30, 2006, we recognized a provision for income taxes of $10.5 million compared with $12.9 million for the nine months ended September 30, 2005. In 2005, the tax provision was affected by certain transaction costs and by operating losses in taxing jurisdictions for which valuation allowances have been provided because of the uncertainty surrounding the future utilization of such net operating loss carryforwards. In 2006, operations in certain jurisdictions which had operating losses in 2005 have forecasted profits which will allow the recognition of deferred tax assets for which a valuation allowance has been previously established. Based on the increased profitability of our clothing operations in the United Kingdom, a tax benefit of $1.0 million was recorded in June 2006 reflecting the reversal of a previously established valuation allowance against deferred tax assets. Management considers it more likely than not that these tax benefits will be realized. Additionally, during the nine months ended September 30, 2006, the Company recorded the receipt of a $1.0 million U.S. tax refund.

DIVIDEND POLICY

Effective upon completion of the initial public offering of our common stock in May 2005 our Board of Directors adopted a dividend policy that reflects our judgment that our stockholders would be better served if we distributed to them a substantial portion of the excess cash generated by our business rather than reinvesting it in our business. Under this policy, we intend to distribute a substantial portion of the cash generated by our business in excess of operating needs, reserves for contingencies, interest and principal payments on indebtedness, capital expenditures, restructuring expenses and tax payments as regular quarterly dividends to the holders of our common stock, up to an annual dividend rate of $0.90 per share, rather than retaining such cash for other purposes such as significant acquisitions or to pursue growth opportunities requiring capital expenditures or other investments significantly beyond our current expectations. As more fully described in our Annual Report on Form 10-K for the year ended December 31, 2005, shareholders may not receive any dividends as a result of the following factors:

•	we are not obligated to pay dividends;

•	our credit facility limits the amount of dividends we are permitted to pay based upon our level of “pre-dividend free cash flow”;

•	our credit facility contains restrictive covenants, including covenants requiring compliance with minimum interest coverage and fixed charge coverage ratios and maximum leverage ratios, that will require us to improve our performance over time to remain in compliance therewith;

•	our board of directors may modify or revoke our dividend policy;

•	even if our dividend policy is not modified or revoked, our board of directors could decide to reduce dividends or not to pay dividends at all, at any time and for any reason;

•	the amount of dividends distributed is subject to state law restrictions;

•	our shareholders have no contractual or other legal right to dividends;

•	we may not have enough cash to pay dividends due to changes to our operating earnings, working capital requirements and anticipated cash needs; and

•	our foreign subsidiaries may be subject to legal restrictions that prevent them from distributing cash to us to enable the payment of dividends.

See “—Credit Facility” below for a discussion of the limitations on our ability to pay dividends imposed by our credit facility.

If our cash flow from operations is not sufficient to fund dividends, we would either need to reduce our dividend or, so long as permitted to do so under our credit facility, fund a portion of our dividends with cash on hand or borrowings under our credit facility or from other sources.

Under Delaware law, we can only pay dividends either out of “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or out of current or the immediately preceding year’s earnings. We historically have not had sufficient earnings to pay dividends at the level contemplated by our dividend policy. We do not know whether we will not have sufficient earnings to pay dividends in the future and therefore may have to pay dividends out of surplus. Our board of directors will seek periodically to assure itself that we have sufficient surplus to pay dividends before actually declaring any dividends. Further, our board of directors may seek opinions from outside valuation firms to the effect that there is sufficient surplus to pay dividends, and such opinions may not be forthcoming. If we sought and were not able to obtain such an opinion, we likely would not be able to declare and pay dividends. For a description of the restrictions imposed on our ability to pay dividends by our current credit facility, see “—Credit Facility” below.

On November 10, 2006, our Board of Directors declared a cash dividend of $0.225 per share of common stock payable on December 15, 2006 to shareholders of record at the close of business on December 5, 2006.

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

Net cash provided by operating activities was $44.6 million for the nine months ended September 30, 2006 and $26.5 million for the nine months ended September 30, 2005. The increase is primarily related to the initial public offering that occurred on May 19, 2005 that resulted in the use of approximately $9.2 million of cash costs, approximately $7.4 million of payments to the prior parent company to cover its liabilities and $4.2 million of accelerated cash interest payments.

Net cash used in investing activities was $30.2 million for the nine months ended September 30, 2006 and $15.1 million for the nine months ended September 30, 2005. The increase was primarily due to (i)

payments for the acquisitions of Coldwater Covers, Inc. and PMA Shoji Co. Ltd. totaling $7.7 million (ii) an offset in cash used for investing activities for the nine months ended September 30, 2005 of $4.9 million reflecting the proceeds from the sale of our Wake Forest, North Carolina manufacturing facility (iii) an increase in capital equipment spending of $2.9 million in the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005. These decreases were partially offset by $1.7 million of proceeds from the sale of our dewatering equipment business in August 2006.

Net cash used in financing activities was $40.3 million for the nine months ended September 30, 2006 and net cash provided by financing activities was $17.8 million for the nine months ended September 30, 2005. During the nine months ended September 30, 2005, the $17.8 million of net cash provided by financing activities was primarily the result of the completion of our initial public offering on May 19, 2005. Additionally, the decrease during the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005 was primarily the result of a $29.5 million payment of dividends to our shareholders during the nine months ended September 30, 2006 compared to $4.6 million for the nine months ended September 30, 2005 as we did not begin making dividend payments to our shareholders until after the completion of our initial public offering, the first of which was made on September 15, 2005. We also made a $5.0 million voluntary repayment of senior debt in February 2006 and paid an $0.8 million fee related to the amendment of our credit facility on February 8, 2006. On November 2, 2006, we made a $23 million voluntary repayment of our senior debt.

As of September 30, 2006, there was a $646.0 million balance of term loans outstanding under our senior credit facility. The decrease from the $650 million issued on May 19, 2005 was due to (i) changes in currency exchange rates impacting debt denominated in currencies other than the US Dollar, (ii) quarterly principal payments of $1.6 million beginning with the quarter ended September 30, 2005, as required under the term loan and (iii) a voluntary repayment of senior debt in February 2006 in the amount of $5.0 million. In addition, as of September 30, 2006, we had an aggregate of $12.3 million of debt outstanding under our current revolving lines of credit, including the revolving credit facility under our senior credit facility and lines of credit in various foreign countries that are used to facilitate local short-term operating needs and an aggregate of $54.9 million available for additional borrowings under these revolving lines of credit. On November 2, 2006, we made a $23 million voluntary repayment of our senior debt.

We had $36.7 million of cash and cash equivalents at September 30, 2006 compared to $60.0 million at December 31, 2005. In addition to the general amount of capital expenditures we are permitted to make under our credit facility, we are permitted, subject to the other provisions of the credit facility, to make certain additional capital expenditures to expand production capacity in Brazil. See “—Capital Expenditures” below.

CAPITAL EXPENDITURES

For the nine months ended September 30, 2006, we had capital expenditures of $24.4 million consisting of growth capital expenditures of $15.3 million and maintenance capital expenditures of $9.1 million. Growth capital expenditures consist of items that are intended to increase the manufacturing, production and/or distribution capacity or efficiencies of our operations in conjunction with the execution of our business strategies. Maintenance capital expenditures are designed to sustain the current capacity or efficiency of our operations and include items relating to the renovation of existing manufacturing or service facilities, the purchase of machinery and equipment for existing manufacturing or service facilities and safety and environmental needs. For the nine months ended September 30, 2005, capital expenditures were $21.5 million, consisting of growth capital expenditures of $14.2 million and maintenance capital expenditures of $7.3 million. We expect capital expenditures for 2006 to be approximately $32 million, including additional capital expenditures related to production capacity expansion in Brazil described below.

See “—Credit Facility” below for a discussion on the restrictions imposed on our ability to make capital expenditures by our credit facility. We estimate that we will have capital expenditure requirements of approximately $40 million per year, on average, for the next several years, not including additional capital expenditures of up to $4.6 million in 2006, $8.2 million in 2007 and $3.8 million in 2008 related to production capacity expansion in Brazil as described under “—Credit Facility” below. Of the $40 million, we expect that we will spend, on average, approximately $20 million per year on maintenance capital expenditures and approximately $20 million per year on growth capital expenditures. We review the appropriate level of our capital expenditures, taking into account various factors, including operating performance. If based upon a review of operating results and our ability to pay dividends we determine it appropriate, and our credit agreement permits us to do so, we may decide to spend above the expected average annual capital expenditure level noted above. If necessary to enable us to pay dividends in accordance with our dividend policy, we would consider reducing our planned capital expenditures to a level that would not materially adversely affect our ability to execute on our business plan in the near term.

CREDIT FACILITY

Upon the completion of the initial public offering of our common stock on May 19, 2005 we and certain of our subsidiaries entered into a senior secured credit facility. Our credit facility provides for a $50 million senior secured revolving credit facility and a term loan in a total principal amount of $650 million. In December 2005 the funding of a legal reorganization of a portion of our international operations was completed and $50 million of our previous $100 million revolving credit facility was canceled. On February 8, 2006, the credit facility was amended to:

•	permit certain additional capital expenditures, subject to the other provisions of the credit facility, in 2006, 2007 and 2008 in connection the expansion of production capacity in Brazil;

•	provide that such additional capital expenditures do not reduce “pre-dividend free cash flow” (as such term is defined in the credit facility and below);

•	increase the applicable margin for US Dollar LIBOR term loans from 2.00% to 2.25%;

•	change the minimum interest coverage ratio for the fiscal quarters ending June 30, 2006, September 30, 2006 and March 31, 2007; and

•	change the maximum leverage ratio for the fiscal quarters ending March 31, 2006 through December 31, 2007.

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

The credit facility provides for scheduled principal payments on the term loan of $6.5 million each year, payable in quarterly installments that began September 30, 2005, with the remaining $597.4 million due at maturity in May 2012. The credit facility will also require us to prepay outstanding loans under the term loan facility under the following circumstances:

•	with 100% of the net cash proceeds received by us from any sale, transfer or other disposition of any assets, subject to certain customary reinvestment rights and with an exemption for sales of up to $100,000 for any transaction or series of related transactions, exemption of the first $10,000,000 of cumulative net proceeds and exemption of up to an additional $10,000,000 of net proceeds from the sale of four identified manufacturing facilities;

•	with 100% of the net cash proceeds received by us from any insurance recovery or condemnation events, subject to certain exceptions and reinvestment rights and with an exemption for the first $2,000,000 of cumulative net insurance or condemnation proceeds;

•	with 100% of the net cash proceeds from the incurrence of any indebtedness by us, subject to customary exceptions; and

•	with 50% of the amount equal to our pre-dividend free cash flow (as defined in our credit facility and described below) minus our actual dividend payments, except that beginning with the prepayment to be made with respect to 2007 in the event our dividend payments exceed 65% of our pre-dividend free cash flow, we will be required to make prepayments in the amount of 75% of the amount equal to our pre-dividend free cash flow minus our actual dividend payments.

Our credit facility requires that we meet certain financial covenants in order to avoid a default or event of default under the facility. These covenants are as follows:

•	Our interest coverage ratio as of the end of any period set forth below must exceed the ratio set forth for such period:

Period	Ratio
Fiscal quarter ending September 30, 2006	3.50:1
Fiscal quarters ending December 31, 2006 and March 31, 2007	4.00:1
Fiscal quarters ending June 30, 2007 through December 31, 2007	4.25:1
Fiscal quarters ending March 31, 2008 through December 31, 2008	4.50:1
Fiscal quarters ending March 31, 2009 through December 31, 2009	4.75:1
Fiscal quarters ending March 31, 2010 through December 31, 2010	5.00:1
Fiscal quarters ending March 31, 2011 and thereafter	5.25:1

•	Our leverage ratio as of the end of any period set forth below must not exceed the ratio set forth for such period:

Period	Ratio
Fiscal quarters ending September 30, 2006 and December 31, 2006	4.75:1
Fiscal quarter ending March 31, 2007	4.50:1
Fiscal quarters ending June 30, 2007 through December 31, 2007	4.25:1
Fiscal quarters ending March 31, 2008 and June 30, 2008	3.50:1
Fiscal quarters ending September 30, 2008 and December 31, 2008	3.25:1
Fiscal quarters ending March 31, 2009 through December 31, 2009	3.00:1
Fiscal quarters ending March 31, 2010 and June 30, 2010	2.75:1
Fiscal quarters ending September 30, 2010 and December 31, 2010	2.50:1
Fiscal quarters ending March 31, 2011 and June 30, 2011	2.25:1
Fiscal quarters ending September 30, 2011 and thereafter	2.00:1

•	Our fixed charge coverage ratio as of the end of any period set forth below must exceed the ratio set forth for such period:

Period	Ratio
Fiscal quarters ending September 30, 2006 and December 31, 2006	1.75:1
Fiscal quarters ending March 31, 2007 through December 31, 2007	1.85:1
Fiscal quarters ending March 31, 2008 and thereafter	1.90:1

For the four fiscal quarters ended September 30, 2006 our interest coverage ratio was 3.98:1, our leverage ratio was 4.36:1, and our fixed charge coverage ratio was 2.10:1. There can be no assurance that we will continue to be in compliance with such financial ratios. In particular, the minimum interest coverage ratio for the periods ending December 31, 2006 and March 31, 2007 is 4.00:1, the minimum interest coverage ratio for the periods ending June 30, 2007 through December 31, 2007 is 4.25:1 and the minimum interest coverage ratio for the periods ending March 31, 2008 through December 31, 2008 is 4.50:1. In order to be in compliance with such financial ratios in respect of the four fiscal quarters ending December 31, 2006, we will need to generate Adjusted EBITDA during such period of approximately $151million, which is greater than the $149.2 million of Adjusted EBITDA we generated in the twelve month period ended September 30, 2006. Because the financial ratios become more restrictive over time, our financial performance will also need to improve after 2006 in order for us to remain in compliance with the financial ratios in subsequent periods. Our ability to comply with the financial ratios may be affected by events beyond our control, such as prevailing economic, financial and industry conditions, including unfavorable foreign currency movements relative to the US Dollar.

Our credit facility limits the amount of our capital expenditures in any given fiscal year to an amount less than $44 million for each fiscal year from 2005 through 2009 and $50 million for fiscal year 2010 and fiscal year 2011, in each such case exclusive of excess cash amounts permitted to be spent on capital expenditures; provided that in addition to these maximum amounts, subject to the other provisions of the credit facility, the credit facility permits us to make additional capital expenditures to expand press felt production capacity in Brazil in the aggregate amount of up to $8.4 million in 2006 and up to $8.2 million in 2007, and the agent for our credit facility has granted us permission to defer $3.8 million of the amount for 2006 until 2008.

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

Our credit facility also restricts our ability to declare and pay dividends on our common stock as follows:

•	we will be permitted to pay dividends in an amount not to exceed $10 million in the aggregate per fiscal quarter until December 31, 2006, subject to there being no default or event of default under our credit facility as described below;

•	beginning on December 31, 2006, we may pay dividends on each quarterly dividend payment date up to an amount that, when added to the amount of dividends paid on the three most recent prior quarterly dividend payment dates, does not exceed 75% of our pre-dividend free cash flow (as defined in our new credit facility) for the four fiscal quarters ended immediately prior to such dividend payment date. “Pre-dividend free cash flow” is defined in our credit facility as Adjusted EBITDA minus the sum of (i) net interest expense paid in cash, (ii) net cash taxes, (iii) cash capital expenditures (reduced by the amount of capital expenditures financed with indebtedness until such indebtedness has been repaid, capital expenditures financed with asset sale, insurance or condemnation proceeds which we are permitted to retain in our business, any capital expenditures made with the proceeds of previously generated surplus cash and the specially-permitted capital expenditures used to expand production capacity in described above, (iv) all scheduled debt repayments, (v) cash restructuring expenses (up to specified amounts per the credit facility) and (vi) cash payments of withholding taxes from proceeds of the repurchase, redemption or retention of our common stock relating to equity incentive awards; and

•	we may not pay dividends if a default or event of default under our new credit facility has occurred and is continuing or would occur as a consequence of such payment.

We generated $41.9 million of pre-dividend free cash flow for the twelve month period ended September 30, 2006. If the credit facility restriction based upon pre-dividend free cash flow were applicable for the twelve month period ended September 30, 2006, this level of pre-dividend free cash flow would permit maximum dividend payments in respect of any consecutive four fiscal quarter period of $31.4 million, which is less than the approximately $39.4 million necessary to pay dividends at a $0.90 per share annual rate based upon 43,799,662 shares of common stock outstanding as of September 30, 2006. We expect that expenditures used in calculating pre-dividend free cash flow will, in the aggregate, be approximately $11 million less for 2006 as compared to the last twelve months ended September 30, 2006 primarily as a result of our expectation that expenditures in 2006 for capital investment (not including capital expenditures of up to $4.6 million that we expect to spend in 2006 to expand production capacity in Brazil that, subject to compliance with the other provisions of our credit facility, would not reduce pre-dividend free cash flow)

will be approximately $11 million less than for the twelve months ended September 30, 2006. The amount of our cash income tax costs in 2006 will be largely dependent on the geographies in which our income for 2006 is earned, and therefore if our Adjusted EBITDA for 2006 were at the same level as the twelve months ended September 30, 2006, $149.2 million, cash income taxes for 2006 could be higher or lower than in the twelve months ended September 30, 2006. Based on our expected expenditures for 2006 that impact pre-dividend free cash flow, our credit facility would prohibit us from paying dividends at a $0.90 per share annual rate when the pre-dividend free cash flow limitation on dividends applies if our Adjusted EBITDA for such period were below $149 million or if our expectations regarding expenditures for 2006 that impact the calculation of pre-dividend free cash prove to be incorrect. If in future periods our expenditures that impact pre-dividend free cash flow exceed the expected levels for 2006 and our financial performance does not improve, if necessary to enable us to pay dividends in accordance with our dividend policy for the purposes of the pre-dividend free cash flow limitation we would consider funding a portion of our capital expenditures with all or a portion of the $8.8 million proceeds from asset sales in 2005 and the first nine months of 2006. Under our credit facility, capital expenditures financed with the proceeds from certain asset sales do not reduce pre-dividend free cash flow. In periods beyond 2006, we would also consider reducing planned capital expenditures, if necessary to enable us to pay dividends in accordance with the pre-dividend free cash flow limitation, to a level that would not materially adversely affect our ability to execute on our business plan in the near term.

Pre-dividend free cash flow (as defined in our credit facility) does not represent the amount we intend to distribute as dividends for any period but rather is a restriction on the maximum level of dividend payments, if any, that we will be permitted to declare and pay under the terms of our credit facility.

CRITICAL ACCOUNTING POLICIES

Stock-based Compensation Expense

On January 1, 2006, we adopted SFAS No. 123R, which discontinues the accounting for share-based compensation using APB No. 25 and generally requires that such transactions be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. We adopted the modified prospective application method of SFAS No. 123R. Under this transition method, we are required to record compensation expense based on the grant-date fair value provisions of SFAS No. 123R for (i) all share-based awards granted subsequent to December 31, 2005 and (ii) all share-based awards granted prior to, but not yet vested, as of December 31, 2005. In accordance with the modified prospective method of adoption, our results of operations and financial position for prior periods have not been restated. We used the graded attribution method to recognize expense for all restricted stock units (“RSUs”) granted prior to the adoption of SFAS 123R. The expense associated with the unvested portion of the pre-adoption grants will continue to be expensed using the graded attribution method. We will use the straight-line attribution method to recognize expense for RSUs granted after December 31, 2005. Other than RSUs granted as dividends, which are charged against accumulated deficit under SFAS No. 123R, and RSUs granted to non-employee directors, which vest immediately, the Company did not have any share-based grants during the three and nine months ended September 30, 2006.

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

(ii) Expected dividends. An assumed continuation of quarterly dividends at the rate of $0.225 per share of common stock was used for the purposes of the application of the Monte Carlo pricing model at the time the Company adopted SFAS No. 123R.

(iii) Risk-free interest rate. The yield on zero-coupon U.S. Treasury securities for the period that is commensurate with the expected term assumption (i.e. two years and four years, respectively).

As the time-based and performance-based RSUs require continued employment up to the time of vesting, the amount of stock-based compensation recognized during a period is required to include an estimate of forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is related to employee attrition and based on a historical analysis of our employee turnover, we currently estimate that approximately 15% of time-based and performance-based RSUs will be forfeited, which is an increase from the 10% estimate that was used in the first half of 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will be only for those shares that meet the requirements of continued employment up to the time of vesting.

We recorded compensation expense of $0.4 million and $1.9 million for the three and nine months ended September 30, 2006, respectively, in accordance with SFAS No. 123R. The adoption of FAS 123R had no impact on the Company’s earnings per share for the three and nine months ended September 30, 2006. The amount of compensation expense, net of tax benefit, that is expected to be recorded under SFAS No. 123R for the fourth quarter of 2006 is expected to impact diluted EPS by approximately $.01.

As of September 30, 2006, there was $5.7 million of total unrecognized compensation expense related to unvested share-based awards which is expected to be recognized over a weighted average period of 2.2 years.

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

(in thousands)	Three Months Ended September 30,
	2006	2005
Net cash provided by operating activities	$22,580	$19,852
Interest expense, net	10,073	10,452
Net change in operating assets and liabilities	(5,255)	(15,959)
Income tax provision	2,927	17,206
Stock-based compensation	(389)	(689)
Deferred financing cost amortization	(777)	(1,095)
Deferred taxes	756	1,042
Gain on disposition of property and equipment	69	336
Unrealized foreign exchange gain (loss) on indebtedness, net	322	(253)

EBITDA	30,306	30,892
Unrealized foreign exchange (gain) loss on indebtedness, net	(322)	253
Restructuring expenses	1,274	—
Non-cash compensation and related expenses	389	689
Expenses related to reorganization of Brazilian subsidiaries	—	1,371
Non-recurring expenses resulting from cost reduction programs (B)	561	2,514

Adjusted EBITDA	$32,208	$35,719

(in thousands)	Nine Months Ended September 30,
	2006	2005
Net cash provided by operating activities	$44,629	$26,495
Interest expense, net	30,615	39,249
Net change in operating assets and liabilities	25,961	12,539
Income tax provision	10,490	12,943
Stock-based compensation	(1,946)	(16,666)
Deferred financing cost amortization	(2,477)	(1,781)
Deferred taxes	(4,384)	910
Deferred interest	—	(813)
Asset impairment	—	(175)
Loss on early extinguishment of debt	—	(4,886)
Gain on disposition of property and equipment	22	493
Unrealized foreign exchange gain (loss) on indebtedness, net	(1,535)	5,772

EBITDA	101,375	74,080
Loss on early extinguishment of debt	—	4,886
Expenses related to debt or equity financing	—	7,820
Unrealized foreign exchange (gain) loss on indebtedness, net	1,535	(5,772)
Restructuring expenses (A)	1,672	11,000
Non-cash compensation and related expenses	1,946	16,666
Expenses related to reorganization of Brazilian subsidiaries	—	1,371
Non-recurring expenses resulting from cost reduction programs (B)	3,035	5,817

Adjusted EBITDA	$109,563	$115,868

(A)	Restructuring expenses, plus related reserves for inventory of $696 in connection with plant closings which are classified in cost of products sold, that can be added back to determine Adjusted EBITDA were capped at $11,000 for 2005.
(B)	In accordance with the definition of Adjusted EBITDA in our credit facility, certain fees, expenses and charges deducted in computing net income determined by us to be non-recurring, which determination was accepted by the administrative agent under the facility, by virtue of changes in our method of operations pursuant to our cost reduction programs have been added back to Adjusted EBITDA for the three and nine month periods ended September 30, 2006 and September 30, 2005. These expenses and charges include certain operating costs incurred in connection with the transition of production operations from a closed facility to another facility and are described in the following tables:

(in thousands)	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Environmental charges in connection with facility closure pursuant to cost reduction programs	$—	$850

Certain operating costs incurred in connection with the transition of production operations from a closed facility to another facility	561	1,664

Total	$561	$2,514

(in thousands)	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Environmental charges in connection with facility closure pursuant to cost reduction programs	$—	$850

Certain operating costs incurred in connection with the transition of production operations from a closed facility to another facility	3,035	4,967

Total	$3,035	$5,817

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

As of September 30, 2006, we had open foreign currency exchange contracts maturing through March 2007 with total net notional amounts of approximately $25.5 million. At September 30, 2006, we prepared an analysis to determine the sensitivity of our forward foreign exchange contracts to changes in exchange rates. A hypothetical adverse exchange rate movement of 10% against our forward foreign exchange contracts would have resulted in a potential net loss in fair value of these contracts of approximately $2.5 million. All such losses on these forward foreign exchange contracts would be substantially offset by gains on the underlying transactions that we had hedged.

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

Interest Rate Hedging. Our senior credit facility has a variable interest rate. We entered into interest rate swap contracts effective June 30, 2005 pursuant to which we pay fixed rates on US Dollar notional amounts while receiving the applicable floating LIBOR rates. The interest rate swap contracts effectively fix the interest rate on 86% of the term loan portion of the credit facility through June 30, 2008. On February 8, 2006, we amended our credit facility agreement and increased the margin of our US Dollar LIBOR term loans from 2.00% to 2.25%, and as of September 30, 2006, the weighted average on the effectively fixed portion of the term loan facility was 5.64%. We estimate that a 1% change in the LIBOR rate would increase our interest expense on the term debt by approximately $0.9 million on an annual basis during the period during which we expect will be covered by these interest rate swap agreements.

We also had interest rate swaps during the three and nine months ended September 30, 2005 in connection with our previous senior and mezzanine debt, pursuant to which we paid fixed rates on Eurodollar, US Dollar and Canadian Dollar notional amounts while receiving the applicable floating LIBOR rates from the counter-parties on our previously existing debt. In addition to these interest rate swaps, interest on the US Dollar-denominated portion of the mezzanine debt had a fixed rate. We used the proceeds from our initial public offering, together with borrowings under the new credit facility, to repay all outstanding borrowings under our previously existing senior and mezzanine credit facilities and our interest rate swap contracts.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 7, 2006, a purported class action complaint was filed in the United States District Court for the District of Massachusetts on behalf of a putative class of investors who purchased shares pursuant or traceable to our initial public offering on or about May 15, 2005 through November 15, 2005 against us, our Chief Executive Officer and our Chief Financial Officer. We were served with the complaint on June 8, 2006. The complaint concerns our initial public offering of common stock and alleges violations of Sections 11 and 12(a)(2) and liability under Section 15 of the Securities Act of 1933. The plaintiff seeks rescission rights, attorneys’ fees and other costs and unspecified damages on behalf of a purported class of purchasers of our common stock “pursuant and/or traceable to the Company’s IPO on or about May 16, 2005 through November 15, 2005”. We believe that the complaint is without merit and intend to defend the litigation vigorously.

We are from time to time involved in various legal proceedings that arise in the ordinary course of our business. We believe that none of our pending litigation will, individually or in the aggregate, have a material adverse effect on our financial condition, cash flows or results of operations.

ITEM 1A. RISK FACTORS

The risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have not materially changed except that information included in the final paragraph of the risk factor under the heading “Our credit facility prohibits us from paying dividends in the future if we do not improve our financial performance” in such annual report on Form 10-K has been updated in this Quarterly Report on Form 10-Q with information as of September 30, 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Credit Facility.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Restrictions on Payment of Dividends

For a description on restrictions imposed by Delaware law and our credit agreement on our payment of dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Dividend Policy” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Credit Facility.”

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

XERIUM TECHNOLOGIES, INC.
(Registrant)

Date: November 13, 2006	By:	/s/ Michael P. O’Donnell
Michael P. O’Donnell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
10.1+	Amended and Restated Service Contract with John Badrinas.

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Statement of the Chief financial Officer pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory arrangement or plan.