Form 10-K
period 2006-12-31
XERIUM TECHNOLOGIES INC
filed 2007-03-05
CIK 1287151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common Stock, $.01 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                                                 Accelerated filer  ☑                                                 Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant on June 30, 2006 was approximately $185,360,976. There were 43,799,662 shares of the registrant’s common stock, $0.01 par value, outstanding as of March 1, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A, is incorporated by reference in Part III to the extent described therein.

This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Undue reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance, or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include the following items:

•	our revenues and profitability could be adversely affected by fluctuations in currency exchange rates;

•	our profitability would be reduced by a decline in the prices of our products;

•	we may not be able to develop and market new products successfully or we may not be successful in competing against new technologies developed by competitors;

•

we are not required to make dividend payments on our common stock at any particular level or at all and our board of directors could decide to reduce dividends or not pay any dividends at all, at any time and for any reason;

•	we are limited by our credit facility as to the amount of dividends we are permitted to pay;

•

even if we reduce or eliminate dividend payments, we may have insufficient cash to fund growth and unexpected cash needs after satisfying our debt service obligations due to our high degree of leverage and significant debt service obligations;

•	we are subject to the risk of weaker economic conditions, including without limitation those affecting the paper industry, in the locations around the world where we conduct business;

•	we may be required to incur significant costs to reorganize our operations in response to market changes in the paper industry;

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

Other factors that could materially affect actual results, levels of activity, performance, or achievements can be found in our “Risk Factors” section in this Annual Report on Form 10-K. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. Any forward-looking statement in this Annual Report on Form 10-K reflects our current views with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise.

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

Our products are installed on paper-making machines and play key roles in the process by which raw materials are converted into finished paper. A fundamental characteristic of our products is that they wear down over time in the paper production process and must be regularly replaced. As of December 31, 2006, we have an extensive global footprint of 35 manufacturing facilities in 15 countries, strategically located in the major paper-producing regions of North America, Europe, South America and Asia-Pacific, and have approximately 3,800 employees worldwide. We market our products, primarily using our direct sales force, to the paper industry’s leading producers. In 2006, we generated net sales of $601.4 million. The consumable nature of our products positions us to make recurring sales to our customers, and accordingly the number of paper machines in operation throughout the world and the volume of paper and board produced globally each year are primary drivers of the demand for our product.

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

Our clothing products are highly engineered synthetic textile belts that transport paper as it is processed on a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Our clothing segment represented 64% of our 2006 net sales.

Roll cover products cover the rolls on a paper-making machine, which are the large steel cylinders over which clothing is mounted and between which the paper travels as it is processed. Our roll covers provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by the paper producer. We currently use over 500 compounds in our roll cover manufacturing process. Our roll cover segment represented 36% of our 2006 net sales.

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

Enhance Profitability by Increasing Sales of More Technologically Advanced Products. We have sought to maximize our margins and profitability by focusing our production and marketing efforts on higher value-added, technologically advanced products such as press felts and forming fabrics. Although we intend to continue to offer the full range of product offerings in order to meet our customers’ needs, we expect to continue to focus our efforts on products and areas that we believe have the potential to yield the highest growth and profitability and increase our investment on the development of new technologies that can further differentiate our product offerings.

Expand Sales and Profitability by Expanding Our Sales of Roll Covers and Clothing Products as An Integrated Package. We believe that paper producers are currently seeking to work with a smaller number of capable suppliers. Our strategy is to leverage our technological expertise, global footprint and strong presence in both the roll cover and clothing product areas to present an integrated package of products and services to our customers that differentiates us from suppliers that do not provide such an offering.

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

Continue to Reduce Costs through Productivity Improvements. We have a successful record of improving our productivity through cost reduction programs and other productivity initiatives. Our management team has successfully identified and pursued a number of cost-savings opportunities throughout our global manufacturing and operational base, and we believe that we have the potential to further improve productivity and reduce costs. We may incur additional restructuring expenses in connection with these opportunities. We believe that potential to improve productivity includes the opportunities to enhance our manufacturing efficiency by improving our process yields and cycle times, and to increase investment in advanced process development activities focused in these areas.

Selectively Pursue Strategic Acquisitions and Other Growth Opportunities. We expect to selectively pursue strategic acquisitions, partnerships or alliances that we believe have the potential to expand our product offerings and improve our competitiveness. In addition, we believe that we have opportunities to grow our existing businesses through new product innovations, expansion of our product offering, selective investments in new production equipment or facilities and other initiatives.

Products

We operate through two principal business segments, clothing and roll covers. Our clothing segment products include various types of clothing used on paper-making machines and, to a limited extent, used in other industrial applications. Through our roll covers segment, we manufacture various types of roll covers, refurbish previously installed roll covers, provide mechanical services for the internal mechanisms of rolls used on paper-making machines and manufacture spreader rolls. For a presentation of financial information about our clothing and roll covers segments, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 to the accompanying audited consolidated financial statements.

Clothing Products

Our clothing segment products are large, highly engineered synthetic textile belts that transport paper as it is processed on a paper-making machine from paper stock into finished paper. Because all paper-making machines have different physical configurations and operating parameters, clothing products must be tailored to each machine. Clothing generally ranges in size from approximately 3 feet to over 30 feet wide and 24 feet to more than 460 feet long and operates on paper-making machines that run at speeds up to 7,500 feet per minute. We typically sell clothing products for between $13,000 and $45,000 per unit, although we sell some of our more sophisticated forming fabrics for up to $200,000 per unit.

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

Forming fabrics. Forming fabrics are used at the head of paper-making machines, where highly diluted paper stock is deposited on the forming fabric while the fabric is traveling at a very high speed. Forming fabrics allow water to drain from the paper stock, which creates an initial wet sheet. Forming fabrics must be porous enough to allow water to drain evenly but tight enough to retain and align the fiber and other materials that form the sheet of paper. They must also be strong enough to withstand high mechanical stresses. Forming fabrics are custom-manufactured in single, double, and triple layer designs in a variety of meshes to suit particular machines and paper grades. Customers are increasingly demanding the higher-priced triple layer designs that remove more moisture and produce higher quality paper. In 2006, forming fabrics accounted for approximately 46% of net sales in our clothing segment.

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

Press felts differ from forming fabrics and dryer fabrics due to the addition of several layers of staple fiber that are needled into the fabric base. The staple fiber provides a smooth surface to meet the wet sheet of paper and creates a wicking effect to remove water from the paper sheet as it is pressed under high pressure between press rolls. Press felts are manufactured in a variety of designs, including lightweight single layer felts, multi-layer laminated endless felts and seamed felts that allow for reduced installation times. In 2006, press felts accounted for approximately 37% of net sales in our clothing segment.

Dryer fabrics. Dryer fabrics are used to transport the paper sheet through the drying section of paper-making machines, where high temperatures from large, steam-heated dryer cylinders evaporate the remaining moisture from the paper sheet. Dryer fabrics, which are less technically advanced than forming fabrics or press felts, are woven from heat-resistant yarns with a coarser mesh than forming fabrics. In 2006, dryer fabrics accounted for approximately 6% of net sales in our clothing segment.

Industrials and Other. We also manufacture other types of clothing used in other industrial applications, such as steel, plastics, leather and textiles manufacturing. In 2006, sales for such industrial applications accounted for 10% of net sales in our clothing segment. We also manufacture auto-joining equipment and, until its sale in the third quarter of 2006, dewatering devices used on paper-making machines. Sales of auto-joining equipment and dewatering devices accounted for approximately 1% of net sales in our clothing segment in 2006.

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

Roll covers. We manufacture, refurbish and replace covers for three kinds of rolls on paper-making machines: working rolls (including vacuum rolls and press rolls), calendar rolls and coater rolls. There can be up to 200 such rolls in a typical paper-making machine. These metal rolls, which can be up to 39 feet long, 6 feet in diameter and weigh 500 to 140,000 pounds, are covered with an exterior layer of rubber, polyurethane, composite or ceramic, each of which is designed for use in a particular phase of the paper-making process. Roll covers operate in temperatures up to 400 degrees Fahrenheit, under pressures up to 1,400 pounds per square inch and at speeds up to 7,500 feet per minute. Roll covers are typically replaced every two to five years.

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

We typically sell roll covers for between $1,000 per roll (e.g., for a small installed rubber roll cover) and $300,000 per roll (e.g., for a large installed polyurethane cover). Sales of roll covers accounted for approximately 64% of our total sales in our roll covers segment in 2006.

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

We offer a wide range of mechanical maintenance and repair services for the internal mechanisms of rolls. Paper producers are increasingly finding it economical to have the company that refurbishes or replaces a roll cover also perform work on the internal roll mechanisms at the same time, which avoids having multiple suppliers and incurring additional time and transportation charges. We began performing such services to meet the demands of our customers and attempt to gain a competitive advantage. We provide major mechanical services at ten locations around the world and we are expanding to additional locations. Roll cover refurbishment services and mechanical services accounted for approximately 14% of our total sales in our roll covers segment in 2006.

Spreader rolls. We manufacture and repair spreader rolls, which are small-diameter curved rolls used throughout a paper-making machine to stretch, smooth and remove wrinkles from the paper and clothing. There are approximately five to seven spreader rolls in a typical paper-making machine. We typically sell spreader rolls for between $1,000 and $200,000 per roll. We also rebuild and overhaul existing spreader rolls, typically for between $1,000 and $100,000 per roll. Sales of spreader rolls and related services accounted for approximately 22% of our total sales in our roll covers segment in 2006.

In 2006, net sales to the paper-making industry accounted for approximately 92% of our total sales in our roll covers segment. Paper producers accounted for approximately 82% of net sales, and paper-making machine manufacturers accounted for approximately 10% of net sales. Sales for use in other industrial applications, including steel, plastics, leather and textiles manufacturing, accounted for the remaining 8% of our net sales in our roll covers segment.

New Roll Products. We have introduced a number of innovations to our roll cover and spreader roll products in recent years, including composite calendar roll covers that use nanoparticle technology to improve roll cover durability and paper gloss, as well as covers that use an improved polyurethane to increase abrasion and moisture resistance as well as responsiveness and stability.

Customers

We supply leading paper producers worldwide. We also supply clothing products to the two major paper-making machine manufacturers, Voith AG and Metso Corporation. Our top ten customers accounted for 25% of net sales in 2006 and individually, no customer accounted for more than 5% of 2006 net sales. In 2006, 41% of our net sales was in North America, 36% was in Europe, 8% was in South America, 13% was in Asia-Pacific and 2% was in the rest of the world.

Competition

Our largest competitors are Albany International Corporation (a publicly-owned U.S. company), which supplies clothing products, Voith AG (a privately-owned German company), which supplies both clothing and roll products and Metso Corporation (a publicly-owned Finnish company), which supplies roll products. We also face competition from smaller regional suppliers. Voith and Metso are the leading manufacturers of paper-making machines and entered the roll covers market through acquisitions.

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

Employees

As of December 31, 2006 we had 3,821 employees worldwide, of which 2,958 were manufacturing employees, 463 were sales and marketing employees, 76 were in research and development and 324 were administrative and other employees. As of December 31, 2006, 2,848 of our employees are subject to protection as members of trade unions or various collective bargaining agreements, primarily outside of the United States. We believe that we have good relations with our employees’ trade unions and labor unions and we have not experienced any material labor disputes.

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

We maintain a website at www.xerium.com to provide information to the general public and our shareholders on our products and services, along with general information on Xerium. We make our periodic and current reports available, free of charge, on our web site as soon as reasonably practicable after these reports are filed with, or furnished to, the Securities and Exchange Commission. Our corporate code of business conduct and ethics, our corporate governance guidelines, and the charters of each of the committees of our board of directors are also made available, free of charge, on our website. Our corporate code of business conduct and ethics, which includes our code of ethics, and related waivers (if any) are posted on our website. Copies of these documents may be obtained, free of charge, by writing Investor Relations, Xerium Technologies, Inc., One Technology Drive, Westborough, Massachusetts 01581, or telephoning us at 508-532-1790.

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

Demand for our products depends primarily on the volume of paper produced on a worldwide basis. The profitability of paper producers has historically been highly cyclical due to wide swings in the price of paper, driven to a high degree by the oversupply of paper during periods when paper producers have more aggregate capacity than the market requires. A sustained downturn in the paper industry, either globally or in a particular region, can cause paper manufacturers to reduce production or cease operations, which could adversely affect our revenues and profitability. Paper producers began in 2000 to take actions that seek to structurally improve the balance between the supply of and demand for paper. As part of these efforts, they have shut down many paper-making machines. Between 2001 and 2004 the bulk of these closures occurred in North America and announcements by paper producers for shutdowns of paper-making machines in North America have continued, although at a reduced level compared to 2001 through 2004. In 2005 and 2006, there was an increase in the number of planned shutdowns of paper-making machines in Europe, although not at the level experienced in recent years in North America. During 2005 and 2006, the sales and profitability of our North American and European operations were adversely affected by these shutdowns. Papermakers continue to experience low levels of profitability, and we believe that further consolidation among papermakers, reducing the number of paper producers, and shutdowns of paper-making machines will occur in Europe and North America until there is a better balance between supply and demand for paper and the profit levels of paper producers improve.

We may be required to reorganize our operations in response to changing conditions in the paper industry, and such actions may require significant expenditures and may not be successful.

In the past few years, we have undertaken various restructuring measures in response to changing market conditions in the paper industry triggered by the decline in paper prices that began in 2001. For example, between January 1, 2003 and December 31, 2006, we incurred costs of approximately $45.6 million, in addition to $16.5 million for capital expenditures, in connection with our cost reduction programs, including the closure of eight manufacturing facilities worldwide. We may engage in additional cost reduction programs in the future. We may not recoup the costs of programs we have already initiated, or other programs we may decide to engage in the future, the costs of which may be significant. We experienced added operating costs resulting from shifting production from North American closed facilities to other facilities which adversely impacted our cost of sales by approximately $3.5 million and $6.4 million in 2006 and 2005, respectively. In the last quarter of 2006, we experienced added operating costs of $1.5 million in a European facility as the final stages of the shift of production from the closed facility were completed. In connection with any future plant closures, delays or failures in the transition of production from a closed facility to our other facilities could also adversely affect our financial operations. In addition, our profitability may decline if our restructuring efforts do not sufficiently reduce our future costs while at the same time positioning us to maintain or increase our sales. We also expect to implement cost reduction programs in 2007 designed to improve our fixed overhead structure. We expect to incur significant restructuring expenses in 2007 in connection with our presently contemplated cost reduction efforts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cost Reduction Programs”

Fluctuations in currency exchange rates could adversely affect our revenues, profitability and compliance with our debt covenants.

Our foreign operations expose us to fluctuations in currency exchange rates and currency devaluations. We report our financial results in U.S. Dollars, but a substantial portion of our sales and expenses are denominated in Euros and other currencies. As a result, changes in the relative values of U.S. Dollars, Euros and these other currencies will affect our levels of revenues and profitability. If the value of the U.S. Dollar increases relative to the value of the Euro and these other currencies, our levels of revenue and profitability will decline since the translation of a certain number of Euros or units of such other currencies into U.S. Dollars for financial reporting purposes will represent fewer U.S. Dollars. In addition, in the case of sales to customers in certain locations, our sales are denominated in U.S. Dollars or Euros but all or a substantial portion of our associated costs are denominated in a different currency. As a result, changes in the relative values of U.S. Dollars, Euros and any such different currency will affect our profitability. Although in certain circumstances we attempt to hedge our exposure to fluctuations in currency exchange rates, our hedging strategies may not be effective.

In addition, our credit facility contains financial covenants that require us to maintain a minimum interest coverage ratio, a maximum leverage ratio and a minimum fixed charge coverage ratio. Our ability to comply with these covenants will depend in part upon our reported financial results, which as indicated above are directly affected by currency fluctuations. For example, in the event the value of the U.S. Dollar increases relative to the Euro and other currencies in which we conduct business (and ignoring any other changes affecting our financial performance), the amount of our Adjusted EBITDA will decline. Since each of the financial ratio covenants in our credit facility is calculated by reference to the amount of our Adjusted EBITDA, currency fluctuations alone could lower the amount of our Adjusted EBITDA and therefore affect our ability to remain in compliance with our financial ratio covenants. In addition, we have certain indebtedness denominated in foreign currencies. A decline in the value of the U.S. Dollar relative to these other currencies will result in an increase in the reported amount of our indebtedness when the amount of such indebtedness is translated into U.S. Dollars for financial reporting purposes. Since the leverage ratio calculated under our credit facility increases based upon the amount of our reported indebtedness, a decline in the value of the U.S. Dollar may result in our failure to maintain a leverage ratio below the maximum levels provided for in our credit facility. In summary, even if our results of operations meet our expectations when viewed in local currencies, we may not be able to satisfy the financial covenants in our credit facility as a result of currency fluctuations alone. If we are not in compliance with such covenants, we will be in default under or credit facility and will be prohibited by the terms of the credit facility from paying dividends and the lender may call the debt.

Our credit facility limits the payment of dividends in a fiscal quarter to a specified percentage of our pre-dividend free cash flow (as defined in our credit facility) for the four fiscal quarters ended immediately prior to such quarter. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility.” The amount of our pre-dividend free cash flow depends on the reported amounts of our Adjusted EBITDA and other financial items which may be affected by currency fluctuations. Accordingly, even if currency fluctuations do not result in our failure to satisfy the financial covenants contained in our credit facility, such fluctuations may limit the amount of dividends we are permitted to pay.

Dividend payments on our common stock are to be paid in U.S. Dollars. We do not expect to generate sufficient cash flows denominated in U.S. Dollars to make such payments and will therefore rely, in part, on the conversion to U.S. Dollars of cash flows generated in other currencies. The amount of U.S. Dollars received from the conversion of cash flows generated in other currencies will depend on the then-current exchange rates. If the value of the U.S. Dollar increases relative to the value of these other currencies, the cash flows will represent fewer U.S. Dollars. As a result, even if our results of operations meet our expectations in local currencies and we are permitted to pay dividends under our credit facility, we may not have sufficient cash to pay such dividends.

For additional information about the risks associated with fluctuations in currency exchange rates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign Exchange.”

Increased price competition in our industry could adversely affect our gross margins and net sales.

Historically, we and our competitors have been able to sell clothing and roll covers products and services at favorable prices that reflect the value they deliver to customers. This favorable pricing has been particularly available for our more technologically advanced products, such as forming fabrics, press felts and roll covers. In 2006, the financial health of our customers and continued pricing pressure from our competitors required us to reduce prices in some cases, eliminate or decrease the size of proposed price increases in other cases, resulting in marginal price decreases in both of our business segments. Further pricing pressure from our competitors may require further price decreases or make us unable to effect planned price increases, which adversely affect our profitability.

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

We have manufacturing facilities in 14 foreign countries. In 2006, we sold products in approximately 63 countries other than the United States, which represented approximately 70% of our net sales. Our foreign operations are subject to a number of risks and uncertainties, including risks that:

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

Our top ten customers generated 25% of our net sales during 2006. The loss of one or more of our major customers, or a substantial decrease in such customers’ purchases from us, could have a material adverse effect on our sales and profitability. Because we do not generally have binding long-term purchasing agreements with our customers, there can be no assurance that our existing customers will continue to purchase products from us.

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

We cannot assure that we have been or will be at all times in complete compliance with all laws and regulations applicable to us which are designed to protect the environment and human health. We could incur substantial costs, including clean-up costs, fines and sanctions and third party property damage or personal injury claims, as a result of violations of or liabilities under environmental laws, relevant common law or the environmental permits required for our operations. We are currently conducting environmental remediation projects at certain of our sites, and we have been identified as a potentially responsible party under CERCLA or similar state requirements for several off-site locations. In 2006 and 2005, we paid $2.5 million and $2.8 million, respectively, in connection with the environmental remediation of certain of our facilities. As of December 31, 2006 we have reserves of $2.3 million to cover anticipated remediation costs of contamination at certain of our facilities. There can be no assurance that actual remediation costs will not exceed such reserves.

Adverse labor relations could harm our operations and reduce our profitability.

As of December 31, 2006, we had approximately 3,800 employees, approximately 23% of whom were subject to protection of various collective bargaining agreements and approximately 28% of whom were subject to job protection as members of trade unions, employee associations or workers’ councils. Approximately 47% of the employees subject to collective bargaining agreements (or approximately 11% of our total employees) were covered by collective bargaining agreements that expire prior to December 31, 2007. We cannot be certain that we will be able to renew such collective bargaining agreements, or enter into new collective bargaining agreements, which do not adversely affect our operating results and that we will be without production interruptions, including labor stoppages. In addition, approximately 89% of the employees subject to job protection as members of trade unions, employer associations or workers’ councils (or approximately 44% of our total employees) were subject to arrangements that expire prior to December 31, 2007. We cannot be certain that the terms of employment applicable to such employees will not change in a manner which adversely affects our operating results. We cannot be certain that we will not experience disruptions in our operations as a result of labor disputes or experience other labor relations issues. If we are unable to maintain good relations with our employees, our ability to produce our products and provide services to our customers could be reduced and/or our production costs could increase, either of which could disrupt our business and reduce our profitability.

If we acquire other businesses, we may not be able to successfully integrate them into our operations and/or the expected benefits of such acquisitions may not be realized.

Our growth strategy may include the acquisition of one or more businesses. For example, in 2006, we acquired Coldwater Covers, Inc. and PMA Shoji Co. Ltd. Any such acquisition involves numerous risks, which may include:

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

Risks Relating to our Capital Structure

Shareholders may not receive any dividends.

Dividend payments are not guaranteed and are within the absolute discretion of our board of directors. Shareholders may not receive any dividends as a result of any of the following factors:

•	we are not obligated to pay dividends;

•	our credit facility limits the amount of dividends we are permitted to pay;

•

Our board of directors could modify or revoke our dividend policy at any time and for any reason. We expect that our board of directors will reevaluate our dividend policy and the rate at which we pay quarterly dividends on a quarterly basis taking into account such factors as our financial performance, the sufficiency of cash flow from operations to fund dividends, our cash position and cash requirements, growth opportunity and acquisition strategies, competitive or technological developments, the level of participation in our dividend reinvestment plan, credit facility limitations and other contractual restrictions, debt repayment considerations, provisions of applicable law, and other considerations that our board of directors may deem relevant.

•	even if the dividend policy is not modified or revoked, our board of directors could decide to reduce dividends or not to pay any dividends at all, at any time and for any reason;

•	the amount of dividends distributed is subject to state law restrictions;

•	our stockholders have no contractual or other legal right to dividends;

•	we may not have enough cash to pay dividends due to changes to our operating earnings, working capital requirements, funding of growth initiatives and other anticipated cash needs; and

•	our foreign subsidiaries may be subject to legal restrictions that prevent them from distributing cash to us to enable the payment of dividends.

In February 2007, we adopted a dividend reinvestment plan, and certain entities associated with Apax Europe IV GP Co. Ltd. which collectively owned approximately 52% of our outstanding common stock as of December 31, 2006 have committed to participate in the plan through December 31, 2007 at a level such that at a minimum 50% of each dividend otherwise payable in cash on our common stock, including shares not held by these entities, is reinvested in our common stock through the plan, provided that these entities are not required to reinvest more than 100% of the cash dividends payable to them with respect to such dividend declaration. The participation of these entities and other shareholders in the plan would increase the number of outstanding shares of common stock eligible to participate in future dividends and therefore could increase the cash required to pay cash dividends at a particular rate per share.

The reduction or elimination of dividends may adversely affect the market price of our common stock.

Our credit facility prohibits us from paying dividends in the future if we do not improve our financial performance.

Our credit facility restricts our ability to declare and pay dividends on our common stock. We may not pay dividends if a default or event of default under our credit facility has occurred and is continuing or would occur as a consequence of such payment. Our credit facility requires that we meet certain financial ratios in order to avoid a default or event of default under the facility. These covenants, as amended on December 22, 2006, are as follows:

•	Our interest coverage ratio as of the end of any period set forth below must exceed the ratio set forth for such period:

Period	Ratio
Fiscal quarters ending December 31, 2006 through September 30, 2007	3.50:1
Fiscal quarters ending December 31, 2007 through June 30, 2009	3.75:1
Fiscal quarters ending September 30, 2009 through March 31, 2010	4.00:1
Fiscal quarters ending June 30, 2010 through December 31, 2010	4.25:1
Fiscal quarters ending March 31, 2011 and June 30, 2011	4.50:1
Fiscal quarters ending September 30, 2011 through March 31, 2012	4.75:1

•	Our leverage ratio as of the end of any period set forth below must not exceed the ratio set forth for such period:

Period	Ratio
Fiscal quarter ending December 31, 2006 through June 30, 2007	4.75:1
Fiscal quarters ending September 30, 2007 and December 31, 2007	4.50:1
Fiscal quarters ending March 31, 2008 through September 30, 2008	4.25:1
Fiscal quarters ending December 31, 2008 and March 31, 2009	4.00:1
Fiscal quarters ending June 30, 2009 through December 31, 2009	3.75:1
Fiscal quarters ending March 31, 2010 through December 31, 2010	3.50:1
Fiscal quarters ending March 31, 2011 through March 31, 2012	3.25:1

•	Our fixed charge coverage ratio as of the end of any period set forth below must exceed the ratio set forth for such period:

Period	Ratio
Fiscal quarters ending September 30, 2005 through December 31, 2006	1.75:1
Fiscal quarters ending March 31, 2007 through December 31, 2007	1.85:1
Fiscal quarters ending March 31, 2008 and thereafter	1.90:1

For the four fiscal quarters ended December 31, 2006 our interest coverage ratio was 3.86:1, our leverage ratio was 4.30:1 and our fixed charge coverage ratio was 2.11:1. Our ability to comply with the financial ratios may be affected by events beyond our control, such as prevailing economic, financial and industry conditions, including unfavorable foreign currency movements relative to the U.S. Dollar and increases in the interest rate on our debt resulting from changes in market interest rates. In addition, the interest rate on our debt increased in December 2006 in connection with an amendment to our credit facility and increased further in 2007 pursuant to that amendment as a result of a downgrade in the rating of our senior indebtedness by Moody’s. There can be no assurance that we will continue to be in compliance with such financial ratios. Because the financial ratios become more restrictive over time, our financial performance will need to improve in subsequent periods in order for us to remain in compliance with the financial ratios in subsequent periods.

In particular, in order to be in compliance with the interest coverage ratio in respect of the four fiscal quarters ending December 31, 2006, we will need to generate Adjusted EBITDA during such period that, depending upon factors affecting interest expense in 2007, including changes in market interest rates affecting the unhedged portion of the interest on our senior indebtedness, and the extent to which we utilize our revolving loan, is nearly equal to or in excess of the amount of Adjusted EBITDA we generated in 2006.

We expect to incur significant restructuring expenses in 2007 in connection with our presently contemplated cost reduction efforts. Under our credit facility, restructuring expense above specified limits reduce Adjusted EBITDA; see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Liquidity Measures.” To the extent that expenses incurred in 2007 in connection with these efforts exceed actual cost reductions in 2007 by more than the amount that is not considered in calculating Adjusted EBITDA, Adjusted EBITDA in 2007 and our ability to comply with the financial covenants in our credit facility for that period would be negatively affected.

Our credit facility also restricts our ability to declare and pay dividends on our common stock as follows:

•	prior to December 31, 2006 we were permitted to pay dividends in an amount not to exceed $10 million in the aggregate per fiscal quarter;

•

beginning December 31, 2006, we may pay dividends, not including for purposes of the limitation dividends applied to newly-issued or treasury shares of our common stock pursuant to a dividend reinvestment plan, on each quarterly dividend payment date in 2007 up to an amount that does not exceed 11.25% of our pre-dividend free cash flow (as defined in our credit facility) for the four fiscal quarters ended immediately prior to such dividend payment date. “Pre-dividend free cash flow” is defined in our credit facility as Adjusted EBITDA minus the sum of (i) net interest expense paid in cash, (ii) net cash taxes, (iii) cash capital expenditures (reduced by the amount of any asset sale, insurance or condemnation proceeds which we are permitted to retain in our business, any capital expenditures made with the proceeds of previously generated surplus cash and any capital expenditures used to expand production capacity in Brazil in 2006 (up to $4.6 million), 2007 (up to $8.2 million) and 2008 (up to $3.8 million)) (iv) all scheduled debt repayments, (v) cash restructuring expenses (up to specified amounts per the credit facility) and (vi) cash payments of withholding taxes from proceeds of the repurchase, redemption or retention of our common stock relating to equity incentive awards; and

•

during the period commencing December 31, 2007 and thereafter, we may pay quarterly dividends, not including for the purposes of the limitation dividends applied to newly-issued or treasury shares of our common stock pursuant to a dividend reinvestment plan, up to an amount that does not exceed 18.75% of our pre-dividend free cash flow for the four fiscal quarters ended immediately prior to such dividend payment date.

•	we may not pay dividends if a default or event of default under our new credit facility has occurred and is continuing or would occur as a consequence of such payment.

We generated $46.3 million of pre-dividend free cash flow for the twelve month period ended December 31, 2006. This level of pre-dividend free cash flow for the four fiscal quarters preceding the quarterly dividend payment dates in 2007 would permit maximum quarterly cash dividend payments (not including dividends applied to newly-issued or treasury shares of our common stock pursuant to a dividend reinvestment plan) of $5.2 million. To the extent that Adjusted EBITDA remains at 2006 levels but expenditures used in calculating pre-dividend free cash flow increase, the maximum permitted quarterly dividend payments would be lower. In particular, we expect capital expenditures to be higher in 2007 than in 2006. The amount of cash required to pay quarterly dividends in 2007 at the $0.225 per share level declared for the March 15, 2007 dividend payment date depends on the number of shares outstanding and the level of participation in our dividend reinvestment plan (or “DRIP”). Approximately $4.9 million of cash would be required to pay the quarterly dividend scheduled for March 15, 2007 at $0.225 per share based upon based upon 43,799,662 shares of common stock outstanding as of December 31, 2006 and an assumed participation rate of 50% in the DRIP. We expect that the number of our shares outstanding will increase as a result of participation in the DRIP. The number of shares of our common stock issued in connection with the DRIP will depend on the dividends declared by us, the level of participation in the DRIP and the trading price of our common stock applied in calculating the shares issued pursuant to the DRIP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Dividend Policy”. More cash would be required to pay quarterly dividends at the $0.225 per share level in succeeding quarters of 2007 if the number of our shares of common stock outstanding increases and the participation in the DRIP were at the 50% level for each of these dividends.

We expect that expenditures used in calculating pre-dividend free cash flow will, in the aggregate, be approximately $13 million greater for 2007 as compared to 2006 primarily as a result of our expectation that expenditures in 2007 for capital investment (not including capital expenditures of $2.0 million spent in 2006 and up to $8.2 million that we expect to spend in 2007, in each case to expand production capacity in Brazil that, subject to compliance with the other provisions of our credit facility, do not reduce pre-dividend free cash flow) will be $13 million higher in 2007 than in 2006. We expect that net interest expense paid in cash, scheduled debt repayments and cash payments of withholding taxes from proceeds of the repurchase, redemption or retention of our common stock relating to equity incentive awards will, in the aggregate, be at a similar level for 2007 as compared to 2006. See “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Hedging” below for a discussion of the impact of changes in interest rates on our expected interest expense. The amount of our cash income tax costs in 2007 will be largely dependent on the geographies in which our income for 2007 is earned, and therefore if our Adjusted EBITDA for 2007 were at the same level as in 2006, $146.2 million, cash income taxes for 2007 could be higher or lower than in 2006. We also expect to implement cost reduction programs in 2007 designed to improve our fixed overhead structure. We expect to incur significant restructuring expenses in 2007 in connection with our presently contemplated cost reduction efforts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cost Reduction Programs”.

Pre-dividend free cash flow for 2007 may also be adversely affected by the restructuring expenses described above that we expect to incur in 2007 if these expenses in 2007 exceed the associated savings in 2007.

The Apax entities have made no commitment to participate in the DRIP beyond 2007. Assuming no participation in the DRIP in the first quarter of 2008, the amount of cash required to pay a dividend in such quarter at the $0.225 per share level would be $9.9 million plus $225,000 per each additional million shares outstanding above the 43,799,662 shares of common stock outstanding as of December 31, 2006. For example, if we paid quarterly dividends of $0.225 per share each quarter in 2007, the price of our common stock remained at a constant $9.79 per share (the closing price on December 29, 2006) during 2007, the level of participation in the DRIP was 50% for each 2007 quarterly dividend and there were no changes in our outstanding common stock other than as a result of the DRIP, we would have issued approximately 2 million shares pursuant to the DRIP in 2007 and $10.3 million of cash would be required to pay a cash dividend of $0.225 per share in the first quarter of 2008 without any participation in the DRIP in that quarter. Based on our expected expenditures for 2007 that impact pre-dividend free cash flow described above, if our Adjusted EBITDA were at the same level for 2007 as for 2006, our pre-dividend free cash flow for 2007 would be $33.0 million and our credit facility would limit the maximum quarterly cash dividend payment in the first quarter of 2008, assuming no participation in the DRIP for such quarter, to $6.2 million, or approximately $0.14 per share if there were 45.8 million shares of common stock entitled to participate in such dividend.

Under our credit facility, capital expenditures financed with the proceeds from certain asset sales and from previously generated surplus cash do not reduce pre-dividend free cash flow. As we evaluate our dividend policy and the rate at which we pay quarterly dividends, we may consider funding a portion of our capital expenditures with all or a portion of the approximately $8.8 million proceeds from asset sales through December 31, 2006 and $3.4 million of previously generated surplus cash available for funding capital expenditures in accordance with the credit facility.

Pre-dividend free cash flow (as defined in our credit facility) does not represent the amount we intend to distribute as dividends for any period but rather is a restriction on the maximum level of dividend payments, if any, that we will be permitted to declare and pay under the terms of our credit facility. See “Management’s Discussion and Analysis—Dividend Policy.”

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

We have a significant amount of debt. As of December 31, 2006, our total amount of outstanding debt, on a consolidated basis, was $639.1 million. The degree to which we are leveraged on a consolidated basis could have important consequences to the holders of our common stock, including:

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

We may be able to incur a substantial amount of additional indebtedness in the future. The credit facility provides up to $50 million of borrowing under our revolving credit facility, of which $19.8 million was undrawn as of December 31, 2006, and for the incurrence of $20 million of additional indebtedness with respect to capital leases and purchase money obligations, $15 million of general additional indebtedness and certain other additional indebtedness, including, subject to the satisfaction of certain financial ratios on a pro forma basis after giving effect to such incurrence, up to $150 million of subordinated indebtedness incurred in connection with permitted acquisitions. The terms of any agreement under which we incur additional indebtedness could contain limitations on the payment of dividends which are more restrictive than the terms of our credit facility. Any additional indebtedness incurred by us could increase the risks associated with our substantial leverage.

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

We expect that a significant portion of the cash generated by our business will be used to make required interest and principal payments under our credit facility. In addition, unless our current dividend policy is changed, we intend to use a substantial portion of the remaining cash generated by our business, in excess of operating needs, reserves for contingencies, capital expenditures, restructuring expenses, tax payments and planned growth investments, to pay dividends on our common stock, which will reduce the amount of funds available for other purposes. As a result:

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

•	we will have reduced flexibility to finance growth or expansion opportunities, which could limit or cause us to forego future opportunities to grow our business.

When our interest rate swap arrangements expire, fluctuations in interest rates could adversely affect our liquidity, operating expenses and results.

Our senior credit facility has a variable interest rate. As of December 31, 2006, the outstanding principal amount of the term loan portion of the credit facility was $628.3 million. We entered into interest rate swap contracts effective June 30, 2005 pursuant to which we pay fixed rates on US Dollar notional amounts while receiving the applicable floating LIBOR rates. The interest rate swap contracts effectively fix the interest rate on 89% of the term loan portion of the credit facility through June 30, 2008. As of December 31, 2006, the weighted average interest rate on the effectively fixed portion of the term loan facility was 5.87%; the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 6.86%. In February 2007, the applicable margin for LIBOR term loans, LIBOR revolving loan, EURIBOR loans and CDOR loans under our senior credit facility increased from 2.50% to 2.75% as a result of a Moody’s downgrade of its rating of our senior indebtedness. To the extent that we do enter into a hedging arrangement that effectively fixes the interest rate on a portion of our senior debt after these contracts expire, the effectively fixed rate may be significantly higher than the effectively fixed rate in effect at December 31, 2006. If we do not enter into new interest rate hedging arrangements, when these contracts expire the interest rate on all of the debt covered by our senior credit facility will fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event, we may have difficulty making interest payments and funding our other costs and our ability to comply with the financial covenants in our credit facility may be adversely affected.

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

Some companies that have had volatile market prices for their securities have had securities class action lawsuits filed against them. For example, on June 7, 2006, a purported class action complaint was filed in the United States District Court for the District of Massachusetts on behalf of a putative class of investors who purchased shares pursuant or traceable to our initial public offering on or about May 16, 2005 through November 15, 2005 against us, our Chief Executive Officer and our Chief Financial Officer. See “Legal Proceedings” below. While we believe that the complaint is without merit, this litigation and other lawsuits, should they be filed against us in the future, could result in substantial costs and a diversion of management’s attention and resources. This could have a material adverse effect on our business, results of operations and financial condition.

As of December 31, 2006, entities associated with Apax Europe IV GP Co. Ltd. (“Apax”) own approximately 52% of our common stock and will therefore have significant influence over our business and significant transactions.

As of December 31, 2006 there were 43,799,662 shares of our common stock outstanding, of which 22,897,712 in the aggregate, or approximately 52% were held by Apax WW Nominees Ltd. and Apax-Xerium APIA LP. As a result Apax and its associated entities have a strong ability to influence our business, policies and affairs. To the extent these entities continue to own in excess of 50% of our common stock, they will have the ability to control the outcome of all elections of directors and any stockholder vote regarding a merger or other extraordinary transaction. One representative of Apax serves on our seven-member board of directors, although Apax has no contractual rights to nominate any directors. We cannot be certain that the interests of Apax will be consistent with the interests of other holders of common stock. In addition, this concentration of ownership could have the effect of delaying or preventing a change in control, merger or tender offer, which would deprive shareholders of an opportunity to receive a premium for their shares of common stock and may negatively affect the market price of our common stock. Moreover, Apax either alone or with other existing equity investors could effectively receive a premium for transferring ownership to third parties that would not inure to the benefit of other investors.

We expect to issue additional shares of our common stock through our dividend reinvestment plan (“DRIP”) which would reduce the percentage ownership of our common stock of those shareholders who do not participate in the DRIP.

Apax WW Nominees Ltd. and Apax-Xerium APIA LP (the “Apax entities”) have agreed that they will participate in our dividend reinvestment plan (“DRIP”) through December 31, 2007 at a level such that at a minimum 50% of each dividend otherwise payable in cash on our common stock, including shares not held by these entities, is reinvested in our common stock through the DRIP, provided that the Apax entities are not required to reinvest more than 100% of the cash dividends payable to them with respect to such dividend declaration. The participation of the Apax entities and other shareholders in the DRIP would, to the extent other shareholders do not participate in the DRIP, result in the participating shareholders, and in particular the Apax entities, owning an increased percentage of our common stock. We also expect to issue additional shares of our common stock pursuant to equity incentive awards and may issue shares of common stock or preferred stock to raise additional capital, to finance acquisitions or as consideration for acquisitions. These issuances could dilute the value of shareholders’ shares and reduce shareholders’ percentage ownership of common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2006, we operate 43 facilities, of which 35 are manufacturing facilities, in 15 countries, located in Argentina, Australia, Austria, Brazil, Canada, Finland, France, Germany, Italy, Japan, Mexico, Spain, Sweden, the United Kingdom and the United States. Of the 35 manufacturing facilities that we operate, 11 are clothing manufacturing facilities, 22 are rolls manufacturing facilities and 2 are both clothing and rolls facilities. The majority of our facilities are owned by us, rather than leased. We have one vacant former clothing manufacturing facility in the United States.

We also have license agreements with four licensees that manufacture our roll covers products at their facilities in Japan, South Korea, Australia and India. We have license agreements with three licensees that manufacture our clothing products in North America, various European countries and certain Pacific Rim countries.

ITEM 3. LEGAL PROCEEDINGS

On June 7, 2006, a purported class action complaint was filed in the United States District Court for the District of Massachusetts on behalf of a putative class of investors who purchased shares pursuant or traceable to our initial public offering on or about May 16, 2005 through November 15, 2005 against us, our Chief Executive Officer and our Chief Financial Officer. We were served with the complaint on June 8, 2006. The complaint concerns our initial public offering of common stock and alleges violations of Sections 11 and 12(a)(2) and liability under Section 15 of the Securities Act of 1933. The plaintiff seeks rescission rights, attorneys’ fees and other costs and unspecified damages on behalf of a purported class of purchasers of our common stock “pursuant and/or traceable to the Company’s IPO on or about May 16, 2005 through November 15, 2005”. We believe that the complaint is without merit and intend to defend the litigation vigorously.

We are from time to time involved in various legal proceedings that arise in the ordinary course of our business. We believe that none of our pending litigation will, individually or in the aggregate, have a material adverse effect on our financial condition, cash flows or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock (the “Common Stock”) is quoted on the New York Stock Exchange under the symbol “XRM”. On March 1, 2007, there were approximately 53 stockholders of record of our Common Stock and the closing price of our Common Stock as reported by the New York Stock Exchange was $9.71 per share. The following table lists the high and low sales prices for our Common Stock for the periods indicated.

Period	High	Low
2006
Fourth quarter	$12.45	$9.07
Third quarter	11.39	9.42
Second quarter	9.98	8.94
First quarter	9.60	7.72

2005
Fourth quarter	$11.74	$6.50
Third quarter	12.70	11.41
Second quarter (after completion of initial public offering on May 19, 2005)	12.18	11.25
First quarter	N/A	N/A

On February 20, 2007, our Board of Directors declared a dividend of $0.225 per share of common stock payable on March 15, 2007 to shareholders of record at the close of business on March 5, 2007. This dividend is payable in cash provided that shareholders of record could elect to receive additional shares of common stock in lieu of cash in connection with this dividend through participation in our dividend reinvestment plan described below.

On November 10, 2006, our Board of Directors declared a cash dividend of $0.225 per share of common stock that was paid on December 15, 2006 to shareholders of record at the close of business on December 5, 2006.

On August 10, 2006, our Board of Directors declared a cash dividend of $0.225 per share of common stock that was paid on September 15, 2006 to shareholders of record at the close of business on September 5, 2006.

On May 10, 2006, our Board of Directors declared a cash dividend of $0.225 per share of common stock that was paid on June 15, 2006 to shareholders of record at the close of business on June 5, 2006.

On February 21, 2006, our Board of Directors declared a cash dividend of $0.225 per share of common stock that was paid on March 15, 2006 to shareholders of record at the close of business on March 3, 2006.

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

In February, 2007 we established a dividend reinvestment plan (“DRIP”) that allows shareholders of record to elect to receive all or part the dividends on shares of our common stock that otherwise would be paid in cash in the form of additional shares of common stock. Under the DRIP, the source of such additional shares will be from our authorized and unissued shares or from our treasury shares. The number of shares credited to a participant’s account with respect to a dividend will be determined based upon the cash value of the dividends elected to be received in additional shares of common stock divided by the average of the high and low sales prices for shares of our common stock on the New York Stock Exchange composite transactions tape on the declared payment date. Pursuant to a letter agreement with the Company dated December 22, 2006, Apax WW Nominees Ltd. and Apax-Xerium APIA LP (collectively the “Apax entities”) agreed that they will participate in the DRIP through December 31, 2007 at a level such that at a minimum 50% of each dividend otherwise payable in cash on our common stock, including shares not held by Apax entities, is reinvested in our common stock through the DRIP, provided that the Apax entities are not required to reinvest more than 100% of the cash dividends payable to them with respect to such dividend declaration. As of December 31, 2006 there were 43,799,662 shares of our common stock outstanding, of which 22,897,712 were held by the Apax entities. As more fully described in “Risk Factors” in this Annual Report on Form 10-K, the participation of the Apax Entities and other shareholders in the DRIP would increase the number of outstanding shares of common stock eligible to participate in future dividends and, to the extent other shareholders do not participate in the DRIP, result in the participating shareholders owning an increased percentage of our common stock. The Apax entities have made no commitment to participate in the DRIP beyond 2007.

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Dividend Policy” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our dividend policy and limitations on our ability to pay dividends.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2006 with respect to shares of our common stock that may be issued under our existing equity compensation plan, the Xerium Technologies, Inc. 2005 Equity Incentive Plan. At December 31, 2006 the only awards outstanding in respect of our common stock under our equity compensation plans were restricted stock units. The table includes information with respect to shares subject to outstanding restricted stock units at December 31, 2006, including additional shares subject to restricted stock units in respect of the automatic adjustment of certain outstanding restricted stock units to reflect additional shares in respect of cash dividends paid by us.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareowners (1)	1,067,380	N/A	1,358,051
Equity compensation plans not approved by shareowners	—	—	—
Total	1,067,380	N/A	1,358,051

(1)	Reflects shares underlying outstanding restricted stock units at December 31, 2006.

For further information regarding restricted stock unit awards granted under our 2005 Equity Incentive Plan, see Note 14 to our consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

	Year ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of operations data:
Net sales	$601,439	$582,420	$582,480	$560,668	$514,945
Costs and expenses:
Cost of products sold	353,569	342,329	331,447	306,450	278,560
Selling	75,967	70,682	69,325	68,027	61,798
General and administrative	72,727	84,863	60,675	58,895	56,995
Restructuring and impairments	4,736	11,958	19,533	10,971	8,497
Research and development	9,924	9,835	9,622	7,697	8,306
Offering costs	—	—	7,429	—	—

Total operating costs and expenses	516,923	519,667	498,031	452,040	414,156

Income from operations	84,516	62,753	84,449	108,628	100,789
Other income (expense):
Interest expense, net	(41,620)	(49,817)	(67,235)	(63,290)	(60,165)
Foreign exchange gain (loss)	(105)	3,773	(4,669)	(8,050)	8,443
Loss on early extinguishment of debt	—	(4,886)	—	(673)	(36,158)

Income before provision for income taxes	42,791	11,823	12,545	36,615	12,909
Provision for income taxes	13,247	13,917	26,641	40,423	13,539

Net income (loss)	$29,544	$(2,094)	$(14,096)	$(3,808)	$(630)

Net income (loss) per common share—basic	$0.68	$(0.05)	$(0.45)	$(0.12)	$(0.02)

Net income (loss) per common share—diluted	$0.67	$(0.05)	$(0.45)	$(0.12)	$(0.02)

Cash dividends per common share	$0.90	$0.33	$—	$—	$—

	Year ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance sheet data (at end of period):
Cash and cash equivalents	$16,816	$59,976	$24,002	$22,294	$32,834
Total assets	990,726	983,916	1,019,865	983,993	922,829
Senior debt	628,317	637,433	601,716	611,670	611,960
Total debt	639,060	649,132	827,849	823,617	796,201
Total stockholders’ equity (deficit)	116,580	109,346	(55,096)	(64,588)	(76,219)

Cash flow data:
Net cash provided by operating activities	$69,236	$54,709	$78,701	$106,405	$123,368
Net cash used in investing activities	(37,940)	(28,722)	(36,561)	(39,058)	(30,856)
Net cash provided by (used in) financing activities	(78,208)	5,626	(43,125)	(82,656)	(62,233)

Other financial data:
Depreciation and amortization	$45,392	$45,363	$47,677	$47,995	$47,410
Capital expenditures	32,456	35,829	36,593	43,817	27,248

The following table presents our unaudited consolidated statements of operations data for each quarter in the two years ended December 31, 2006. The information for each of these quarters is unaudited, but has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. Certain prior period balances have been reclassified to conform with the current year presentation. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been made to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the notes thereto appearing elsewhere in this document. These operating results are not necessarily indicative of the results of operations that may be expected for any future period.

	For the Three Months Ended
	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	Mar. 31, 2005
	(in thousands, except per share data)
Statement of operations data:
Net sales	$154,559	$145,546	$154,602	$146,732	$144,585	$140,058	$145,850	$151,927
Costs and expenses:
Cost of products sold	92,394	86,681	89,465	85,029	85,983	83,452	86,092	86,802
Selling	19,008	19,220	19,174	18,565	18,395	17,055	17,459	17,773
General and administrative	21,571	17,486	17,050	16,620	15,144	15,941	39,988	13,790
Restructuring and impairments	3,064	1,274	176	222	373	1,077	5,332	5,176
Research and development	2,473	2,526	2,364	2,561	2,456	2,305	2,692	2,382

Total operating costs and expenses	138,510	127,187	128,229	122,997	122,351	119,830	151,563	125,923

Income (loss) from operations	16,049	18,359	26,373	23,735	22,234	20,228	(5,713)	26,004
Other income (expense):
Interest expense, net	(11,005)	(10,073)	(10,531)	(10,011)	(10,568)	(10,452)	(13,337)	(15,460)
Foreign exchange gain (loss)	899	328	(1,196)	(136)	(666)	(609)	1,670	3,378
Loss on early extinguishment of debt	—	—	—	—	—	—	(4,886)	—

Income (loss) before provision for income taxes	5,943	8,614	14,646	13,588	11,000	9,167	(22,266)	13,922
Provision (benefit) for income taxes	2,757	2,927	3,513	4,050	974	17,206	(9,918)	5,655

Net income (loss)	$3,186	$5,687	$11,133	$9,538	$10,026	$(8,039)	$(12,348)	$8,267

Net income (loss) per common share—basic and diluted	$0.07	$0.13	$0.25	$0.22	$0.23	$(0.18)	$(0.33)	$0.27

Cash dividends per common share	$0.225	$0.225	$0.225	$0.225	$0.225	$0.105	$—	$—

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

We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed on a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is selected to fit each individual paper-making machine and process. In 2006, our clothing segment represented 64% of our net sales.

Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by the paper producer. Roll covers are tailored to each individual paper-making machine and process, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and manufacture spreader rolls. In 2006, our roll cover segment represented 36% of our net sales.

In 2006, sales in other industrial applications outside of the paper industry, such as steel, plastics and textiles, accounted for 8% of the net sales in each of our segments.

Industry Trends and Outlook

Demand for our products depends primarily on the volume of paper produced on a worldwide basis. The profitability of paper producers has historically been highly cyclical due to wide swings in the price of paper, driven to a high degree by the oversupply of paper during periods when paper producers have more aggregate capacity than the market requires. A sustained downturn in the paper industry, either globally or in a particular region, can cause paper manufacturers to reduce production or cease operations, which could adversely affect our revenues and profitability. Paper producers began in 2000 to take actions that seek to structurally improve the balance between the supply of and demand for paper. As part of these efforts, they have shut down many paper-making machines. Between 2001 and 2004 the bulk of these closures occurred in North America and announcements by paper producers for shutdowns of paper-making machines in North America have continued, although at a reduced level compared to 2001 through 2004. In 2005 and 2006, there was an increase in the number of planned shutdowns of paper-making machines in Europe, although not at the level experienced in recent years in North America. During 2005 and 2006, the sales and profitability of our North American and European operations were adversely affected by these shutdowns. Papermakers continue to experience low levels of profitability, and we believe that further consolidation among papermakers, reducing the number of paper producers, and shutdowns of paper-making machines will occur in Europe and North America, until there is a better balance between supply and demand for paper and the profit levels of paper producers improve. The balance between supply and demand is expected to improve as the industry consolidates further and shuts down excess capacity. In addition, consumption growth of paper is expected to drive an increase in the production rates required to maintain balance between supply and demand.

According to the Food and Agriculture Organization of the United Nations, the volume of paper productions between 1980 and 2005 increased at a compound annual growth rate of approximately 2.95% from 1980 to 2005. Jaako Pöyry Consulting expects the growth of global paper production from 2005 to 2020 to slow down to an average of slightly less than 2% per annum. We expect growth to be greater in Asia, South America and Eastern Europe than in the more mature North American and Western European regions. Given that demand for our products is primarily driven by the level of global paper production, we expect that demand for our products will grow in a manner consistent with these trends but be moderated by the level of industry consolidation and paper-machine shutdown activity in North America and Western Europe. We expect to increase our footprint in Asia in order to take advantage of the high growth potential in that region.

We anticipate that pricing pressure for our products, roll covers in particular, will continue to escalate with the consolidation among paper producers and as the shift of paper production growth in Asia develops. In response to this pricing pressure, we expect to increase our expenditure levels on research and development expenses and continue to develop our value added selling approach as part of our strategy to differentiate our products.

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

Sales in our roll covers segment include our mechanical services business. We have expanded this business in response to demand from paper producers that we perform work on the internal mechanisms of a roll while we refurbish or replace a roll cover. In our clothing segment, a small portion of our business has been conducted pursuant to consignment arrangements under which we do not recognize a sale of a product to a customer until the customer places the product into use, which typically occurs some period after the product is shipped to the customer or to a warehouse location near the customer’s facility. Recently, we have been reducing the number of consignment arrangements and increasing the use of standard terms of sale under which we recognize a sale upon product shipment. We expect this trend to continue, although at a slower pace than in 2006.

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

The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $9.9 million, $9.8 million and $9.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. We expect that future research and development expenses, as compared to these levels, will increase based on an increased focus on advanced research.

Foreign Exchange

We have a geographically diverse customer base. In 2006, approximately 41% of our sales were in North America, 36% were in Europe, 8% were in South America, 13% were in Asia-Pacific and 2% were in the rest of the world.

A substantial portion of our sales is denominated in Euros or other currencies. As a result, changes in the relative values of U.S. Dollars, Euros and other currencies affect our reported levels of revenues and profitability as the results are translated into U.S. Dollars for reporting purposes. In particular, increases in the value of the U.S. Dollar relative to the value of the Euro and these other currencies adversely impact our levels of revenue and profitability because the translation of a certain number of Euros or units of such other currencies into US dollars for financial reporting purposes will represent fewer U.S. Dollars.

For certain transactions, our sales are denominated in U.S. Dollars or Euros but all or a substantial portion of the associated costs are denominated in a different currency. As a result, changes in the relative values of U.S. Dollars, Euros and other currencies can affect the level of the profitability of these transactions. The largest proportion of such transactions consist of transactions in which the sales are denominated in U.S. Dollars and all or a substantial portion of the associated costs are denominated in Euros or other currencies.

Currency fluctuations have a greater effect on the level of our net sales than on the level of our income (loss) from operations. For example, in 2006 as compared to 2005, the change in the value of the U.S. Dollar against the currencies we conduct our business in resulted in currency translation increases in net sales and income from operations of $9.3 million and $0.4 million, respectively. Although the 2006 results reflect a period in which the value of the U.S. Dollar decreased as compared to 2005, we would expect a similar but opposite effect in a period in which the value of the U.S. Dollar increases. For any period in which the value of the U.S. Dollar changes relative to other currencies, we would expect our income (loss) from operations to be proportionately affected less than our net sales.

During 2006, we conducted business in 9 foreign currencies. The following table provides the average exchange rate in 2006 and 2005 of the U.S. Dollar against each of the five foreign currencies in which we conduct the largest portion of our operations, and indicates the percentage of our net sales in 2006 and 2005 denominated in each such foreign currency.

Currency	Average exchange rate of the U.S. Dollar in 2006	Average exchange rate of the U.S. Dollar in 2005
Euro	$1.26 = 1 Euro	$1.24 = 1 Euro

Canadian Dollar	$0.88 = 1 Canadian Dollar	$0.83 = 1 Canadian Dollar

Brazilian Real	$0.46 = 1 Brazilian Real	$0.41 = 1 Brazilian Real

Australian Dollar	$0.75 = 1 Australian Dollar	$0.76 = 1 Australian Dollar

British Pound	$1.84 = 1 British Pound	$1.82 = 1 British Pound

Currency	Percentage of 2006 net sales denominated in such currency	Percentage of 2005 net sales denominated in such currency
Euro	39.7%	41.4%
Canadian Dollar	9.4	9.1
Brazilian Real	6.7	7.2
Australian Dollar	4.5	4.7
British Pound	4.1	3.6

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

Any cash dividends on our common stock will be paid in U.S. Dollars. We do not expect to generate sufficient cash flows denominated in U.S. Dollars to make our anticipated dividend payments and will therefore rely, in part, on the conversion to U.S. Dollars of cash flows generated in other currencies. The amount of U.S. Dollars received from the conversion of cash flows generated in other currencies will depend on the then-current exchange rates. If the value of the U.S. Dollar increases relative to the value of these other currencies, the cash flows will represent fewer U.S. Dollars. As a result, even if our results of operations meet our expectations in local currencies and we are permitted to pay dividends under our credit facility, we may not have sufficient cash to pay such dividends.

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

Our cost reduction efforts between 2002 and 2006 included the closing of eight manufacturing facilities and the movement of certain production from two other facilities. Four facilities were closed in the clothing segment, of which three were in North America and one was in the United Kingdom and we closed four facilities in the rolls segment, three were in North America and one was in the United Kingdom. From 2002 to 2006, we eliminated approximately 370 positions in connection with our cost reduction efforts. As a result of these actions, offset by other changes in workforce, our headcount decreased by approximately 260 positions during that period. During 2002, 2003, 2004, 2005 and 2006, we expensed $8,497 ($8,384 impairment), $10,971($4,769 impairment), $19,533 ($10,331 impairment), $11,958 ($175 impairment) and $2,641, respectively, for these restructuring programs. These cost reduction efforts since 2002 eliminated approximately $8.4 million in cash costs that we would have otherwise incurred in 2004 as compared to our cost structure in 2003, an additional $10.7 million in cash costs that would have otherwise incurred in 2005 as compared to our cost structure in 2004 and an additional $4.9 million in cash costs that would have otherwise incurred in 2006 as compared to our cost structure in 2005. We experienced added operating costs resulting from shifting production from North American closed facilities to other facilities in these restructuring programs which adversely impacted our cost of sales by approximately $3.5 million and $6.4 million in 2006 and 2005, respectively, and in the last quarter of 2006, we experienced added operating costs of $1.5 million in a European facility due to shifting production from a closed facility, which costs we expect to decrease in 2007.

In the third quarter 2006, we announced the reorganization of our European management structure along functional lines and have recorded related restructuring expenses of $2.3 million during the year ended December 31, 2006.

We have substantially completed the major restructuring programs that have already been initiated both in roll covers and clothing in 2006 and prior and do not currently anticipate significant plant closures of the type we completed in 2003 through 2005. We believe that our manufacturing footprint for clothing in North America has been adequately consolidated and that potential exists to improve our fixed overhead structure and to initiate further consolidations of our rolls manufacturing footprint in Europe and North America.

We have entered into discussions with the workforce representatives regarding the potential closure of a small roll covers plant in the U.K. in 2007. We recorded asset impairment charges of $1.7 million in the fourth quarter of 2006 related to this facility. We also expect to implement cost reduction programs in 2007 designed to improve our fixed overhead structure, and we expect to incur significant restructuring expenses in 2007 in connection with our presently contemplated cost reduction efforts.

In addition, we have also initiated lean manufacturing and procurement initiatives designed to enhance the efficiency of our manufacturing process, which we believe will help offset the effect of inflation on our bottom line following the initial investments required for these initiatives.

There can be no assurance that our cost reduction programs will be successful. While our cost reduction programs are designed to help mitigate the effect of increases in our operating costs, we may experience sales or cost changes from period to period which have a greater effect on the level of our profitability than savings derived from our cost reduction programs.

Results of Operations

The tables that follow set forth for each of the three years in the period ended December 31, 2006, 2005 and 2004 certain consolidated operating results and the percentage of net sales they represent:

	Year ended December 31,
	2006	2005	2004
	(in millions)
Net sales	$601.4	$582.4	$582.5
Cost of products sold	353.6	342.3	331.5
Selling expenses	76.0	70.7	69.3
General and administrative expenses	72.7	84.9	60.7
Restructuring and impairments expenses	4.7	12.0	19.5
Research and development expenses	9.9	9.8	9.6
Offering costs	—	—	7.5

Income from operations	84.5	62.7	84.4
Interest expense, net	(41.6)	(49.8)	(67.2)
Foreign exchange gain (loss)	(0.1)	3.8	(4.7)
Loss on early extinguishment of debt	—	(4.9)	—

Income before provision for income taxes	42.8	11.8	12.5
Provision for income taxes	13.3	13.9	26.6

Net income (loss)	$29.5	$(2.1)	$(14.1)

	Percentage of Net Sales Year ended December 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of products sold	58.8	58.8	56.9
Selling expenses	12.6	12.1	11.9
General and administrative expenses	12.1	14.6	10.4
Restructuring and impairments expenses	0.8	2.1	3.3
Research and development expenses	1.6	1.7	1.7
Offering costs	—	—	1.3

Income from operations	14.1	10.7	14.5
Interest expense, net	(6.9)	(8.6)	(11.5)
Foreign exchange gain (loss)	—	0.7	(0.8)
Loss on early extinguishment of debt	—	(0.8)	—

Income before provision for income taxes	7.2	2.0	2.2
Provision for income taxes	2.2	2.4	4.6

Net income (loss)	5.0%	(0.4)%	(2.4)%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005.

Net Sales. Net sales for 2006 increased by $19.0 million, or 3.3%, to $601.4 million from $582.4 million for 2005. In 2006, 64% of our net sales were in our clothing segment and 36% were in our roll cover segment.

In our clothing segment, net sales for 2006 increased by $4.3 million, or 1.1%, to $387.4 million from $383.1 million for 2005 primarily due to (i) favorable currency effects on net sales in our clothing segment of $7.1 million related to the translation of sales made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes and (ii) increased sales from our Asia-Pacific operations, including increased sales of $1.8 million resulting from the operations of PMA Shoji Co. Ltd., which we purchased in the third quarter of 2006. Offsetting these increases were (i) unfavorable currency effects on pricing related to sales prices indexed in U.S. Dollars by certain non-U.S. operations of $5.0 million and (ii) a reduction of $4.0 million in clothing equipment sales during 2006 as compared with 2005. Overall pricing levels in our clothing segment decreased marginally during 2006 as compared with 2005.

In our roll covers segment, net sales for 2006 increased by $14.7 million, or 7.4%, to $214.0 million from $199.3 million for 2005 principally due to increased sales volume, primarily in North America, including $4.0 million of net sales attributable to the operations of Coldwater Covers, Inc., which we acquired in February 2006, and to favorable currency effects of $2.2 million related to the translation of sales made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes. Overall pricing levels in our rolls segment decreased marginally during 2006 as compared with 2005.

Cost of Products Sold. Cost of products sold for 2006 increased $11.3 million, or 3.3%, to $353.6 million from $342.3 million for 2005.

In our clothing segment, cost of products sold for 2006 decreased by $0.8 million, or 0.4%, to $225.2 million from $226.0 million for 2005. The decrease was primarily due to (i) the $2.3 million impact of a lower cost structure for 2006 as compared to our cost structure for 2005 resulting from our cost reduction programs, (ii) decreased added operating costs of $1.4 million as compared with 2005 due to shifting production from closed facilities to other facilities under our restructuring programs and (iii) lower overall sales in this segment. These decreases were offset by unfavorable currency effects of $5.3 million related to the translation of costs incurred in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes.

In our roll covers segment, cost of products sold increased by $12.1 million, or 10.4%, to $128.4 million from $116.3 million for 2005. The increase was primarily attributable to (i) increased sales in this segment, (ii) an unfavorable shift in the mix of our product sales to lower margin products, primarily in North America, during 2006 as compared to 2005, and (iii) unfavorable currency effects of $1.2 million related to the translation of costs incurred in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes. The unfavorable product mix resulted from a shift in sales from our more profitable rubber covers to other types of covers as well as increased sales in mechanical services and spreader rolls, which carry lower margins than our roll covers. These increases were partially offset by the $0.4 million favorable impact of a lower cost structure for 2006 as compared to our cost structure for 2005 resulting from our cost reduction programs.

Selling Expenses. For 2006, selling expenses increased by $5.3 million, or 7.5%, to $76.0 million from $70.7 million for 2005 primarily due to (i) unfavorable currency effects of $1.1 million related to the translation of costs incurred in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes and (ii) increased payroll, commissions and other selling expenses to expand sales coverage and to address shifting markets.

General and Administrative Expenses. For 2006, general and administrative expenses decreased by $12.2 million, or 14.4%, to $72.7 million from $84.9 million for 2005. The decrease was primarily due to $23.4 million of expenses incurred in connection with the closing of our initial public offering on May 19, 2005 and related transactions. Additionally, general and administrative expenses decreased by the $2.2 million impact of a lower cost structure for 2006 as compared to our cost structure for 2005 resulting from our cost reduction programs. These decreases were partially offset by (i) an increase of $2.2 million in our environmental expense in 2006 as compared to 2005 due to the discovery of additional contaminated soil at a former manufacturing site during the Company’s remediation efforts undertaken in the fourth quarter of 2006 that related to the removal of contaminated soil previously identified by the Company (See Note 13 of Notes to Consolidated Financial Statements), (ii) a $1.4 million decrease in royalty income due to a receipt of royalties in 2005 resulting from the final settlement of certain royalties that did not recur in 2006, (iii) a $0.7 million increase in compensation expense incurred in 2006 as compared with 2005 as a result of restricted stock units granted under our 2005

Equity Incentive Plan , (iv) an increase in bad debt expense of $1.2 million during 2006 as compared to the 2005, (v) unfavorable currency effects of $1.8 million and (vi) increased payroll, fringe benefits and other costs related to business development and reorganization activities in 2006 as compared to 2005.

Restructuring and Impairments Expenses. For 2006, restructuring and impairments expenses decreased by $7.3 million, or 60.8%, to $4.7 million from $12.0 million during 2005. Restructuring and impairments expenses result from our long-term strategy to reduce costs and improve long-term competitiveness as described above under “Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities and through headcount reductions. Expenses incurred in 2006 include severance, facility and asset impairment costs of $2.2 million, $0.4 million, and $2.1 million, respectively. Restructuring and impairments expenses incurred in 2006 were primarily severance-related costs resulting from the reorganization of our European management structure along functional lines and to the impairment of assets related to a facility for which a closing was announced in 2007. For 2005, restructuring and impairments expenses consist of severance, facility, and asset impairment costs of $6.1 million, $5.7 million, and $0.2 million, respectively.

Research and Development Expenses. For 2006, research and development remained relatively constant at $9.9 million for 2006 as compared with $9.8 million for 2005.

Interest Expense, Net. Net interest expense for 2006 decreased by $8.2 million, or 16.5%, to $41.6 million from $49.8 million for 2005. The decrease is primarily attributable to lower average debt balances outstanding during 2006 as compared with 2005 as a result of the refinancing that occurred in connection with our initial public offering on May 19, 2005, and to lower interest rates on our current credit facility as compared to our debt facilities prior to the initial public offering.

Foreign Exchange Gain (Loss). For 2006, we had a foreign exchange loss of $0.1 million compared to a foreign exchange gain of $3.8 million for 2005. This $3.9 million difference was primarily attributable to the manner in which swings in the value of the U.S. Dollar as compared to other currencies, primarily the Euro and the Brazilian Real, affected certain intercompany transactions and, up until May 19, 2005, the reported amount of our external debt. Under our previously existing senior and mezzanine debt facilities, certain of our subsidiaries had debt denominated in currencies other than their functional currency and, as a result, the changes in relative exchange rates created a foreign exchange gain or loss. Under our current credit facility, the majority of amounts borrowed are denominated in the functional currency of the borrowing subsidiary, which mitigates the amount of foreign exchange gain or loss related to external debt. Foreign exchange gains and losses since May 19, 2005 resulted primarily from intercompany activity.

Provision for Income Taxes. For 2006 and 2005, we recognized a provision for income taxes of $13.3 million and $13.9 million, respectively. Our effective tax rate was 31% for 2006 as compared with 118% for 2005. In 2006, the effective rate was lower than the US statutory rate of 35% primarily due to a tax benefit in the United Kingdom of $1.1 million, reflecting the reversal of a previously established valuation allowance against deferred tax assets, and a tax refund in the United States of $1.7 million relating to a net operating loss carryback that had a previously established valuation allowance against deferred tax assets. In 2005, the tax provision was affected by certain transaction costs and by operating losses in taxing jurisdictions for which valuation allowances have been provided because of the uncertainty surrounding the future utilization of such net operating loss carryforwards.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004.

Net Sales. Net sales for 2005 remained essentially constant at $582.4 million from $582.5 million for 2004. In 2005, 66% of our net sales were in our clothing segment and 34% were in our roll cover segment.

In our clothing segment, net sales for 2005 increased by $5.2 million, or 1.4%, to $383.1 million from $377.9 million for 2004. The increase is primarily attributable to currency gains of $11.2 million related to the translation of sales made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes, partially offset by the $7.5 million impact of the currency effect on pricing relating to sales prices indexed in U.S. Dollars by certain non-U.S. operations as compared to 2004. Overall pricing levels were generally unchanged for 2005 as compared with 2004.

In our roll covers segment, net sales for 2005 decreased by $5.3 million, or 2.6%, to $199.3 million from $204.6 million for 2004. The decrease is due to decreased sales of $7.2 million resulting primarily from weak market conditions in Europe, partially offset by currency gains of $2.0 million related to the translation of sales made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes. Overall pricing levels were generally unchanged for 2005 as compared with 2004.

Cost of Products Sold. Cost of products sold for 2005 increased $10.8 million, or 3.3%, to $342.3 million from $331.5 million for 2004.

In our clothing segment, cost of products sold increased by $10.0 million, or 4.6%, to $226.0 million from $216.0 million for 2004. This increase was primarily due to adverse currency translation effects of $8.8 million and $4.9 million of added operating costs incurred in connection with the transition of production operations from a closed facility to another facility. These increases were partially offset by the impact of a lower cost structure during 2005, as compared to our cost structure for 2004, of $5.2 million as a result of our cost reduction programs.

In our roll covers segment, cost of products sold increased by $0.8 million, or 0.7%, to $116.3 million from $115.5 million for 2004. This increase was primarily attributable to unfavorable currency translation effects of $0.7 million and to an unfavorable shift in the mix of our product sales to lower margin products. The unfavorable product mix shift occurred globally but is primarily related to a shift in North America from our more profitable rubber covers to other types of covers and increased sales in mechanical services and spreader rolls, which carry lower margins than our roll covers. This mix effect and the currency translation effects were partially offset by the impact of a lower cost structure during 2005, as compared to our cost structure for 2004, of $2.9 million as a result of our cost reduction programs.

Selling Expenses. For 2005, selling expenses increased by $1.4 million, or 2.0%, to $70.7 million from $69.3 million for 2004. This increase was due primarily to higher commissions and an increased sales force headcount in North and South America in an effort to increase sales through expanded sales coverage, to enhance the introduction of new products and to address shifting markets. Selling expenses also increased in 2005 as compared to 2004 as a result of unfavorable currency translation effects of $1.1 million. Partially offsetting these increases was the impact of a lower cost structure during 2005, as compared to our cost structure for 2004, of $1.4 million as a result of our cost reduction programs.

General and Administrative Expenses. For 2005, general and administrative expenses increased by $24.2 million, or 39.9%, to $84.9 million from $60.7 million for 2004. The increase was primarily due to expenses incurred in connection with the closing of our initial public offering on May 19, 2005 and related transactions which included (i) $15.5 million of compensation expense related to the vesting of stock options and restricted stock in connection with the offering, (ii) $4.2 million of special one-time cash payments in connection with the adoption of our new management incentive compensation plans, (iii) $2.7 million of cash transaction bonuses paid to management and (iv) $0.9 million of land transfer taxes related to certain of our subsidiaries in connection with the offering. Additionally, general and administrative expenses increased by: (i) $4.5 million of costs to support the requirements of being a public company, including costs related to preparing to comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder, (ii) $1.7 million of costs related to the legal reorganization of our Brazilian subsidiaries, (iii) $1.8 million of compensation expense incurred as a result of restricted stock units granted under our 2005 Equity Incentive Plan, (iv) decreased royalty income of $1.6 million primarily as a result of a one-time catch up payment in 2004 that did not recur in 2005 and (v) unfavorable currency effects of $1.6 million. These increases were partially offset by (i) impact of a lower cost structure during 2005 as compared to our cost structure for 2004 of $1.9 million as a result of our cost reduction programs, (ii) lower management incentive compensation of $2.2 million as less incentive compensation was earned in 2005 under the new management incentive compensation plan, (iii) the forgiveness of loans of $4.1 million during 2004, which did not recur during 2005 and (iv) a decrease of $2.9 million in our environmental expense in 2005 as compared to 2004 due to environmental site assessments conducted in 2005 in connection with the closure of certain manufacturing facilities under our restructuring programs.

Restructuring and Impairments Expenses. For 2005, restructuring and impairments expenses decreased by $7.5 million, or 38.5%, to $12.0 million from $19.5 million during 2004. These expenses relate to our long-term strategy to reduce production costs and improve long-term competitiveness as described above under “—Cost Reduction Programs.” For 2005, restructuring and impairments expenses consist of severance, facility, and asset impairment costs of $6.1 million, $5.7 million, and $0.2 million, respectively. For 2004, restructuring and impairments expenses consist of severance, facility, and asset impairment costs of $3.8 million, $5.4 million, and $10.3 million, respectively.

Research and Development Expenses. For 2005, research and development expenses increased by $0.2 million, or 2.1%, to $9.8 million from $9.6 million for 2004. The increase is due to the development and launch costs of polyurethane roll cover products with enhanced performance characteristics, which we introduced in the third quarter of 2005.

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

Foreign Exchange Gain (Loss). For 2005, we had a foreign exchange gain of $3.8 million compared to a foreign exchange loss of $4.7 million for 2004. This $8.5 million difference was primarily attributable to the manner in which swings in the value of the U.S. Dollar as compared to other currencies, primarily the Euro, affected certain intercompany transactions and, up until May 19, 2005, the reported amount of our external debt . Under our previously existing senior and mezzanine debt facilities, certain of our subsidiaries had debt denominated in currencies other than their functional currency and, as a result, the changes in relative exchange rates created a foreign exchange gain or loss. Under our current credit facility, the majority of amounts borrowed are denominated in the functional currency of the borrowing subsidiary, which we expect will mitigate the amount of future foreign exchange gain or loss related to external debt. Foreign exchange gains and losses since May 19, 2005 resulted primarily from intercompany activity.

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

Provision for Income Taxes. For 2005 and 2004, we recognized a provision for income taxes of $13.9 million and $26.6 million, respectively. Our effective tax rate was 118% for 2005 as compared with 212% for 2004. The effective tax rate exceeds the statutory tax rate of 35% primarily due to the recording of valuation allowances in certain jurisdictions as a result of the uncertainty surrounding the future utilization of net operating loss carryforwards and the effect of the mix in earnings among geographical regions in which our income was earned for 2005 as compared with 2004.

Dividend Policy

In 2006 we paid aggregate cash dividends of $0.90 per share of common stock as follows:

•	$0.225 per share paid on March 15, 2006 to shareholders of record on March 3, 2006;

•	$0.225 per share paid on June 15, 2006 to shareholders of record on June 5, 2006;

•	$0.225 per share paid on September 15, 2006 to shareholders of record on September 5, 2006; and

•	$0.225 per share paid on December 15, 2006 to shareholders of record on December 5, 2006.

Aggregate cash dividend payments in 2006 were $39.4 million.

We paid these dividends in 2006 in accordance with our Board of Directors’ dividend policy that reflected a judgment that our stockholders would be better served if we distributed to them a substantial portion of the excess cash generated by our business in excess of operating needs, reserves for contingencies, interest and principal payments on indebtedness, capital expenditures, restructuring expenses and tax payments as regular quarterly dividends to the holders of our common stock, up to an annual dividend rate of $0.90 per share, rather than retaining such cash for other purposes such as significant acquisitions or to pursue growth opportunities requiring capital expenditures or other investments significantly beyond planned amounts.

We believe that our dividend policy limits our ability to pursue growth, including growth opportunities requiring capital expenditures or other investment beyond our current expectations and significant acquisitions.

We expect to reevaluate our dividend policy and the rate at which we pay quarterly dividends on a quarterly basis taking into account such factors as our financial performance, the sufficiency of cash flow from operations to fund dividends, our cash position and cash requirements, growth opportunity and acquisition strategies, competitive or technological developments, the level of participation in our dividend reinvestment plan, credit facility limitations and other contractual restrictions, debt repayment considerations, provisions of applicable law, and other considerations that our board of directors may deem relevant.

Based upon our expected level of expenditures for 2007, our financial performance would need to improve from that of 2006 to pay $39.4 million in cash dividends, the amount paid in 2006, out of our cash flow from operations in 2007. As described below, certain Apax entities have committed to participate in our dividend reinvestment plan in 2007, which will reduce the cash that otherwise would be required with respect to dividends declared in 2007. If our cash flow from operations is not sufficient to fund dividends, we would expect to reduce the rate at which we pay dividends. Our credit facility also imposes important limitations on our ability to pay dividends. We believe that our credit facility would not permit us to pay dividends on our common stock at an $0.90 per share annual rate in 2007 without the commitment of the Apax entities to participate in our dividend reinvestment plan in 2007 as described below, and even with this commitment, depending upon the level of our expenditures and our financial performance, our credit facility may still prohibit the payment of dividends at this rate in 2007. See “—Credit Facility” below.

In February, 2007 we established a dividend reinvestment plan (“DRIP”) that allows shareholders of record to elect to receive all or part the dividends on shares of our common stock that otherwise would be paid in cash in the form of additional shares of common stock. Under the DRIP, the source of such additional shares will be from our authorized and unissued shares or from our treasury shares. The number of shares credited to a participant’s account with respect to a dividend will be determined based upon the cash value of the dividends elected to be received in additional shares of common stock divided by the average closing price for shares of our common stock on the New York Stock Exchange on the five trading days up to and including the declared payment date. Pursuant to a letter agreement with the Company dated December 22, 2006, Apax WW Nominees Ltd. and Apax-Xerium APIA LP (collectively the “Apax entities”) agreed that they will participate in the DRIP through December 31, 2007 at a level such that at a minimum 50% of each dividend otherwise payable in cash on our common stock, including shares not held by Apax entities, is reinvested in our common stock through the

DRIP, provided that the Apax entities are not required to reinvest more than 100% of the cash dividends payable to them with respect to such dividend declaration. As of December 31, 2007 there were 43,799,662 shares of our common stock outstanding, of which 22,897,712 were held by the Apax entities. As more fully described in “Risk Factors” in this Annual Report on Form 10-K, the participation of the Apax Entities and other shareholders in the DRIP would increase the number of outstanding shares of common stock eligible to participate in future dividends and, to the extent other shareholders do not participate in the DRIP, result in the participating shareholders owning an increased percentage of our common stock. The Apax entities have made no commitment to participate in the DRIP beyond 2007.

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

•	our board of directors may modify or revoke our dividend policy;

•	even if our dividend policy is not modified or revoked, our board of directors could decide to reduce dividends or not to pay dividends at all, at any time and for any reason;

•	the amount of dividends distributed is subject to state law restrictions;

•	our shareholders have no contractual or other legal right to dividends;

•	we may not have enough cash to pay dividends due to changes to our operating earnings, working capital requirements, funding of growth initiatives and anticipated cash needs; and

•	our foreign subsidiaries may be subject to legal restrictions that prevent them from distributing cash to us to enable the payment of dividends.

See “—Credit Facility” below for a discussion of the limitations on our ability to pay dividends imposed by our credit facility.

Under Delaware law, we can only pay dividends either out of “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or out of current or the immediately preceding year’s earnings. We historically have not had sufficient earnings to pay dividends at the level contemplated by our dividend policy. We do not know whether we will have sufficient earnings to pay dividends in the future and therefore may have to pay dividends out of surplus. Our board of directors will seek periodically to assure itself that we have sufficient surplus to pay dividends before actually declaring any dividends. Further, our board of directors may seek opinions from outside valuation firms to the effect that there is sufficient surplus to pay dividends, and such opinions may not be forthcoming. If we sought and were not able to obtain such an opinion, we likely would not be able to declare and pay dividends.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital, capital expenditures, debt service and to pay dividends. We expect to fund our liquidity requirements primarily with cash generated from operations and, to the extent necessary, through borrowings under our credit facility.

Net cash provided by operating activities was $69.2 million, $54.7 million and $78.7 million in 2006, 2005 and 2004, respectively. The $14.5 million increase in 2006 as compared with 2005 and the $24.0 million decrease in cash flow from operating activities in 2005 as compared to 2004 is primarily due to activities related to our initial public offering that occurred on May 19, 2005 which resulted in approximately $9.2 million of payments of IPO related costs, approximately $7.4 million of payments to the prior parent company to cover its liabilities and $4.2 million of accelerated cash interest payments. Partially offsetting the increase in 2006 was a decrease in working capital items, primarily as a result of decreased accounts payable and accrued expenses, as compared with 2005.

Net cash used in investing activities was $37.9 million, $28.7 million and $36.6 million for 2006, 2005 and 2004, respectively. The increase in 2006 as compared to 2005 was primarily due to (i) payments for the acquisitions in 2006 of Coldwater Covers, Inc. and PMA Shoji Co. Ltd. totaling $8.1 million and (ii) an offset in cash used for investing activities for 2005 of $4.9 million reflecting the proceeds from the sale of our Wake Forest, North Carolina manufacturing. These increases were partially offset by (i) a decrease in capital equipment spending of $3.4 million in 2006 as compared with 2005 and (ii) $1.7 million of proceeds from the sale of our dewatering equipment business in August 2006. The decrease in cash used in investing activities in 2005 as compared to 2004 was related to an increase in proceeds from the disposal of assets of $6.1 million during 2005, of which $4.9 million resulted from the sale of our Wake Forest facility in the first quarter of 2005.

Net cash used in financing activities was $78.2 million in 2006 as compared with net cash provided by financing activities of $5.6 million in 2005 and net cash used in financing activities was $43.1 million in 2004. During 2005, the $5.6 million of net cash provided by financing activities was primarily the result of the completion of our initial public offering on May 19, 2005. Additionally, the decrease during 2006 as compared with 2005 was primarily the result of $39.4 million of dividend payments to our shareholders during 2006 compared to $14.4 million during 2005 as we did not begin making dividend payments to our shareholders until after the completion of our initial public offering, the first of which was made on September 15, 2005. We also made voluntary repayments of senior debt in 2006 of $28 million and paid $2.2 million of fees related to the amendments of our credit facility in 2006. The increase of $48.7 million in 2005 as compared with 2004 is primarily the result of our initial public offering, which occurred on May 19, 2005, partially offset by cash dividend payments of $14.4 million. See “Initial Public Offering” below for additional discussion.

As of December 31, 2006, there was a $628.3 million balance of term loans outstanding under our senior credit facility. The decrease from the $650 million issued on May 19, 2005 was due to (i) changes in currency exchange rates impacting debt denominated in currencies other than the U.S. Dollar (ii) quarterly principal payments of $1.6 to $1.7 million beginning with the quarter ended September 30, 2005, as required under the term loan and (iii) voluntary repayments of senior debt during 2006 totalling $28 million. In addition, as of December 31, 2006, we had an aggregate of $10.6 million outstanding under our current revolving lines of credit, including the revolving credit facility under our senior credit facility and lines of credit in various foreign countries that are used to facilitate local short-term operating needs and an aggregate of $49.9 million available for additional borrowings under these revolving lines of credit.

We had cash and cash equivalents of $16.8 million, $60.0 million and $24.0 million at December 31, 2006, 2005 and 2004, respectively.

Capital Expenditures

We use the term “capital expenditures” to refer to costs incurred to purchase property and equipment. The majority of our capital expenditures relate to purchases of machinery and equipment used in the manufacturing of our products. Capital expenditures were funded from net cash provided by operating activities and borrowings under our credit facility.

During 2006, we had capital expenditures of $32.5 million consisting of approximately $19.9 million of growth capital expenditures and approximately $12.6 million of maintenance capital expenditures. Growth capital expenditures consist of items that are intended to increase the manufacturing, production and/or distribution capacity or efficiencies of our operations in conjunction with the execution of our business strategies. Maintenance capital expenditures are designed to sustain the current capacity or efficiency of our operations and include items relating to the renovation of existing manufacturing or service facilities, the purchase of machinery and equipment for existing manufacturing or service facilities and safety and environmental needs. Included in the $32.5 million and $19.9 million amounts are $2.0 million of capital expenditures to expand production capacity in Brazil which are excluded from certain limitations imposed by our credit facility. See “—Credit Facility” below for a discussion on the restrictions imposed on our ability to make capital expenditures by our credit facility.

During 2005, we had capital expenditures of $35.8 million consisting of approximately $23.2 million of growth capital expenditures and approximately $12.6 million of maintenance capital expenditures.

During 2004, we had capital expenditures of $36.6 million consisting of approximately $19.4 million of growth capital expenditures, including $8.0 million of expenditures resulting from restructuring activities under our cost reduction programs, and approximately $17.2 million of maintenance capital expenditures.

We expect that capital expenditures in 2007 as compared to 2006 (not including capital expenditures of $2 million spent in 2006 and up to $8.2 million that we expect to spend in 2007, in each case to expand production capacity in Brazil and that are excluded from certain limitations imposed by our credit facility as described under “—Credit Facility” below) will be approximately $13 million higher. This increase is based in large part on growth capital expenditures in Asia that we expect to make over the next several years. Accordingly, subject to the limitations imposed on capital expenditures by our credit facility, we expect capital expenditures to be higher than the 2006 level for the next several years.

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

Following the completion of our initial public offering, we incurred additional annual administrative costs associated with being a public company. Approximately $5.6 and $5.1 million of such costs were incurred in 2006 and 2005, respectively.

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

On February 8, 2006, the credit facility was amended to:

•	Permit certain additional capital expenditures, subject to the other provisions of the credit facility, in 2006 and 2007 in connection the expansion of production capacity in Brazil.

•	Provide that such additional capital expenditures do not reduce “pre-dividend free cash flow” (as such term is defined in the credit facility and below).

•	Increase the applicable margin for U.S. Dollar LIBOR term loans from 2.00% to 2.25%.

•	Change the minimum interest coverage ratio for the fiscal quarters ending June 30, 2006, September 30, 2006 and March 31, 2007.

•	Change the maximum leverage ratio for the fiscal quarters ending March 31, 2006 through December 31, 2007.

We paid an amendment fee of $0.8 million in connection with this amendment.

On December 22, 2006, we entered into a second amendment to the credit facility, which includes, among other changes, the following changes:

•	Loosening of the interest coverage ratio covenant from the fourth quarter of 2006 through 2012 and the leverage ratio covenant from 2007 through 2012, as set forth below.

•

Changes to the pre-dividend free cash flow test to limit the amount of quarterly dividends that we may pay beginning after December 31, 2006 to 11.25% of pre-dividend free cash flow (as defined in the senior credit facility) for the preceding four quarters and to limit the amount of quarterly dividends that we may pay commencing December 31, 2007 to 18.75% of pre-dividend free cash flow for the preceding four quarters.

•

Dividends applied to newly-issued or treasury shares of common stock of the company pursuant to a dividend reinvestment plan will not be treated as dividend payments for the purpose of the pre-dividend free cash flow test and will not reduce excess cash (as defined in the senior credit facility).

•	The amount to which the balance on the revolving credit facility must be reduced for at least 30 consecutive days during each fiscal year is increased from zero to $20 million.

•	Changes in specially permitted capital expenditures for Brazil that alter expansion of production capacity in Brazil and that shift a portion of the amount specially permitted for 2006 to 2008.

•

The applicable margin on the revolving and term loans is increased by 0.25% and subject to a further increase of an additional 0.25% in the event that the indebtedness under the senior credit facility is rated lower than B1 by Moody’s or lower than B+ by Standard & Poor’s.

We paid an amendment fee of $1.4 million in connection with the second amendment.

The description below describes the credit facility, as amended on December 22, 2006.

The credit facility, as amended, is secured by substantially all of our assets and the assets of most of our subsidiaries that were guarantors under the previously existing credit facility in all cases subject to legal and tax considerations and requirements. Borrowings under the revolving credit facility and term loan facility bear interest, at our option, at either (a) LIBOR plus the applicable margin or (b) the Euribor rate plus the applicable margin, in each case in addition to certain other mandatory costs associated with syndication in the European markets. The applicable margin for LIBOR term loans, LIBOR revolving loans, Euribor loans and CDOR loans is set at 2.50%, subject to an increase by 0.25% in the event that the indebtedness under the senior credit facility is rated lower than B1 by Moody’s or lower than B+ by Standard & Poor’s. In February 2007, Moody’s reduced its rating of the senior credit facility to below B1, triggering this 0.25% increase in the applicable margin. If the indebtedness under the credit facility subsequently achieves ratings of B1 or higher by Moody’s and B+ or higher by Standard and Poor’s after having fallen below one or both of these levels, the applicable margin will be decreased by 0.25%. The applicable margin with respect to the revolving loans may be reduced by 0.25% or 0.50% based on a leverage test set forth in the credit agreement. Following the initial public offering we entered into interest rate swap agreements that effectively fixed the interest rate on approximately 89% of the term loan credit facility through June 30, 2008 and, as of December 31, 2006, the weighted average interest rate on the effectively fixed portion of the term loan facility was 5.87%. The revolving credit facility has a 6.5 year maturity and the term loan facility has a 7 year maturity from the date of the agreement.

The credit facility provides for scheduled principal payments on the term loan of $6.7 million each year, payable in quarterly installments that began September 30, 2005, $1.7 million due in March 2012 and $589.9 million due at maturity in May 2012. The credit facility will also require us to prepay outstanding loans under the term loan facility under the following circumstances:

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

•

on an annual basis with 50% of the amount equal to our excess cash, that is our pre-dividend free cash flow (as defined in our credit facility and described below) minus our actual dividend payments for the preceding fiscal year excluding the amount of dividends applied to newly-issued or treasury shares of our common stock pursuant to a dividend reinvestment program except that commencing with such prepayment to be made with respect to 2007 excess cash in 2008, in the event our dividend payments exceed 65% of our pre-dividend free cash flow we will be required to make prepayments in the amount of 11.25% (for 2007) and 18.75% (for 2008 and thereafter) of our excess cash. During the first quarter of 2007, we will make a mandatory prepayment of $3.4 million.

Our credit facility requires that we meet certain financial covenants in order to avoid a default or event of default under the facility. These covenants are as follows:

•	Our interest coverage ratio as of the end of any period set forth below must exceed the ratio set forth for such period:

Period	Ratio
Fiscal quarters ending December 31, 2006 through September 30, 2007	3.50:1
Fiscal quarters ending December 31, 2007 through June 30, 2009	3.75:1
Fiscal quarters ending September 30, 2009 through March 31, 2010	4.00:1
Fiscal quarters ending June 30, 2010 through December 31, 2010	4.25:1
Fiscal quarters ending March 31, 2011 and June 30, 2011	4.50:1
Fiscal quarters ending September 30, 2011 through March 31, 2012	4.75:1

•	Our leverage ratio as of the end of any period set forth below must not exceed the ratio set forth for such period:

Period	Ratio
Fiscal quarter ending December 31, 2006 through June 30, 2007	4.75:1
Fiscal quarters ending September 30, 2007 and December 31, 2007	4.50:1
Fiscal quarters ending March 31, 2008 through September 30, 2008	4.25:1
Fiscal quarters ending December 31, 2008 and March 31, 2009	4.00:1
Fiscal quarters ending June 30, 2009 through December 31, 2009	3.75:1
Fiscal quarters ending March 31, 2010 through December 31, 2010	3.50:1
Fiscal quarters ending March 31, 2011 through March 31, 2012	3.25:1

•	Our fixed charge coverage ratio as of the end of any period set forth below must exceed the ratio set forth for such period:

Period	Ratio
Fiscal quarters ending September 30, 2005 through December 31, 2006	1.75:1
Fiscal quarters ending March 31, 2007 through December 31, 2007	1.85:1
Fiscal quarters ending March 31, 2008 and thereafter	1.90:1

For the four fiscal quarters ended December 31, 2006 our interest coverage ratio was 3.86:1, our leverage ratio was 4.30:1 and our fixed charge coverage ratio was 2.11:1. Our ability to comply with the financial ratios may be affected by events beyond our control, such as prevailing economic, financial and industry conditions, including unfavorable foreign currency movements relative to the U.S. Dollar and increases in the interest rate on our debt resulting from changes in market interest rates. In addition, as described above, in February 2007, the interest rate on our debt increased as a result of a downgrade in the rating of our senior indebtedness by Moody’s. There can be no assurance that we will continue to be in compliance with such financial ratios. Because the financial ratios become more restrictive over time, our financial performance will need to improve in subsequent periods in order for us to remain in compliance with the financial ratios in subsequent periods. In particular, in order to be in compliance with the interest coverage ratio in respect of the four fiscal quarters ending December 31, 2007, we will need to generate Adjusted EBITDA during such period that, depending upon factors affecting interest expense in 2007, including changes in market interest rates affecting the unhedged portion of the interest on our senior indebtedness, and the extent to which we utilize our revolving loan, is nearly equal to or in excess of the amount of Adjusted EBITDA we generated in 2006.

Our credit facility limits the amount of our capital expenditures in any given fiscal year to an amount not exceeding $44 million for each fiscal year from 2005 through 2009 and $50 million for fiscal year 2010 and fiscal year 2011, in each such case exclusive of excess cash amounts permitted to be spent on capital expenditures; provided that in addition to these maximum amounts, subject to the other provisions of the credit facility, we are permitted to make additional capital expenditures solely to expand production capacity in Brazil in 2006, 2007 and 2008 in aggregate amounts of up to $4.6 million, $8.2 million and $3.8 million, respectively.

Our ability to comply in future periods with the financial covenants in our credit facility will depend on our ongoing financial and operating performance, which in turn will be subject to general economic conditions and to financial, business and other factors, many of which are beyond our control (including currency exchange rates), and will be substantially dependent on the level of demand for our products, our ability to compete effectively and our ability to otherwise successfully implement our overall business strategies, including our ability to realize the benefits of our cost reduction programs. Costs we incur as a result of initiatives we undertake may also impact our ability to comply with the financial ratios. For example, we expect to incur significant restructuring expenses in 2007 in connection with our presently contemplated cost reduction efforts. Under our credit facility, restructuring expense above specified limits reduce Adjusted EBITDA; see “—Non-GAAP Liquidity Measures.” To the extent that expenses incurred in 2007 in connection with these efforts exceed actual cost reductions in 2007 by more than the amount that is not considered in calculating Adjusted EBITDA, Adjusted EBITDA in 2007 and our ability to comply with the financial covenants in our credit facility for that period would be negatively affected.

Our credit facility also restricts our ability to declare and pay dividends on our common stock as follows:

•	prior to December 31, 2006 we were permitted to pay dividends in an amount not to exceed $10 million in the aggregate per fiscal quarter;

•

beginning with December 31, 2006, we may pay dividends, not including for purposes of the limitation dividends applied to newly-issued or treasury shares of our common stock pursuant to a dividend reinvestment plan, on each quarterly dividend payment date in 2007 up to an amount that does not exceed 11.25% of our pre-dividend free cash flow (as defined in our credit facility) for the four fiscal quarters ended immediately prior to such dividend payment date. “Pre-dividend free cash flow” is defined in our credit facility as Adjusted EBITDA minus the sum of (i) net interest expense paid in cash, (ii) net cash taxes, (iii) cash capital expenditures (reduced by the amount of any asset sale, insurance or condemnation proceeds which we are permitted to retain in our business, any capital expenditures made with the proceeds of previously generated surplus cash and any capital expenditures used to expand production capacity in Brazil in 2006 (up to $4.6 million), 2007 (up to $8.2 million) and 2008 (up to $3.8 million)) (iv) all scheduled debt repayments, (v) cash restructuring expenses (up to specified amounts per the credit facility) and (vi) cash payments of withholding taxes from proceeds of the repurchase, redemption or retention of our common stock relating to equity incentive awards; and

•

during the period commencing December 31, 2007 and thereafter, we may pay quarterly dividends, not including for the purposes of the limitation dividends applied to newly-issued or treasury shares of our common stock pursuant to a dividend reinvestment plan, up to an amount that does not exceed 18.75% of our pre-dividend free cash flow for the four fiscal quarters ended immediately prior to such dividend payment date.

•	we may not pay dividends if a default or event of default under our new credit facility has occurred and is continuing or would occur as a consequence of such payment.

We generated $46.3 million of pre-dividend free cash flow for the twelve month period ended December 31, 2006. This level of pre-dividend free cash flow for the four fiscal quarters preceding the quarterly dividend payment dates in 2007 would permit maximum quarterly cash dividend payments (not including dividends applied to newly-issued or treasury shares of our common stock pursuant to a dividend reinvestment plan) of $5.2 million. To the extent that Adjusted EBITDA remains at 2006 levels but expenditures used in calculating pre-dividend free cash flow increase, the maximum permitted quarterly dividend payments would be lower. In particular, we expect capital expenditures to be higher in 2007 than in 2006. The amount of cash required to pay quarterly dividends in 2007 at the $0.225 per share level declared for the March 15, 2007 dividend payment date depends on the number of shares outstanding and the level of participation in our dividend reinvestment plan (or “DRIP”). Approximately $4.9 million of cash would be required to pay the quarterly dividend scheduled for March 15, 2007 at $0.225 per share based upon 43,799,662 shares of common stock outstanding as of December 31, 2006 and an assumed participation rate of 50% in the DRIP. We expect that the number of our shares outstanding will increase as a result of participation in the DRIP. The number of shares of our common stock issued in connection with the DRIP will depend on the dividends declared by us, the level of participation in the DRIP and the trading price of our common stock applied in calculating the shares issued pursuant to the DRIP. See “—Dividend Policy” above. More cash would be required to pay quarterly dividends at the $0.225 per share level in succeeding quarters of 2007 if the number of our shares of common stock outstanding increases and the participation in the DRIP were at the 50% level for each of these dividends.

We expect that expenditures used in calculating pre-dividend free cash flow will, in the aggregate, be approximately $13 million greater for 2007 as compared to 2006 primarily as a result of our expectation that expenditures in 2007 for capital investment (not including capital expenditures of $2 million spent in 2006 and up to $8.2 million that we expect to spend in 2007, in each case to expand production capacity in Brazil that, subject to compliance with the other provisions of our credit facility, do not reduce pre-dividend free cash flow) will be $13 million higher in 2007 than in 2006. We expect that net interest expense paid in cash, scheduled debt repayments and cash payments of withholding taxes from proceeds of the repurchase, redemption or retention of our common stock relating to equity incentive awards will, in the aggregate, be at a similar level for 2007 as compared to 2006. See “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Hedging” below for a discussion of the impact of changes in interest rates on our expected interest expense. The amount of our cash income tax costs in 2007 will be largely dependent on the geographies in which our income for 2007 is earned, and therefore if our Adjusted EBITDA for 2007 were at the same level as in 2006, $146.2 million, cash income taxes for 2007 could be higher or lower than in 2006.

Pre-dividend free cash flow for 2007 may also be adversely affected by the restructuring expenses described above that we expect to incur in 2007 if these expenses in 2007 exceed the associated savings in 2007.

The Apax entities have made no commitment to participate in the DRIP beyond 2007. Assuming no participation in the DRIP in the first quarter of 2008, the amount of cash required to pay a dividend in such quarter at the $0.225 per share level would be $9.9 million plus $225,000 per each additional million shares outstanding above the 43,799,662 shares of common stock outstanding as of December 31, 2006. For example, if we paid quarterly dividends of $0.225 per share each quarter in 2007, the stock price of our common stock remained at a constant $9.79 per share (the closing price on December 29, 2006) during 2007, the level of participation in the DRIP was 50% for each 2007 quarterly dividend and there were no changes in our outstanding common stock other than as a result of the DRIP, we would have issued approximately 2 million shares pursuant to the DRIP in 2007 and $10.3 million of cash would be required to pay a cash dividend of $0.225 per share in the first quarter of 2008 without any participation in the DRIP in that quarter. Based on our expected expenditures for 2007 that impact pre-dividend free cash flow described above, if our Adjusted EBITDA were at the same level for 2007 as for 2006, our pre-dividend free cash flow for 2007 would be $33.0 million and our credit facility would limit the maximum quarterly cash dividend payment in the first quarter of 2008, assuming no participation in the DRIP for such quarter, to $6.2 million, or approximately $0.14 per share if there were 45.8 million shares of common stock entitled to participate in such dividend. Under our credit facility, capital expenditures financed with the proceeds from certain asset sales do not reduce pre-dividend free cash flow. As we evaluate our dividend policy and the rate at which we pay quarterly dividends, we may consider funding a portion of our capital expenditures with all or a portion of the approximately $8.8 million proceeds from asset sales through December 31, 2006 and $3.4 million of previously generated surplus cash available for such funding in accordance with the credit facility.

Pre-dividend free cash flow (as defined in our credit facility) does not represent the amount we intend to distribute as dividends for any period but rather is a restriction on the maximum level of dividend payments, if any, that we will be permitted to declare and pay under the terms of our credit facility. See “—Dividend Policy” above.

Contractual Obligations and Commercial Commitments

The following table provides aggregated information about our contractual obligations as of December 31, 2006.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt	$628.5	$10.1	$13.3	$13.5	$591.6
Interest expense on long-term debt (2)	235.1	38.8	86.5	88.1	21.7
Operating leases	16.1	3.6	5.0	3.2	4.3
Purchase obligations (1)	33.3	18.7	10.2	4.3	0.1
Pension and other postretirement obligations	92.0	9.3	15.5	17.4	49.8

Total contractual cash obligations	$1,005.0	$80.5	$130.5	$126.5	$667.5

(1)	Includes obligations with respect to raw materials purchases, repair and maintenance services, utilities and capital expenditures.
(2)	Interest expense shown above is based on the effective interest rate as of December 31, 2006 plus an increase of 0.25% as a result of Moody’s downgrade of its rating of our senior debt in February 2007. As of December 31, 2006, the weighted average interest rate on the effectively fixed portion of the term loan facility was 5.87% and the weighted average interest rate on the portion of the term loan facility not effectively fixed, based on the 90-day LIBOR, was 6.86%. The interest rate on 89% of the term loan portion of the credit facility is effectively fixed by interest rate swap contracts through June 30, 2008.

Off-Balance Sheet Financing

During the year ended December 31, 2006, we have not engaged in material off-balance sheet activities, including the use of structured finance or special purpose entities.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. Actual results could differ from those estimates. We have formal accounting policies in place including those that address critical and complex accounting areas. Note 3 to the consolidated financial statements included elsewhere in this Annual Report identify the significant accounting policies used in preparation of the consolidated financial statements. The most significant areas involving management judgments and estimates are described below.

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

We perform an annual test for goodwill impairment as of December 31st at the business segment level. We have two business segments: clothing and roll covers. When the Company’s business was acquired in 1999, more than 80% of the goodwill was assigned to the roll covers segment. In 2006, segment earnings were $99 million for the clothing segment and $55 million for the roll covers segment.

To determine if an impairment exists, the fair value of each business segment is compared to its carrying value. For the purpose of performing the annual impairment test we allocate all shared assets and liabilities to the business segments based upon the percentage of each segment’s revenue to total revenue. Shared expenses are allocated to each segment to the extent necessary to allow them to operate as independent businesses. Fair value was determined by using a weighted combination of both a market multiple approach and an income approach. The market multiple approach utilizes market transactions, ownership interests or securities traded in public companies (i.e. guideline companies) to determine measures that are used to value the Company’s business segments. The income approach is a present value technique used to measure the fair value of future cash flows produced by each business segment. Determining the fair value of a business segment or an indefinite-lived purchased intangible asset is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. We believe that the assumptions and rates used in our annual impairment test under SFAS No. 142 are reasonable, but inherently uncertain. The excess of the fair value over the carrying value for each of our respective business segments as of December 31, 2006, the annual test date, was approximately $413 million for the clothing segment and $42 million for the roll covers segment. In order to evaluate the sensitivity of the analysis performed, we applied a hypothetical 5% decrease to the fair value of each business segment, which resulted in a carrying value in excess of fair value of approximately $374 and $20 million for the clothing and roll covers segments, respectively.

Contingencies. We are subject to various claims and contingencies associated with lawsuits, insurance, tax, environmental and other issues arising out of the normal course of business. Our consolidated financial statements reflect the treatment of claims and contingencies based on management’s view of the expected outcome. We consult with legal counsel on those issues related to litigation with respect to matters in the ordinary course of business. If the likelihood of an adverse outcome is probable and the amount is estimable, we accrue a liability in accordance with SFAS No. 5, “Accounting for Contingencies.” While we believe that the current level of reserves is adequate, the adequacy of these reserves may change in the future due to new developments in particular matters. We have expensed $3.1 million (net of a $0.2 million settlement from a potentially responsible party), $0.9 million and $3.8 million in 2006, 2005 and 2004, respectively, for environmental costs related to contamination at two former manufacturing sites which were closed under our restructuring programs. Management believes that the environmental issues at these two sites have been remediated and we not expect to incur significant additional costs related thereto.

Income Taxes. We utilize the asset and liability method for accounting for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and statutes that will be in effect when the differences are expected to reverse.

We have recognized a net deferred tax liability of $31.2 million and $27.4 million at December 31, 2006 and 2005, respectively. The deferred taxes relate principally to pension and post-retirement benefits, intangible assets and differences between the book and tax bases of property and equipment.

We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Relevant evidence, both positive and negative, is considered in determining the need for a valuation allowance. Information evaluated includes our financial position and results of operations for the current and preceding years as well as an evaluation of currently available information about future years. In light of our accumulated loss position in certain tax jurisdictions at December 31, 2006, and the uncertainty of profitability in future periods, we recorded valuation allowances for deferred tax assets primarily related to net operating loss carryforwards in the United States, United Kingdom and Sweden.

Undistributed earnings of our foreign subsidiaries amounted to approximately $187 million at December 31, 2006. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for income taxes or withholding taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to both income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various jurisdictions. Determination of the amount of unrecognized deferred U.S. income tax liability or withholding taxes is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards and net operating loss carryforwards would be available to reduce some portion of the liability.

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

Stock Based Compensation. On January 1, 2006, the Company adopted SFAS No. 123R, which discontinues the accounting for share-based compensation using APB No. 25 and generally requires that such transactions be recognized in the income statement based on their fair values at the date of grant.

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is related to employee attrition and based on a historical analysis of its employee turnover; the Company currently estimates that approximately 15% of time-based and performance-based RSUs will be forfeited. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. We estimate that a change in forfeiture rate of approximately 8% would impact earnings per share by approximately $0.01. Ultimately, the actual expense recognized over the vesting period will be only for those shares that meet the requirements of continued employment up to the time of vesting.

Postretirement Plans. We have various defined benefit plans. We also have an unfunded plan to provide postretirement healthcare benefits to substantially all retired U.S. employees. We use assumptions, such as expected long-term return on plan assets and discount rate, to determine our pension expense, and assumptions, as healthcare cost trend rate, to determine our postretirement health care expense.

We can not determine whether or how much future assumptions may change. However, as of December 31, 2006, a 1% increase or decrease in the following assumptions would increase (decrease) pension or postretirement expense, on a pre-tax basis as follows:

(in millions)	1% increase in:
	Discount Rate	Expected Long-Term Return on Plan Asset	Healthcare Cost Trend Rate
Increase (decrease) to pension/postretirement expense	$(8.1)	$8.9	$0.4

	1% decrease in:
	Discount Rate	Expected Long-Term Return on Plan Asset	Healthcare Cost Trend Rate
Increase (decrease) to pension/postretirement expense	$11.7	$(9.9)	$(0.4)

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

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (Revised 2004) (“SFAS No. 123R”), which the Company was required to adopt effective January 1, 2006. SFAS No. 123R discontinued the accounting for share-based compensation using APB No. 25 and generally requires that such transactions be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

The Company adopted the modified prospective method permitted under SFAS No. 123R. Under this transition method, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, compensation expense is recognized on all share-based payments granted prior to, but not yet vested, as of December 31, 2005 and for share-based payments granted subsequent to December 31, 2005. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated. The adoption of SFAS 123R reduced the Company’s 2006 earnings per share by $0.01.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. This statement did not have a material effect on the Company’s financial position or results of operations.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. We adopted FIN No. 48 on January 1, 2007 and are currently evaluating the cumulative effect of adopting FIN No. 48, which will result in a decrease in retained earnings and an increase in income taxes payable for the first quarter of 2007.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This pronouncement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its balance sheet. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet, with limited exceptions. SFAS No. 158 is effective for the year ended December 31, 2006. The adoption of SFAS No. 158 impacted the Company’s balance sheet at December 31, 2006 as follows: (i) an increase in pensions, other postretirement and postemployment obligations of $3,260, (ii) an increase in current liabilities of $4,974, (iii) an increase in deferred tax asset of $1,507 and (iv) an increase in accumulated other comprehensive loss of $6,727.

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

EBITDA is defined as net income (loss) before interest expense, income tax provision (benefit) and depreciation and amortization. Adjusted EBITDA is defined in our credit facility and is EBITDA plus

(i) expenses or losses incurred on or prior to the completion of our initial public offering in connection with proposed or completed debt or equity financing transactions, including expenses or losses related to the early retirement or extinguishment of debt and any bonuses paid in connection with such financing transactions, (ii) unrealized foreign exchange (gain) loss on indebtedness, net, (iii) restructuring or related impairment costs (not to exceed $11 million in 2005, $4 million in 2006, $3.5 million in 2007 and $1.5 million in each year thereafter), (iv) reserves for inventory in connection with plant closings, (v) stock-based and other non-cash compensation charges, charges from forgiveness of loans made to employees in connection with the purchase of equity and any tax gross-up payments made in respect of such loan forgiveness in connection with or prior to the completion of our initial public offering, (vi) certain transaction costs, including costs incurred in connection with our initial public offering and the related debt financing and the legal reorganization of Brazilian subsidiaries, (vii) costs associated with payments to management prior to the completion of our initial public offering in connection with the termination of incentive plans, (viii) non-cash charges resulting from the application of purchase accounting, (ix) any fees, expenses or charges deducted in computing net income (loss) which have been determined by management, which determination is reasonably acceptable to the administrative agent under our credit facility, to be non-recurring by virtue of changes in our method of operations pursuant to our cost reduction programs, (x) non-cash losses (net of non-cash gains) resulting from marking-to-market hedging obligations, (xi) non-cash expenses resulting from the granting of stock options, restricted stock or restricted stock unit awards under equity compensation programs solely with respect to our common stock and (xii) expenses not exceeding $5 million per year incurred as a result of the repurchase, redemption or retention of our own common stock earned under equity compensation programs solely in order to make withholding tax payments. As defined in our credit facility, Adjusted EBITDA includes consolidated depreciation and amortization, including without limitation non-cash impairment charges resulting from the application of Statement of Financial Accounting Standards No. 142 and No. 144 and any amortization of intangibles arising pursuant to Statement of Financial Auditing Standards No. 141. Adjusted EBITDA, as defined in the credit facility and calculated below, may not be comparable to similarly titled measurements used by other companies. The following table provides a reconciliation from net cash provided by operating activities, which is the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Net cash provided by operating activities	$69,236	$54,709	$78,701
Interest expense, net	41,620	49,817	67,235
Net change in operating assets and liabilities	19,606	7,938	(10,972)
Income tax provision	13,247	13,917	26,641
Stock-based compensation	(2,507)	(17,352)	(279)
Deferred financing cost amortization	(3,726)	(3,037)	(984)
Deferred taxes	(4,933)	1,981	(4,785)
Deferred interest	—	(813)	(12,163)
Asset impairment	(2,095)	(175)	(10,331)
Unrealized foreign exchange gain (loss) on indebtedness, net	(964)	3,952	(5,606)
Loss on early extinguishment of debt	—	(4,886)	—
Gain on disposition of property and equipment	319	952	—

EBITDA	129,803	107,003	127,457
Expenses related to debt or equity financing	116	7,820	7,429
Loss on early extinguishment of debt	—	4,886	—
Unrealized foreign exchange (gain) loss on indebtedness, net	964	(3,952)	5,606
Restructuring expenses (A)	2,641	11,000	11,020
Non-cash compensation and related expenses	2,507	17,352	4,374
Expenses related to reorganization of Brazilian subsidiaries	—	4,144	925
Non-cash impairment charges (B)	2,095	—	10,331
Non-recurring expenses resulting from cost reduction programs (C)	8,044	7,283	—

Adjusted EBITDA	$146,170	$155,536	$167,142

(A)	Restructuring expenses that can be added back to determine Adjusted EBITDA were capped at $11,000 for 2005.
(B)	In accordance with the definition of Adjusted EBITDA in our credit facility, non-cash impairment charges resulting from application of Statement of Financial Accounting Standards Nos. 142 and 144 have been added back to Adjusted EBITDA.
(C)	In accordance with the definition of Adjusted EBITDA in our credit facility, certain fees, expenses and charges deducted in computing net income determined by us to be non-recurring, which determination was accepted by the administrative agent under the facility, by virtue of changes in our method of operations pursuant to our cost reduction programs have been added back to Adjusted EBITDA for the year ended December 31, 2006 and 2005. These fees, expenses and charges are presented in the following table:

	Year Ended December 31, 2006	Year Ended December 31, 2005
	(in thousands)
Environmental charges in connection with facilities closures pursuant to cost reduction programs	$3,072	$850
Certain operating costs incurred in connection with the transition of production operations from closed facilities to other facilities (1)	4,972	6,433

Total	$8,044	$7,283

(1)	For 2006, the amount includes added operating costs related to closures in North America and Italy of $3,465 and $1,507, respectively. For 2005, the amount includes added operating costs related to closures in North America only.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Hedging. We have foreign currency cash flow and earnings exposure with respect to specific sale transactions denominated in currencies other than the functional currency of the unit incurring the costs associated with such transactions. To mitigate the risks related to this exposure, we utilize forward currency contracts in certain circumstances, to lock in exchange rates with the objective that the gain or loss on the forward contracts will approximate the loss or gain on the transaction or transactions being hedged. We determine whether to enter into hedging arrangements based upon the size of the underlying transaction or transactions, an assessment of the risk of adverse movements in the applicable currencies and the availability of a cost-effective hedging strategy. In South America, substantially all of our sales are indexed to U.S. Dollars, but the associated costs are recorded in the local currencies of the operating units. Generally, we do not hedge this U.S. Dollar exposure as it would not be cost effective due to the relatively inefficient foreign exchange markets for local currencies in that region. To the extent we do not engage in hedging or such hedging is not effective, changes in the relative value of currencies can affect our profitability.

As of December 31, 2006, we had open foreign currency exchange contracts maturing through November 2007 with total net notional amounts of approximately $26 million. At December 31, 2006, we prepared an analysis to determine the sensitivity of our forward foreign exchange contracts to changes in exchange rates. A hypothetical adverse exchange rate movement of 10% against our forward foreign exchange contracts would have resulted in a potential net loss in fair value of these contracts of approximately $2.6 million. All such losses on these forward foreign exchange contracts would be substantially offset by gains on the underlying transactions that we had hedged.

For additional information about the risks associated with fluctuations in currency exchange rates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign Exchange.”

Interest Rate Hedging. Our senior credit facility has a variable interest rate. We entered into interest rate swap contracts effective June 30, 2005 pursuant to which we pay fixed rates on US Dollar notional amounts while receiving the applicable floating LIBOR rates. The interest rate swap contracts effectively fix the interest rate on 89% of the term loan portion of the credit facility through June 30, 2008. As of December 31, 2006, the weighted average interest rate on the effectively fixed portion of the term loan facility was 5.87%; the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 6.86%. In February 2007, the applicable margin for LIBOR term loans, LIBOR revolving loans, Euribor loans and CDOR loans under our senior credit facility increased from 2.50% to 2.75% as a result of Moody’s downgrade of its rating of our senior indebtedness. We estimate that a 1% increase in the LIBOR rate would increase our interest expense on the term debt by approximately $0.7 million on an annual basis through June 30, 2008, the period covered by the interest rate swap agreements. To the extent that we do enter into a hedging arrangement that effectively fixes the interest rate on a portion of our senior debt after these contracts expire, the effectively fixed rate may be significantly higher than the effectively fixed rate as of December 31, 2006. If we do not enter into new interest rate hedging arrangements, when these contracts expire the interest rate on all of the debt covered by our senior credit facility will fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event, we may have difficulty making interest payments and funding our other costs and our ability to comply with the financial covenants in our credit facility may be adversely affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statements required to be filed under this Item 8, other than selected quarterly financial data, are filed as Appendix A hereto, are listed under Item 15(a) and are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

We have carried out an evaluation, as of December 31, 2006, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances. However, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as set forth above.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young. LLP, an independent registered public accounting firm, as stated in their report which appears in our 2006 Annual Report.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

In June of 2006 we filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, the Company has filed as exhibits to this annual report and to the annual report on Form 10-K for the year ended December 31, 2005, the applicable certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s public disclosures.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements. The following documents are filed as Appendix A hereto and are included as part of this Annual Report on Form 10-K:

Financial Statements of Xerium Technologies, Inc:

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Schedule

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Youngsville, North Carolina, on March 5, 2007.

XERIUM TECHNOLOGIES, INC.

By:	/S/ THOMAS GUTIERREZ
Thomas Gutierrez President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities on March 5, 2007.

Signature	Title

/S/ THOMAS GUTIERREZ Thomas Gutierrez	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ MICHAEL O’ DONNELL Michael O’ Donnell	Chief Financial Officer and Director (Principal Financial and Accounting Officer)

/S/ DONALD P. AIKEN Donald P. Aiken	Director

/S/ MICHAEL PHILLIPS Michael Phillips	Director

/S/ JOHN S. THOMPSON John S. Thompson	Director

/S/ EDWARD PAQUETTE Edward Paquette	Director

/S/ JOHN SAUNDERS John Saunders	Director

Appendix

Index to Consolidated Financial Statements

XERIUM TECHNOLOGIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors

Xerium Technologies, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Xerium Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Xerium Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Xerium Technologies, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Xerium Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Xerium Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Xerium Technologies, Inc. as of December 31, 2006 and December 31, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006 of Xerium Technologies, Inc. and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 28, 2007

Report of Independent Registered Public Accounting Firm

on the Consolidated Financial Statements and Schedule

The Board of Directors

Xerium Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Xerium Technologies, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xerium Technologies, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Xerium Technologies, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.

As discussed in Note 11 to the consolidated financial statements in 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An amendment of FASB Statement Nos. 87, 88, 106, and 132(R)” and as discussed in Note 14 to the consolidated financial statements, in 2006 the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment”.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 28, 2007

XERIUM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2006	2005
	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$16,816	$59,976
Accounts receivable (net of allowance for doubtful accounts of $4,220 in 2006 and $2,277 in 2005)	109,694	101,623
Inventories	103,853	96,713
Prepaid expenses	4,426	5,507
Other current assets	19,273	14,387

Total current assets	254,062	278,206
Property and equipment, net	375,179	362,118
Goodwill	318,019	298,495
Intangible assets and deferred financing costs, net	37,151	38,356
Other assets	6,315	6,741

Total assets	$990,726	$983,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$10,571	$9,523
Accounts payable	39,778	37,940
Accrued expenses	48,574	53,807
Current maturities of long-term debt	10,110	8,582

Total current liabilities	109,033	109,852
Long-term debt, net of current maturities	618,379	631,027
Deferred taxes	40,479	37,369
Pension, other postretirement and postemployment obligations	106,255	96,322
Commitments and contingencies (Note 13)	—	—
Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares outstanding as of December 31, 2006 and 2005	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 43,799,662 and 43,725,093 shares outstanding as of December 31, 2006 and 2005, respectively	438	437
Paid-in capital	201,563	199,285
Accumulated deficit	(74,572)	(64,567)
Accumulated other comprehensive loss	(10,849)	(25,809)

Total stockholders’ equity	116,580	109,346

Total liabilities and stockholders’ equity	$990,726	$983,916

See accompanying notes.

XERIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2006	2005	2004
	(dollars in thousands except per share data)
Net sales	$601,439	$582,420	$582,480
Costs and expenses:
Cost of products sold	353,569	342,329	331,447
Selling	75,967	70,682	69,325
General and administrative	72,727	84,863	60,675
Restructuring and impairments	4,736	11,958	19,533
Research and development	9,924	9,835	9,622
Offering costs	—	—	7,429

	516,923	519,667	498,031

Income from operations	84,516	62,753	84,449
Interest expense	(43,497)	(51,759)	(67,805)
Interest income	1,877	1,942	570
Foreign exchange gain (loss)	(105)	3,773	(4,669)
Loss on early extinguishment of debt	—	(4,886)	—

Income before provision for income taxes	42,791	11,823	12,545
Provision for income taxes	13,247	13,917	26,641

Net income (loss)	$29,544	$(2,094)	$(14,096)

Net income (loss) per share:
Basic	$0.68	$(0.05)	$(0.45)

Diluted	$0.67	$(0.05)	$(0.45)

Shares used in computing net income (loss) per share:
Basic	43,768,609	38,884,233	31,013,482

Diluted	43,896,302	38,884,233	31,013,482

Cash dividends per common share	$0.90	$0.33	$—

See accompanying notes.

XERIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2003	31,013,482	$310	$3,233	$(32,795)	$(35,336)	$(64,588)
Components of comprehensive income:
Net loss	—	—	—	(14,096)	—	(14,096)
Foreign currency translation adjustments	—	—	—	—	13,450	13,450
Minimum pension liability adjustment, net of income taxes of $0	—	—	—	—	(29)	(29)
Change in value of derivative instruments, net of income taxes of $41	—	—	—	—	6,852	6,852

Total other comprehensive income	—	—	—	—	—	6,177
Transactions with former parent	—	—	1,139	—	—	1,139
Imputed interest from shareholder note	—	—	1,897	—	—	1,897
Compensation expense associated with share issuance	—	—	279	—	—	279

Balance at December 31, 2004	31,013,482	310	6,548	(46,891)	(15,063)	(55,096)
Components of comprehensive loss:
Net loss				(2,094)		(2,094)
Foreign currency translation adjustments					(12,346)	(12,346)
Minimum pension liability adjustment, net of income taxes of $1,096					(5,746)	(5,746)
Change in value of derivative instruments, net of income taxes of $(49)					7,346	7,346

Total other comprehensive loss						(12,840)
Imputed interest from shareholder note	—	—	825	—	—	825
Transfer of equity interest from former parent	1,842,546	18	(18)	—	—	—
Redemption of shares from former parent	(2,125,663)	(21)	21	—	—	—
Redemption of management shares	(404,505)	(4)	(4,547)	—	—	(4,551)
Conversion of shareholder notes	—	—	38,493	—	—	38,493
Issuance of common stock, net of issuance costs	13,399,233	134	160,657	—	—	160,791
Offering costs	—	—	(20,046)	—	—	(20,046)
Dividend to former parent	—	—	—	(1,153)	—	(1,153)
Compensation expense	—	—	17,352	—	—	17,352
Dividends paid to stockholders	—	—	—	(14,429)	—	(14,429)

Balance at December 31, 2005	43,725,093	437	199,285	(64,567)	(25,809)	109,346
Components of comprehensive loss:
Net income				29,544		29,544
Foreign currency translation adjustments					21,364	21,364
Minimum pension liability adjustment, net of income taxes of $614					(1,712)	(1,712)
Change in value of derivative instruments, net of income taxes of $140					2,035	2,035

Total other comprehensive income						51,231
Cumulative adjustment for SFAS No. 158 transition , net of income taxes of $1,507					(6,727)	(6,727)
Issuance of common stock underlying restricted stock units	74,569	1	(375)	—	—	(374)
Compensation expense	—	—	2,507	—	—	2,507
Dividends paid to stockholders	—	—	146	(39,549)	—	(39,403)

Balance at December 31, 2006	43,799,662	$438	$201,563	$(74,572)	$(10,849)	$116,580

See accompanying notes.

XERIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
	2006	2005	2004
	(dollars in thousands)
Operating activities
Net income (loss)	$29,544	$(2,094)	$(14,096)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	2,507	17,352	279
Depreciation	40,969	41,190	43,505
Amortization of other intangibles	4,423	4,173	4,172
Deferred financing cost amortization	3,726	3,037	984
Unrealized foreign exchange (gain) loss on revaluation of debt	964	(3,952)	5,606
Deferred taxes	4,933	(1,981)	4,785
Deferred interest	—	813	12,163
Asset impairment	2,095	175	10,331
Loss on early extinguishment of debt	—	4,886	—
Gain on disposition of property and equipment	(319)	(952)	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(329)	5,281	(1,121)
Inventories	261	8,060	8,449
Prepaid expenses	1,531	(1,816)	(263)
Other current assets	(2,300)	(8,444)	312
Accounts payable and accrued expenses	(11,695)	(12,813)	1,683
Deferred and other long term liabilities	(7,074)	1,794	1,912

Net cash provided by operating activities	69,236	54,709	78,701

Investing activities
Capital expenditures, gross	(32,456)	(35,829)	(36,593)
Proceeds from disposals of property and equipment	1,012	7,103	952
Proceeds from dispositions of businesses	1,666	—	—
Payment for acquisition of Coldwater Covers, Inc., net of cash acquired	(6,950)	—	—
Payment for acquisition of PMA Shoji Co. Ltd.	(1,205)	—	—
Other	(7)	4	(920)

Net cash used in investing activities	(37,940)	(28,722)	(36,561)

Financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	538	(147)	(1,547)
Proceeds from borrowings (maturities longer than 90 days)	155	650,000	—
Principal payments on debt	(36,870)	(749,098)	(37,539)
Issuance of common stock	—	160,791	—
Redemption of common stock	—	(4,551)	—
Cash dividends on common stock	(39,403)	(14,429)	—
Costs related to public offering and refinancing	—	(35,787)	(4,589)
Other	(2,628)	(1,153)	550

Net cash provided by (used in) financing activities	(78,208)	5,626	(43,125)

Effect of exchange rate changes on cash flows	3,752	4,361	2,693

Net increase (decrease) in cash	(43,160)	35,974	1,708
Cash and cash equivalents at beginning of year	59,976	24,002	22,294

Cash and cash equivalents at end of year	$16,816	$59,976	$24,002

Interest payments	$40,000	$49,437	$52,696

Income tax payments	$19,101	$18,860	$21,583

Supplemental schedule of noncash investing activities (Note 1)

See accompanying notes.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands except per share data)

December 31, 2006

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

Coldwater manufactures polyurethane and composite roll covers and bowed rolls, primarily for the paper industry and provides mechanical services for rolls used in paper making and in a variety of other industrial applications. The acquisition was accounted for under the purchase method of accounting and, accordingly, Coldwater’s results of operations have been included in the Company’s consolidated statements of operations from the date of acquisition.

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

The Company paid cash of $1,205 during 2006 related to this acquisition and is scheduled to make the final payment in June 2007. The acquisition was accounted for under the purchase method of accounting and, accordingly, PMA’s results of operations have been included in the Company’s consolidated statements of operations from the date of acquisition.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2006

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

In connection with the offering, Xerium Technologies, Inc. issued 13,399,233 shares of common stock at a public offering price of $12 per share and entered into a $750,000 credit facility agreement, under which a $650,000 term loan with a 7 year maturity was borrowed. In connection with the offering, the Company repaid $752,500 of principal and interest on senior bank debt, mezzanine bank debt and certain non-interest bearing shareholder notes, as well as $1,354 of contractual payments under various rate swap agreements which were used to hedge the floating rate senior and mezzanine debt. The Company wrote off $4,886 of deferred financing costs related to the repayment of this debt as of May 19, 2005, which has been classified as loss on early extinguishment of debt in the accompanying statements of operations. On February 8, 2006 and December 22, 2006, the Company amended its credit facility agreement with its lenders. See Notes 7 and 8 for additional debt disclosure.

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

December 31, 2006

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

Revenue Recognition

Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery including transfer of title has occurred, and there is a reasonable assurance of collection of the sales proceeds. The Company generally obtains written purchase authorizations from customers for a specific product at a specified price and considers delivery and transfer of title to have occurred primarily at the time of shipment. Revenue is recorded net of applicable allowances, including estimated allowances for returns, rebates, and other discounts. The Company sells to certain customers on a consignment basis. As part of the consignment agreement the Company delivers the goods to a location designated by the customer. In addition, the customer and the Company agree to a “sunset” date, which represents the date by which the customer must accept all risks and rewards of ownership of the product and payment terms begin. For consignment sales, revenue is recognized based on actual product usage or the “sunset” date.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2006

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

Advertising Costs

Selling expenses include advertising expenses of $2,088, $2,571 and $2,867 in 2006, 2005 and 2004, respectively. The Company expenses all advertising costs as incurred.

Translation of Financial Statements

The reporting currency of the Company is U.S. Dollars. Assets and liabilities of non-US operations are translated at year-end rates of exchange, and the consolidated statements of operations and cash flows are translated at the average rates of exchange during the year. Gains and losses resulting from translating non-U.S. Dollar denominated financial statements are recorded in accumulated other comprehensive loss as a component of stockholders’ equity (deficit).

Foreign Exchange

Foreign exchange gains and losses arising out of transactions denominated in currencies other than a subsidiary’s functional currency are recorded in the consolidated statements of operations. Net exchange gains and losses are recorded in “Foreign exchange gain (loss)” and amounted to a loss of $105, a gain of $3,773 and a loss of $4,669 for the years ended December 31, 2006, 2005 and 2004, respectively. Certain intercompany loans have been determined to be permanent, and accordingly, foreign exchange gains or losses related to such loans are recorded in accumulated other comprehensive loss.

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

December 31, 2006

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

Inventories

Inventories are valued at the lower of cost or market. Raw materials are valued principally on a weighted average basis. The Company’s work in process and finished goods are specifically identified and valued based on actual inputs to production. Provisions are recorded as appropriate to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires management to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Inventory was written down by $1,334, $1,009 and $2,785 during the years ended December 31, 2006, 2005 and 2004, respectively.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2006

Financial Instruments

The carrying value of cash and cash equivalents, trade receivables, other current assets, accounts payable, notes payable and amounts included in accruals meeting the definition of a financial instrument approximate fair value due to their short-term nature. The carrying value of long-term debt approximates fair value due to the instruments variable interest rate or short-term maturity (Note 8). The Company determines estimated fair values based upon quoted market values where applicable or management estimates.

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

Patents, licenses and trademarks are amortized on a straight-line basis over their remaining lives, which range from eight to fifteen years. Deferred financing costs are amortized using the effective interest method as a component of interest expense over the life of the related debt.

Impairment

The Company reviews its long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that companies evaluate the fair value of long-lived assets based on the anticipated undiscounted future cash flows to be generated by the assets when indicators of impairment exist to determine if there is impairment to the carrying value. Any change in the carrying amount of an asset as a result of the Company’s evaluation has been recorded in restructuring and impairments expense in the consolidated statements of operations. Impairment charges are discussed in Note 16.

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

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2006

The Company performs an annual test for goodwill impairment as of December 31st at the business segment level. The Company has two business segments: clothing and roll covers. For the purpose of performing the annual impairment test, the Company allocates all shared assets and liabilities to the business segments based on the percentage of each segment’s revenue to total revenue. Shared operating expenses are allocated to the business segments to the extent necessary to allow them to operate as independent businesses. To determine if impairment exists, the fair value of each business segment is compared to its carrying value. The Company’s fair value was determined by using a weighted combination of both a market multiple approach and an income approach. The market multiple approach utilizes market transactions, ownership interests or securities traded in public companies (i.e. guideline companies) to determine measures that are used to value the Company’s business segments. The income approach is a present value technique used to measure the fair value of future cash flows produced by each business segment. The results of the tests as of December 31, 2006 and 2005 indicated that there was no impairment of goodwill.

Stock-Based Compensation

For the years ended December 31, 2005 and 2004, the Company followed the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS No. 148”). As permitted under SFAS No.123, the Company elected to follow the provisions of Accounting Principles Board No. 25 (“APB No. 25”) to account for stock-based awards to employees. Under APB No. 25, compensation expense with respect to such awards was not recognized, if on the date the awards were granted, the award price equaled the market value of the common shares.

SFAS No. 148 provided alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based compensation. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. For the years ended December 31, 2005 and 2004, the Company elected not to adopt the fair-value recognition provisions of SFAS No. 123, but continued to apply APB No. 25 and related interpretations in accounting for its stock-based compensation plans. As a result the Company adopted the disclosure-only provisions of SFAS No. 148 for the years ended December 31, 2005 and 2004.

On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (Revised 2004) (“SFAS No. 123R”), which discontinues the accounting for share-based compensation using APB No. 25 and generally requires that such transactions be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. See Note 14 for further discussion.

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

December 31, 2006

and granted restricted stock units to its directors, officers and certain employees. All share and per share amounts related to common stock included in the accompanying financial statements have been presented as if this stock split had occurred as of the earliest period presented to reflect the transactions above.

As of December 31, 2006 and 2005, the Company had outstanding restricted stock units (“RSUs”), the majority of which were granted in 2005 (Note 14). For the year ended December 31, 2006, the dilutive effect of potential future issuances of common stock underlying the Company’s time-based and non-employee directors RSUs was computed using the average market price. The calculation of diluted weighted average shares outstanding for year ended December 31, 2006 excludes the Company’s performance-based RSUs because management has determined that performance targets underlying these RSUs are unlikely to be met. For the year ended December 31, 2005, the Company excluded all RSUs from the calculation of diluted weighted average shares outstanding because (i) the price of the shares underlying the RSUs on the date of grant was greater than the average market closing price of the common shares for the period from the date of the initial public offering through December 31, 2005 and (ii) the Company had a net loss for 2005, therefore, the effect of including RSUs would have been antidilutive. Therefore, diluted net loss per share was equal to basic net loss per share for 2005.

Net Income (Loss) Per Common Share

During the year ended December 31, 2004, the Company’s former parent had outstanding stock options and restricted stock that were excluded from the calculation of diluted weighted average shares outstanding because vesting of such options and restricted stock was contingent upon a change of control, which did not occur until the Company’s initial public offering on May 19, 2005. Therefore, diluted net loss per share was equal to basic net loss per share for 2004.

	2006	2005	2004
Weighted-average common shares outstanding—basic	43,768,609	38,884,233	31,013,482
Dilutive effect of stock-based compensation awards outstanding	127,693	—	—

Weighted-average common shares outstanding—diluted	43,896,302	38,884,233	31,013,482

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, representing future tax benefits, are reduced by a valuation allowance when the determination can be made that it is “more likely than not” that all or a portion of the related tax asset will not be realized. The deferred tax provision or benefit represents the change in deferred tax assets and liabilities, excluding any amounts accounted for as components of goodwill or accumulated other comprehensive loss, from the prior year, including the effect of foreign currency translation thereon. Income taxes are further discussed in Note 10.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”).

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2006

FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. See New Accounting Standards below for additional discussion.

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

Offering Costs

The Company’s policy is to defer specific direct and incremental costs attributable to a proposed offering of securities. Those costs which are not direct and incremental are charged to operations. The Company wrote off $7,429 of offering costs in the fourth quarter of 2004 relating to its previously contemplated offering of income deposit securities (IDSs). The Company included in other assets as of December 31, 2004, $7,372 of deferred offering costs that were a direct and incremental benefit to the initial public offering of common stock described in Note 2.

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

In December 2004, the FASB issued SFAS No. 123R. This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the Company’s

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2006

equity instruments or liabilities that are based on the fair value of the Company’s equity securities or may be settled by the issuance of these securities. SFAS No. 123R discontinues the accounting for share-based compensation using Accounting Principles Board Opinion No. 25 (“APB No. 25”) and generally requires that such transactions be recognized in the income statement based on their fair value at the date of grant. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission issued a release to amend the compliance dates for SFAS No. 123R to be effective beginning in the Company’s first quarter of fiscal 2006. Accordingly, on January 1, 2006, the Company adopted SFAS No. 123R. See Note 14 for further discussion.

In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143. FIN No. 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. This statement did not have a material effect on the Company’s financial position or results of operations.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109. FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The Company adopted FIN No. 48 on January 1, 2007 and is currently evaluating the cumulative effect of adopting FIN No. 48, which will result in a decrease in retained earnings and an increase in income taxes payable for the first quarter of 2007.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2006

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154 for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements for the year ended December 31, 2006. This statement did not have a material effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This pronouncement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on its balance sheet, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for defined benefit plans and the accumulated postretirement benefit obligation for other postretirement plans). SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet, with limited exceptions. SFAS No. 158 is effective for the year ended December 31, 2006. See Note 11 for further discussion related to the Company’s adoption of SFAS No. 158.

4. Inventories

The components of inventories are as follows at:

	December 31
	2006	2005
Raw materials	$23,221	$20,468
Work in process	38,839	33,120
Finished units	41,793	43,125

	$103,853	$96,713

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2006

5. Property and Equipment

Property and equipment consists of the following at:

	December 31
	2006	2005
Land	$24,108	$22,677
Buildings and improvements	139,353	124,045
Machinery and equipment:
—Heavy	33,824	20,163
—General	311,390	294,378
—Light	82,741	63,463
—Molds, tools, office and computers	67,785	69,211

Total machinery and equipment	495,740	447,215
Construction in progress	16,802	18,371

Total	676,003	612,308
Less accumulated depreciation	300,824	250,190

	$375,179	$362,118

6. Goodwill, Intangible Assets and Deferred Financing Costs

The following table provides changes in the carrying amount of goodwill by segment for the years ended December 31, 2006 and 2005:

	Clothing	Rolls	Total
Balance at December 31, 2004	$56,229	$264,068	$320,297
Adjustments related to pre-acquisition income taxes	—	1,600	1,600
Foreign currency translations	(8,397)	(15,005)	(23,402)

Balance at December 31, 2005	47,832	250,663	298,495
Acquisition of PMA Shoji Co. Ltd.	648	—	648
Acquisition of Coldwater Covers, Inc.	—	927	927
Adjustments related to pre-acquisition income taxes	(848)	—	(848)
Foreign currency translations	6,192	12,605	18,797

Balance at December 31, 2006	$53,824	$264,195	$318,019

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2006

The components of intangible assets and deferred financing costs are summarized as follows at:

	December 31
	2006	2005
Patents and licenses	$31,920	$28,324
Less accumulated amortization	(20,979)	(18,337)

Net patents and licenses	10,941	9,987

Trademarks	18,900	18,900
Less accumulated amortization	(8,925)	(7,665)

Net trademarks	9,975	11,235

Deferred financing costs	22,957	19,496
Less accumulated amortization	(6,722)	(2,362)

Net deferred financing costs	16,235	17,134

Net amortizable intangible assets and deferred financing costs	$37,151	$38,356

Amortization expense for patents, licenses and trademarks, amounted to $4,423, $4,173 and $4,172 for the years ended December 31, 2006, 2005 and 2004, respectively.

As of December 31, 2006, the estimated annual amortization expense for patents, licenses and trademarks for each of the succeeding five years totals $12,553 as follows:

2007	$4,157
2008	2,585
2009	1,937
2010	1,937
2011	1,937

7. Notes Payable

In connection with the initial public offering discussed in Note 2, the Company entered into a $750,000 credit facility agreement (Note 8), which includes a $50,000 senior secured credit facility.

Notes payable consist of the following at:

	December 31
	2006	2005
Unsecured notes	$5,750	$5,374
Secured notes	4,821	4,149

Total	$10,571	$9,523

Notes payable consist primarily of committed lines of credit at banks to fund short-term working capital needs. The unused portion of these lines of credit totaled $49,904 at December 31, 2006. The secured portion of

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2006

the debt is collateralized by letters of credit available under a multi-currency revolving credit facility of $50,000 which is a part of the Company’s credit agreement. Interest rates are variable and are based upon local market rates. Annual commitment and similar fees charged by the banks approximate 0.75% of the unused facilities. Weighted-average interest rates on the total of all facilities available were 6.4% in 2006 and 6.6% in 2005, and weighted-average interest rates on outstanding borrowings were 3.41% (a range of 1.63% to 6.25%) and 3.2% as of December 31, 2006 and 2005, respectively.

8. Long-Term Debt

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

On February 8, 2006, the Company amended its credit facility agreement with its lenders to modify certain covenants and ratios. In connection with the amendment, the Company’s applicable margin for U.S. Dollar LIBOR term loans increased from 2.00% to 2.25% per annum and the Company paid an amendment fee of $829.

On December 22, 2006, the Company entered into a second amendment of its facility agreement to modify certain covenants and ratios. In connection with the second amendment, the Company’s applicable margin for U.S. Dollar LIBOR term loans increased from 2.25% to 2.50% per annum and the Company paid an amendment fee of $1,420.

The credit facility provides for a term loan in a total principal amount of $650,000 and a $100,000 senior secured revolving credit facility, which was reduced at the end of 2005 to $50,000 in connection with the completion of the legal reorganization of the Company’s Brazilian subsidiaries. The credit facility is secured by substantially all of the Company’s assets. Borrowings under the revolving credit facility and term loan facility bear interest at either (a)LIBOR plus the applicable margin or (b) the Euribor rate plus the applicable margin, in addition to certain other mandatory costs associated with syndication in the European markets or (c) CDOR plus the applicable margin. As of December 31, 2006, the applicable margin for the term loans and the revolving loans was 2.50%, and was subject to an increase of 0.25% in the event that the indebtedness under the senior credit facility is rated lower than B1 by Moody’s or lower than B+ by Standard & Poor’s and, accordingly, in February 2007, the interest rate on the Company’s debt increased as a result of a downgrade in the rating of its senior indebtedness by Moody’s. If the credit facility subsequently achieves the higher ratings, the applicable margin will be decreased by 0.25%. The applicable margin with respect to the revolving loans may also be reduced by 0.25% or 0.50% based on a leverage test set forth in the credit agreement. The Company entered into interest rate swap agreements that effectively fixed the interest rate on approximately 89% of the term loan credit facility through June 2008. As of December 31, 2006, the weighted average interest rate on the effectively fixed portion of the term loan facility was 5.87%. The revolving credit facility has a 6.5 year maturity and the term loan facility has a 7 year maturity from the date of the agreement.

The credit facility provides for scheduled principal payments on the term loan of $6,664 each year, payable in quarterly installments, with $1,666 due on March 31, 2012 and $589,885 due at maturity in May 2012. This

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2006

facility contains covenants based on certain measures of debt levels, interest coverage and fixed charge coverage, all calculated in relation to Adjusted EBITDA as defined in the credit agreement, and restrictions on capital expenditures and dividends. On February 21, 2006 and November 2, 2006 the Company made voluntary debt repayments of $5,000 and $23,000, respectively.

Long-term debt consists of the following at:

	December 31
	2006	2005
Senior Bank Debt (Secured):
Term Loan B—payable quarterly:
U.S. Dollar denominated—LIBOR plus 2.50 % as of December 31, 2006 (7.86%); LIBOR plus 2.00% as of December 31, 2005 (6.53%)	$316,917	$348,419
Euro denominated—EURIBOR plus 2.50% as of December 31, 2006 (6.22%); EURIBOR plus 2.25% as of December 31, 2005 (4.74%)	247,041	223,819
Canadian Dollar denominated—CDOR plus 2.50% as of December 31, 2006 (6.84%); CDOR plus 2.25% as of December 31, 2005 (5.81%)	64,359	65,195

	628,317	637,433

Other Long-Term Debt:
Secured, interest fixed from 2.50% to 5.00%, Euro denominated	—	283
Unsecured, interest fixed at 3.50%, Euro denominated	172	1,893

	628,489	639,609
Less current maturities	10,110	8,582

Total	$618,379	$631,027

The aggregate maturities of long-term debt for each of the following five years and thereafter are as follows:

2007	$10,110
2008	6,664
2009	6,664
2010	6,664
2011	6,836
Thereafter	591,551

$628,489

The Company may be required to make additional debt repayments based on the difference between its “pre-dividend free cash flow”, as defined in our credit agreement, and cash dividends paid in the prior year. The Company has included $3,446 as of December 31, 2006 for such additional repayments to be made in 2007. Because the amount of future repayments are not currently determinable, they are excluded from the long-term debt maturities schedule above for 2008 and thereafter.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2006

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

The Company links all hedges that are designated as cash flow hedges to forecasted transactions or to floating-rate liabilities on the consolidated balance sheets. The Company also assesses, both at inception of the hedge and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Should it be determined that a derivative is not highly effective as a hedge, the Company will discontinue hedge accounting prospectively. The Company’s derivative activities are as follows:

(i) Cash Flow Hedges

The Company’s interest rate swap agreements effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. The fair value of the interest rate derivative contracts is approximately $9,710 and $8,113 at December 31, 2006 and 2005, respectively, and is included in other current assets. All changes in the fair value of these contracts are recorded in accumulated other comprehensive loss.

The Company, from time to time, enters into forward exchange contracts to fix currencies at specified rates based on expected future cash flows to protect against the fluctuations in cash flows resulting from sales denominated in foreign currency over the next year. The value of these contracts is recognized at fair value based on market exchange forward rates. The fair value of these contracts amounted to an asset of $123 and a liability of ($455) at December 31, 2006 and 2005, respectively. The change in fair value of these contracts is included in accumulated other comprehensive loss.

(ii) Fair Value Hedges

The Company is subject to exposure from fluctuations in foreign currencies. To manage this exposure, the Company uses foreign exchange forward contracts. The value of these contracts is recognized at fair value based on forward market exchange rates and is included in general and administrative expense. The amount was not deemed material to the Company’s consolidated statements of operations in 2006, 2005 and 2004.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2006

10. Income Taxes

Significant components of the provision for income taxes by taxing jurisdictions are shown below.

The components of domestic and foreign income (loss) before the provision for income taxes are as follows:

	Year Ended December 31
	2006	2005	2004
U.S.	$(131)	$(33,701)	$(21,833)
Foreign	42,922	45,524	34,378

Total	$42,791	$11,823	$12,545

The components of the income tax provision (benefit) are as follows:

	Year Ended December 31
	2006	2005	2004
Current:
U.S.	$(1,037)	$(916)	$13
Foreign	9,351	16,464	21,843

Total current	8,314	15,548	21,856
Deferred:
U.S.	3,212	2,655	3,124
Foreign	1,721	(4,286)	1,661

Total deferred	4,933	(1,631)	4,785

Total provision	$13,247	$13,917	$26,641

The tax effect of temporary differences which give rise to deferred income tax assets and liabilities are as follows:

	Year Ended December 31
	2006	2005
Deferred tax assets arising from:
Net operating loss carryforwards	$66,158	$70,111
Pension and other benefit accruals	10,560	6,745
Tax credits	1,832	—
Other allowances and accruals, net	32,372	27,092

Total	110,922	103,948

Deferred tax liabilities arising from:
Property and equipment, net	(51,078)	(37,963)
Intangible assets, net	(12,854)	(7,640)
Unrealized foreign exchange gains/losses	(210)	(354)
Other allowances and assets, net	(228)	(4,610)

Total	(64,370)	(50,567)
Valuation allowance	(77,780)	(80,755)

Net deferred tax liability	$(31,228)	$(27,374)

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2006

Compliance with SFAS No. 109 requires the Company to periodically evaluate the necessity of establishing or adjusting a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related tax benefit will be recognized in future periods. Because of the accumulated loss position in certain tax jurisdictions at December 31, 2006 and December 31, 2005 and the uncertainty of profitability in future periods, the Company has recorded valuation allowances as shown above for deferred tax assets primarily related to net operating loss carryforwards in the United Kingdom, United States and Sweden. Based on the increased profitability of the Company’s clothing operations in the United Kingdom, a tax benefit of $1,093 was recorded reflecting the reversal of the previously established valuation allowance against deferred tax assets. Management considers it more likely than not that these tax benefits will be realized. Additionally, the Company recorded a benefit in the U.S. of $1,711 relating to a U.S. net operating loss carryback that had a previously established valuation allowance against deferred tax assets. In 2005, the Company received a refund for U.S. federal income taxes of $1,935 plus interest. This refund was for the period ended December 31, 2001 during which time the Company had undergone a reorganization that resulted in the merger of the two unrelated U.S. consolidated tax groups. The anticipated tax issues were not disputed and the IRS issued the refund of taxes that had been previously paid.

As of December 31, 2006, the Company has pre-tax net operating loss carryforwards for federal income tax purposes of approximately $104,000 that expire on various dates through 2025 and federal tax credits of approximately $1,800 that either expire on various dates or can be carried forward indefinitely. The Company has foreign net operating loss carryforwards of approximately $111,000 that either expire on various dates or can be carried forward indefinitely, approximately half for which the utilization is restricted under current tax sharing agreements.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $187,000 at December 31, 2006. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various jurisdictions. Determination of the amount of unrecognized deferred income tax liability or withholding taxes is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards and net operating loss carryforwards would be available to reduce some portion of the liability.

The provision for income taxes differs from the amount computed by applying the U.S. statutory tax rate (35%) to income before income taxes, due to the following:

	Year Ended December 31
	2006	2005	2004
Book income at U.S. 35% statutory rate	$14,977	$4,138	$4,391
State income taxes, net of federal benefit	(657)	158	175
Foreign tax rate differential	(1,330)	(1,376)	(1,531)
Dividends, net of foreign tax credits	4,350	2,607	7,503
Change in valuation allowance	(3,241)	8,983	14,944
Tax credits and refunds	(2,504)	(2,072)	(273)
Goodwill	(2,825)	—	—
Other, net	4,477	1,479	1,432

Total	$13,247	$13,917	$26,641

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2006

11. Pensions, Other Postretirement and Postemployment Obligations

Pension Plans

The Company has defined benefit pension plans covering substantially all of its U.S. and Canadian employees, and employees of certain subsidiaries in other countries. Benefits are generally based on the employees’ years of service and compensation. These plans are funded in conformity with the funding requirements of applicable government regulations.

Postretirement Plans

In addition to defined benefit pension plans, the Company sponsors various unfunded defined contribution plans that provide for retirement benefits to employees, some in accordance with local government requirements.

Also, the Company sponsors an unfunded plan that offers the opportunity to obtain health care benefits to substantially all retired U.S. employees and their covered dependents and beneficiaries. A portion of this plan is contributory, with retiree contributions adjusted periodically, as well as other cost-sharing features, such as deductibles and coinsurance. Eligibility varies according to date of hire, age and length of service. Certain retirees also have a life insurance benefit provided at no cost.

In connection with employment agreements entered into with two of the Company’s officers on May 19, 2005, the Company agreed to provide additional supplemental retirement benefits, which have been included in the benefit costs below.

The measurement date for defined benefit plans in the U.S. is September 30. The measurement date for other defined benefit plans outside the U.S. is December 31.

As of December 31, 2006, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). The adoption of SFAS No. 158 impacted the Company’s balance sheet at December 31, 2006 as follows: (i) an increase in pensions, other postretirement and postemployment obligations of 3,260, (ii) an increase in current liabilities of $4,974, (iii) an increase in deferred tax asset of $1,507 and (iv) an increase in accumulated other comprehensive loss of $6,727. In accordance with SFAS No. 158, the Company’s 2005 accounting and related disclosures were not affected by the adoption of the new standard. The adoption of SFAS No. 158 had no effect on the Company’s consolidated income statement for the year ended December 31, 2006, or for any other prior period presented.

Postemployment Obligations

The Company has postemployment plans in various countries and accounts for these plans in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits. The Company’s postemployment obligations consist primarily of payments to be made to employees upon termination of employment, as defined, and are accrued according to local statutory laws in the respective countries. The Company’s obligation for postemployment benefits amounted to $2,687 and $1,089 as of December 31, 2006 and 2005, respectively.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2006

Benefit Obligations and Plan Assets

A summary of the changes in benefit obligations and plan assets as of December 31, 2006 and 2005 is presented below. The Company has reclassified certain prior year information to be consistent with current year presentation.

	Defined Benefit Plans		Other Postretirement Benefit Plans
	2006	2005	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$113,348	$110,226	$46,953	$49,113
Service cost	6,511	5,840	431	507
Interest cost	5,617	5,431	2,620	2,860
Plan participants’ contributions	238	223	258	269
Amendments	—	763	—	—
Actuarial (gain) loss	2,446	5,102	(7,587)	(3,158)
Unrecognized net liability loss (in 2005)	—	1,445	—	—
Currency translation impact	8,120	(6,929)	—	—
Curtailment (gain) loss	—	(1,643)	—	—
Administrative expenses paid	(312)	(465)	—	—
Benefits paid	(6,122)	(6,645)	(2,865)	(2,638)

Benefit obligation at end of year	$129,846	$113,348	$39,810	$46,953

Change in plan assets
Fair value of plan assets at beginning of year	$46,816	$41,886	$—	$—
Actual return on plan assets	6,643	4,825	—	—
Employer contributions	9,394	8,953	—	—
Plan participants’ contributions	238	223	—	—
Administrative expenses paid	(312)	(465)	—	—
Currency exchange impact	3,044	(1,961)	—	—
Benefits paid	(6,122)	(6,645)	—	—

Fair value of plan assets at end of year	$59,701	$46,816	$—	$—

Benefits paid after measurement date but before year end	$712	$247	$701	$497

Funded status	$(69,433)	$(66,285)	$(39,109)	$(46,456)
Unrecognized net actuarial loss (in 2005) (1)	—	20,074	—	12,969
Minimum pension liability (in 2005) (1)	—	(12,409)	—	—
Unrecognized prior service benefit (in 2005) (1)	—	1,068	—	(4,194)

Net amount recognized in pension, other postretirement and postemployment obligations and accrued expenses (2)	$(69,433)	$(57,552)	$(39,109)	$(37,681)

(1)	Presentation of these amounts is not applicable for 2006 as a result of the adoption of SFAS No. 158 as of December 31, 2006 and is reflected in funded status above as per SFAS No. 158.
(2)	Per SFAS No. 158, $4,974 of this amount is recorded in accrued expenses as of December 31, 2006.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2006

Virtually all of the Company’s pension plans that comprise the pension obligation amounts above, have a projected benefit obligation in excess of plan assets as of the years ended December 31, 2006 and 2005.

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	December 31
	2006	2005
Projected benefit obligation	$129,578	$99,678
Accumulated benefit obligation	117,343	91,218
Fair value of plan assets	59,431	37,581

Components of Net Periodic Benefit Cost

	Defined Benefit Plans			Other Postretirement Benefit Plans
	2006	2005	2004	2006	2005	2004
Service cost	$6,511	$5,840	$5,865	$431	$507	$432
Interest cost	5,617	5,431	4,916	2,620	2,860	2,590
Expected return on plan assets	(3,664)	(3,021)	(2,684)	—	—	—
Amortization of prior service cost	117	60	125	(464)	(464)	—
Amortization of net loss	869	371	247	690	1,388	122

Net periodic benefit cost	$9,450	$8,681	$8,469	$3,277	$4,291	$3,144

For defined benefit plans, the estimated net loss and prior service cost to be amortized from accumulated other comprehensive loss during 2007 is expected to be $857 and $116, respectively. For other postretirement benefit plans, the amortization of net loss from accumulated other comprehensive loss is expected to be $52 and the amortization of prior service credit to accumulated other comprehensive loss is expected to be $464.

	Defined Benefit Plans		Other Postretirement Benefit Plans
	2006	2005	2006	2005
Additional Information
Increase in minimum liability included in accumulated other comprehensive loss, net of tax	$1,712	$5,746	N/A	N/A

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	Defined Benefit Plans		Other Postretirement Benefit Plans
	2006	2005	2006	2005
Discount rate	5.14%	5.11%	5.75%	5.75%
Rate of compensation increase	3.71	3.21	—	—

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2006

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:

	Defined Benefit Plans		Other Postretirement Benefit Plans
	2006	2005	2006	2005
Discount rate	5.10%	5.52%	5.75%	6.00%
Expected long-term return on plan assets	7.33	7.30	—	—
Rate of compensation increase	3.69	3.87	—	—

Plan assets in the U.S. are invested in marketable equity and fixed income securities managed by State Street Global Advisors (Trustee). The Investment objective of the portfolio is to outperform a composite benchmark comprised of 40% of the S&P 500 index; 10% of the Russell 2000 Index; 10% of the Morgan Stanley Capital International EAFE Index; and 40% of the Lehman Brothers Aggregate Bond Index. The Portfolio also seeks to maintain a level of volatility (measured as standard deviation of returns) which approximates that of the composite benchmark returns.

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

Assumed health care cost trend rates at December 31 are as follows:

	2006	2005
Health care cost trend rate assumed for next year	9%	10%
Rate at which the cost trend rate is assumed to decline (the ultimate trend rate)	5.5%	5.5%
Year that the rate reaches the ultimate trend rate	2009	2009

These assumed health care cost trends have a significant impact on the amounts reported for the plan. A change of 1% in the assumed health care cost trend rates would have the following effect:

	1% increase		1% decrease
	2006	2005	2006	2005
Effect on total of service and interest cost components	$446	$517	$(365)	$(418)
Effect on accumulated postretirement benefit obligation	4,866	5,550	(4,070)	(4,697)

Plan Assets

The percentage of fair value of total plan assets for funded plans are invested as follows:

	Plan Assets at December 31
Asset Category	2006	2005
Marketable equities	73%	74%
Fixed income securities	27	26

Total	100%	100%

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2006

Contributions

The Company expects to make contributions and direct benefit payments of contribute approximately $13,800 (unaudited) to its defined benefit plan in 2007.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Defined Benefit Plans	Other Postretirement Benefit Plans
2007	$6,693	$2,571
2008	4,844	2,665
2009	5,217	2,762
2010	5,486	2,844
2011	6,153	2,885
Years 2012–2016	35,694	14,064

The Company also maintains a funded retirement savings plan for U.S. employees which is qualified under Section 401(k) of the U.S. Internal Revenue Code. The plan allows eligible employees to contribute up to 15% of their compensation, with the Company matching 100% of up to the first 4% of employee compensation. Costs associated with the Plan are charged to the consolidated statements of operations and amounted to $1,093, $990 and $705 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

12. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability/ SFAS No. 158 Liability	Change in Value of Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at December 31, 2003	$(23,083)	$(5,538)	$(6,715)	$(35,336)
Current year change	13,450	(29)	6,852	20,273

Balance at December 31, 2004	(9,633)	(5,567)	137	(15,063)
Current year change	(12,346)	(5,746)	7,346	(10,746)

Balance at December 31, 2005	(21,979)	(11,313)	7,483	(25,809)
Current year change	21,364	(1,712)	2,035	21,687
Cumulative adjustment for transitional SFAS No. 158	—	(6,727)	—	(6,727)

Balance at December 31, 2006	$(615)	$(19,752)	$9,518	$(10,849)

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2006

13. Commitments and Contingencies

Leases

The Company leases office buildings, vehicles, and computer equipment for its worldwide operations. These leases expire at various dates through 2023. Minimum rent is expensed on a straight-line basis over the term of the lease. At December 31, 2006, future minimum rental payments due under noncancelable leases were:

2007	$3,581
2008	2,864
2009	2,118
2010	1,771
2011	1,432
Thereafter	4,306

Total minimum operating lease payments	$16,072

Operating lease rental expense was $4,547, $4,140 and $3,860 during the years ended December 31, 2006, 2005 and 2004, respectively.

Warranties

The Company offers warranties on certain products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The Company estimates the costs that may be incurred under its warranties and records a liability for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. Changes in the Company’s combined short-term and long-term warranty liabilities during the year ended December 31, 2006 and 2005 are as follows:

Balance at December 31, 2004	$3,105
Warranties provided during period	3,753
Settlements made during period	(3,530)
Changes in liability estimates, including expirations and currency effects	(833)

Balance at December 31, 2005	2,495
Warranties provided during period	3,409
Settlements made during period	(3,255)
Changes in liability estimates, including expirations and currency effects	320

Balance at December 31, 2006	$2,969

Collective Bargaining and Union Agreements

Approximately 75% of the Company’s employees are subject to various collective bargaining agreements or are members of trade unions, predominantly outside of the United States. Approximately 73% of these employees are covered by agreements that expire during 2007.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2006

Legal Proceedings

Stockholder Litigation

On June 7, 2006, a purported class action complaint was filed in the United States District Court for the District of Massachusetts on behalf of a putative class of investors who purchased shares pursuant or traceable to our initial public offering on or about May 16, 2005 through November 15, 2005 against the Company, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer. The Company was served with the complaint on June 8, 2006. The complaint concerns the Company’s initial public offering of common stock and alleges violations of Sections 11 and 12(a)(2) and liability under Section 15 of the Securities Act of 1933. The plaintiff seeks rescission rights, attorneys’ fees and other costs and unspecified damages on behalf of a purported class of purchasers of the Company’s common stock “pursuant and/or traceable to the Company’s IPO on or about May 16, 2005 through November 15, 2005.” The Company believes that the complaint is without merit and intends to defend the litigation vigorously.

The Company is involved in various legal matters, which have arisen in the ordinary course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its financial position, results of operations or cash flow.

Environmental Matters

In connection with the closure of certain manufacturing facilities under its restructuring programs, the Company had conducted environmental site assessments which had indicated contamination at two sites. As of December 31, 2006, the Company has an accrual of $2,332 representing management’s best estimate of the probable and reasonably estimable costs related to this environmental remediation. The Company had recorded costs of $850 and $3,750 in 2005 and 2004, respectively, for remediation costs related to contamination at these sites. Remediation at the first site is complete and no further costs are expected to be incurred. In the fourth quarter of 2006, the Company started to remove the contaminated soil at the second site, which was completed in February, 2007. During the removal of this contaminated soil from late November 2006 through February 2007, significant additional waste materials and contaminated soil were discovered which resulted in the additional charges recorded in the fourth quarter of 2006. The Company recorded an additional charge of $3,072 in the fourth quarter of 2006 related to such remediation efforts, which is net of a settlement of $205 received from a potentially responsible party. Based on the removal of the contaminated soil at the second site, the Company believes that no further significant costs will be incurred above the accrued amount as of December 31, 2006. These costs were classified in general and administrative expenses and accrued expenses. The Company paid $2,506, $2,806 and $186 of environmental costs related to these facilities during the years ended December 31, 2006, 2005 and 2004, respectively. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of such matters will not have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

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

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2006

The Company adopted the modified prospective method permitted under SFAS No. 123R. Under this transition method, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, compensation expense is recognized on all share-based payments granted prior to, but not yet vested, as of December 31, 2005 and for share-based payments granted subsequent to December 31, 2005. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated. Other than RSUs granted as dividends, which are charged against accumulated deficit under SFAS No. 123R, and RSUs granted to non-employee directors, which vest immediately (see discussion below under “2005 Equity Incentive Plan”), the Company did not have any share-based grants during 2006; however, under the provisions of SFAS No. 123R, for outstanding unvested RSUs, compensation expense of $2,507 and a related tax benefit thereon of $210 were recorded for 2006.

Under the provisions of APB No. 25, which has been superceded by SFAS No. 123R, compensation expense and the related tax benefit thereon for 2006 would have been $2,015 and $169, respectively. Under APB No. 25, no compensation expense was recorded relating to performance-based RSUs because management had determined that it was unlikely that performance targets will have been met. The adoption of SFAS No. 123R reduced the Company’s 2006 earnings per share by $0.01. For compensation expense related to 2005, see Stock Options and Restricted Stock below.

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

A summary of RSUs outstanding as of December 31, 2006 and their vesting dates is as follows:

	Vesting Dates	Number of RSUs
Time-based RSUs	Annually, in varying amounts, on May 19, 2007 and 2008	309,154	(1)

Performance-based RSUs	May 19, 2009, assuming performance criteria are achieved	710,173

Performance-based RSUs	May 19, 2007, assuming performance criteria are achieved	20,834

Non-employee directors’ RSUs	Date of grant	27,219

Total RSUs outstanding		1,067,380

(1)	Amount herein does not include 112,666 RSUs that vested on May 19, 2006 (see discussion below).

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2006

Certain time-based RSUs and all non-employee director RSUs automatically adjust to reflect awards of additional RSUs upon payment of dividends by the Company. Outstanding RSUs that were awarded during 2006 in connection with the payment of dividends are included in the table below. During 2006, 14,862 additional time-based RSUs and 1,771 additional non-employee director RSUs were issued in connection with the payments of dividends that occurred in 2006. These dividend RSUs were charged to accumulated deficit, in accordance with SFAS No. 123R.

Additionally, 74,569 shares of common stock underlying 112,666 time-based RSUs that vested on May 19, 2006 were issued during 2006; the remaining 38,097 RSUs were withheld from issuance to satisfy minimum tax withholding requirements related to the issuance of such shares to the recipients.

RSU activity during the year ended December 31, 2006, is presented below.

	Number of RSUs	Price Range of Grant-Date Fair Value Per RSU	Weighted Average Grant-Date Fair Value Price Per RSU
Outstanding, December 31, 2005	1,240,082	$8.40 – 12.01	$11.64
Granted (as dividends)	16,633	8.92 – 11.04	9.72
Granted (non-dividends)	12,500	9.56	9.56
Forfeited	(89,169)	11.66	11.66
Issued or withheld for tax withholding purposes	(112,666)	8.92 – 11.66	11.58

Outstanding, December 31, 2006	1,067,380	$8.40 – 12.01	$11.59

Vested, December 31, 2006 (1)	27,219	$8.40 – 12.01	$10.55

(1)	common stock underlying these RSUs will be issued to the directors upon termination of their service as members of the Board and/or a change in control, as defined. The total grant-date fair value of such non-employee directors RSUs that vested during 2006 was $137.

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

December 31, 2006

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

Expense

The Company used the graded attribution method to recognize expense for all RSUs granted prior to the adoption of SFAS 123R. The expense associated with the unvested portion of the time-based pre-adoption grants will continue to be expensed using the graded attribution method. As a result of adopting SFAS 123R on January 1, 2006, the Company will use the straight-line attribution method to recognize expense for RSUs granted after December 31, 2005.

As the time-based and performance-based RSUs require continued employment up to the time of vesting, the amount of stock-based compensation recognized during a period is required to include an estimate of forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is related to employee attrition and based on a historical analysis of its employee turnover; the Company currently estimates that approximately 15% of time-based and performance-based RSUs will be forfeited. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will be only for those shares that meet the requirements of continued employment up to the time of vesting.

As of December 31, 2006, there was approximately $3,400 of total unrecognized compensation expense related to unvested share-based awards which is expected to be recognized over a weighted average period of 2.0 years.

Stock Options and Restricted Stock

Prior to its initial public offering on May 19, 2005 (see Note 2), the Company’s former parent had stock options and restricted stock outstanding. All such stock options and restricted stock vested in connection with the consummation of the Company’s initial public offering which occurred on May 19, 2005, at which time the Company measured and recorded compensation expense of $15,507 related to these options and restricted stock based on their then current fair value in accordance with APB No. 25. Therefore, the adoption of SFAS No. 123R with respect to these share-based payments would not have had a significant impact on the Company’s financial position or results of operations for 2005 because the pro forma net loss under SFAS No. 123R and the reported

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2006

net loss are identical. These stock options and restricted stock are no longer outstanding after the completion of the initial public offering on May 19, 2005 and therefore would not have had any impact on the Company’s financial position or results of operations after this date.

The Company accounted for RSUs granted on May 19, 2005 under the 2005 Plan in accordance with APB No. 25 and, accordingly, had recorded compensation expense of $1,845 for 2005 related to the non-employee directors and time-based RSUs. No compensation expense was recorded relating to performance-based RSUs because management had determined that it was unlikely that performance targets will have been met. Had compensation expense for the RSUs and prior stock options and restricted stock been determined based upon the fair value recognition provisions of SFAS No. 123, the net loss and the effect on net loss per share would have been as follows:

	For the Year Ended December 31,
	2005	2004
Net loss, as reported	$(2,094)	$(14,096)
Add back: Stock based compensation expense reported, net of related tax effects, for prior options and restricted stock	14,116	—
Add back: Stock based compensation expense reported, net of related tax effects, for time-based RSUs	1,680	—
Less: Stock based compensation expense, net of related tax effect, for prior options and restricted stock	(14,116)	—
Less: Stock based compensation expense, net of related tax effect, for all RSUs	(2,346)	—

Net loss, pro forma	$(2,760)	$(14,096)

As reported—basic and diluted	$(0.05)	$(0.45)

Pro-forma—basic and diluted	$(0.07)	$(0.45)

15. Dividends

The Company paid cash dividends of $0.90 per share and $0.33 per share during the years ended December 31, 2006 and 2005, respectively. See Note 18 for subsequent event related to dividends.

16. Restructuring and Impairments Expense

Restructuring and impairments expense included in the statements of operations are the result of the Company’s long-term strategy to reduce production costs and improve long-term competitiveness. Restructuring and impairments expense consists principally of severance costs related to reductions in work force and of facility costs and impairments of assets principally related to closing facilities and/or shifting production from one facility to another. Facility costs are principally comprised of costs to relocate assets to the Company’s other facilities, operating lease termination costs and other associated costs.

In 2004, the Company charged a total of $19,533 for restructuring and impairments-related expense against earnings in the Clothing and Rolls segments, consisting of $14,972 and $4,561, respectively. This was based on

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2006

the closure and/or transfer of production from certain of its manufacturing facilities. Additionally, the Company initiated headcount reductions of its non-hourly employees in the fourth quarter of 2004, that were completed by the second half of 2005 and which eliminated approximately 100 positions of the Company’s worldwide workforce.

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

In 2005, the Company charged a total of $11,958 for restructuring and impairments-related expense against earnings in the Clothing and Rolls segments, consisting of $9,153 and $2,805, respectively. During 2005, the Company closed the clothing manufacturing facility and a small roll covers manufacturing facility in the United Kingdom which resulted in restructuring and impairments expense of $7,009 in 2005. Also in 2005, the Company reorganized its European roll covers business primarily through the realignment of administrative functions and headcount reductions. These programs resulted in restructuring and impairments expenses of $2,484 in 2005.

The closures of facilities under restructuring programs that were commenced prior to 2005 resulted in a charge of approximately $2,465 during 2005.

In 2006, the Company charged a total of $4,736 for restructuring and impairments-related expense against earnings in the Clothing, Rolls and Corporate segments consisting of $2,260, $2,320 and $156, respectively. In 2006, $2,286 of the restructuring and impairments expense related to the reorganization of the Company’s European management structure along functional lines during the third quarter of 2006. In March 2007, the Company announced that it will be closing a roll covers manufacturing facility in the first half of 2007. The Company recorded asset impairment charges of $2,095 in the fourth quarter of 2006, of which $1,700 related to the roll covers manufacturing facility above. The Company also expects to implement cost reduction programs in 2007 designed to improve its fixed overhead structure and expects to incur significant restructuring expenses in 2007.

The table below sets forth the significant components and activity in the restructuring program and asset impairments during 2006:

	Balance at December 31 2005	Charges	Write- offs	Cash Payments	Balance at December 31 2006
Severance	$1,615	$2,286	$—	$(2,952)	$949
Facility costs	282	355	—	(637)	—
Asset impairment	—	2,095	(2,095)	—	—

Total	$1,897	$4,736	$(2,095)	$(3,589)	$949

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2006

The table below sets forth the significant components and activity in the restructuring program and asset impairments during 2005:

	Balance at December 31 2004	Charges	Write- offs	Cash Payments	Balance at December 31 2005
Severance	$1,870	$6,084	$—	$(6,339)	$1,615
Facility costs	78	5,699	—	(5,495)	282
Asset impairment	—	175	(175)	—	—

Total	$1,948	$11,958	$(175)	$(11,834)	$1,897

The table below sets forth the significant components and activity in the restructuring program and asset impairments during 2004:

	Balance at December 31 2003	Charges	Write- offs	Cash Payments	Balance at December 31 2004
Severance	$1,768	$3,839	$—	$(3,737)	$1,870
Facility costs	39	5,363	—	(5,324)	78
Asset impairment	—	10,331	(10,331)	—	—

Total	$1,807	$19,533	$(10,331)	$(9,061)	$1,948

17. Business Segment and Geographic Region Information

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

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2006

Summarized financial information for the Company’s reportable segments is presented in the tables that follow for each of the three years in the period ended December 31, 2006.

	Clothing	Roll Covers	Corporate	Eliminations	Total
2006:
Net sales	$387,449	$213,990	$—	$—	$601,439
Depreciation and amortization (1)	30,679	14,549	164	—	45,392
Segment Earnings (Loss)	97,786	55,378	(15,038)	—
Total assets	552,787	451,350	770,473	(783,884)	990,726
Capital expenditures	19,327	12,437	692	—	32,456
2005:
Net sales	$383,187	$199,233	$—	$—	$582,420
Depreciation and amortization (1)	30,040	15,196	127	—	45,363
Segment Earnings (Loss)	103,515	56,431	(10,735)	—
Total assets	556,222	417,664	839,127	(829,097)	983,916
Capital expenditures	27,113	8,586	130	—	35,829
2004:
Net sales	$377,868	$204,612	$—	$—	$582,480
Depreciation and amortization (1)	32,368	15,146	163	—	47,677
Segment Earnings (Loss)	111,449	60,720	(6,845)	—
Total assets	600,386	457,286	765,082	(802,889)	1,019,865
Capital expenditures	25,474	10,825	294	—	36,593

(1)	Depreciation and amortization excludes amortization of financing costs of $3,726, $3,037 and $984 for 2006, 2005 and 2004, respectively.

Provided below is a reconciliation of Segment Earnings (Loss) to income before provision for income taxes for each of the three years in the period ended December 31, 2006:

	2006	2005	2004
Segment Earnings (Loss):
Clothing	$97,786	$103,515	$111,449
Roll Covers	55,378	56,431	60,720
Corporate	(15,038)	(10,735)	(6,845)
Non-cash compensation and related expenses	(2,507)	(17,352)	(4,374)
Net interest expense	(41,620)	(49,817)	(67,235)
Depreciation and amortization (2)	(45,392)	(45,363)	(47,677)
Restructuring and impairments expenses	(4,736)	(11,958)	(19,533)
Unrealized foreign exchange gain (loss) on revaluation of debt	(964)	3,952	(5,606)
Write off of costs related to previously contemplated offering of income deposit securities	—	—	(7,429)
Expenses related to reorganization of Brazilian subsidiaries	—	(4,144)	(925)
Loss on early extinguishment of debt	—	(4,886)	—
Expenses related to initial public offering and refinancing	(116)	(7,820)	—

Income before provision for income taxes	$42,791	$11,823	$12,545

(2)	Net of amortization of deferred finance costs that are charged to interest expense.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2006

Information concerning principal geographic areas is set forth below. Net sales amounts are by geographic area of product destination. Net sales amounts are for the years ended December 31 and property, plant and equipment amounts are as of December 31.

	North America	Europe	Asia- Pacific	Other	Total
2006:
Net sales (3)	$245,192	$216,412	$79,105	$60,730	$601,439
Property, plant and equipment (4)	120,014	183,625	31,293	40,247	375,179

2005:
Net sales (3)	$233,024	$211,430	$73,393	$64,573	$582,420
Property, plant and equipment (4)	119,146	173,853	32,285	36,834	362,118

2004:
Net sales (3)	$222,422	$218,762	$80,968	$60,328	$582,480
Property, plant and equipment (4)	110,987	210,669	38,082	33,883	393,621

(3)	Included in North America are net sales in the United States of $180,646, $173,018 and $160,803 for 2006, 2005 and 2004, respectively.
(4)	Included in North America are property, plant and equipment in the United States of $84,798, $77,642 and $75,909 as of December 31, 2006, 2005 and 2004, respectively.

18. Subsequent Events

Dividends

In February, 2007 the Company established a dividend reinvestment plan (“DRIP”) that allows shareholders of record to elect to receive all or part the dividends on shares of the Company’s common stock that otherwise would be paid in cash in the form of additional shares of common stock. Pursuant to a letter agreement with the Company dated December 22, 2006, Apax WW Nominees Ltd. and Apax-Xerium APIA LP (collectively the “Apax entities”) agreed that they will participate in the DRIP through December 31, 2007 at a level such that at a minimum 50% of each dividend otherwise payable in cash on our common stock, including shares not held by Apax entities, is reinvested in the Company’s common stock through the DRIP, provided that the Apax entities are not required to reinvest more than 100% of the cash dividends payable to them with respect to such dividend declaration. As of December 31, 2006, the Company had 43,799,662 shares of common stock outstanding, of which 22,897,712 were held by the Apax entities. The Apax entities have made no commitment to participate in the DRIP beyond 2007.

On February 20, 2007, our Board of Directors declared a cash dividend of $0.225 per share of common stock payable on March 15, 2007 to shareholders of record at the close of business on March 5, 2007. In connection with this dividend, and per the Company’s DRIP and agreement noted above, the Company will issue shares of common stock in lieu of cash dividends on up to 50% of its outstanding common stock.

XERIUM TECHNOLOGIES, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(dollars in thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Classification	Balance at Beginning of Year	Charged to Cost and Expense	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year
For the year-ended December 31, 2006:
Allowance for doubtful accounts	$2,277	$2,055	$203	$(315)	$4,220
For the year-ended December 31, 2005:
Allowance for doubtful accounts	$2,034	$668	$(76)	$(349)	$2,277
For the year-ended December 31, 2004:
Allowance for doubtful accounts	$2,313	$371	$122	$(772)	$2,034

ALLOWANCE FOR SALES RETURNS

Classification	Balance at Beginning of Year	Charged to Revenue	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year
For the year-ended December 31, 2006:
Allowance for sales returns	$5,510	$6,025	$398	$(6,485)	$5,448
For the year-ended December 31, 2005:
Allowance for sales returns	$4,630	$8,529	$(298)	$(7,351)	$5,510
For the year-ended December 31, 2004:
Allowance for sales returns	$3,697	$4,871	$185	$(4,123)	$4,630

ALLOWANCE FOR CUSTOMER REBATES

Classification	Balance at Beginning of Year	Charged to Revenue	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year
For the year-ended December 31, 2006:
Allowance for customer rebates	$2,036	$2,060	$178	$(1,885)	$2,389
For the year-ended December 31, 2005:
Allowance for customer rebates	$2,425	$2,324	$(169)	$(2,544)	$2,036
For the year-ended December 31, 2004:
Allowance for customer rebates	$3,171	$2,569	$129	$(3,444)	$2,425

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of Xerium Technologies, Inc.

3.2(1)	Amended and Restated By-Laws of Xerium Technologies, Inc.

4.1(1)	Registration Rights Agreement by and among Xerium Technologies, Inc. and certain of its investors.

4.2(2)	Form of Stock Certificate for Common Stock, incorporated by reference to Exhibit 4.2 to Xerium Technologies, Inc.’s Registration Statement on Form S-1/A filed on May 3, 2005, Registration Number 333-114703.

4.3(9)	Dividend Reinvestment Plan, incorporated by reference to 8-K filed February 20, 2007.

10.1(1)	Credit Agreement, dated as of May 18, 2005 among Xerium Technologies, Inc. and certain financial institutions as the Lenders.

10.2(1) +	Employment Agreement with Thomas Gutierrez.

10.3(1) +	Employment Agreement with Michael O’Donnell.

10.4(1) +	Employment Agreement with Josef Mayer and supplemental Agreement.

10.5(1) +	Employment Agreement with Miguel Quiñonez.

10.6(1) +	Employment Agreement with Douglas Milner.

10.7(1) +	2005 Equity Incentive Plan.

10.8(4) +	Xerium Technologies, Inc. 2006 Cash Incentive Bonus Plan.

10.9(2) +	Form of Performance-Based Restricted Stock Units Agreement for Executive Officers.

10.10(2) +	Form of Time-Based Restricted Stock Units Agreement for Executive Officers.

10.11(2) +	Form of Restricted Stock Units Agreement for Directors.

10.12(3)	Amendment No. 1 to Credit Agreement, dated as of February 8, 2006, among Xerium Technologies, Inc. and certain financial institutions as the Lenders.

10.13(4) +	Form of 2006 Award for Executive Officers under the Xerium Technologies, Inc. 2006 Cash Incentive Bonus Plan.

10.14(5) +	Supplemental Agreement No. 3 to Managing Director Service Contract between Xerium Germany Holding GmbH and Josef Mayer dated July 26, 2006.

10.15(6) +	Amended and Restated Service Contract with John Badrinas.

10.16(7)	Amendment No. 2 to Credit Agreement, dated as of December 22, 2006, among Xerium Technologies, Inc. and certain financial institutions as the Lenders.

10.17(8)	Letter Agreement, dated as of December 22, 2006, by and among Xerium Technologies, Inc., Apax WWW Nominees Ltd. AE4, Apax WW Nominees Ltd. and Apax Xerium APIA LP.

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young to Xerium Technologies, Inc.

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit to the Registrant’s quarterly report on 10-Q for the quarter ended March 31, 2005 filed on June 23, 2005.
(2)	Incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1/A filed on May 3, 2005, Registration Number 333-114703.
(3)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2006, and incorporated herein by reference.
(4)	Incorporated by reference the same numbered exhibit to the Registrant’s Annual Report on Form 10-K filed on March 2, 2006.
(5)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 27, 2006, and incorporated herein by reference.
(6)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2006, and incorporated herein by reference.
(7)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2006, and incorporated herein by reference.
(8)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 22, 2006, and incorporated herein by reference.
(9)	Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on February 20, 2007, and incorporated herein by reference.
+	Management contract or compensatory arrangement or plan.