Form 10-Q
period 2007-03-31
XERIUM TECHNOLOGIES INC
filed 2007-05-09
CIK 1287151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 001-32498

Xerium Technologies, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	42-1558674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of May 7, 2007 was 43,434,325.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Xerium Technologies, Inc.

Condensed Consolidated Balance Sheets—(Unaudited)

(dollars in thousands, except per share data)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$17,718	$16,816
Accounts receivable (net of allowance for doubtful accounts of $4,690 at March 31, 2007 and $4,220 at December 31, 2006)	103,893	109,694
Inventories	110,887	103,853
Prepaid expenses	6,645	4,426
Other current assets	18,191	19,273

Total current assets	257,334	254,062
Property and equipment, net	376,533	375,179
Goodwill	318,681	318,019
Intangible assets and deferred financing costs, net	35,196	37,151
Other assets	6,336	6,315

Total assets	$994,080	$990,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$9,222	$10,571
Accounts payable	37,334	39,778
Accrued expenses	51,219	48,574
Current maturities of long-term debt	7,467	10,110

Total current liabilities	105,242	109,033
Long-term debt, net of current maturities	622,919	618,379
Deferred and long term taxes	42,760	40,479
Pension, other postretirement and postemployment obligations	109,046	106,255
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares outstanding as of March 31, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 44,434,325 and 43,799,662 shares outstanding as of March 31, 2007 and December 31, 2006	444	438
Paid-in capital	207,285	201,563
Accumulated deficit	(85,350)	(74,572)
Accumulated other comprehensive loss	(8,266)	(10,849)

Total stockholders’ equity	114,113	116,580

Total liabilities and stockholders’ equity	$994,080	$990,726

See accompanying notes.

Xerium Technologies, Inc.

Condensed Consolidated Income Statements – (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Net sales	$143,958	$146,732
Costs and expenses:
Cost of products sold	82,956	85,029
Selling	19,259	18,565
General and administrative	18,031	16,620
Restructuring and impairments	4,133	222
Research and development	2,554	2,561

	126,933	122,997

Income from operations	17,025	23,735
Interest expense	(10,871)	(10,634)
Interest income	247	623
Foreign exchange loss	(396)	(136)

Income before provision for income taxes	6,005	13,588
Provision for income taxes	1,867	4,050

Net income	$4,138	$9,538

Net income per share:
Basic	$0.09	$0.22

Diluted	$0.09	$0.22

Shares used in computing net income per share:

Basic	43,912,491	43,725,093

Diluted	44,076,366	43,817,839

Dividends per common share:	$0.225	$0.225

See accompanying notes.

Xerium Technologies, Inc.

Condensed Consolidated Statements of Cash Flows—(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net income	$4,138	$9,538
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	535	778
Depreciation	9,888	9,937
Amortization of intangibles	1,111	1,043
Deferred financing cost amortization	918	923
Unrealized foreign exchange loss on revaluation of debt	19	392
Deferred taxes	(657)	4,287
Asset impairment	389	—
(Gain) loss on disposition of property and equipment	78	(22)
Change in assets and liabilities which provided (used) cash:
Accounts receivable	6,811	(2,202)
Inventories	(5,815)	(3,371)
Prepaid expenses	(2,219)	(2,097)
Other current assets	1,639	(444)
Accounts payable and accrued expenses	(2,848)	(11,921)
Deferred and other long term liabilities	1,267	(3,127)

Net cash provided by operating activities	15,254	3,714

Investing activities
Capital expenditures, gross	(7,101)	(8,110)
Proceeds from disposals of property and equipment	64	131
Payment for acquisitions, net of cash acquired	—	(6,912)
Other	95	20

Net cash used in investing activities	(6,942)	(14,871)

Financing activities
Net increase in borrowings (maturities of 90 days or less)	(327)	1,872
Proceeds from borrowings (maturities longer than 90 days)	2,494	155
Principal payments on debt	(5,722)	(7,581)
Cash dividends on common stock	(4,700)	(9,838)
Other	—	(829)

Net cash used in financing activities	(8,255)	(16,221)

Effect of exchange rate changes on cash flows	845	1,926

Net increase (decrease) in cash	902	(25,452)
Cash and cash equivalents at beginning of period	16,816	59,976

Cash and cash equivalents at end of period	$17,718	$34,524

Supplemental schedule of noncash investing and financing activities:
The Company purchased all of the capital stock and manufacturing facility of Coldwater Covers, Inc. for $6,961 and assumed liabilities as follows:
Fair value of assets acquired	$—	$7,020
Cash paid for capital stock and manufacturing facility	—	(6,961)

Liabilities assumed	$—	$59

Common stock issued in lieu of cash dividends pursuant to the Dividend Reinvestment Plan	$5,152	$—

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

2. Interim Financial Statements

The accompanying unaudited condensed consolidated interim financial statements at March 31, 2007 and for the three months ended March 31, 2007 and 2006 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006.

3. Accounting Policies

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

The Company’s derivative activities are as follows:

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

3. Accounting Policies - (continued)

(i) Cash Flow Hedges

The Company’s interest rate swap agreements effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. The fair value of the interest rate derivative contracts was approximately $8,210 and $9,710 at March 31, 2007 and December 31, 2006, respectively, and is included in other current assets. All changes in the fair value of these contracts are recorded in accumulated other comprehensive loss.

The Company has entered into interest rate swap contracts that effectively fix the interest rate on 90% of its term loan credit facility through June 30, 2008. As of March 31, 2007 the weighted average interest rate on the effectively fixed portion of the term loan facility was 6.12%; the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 7.21%.

The Company, from time to time, enters into foreign exchange forward contracts to fix currencies at specified rates based on expected future cash flows to protect against the fluctuations in cash flows resulting from sales denominated in foreign currencies over the next year. The fair value of these contracts is recognized at fair value based on market exchange forward rates. The fair value of these contracts amounted to $57 and $123 at March 31, 2007 and December 31, 2006, respectively. The change in fair value of these contracts is included in accumulated other comprehensive loss.

(ii) Fair Value Hedges

The Company is subject to exposure from fluctuations in foreign currencies. To manage this exposure, the Company uses foreign exchange forward contracts. The value of these contracts is recognized at fair value based on forward market exchange rates and the change in the fair value of these contracts is included in foreign exchange gain (loss). The amount was not material to the Company’s consolidated income statements for the three months ended March 31, 2007 and 2006.

Goodwill

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Accounting for Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 requires that goodwill and intangible assets that have indefinite lives not be amortized but, instead, must be tested at least annually for impairment or whenever events or business conditions warrant. The Company performs the test for goodwill impairment as of December 31st each year. The results of the test as of December 31, 2006 indicated that there was no impairment of goodwill.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

3. Accounting Policies - (continued)

Net Income Per Common Share

Net income per common share has been computed and presented pursuant to the provisions of SFAS No. 128, Earnings per Share (“SFAS No. 128”). Net income per share is based on the weighted-average number of shares outstanding during the period. As of March 31, 2007 and 2006, the Company had outstanding restricted stock units (“RSUs”), the majority of which were granted in 2005 (see Note 13). For the three months ended March 31, 2007 and 2006, the dilutive effect of potential future issuances of common stock underlying the Company’s time-based and non-employee director RSUs was computed using the average market price for the respective period. The calculation of diluted earnings per share for the three months ended March 31, 2007 and 2006 excludes the Company’s performance-based RSUs that are based on shareholder targets because the performance criteria have not been contingently achieved and therefore the RSUs are not contingently issuable. In March 2007, the Company granted 368,350 performance-based RSUs to certain officers and employees of the Company that are based on achieving a performance metric based upon 2007 Adjusted EBITDA, as defined in the Company’s senior credit facility as in effect on March 29, 2007. The calculation of diluted earnings per share for the three months ended March 31, 2007 excludes the impact of these Adjusted EBITDA based RSUs because at March 31, 2007, the Company determined that it was not probable that the performance conditions will be achieved.

The following table sets forth the computation of basic and diluted earnings weighted average shares:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Weighted-average common shares outstanding—basic	43,912,491	43,725,093
Dilutive effect of stock-based compensation awards outstanding	163,875	92,746

Weighted-average common shares outstanding—diluted	44,076,366	43,817,839

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation. The Company has reclassified certain costs previously recorded in general and administrative expense to cost of sales, selling expenses and research and development expenses for prior periods to conform to the current period presentation.

New Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The Company adopted FIN 48 on January 1, 2007 and recorded the $3,323 cumulative effect of adopting FIN 48 as an increase to accumulated deficit and to current and long term income taxes payable. See Note 6 for further discussion related the adoption of FIN 48.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

3. Accounting Policies - (continued)

New Accounting Standards – (continued)

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). This pronouncement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on its balance sheet, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for defined benefit plans and the accumulated postretirement benefit obligation for other postretirement plans). SFAS No. 158 also requires an employer to recognize changes in its funded status in the year in which the changes occur through comprehensive income. The Company adopted the funded status provisions of SFAS No. 158 as of December 31, 2006. In addition, effective for fiscal years ending on or after December 15, 2008, this statement requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet, with limited exceptions. Earlier application of this provision is encouraged and accordingly, the Company changed the September 30 measurement date of its U.S. pension and postretirement plans to December 31 for the fiscal year ending December 31, 2007. The Company remeasured the plan assets and obligations of its U.S. plans using the remeasurement method allowed under SFAS No. 158 and, accordingly, as of January 1, 2007, recognized a $1,700 increase to accumulated deficit, a $500 decrease to accumulated other comprehensive loss and a $1,200 increase to pension, other postretirement and postemployment obligations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “Fair Value Option”). Unrealized gains and losses on items for which the Fair Value Option has been elected are reported in earnings. The Fair Value Option is applied instrument by instrument (with certain exceptions), is irrevocable (unless a new election date occurs) and is applied only to an entire instrument. The effect of the first remeasurement to fair value is reported as a cumulative-effect adjustment to the opening balance of retained earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 with earlier application permitted, subject to certain conditions. The Company believes that the adoption of SFAS No. 159 will not have a material effect on its financial position or results of operations.

4. Inventories

The components of inventories are as follows at:

	March 31, 2007	December 31, 2006
Raw materials	$24,574	$23,221
Work in process	40,600	38,839
Finished units	45,713	41,793

	$110,887	$103,853

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

5. Debt

In March 2007, the Company made a mandatory debt repayment of $4,075 based on the difference between its “pre-dividend free cash flow”, as defined in its credit facility agreement, and cash dividends paid in the prior year.

On May 2, 2007, the Company amended its credit facility agreement with the lenders thereunder to modify certain covenants, ratios and definitions and, in addition to other limitations on dividends, to limit the amount of any quarterly dividends payable on the Company’s common stock to not more than $0.1125 per share. In connection with the amendment, the Company paid an amendment fee of $1,500, as well as other fees and expenses. See Note 15 for further discussion related to the amendment.

6. Income Taxes

The Company adopted FIN 48 on January 1, 2007 and, accordingly, recorded a cumulative effect increase of $3,323 to accumulated deficit, an increase of $627 to income taxes payable and an increase of $2,696 to deferred and long term taxes for uncertain tax positions. On January 1, 2007, the Company had $4,126 in unrecognized tax benefits, the recognition of which would have an effect of $3,779 on the effective tax rate. The Company recorded an increase of its unrecognized tax benefits of approximately $100 during the first quarter.

The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense. As of March 31, 2007, the Company has approximately $600 of accrued interest related to uncertain tax positions.

The tax years 2000 through 2006 remain open to examination by the major taxing jurisdictions to which the Company and its subsidiaries are subject.

The Company utilizes the asset and liability method for accounting for income taxes in accordance with SFAS No. 109. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company reduces the deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Relevant evidence, both positive and negative, is considered in determining the need for a valuation allowance. Information evaluated includes our financial position and results of operations for the current and preceding years as well as an evaluation of currently available information about future years. Because of the Company’s accumulated loss position in certain tax jurisdictions on March 31, 2007, and the uncertainty of profitability in future periods, the Company continues to have valuation allowances for deferred tax assets primarily related to net operating loss carryforwards in the United States, the United Kingdom and Sweden.

The Company’s effective tax rate of 31% for the three months ended March 31, 2007 is less than the statutory United States tax rate of 35% primarily due to the income generated in certain taxing jurisdictions being offset by net operating loss carryforwards for which the Company did not previously record a benefit. This was partially offset by the tax effect of forecasted operating losses in taxing jurisdictions for which valuation allowances have been recognized due to the uncertainty surrounding the future utilization of such net operating loss carryforwards.

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

The Company also sponsors various unfunded defined contribution plans that provide for retirement benefits to employees, most of which are in accordance with local government requirements.

Also, the Company sponsors an unfunded plan that offers the opportunity to obtain health care benefits to substantially all retired U.S. employees and their covered dependents and beneficiaries. A portion of this plan is contributory, with retiree contributions adjusted periodically. Eligibility varies according to date of hire, age and length of service. Certain retirees also have a life insurance benefit provided at no cost.

As required by SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003), the following tables summarize the components of net periodic benefit cost:

Defined Benefit Plans

	Three Months Ended
	March 31, 2007	March 31, 2006
Service cost	$1,791	$1,601
Interest cost	1,568	1,348
Expected return on plan assets	(1,209)	(904)
Amortization of prior service cost	40	26
Amortization of net loss	245	252

Net periodic benefit cost	$2,435	$2,323

Other Postretirement Benefit Plans

	Three Months Ended
	March 31, 2007	March 31, 2006
Service cost	$172	$108
Interest cost	554	655
Amortization of prior service cost	(116)	(116)
Amortization of net loss	16	172

Net periodic benefit cost	$626	$819

8. Comprehensive Income and Accumulated Other Comprehensive Loss

Comprehensive loss for the period ended March 31, 2007 and 2006 are as follows:

	Three Months Ended
	March 31, 2007	March 31, 2006
Net income	$4,138	$9,538
Foreign currency translation adjustments	3,102	7,036
Minimum pension liability/SFAS No. 158 Liability	994	(83)
Change in value of derivative instruments	(1,513)	3,968

Comprehensive income	$6,721	$20,459

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

8. Comprehensive Income and Accumulated Other Comprehensive Loss—(continued)

The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability/SFAS No. 158 Liability (Note 3)	Change in Value of Derivative Instruments (Note 3)	Accumulated Other Comprehensive Loss
Balance at December 31, 2006	$(615)	$(19,752)	$9,518	$(10,849)
Current period change, net of tax	3,102	994	(1,513)	2,583

Balance at March 31, 2007	$2,487	$(18,758)	$8,005	$(8,266)

9. Warranties

The Company offers warranties on certain products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The Company estimates the costs that may be incurred under its warranties and records a liability for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. Changes in the Company’s combined short-term and long-term warranty liabilities during the three months ended March 31, 2007 are as follows:

Balance at December 31, 2006	$2,969
Warranties provided during period	390
Settlements made during period	(336)
Changes in liability estimates, including expirations and currency effects	(74)

Balance at March 31, 2007	$2,949

10. Restructuring and Impairments Expense

Restructuring and impairments expense included in the Company’s income statements are the result of its long-term strategy to reduce production costs and improve long-term competitiveness. Restructuring and impairments expense consists principally of severance costs related to reductions in work force and of facility costs and impairments of assets related to closing facilities and/or shifting production from one facility to another. Facility costs are principally comprised of costs to relocate assets to the Company’s other facilities, operating lease termination costs and other associated costs.

The table below sets forth for the three months ended March 31, 2007, the significant components and activity under restructuring programs.

	Balance at December 31, 2006	Charges	Write-offs	Cash Payments	Balance at March 31, 2007
Severance	$949	$3,282	$—	$(1,049)	$3,182
Asset impairment	—	389	(389)	—	—
Facility costs and other	—	462	—	—	462

Total	$949	$4,133	$(389)	$(1,049)	$3,644

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(dollars in thousands, except per share information)

10. Restructuring and Impairments Expense—(continued)

Restructuring and impairments expense by segment, which is not included in Segment Earnings (Loss) in Note 11, is as follows:

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Clothing	$1,698	$222
Roll Covers	2,435	—

Total	$4,133	$222

In March 2007, the Company announced that it will cease manufacturing activity at its roll covers manufacturing facility in the U.K. on March 31, 2007 and recorded restructuring expenses of $1,268 related thereto during the first quarter of 2007. The Company had recorded asset impairment charges of $1,700 related to this facility during the fourth quarter of 2006. In the first quarter of 2007, the Company also initiated the closure of a roll covers manufacturing facility in the U.S. for which restructuring expenses and asset impairments of $205 and $389, respectively, were recorded during the first quarter of 2007. The Company expects to incur additional expenses of approximately $850 during the remainder of 2007 related to these restructuring programs.

During the first quarter of 2007, the Company initiated a program to streamline its operating structure and recorded restructuring expenses of $2,271 related thereto, of which $1,698 was in the clothing segment and $573 in the roll covers segment. The Company expects to incur additional expenses of approximately $1,400 during the remainder of 2007 related to this restructuring program, the majority of which will be in the clothing segment.

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

Summarized financial information for the Company’s reportable segments is presented in the tables that follow for the three months ended March 31, 2007 and 2006, respectively.

	Clothing	Roll Covers	Corporate	Total
Three Months Ended March 31, 2007:
Net sales	$93,333	$50,625	$—	$143,958
Segment Earnings (Loss)	23,748	12,139	(3,572)

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

11. Business Segment Information—(continued)

Three Months Ended March 31, 2006:
Net sales	$95,295	$51,437	$—	$146,732
Segment Earnings (Loss)	27,103	12,494	(3,626)

Segment Earnings (Loss) above excludes restructuring and impairments expense.

Provided below is a reconciliation of Segment Earnings (Loss) to income before provision for income taxes for the three months ended March 31, 2007 and 2006, respectively.

	Three Months Ended March 31,
	2007	2006
Segment Earnings (Loss):
Clothing	$23,748	$27,103
Roll Covers	12,139	12,494
Corporate	(3,572)	(3,626)
Non-cash compensation and related expenses	(535)	(778)
Net interest expense	(10,624)	(10,011)
Depreciation and amortization	(10,999)	(10,980)
Restructuring and impairments expense	(4,133)	(222)
Unrealized foreign exchange loss on revaluation of debt	(19)	(392)

Income before provision for income taxes	$6,005	$13,588

12. Commitments and Contingencies

Legal Proceedings

Stockholder Litigation

On June 7, 2006, a purported class action complaint was filed in the United States District Court for the District of Massachusetts on behalf of a putative class of investors who purchased shares pursuant or traceable to the Company’s initial public offering on or about May 16, 2005 through November 15, 2005 against the Company, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer. The Company was served with the complaint on June 8, 2006. The complaint concerns the Company’s initial public offering of common stock and alleges violations of Sections 11 and 12(a)(2) and liability under Section 15 of the Securities Act of 1933. The plaintiff seeks rescission rights, attorneys’ fees and other costs and unspecified damages on behalf of a purported class of purchasers of the Company’s common stock “pursuant and/or traceable to the Company’s IPO on or about May 16, 2005 through November 15, 2005.” The Company believes that the complaint is without merit and intends to defend the litigation vigorously.

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

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

12. Commitments and Contingencies—(continued)

Environmental Matters

In connection with the closure of certain manufacturing facilities under its restructuring programs, the Company had conducted environmental site assessments which had indicated contamination at two sites. Management believes that both sites have been remediated and no further remediation costs are expected to be incurred. During the first quarter of 2007, the Company paid approximately $2,100 related to the environmental remediation, which costs had been accrued as of December 31, 2006. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of such matters will not have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

13. Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (Revised 2004) (“SFAS No. 123R”), which discontinues the accounting for share-based compensation using APB No. 25 and generally requires that such transactions be recognized in the income statement based on their fair values at the date of grant. The Company adopted the modified prospective method permitted under SFAS No. 123R. Under this transition method, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, compensation expense is recognized on all share-based payments granted prior to, but not yet vested, as of December 31, 2005 and for share-based payments granted subsequent to December 31, 2005. Accordingly, compensation expense of $535 and $778 was recorded for the three months ended March 31, 2007 and 2006, respectively, and a related tax benefit thereon of $51 and $299 was recorded for the three months ended March 31, 2007 and 2006, respectively.

2005 Equity Incentive Plan

Effective May 19, 2005, the Company adopted the 2005 Equity Incentive Plan (the “2005 Plan”). The Board of Directors has authorized 2,500,000 shares for grant under the 2005 Plan. Under the 2005 Plan, time-based and performance-based RSUs (based on shareholder return targets) were granted to officers and employees of the Company in 2005. Non-employee directors were also awarded RSUs under the 2005 Plan in 2005 and 2006. Each RSU represents an equal number of shares of common stock.

To earn common stock under time-based RSUs, generally the grantee must be employed by the Company through the applicable vesting date, which occurs annually on May 19, 2006, 2007 and 2008. To earn common stock under performance-based RSUs, generally defined shareholder return targets must be met over the four years (or two years in the case of 20,834 RSUs) following the completion of the Company’s initial public offering on May 19, 2005 and the grantee must be employed by the Company through May 19, 2009 (or May 19, 2007 in the case of 20,834 RSUs). Awards to directors vest upon grant and the underlying shares are issued to them upon termination of service as a member of the Board of Directors or a change in control, as defined in the 2005 Plan.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

13. Stock-Based Compensation—(continued)

2005 Equity Incentive Plan—(continued)

On March 29, 2007, under the 2005 Plan, the Company granted 368,350 performance-based RSUs to certain officers and employees of the Company. The awards will generally only vest if the individual remains employed by the Company through December 31, 2007 and if a performance metric based upon 2007 Adjusted EBITDA, as defined in the Company’s senior credit facility as in effect on March 29, 2007 and with certain adjustments, equals or exceeds a target level that has been specified by the Compensation Committee of the Board of Directors. If the performance metric equals or exceeds the target level specified, the RSUs will vest on the day the Company files its Annual Report on Form 10-K for fiscal year 2007, and the Company will within thirty days thereafter issue one share of common stock in respect of each fully vested RSU. Under the provisions of SFAS No. 123R, during the first quarter of 2007 no compensation expense was recorded for the performance-based grants that are based on an Adjusted EBITDA target as it is not probable that the performance conditions will be achieved. The probability of achieving the Adjusted EBITDA performance conditions will be reevaluated each reporting period and compensation expense recorded as appropriate.

A summary of RSUs outstanding as of March 31, 2007 and their vesting dates is as follows:

	Vesting Dates	Number of RSUs
Time-based RSUs	Annually, in varying amounts, on May 19, 2007 and 2008	313,401

Performance-based RSUs (shareholder return targets)	May 19, 2009, assuming performance criteria are achieved	710,173

Performance-based RSUs (shareholder return targets)	May 19, 2007, assuming performance criteria are achieved	20,834

Performance-based RSUs (Adjusted EBITDA target)	Date of filing of 2007 Annual Report on Form 10-K	368,350

Non-employee directors’ RSUs	Date of grant	27,859

Total RSUs outstanding		1,440,617

Certain time-based RSUs and all non-employee director RSUs automatically adjust to reflect awards of additional RSUs upon payment of dividends by the Company. Outstanding RSUs that were awarded in connection with the payment of dividends are included in the table below. During the three months ended March 31, 2007, 4,247 additional time-based RSUs and 640 additional non-employee director RSUs were issued in connection with the payment of dividends that occurred on March 15, 2007. These dividend RSUs were charged to accumulated deficit, in accordance with SFAS No. 123R.

RSU activity during the three months ended March 31, 2007, is presented below.

	Number of RSUs	Price Range of Grant-Date Fair Value Price Per RSU	Weighted Average Grant-Date Fair Value Price Per RSU
Outstanding, December 31, 2006	1,067,380	$8.40 - 12.01	$11.59
Granted	368,350	7.81	7.81
Granted (as dividends)	4,887	7.99 - 9.57	8.20

Outstanding, March 31, 2007	1,440,617	$7.99 -12.01	$10.61

Vested, March 31, 2007 (1)	27,859	$8.40 -12.01	$10.53

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

13. Stock-Based Compensation—(continued)

2005 Equity Incentive Plan—(continued)

(1)	Vested RSUs at March 31, 2007 consist entirely of non-employee director RSUs. The common stock underlying these RSUs will be issued to the directors upon termination of their service as members of the Board and/or a change in control, as defined in the 2005 Plan. The total grant-date fair value of RSUs that vested during the three months ended March 31, 2007 was not material.

As of March 31, 2007, there was approximately $2,850 of total unrecognized compensation expense related to unvested share-based awards which is expected to be recognized over a weighted average period of 1.8 years.

14. Dividend Reinvestment Plan

In February 2007 the Company established a dividend reinvestment plan (“DRIP”) that allows shareholders of record to elect to receive all or part the dividends on shares of the Company’s common stock that otherwise would be paid in cash in the form of additional shares of common stock. Pursuant to a letter agreement with the Company dated December 22, 2006, as amended on May 2, 2007, Apax WW Nominees Ltd. and Apax-Xerium APIA LP (collectively the “Apax entities”) agreed that they will participate in the DRIP through December 31, 2008 at a level such that at a minimum 50% of each dividend otherwise payable in cash on the Company’s common stock, including shares not held by Apax entities, is reinvested in the Company’s common stock through the DRIP, provided that the Apax entities are not required to reinvest more than 100% of the cash dividends payable to them with respect to such dividend declaration. In connection with the dividend payment made by the Company on March 15, 2007, 634,663 shares of the Company’s common stock were issued pursuant to the DRIP. The Apax entities held approximately 53% of the Company’s outstanding common stock as of March 31, 2007.

15. Subsequent Events

Amendment to Credit Facility Agreement

On May 2, 2007, the Company amended its credit facility agreement with the lenders thereunder to modify certain covenants, ratios and definitions and, in addition to other limitations on dividends, to limit any quarterly dividend payable on the Company’s common stock to no more than $0.1125 per share. In connection with the amendment, the Company paid an amendment fee of approximately $1,500, as well as other fees and expenses.

Dividends

In connection with the Company’s amendment of its senior credit facility in May of 2007, the Company’s Board of Directors adopted a new dividend policy. Under the new dividend policy, quarterly dividends will be paid, if at all, at an amount to be determined by the Company’s Board of Directors on a quarterly basis taking into account those factors it deems relevant. On May 2, 2007, the Company’s Board of Directors declared a cash dividend of $0.1125 per share of common stock, payable on June 15, 2007 to shareholders of record at the close of business on June 5, 2007.

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

Other factors that could materially affect actual results, levels of activity, performance, or achievements can be found in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with Securities and Exchange Commission on March 5, 2007. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. Any forward-looking statement you read in this quarterly report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise.

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

We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed on a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is selected to fit each individual paper-making machine and process. For the three months ended March 31, 2007, our clothing segment represented 65% of our net sales.

Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by the paper producer. Roll covers are tailored to each individual paper-making machine and process, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and manufacture spreader rolls. For the three months ended March 31, 2007, our roll covers segment represented 35% of our net sales. `

Industry Trends and Outlook

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

According to the Food and Agriculture Organization of the United Nations, the volume of paper productions between 1980 and 2005 increased at a compound annual growth rate of approximately 2.95%. Jaako Pöyry Consulting, a global consulting firm focusing on the forest industry, expects the growth of global paper production from 2005 to 2020 to slow down to an average of slightly less than 2% per annum. We expect growth to be greater in Asia, South America and Eastern Europe than in the more mature North American and Western European regions. Given that demand for our products is primarily driven by the level of global paper production, we expect that demand for our products will grow in a manner consistent with these trends but be moderated by the level of industry consolidation and paper-machine shutdown activity in North America and Western Europe. We expect to increase our footprint in Asia in order to take advantage of the high growth potential in that region.

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

The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $2.6 million for the three months ended March 31, 2007 and 2006, respectively. We expect that future research and development expenses as compared to these levels, will increase based on an increased focus on advanced research.

Foreign Exchange

We have a geographically diverse customer base. For the three months ended March 31, 2007, approximately 39% of our sales was in North America, 38% was in Europe, 9% was in South America, 12% was in Asia-Pacific and 2% was in the rest of the world.

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

Currency fluctuations have a greater effect on the level of our net sales than on the level of our income from operations. For example, for the three months ended March 31, 2007 as compared with the three months ended March 31, 2006, the change in the value of the U.S. Dollar against the currencies we conduct our business in resulted in currency translation increases in net sales and income from operations of $6.5 million and $0.5 million, respectively. Although the results for the three months ended March 31, 2007 reflect a period in which the value of the U.S. Dollar decreased against the currencies in which we conduct the majority of our non-U.S. Dollar denominated business as compared to the three months ended March 31, 2006, we would expect a similar but opposite effect in a period in which the value of the U.S. Dollar increases. For any period in which the value of the dollar changes relative to other currencies, we would expect our income from operations to be proportionately affected less than our net sales.

During the three months ended March 31, 2007, we conducted business in nine foreign currencies. The following table provides the average exchange rate for the three months ended March 31, 2007 and 2006, respectively, of the U.S. Dollar against each of the five foreign currencies in which we conduct the largest portion of our operations, and indicates the percentage of our net sales for the three months ended March 31, 2007 denominated in such foreign currency.

Currency	Average exchange rate of the U.S. Dollar for the three months ended March 31, 2007	Average exchange rate of the U.S. Dollar for the three months ended March 31, 2006	Percentage of net sales for the three months ended March 31, 2007 denominated in such currency
Euro	$1.31 = 1 Euro	$1.20 = 1 Euro	42.0%
Canadian Dollar	$0.85 = 1 Canadian Dollar	$0.87 = 1 Canadian Dollar	9.2%
Brazilian Real	$0.47 = 1 Brazilian Real	$0.46 = 1 Brazilian Real	7.1%
Australian Dollar	$0.79 = 1 Australian Dollar	$0.74 = 1 Australian Dollar	3.7%
British Pound	$1.95 = 1 British Pound	$1.75 = 1 British Pound	3.6%

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

Any dividends on our common stock will be paid in U.S. Dollars. We do not expect to generate sufficient cash flows denominated in U.S. Dollars to make our anticipated dividend payments and will therefore rely, in part, on the conversion to U.S. Dollars of cash flows generated in other currencies. The amount of U.S. Dollars received from the conversion of cash flows generated in other currencies will depend on the then-current exchange rates. If the value of the U.S. Dollar increases relative to the value of these other currencies, the cash flows will represent fewer U.S. Dollars. As a result, even if our results of operations meet our expectations in local currencies and we are permitted to pay dividends under our credit facility, we may not have sufficient cash to pay such dividends.

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

Our cost reduction efforts between 2002 and 2006 include the closing of eight manufacturing facilities and the movement of certain production from two other facilities. Four facilities were closed in the clothing segment, of which three were in North America and one was in the United Kingdom and we closed four facilities in the rolls segment, of which three were in North America and one was in the United Kingdom. From 2002 to 2006, we eliminated approximately 370 positions in connection with our cost reduction efforts. As a result of these actions, offset by other changes in workforce, our headcount decreased by approximately 260 positions during that period.

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

In March 2007, we announced that we will cease manufacturing activity at our roll covers manufacturing facility in the U.K. on March 31, 2007 and recorded restructuring expenses of $1,268 related thereto during the first quarter of 2007. We had recorded asset impairment charges of $1,700 related to this facility during the fourth quarter of 2006. In the first quarter of 2007 we also initiated the closure of a roll covers manufacturing facility in the U.S. for which restructuring expenses and asset impairments of $205 and $389, respectively, were recorded during the first quarter of 2007. We expect to incur additional restructuring expenses of approximately $850 during the remainder of 2007 related to these restructuring programs.

During the first quarter of 2007, we initiated a program to streamline our operating structure and recorded restructuring expenses of $2,271 related thereto. We expect to incur additional restructuring expenses of approximately $1,400 during the remainder of 2007 related to this restructuring program.

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

Results of Operations

The tables that follow set forth for the periods presented certain consolidated operating results and the percentage of net sales they represent:

(in millions)	Three Months Ended March 31,
	2007	2006
Net sales	$144.0	$146.7
Cost of products sold	83.0	85.0
Selling expenses	19.3	18.6
General and administrative expenses	18.0	16.6
Restructuring and impairments expenses	4.1	0.2
Research and development expenses	2.6	2.6

Income from operations	17.0	23.7
Interest expense, net	(10.6)	(10.0)
Foreign exchange gain (loss)	(0.4)	(0.1)

Income before provision for income taxes	6.0	13.6
Provision for income taxes	1.9	4.1

Net income	$4.1	$9.5

	Percentage of Sales

	Three Months Ended March 31,
	2007	2006
Net sales	100.0%	100.0%
Cost of products sold	57.6	57.9
Selling expenses	13.4	12.7
General and administrative expenses	12.5	11.3
Restructuring and impairments expenses	2.9	0.1
Research and development expenses	1.8	1.8

Income from operations	11.8	16.2
Interest expense, net	(7.4)	(6.8)
Foreign exchange gain (loss)	(0.3)	(0.1)

Income before provision for income taxes	4.1	9.3
Provision for income taxes	1.3	2.8

Net income	2.8%	6.5%

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006.

Net Sales. Net sales for the three months ended March 31, 2007 decreased by $2.7 million, or 1.8%, to $144.0 million from $146.7 million for the three months ended March 31, 2006. For the three months ended March 31, 2007, 65% of our net sales were in our clothing segment and 35% were in our roll covers segment.

In our clothing segment, net sales for the three months ended March 31, 2007 decreased by $2.0 million, or 2.1%, to $93.3 million from $95.3 million for the three months ended March 31, 2006 primarily due to (i) decreased sales volume in North America and Europe reflecting primarily the timing of orders and the higher conversion of consignment inventory to sales in the prior year period and (ii) unfavorable currency effects on pricing related to sales prices indexed in U.S. Dollars by certain non-U.S. operations of $0.9 million, partially offset by favorable currency effects on net sales of $4.5 million related to the translation of sales made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting. Overall pricing levels in our clothing segment decreased less than 1% during the three months ended March 31, 2007 as compared with the three months ended March 31, 2006.

In our roll covers segment, net sales for the three months ended March 31, 2007 decreased by $0.7 million or 1.4%, to $50.7 million from $51.4 million for the three months ended March 31, 2006 due to lower sales primarily in North America, partially offset by favorable currency effects of $2.0 million related to the translation of sales made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes. Overall pricing levels in our roll covers segment decreased by approximately 2% during the three months ended March 31, 2007 as compared with the three months ended March 31, 2006.

Cost of Products Sold. Cost of products sold for the three months ended March 31, 2007 decreased by $2.0 million, or 2.4%, to $83.0 million from $85.0 million for the three months ended March 31, 2006.

In our clothing segment, cost of products sold decreased by $2.1 million, or 3.9%, to $52.1 million for the three months ended March 31, 2007 from $54.2 million for the three months ended March 31, 2006 primarily due to (i) lower sales resulting in lower cost of products sold of $3.3 million, (ii) decreased added operating costs of $1.3 million as compared with the three months ended March 31, 2006 due to shifting production from closed facilities to other facilities under our restructuring programs and (iii) rebates on material costs of $0.5 million during the three months ended March 31, 2007 related to a purchase contract we signed during the fourth quarter of 2006. The decreases were partially offset by unfavorable currency translation effects of $3.0 million.

In our roll covers segment, cost of products sold remained constant at $30.9 million for the three months ended March 31, 2007 and the three months ended March 31, 2006. The decrease in cost of products sold due to lower sales volume in this segment during the three months ended March 31, 2007 as compared with the three months ended March 31, 2006 was entirely offset by unfavorable currency translation effects of $1.3 million.

Selling Expenses. For the three months ended March 31, 2007, selling expenses increased by $0.7 million, or 3.8%, to $19.3 million from $18.6 million for the three months ended March 31, 2006. The increase was primarily due to unfavorable currency translation effects of $0.9 million, partially offset by reduced sales commissions due to lower sales volume.

General and Administrative Expenses. For the three months ended March 31, 2007, general and administrative expenses increased by $1.4 million, or 8.4%, to $18.0 million from $16.6 million for the three months ended March 31, 2006. The increase was primarily due to (i) unfavorable currency translation effects of $0.8 million and (ii) an increase in payroll and related costs of $1.0 million in the three months ended March 31, 2007 as compared to March 31, 2006. These increases were partially offset by (i) a $0.2 million decrease in compensation expense relating to restricted stock units granted under our 2005 Equity Incentive Plan and (ii) the $0.5 million impact of a lower cost structure resulting from our cost reduction programs during the three months ended March 31, 2007 as compared with the three months ended March 31, 2006.

Restructuring and Impairments Expenses. For the three months ended March 31, 2007, restructuring and impairments expenses increased by $3.9 million to $4.1 million from $0.2 million for the three months ended March 31, 2006. Restructuring expenses result from our long-term strategy to reduce production costs and improve long-term competitiveness as described above under “Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities and through headcount reductions. For the three months ended March 31, 2007, restructuring expenses consisted of severance, asset impairments and facility costs of $3.3 million, $0.4 million and $0.4 million, respectively.

Research and Development Expenses. For the three months ended March 31, 2007, research and development expenses remained constant at $2.6 million as compared with the three months ended March 31, 2006.

Interest Expense, Net. Net interest expense for the three months ended March 31, 2007 increased by $0.6 million, or 6.0%, to $10.6 million from $10.0 million for the three months ended March 31, 2006. The increase is primarily attributable to increased interest rates during the three months ended March 31, 2007 as compared with the three months ended March 31, 2006.

Foreign Exchange Loss. For the three months ended March 31, 2007 and 2006, we had a foreign exchange loss of $0.4 million and $0.1 million, respectively. The increase of $0.3 million was primarily attributable to the manner in which swings in the value of the U.S. Dollar as compared to other currencies, primarily the Euro and the Brazilian Real, affect the reported amount of intercompany transactions. Foreign exchange gains and losses result primarily from intercompany activity.

Provision for Income Taxes. For the three months ended March 31, 2007 and 2006, the provision for income taxes was $1.9 million and $4.1 million, respectively. The decrease in the provision for income taxes for the first quarter, 2007 compared to the first quarter, 2006 was primarily due to a decrease in net income. In 2006, certain jurisdictions which had actual operating losses in 2005 had forecasted profits in 2006 which allowed the recognition of deferred tax assets for which a valuation allowance had been previously established.

Dividend Policy

In May of 2007, at the time of the adoption of an amendment to our senior credit facility, our Board of Directors reevaluated our previously existing dividend policy, adopted in May of 2005, and the rate at which we pay quarterly dividends. Under the new dividend policy, adopted May 2, 2007, quarterly dividends will be paid, if at all, in an amount to be determined by the Board of Directors on a quarterly basis taking into account factors that our Board of Directors deems relevant. These factors may include such matters as our financial performance, the sufficiency of cash flow from operations to fund dividends, our cash position and cash requirements, growth opportunity and acquisition strategies, competitive or technological developments, the level of participation in our dividend reinvestment plan, credit facility limitations and other contractual restrictions, debt repayment considerations, provisions of applicable law, and other considerations that our Board of Directors may deem appropriate. On May 2, 2007 our Board of Directors declared a cash dividend of $0.1125 per share of common stock payable on June 15, 2007 to shareholders of record at the close of business on June 5, 2007. This dividend was declared in accordance with the new dividend policy and reflects a reduction from the preceding six quarterly dividend declarations, including the dividend paid on March 15, 2007 to shareholders of record as of the close of business on March 5, 2007, of $0.225 per share of common stock.

The declaration and payment of dividends remains subject to the discretion of the Board of Directors. Shareholders may not receive any dividends as a result of the following factors:

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

In February 2007, we established a dividend reinvestment plan (“DRIP”) that allows shareholders of record to elect to receive all or part the dividends on shares of our common stock that otherwise would be paid in cash in the form of additional shares of common stock. Under the DRIP, the source of such additional shares will be from our authorized and unissued shares or from our treasury shares. The number of shares credited to a participant’s account with respect to a dividend will be determined based upon the cash value of the dividends elected to be received in additional shares of common stock divided by the average closing price for shares of our common stock on the New York Stock Exchange on the five trading days up to and including the declared payment date. Pursuant to a letter agreement with the Company dated December 22, 2006, as amended on May 2, 2007, Apax WW Nominees Ltd. and Apax-Xerium APIA LP (collectively the “Apax entities”) agreed that they will participate in the DRIP through December 31, 2008 at a level such that at a minimum 50% of each dividend otherwise payable in cash on our common stock, including shares not held by Apax entities, is reinvested in our common stock through the DRIP, provided that the Apax entities are not required to reinvest more than 100% of the cash dividends payable to them with respect to such dividend declaration. The Apax entities have made no commitment to participate in the DRIP beyond 2008. The participation of the Apax Entities and other shareholders in the DRIP would increase the number of outstanding shares of common stock eligible to participate in future dividends and, to the extent other shareholders do not participate in the DRIP, result in the participating shareholders owning an increased percentage of our common stock. In March 2007, 634,663 shares of our common stock were issued pursuant to the DRIP, and as of April 1, 2007 there were 44,434,325 shares of our common stock outstanding, of which 23,532,351.8 were held by the Apax entities.

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

Net cash provided by operating activities was $15.3 million for the three months ended March 31, 2007 and $3.7 million for the three months ended March 31, 2006. The increase is principally attributable to working capital changes during the first quarter of 2007 as compared with the first quarter of 2006.

Net cash used in investing activities was $6.9 million for the three months ended March 31, 2007 and $14.9 million for the three months ended March 31, 2006. The decrease of $8.0 million was primarily due to our acquisition on February 2, 2006 of Coldwater Covers, Inc. and a related manufacturing facility for a total purchase price of $7.0 million and to a decrease in capital equipment spending of $1.0 million in the three months ended March 31, 2007 as compared with the three months ended March 31, 2006.

Net cash used in financing activities was $8.3 million for the three months ended March 31, 2007 and $16.2 million for the three months ended March 31, 2006. The decrease of $7.9 million was primarily the result of (i) lower cash dividends of $5.1 million paid to our shareholders during the three months ended March 31, 2007 as compared with the three months ended March 31, 2006 as a result of the participation in the dividend reinvestment plan that became effective for 2007 (ii) lower debt payments of $1.9 million during the three months ended March 31, 2007 as compared with the three months ended March 31, 2006 principally related to a $5.0 million voluntary repayment of senior debt made in February 2006 and (iii) a $0.8 million fee related to the amendment of our credit facility on February 8, 2006.

As of March 31, 2007, there was a $626.5 million balance of term loans outstanding under our senior credit facility. The decrease from the $650 million issued on May 19, 2005 was due to (i) changes in currency exchange rates impacting debt denominated in currencies other than the U.S. Dollar (ii) quarterly principal payments of $1.6 to $1.7 million as required under the term loan, (iv) voluntary repayments of senior debt during 2006 totaling $28 million and (v) mandatory repayments of $4.1 million in the first quarter of 2007. In addition, as of March 31, 2007, we had an aggregate of $9.2 million outstanding under our current revolving lines of credit, including the revolving credit facility under our senior credit facility and lines of credit in various foreign countries that are used to facilitate local short-term operating needs and an aggregate of $48.1 million available for additional borrowings under these revolving lines of credit. On May 2, 2007, the Company amended its credit facility agreement with the lenders to modify certain covenants, ratios and definitions and, in addition to other limitations on dividends, to limit any quarterly dividend payable on the Company’s common stock, to eliminate covenant limiting capital expenditures and substituting a limitation on investment expenditures, including capital expenditures. See “—Credit Facility” below.

We had $17.7 million of cash and cash equivalents at March 31, 2007 compared to $16.8 million at December 31, 2006.

CAPITAL EXPENDITURES

For the three months ended March 31, 2007, we had capital expenditures of $7.1 million consisting of growth capital expenditures of $5.1 million and maintenance capital expenditures of $2.0 million. Growth capital expenditures consist of items that are intended to increase the manufacturing, production and/or distribution capacity or efficiencies of our operations in conjunction with the execution of our business strategies. Maintenance capital expenditures are designed to sustain the current capacity or efficiency of our operations and include items relating to the renovation of existing manufacturing or service facilities, the purchase of machinery and equipment for existing manufacturing or service facilities and safety and environmental needs. For the three months ended March 31, 2006, capital expenditures were $8.1 million, consisting of growth capital expenditures of $6.0 million and maintenance capital expenditures of $2.1 million.

We plan to build a clothing manufacturing facility in Vietnam and are expanding production capacity in Brazil. In connection with these actions and other planned capital expenditures for 2007 we expect capital expenditures for 2007 to be approximately $50 million. We analyze our planned capital expenditures based on investment opportunities available to us and our financial and operating performance, and accordingly, actual capital expenditures for 2007 may be more or less than this amount. See “—Credit Facility” below for a description on limitations on capital expenditures imposed by our credit facility.

CREDIT FACILITY

Upon the completion of the initial public of offering of our common stock on May 19, 2005 we and certain of our subsidiaries entered into a senior secured credit facility. The credit facility has been amended three times: on February 8, 2006, December 22, 2006 and May 2, 2007. The third amendment, entered into on May 2, 2007, includes among other changes, the following changes:

•

Reduction of the minimum interest coverage ratio covenant for the period from the second quarter of 2007 through 2012 and of the minimum fixed charge ratio covenant for the period from the second quarter of 2007 through 2012, as set forth in Sections 1.8 and 1.9 of the amendment.

•	Changes to the definition of Adjusted EBITDA to add back consolidated restructuring and growth program costs subject to certain limitations (see “—Non-GAAP Liquidity Measures” below).

•	Changes to the restrictions on our ability to declare and pay dividends (see the description of these restrictions below).

•

An extension to 365 days of the period in which net asset sale proceeds (as defined in the credit facility) may be reinvested in long term productive assets instead of being used to prepay debt under the credit facility. Also provides for an option to invest net asset sale proceeds in capital expenditures, permitted acquisitions, consolidated cash restructuring and growth program costs, and other investments within 365 days so long as no default or event of default has occurred or is continuing.

•

Reduction of mandatory excess cash flow prepayment percentages in the event there is Excess Cash (as defined in the credit facility) to 40% in fiscal year 2007, 27.5% in fiscal year 2008, and 50% in each fiscal year thereafter.

•

Addition of the ability of our Board of Directors to designate certain subsidiaries to be “Excluded Subsidiaries,” which will not be subject to the financial covenants and negative covenants under the Credit Agreement. The Company and its Non-Excluded Subsidiaries (as defined in the credit facility) may not invest more than $30 million in the aggregate in Excluded Subsidiaries between March 31, 2007 and May 17, 2012.

•	Deletion of covenant limiting capital expenditures and substitution of a limitation on investment expenditures, including capital expenditures, set forth in Section 1.10 of the amendment.

•	Allowing additional asset sales with proceeds of up to $20 million per fiscal year and $50 million in the aggregate between March 31, 2007 and May 17, 2012, subject to certain restrictions.

•

Addition of permission to expend an aggregate of up to $40 million investing in or acquiring subsidiaries that are not directly or indirectly wholly owned by the Company during the period commencing March 31, 2007.

In connection with this amendment we paid an amendment fee of approximately $1.5 million, as well as other fees and expenses.

The description of the credit facility below describes the facility as amended.

Our credit facility provides for a $50 million senior secured revolving credit facility and a term loan in a total principal amount of $650 million. In December 2005 the funding of a legal reorganization of a portion of our international operations was completed and $50 million of our previous $100 million revolving credit facility was canceled.

The credit facility, as amended, is secured by substantially all of our assets and the assets of most of our subsidiaries that were guarantors under the previously existing credit facility in all cases subject to legal and tax considerations and requirements. Borrowings under the revolving credit facility and term loan facility bear interest, at our option, at either (a) LIBOR plus the applicable margin or (b) the Euribor rate plus the applicable margin, in each case in addition to certain other mandatory costs associated with syndication in the European markets. The applicable margin for LIBOR term loans, LIBOR revolving loans, Euribor loans and CDOR loans is set at 2.50%, subject to an increase by 0.25% in the event that the indebtedness under the senior credit facility is rated lower than B1 by Moody’s or lower than B+ by Standard & Poor’s. In February 2007, Moody’s reduced its rating of the senior credit facility to below B1, triggering this 0.25% increase in the applicable margin. If the indebtedness under the credit facility subsequently achieves ratings of B1 or higher by Moody’s and B+ or higher by Standard and Poor’s after having fallen below one or both of these levels, the applicable margin will be decreased by 0.25%. The applicable margin with respect to the revolving loans may be reduced by 0.25% or 0.50% based on a leverage test set forth in the credit agreement. Following the initial public offering we entered into interest rate swap agreements that effectively fixed the interest rate on approximately 90% of the term loan credit facility through June 30, 2008 and, as of March 31, 2007, the weighted average interest rate on the effectively fixed portion of the term loan facility was 6.12%. The revolving credit facility has a 6.5 year maturity and the term loan facility has a 7 year maturity from the date of the agreement.

The credit facility provides for scheduled principal payments on the term loan of $6.7 million each year, payable in quarterly installments that began September 30, 2005, $1.7 million due in March 2012 and $589.9 million due at maturity in May 2012. The credit facility will also require us to prepay outstanding loans under the term loan facility under the following circumstances:

•

with 100% of the net cash proceeds received by us from any sale, transfer or other disposition of any assets, subject to certain reinvestment rights and with an exemption for sales of up to $100,000 for any transaction or series of related transactions, exemption of the first $10 million of cumulative net proceeds and exemption of up to an additional $10 million of net proceeds from the sale of four identified manufacturing facilities;

•

with 100% of the net cash proceeds received by us from any insurance recovery or condemnation events, subject to certain exceptions and reinvestment rights and with an exemption for the first $2 million of cumulative net insurance or condemnation proceeds;

•	with 100% of the net cash proceeds from the incurrence of any indebtedness by us, subject to customary exceptions; and

•

on an annual basis with a percentage of the amount equal to our excess cash, that is our pre-dividend free cash flow (as defined in our credit facility and described below) minus our actual dividend payments for the preceding fiscal year excluding the amount of dividends applied to newly-issued or treasury shares of our common stock pursuant to a dividend reinvestment program, where such percentage is 40% for 2007, 27.5% for 2008 and 50% for each fiscal year thereafter.

During the first quarter of 2007, we made a mandatory prepayment of $4.1 million.

Our credit facility requires that we meet certain financial covenants in order to avoid a default or event of default under the facility. These covenants are as follows:

•	Our interest coverage ratio as of the end of any period set forth below must exceed the ratio set forth for such period:

Period	Ratio
Fiscal quarters ending March 31, 2007 through September 30, 2007	3.25:1
Fiscal quarters ending December 31, 2007 through June 30, 2009	3.50:1
Fiscal quarters ending September 30, 2009 through March 31, 2010	3.75:1
Fiscal quarters ending June 30, 2010 through December 31, 2010	4.00:1
Fiscal quarters ending March 31, 2011 and June 30, 2011	4.25:1
Fiscal quarters ending September 30, 2011 through March 31, 2012	4.50:1

•	Our leverage ratio as of the end of any period set forth below must not exceed the ratio set forth for such period:

Period	Ratio
Fiscal quarter ending March 31, 2007 and June 30, 2007	4.75:1
Fiscal quarters ending September 30, 2007 and December 31, 2007	4.50:1
Fiscal quarters ending March 31, 2008 through September 30, 2008	4.25:1
Fiscal quarters ending December 31, 2008 and March 31, 2009	4.00:1
Fiscal quarters ending June 30, 2009 through December 31, 2009	3.75:1
Fiscal quarters ending March 31, 2010 through December 31, 2010	3.50:1
Fiscal quarters ending March 31, 2011 through March 31, 2012	3.25:1

•	Our fixed charge coverage ratio as of the end of any period set forth below must exceed the ratio set forth for such period:

Period	Ratio
Fiscal quarters ending March 31, 2007 through December 31, 2007	1.80:1
Fiscal quarters ending March 31, 2008 and thereafter	1.85:1

For the four fiscal quarters ended March 31, 2007 our interest coverage ratio was 3.68:1, our leverage ratio was 4.45:1 and our fixed charge coverage ratio was 2.28:1. Our ability to comply with the financial ratios will depend on our ongoing financial and operating performance, which will be substantially dependent on the level of demand for our products, our ability to compete effectively and our ability to otherwise successfully implement our overall business strategies, including our ability to realize the benefits of our cost reduction programs, and may be affected by events beyond our control, such as prevailing economic, financial and industry conditions, including unfavorable foreign currency movements relative to the U.S. Dollar and increases in the interest rate on our debt resulting from changes in market interest rates. Costs we incur as a result of initiatives we undertake may also impact our ability to comply with the financial ratios. In addition, as described above, in February 2007, the interest rate on our debt increased as a result of a downgrade in the rating of our senior indebtedness by Moody’s. There can be no assurance that we will continue to be in compliance with such financial ratios. In particular, based upon our current expectations for the level of our funded indebtedness as of the end of the applicable period as calculated for the purposes of the leverage ratio covenant, in order to be in compliance with the leverage ratio covenant in respect of the four fiscal quarters ending June 30, 2007, we will need to generate Adjusted EBITDA during the second quarter of 2007 that is nearly equal to the amount of Adjusted EBITDA that we generated in the first quarter of 2007, in order to be in compliance with the leverage ratio covenant in respect of the four fiscal quarters ending September 30, 2007, we will need to generate Adjusted EBITDA during the six months ended September 30, 2007 that is in excess of the amount of Adjusted EBITDA that we generated in the six months ended March 31, 2007, and in order to be in compliance with the leverage ratio covenant in respect of the four fiscal quarters ending December 31, 2007, we will need to generate Adjusted EBITDA during the nine months ended December 31, 2007 in excess of the amount of Adjusted EBITDA we generated in the nine months ended March 31, 2007. Because the financial ratios become more restrictive over time, our financial performance will need to improve in subsequent periods in order for us to remain in compliance with the financial ratios in subsequent periods.

Our credit facility defines consolidated investment expenditures for a particular fiscal year as the sum of (a) consolidated capital expenditures incurred in such fiscal year, (b) the aggregate consideration paid in respect of Permitted Acquisitions (as defined in our credit facility) in such fiscal year, (c) the aggregate amount of consolidated cash restructuring and growth program (programs intended to increase productivity and economic efficiency or our market share capacity, reduce cost structure, improve equipment utilization or provide additional regional capacity to better serve growth markets) costs incurred in such fiscal year, (d) the aggregate amount of investments in subsidiaries which are not wholly owned by a borrower under the credit facility made in accordance with the credit facility in such fiscal year and (e) the aggregate amount of investments in Excluded Subsidiaries (as defined in our credit facility) made in accordance with the credit facility in such fiscal year. The credit facility limits the amount of our consolidated investment expenditures in any given fiscal year to an amount not exceeding $80.7 million for fiscal year 2007, $74.3 million for fiscal year 2008, $70.5 million for fiscal year 2009, $76.5 million for fiscal year 2010 and $76.5 million for fiscal year 2011, in each such case exclusive of excess cash amounts and net insurance and condemnation proceeds permitted to be spent on capital expenditures; provided that commencing with fiscal year 2008 the maximum amount is increased by amounts below the maximum not spent in prior years beginning with fiscal year 2007 and that the amount of consolidated investment expenditures may be increased by an amount, not to exceed $20 million per fiscal year and $50 million in the aggregate during the period from March 31, 2007 to May 17, 2012, with net asset sale proceeds resulting from certain asset sales contemplated by the credit facility.

Our credit facility also restricts our ability to declare and pay dividends on our common stock as follows:

•

Dividends are restricted by a covenant that (1) limits the amount of quarterly dividends that we may pay in June 2007 through December 2008 to the lesser of (a) 11.25% of pre-dividend free cash flow (as defined in our credit facility and described below) for the preceding four quarters and (b) an amount equal to the product of $0.1125 and the sum of the number of outstanding shares as of May 2, 2007, shares of common stock issued pursuant to a dividend reinvestment plan and shares of common stock issued in the ordinary course of business as compensation to employees and directors (such sum referred to herein as the “Authorized Dividend Amount”) and (2) limits the amount of quarterly dividends that the Company may pay commencing December 31, 2008 to the lesser of 18.75% of pre-dividend free cash flow for the preceding four quarters and the Authorized Dividend Amount; provide that any amount of dividends applied to newly-issued or treasury shares of our common stock pursuant to the DRIP are not treated as dividends paid and declared for the purposes of these limitations.

•	In addition, the amount of the quarterly dividend payable on our common stock may not exceed $0.1125 per share.

•	We may not pay dividends if a default or event of default under our new credit facility has occurred and is continuing or would occur as a consequence of such payment.

“Pre-dividend free cash flow” is defined in our credit facility as Adjusted EBITDA minus the sum of (i) net interest expense paid in cash, (ii) net cash taxes, (iii) capital expenditures, subject to certain limitations per the credit facility and reduced by the amount of any asset sale, insurance or condemnation proceeds which we are permitted to retain in our business and any capital expenditures made with the proceeds of previously generated surplus cash (iv) all scheduled debt repayments, (v) cash restructuring and growth program costs subject to certain limitations per the credit facility and (vi) cash payments of withholding taxes from proceeds of the repurchase, redemption or retention of our common stock relating to equity incentive awards. For the purposes of the definition of “pre-dividend free cash flow”, the amount of capital expenditures deducted may not exceed $44.0 million in 2005 in the aggregate, $48.6 million in 2006 in the aggregate, $52.2 million in 2007 in the aggregate, $47.8 million in 2008 in the aggregate, $44.0 million in 2009 in the aggregate, $50.0 million in 2010 in the aggregate and $50.0 million in 2011 in the aggregate and consolidated cash restructuring and growth program costs shall not exceed $7.1 million in 2005 in the aggregate, $1.0 million in 2006 in the aggregate, $5.0 million in 2007 in the aggregate and $5.0 million in the aggregate in any year thereafter.

The amount of cash required to pay the quarterly dividend declared for June 15, 2007 at the $0.1125 per share level depends on the number of shares outstanding and the level of participation in the DRIP. Approximately $2.5 million of cash would be required to pay this dividend based upon 44,434,325 shares of common stock outstanding as of April 1, 2007 and an assumed participation rate of 50% in the DRIP for this dividend. We expect that the number of our shares outstanding will increase as a result of participation in the DRIP. The number of shares of our common stock issued in connection with the DRIP will depend on the dividends declared by us, the level of participation in the DRIP and the trading price of our common stock applied in calculating the shares issued pursuant to the DRIP. See “—Dividend Policy” above. More cash would be required to pay quarterly dividends at the $0.1125 per share level in succeeding quarters of 2007 if the number of our shares of common stock outstanding increases and the participation in the DRIP were at the 50% level for each of these dividends. We generated $47.4 million of pre-dividend free cash flow for the twelve month period ended March 31, 2007. If we achieved this level of pre-dividend free cash flow for the twelve month period ended June 30, 2007, the pre-dividend free cash flow based limitation on our quarterly dividends would, before the application of the other limitations on dividends described above (including the $0.1125 per share quarterly dividend limitation and Authorized Dividend Amount limitation), limit the quarterly dividend that could be paid in the third quarter of 2007 to $5.3 million (not including dividends applied to newly-issued or treasury shares of our common stock pursuant to a dividend reinvestment plan). The Apax entities have made no commitment to participate in the DRIP beyond 2008.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. Actual results could differ from those estimates. We have formal accounting policies in place including those that address critical and complex accounting areas. Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report identifies the significant accounting policies used in preparation of the consolidated financial statements. The most significant areas involving management judgments and estimates are described below.

Contingencies. We are subject to various claims and contingencies associated with lawsuits, insurance, tax, environmental and other issues arising out of the normal course of business. Our consolidated financial statements reflect the treatment of claims and contingencies based on management’s view of the expected outcome. We consult with legal counsel on those issues related to litigation with respect to matters in the ordinary course of business. If the likelihood of an adverse outcome is probable and the amount is estimable, we accrue a liability in accordance with SFAS No. 5, Accounting for Contingencies. While we believe that the current level of reserves is adequate, the adequacy of these reserves may change in the future due to new developments in particular matters. We have expensed $3.1 million (net of a $0.2 million settlement from a potentially responsible party), $0.9 million and $3.8 million in 2006, 2005 and 2004, respectively, for environmental costs related to contamination at two former manufacturing sites which were closed under our restructuring programs. Management believes that both sites have been remediated and no further remediation costs are expected to be incurred.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FAS No. 109. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The Company adopted FIN 48 on January 1, 2007 and, accordingly, recorded a cumulative effect increase of $3,323 to accumulated deficit, an increase of $627 to income taxes payable and an increase of $2,696 to deferred and long term taxes for uncertain tax positions upon adoption. Management cannot provide a reasonably reliable estimate of the period of related future payments for which settlement is expected to occur beyond the next twelve months.

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

EBITDA is defined as net income (loss) before interest expense, income tax provision (benefit) and depreciation and amortization. Adjusted EBITDA is defined in our credit facility and is EBITDA plus (i) expenses or losses incurred on or prior to the completion of our initial public offering in connection with proposed or completed debt or equity financing transactions, including expenses or losses related to the early retirement or extinguishment of debt and any bonuses paid in connection with such financing transactions, (ii) unrealized foreign exchange (gain) loss on indebtedness, net, (iii) restructuring or related impairment costs and costs for programs intended to increase productivity and economic efficiency or our market share capacity, reduce cost structure, improve equipment utilization or provide additional regional capacity to better serve growth markets (not to exceed $11.0 million in the aggregate for 2005, $4.0 million in the aggregate for 2006, $12.0 million in the aggregate for 2007 and $5.0 million in the aggregate in each year thereafter), (iv) reserves for inventory in connection with plant closings, (v) stock-based and other non-cash compensation charges, charges from forgiveness of loans made to employees in connection with the purchase of equity and any tax gross-up payments made in respect of such loan forgiveness in connection with or prior to the completion of our initial public offering, (vi) certain transaction costs, including costs incurred in connection with our initial public offering and the related debt financing and the legal reorganization of Brazilian subsidiaries, (vii) costs associated with payments to management prior to the completion of our initial public offering in connection with the termination of incentive plans, (viii) non-cash charges resulting from the application of purchase accounting, (ix) any fees, expenses or charges deducted in computing net income (loss) which have been determined by management, which determination is reasonably acceptable to the administrative agent under our credit facility, to be non-recurring by virtue of changes in our method of operations pursuant to our cost reduction programs, (x) non-cash losses (net of non-cash gains) resulting from marking-to-market hedging obligations, (xi) non-cash expenses resulting from the granting of stock options, restricted stock or restricted stock unit awards under equity compensation programs solely with respect to our common stock and (xii) expenses not exceeding $5 million per year incurred as a result of the repurchase, redemption or retention of our own common stock earned under equity compensation programs solely in order to make withholding tax payments. Adjusted EBITDA, as defined in the credit facility and calculated below, may not be comparable to similarly titled measurements used by other companies. The following table provides a reconciliation from net cash provided by operating activities, which is the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2007	2006
Net cash provided by operating activities	$15,254	$ 3,714
Interest expense, net	10,624	10,011
Net change in operating assets and liabilities	1,165	23,162
Income tax provision	1,867	4,050
Stock-based compensation	(535)	(778)
Deferred financing cost amortization	(918)	(923)
Deferred taxes	657	(4,287)
Asset impairment	(389)	—
Gain (loss) on disposition of property and equipment	(78)	22
Unrealized foreign exchange loss on indebtedness, net	(19)	(392)

EBITDA	27,628	34,579
Unrealized foreign exchange loss on indebtedness, net	19	392
Restructuring expenses	3,744	222
Non-cash impairment charges (A)	389	—
Growth program costs (B)	617	—
Inventory write-offs under restructuring programs	14	—
Non-cash compensation and related expenses	535	778
Non-recurring expenses resulting from cost reduction programs (C)	(102)	1,444

Adjusted EBITDA	$32,844	$37,415

(A)	In accordance with the definition of Adjusted EBITDA in our credit facility, non-cash impairment charges resulting from application of Statement of Financial Accounting Standards Nos. 142 and 144 have been added back to Adjusted EBITDA.
(B)	In accordance with the definition of Adjusted EBITDA in our credit facility, as amended on May 2, 2007, growth programs are those intended to increase productivity and economic efficiency or the market share capacity of the Company, reduce cost structure, improve equipment utilization or provide additional regional capacity to better serve growth markets. These growth program costs for the three months ended March 31, 2007 include expenses incurred for the Company’s lean manufacturing initiatives, expansion into Vietnam and other such programs. Growth program costs were not added back to net income in calculating Adjusted EBITDA for the three months ended March 31, 2006 based upon the credit facility as in effect at that time.
(C)	In accordance with the definition of Adjusted EBITDA in our credit facility, certain fees, expenses and charges deducted in computing net income determined by us to be non-recurring, which determination was accepted by the administrative agent under the facility, by virtue of changes in our method of operations pursuant to our cost reduction programs have been added back to Adjusted EBITDA for the three months ended March 31, 2007 and March 31, 2006. These fees, expenses and charges are presented in the following table:

(in thousands)	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Environmental charges in connection with facilities closures pursuant to cost reduction programs (1)	$(200)	$—

Certain operating costs incurred in connection with the transition of production operations from closed facilities to other facilities (2)	98	1,444

Total	$(102)	$1,444

(1)	For the three months ended March 31, 2007, reflects the reversal of amounts accrued in prior periods.
(2)	For the three months ended March 31, 2007, the amount includes added operating costs related to facility closures in Italy. For the three months ended March 31, 2006, the amount includes added operating costs related to facility closures in North America.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of March 31, 2007, we had open foreign currency exchange contracts maturing through February 2008 with total net notional amounts of approximately $15.5 million. At March 31, 2007, we prepared an analysis to determine the sensitivity of our forward foreign exchange contracts to changes in exchange rates. A hypothetical adverse exchange rate movement of 10% against our forward foreign exchange contracts would have resulted in a potential net loss in fair value of these contracts of approximately $1.5 million. All such losses on these forward foreign exchange contracts would be substantially offset by gains on the underlying transactions that we had hedged.

For additional information about the risks associated with fluctuations in currency exchange rates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign Exchange.”

Interest Rate Hedging. Our senior credit facility has a variable interest rate. We entered into interest rate swap contracts effective June 30, 2005 pursuant to which we pay fixed rates on U.S. Dollar notional amounts while receiving the applicable floating LIBOR rates. The interest rate swap contracts effectively fix the interest rate on 90% of the term loan portion of the credit facility through June 30, 2008. As of March 31, 2007, the weighted average interest rate on the effectively fixed portion of the term loan facility was 6.12%; the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 7.21%. In February 2007, the applicable margin for LIBOR term loans, LIBOR revolving loans, Euribor loans and CDOR loans under our senior credit facility increased from 2.50% to 2.75% as a result of Moody’s downgrade of its rating of our senior indebtedness. We estimate that a 1% increase in the LIBOR rate would increase our interest expense on the term debt by approximately $0.7 million on an annual basis through June 30, 2008, the period covered by the interest rate swap agreements. To the extent that we do enter into a hedging arrangement that effectively fixes the interest rate on a portion of our senior debt after these contracts expire, the effectively fixed rate may be significantly higher than the effectively fixed rate as of March 31, 2007. If we do not enter into new interest rate hedging arrangements, when these contracts expire the interest rate on all of the debt covered by our senior credit facility will fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event, we may have difficulty making interest payments and funding our other costs and our ability to comply with the financial covenants in our credit facility may be adversely affected.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, as of December 31, 2006, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances. However, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as set forth above.

(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 have not materially changed, except that information included in such risk factors relating to our dividend policy, our senior credit facility, including restrictions imposed on the payment of dividends by our credit facility, and the commitment of certain shareholders to participate in a dividend reinvestment plan has been updated herein to reflect the change in our dividend policy, the amendment to our credit facility and the extension of the commitment of certain shareholders to participate in a dividend reinvestment plan. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Dividend Policy” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Credit Facility.”

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

XERIUM TECHNOLOGIES, INC.
(Registrant)

Date: May 9, 2007	By:	/s/ Michael P. O’Donnell
Michael P. O’Donnell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
10.1	Form of 2007 Corporate Award under the 2006 Cash Incentive Bonus Plan*

10.2	Form of Performance Based Restricted Stock Units Agreement (based upon a 2007 performance metric) under the 2005 Equity Incentive Plan*

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Statement of the Chief financial Officer pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same numbered exhibit to the Company’s most current report on Form 8-K filed on March 30, 2007.