Form 10-K/A
period 2006-12-31
XERIUM TECHNOLOGIES INC
filed 2007-08-23
CIK 1287151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

Explanatory Note—Restatement of Financial Statements

Xerium Technologies, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2006, originally filed on March 5, 2007 (the “Original Filing”), to amend and restate consolidated balance sheets as of December 31, 2006 and 2005 and the consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years 2006 and 2005 and the Company’s unaudited quarterly financial statements during these years, commencing with the quarter ended June 30, 2005. The restatement is discussed in Notes 19 and 20 to the consolidated financial statements.

Subsequent to the Original Filing, an error in accounting for our interest rate swap agreements was identified. We entered into floating-to-fixed interest rate swaps in June 2005. We had accounted for these interest rate swaps as hedging instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133” and SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities”. The fair value of these interest rate swap agreements was adjusted quarterly with the changes recorded as deferred gains or losses in the Company’s consolidated balance sheet with the offset recorded in accumulated other comprehensive loss, net of tax. It has been determined that the swaps do not qualify for hedge accounting because we inappropriately applied the “short cut” method to evaluate these interest rate swaps for hedge accounting purposes from the date of inception. Accordingly, we are required to recognize the change in the fair value of these interest rate swap derivatives as a component of earnings for the periods commencing in June 2005. The restatement has no effect on cash flows from operating, investing or financing activities or on our debt covenant calculations.

The following sections of this Form 10-K/A have been revised to reflect the restatement: Part II - Item 6 - Selected Financial Data, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8 - Financial Statements and Supplementary Data and Item 9A - Controls and Procedures; and Part IV - Item 15 - Exhibits and Financial Statement Schedules. For the convenience of the reader, this Amendment No. 1 includes, in their entirety, those items in the Original Filing not being amended and restated. Except to the extent relating to the restatement of our financial statements and other financial information described above, the financial statements and other disclosure in this Form 10-K/A do not reflect any events that have occurred after the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

New certifications of the principal executive officer and principal financial officer are included as exhibits to this Amendment No. 1 on Form 10-K/A.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K/A contains forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Undue reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance, or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include the following items:

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

Other factors that could materially affect actual results, levels of activity, performance, or achievements can be found in our “Risk Factors” section in this Annual Report on Form 10-K/A. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. Any forward-looking statement in this Annual Report on Form 10-K/A reflects our current views with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise.

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

We may occasionally make forward-looking statements and estimates such as forecasts and projections of our future performance or statements of our plans and objectives. These forward-looking statements may be contained in, among other things, filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K/A, press releases made by us and in oral statements made by our officers. Actual results could differ materially from those contained in such forward-looking statements. Important factors that could cause our actual results to differ from those contained in such forward-looking statements include, among other things, the risks described below.

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

We generated $46.3 million of pre-dividend free cash flow for the twelve month period ended December 31, 2006. This level of pre-dividend free cash flow for the four fiscal quarters preceding the quarterly dividend payment dates in 2007 would permit maximum quarterly cash dividend payments (not including dividends applied to newly-issued or treasury shares of our common stock pursuant to a dividend reinvestment plan) of $5.2 million. To the extent that Adjusted EBITDA remains at 2006 levels but expenditures used in calculating pre-dividend free cash flow increase, the maximum permitted quarterly dividend payments would be lower. In particular, we expect capital expenditures to be higher in 2007 than in 2006. The amount of cash required to pay quarterly dividends in 2007 at the $0.225 per share level declared for the March 15, 2007 dividend payment date depends on the number of shares outstanding and the level of participation in our dividend reinvestment plan (or “DRIP”). Approximately $4.9 million of cash would be required to pay the quarterly dividend scheduled for March 15, 2007 at $0.225 per share based upon based upon 43,799,662 shares of common stock outstanding as of December 31, 2006 and an assumed participation rate of 50% in the DRIP. We expect that the number of our shares outstanding will increase as a result of participation in the DRIP. The number of shares of our common stock issued in connection with the DRIP will depend on the dividends declared by us, the level of participation in the DRIP and the trading price of our common stock applied in calculating the shares issued pursuant to the DRIP. See “Management’s Discussion of Financial Condition and Results of Operations—Dividend Policy”. More cash would be required to pay quarterly dividends at the $0.225 per share level in succeeding quarters of 2007 if the number of our shares of common stock outstanding increases and the participation in the DRIP were at the 50% level for each of these dividends.

We expect that expenditures used in calculating pre-dividend free cash flow will, in the aggregate, be approximately $13 million greater for 2007 as compared to 2006 primarily as a result of our expectation that expenditures in 2007 for capital investment

(not including capital expenditures of $2.0 million spent in 2006 and up to $8.2 million that we expect to spend in 2007, in each case to expand production capacity in Brazil that, subject to compliance with the other provisions of our credit facility, do not reduce pre-dividend free cash flow) will be $13 million higher in 2007 than in 2006. We expect that net interest expense paid in cash, scheduled debt repayments and cash payments of withholding taxes from proceeds of the repurchase, redemption or retention of our common stock relating to equity incentive awards will, in the aggregate, be at a similar level for 2007 as compared to 2006. See “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Hedging” below for a discussion of the impact of changes in interest rates on our expected interest expense. The amount of our cash income tax costs in 2007 will be largely dependent on the geographies in which our income for 2007 is earned, and therefore if our Adjusted EBITDA for 2007 were at the same level as in 2006, $146.2 million, cash income taxes for 2007 could be higher or lower than in 2006. We also expect to implement cost reduction programs in 2007 designed to improve our fixed overhead structure. We expect to incur significant restructuring expenses in 2007 in connection with our presently contemplated cost reduction efforts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cost Reduction Programs”.

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

Our senior credit facility has a variable interest rate. As of December 31, 2006, the outstanding principal amount of the term loan portion of the credit facility was $628.3 million. We entered into interest rate swap contracts effective June 30, 2005 pursuant to which we pay fixed rates on U.S. Dollar notional amounts while receiving the applicable floating LIBOR rates. The interest rate swap contracts effectively fix the interest rate on approximately 89% of the term loan portion of the credit facility through June 30, 2008. As of December 31, 2006, the weighted average interest rate on the effectively fixed portion of the term loan facility was 5.87%; the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 6.86%. In February 2007, the applicable margin for LIBOR term loans, LIBOR revolving loan, EURIBOR loans and CDOR loans under our senior credit facility increased from 2.50% to 2.75% as a result of a Moody’s downgrade of its rating of our senior indebtedness. To the extent that we do enter into a hedging arrangement that effectively fixes the interest rate on a portion of our senior debt after these contracts expire, the effectively fixed rate may be significantly higher than the effectively fixed rate in effect at December 31, 2006. If we do not enter into new interest rate hedging arrangements, when these contracts expire the interest rate on all of the debt covered by our senior credit facility will fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event, we may have difficulty making interest payments and funding our other costs and our ability to comply with the financial covenants in our credit facility may be adversely affected.

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

In February, 2007 we established a dividend reinvestment plan (“DRIP”) that allows shareholders of record to elect to receive all or part the dividends on shares of our common stock that otherwise would be paid in cash in the form of additional shares of common stock. Under the DRIP, the source of such additional shares will be from our authorized and unissued shares or from our treasury shares. The number of shares credited to a participant’s account with respect to a dividend will be determined based upon the cash value of the dividends elected to be received in additional shares of common stock divided by the average of the high and low sales prices for shares of our common stock on the New York Stock Exchange composite transactions tape on the declared payment date. Pursuant to a letter agreement with the Company dated December 22, 2006, Apax WW Nominees Ltd. and Apax-Xerium APIA LP (collectively the “Apax entities”) agreed that they will participate in the DRIP through December 31, 2007 at a level such that at a minimum 50% of each dividend otherwise payable in cash on our common stock, including shares not held by Apax entities, is reinvested in our common stock through the DRIP, provided that the Apax entities are not required to reinvest more than 100% of the cash dividends payable to them with respect to such dividend declaration. As of December 31, 2006 there were 43,799,662 shares of our common stock outstanding, of which 22,897,712 were held by the Apax entities. As more fully described in “Risk Factors” in this Annual Report on Form 10-K/A, the participation of the Apax Entities and other shareholders in the DRIP would increase the number of outstanding shares of common stock eligible to participate in future dividends and, to the extent other shareholders do not participate in the DRIP, result in the participating shareholders owning an increased percentage of our common stock. The Apax entities have made no commitment to participate in the DRIP beyond 2007.

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Dividend Policy” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our dividend policy and limitations on our ability to pay dividends.

Recent Sales of Unregistered Securities

Xerium Technologies, Inc. was formed in October 2002 and prior to our initial public offering and transactions effected in connection therewith had not issued any securities other than to our former parent upon its formation. Shortly prior to our initial public offering in May 2005, we effected a stock split of our common stock and issued additional shares of common stock to certain of our directors and members of senior management in exchange for their equity interests in Xerium S.A., our indirect parent prior to the initial public offering. These issuances were made in reliance upon Rule 701 of the Securities Act, as amended, and Section 4(2) of the Securities Act, as amended, and did not involve any underwriters, underwriting discounts or commissions, or any public offering. The persons and entities who received such securities represented their intention to acquire these securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to share certificates issued. All recipients had adequate access through their relationship with us to information about us. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Initial Public Offering.”

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

For further information regarding restricted stock unit awards granted under our 2005 Equity Incentive Plan, see Note 14 to our consolidated financial statements included in this Annual Report on Form 10-K/A.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth in this Item 6 have been restated to reflect adjustments to our consolidated financial statements and other financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2006, originally filed with the U.S. Securities and Exchange Commission (SEC) on March 5, 2007. The following selected financial data should be read in conjunction with our financial statements and the related Notes to Consolidated Financial Statements.

	Year ended December 31,
	2006 (1) (As restated)	2005 (1) (As restated)	2004	2003	2002
	(in thousands, except per share data)
Statement of operations data:
Net sales	$601,439	$582,420	$582,480	$560,668	$514,945
Costs and expenses:
Cost of products sold	353,569	342,329	331,447	306,450	278,560
Selling	75,967	70,682	69,325	68,027	61,798
General and administrative	72,727	84,863	60,675	58,895	56,995
Restructuring and impairments	4,736	11,958	19,533	10,971	8,497
Research and development	9,924	9,835	9,622	7,697	8,306
Offering costs	—	—	7,429	—	—

Total operating costs and expenses	516,923	519,667	498,031	452,040	414,156

Income from operations	84,516	62,753	84,449	108,628	100,789

Other income (expense):
Interest expense, net	(40,016)	(41,701)	(67,235)	(63,290)	(60,165)
Foreign exchange gain (loss)	(105)	3,773	(4,669)	(8,050)	8,443
Loss on early extinguishment of debt	—	(4,886)	—	(673)	(36,158)

Income before provision for income taxes	44,395	19,939	12,545	36,615	12,909
Provision for income taxes	13,107	14,342	26,641	40,423	13,539

Net income (loss)	$31,288	$5,597	$(14,096)	$(3,808)	$(630)

Net income (loss) per common share – basic	$0.71	$0.14	$(0.45)	$(0.12)	$(0.02)

Net income (loss) per common share – diluted	$0.71	$0.14	$(0.45)	$(0.12)	$(0.02)

Cash dividends per common share	$0.90	$0.33	$—	$—	$—

	Year ended December 31,
	2006 (1) (As restated)	2005 (1) (As restated)	2004	2003	2002
	(in thousands)
Balance sheet data (at end of period):
Cash and cash equivalents	$16,816	$59,976	$24,002	$22,294	$32,834
Total assets	990,726	983,916	1,019,865	983,993	922,829
Senior debt	628,317	637,433	601,716	611,670	611,960
Total debt	639,060	649,132	827,849	823,617	796,201
Total stockholders’ equity (deficit)	116,580	109,346	(55,096)	(64,588)	(76,219)

Cash flow data:
Net cash provided by operating activities	$69,236	$54,709	$78,701	$106,405	$123,368
Net cash used in investing activities	(37,940)	(28,722)	(36,561)	(39,058)	(30,856)
Net cash provided by (used in) financing activities	(78,208)	5,626	(43,125)	(82,656)	(62,233)

Other financial data:
Depreciation and amortization	$45,392	$45,363	$47,677	$47,995	$47,410
Capital expenditures	32,456	35,829	36,593	43,817	27,248

(1)	See discussion regarding “Restatement of Previously Issued Financial Statements” at Note 19 of the Consolidated Financial Statements.

The following table presents our unaudited consolidated statements of operations data for each quarter in the two years ended December 31, 2006. The information for each of these quarters is unaudited, but has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K/A. Certain prior period balances have been reclassified to conform with the current year presentation. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been made to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the notes thereto appearing elsewhere in this document. These operating results are not necessarily indicative of the results of operations that may be expected for any future period.

	For the Three Months Ended
	Dec. 31, 2006 (2)	Sept. 30, 2006 (2)	June 30, 2006 (2)	Mar 31, 2006 (2)	Dec. 31, 2005 (2)	Sept. 30, 2005 (2)	June 30, 2005 (2)	Mar. 31, 2005
	(As restated, all periods commencing with the three months ended June 30, 2005)
	(in thousands, except per share data)
Statement of operations data:
Net sales	$154,559	$145,546	$154,602	$146,732	$144,585	$140,058	$145,850	$151,927
Costs and expenses:
Cost of products sold	92,394	86,681	89,465	85,029	85,983	83,452	86,092	86,802
Selling	19,008	19,220	19,174	18,565	18,395	17,055	17,459	17,773
General and administrative	21,571	17,486	17,050	16,620	15,144	15,941	39,988	13,790
Restructuring and impairments	3,064	1,274	176	222	373	1,077	5,332	5,176
Research and development	2,473	2,526	2,364	2,561	2,456	2,305	2,692	2,382

Total operating costs and expenses	138,510	127,187	128,229	122,997	122,351	119,830	151,563	125,923

Income (loss) from operations	16,049	18,359	26,373	23,735	22,234	20,228	(5,713)	26,004

Other income (expense):
Interest expense, net	(10,930)	(14,484)	(8,386)	(6,216)	(6,615)	(4,178)	(15,448)	(15,460)
Foreign exchange gain (loss)	899	328	(1,196)	(136)	(666)	(609)	1,670	3,378
Loss on early extinguishment of debt	—	—	—	—	—	—	(4,886)	—

Income (loss) before provision for income taxes	6,018	4,203	16,791	17,383	14,953	15,441	(24,377)	13,922
Provision (benefit) for income taxes	2,510	1,963	3,686	4,948	(127)	20,034	(11,220)	5,655

Net income (loss)	$3,508	$2,240	$13,105	$12,435	$15,080	$(4,593)	$(13,157)	$8,267

Net income (loss) per common share – basic and diluted	$0.08	$0.05	$0.30	$0.28	$0.34	$(0.11)	$(0.36)	$0.27

Cash dividends per common share	$0.225	$0.225	$0.225	$0.225	$0.225	$0.105	$—	$—

(2)	See discussion regarding “Restatement of Quarterly Financial Data” at Note 20 of the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the section titled “Risk Factors,” the Consolidated Financial Statements and related Notes and other financial information appearing elsewhere in this Annual Report on Form 10-K/A. The information below has been adjusted solely to reflect the impact of the restatement on the Company’s financial results which is more fully described in Notes 19 and 20 to the consolidated financial statements contained in this report and under the paragraph “Restatement of Previously Issued Financial Statements” below and does not reflect any subsequent information or events occurring after the date of the original filing or update any disclosure herein to reflect the passage of time since the date of the original filing.

Restatement of Previously Issued Financial Statements

As discussed in the explanatory note to this Annual Report on Form 10-K/A and in Notes 19 and 20 to our consolidated financial statements contained in this report, we are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2006, originally filed on March 5, 2007 (the “Original Filing”), to amend and restate our consolidated balance sheets as of December 31, 2006 and 2005 and our consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years 2006 and 2005 and our unaudited quarterly financial statements during these years, commencing with the quarter ended June 30, 2005.

Subsequent to the Original Filing, an error in accounting for our interest rate swap agreements was identified. We entered into floating-to-fixed interest rate swaps in June 2005. We had accounted for these interest rate swaps as hedging instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133” and SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities”. The fair value of these interest rate swap agreements was adjusted quarterly with the changes recorded as deferred gains or losses in the Company’s consolidated balance sheet with the offset recorded in accumulated other comprehensive loss, net of tax. In August 2007, we determined that the swaps do not qualify for hedge accounting because we inappropriately applied the “short cut” method to evaluate these interest rate swaps for hedge accounting purposes from the date of inception. Accordingly, we are required to recognize the change in the fair value of these interest rate swap derivatives as a component of earnings for the periods commencing in June 2005.

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

Our cost reduction efforts between 2002 and 2006 included the closing of eight manufacturing facilities and the movement of certain production from two other facilities. Four facilities were closed in the clothing segment, of which three were in North America and one was in the United Kingdom and we closed four facilities in the rolls segment, three of which were in North America and one was in the United Kingdom. From 2002 to 2006, we eliminated approximately 370 positions in connection with our cost reduction efforts. As a result of these actions, offset by other changes in workforce, our headcount decreased by approximately 260 positions during that period. During 2002, 2003, 2004, 2005 and 2006, we expensed $8,497 ($8,384 impairment), $10,971($4,769 impairment), $19,533 ($10,331 impairment), $11,958 ($175 impairment) and $2,641, respectively, for these restructuring programs. These cost reduction efforts since 2002 eliminated approximately $8.4 million in cash costs that we would have otherwise incurred in 2004 as compared to our cost structure in 2003, an additional $10.7 million in cash costs that would have otherwise incurred in 2005 as compared to our cost structure in 2004 and an additional $4.9 million in cash costs that would have otherwise incurred in 2006 as compared to our cost structure in 2005. We experienced added operating costs resulting from shifting production from North American closed facilities to other facilities in these restructuring programs which adversely impacted our cost of sales by approximately $3.5 million and $6.4 million in 2006 and 2005, respectively, and in the last quarter of 2006, we experienced added operating costs of $1.5 million in a European facility due to shifting production from a closed facility, which costs we expect to decrease in 2007.

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

Results of Operations

The tables that follow set forth for each of the three years in the period ended December 31, 2006, 2005 and 2004 certain consolidated operating results and the percentage of net sales they represent:

	Year ended December 31,
	2006 (As restated)	2005 (As restated)	2004
	(in millions)
Net sales	$601.4	$582.4	$582.5
Cost of products sold	353.6	342.3	331.5
Selling expenses	76.0	70.7	69.3
General and administrative expenses	72.7	84.9	60.7
Restructuring and impairments expenses	4.7	12.0	19.5
Research and development expenses	9.9	9.8	9.6
Offering costs	—	—	7.5

Income from operations	84.5	62.7	84.4
Interest expense, net	(40.0)	(41.7)	(67.2)
Foreign exchange gain (loss)	(0.1)	3.8	(4.7)
Loss on early extinguishment of debt	—	(4.9)	—

Income before provision for income taxes	44.4	19.9	12.5
Provision for income taxes	13.1	14.3	26.6

Net income (loss)	$31.3	$5.6	$(14.1)

	Percentage of Net Sales Year ended December 31,
	2006 (As restated)	2005 (As restated)	2004
Net sales	100.0%	100.0%	100.0%
Cost of products sold	58.8	58.8	56.9
Selling expenses	12.6	12.1	11.9
General and administrative expenses	12.1	14.6	10.4
Restructuring and impairments expenses	0.8	2.1	3.3
Research and development expenses	1.6	1.7	1.7
Offering costs	—	—	1.3

Income from operations	14.1	10.7	14.5
Interest expense, net	(6.7)	(7.2)	(11.5)
Foreign exchange gain (loss)	—	0.7	(0.8)
Loss on early extinguishment of debt	—	(0.8)	—

Income before provision for income taxes	7.4	3.4	2.2
Provision for income taxes	2.2	2.4	4.6

Net income (loss)	5.2%	1.0%	(2.4)%

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

In our roll covers segment, cost of products sold increased by $12.1 million, or 10.4%, to $128.4 million from $116.3 million for 2005. The increase was primarily attributable to (i) increased sales in this segment, (ii) an unfavorable shift in the mix of our product sales to lower margin products, primarily in North America, during 2006 as compared to 2005 and (iii) unfavorable currency effects of $1.2 million related to the translation of costs incurred in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes. The unfavorable product mix resulted from a shift in sales from our more profitable rubber covers to other types of covers as well as increased sales in mechanical services and spreader rolls, which carry lower margins than our roll covers. These increases were partially offset by the $0.4 million favorable impact of a lower cost structure for 2006 as compared to our cost structure for 2005 resulting from our cost reduction programs.

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

General and Administrative Expenses. For 2006, general and administrative expenses decreased by $12.2 million, or 14.4%, to $72.7 million from $84.9 million for 2005. The decrease was primarily due to $23.4 million of expenses incurred in connection with the closing of our initial public offering on May 19, 2005 and related transactions. Additionally, general and administrative expenses decreased by the $2.2 million impact of a lower cost structure for 2006 as compared to our cost structure for 2005 resulting from our cost reduction programs. These decreases were partially offset by (i) an increase of $2.2 million in our environmental expense in 2006 as compared to due to the discovery of additional contaminated soil at a former manufacturing site during the Company’s remediation efforts undertaken in the fourth quarter of 2006 that related to the removal of contaminated soil previously identified by the Company (See Note 13 of Notes to Consolidated Financial Statements), (ii) a $1.4 million decrease in royalty income due to a receipt of royalties in 2005 resulting from the final settlement of certain royalties that did not recur in 2006, (iii) a $0.7 million increase in compensation expense incurred in 2006 as compared with 2005 as a result of restricted stock units granted under our 2005 Equity Incentive Plan , (iv) an increase in bad debt expense of $1.2 million during 2006 as compared to the 2005, (v) unfavorable currency effects of $1.8 million and (vi) increased payroll, fringe benefits and other costs related to business development and reorganization activities in 2006 as compared to 2005.

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

Interest Expense, Net. Net interest expense for 2006 decreased by $1.7 million, or 4.1%, to $40.0 million from $41.7 million for 2005 primarily attributable to an $8.2 million decrease resulting from (i) lower average debt balances outstanding during 2006 as compared with 2005 as a result of the refinancing that occurred in connection with our initial public offering on May 19, 2005 and to (ii) lower interest rates on our current credit facility as compared to our debt facilities prior to the initial public offering. These decreases were partially offset by a $6.5 million larger credit against interest expense recognized in 2005 as compared to 2006 in connection with the change in the fair value of our interest rate swaps.

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

Provision for Income Taxes. For 2006 and 2005, we recognized a provision for income taxes of $13.1 million and $14.3 million, respectively. Our effective tax rate was 30% for 2006 as compared with 72% for 2005. In 2006, the effective rate was lower than the US statutory rate of 35% primarily due to a tax benefit in the United Kingdom of $1.1 million, reflecting the reversal of a previously established valuation allowance against deferred tax assets, and a tax refund in the United States of $1.7 million relating to a net operating loss carryback that had a previously established valuation allowance against deferred tax assets. In 2005, the tax provision was affected by certain transaction costs and by operating losses in taxing jurisdictions for which valuation allowances have been provided because of the uncertainty surrounding the future utilization of such net operating loss carryforwards.

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

Interest Expense, Net. Net interest expense for 2005 decreased by $25.5 million, or 37.9%, to $41.7 million from $67.2 million for 2004. The decrease is primarily attributable to lower average debt balances outstanding during 2005 as compared with 2004, as a result of the refinancing that occurred in connection with our initial public offering on May 19, 2005, and to lower interest rates on our current credit facility as compared to our debt facilities prior to the initial public offering. Additionally contributing to the decrease in net interest expense for 2005 as compared to 2004 were higher interest rates on hedge contracts that expired in 2004 and an $8.1 million credit against interest expense for the increase in the fair value of interest rate swap agreements that we entered into in June 2005.

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

Provision for Income Taxes. For 2005 and 2004, we recognized a provision for income taxes of $14.3 million and $26.6 million, respectively. Our effective tax rate was 72% for 2005 as compared with 212% for 2004. The effective tax rate exceeds the statutory tax rate of 35% primarily due to the recording of valuation allowances in certain jurisdictions as a result of the uncertainty surrounding the future utilization of net operating loss carryforwards and the effect of the mix in earnings among geographical regions in which our income was earned for 2005 as compared with 2004.

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

In February, 2007 we established a dividend reinvestment plan (“DRIP”) that allows shareholders of record to elect to receive all or part the dividends on shares of our common stock that otherwise would be paid in cash in the form of additional shares of common stock. Under the DRIP, the source of such additional shares will be from our authorized and unissued shares or from our treasury shares. The number of shares credited to a participant’s account with respect to a dividend will be determined based upon the cash value of the dividends elected to be received in additional shares of common stock divided by the average closing price for shares of our common stock on the New York Stock Exchange on the five trading days up to and including the declared payment date. Pursuant to a letter agreement with the Company dated December 22, 2006, Apax WW Nominees Ltd. and Apax-Xerium APIA LP (collectively the “Apax entities”) agreed that they will participate in the DRIP through December 31, 2007 at a level such that at a minimum 50% of each dividend otherwise payable in cash on our common stock, including shares not held by Apax entities, is reinvested in our common stock through the DRIP, provided that the Apax entities are not required to reinvest more than 100% of the cash dividends payable to them with respect to such dividend declaration. As of December 31, 2007 there were 43,799,662 shares of our common stock outstanding, of which 22,897,712 were held by the Apax entities. As more fully described in “Risk Factors” in this Annual Report on Form 10-K/A, the participation of the Apax Entities and other shareholders in the DRIP would increase the number of outstanding shares of common stock eligible to participate in future dividends and, to the extent other shareholders do not participate in the DRIP, result in the participating shareholders owning an increased percentage of our common stock. The Apax entities have made no commitment to participate in the DRIP beyond 2007.

As more fully described in “Risk Factors” in this Annual Report on Form 10-K/A, shareholders may not receive any dividends as a result of the following factors:

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

We generated $46.3 million of pre-dividend free cash flow for the twelve month period ended December 31, 2006. This level of pre-dividend free cash flow for the four fiscal quarters preceding the quarterly dividend payment dates in 2007 would permit maximum quarterly cash dividend payments (not including dividends applied to newly-issued or treasury shares of our common stock pursuant to a dividend reinvestment plan) of $5.2 million. To the extent that Adjusted EBITDA remains at 2006 levels but expenditures used in calculating pre-dividend free cash flow increase, the maximum permitted quarterly dividend payments would be lower. In particular, we expect capital expenditures to be higher in 2007 than in 2006. The amount of cash required to pay quarterly dividends in 2007 at the $0.225 per share level declared for the March 15, 2007 dividend payment date depends on the number of shares outstanding and the level of participation in our dividend reinvestment plan (or “DRIP”). Approximately $4.9 million of cash would be required to pay the quarterly dividend scheduled for March 15, 2007 at $0.225 per share based upon 43,799,662 shares of common stock outstanding as of December 31, 2006 and an assumed participation rate of 50% in the DRIP. We expect that the number of our shares outstanding will increase as a result of participation in the DRIP. The number of shares of our common stock issued in connection with the DRIP will depend on the dividends declared by us, the level of participation in the DRIP and the trading price of our common stock applied in calculating the shares issued pursuant to the DRIP. See “-Dividend Policy” above. More cash would be required to pay quarterly dividends at the $0.225 per share level in succeeding quarters of 2007 if the number of our shares of common stock outstanding increases and the participation in the DRIP were at the 50% level for each of these dividends.

We expect that expenditures used in calculating pre-dividend free cash flow will, in the aggregate, be approximately $13 million greater for 2007 as compared to 2006 primarily as a result of our expectation that expenditures in 2007 for capital investment (not including capital expenditures of $2 million spent in 2006 and up to $8.2 million that we expect to spend in 2007, in each case to expand production capacity in Brazil that, subject to compliance with the other provisions of our credit facility, do not reduce pre-dividend free cash flow) will be $13 million higher in 2007 than in 2006. We expect that net interest expense paid in cash, scheduled debt repayments and cash payments of withholding taxes from proceeds of the repurchase, redemption or retention of our common stock relating to equity incentive awards will, in the aggregate, be at a similar level for 2007 as compared to 2006. See “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Hedging” below for a discussion of the impact of changes in interest rates on our expected interest expense. The amount of our cash income tax costs in 2007 will be largely dependent on the geographies in which our income for 2007 is earned, and therefore if our Adjusted EBITDA for 2007 were at the same level as in 2006, $146.2 million, cash income taxes for 2007 could be higher or lower than in 2006.

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

Contractual Obligations and Commercial Commitments

The following table provides aggregated information about our contractual obligations as of December 31, 2006.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt	$628.5	$10.1	$13.3	$13.5	$591.6
Interest expense on long-term debt (2)	235.1	38.8	86.5	88.1	21.7
Operating leases	16.1	3.6	5.0	3.2	4.3
Purchase obligations (1)	33.3	18.7	10.2	4.3	0.1
Pension and other postretirement obligations	92.0	9.3	15.5	17.4	49.8

Total contractual cash obligations	$1,005.0	$80.5	$130.5	$126.5	$667.5

(1)	Includes obligations with respect to raw materials purchases, repair and maintenance services, utilities and capital expenditures.
(2)	Interest expense shown above is based on the effective interest rate as of December 31, 2006 plus an increase of 0.25% as a result of Moody’s downgrade of its rating of our senior debt in February 2007. As of December 31, 2006, the weighted average interest rate on the effectively fixed portion of the term loan facility was 5.87% and the weighted average interest rate on the portion of the term loan facility not effectively fixed, based on the 90-day LIBOR, was 6.86%. The interest rate on approximately 89% of the term loan portion of the credit facility is effectively fixed by interest rate swap contracts through June 30, 2008.

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

Derivatives and Hedging We account for our derivative instruments in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS No. 133). SFAS No. 133 requires companies to record derivatives on their balance sheets as either assets or liabilities measured at their fair value. All changes in the fair value of derivatives are recognized currently in earnings unless specific hedge criteria are met, which requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

There are two types of hedges into which we enter: hedges of fair value exposure and hedges of cash flow exposure. Hedges of fair value exposure are entered into in order to hedge the fair value of a recognized asset or liability, or a firm commitment. Hedges of cash flow exposure are entered into in order to hedge a forecasted transaction or the variability of cash flows to be paid related to a recognized liability. On the date the derivative contract is executed, the Company designates the derivative as either a fair value or a cash flow hedge. Changes in derivative fair values that are designated as fair value hedges are recognized in earnings as offsets to the changes in fair value of the related hedged assets, liabilities and firm commitments. Changes in the derivative fair values that are designated as cash flow hedges which meet the criteria for hedge accounting are recorded in other comprehensive loss. However, we currently record interest rate swap derivatives which are cash flow hedges in earnings because hedge accounting under SFAS No. 133 was not allowed, as discussed in Notes 19 and 20 of the Notes to Consolidated Financial Statements, because we inappropriately applied the “short cut” method to evaluate these interest rate swaps for hedge accounting purposes from the date of inception.

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

These assumed health care cost trends have a significant impact on the amounts reported for the plan. A change of 1% in the assumed health care cost trend rates would have the following effect:

(in millions)

	1% increase in:	Expected Long-Term Return on Plan Asset	Healthcare Cost Trend Rate
	Discount Rate
Increase (decrease) to pension/postretirement expense	$(8.1)	$8.9	$0.4

	1% decrease in:	Expected Long-Term Return on Plan Asset	Healthcare Cost Trend Rate
	Discount Rate
Increase (decrease) to pension/postretirement expense	$11.7	$(9.9)	$(0.4)

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

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. This statement did not have a material effect on the Company’s financial position or results of operations.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. We adopted FIN No. 48 on January 1, 2007, which will result in a decrease in retained earnings and an increase in income taxes payable for the first quarter of 2007.

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

EBITDA is defined as net income (loss) before interest expense, income tax provision (benefit) and depreciation and amortization. Adjusted EBITDA is defined in our credit facility and is EBITDA plus (i) expenses or losses incurred on or prior to the completion of our initial public offering in connection with proposed or completed debt or equity financing transactions, including expenses or losses related to the early retirement or extinguishment of debt and any bonuses paid in connection with such financing transactions, (ii) unrealized foreign exchange (gain) loss on indebtedness, net, (iii) restructuring or related impairment costs (not to exceed $11 million in 2005, $4 million in 2006, $3.5 million in 2007 and $1.5 million in each year thereafter), (iv) reserves for inventory in connection with plant closings, (v) stock-based and other non-cash compensation charges, charges from forgiveness of loans made to employees in connection with the purchase of equity and any tax gross-up payments made in respect of such loan forgiveness in connection with or prior to the completion of our initial public offering, (vi) certain transaction costs, including costs incurred in connection with our initial public offering and the related debt financing and the legal reorganization of Brazilian subsidiaries, (vii) costs associated with payments to management prior to the completion of our initial public offering in connection with the termination of incentive plans, (viii) non-cash charges resulting from the application of purchase accounting, (ix) any fees, expenses or charges deducted in computing net income (loss) which have been determined by management, which determination is reasonably acceptable to the administrative agent under our credit facility, to be non-recurring by virtue of changes in our method of operations pursuant to our cost reduction programs, (x) non-cash losses (net of non-cash gains) resulting from marking-to-market hedging obligations, (xi) non-cash expenses resulting from the granting of stock options, restricted stock or restricted stock unit awards under equity compensation programs solely with respect to our common stock and (xii) expenses not exceeding $5 million per year incurred as a result of the repurchase, redemption or retention of our own common stock earned under equity compensation programs solely in order to make withholding tax payments. As defined in our credit facility, Adjusted EBITDA includes consolidated depreciation and amortization, including without limitation non-cash impairment charges resulting from the application of Statement of Financial Accounting Standards No. 142 and No. 144 and any amortization of intangibles arising pursuant to Statement of Financial Auditing Standards No. 141. Adjusted EBITDA, as defined in the credit facility and calculated below, may not be comparable to similarly titled measurements used by other companies. The following table provides a reconciliation from net cash provided by operating activities, which is the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA.

The information in the table below has been restated to reflect adjustments to our consolidated financial statements and other financial information for the year ended December 31, 2006 in connection with the restatement described in Notes 19 and 20 of the Notes to Consolidated Financial Statements included in this annual report. While this restatement did not impact total Adjusted EBITDA for the relevant periods, certain individual line items within Adjusted EBITDA have been restated.

	Year Ended December 31,
	2006 (1) (As Restated)	2005 (1) (As Restated)	2004
(in thousands)
Net cash provided by operating activities	$69,236	$54,709	$78,701
Interest expense, net	40,016	41,701	67,235
Net change in operating assets and liabilities	19,606	7,938	(10,972)
Income tax provision	13,107	14,342	26,641
Stock-based compensation	(2,507)	(17,352)	(279)
Deferred financing cost amortization	(3,726)	(3,037)	(984)
Deferred taxes	(4,793)	1,556	(4,785)
Deferred interest	—	(813)	(12,163)
Asset impairment	(2,095)	(175)	(10,331)
Unrealized foreign exchange gain (loss) on indebtedness, net	(964)	3,952	(5,606)
Loss on early extinguishment of debt	—	(4,886)	—
Gain on disposition of property and equipment	319	952	—
Change in fair value of interest rate swaps	1,604	8,116	—

EBITDA	129,803	107,003	127,457
Expenses related to debt or equity financing	116	7,820	7,429
Loss on early extinguishment of debt	—	4,886	—
Unrealized foreign exchange (gain) loss on indebtedness, net	964	(3,952)	5,606
Restructuring expenses (A)	2,641	11,000	11,020
Non-cash compensation and related expenses	2,507	17,352	4,374
Expenses related to reorganization of Brazilian subsidiaries	—	4,144	925
Non-cash impairment charges (B)	2,095	—	10,331
Non-recurring expenses resulting from cost reduction programs (C)	8,044	7,283	—

Adjusted EBITDA	$146,170	$155,536	$167,142

(1)	See discussion regarding “Restatement of Previously Issued Financial Statements” at Note 19 of the Notes to Consolidated Financial Statements.
(A)	Restructuring expenses that can be added back to determine Adjusted EBITDA were capped at $11,000 for 2005.
(B)	In accordance with the definition of Adjusted EBITDA in our credit facility, non-cash impairment charges resulting from application of Statement of Financial Accounting Standards Nos. 142 and 144 have been added back to Adjusted EBITDA.

(C)	In accordance with the definition of Adjusted EBITDA in our credit facility, certain fees, expenses and charges deducted in computing net income determined by us to be non-recurring, which determination was accepted by the administrative agent under the facility, by virtue of changes in our method of operations pursuant to our cost reduction programs have been added back to Adjusted EBITDA for the year ended December 31, 2006 and 2005. These fees, expenses and charges are presented in the following table:

	Year Ended December 31, 2006	Year Ended December 31, 2005
(in thousands)
Environmental charges in connection with facilities closures pursuant to cost reduction programs	$3,072	$850

Certain operating costs incurred in connection with the transition of production operations from closed facilities to other facilities (1)	4,972	6,433

Total	$8,044	$7,283

(1)	For 2006, the amount includes added operating costs related to closures in North America and Italy of $3,465 and $1,507, respectively. For 2005, the amount includes added operating costs related to closures in North America only.

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

Interest Rate Hedging. Our senior credit facility has a variable interest rate. We entered into interest rate swap contracts effective June 30, 2005 pursuant to which we pay fixed rates on U.S. Dollar notional amounts while receiving the applicable floating LIBOR rates. In connection with the restatement discussed in Notes 19 and 20 of the Notes to Consolidated Financial Statements, the interest rate swaps do not qualify for hedge accounting under SFAS No. 133 and the change in their fair value is subject to mark to market accounting through earnings. Although these interest rate swaps are subject to mark to market accounting through earnings, the interest rate swap contracts effectively fix, from a cash flow hedge perspective, the interest rate on approximately 89% of the term loan portion of the credit facility through June 30, 2008. The mark to market accounting through earnings has no effect on cash flows from operating, investing or financing activities nor has the effectiveness of the swaps as cash flow hedging instruments been affected by these changes in accounting treatment. As of December 31, 2006, the weighted average interest rate on the effectively fixed portion of the term loan facility was 5.87%; the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 6.86%. In February 2007, the applicable margin for LIBOR term loans, LIBOR revolving loans, Euribor loans and CDOR loans under our senior credit facility increased from 2.50% to 2.75% as a result of Moody’s downgrade of its rating of our senior indebtedness. We estimate that a 1% increase in the LIBOR rate would increase our interest expense on the term debt by approximately $0.7 million on an annual basis through June 30, 2008, the period covered by the interest rate swap agreements. To the extent that we do enter into a hedging arrangement that effectively fixes the interest rate on a portion of our senior debt after these contracts expire, the effectively fixed rate may be significantly higher than the effectively fixed rate as of December 31, 2006. If we do not enter into new interest rate hedging arrangements, when these contracts expire the interest rate on all of the debt covered by our senior credit facility will fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event, we may have difficulty making interest payments and funding our other costs and our ability to comply with the financial covenants in our credit facility may be adversely affected.

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

As disclosed in this amended annual report on Form 10-K/A, we have restated our previously issued consolidated financial statements for the years ended December 31, 2006 and 2005 to correct an error in those financial statements relating to our derivative accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).

During the third quarter of 2007, we identified that our application of the “short cut” method to evaluate interest rate swaps for hedge accounting purposes from the date of inception, June 2005, was not appropriate. We had accounted for these interest rate swaps as hedging instruments in accordance with SFAS No. 133, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133” and SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities”. The fair value of these interest rate swap agreements was adjusted quarterly with the changes recorded as deferred gains or losses in the consolidated balance sheet with the offset recorded in accumulated other comprehensive loss, net of tax. It has been determined that the swaps do not qualify as hedging instruments because we inappropriately applied the “short cut” method to evaluate these interest rate swaps for hedge accounting purposes from the date of inception. Accordingly, we will recognize the change in the fair value as a component of earnings for the applicable periods. Following our discovery of the errors in the application and documentation of hedge accounting under SFAS No. 133, we initiated a comprehensive review of all of our determinations and documentation related to hedge accounting under the “short cut” method for our interest rate swaps, as well as our related processes and procedures.

Disclosure Controls and Procedures

In connection with the aforementioned restatement of our financial statements, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we reevaluated, as of December 31, 2006, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that reevaluation, as a result of a material weakness in internal control over financial reporting with respect to hedge accounting for interest rate swaps, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. In connection with the Original Filing and prior to our discovery of the error relating to hedge accounting for interest rate swaps, our principal executive officer and principal financial officer had concluded that our disclosure controls and procedures were effective as of December 31, 2006 to a reasonable assurance level.

Changes in our Internal Control

There was no change in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting (As Restated)

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

A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement in the annual or interim consolidated financial statements will not be prevented or detected.

In connection with the aforementioned restatement of financial statements, our management has reassessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Our management has concluded that based on its assessment, our internal controls over financial reporting were not effective as of December 31, 2006 because we did not maintain effective controls over the accounting for interest rate swaps. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K/A.

In the Original Filing and prior to our discovery of the error relating to hedge accounting for interest rate swaps, our management had previously concluded that our internal controls over financial reporting were effective as of December 31, 2006.

Remediation of Material Weakness

In light of the material weakness described above, we have restated our financial statements for the affected periods. To remediate the material weakness and enhance our internal control over financial reporting, management has implemented the following changes:

•	Improved the education and understanding of hedge accounting requirements in accordance with generally accepted accounting principles for all relevant personnel involved in derivatives transactions.

•

Updated our procedures to now require the use of an outside expert to evaluate the documentation and accounting for any significant derivative instrument for which we are seeking hedge accounting under SFAS No. 133.

We believe that, as of the date of this filing, we have fully remediated the material weakness in our internal control over financial reporting with respect to accounting for interest rate swaps described above.

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

(a) (1) Financial Statements. The following documents are filed as Appendix A hereto and are included as part of this Annual Report on Form 10-K/A:

Financial Statements of Xerium Technologies, Inc:

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Schedule

Consolidated Balance Sheets as of December 31, 2006 and 2005 (Restated)

Consolidated Statements of Operations for the years ended December 31, 2006 (Restated), 2005 (Restated) and 2004

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2006 (Restated), 2005 (Restated) and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006 (Restated), 2005 (Restated) and 2004

Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules. The following financial statement schedule is included as part of this Annual Report on Form 10-K/A:

Schedule II, Valuation and Qualifying Accounts

Certain schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(a)(3) Exhibits. The exhibits filed as part of this Annual Report on Form 10-K/A are listed in the Exhibit Index immediately preceding such exhibits, and are incorporated herein by this reference. We have identified with plus symbols in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K/A.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Youngsville, North Carolina, on August 23, 2007.

XERIUM TECHNOLOGIES, INC.

By:	/s/ THOMAS GUTIERREZ
Thomas Gutierrez President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities on August 23, 2007.

Signature	Title

/s/ THOMAS GUTIERREZ	President, Chief Executive Officer and Director
Thomas Gutierrez	(Principal Executive Officer)

/s/ MICHAEL O’ DONNELL	Chief Financial Officer and Director
Michael O’Donnell	(Principal Financial and Accounting Officer)

/s/ DONALD P. AIKEN	Director
Donald P. Aiken

/s/ MICHAEL PHILLIPS	Director
Michael Phillips

/s/ JOHN S. THOMPSON	Director
John S. Thompson

/s/ EDWARD PAQUETTE	Director
Edward Paquette

/s/ JOHN SAUNDERS	Director
John Saunders

Appendix

Index to Consolidated Financial Statements

XERIUM TECHNOLOGIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS, AS RESTATED

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors

Xerium Technologies, Inc.

We have audited management’s assessment, included in Item 9A of Xerium Technologies, Inc.’s Annual Report on Form 10-K/A under the heading Management’s Annual Report on Internal Control over Financial Reporting (As Restated), that Xerium Technologies, Inc. (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the Company’s material weakness relating to its internal controls over the accounting for derivatives, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Xerium Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Xerium Technologies, Inc.’s internal control over financial reporting based on our audit.

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

In our report dated February 28, 2007 we expressed an unqualified opinion on management’s previous assessment that Xerium Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2006 and an unqualified opinion that Xerium Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based upon the COSO criteria. Management has subsequently determined that a deficiency in controls relating to the accounting for derivatives existed as of the previous assessment date, and has further concluded that such deficiency represented a material weakness as of December 31, 2006. As a result, management revised its assessment, as presented in Item 9A of the Company’s Annual Report on Form 10-K/A under the heading Management’s Annual Report on Internal Control over Financial Reporting (As Restated), to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2006. Accordingly, our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, as expressed herein, is different from that expressed in our previous report.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. The Company identified a material weakness related to its internal control over the accounting for its interest rate swap agreements under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Specifically, the Company inappropriately applied the “short-cut” method to evaluate its interest rate swap agreements for hedge accounting purposes and, as a result, items recorded in accumulated other comprehensive loss need to be recognized as a component of earnings. The material weakness resulted in the restatement of the Company’s consolidated financial statements as of December 31, 2006 and 2005, and for each of the two years in the period ended December 31, 2006 and the interim financial information for each of the quarters in 2006 and 2005, commencing with the quarter ended June 30, 2005. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated February 28, 2007, except for Note 19, as to which the date is August 22, 2007, on those consolidated financial statements (as restated).

In our opinion, management’s assessment that Xerium Technologies, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Xerium Technologies, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 28, 2007, except for the effects

of the material weakness described in

the sixth paragraph of this report, as to which

the date is August 22, 2007

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

As discussed in Note 19 to the consolidated financial statements, the accompanying consolidated financial statements have been restated to correct for the Company’s accounting for derivatives.

As discussed in Note 11 to the consolidated financial statements, in 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An amendment of FASB Statement Nos. 87, 88, 106, and 132(R)” and as discussed in Note 14 to the consolidated financial statements, in 2006 the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Xerium Technologies, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007, except for the effects of the material weakness described in the sixth paragraph of that report, as to which the date is August 22, 2007, expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 28, 2007, except

for Note 19 as to which the

date is August 22, 2007

XERIUM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2006 (As restated)	2005 (As restated)
	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$16,816	$59,976
Accounts receivable (net of allowance for doubtful accounts of $4,220 in 2006 and $2,277 in 2005)	109,694	101,623
Inventories	103,853	96,713
Prepaid expenses	4,426	5,507
Other current assets	19,273	14,387

Total current assets	254,062	278,206
Property and equipment, net	375,179	362,118
Goodwill	318,019	298,495
Intangible assets and deferred financing costs, net	37,151	38,356
Other assets	6,315	6,741

Total assets	$990,726	$983,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$10,571	$9,523
Accounts payable	39,778	37,940
Accrued expenses	48,574	53,807
Current maturities of long-term debt	10,110	8,582

Total current liabilities	109,033	109,852
Long-term debt, net of current maturities	618,379	631,027
Deferred taxes	40,479	37,369
Pension, other postretirement and postemployment obligations	106,255	96,322
Commitments and contingencies (Note 13)	—	—
Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares outstanding as of December 31, 2006 and 2005	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 43,799,662 and 43,725,093 shares outstanding as of December 31, 2006 and 2005, respectively	438	437
Paid-in capital	201,563	199,285
Accumulated deficit	(65,137)	(56,876)
Accumulated other comprehensive loss	(20,284)	(33,500)

Total stockholders’ equity	116,580	109,346

Total liabilities and stockholders’ equity	$990,726	$983,916

See accompanying notes.

XERIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2006 (As restated)	2005 (As restated)	2004
	(dollars in thousands except per share data)
Net sales	$601,439	$582,420	$582,480
Costs and expenses:
Cost of products sold	353,569	342,329	331,447
Selling	75,967	70,682	69,325
General and administrative	72,727	84,863	60,675
Restructuring and impairments	4,736	11,958	19,533
Research and development	9,924	9,835	9,622
Offering costs	—	—	7,429

	516,923	519,667	498,031

Income from operations	84,516	62,753	84,449

Interest expense	(41,893)	(43,643)	(67,805)
Interest income	1,877	1,942	570
Foreign exchange gain (loss)	(105)	3,773	(4,669)
Loss on early extinguishment of debt	—	(4,886)	—

Income before provision for income taxes	44,395	19,939	12,545
Provision for income taxes	13,107	14,342	26,641

Net income (loss)	$31,288	$5,597	$(14,096)

Net income (loss) per share:
Basic	$0.71	$0.14	$(0.45)

Diluted	$0.71	$0.14	$(0.45)

Shares used in computing net income (loss) per share:
Basic	43,768,609	38,884,233	31,013,482

Diluted	43,896,302	38,926,314	31,013,482

Cash dividends per common share	$0.90	$0.33	$—

See accompanying notes.

XERIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(dollars in thousands)

	Common Stock		Paid-in Capital	Accumulated Deficit (As restated)	Accumulated Other Comprehensive Loss (As restated)	Total Stockholders’ Equity (Deficit) (As restated)
	Shares	Amount
Balance at December 31, 2003	31,013,482	$310	$3,233	$(32,795)	$(35,336)	$(64,588)
Components of comprehensive income:
Net loss	—	—	—	(14,096)	—	(14,096)
Foreign currency translation adjustments	—	—	—	—	13,450	13,450
Minimum pension liability adjustment, net of income taxes of $0	—	—	—	—	(29)	(29)
Change in value of derivative instruments, net of income taxes of $41	—	—	—	—	6,852	6,852

Total other comprehensive income	—	—	—	—	—	6,177
Transactions with former parent	—	—	1,139	—	—	1,139
Imputed interest from shareholder note	—	—	1,897	—	—	1,897
Compensation expense associated with share issuance	—	—	279	—	—	279

Balance at December 31, 2004	31,013,482	310	6,548	(46,891)	(15,063)	(55,096)
Components of comprehensive loss:
Net income (As restated)				5,597		5,597
Foreign currency translation adjustments (As restated)					(12,360)	(12,360)
Minimum pension liability adjustment, net of income taxes of $1,096					(5,746)	(5,746)
Change in value of derivative instruments, net of income taxes of $(475) (As restated)					(331)	(331)

Total other comprehensive loss						(12,840)
Imputed interest from shareholder note	—	—	825	—	—	825
Transfer of equity interest from former parent	1,842,546	18	(18)	—	—	—
Redemption of shares from former parent	(2,125,663)	(21)	21	—	—	—
Redemption of management shares	(404,505)	(4)	(4,547)	—	—	(4,551)
Conversion of shareholder notes	–	–	38,493	—	—	38,493
Issuance of common stock, net of issuance costs	13,399,233	134	160,657	—	—	160,791
Offering costs	—	—	(20,046)	—	—	(20,046)
Dividend to former parent	—	—	—	(1,153)	—	(1,153)
Compensation expense	—	—	17,352	—	—	17,352
Dividends paid to stockholders	—	—	—	(14,429)	—	(14,429)

Balance at December 31, 2005 (As restated)	43,725,093	437	199,285	(56,876)	(33,500)	109,346
Components of comprehensive loss:
Net income (As restated)				31,288		31,288
Foreign currency translation adjustments (As restated)					21,371	21,371
Minimum pension liability adjustment, net of income taxes of $614					(1,712)	(1,712)
Change in value of derivative instruments, net of income taxes of $288 (As restated)					284	284

Total other comprehensive income						51,231
Cumulative adjustment for SFAS No. 158 transition, net of income taxes of $1,507					(6,727)	(6,727)
Issuance of common stock underlying restricted stock units	74,569	1	(375)	—	—	(374)
Compensation expense	—	—	2,507	—	—	2,507
Dividends paid to stockholders	—	—	146	(39,549)	—	(39,403)

Balance at December 31, 2006 (As restated)	43,799,662	$438	$201,563	$(65,137)	$(20,284)	$116,580

See accompanying notes.

XERIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year ended December 31
	2006 (As restated)	2005 (As restated)	2004
Operating activities
Net income (loss)	$31,288	$5,597	$(14,096)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	2,507	17,352	279
Depreciation	40,969	41,190	43,505
Amortization of other intangibles	4,423	4,173	4,172
Deferred financing cost amortization	3,726	3,037	984
Unrealized foreign exchange (gain) loss on revaluation of debt	964	(3,952)	5,606
Deferred taxes	4,793	(1,556)	4,785
Deferred interest	—	813	12,163
Asset impairment	2,095	175	10,331
Loss on early extinguishment of debt	—	4,886	—
Gain on disposition of property and equipment	(319)	(952)	—
Change in the fair value of interest rate swaps	(1,604)	(8,116)	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(329)	5,281	(1,121)
Inventories	261	8,060	8,449
Prepaid expenses	1,531	(1,816)	(263)
Other current assets	(2,300)	(8,444)	312
Accounts payable and accrued expenses	(11,695)	(12,813)	1,683
Deferred and other long term liabilities	(7,074)	1,794	1,912

Net cash provided by operating activities	69,236	54,709	78,701

Investing activities
Capital expenditures, gross	(32,456)	(35,829)	(36,593)
Proceeds from disposals of property and equipment	1,012	7,103	952
Proceeds from dispositions of businesses	1,666	—	—
Payment for acquisition of Coldwater Covers, Inc., net of cash acquired	(6,950)	—	—
Payment for acquisition of PMA Shoji Co. Ltd.	(1,205)	—	—
Other	(7)	4	(920)

Net cash used in investing activities	(37,940)	(28,722)	(36,561)

Financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	538	(147)	(1,547)
Proceeds from borrowings (maturities longer than 90 days)	155	650,000	–
Principal payments on debt	(36,870)	(749,098)	(37,539)
Issuance of common stock	—	160,791	—
Redemption of common stock	—	(4,551)	—
Cash dividends on common stock	(39,403)	(14,429)	—
Costs related to public offering and refinancing	—	(35,787)	(4,589)
Other	(2,628)	(1,153)	550

Net cash provided by (used in) financing activities	(78,208)	5,626	(43,125)

Effect of exchange rate changes on cash flows	3,752	4,361	2,693

Net increase (decrease) in cash	(43,160)	35,974	1,708
Cash and cash equivalents at beginning of year	59,976	24,002	22,294

Cash and cash equivalents at end of year	$16,816	$59,976	$24,002

Interest payments	$40,000	$49,437	$52,696

Income tax payments	$19,101	$18,860	$21,583

Supplemental schedule of noncash investing activities (Note 1)

See accompanying notes.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands except per share data)

December 31, 2006

Restatement

Certain of the accompanying consolidated financial statements have been restated. The nature of the restatements and the effect on the consolidated financial statement line items is discussed in Notes 19 and 20 of the Notes to Consolidated Financial Statements. In addition, certain disclosures in the following notes have been restated consistent with the consolidated financial statements.

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

2. Initial Public Offering and Reorganization—(continued)

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

Upon completion of the offering, the total amount of the Company’s authorized capital stock consisted of 150,000,000 shares of $0.01 par value common stock and 1,000,000 shares of $0.01 par value preferred stock, of which 43,725,093 shares of common stock were outstanding and no shares of preferred stock were outstanding.

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

3. Accounting Policies—(continued)

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

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

3. Accounting Policies—(continued)

Derivatives and Hedging—(continued)

There are two types of hedges into which the Company enters: hedges of fair value exposure and hedges of cash flow exposure. Hedges of fair value exposure are entered into in order to hedge the fair value of a recognized asset or liability, or a firm commitment. Hedges of cash flow exposure are entered into in order to hedge a forecasted transaction or the variability of cash flows to be paid related to a recognized liability. On the date the derivative contract is executed, the Company designates the derivative as either a fair value or a cash flow hedge. Changes in derivative fair values that are designated as fair value hedges are recognized in earnings as offsets to the changes in fair value of the related hedged assets, liabilities and firm commitments. Changes in the derivative fair values that are designated as cash flow hedges which meet the criteria for hedge accounting are recorded in other comprehensive loss. However, the Company currently records interest rate swap derivatives which are cash flow hedges in earnings because hedge accounting under SFAS No. 133 was not allowed, as discussed in Notes 19 and 20, because the Company inappropriately applied the “short cut” method to evaluate these interest rate swaps for hedge accounting purposes from the date of inception.

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

3. Accounting Policies—(continued)

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

Long-lived Assets

Property and equipment

Property and equipment acquired in connection with acquisitions are recorded at fair value as of the date of the acquisition, and subsequent additions are recorded at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Asset		Years
Buildings and improvements		3-50
Machinery and equipment	– Heavy	16-25
	– General	13-15
	– Light	6-12
	– Molds, tools, office and computers	2-5

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

3. Accounting Policies—(continued)

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

3. Accounting Policies—(continued)

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

Prior to and in connection with the initial public offering, the Company effected a 31,013,482-for-1 stock split of the Company’s common stock. On May 19, 2005, the Company issued common shares in the offering and granted restricted stock units to its directors, officers and certain employees. All share and per share amounts related to common stock included in the accompanying financial statements have been presented as if this stock split had occurred as of the earliest period presented to reflect the transactions above.

As of December 31, 2006 and 2005, the Company had outstanding restricted stock units (“RSUs”), the majority of which were granted in 2005 (Note 14). For the year ended December 31, 2006, the dilutive effect of potential future issuances of common stock underlying the Company’s RSUs was computed using (i) the average market price during the period for time-based RSUs and (ii) the actual grant date market price for non-employee director RSUs. The calculation of diluted weighted average shares outstanding for years ended December 31, 2006 and 2005 excludes the Company’s performance-based RSUs because the performance criteria have not been contingently achieved and therefore, the underlying RSUs are not contingently issuable.

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

	2006	2005	2004
Weighted-average common shares outstanding—basic	43,768,609	38,884,233	31,013,482
Dilutive effect of stock-based compensation awards outstanding	127,693	42,081	—

Weighted-average common shares outstanding—diluted	43,896,302	38,926,314	31,013,482

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

3. Accounting Policies—(continued)

Income Taxes—(continued)

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

3. Accounting Policies—(continued)

New Accounting Standards—(continued)

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

In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143. FIN No. 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. This statement did not have a material effect on the Company’s financial position or results of operations.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109. FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The Company adopted FIN No. 48 on January 1, 2007 which will result in a decrease in retained earnings and an increase in income taxes payable for the first quarter of 2007.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

3. Accounting Policies—(continued)

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

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

5. Property and Equipment

Property and equipment consists of the following at:

	December 31
	2006	2005
Land	$24,108	$22,677
Buildings and improvements	139,353	124,045
Machinery and equipment:
– Heavy	33,824	20,163
– General	311,390	294,378
– Light	82,741	63,463
– Molds, tools, office and computers	67,785	69,211

Total machinery and equipment	495,740	447,215
Construction in progress	16,802	18,371

Total	676,003	612,308
Less accumulated depreciation	300,824	250,190

	$375,179	$362,118

6. Goodwill, Intangible Assets and Deferred Financing Costs

The following table provides changes in the carrying amount of goodwill by segment for the years ended December 31, 2006 and 2005:

	Clothing	Rolls	Total
Balance at December 31, 2004	$56,229	$264,068	$320,297
Adjustments related to pre-acquisition income taxes	—	1,600	1,600
Foreign currency translations	(8,397)	(15,005)	(23,402)

Balance at December 31, 2005	47,832	250,663	298,495
Acquisition of PMA Shoji Co. Ltd.	648	—	648
Acquisition of Coldwater Covers, Inc.	—	927	927
Adjustments related to pre-acquisition income taxes	(848)	—	(848)
Foreign currency translations	6,192	12,605	18,797

Balance at December 31, 2006	$53,824	$264,195	$318,019

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

6. Goodwill, Intangible Assets and Deferred Financing Costs—(continued)

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

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

7. Notes Payable—(continued)

Notes payable consist primarily of committed lines of credit at banks to fund short-term working capital needs. The unused portion of these lines of credit totaled $49,904 at December 31, 2006. The secured portion of the debt is collateralized by letters of credit available under a multi-currency revolving credit facility of $50,000 which is a part of the Company’s credit agreement. Interest rates are variable and are based upon local market rates. Annual commitment and similar fees charged by the banks approximate 0.75% of the unused facilities. Weighted-average interest rates on the total of all facilities available were 6.4% in 2006 and 6.6% in 2005, and weighted-average interest rates on outstanding borrowings were 3.41% (a range of 1.63% to 6.25%) and 3.2% as of December 31, 2006 and 2005, respectively.

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

On December 22, 2006, the Company entered into a second amendment of its facility agreement to modify certain covenants and ratios. In connection with the second amendment, the Company’s applicable margin for U.S. Dollar LIBOR term loans increased from 2.25% to 2.50% per annum and the Company paid an amendment fee of $1,420. The credit facility provides for a term loan in a total principal amount of $650,000 and a $100,000 senior secured revolving credit facility, which was reduced at the end of 2005 to $50,000 in connection with the completion of the legal reorganization of the Company’s Brazilian subsidiaries. The credit facility is secured by substantially all of the Company’s assets. Borrowings under the revolving credit facility and term loan facility bear interest at either (a)LIBOR plus the applicable margin or (b) the Euribor rate plus the applicable margin, in addition to certain other mandatory costs associated with syndication in the European markets or (c) CDOR plus the applicable margin. As of December 31, 2006, the applicable margin for the term loans and the revolving loans was 2.50%, which was subject to an increase of 0.25% in the event that the indebtedness under the senior credit facility is rated lower than B1 by Moody’s or lower than B+ by Standard & Poor’s and, accordingly, in February 2007, the interest rate on the Company’s debt increased as a result of a downgrade in the rating of its senior indebtedness by Moody’s. If the credit facility subsequently achieves the higher ratings, the applicable margin will be decreased by 0.25%. The applicable margin with respect to the revolving loans may also be reduced by 0.25% or 0.50% based on a leverage test set forth in the credit agreement.

The Company entered into interest rate swap contracts, which effectively fix, from a cash flow hedge perspective, the interest rate on approximately 89% of the term loan portion of the credit facility through June 30, 2008. The effectiveness of the swaps as hedge instruments has not been affected by the restatement discussed in Notes 19 and 20 and, as of December 31, 2006, the weighted average interest rate on the effectively fixed portion of the term loan facility was 5.87% and the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 6.86%. The revolving credit facility has a 6.5 year maturity and the term loan facility has a 7 year maturity from the date of the agreement.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

8. Long-Term Debt—(continued)

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

Long-term debt consists of the following at:

	December 31
	2006	2005
Senior Bank Debt (Secured):
Term Loan B – payable quarterly:
U.S. Dollar denominated – LIBOR plus 2.50 % as of December 31, 2006 (7.86%); LIBOR plus 2.00% as of December 31, 2005 (6.53%)	$316,917	$348,419
Euro denominated – EURIBOR plus 2.50% as of December 31, 2006 (6.22%); EURIBOR plus 2.25% as of December 31, 2005 (4.74%)	247,041	223,819
Canadian Dollar denominated – CDOR plus 2.50% as of December 31, 2006 (6.84%); CDOR plus 2.25% as of December 31, 2005 (5.81%)	64,359	65,195

	628,317	637,433
Other Long-Term Debt:
Secured, interest fixed from 2.50% to 5.00%, Euro denominated	—	283
Unsecured, interest fixed at 3.50%, Euro denominated	172	1,893

	628,489	639,609
Less current maturities	10,110	8,582

Total	$618,379	$631,027

The aggregate maturities of long-term debt for each of the following five years and thereafter are as follows:

2007	$10,110
2008	6,664
2009	6,664
2010	6,664
2011	6,836
Thereafter	591,551

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

The Company links all hedges that are designated as cash flow hedges to forecasted transactions or to floating-rate liabilities on the consolidated balance sheets. The Company also assesses, both at inception of the hedge and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Should it be determined that a derivative is not highly effective as a hedge, the Company will discontinue hedge accounting prospectively. The Company’s derivative activities are as follows:

(i) Cash Flow Hedges

The Company entered into interest rate swap contracts effective June 30, 2005 pursuant to which it pays fixed rates on U.S. Dollar notional amounts while receiving the applicable floating LIBOR rates. In connection with the restatement discussed in Notes 19 and 20, the interest rate swaps do not qualify for hedge accounting under SFAS No. 133 and the change in their fair value is subject to mark to market through earnings accounting. The Company recorded a decrease to interest expense of $1,604 and $8,116 during the years ended December 31, 2006 and 2005, respectively as a result of the mark to market accounting through earnings. There was no impact to interest expense for the mark to market accounting through earnings related to these interest rate swaps during the year ended December 31, 2004 as the swaps were not entered into until June 2005. The fair value of the interest rate derivative contracts was $9,710 and $8,113 at December 31, 2006 and 2005, respectively, and is included in other current assets.

Although these interest rate swaps are subject to mark to market accounting through earnings, the interest rate swap contracts effectively fix, from a cash flow hedge perspective, the interest rate on approximately 89% of the term loan portion of the credit facility through June 30, 2008. The mark to market accounting through earnings has no effect on cash flows from operating, investing or financing activities nor has the effectiveness of the swaps as cash flow hedging instruments been affected by the changes in accounting treatment. As of December 31, 2006, the weighted average interest rate on the effectively fixed portion of the term loan facility was 5.87% and the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 6.86%.

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

9. Derivatives and Hedging—(continued)

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

10. Income Taxes

Significant components of the provision for income taxes by taxing jurisdictions are shown below.

The components of domestic and foreign income (loss) before the provision for income taxes are as follows:

	Year Ended December 31
	2006 (As restated)	2005 (As restated)	2004
U.S.	$1,885	$(26,857)	$(21,833)
Foreign	42,510	46,796	34,378

Total	$44,395	$19,939	$12,545

The components of the income tax provision (benefit) are as follows:

	Year Ended December 31
	2006 (As restated)	2005 (As restated)	2004
Current:
U.S.	$(1,037)	$(916)	$13
Foreign	9,351	16,464	21,843

Total current	8,314	15,548	21,856
Deferred:
U.S.	3,212	2,655	3,124
Foreign	1,581	(3,861)	1,661

Total deferred	4,793	(1,206)	4,785

Total provision	$13,107	$14,342	$26,641

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

10. Income Taxes—(continued)

The tax effect of temporary differences which give rise to deferred income tax assets and liabilities are as follows:

	Year Ended December 31
	2006 (As restated)	2005 (As restated)
Deferred tax assets arising from:
Net operating loss carryforwards	$66,158	$70,111
Pension and other benefit accruals	10,560	6,745
Tax credits	1,832	—
Other allowances and accruals, net	32,372	27,092

Total	110,922	103,948

Deferred tax liabilities arising from:
Property and equipment, net	(51,078)	(37,963)
Intangible assets, net	(12,854)	(7,640)
Unrealized foreign exchange gains/losses	(210)	(354)
Other allowances and assets, net	(3,329)	(7,005)

Total	(67,471)	(52,962)
Valuation allowance	(74,679)	(78,360)

Net deferred tax liability	$(31,228)	$(27,374)

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

10. Income Taxes—(continued)

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

The provision for income taxes differs from the amount computed by applying the U.S. statutory tax rate (35%) to income before income taxes, due to the following:

	Year Ended December 31
	2006 (As restated)	2005 (As restated)	2004
Book income at U.S. 35% statutory rate	$15,539	$6,978	$4,391
State income taxes, net of federal benefit	(657)	158	175
Foreign tax rate differential	(1,326)	(1,396)	(1,531)
Dividends, net of foreign tax credits	4,350	2,607	7,503
Change in valuation allowance	(3,947)	6,588	14,944
Tax credits and refunds	(2,504)	(2,072)	(273)
Goodwill	(2,825)	—	—
Other, net	4,477	1,479	1,432

Total	$13,107	$14,342	$26,641

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

As of December 31, 2006, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” ( “SFAS No. 158” ). The adoption of SFAS No. 158 impacted the Company’s balance sheet at December 31, 2006 as follows: (i) an increase in pensions, other postretirement and postemployment obligations of 3,260, (ii) an increase in current liabilities of $4,974, (iii) an increase in deferred tax asset of $1,507 and (iv) an increase in accumulated other comprehensive loss of $6,727. In accordance with SFAS No. 158, the Company’s 2005 accounting and related disclosures were not affected by the adoption of the new standard. The adoption of SFAS No. 158 had no effect on the Company’s consolidated income statement for the year ended December 31, 2006, or for any other prior period presented.

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

11. Pensions, Other Postretirement and Postemployment Obligations—(continued)

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

11. Pensions, Other Postretirement and Postemployment Obligations—(continued)

Virtually all of the Company’s pension plans that comprise the pension obligation amounts above, have a projected benefit obligation in excess of plan assets as of the years ended December 31, 2006 and 2005.

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	December 31
	2006	2005
Projected benefit obligation	$129,578	$99,678
Accumulated benefit obligation	117,343	91,218
Fair value of plan assets	59,431	37,581

Components of Net Periodic Benefit Cost

	Defined Benefit Plans			Other Postretirement Benefit Plans
	2006	2005	2004	2006	2005	2004
Service cost	$6,511	$5,840	$5,865	$431	$507	$432
Interest cost	5,617	5,431	4,916	2, 620	2,860	2,590
Expected return on plan assets	(3,664)	(3,021)	(2,684)	—	—	—
Amortization of prior service cost	117	60	125	(464)	(464)	—
Amortization of net loss	869	371	247	690	1,388	122

Net periodic benefit cost	$9,450	$8,681	$8,469	$3,277	$4,291	$3,144

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

11. Pensions, Other Postretirement and Postemployment Obligations—(continued)

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

11. Pensions, Other Postretirement and Postemployment Obligations—(continued)

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

12. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, after the effects of the restatement discussed in Notes 19 and 20, were as follows:

	Foreign Currency Translation Adjustment (As restated)	Minimum Pension Liability/SFAS No. 158 Liability	Change in Value of Derivative Instruments (As restated)	Accumulated Other Comprehensive Loss (As restated)
Balance at December 31, 2003	$(23,083)	$(5,538)	$(6,715)	$(35,336)
Current year change	13,450	(29)	6,852	20,273

Balance at December 31, 2004	(9,633)	(5,567)	137	(15,063)
Current year change	(12,360)	(5,746)	(331)	(18,437)

Balance at December 31, 2005	(21,993)	(11,313)	(194)	(33,500)
Current year change	21,371	(1,712)	284	19,943
Cumulative adjustment for transition to FAS No. 158	—	(6,727)	—	(6,727)

Balance at December 31, 2006	$(622)	$(19,752)	$90	$(20,284)

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

13. Commitments and Contingencies—(continued)

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

The Company adopted the modified prospective method permitted under SFAS No. 123R. Under this transition method, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, compensation expense is recognized on all share-based payments granted prior to, but not yet vested, as of December 31, 2005 and for share-based payments granted subsequent to December 31, 2005. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated. Other than RSUs granted as dividends, which are charged against accumulated deficit under SFAS No. 123R, and RSU0s granted to non-employee directors, which vest immediately (see discussion below under “2005 Equity Incentive Plan”), the Company did not have any share-based grants during 2006; however, under the provisions of SFAS No. 123R, for outstanding unvested RSUs, compensation expense of $2,507 and a related tax benefit thereon of $210 were recorded for 2006.

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

14. Stock-Based Compensation—(continued)

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

14. Stock-Based Compensation—(continued)

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

14. Stock-Based Compensation—(continued)

As of December 31, 2006, there was approximately $3,400 of total unrecognized compensation expense related to unvested share-based awards which is expected to be recognized over a weighted average period of 2.0 years.

Stock Options and Restricted Stock

Prior to its initial public offering on May 19, 2005 (see Note 2), the Company’s former parent had stock options and restricted stock outstanding. All such stock options and restricted stock vested in connection with the consummation of the Company’s initial public offering which occurred on May 19, 2005, at which time the Company measured and recorded compensation expense of $15,507 related to these options and restricted stock based on their then current fair value in accordance with APB No. 25. Therefore, the adoption of SFAS No. 123R with respect to these share-based payments would not have had a significant impact on the Company’s financial position or results of operations for 2005 because the pro forma net loss under SFAS No. 123R and the reported net loss are identical. These stock options and restricted stock are no longer outstanding after the completion of the initial public offering on May 19, 2005 and therefore would not have had any impact on the Company’s financial position or results of operations after this date.

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

	For the Year Ended December 31,
	2005	2004
	(As restated)
Net income (loss), as reported	$5,597	$(14,096)
Add back: Stock based compensation expense reported, net of related tax effects, for prior options and restricted stock	14,116	—
Add back: Stock based compensation expense reported, net of related tax effects, for time-based RSUs	1,680	—
Less: Stock based compensation expense, net of related tax effect, for prior options and restricted stock	(14,116)	—
Less: Stock based compensation expense, net of related tax effect, for all RSUs	(2,346)	—

Net income (loss), pro forma	$4,931	$(14,096)

As reported – basic and diluted	$0.14	$(0.45)

Pro-forma – basic and diluted	$0.13	$(0.45)

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

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

16. Restructuring and Impairments Expenses—(continued)

The table below sets forth the significant components and activity in the restructuring program and asset impairments during 2006:

	Balance at December 31 2005	Charges	Write-offs	Cash Payments	Balance at December 31 2006
Severance	$1,615	$2,286	$—	$(2,952)	$949
Facility costs	282	355	—	(637)	—
Asset impairment	—	2,095	(2,095)	—	—

Total	$1,897	$4,736	$(2,095)	$(3,589)	$949

The table below sets forth the significant components and activity in the restructuring program and asset impairments during 2005:

	Balance at December 31 2004	Charges	Write-offs	Cash Payments	Balance at December 31 2005
Severance	$1,870	$6,084	$—	$(6,339)	$1,615
Facility costs	78	5,699	—	(5,495)	282
Asset impairment	—	175	(175)	—	—

Total	$1,948	$11,958	$(175)	$(11,834)	$1,897

The table below sets forth the significant components and activity in the restructuring program and asset impairments during 2004:

	Balance at December 31 2003	Charges	Write-offs	Cash Payments	Balance at December 31 2004
Severance	$1,768	$3,839	$—	$(3,737)	$1,870
Facility costs	39	5,363	—	(5,324)	78
Asset impairment	—	10,331	(10,331)	—	—

Total	$1,807	$19,533	$(10,331)	$(9,061)	$1,948

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

17. Business Segment and Geographic Region Information—(continued)

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

17. Business Segment and Geographic Region Information—(continued)

Provided below is a reconciliation of Segment Earnings (Loss) to income before provision for income taxes for each of the three years in the period ended December 31, 2006:

	2006 (As restated)	2005 (As restated)	2004
Segment Earnings (Loss):
Clothing	$97,786	$103,515	$111,449
Roll Covers	55,378	56,431	60,720
Corporate	(15,038)	(10,735)	(6,845)
Non-cash compensation and related expenses	(2,507)	(17,352)	(4,374)
Net interest expense	(40,016)	(41,701)	(67,235)
Depreciation and amortization (2)	(45,392)	(45,363)	(47,677)
Restructuring and impairments expenses	(4,736)	(11,958)	(19,533)
Unrealized foreign exchange gain (loss) on revaluation of debt	(964)	3,952	(5,606)
Write off of costs related to previously contemplated offering of income deposit securities	—	—	(7,429)
Expenses related to reorganization of Brazilian subsidiaries	—	(4,144)	(925)
Loss on early extinguishment of debt	—	(4,886)	—
Expenses related to initial public offering and refinancing	(116)	(7,820)	—

Income before provision for income taxes	$44,395	$19,939	$12,545

(2)	Net of amortization of deferred finance costs that are charged to interest expense.

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

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

18. Subsequent Events

Dividends

In February 2007 the Company established a dividend reinvestment plan (“DRIP”) that allows shareholders of record to elect to receive all or part of the dividends on shares of the Company’s common stock that otherwise would be paid in cash in the form of additional shares of common stock. Pursuant to a letter agreement with the Company dated December 22, 2006, Apax WW Nominees Ltd. and Apax-Xerium APIA LP (collectively the “Apax entities”) agreed that they will participate in the DRIP through December 31, 2007 at a level such that at a minimum 50% of each dividend otherwise payable in cash on our common stock, including shares not held by Apax entities, is reinvested in the Company’s common stock through the DRIP, provided that the Apax entities are not required to reinvest more than 100% of the cash dividends payable to them with respect to such dividend declaration. As of December 31, 2006, the Company had 43,799,662 shares of common stock outstanding, of which 22,897,712 were held by the Apax entities. The Apax entities have made no commitment to participate in the DRIP beyond 2007.

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

19. Restatement of Previously Issued Financial Statements

On August 10, 2007, the Company filed a Current Report on Form 8-K announcing that it had determined to restate certain of its previously issued financial statements. Accordingly, the Company has restated the consolidated balance sheets as of December 31, 2006 and 2005 and the consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years 2006 and 2005 and the Company’s unaudited quarterly financial statements during these years, commencing with the quarter ended June 30, 2005.

The restatement corrects the Company’s accounting for the fair value of its interest rate swap agreements entered into in June 2005. The Company entered into floating-to-fixed interest rate swaps in June 2005 and had accounted for these interest rate swaps as hedging instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133” and SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities”. The fair value of these interest rate swap agreements was adjusted quarterly with the changes recorded as deferred gains or losses in the Company’s consolidated balance sheet with the offset recorded in accumulated other comprehensive loss, net of tax. In August, 2007, the Company determined that the swaps do not qualify for hedge accounting because of the inappropriate application of the “short cut” method to evaluate these interest rate swaps for hedge accounting purposes from the date of inception. Accordingly, the Company is required to recognize the change in the fair value of these interest rate swap derivatives as a component of earnings for the periods commencing in June 2005.

The following tables set forth the amounts previously reported and the effect of the restatement adjustments and the restated amounts in the Company’s consolidated balance sheets as of December 31, 2006 and 2005 and its consolidated statements of operations and cash flows for the years ended December 31, 2006 and 2005.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

19. Restatement of Previously Issued Financial Statements—(continued)

CONSOLIDATED BALANCE SHEET

	December 31, 2006 (As reported)	Adjustments		December 31, 2006 (As restated)
	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$16,816	$		$16,816
Accounts receivable (net of allowance for doubtful accounts of $4,220)	109,694			109,694
Inventories	103,853			103,853
Prepaid expenses	4,426			4,426
Other current assets	19,273			19,273

Total current assets	254,062			254,062
Property and equipment, net	375,179			375,179
Goodwill	318,019			318,019
Intangible assets and deferred financing costs, net	37,151			37,151
Other assets	6,315			6,315

Total assets	$990,726	$		$990,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$10,571	$		$10,571
Accounts payable	39,778			39,778
Accrued expenses	48,574			48,574
Current maturities of long-term debt	10,110			10,110

Total current liabilities	109,033			109,033
Long-term debt, net of current maturities	618,379			618,379
Deferred taxes	40,479			40,479
Pension, other postretirement and postemployment obligations	106,255			106,255
Commitments and contingencies (Note 13)	—			—
Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares outstanding as of December 31, 2006	—			—
Common stock, $0.01 par value, 150,000,000 shares authorized; 43,799,662 and 43,725,093 shares outstanding as of December 31, 2006	438			438
Paid-in capital	201,563			201,563
Accumulated deficit	(74,572)		9,435	(65,137)
Accumulated other comprehensive loss	(10,849)		(9,435)	(20,284)

Total stockholders’ equity	116,580			116,580

Total liabilities and stockholders’ equity	$990,726	$		$990,726

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

19. Restatement of Previously Issued Financial Statements—(continued)

CONSOLIDATED BALANCE SHEET

	December 31, 2005 (As reported)	Adjustments		December 31, 2005 (As restated)
	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$59,976	$		$59,976
Accounts receivable (net of allowance for doubtful accounts of $2,277)	101,623			101,623
Inventories	96,713			96,713
Prepaid expenses	5,507			5,507
Other current assets	14,387			14,387

Total current assets	278,206			278,206
Property and equipment, net	362,118			362,118
Goodwill	298,495			298,495
Intangible assets and deferred financing costs, net	38,356			38,356
Other assets	6,741			6,741

Total assets	$983,916	$		$983,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$9,523	$		$9,523
Accounts payable	37,940			37,940
Accrued expenses	53,807			53,807
Current maturities of long-term debt	8,582			8,582

Total current liabilities	109,852			109,852
Long-term debt, net of current maturities	631,027			631,027
Deferred taxes	37,369			37,369
Pension, other postretirement and postemployment obligations	96,322			96,322
Commitments and contingencies (Note 13)	—			—
Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares outstanding as of December 31, 2005	—			—
Common stock, $0.01 par value, 150,000,000 shares authorized; 43,725,093 shares outstanding as of December 31, 2005	437			437
Paid-in capital	199,285			199,285
Accumulated deficit	(64,567)		7,691	(56,876)
Accumulated other comprehensive loss	(25,809)		(7,691)	(33,500)

Total stockholders’ equity	109,346			109,346

Total liabilities and stockholders’ equity	$983,916	$		$983,916

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

19. Restatement of Previously Issued Financial Statements—(continued)

CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended December 31,
	2006 (As reported)	Adjustments		2006 (As restated)
	(dollars in thousands except per share data)
Net sales	$601,439	$		$601,439
Costs and expenses:
Cost of products sold	353,569			353,569
Selling	75,967			75,967
General and administrative	72,727			72,727
Restructuring and impairments	4,736			4,736
Research and development	9,924			9,924
Offering costs	—			—

	516,923			516,923

Income from operations	84,516			84,516

Interest expense	(43,497)		1,604	(41,893)
Interest income	1,877			1,877
Foreign exchange loss	(105)			(105)

Income before provision for income taxes	42,791		1,604	44,395
Provision (benefit) for income taxes	13,247		(140)	13,107

Net income	$29,544		$1,744	$31,288

Net income per share:
Basic	$0.68			$0.71

Diluted	$0.67			$0.71

Shares used in computing net income per share:
Basic	43,768,609			43,768,609

Diluted	43,896,302			43,896,302

Cash dividends per common share	$0.90			$0.90

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

19. Restatement of Previously Issued Financial Statements—(continued)

CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended December 31,
	2005 (As reported)	Adjustments		2005 (As restated)
	(dollars in thousands except per share data)
Net sales	$582,420	$		$582,420
Costs and expenses:
Cost of products sold	342,329			342,329
Selling	70,682			70,682
General and administrative	84,863			84,863
Restructuring and impairments	11,958			11,958
Research and development	9,835			9,835

	519,667			519,667

Income from operations	62,753			62,753

Interest expense	(51,759)		8,116	(43,643)
Interest income	1,942			1,942
Foreign exchange gain	3,773			3,773
Loss on early extinguishment of debt	(4,886)			(4,886)

Income before provision for income taxes	11,823		8,116	19,939
Provision for income taxes	13,917		425	14,342

Net income (loss)	$(2,094)		$7,691	$5,597

Net income (loss) per share:
Basic	$(0.05)			$0.14

Diluted	$(0.05)			$0.14

Shares used in computing net income (loss) per share:
Basic	38,884,233			38,884,233

Diluted	38,884,233			38,926,314

Cash dividends per common share	$0.33			$0.33

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

19. Restatement of Previously Issued Financial Statements—(continued)

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended December 31
	2006 (As reported)	Adjustments		2006 (As restated)
	(dollars in thousands)
Operating activities
Net income	$29,544		$1,744	$31,288
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	2,507			2,507
Depreciation	40,969			40,969
Amortization of other intangibles	4,423			4,423
Deferred financing cost amortization	3,726			3,726
Unrealized foreign exchange loss on revaluation of debt	964			964
Deferred taxes	4,933		(140)	4,793
Deferred interest	—			—
Asset impairment	2,095			2,095
Loss on early extinguishment of debt	—			—
Gain on disposition of property and equipment	(319)			(319)
Change in fair value of interest rate swaps	—		(1,604)	(1,604)
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(329)			(329)
Inventories	261			261
Prepaid expenses	1,531			1,531
Other current assets	(2,300)			(2,300)
Accounts payable and accrued expenses	(11,695)			(11,695)
Deferred and other long term liabilities	(7,074)			(7,074)

Net cash provided by operating activities	69,236			69,236

Investing activities
Capital expenditures, gross	(32,456)			(32,456)
Proceeds from disposals of property and equipment	1,012			1,012
Proceeds from dispositions of businesses	1,666			1,666
Payment for acquisition of Coldwater Covers, Inc., net of cash acquired	(6,950)			(6,950)
Payment for acquisition of PMA Shoji Co. Ltd.	(1,205)			(1,205)
Other	(7)			(7)

Net cash used in investing activities	(37,940)			(37,940)

Financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	538			538
Proceeds from borrowings (maturities longer than 90 days)	155			155
Principal payments on debt	(36,870)			(36,870)
Issuance of common stock	—			—
Redemption of common stock	—			—
Cash dividends on common stock	(39,403)			(39,403)
Costs related to public offering and refinancing	—			—
Other	(2,628)			(2,628)

Net cash used in financing activities	(78,208)			(78,208)

Effect of exchange rate changes on cash flows	3,752			3,752

Net decrease in cash	(43,160)			(43,160)
Cash and cash equivalents at beginning of year	59,976			59,976

Cash and cash equivalents at end of year	$16,816	$		$16,816

Interest payments	$40,000	$		$40,000

Income tax payments	$19,101	$		$19,101

Supplemental schedule of noncash investing activities (Note 1)

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

19. Restatement of Previously Issued Financial Statements—(continued)

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended December 31,
	2005 (As reported)	Adjustments		2005 (As restated)
	(dollars in thousands)
Operating activities
Net income (loss)	$(2,094)		$7,691	$5,597
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	17,352			17,352
Depreciation	41,190			41,190
Amortization of other intangibles	4,173			4,173
Deferred financing cost amortization	3,037			3,037
Unrealized foreign exchange gain on revaluation of debt	(3,952)			(3,952)
Deferred taxes	(1,981)		425	(1,556)
Deferred interest	813			813
Asset impairment	175			175
Loss on early extinguishment of debt	4,886			4,886
Gain on disposition of property and equipment	(952)			(952)
Change in fair value of interest rate swaps	—		(8,116)	(8,116)
Change in assets and liabilities which provided (used) cash:
Accounts receivable	5,281			5,281
Inventories	8,060			8,060
Prepaid expenses	(1,816)			(1,816)
Other current assets	(8,444)			(8,444)
Accounts payable and accrued expenses	(12,813)			(12,813)
Deferred and other long term liabilities	1,794			1,794

Net cash provided by operating activities	54,709			54,709

Investing activities
Capital expenditures, gross	(35,829)			(35,829)
Proceeds from disposals of property and equipment	7,103			7,103
Proceeds from dispositions of businesses	—			—
Payment for acquisition of Coldwater Covers, Inc., net of cash acquired	—			—
Payment for acquisition of PMA Shoji Co. Ltd.	—			—
Other	4			4

Net cash used in investing activities	(28,722)			(28,722)

Financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(147)			(147)
Proceeds from borrowings (maturities longer than 90 days)	650,000			650,000
Principal payments on debt	(749,098)			(749,098)
Issuance of common stock	160,791			160,791
Redemption of common stock	(4,551)			(4,551)
Cash dividends on common stock	(14,429)			(14,429)
Costs related to public offering and refinancing	(35,787)			(35,787)
Other	(1,153)			(1,153)

Net cash provided by financing activities	5,626			5,626

Effect of exchange rate changes on cash flows	4,361			4,361

Net increase in cash	35,974			35,974
Cash and cash equivalents at beginning of year	24,002			24,002

Cash and cash equivalents at end of year	$59,976	$		$59,976

Interest payments	$49,437	$		$49,437

Income tax payments	$18,860	$		$18,860

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

20. Quarterly Financial Data (Unaudited)(As Restated)

The following quarterly data has been derived from the Company’s unaudited consolidated financial statements that, in the Company’s opinion, reflect all recurring adjustments necessary to fairly present our financial information when read in conjunction with the Company’s Consolidated Financial Statements and Notes. This quarterly information has been restated for, and as of the end of, all quarters of fiscal 2006 and all quarters of fiscal 2005, commencing with the quarter ended June 30, 2005, from previously reported information filed on Forms 10-Q and Forms 10-K, as a result of the restatement of our financial results as discussed in Note 19. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

The following tables set forth the amounts previously reported in the Company’s consolidated statements of operations, the effect of the restatement adjustments and the restated amounts for each of the quarters ended December 31, 2006, September 30, 2006, June 30, 2006, March 31, 2006, December 31, 2005, September 30, 2005 and June 30, 2005 as well as each of the nine month periods ended September 30, 2006 and 2005 and each of the six month periods ended June 30, 2006 and 2005.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

20. Quarterly Financial Data (Unaudited)(As Restated)—(continued)

CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended December 31,
	2006 (As reported)	Adjustments		2006 (As restated)
	(dollars in thousands except per share data)
Net sales	$154,559	$		$154,559
Costs and expenses:
Cost of products sold	92,394			92,394
Selling	19,008			19,008
General and administrative	21,571			21,571
Restructuring and impairments	3,064			3,064
Research and development	2,473			2,473

	138,510			138,510

Income from operations	16,049			16,049

Interest expense	(11,442)		75	(11,367)
Interest income	437			437
Foreign exchange gain	899			899

Income before provision for income taxes	5,943		75	6,018
Provision for income taxes	2,757		(247)	2,510

Net income	$3,186		$322	$3,508

Net income per share:
Basic	$0.07			$0.08

Diluted	$0.07			$0.08

Shares used in computing net income per share:
Basic	43,799,662			43,799,662

Diluted	43,956,985			43,956,985

Cash dividends per common share	$0.225			$0.225

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

20. Quarterly Financial Data (Unaudited)(As Restated)—(continued)

CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended September 30,
	2006 (As reported)	Adjustments		2006 (As restated)
	(dollars in thousands except per share data)
Net sales	$145,546	$		$145,546
Costs and expenses:
Cost of products sold	86,681			86,681
Selling	19,220			19,220
General and administrative	17,486			17,486
Restructuring and impairments	1,274			1,274
Research and development	2,526			2,526

	127,187			127,187

Income from operations	18,359			18,359

Interest expense	(10,505)		(4,411)	(14,916)
Interest income	432			432
Foreign exchange gain	328			328

Income before provision for income taxes	8,614		(4,411)	4,203
Provision (benefit) for income taxes	2,927		(964)	1,963

Net income (loss)	$5,687		$(3,447)	$2,240

Net income (loss) per share:
Basic	$0.13			$0.05

Diluted	$0.13			$0.05

Shares used in computing net income (loss) per share:
Basic	43,799,662			43,799,662

Diluted	43,930,908			43,930,908

Cash dividends per common share	$0.225			$0.225

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

20. Quarterly Financial Data (Unaudited)(As Restated)—(continued)

CONSOLIDATED STATEMENT OF OPERATIONS

	Nine months ended September 30,
	2006 (As reported)	Adjustments		2006 (As restated)
	(dollars in thousands except per share data)
Net sales	$446,880	$		$446,880
Costs and expenses:
Cost of products sold	261,175			261,175
Selling	56,959			56,959
General and administrative	51,156			51,156
Restructuring and impairments	1,672			1,672
Research and development	7,451			7,451

	378,413			378,413

Income from operations	68,467			68,467

Interest expense	(32,055)		1,529	(30,526)
Interest income	1,440			1,440
Foreign exchange loss	(1,004)			(1,004)

Income before provision for income taxes	36,848		1,529	38,377
Provision for income taxes	10,490		107	10,597

Net income	$26,358		$1,422	$27,780

Net income per share:
Basic	$0.60			$0.63

Diluted	$0.60			$0.63

Shares used in computing net income per share:
Basic	43,758,144			43,758,144

Diluted	43,875,961			43,875,961

Cash dividends per common share	$0.675			$0.675

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

20. Quarterly Financial Data (Unaudited)(As Restated)—(continued)

CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended June 30,
	2006 (As reported)	Adjustments		2006 (As restated)
	(dollars in thousands except per share data)
Net sales	$154,602	$		$154,602
Costs and expenses:
Cost of products sold	89,465			89,465
Selling	19,174			19,174
General and administrative	17,050			17,050
Restructuring and impairments	176			176
Research and development	2,364			2,364

	128,229			128,229

Income from operations	26,373			26,373

Interest expense	(10,916)		2,145	(8,771)
Interest income	385			385
Foreign exchange loss	(1,196)			(1,196)

Income before provision for income taxes	14,646		2,145	16,791
Provision for income taxes	3,513		173	3,686

Net income	$11,133		$1,972	$13,105

Net income per share:
Basic	$0.25			$0.30

Diluted	$0.25			$0.30

Shares used in computing net income per share:
Basic	43,748,857			43,748,857

Diluted	43,878,315			43,878,315

Cash dividends per common share	$0.225			$0.225

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

20. Quarterly Financial Data (Unaudited)(As Restated)—(continued)

CONSOLIDATED STATEMENT OF OPERATIONS

	Six months ended June 30,
	2006 (As reported)	Adjustments		2006 (As restated)
	(dollars in thousands except per share data)
Net sales	$301,334	$		$301,334
Costs and expenses:
Cost of products sold	174,494			174,494
Selling	37,739			37,739
General and administrative	33,670			33,670
Restructuring and impairments	398			398
Research and development	4,925			4,925

	251,226			251,226

Income from operations	50,108			50,108

Interest expense	(21,550)		5,940	(15,610)
Interest income	1,008			1,008
Foreign exchange loss	(1,332)			(1,332)

Income before provision for income taxes	28,234		5,940	34,174
Provision for income taxes	7,563		1,071	8,634

Net income	$20,671		$4,869	$25,540

Net income per share:
Basic	$0.47			$0.58

Diluted	$0.47			$0.58

Shares used in computing net income per share:
Basic	43,737,041			43,737,041

Diluted	43,848,143			43,848,143

Cash dividends per common share	$0.45			$0.45

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

20. Quarterly Financial Data (Unaudited)(As Restated)—(continued)

CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended March 31,
	2006 (As reported)	Adjustments		2006 (As restated)
	(dollars in thousands except per share data)
Net sales	$146,732	$		$146,732
Costs and expenses:
Cost of products sold	85,029			85,029
Selling	18,565			18,565
General and administrative	16,620			16,620
Restructuring and impairments	222			222
Research and development	2,561			2,561

	122,997			122,997

Income from operations	23,735			23,735

Interest expense	(10,634)		3,795	(6,839)
Interest income	623			623
Foreign exchange loss	(136)			(136)

Income before provision for income taxes	13,588		3,795	17,383
Provision for income taxes	4,050		898	4,948

Net income	$9,538		$2,897	$12,435

Net income per share:
Basic	$0.22			$0.28

Diluted	$0.22			$0.28

Shares used in computing net income per share:
Basic	43,725,093			43,725,093

Diluted	43,817,839			43,817,839

Cash dividends per common share	$0.225			$0.225

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

20. Quarterly Financial Data (Unaudited)(As Restated)—(continued)

CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended December 31,
	2005 (As reported)	Adjustments		2005 (As restated)
	(dollars in thousands except per share data)
Net sales	$144,585	$		$144,585
Costs and expenses:
Cost of products sold	85,983			85,983
Selling	18,395			18,395
General and administrative	15,144			15,144
Restructuring and impairments	373			373
Research and development	2,456			2,456

	122,351			122,351

Income from operations	22,234			22,234

Interest expense	(11,414)		3,953	(7,461)
Interest income	846			846
Foreign exchange loss	(666)			(666)

Income before provision for income taxes	11,000		3,953	14,953
Provision (benefit) for income taxes	974		(1,101)	(127)

Net income	$10,026		$5,054	$15,080

Net income per share:
Basic	$0.23			$0.34

Diluted	$0.23			$0.34

Shares used in computing net income per share:
Basic	43,725,093			43,725,093

Diluted	43,783,693			43,783,693

Cash dividends per common share	$0.225			$0.225

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

20. Quarterly Financial Data (Unaudited)(As Restated)—(continued)

CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended September 30,
	2005 (As reported)	Adjustments		2005 (As restated)
	(dollars in thousands except per share data)
Net sales	$140,058	$		$140,058
Costs and expenses:
Cost of products sold	83,452			83,452
Selling	17,055			17,055
General and administrative	15,941			15,941
Restructuring and impairments	1,077			1,077
Research and development	2,305			2,305

	119,830			119,830

Income from operations	20,228			20,228

Interest expense	(11,085)		6,274	(4,811)
Interest income	633			633
Foreign exchange loss	(609)			(609)

Income before provision for income taxes	9,167		6,274	15,441
Provision for income taxes	17,206		2,828	20,034

Net income (loss)	$(8,039)		$3,446	$(4,593)

Net income (loss) per share:
Basic	$(0.18)			$(0.11)

Diluted	$(0.18)			$(0.11)

Shares used in computing net income (loss) per share:
Basic	43,725,093			43,725,093

Diluted	43,725,093			43,725,093

Cash dividends per common share	$0.105			$0.105

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

20. Quarterly Financial Data (Unaudited)(As Restated)—(continued)

CONSOLIDATED STATEMENT OF OPERATIONS

	Nine months ended September 30,
	2005 (As reported)	Adjustments		2005 (As restated)
	(dollars in thousands except per share data)
Net sales	$437,835	$		$437,835
Costs and expenses:
Cost of products sold	256,346			256,346
Selling	52,287			52,287
General and administrative	69,719			69,719
Restructuring and impairments	11,585			11,585
Research and development	7,379			7,379

	397,316			397,316

Income from operations	40,519			40,519

Interest expense	(40,345)		4,163	(36,182)
Interest income	1,096			1,096
Foreign exchange gain	4,439			4,439
Loss on early extinguishment of debt	(4,886)			(4,886)

Income before provision for income taxes	823		4,163	4,986
Provision for income taxes	12,943		1,526	14,469

Net income (loss)	$(12,120)		$2,637	$(9,483)

Net income (loss) per share:
Basic	$(0.33)			$(0.26)

Diluted	$(0.33)			$(0.26)

Shares used in computing net income (loss) per share:
Basic	37,252,881			37,252,881

Diluted	37,252,881			37,252,881

Cash dividends per common share	$0.105			$0.105

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

20. Quarterly Financial Data (Unaudited)(As Restated)—(continued)

CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended June 30,
	2005 (As reported)	Adjustments		2005 (As restated)
	(dollars in thousands except per share data)
Net sales	$145,850	$		$145,850
Costs and expenses:
Cost of products sold	86,092			86,092
Selling	17,459			17,459
General and administrative	39,988			39,988
Restructuring and impairments	5,332			5,332
Research and development	2,692			2,692

	151,563			151,563

Loss from operations	(5,713)			(5,713)

Interest expense	(13,649)		(2,111)	(15,760)
Interest income	312			312
Foreign exchange gain	1,670			1,670
Loss on early extinguishment of debt	(4,886)			(4,886)

Loss before provision for income taxes	(22,266)		(2,111)	(24,377)
Benefit for income taxes	(9,918)		(1,302)	(11,220)

Net loss	$(12,348)		$(809)	$(13,157)

Net loss per share:
Basic	$(0.33)			$(0.36)

Diluted	$(0.33)			$(0.36)

Shares used in computing net loss per share:
Basic	36,880,379			36,880,379

Diluted	36,880,379			36,880,379

Cash dividends per common share	$—			$—

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

20. Quarterly Financial Data (Unaudited)(As Restated)—(continued)

CONSOLIDATED STATEMENT OF OPERATIONS

	Six months ended June 30,
	2005 (As reported)	Adjustments		2005 (As restated)
	(dollars in thousands except per share data)
Net sales	$297,777	$		$297,777
Costs and expenses:
Cost of products sold	172,894			172,894
Selling	35,232			35,232
General and administrative	53,778			53,778
Restructuring and impairments	10,508			10,508
Research and development	5,074			5,074

	277,486			277,486

Income from operations	20,291			20,291

Interest expense	(29,260)		(2,111)	(31,371)
Interest income	463			463
Foreign exchange gain	5,048			5,048
Loss on early extinguishment of debt	(4,886)			(4,886)

Loss before provision for income taxes	(8,344)		(2,111)	(10,455)
Benefit for income taxes	(4,263)		(1,302)	(5,565)

Net loss	$(4,081)		$(809)	$(4,890)

Net loss per share:
Basic	$(0.12)			$(0.14)

Diluted	$(0.12)			$(0.14)

Shares used in computing net loss per share:
Basic	33,963,138			33,963,138

Diluted	33,963,138			33,963,138

Cash dividends per common share	$—			$—

XERIUM TECHNOLOGIES, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(dollars in thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Classification	Balance at Beginning of Year	Charged to Cost and Expense	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year
For the year-ended December 31, 2006:
Allowance for doubtful accounts	$2,277	$2,055	$203	$(315)	$4,220
For the year-ended December 31, 2005:
Allowance for doubtful accounts	$2,034	$668	$(76)	$(349)	$2,277
For the year-ended December 31, 2004:
Allowance for doubtful accounts	$2,313	$371	$122	$(772)	$2,034

ALLOWANCE FOR SALES RETURNS

Classification	Balance at Beginning of Year	Charged to Revenue	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year
For the year-ended December 31, 2006:
Allowance for sales returns	$5,510	$6,025	$398	$(6,485)	$5,448
For the year-ended December 31, 2005:
Allowance for sales returns	$4,630	$8,529	$(298)	$(7,351)	$5,510
For the year-ended December 31, 2004:
Allowance for sales returns	$3,697	$4,871	$185	$(4,123)	$4,630

ALLOWANCE FOR CUSTOMER REBATES

Classification	Balance at Beginning of Year	Charged to Revenue	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year
For the year-ended December 31, 2006:
Allowance for customer rebates	$2,036	$2,060	$178	$(1,885)	$2,389
For the year-ended December 31, 2005:
Allowance for customer rebates	$2,425	$2,324	$(169)	$(2,544)	$2,036
For the year-ended December 31, 2004:
Allowance for customer rebates	$3,171	$2,569	$129	$(3,444)	$2,425

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of Xerium Technologies, Inc.

3.2(1)	Amended and Restated By-Laws of Xerium Technologies, Inc.

4.1(1)	Registration Rights Agreement by and among Xerium Technologies, Inc. and certain of its investors.

4.2(2)	Form of Stock Certificate for Common Stock, incorporated by reference to Exhibit 4.2 to Xerium Technologies, Inc.’s Registration Statement on Form S-1/A filed on May 3, 2005, Registration Number 333-114703.

4.3(9)	Dividend Reinvestment Plan, incorporated by reference to 8-K filed February 20, 2007.

10.1(1)	Credit Agreement, dated as of May 18, 2005 among Xerium Technologies, Inc. and certain financial institutions as the Lenders.

10.2(1)+	Employment Agreement with Thomas Gutierrez.

10.3(1)+	Employment Agreement with Michael O’Donnell.

10.4(1)+	Employment Agreement with Josef Mayer and supplemental Agreement.

10.5(1)+	Employment Agreement with Miguel Quiñonez.

10.6(1)+	Employment Agreement with Douglas Milner.

10.7(1)+	2005 Equity Incentive Plan.

10.8(4)+	Xerium Technologies, Inc. 2006 Cash Incentive Bonus Plan.

10.9(2)+	Form of Performance-Based Restricted Stock Units Agreement for Executive Officers.

10.10(2)+	Form of Time-Based Restricted Stock Units Agreement for Executive Officers.

10.11(2)	Form of Restricted Stock Units Agreement for Directors.

10.12(3)	Amendment No. 1 to Credit Agreement, dated as of February 8, 2006, among Xerium Technologies, Inc. and certain financial institutions as the Lenders.

10.13(4)+	Form of 2006 Award for Executive Officers under the Xerium Technologies, Inc. 2006 Cash Incentive Bonus Plan.

10.14(5)+	Supplemental Agreement No. 3 to Managing Director Service Contract between Xerium Germany Holding GmbH and Josef Mayer dated July 26, 2006.

10.15(6)+	Amended and Restated Service Contract with John Badrinas.

10.16(7)	Amendment No. 2 to Credit Agreement, dated as of December 22, 2006, among Xerium Technologies, Inc. and certain financial institutions as the Lenders.

10.17(8)	Letter Agreement, dated as of December 22, 2006, by and among Xerium Technologies, Inc., Apax WWW Nominees Ltd. AE4, Apax WW Nominees Ltd. and Apax Xerium APIA LP.

21.1(10)	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young to Xerium Technologies, Inc.

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit to the Registrant’s quarterly report on 10-Q for the quarter ended March 31, 2005 filed on June 23, 2005.
(2)	Incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1/A filed on May 3, 2005, Registration Number 333-114703.
(3)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2006, and incorporated herein by reference.
(4)	Incorporated by reference the same numbered exhibit to the Registrant’s Annual Report on Form 10-K filed on March 2, 2006.
(5)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 27, 2006, and incorporated herein by reference.
(6)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2006, and incorporated herein by reference.
(7)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2006, and incorporated herein by reference.
(8)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 22, 2006, and incorporated herein by reference.
(9)	Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on February 20, 2007, and incorporated herein by reference.
(10)	Previously filed.
+	Management contract or compensatory arrangement or plan.