Form 10-Q/A
period 2007-03-31
XERIUM TECHNOLOGIES INC
filed 2007-08-23
CIK 1287151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Xerium Technologies, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2007, originally filed on May 9, 2007 (the “Original Filing”), to amend and restate the consolidated balance sheet as of March 31, 2007 and the consolidated statements of operations and cash flows for each of the three month periods ended March 31, 2007 and 2006. The restatement is discussed in Note 2 to the unaudited condensed consolidated financial statements.

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

All of the sections of Part I to this Form 10-Q/A have been revised to reflect the restatement. For the convenience of the reader, this Amendment No. 1 includes, in their entirety, those items in the Original Filing not being amended and restated. Except to the extent relating to the restatement of our financial statements and other financial information described above, the financial statements and other disclosure in this Form 10-Q/A do not reflect any events that have occurred after the Original Filing. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

New certifications of the principal executive officer and principal financial officer are included as exhibits to this Amendment No. 1 on Form 10-Q/A.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Xerium Technologies, Inc.

Condensed Consolidated Balance Sheets—(Unaudited)

(dollars in thousands, except per share data)

	March 31, 2007	December 31, 2006
	(As restated)	(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$17,718	$16,816
Accounts receivable (net of allowance for doubtful accounts of $4,690 at March 31, 2007 and $4,220 at December 31, 2006)	103,893	109,694
Inventories	110,887	103,853
Prepaid expenses	6,645	4,426
Other current assets	18,191	19,273

Total current assets	257,334	254,062
Property and equipment, net	376,533	375,179
Goodwill	318,681	318,019
Intangible assets and deferred financing costs, net	35,196	37,151
Other assets	6,336	6,315

Total assets	$994,080	$990,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$9,222	$10,571
Accounts payable	37,334	39,778
Accrued expenses	51,219	48,574
Current maturities of long-term debt	7,467	10,110

Total current liabilities	105,242	109,033
Long-term debt, net of current maturities	622,919	618,379
Deferred and long term taxes	42,335	40,479
Pension, other postretirement and postemployment obligations	109,046	106,255
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares outstanding as of March 31, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 44,434,325 and 43,799,662 shares outstanding as of March 31, 2007 and December 31, 2006	444	438
Paid-in capital	207,285	201,563
Accumulated deficit	(77,012)	(65,137)
Accumulated other comprehensive loss	(16,179)	(20,284)

Total stockholders’ equity	114,538	116,580

Total liabilities and stockholders’ equity	$994,080	$990,726

See accompanying notes.

Xerium Technologies, Inc.

Condensed Consolidated Income Statements—(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
	(As restated)	(As restated)
Net sales	$143,958	$146,732
Costs and expenses:
Cost of products sold	82,956	85,029
Selling	19,259	18,565
General and administrative	18,031	16,620
Restructuring and impairments	4,133	222
Research and development	2,554	2,561

	126,933	122,997

Income from operations	17,025	23,735
Interest expense	(12,434)	(6,839)
Interest income	247	623
Foreign exchange loss	(396)	(136)

Income before provision for income taxes	4,442	17,383
Provision for income taxes	1,401	4,948

Net income	$3,041	$12,435

Net income per share:
Basic	$0.07	$0.28

Diluted	$0.07	$0.28

Shares used in computing net income per share:
Basic	43,912,491	43,725,093

Diluted	44,076,366	43,817,839

Dividends per common share:	$0.225	$0.225

See accompanying notes.

Xerium Technologies, Inc.

Condensed Consolidated Statements of Cash Flows—(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2007	2006
	(As restated)	(As restated)
Operating activities
Net income	$3,041	$12,435
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	535	778
Depreciation	9,888	9,937
Amortization of intangibles	1,111	1,043
Deferred financing cost amortization	918	923
Unrealized foreign exchange loss on revaluation of debt	19	392
Deferred taxes	(1,123)	5,185
Asset impairment	389	—
(Gain) loss on disposition of property and equipment	78	(22)
Change in fair value of interest rate swaps	1,563	(3,795)
Change in assets and liabilities which provided (used) cash:
Accounts receivable	6,811	(2,202)
Inventories	(5,815)	(3,371)
Prepaid expenses	(2,219)	(2,097)
Other current assets	1,639	(444)
Accounts payable and accrued expenses	(2,848)	(11,921)
Deferred and other long term liabilities	1,267	(3,127)

Net cash provided by operating activities	15,254	3,714

Investing activities
Capital expenditures, gross	(7,101)	(8,110)
Proceeds from disposals of property and equipment	64	131
Payment for acquisitions, net of cash acquired	—	(6,912)
Other	95	20

Net cash used in investing activities	(6,942)	(14,871)

Financing activities
Net increase in borrowings (maturities of 90 days or less)	(327)	1,872
Proceeds from borrowings (maturities longer than 90 days)	2,494	155
Principal payments on debt	(5,722)	(7,581)
Cash dividends on common stock	(4,700)	(9,838)
Other	—	(829)

Net cash used in financing activities	(8,255)	(16,221)

Effect of exchange rate changes on cash flows	845	1,926

Net increase (decrease) in cash	902	(25,452)
Cash and cash equivalents at beginning of period	16,816	59,976

Cash and cash equivalents at end of period	$17,718	$34,524

Supplemental schedule of noncash investing and financing activities:
The Company purchased all of the capital stock and manufacturing facility of Coldwater Covers, Inc. for $6,961 and assumed liabilities as follows:
Fair value of assets acquired	$—	$7,020
Cash paid for capital stock and manufacturing facility	—	(6,961)

Liabilities assumed	$—	$59

Common stock issued in lieu of cash dividends pursuant to the Dividend Reinvestment Plan	$5,152	$—

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

2. Restatement and Basis of Presentation

On August 10, 2007, the Company filed a Current Report on Form 8-K announcing that it has determined to restate certain of its previously issued financial statements. The Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2007, originally filed on May 9, 2007 (the “Original Filing”), to amend and restate the consolidated balance sheet as of March 31, 2007 and the consolidated statements of operations and cash flows for each of the three month periods ended March 31, 2007 and 2006. In addition, the Company filed an amendment to its Annual Report on Form 10-K/A for the year ended December 31, 2006 to amend and restate its consolidated balance sheets as of December 31, 2006 and 2005 and consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years 2006 and 2005 and the Company’s unaudited quarterly financial statements during these years, commencing with the quarter ended June 30, 2005.

Subsequent to the Original Filing, an error in accounting for the Company’s interest rate swap agreements was identified. The Company entered into floating-to-fixed interest rate swaps in June 2005 and had accounted for these interest rate swaps as hedging instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133” and SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities”. The fair value of these interest rate swap agreements was adjusted quarterly with the changes recorded as deferred gains or losses in the Company’s consolidated balance sheet with the offset recorded in accumulated other comprehensive loss, net of tax. In August 2007, the Company determined that the swaps do not qualify for hedge accounting because of the inappropriate application of the “short cut” method to evaluate these interest rate swaps for hedge accounting purposes from the date of inception. Accordingly, the Company is required to recognize the change in the fair value of these interest rate swap derivatives as a component of earnings for the periods commencing in June 2005. The restatements had no effect on cash flows from operating, investing or financing activities or on the Company’s debt covenant calculations.

The accompanying unaudited condensed consolidated interim financial statements at March 31, 2007 and for the three months ended March 31, 2007 and 2006 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year. These interim results reflect restated balances as a result of the restatement described above. In addition, the Company has filed a Form 10-K/A for the year ended December 31, 2006 to amend and restate financial statements and other financial information for such periods.

In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006 as reported on Form 10-K/A.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

2. Restatement and Basis of Presentation—(continued)

The following tables detail the restatements (in thousands, except per share amounts):

	December 31, 2006
	As Originally Reported	Adjustments	As Restated
Deferred and long term taxes	$40,479	$	$40,479
Accumulated deficit	(74,572)	9,435	(65,137)
Accumulated other comprehensive loss	(10,849)	(9,435)	(20,284)
Total stockholders’ equity	116,580		116,580

	March 31, 2007
	As Originally Reported	Adjustments	As Restated
Deferred and long term taxes	$42,760	$(425)	$42,335
Accumulated deficit	(85,350)	8,338	(77,012)
Accumulated other comprehensive loss	(8,266)	(7,913)	(16,179)
Total stockholders’ equity	114,113	425	114,538

	Three Months Ended March 31, 2007
	As Originally Reported	Adjustments	As Restated
Interest expense	$(10,871)	$(1,563)	$(12,434)
Provision for income taxes	1,867	(466)	1,401
Net income	4,138	(1,097)	3,041
Net income per share—basic	$0.09	$(0.02)	$0.07
Net income per share—diluted	$0.09	$(0.02)	$0.07

	Three Months Ended March 31, 2006
	As Originally Reported	Adjustments	As Restated
Interest expense	$(10,634)	$3,795	$(6,839)
Provision for income taxes	4,050	898	4,948
Net income	9,538	2,897	12,435
Net income per share—basic	$0.22	$0.06	$0.28
Net income per share—diluted	$0.22	$0.06	$0.28

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

3. Accounting Policies—(continued)

Derivatives and Hedging—(continued)

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

The Company’s derivative activities are as follows:

(i) Cash Flow Hedges

The Company entered into interest rate swap contracts effective June 30, 2005 pursuant to which it pays fixed rates on U.S. Dollar notional amounts while receiving the applicable floating LIBOR rates. In connection with the restatement discussed in Note 2, the interest rate swaps do not qualify for hedge accounting under SFAS No. 133 and the change in their fair value is subject to mark to market accounting through earnings. The Company recorded an increase to interest expense of $1,563 for the three months ended March 31, 2007 and a decrease to interest expense of $3,795 for the three months ended March 31, 2006 as a result of the mark to market accounting through earnings. The fair value of the interest rate derivative contracts was $8,260 and $9,710 at March 31, 2007 and December 31, 2006, respectively, and is included in other current assets.

Although these interest rate swaps are subject to mark to market accounting through earnings, the interest rate swap contracts effectively fix, from a cash flow hedge perspective, the interest rate on approximately 90% of the term loan portion of the credit facility through June 30, 2008. The mark to market accounting through earnings has no effect on cash flows from operating, investing or financing activities nor has the effectiveness of the swaps as cash flow hedging instruments been affected by the changes in accounting treatment. As of March 31, 2007, the weighted average interest rate on the effectively fixed portion of the term loan facility was 6.12% and the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 7.21%.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

3. Accounting Policies—(continued)

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

Net Income Per Common Share

Net income per common share has been computed and presented pursuant to the provisions of SFAS No. 128, Earnings per Share (“SFAS No. 128”). Net income per share is based on the weighted-average number of shares outstanding during the period. As of March 31, 2007 and 2006, the Company had outstanding restricted stock units (“RSUs”), the majority of which were granted in 2005 (see Note 13). For the three months ended March 31, 2007 and 2006, the dilutive effect of potential future issuances of common stock underlying the Company’s RSUs was computed using (i) the average market price during the respective period for time based RSUs and (ii) the actual grant date market price for non-employee director RSUs. The calculation of diluted earnings per share for the three months ended March 31, 2007 and 2006 excludes the Company’s performance-based RSUs that are based on shareholder targets because the performance criteria have not been contingently achieved and therefore the underlying RSUs are not contingently issuable. In March 2007, the Company granted 368,350 performance-based RSUs to certain officers and employees of the Company that are based on achieving a performance metric based upon 2007 Adjusted EBITDA, as defined in the Company’s senior credit facility as in effect on March 29, 2007. The calculation of diluted earnings per share for the three months ended March 31, 2007 excludes the impact of these Adjusted EBITDA based RSUs because at March 31, 2007, the Company determined that it was not probable that the performance conditions will be achieved.

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

3. Accounting Policies—(continued)

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation. The Company has reclassified certain costs previously recorded in general and administrative expense to cost of sales, selling expenses and research and development expenses for prior periods to conform to the current period presentation.

New Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The Company adopted FIN 48 on January 1, 2007 and recorded the $3,323 cumulative effect of adopting FIN 48 as an increase to accumulated deficit and to current and long term income taxes payable. See Note 6 for further discussion related the adoption of FIN 48.

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

The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense. As of March 31, 2007, the Company has approximately $400 of accrued interest related to uncertain tax positions.

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

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

6. Income Taxes—(continued)

The Company’s effective tax rate of 32% for the three months ended March 31, 2007 is less than the statutory United States tax rate of 35% primarily due to the income generated in certain taxing jurisdictions being offset by net operating loss carryforwards for which the Company did not previously record a benefit. This was partially offset by the tax effect of forecasted operating losses in taxing jurisdictions for which valuation allowances have been recognized due to the uncertainty surrounding the future utilization of such net operating loss carryforwards.

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

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

8. Comprehensive Income and Accumulated Other Comprehensive Loss

As restated for the discussion in Note 2, comprehensive income for the period ended March 31, 2007 and 2006 is as follows:

	Three Months Ended
	March 31, 2007	March 31, 2006
	(As restated)	(As restated)
Net income	$3,041	$12,435
Foreign currency translation adjustments	3,159	7,076
Minimum pension liability/SFAS No. 158 Liability	994	(83)
Change in value of derivative instruments	(48)	175

Comprehensive income	$7,146	$19,603

As restated for the discussion in Note 2, the components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability/SFAS No. 158 Liability (Note 3)	Change in Value of Derivative Instruments (Note 3)	Accumulated Other Comprehensive Loss
Balance at December 31, 2006 (As restated)	$(622)	$(19,752)	$90	$(20,284)
Current period change, net of tax (As restated)	3,159	994	(48)	4,105

Balance at March 31, 2007 (As restated)	$2,537	$(18,758)	$42	$(16,179)

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

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share information)

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

	Three Months Ended March 31,
	2007	2006
	(As restated)	(As restated)
Segment Earnings (Loss):
Clothing	$23,748	$27,103
Roll Covers	12,139	12,494
Corporate	(3,572)	(3,626)
Non-cash compensation and related expenses	(535)	(778)
Net interest expense	(12,187)	(6,216)
Depreciation and amortization	(10,999)	(10,980)
Restructuring and impairments expense	(4,133)	(222)
Unrealized foreign exchange loss on revaluation of debt	(19)	(392)

Income before provision for income taxes	$4,442	$17,383

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

15. Subsequent Events—(continued)

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

Forward Looking Statements

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated interim financial statements and the related notes thereto contained elsewhere in this quarterly report on Form 10-Q/A. The discussion included in this section, as well as other sections of this quarterly report on Form 10-Q/A contains forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance, or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include the following items:

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

Other factors that could materially affect actual results, levels of activity, performance, or achievements can be found in our Annual Report on Form 10-K/A for the year ended December 31, 2006 filed with Securities and Exchange Commission on August 23, 2007. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. Any forward-looking statement you read in this quarterly report on Form 10-Q/A reflects our current views with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise.

Restatement

On August 10, 2007, we filed a Current Report on Form 8-K announcing that we determined to restate certain of our previously issued financial statements. We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2007, originally filed on May 9, 2007 (the “Original Filing”), to amend and restate the consolidated balance sheet as of March 31, 2007 and the consolidated statements of operations and cash flows for each of the three month periods ended March 31, 2007 and 2006. In addition, the Company filed an amendment to its Annual Report on Form 10-K/A for the year ended December 31, 2006 to amend and restate consolidated balance sheets as of December 31, 2006 and 2005 and the consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years 2006 and 2005 and the Company’s unaudited quarterly financial statements during these years, commencing with the quarter ended June 30, 2005.

Subsequent to the Original Filing, an error in accounting for our interest rate swap agreements was identified. We entered into floating-to-fixed interest rate swaps in June 2005 and had accounted for these interest rate swaps as hedging instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133” and SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities”. The fair value of these interest rate swap agreements was adjusted quarterly with the changes recorded as deferred gains or losses in our consolidated balance sheet with the offset recorded in accumulated other comprehensive loss, net of tax. It has been determined that the swaps do not qualify for hedge accounting because of the inappropriate application of the “short cut” method to evaluate these interest rate swaps for hedge accounting purposes from the date of inception. Accordingly, we are required to recognize the change in the fair value of these interest rate swap derivatives as a component of earnings for the periods commencing in June 2005. The restatement has no effect on cash flows from operating, investing or financing activities or on our debt covenant calculations.

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

Results of Operations

The tables that follow set forth for the periods presented certain consolidated operating results and the percentage of net sales they represent:

(in millions)	Three Months Ended March 31,
	2007	2006
	(As restated)	(As restated)
Net sales	$144.0	$146.7
Cost of products sold	83.0	85.0
Selling expenses	19.3	18.6
General and administrative expenses	18.0	16.6
Restructuring and impairments expenses	4.1	0.2
Research and development expenses	2.6	2.6

Income from operations	17.0	23.7
Interest expense, net	(12.2)	(6.2)
Foreign exchange loss	(0.4)	(0.1)

Income before provision for income taxes	4.4	17.4
Provision for income taxes	1.4	4.9

Net income	$3.0	$12.5

	Percentage of Sales
	Three Months Ended March 31,
	2007	2006
	(As restated)	(As restated)
Net sales	100.0%	100.0%
Cost of products sold	57.6	57.9
Selling expenses	13.4	12.7
General and administrative expenses	12.5	11.3
Restructuring and impairments expenses	2.9	0.1
Research and development expenses	1.8	1.8

Income from operations	11.8	16.2
Interest expense, net	(8.5)	(4.2)
Foreign exchange loss	(0.3)	(0.1)

Income before provision for income taxes	3.0	11.9
Provision for income taxes	0.9	3.3

Net income	2.1%	8.6%

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

Interest Expense, Net. Net interest expense for the three months ended March 31, 2007 increased by $6.0 million, or 96.8%, to $12.2 million from $6.2 million for the three months ended March 31, 2006. The increase is primarily attributable to (i) the $5.4 million increase in interest expense recognized during the three months ended March 31, 2007 as compared with the three months ended March 31, 2006 in connection with the change in the fair value of our interest rate swaps and to (ii) increased interest rates during the three months ended March 31, 2007 as compared with the three months ended March 31, 2006.

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

Provision for Income Taxes. For the three months ended March 31, 2007 and 2006, the provision for income taxes was $1.4 million and $4.9 million, respectively. The decrease in the provision for income taxes for the first quarter, 2007 compared to the first quarter, 2006 was primarily due to a decrease in income before provision for income taxes. In 2006, certain jurisdictions which had actual operating losses in 2005 had forecasted profits in 2006 which allowed the recognition of deferred tax assets for which a valuation allowance had been previously established.

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

There are two types of hedges into which we enter: hedges of fair value exposure and hedges of cash flow exposure. Hedges of fair value exposure are entered into in order to hedge the fair value of a recognized asset or liability, or a firm commitment. Hedges of cash flow exposure are entered into in order to hedge a forecasted transaction or the variability of cash flows to be paid related to a recognized liability. On the date the derivative contract is executed, the Company designates the derivative as either a fair value or a cash flow hedge. Changes in derivative fair values that are designated as fair value hedges are recognized in earnings as offsets to the changes in fair value of the related hedged assets, liabilities and firm commitments. Changes in the derivative fair values that are designated as cash flow hedges which meet the criteria for hedge accounting are recorded in other comprehensive loss. However, we currently record interest rate swap derivatives which are cash flow hedges in earnings because, although these cash flow hedges otherwise would have qualified for hedge accounting under SFAS No. 133, hedge accounting under SFAS No. 133 was not allowed, as discussed in Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements, because we inappropriately applied the “short cut” method to evaluate these interest rate swaps for hedge accounting purposes from the date of inception.

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

The information in the table below has been restated to reflect adjustments to our consolidated financial statements and other financial information for the quarters ended March 31, 2007 and 2006 in connection with the restatement described in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included in this quarterly report. While this restatement did not impact total Adjusted EBITDA for the relevant periods, certain individual line items within Adjusted EBITDA have been restated.

	Three Months Ended March 31,
(in thousands)	2007	2006
	(As restated)	(As restated)
Net cash provided by operating activities	$15,254	$3,714
Interest expense, net	12,187	6,216
Net change in operating assets and liabilities	1,165	23,162
Income tax provision	1,401	4,948
Stock-based compensation	(535)	(778)
Deferred financing cost amortization	(918)	(923)
Deferred taxes	1,123	(5,185)
Asset impairment	(389)	—
Gain (loss) on disposition of property and equipment	(78)	22
Unrealized foreign exchange loss on indebtedness, net	(19)	(392)
Change in fair value of interest rate swaps	(1,563)	3,795

EBITDA	27,628	34,579
Unrealized foreign exchange loss on indebtedness, net	19	392
Restructuring expenses	3,744	222
Non-cash impairment charges (A)	389	—
Growth program costs (B)	617	—
Inventory write-offs under restructuring programs	14	—
Non-cash compensation and related expenses	535	778
Non-recurring expenses resulting from cost reduction programs (C)	(102)	1,444

Adjusted EBITDA	$32,844	$37,415

(A)	In accordance with the definition of Adjusted EBITDA in our credit facility, non-cash impairment charges resulting from application of Statement of Financial Accounting Standards Nos. 142 and 144 have been added back to Adjusted EBITDA.
(B)	In accordance with the definition of Adjusted EBITDA in our credit facility, as amended on May 2, 2007, growth programs are those intended to increase productivity and economic efficiency or the market share capacity of the Company, reduce cost structure, improve equipment utilization or provide additional regional capacity to better serve growth markets. These growth program costs for the three months ended March 31, 2007 include expenses incurred for the Company’s lean manufacturing initiatives, expansion into Vietnam and other such programs. Growth program costs were not added back to net income in calculating Adjusted EBITDA for the three months ended March 31, 2006 based upon the credit facility as in effect at that time.
(C)	In accordance with the definition of Adjusted EBITDA in our credit facility, certain fees, expenses and charges deducted in computing net income determined by us to be non-recurring, which determination was accepted by the administrative agent under the facility, by virtue of changes in our method of operations pursuant to our cost reduction programs have been added back to Adjusted EBITDA for the three months ended March 31, 2007 and March 31, 2006. These fees, expenses and charges are presented in the following table:

(in thousands)	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Environmental charges in connection with facilities closures pursuant to cost reduction programs (1)	$(200)	$—

Certain operating costs incurred in connection with the transition of production operations from closed facilities to other facilities (2)	98	1,444

Total	$(102)	$1,444

(1)	For the three months ended March 31, 2007, reflects the reversal of amounts accrued in prior periods.
(2)	For the three months ended March 31, 2007, the amount includes added operating costs related to facility closures in Italy. For the three months ended March 31, 2006, the amount includes added operating costs related to facility closures in North America.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Hedging. Our senior credit facility has a variable interest rate. We entered into interest rate swap contracts effective June 30, 2005 pursuant to which we pay fixed rates on US Dollar notional amounts while receiving the applicable floating LIBOR rates. In connection with the restatement discussed in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements, the interest rate swaps do not qualify for hedge accounting under SFAS No. 133 and the change in their fair value is subject to mark to market accounting through earnings. Although these interest rate swaps are subject to mark to market accounting through earnings, the interest rate swap contracts effectively fix, from a cash flow hedge perspective, the interest rate on approximately 90% of the term loan portion of the credit facility through June 30, 2008. The mark to market accounting through earnings has no effect on cash flows from operating, investing or financing activities nor has the effectiveness of the swaps as cash flow hedging instruments been affected by these changes in accounting treatment. As of March 31, 2007, the weighted average interest rate on the effectively fixed portion of the term loan facility was 6.12%; the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 7.21%. In February 2007, the applicable margin for LIBOR term loans, LIBOR revolving loans, Euribor loans and CDOR loans under our senior credit facility increased from 2.50% to 2.75% as a result of Moody’s downgrade of its rating of our senior indebtedness. We estimate that a 1% increase in the LIBOR rate would increase our interest expense on the term debt by approximately $0.7 million on an annual basis through June 30, 2008, the period covered by the interest rate swap agreements. To the extent that we do enter into a hedging arrangement that effectively fixes the interest rate on a portion of our senior debt after these contracts expire, the effectively fixed rate may be significantly higher than the effectively fixed rate as of March 31, 2007. If we do not enter into new interest rate hedging arrangements, when these contracts expire the interest rate on all of the debt covered by our senior credit facility will fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event, we may have difficulty making interest payments and funding our other costs and our ability to comply with the financial covenants in our credit facility may be adversely affected.

ITEM 4.	CONTROLS AND PROCEDURES

As disclosed in this amended quarterly report on Form 10-Q/A, we have restated our previously issued consolidated balance sheet as of March 31, 2007 and the consolidated statements of operations and cash flows for each of the three month periods ended March 31, 2007 and 2006. In addition, the Company filed an amendment to its Annual Report on Form 10-K/A for the year ended December 31, 2006 to amend and restate consolidated balance sheets as of December 31, 2006 and 2005 and the consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years 2006 and 2005 and the Company’s unaudited quarterly financial statements during these years, commencing with the quarter ended June 30, 2005. The restatements correct an error in those financial statements relating to our derivative accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).

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

Evaluation of Disclosure Controls and Procedures

In connection with the aforementioned restatement of our financial statements, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we reevaluated, as of March 31, 2007, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that reevaluation, as a result of a material weakness in internal control over financial reporting with respect to hedge accounting for interest rate swaps, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. In connection with the Original Filing and prior to our discovery of the error relating to hedge accounting for interest rate swaps, our principal executive officer and principal financial officer had concluded that our disclosure controls and procedures were effective as of March 31, 2007 to a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As disclosed in our annual report for the year ended December 31, 2006 on Form 10-K/A filed with the Securities and Exchange Commission on August 23, 2007, we determined that as of December 31, 2006 there was a material weakness in our internal controls over financial reporting with respect to hedge accounting for interest rate swaps. We have determined that this material weakness still existed as of March 31, 2007.

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

The risk factors included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006 have not materially changed, except that information included in such risk factors relating to our dividend policy, our senior credit facility, including restrictions imposed on the payment of dividends by our credit facility, and the commitment of certain shareholders to participate in a dividend reinvestment plan has been updated herein to reflect the change in our dividend policy, the amendment to our credit facility and the extension of the commitment of certain shareholders to participate in a dividend reinvestment plan. See

“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Dividend Policy” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Credit Facility.”

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

XERIUM TECHNOLOGIES, INC.
(Registrant)

Date: August 23, 2007	By:	/s/ Michael P. O’Donnell
Michael P. O’Donnell
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
10.1	Form of 2007 Corporate Award under the 2006 Cash Incentive Bonus Plan*

10.2	Form of Performance Based Restricted Stock Units Agreement (based upon a 2007 performance metric) under the 2005 Equity Incentive Plan*

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Statement of the Chief financial Officer pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same numbered exhibit to the Company’s current report on Form 8-K filed on March 30, 2007.