Form 10-Q
period 2007-06-30
XERIUM TECHNOLOGIES INC
filed 2007-08-23
CIK 1287151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of August 21, 2007 was 44,875,895.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Xerium Technologies, Inc.

Condensed Consolidated Balance Sheets—(Unaudited)

(dollars in thousands, except per share data)

	June 30, 2007	December 31, 2006
		(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$24,727	$16,816
Accounts receivable (net of allowance for doubtful accounts of $4,929 at June 30, 2007 and $4,220 at December 31, 2006)	105,517	109,694
Inventories	112,935	103,853
Prepaid expenses	7,591	4,426
Other current assets	18,520	19,273

Total current assets	269,290	254,062
Property and equipment, net	380,427	375,179
Goodwill	321,975	318,019
Intangible assets and deferred financing costs, net	34,843	37,151
Other assets	6,181	6,315

Total assets	$1,012,716	$990,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$9,550	$10,571
Accounts payable	34,355	39,778
Accrued expenses	46,433	48,574
Current maturities of long-term debt	7,839	10,110

Total current liabilities	98,177	109,033
Long-term debt, net of current maturities	630,500	618,379
Deferred taxes	48,195	40,479
Pension, other postretirement and postemployment obligations	109,180	106,255
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares outstanding as of June 30, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 44,875,895 shares and 43,799,662 shares outstanding as of June 30, 2007 and December 31, 2006	449	438
Paid-in capital	210,337	201,563
Accumulated deficit	(74,377)	(65,137)
Accumulated other comprehensive loss	(9,745)	(20,284)

Total stockholders’ equity	126,664	116,580

Total liabilities and stockholders’ equity	$1,012,716	$990,726

See accompanying notes.

Xerium Technologies, Inc.

Condensed Consolidated Statements of Operations—(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(As restated)		(As restated)
Net sales	$153,660	$154,602	$297,618	$301,334
Costs and expenses:
Cost of products sold	88,955	89,465	171,911	174,494
Selling	19,567	19,174	38,826	37,739
General and administrative	17,405	17,050	35,436	33,670
Restructuring	1,220	176	5,353	398
Research and development	2,633	2,364	5,187	4,925

	129,780	128,229	256,713	251,226

Income from operations	23,880	26,373	40,905	50,108
Interest expense	(11,403)	(8,771)	(23,837)	(15,610)
Interest income	248	385	495	1,008
Foreign exchange loss	(443)	(1,196)	(839)	(1,332)

Income before provision for income taxes	12,282	16,791	16,724	34,174
Provision for income taxes	4,604	3,686	6,005	8,634

Net income	$7,678	$13,105	$10,719	$25,540

Net income per share:
Basic	$0.17	$0.30	$0.24	$0.58

Diluted	$0.17	$0.30	$0.24	$0.58

Shares used in computing net income per share:
Basic	44,529,632	43,748,857	44,222,766	43,737,041

Diluted	44,624,036	43,878,315	44,345,551	43,848,143

Cash dividends per common share:	$0.1125	$0.225	$0.3375	$0.45

See accompanying notes.

Xerium Technologies, Inc.

Condensed Consolidated Statements of Cash Flows—(Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2007	2006
		(As restated)
Operating activities
Net income	$10,719	$25,540
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,195	1,557
Depreciation	20,005	20,094
Amortization of intangibles	2,224	2,199
Deferred financing cost amortization	1,818	1,700
Unrealized foreign exchange (gain) loss on revaluation of debt	(1)	1,857
Deferred taxes	5,780	6,211
Asset impairment	389	—
(Gain) loss on disposition of property and equipment	(1,145)	47
Change in fair value of interest rate swaps	1,494	(5,940)
Change in assets and liabilities which provided (used) cash:
Accounts receivable	7,049	(2,406)
Inventories	(5,494)	(4,562)
Prepaid expenses	(3,087)	(2,221)
Other current assets	886	(3,802)
Accounts payable and accrued expenses	(12,663)	(16,739)
Deferred and other long-term liabilities	910	(1,486)

Net cash provided by operating activities	30,079	22,049

Investing activities
Capital expenditures, gross	(14,415)	(17,615)
Proceeds from disposals of property and equipment	2,710	66
Payment for acquisition, net of cash acquired	(511)	(6,933)
Other	(4)	32

Net cash used in investing activities	(12,220)	(24,450)

Financing activities
Net increase in borrowings (maturities of 90 days or less)	429	2,169
Proceeds from borrowings (maturities longer than 90 days)	3,843	155
Principal payments on debt	(7,413)	(9,380)
Cash dividends on common stock	(7,065)	(19,693)
Other	(1,787)	(1,204)

Net cash used in financing activities	(11,993)	(27,953)

Effect of exchange rate changes on cash flows	2,045	2,840

Net increase (decrease) in cash	7,911	(27,514)
Cash and cash equivalents at beginning of period	16,816	59,976

Cash and cash equivalents at end of period	$24,727	$32,462

Supplemental schedule of noncash investing and financing activities:
The Company purchased all of the capital stock and manufacturing facility of Coldwater Covers, Inc. for $6,982 and assumed liabilities as follows:
Fair value of assets acquired	$—	$7,041
Cash paid for capital stock and manufacturing facility	—	(6,982)

Liabilities assumed	$—	$59

Common stock issued in lieu of cash dividends pursuant to the Dividend Reinvestment Plan	$7,800	$—

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

2. Restatement and Basis of Presentation

On August 23, 2007, the Company filed an amendment to its Quarterly Report on Form 10-Q for the period ended March 31, 2007 to amend and restate the consolidated balance sheet as of March 31, 2007 and the consolidated statements of operations and cash flows for the three months ended March 31, 2007 and 2006. In addition, the Company filed an amendment to its Annual Report on Form 10-K/A for the year ended December 31, 2006 to amend and restate consolidated balance sheets as of December 31, 2006 and 2005 and the consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years 2006 and 2005 and the Company’s unaudited quarterly financial statements during these years, commencing with the quarter ended June 30, 2005.

The restatement corrects an error in accounting for the Company’s interest rate swap agreements. The Company entered into floating-to-fixed interest rate swaps in June 2005 and had accounted for these interest rate swaps as hedging instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133” and SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities”. The fair value of these interest rate swap agreements was adjusted quarterly with the changes recorded as deferred gains or losses in the Company’s consolidated balance sheet with the offset recorded in accumulated other comprehensive loss, net of tax. In August 2007, it was determined that the swaps do not qualify for hedge accounting because of the inappropriate application of the “short cut” method to evaluate these interest rate swaps for hedge accounting purposes from the date of inception. Accordingly, the Company is required to recognize the change in the fair value of these interest rate swap derivatives as a component of earnings for the periods commencing in June 2005. The restatements had no effect on cash flows from operating, investing or financing activities or on the Company’s debt covenant calculations.

The accompanying unaudited condensed consolidated interim financial statements at June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006.

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

The Company’s derivative activities are as follows:

(i) Cash Flow Hedges

The Company entered into interest rate swap contracts effective June 30, 2005 pursuant to which it pays fixed rates on U.S. Dollar notional amounts while receiving the applicable floating LIBOR rates. In connection with the restatement discussed in Note 2, the interest rate swaps do not qualify for hedge accounting under SFAS No. 133 and the change in their fair value is subject to mark to market accounting through earnings. As a result of the mark to market accounting through earnings, the Company recorded a decrease to interest expense of $69 and $2,145 for the three months ended June 30, 2007 and 2006, respectively and an (increase) decrease to interest expense of $(1,494) and $5,940 for the six months ended June 30, 2007 and 2006, respectively. The fair value of the interest rate derivative contracts was approximately $8,260 and $9,710 at June 30, 2007 and December 31, 2006, respectively, and is included in other current assets.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

3. Accounting Policies–(continued)

Derivatives and Hedging–(continued)

(i) Cash Flow Hedges–(continued)

Although these interest rate swaps are subject to mark to market accounting through earnings, the interest rate swap contracts effectively fix, from a cash flow hedge perspective, the interest rate on 86% of the term loan portion of the credit facility through June 30, 2008. The mark to market accounting through earnings has no effect on cash flows from operating, investing or financing activities nor has the effectiveness of the swaps as cash flow hedging instruments been affected by the changes in accounting treatment. As of June 30, 2007, the weighted average interest rate on the effectively fixed portion of the term loan facility was 6.11% and the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 7.43%.

The Company, from time to time, enters into foreign exchange forward contracts to fix currencies at specified rates based on expected future cash flows to protect against the fluctuations in cash flows resulting from sales denominated in foreign currencies over the next year. The fair value of these contracts is recognized at fair value based on market exchange forward rates. The fair value of these contracts amounted to $23 and $123 at June 30, 2007 and December 31, 2006, respectively. The change in fair value of these contracts is included in accumulated other comprehensive loss.

(ii) Fair Value Hedges

The Company is subject to exposure from fluctuations in foreign currencies. To manage this exposure, the Company uses foreign exchange forward contracts. The value of these contracts is recognized at fair value based on forward market exchange rates and the change in the fair value of these contracts is included in foreign exchange gain (loss). The Company recorded gains of $108 and $113 in its consolidated income statements for the three and six months ended June 30, 2007, respectively, and gains of $53 and $95 during the three and six months ended June 30, 2006, respectively.

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

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

3. Accounting Policies–(continued)

Net Income Per Common Share

Net income per common share has been computed and presented pursuant to the provisions of SFAS No. 128, Earnings per Share (“SFAS No. 128”). Net income per share is based on the weighted-average number of shares outstanding during the period. As of June 30, 2007 and 2006, the Company had outstanding restricted stock units (“RSUs”) (see Note 13). For the three and six months ended June 30, 2007 and 2006, the dilutive effect of potential future issuances of common stock underlying the Company’s RSUs was computed using (i) the average market price for time-based RSUs and (ii) the actual grant date market price for non-employee director RSUs. The calculation of diluted earnings per share for the three and six months ended June 30, 2007 and 2006 excludes the Company’s performance-based RSUs that are based on shareholder targets because the performance criteria have not been contingently achieved and therefore the RSUs are not contingently issuable. In March 2007, the Company granted 368,350 performance-based RSUs to certain officers and employees of the Company that are based on achieving a performance metric based upon 2007 Adjusted EBITDA, as defined in the Company’s senior credit facility as in effect on March 29, 2007, with certain adjustments. The calculation of diluted earnings per share for the three and six months ended June 30, 2007 excludes the impact of these Adjusted EBITDA based RSUs because at June 30, 2007, the Company determined that it was not probable that the performance conditions will be achieved.

The following table sets forth the computation of basic and diluted earnings weighted average shares:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Weighted-average common shares outstanding—basic	44,529,632	43,748,857	44,222,766	43,737,041
Dilutive effect of stock-based compensation awards outstanding	94,404	129,458	122,785	111,102

Weighted-average common shares outstanding—diluted	44,624,036	43,878,315	44,345,551	43,848,143

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

New Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. See Note 6 for further discussion related to the adoption of FIN 48.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

3. Accounting Policies–(continued)

New Accounting Standards–(continued)

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

4. Inventories

The components of inventories are as follows at:

	June 30, 2007	December 31, 2006
Raw materials	$24,886	$23,221
Work in process	42,035	38,839
Finished units	46,014	41,793

	$112,935	$103,853

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

5. Debt

In March 2007, the Company made a mandatory debt repayment of $4,075 based on the difference between its “pre-dividend free cash flow”, as defined in its senior credit facility agreement, and cash dividends paid in the prior year.

On May 2, 2007, the Company amended its senior credit facility agreement with the lenders thereunder to modify certain covenants, ratios and definitions and, in addition to other limitations on dividends, to limit the amount of any quarterly dividends payable on the Company’s common stock to not more than $0.1125 per share. In connection with the amendment, the Company paid an amendment fee of $1,500, as well as other fees and expenses.

6. Income Taxes

The Company adopted FIN 48 on January 1, 2007 and, accordingly, recorded a cumulative effect increase of $3,323 to accumulated deficit, an increase of $627 to income taxes payable and an increase of $2,696 to deferred and long-term taxes for uncertain tax positions. On January 1, 2007, the Company had $4,126 in unrecognized tax benefits, the recognition of which would have had an effect of $3,779 on the effective tax rate. On June 30, 2007, the Company had approximately $5,000 in unrecognized tax benefits. The Company recorded an increase of its unrecognized tax benefits of approximately $900 during the six months ended June 30, 2007.

The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense and accordingly, the Company recorded $500 for interest and penalties during the six months ended June 30, 2007. As of June 30, 2007, the Company has approximately $1,100 of accrued interest related to uncertain tax positions.

The tax years 2000 through 2006 remain open to examination by the major taxing jurisdictions to which the Company and its subsidiaries are subject.

The Company utilizes the asset and liability method for accounting for income taxes in accordance with SFAS No. 109. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company reduces the deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Relevant evidence, both positive and negative, is considered in determining the need for a valuation allowance. Information evaluated includes the Company’s financial position and results of operations for the current and preceding years as well as an evaluation of currently available information about future years. Because of the Company’s accumulated loss position in certain tax jurisdictions on June 30, 2007, and the uncertainty of profitability in future periods in such jurisdictions, the Company continues to have valuation allowances for deferred tax assets primarily related to net operating loss carryforwards in the United States, the United Kingdom and Sweden.

The Company had an effective tax rate of 37% for the three months ended June 30, 2007.

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

Also, the Company sponsors an unfunded plan that offers the opportunity to obtain health care benefits to a majority of all retired U.S. employees and their covered dependents and beneficiaries. A portion of this plan is contributory, with retiree contributions adjusted periodically. Eligibility varies according to date of hire, age and length of service. Certain retirees also have a life insurance benefit provided at no cost.

As required by SFAS No. 132, the following tables summarize the components of net periodic benefit cost:

Defined Benefit Plans

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Service cost	$1,714	$1,568	$3,505	$3,170
Interest cost	1,492	1,373	3,060	2,720
Expected return on plan assets	(1,084)	(926)	(2,293)	(1,830)
Amortization of prior service cost	26	26	66	52
Amortization of net loss	170	240	415	492

Net periodic benefit cost	$2,318	$2,281	$4,753	$4,604

Other Postretirement Benefit Plans

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Service cost	$172	$108	$344	$216
Interest cost	554	655	1,108	1,310
Amortization of prior service cost	(116)	(116)	(232)	(232)
Amortization of net loss	16	172	32	344

Net periodic benefit cost	$626	$819	$1,252	$1,638

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

8. Comprehensive Income and Accumulated Other Comprehensive Loss

Comprehensive income for the periods ended June 30, 2007 and 2006 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
		(As restated)		(As restated)
Net income	$7,678	$13,105	$10,719	$25,540
Foreign currency translation adjustments	6,600	8,754	9,757	15,830
Minimum pension liability/SFAS No. 158 Liability	(140)	362	854	279
Change in value of derivative instruments	(24)	216	(72)	391

Comprehensive income	$14,114	$22,437	$21,258	$42,040

The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability/SFAS No. 158 Liability (Note 3)	Change in Value of Derivative Instruments (Note 3)	Accumulated Other Comprehensive Loss
Balance at December 31, 2006	$(622)	$(19,752)	$90	$(20,284)
Current period change, net of tax	9,757	854	(72)	10,539

Balance at June 30, 2007	$9,135	$(18,898)	$18	$(9,745)

9. Warranties

The Company offers warranties on certain products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The Company estimates the costs that may be incurred under its warranties and records a liability for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. Changes in the Company’s combined short-term and long-term warranty liabilities during the six months ended June 30, 2007 are as follows:

Balance at December 31, 2006	$2,969
Warranties provided during period	804
Settlements made during period	(1,082)
Changes in liability estimates, including expirations and currency effects	84

Balance at June 30, 2007	$2,775

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

The table below sets forth for the six months ended June 30, 2007, the significant components and activity under restructuring programs:

	Balance at December 31, 2006	Charges	Write-offs	Cash Payments	Balance at June 30, 2007
Severance	$949	$3,758	$—	$(3,058)	$1,649
Asset impairment	—	389	(389)	—	—
Facility costs and other	—	1,206	—	(348)	858

Total	$949	$5,353	$(389)	$(3,406)	$2,507

Restructuring and impairments expense by segment, which is not included in Segment Earnings (Loss) in Note 11, is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Clothing	$1,022	$176	$2,720	$398
Roll Covers	198	—	2,633	—

Total	$1,220	$176	$5,353	$398

In March 2007, the Company announced that it will cease manufacturing activity at its roll covers manufacturing facility in the U.K. on March 31, 2007 and recorded restructuring expenses of $1,268 related thereto during the first quarter of 2007. The Company had recorded asset impairment charges of $1,700 related to this facility during the fourth quarter of 2006. In the first quarter of 2007, the Company also initiated the closure of a roll covers manufacturing facility in the U.S. for which restructuring expenses and asset impairments of $205 and $389, respectively, were recorded during the first quarter of 2007 and additional restructuring expenses of $125 were recorded in the second quarter of 2007.

During the first quarter of 2007, the Company initiated a program to streamline its operating structure and recorded restructuring expenses of $2,271 related thereto, of which $1,698 was in the clothing segment and $573 in the roll covers segment. The Company recorded additional restructuring expenses related to this program of $1,097 during the second quarter of 2007, of which $1,025 was in the clothing segment and $72 in the roll covers segment.

The Company expects to incur additional restructuring expenses of approximately $1,000 to 1,500 during the remainder of 2007.

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

Summarized financial information for the Company’s reportable segments is presented in the tables that follow for the three and six months ended June 30, 2007 and 2006, respectively. Segment Earnings (Loss) below excludes restructuring costs.

	Clothing	Roll Covers	Corporate	Total
Three Months Ended June 30, 2007:
Net sales	$102,842	$50,818	$—	$153,660
Segment Earnings (Loss)	26,347	14,172	(3,992)

Three Months Ended June 30, 2006:
Net sales	$99,814	$54,788	$—	$154,602
Segment Earnings (Loss)	27,481	15,421	(3,992)

	Clothing	Roll Covers	Corporate	Total
Six Months Ended June 30, 2007:
Net sales	$196,175	$101,443	$—	$297,618
Segment Earnings (Loss)	50,095	26,311	(7,564)

Six Months Ended June 30, 2006:
Net sales	$195,109	$106,225	$—	$301,334
Segment Earnings (Loss)	54,584	27,915	(7,618)

Provided below is a reconciliation of Segment Earnings (Loss) to income before provision for income taxes for the three and six months ended June 30, 2007 and 2006, respectively.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

11. Business Segment Information–(continued)

	Three Months Ended June 30,
	2007	2006
		(As restated)
Segment Earnings (Loss):
Clothing	$26,347	$27,481
Roll Covers	14,172	15,421
Corporate	(3,992)	(3,992)
Non-cash compensation and related expenses	(660)	(779)
Net interest expense	(11,155)	(8,386)
Depreciation and amortization	(11,230)	(11,313)
Restructuring and impairments expense	(1,220)	(176)
Unrealized foreign exchange gain (loss) on revaluation of debt	20	(1,465)

Income before provision for income taxes	$12,282	$16,791

	Six Months Ended June 30,
	2007	2006
		(As restated)
Segment Earnings (Loss):
Clothing	$50,095	$54,584
Roll Covers	26,311	27,915
Corporate	(7,564)	(7,618)
Non-cash compensation and related expenses	(1,195)	(1,557)
Net interest expense	(23,342)	(14,602)
Depreciation and amortization	(22,229)	(22,293)
Restructuring charges	(5,353)	(398)
Unrealized foreign exchange gain (loss) on revaluation of debt	1	(1,857)

Income before provision for income taxes	$16,724	$34,174

12. Commitments and Contingencies

Stockholder Litigation

On June 7, 2006, a purported class action complaint was filed in the United States District Court for the District of Massachusetts on behalf of a putative class of investors who purchased shares pursuant or traceable to the Company’s initial public offering on or about May 16, 2005 through November 15, 2005 against the Company, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer. An amended complaint was filed on November 3, 2006. The complaint as amended concerns the Company’s initial public offering of common stock and alleges violations of Sections 11 and liability under Section 15 of the Securities Act of 1933. The plaintiff seeks rescission rights, attorneys’ fees and other costs and unspecified damages on behalf of a purported class of purchasers of the Company’s common stock “pursuant and/or traceable to the Company’s IPO on or about May 16, 2005 through November 15, 2005.” The litigation is presently in discovery. The Company believes that the complaint is without merit and intends to defend the litigation vigorously.

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

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

12. Commitments and Contingencies–(continued)

Environmental Matters

In connection with the closure of certain manufacturing facilities under its restructuring programs, the Company had conducted environmental site assessments which had indicated contamination at two sites. Management believes that both sites have been remediated and no further remediation costs are expected to be incurred. During the first half of 2007, the Company paid approximately $2,100 related to the environmental remediation, which costs had been accrued as of December 31, 2006. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of such matters will not have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

13. Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (Revised 2004) (“SFAS No. 123R”), which discontinues the accounting for share-based compensation using APB No. 25 and generally requires that such transactions be recognized in the income statement based on their fair values at the date of grant. The Company adopted the modified prospective method permitted under SFAS No. 123R. Under this transition method, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, compensation expense is recognized on all share-based payments granted prior to, but not yet vested, as of December 31, 2005 and for share-based payments granted subsequent to December 31, 2005. Accordingly, compensation expense of $660 and $1,195 was recorded for the three and six months ended June 30, 2007 and a related tax benefit thereon of $57 and $109 was recorded for the three and six months ended June 30, 2007, respectively.

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

To earn common stock under time-based RSUs, generally the grantee must be employed by the Company through the applicable vesting date, which occurs annually on May 19, 2006, 2007 and 2008. To earn common stock under performance-based RSUs, defined shareholder return targets must be met over the four years following the completion of the Company’s initial public offering on May 19, 2005 and the grantee must be employed by the Company through May 19, 2009. Awards to directors vest upon grant and the underlying shares are issued to them upon termination of service as a member of the Board of Directors or a change in control, as defined in the 2005 Plan.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

13. Stock-Based Compensation–(continued)

2005 Equity Incentive Plan–(continued)

On March 29, 2007, under the 2005 Plan, the Company granted 368,350 performance-based RSUs to certain officers and employees of the Company. The awards will generally only vest if the individual remains employed by the Company through December 31, 2007 and if a performance metric based upon 2007 Adjusted EBITDA, as defined in the Company’s senior credit facility as in effect on March 29, 2007 and with certain adjustments, equals or exceeds a target level that has been specified by the Compensation Committee of the Board of Directors. If the performance metric equals or exceeds the target level specified, the RSUs will vest on the day the Company files its Annual Report on Form 10-K for fiscal year 2007, and the Company will within thirty days thereafter issue one share of common stock in respect of each fully vested RSU. Under the provisions of SFAS No. 123R, during the first and second quarter of 2007 no compensation expense was recorded for the performance-based grants that are based on an Adjusted EBITDA target as it is not probable that the performance conditions will be achieved. The probability of achieving the Adjusted EBITDA performance conditions will be reevaluated each reporting period and compensation expense recorded as appropriate.

On May 16, 2007, the Company granted 742,885 performance-based RSUs to certain officers and employees of the Company. To earn common stock under these performance-based RSUs, defined shareholder return targets must be met over the four years following the grant date and the grantee must be employed by the Company through May 16, 2011.

A summary of RSUs outstanding as of June 30, 2007 and their vesting dates is as follows:

2005 Equity Incentive Plan–(continued)

	Vesting Dates	Number of RSUs
Time-based RSUs	Annually, in varying amounts on May 19, 2008	189,955

Performance-based RSUs granted May 19, 2005 (shareholder return targets)	May 19, 2009, assuming performance criteria are achieved	670,590

Performance-based RSUs granted May 16, 2007 (shareholder return targets)	May 19, 2011, assuming performance criteria are achieved	742,885

Performance-based RSUs granted March 29, 2007 (Adjusted EBITDA target)	Date of filing of 2007 Annual Report on Form 10-K	368,350

Non-employee directors’ RSUs	Date of grant	40,764

Total RSUs outstanding		2,012,544

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

13. Stock-Based Compensation–(continued)

Certain time-based RSUs and all non-employee director RSUs automatically adjust to reflect awards of additional RSUs upon payment of dividends by the Company. Outstanding RSUs that were awarded through June 30, 2007 in connection with the payment of dividends are included in the table below. During the three months ended June 30, 2007, 1,171 additional time-based RSUs and 405 additional non-employee director RSUs were issued in connection with the payment of dividends that occurred on June 15, 2007. These dividend RSUs were charged to accumulated deficit, in accordance with SFAS No. 123R.

Additionally, 81,976 shares of common stock underlying 117,116 time-based RSUs that vested on May 19, 2007 were issued during the three months ended June 30, 2007; the remaining 35,140 RSUs were withheld from issuance to satisfy minimum tax withholding requirements related to the issuance of such shares to the recipients.

RSU activity during the six months ended June 30, 2007, is presented below.

	Number of RSUs	Price Range of Grant-Date Fair Value Per RSU	Weighted Average Grant-Date Fair Value Price Per RSU
Outstanding, December 31, 2006	1,067,380	$8.40 – 12.01	$11.59
Granted (not as dividends)	1,123,735	7.70 – 8.15	8.03
Granted (as dividends)	6,463	7.45 – 8.57	8.03
Forfeited	(67,918)	11.66	11.66
Shares issued or withheld	(117,116)	7.99 – 11.66	11.45

Outstanding, June 30, 2007	2,012,544	$7.45 – 12.01	$9.60

Vested, June 30, 2007 (1)	40,764	$7.45 – 12.01	$9.63

(1)	Vested RSUs at June 30, 2007 consist entirely of non-employee directors RSUs. The common stock underlying these RSUs will be issued to the directors upon termination of their service as members of the Board and/or a change in control, as defined. The total grant-date fair value of such non-employee directors RSUs that vested during the six months ended June 30, 2007 was $99.

Grant-Date Fair Value

The Company calculates the grant-date fair value of time-based RSUs and non-employee directors’ RSUs based on the closing price of the Company’s common stock on the date of grant.

For the performance-based RSUs granted on May 16, 2007 (based on shareholder return targets) the Company calculates the grant-date fair value of performance-based RSUs by using a Monte Carlo pricing model and the following assumptions:

Expected term	Four years
Expected volatility	39%
Expected dividends	$0.45 per year ($0.1125 per quarter)
Risk-free interest rate	4.32%

(i) Expected term. Performance-based RSUs granted on May 16, 2007 expire four years after the grant date.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

13. Stock-Based Compensation–(continued)

2005 Equity Incentive Plan–(continued)

(ii) Expected volatility. The Company is responsible for estimating the volatility of the price of its common stock and has considered a number of factors, including third party estimates, to determine its expected volatility. The Company performed a peer group analysis of historical and implied volatility measures rather than using its own historical volatility because it has been a public company for a relatively short period of time (i.e. since its initial public offering on May 19, 2005). Based upon the peer group analysis, the Company determined to use a 39% volatility assumption, which is the midpoint of the range developed by looking at the peer group.

(iii) Expected dividends. Based on the Company’s current dividend policy, an assumed payment of quarterly dividends at the rate of $0.1125 was used for the purposes of the application of the Monte Carlo pricing model.

(iv) Risk-free interest rate. The yield on zero-coupon U.S. Treasury securities for the period that is commensurate with the expected term of four years.

As of June 30, 2007, there was approximately $5,000 of total unrecognized compensation expense related to all unvested share-based awards which is expected to be recognized over a weighted average period of 2.8 years.

14. Dividend Reinvestment Plan

In February 2007 the Company established a dividend reinvestment plan (“DRIP”) that allows shareholders of record to elect to receive all or part the dividends on shares of the Company’s common stock that otherwise would be paid in cash in the form of additional shares of common stock. Pursuant to a letter agreement with the Company dated December 22, 2006, as amended on May 2, 2007, Apax WW Nominees Ltd. and Apax-Xerium APIA LP (collectively the “Apax entities”) agreed that they will participate in the DRIP through December 31, 2008 at a level such that at a minimum 50% of each dividend otherwise payable in cash on the Company’s common stock, including shares not held by Apax entities, is reinvested in the Company’s common stock through the DRIP, provided that the Apax entities are not required to reinvest more than 100% of the cash dividends payable to them with respect to such dividend declaration. In connection with the dividend payments made by the Company on March 15, 2007 and June 15, 2007, 634,663 shares and 359,594 shares, respectively, of the Company’s common stock were issued pursuant to the DRIP. The Apax entities held approximately 53% of the Company’s outstanding common stock as of June 30, 2007.

15. Subsequent Event

Dividends

On August 7, 2007, the Company’s Board of Directors declared a cash dividend of $0.1125 per share of common stock payable on September 14, 2007 to shareholders of record at the close of business on September 5, 2007.

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

Our products play key roles in the formation and processing of paper along the length of a paper-making machine. Paper producers rely on our products and services to help improve the quality of their paper, differentiate their paper products, operate their paper-making machines more efficiently and reduce production costs. Our products and services typically represent only a small fraction of a paper producer’s overall production costs, yet they can reduce costs by permitting the use of lower cost raw materials and reducing energy consumption. Paper producers must replace clothing and refurbish or replace roll covers regularly as these products wear down during the paper production process. Our products are designed to withstand extreme temperature, chemical and pressure conditions, and are the result of a substantial investment in research and development and highly sophisticated manufacturing processes.

We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed on a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is selected to fit each individual paper-making machine and process. For the three and six months ended June 30, 2007, our clothing segment represented 67% and 65% of our net sales, respectively.

Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by the paper producer. Roll covers are tailored to each individual paper-making machine and process, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and manufacture spreader rolls. For the three and six months ended June 30, 2007, our roll covers segment represented 33% and 35% of our net sales, respectively.

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

According to the Food and Agriculture Organization of the United Nations, the volume of paper productions between 1980 and 2005 increased at a compound annual growth rate of approximately 2.95%. Jaako Pöyry Consulting, a global consulting firm focusing on the forest industry, expects the growth of global paper production from 2005 to 2020 to slow down to an average of slightly less than 2% per annum. We expect growth to be greater in Asia, South America and Eastern Europe than in the more mature North American and Western European regions. Historically the demand for our products has been driven primarily by the level of global paper production. We expect that demand for our clothing products will grow in a manner consistent with these trends but be moderated by the level of industry consolidation and paper-machine shutdown activity in North America and Western Europe. While we believe that growth of paper production would positively impact demand for our roll covers products, we also believe that, in addition to industry consolidation and paper machine shutdown activity in North American and Western Europe, the trend towards new paper machine designs which have fewer rolls will negatively impact demand for these products and that the volume potential for the roll covers business in North America and Western Europe will diminish. Accordingly, we are focused on both expanding our presence in the roll covers business in Asia and adding related products and services to our offerings. We are also in the process of establishing a clothing manufacturing facility in Vietnam in order to take advantage of the high growth potential in that region and expect to establish a roll covers operation in China by mid-2008.

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

Sales in our roll covers segment include our mechanical services business. We have expanded this business in response to demand from paper producers that we perform work on the internal mechanisms of a roll while we refurbish or replace a roll cover. In our clothing segment, a portion of our business has been conducted pursuant to consignment arrangements under which we do not recognize a sale of a product to a customer until the customer placed the product into use, which typically occurs some period after the product is shipped to the customer or to a warehouse location near the customer’s facility. We are continuing to reduce the number of consignment arrangements and increasing the use of standard terms of sale under which we recognize a sale upon product shipment. We expect this trend to continue, although at a slower pace than in 2006.

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

The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $2.6 million and $2.4 million for the three months ended June 30, 2007 and 2006, respectively. We expect that future research and development expenses as compared to these levels, will increase based on an increased focus on advanced research.

Foreign Exchange

We have a geographically diverse customer base. For the three and six months ended June 30, 2007, approximately 38% and 39% of our sales were in North America, respectively, 37% and 37% were in Europe, respectively, 9% and 9% were in South America, respectively, 14% and 13% were in Asia-Pacific, respectively and 2% and 2% were in the rest of the world, respectively.

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

For certain transactions, our sales are denominated in U.S. Dollars or Euros but all or a substantial portion of the associated costs are denominated in a different currency. As a result, changes in the relative values of U.S. Dollars, Euros and other currencies can affect the level of the profitability of these transactions. The largest proportion of such transactions consists of transactions in which the sales are denominated in U.S. Dollars and all or a substantial portion of the associated costs are denominated in Euros or other currencies.

Currency fluctuations have a greater effect on the level of our net sales than on the level of our income from operations. For example, for the three months ended June 30, 2007 as compared with the three months ended June 30, 2006, the change in the value of the U.S. Dollar against the currencies we conduct our business in resulted in currency translation increases in net sales and income from operations of $7.0 million and $0.5 million, respectively. Although the results for the three months ended June 30, 2007 reflect a period in which the value of the U.S. Dollar decreased against the currencies in which we conduct the majority of our non-U.S. Dollar denominated business as compared to the three months ended June 30, 2006, we would expect a similar but opposite effect in a period in which the value of the U.S. Dollar increases. For any period in which the value of the dollar changes relative to other currencies, we would expect our income from operations to be proportionately affected less than our net sales.

During the three and six months ended June 30, 2007, we conducted business in nine foreign currencies. The following table provides the average exchange rate for the three and six months ended June 30, 2007 and 2006, respectively, of the U.S. Dollar against each of the five foreign currencies in which we conduct the largest portion of our operations, and indicates the percentage of our net sales for the three and six months ended June 30, 2007 denominated in such foreign currency.

Currency	Average exchange rate of the U.S. Dollar for the three months ended June 30, 2007			Average exchange rate of the U.S. Dollar for the three months ended June 30, 2006			Percentage of net sales for the three months ended June 30, 2007 denominated in such currency
Euro	$1.35	=	1 Euro	$1.26	=	1 Euro	42.0%
Canadian Dollar	$0.91	=	1 Canadian Dollar	$0.89	=	1 Canadian Dollar	9.0%
Brazilian Real	$0.50	=	1 Brazilian Real	$0.46	=	1 Brazilian Real	6.9%
Australian Dollar	$0.83	=	1 Australian Dollar	$0.75	=	1 Australian Dollar	4.6%
British Pound	$1.99	=	1 British Pound	$1.83	=	1 British Pound	3.2%

Currency	Average exchange rate of the U.S. Dollar for the six months ended June 30, 2007			Average exchange rate of the U.S. Dollar for the six months ended June 30, 2006			Percentage of net sales for the six months ended June 30, 2007 denominated in such currency
Euro	$1.33	=	1 Euro	$1.23	=	1 Euro	42.0%
Canadian Dollar	$0.88	=	1 Canadian Dollar	$0.88	=	1 Canadian Dollar	9.1%
Brazilian Real	$0.49	=	1 Brazilian Real	$0.46	=	1 Brazilian Real	7.0%
Australian Dollar	$0.81	=	1 Australian Dollar	$0.74	=	1 Australian Dollar	4.2%
British Pound	$1.97	=	1 British Pound	$1.79	=	1 British Pound	3.3%

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

We ceased manufacturing activity at our roll covers manufacturing facility in the U.K. on March 31, 2007 and recorded restructuring expenses of $1,268 related thereto during the first quarter of 2007. We had recorded asset impairment charges of $1,700 related to this facility during the fourth quarter of 2006. In the first quarter of 2007 we also initiated the closure of a roll covers manufacturing facility in the U.S. for which restructuring expenses and asset impairments of $205 and $389, respectively, were recorded during the first quarter of 2007 and additional restructuring expenses of $125 were recorded in the second quarter of 2007.

During the first quarter of 2007, we initiated a program to streamline our operating structure and recorded restructuring expenses of $2,271 and $1,097 related thereto during the first quarter and second quarter of 2007, respectively.

The Company expects to incur additional restructuring expenses of approximately $1,000 to 1,500 during the remainder of 2007.

We believe that in the near term, potential exists to improve our fixed overhead structure and to initiate further consolidations of our rolls manufacturing footprint in Europe and North America. We believe that our manufacturing footprint for clothing in North America has been adequately consolidated. In the longer term, we will continue to review our clothing business to determine if additional actions can be taken to further improve our cost structure.

In addition, we have also initiated lean manufacturing and procurement initiatives designed to enhance the efficiency of our manufacturing process, which we believe will help offset the effect of inflation on our bottom line following the initial investments required for these initiatives. Costs for these initiatives are reflected in operating expenses.

There can be no assurance that our cost reduction programs will be successful. While our cost reduction programs are designed to help mitigate the effect of increases in our operating costs, we may experience sales or cost changes from period to period which have a greater effect on the level of our profitability than savings derived from our cost reduction programs.

Results of Operations

The tables that follow set forth for the periods presented certain consolidated operating results and the percentage of net sales they represent:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006
		(As restated)		(As restated)
Net sales	$153.7	$154.6	$297.6	$301.3
Cost of products sold	89.0	89.5	171.9	174.5
Selling expenses	19.6	19.2	38.8	37.7
General and administrative expenses	17.4	17.0	35.4	33.7
Restructuring and impairments expenses	1.2	0.2	5.4	0.4
Research and development expenses	2.6	2.4	5.2	4.9

Income from operations	23.9	26.3	40.9	50.1
Interest expense, net	(11.2)	(8.4)	(23.3)	(14.6)
Foreign exchange loss	(0.4)	(1.2)	(0.9)	(1.3)

Income before provision for income taxes	12.3	16.7	16.7	34.2
Provision for income taxes	4.6	3.7	6.0	8.6

Net income	$7.7	$13.0	$10.7	$25.6

Percentage of Sales

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(As restated)		(As restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	57.9	57.9	57.8	57.9
Selling expenses	12.7	12.4	13.0	12.5
General and administrative expenses	11.3	11.0	11.9	11.2
Restructuring and impairments expenses	0.8	0.1	1.8	0.1
Research and development expenses	1.7	1.5	1.7	1.6

Income from operations	15.6	17.1	13.8	16.7
Interest expense, net	(7.3)	(5.4)	(7.8)	(4.9)
Foreign exchange loss	(0.3)	(0.8)	(0.3)	(0.4)

Income before provision for income taxes	8.0	10.9	5.7	11.4
Provision for income taxes	3.0	2.4	2.0	2.9

Net income	5.0%	8.5%	3.7%	8.5%

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006.

Net Sales. Net sales for the three months ended June 30, 2007 decreased by $0.9 million, or 0.6%, to $153.7 million from $154.6 million for the three months ended June 30, 2006. For the three months ended June 30, 2007, 67% of our net sales were in our clothing segment and 33% were in our roll covers segment.

In our clothing segment, net sales for the three months ended June 30, 2007 increased by $3.1 million, or 3.1%, to $102.9 million from $99.8 million for the three months ended June 30, 2006 primarily due to favorable currency effects on net sales of $5.2 million related to the translation of sales made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting, partially offset by unfavorable currency effects on pricing related to sales prices indexed in U.S. Dollars by certain non-U.S. operations of $2.1 million. Lower sales volume, primarily in North America and Europe, was essentially offset by increased sales volume in Asia primarily as a result of our acquisition in the third quarter of 2006 of PMA Shoji Co. Ltd. Overall pricing levels in our clothing segment decreased less than 1% during the three months ended June 30, 2007 as compared with the three months ended June 30, 2006.

In our roll covers segment, net sales for the three months ended June 30, 2007 decreased by $4.0 million or 7.3%, to $50.8 million from $54.8 million for the three months ended June 30, 2006. Lower sales volume, mix of products sold and lower pricing levels, primarily in North America and Europe, were partially offset by favorable currency effects of $1.8 million related to the translation of sales made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes. Overall pricing levels in our roll covers segment decreased by approximately 2% during the three months ended June 30, 2007 as compared with the three months ended June 30, 2006.

Cost of Products Sold. Cost of products sold for the three months ended June 30, 2007 decreased by $0.5 million, or 0.6%, to $89.0 million from $89.5 million for the three months ended June 30, 2006.

In our clothing segment, cost of products sold increased by $1.2 million, or 2.1%, to $58.1 million for the three months ended June 30, 2007 from $56.9 million for the three months ended June 30, 2006 primarily due to unfavorable currency translation effects of $3.6 million partially offset by (i) added operating costs that were $1.0 million lower during the three months ended June 30, 2007 as compared with the three months ended June 30, 2006 due to shifting production from closed facilities to other facilities under our restructuring programs, (ii) rebates on material costs of $0.5 million during the three months ended June 30, 2007 related to a purchase contract we signed during the fourth quarter of 2006 and (iii) the $0.4 million impact of a lower cost structure, resulting from our restructuring programs, during the three months ended June 30, 2007 as compared with the three months ended June 30, 2006.

In our roll covers segment, cost of products sold decreased by $1.7 million, or 5.2%, to $30.9 million for the three months ended June 30, 2007 from $32.6 million for the three months ended June 30, 2006 primarily due to (i) lower sales in this segment during the three months ended June 30, 2007 as compared with the three months ended June 30, 2006 resulting in lower cost of products sold of $2.4 million and (ii) the $0.5 million impact of a lower cost structure resulting from our restructuring programs during the three months ended June 30, 2007 as compared with the three months ended June 30, 2006. These decreases were partially offset by unfavorable currency translation effects of $1.2 million.

Selling Expenses. For the three months ended June 30, 2007, selling expenses increased by $0.4 million, or 2.1%, to $19.6 million from $19.2 million for the three months ended June 30, 2006. The increase was primarily due to unfavorable currency translation effects of $1.0 million, partially offset by reduced sales expenses as a result of the benefits of restructuring programs in Europe.

General and Administrative Expenses. For the three months ended June 30, 2007, general and administrative expenses increased by $0.3 million, or 1.8%, to $17.4 million from $17.1 million for the three months ended June 30, 2006. The increase was primarily due to (i) unfavorable currency translation effects of $0.6 million and (ii) increases in payroll and other costs of $1.4 million. These increases were partially offset by (i) the gain on sale of buildings in the U.S. and U.K. of $1.4 million during the second quarter of 2007 and (ii) the $0.3 million impact of a lower cost structure, resulting from our restructuring programs, during the three months ended June 30, 2007 as compared with the three months ended June 30, 2006.

Restructuring and Impairments Expenses. For the three months ended June 30, 2007, restructuring and impairments expenses increased by $1.0 million to $1.2 million from $0.2 million for the three months ended June 30, 2006. Restructuring expenses result from our long-term strategy to reduce production costs and improve long-term competitiveness as described above under “Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities and through headcount reductions. For the three months ended June 30, 2007, restructuring expenses consisted of severance and facility costs of $0.5 million and $0.7 million, respectively.

Research and Development Expenses. For the three months ended June 30, 2007, research and development expenses increased by $0.2 million, or 8.3%, to $2.6 million from $2.4 million for the three months ended June 30, 2006 primarily as a result of our increased focused on advanced research during the three months ended June 30, 2007 as compared with the three months ended June 30, 2006.

Interest Expense, Net. Net interest expense for the three months ended June 30, 2007 increased by $2.8 million, or 33.3%, to $11.2 million from $8.4 million for the three months ended June 30, 2006 primarily due to (i) the $2.0 million increase in interest expense recognized in the three months ended June 30, 2007 as compared with the three months ended June 30, 2006 in connection with the change in the fair value of our interest rate swaps and to (ii) the effect of increased interest rates during the three months ended June 30, 2007 as compared with the three months ended June 30, 2006 as a result of Moody’s reduced rating of our senior credit facility in February 2007.

Foreign Exchange Loss. For the three months ended June 30, 2007, we had a foreign exchange loss of $0.4 million compared to a loss of $1.2 million for the three months ended June 30, 2006. The $0.8 million fluctuation was primarily attributable to the manner in which swings in the value of the U.S. Dollar as compared to other currencies, primarily the Euro and the Brazilian Real, affect the reported amount of intercompany transactions. Foreign exchange gains and losses have resulted primarily from intercompany activity.

Provision for Income Taxes. For the three months ended June 30, 2007 we recorded income tax expense of $4.6 million compared with $3.7 million for the three months ended June 30, 2006. Based on the increased profitability of our clothing operations in the United Kingdom, a tax benefit of $1.0 million was recorded in June 2006 reflecting the reversal of a previously established valuation allowance against deferred tax assets.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006.

Net Sales. Net sales for the six months ended June 30, 2007 decreased by $3.7 million, or 1.2%, to $297.6 million from $301.3 million for the six months ended June 30, 2006. For the six months ended June 30, 2007, 66% of our net sales were in our clothing segment and 34% were in our roll covers segment.

In our clothing segment, net sales for the six months ended June 30, 2007 increased by $1.0 million, or 0.5%, to $196.1 million from $195.1 million for the six months ended June 30, 2006 primarily due to (i) favorable currency effects on net sales of $9.7 million related to the translation of sales made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting and (ii) increased sales volume in Asia as a result of our acquisition in the third quarter of 2006 of PMA Shoji Co. Ltd. These increases were partially offset by (i) unfavorable currency effects on pricing related to sales prices indexed in U.S. Dollars by certain non-U.S. operations of $3.0 million and (ii) decreased sales volume and pricing levels, primarily in North America and Europe. Overall pricing levels in our clothing segment decreased less than 1% during the six months ended June 30, 2007 as compared with the six months ended June 30, 2006.

In our roll covers segment, net sales for the six months ended June 30, 2007 decreased by $4.7 million, or 4.4%, to $101.5 million from $106.2 million for the six months ended June 30, 2006. Lower sales volume, mix of product sold and lower pricing levels, primarily in North America and Europe, were partially offset by favorable currency effects of $3.8 million related to the translation of sales made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes. Overall pricing levels in our roll covers segment decreased by approximately 2% during the six months ended June 30, 2007 as compared with the six months ended June 30, 2006.

Cost of Products Sold. Cost of products sold for the six months ended June 30, 2007 decreased by $2.6 million, or 1.5%, to $171.9 million from $174.5 million for the six months ended June 30, 2006.

In our clothing segment, cost of products sold decreased by $0.9 million, or 0.8%, to $110.2 million for the six months ended June 30, 2007 from $111.1 million for the six months ended June 30, primarily due to (i) lower sales resulting in lower cost of products sold of $3.7 million, (ii) added operating costs that were $2.3 million lower during the six months ended June 30, 2007 as compared with the six months ended June 30, 2006 due to shifting production from closed facilities to other facilities under our restructuring programs and (iii) rebates on material costs of $1.0 million during the six months ended June 30, 2007 related to a purchase contract we signed during the fourth quarter of 2006 and (iv) the $0.5 million impact of a lower cost structure resulting from our restructuring programs during the six months ended June 30, 2007 as compared with the six months ended June 30, 2006. The decreases were partially offset by unfavorable currency translation effects of $6.6 million.

In our roll covers segment, cost of products sold decreased by $1.6 million, or 2.5%, to $61.8 million for the six months ended June 30, 2007 from $63.4 million for the six months ended June 30, 2006. The decrease in cost of products sold was primarily due to (i) lower sales in this segment during the six months ended June 30, 2007 as compared with the six months ended June 30, 2006 resulting in lower cost of products sold of $3.6 million, and (ii) the $0.5 million impact of a lower cost structure resulting from our restructuring programs during the six months ended June 30, 2007 as compared with the six months ended June 30, 2006. These decreases were partially offset by unfavorable currency translation effects of $2.5 million.

Selling Expenses. For the six months ended June 30, 2007, selling expenses increased by $1.1 million, or 2.9%, to $38.8 million from $37.7 million for the six months ended June 30, 2006. The increase was primarily due to unfavorable currency translation effects of $1.9 million, partially offset by reduced sales commissions due to lower sales volume and to reduced sales expenses as a result of the benefits of restructuring programs in Europe.

General and Administrative Expenses. For the six months ended June 30, 2007, general and administrative expenses increased by $1.3 million, or 3.9%, to $35.4 million from $33.7 million for the six months ended June 30, 2006. The increase was primarily due to (i) unfavorable currency translation effects of $1.4 million and (ii) an increase in payroll and other costs of $2.8 million in the six months ended June 30, 2007 as compared to June 30, 2006. These increases were partially offset by (i) the gain on sale of buildings in the U.S. and U.K. of $1.4 million during the second quarter of 2007 (ii) a $0.3 million decrease in compensation expense relating to restricted stock units granted under our 2005 Equity Incentive Plan and (iii) the $0.8 million impact of a lower cost structure resulting from our restructuring programs during the three months ended June 30, 2007 as compared with the three months ended June 30, 2006.

Restructuring Expenses. For the six months ended June 30, 2007, restructuring expenses increased by $5.0 million to $5.4 million from $0.4 million for the six months ended June 30, 2006. Restructuring expenses result from our long-term strategy to reduce costs and improve long-term competitiveness as described above under “Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities and through headcount reductions. For the six months ended June 30, 2007, restructuring expenses consisted of severance, asset impairments and facility costs of $3.8 million, $0.4 million and $1.2 million, respectively.

Research and Development Expenses. For the six months ended June 30, 2007, research and development expenses increased by $0.3 million, or 6.1%, to $5.2 million from $4.9 million for the six months ended June 30, 2006 primarily as a result of our increased focused on advanced research during the six months ended June 30, 2007 as compared with the six months ended June 30, 2006.

Interest Expense, Net. Net interest expense for the six months ended June 30, 2007 increased by $8.7 million, or 59.6%, to $23.3 million from $14.6 million for the six months ended June 30, 2006. The increase is primarily attributable to (i) the $7.4 million increase in interest expense recognized in the six months ended June 30, 2007 as compared with the six months ended June 30, 2006 in connection with the change in the fair value of our interest rate swaps and to (ii) increased interest rates during the six months ended June 30, 2007 as compared with the six months ended June 30, 2006 as a result of Moody’s reduced rating of our senior credit facility in February 2007.

Foreign Exchange Loss. For the six months ended June 30, 2007, we had an unrealized foreign exchange loss of $0.9 million compared to a loss of $1.3 million for the six months ended June 30, 2006. The $0.4 million fluctuation was primarily attributable to the manner in which swings in the value of the U.S. Dollar as compared to other currencies, primarily the Euro and the Brazilian Real, affect the reported amount of intercompany transactions. Foreign exchange gains and losses have resulted primarily from intercompany activity.

Provision for Income Taxes. For the six months ended June 30, 2007, we recorded income tax expense of $6.0 million compared with $8.6 million for the six months ended June 30, 2006. The decrease in the provision for income taxes for the six month ended June 30, 2007 compared to the six months ended June 30, 2007 was primarily due to a decrease in income before provision for income taxes. Based on the increased profitability of our clothing operations in the United Kingdom, a tax benefit of $1.0 million was recorded in June 2006 reflecting the reversal of a previously established valuation allowance against deferred tax assets.

DIVIDEND POLICY

Under the dividend policy adopted by our Board of Directors on May 2, 2007, quarterly dividends will be paid, if at all, in an amount to be determined by the Board of Directors on a quarterly basis taking into account factors that our Board of Directors deems relevant. These factors may include such matters as our financial performance, the sufficiency of cash flow from operations to fund dividends, our cash position and cash requirements, growth opportunity and acquisition strategies, competitive or technological developments, the level of participation in our dividend reinvestment plan, credit facility limitations and other contractual restrictions, debt repayment considerations, provisions of applicable law, and other considerations that our Board of Directors may deem appropriate. On May 2, 2007 our Board of Directors declared a cash dividend of $0.1125 per share of common stock payable on June 15, 2007 to shareholders of record at the close of business on June 5, 2007. On August 7, 2007, our Board of Directors declared a cash dividend of $0.1125 per share of common stock payable on September 14, 2007 to shareholders of record at the close of business on September 5, 2007.

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

In February 2007, we established a dividend reinvestment plan (“DRIP”) that allows shareholders of record to elect to receive all or part the dividends on shares of our common stock that otherwise would be paid in cash in the form of additional shares of common stock. Under the DRIP, the source of such additional shares will be from our authorized and unissued shares or from our treasury shares. The number of shares credited to a participant’s account with respect to a dividend will be determined based upon the cash value of the dividends elected to be received in additional shares of common stock divided by the average closing price for shares of our common stock on the New York Stock Exchange on the five trading days up to and including the declared payment date. Pursuant to a letter agreement with the Company dated December 22, 2006, as amended on May 2, 2007, Apax WW Nominees Ltd. and Apax-Xerium APIA LP (collectively the “Apax entities”) agreed that they will participate in the DRIP through December 31, 2008 at a level such that at a minimum 50% of each dividend otherwise payable in cash on our common stock, including shares not held by Apax entities, is reinvested in our common stock through the DRIP, provided that the Apax entities are not required to reinvest more than 100% of the cash dividends payable to them with respect to such dividend declaration. The Apax entities have made no commitment to participate in the DRIP beyond 2008. The participation of the Apax Entities and other shareholders in the DRIP would increase the number of outstanding shares of common stock eligible to participate in future dividends and, to the extent other shareholders do not participate in the DRIP, result in the participating shareholders owning an increased percentage of our common stock. In March 2007 and June 2007, 634,663 shares and 359,594 shares, respectively, of our common stock were issued pursuant to the DRIP, and as of June 30, 2007 there were 44,875,895 shares of our common stock outstanding, of which 23,891,876 were held by the Apax entities.

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

Net cash provided by operating activities was $30.1 million for the six months ended June 30, 2007 and $22.0 million for the six months ended June 30, 2006. The increase is principally attributable to working capital changes during the six months of 2007 as compared with the six months of 2006.

Net cash used in investing activities was $12.2 million for the six months ended June 30, 2007 and $24.5 million for the six months ended June 30, 2006. The decrease of $12.3 million was primarily due to (i) our acquisition on February 2, 2006 of Coldwater Covers, Inc. and a related manufacturing facility for a total purchase price of $7.0 million, (ii) a decrease in capital equipment spending of $3.2 million in the six months ended June 30, 2007 as compared with the six months ended June 30, 2006, (iii) an increase of $2.6 million in proceeds from dispositions of property and equipment during the six months ended June 30, 2007 as a result of our sale of buildings in the U.K and in the U.S. in the second quarter of 2007 under our restructuring programs partially offset by the last installment payment made by us during the second quarter of 2007 of $0.5 million related to our purchase of PMA Shoji Co. Ltd. in the third quarter of 2006.

Net cash used in financing activities was $12.0 million for the six months ended June 30, 2007 and $28.0 million for the six months ended June 30, 2006. The decrease of $16.0 million was primarily the result of (i) lower cash dividends of $12.6 million paid to our shareholders during the six months ended June 30, 2007 as compared with the six months ended June 30, 2006 as a result of both reduced dividend amounts in the 2007 period and the participation in our dividend reinvestment plan for the 2007 period (ii) lower debt payments of $2.0 million and increased borrowing of $2.0 million during the six months ended June 30, 2007 as compared with the six months ended June 30, 2006 and (iii) increased amendment fees and related expenses of $0.6 million during the six months ended June 30, 2007 as compared with the six months ended June 30, 2006.

As of June 30, 2007, there was a $633 million balance of term loans outstanding under our senior credit facility. During the six months ended June 30, 2007, we have made principal payments of $7.4 million as required under the term loan and expect to make $3.3 million during the second half of 2007. In addition, as of June 30, 2007, we had an aggregate of $9.6 million outstanding under our current revolving lines of credit, including the revolving credit facility under our senior credit facility and lines of credit in various foreign countries that are used to facilitate local short-term operating needs and an aggregate of $48.0 million available for additional borrowings under these revolving lines of credit. On May 2, 2007, the Company amended its credit facility agreement with the lenders to modify certain covenants, ratios and definitions and, in addition to other limitations on dividends, to limit any quarterly dividend payable on the Company’s common stock, to eliminate covenant limiting capital expenditures and substituting a limitation on investment expenditures, including capital expenditures. See “—Credit Facility” below.

We had $24.7 million of cash and cash equivalents at June 30, 2007 compared to $16.8 million at December 31, 2006.

CAPITAL EXPENDITURES

For the six months ended June 30, 2007, we had capital expenditures of $14.4 million consisting of growth capital expenditures of $9.8 million and maintenance capital expenditures of $4.6 million. Growth capital expenditures consist of items that are intended to increase the manufacturing, production and/or distribution capacity or efficiencies of our operations in conjunction with the execution of our business strategies. Maintenance capital expenditures are designed to sustain the current capacity or efficiency of our operations and include items relating to the renovation of existing manufacturing or service facilities, the purchase of machinery and equipment for existing manufacturing or service facilities and safety and environmental needs. For the six months ended June 30, 2006, capital expenditures were $17.6 million, consisting of growth capital expenditures of $12.2 million and maintenance capital expenditures of $5.4 million.

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

The credit facility, as amended, is secured by substantially all of our assets and the assets of most of our subsidiaries, subject to legal and tax considerations and requirements. Borrowings under the revolving credit facility and term loan facility bear interest, at our option, at either (a) LIBOR plus the applicable margin or (b) the Euribor rate plus the applicable margin, in each case in addition to certain other mandatory costs associated with syndication in the European markets. The applicable margin for LIBOR term loans, LIBOR revolving loans, Euribor loans and CDOR loans is set at 2.50%, subject to an increase by 0.25% in the event that the indebtedness under the senior credit facility is rated lower than B1 by Moody’s or lower than B+ by Standard & Poor’s. In February 2007, Moody’s reduced its rating of the senior credit facility to below B1, triggering this 0.25% increase in the applicable margin. If the indebtedness under the credit facility subsequently achieves ratings of B1 or higher by Moody’s and B+ or higher by Standard and Poor’s after having fallen below one or both of these levels, the applicable margin will be decreased by 0.25%. The applicable margin with respect to the revolving loans may be reduced by 0.25% or 0.50% based on a leverage test set forth in the credit agreement. Following the initial public offering we entered into interest rate swap agreements that have effectively fixed through June 30, 2008, the interest rate on approximately 86% of the term loan balance outstanding as of June 30, 2007. As of June 30, 2007, the weighted average interest rate on the effectively fixed portion of the term loan facility was 6.11%. The revolving credit facility has a 6.5 year maturity and the term loan facility has a 7 year maturity from the date of the agreement.

The credit facility provides for quarterly scheduled principal payments on the term loan of $1.7 million through March 2012 and the remaining principal amount due at maturity in May 2012. The credit facility will also require us to prepay outstanding loans under the term loan facility under the following circumstances:

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

Our credit facility requires that we meet certain financial covenants in order to avoid a default or event of default under the facility. These covenants are as follows:

•	Our interest coverage ratio as of the end of any period set forth below must exceed the ratio set forth for such period:

Period	Ratio
Fiscal quarters ending June 30, 2007 through September 30, 2007	3.25:1
Fiscal quarters ending December 31, 2007 through June 30, 2009	3.50:1
Fiscal quarters ending September 30, 2009 through March 31, 2010	3.75:1
Fiscal quarters ending June 30, 2010 through December 31, 2010	4.00:1
Fiscal quarters ending March 31, 2011 and June 30, 2011	4.25:1
Fiscal quarters ending September 30, 2011 through March 31, 2012	4.50:1

•	Our leverage ratio as of the end of any period set forth below must not exceed the ratio set forth for such period:

Period	Ratio
Fiscal quarter ending June 30, 2007	4.75:1
Fiscal quarters ending September 30, 2007 and December 31, 2007	4.50:1
Fiscal quarters ending March 31, 2008 through September 30, 2008	4.25:1
Fiscal quarters ending December 31, 2008 and March 31, 2009	4.00:1
Fiscal quarters ending June 30, 2009 through December 31, 2009	3.75:1
Fiscal quarters ending March 31, 2010 through December 31, 2010	3.50:1
Fiscal quarters ending March 31, 2011 through March 31, 2012	3.25:1

•	Our fixed charge coverage ratio as of the end of any period set forth below must exceed the ratio set forth for such period:

Period	Ratio
Fiscal quarters ending June 30, 2007 through December 31, 2007	1.80:1
Fiscal quarters ending March 31, 2008 and thereafter	1.85:1

For the four fiscal quarters ended June 30, 2007 our interest coverage ratio was 3.58:1, our leverage ratio was 4.54:1 and our fixed charge coverage ratio was 2.34:1. Our ability to comply with the financial ratios will depend on our ongoing financial and operating performance, which will be substantially dependent on the level of demand for our products, our ability to compete effectively and our ability to otherwise successfully implement our overall business strategies, including our ability to realize the benefits of our cost reduction programs, and may be affected by events beyond our control, such as prevailing economic, financial and industry conditions, including unfavorable foreign currency movements relative to the U.S. Dollar and increases in the interest rate on our debt resulting from changes in market interest rates. Costs we incur as a result of initiatives we undertake may also impact our ability to comply with the financial ratios. In addition, as described above, in February 2007, the interest rate on our debt increased as a result of a downgrade in the rating of our senior indebtedness by Moody’s. There can be no assurance that we will continue to be in compliance with such financial ratios. Because the financial ratios become more restrictive over time, our financial performance will need to improve in subsequent periods in order for us to remain in compliance with the financial ratios in subsequent periods. For example, based upon our current expectations for the level of our funded indebtedness as of the end of the applicable period as calculated for the purposes of the leverage ratio covenant, in order to be in compliance with the leverage ratio covenant in respect of the four fiscal quarters ending September 30, 2007, we will need to generate Adjusted EBITDA during the third quarter of 2007 that is nearly equal to the amount of Adjusted EBITDA that we generated in the third quarter of 2006, in order to be in compliance with the leverage ratio covenant in respect of the four fiscal quarters ending December 31, 2007, we will need to generate Adjusted EBITDA during the six months ended December 31, 2007 that is nearly equal to the amount of Adjusted EBITDA that we generated in the six months ended December 31, 2006, and in order to be in compliance with the leverage ratio covenant in respect of the four fiscal quarters ending March 31, 2008, we will need to generate Adjusted EBITDA during the nine months ended March 31, 2008 in excess of the amount of Adjusted EBITDA we generated in the nine months ended March 31, 2007.

Our credit facility defines consolidated investment expenditures for a particular fiscal year as the sum of (a) consolidated capital expenditures incurred in such fiscal year, (b) the aggregate consideration paid in respect of Permitted Acquisitions (as defined in our credit facility) in such fiscal year, (c) the aggregate amount of consolidated cash restructuring and growth programs (programs intended to increase productivity and economic efficiency or our market share capacity, reduce cost structure, improve equipment utilization or provide additional regional capacity to better serve growth markets) costs incurred in such fiscal year, (d) the aggregate amount of investments in subsidiaries which are not wholly owned by a borrower under the credit facility made in accordance with the credit facility in such fiscal year and (e) the aggregate amount of investments in Excluded Subsidiaries (as defined in our credit facility) made in accordance with the credit facility in such fiscal year. The credit facility limits the amount of our consolidated investment expenditures in any given fiscal year to an amount not exceeding $80.7 million for fiscal year 2007, $74.3 million for fiscal year 2008, $70.5 million for fiscal year 2009, $76.5 million for fiscal year 2010 and $76.5 million for fiscal year 2011, in each such case exclusive of excess cash amounts and net insurance and condemnation proceeds permitted to be spent on capital expenditures; provided that commencing with fiscal year 2008 the maximum amount is increased by amounts below the maximum not spent in prior years beginning with fiscal year 2007 and that the amount of consolidated investment expenditures may be increased by an amount, not to exceed $20 million per fiscal year and $50 million in the aggregate during the period from March 31, 2007 to May 17, 2012, with net asset sale proceeds resulting from certain asset sales contemplated by the credit facility.

Our credit facility also restricts our ability to declare and pay dividends on our common stock as follows:

•

Dividends are restricted by a covenant that (1) limits the amount of quarterly dividends that we may pay in June 2007 through December 2008 to the lesser of (a) 11.25% of pre-dividend free cash flow (as defined in our credit facility and described below) for the preceding four quarters and (b) an amount equal to the product of $0.1125 and the sum of the number of outstanding shares as of May 2, 2007, shares of common stock issued pursuant to a dividend reinvestment plan and shares of common stock issued in the ordinary course of business as compensation to employees and directors (such sum referred to herein as the “Authorized Dividend Amount”) and (2) limits the amount of quarterly dividends that the Company may pay commencing December 31, 2008 to the lesser of 18.75% of pre-dividend free cash flow for the preceding four quarters and the Authorized Dividend Amount; provided that any amount of dividends applied to newly-issued or treasury shares of our common stock pursuant to the DRIP are not treated as dividends paid and declared for the purposes of these limitations.

•	In addition, the amount of the quarterly dividend payable on our common stock may not exceed $0.1125 per share.

•	We may not pay dividends if a default or event of default under our new credit facility has occurred and is continuing or would occur as a consequence of such payment.

“Pre-dividend free cash flow” is defined in our credit facility as Adjusted EBITDA minus the sum of (i) net interest expense paid in cash, (ii) net cash taxes, (iii) capital expenditures, subject to certain limitations per the credit facility and reduced by the amount of any asset sale, insurance or condemnation proceeds which we are permitted to retain in our business and any capital expenditures made with the proceeds of previously generated surplus cash, (iv) all scheduled debt repayments, (v) cash restructuring and growth program costs subject to certain limitations per the credit facility and (vi) cash payments of withholding taxes from proceeds of the repurchase, redemption or retention of our common stock relating to equity incentive awards. For the purposes of the definition of “pre-dividend free cash flow”, the amount of capital expenditures deducted may not exceed $44.0 million in 2005 in the aggregate, $48.6 million in 2006 in the aggregate, $52.2 million in 2007 in the aggregate, $47.8 million in 2008 in the aggregate, $44.0 million in 2009 in the aggregate, $50.0 million in 2010 in the aggregate and $50.0 million in 2011 in the aggregate and consolidated cash restructuring and growth program costs shall not exceed $7.1 million in 2005 in the aggregate, $1.0 million in 2006 in the aggregate, $5.0 million in 2007 in the aggregate and $5.0 million in the aggregate in any year thereafter.

The amount of cash required to pay the quarterly dividend declared for September 15, 2007 at the $0.1125 per share level depends on the number of shares outstanding and the level of participation in the DRIP. Approximately $2.5 million of cash would be required to pay this dividend based upon 44,875,895 shares of common stock outstanding as of June 30, 2007 and an assumed participation rate of 50% in the DRIP for this dividend. We expect that the number of our shares outstanding will increase as a result of participation in the DRIP. The number of shares of our common stock issued in connection with the DRIP will depend on the dividends declared by us, the level of participation in the DRIP and the trading price of our common stock applied in calculating the shares issued pursuant to the DRIP. See “—Dividend Policy” above. More cash would be required to pay quarterly dividends at the $0.1125 per share level in succeeding quarters if the number of our shares of common stock outstanding increases and the participation in the DRIP were at the 50% level for each of these dividends. We generated $46.7 million of pre-dividend free cash flow for the twelve month period ended June 30, 2007. If we achieved this level of pre-dividend free cash flow for the twelve month period ended September 30, 2007, the pre-dividend free cash flow based limitation on our quarterly dividends would, before the application of the other limitations on dividends described above (including the $0.1125 per share quarterly dividend limitation and Authorized Dividend Amount limitation), limit the quarterly dividend that could be paid in the fourth quarter of 2007 to $5.3 million (not including dividends applied to newly-issued or treasury shares of our common stock pursuant to a dividend reinvestment plan). The Apax entities have made no commitment to participate in the DRIP beyond 2008.

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

We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Relevant evidence, both positive and negative, is considered in determining the need for a valuation allowance. Information evaluated includes our financial position and results of operations for the current and preceding years as well as an evaluation of currently available information about future years. In light of our accumulated loss position in certain tax jurisdictions at June 30, 2007, and the uncertainty of profitability in future periods, we recorded valuation allowances for deferred tax assets primarily related to net operating loss carryforwards in the United States, United Kingdom and Sweden.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 ("FIN48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FAS No. 109. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The Company adopted FIN 48 on January 1, 2007 and, accordingly, recorded a cumulative effect increase of $3,323 to accumulated deficit, an increase of $627 to income taxes payable and an increase of $2,696 to deferred and long term taxes for uncertain tax positions upon adoption. Management cannot provide a reasonably reliable estimate of the period of related future payments for which settlement is expected to occur beyond the next twelve months.

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

EBITDA is defined as net income (loss) before interest expense, income tax provision (benefit) and depreciation and amortization. Adjusted EBITDA is defined in our credit facility and is EBITDA plus (i) expenses or losses incurred on or prior to the completion of our initial public offering in connection with proposed or completed debt or equity financing transactions, including expenses or losses related to the early retirement or extinguishment of debt and any bonuses paid in connection with such financing transactions, (ii) unrealized foreign exchange (gain) loss on indebtedness, net, (iii) restructuring or related impairment costs and costs for programs intended to increase productivity and economic efficiency or our market share capacity, reduce cost structure, improve equipment utilization or provide additional regional capacity to better serve growth markets (not to exceed $11.0 million in the aggregate for 2005, $4.0 million in the aggregate for 2006, $12.0 million in the aggregate for 2007 and $5.0 million in the aggregate in each year thereafter), (iv) reserves for inventory in connection with plant closings, (v) stock-based and other non-cash compensation charges, charges from forgiveness of loans made to employees in connection with the purchase of equity and any tax gross-up payments made in respect of such loan forgiveness in connection with or prior to the completion of our initial public offering, (vi) certain transaction costs, including costs incurred in connection with our initial public offering and the related debt financing and the legal reorganization of Brazilian subsidiaries, (vii) costs associated with payments to management prior to the completion of our initial public offering in connection with the termination of incentive plans, (viii) non-cash charges resulting from the application of purchase accounting, (ix) any fees, expenses or charges deducted in computing net income (loss) which have been determined by management, which determination is reasonably acceptable to the administrative agent under our credit facility, to be non-recurring by virtue of changes in our method of operations pursuant to our cost reduction programs, (x) non-cash losses (net of non-cash gains) resulting from marking-to-market hedging obligations, (xi) non-cash expenses resulting from the granting of stock options, restricted stock or restricted stock unit awards under equity compensation programs solely with respect to our common stock and (xii) expenses not exceeding $5 million per year incurred as a result of the repurchase, redemption or retention of our own common stock earned under equity compensation programs solely in order to make withholding tax payments. Adjusted EBITDA, as defined in the credit facility and calculated below, may not be comparable to similarly titled measurements used by other companies. The following table provides a reconciliation from net cash provided by operating activities, which is the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA . The information in the table below has been restated to reflect adjustments to our consolidated financial statements and other financial information for the three and six months ended June 30, 2006 in connection with the restatement described in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included in this quarterly report. While this restatement did not impact total Adjusted EBITDA for the relevant periods, certain individual line items within Adjusted EBITDA have been restated.

	Three Months Ended June 30,
(in thousands)	2007	2006
		(As restated)
Net cash provided by operating activities	$14,825	$18,335
Interest expense, net	11,155	8,386
Net change in operating assets and liabilities	11,234	8,054
Income tax provision	4,604	3,686
Stock-based compensation	(660)	(779)
Deferred financing cost amortization	(900)	(777)
Deferred taxes	(6,903)	(1,026)
Gain (loss) on disposition of property and equipment	1,223	(69)
Unrealized foreign exchange gain (loss) on indebtedness, net	20	(1,465)
Change in fair value of interest rate swaps	69	2,145

EBITDA	34,667	36,490
Unrealized foreign exchange (gain) loss on indebtedness, net	(20)	1,465
Restructuring expenses	1,220	176
Growth program costs (B)	1,587	—
Inventory write-offs under restructuring programs	80	—
Non-cash compensation and related expenses	660	779
Non-recurring expenses resulting from cost reduction programs (C)	34	1,030

Adjusted EBITDA	$38,228	$39,940

	Six Months Ended June 30,
(in thousands)	2007	2006
		(As restated)
Net cash provided by operating activities	$30,079	$22,049
Interest expense, net	23,342	14,602
Net change in operating assets and liabilities	12,399	31,216
Income tax provision	6,005	8,634
Stock-based compensation	(1,195)	(1,557)
Deferred financing cost amortization	(1,818)	(1,700)
Deferred taxes	(5,780)	(6,211)
Asset impairment	(389)	—
Gain (loss) on disposition of property and equipment	1,145	(47)
Unrealized foreign exchange gain (loss) on indebtedness, net	1	(1,857)
Change in fair value of interest rate swaps	(1,494)	5,940

EBITDA	62,295	71,069
Unrealized foreign exchange (gain) loss on indebtedness, net	(1)	1,857
Restructuring expenses	4,964	398
Non-cash impairment charges (A)	389	—
Growth program costs (B)	2,204	—
Inventory write-offs under restructuring programs	94	—
Non-cash compensation and related expenses	1,195	1,557
Non-recurring expenses resulting from cost reduction programs (C)	(68)	2,474

Adjusted EBITDA	$71,072	$77,355

(A)	In accordance with the definition of Adjusted EBITDA in our credit facility, non-cash impairment charges resulting from application of Statement of Financial Accounting Standards Nos. 142 and 144 have been added back to Adjusted EBITDA.
(B)	In accordance with the definition of Adjusted EBITDA in our credit facility, as amended on May 2, 2007, growth programs are those intended to increase productivity and economic efficiency or the market share capacity of the Company, reduce cost structure, improve equipment utilization or provide additional regional capacity to better serve growth markets. These growth program costs for the three and six months ended June 30, 2007 include expenses incurred for our lean manufacturing initiatives, expansion into Vietnam and other growth programs. Growth program costs were not added back to net income in calculating Adjusted EBITDA for the three and six months ended June 30, 2006 based upon the credit facility as in effect at that time.
(C)	In accordance with the definition of Adjusted EBITDA in our credit facility, certain fees, expenses and charges deducted in computing net income determined by us to be non-recurring, which determination was accepted by the administrative agent under the facility, by virtue of changes in our method of operations pursuant to our cost reduction programs have been added back to Adjusted EBITDA for the three and six months ended June 30, 2007 and June 30, 2006. These fees, expenses and charges are presented in the following table:

(in thousands)	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Environmental charges in connection with facilities closures pursuant to cost reduction programs	$—	$—
Certain operating costs incurred in connection with the transition of production operations from closed facilities to other facilities (2)	34	1,030

Total	$34	$1,030

(in thousands)	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Environmental charges in connection with facilities closures pursuant to cost reduction programs (1)	$(200)	$—
Certain operating costs incurred in connection with the transition of production operations from closed facilities to other facilities (2)	132	2,474

Total	$(68)	$2,474

(1)	For the six months ended June 30, 2007, reflects the reversal of amounts accrued in prior periods.
(2)	For the three and six months ended June 30, 2007, the amount includes added operating costs related to facility closures in Italy. For the six months ended June 30, 2006, the amount includes added operating costs related to facility closures in North America.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of June 30, 2007, we had open foreign currency exchange contracts maturing through June 2008 with total net notional amounts of approximately $8.3 million. At June 30, 2007, we prepared an analysis to determine the sensitivity of our forward foreign exchange contracts to changes in exchange rates. A hypothetical adverse exchange rate movement of 10% against our forward foreign exchange contracts would have resulted in a potential net loss in fair value of these contracts of approximately $0.8 million. All such losses on these forward foreign exchange contracts would be substantially offset by gains on the underlying transactions that we had hedged.

For additional information about the risks associated with fluctuations in currency exchange rates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign Exchange.”

Interest Rate Hedging. Our senior credit facility has a variable interest rate. We entered into interest rate swap contracts effective June 30, 2005 pursuant to which we pay fixed rates on US Dollar notional amounts while receiving the applicable floating LIBOR rates. In connection with the restatement discussed in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements, the interest rate swaps do not qualify for hedge accounting under SFAS No. 133 and the change in their fair value is subject to mark to market accounting through earnings. Although these interest rate swaps are subject to mark to market accounting through earnings, the interest rate swap contracts effectively fix, from a cash flow hedge perspective, the interest rate on 86% of the term loan portion of the credit facility through June 30, 2008. The mark to market accounting through earnings has no effect on cash flows from operating, investing or financing activities nor has the effectiveness of the swaps as cash flow hedging instruments been affected by these changes in accounting treatment. As of June 30, 2007, the weighted average interest rate on the effectively fixed portion of the term loan facility was 6.11%; the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 7.43%. In February 2007, the applicable margin for LIBOR term loans, LIBOR revolving loans, Euribor loans and CDOR loans under our senior credit facility increased from 2.50% to 2.75% as a result of Moody’s downgrade of its rating of our senior indebtedness. We estimate that a 1% increase in the LIBOR rate would increase our interest expense on the term debt by approximately $0.9 million on an annual basis through June 30, 2008, the period covered by the interest rate swap agreements. To the extent that we do enter into a hedging arrangement that effectively fixes the interest rate on a portion of our senior debt after these contracts expire, the effectively fixed rate may be significantly higher than the effectively fixed rate as of June 30, 2007. If we do not enter into new interest rate hedging arrangements, when these contracts expire the interest rate on all of the debt covered by our senior credit facility will fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event, we may have difficulty making interest payments and funding our other costs and our ability to comply with the financial covenants in our credit facility may be adversely affected.

For the period of the third quarter 2007 through the second quarter 2008, the expiration date of the interest rate swaps that we entered into in June 2005, we expect to record in the aggregate approximately $8 million of additional interest expense in our income statement as a result of the mark to market accounting through earnings related to these interest rate swaps. However, for the period of

June 2005 through June 2008, the period covered by the interest rate swap agreements, there is no impact to interest expense in the aggregate as a result of the mark to market accounting through earnings related to these interest rate swaps.

ITEM 4.	CONTROLS AND PROCEDURES

As disclosed in this quarterly report on Form 10-Q, the Company filed an amendment to its Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2007 to amend and restate the consolidated balance sheet as of March 31, 2007 and the consolidated statements of operations and cash flows for each of the three month periods ended March 31, 2007 and 2006. In addition, the Company filed an amendment to its Annual Report on Form 10-K/A for the year ended December 31, 2006 to amend and restate consolidated balance sheets as of December 31, 2006 and 2005 and the consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years 2006 and 2005 and the Company’s unaudited quarterly financial statements during these years, commencing with the quarter ended June 30, 2005. The restatements correct an error in those financial statements relating to our derivative accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).

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

Evaluation of Disclosure Controls and Procedures

In connection with the aforementioned restatement of our financial statements, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we reevaluated, as of June 30, 2007, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that reevaluation, as a result of a material weakness in internal control over financial reporting with respect to hedge accounting for interest rate swaps, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Prior to our discovery of the error relating to hedge accounting for interest rate swaps, our principal executive officer and principal financial officer had concluded that our disclosure controls and procedures were effective as of June 30, 2007 to a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As disclosed in our annual report for the year ended December 31, 2006 on Form 10-K/A filed with the Securities and Exchange Commission on August 23, 2007, we determined that as of December 31, 2006 there was a material weakness in our internal controls over financial reporting with respect to hedge accounting for interest rate swaps. We have determined that this material weakness still existed as of June 30, 2007.

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

On June 7, 2006, a purported class action complaint was filed in the United States District Court for the District of Massachusetts on behalf of a putative class of investors who purchased shares pursuant or traceable to the Company’s initial public offering on or about May 16, 2005 through November 15, 2005 against the Company, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer. An amended complaint was filed on November 3, 2006. The complaint as amended concerns the Company’s initial public offering of common stock and alleges violations of Sections 11 and liability under Section 15 of the Securities Act of 1933. The plaintiff seeks rescission rights, attorneys’ fees and other costs and unspecified damages on behalf of a purported class of purchasers of the Company’s common stock “pursuant and/or traceable to the Company’s IPO on or about May 16, 2005 through November 15, 2005.” The litigation is presently in discovery. The Company believes that the complaint is without merit and intends to defend the litigation vigorously.

We are involved in various legal matters, which have arisen in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flow.

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

(a) The annual meeting of shareholders of Xerium Technologies, Inc. was held on June 6, 2007.

(b) All director nominees were elected.

(c) Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Management Proposals and Vote Tabulations

	Votes Cast
	For	Against	Abstain	Broker Non-Votes
Ratification of appointment of independent registered public accounting firm for 2007	40,413,686	26,531	23,190	—

Election of Directors

Director	Votes Received	Votes Withheld
John S. Thompson	40,351,487	111,920
Thomas Gutierrez	40,331,706	131,701
Michael O’Donnell	38,977,596	1,485,811
Donald Aiken	40,356,527	106,880
Michael Phillips	39,310,738	1,152,669
Edward Paquette	40,352,753	110,654
John Saunders	40,326,063	137,344

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS

See the exhibit index following the signature page to this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XERIUM TECHNOLOGIES, INC.
(Registrant)

Date: August 23, 2007	By:	/s/ Michael P. O’Donnell
Michael P. O’Donnell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
10.1	Amendment No. 3, dated as of May 2, 2007 to the Credit Agreement.*

10.2	Letter Agreement, dated as of May 2, 2007, by and among Xerium Technologies, Inc., Apax WW Nominees Ltd. and Apax Xerium APIA LP.*

10.3	Form of Shareholder Return Based Restricted Stock Units Agreement under the 2005 Equity Incentive Plan.**

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same numbered exhibit to the Company’s current report on Form 8-K filed on May 2, 2007.
**	Incorporated by reference to the Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 18, 2007.