Form 10-Q
period 2007-09-30
XERIUM TECHNOLOGIES INC
filed 2007-11-09
CIK 1287151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of November 6, 2007 was 45,459,274.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Xerium Technologies, Inc.

Condensed Consolidated Balance Sheets—(Unaudited)

(dollars in thousands, except per share data)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$32,533	$16,816
Accounts receivable (net of allowance for doubtful accounts of $5,538 at September 30, 2007 and $4,220 at December 31, 2006)	111,735	109,694
Inventories	117,002	103,853
Prepaid expenses	7,223	4,426
Other current assets	18,115	19,273

Total current assets	286,608	254,062
Property and equipment, net	394,968	375,179
Goodwill	331,478	318,019
Intangible assets and deferred financing costs, net	33,125	37,151
Other assets	6,543	6,315

Total assets	$1,052,722	$990,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$8,786	$10,571
Accounts payable	35,213	39,778
Accrued expenses	51,061	48,574
Current maturities of long-term debt	9,576	10,110

Total current liabilities	104,636	109,033
Long-term debt, net of current maturities	646,960	618,379
Deferred taxes	47,126	40,479
Pension, other postretirement and postemployment obligations	110,316	106,255
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares outstanding as of September 30, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 45,459,274 shares and 43,799,662 shares outstanding as of September 30, 2007 and December 31, 2006	455	438
Paid-in capital	213,616	201,563
Accumulated deficit	(72,369)	(65,137)
Accumulated other comprehensive income (loss)	1,982	(20,284)

Total stockholders’ equity	143,684	116,580

Total liabilities and stockholders’ equity	$1,052,722	$990,726

See accompanying notes.

Xerium Technologies, Inc.

Condensed Consolidated Income Statements—(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$153,592	$145,546	$451,210	$446,880
Costs and expenses:
Cost of products sold	90,272	87,132	262,934	262,531
Selling	19,747	19,305	59,138	57,219
General and administrative	16,291	16,961	50,337	49,574
Restructuring and impairments	805	1,274	6,158	1,672
Research and development	2,356	2,515	7,617	7,417

	129,471	127,187	386,184	378,413

Income from operations	24,121	18,359	65,026	68,467
Interest expense	(14,386)	(14,916)	(38,223)	(30,526)
Interest income	391	432	886	1,440
Foreign exchange gain (loss)	158	328	(681)	(1,004)

Income before provision for income taxes	10,284	4,203	27,008	38,377
Provision for income taxes	3,208	1,963	9,213	10,597

Net income	$7,076	$2,240	$17,795	$27,780

Net income per share:
Basic	$0.16	$0.05	$0.40	$0.63

Diluted	$0.16	$0.05	$0.40	$0.63

Shares used in computing net income per share:
Basic	44,977,352	43,799,662	44,477,059	43,758,144

Diluted	45,028,634	43,930,908	44,576,009	43,875,961

Cash dividends per common share	$0.1125	$0.225	$0.45	$0.675

See accompanying notes.

Xerium Technologies, Inc.

Condensed Consolidated Statements of Cash Flows—(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net income	$17,795	$27,780
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,773	1,946
Depreciation	30,358	30,601
Amortization of intangibles	3,336	3,311
Deferred financing cost amortization	2,732	2,477
Unrealized foreign exchange loss on revaluation of debt	518	1,535
Deferred taxes	3,550	4,491
Asset impairment	389	—
Gain on disposition of property and equipment	(1,223)	(22)
Change in fair value of interest rate swaps	4,205	(1,529)
Change in assets and liabilities which provided (used) cash:
Accounts receivable	4,856	813
Inventories	(4,671)	(6,660)
Prepaid expenses	(2,489)	(368)
Other current assets	1,686	(939)
Accounts payable and accrued expenses	(13,458)	(15,531)
Deferred and other long term liabilities	(854)	(3,276)

Net cash provided by operating activities	48,503	44,629
Investing activities
Capital expenditures	(23,320)	(24,378)
Proceeds from disposals of property and equipment	2,798	256
Proceeds from disposition of business	—	1,666
Payment for acquisitions, net of cash acquired	(511)	(7,699)
Other	(4)	(4)

Net cash used in investing activities	(21,037)	(30,159)
Financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(881)	2,370
Proceeds from borrowings (maturities longer than 90 days)	5,680	155
Principal payments on debt	(9,132)	(12,043)
Cash dividends on common stock	(9,426)	(29,548)
Other	(1,787)	(1,204)

Net cash used in financing activities	(15,546)	(40,270)
Effect of exchange rate changes on cash flows	3,797	2,492

Net increase (decrease) in cash	15,717	(23,308)
Cash and cash equivalents at beginning of period	16,816	59,976

Cash and cash equivalents at end of period	$32,533	$36,668

Supplemental schedule of noncash investing activities (Note 1)
Common stock issued in lieu of cash dividends pursuant to the Dividend Reinvestment Plan	$10,487	$—

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

(b) Acquisition of PMA Shoji Co. Ltd.

On August 31, 2006 the Company acquired certain assets, and assumed certain related liabilities, of PMA Shoji Co. Ltd. (“PMA”) for a total purchase price of $1,742, subject to certain adjustments, and assumed liabilities as follows:

Fair value of assets acquired	$3,961
Cash to be paid for assets acquired	(1,742)

Liabilities assumed	$2,219

The Company paid cash of $749 during the three months ended September 30, 2006 related to this acquisition and made two remaining payments in November 2006 and June 2007.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements at September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006.

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

There are two types of hedges into which the Company enters: hedges of cash flow exposure and hedges of fair value exposure. On the date the derivative contract is executed, the Company designates the derivative as either a cash flow or a fair value hedge.

Cash Flow and Fair Value Hedges

The Company utilizes interest rate swaps to reduce interest rate risks and utilizes foreign currency forward and option contracts to manage risk exposure to movements in foreign exchange rates.

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

The Company’s derivative activities are as follows:

(i) Cash Flow Hedges

The Company entered into interest rate swap contracts effective June 30, 2005 pursuant to which it pays fixed rates on notional amounts while receiving the applicable floating LIBOR, Euribor or CDOR rates. The interest rate swaps do not qualify for hedge accounting under SFAS No. 133 and the change in their fair value is subject to mark to market accounting through earnings. As a result of the mark to market accounting through earnings, the Company recorded an increase to interest expense of $2,711 and $4,411 for the three months ended September 30, 2007 and 2006, respectively, and an increase (decrease) to interest expense of $4,205 and ($1,529) for the nine months ended September 30, 2007 and 2006, respectively. The fair value of the interest rate derivative contracts was approximately $5,549 and $9,710 at September 30, 2007 and December 31, 2006, respectively, and is included in other current assets.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

3.	Accounting Policies - (continued)

(i) Cash Flow Hedges – (continued)

Although these interest rate swaps are subject to mark to market accounting through earnings, the interest rate swap contracts effectively fix, from a cash flow hedge perspective, the interest rate on 86% of the term loan portion of the credit facility through June 30, 2008. The mark to market accounting through earnings has no effect on cash flows from operating, investing or financing activities. As of September 30, 2007, the weighted average interest rate on the effectively fixed portion of the term loan facility was 6.09% and the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the applicable 90-day LIBOR, Euribor or CDOR rate, was 7.67%.

The Company, from time to time, enters into foreign exchange forward contracts to fix currencies at specified rates based on expected future cash flows to protect against the fluctuations in cash flows resulting from sales denominated in foreign currencies over the next year. The fair value of these contracts is based on market exchange forward rates. The fair value of these contracts amounted to $600 and $123 at September 30, 2007 and December 31, 2006, respectively. The change in fair value of these contracts is included in foreign exchange gain/(loss) beginning with the quarter ended September 30, 2007 as the Company has decided not to seek hedge accounting for these transactions.

(ii) Fair Value Hedges

The Company is subject to exposure from fluctuations in foreign currencies. To manage this exposure, the Company uses foreign exchange forward contracts. The value of these contracts is recognized at fair value based on forward market exchange rates and the change in the fair value of these contracts is included in foreign exchange gain/(loss). The amount of ineffectiveness was not material to the Company’s consolidated income statements for the three and nine months ended September 30, 2007 and 2006.

Goodwill

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Accounting for Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 requires that goodwill and intangible assets that have indefinite lives not be amortized but, instead, must be tested at least annually for impairment or whenever events or business conditions warrant. The Company performs the test for goodwill impairment as of December 31st each year. The results of the test for December 31, 2006 indicated that there was no impairment of goodwill.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

3.	Accounting Policies - (continued)

Net Income Per Common Share

Net income per common share has been computed and presented pursuant to the provisions of SFAS No. 128, Earnings per Share (“SFAS No. 128”). Net income per share is based on the weighted-average number of shares outstanding during the period. As of September 30, 2007 and 2006, the Company had outstanding restricted stock units (“RSUs”) (see Note 12). For the three and nine months ended September 30, 2007 and 2006, the dilutive effect of potential future issuances of common stock underlying the Company’s RSUs was computed using (i) the average market price for time-based RSUs and (ii) the actual grant date market price for non-employee director RSUs. The calculation of diluted earnings per share for the three and nine months ended September 30, 2007 and 2006 excludes the Company’s performance-based RSUs that are based on shareholder targets because the performance criteria have not been contingently achieved and therefore the RSUs are not contingently issuable. In March 2007, the Company granted 368,350 performance-based RSUs to certain officers and employees of the Company that are based on achieving a performance metric based upon 2007 Adjusted EBITDA, as defined in the Company’s senior credit facility as in effect on March 29, 2007, with certain adjustments. The calculation of diluted earnings per share for the three and nine months ended September 30, 2007 excludes the impact of these Adjusted EBITDA based RSUs because at September 30, 2007, the Company determined that it was not probable that the performance conditions will be achieved.

The following table sets forth the computation of basic and diluted earnings weighted average shares:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Weighted-average common shares outstanding—basic	44,977,352	43,799,662	44,477,059	43,758,144
Dilutive effect of stock-based compensation awards outstanding	51,282	131,246	98,950	117,817

Weighted-average common shares outstanding—diluted	45,028,634	43,930,908	44,576,009	43,875,961

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48“). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 is effective January 1, 2007 and prescribes a two-step evaluation process for tax positions taken, or expected to be taken, in a tax return. The first step is recognition and the second is measurement. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not“ to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. See Note 5 for further discussion related to the adoption of FIN 48.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

3.	Accounting Policies - (continued)

New Accounting Standards – (continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. This statement applies only to fair value measurements that are already required or permitted by other accounting standards and does not require any new fair value measurements. SFAS No. 157 is effective in the first quarter of 2008, and the Company does not expect the adoption will have a material impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). This pronouncement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on its balance sheet, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for defined benefit plans and the accumulated postretirement benefit obligation for other postretirement plans). SFAS No. 158 also requires an employer to recognize changes in its funded status in the year in which the changes occur through comprehensive income. The Company adopted the funded status provisions of SFAS No. 158 as of December 31, 2006. In addition, effective for fiscal years ending on or after December 15, 2008, this statement requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet, with limited exceptions. Earlier application of this provision is encouraged and accordingly, the Company changed the September 30 measurement date of its U.S. pension and postretirement plans to December 31 for the fiscal year ending December 31, 2007. The Company remeasured the plan assets and obligations of its U.S. plans using the remeasurement method allowed under SFAS No. 158 and, accordingly, as of January 1, 2007, recognized a $1,700 increase to accumulated deficit, a $500 decrease to accumulated other comprehensive loss and a $1,200 increase to pension, other postretirement and postemployment obligations.

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

4.	Inventories

The components of inventories are as follows at:

	September 30, 2007	December 31, 2006
Raw materials	$27,042	$23,221
Work in process	43,423	38,839
Finished units	46,537	41,793

	$117,002	$103,853

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

5.	Income Taxes

The Company adopted FIN 48 on January 1, 2007 and, accordingly, recorded a cumulative effect increase of $3,323 to accumulated deficit, an increase of $627 to income taxes payable and an increase of $2,696 to deferred and long-term taxes for uncertain tax positions. On January 1, 2007, the Company had $4,126 in unrecognized tax benefits. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $3,779 as of January 1, 2007. On September 30, 2007, the Company had approximately $5,100 in unrecognized tax benefits. The Company recorded an increase of its unrecognized tax benefits of approximately $1,000 during the nine months ended September 30, 2007.

The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense and accordingly, the Company recorded $500 for interest and penalties during the nine months ended September 30, 2007. As of September 30, 2007, the Company has approximately $1,100 of accrued interest related to uncertain tax positions.

The tax years 2000 through 2006 remain open to examination by the major taxing jurisdictions to which the Company and its subsidiaries are subject.

The Company utilizes the asset and liability method for accounting for income taxes in accordance with SFAS No. 109. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company reduces the deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Relevant evidence, both positive and negative, is considered in determining the need for a valuation allowance. Information evaluated includes the Company’s financial position and results of operations for the current and preceding years as well as an evaluation of currently available information about future years. Because of the Company’s accumulated loss position in certain tax jurisdictions on September 30, 2007, and the uncertainty of profitability in future periods in such jurisdictions, the Company continues to have valuation allowances for deferred tax assets primarily related to net operating loss carryforwards in the United States, the United Kingdom and Sweden.

The Company’s effective tax rate of 31% and 34% for the three and nine months ended September 30, 2007 is less than the statutory United States tax rate of 35% primarily due to the income generated in certain taxing jurisdictions being offset by net operating loss carryforwards for which the Company did not previously record a benefit. Additionally, the Company recorded tax benefits of $1.1 million to reflect reductions in tax rates enacted by law in certain jurisdictions during the third quarter of 2007.

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

As required by SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88 and 106, the following tables summarize the components of net periodic benefit cost:

Defined Benefit Plans	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Service cost	$1,627	$1,330	$5,132	$4,000
Interest cost	1,476	1,320	4,535	3,918
Expected return on plan assets	(1,084)	(916)	(3,377)	(2,746)
Amortization of prior service cost	26	37	92	89
Amortization of net (gain) loss	195	200	609	691

Net periodic benefit cost	$2,240	$1,971	$6,991	$5,952

Other Postretirement Benefit Plans	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Service cost	$172	$108	$516	$324
Interest cost	534	655	1,642	1,965
Amortization of prior service cost	(116)	(116)	(348)	(348)
Amortization of net loss	16	172	48	516

Net periodic benefit cost	$606	$819	$1,858	$2,457

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(dollars in thousands, except per share information)

7.	Comprehensive Income and Accumulated Other Comprehensive Loss

Comprehensive income for the periods ended September 30, 2007 and 2006 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net income	$7,076	$2,240	$17,795	$27,780
Foreign currency translation adjustments	11,765	(1,841)	21,522	14,102
Minimum pension liability/SFAS No. 158 Liability	(20)	(39)	834	240
Change in value of derivative instruments	(18)	(37)	(90)	241

Comprehensive income	$18,803	$323	$40,061	$42,363

The components of accumulated other comprehensive gain (loss) are as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability/SFAS No. 158 Liability (Note 3)	Change in Value of Derivative Instruments (Note 3)	Accumulated Other Comprehensive Gain (Loss)
Balance at December 31, 2006	$(622)	$(19,752)	$90	$(20,284)
Current period change, net of tax	21,522	834	(90)	22,266

Balance at September 30, 2007	$20,900	$(18,918)	$—	$1,982

8.	Warranties

The Company offers warranties on certain products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The Company estimates the costs that may be incurred under its warranties and records a liability for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. Changes in the Company’s combined short-term and long-term warranty liabilities during the nine months ended September 30, 2007 are as follows:

Balance at December 31, 2006	$2,969
Warranties provided during period	1,129
Settlements made during period	(1,474)
Changes in liability estimates, including expirations and currency effects	233

Balance at September 30, 2007	$2,857

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

9.	Restructuring and Impairments Expense

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

The table below sets forth for the nine months ended September 30, 2007, the significant components and activity under restructuring programs:

	Balance at December 31, 2006	Charges	Write-offs	Cash Payments	Balance at September 30, 2007
Severance	$949	$4,402	$—	$(4,238)	$1,113
Asset impairment	—	389	(389)	—	—
Facility costs and other	—	1,367	—	(682)	685

Total	$949	$6,158	$(389)	$(4,920)	$1,798

Restructuring and impairments expense by segment, which is not included in Segment Earnings (Loss) in Note 10, is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Clothing	$40	$547	$2,761	$945
Roll Covers	326	485	2,958	485
Corporate	439	242	439	242

Total	$805	$1,274	$6,158	$1,672

In March 2007, the Company ceased manufacturing activity at its roll covers manufacturing facility in the U.K. and recorded restructuring expenses of $1,268 related thereto during the first quarter of 2007. The Company had recorded asset impairment charges of $1,700 related to this facility during the fourth quarter of 2006. In the first quarter of 2007, the Company also initiated the closure of a roll covers manufacturing facility in the U.S. for which restructuring expenses and asset impairments of $205 and $389, respectively, were recorded during the first quarter of 2007 and additional restructuring expenses of $123 and $271 were recorded in the second quarter and third quarter of 2007, respectively.

During the first quarter of 2007, the Company initiated a program to streamline its operating structure and recorded restructuring expenses of $2,271 related thereto, of which $1,698 was in the clothing segment and $573 in the roll covers segment. The Company recorded additional restructuring expenses related to this program of $1,097 during the second quarter of 2007, of which $1,025 was in the clothing segment and $72 in the roll covers segment and an additional $534 during the third quarter of 2007, of which $40 was in the clothing segment, $55 in the roll covers segment and $439 in the corporate segment.

The Company expects to incur additional restructuring expenses of approximately $1,800 during the remainder of 2007.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

10.	Business Segment Information

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

Summarized financial information for the Company’s reportable segments is presented in the tables that follow for the three and nine months ended September 30, 2007 and 2006, respectively. Segment Earnings (Loss) below excludes restructuring costs.

	Clothing	Roll Covers	Corporate	Total
Three Months Ended September 30, 2007:
Net sales	$103,968	$49,624	$—	$153,592
Segment Earnings (Loss)	27,789	13,133	(3,276)
Three Months Ended September 30, 2006:
Net sales	$93,241	$52,305	$—	$145,546
Segment Earnings (Loss)	22,694	12,978	(4,025)

	Clothing	Roll Covers	Corporate	Total
Nine Months Ended September 30, 2007:
Net sales	$300,142	$151,068	$—	$451,210
Segment Earnings (Loss)	77,884	39,444	(10,840)
Nine Months Ended September 30, 2006:
Net sales	$288,349	$158,531	$—	$446,880
Segment Earnings (Loss)	77,278	40,893	(11,643)

Provided below is a reconciliation of Segment Earnings (Loss) to income before provision for income taxes for the three and nine months ended September 30, 2007 and 2006, respectively.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

10.	Business Segment Information - (continued)

	Three Months Ended September 30,
	2007	2006
Segment Earnings (Loss):
Clothing	$27,789	$22,694
Roll Covers	13,133	12,978
Corporate	(3,276)	(4,025)
Non-cash compensation and related expenses	(578)	(389)
Net interest expense	(13,995)	(14,484)
Depreciation and amortization	(11,465)	(11,619)
Restructuring and impairments expenses	(805)	(1,274)
Unrealized foreign exchange gain (loss) on revaluation of debt	(519)	322

Income before provision for income taxes	$10,284	$4,203

	Nine Months Ended September 30,
	2007	2006
Segment Earnings (Loss):
Clothing	$77,884	$77,278
Roll Covers	39,444	40,893
Corporate	(10,840)	(11,643)
Non-cash compensation and related expenses	(1,773)	(1,946)
Net interest expense	(37,337)	(29,086)
Depreciation and amortization	(33,694)	(33,912)
Restructuring and impairments expenses	(6,158)	(1,672)
Unrealized foreign exchange loss on revaluation of debt	(518)	(1,535)

Income before provision for income taxes	$27,008	$38,377

11.	Commitments and Contingencies

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

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

11. Commitments and Contingencies - (continued)

Environmental Matters

In connection with the closure of certain manufacturing facilities under its restructuring programs, the Company had conducted environmental site assessments which had indicated contamination at two sites. Management believes that both sites have been remediated and no further remediation costs are expected to be incurred. During the nine months ended September 30, 2007, the Company paid approximately $2,100 related to the environmental remediation, which costs had been accrued as of December 31, 2006. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of such matters will not have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

12.	Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (Revised 2004) (“SFAS No. 123R”), which discontinues the accounting for share-based compensation using APB No. 25 and generally requires that such transactions be recognized in the income statement based on their fair values at the date of grant. The Company adopted the modified prospective method permitted under SFAS No. 123R. Under this transition method, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, compensation expense is recognized on all share-based payments granted prior to, but not yet vested, as of December 31, 2005 and for share-based payments granted subsequent to December 31, 2005. Accordingly, compensation expense of $578 and $1,773 was recorded for the three and nine months ended September 30, 2007 and a related tax benefit thereon of $52 and $160 was recorded for the three and nine months ended September 30, 2007, respectively.

2005 Equity Incentive Plan

Effective May 19, 2005, the Company adopted the 2005 Equity Incentive Plan (the “2005 Plan”). The Board of Directors has authorized 2,500,000 shares for grant under the 2005 Plan. Under the 2005 Plan, time-based RSUs were granted to certain officers and employees of the Company in 2005 and performance-based RSUs were granted to certain officers and employees of the Company in 2005 and 2007. Non-employee directors were also awarded RSUs under the 2005 Plan in 2005, 2006 and 2007. Each RSU represents one share of common stock.

To earn common stock under time-based RSUs, generally the grantee must be employed by the Company through the applicable vesting date, which occurs annually on May 19, 2006, 2007 and 2008. Generally, to earn common stock under outstanding performance-based RSUs granted in 2005, defined shareholder return targets must be met over the four years following the completion of the Company’s initial public offering on May 19, 2005 and the grantee must be employed by the Company through May 19, 2009.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

12. Stock-Based Compensation - (continued)

2005 Equity Incentive Plan – (continued)

On March 29, 2007, under the 2005 Plan, the Company granted 368,350 performance-based RSUs to certain officers and employees of the Company. The awards will generally only vest if the individual remains employed by the Company through December 31, 2007 and if a performance metric based upon 2007 Adjusted EBITDA, as defined in the Company’s senior credit facility as in effect on March 29, 2007 and with certain adjustments, equals or exceeds a target level that has been specified by the Compensation Committee of the Board of Directors. If the performance metric equals or exceeds the target level specified, the RSUs will vest on the day the Company files its Annual Report on Form 10-K for fiscal year 2007, and the Company shall within thirty days thereafter issue one share of common stock in respect of each fully vested RSU. Under the provisions of SFAS No. 123R, during the nine months ended September 30, 2007, no compensation expense was recorded for the performance-based grants that are based on an Adjusted EBITDA target as it is not probable that the performance conditions will be achieved. The probability of achieving the Adjusted EBITDA performance conditions will be re-evaluated each reporting period and compensation expense recorded as appropriate.

On May 16, 2007, the Company granted 742,885 performance-based RSUs to certain officers and employees of the Company. Generally, to earn common stock under these performance-based RSUs, defined shareholder return targets must be met over the four years following the grant date and the grantee must be employed by the Company through May 16, 2011.

Awards to directors vest upon grant and the underlying shares are issued to them upon termination of service as a member of the Board or a change in control, as defined in the 2005 Plan. In June 2007, directors were granted an aggregate of 12,500 RSUs for which compensation expense of $96 was recorded.

A summary of RSUs outstanding as of September 30, 2007 and their vesting dates is as follows:

	Vesting Dates	Number of RSUs
Time-based RSUs	Annually, in varying amounts on May 19, 2008	191,755
Performance-based RSUs granted May 19, 2005 (shareholder return targets)	May 19, 2009, assuming performance criteria are achieved	660,173
Performance-based RSUs granted May 16, 2007 (shareholder return targets)	May 19, 2011, assuming performance criteria are achieved	722,885
Performance-based RSUs granted March 29, 2007 (Adjusted EBITDA target)	Date of filing of 2007 Annual Report on Form 10-K	368,350
Non-employee directors’ RSUs	Date of grant	41,665

Total RSUs outstanding		1,984,828

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

12. Stock-Based Compensation - (continued)

2005 Equity Incentive Plan – (continued)

Certain time-based RSUs and all non-employee director RSUs automatically adjust to reflect awards of additional RSUs upon payment of dividends by the Company. Outstanding RSUs that were awarded through September 30, 2007 in connection with the payment of dividends are included in the table below. During the three months ended September 30, 2007, 1,800 additional time-based RSUs and 901 additional non-employee director RSUs were issued in connection with the payment of dividends that occurred on September 14, 2007. These dividend RSUs were charged to accumulated deficit, in accordance with SFAS No. 123R.

Additionally, 81,976 shares of common stock underlying 117,116 time-based RSUs that vested on May 19, 2007 were issued during the nine months ended September 30, 2007; the remaining 35,140 RSUs were withheld from issuance to satisfy minimum tax withholding requirements related to the issuance of such shares to the recipients.

RSU activity during the nine months ended September 30, 2007 is presented below.

	Number of RSUs	Price Range of Grant-Date Fair Value Per RSU	Weighted Average Grant-Date Fair Value Price Per RSU
Outstanding, December 31, 2006	1,067,380	$8.40 – 12.01	$11.59
Granted (as dividends)	9,164	4.92 – 9.57	7.13
Granted (not as dividends)	1,123,735	7.70 – 8.15	8.03
Forfeited	(98,335)	8.15 – 11.66	10.95
Shares issued or withheld	(117,116)	7.99 – 11.66	11.45

Outstanding, September 30, 2007	1,984,828	$4.92 – 12.01	$9.59

Vested, September 30, 2007 (1)	41,665	$5.09 – 12.01	$9.53

(1)	Vested RSUs at September 30, 2007 consist entirely of non-employee directors RSUs. The common stock underlying these RSUs will be issued to the directors upon termination of their service as members of the Board and/or a change in control, as defined. The total grant-date fair value of such non-employee directors RSUs granted (and that vested upon grant) during the nine months ended September 30, 2007 was $110.

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

12. Stock-Based Compensation - (continued)

2005 Equity Incentive Plan – (continued)

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

As of September 30, 2007, there was approximately $4,400 of total unrecognized compensation expense related to unvested share-based awards which is expected to be recognized over a weighted average period of 2.7 years.

13.	Dividend Reinvestment Plan

In February 2007 the Company established a dividend reinvestment plan (“DRIP”) that allows shareholders of record to elect to receive all or part the dividends on shares of the Company’s common stock that otherwise would be paid in cash in the form of additional shares of common stock. Pursuant to a letter agreement with the Company dated December 22, 2006, as amended on May 2, 2007, Apax WW Nominees Ltd. and Apax-Xerium APIA LP (collectively the “Apax entities”) agreed that they will participate in the DRIP through December 31, 2008 at a level such that at a minimum 50% of each dividend otherwise payable in cash on the Company’s common stock, including shares not held by Apax entities, is reinvested in the Company’s common stock through the DRIP, provided that the Apax entities are not required to reinvest more than 100% of the cash dividends payable to them with respect to such dividend declaration. In connection with the dividend payments made by the Company on March 15, 2007, June 15, 2007, and September 14, 2007, 634,663 shares, 359,594 shares, and 583,379 shares, respectively, of the Company’s common stock were issued pursuant to the DRIP. The Apax entities held approximately 54% of the Company’s outstanding common stock as of September 30, 2007.

14.	Subsequent Event

Dividends

On November 7, 2007, the Company’s Board of Directors declared a cash dividend of $0.1125 per share of common stock payable on December 17, 2007 to shareholders of record at the close of business on December 5, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated interim financial statements and the related notes thereto contained elsewhere in this quarterly report on Form 10-Q. The discussion included in this section, as well as other sections of this quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance, or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include the following items:

•	our revenues and profitability could be adversely affected by fluctuations in currency exchange rates;

•	our profitability would be reduced by a decline in the prices of our products;

•	our profitability could be adversely affected by fluctuations in interest rates;

•	we may not be able to develop and market new products successfully or we may not be successful in competing against new technologies developed by competitors;

•	we are not required to make dividend payments on our common stock at any particular level or at all;

•	we are limited by our credit facility as to the amount of dividends we are permitted to pay;

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

We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed on a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is selected to fit each individual paper-making machine and process. For the three and nine months ended September 30, 2007, our clothing segment represented 68% and 67% of our net sales, respectively.

Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by the paper producer. Roll covers are tailored to each individual paper-making machine and process, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and manufacture spreader rolls. For the three and nine months ended September 30, 2007, our roll covers segment represented 32% and 33% of our net sales, respectively.

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

According to the Food and Agriculture Organization of the United Nations, the volume of paper productions between 1980 and 2005 increased at a compound annual growth rate of approximately 2.95%. Jaako Pöyry Consulting, a global consulting firm focusing on the forest industry, expects the growth of global paper production from 2005 to 2020 to slow down to an average of slightly less than 2% per annum. We expect growth to be greater in Asia, South America and Eastern Europe than in the more mature North American and Western European regions. Historically the demand for our products has been driven primarily by the level of global paper production. We expect that demand for our clothing products will grow in a manner consistent with these trends but be moderated by the level of industry consolidation and paper-machine shutdown activity in North America and Western Europe. While we believe that growth of paper production would positively impact demand for our roll covers products, we also believe that, in addition to industry consolidation and paper machine shutdown activity in North American and Western Europe, the trend towards new paper machine designs which have fewer rolls will negatively impact demand for these products and that the volume potential for the roll covers business in North America and Western Europe will diminish. Additionally, we are seeing a trend that paper producers are placing an increasingly strong emphasis on maintenance cost reduction and as a result are extending the life of roll covers through additional maintenance cycles before replacing them. Accordingly, we are focused on both expanding our presence in the roll covers business in Asia and adding related products and services to our offerings. We are also in the process of establishing a clothing manufacturing facility in Vietnam in order to take advantage of the high growth potential in that region and expect to establish a roll covers operation in China by mid-2008.

We anticipate that pricing pressure for our products, roll covers in particular, will continue to escalate with the consolidation among paper producers and as the shift of paper production growth in Asia develops. In response to this pricing pressure, we expect to increase our expenditure levels on research and development expenses and continue to emphasize our value added technology as part of our strategy to differentiate our products.

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

Sales in our roll covers segment include our mechanical services business. We have expanded this business in response to demand from paper producers that we perform work on the internal mechanisms of a roll while we refurbish or replace a roll cover. In our clothing segment, a portion of our business has been conducted pursuant to consignment arrangements under which we do not recognize a sale of a product to a customer until the customer placed the product into use, which typically occurs some period after the product is shipped to the customer or to a warehouse location near the customer’s facility. We are continuing to reduce the number of consignment arrangements and increasing the use of standard terms of sale under which we recognize a sale upon product shipment. We expect this trend to continue, although at a slower pace than in the past few years.

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

The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $2.4 million and $2.5 million for the three months ended September 30, 2007 and 2006, respectively. We expect that future research and development expenses as compared to these levels, will increase based on an increased focus on advanced research.

Foreign Exchange

We have a geographically diverse customer base. For both the three and nine months ended September 30, 2007, approximately 38% of our sales were in North America, 37% were in Europe, 9% were in South America, 14% were in Asia-Pacific and 2% were in the rest of the world.

A substantial portion of our sales is denominated in Euros or other currencies. As a result, changes in the relative values of U.S. Dollars, Euros and other currencies affect our reported levels of revenues and profitability as the results are translated into U.S. Dollars for reporting purposes. In particular, decreases in the value of the U.S. Dollar relative to the value of the Euro and these other currencies positively impact our levels of revenue and profitability because the translation of a certain number of Euros or units of such other currencies into U.S. Dollars for financial reporting purposes will represent more U.S. Dollars.

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

Currency fluctuations have a greater effect on the level of our net sales than on the level of our income from operations. For example, for the three months ended September 30, 2007 as compared with the three months ended September 30, 2006, the change in the value of the U.S. Dollar against the currencies we conduct our business in resulted in currency translation increases of $8.3 million in net sales and $0.2 million in income from operations. Although the results for the three months ended September 30, 2007 reflect a period in which the value of the U.S. Dollar decreased against the currencies in which we conduct the majority of our non-U.S. Dollar denominated business as compared to the three months ended September 30, 2006, we would expect a similar but opposite effect in a period in which the value of the U.S. Dollar increases.

During the three and nine months ended September 30, 2007, we conducted business in nine foreign currencies. The following table provides the average exchange rate for the three and nine months ended September 30, 2007 and 2006, respectively, of the U.S. Dollar against each of the five foreign currencies in which we conduct the largest portion of our operations, and indicates the percentage of our net sales for the three and nine months ended September 30, 2007 denominated in such foreign currency:

Currency	Average exchange rate of the U.S. Dollar for the three months ended September 30, 2007	Average exchange rate of the U.S. Dollar for the three months ended September 30, 2006	Percentage of net sales for the three months ended September 30, 2007 denominated in such currency
Euro	$1.38 = 1 Euro	$1.27 = 1 Euro	42.2%
Canadian Dollar	$0.96 = 1 Canadian Dollar	$0.89 = 1 Canadian Dollar	9.6%
Brazilian Real	$0.52 = 1 Brazilian Real	$0.46 = 1 Brazilian Real	7.6%
Australian Dollar	$0.85 = 1 Australian Dollar	$0.76 = 1 Australian Dollar	4.7%
British Pound	$2.02 = 1 British Pound	$1.87 = 1 British Pound	3.6%

Currency	Average exchange rate of the U.S. Dollar for the nine months ended September 30, 2007	Average exchange rate of the U.S. Dollar for the nine months ended September 30, 2006	Percentage of net sales for the nine months ended September 30, 2007 denominated in such currency
Euro	$1.34 = 1 Euro	$1.25 = 1 Euro	42.1%
Canadian Dollar	$0.91 = 1 Canadian Dollar	$0.88 = 1 Canadian Dollar	9.3%
Brazilian Real	$0.50 = 1 Brazilian Real	$0.46 = 1 Brazilian Real	7.2%
Australian Dollar	$0.82 = 1 Australian Dollar	$0.75 = 1 Australian Dollar	4.4%
British Pound	$1.99 = 1 British Pound	$1.82 = 1 British Pound	3.4%

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

Any cash dividends on our common stock will be paid in U.S. Dollars. We do not expect to generate sufficient cash flows denominated in U.S. Dollars to make our anticipated dividend payments and therefore expect to rely, in part, on the conversion to U.S. Dollars of cash flows generated in other currencies. The amount of U.S. Dollars received from the conversion of cash flows generated in other currencies will depend on the then-current exchange rates. If the value of the U.S. Dollar increases relative to the value of these other currencies, the cash flows will represent fewer U.S. Dollars. As a result, even if our results of operations meet our expectations in local currencies and we are permitted to pay dividends under our credit facility, we may not have sufficient cash to pay such dividends.

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

We ceased manufacturing activity at our roll covers manufacturing facility in the U.K. on March 31, 2007 and recorded restructuring expenses of $1.3 million related thereto during the first quarter of 2007. We had recorded asset impairment charges of $1.7 million related to this facility during the fourth quarter of 2006. In the first quarter of 2007 we also initiated the closure of a roll covers manufacturing facility in the U.S. for which restructuring expenses and asset impairments of $0.2 million and $0.4 million, respectively, were recorded during the first quarter of 2007 and additional restructuring expenses of $0.1 million and $0.3 million were recorded in the second and third quarter of 2007, respectively.

During the first quarter of 2007, we initiated a program to streamline our operating structure and recorded restructuring expenses of $2.3 million, $1.1 million and $0.5 million related thereto during the first, second and third quarter of 2007, respectively.

The Company expects to incur additional restructuring expenses of approximately $1.8 million during the remainder of 2007 primarily due to the acceleration of potential cost structure improvements.

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

Results of Operations

The tables that follow set forth for the periods presented certain consolidated operating results and the percentage of net sales they represent:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$153.6	$145.5	$451.2	$446.9
Cost of products sold	90.3	87.1	262.9	262.5
Selling expenses	19.7	19.3	59.2	57.2
General and administrative expenses	16.3	17.0	50.3	49.6
Restructuring and impairments expenses	0.8	1.3	6.2	1.7
Research and development expenses	2.4	2.5	7.6	7.4

Income from operations	24.1	18.4	65.0	68.5
Interest expense, net	(14.0)	(14.5)	(37.3)	(29.1)
Foreign exchange gain (loss)	0.2	0.3	(0.7)	(1.0)

Income before provision for income taxes	10.3	4.2	27.0	38.4
Provision for income taxes	3.2	2.0	9.2	10.6

Net income	$7.1	$2.2	$17.8	$27.8

Percentage of Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	58.8	59.9	58.3	58.7
Selling expenses	12.9	13.2	13.1	12.8
General and administrative expenses	10.6	11.7	11.1	11.1
Restructuring and impairments expenses	0.5	0.9	1.4	0.4
Research and development expenses	1.5	1.7	1.7	1.7

Income from operations	15.7	12.6	14.4	15.3
Interest expense, net	(9.1)	(9.9)	(8.3)	(6.5)
Foreign exchange gain (loss)	0.1	0.2	(0.2)	(0.2)

Income before provision for income taxes	6.7	2.9	5.9	8.6
Provision for income taxes	2.1	1.4	2.0	2.4

Net income	4.6%	1.5%	3.9%	6.2%

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006.

Net Sales. Net sales for the three months ended September 30, 2007 increased by $8.1 million, or 5.6%, to $153.6 million from $145.5 million for the three months ended September 30, 2006. For the three months ended September 30, 2007, 68% of our net sales were in our clothing segment and 32% were in our roll covers segment.

In our clothing segment, net sales for the three months ended September 30, 2007 increased by $10.8 million, or 11.6%, to $104.0 million from $93.2 million for the three months ended September 30, 2006 primarily due to favorable currency effects on net sales of $6.1 million related to the translation of sales made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting and to increased sales volume principally in Europe and North America. These increases were partially offset by unfavorable currency effects on pricing related to sales prices indexed in U.S. Dollars by certain non-U.S. operations of $2.3 million and to overall decreased pricing levels in this segment of approximately 1.5% during the three months ended September 30, 2007 as compared with the three months ended September 30, 2006.

In our roll covers segment, net sales for the three months ended September 30, 2007 decreased by $2.7 million, or 5.2%, to $49.6 million from $52.3 million for the three months ended September 30, 2006 principally due to lower sales volume primarily in North America and Europe and to overall decreased pricing levels of approximately 1% during the three months ended September 30, 2007 as compared with the three months ended September 30, 2006. These decreases were partially offset by favorable currency effects of $2.2 million related to the translation of sales made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes.

Cost of Products Sold. Cost of products sold for the three months ended September 30, 2007 increased by $3.2 million, or 3.7%, to $90.3 million from $87.1 million for the three months ended September 30, 2006.

In our clothing segment, cost of products sold increased by $5.1 million, or 9.2% to $60.4 million for the three months ended September 30, 2007 as compared with $55.3 million for the three months ended September 30, 2006 primarily due to unfavorable currency translation effects of $4.6 million and to overall increased sales volume in this segment. These increases were partially offset by (i) certain operating costs incurred in connection with the transition of production operations from closed facilities to other facilities under our cost reduction programs that were $0.6 million lower during the three months ended September 30, 2007 as compared with the three months ended September 30, 2006, (ii) rebates on material costs of $0.5 million during the three months ended September 30, 2007 related to a purchase contract we signed during the fourth quarter of 2006 and (iii) the $0.4 million impact of a lower cost structure, resulting from our cost reduction programs, during the three months ended September 30, 2007 as compared with the three months ended September 30, 2006.

In our roll covers segment, cost of products sold decreased by $1.9 million, or 6.0%, to $29.9 million for the three months ended September 30, 2007 from $31.8 million for the three months ended September 30, 2006 primarily due to (i) lower sales in this segment during the three months ended September 30, 2007 as compared with the three months ended September 30, 2006 resulting in lower cost of products sold of $2.6 million and (ii) the $0.7 million impact of a lower cost structure, resulting from our cost reduction programs, during the three months ended September 30, 2007 as compared with the three months ended September 30, 2006. These decreases were partially offset by unfavorable currency translation effects of $1.4 million related to the translation of costs incurred in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes.

Selling Expenses. For the three months ended September 30, 2007, selling expenses increased by $0.4 million, or 2.1%, to $19.7 million from $19.3 million for the three months ended September 30, 2006. The increase was primarily due to unfavorable currency translation effects of $1.1 million, partially offset by the $0.3 million impact of a lower cost structure, resulting from our cost reduction programs, during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

General and Administrative Expenses. For the three months ended September 30, 2007, general and administrative expenses decreased by $0.7 million, or 4.1%, to $16.3 million from $17.0 million for the three months ended September 30, 2006. The decrease was primarily due to the $0.6 million impact of a lower cost structure, resulting from our cost reduction programs, during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 and to various other decreased general and administrative expenses of $1.0 million in the aggregate. These decreases were partially offset by unfavorable currency translation effects of $0.9 million.

Restructuring and Impairments Expenses. For the three months ended September 30, 2007, restructuring and impairments expenses decreased by $0.5 million to $0.8 million from $1.3 million for the three months ended September 30, 2006. Restructuring and impairments expenses result from our long-term strategy to reduce costs and improve long-term competitiveness as described above under “Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities and through headcount reductions. For the three months ended September 30, 2007, restructuring expenses consisted of severance and facility costs of $0.6 million and $0.2 million, respectively.

Research and Development Expenses. For the three months ended September 30, 2007, research and development expenses decreased by $0.1 million, or 4.0%, to $2.4 million from $2.5 million for the three months ended September 30, 2006.

Interest Expense, Net. Net interest expense for the three months ended September 30, 2007 decreased by $0.5 million, or 3.4%, to $14.0 million from $14.5 million for the three months ended September 30, 2006 primarily due to the $1.7 million decrease in interest expense recognized in the three months ended September 30, 2007 as compared with the three months ended September 30, 2006 in connection with the change in the fair value of our interest rate swaps, partially offset by the effect of increased interest rates during the three months ended September 30, 2007 as compared with the three months ended September 30, 2006 as a result of Moody’s reduced rating of our senior credit facility in February 2007.

Foreign Exchange Gain. For the three months ended September 30, 2007, our foreign exchange gain of $0.2 million remained relatively constant as compared to a gain of $0.3 million for the three months ended September 30, 2006. The $0.1 million fluctuation was primarily attributable to the manner in which swings in the value of the U.S. Dollar as compared to other currencies, primarily the Euro and the Brazilian Real, affect the reported amount of intercompany transactions. Foreign exchange gains and losses have resulted primarily from intercompany activity.

Provision for Income Taxes. For the three months ended September 30, 2007 we had an effective tax rate of 31% compared with 47% for the three months ended September 30, 2006. The effective tax rate was significantly impacted by the impact to pre-tax earnings of the change in the fair value of our interest rate swaps, for which there was no deferred tax impact due to primarily being in the U.S., a jurisdiction with valuation allowances. Additionally, we recorded tax benefits of $1.1 million to reflect reductions in tax rates enacted by law in certain jurisdictions during the third quarter of 2007. During the three months ended September 30, 2006, in accordance with SFAS No. 109, a cumulative adjustment was made to the tax provision to the revised full year forecasted tax rate which was partially offset by the benefit of a $1.0 million U.S. tax refund recorded in the third quarter of 2006.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006.

Net Sales. Net sales for the nine months ended September 30, 2007 increased by $4.3 million, or 1.0%, to $451.2 million from $446.9 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2006, 67% of our net sales were in our clothing segment and 33% were in our roll covers segment.

In our clothing segment, net sales for the nine months ended September 30, 2007 increased by $11.7 million, or 4.1%, to $300.1 million from $288.4 million for the nine months ended September 30, 2006 primarily due to (i) favorable currency effects on net sales of $15.8 million related to the translation of sales made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting and (ii) increased sales volume in Asia as a result of our acquisition in the third quarter of 2006 of PMA Shoji Co. Ltd. These increases were partially offset by (i) unfavorable currency effects on pricing related to sales prices indexed in U.S. Dollars by certain non-U.S. operations of $5.3 million and (ii) decreased sales volume and pricing levels, primarily in North America and Europe. Overall pricing levels in our clothing segment decreased approximately 1% during the nine months ended September 30, 2007 as compared with the nine months ended September 30, 2006.

In our roll covers segment, net sales for the nine months ended September 30, 2007 decreased by $7.4 million, or 4.7%, to $151.1 million from $158.5 million for the nine months ended September 30, 2006. The negative effects of lower sales volume, mix of product sold and lower pricing levels, primarily in North America and Europe, were partially offset by favorable currency effects of $6.0 million related to the translation of sales made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes. Overall pricing levels in our roll covers segment decreased by approximately 2% during the nine months ended September 30, 2007 as compared with the nine months ended September 30, 2006.

Cost of Products Sold. Cost of products sold for the nine months ended September 30, 2007 increased by $0.4 million, or 0.2%, to $262.9 million from $262.5 million for the nine months ended September 30, 2006.

In our clothing segment, cost of products sold increased by $4.0 million, or 2.4%, to $171.3 million for the nine months ended September 30, 2007 from $167.3 million for the nine months ended September 30, 2006. Unfavorable currency effects of $11.2 million related to the translation of costs incurred in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes were partially offset by (i) lower sales resulting in lower cost of products sold of $1.9 million, (ii) certain operating costs incurred in connection with the transition of production operations from closed facilities to other facilities under our cost reduction programs that were $2.9 million lower during the nine months ended September 30, 2007 as compared with the nine months ended September 30, 2006, (iii) rebates on material costs of $1.5 million during the nine months ended September 30, 2007 related to a purchase contract we signed during the fourth quarter of 2006 and (iv) the $0.9 million impact of a lower cost structure, resulting from our cost reduction programs, during the nine months ended September 30, 2007 as compared with the nine months ended September 30, 2006.

In our roll covers segment, cost of products sold decreased by $3.6 million, or 3.8%, to $91.6 million for the nine months ended September 30, 2007 from $95.2 million for the nine months ended September 30, 2006 primarily due to (i) lower sales in this segment during the nine months ended September 30, 2007 as compared with the nine months ended September 30, 2006 resulting in lower cost of products sold of $6.3 million and (ii) the $1.2 million impact of a lower cost structure, resulting from our cost reduction programs, during the nine months ended September 30, 2007 as compared with the nine months ended

September 30, 2006. These decreases were partially offset by unfavorable currency translation effects of $3.9 million related to the translation of costs incurred in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes.

Selling Expenses. For the nine months ended September 30, 2007, selling expenses increased by $2.0 million, or 3.5%, to $59.2 million from $57.2 million for the nine months ended September 30, 2006 primarily due to unfavorable currency translation effects of $3.0 million related to the translation of costs incurred in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes, partially offset by the $0.3 million impact of a lower cost structure, resulting from our cost reduction programs, during the nine months ended September 30, 2007 as compared with the nine months ended September 30, 2006 and to reduced sales expenses as a result of lower overall sales.

General and Administrative Expenses. For the nine months ended September 30, 2007, general and administrative expenses increased by $0.7 million, or 1.4%, to $50.3 million from $49.6 million for the nine months ended September 30, 2006. The increase was primarily due to (i) unfavorable currency translation effects of $2.3 million and (ii) an increase in payroll and other costs of $1.1 million in the nine months ended September 30, 2007 as compared to September 30, 2006. These increases were partially offset by (i) the gain on sale of buildings in the U.S. and U.K. of $1.4 million during the second quarter of 2007 and (ii) the $1.3 million impact of a lower cost structure, resulting from our cost reduction programs, during the nine months ended September 30, 2007 as compared with the nine months ended September 30, 2006.

Restructuring and Impairments Expenses. For the nine months ended September 30, 2007, restructuring and impairments expenses increased by $4.5 million to $6.2 million from $1.7 million for the nine months ended September 30, 2006. Restructuring and impairments expenses result from our long-term strategy to reduce costs and improve long-term competitiveness as described above under “Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities and through headcount reductions. For the nine months ended September 30, 2007, restructuring expense consisted of severance, facility and asset impairment costs of $4.4 million, $1.4 million and $0.4 million, respectively.

Research and Development Expenses. For the nine months ended September 30, 2007, research and development expenses increased by $0.2 million, or 2.7%, to $7.6 million from $7.4 million for the nine months ended September 30, 2006 primarily due to unfavorable currency translation effects related to the translation of costs incurred in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes.

Interest Expense, Net. Net interest expense for the nine months ended September 30, 2007 increased by $8.2 million, or 28.2%, to $37.3 million from $29.1 million for the nine months ended September 30, 2006. The increase is primarily attributable to (i) the $5.7 million increase in interest expense recognized in the nine months ended September 30, 2007 as compared with the nine months ended September 30, 2006 in connection with the change in the fair value of our interest rate swaps and to (ii) increased interest rates during the nine months ended September 30, 2007 as compared with the nine months ended September 30, 2006 as a result of Moody’s reduced rating of our senior credit facility in February 2007.

Foreign Exchange Loss. For the nine months ended September 30, 2007, we had a foreign exchange loss of $0.7 million compared to a loss of $1.0 million for the nine months ended September 30, 2006. The $0.3 million fluctuation was primarily attributable to the manner in which swings in the value of the U.S. Dollar as compared to other currencies, primarily the Euro and the Brazilian Real, affect the reported amount of intercompany transactions. Foreign exchange gains and losses have resulted primarily from intercompany activity.

Provision for Income Taxes. For the nine months ended September 30, 2007, we had an effective tax rate of 34% as compared with 28% for the nine months ended September 30, 2006. The effective tax rate was significantly impacted by the impact to pre-tax earnings of the change in the fair value of our interest rate swaps, for which there was no deferred tax impact due to primarily being in the U.S., a jurisdiction with valuation allowances. Additionally, the decrease in the effective tax rate for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was primarily due to reductions in tax rates enacted by law in certain jurisdictions during the third quarter of 2007 that resulted in tax benefits of approximately $1.1 million during the third quarter of 2007.

During the nine months ended September 30, 2006, in accordance with SFAS No. 109, a cumulative adjustment was made to the tax provision during the three months ended September 30, 2006 to the revised full year forecasted tax rate, partially offset by (i) a tax benefit of $1.0 million in June 2006 reflecting the reversal of a previously established valuation allowance against deferred tax assets (based on the increased profitability of our clothing operations in the United Kingdom) and (ii) the benefit of a $1.0 million U.S. tax refund in the third quarter of 2006.

DIVIDEND POLICY

Under the dividend policy adopted by our Board of Directors on May 2, 2007, quarterly dividends will be paid, if at all, in an amount to be determined by the Board of Directors on a quarterly basis taking into account factors that our Board of Directors deems relevant. These factors may include such matters as our financial performance, the sufficiency of cash flow from operations to fund dividends, our cash position and cash requirements, growth opportunities and acquisition strategies, competitive or technological developments, the level of participation in our dividend reinvestment plan, credit facility limitations and other contractual restrictions, debt repayment considerations, provisions of applicable law, and other considerations that our Board of Directors may deem appropriate. On May 2, 2007 our Board of Directors declared a cash dividend of $0.1125 per share of common stock payable on June 15, 2007 to shareholders of record at the close of business on June 5, 2007. On August 7, 2007, our Board of Directors declared a cash dividend of $0.1125 per share of common stock payable on September 14, 2007 to shareholders of record at the close of business on September 5, 2007. On November 7, 2007, our Board of Directors declared a cash dividend of $0.1125 per share of common stock payable on December 17, 2007 to shareholders of record at the close of business on December 5, 2007.

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

In February 2007, we established a dividend reinvestment plan (“DRIP”) that allows shareholders of record to elect to receive all or part the dividends on shares of our common stock that otherwise would be paid in cash in the form of additional shares of common stock. Under the DRIP, the source of such additional shares will be from our authorized and unissued shares or from our treasury shares. The number of shares credited to a participant’s account with respect to a dividend will be determined based upon the cash value of the dividends elected to be received in additional shares of common stock divided by the average closing price for shares of our common stock on the New York Stock Exchange on the five trading days up to and including the declared payment date. Pursuant to a letter agreement with the Company dated December 22, 2006, as amended on May 2, 2007, Apax WW Nominees Ltd. and Apax-Xerium APIA LP (collectively the “Apax entities”) agreed that they will participate in the DRIP through December 31, 2008 at a level such that at a minimum 50% of each dividend otherwise payable in cash on our common stock, including shares not held by Apax entities, is reinvested in our common stock through the DRIP, provided that the Apax entities are not required to reinvest more than 100% of the cash dividends payable to them with respect to such dividend declaration. The Apax entities have made no commitment to participate in the DRIP beyond 2008. The participation of the Apax Entities and other shareholders in the DRIP would increase the number of outstanding shares of common stock eligible to participate in future dividends and, to the extent other shareholders do not participate in the DRIP, result in the participating shareholders owning an increased percentage of our common stock. In March 2007, June 2007 and September 2007, 634,663 shares, 359,594 shares, and 583,379 shares, respectively, of our common stock were issued pursuant to the DRIP, and as of September 30, 2007 there were 45,459,274 shares of our common stock outstanding, of which 24,475,151 were held by the Apax entities.

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

Net cash provided by operating activities was $48.5 million for the nine months ended September 30, 2007 and $44.6 million for the nine months ended September 30, 2006. The increase is principally attributable to working capital changes during the nine months of 2007 as compared with the nine months of 2006.

Net cash used in investing activities was $21.0 million for the nine months ended September 30, 2007 and $30.2 million for the nine months ended September 30, 2006. The decrease of $9.2 million was primarily due to (i) our acquisition on February 2, 2006 of Coldwater Covers, Inc. and a related manufacturing facility for a total purchase price of $7.0 million, (ii) a decrease in capital equipment spending of $1.1 million in the nine months ended September 30, 2007 as compared with the nine months ended September 30, 2006, (iii) an increase of $2.5 million in proceeds from dispositions of property and equipment during the nine months ended September 30, 2007 primarily as a result of our sale of buildings in the U.K and in the U.S. in the second quarter of 2007 as a result of our restructuring programs. These decreases were partially offset by $1.7 million of proceeds from the sale of our dewatering equipment business in August 2006.

Net cash used in financing activities was $15.5 million for the nine months ended September 30, 2007 and $40.3 million for the nine months ended September 30, 2006. The decrease of $24.8 million was primarily the result of (i) lower cash dividends of $20.1 million paid to our shareholders during the nine months ended September 30, 2007 as compared with the nine months ended September 30, 2006 as a result of both reduced dividend amounts in the 2007 period and the participation in our dividend reinvestment plan for the 2007 period (ii) lower debt payments of $2.9 million and increased borrowing of $2.3 million during the nine months ended September 30, 2007 as compared with the nine months ended September 30, 2006 partially offset by increased amendment fees and related expenses of $0.6 million during the nine months ended September 30, 2007 as compared with the nine months ended September 30, 2006.

As of September 30, 2007, there was a $648.8 million balance of term loans outstanding under our senior credit facility. During the nine months ended September 30, 2007, we have made principal payments of $9.1 million as required under the term loan and expect to make $1.7 million during the fourth quarter of 2007. In addition, as of September 30, 2007, we had an aggregate of $8.8 million outstanding under our current revolving lines of credit, including the revolving credit facility under our senior credit facility and lines of credit in various foreign countries that are used to facilitate local short-term operating needs, and an aggregate of $50.4 million available for additional borrowings under these revolving lines of credit.

We had $32.5 million of cash and cash equivalents at September 30, 2007 compared to $16.8 million at December 31, 2006.

CAPITAL EXPENDITURES

For the nine months ended September 30, 2007, we had capital expenditures of $23.3 million consisting of growth capital expenditures of $16.1 million and maintenance capital expenditures of $7.2 million. Growth capital expenditures consist of items that are intended to increase the manufacturing, production and/or distribution capacity or efficiencies of our operations in conjunction with the execution of our business strategies. Maintenance capital expenditures are designed to sustain the current capacity or efficiency of our operations and include items relating to the renovation of existing manufacturing or service facilities, the purchase of machinery and equipment for existing manufacturing or service facilities and safety and environmental needs. For the nine months ended September 30, 2006, capital expenditures were $24.4 million, consisting of growth capital expenditures of $15.3 million and maintenance capital expenditures of $9.1 million.

We plan to build a clothing manufacturing facility in Vietnam and are expanding production capacity in Brazil. In connection with these actions and other planned capital expenditures, we expect capital expenditures for 2007 to be approximately $50 million. We analyze our planned capital expenditures based on investment opportunities available to us and our financial and operating performance, and accordingly, actual capital expenditures for 2007 may be more or less than this amount. See “—Credit Facility” below for a description on limitations on capital expenditures imposed by our credit facility.

CREDIT FACILITY

Upon the completion of the initial public of offering of our common stock on May 19, 2005, we and certain of our subsidiaries entered into a senior secured credit facility. The credit facility has been amended three times: on February 8, 2006, December 22, 2006 and May 2, 2007.

The description of the credit facility below describes the facility as amended.

Our credit facility provides for a $50 million senior secured revolving credit facility and a term loan in a total principal amount of $650 million. In December 2005, the funding of a legal reorganization of a portion of our international operations was completed and $50 million of our previous $100 million revolving credit facility was canceled.

The credit facility, as amended, is secured by substantially all of our assets and the assets of most of our subsidiaries, subject to legal and tax considerations and requirements. Borrowings under the revolving credit facility and term loan facility bear interest, at our option, at either (a) LIBOR plus the applicable margin or (b) the Euribor rate plus the applicable margin, in addition to certain other mandatory costs associated with syndication in the European markets or (c) CDOR plus the applicable margin. The applicable margin for LIBOR term loans, LIBOR revolving loans, Euribor loans and CDOR loans is set at 2.50%, subject to an increase by 0.25% in the event that the indebtedness under the senior credit facility is rated lower than B1 by Moody’s or lower than B+ by Standard & Poor’s. In February 2007, Moody’s reduced its rating of the senior credit facility to below B1, triggering this 0.25% increase in the applicable margin. If the indebtedness under the credit facility subsequently achieves ratings of B1 or higher by Moody’s and B+ or higher by Standard and Poor’s after having fallen below one or both of these levels, the applicable margin will be decreased by 0.25%. The applicable margin with respect to the revolving loans may be reduced by 0.25% or 0.50% based on a leverage test set forth in the credit agreement. Following the initial public offering we entered into interest rate swap agreements that have effectively fixed through June 30, 2008, the interest rate on approximately 86% of the term loan balance outstanding as of September 30, 2007. As of September 30, 2007, the weighted average interest rate on the effectively fixed portion of the term loan facility was 6.09%. The revolving credit facility has a 6.5 year maturity and the term loan facility has a 7 year maturity from the date of the agreement. We intend to enter into new interest rate hedging arrangements in the near future that extend beyond the second quarter of 2008 and, in connection with such arrangements, also intend to cancel the existing interest rate swaps in consideration for their cash value. We intend that such new interest rate swaps will effectively fix the interest rate on approximately 85% of the term loan portion of our credit facility through 2010. Additionally, we intend that such new interest rate swaps will qualify for hedge accounting under SFAS No. 133 and accordingly the changes in their fair value will not be subject to mark to market accounting through earnings.

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

Our credit facility requires that we meet certain financial covenants in order to avoid a default or event of default under the facility. These covenants are as follows:

•	Our interest coverage ratio as of the end of any period set forth below must exceed the ratio set forth for such period:

Period	Ratio
Fiscal quarter ending September 30, 2007	3.25:1
Fiscal quarters ending December 31, 2007 through June 30, 2009	3.50:1
Fiscal quarters ending September 30, 2009 through March 31, 2010	3.75:1
Fiscal quarters ending June 30, 2010 through December 31, 2010	4.00:1
Fiscal quarters ending March 31, 2011 and June 30, 2011	4.25:1
Fiscal quarters ending September 30, 2011 through March 31, 2012	4.50:1

•	Our leverage ratio as of the end of any period set forth below must not exceed the ratio set forth for such period:

Period	Ratio
Fiscal quarters ending September 30, 2007 and December 31, 2007	4.50:1
Fiscal quarters ending March 31, 2008 through September 30, 2008	4.25:1
Fiscal quarters ending December 31, 2008 and March 31, 2009	4.00:1
Fiscal quarters ending June 30, 2009 through December 31, 2009	3.75:1
Fiscal quarters ending March 31, 2010 through December 31, 2010	3.50:1
Fiscal quarters ending March 31, 2011 through March 31, 2012	3.25:1

•	Our fixed charge coverage ratio as of the end of any period set forth below must exceed the ratio set forth for such period:

Period	Ratio
Fiscal quarters ending September 30, 2007 through December 31, 2007	1.80:1
Fiscal quarters ending March 31, 2008 and thereafter	1.85:1

While our existing interest rate hedges do not qualify for hedge accounting under SFAS No. 133, for the purposes of calculating our covenant ratios under our senior credit facility, we treat them as if they did qualify for hedge accounting. In addition, if we cancel the existing interest rate hedges and replace them with new hedges, the cash value of the existing interest rate hedges as of termination will continue to reduce interest expense for the purposes of the covenant ratios for the period from the termination through June 30, 2008 (the end of the initial term of the existing interest rate swaps).

For the four fiscal quarters ended September 30, 2007 our interest coverage ratio was 3.64:1, our leverage ratio was 4.38:1 and our fixed charge coverage ratio was 2.41:1. Our ability to comply with the financial ratios will depend on our ongoing financial and operating performance, which will be substantially dependent on the level of demand for our products, our ability to compete effectively and our ability to otherwise successfully implement our overall business strategies, including our ability to realize the benefits of our cost reduction programs, and may be affected by events beyond our control, such as prevailing economic, financial and industry conditions, including unfavorable foreign currency movements relative to the U.S. Dollar and increases in the interest rate on our debt resulting from changes in market interest rates. Costs we incur as a result of initiatives we undertake may also impact our ability to comply with the financial ratios. In addition, as described above, in February 2007, the interest rate on our debt increased as a result of a downgrade in the rating of our senior indebtedness by Moody’s. The effective interest rate on our debt may also be impacted by interest rate swap arrangements into which we may enter. There can be no assurance that we will continue to be in compliance with such financial ratios. Because the financial ratios become more restrictive over time, our financial performance will need to improve in subsequent periods in order for us to remain in compliance with the financial ratios in subsequent periods. For example, based upon our current expectations for the level of our funded indebtedness as of the end of the applicable period as calculated for the purposes of the leverage ratio covenant, in order to be in compliance with the leverage ratio covenant in respect of the four fiscal quarters ending March 31, 2008, we will need to generate Adjusted EBITDA during the six months ended March 31, 2008 that is in excess of the amount of Adjusted EBITDA that we generated in the six months ended March 31, 2007 and in order to be in compliance with the leverage ratio covenant in respect of the four fiscal quarters ending June 30, 2008, we will need to generate Adjusted EBITDA during the nine months ended June 30, 2008 in excess of the amount of Adjusted EBITDA we generated in the nine months ended June 30, 2007.

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

The amount of cash required to pay the quarterly dividend declared for December 17, 2007 at the $0.1125 per share level depends on the number of shares outstanding and the level of participation in the DRIP. Approximately $2.6 million of cash would be required to pay this dividend based upon 45,459,274 shares of common stock outstanding as of September 30, 2007 and an assumed participation rate of 50% in the DRIP for this dividend. We expect that the number of our shares outstanding will increase as a result of participation in the DRIP. The number of shares of our common stock issued in connection with the DRIP will depend on the dividends declared by us, the level of participation in the DRIP and the trading price of our common stock applied in calculating the shares issued pursuant to the DRIP. See “—Dividend Policy” above. More cash would be required to pay quarterly dividends at the $0.1125 per share level in succeeding quarters if the number of our shares of common stock outstanding increases and the participation in the DRIP were at the 50% level for each of these dividends. We generated $49.9 million of pre-dividend free cash flow for the twelve month period ended September 30, 2007. If we achieved this level of pre-dividend free cash flow for the twelve month period ended December 31, 2007, the pre-dividend free cash flow based limitation on our quarterly dividends would, before the application of the other limitations on dividends described above (including the $0.1125 per share quarterly dividend limitation and Authorized Dividend Amount limitation), limit the quarterly dividend that could be paid in the first quarter of 2008 to $5.6 million (not including dividends applied to newly-issued or treasury shares of our common stock pursuant to a dividend reinvestment plan). The Apax entities have made no commitment to participate in the DRIP beyond 2008.

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

Derivatives and Hedging. We account for our derivative instruments in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS No. 133). SFAS No. 133 requires companies to record derivatives on their balance sheets as either assets or liabilities measured at their fair value. All changes in the fair value of derivatives are recognized currently in earnings unless specific hedge criteria are met, which requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

There are two types of hedges into which we enter: hedges of fair value exposure and hedges of cash flow exposure. Hedges of fair value exposure are entered into in order to hedge the fair value of a recognized asset or liability, or a firm commitment. Hedges of cash flow exposure are entered into in order to hedge a forecasted transaction or the variability of cash flows to be paid related to a recognized liability. On the date the derivative contract is executed, the Company designates the derivative as either a fair value or a cash flow hedge. Changes in derivative fair values that are designated as fair value hedges are recognized in earnings as offsets to the changes in fair value of the related hedged assets, liabilities and firm commitments. Changes in the derivative fair values that are designated as cash flow hedges which meet the criteria for hedge accounting are recorded in other comprehensive income (loss). However, we currently record interest rate swap derivatives which are cash flow hedges in earnings because, although these cash flow hedges otherwise would have qualified for hedge accounting under SFAS No. 133, hedge accounting under SFAS No. 133 was not allowed because we inappropriately applied the “short cut” method to evaluate these interest rate swaps for hedge accounting purposes from the date of inception. In addition, beginning with the third quarter of 2007, the Company decided not to seek hedge accounting for foreign exchange cash flow hedges and thus is recording the changes in their fair value in earnings.

For the period of the fourth quarter 2007 through the second quarter 2008, the expiration date of the interest rate swaps that we entered into in June 2005, we expect to record in the aggregate approximately $5.5 million of additional interest expense in our income statement as a result of the mark to market accounting through earnings related to these interest rate swaps. However, for the period of June 2005 through June 2008, the period covered by the interest rate swap agreements, there is no impact to interest expense in the aggregate as a result of the mark to market accounting through earnings related to these interest rate swaps.

We intend to enter into new interest rate hedging arrangements in the near future that extend beyond the second quarter of 2008 and, in connection with such arrangements, also intend to cancel the existing interest rate swaps in consideration for their cash value. We intend that such new interest rate swaps will effectively fix the interest rate on approximately 85% of the term loan portion of our credit facility through 2010. Additionally, we intend that such new interest rate swaps shall qualify for hedge accounting under SFAS No. 133 and accordingly the changes in their fair value will not be subject to mark to market accounting through earnings.

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

Information evaluated includes our financial position and results of operations for the current and preceding years as well as an evaluation of currently available information about future years. In light of our accumulated loss position in certain tax jurisdictions at September 30, 2007, and the uncertainty of profitability in future periods, we recorded valuation allowances for deferred tax assets primarily related to net operating loss carryforwards in the United States, United Kingdom and Sweden.

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

EBITDA is defined as net income (loss) before interest expense, income tax provision (benefit) and depreciation and amortization. Adjusted EBITDA is defined in our credit facility and is EBITDA plus (i) expenses or losses incurred on or prior to the completion of our initial public offering in connection with proposed or completed debt or equity financing transactions, including expenses or losses related to the early retirement or extinguishment of debt and any bonuses paid in connection with such financing transactions, (ii) unrealized foreign exchange (gain) loss on certain indebtedness, net, (iii) restructuring or related impairment costs and costs for programs intended to increase productivity and economic efficiency or our market share capacity, reduce cost structure, improve equipment utilization or provide additional regional capacity to better serve growth markets (not to exceed $11.0 million in the aggregate for 2005, $4.0 million in the aggregate for 2006, $12.0 million in the aggregate for 2007 and $5.0 million in the aggregate in each year thereafter), (iv) reserves for inventory in connection with plant closings, (v) stock-based and other non-cash compensation charges, charges from forgiveness of loans made to employees in connection with the purchase of equity and any tax gross-up payments made in respect of such loan forgiveness in connection with or prior to the completion of our initial public offering, (vi) certain transaction costs, including costs incurred in connection with our initial public offering and the related debt financing and the legal reorganization of Brazilian subsidiaries, (vii) costs associated with payments to management prior to the completion of our initial public offering in connection with the termination of incentive plans, (viii) non-cash charges resulting from the application of purchase accounting, (ix) any fees, expenses or charges deducted in computing net income (loss) which have been determined by management, which determination is reasonably acceptable to the administrative agent under our credit facility, to be non-recurring by virtue of changes in our method of operations pursuant to our cost reduction programs, (x)

non-cash losses (net of non-cash gains) resulting from marking-to-market hedging obligations, (xi) non-cash expenses resulting from the granting of stock options, restricted stock or restricted stock unit awards under equity compensation programs solely with respect to our common stock and (xii) expenses not exceeding $5 million per year incurred as a result of the repurchase, redemption or retention of our own common stock earned under equity compensation programs solely in order to make withholding tax payments. Adjusted EBITDA, as defined in the credit facility and calculated below, may not be comparable to similarly titled measurements used by other companies. The following table provides a reconciliation from net cash provided by operating activities, which is the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA.

	Three Months Ended September 30,
(in thousands)	2007	2006
Net cash provided by operating activities	$18,424	$22,580
Interest expense, net	13,995	14,484
Net change in operating assets and liabilities	2,531	(5,255)
Income tax provision	3,208	1,963
Stock-based compensation	(578)	(389)
Deferred financing cost amortization	(914)	(777)
Deferred taxes	2,230	1,720
Gain on disposition of property and equipment	78	69
Unrealized foreign exchange gain (loss) on indebtedness, net	(519)	322
Change in fair value of interest rate swaps	(2,711)	(4,411)

EBITDA	35,744	30,306
Unrealized foreign exchange (gain) loss on indebtedness, net	519	(322)
Change in fair value of other derivatives	(451)	—
Restructuring expenses	805	1,274
Growth program costs (B)	1,255	—
Inventory write-offs under restructuring programs	(21)	—
Non-cash compensation and related expenses	578	389
Non-recurring expenses resulting from cost reduction programs (C)	—	561

Adjusted EBITDA	$38,429	$32,208

	Nine Months Ended September 30,
(in thousands)	2007	2006
Net cash provided by operating activities	$48,503	$44,629
Interest expense, net	37,337	29,086
Net change in operating assets and liabilities	14,930	25,961
Income tax provision	9,213	10,597
Stock-based compensation	(1,773)	(1,946)
Deferred financing cost amortization	(2,732)	(2,477)
Deferred taxes	(3,550)	(4,491)
Asset impairment	(389)	—
Gain on disposition of property and equipment	1,223	22
Unrealized foreign exchange loss on indebtedness, net	(518)	(1,535)
Change in fair value of interest rate swaps	(4,205)	1,529

EBITDA	98,039	101,375
Unrealized foreign exchange loss on indebtedness, net	518	1,535
Change in fair value of other derivatives	(451)	—
Restructuring expenses	5,769	1,672
Non-cash impairment charges (A)	389	—
Growth program costs (B)	3,459	—
Inventory write-offs under restructuring programs	73	—
Non-cash compensation and related expenses	1,773	1,946
Non-recurring expenses resulting from cost reduction programs (C)	(68)	3,035

Adjusted EBITDA	$109,501	$109,563

(A)	In accordance with the definition of Adjusted EBITDA in our credit facility, non-cash impairment charges resulting from application of Statement of Financial Accounting Standards Nos. 142 and 144 have been added back to Adjusted EBITDA.

(B)	In accordance with the definition of Adjusted EBITDA in our credit facility, as amended on May 2, 2007, growth programs are those intended to increase productivity and economic efficiency or the market share capacity of the Company, reduce cost structure, improve equipment utilization or provide additional regional capacity to better serve growth markets. These growth program costs for the three and nine months ended September 30, 2007 include expenses incurred for our lean manufacturing initiatives, expansion into Vietnam and other growth programs. Growth program costs were not added back to net income in calculating Adjusted EBITDA for the three and nine months ended September 30, 2006 based upon the credit facility as in effect at that time.

(C)	In accordance with the definition of Adjusted EBITDA in our credit facility, certain fees, expenses and charges deducted in computing net income determined by us to be non-recurring, which determination was accepted by the administrative agent under the facility, by virtue of changes in our method of operations pursuant to our cost reduction programs have been added back to Adjusted EBITDA for the three and nine months ended September 30, 2007 and September 30, 2006. These fees, expenses and charges are presented in the following table:

(in thousands)	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Environmental charges in connection with facilities closures pursuant to cost reduction programs	$—	$—
Certain operating costs incurred in connection with the transition of production operations from closed facilities to other facilities (2)	—	561

Total	$—	$561

(in thousands)	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Environmental charges in connection with facilities closures pursuant to cost reduction programs (1)	$(200)	$—
Certain operating costs incurred in connection with the transition of production operations from closed facilities to other facilities (2)	132	3,035

Total	$(68)	$3,035

(1)	For the nine months ended September 30, 2007, reflects the reversal of amounts accrued in prior periods.

(2)	For the nine months ended September 30, 2007, the amount includes added operating costs related to restructuring programs in Italy. For the three and nine months ended September 30, 2006, the amount includes added operating costs related to facility closures in North America.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of September 30, 2007, we had open foreign currency exchange contracts maturing through June 2008 with total net notional amounts of approximately $14.7 million. At September 30, 2007, we prepared an analysis to determine the sensitivity of our forward foreign exchange contracts to changes in exchange rates. A hypothetical adverse exchange rate movement of 10% against our forward foreign exchange contracts would have resulted in a potential net loss in fair value of these contracts of approximately $1.5 million. All such losses on these forward foreign exchange contracts would be substantially offset by gains on the underlying transactions that we had hedged.

For additional information about the risks associated with fluctuations in currency exchange rates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign Exchange.”

Interest Rate Hedging. Our senior credit facility has a variable interest rate. We entered into interest rate swap contracts effective June 30, 2005 pursuant to which we pay fixed rates on U.S. Dollar notional amounts while receiving the applicable floating LIBOR, Euribor or CDOR rates. These interest rate swaps do not qualify for hedge accounting under SFAS No. 133 and the change in their fair value is subject to mark to market accounting through earnings. Although these interest rate swaps are subject to mark to market accounting through earnings, the interest rate swap contracts effectively fix, from a cash flow hedge perspective, the interest rate on 86% of the term loan portion of the credit facility through June 30, 2008. The mark to market accounting through earnings has no effect on cash flows from operating, investing or financing activities. As of September 30, 2007, the weighted average interest rate on the effectively fixed portion of the term loan facility was 6.09%; the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the applicable 90-day LIBOR, Euribor or CDOR rate, was 7.67%. We estimate that a 1% increase in the LIBOR, Euribor and CDOR rates would increase the interest expense on the portion of our term loan facility not effectively fixed by interest swap contracts by approximately $0.9 million on an annual basis. In February 2007, the applicable margin for LIBOR term loans, LIBOR revolving loans, Euribor loans and CDOR loans under our senior credit facility increased from 2.50% to 2.75% as a result of Moody’s downgrade of its rating of our senior indebtedness.

We intend to enter into new interest rate hedging arrangements in the near future that extend beyond the second quarter of 2008 and, in connection with such arrangements, also intend to cancel the existing interest rate swaps in consideration for their cash value. We intend that such new interest rate swaps will effectively fix the interest rate on approximately 85% of the term loan portion of our credit facility through 2010. Additionally, we intend that such new interest rate swaps will qualify for hedge accounting under SFAS No. 133 and accordingly the changes in their fair value will not be subject to mark to market accounting through earnings. To the extent that we do enter into a new hedging arrangement that effectively fixes the interest rate on a portion of our senior debt in the near future, we expect the effectively fixed rate to be higher than the effectively fixed rate as of September 30, 2007. Based on the recent indicators of interest rates, we expect the effectively fixed interest rate on debt covered by these new interest rate swaps to be approximately 1% higher than the rate as of September 30, 2007. If we do not enter into new interest rate hedging arrangements when the existing interest rate swaps expire, the interest rate on all of the debt covered by our senior credit facility will fluctuate based on LIBOR, Euribor and CDOR rates. To the extent these interest rates increase, our interest expense will increase, in which event, we may have difficulty making interest payments and funding our other costs and our ability to comply with the financial covenants in our credit facility may be adversely affected.

For the purpose of calculating interest expense under our credit facility, we do not take into account the mark to market impact for interest rate swaps.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, as of September 30, 2007, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances. However, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as set forth above.

(b) Changes in Internal Control over Financial Reporting. As disclosed in our annual report for the year ended December 31, 2006 on Form10-K/A filed with the Securities and Exchange Commission on August 23, 2007, in August 2007 we determined that there was a material weakness in our internal controls over financial reporting with respect to hedge accounting for interest rate swaps. In light of this material weakness, on August 23, 2007 we restated our financial statements for the affected periods. To remediate the material weakness and enhance our internal control over financial reporting, in August 2007 management implemented the following changes:

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

Other than these changes, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and15d-15(f) under the Act) occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

XERIUM TECHNOLOGIES, INC.
(Registrant)

Date: November 9, 2007	By:	/s/ Michael P. O’Donnell
Michael P. O’Donnell Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

10.1+	Amended and Restated Service Contract with John Badrinas.

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Statement of the Chief financial Officer pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory arrangement or plan.