Form 10-K
period 2007-12-31
XERIUM TECHNOLOGIES INC
filed 2008-04-08
CIK 1287151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Common Stock, $0.01 par value per share

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant on June 30, 2007 was approximately $158,248,182. There were 46,088,662 shares of the registrant’s common stock, $0.01 par value, outstanding as of April 4, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A, is incorporated by reference in Part III to the extent described therein.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Undue reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance, or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include the following items:

•

our lenders would have the right to demand immediate repayment of our obligations under our credit facility and counterparties may have the right to terminate our existing interest rate swaps if we remain in default of our financial covenants at May 31, 2008;

•	our borrowing costs are likely to increase in the event that we are able to reach agreement on amendment of our financial covenants or otherwise refinance our credit facility;

•	the NYSE may delist our common stock if we are unable to meet the NYSE listing requirements;

•	our revenues and profitability could be adversely affected by fluctuations in currency exchange rates;

•	our profitability would be reduced by a decline in the prices of our products;

•	our profitability could be adversely affected by fluctuations in interest rates;

•	we may not be able to develop and market new products successfully or we may not be successful in competing against new technologies developed by competitors;

•

our credit facility contains restrictive covenants, including covenants requiring compliance with minimum interest coverage and fixed charge coverage ratios and maximum leverage ratios, that will require us to improve our performance over time to in order to be in compliance therewith;

•	our credit facility as amended, prohibits the payment of dividends on our common stock;

•	we may have insufficient cash to fund growth and unexpected cash needs after satisfying our debt service obligations due to our high degree of leverage and significant debt service obligations;

•

we are subject to the risk of weaker economic conditions, including without limitation those affecting the paper industry, in the locations around the world where we conduct business, including current turmoil in the credit markets;

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

Other factors that could materially affect our actual results, levels of activity, performance or achievements can be found in our “Risk Factors” section in this Annual Report on Form 10-K. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. Any forward-looking statement in this Annual Report on Form 10-K reflects our current views with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise.

All references in this Annual Report to “Xerium”, “we”, “our” and “us” means Xerium Technologies, Inc.

PART I

ITEM 1. BUSINESS

Overview

We are a leading global manufacturer and supplier of two categories of consumable products used primarily in the production of paper—clothing and roll covers. We market our products through the following industry-recognized brands:

Brand	Product Category	Geographic Region
Huyck Wangner	Clothing	Worldwide other than North America
Weavexx	Clothing	North America
Stowe Woodward	Roll Covers	Worldwide
Mount Hope	Spreader Rolls	Worldwide
Robec	Spreader Rolls	Europe

Our products are installed on paper-making machines and play key roles in the process by which raw materials are converted into finished paper. A fundamental characteristic of our products is that they wear down over time in the paper production process and must be regularly replaced. As of December 31, 2007, we have an extensive global footprint of 35 manufacturing facilities in 15 countries, strategically located in the major paper-producing regions of North America, Europe, South America and Asia-Pacific, and have 3,734 employees worldwide. We market our products, primarily using our direct sales force, to the paper industry’s leading producers. In 2007, we generated net sales of $615.4 million. The consumable nature of our products positions us to make recurring sales to our customers, and accordingly the number of paper machines in operation throughout the world and the volume of paper and board produced globally each year are primary drivers of the demand for our product.

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

Our clothing products are highly engineered synthetic textile belts that transport paper as it is processed on a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Our clothing segment represented 66% of our 2007 net sales.

Roll cover products cover the rolls on a paper-making machine, which are the large steel cylinders over which clothing is mounted and between which the paper travels as it is processed. Our roll covers provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by the paper producer. We currently use over 500 compounds in our roll cover manufacturing process. Our roll cover segment represented 34% of our 2007 net sales.

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

We have a reputation for technological innovation in the paper-making industry. We pioneered a number of technologies that have become industry standards. These include, in our clothing business, synthetic forming fabrics (which replaced bronze wire technology), double-layer forming fabrics, laminated press felts and, most recently, triple-layer forming fabrics. In our roll covers business, these include press release roll covers (which replaced the granite products used previously), tissue machine press rolls, coater roll covers and the use of nanotechnology and real time nip impression and nip sensing in our roll covers business. Our portfolio of patented and proprietary product and manufacturing technologies differentiates our product offerings from others in the market and allows us to deliver high value products and services to our customers. We currently have approximately 250 domestic and foreign patents and approximately 200 pending patent applications. Our patents and patent applications cover approximately 85 different inventions. We currently license certain of our patents or technologies to some of our competitors, which we believe helps further demonstrate our technological leadership in the industry. We believe that the technological sophistication of our products and the capital-intensive nature of our business present significant challenges to any potential new competitors in our field.

Our business was organized in 1999 in connection with the acquisition of the paper technology group of Invensys plc. We completed our initial public offering and a reorganization on May 19, 2005. In connection with the offering, we entered into a $750 million credit facility agreement and repaid $752.5 million of principal and interest on our previously existing senior bank debt, mezzanine bank debt and certain non-interest bearing shareholder notes.

Recent Developments

Our credit facility requires that we meet certain operating requirements and financial ratios in order to avoid a default or event of default under the facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility” below. We were in compliance with the financial ratio covenants at December 31, 2007. While we have not completed our calculations for the covenants for the period ended March 31, 2008, we anticipate we will be in default of our leverage ratio covenant and possibly our interest coverage ratio covenant for the period ended March 31, 2008, although we expect to generate cash flow from operations sufficient to service the debt under the credit facility prior to the stated maturity of the debt if there is not otherwise an event of default and acceleration of the maturity of the debt. Because we anticipate future covenant problems, our independent registered public accounting firm has included an explanatory paragraph in its report on our 2007 consolidated financial statements related to the uncertainty in our ability to continue as a going concern. The inclusion of that paragraph in its report also constitutes a default under our credit facility. On April 8, 2008, we obtained a temporary waiver from the lenders for these defaults. The waiver is in effect until May 31, 2008. Because the financial ratio covenants become more restrictive over time, we do not expect to be in compliance with certain financial ratio covenants for future periods as well.

In the event that the lenders under our credit facility decline to provide the Company with a further waiver of past and then-existing defaults for periods subsequent to May 31, 2008, the lenders would have the right to demand immediate repayment of such obligations under the credit facility. Any such acceleration of the Company’s obligations would likely cause other lenders and contractual counterparties, including counterparties to our interest rate swap agreements and other hedge agreements, to terminate and/or to accelerate the Company’s obligations under other financing and credit instruments and agreements. Should the lenders and/or other counterparties demand immediate repayment of such obligations, the Company expects that it would not be able to pay such obligations. In such event, or even in the event that the lenders do not accelerate the Company’s obligations, the Company and its subsidiaries may have to file for bankruptcy. The Company is in discussions with the lenders under its credit facility to amend the financial covenants, although no assurances can be given that the Company will successfully amend such covenants, or amend such covenants in a manner sufficient to adequately reduce the risk of default in the near future. In connection with any such amendments, the lenders are likely to condition agreement on substantial increases in the fees and interest rate payable under the credit facility. The Company is also considering other strategic initiatives, which may include issuing equity or other securities to prepay a portion of our outstanding debt. The reduction of debt would reduce the Company’s leverage ratio and, over time, increase the interest coverage ratio, putting aside any changes in the interest rates applicable to such ratio. The Company has retained an investment bank to assist it with these strategic initiatives. There can be no assurance that we will be able to complete any such strategic initiatives on satisfactory terms.

The waiver agreement referred to above effects an amendment to our credit facility that prohibits us from paying dividends. Accordingly, we do not anticipate paying dividends on our common stock for the foreseeable future.

As of December 31, 2007, we recorded a non-cash charge for goodwill impairment of $185.3 million (and a related tax benefit thereon of $18.3 million) related to our roll covers segment based on assessments performed as of the year ended December 31, 2007. In accordance with SFAS No. 142, Accounting for Goodwill and Other Intangible Assets (“SFAS No. 142”), we are required to test goodwill at least annually for impairment, which we test annually as of December 31. We determined as of December 31, 2007, that our goodwill for the roll covers segment was impaired due to expectations of lower profitability based on continued price competition in this segment and to the increased carrying value of the net assets in this segment primarily due to currency translation effects thereon.

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

Continue to Reduce Costs through Productivity Improvements. We have a successful record of improving our productivity through cost reduction programs and other productivity initiatives. Our management team has successfully identified and pursued a number of cost-savings opportunities throughout our global manufacturing and operational base, and we believe that we have the potential to further improve productivity and reduce costs. We expect to incur additional restructuring expenses in connection with pursuing these opportunities. We believe that potential to improve productivity includes the opportunities to enhance our manufacturing efficiency by improving our process yields and cycle times, and to increase investment in advanced process development activities focused in these areas.

Selectively Pursue Strategic Acquisitions and Other Growth Opportunities. We expect to selectively pursue strategic partnerships, alliances or acquisitions that we believe have the potential to expand our product offerings for use primarily within the paper-making industry, and improve our competitiveness. In addition, we believe that we have opportunities to grow our existing businesses through new product innovations, expansion of our product offering, selective investments in new production equipment or facilities and other initiatives.

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

Forming fabrics. Forming fabrics are used at the head of paper-making machines, where highly diluted paper stock is deposited on the forming fabric while the fabric is traveling at a very high speed. Forming fabrics allow water to drain from the paper stock, which creates an initial wet sheet. Forming fabrics must be porous enough to allow water to drain evenly but tight enough to retain and align the fiber and other materials that form the sheet of paper. They must also be strong enough to withstand high mechanical stresses. Forming fabrics are custom-manufactured in single, double, and triple layer designs in a variety of meshes to suit particular machines and paper grades. Customers are increasingly demanding the higher-priced triple layer designs that remove more moisture and produce higher quality paper. In 2007, forming fabrics accounted for approximately 46% of net sales in our clothing segment.

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

Press felts differ from forming fabrics and dryer fabrics due to the addition of several layers of staple fiber that are needled into the fabric base. The staple fiber provides a smooth surface to meet the wet sheet of paper and creates a wicking effect to remove water from the paper sheet as it is pressed under high pressure between press rolls. Press felts are manufactured in a variety of designs, including lightweight single layer felts, multi-layer laminated endless felts and seamed felts that allow for reduced installation times. In 2007, press felts accounted for approximately 38% of net sales in our clothing segment.

Dryer fabrics. Dryer fabrics are used to transport the paper sheet through the drying section of paper-making machines, where high temperatures from large, steam-heated dryer cylinders evaporate the remaining moisture from the paper sheet. Dryer fabrics, which are less technically advanced than forming fabrics or press felts, are woven from heat-resistant yarns with a coarser mesh than forming fabrics. In 2007, dryer fabrics accounted for approximately 5% of net sales in our clothing segment.

Industrials and Other. We also manufacture other types of clothing used in other industrial applications, such as steel, plastics, leather and textiles manufacturing. In 2007, sales for such industrial applications accounted for 10% of net sales in our clothing segment. We also manufacture auto-joining equipment used on paper-making machines. Sales of auto-joining equipment accounted for approximately 1% of net sales in our clothing segment in 2007.

New Clothing Products. In recent years, we have focused our research and development efforts on higher-value-added, technologically advanced products, such as forming fabrics and press felts, which offer paper producers the greatest potential for differentiating their products through quality improvements and for increasing their operating efficiency. Our research and development efforts have resulted in several innovative new forming fabric and press felt products, including a number of high performance products, such as triple layer forming fabrics, for use on high performance paper-making machines. In addition, we have developed new clothing products aimed at segments of the paper-making process that we have not historically served, such as the growing market for shoe press belts and other clothing products designed for use in the technologically-advanced press section of a paper-making machine.

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

Roll cover replacement is performed at the manufacturing facility of the supplier, such as Xerium, which necessitates removing the roll from the paper-making machine, transporting it to the supplier’s site and using a spare in the interim. In general, each roll on a paper-making machine is unique due to its dimensions, specific design and cover material, and therefore not interchangeable with other rolls. Because of their large size, paper producers generally maintain only one spare roll for each position on a paper-making machine. It is important that the roll cover replacement be completed quickly, because a malfunction of the spare roll could render the paper-making machine inoperable.

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

We typically sell roll covers for between $1,000 per roll (e.g., for a small installed rubber roll cover) and $300,000 per roll (e.g., for a large installed polyurethane cover). Sales of roll covers accounted for approximately 61% of our total sales in our roll covers segment in 2007.

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

We offer a wide range of mechanical maintenance and repair services for the internal mechanisms of rolls. Paper producers are increasingly finding it economical to have the company that refurbishes or replaces a roll cover also perform work on the internal roll mechanisms at the same time, which avoids having multiple suppliers and incurring additional time and transportation charges. We began performing such services to meet the demands of our customers and attempt to gain a competitive advantage. We provide major mechanical services at ten locations around the world and we are expanding to additional locations. Roll cover refurbishment services and mechanical services accounted for approximately 15% of our total sales in our roll covers segment in 2007.

Spreader rolls. We manufacture and repair spreader rolls, which are small-diameter curved rolls used throughout a paper-making machine to stretch, smooth and remove wrinkles from the paper and clothing. There are approximately five to seven spreader rolls in a typical paper-making machine. We typically sell spreader rolls for between $1,000 and $200,000 per roll. We also rebuild and overhaul existing spreader rolls, typically for between $1,000 and $100,000 per roll. Sales of spreader rolls and related services accounted for approximately 24% of our total sales in our roll covers segment in 2007.

New Roll Products. We have introduced a number of innovations to our roll cover and spreader roll products in recent years, including shoe press belts which utilize our expertise in polyurethane material and manufacturing technologies, composite calendar roll covers that use nanoparticle technology to improve roll cover durability and paper gloss, as well as covers that use an improved polyurethane to increase abrasion and moisture resistance as well as responsiveness and stability. We are looking at new products, which will use different materials and utilize different sales channels, in addition, to providing enhancements to our existing product line.

In 2007, net sales to the paper-making industry accounted for approximately 91% of our total sales in our roll covers segment. Paper producers accounted for approximately 83% of net sales, and paper-making machine manufacturers accounted for approximately 8% of net sales. Sales for use in other industrial applications, including steel, plastics, leather and textiles manufacturing, accounted for the remaining 9% of our net sales in our roll covers segment.

Customers

We supply leading paper producers worldwide. Our top ten customers accounted for 23% of net sales in 2007 and individually, no customer accounted for more than 4% of 2007 net sales. In 2007, 38% of our net sales was in North America, 37% was in Europe, 9% was in South America, 14% was in Asia-Pacific and 2% was in the rest of the world.

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

Research and Development

Our continuing ability to deliver value depends on developing product innovations. As we create new and improved products we often obtain patent protection for our innovations, which is indicative of our technical capabilities and creativity. Although we do not consider any single patent to be material to our business, we believe that, in the aggregate, our patents and other intellectual property provide us with a competitive advantage. We currently have approximately 250 domestic and foreign patents outstanding and approximately 200 pending patent applications. Our patents and patent applications cover approximately 85 different inventions. Some of our competitors license our technology from us in exchange for royalty payments, although such licensing does not represent a material amount of our business.

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

Employees

As of December 31, 2007 we had 3,734 employees worldwide, of which 2,898 were manufacturing employees, 443 were sales and marketing employees, 65 were in research and development and 328 were administrative and other employees. As of December 31, 2007, 2,734, or 73%, of our employees are subject to protection as members of trade unions or various collective bargaining agreements, primarily outside of the United States. We believe that we have good relations with our employees’ trade unions and labor unions and we have not experienced any material labor disputes.

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

If we do not enter into amendments to our credit facility prior to the expiration of the temporary waiver, we expect to be in default of various financial covenants at May 31, 2008, which could have a material adverse effect on our ability to continue operating as a going concern.

Our credit facility requires that we meet certain operating requirements and financial ratios in order to avoid a default or event of default under the facility. These financial covenants are as follows:

•	Our interest coverage ratio as of the end of any period set forth below must exceed the ratio set forth for such period:

Period	Ratio
Fiscal quarters ending December 31, 2007 through June 30, 2009	3.50:1
Fiscal quarters ending September 30, 2009 through March 31, 2010	3.75:1
Fiscal quarters ending June 30, 2010 through December 31, 2010	4.00:1
Fiscal quarters ending March 31, 2011 and June 30, 2011	4.25:1
Fiscal quarters ending September 30, 2011 through March 31, 2012	4.50:1

•	Our leverage ratio as of the end of any period set forth below must not exceed the ratio set forth for such period:

Period	Ratio
Fiscal quarter ending December 31, 2007	4.50:1
Fiscal quarters ending March 31, 2008 through September 30, 2008	4.25:1
Fiscal quarters ending December 31, 2008 and March 31, 2009	4.00:1
Fiscal quarters ending June 30, 2009 through December 31, 2009	3.75:1
Fiscal quarters ending March 31, 2010 through December 31, 2010	3.50:1
Fiscal quarters ending March 31, 2011 through March 31, 2012	3.25:1

•	Our fixed charge coverage ratio as of the end of any period set forth below must exceed the ratio set forth for such period:

Period	Ratio
Fiscal quarter ending December 31, 2007	1.80:1
Fiscal quarters ending March 31, 2008 and thereafter	1.85:1

We were in compliance with the financial ratio covenants at December 31, 2007. While we have not completed our calculations for the covenants for the period ended March 31, 2008, we anticipate we will be in default of our leverage ratio covenant, primarily due to the increased amount of our reported indebtedness as a result of the decline in the value of the U.S. Dollar, and possibly our interest coverage ratio covenant for the period ended March 31, 2008, although we expect to generate cash flow from operations sufficient to service the debt under the credit facility prior to the stated maturity of the debt if there is not otherwise an event of default and acceleration of the maturity of the debt. Further, as described below, our independent registered public accounting firm has included an explanatory paragraph in its report on our 2007 consolidated financial statements related to the uncertainty in our ability to continue as a going concern. The inclusion of that paragraph in its report also constitutes a default under our credit facility. On April 8, 2008, we obtained a temporary waiver from the lenders for these defaults. The waiver is in effect until May 31, 2008. Because the financial ratio covenants become more restrictive over time, we do not expect to be in compliance with certain financial ratio covenants in future periods as well. In order to be in compliance with the financial ratios we would have to substantially improve our financial and operational performance, which may be difficult in the current economic environment.

In the event that the lenders under our credit facility decline to provide the Company with a further waiver of past and then-existing defaults for periods subsequent to May 31, 2008, the lenders would have the right to demand immediate repayment of the Company’s obligations under the credit facility. Any such acceleration of the Company’s obligations would likely cause other lenders and contractual counterparties, including counterparties to our interest rate swap agreements and other hedge agreements, to terminate and/or to accelerate the Company’s obligations under other financing and credit instruments and agreements. In such event, or even in the event that the lenders do not accelerate the Company’s obligations, the Company and its subsidiaries may have to file for bankruptcy. The Company is in discussions with the lenders to amend the financial covenants, although no assurances can be given that the Company will successfully amend such covenants, or amend such covenants in a manner sufficient to adequately reduce the risk of default in the near future. In connection with any such amendments, the lenders are likely to condition agreement on substantial increases in the fees and interest rate payable under the credit facility. The Company is also considering other strategic initiatives such as issuing equity or other securities to prepay a portion of our outstanding debt. The reduction of debt would reduce the Company’s leverage ratio and, over time, increase the interest coverage ratio, putting aside any changes in the interest rates applicable to such ratio and changes in Adjusted EBITDA performance. The Company has retained an investment bank to assist it with these strategic initiatives. There can be no assurance that we will be able to complete any such strategic initiatives on satisfactory terms. Based upon the foregoing, our independent registered public accounting firm has included an explanatory paragraph in its report on our 2007 consolidated financial statements related to the uncertainty in our ability to continue as a going concern. See “Risks Relating to Our Capital Structure” below.

Risks Relating to our Business and the Industry

A sustained downturn in the paper industry could adversely affect our revenues and profitability.

Historically, demand for our products has been driven primarily by the volume of paper produced on a worldwide basis. The profitability of paper producers has historically been highly cyclical due to wide swings in the price of paper, driven to a high degree by the oversupply of paper during periods when paper producers have more aggregate capacity than the market requires. A sustained downturn in the paper industry, either globally or in a particular region, can cause paper manufacturers to reduce production or cease operations, which could adversely affect our revenues and profitability. Paper producers began in 2000 to take actions that seek to structurally improve the balance between the supply of and demand for paper. As part of these efforts, they have shut down many paper-making machines. Between 2001 and 2004 the bulk of these closures occurred in North America and announcements by paper producers for shutdowns of paper-making machines in North America also occurred from 2005 to 2007, although at a reduced level compared to 2001 through 2004. In 2005, 2006 and 2007, there was an increase in the number of planned shutdowns of paper-making machines in Europe, although not at the level experienced in recent years in North America. During 2005, 2006 and 2007, the sales and profitability of our North American and European operations were adversely affected by these shutdowns. Papermakers continue to experience low levels of profitability, and we believe that further consolidation among papermakers, reducing the number of paper producers, and shutdowns of paper-making machines will occur in Europe and North America until there is a better balance between supply and demand for paper and the profit levels of paper producers improve. Additionally, we are seeing a trend that paper producers are placing an increasingly strong emphasis on maintenance cost reduction and as a result are extending the life of roll covers through additional maintenance cycles before replacing them.

We may be required to reorganize our operations in response to changing conditions in the paper industry, and such actions may require significant expenditures and may not be successful.

In the past few years, we have undertaken various restructuring measures in response to changing market conditions in the paper industry triggered by the decline in paper prices that began in 2001. For example, between January 1, 2003 and December 31, 2007, we incurred costs of approximately $55 million, in addition to approximately $17 million for capital expenditures, in connection with our cost reduction programs, including the closure of nine manufacturing facilities worldwide. We may engage in additional cost reduction programs in the future. We may not recoup the costs of programs we have already initiated, or other programs we may decide to engage in the future, the costs of which may be significant. We experienced added operating costs resulting from shifting production from certain of our closed facilities to other facilities which adversely impacted our cost of sales by approximately $6.4 million, $5.0 million and $0.1 million in 2005, 2006 and 2007, respectively. In connection with any future plant closures, delays or failures in the transition of production from a closed facility to our other facilities could also adversely affect our financial operations. In addition, our profitability may decline if our restructuring efforts do not sufficiently reduce our future costs while at the same time positioning us to maintain or increase our sales. We also expect to implement cost reduction programs in 2008, primarily in North America and Europe, to improve our manufacturing footprint to match market conditions and efficiencies in our operations. We expect to incur additional restructuring expenses of approximately $5 million during 2008, primarily in North America and Europe, to improve our manufacturing footprint to match market conditions and efficiencies in our operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cost Reduction Programs”.

Fluctuations in currency exchange rates could adversely affect our revenues, profitability and compliance with our debt covenants.

Our foreign operations expose us to fluctuations in currency exchange rates and currency devaluations. We report our financial results in U.S. Dollars, but a substantial portion of our sales, expenses and debt are denominated in Euros and other currencies. As a result, changes in the relative values of U.S. Dollars, Euros and other currencies will affect our levels of sales and profitability. If the value of the U.S. Dollar decreases relative to the value of the Euro and these other currencies, our levels of revenue and profitability will increase since the translation of a certain number of Euros or units of such other currencies into U.S. Dollars for financial reporting purposes will represent more U.S. Dollars. We would expect a similar but opposite effect in a period in which the value of the U.S. Dollar increases. In addition, in the case of sales to customers in certain locations, our sales are denominated in U.S. Dollars or Euros but all or a substantial portion of our associated costs are denominated in a different currency. As a result, changes in the relative values of U.S. Dollars, Euros and any such different currency will affect our profitability. Although in certain circumstances we attempt to hedge our exposure to fluctuations in currency exchange rates, our hedging strategies may not be effective.

In addition, our credit facility contains financial covenants that require us to maintain a minimum interest coverage ratio, a maximum leverage ratio and a minimum fixed charge coverage ratio. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility” for a description of the Company’s need to enter into an amendment to the credit facility to address expected non-compliance with these covenants. Even if the credit facility is amended and the financial covenants are made less restrictive, our ability to comply with these covenants will depend in part upon our reported financial results, which as indicated above are directly affected by currency fluctuations. For example, in the event the value of the U.S. Dollar increases relative to the Euro and other currencies in which we conduct business (and ignoring any other changes affecting our financial performance), the amount of our Adjusted EBITDA will decline. Since each of the financial ratio covenants in our credit facility is calculated by reference to the amount of our Adjusted EBITDA, currency fluctuations alone could lower the amount of our Adjusted EBITDA and therefore affect our ability to remain in compliance with our financial ratio covenants. In addition, we have certain indebtedness denominated in foreign currencies. A decline in the value of the U.S. Dollar relative to these other currencies will result in an increase in the reported amount of our indebtedness when the amount of such indebtedness is translated into U.S.

Dollars for financial reporting purposes. Since the leverage ratio calculated under our credit facility increases based upon the amount of our reported indebtedness, a decline in the value of the U.S. Dollar may result in our failure to maintain a leverage ratio below the maximum levels provided for in our credit facility. In summary, even if the financial covenants are made less restrictive in an amendment to the credit facility and our results of operations meet our expectations when viewed in local currencies, we may not be able to satisfy the financial covenants in our credit facility as a result of currency fluctuations alone and we would be in default under our credit facility and the lenders may call the debt.

For additional information about the risks associated with fluctuations in currency exchange rates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign Exchange.”

Increased price competition in our industry could adversely affect our gross margins and net sales.

Historically, we and our competitors have been able to sell clothing and roll covers products and services at favorable prices that reflect the value they deliver to customers. This favorable pricing has been particularly available for our more technologically advanced products, such as forming fabrics, press felts and roll covers. In 2006 and 2007, the financial health of our customers and continued pricing pressure from our competitors required us to reduce prices in some cases, eliminate or decrease the size of proposed price increases in other cases, resulting in price decreases in both of our business segments. Further pricing pressure from our competitors may require further price decreases or make us unable to effect planned price increases, which adversely affect our profitability.

Our industry is competitive and our future success will depend on our ability to effectively develop and market competitive products.

The paper-making consumables industry is highly competitive. Some of our competitors are larger than us, have greater financial and other resources and are well-established as suppliers to the markets we serve. In addition, some of our competitors also manufacture paper-making machines and have the ability to initially package sales of their clothing and roll cover products with the sale of their machines and/or to tie the warranties on their machines to the use of their clothing and roll cover products. Our products may not be able to compete successfully with the products of our competitors, which could result in a loss of customers and, as a result, decreased sales and profitability. We compete primarily based on the value our products delivered to our customers. Our value proposition is based on a combination of price and the technology and performance of our products, including the ability of our products to help reduce our customers’ production costs and increase the quality of the paper they produce. Our competitors could develop new technology or products that lead to a reduced demand for our products. In addition, our business depends on our customers regularly needing to replace the clothing and roll covers used on their paper-making machines. Either we or our competitors could develop new technologies that increase the useful life of clothing or roll covers, which could reduce the frequency with which our customers would need to replace their clothing and refurbish or replace their roll covers, and consequently lead to fewer sales.

Because we have substantial operations outside the United States, we are subject to the economic and political conditions of foreign nations.

We have manufacturing facilities in 14 foreign countries. In 2007, we sold products in approximately 63 countries other than the United States, which represented approximately 72% of our net sales. In 2007, we acquired two roll covers plants in China and, in the fourth quarter of 2007, we have also begun construction of a clothing facility in Vietnam. We have not operated facilities in Vietnam or China before, and we may face challenges in hiring employees, in our relations with various parties, including suppliers and governmental agencies, and in production. Any such problems could adversely impact our operating results and delay the commencement of production at the Vietnam facility.

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

The occurrence of any of these conditions could disrupt our business in particular countries or regions of the world, or prevent us from conducting business in particular countries or regions, which could adversely affect our revenues and profitability. In addition, as a holding company we will rely on dividends and other payments or distributions from our subsidiaries to meet our debt obligations. If foreign governments impose limitations on our ability to repatriate funds or impose or increase taxes on remittances or other payments to us, the amount of dividends and other distributions we receive from our subsidiaries could be reduced, which could reduce the amount of cash available to us to meet our debt obligations and pay dividends.

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

We believe that market recognition of the extended life of our roll cover products and the trend towards new paper machine designs which have fewer rolls has been and will continue to negatively impact the demand for our roll cover products.

We have seen a trend that paper producers are placing an increasingly strong emphasis on maintenance cost reduction and as a result are extending the life of roll covers through additional maintenance cycles before replacing them. Market recognition of the extended life of our roll covers products negatively impacts the demand for these products. In addition, we have seen a trend towards new paper machine designs which have fewer rolls, also negatively impacting the demand for our roll cover products. If we are not able to offset these negative impacts on the demand for our roll cover products with growth from new roll cover products, the sale of roll cover products in regions which we believe have high growth potential such as China, or from other sources, the volume of our roll cover sales will be adversely affected.

We expect our capital expenditures in 2008 to be less than those in 2007 and capital expenditures in 2009 to be lower than in 2008; this planned reduction in capital expenditures could negatively impact our ability to take advantage of growth opportunities.

We are in the process of building a clothing manufacturing facility in Vietnam. In first quarter of 2008, we determined to slow the pace of planned capital expenditures for the Vietnam facility and currently expect aggregate Company capital expenditures to be approximately $10 million less in 2008 as compared to 2007 and for capital expenditures to be lower in 2009 than 2008. This reduction in capital expenditures could impact our ability to achieve growth. For example, we expect the Vietnam facility to provide a source of products to serve markets in Asia, which we expect to grow faster than more developed markets, and provide products with lower manufacturing costs for certain other markets. Any delays in the completion of this facility may negatively impact our ability to take advantage of the growth potential of clothing products in Asia or to reduce the cost at which we produce products.

As part of our effort to reduce capital expenditures, we cancelled certain previously planned capital expenditures for the period ended March 31, 2008 and are in the process of discussing these cancellations with the supplier. There can be no assurance that these cancellations will not result in substantial penalties.

The loss of our major customers could have a material adverse effect on our sales and profitability.

Our top ten customers generated 23% of our net sales during 2007. The loss of one or more of our major customers, or a substantial decrease in such customers’ purchases from us, could have a material adverse effect on our sales and profitability. Because we do not generally have binding long-term purchasing agreements with our customers, there can be no assurance that our existing customers will continue to purchase products from us.

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

We cannot assure that we have been or will be at all times in complete compliance with all laws and regulations applicable to us which are designed to protect the environment and human health. We could incur substantial costs, including clean-up costs, fines and sanctions and third party property damage or personal injury claims, as a result of violations of or liabilities under environmental laws, relevant common law or the environmental permits required for our operations. We are currently conducting environmental remediation projects at certain of our sites, and we have been identified as a potentially responsible party under CERCLA or similar state requirements for several off-site locations. In 2005, 2006 and 2007, we paid $2.8 million, $2.5 million and $2.1 million, respectively, in connection with the environmental remediation of certain of our facilities. We believe that this environmental remediation is substantially complete. We do not expect any significant further remediation costs to be incurred in connection with these matters and believe that any additional liability in excess of amounts provided which may result from the resolution of such matters will not have a material adverse effect on our financial condition, liquidity or cash flow.

Adverse labor relations could harm our operations and reduce our profitability.

As of December 31, 2007, we had 3,734 employees, approximately 21% of whom were subject to protection of various collective bargaining agreements and approximately 52% of whom were subject to job protection as members of trade unions, employee associations or workers’ councils. Approximately 47% of the employees subject to collective bargaining agreements (or approximately 10% of our total employees) were covered by collective bargaining agreements that expire prior to December 31, 2008. We cannot be certain that we will be able to renew such collective bargaining agreements, or enter into new collective bargaining agreements, which do not adversely affect our operating results and that we will be without production interruptions, including labor stoppages. In addition, approximately 88% of the employees subject to job protection as members of trade unions, employer associations or workers’ councils (or approximately 46% of our total employees) were subject to arrangements that expire prior to December 31, 2008. We cannot be certain that the terms of employment applicable to such employees will not change in a manner which adversely affects our operating results. We cannot be certain that we will not experience disruptions in our operations as a result of labor disputes or experience other labor relations issues. If we are unable to maintain good relations with our employees, our ability to produce our products and provide services to our customers could be reduced and/or our production costs could increase, either of which could disrupt our business and reduce our profitability.

We may not be able to successfully integrate businesses we have acquired or may acquire in the future into our operations and/or the expected benefits of such acquisitions may not be realized.

Our growth strategy may include the acquisition of one or more businesses. For example, in November 2007, we acquired a privately held roll covers business in China, a country in which we have not previously operated manufacturing facilities. Any such acquisition involves numerous risks, which may include:

•	difficulty in assimilating the operations, technologies, products and the key employees of the acquired businesses;

•	our inability to maintain the existing customers of the acquired business or succeed in selling the products or services of the acquired business to our existing customers;

•	a diversion of management’s attention from other business concerns;

•	our entry into regions in which we have not operated in the past where better established competitors may have more experience with the market, political, regulatory and economic environment;

•	our entry into markets in which competitors have a better established market position than the business we acquire;

•	the incurrence of significant expenses in completing the acquisitions; and

•	the assumption of significant liabilities, some of which may be unknown at the time of the acquisition.

Our inability to successfully execute any acquisitions or integrate acquired businesses could have an adverse effect on our business, financial condition and operating results.

Risks Relating to our Capital Structure

We do not anticipate paying a dividend on our common stock in the foreseeable future, which may adversely affect the market price of our common stock.

As amended by the waiver agreement, our credit facility prohibits the payment of dividends on our common stock. Accordingly, we do not anticipate paying dividends on our common stock for the foreseeable future. The elimination of dividends may adversely affect the market price of our common stock.

In the event that we successfully negotiate an amendment to our credit facility or refinance our credit facility or complete any strategic alternatives, our borrowing costs are likely to increase and any additional equity that we raise is likely to be highly dilutive to existing stockholders.

As described above, the Company is in the process of negotiating amendments to our credit facility and has retained an investment bank to assist it with strategic initiatives which may include issuing equity or other securities to repay a portion of our outstanding debt. There can be no assurance that we will be able to successfully negotiate amendments to our credit facility or obtain additional equity on satisfactory terms, or at all. In March 2008, Moody’s Investors Service and Standard & Poor’s downgraded our senior secured debt to Caa1 and CCC+, respectively. In the event that we are able to negotiate satisfactory amendments to our credit facility, and in view of current turmoil in the credit markets and our lower credit ratings, the lenders are likely to require that we pay substantially higher interest and fees on our credit facility going forward. This may result in increased costs of our operations thereby adversely affecting our results of operations. In addition, if we successfully issue any new equity to generate proceeds to pay down our debt, any such issuance is likely to be highly dilutive to existing stockholders. Such an issuance may also result in the investors being able to assert significant influence over our business and significant transactions.

Our current credit facility difficulties could have an adverse impact on our business and increase our operating costs.

The fact that we may be in default of our credit facility is likely to cause our customers to seek financial assurances from us before they are willing to continue doing business with us or may instead choose to do business with our competitors. This may result in increased costs of our operations thereby adversely affecting our results of operations. For example, in March 2008 one of our roll covers customers informed us that it had decided to send a roll to a competitor for servicing instead of us because of concerns regarding our financial condition. Recent turmoil in the credit markets generally combined with the recent ratings downgrades is likely to make any borrowings by the Company more expensive. In addition, to the extent we successfully negotiate amendments to our credit facility, the lenders are likely to require a substantial increase in the fees and interest rate payable under the credit facility.

If we cannot meet the New York Stock Exchange (“NYSE”) continued listing requirements, the NYSE may delist our common stock which would have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on the NYSE. In the future, we may not be able to meet the continued listing requirements of the NYSE. As previously disclosed in our press release dated March 18, 2008 and our Notification of Late Filing on Form 12b-25 filed with the Securities and Exchange Commission on March 18, 2008, the Company was not able to file its 2007 Annual Report on Form 10-K in a timely manner. On April 2, 2008, we received a letter from the New York Stock Exchange Regulation, Inc. informing us that, as a result of our failure to timely file our 2007 Form 10-K, we are subject to the procedures specified in Section 802.01E (SEC Annual Report Timely Filing Criteria) of the NYSE’s Listed Company Manual. We believe that the filing of this 2007 Annual Report on Form 10-K satisfies the NYSE requirements. In addition, the continued listing requirements on the NYSE require, among other things; (i) that the average closing price of our common stock be above $1.00 over 30 consecutive trading days and (ii) that our market capitalization be not less than $75 million if at the same time stockholders equity is less than $75 million over 30 consecutive trading days. On March 19, 2008, the price of our common stock traded at a low of $0.91, although the closing price of our shares on April 4, 2008 was $1.34. On April 4, 2008, our global market capitalization was $61.8 million and on December 31, 2007 our stockholders’ deficit was $1.1 million, as reflected on the balance sheet included in this annual report. If we are unable to satisfy the NYSE criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by reducing the liquidity and market price of our common stock, reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing.

In the event that we successfully negotiate an amendment to our credit facility or otherwise refinance our credit facility, we are likely to remain subject to restrictive debt covenants that limit our business flexibility by imposing operating and financial restrictions on our operations.

Our credit facility imposes significant operating and financial restrictions on our operations that may restrict our ability to pursue our business strategies. These restrictions will prohibit or limit, among other things:

•	the incurrence of additional indebtedness, the payment of cash dividends on preferred stock and the issuance of certain redeemable capital stock;

•	investments and acquisitions;

•	disposition of assets and subsidiary interests;

•	transactions with affiliates;

•	the creation of liens on our assets;

•	consolidations, mergers and transfers of all or substantially all of our assets; and

•	our ability to change the nature of our business.

The terms of our credit facility include other restrictive covenants and prohibit us from prepaying our other indebtedness while indebtedness under the credit facility is outstanding. These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand downturns in our business or take advantage of business opportunities. In addition, the waiver agreement referred to above contains additional restrictive covenants effective during the period commencing on April 8, 2008 and ending May 31, 2008, including:

•	limitation of additional use of the revolving credit included in our credit facility to not more than $10 million of new letters of credit;

•	restrictions on entering into contracts outside of the ordinary course of business;

•	restrictions on the incurrence of new indebtedness and contingent obligations;

•	restrictions on forgiveness of debt and on loans, advances, dividends, capital contributions or any other investments and on capital expenditures;

•	restrictions on the creation of new subsidiaries;

•	restrictions on mergers, consolidations and dispositions of assets; and

•	restrictions on acquisitions.

In the event that we successfully negotiate an amendment to our credit facility or otherwise refinance our credit facility, we are likely to be subject to similar restrictive debt covenants.

In the event that we successfully negotiate an amendment to our credit facility or otherwise refinance our credit facility, we will remain highly leveraged even if we issue equity or other securities to repay a portion of our debt, which could impact our financing options and liquidity position.

We have a significant amount of debt. As of December 31, 2007, our total amount of outstanding debt, on a consolidated basis, was $666.8 million. The degree to which we are leveraged on a consolidated basis could have important consequences to the holders of our common stock, including:

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

In the event that we successfully negotiate an amendment to our credit facility, otherwise refinance our credit facility, or raise additional equity, we expect to remain highly leveraged.

In the event that we successfully negotiate an amendment to our credit facility, otherwise refinance our credit facility, or raise additional equity, we will continue to require a significant amount of cash, which may not be available to us, to service our debt and to fund our liquidity needs.

Our ability to make payments on, refinance or repay our debt, to fund planned capital expenditures or to expand our business will depend largely upon our future operating performance. Our future operating performance is dependent upon our ability to execute our business strategy successfully. Such performance is also subject to general economic, financial and competitive factors, as well as other factors that are beyond our control. Even if we successfully negotiate an amendment to our credit facility or otherwise refinance our credit facility, there can be no assurance that our future operating performance will generate sufficient cash to support our cash requirements, or that we will not need to curtail or cease dividend payments, reduce capital expenditures or take other actions designed to conserve our cash in order to make payments required to service our indebtedness.

Required payments with respect to our indebtedness will reduce the amount of funds available for other corporate purposes, which could harm our competitiveness and/or limit opportunities to grow our business.

To the extent we successfully negotiate amendments to our credit facility, the lenders are likely to require a substantial increase in the fees and interest rate payable under the credit facility. We expect that in the immediate future a significantly greater portion of the cash generated by our business will be used to make required interest and principal payments under our credit facility. As a result of these required payments:

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

Fluctuations in interest rates could adversely affect our liquidity, operating expenses and results. In addition, our senior credit facility has, and likely any replacement credit facility will have, a variable interest rate. As of December 31, 2007, the outstanding principal amount of the term loan portion of the credit facility was $657.5 million. On November 16, 2007, the Company entered into new interest rate swap arrangements. The new interest rate swaps effectively fix the interest rate on approximately 85% of the term loan portion of the Company’s credit facility through 2010. As of December 31, 2007, the weighted average interest rate on the effectively fixed portion of the term loan facility was 7.0%; the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 7.55%. We estimate that a 1% increase in the LIBOR rate would increase our interest expense on the term debt by approximately $1.0 million. To the extent that we do enter into a hedging arrangement that effectively fixes the interest rate on a portion of our senior debt after these contracts expire in 2010, the effectively fixed rate may be significantly higher than the effectively fixed rate in effect at December 31, 2007. If we do not enter into new interest rate hedging arrangements when these contracts expire, the interest rate on all of the debt covered by our senior credit facility will fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event, we may have difficulty making interest payments and funding our other costs and our ability to comply with the financial covenants in our credit facility may be adversely affected.

The market price of our common stock has been volatile since our initial public offering and may continue to be volatile.

Shares of our common stock may continue to experience substantial price volatility, including significant decreases, in response to a number of events, including:

•	the current situation with our credit facility;

•	our quarterly operating results;

•	sales of our common stock by principal stockholders;

•	issuances of our common stock by us;

•	future announcements concerning our business;

•	the failure of securities analysts to cover our common stock and/or changes in financial estimates and recommendations by securities analysts;

•	actions of competitors;

•	fluctuations in foreign currency exchange rates;

•	changes in U.S. and foreign government regulation;

•	general market, economic and political conditions; and

•	natural disasters, terrorist attacks and acts of war.

On March 18, 2008 the price of our common stock declined over 70% to $1.15 after the filing of our Form 12b-25 announcing that we would file late our Annual Report on Form 10-K for the year ended December 31, 2007. Some companies that have had volatile market prices for their securities have had securities class action lawsuits filed against them. On June 7, 2006, a purported class action complaint was filed in the United States District Court for the District of Massachusetts on behalf of a putative class of investors who purchased shares pursuant or traceable to our initial public offering on or about May 16, 2005 through November 15, 2005 against us, our former Chief Executive Officer and our Chief Financial Officer. See “Legal Proceedings” below. While we believe that the complaint is without merit, this litigation and other lawsuits, should they be filed against us in the future, could result in substantial costs and a diversion of management’s attention and resources. This could have a material adverse effect on our business, results of operations and financial condition.

As of December 31, 2007, entities associated with Apax Europe IV GP Co. Ltd. (“Apax”) own approximately 54% of our common stock and will therefore have significant influence over our business and significant transactions.

As of December 31, 2007 there were 46,028,003 shares of our common stock outstanding, of which 25,043,764 in the aggregate, or approximately 54% were held by Apax WW Nominees Ltd. and Apax-Xerium APIA LP. As a result Apax and its associated entities have a strong ability to influence our business, policies and affairs. To the extent these entities continue to own in excess of 50% of our common stock, they will have the ability to control the outcome of all elections of directors and any stockholder vote regarding a merger or other extraordinary transaction. One representative of Apax serves on our seven-member board of directors, although Apax has no contractual rights to nominate any directors. We cannot be certain that the interests of Apax will be consistent with the interests of other holders of common stock. In addition, this concentration of ownership could have the effect of delaying or preventing a change in control, merger or tender offer, which would deprive shareholders of an opportunity to receive a premium for their shares of common stock and may negatively affect the market price of our common stock. Moreover, Apax either alone or with other existing equity investors could effectively receive a premium for transferring ownership to third parties that would not inure to the benefit of investors.

In the event that we issue equity or other securities to repay a portion of our outstanding debt, one or more new investors may obtain significant influence over our business and significant transactions.

If we are able to successfully issue equity or other securities to repay a portion of our outstanding debt, the investors may, through contractual provisions and/or the percentage of voting securities purchased in such transaction or transactions be able to have a strong ability to influence our business, policies and affairs. We cannot be certain that the interests of these investors will be consistent with the interests of other holders of common stock. In addition, such concentration of ownership or other contractual rights could have the effect of delaying or preventing a change in control, merger or tender offer, which would deprive shareholders of an opportunity to receive a premium for their shares of common stock and may negatively affect the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2007, we operate 43 facilities, of which 35 are manufacturing facilities, in 15 countries, located in Argentina, Australia, Austria, Brazil, Canada, China, Finland, France, Germany, Italy, Japan, Mexico,

Spain, Sweden, and the United States. We have also begun construction of a clothing manufacturing facility in Vietnam in the fourth quarter of 2007. Of the 35 manufacturing facilities that we operate, 11 are clothing manufacturing facilities, 22 are rolls manufacturing facilities and 2 are both clothing and rolls facilities. The majority of our facilities are owned by us, rather than leased. We have one vacant former clothing manufacturing facility in the United States.

We also have license agreements with four licensees that manufacture our roll covers products at their facilities in Japan, South Korea, Australia and India. We have license agreements with one licensee that manufactures our clothing products in North America, various European countries and certain Pacific Rim countries.

ITEM 3. LEGAL PROCEEDINGS

On June 7, 2006, a purported class action complaint was filed in the United States District Court for the District of Massachusetts on behalf of a putative class of investors who purchased shares pursuant or traceable to our initial public offering on or about May 16, 2005 through November 15, 2005 against us, our former Chief Executive Officer and our Chief Financial Officer. An amended complaint was filed on November 3, 2006. The complaint as amended concerns our initial public offering of common stock and alleges violations of Sections 11 and liability under Section 15 of the Securities Act of 1933. The plaintiff seeks rescission rights, attorneys’ fees and other costs and unspecified damages on behalf of a purported class of purchasers of our common stock “pursuant and/or traceable to the our IPO on or about May 16, 2005 through November 15, 2005.” The litigation is presently in discovery. We believe that the complaint is without merit and intend to defend the litigation vigorously.

We are from time to time involved in various legal proceedings that arise in the ordinary course of our business. We believe that none of our pending litigation will, individually or in the aggregate, have a material adverse effect on our financial condition, cash flows or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock (the “Common Stock”) is quoted on the New York Stock Exchange under the symbol “XRM”. On April 4, 2008, there were approximately 42 stockholders of record of our Common Stock and the closing price of our Common Stock as reported by the New York Stock Exchange was $1.34 per share. The following table lists the high and low sales prices for our Common Stock within the two most recent fiscal years:

Period	High	Low
2007
Fourth quarter	$6.40	$3.29
Third quarter	7.82	4.30
Second quarter	9.19	6.93
First quarter	11.03	7.61

2006
Fourth quarter	$12.45	$9.07
Third quarter	11.39	9.42
Second quarter	9.98	8.94
First quarter	9.60	7.72

Dividend activity related to our common stock for the two most recent fiscal years is as follows:

In 2006 we made aggregate cash dividend payments of $39.4 million at a rate of $0.90 per share of common stock as follows:

•	$0.225 per share paid on March 15, 2006 to shareholders of record on March 3, 2006;

•	$0.225 per share paid on June 15, 2006 to shareholders of record on June 5, 2006;

•	$0.225 per share paid on September 15, 2006 to shareholders of record on September 5, 2006; and

•	$0.225 per share paid on December 15, 2006 to shareholders of record on December 5, 2006.

In February 2007 we established a dividend reinvestment plan (“DRIP”) that allows shareholders of record to elect to receive all or part the dividends on shares of our common stock that otherwise would be paid in cash in the form of additional shares of common stock. Under the DRIP, the source of such additional shares will be from our authorized and unissued shares or from our treasury shares. The number of shares credited to a participant’s account with respect to a dividend will be determined based upon the cash value of the dividends elected to be received in additional shares of common stock divided by the average of the high and low sales prices for shares of our common stock on the New York Stock Exchange composite transactions tape on the declared payment date. Pursuant to a letter agreement with the Company dated December 22, 2006, as amended on May 2, 2007, Apax WW Nominees Ltd. and Apax-Xerium APIA LP (collectively the “Apax entities”) agreed that they will participate in the DRIP through December 31, 2008 at a level such that at a minimum 50% of each dividend otherwise payable in cash on our common stock, including shares not held by Apax entities, is reinvested in our common stock through the DRIP, provided that the Apax entities are not required to reinvest more than 100% of the cash dividends payable to them with respect to such dividend declaration. As of December 31, 2007 there were 46,028,003 shares of our common stock outstanding, of which 25,043,764 were held by the Apax entities. As more fully described in “Risk Factors” in this Annual Report on Form 10-K, the participation of the Apax Entities and other shareholders in the DRIP would increase the number of outstanding shares of common stock eligible to participate in future dividends and, to the extent other shareholders do not participate in the DRIP, result in the participating shareholders owning an increased percentage of our common stock. The Apax entities have made no commitment to participate in the DRIP beyond 2008.

In 2007 we made dividend payments on our common stock as follows:

•	$0.225 per share paid on March 15, 2007 to shareholders of record on March 5, 2007;

•	$0.1125 per share paid on June 15, 2007 to shareholders of record on June 5, 2007;

•	$0.1125 per share paid on September 14, 2007 to shareholders of record on September 5, 2007; and

•	$0.1125 per share paid on December 17, 2007 to shareholders of record on December 5, 2007.

An aggregate of $11.8 million of these dividends in 2007 were paid in cash.

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of limitations on our ability to pay dividends.

We do not expect to pay dividends on our common stock for the foreseeable future.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2007 with respect to shares of our common stock that may be issued under our existing equity compensation plan, the Xerium Technologies, Inc. 2005 Equity Incentive Plan. At December 31, 2007 the only awards outstanding in respect of our common stock under our equity compensation plans were restricted stock units. The table includes information with respect to shares subject to outstanding restricted stock units at December 31, 2007, including additional shares subject to restricted stock units in respect of the automatic adjustment of certain outstanding restricted stock units to reflect additional shares in respect of cash dividends paid by us.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareowners (1)	1,975,162	N/A	368,293
Equity compensation plans not approved by shareowners	—	—	—

Total	1,975,162	N/A	368,293

(1)	Reflects shares underlying outstanding restricted stock units (“RSUs”) at December 31, 2007.

On January 3, 2008, the Compensation Committee of our Board of Directors approved 433,000 performance-based RSUs and 433,000 time-based RSUs awards for certain of the Company’s officers under the 2005 Plan, including certain officers that subsequently departed from the Company in February 2008 as discussed below. These officers were contingently approved for 161,000 performance-based RSU awards (based on shareholder return targets) and 161,000 time-based RSU awards. The awards approved on January 3, 2008 were made contingent upon the approval by our stockholders at or before our 2008 annual meeting of stockholders of an amendment to our 2005 Plan to increase the aggregate number of shares of common stock that may be delivered under or in satisfaction of awards under such plan from 2,500,000 to 5,000,000. We also granted a time-based restricted stock unit award to our new chief executive officer with respect to 75,000 shares on February 26, 2008. This award is not contingent on an amendment to the 2005 Plan.

In connection with the departure of certain officers in February 2008, the vesting of 82,473 time-based RSUs that were granted on May 19, 2005 was accelerated to immediately vest on February 7, 2008 and the following number of performance-based RSUs were forfeited subsequent to December 31, 2007:

Performance-based RSUs granted May 19, 2005 (based on shareholder return targets)	251,417
Performance-based RSUs granted May 16, 2007 (based on shareholder return targets)	165,935

Total	417,352

Additionally, 368,350 performance-based RSUs (based on Adjusted EBITDA targets) that were outstanding as of December 31, 2007 will become available for future issuance under equity compensation plans on the day we file this 2007 Annual Report on Form 10-K. The performance metric underlying such RSUs did not achieve the required target level and the underlying RSUs did not vest.

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

	Year ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statement of operations data:
Net sales	$615,426	$601,439	$582,420	$582,480	$560,668
Costs and expenses:
Cost of products sold	361,913	355,375	342,329	331,447	306,450
Selling	79,157	76,313	70,682	69,325	68,027
General and administrative	70,218	70,621	84,863	60,675	58,895
Restructuring and impairments	7,733	4,736	11,958	19,533	10,971
Research and development	10,189	9,878	9,835	9,622	7,697
Offering costs	—	—	—	7,429	—
Goodwill impairment	185,300	—	—	—	—

Total operating costs and expenses	714,510	516,923	519,667	498,031	452,040

Income (loss) from operations	(99,084)	84,516	62,753	84,449	108,628
Other income (expense):
Interest expense, net	(53,126)	(40,016)	(41,701)	(67,235)	(63,290)
Foreign exchange gain (loss)	(347)	(105)	3,773	(4,669)	(8,050)
Loss on early extinguishment of debt	—	—	(4,886)	—	(673)

Income (loss) before provision for income taxes	(152,557)	44,395	19,939	12,545	36,615
Provision (benefit) for income taxes	(2,345)	13,107	14,342	26,641	40,423

Net income (loss)	$(150,212)	$31,288	$5,597	$(14,096)	$(3,808)

Net income (loss) per common share—basic	$(3.36)	$0.71	$0.14	$(0.45)	$(0.12)

Net income (loss) per common share—diluted	$(3.36)	$0.71	$0.14	$(0.45)	$(0.12)

Cash dividends per common share	$0.5625	$0.90	$0.33	$—	$—

	Year ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance sheet data (at end of period):
Cash and cash equivalents	$24,218	$16,816	$59,976	$24,002	$22,294
Total assets	891,441	990,726	983,916	1,019,865	983,993
Senior debt	657,506	628,317	637,433	601,716	611,670
Total debt	666,801	639,060	649,132	827,849	823,617
Total stockholders’ equity (deficit)	(1,052)	116,580	109,346	(55,096)	(64,588)

Cash flow data:
Net cash provided by operating activities	$89,020	$69,236	$54,709	$78,701	$106,405
Net cash used in investing activities	(57,200)	(37,940)	(28,722)	(36,561)	(39,058)
Net cash provided by (used in) financing activities	(27,237)	(78,208)	5,626	(43,125)	(82,656)

Other financial data:
Depreciation and amortization	$45,540	$45,392	$45,363	$47,677	$47,995
Capital expenditures	47,859	32,456	35,829	36,593	43,817

The following table presents our unaudited consolidated statements of operations data for each quarter in the two years ended December 31, 2007. The information for each of these quarters is unaudited, but has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. Certain prior period balances have been reclassified to conform with the current year presentation. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been made to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the notes thereto appearing elsewhere in this document. These operating results are not necessarily indicative of the results of operations that may be expected for any future period.

	For the Three Months Ended
	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	Mar 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006
	(in thousands, except per share data)
Statement of operations data:
Net sales	$164,216	$153,592	$153,660	$143,958	$154,559	$145,546	$154,602	$146,732
Costs and expenses:
Cost of products sold	98,979	90,272	89,482	83,180	92,844	87,132	89,924	85,475
Selling	20,019	19,747	19,938	19,453	19,094	19,305	19,260	18,654
General and administrative	19,881	16,291	16,433	17,613	21,047	16,961	16,517	16,096
Restructuring and impairments	1,575	805	1,220	4,133	3,064	1,274	176	222
Research and development	2,572	2,356	2,707	2,554	2,461	2,515	2,352	2,550
Goodwill impairment	185,300	—	—	—	—	—	—	—

Total operating costs and expenses	328,326	129,471	129,780	126,933	138,510	127,187	128,229	122,997

Income (loss) from operations	(164,110)	24,121	23,880	17,025	16,049	18,359	26,373	23,735
Other income (expense):
Interest expense, net	(15,789)	(13,995)	(11,155)	(12,187)	(10,930)	(14,484)	(8,386)	(6,216)
Foreign exchange gain (loss)	334	158	(443)	(396)	899	328	(1,196)	(136)

Income (loss) before provision for income taxes	(179,565)	10,284	12,282	4,442	6,018	4,203	16,791	17,383
Provision (benefit) for income taxes	(11,558)	3,208	4,604	1,401	2,510	1,963	3,686	4,948

Net income (loss)	$(168,007)	$7,076	$7,678	$3,041	$3,508	$2,240	$13,105	$12,435

Net income (loss) per common share—basic and diluted	$(3.69)	$0.16	$0.17	$0.07	$0.08	$0.05	$0.30	$0.28

Cash dividends per common share	$0.1125	$0.1125	$0.1125	$0.225	$0.225	$0.225	$0.225	$0.225

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the section titled “Risk Factors,” the Consolidated Financial Statements and related Notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

Recent Developments

Our credit facility requires that we meet certain operating requirements and financial ratios in order to avoid a default or event of default under the facility. See “Credit Facility” below. We were in compliance with the financial ratio covenants at December 31, 2007. While we have not completed our calculations for the covenants for the period ended March 31, 2008, we anticipate we will be in default of our leverage ratio covenant and possibly our interest coverage ratio covenant for the period ended March 31, 2008, although we expect to generate cash flow from operations sufficient to service the debt under the credit facility prior to the stated maturity of the debt if there is not otherwise an event of default and acceleration of the maturity of the debt. Our independent registered public accounting firm has included an explanatory paragraph in its report on our 2007 consolidated financial statements related to the uncertainty in our ability to continue as a going concern. The inclusion of that paragraph in its report also constitutes a default under our credit facility. On April 8, 2008, we obtained a temporary waiver from the lenders for these defaults. The waiver is in effect until May 31, 2008. Because the existing financial ratio covenants become more restrictive over time, we do not expect to be in compliance with certain financial ratio covenants for future periods as well.

In the event that the lenders under our credit facility decline to provide the Company with a further waiver of past and then-existing defaults for periods subsequent to May 31, 2008, the lenders would have the right to demand immediate repayment of such obligations under the credit facility. Any such acceleration of the Company’s obligations would likely cause other lenders and contractual counterparties, including counterparties to our interest rate swap agreements and other hedge agreements to terminate and/or to accelerate the Company’s obligations under other financing and credit instruments and agreements. Should the lenders and/or other counterparties demand immediate repayment of all of the Company’s obligations, the Company expects that it would not be able to pay such obligations. In such event, or even in the event that the lenders do not accelerate the Company’s obligations, the Company and its subsidiaries may have to file for bankruptcy. The Company is in discussions with the lenders under its credit facility to amend the financial covenants, although no assurances can be given that the Company will successfully amend such covenants, or amend such covenants in a manner sufficient to adequately reduce the risk of covenant default in the near future. In connection with any such amendments, the lenders are likely to condition agreement on substantial increases in the fees and interest rate payable under the credit facility. The Company is also considering other strategic initiatives, which may include issuing equity or other securities to prepay a portion of our outstanding debt. The reduction of debt would reduce the Company’s leverage ratio and, over time, increase the interest coverage ratio, putting aside any changes in the interest rates applicable to such ratio. The Company has retained an investment bank to assist it with these strategic initiatives. There can be no assurance that we will be able to complete any such strategic initiatives on satisfactory terms.

The waiver agreement referred to above effects an amendment to our credit facility that prohibits us from paying dividends. Accordingly, we do not anticipate paying dividends on our common stock for the foreseeable future.

As of December 31, 2007, we recorded a non-cash charge for goodwill impairment of $185.3 million (and a related tax benefit thereon of $18.3 million) related to our roll covers segment based on assessments performed as of December 31, 2007. In accordance with SFAS No. 142, Accounting for Goodwill and Other Intangible Assets (“SFAS No. 142”), we are required to test goodwill at least annually for impairment, which we test annually as of December 31. We determined, as of December 31, 2007, that our goodwill for the roll covers segment was impaired due to expectations of lower profitability and to the increased carrying value of the net assets in this segment due primarily to currency translation effects thereon.

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

We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed on a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is selected to fit each individual paper-making machine and process. In 2007, our clothing segment represented 66% of our net sales.

Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by the paper producer. Roll covers are tailored to each individual paper-making machine and process, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and manufacture spreader rolls. Additionally, we provide various related products and services to our customers, both directly and through third party providers, as a growing part of our overall product offering through our roll covers sales channels. In 2007, our roll cover segment represented 34% of our net sales.

In 2007, sales in other industrial applications outside of the paper industry, such as steel, plastics and textiles, accounted for 13% of the net sales in each of our segments.

Industry Trends and Outlook

Historically, demand for our products has been driven primarily by the volume of paper produced on a worldwide basis. According to the Food and Agriculture Organization of the United Nations, the volume of paper productions between 1980 and 2006 increased at a compound annual growth rate of approximately 2.88% from 1980 to 2006. RISI expects the growth of global paper production from 2007 to 2020 to be slightly more than 3% per annum. We expect growth to be greater in Asia, South America and Eastern Europe than in the more mature North American and Western European regions. Historically the demand for our products has been driven primarily by the level of global paper production.

The profitability of paper producers has historically been highly cyclical due to wide swings in the price of paper, driven to a high degree by the oversupply of paper during periods when paper producers have more aggregate capacity than the market requires. A sustained downturn in the paper industry, either globally or in a particular region, can cause paper manufacturers to reduce production or cease operations, which could adversely affect our revenues and profitability. Paper producers began in 2000 to take actions that seek to structurally improve the balance between the supply of and demand for paper. As part of these efforts, they have shut down many paper-making machines. Between 2001 and 2004 the bulk of these closures occurred in North America and announcements by paper producers for shutdowns of paper-making machines in North America have continued, although at a reduced level compared to 2001 through 2004. In 2005, 2006 and 2007, there was an increase in the number of planned shutdowns of paper-making machines in Europe, although not at the level experienced in recent years in North America. During 2005, 2006 and 2007, the sales and profitability of our North American and European operations were adversely affected by these shutdowns. Papermakers continue to experience low levels of profitability, and we believe that further consolidation among papermakers, reducing the number of paper producers, and shutdowns of paper-making machines will occur in Europe and North America, until there is a better balance between supply and demand for paper and the profit levels of paper producers improve. We expect the balance between supply and demand to improve as the industry consolidates further and shuts down excess capacity. In addition, consumption growth of paper is expected to drive an increase in the production rates required to maintain balance between supply and demand.

We expect that demand for our clothing products will grow in a manner consistent with global paper production trends but be moderated by the level of industry consolidation and paper-machine shutdown activity in North America and Western Europe. While we believe that growth of paper production would positively impact demand for our roll covers products, we also believe that, in addition to industry consolidation and paper machine shutdown activity in North American and Western Europe, the trend towards new paper machine designs which have fewer rolls and market recognition of extended life of our roll covers products has been and will continue to negatively impact demand for these products and that the volume potential for the roll covers business in North America and Western Europe will diminish. Additionally, we are seeing a trend that paper producers are placing an increasingly strong emphasis on maintenance cost reduction and as a result are extending the life of roll covers through additional maintenance cycles before replacing them. Accordingly, we are focused on both expanding our presence in the roll covers business in Asia, as evidenced by our acquisition in November 2007 of two roll covers manufacturing plants in China, and adding related products and services to our offerings. Also, we have begun construction of a clothing manufacturing facility in Vietnam in the fourth quarter of 2007 with the intent to take advantage of what we believe to be high growth potential in that region. We expect to start production in Vietnam during 2009.

We anticipate that pricing pressure for our products, roll covers in particular, will continue to escalate with the consolidation among paper producers and as the shift of paper production growth in Asia develops. In response to this pricing pressure, we expect to increase our expenditure levels on research and development expenses and continue to develop our value added selling approach as part of our strategy to differentiate our products, while at the same time remaining focused on cost reduction and efficiency programs.

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

Our operating costs are driven primarily by our total sales volume, the impact of inflation and currency and the level and impact of cost reduction programs.

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

The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $10.2 million, $9.9 million and $9.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Foreign Exchange

We have a geographically diverse customer base. In 2007, approximately 38% of our sales was in North America, 37% was in Europe, 9% was in South America, 14% was in Asia-Pacific and 2% was in the rest of the world.

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

For certain transactions, our sales are denominated in U.S. Dollars or Euros but all or a substantial portion of the associated costs are denominated in a different currency. As a result, changes in the relative values of U.S. Dollars, Euros and other currencies can affect the level of the profitability of these transactions. The largest proportion of such transactions consist of transactions in which the sales are denominated in or indexed to U.S. Dollars and all or a substantial portion of the associated costs are denominated in Euros, Reals or other currencies.

Currency fluctuations have a greater effect on the level of our net sales than on the level of our income (loss) from operations. For example, in 2007 as compared to 2006, the change in the value of the U.S. Dollar against the currencies we conduct our business in resulted in currency translation increases in net sales and income from operations of $35.9 million and $3.2 million, respectively. Although the 2007 results reflect a period in which the value of the U.S. Dollar decreased as compared to 2006, we would expect a similar but opposite effect in a period in which the value of the U.S. Dollar increases.

During 2007, we conducted business in 11 foreign currencies. The following table provides the average exchange rate in 2007 and 2006 of the U.S. Dollar against each of the five foreign currencies in which we conduct the largest portion of our operations, and indicates the percentage of our net sales in 2007 and 2006 denominated in each such foreign currency.

Currency	Average exchange rate of the U.S. Dollar in 2007	Average exchange rate of the U.S. Dollar in 2006
Euro	$1.37 = 1 Euro	$1.26 = 1 Euro
Canadian Dollar	$0.94 = 1 Canadian Dollar	$0.88 = 1 Canadian Dollar
Brazilian Real	$0.52 = 1 Brazilian Real	$0.46 = 1 Brazilian Real
Australian Dollar	$0.84 = 1 Australian Dollar	$0.75 = 1 Australian Dollar
British Pound	$2.00 = 1 British Pound	$1.84 = 1 British Pound

Currency	Percentage of 2007 net sales denominated in such currency	Percentage of 2006 net sales denominated in such currency
Euro	42.0%	39.7%
Canadian Dollar	9.3	9.4
Brazilian Real	7.1	6.7
Australian Dollar	4.5	4.5
British Pound	3.4	4.1

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

Our cost reduction efforts between 2002 and 2007 included the closing of nine manufacturing facilities and the movement of certain production from two other facilities. Four facilities were closed in the clothing segment, of which three were in North America and one was in the United Kingdom and we closed five facilities in the rolls segment, three of which were in North America and two were in the United Kingdom. From 2002 to 2007, we eliminated approximately 500 positions in connection with our cost reduction efforts. As a result of these actions, offset by other changes in workforce, our headcount decreased by approximately 350 positions during that period.

In 2005, we charged a total of $12.0 million for restructuring and impairments-related expense. During 2005, we closed the clothing manufacturing facility and a small roll covers manufacturing facility in the United Kingdom which resulted in restructuring and impairments expense of $7.0 million in 2005. Also in 2005, we reorganized our European roll covers business primarily through the realignment of administrative functions and headcount reductions. These programs resulted in restructuring and impairments expenses of $2.5 million in 2005. The closures of facilities under restructuring programs that were commenced prior to 2005 resulted in a charge of approximately $2.5 million during 2005.

In 2006, we charged a total of $4.7 million for restructuring and impairments-related expense of which (i) $2.3 million related to the reorganization of our European management structure along functional lines, (ii) $2.1 million related to impaired assets, primarily in the United Kingdom, as discussed below and (iii) $0.3 million related to the closures of facilities under restructuring programs that were commenced prior to 2006.

In 2007, we charged a total of $7.7 million for restructuring and impairments-related expense as follows: (i) in March 2007, we ceased manufacturing activity at our roll covers manufacturing facility in the United Kingdom and recorded restructuring expenses of $1.4 million related thereto. We had recorded asset impairment charges of $1.7 million related to this facility during the fourth quarter of 2006; (ii) in the first quarter of 2007, the Company also initiated the closure of a roll covers manufacturing facility in the U.S. for which restructuring expenses and asset impairments of $0.6 million and $0.4 million, respectively, were recorded during 2007; (iii) during the first quarter of 2007, we initiated a program to streamline our operating structure for which restructuring expenses of $5.3 million were recorded during 2007.

We expect to incur additional restructuring expenses of approximately $5 million during 2008, primarily in North America and Europe, to improve our manufacturing footprint to match market conditions and efficiencies in our operations. We will continue to review our business to determine if additional actions can be taken to further improve our cost structure.

In addition, we have also initiated lean manufacturing and procurement initiatives designed to enhance the efficiency of our manufacturing process, which we believe will help offset the effect of inflation on our bottom line following the initial investments required for these initiatives. Costs for these initiatives are reflected in operating expenses.

Results of Operations

The tables that follow set forth for each of the three years in the period ended December 31, 2007, 2006 and 2005 certain consolidated operating results and the percentage of net sales they represent:

	Year ended December 31,
	2007	2006	2005
	(in millions)
Net sales	$615.4	$601.4	$582.4
Cost of products sold	361.9	355.4	342.3
Selling expenses	79.2	76.3	70.7
General and administrative expenses	70.2	70.6	84.9
Restructuring and impairments expenses	7.7	4.7	12.0
Research and development expenses	10.2	9.9	9.8
Goodwill impairment	185.3	—	—

Income (loss) from operations	(99.1)	84.5	62.7
Interest expense, net	(53.1)	(40.0)	(41.7)
Foreign exchange gain (loss)	(0.3)	(0.1)	3.8
Loss on early extinguishment of debt	—	—	(4.9)

Income (loss) before provision for income taxes	(152.5)	44.4	19.9
Provision (benefit) for income taxes	(2.3)	13.1	14.3

Net income (loss)	$(150.2)	$31.3	$5.6

	Percentage of Net Sales Year ended December 31,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of products sold	58.8	59.1	58.8
Selling expenses	12.9	12.7	12.1
General and administrative expenses	11.4	11.7	14.6
Restructuring and impairments expenses	1.3	0.8	2.1
Research and development expenses	1.6	1.6	1.7
Goodwill impairment	30.1	—	—

Income (loss) from operations	(16.1)	14.1	10.7
Interest expense, net	(8.7)	(6.7)	(7.2)
Foreign exchange gain (loss)	—	—	0.7
Loss on early extinguishment of debt	—	—	(0.8)

Income (loss) before provision for income taxes	(24.8)	7.4	3.4
Provision for income taxes	(0.4)	2.2	2.4

Net income (loss)	(24.4)%	5.2%	1.0%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006.

Net Sales. Net sales for 2007 increased by $14.0 million, or 2.3%, to $615.4 million from $601.4 million for 2006. In 2007, 66% of our net sales were in our clothing segment and 34% were in our roll cover segment.

In our clothing segment, net sales for 2007 increased by $20.7 million, or 5.3%, to $408.1 million from $387.4 million for 2006 primarily due to (i) favorable currency effects on net sales in our clothing segment of $26.0 million related to the translation of sales made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes and (ii) increased sales volume in Asia of $2.6 million as a result of our acquisition in the third quarter of 2006 of PMA Shoji Co. Ltd. These increases were partially offset by (i) unfavorable currency effects on pricing related to sales prices indexed in U.S. Dollars by certain non-U.S. operations of $8.2 million and (ii) decreased sales volume and pricing levels, primarily in North America and Europe. Overall pricing levels in our clothing segment decreased approximately 1.5% during 2007 as compared with 2006.

In our roll covers segment, net sales for 2007 decreased by $6.7 million, or 3.1%, to $207.3 million from $214.0 million for 2006. The negative effects of lower sales volume, mix of product sold and lower pricing levels, primarily in North America and Europe, were partially offset by favorable currency effects of $9.9 million related to the translation of sales made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes. Overall pricing levels in our roll covers segment decreased approximately 1.3% during 2007 as compared with 2006.

Cost of Products Sold. Cost of products sold for 2007 increased by $6.5 million, or 1.8%, to $361.9 million from $355.4 million for 2006.

In our clothing segment, cost of products sold for 2007 increased by $9.4 million, or 4.1%, to $236.4 million from $227.0 million for 2006. Unfavorable currency effects of $17.3 million related to the translation of costs incurred in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes were partially offset by (i) certain operating costs incurred in connection with the transition of production operations from closed facilities to other facilities under our cost reduction programs that were $4.8 million lower during 2007 as compared with 2006, (ii) rebates on material costs of $2.4 million during 2007 related to a purchase contract we signed during the fourth quarter of 2006 and (iii) the $1.3 million impact of a lower cost structure, resulting from our cost reduction programs, during 2007 as compared with 2006.

In our roll covers segment, cost of products sold decreased by $2.9 million, or 2.3%, to $125.5 million from $128.4 million for 2006. The decrease was primarily due to (i) lower sales in this segment during 2007 as compared with 2006 resulting in lower cost of products sold and (ii) the $2.6 million impact of a lower cost structure, resulting from our cost reduction programs, during 2007 as compared with 2006. These decreases were partially offset by (i) unfavorable currency translation effects of $6.4 million related to the translation of costs incurred in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes and to (ii) an unfavorable shift in the mix of our product sales to lower margin products.

Selling Expenses. For 2007, selling expenses increased by $2.9 million, or 3.8%, to $79.2 million from $76.3 million for 2006 primarily due to unfavorable currency translation effects of $4.8 million related to the translation of costs incurred in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes, partially offset by the $0.8 million impact of a lower cost structure, resulting from our cost reduction programs during 2007 as compared with 2006 and to reduced sales expenses as a result of lower overall sales.

General and Administrative Expenses. For 2007, general and administrative expenses decreased by $0.4 million, or 0.6%, to $70.2 million from $70.6 million for 2006. The decrease was primarily due to (i) a decrease of $3.0 million in our environmental expense in 2007 as compared to 2006, (ii) the $2.0 million impact of a lower cost structure, resulting from our cost reduction programs, during 2007 as compared with 2006, (iii) the gain on sale of buildings in the U.S. and U.K. of $1.4 million during the second quarter of 2007 and (iv) a decrease of $0.8 million in compensation expense primarily due to changes in estimates of forfeiture rates related to our restricted stock units. These decreases were partially offset by (i) unfavorable currency translation effects of $3.9 million and (ii) accrued severance and related costs of approximately $2.5 million as a result of the resignation of our former chief executive officer.

Restructuring and Impairments Expenses. For 2007, restructuring and impairments expenses increased by $3.0 million, or 3.9%, to $7.7 million from $4.7 million for 2006. Restructuring and impairments expenses result from our long-term strategy to reduce costs and improve long-term competitiveness as described above under

“Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities and through headcount reductions. For 2007, restructuring expense consisted of severance, facility and asset impairment costs of $5.7 million, $1.6 million and $0.4 million, respectively.

Research and Development Expenses. For 2007, research and development increased by $0.3 million, or 3.0%, to $10.2 million from $9.9 million for 2006 primarily due to unfavorable currency translation effects related to the translation of costs incurred in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes.

Goodwill Impairment. As of December 31, 2007, we recorded a non-cash charge for goodwill impairment of $185.3 million related to our roll covers segment based on assessments performed as of December 31, 2007. We are required to test goodwill at least annually for impairment, which we perform annually as of December 31. We determined, as of December 31, 2007, that our goodwill for the roll covers segment was impaired due to expectations of lower profitability and to the increased carrying value of the net assets in this segment due primarily to currency translation effects thereon. There was no goodwill impairment recorded during the year ended December 31, 2006. See “Critical Accounting Policies and Estimates”.

Interest Expense, Net. Net interest expense for 2007 increased by $13.1 million, or 32.8%, to $53.1 million from $40.0 million for 2006. The increase is primarily attributable to (i) the $7.8 million increase in interest expense recognized in 2007 as compared with 2006 in connection with the change in the fair value of our interest rate swaps, (ii) increased interest rates during 2007 as compared with 2006 as a result of Moody’s reduced rating of our senior credit facility in February 2007 and (iii) unfavorable currency effects of $1.7 million in 2007 as compared with 2006.

Foreign Exchange Gain (Loss). For 2007 and 2006, we had a foreign exchange loss of $0.3 million and $0.1 million, respectively. This $0.2 million difference was primarily attributable to the manner in which swings in the value of the U.S. Dollar as compared to other currencies, primarily the Euro and the Brazilian Real, affected certain intercompany transactions. Foreign exchange gains and losses have resulted primarily from intercompany activity.

Provision (Benefit) for Income Taxes. We had a benefit for income taxes for 2007 of $2.3 million as compared to a provision for income taxes of $13.1 million for 2006. The benefit for income taxes includes $18.3 million for the reversal of deferred income taxes related to the goodwill impairment recorded in our roll covers segment in 2007. Other than this tax benefit on impaired goodwill, the Company’s effective tax rate for 2007 was 49% as compared with 30% for 2006. The effective tax rate for 2007 was impacted by minimal tax benefit recognition on the change in the fair value of the Company’s interest rate swaps because of its tax loss carryforward position. Additionally, the effective tax rate for 2007 as compared to 2006 was impacted by (i) a tax benefit of $1.0 million in June 2006 reflecting the reversal of a previously established valuation allowance against deferred tax assets (based on the increased profitability of our clothing operations in the United Kingdom) and (ii) the benefit of a $1.0 million U.S. tax refund in the third quarter of 2006, offset by a tax benefit of approximately $1.1 million during the third quarter of 2007 due to reductions in tax rates enacted by law in certain jurisdictions. Additionally, the Company recorded a benefit in the U.S. of $1.7 million related to a U.S. net operating loss carryback that had a previously established valuation allowance against deferred taxes in 2006.

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

Cost of Products Sold. Cost of products sold for 2006 increased $13.1 million, or 3.8%, to $355.4 million from $342.3 million for 2005.

In our clothing segment, cost of products sold for 2006 increased by $1.0 million, or 0.4%, to $227.0 million from $226.0 million for 2005. The increase was primarily due to unfavorable currency effects of $5.3 million related to the translation of costs incurred in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes partially offset by (i) the $2.3 million impact of a lower cost structure, resulting from our cost reduction programs, during 2006 as compared to 2005, (ii) certain operating costs incurred in connection with the transition of production operations from closed facilities to other facilities under our cost reduction programs that were $1.4 million lower during 2006 as compared with 2005 and (iii) lower overall sales in this segment, excluding the effects of currency.

In our roll covers segment, cost of products sold increased by $12.1 million, or 10.4%, to $128.4 million from $116.3 million for 2005. The increase was primarily attributable to (i) increased sales in this segment, (ii) an unfavorable shift in the mix of our product sales to lower margin products, primarily in North America, during 2006 as compared to 2005 and (iii) unfavorable currency effects of $1.2 million related to the translation of costs incurred in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes. The unfavorable product mix resulted from a shift in sales from our more profitable rubber covers to other types of covers as well as increased sales in mechanical services and spreader rolls, which carry lower margins than our roll covers. These increases were partially offset by the $0.4 million favorable impact of a lower cost structure, resulting from our cost reduction programs, during 2006 as compared with 2005.

Selling Expenses. For 2006, selling expenses increased by $5.6 million, or 7.9%, to $76.3 million from $70.7 million for 2005 primarily due to (i) unfavorable currency effects of $1.1 million related to the translation of costs incurred in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes and (ii) increased payroll, commissions and other selling expenses to expand sales coverage and to address shifting markets.

General and Administrative Expenses. For 2006, general and administrative expenses decreased by $14.3 million, or 16.8%, to $70.6 million from $84.9 million for 2005. The decrease was primarily due to $23.4 million of expenses incurred in connection with the closing of our initial public offering on May 19, 2005 and related transactions. Additionally, general and administrative expenses decreased by the $2.2 million impact of a lower cost structure, resulting from our cost reduction programs, during 2006 as compared with 2005. These decreases were partially offset by (i) an increase of $2.2 million in our environmental expense in 2006 as compared to 2005 due to the discovery of additional contaminated soil at a former manufacturing site during the Company’s remediation efforts undertaken in the fourth quarter of 2006 that related to the removal of contaminated soil previously identified by the Company, (ii) a $1.4 million decrease in royalty income due to a receipt of royalties in 2005 resulting from the final settlement of certain royalties that did not recur in 2006, (iii) a

$0.7 million increase in compensation expense incurred in 2006 as compared with 2005 as a result of restricted stock units granted under our 2005 Equity Incentive Plan , (iv) an increase in bad debt expense of $1.2 million during 2006 as compared to the 2005, (v) unfavorable currency effects of $1.8 million and (vi) increased payroll, fringe benefits and other costs related to business development and reorganization activities in 2006 as compared to 2005.

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

Provision for Income Taxes. For 2006 and 2005, we recognized a provision for income taxes of $13.1 million and $14.3 million, respectively. Our effective tax rate was 30% for 2006 as compared with 72% for 2005. In 2006, the effective rate was lower than the US statutory rate of 35% primarily due to (i) no tax provision recognition on $6 million of the change in the fair value of our prior interest rate swaps, which were settled in November 2007, because of our tax loss carryforward position and (ii) a tax benefit in the United Kingdom of $1.1 million, reflecting the reversal of a previously established valuation allowance against deferred tax assets, and a tax refund in the United States of $1.7 million relating to a net operating loss carryback that had a previously established valuation allowance against deferred tax assets. In 2005, the tax provision was affected by certain transaction costs and by operating losses in taxing jurisdictions for which valuation allowances have been provided because of the uncertainty surrounding the future utilization of such net operating loss carryforwards.

Liquidity and Capital Resources

As described above under “Recent Developments,” we anticipate we will be in default of our leverage ratio covenant and possibly our interest coverage ratio covenant under our credit facility for the period ended March 31, 2008, although we expect to generate cash flow from operations sufficient to service the debt under the credit facility prior to the stated maturity of the debt if there is not otherwise an event of default and acceleration of the maturity of the debt. Further, our independent registered public accounting firm has included an explanatory paragraph in its report on our 2007 consolidated financial statements related to the uncertainty in our ability to continue as a going concern. The inclusion of this paragraph in its report also constitutes a default under our credit facility. On April 8, 2008, we obtained a temporary waiver from the lenders for these defaults. The waiver is in effect until May 31, 2008. In the event that the lenders under our credit facility decline to provide the Company with a further waiver of past and then-existing defaults for periods subsequent to May 31, 2008, the lenders would have the right to demand immediate repayment of the Company’s obligations under the credit facility. Any such acceleration of the Company’s obligations would likely cause other lenders and contractual counterparties, including counterparties to our interest rate swap agreements and other hedge agreements, to terminate and/or to accelerate the Company’s obligations under other financing and credit instruments and agreements. Should the lenders and/or other counterparties demand immediate repayment of such obligations, the Company expects that it would not be able to pay such obligations. In such event, or even in the event that the lenders do not accelerate the Company’s obligations, the Company and its subsidiaries may have to file for bankruptcy. The Company is in discussions with the lenders under our credit facility to amend the financial covenants, although no assurances can be given that the Company will successfully amend such covenants, or amend such covenants in a manner sufficient to adequately reduce the risk of default in the near future. In connection with any such amendments, the lenders are likely to condition agreement on substantial increases in the fees and interest rate payable under the credit facility. The Company is also considering other strategic initiatives which may include issuing equity or other securities to repay a portion of our outstanding debt. The Company has retained an investment bank to assist it with these strategic initiatives. There can be no assurance that we will be able to complete any such strategic initiatives on satisfactory terms, or at all.

Our principal liquidity requirements are for working capital, capital expenditures, debt service. We expect to fund our liquidity requirements primarily with cash generated from operations and, to the extent necessary, through borrowings under our credit facility.

Net cash provided by operating activities was $89.0 million, $69.2 million and $54.7 million in 2007, 2006, and 2005, respectively. The $19.8 million increase in 2007 as compared with 2006 is primarily due to working capital changes. The $14.5 million increase in 2006 as compared with 2005 is primarily due to activities related to our initial public offering that occurred on May 19, 2005 which resulted in approximately $9.2 million of payments of IPO related costs, approximately $7.4 million of payments to the prior parent company to cover its liabilities and $4.2 million of accelerated cash interest payments. Partially offsetting the increase in 2006 was a decrease in working capital items, primarily as a result of decreased accounts payable and accrued expenses, as compared with 2005.

Net cash used in investing activities was $57.2 million, $37.9 million and $28.7 million for 2007, 2006 and 2005, respectively. The increase of $19.3 million during 2007 as compared with 2006 was primarily due to an increase in capital expenditures of $15.4 million related to our expansion of production capacity in Brazil and to deposits on equipment for use at our planned manufacturing facility in Vietnam, the construction of which began in the fourth quarter of 2007 and (ii) an increase in “payments for acquisitions, net of cash acquired” of $3.6 million due to the acquisition in November of 2007 of a roll covers operation in China for $11.8 million, net of cash acquired (and subject to certain adjustments) compared to an aggregate of $8.2 million, net of cash acquired, in 2006 for our acquisitions of Coldwater Covers, Inc. and PMA Shoji Co. Ltd. The $9.2 million increase in 2006 as compared to 2005 was primarily due to (i) payments for the acquisitions in 2006 of Coldwater Covers, Inc. and PMA Shoji Co. Ltd. totaling $8.2 million and (ii) an offset in cash used for investing activities for 2005 of $4.9 million reflecting the proceeds from the sale of our Wake Forest, North Carolina manufacturing. These increases were partially offset by (i) a decrease in capital equipment spending of $3.4 million in 2006 as compared with 2005 and (ii) $1.7 million of proceeds from the sale of our dewatering equipment business in August 2006.

Net cash used in financing activities was $27.2 million and $78.2 million in 2007 and 2006, respectively as compared with net cash provided by financing activities of $5.6 million in 2005. The decrease of $51.0 million was primarily the result of (i) lower cash dividends of $27.6 million paid to our shareholders during 2007 as compared with 2006 as a result of both reduced dividend amounts in 2007 and the participation in our dividend reinvestment plan established during 2007 (ii) lower net debt payments in 2007 compared with 2006 of $22.5 million primarily due to voluntary repayments of our senior debt made during 2006 totaling $28 million, partially offset by increased borrowings of $5.5 million in 2007 as compared with 2006 and (iii) increased debt amendment fees and related expenses of $0.8 million during 2007 as compared with 2006. During 2005, the $5.6 million of net cash provided by financing activities was primarily the result of the completion of our initial public offering on May 19, 2005, including the entry into our existing credit facility and the repayment of other debt. Additionally, the decrease during 2006 as compared with 2005 was primarily the result of $39.4 million of dividend payments to our shareholders during 2006 compared to $14.4 million during 2005 as we did not begin making dividend payments to our shareholders until after the completion of our initial public offering, the first of which was made on September 15, 2005. We also made voluntary repayments of senior debt in 2006 of $28 million and paid $2.2 million of fees related to the amendments of our credit facility in 2006.

As of December 31, 2007, there was a $657.5 million balance of term loans outstanding under our senior credit facility. During 2007, we have made principal payments of $10.9 million as required under the term loan. In addition, as of December 31, 2007, we had an aggregate of $1.7 million outstanding under our revolving lines of credit, including the revolving credit facility under our senior credit facility and lines of credit in various foreign countries that are used to facilitate local short-term operating needs, and an aggregate of $56.7 million available for additional borrowings under these revolving lines of credit. We had cash and cash equivalents of $24.2 million, $16.8 million and $60.0 million at December 31, 2007, 2006 and 2005, respectively.

Capital Expenditures

We use the term “capital expenditures” to refer to costs incurred to purchase property and equipment. The majority of our capital expenditures relate to purchases of machinery and equipment used in the manufacturing of our products. Capital expenditures were funded from net cash provided by operating activities and borrowings under our credit facility.

During 2007, we had capital expenditures of $47.9 million consisting of approximately $26.6 million of growth capital expenditures and approximately $21.3 million of maintenance capital expenditures. Growth capital expenditures consist of items that are intended to increase the manufacturing, production and/or distribution capacity or efficiencies of our operations in conjunction with the execution of our business strategies. Maintenance capital expenditures are designed to sustain the current capacity or efficiency of our operations and include items relating to the renovation of existing manufacturing or service facilities, the purchase of machinery and equipment for existing manufacturing or service facilities and safety and environmental needs.

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

We are expanding production capacity in Brazil and building a clothing manufacturing facility in Vietnam, which we began in the fourth quarter of 2007. In connection with these actions and other planned capital expenditures, we expect capital expenditures for 2008 to be approximately $38 million. In the first quarter of 2008 we determined to slow the pace of planned capital expenditures for the Vietnam facility and now plan to begin production at that facility in 2009. We expect that capital expenditures in 2009 will be lower than those for 2008.

We analyze our planned capital expenditures based on investment opportunities available to us and our financial and operating performance, and accordingly, actual capital expenditures for 2008 may be more or less than this amount.

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

Prior to the offering, Xerium Technologies, Inc. had outstanding one share of $0.01 par value common stock that was held by Xerium 3 S.A. In connection with the offering, we effected a 31,013,482-for-1 stock split of this common stock and accordingly, all share and per share amounts related to common stock included in the accompanying consolidated financial statements and notes thereto have been presented as if this stock split had occurred as of the earliest period presented.

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

Upon completion of the offering, the total amount of our authorized capital stock consisted of 150,000,000 shares of $.01 par value common stock and 1,000,000 shares of $0.01 par value preferred stock, of which 43,725,093 shares of common stock were outstanding and no shares of preferred stock were outstanding.

Credit Facility

Upon the completion of the initial public of offering of our common stock on May 19, 2005, we and certain of our subsidiaries entered into a senior secured credit facility. The credit facility has been amended four times: on February 8, 2006, December 22, 2006, May 2, 2007 and April 8, 2008.

The description of the credit facility below describes the facility as amended.

Our credit facility provides for a $50 million senior secured revolving credit facility and a term loan that had a total principal amount of $650 million as of May 2005. In December 2005, the funding of a legal reorganization of a portion of our international operations was completed and $50 million of our previous $100 million revolving credit facility was canceled. Because the term loan facility included portions denominated in Euros and Canadian dollars, in addition to a U.S. dollar denominated portion, the outstanding principal on our term loan facility is affected by our currency exchange rates as well as principal repayments.

The credit facility, as amended, is secured by substantially all of our assets and the assets of most of our subsidiaries, subject to legal and tax considerations and requirements. Borrowings under the revolving credit facility and term loan facility bear interest, at our option, at either (a) LIBOR plus the applicable margin or (b) the Euribor rate plus the applicable margin, in addition to certain other mandatory costs associated with syndication in the European markets or (c) CDOR plus the applicable margin. The applicable margin for LIBOR term loans, LIBOR revolving loans, Euribor loans and CDOR loans is set at 2.50%, subject to an increase by 0.25% in the event that the indebtedness under the senior credit facility is rated lower than B1 by Moody’s or lower than B+ by Standard & Poor’s. In February 2007, Moody’s reduced its rating of the senior credit facility to below B1, triggering this 0.25% increase in the applicable margin. If the indebtedness under the credit facility subsequently achieves ratings of B1 or higher by Moody’s and B+ or higher by Standard and Poor’s after having fallen below one or both of these levels, the applicable margin will be decreased by 0.25%. The applicable margin with respect to the revolving loans may be reduced by 0.25% or 0.50% based on a leverage test set forth in the credit agreement. Following the initial public offering we entered into interest rate swap agreements that would have effectively fixed through June 30, 2008, the interest rate on approximately 86% of the term loan balance outstanding. On November 16, 2007, the Company settled these interest rate swaps in consideration for their cash value of $5.6 million and entered into new interest rate swap arrangements that effectively fix, from a cash flow hedge perspective, the interest rate on approximately 85% of the term loan portion of the Company’s credit facility through 2010. Initially, the new interest rate swaps qualified for hedge accounting under Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS No. 133). As a result of anticipated financial covenant non-compliance for the period ended March 31, 2008, we classified as current on our balance sheet as of December 31, 2007 $641.2 million of the long-term debt under our senior credit facility. Accordingly, because this debt is potentially payable prior to the expiration of the underlying interest rate swaps, hedge accounting under SFAS No. 133 was no longer applicable for these interest rate swaps and the mark to market decrease in their fair value of $1.9 million was recorded as a charge to interest expense in the fourth quarter of 2007. As of December 31, 2007, the weighted average interest rate on the effectively fixed portion of the term loan facility was 7.0%; the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 7.55%. The revolving credit facility has a 6.5 year maturity and the term loan facility has a 7 year maturity from the date of the agreement.

The credit facility provides for quarterly scheduled principal payments on the term loan of $1.7 million through March 2012 and the remaining principal amount due at maturity in May 2012. The credit facility also requires us to prepay outstanding loans under the term loan facility under the following circumstances:

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

We have made a mandatory prepayment of $9.2 million and $4.1 million in the first quarter of 2008 and 2007, respectively.

Our credit facility requires that we meet certain financial covenants in order to avoid a default or event of default under the facility. These covenants are as follows:

•	Our interest coverage ratio as of the end of any period set forth below must exceed the ratio set forth for such period:

Period	Ratio
Fiscal quarters ending December 31, 2007 through June 30, 2009	3.50:1
Fiscal quarters ending September 30, 2009 through March 31, 2010	3.75:1
Fiscal quarters ending June 30, 2010 through December 31, 2010	4.00:1
Fiscal quarters ending March 31, 2011 and June 30, 2011	4.25:1
Fiscal quarters ending September 30, 2011 through March 31, 2012	4.50:1

•	Our leverage ratio as of the end of any period set forth below must not exceed the ratio set forth for such period:

Period	Ratio
Fiscal quarter ending December 31, 2007	4.50:1
Fiscal quarters ending March 31, 2008 through September 30, 2008	4.25:1
Fiscal quarters ending December 31, 2008 and March 31, 2009	4.00:1
Fiscal quarters ending June 30, 2009 through December 31, 2009	3.75:1
Fiscal quarters ending March 31, 2010 through December 31, 2010	3.50:1
Fiscal quarters ending March 31, 2011 through March 31, 2012	3.25:1

•	Our fixed charge coverage ratio as of the end of any period set forth below must exceed the ratio set forth for such period:

Period	Ratio
Fiscal quarter ending December 31, 2007	1.80:1
Fiscal quarters ending March 31, 2008 and thereafter	1.85:1

We were in compliance with the financial ratio covenants at December 31, 2007. For the four fiscal quarters ended December 31, 2007 our interest coverage ratio was 3.57:1, our leverage ratio was 4.39:1 and our fixed charge coverage ratio was 2.23:1. While we have not completed our calculations for the covenants for the period ended March 31, 2008, we anticipate that we will be in default of our leverage ratio covenant and possibly our interest coverage ratio for the period ended March 31, 2008, although we expect to generate cash flow from operations sufficient to service the debt under the credit facility prior to the stated maturity of the debt if there is not otherwise an event of default and acceleration of the maturity of the debt. Further, as described below, our independent registered public accounting firm has included an explanatory paragraph in its report on our 2007 consolidated financial statements related to the uncertainty in our ability to continue as a going concern which also constitutes a default under our credit facility. On April 8, 2008, we obtained a waiver from the lenders for these defaults. The waiver is in effect until May 31, 2008. Because the financial ratios become more restrictive over time, we do not expect to be in compliance with the financial ratios in future periods as well.

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

As amended by the waiver agreement discussed below, our credit facility also prohibits the payment of dividends on our common stock.

On April 8, 2008, we entered into an amendment and waiver agreement with our lenders relating to our credit facility pursuant to which the lenders agreed to waive through May 31, 2008 (the “forbearance period”) any past and then existing defaults. In connection with the waiver agreement, the Company agreed that the lenders would not be required to make revolving loans during the forbearance period. The waiver agreement also contains restrictive covenants including, but not limited to, requirements that the Company:

•	operate its business in the ordinary course;

•

not enter into any contract which will be binding or impose liabilities upon the Company or its subsidiaries other than in the ordinary course of business, except as contemplated below and except in connection with any issuance of equity securities by the Company;

•

not (i) incur any indebtedness or create or become liable with respect to any contingent obligation other than contingent obligations permitted below; provided that the Company may incur subordinated debt; so long as all of the net proceeds of such incurrence of subordinated debt are applied to prepay debt under the credit facility, (ii) forgive any indebtedness or other obligation (other than customer receivables in connection with collection efforts in the ordinary course of business), (iii) make any loans, advances, dividends, capital contributions or any other investment, (with certain exceptions) or (iv) incur capital expenditures in excess of certain limitations;

•

not (i) create any new subsidiaries or enter into any transaction of merger or consolidation, or liquidate, wind-up or dissolve the Company or any subsidiary, (ii) other than with limited exceptions, convey, sell, lease, sub-lease, transfer or otherwise dispose of any of the Company’s business or assets, unless all of the net proceeds of such disposal are applied to prepay debt under the credit facility or (iii) acquire all or a substantial part of the business or assets of, or capital stock or other evidence of beneficial ownership of, any person or any unit or division thereof, other than the acquisition and sale of inventory in the ordinary course of business.

The waiver agreement also amends our credit facility to prohibit our payment of dividends. In connection with the waiver agreement, the Company expects to pay fees to the agent bank and the lenders in the aggregate amount of approximately $4.9 million.

The Company is in discussions with its lenders to amend the financial covenants of its credit facility although no assurances can be given that the Company will successfully amend such covenants, or amend such covenants in a manner sufficient to adequately reduce the risk of default in the near future. In connection with any such amendments, the lenders are likely to condition agreement on substantial increases in the fees and interest rate payable under the credit facility.

Dividends on Common Stock

The waiver agreement referred to above prohibits us from paying dividends. Accordingly, we do not anticipate paying dividends on our common stock for the foreseeable future. The elimination of dividends may adversely affect the market price of our common stock.

Contractual Obligations and Commercial Commitments

The following table provides aggregated information about our contractual obligations as of December 31, 2007.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
	(in millions)
Long-term debt obligations (1)	$665.1	$19.3	$16.4	$629.4	$—	$—
Interest expense on long-term debt (1)(2)	202.2	46.0	90.0	66.2	—	—
Operating leases	20.1	5.0	6.6	3.3	5.2	—
Purchase obligations (3)	59.4	44.6	11.2	3.2	0.4	—
Pension and other postretirement obligations	94.7	10.2	15.9	17.7	50.9	—
FIN 48 obligations (4)	6.6	0.7	—	—	—	5.9

Total contractual cash obligations	$1,048.1	$125.8	$140.1	$719.8	$56.5	$5.9

(1)	Reflects scheduled debt maturities under a waiver of the financial covenant noncompliance for the period ended March 31, 2008. See Notes 1 and 8 of the Notes to Consolidated Financial Statements. However, the accompanying balance sheet as of December 31, 2007 includes an adjustment of $641.2 million to reflect the classification of the debt under the senior credit facility as current debt.
(2)	Interest expense shown above is based on the effective interest rate as of December 31, 2007. As of December 31, 2007, the weighted average interest rate on the effectively fixed portion of the term loan facility was 7.0% and the weighted average interest rate on the portion of the term loan facility not effectively fixed, based on the 90-day LIBOR, was 7.55%. The interest rate on approximately 85% of the term loan portion of the credit facility is effectively fixed by interest rate swap contracts through December 31, 2010.
(3)	Includes obligations with respect to raw materials purchases, repair and maintenance services, utilities and capital expenditures.
(4)	Amounts in “Other” represent future cash outflows for which we are unable to make reasonably reliable estimates of the period of cash settlement.

Balance Sheet Financing

During the year ended December 31, 2007, we have not engaged in material off-balance sheet activities, including the use of structured finance or special purpose entities.

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

There are two types of hedges into which we enter: hedges of fair value exposure and hedges of cash flow exposure. Hedges of fair value exposure are entered into in order to hedge the fair value of a recognized asset or liability, or a firm commitment. Hedges of cash flow exposure are entered into in order to hedge a forecasted transaction or the variability of cash flows to be paid related to a recognized liability. Changes in derivative fair values are recognized in earnings as offsets to the changes in fair value of the related hedged assets and liabilities. Changes in the derivative fair values that are designated as cash flow hedges which meet the criteria for hedge accounting are recorded in other comprehensive income. The interest rate swaps entered into in November 2007 initially qualified for hedge accounting under SFAS No. 133. As a result of anticipated financial covenant non-compliance for the period ended March 31, 2008, we classified as current on our balance sheet as of December 31, 2007 $641.2 million of the long-term debt under our senior credit facility. Accordingly, because this debt is potentially payable prior to the expiration of the underlying interest rate swaps, hedge accounting under SFAS No. 133 was no longer applicable for these interest rate swaps and the mark to market decrease in their fair value of $1.9 million was recorded as a charge to interest expense during the fourth quarter of 2007.

Goodwill. We account for acquired goodwill and intangible assets in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”). Purchase accounting required by SFAS No. 141 involves judgment with respect to the valuation of the acquired assets and liabilities in order to determine the amount of goodwill. We believe that the estimates that we have used to record prior acquisitions are reasonable and in accordance with SFAS No. 141.

Impairment of Goodwill and Indefinite-Lived Intangible Assets. We account for acquired goodwill and goodwill impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). This pronouncement requires considerable judgment in the valuation of acquired goodwill and the ongoing evaluation of goodwill impairment.

We perform an annual test for goodwill impairment as of December 31st at the business segment level. We have two business segments: clothing and roll covers. When the Company’s business was acquired in 1999, more than 80% of the goodwill was assigned to the roll covers segment based on relative fair values at the date of acquisition. In 2007, segment earnings were $104 million for the clothing segment and $54 million for the roll covers segment.

Goodwill impairment testing is a two-step process. Step 1 involves comparing the fair value of the Company’s reporting unit to its carrying amount. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit carrying amount is greater than the fair value then the second step must be completed to measure the amount of impairment, if any. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.

For the purpose of performing the annual impairment test we allocate all shared assets and liabilities to the business segments based upon the percentage of each segment’s revenue to total revenue. Shared expenses are allocated to each segment to the extent necessary to allow them to operate as independent businesses. Fair value was determined by using a weighted combination of both a market multiple approach and an income approach. The market multiple approach utilizes the Company’s proprietary information to determine measures that are used to value its business segments. The income approach is a present value technique used to measure the fair value of future cash flows produced by each business segment. Determining the fair value of a business segment or an indefinite-lived purchased intangible asset is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. We believe that the assumptions and rates used in our annual impairment test under SFAS No. 142 are reasonable, but inherently uncertain. Based on these assessments performed as of December 31, 2007, we determined that our goodwill for the roll covers segment was impaired due to expectations of lower profitability and to the increased carrying value of the net assets of the roll covers segment due primarily to currency translation effects thereon. Accordingly, we recorded a non-cash charge for goodwill impairment of $185.3 million (and a related tax benefit of $18.3 million) related to our roll covers segment. Step 1 of the process indicated that the fair value of the net assets of the roll covers segment was $69.3 million less than their carrying value as of December 31, 2007. Based on the Step 1 result, the Company proceeded with Step 2. Based on the increase in fair value of tangible and intangible assets over book value of $116.0 million as determined in Step 2, an aggregate impairment of $185.3 million was recorded. There was no goodwill impairment recorded for the clothing segment during the year ended December 31, 2007, nor for either segment during the years ended December 31, 2006 or 2005.

The excess of the fair value over the carrying value for our clothing segment as of December 31, 2007, the annual test date, was approximately $304 million. In order to evaluate the sensitivity of the analysis performed, we applied a hypothetical 5% decrease to the fair value of this business segment, which resulted in a fair value in excess of carrying value of approximately $268 million for the clothing segment.

Contingencies. We are subject to various claims and contingencies associated with lawsuits, insurance, tax, environmental and other issues arising out of the normal course of business. Our consolidated financial statements reflect the treatment of claims and contingencies based on management’s view of the expected outcome. We consult with legal counsel on those issues related to litigation with respect to matters in the ordinary course of business. If the likelihood of an adverse outcome is probable and the amount is estimable, we accrue a liability in accordance with SFAS No. 5, “Accounting for Contingencies.” While we believe that the current level of reserves is adequate, the adequacy of these reserves may change in the future due to new developments in particular matters. In connection with the closure of certain manufacturing facilities under our restructuring programs, in 2004, we had conducted environmental site assessments which had indicated contamination at two sites. Management believes that both sites have been substantially remediated and no significant further remediation costs are expected to be incurred. During 2004 through 2007, the Company recorded environmental expenses of $7,472 in the aggregate and expenses (income) of ($50), $3,072, and $850 during the years ended December 31, 2007, 2006 and 2005, respectively. During 2007, the Company paid approximately $2,100 related to the environmental remediation, which costs had been accrued as of December 31, 2006. Management believes that the environmental issues at these two sites have been substantially remediated and we do not expect to incur significant additional costs related thereto.

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

We have recognized a net deferred tax liability of $15.1 million and $31.2 million at December 31, 2007 and 2006, respectively. The deferred taxes relate principally to pension and post-retirement benefits, intangible assets and differences between the book and tax bases of property and equipment.

We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Relevant evidence, both positive and negative, is considered in determining the need for a valuation allowance. Information evaluated includes our financial position and results of operations for the current and preceding years as well as an evaluation of currently available information about future years. In light of our accumulated loss position in certain tax jurisdictions at December 31, 2007, and the uncertainty of profitability in future periods, we recorded valuation allowances for deferred tax assets primarily related to net operating loss carryforwards in the United States, United Kingdom and Sweden.

Undistributed earnings of our foreign subsidiaries amounted to approximately $231 million at December 31, 2007. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for income taxes or withholding taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to both income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various jurisdictions. Determination of the amount of unrecognized deferred U.S. income tax liability or withholding taxes is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards and net operating loss carryforwards would be available to reduce some portion of the liability.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The Company adopted FIN 48 on January 1, 2007 and, accordingly, recorded a cumulative effect increase of $3.3 million to accumulated deficit, an increase of $0.6 million to income taxes payable and an increase of $2.7 million to deferred and long term taxes for uncertain tax positions upon adoption. Management cannot provide a reasonably reliable estimate of the period of related future payments for which settlement is expected to occur beyond the next twelve months.

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

We can not determine whether or how much future assumptions may change. However, as of December 31, 2007, a 1% increase or decrease in the following assumptions would increase (decrease) pension or postretirement expense, on a pre-tax basis as follows:

(in millions)	1% increase in:
	Discount Rate	Expected Long-Term Return on Plan Asset	Healthcare Cost Trend Rate

Increase (decrease) to pension/postretirement expense	$(3.4)	$3.8	$0.4

	1% decrease in:
	Discount Rate	Expected Long-Term Return on Plan Asset	Healthcare Cost Trend Rate

Increase (decrease) to pension/postretirement expense	$4.9	$(4.3)	$(0.4)

New Accounting Standards

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

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Net cash provided by operating activities	$89,020	$69,236	$54,709
Interest expense, net	53,126	40,016	41,701
Net change in operating assets and liabilities	(10,585)	19,606	7,938
Income tax provision (benefit)	(2,345)	13,107	14,342
Stock-based compensation	(1,749)	(2,507)	(17,352)
Deferred financing cost amortization	(3,676)	(3,726)	(3,037)
Deferred taxes	16,984	(4,793)	1,556
Deferred interest	—	—	(813)
Asset impairment	(389)	(2,095)	(175)
Unrealized foreign exchange gain (loss) on indebtedness, net	(4,198)	(964)	3,952
Loss on early extinguishment of debt	—	—	(4,886)
Gain on disposition of property and equipment	1,367	319	952
Change in fair value of interest rate swaps	(6,146)	1,604	8,116
Goodwill impairment	(185,300)	—	—

EBITDA	(53,891)	129,803	107,003
Expenses related to debt or equity financing	—	116	7,820
Loss on early extinguishment of debt	—	—	4,886
Unrealized foreign exchange (gain) loss on indebtedness, net	4,198	964	(3,952)
Change in fair value of other derivatives	(3,954)	—	—
Restructuring expenses (A)	7,344	2,641	11,000
Non-cash compensation and related expenses	1,749	2,507	17,352
Expenses related to reorganization of Brazilian subsidiaries	—	—	4,144
Non-cash impairment charges (B)	185.689	2,095	—
Growth program costs (C)	4,656	—	—
Inventory write-offs under restructuring programs	148	—	—
Non-recurring expenses resulting from cost reduction programs (D)	82	8,044	7,283

Adjusted EBITDA	$146,021	$146,170	$155,536

(A)	Restructuring and related impairment costs, including growth program costs (in 2007) that can be added back to determine Adjusted EBITDA were capped at $12,000 for 2007, $4,000 for 2006 and $11,000 for 2005.
(B)	In accordance with the definition of Adjusted EBITDA in our credit facility, non-cash impairment charges resulting from application of Statement of Financial Accounting Standards Nos. 141, 142 and 144 have been added back to Adjusted EBITDA.
(C)	In accordance with the definition of Adjusted EBITDA in our credit facility, as amended on May 2, 2007, growth programs are those intended to increase productivity and economic efficiency or the market share capacity of the Company, reduce cost structure, improve equipment utilization or provide additional regional capacity to better serve growth markets. These growth program costs for the year ended December 31, 2007 include expenses incurred for our lean manufacturing initiatives, expansion into Vietnam and other growth programs. The amount of growth programs was $5,321 in 2007, which was reduced above due to the cap as noted in (A). Growth program costs were not added back to net income in calculating Adjusted EBITDA for the years ended December 31, 2006 or 2005 because the credit facility as in effect at that time did not provide for the add back of such items.
(D)	In accordance with the definition of Adjusted EBITDA in our credit facility, certain fees, expenses and charges deducted in computing net income determined by us to be non-recurring, which determination was accepted by the administrative agent under the facility, by virtue of changes in our method of operations pursuant to our cost reduction programs have been added back to Adjusted EBITDA for the years ended December 31, 2007, 2006 and 2005. These fees, expenses and charges are presented in the following table:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
	(in thousands)
Environmental charges in connection with facilities closures pursuant to cost reduction programs (1)	$(50)	$3,072	$850
Certain operating costs incurred in connection with the transition of production operations from closed facilities to other facilities (2)	132	4,972	6,433

Total	$82	$8,044	$7,283

(1)	The 2007 amount reflects the reversal of amounts accrued in prior periods.
(2)	For 2007, the amount includes added operating costs related to restructuring programs in Italy. For 2006, the amount includes added operating costs related to closures in North America and Italy of $3,465 and $1,507, respectively. For 2005, the amount includes added operating costs related to closures in North America only.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Hedging. We have foreign currency cash flow and earnings exposure with respect to specific sale transactions denominated in currencies other than the functional currency of the unit incurring the costs associated with such transactions. To mitigate the risks related to this exposure, we utilize forward currency contracts in certain circumstances, to lock in exchange rates with the objective that the gain or loss on the forward contracts will approximate the loss or gain on the transaction or transactions being hedged. We determine whether to enter into hedging arrangements based upon the size of the underlying transaction or transactions, an assessment of the risk of adverse movements in the applicable currencies and the availability of a cost-effective hedging strategy. In South America, substantially all of our sales are indexed to U.S. Dollars, but the associated costs are recorded in the local currencies of the operating units. Generally, we do not hedge this U.S. Dollar exposure as it would not be cost effective due to the relatively inefficient foreign exchange markets for local currencies in that region. To the extent we do not engage in hedging or such hedging is not effective, changes in the relative value of currencies can affect our profitability. The value of these contracts is recognized at fair value based on market exchange forward rates and amounted to a net asset position of $3.6 million at December 31, 2007. These contracts mature at various dates through December 2008.

Relative to foreign currency exposures existing at December 31, 2007, a 10% unfavorable movement in foreign currency exchange rates would not expose us to significant losses in earnings or cash flows because we hedge substantially all of our year-end exposures against fluctuations in foreign currency exchange rates. For contracts outstanding at December 31, 2007, a 10% movement in foreign currency exchange rates from the rates as of our 2007 fiscal year end would have an immaterial impact on the fair value of our foreign currency financial instruments. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices.

For additional information about the risks associated with fluctuations in currency exchange rates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign Exchange.”

Interest Rate Hedging. Our senior credit facility has a variable interest rate. We had entered into interest rate swap contracts effective June 30, 2005 pursuant to which we paid fixed rates on notional amounts while receiving the applicable floating LIBOR rates. These interest rate swaps did not qualify for hedge accounting under SFAS No. 133 and the change in their fair value was subject to mark to market through earnings. As a result of the mark to market accounting through earnings, we recorded a mark to market increase (decrease) to interest expense of $4.2 million, ($1.6) million and ($8.1) million during the years ended December 31, 2007, 2006 and 2005, respectively. Although these interest rate swaps were subject to mark to market accounting through earnings, they were to have effectively fixed, from a cash flow hedge perspective, the interest rate on approximately 86% of the term loan portion of the credit facility through June 30, 2008.

On November 16, 2007, we settled these interest rate swaps in consideration for their cash value of $5.6 million and entered into new interest rate swap arrangements that initially qualified for hedge accounting. As a result of anticipated financial covenant non-compliance for the period ended March 31, 2008, we classified as current on our balance sheet as of December 31, 2007 $641.2 million of the long-term debt under our senior credit facility. Accordingly, because this debt is potentially payable prior to the expiration of the underlying interest rate swaps, hedge accounting under SFAS No. 133 was no longer applicable for these interest rate swaps and the mark to market decrease in their fair value of $1.9 million was recorded as a charge to interest expense during the fourth quarter of 2007. The new interest rate swaps effectively fix, from a cash flow perspective, the interest rate on approximately 85% of the term loan portion of the our credit facility through 2010. As of December 31, 2007, the weighted average interest rate on the effectively fixed portion of the term loan facility was 7.0%; the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 7.55%. In February 2007, the applicable margin for LIBOR term loans, LIBOR revolving loans, Euribor loans and CDOR loans under our senior credit facility increased from 2.50% to 2.75% as a result of Moody’s downgrade of its rating of our senior indebtedness. We estimate that a 1% increase in the LIBOR rate would increase our interest expense on the term debt by approximately $1.0 million on an annual basis through December 31. 2010, the period covered by the interest rate swap agreements. To the extent that we do not enter into a hedging arrangement that effectively fixes the interest rate on a portion of our senior debt after these contracts expire, the interest rate on all of the debt covered by our senior credit facility will fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event, we may have difficulty making interest payments and funding our other costs and our ability to comply with the financial covenants in our credit facility may be adversely affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statements required to be filed under this Item 8, other than selected quarterly financial data, are filed as Appendix A hereto, are listed under Item 15(a) and are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have carried out an evaluation, as of December 31, 2007, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances. However, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as set forth above.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Our

management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2007. Ernst & Young LLP, our independent registered public accounting firm, has issued its report on the effectiveness of internal control over financial reporting as of December 31, 2007, which appears in our 2007 Annual Report.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

NYSE

As previously disclosed in our press release dated March 18, 2008 and our Notification of Late Filing on Form 12b-25 filed with the Securities and Exchange Commission on March 18, 2008, the Company was not able to file its 2007 Annual Report on Form 10-K in a timely manner. On April 2, 2008, we received a letter from the New York Stock Exchange Regulation, Inc. informing us that, as a result of our failure to timely file our 2007 Form 10-K, we are subject to the procedures specified in Section 802.01E (SEC Annual Report Timely Filing Criteria) of the NYSE’s Listed Company Manual. We believe that the filing of this 2007 Annual Report on Form 10-K satisfies the NYSE requirements.

Credit Facility

On April 8, 2008, we entered into an amendment and waiver agreement with our lenders relating to our credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility.”

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

In June of 2006 we filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, the Company has filed as exhibits to this annual report and to the annual report on Form 10-K for the year ended December 31, 2007, the applicable certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s public disclosures.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The following documents are filed as Appendix A hereto and are included as part of this Annual Report on Form 10-K:

Financial Statements of Xerium Technologies, Inc:

Report of Independent Registered Public Accounting Firm on Internal Control over Financial     Reporting

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements     and Schedule

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2007,     2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Youngsville, North Carolina, on April 8, 2008.

XERIUM TECHNOLOGIES, INC.

By:	/s/ STEPHEN R. LIGHT
Stephen R. Light President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities on April 8, 2008.

Signature	Title

/s/ STEPHEN R. LIGHT Stephen R. Light	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ MICHAEL O’ DONNELL	Chief Financial Officer and Director (Principal Financial and Accounting Officer)
Michael O’ Donnell

/s/ DONALD P. AIKEN .	Director
Donald P. Aiken

/s/ MICHAEL PHILLIPS	Director
Michael Phillips

/s/ JOHN S. THOMPSON	Director
John S. Thompson

/s/ EDWARD PAQUETTE	Director
Edward Paquette

/s/ JOHN SAUNDERS	Director
John Saunders

Appendix

Index to Consolidated Financial Statements

XERIUM TECHNOLOGIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders of

Xerium Technologies, Inc.

We have audited Xerium Technologies, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Xerium Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Xerium Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Xerium Technologies, Inc. as of December 31, 2007 and December 31, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007 of Xerium Technologies, Inc. and our report dated April 8, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

April 8, 2008

Report of Independent Registered Public Accounting Firm

on the Consolidated Financial Statements and Schedule

The Board of Directors and Stockholders of

Xerium Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Xerium Technologies, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xerium Technologies, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that Xerium Technologies, Inc. will continue as a going concern. As more fully described in Note 1, the Company will likely have future debt covenant violations under its existing loan agreements. Failing to meet financial covenants constitutes an event of default, upon which the Company’s lenders could accelerate the debt causing it to become payable and due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The 2007 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Xerium Technologies Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 8, 2008 expressed an unqualified opinion thereon.

As discussed in Note 10 to the consolidated financial statements, effective January 1, 2007, Xerium Technologies, Inc. adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109”. Also, as discussed in Note 11 to the consolidated financial statements, effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB No. 87, 88, 106 and 132(R)”, and as discussed in Note 14 to the consolidated financial statements, effective January 1, 2006, the Company adopted SFAS 123(R), “Share-Based Payment”.

/s/ Ernst & Young LLP

Boston, Massachusetts

April 8, 2008

XERIUM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2007	2006
	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,218	$16,816
Accounts receivable (net of allowance for doubtful accounts of $5,157 in 2007 and $4,220 in 2006)	113,256	109,694
Inventories	113,136	103,853
Prepaid expenses	6,287	4,426
Other current assets	29,441	19,273

Total current assets	286,338	254,062
Property and equipment, net	421,470	375,179
Goodwill	159,892	318,019
Intangible assets and deferred financing costs, net	17,381	37,151
Other assets	6,360	6,315

Total assets	$891,441	$990,726

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable	$1,676	$10,571
Accounts payable	44,842	39,778
Accrued expenses	61,070	48,574
Current maturities of long-term debt	19,253	10,110
Long-term debt classified as current	641,179	—

Total current liabilities	768,020	109,033
Long-term debt, net of current maturities and long-term debt classified as current	4,693	618,379
Deferred and long-term taxes	23,114	40,479
Pension, other postretirement and postemployment obligations	90,749	106,255
Other long-term liabilities	5,917	—
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit)
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares outstanding as of December 31, 2007 and 2006	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 46,028,003 and 43,799,662 shares outstanding as of December 31, 2007 and 2006, respectively	460	438
Paid-in capital	216,360	201,563
Accumulated deficit	(245,511)	(65,137)
Accumulated other comprehensive income (loss)	27,639	(20,284)

Total stockholders’ equity (deficit)	(1,052)	116,580

Total liabilities and stockholders’ equity (deficit)	$891,441	$990,726

See accompanying notes.

XERIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2007	2006	2005
	(dollars in thousands except per share data)
Net sales	$615,426	$601,439	$582,420
Costs and expenses:
Cost of products sold	361,913	355,375	342,329
Selling	79,157	76,313	70,682
General and administrative	70,218	70,621	84,863
Restructuring and impairments	7,733	4,736	11,958
Research and development	10,189	9,878	9,835
Goodwill impairment	185,300	—	—

	714,510	516,923	519,667

Income (loss) from operations	(99,084)	84,516	62,753
Interest expense	(54,609)	(41,893)	(43,643)
Interest income	1,483	1,877	1,942
Foreign exchange gain (loss)	(347)	(105)	3,773
Loss on early extinguishment of debt	—	—	(4,886)

Income (loss) before provision for income taxes	(152,557)	44,395	19,939
Provision (benefit) for income taxes	(2,345)	13,107	14,342

Net income (loss)	$(150,212)	$31,288	$5,597

Net income (loss) per share:
Basic	$(3.36)	$0.71	$0.14

Diluted	$(3.36)	$0.71	$0.14

Shares used in computing net income (loss) per share:
Basic	44,745,296	43,768,609	38,884,233

Diluted	44,745,296	43,896,302	38,926,314

Cash dividends per common share	$0.5625	$0.90	$0.33

See accompanying notes.

XERIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
	(dollars in thousands)
Balance at December 31, 2004	31,013,482	$310	$6,548	$(46,891)	$(15,063)	$(55,096)
Components of comprehensive loss:
Net income				5,597		5,597
Foreign currency translation adjustments					(12,360)	(12,360)
Minimum pension liability adjustment, net of income taxes of $1,096					(5,746)	(5,746)
Change in value of derivative instruments, net of income taxes of $(475)					(331)	(331)

Total other comprehensive loss						(12,840)
Imputed interest from shareholder note	—	—	825	—	—	825
Transfer of equity interest from former parent	1,842,546	18	(18)	—	—	—
Redemption of shares from former parent	(2,125,663)	(21)	21	—	—	—
Redemption of management shares	(404,505)	(4)	(4,547)	—	—	(4,551)
Conversion of shareholder notes	–	–	38,493	—	—	38,493
Issuance of common stock, net of issuance costs	13,399,233	134	160,657	—	—	160,791
Offering costs	—	—	(20,046)	—	—	(20,046)
Dividend to former parent	—	—	—	(1,153)	—	(1,153)
Compensation expense	—	—	17,352	—	—	17,352
Dividends paid to stockholders	—	—	—	(14,429)	—	(14,429)

Balance at December 31, 2005	43,725,093	437	199,285	(56,876)	(33,500)	109,346
Components of comprehensive income:
Net income				31,288		31,288
Foreign currency translation adjustments					21,371	21,371
Minimum pension liability adjustment, net of income taxes of $614					(1,712)	(1,712)
Change in value of derivative instruments, net of income taxes of $288					284	284

Total other comprehensive income						51,231
Cumulative adjustment for SFAS No. 158 transition, net of income taxes of $1,507					(6,727)	(6,727)
Issuance of common stock underlying restricted stock units	74,569	1	(375)	—	—	(374)
Compensation expense	—	—	2,507	—	—	2,507
Dividends paid to stockholders	—	—	146	(39,549)	—	(39,403)

Balance at December 31, 2006	43,799,662	438	201,563	(65,137)	(20,284)	116,580
Components of comprehensive income (loss):	—	—	—	—	—	—
Net loss	—	—	—	(150,212)	—	(150,212)
Foreign currency translation adjustments	—	—	—	—	30,285	30,285
Change in funded status under SFAS No. 158, net of income taxes of $2,361	—	—	—	—	17,228	17,228
Change in value of derivative instruments, net of income taxes of $0	—	—	—	—	(90)	(90)

Total other comprehensive income (loss)	—	—	—	—	—	(102,789)
Adoption of FIN 48	—	—	—	(3,323)	—	(3,323)
Early adoption of change in measurement date under SFAS No. 158	—	—	—	(1,700)	500	(1,200)
Issuance of common stock underlying restricted stock units	81,976	1	(288)	—	—	(287)
Issuance of common stock under dividend reinvestment plan	2,146,365	21	13,219	(13,240)	—	—
Compensation expense	—	—	1,749	—	—	1,749
Dividends paid to stockholders	—	—	117	(11,899)	—	(11,782)

Balance at December 31, 2007	46,028,003	$460	$216,360	$(245,511)	$27,639	$(1,052)

See accompanying notes.

XERIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
	2007	2006	2005
	(dollars in thousands)
Operating activities
Net income (loss)	$(150,212)	$31,288	$5,597
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	185,300	—	—
Stock-based compensation	1,749	2,507	17,352
Depreciation	41,108	40,969	41,190
Amortization of other intangibles	4,432	4,423	4,173
Deferred financing cost amortization	3,676	3,726	3,037
Unrealized foreign exchange (gain) loss on revaluation of debt	4,198	964	(3,952)
Deferred taxes	(16,984)	4,793	(1,556)
Deferred interest	—	—	813
Asset impairment	389	2,095	175
Loss on early extinguishment of debt	—	—	4,886
Gain on disposition of property and equipment	(1,367)	(319)	(952)
Change in the fair value of interest rate swaps	6,146	(1,604)	(8,116)
Change in assets and liabilities which provided (used) cash:
Accounts receivable	5,836	(329)	5,281
Inventories	2,243	261	8,060
Prepaid expenses	(1,403)	1,531	(1,816)
Other current assets	983	(2,300)	(8,444)
Accounts payable and accrued expenses	7,246	(11,695)	(12,813)
Deferred and other long term liabilities	(4,320)	(7,074)	1,794

Net cash provided by operating activities	89,020	69,236	54,709

Investing activities
Capital expenditures, gross	(47,859)	(32,456)	(35,829)
Proceeds from disposals of property and equipment	2,961	1,012	7,103
Proceeds from dispositions of businesses	—	1,666	—
Payment for acquisitions, net of cash acquired	(12,298)	(8,155)	—
Other	(4)	(7)	4

Net cash used in investing activities	(57,200)	(37,940)	(28,722)

Financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(8,207)	538	(147)
Proceeds from borrowings (maturities longer than 90 days)	5,435	155	650,000
Principal payments on debt	(10,890)	(36,870)	(749,098)
Issuance of common stock	—	—	160,791
Redemption of common stock	—	—	(4,551)
Cash dividends on common stock	(11,782)	(39,403)	(14,429)
Costs related to public offering and refinancing	—	—	(35,787)
Other	(1,793)	(2,628)	(1,153)

Net cash provided by (used in) financing activities	(27,237)	(78,208)	5,626

Effect of exchange rate changes on cash flows	2,819	3,752	4,361

Net increase (decrease) in cash	7,402	(43,160)	35,974
Cash and cash equivalents at beginning of year	16,816	59,976	24,002

Cash and cash equivalents at end of year	$24,218	$16,816	$59,976

Interest payments	$39,780	$40,000	$49,437

Income tax payments	$10,981	$19,101	$18,860

Supplemental schedule of noncash investing activities (Note 1)

Common stock issued in lieu of cash dividends pursuant to the Dividend Reinvestment Plan	$13,240	$—	$—

See accompanying notes.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands except per share data)

December 31, 2007

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

(a) Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which is contingent upon, among other things, the Company’s ability to comply with all debt covenants under its existing senior credit facility. While the Company was in compliance with the financial covenants under its senior credit facility at December 31, 2007 and expects that it would generate cash flow from operations sufficient to service the debt under the senior credit facility prior to the stated maturity of the debt if there is not otherwise an event of default under the debt, the Company anticipates to be in financial covenant non-compliance for the period ended March 31, 2008. Failing to meet a financial covenant under the senior credit facility constitutes an event of default, upon which the lenders could accelerate the debt under the senior credit facility, causing it to become due and payable.

As a result, the accompanying balance sheet as of December 31, 2007 includes a reclassification of $641,179 to reflect as current the long-term debt under the senior credit facility that is anticipated to be in default during the first quarter of 2008. Additionally, because this debt is potentially payable prior to the expiration of the underlying interest rate swaps, hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS No. 133) was no longer applicable for these interest rate swaps and the mark to market decrease in their fair value of $1,931 was recorded as a charge to interest expense during the fourth quarter of 2007 (See Note 9).

On April 8, 2008, the Company entered into an amendment and waiver agreement with its lenders relating to its senior credit facility pursuant to which the lenders agreed to waive through May 31, 2008 (the “forbearance period”) any past and then existing defaults. In connection with the waiver agreement, the Company agreed that the lenders would not be required to make revolving loans during the forbearance period. The waiver agreement also contains restrictive covenants including, but not limited to, requirements that the Company:

•	operate its business in the ordinary course;

•

not enter into any contract which will be binding or impose liabilities upon the Company or its subsidiaries other than in the ordinary course of business, except as contemplated below and except in connection with any issuance of equity securities by the Company;

•

not (i) incur any indebtedness or create or become liable with respect to any contingent obligation other than contingent obligations permitted below; provided that the Company may incur subordinated debt; so long as all of the net proceeds of such incurrence of subordinated debt are applied to prepay debt under the credit facility, (ii) forgive any indebtedness or other obligation (other than customer receivables in connection with collection efforts in the ordinary course of business), (iii) make any loans, advances, dividends, capital contributions or any other investment, (with certain exceptions) or (iv) incur capital expenditures in excess of certain limitations;

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2007

•

not (i) create any new subsidiaries or enter into any transaction of merger or consolidation, or liquidate, wind-up or dissolve the Company or any subsidiary, (ii) other than with limited exceptions, convey, sell, lease, sub-lease, transfer or otherwise dispose of any of the Company’s business or assets, unless all of the net proceeds of such disposal are applied to prepay debt under the credit facility or (iii) acquire all or a substantial part of the business or assets of, or capital stock or other evidence of beneficial ownership of, any person or any unit or division thereof, other than the acquisition and sale of inventory in the ordinary course of business.

The waiver agreement also amends our credit facility to prohibit our payment of dividends.

The Company is in discussions with its lenders to amend the financial covenants of its credit facility although no assurances can be given that the Company will successfully amend such covenants, or amend such covenants in a manner sufficient to adequately reduce the risk of default in the near future. In connection with any such amendments, the lenders are likely to condition agreement on substantial increases in the fees and interest rate payable under the credit facility.

(b) Acquisition of Roll Covers Operation.

On November 29, 2007, the Company acquired 100% of the common stock of a company which has two subsidiaries in China, one of which is 90% owned, for $11,787, net of $799 cash acquired. The purchase price is subject to a purchase price adjustment. The impact of the minority interest is not material to the Company’s financial statements, where it has been included in general and administrative expenses on the statement of operations and other long-term liabilities in the balance sheet. As a result of the transaction, the Company has acquired two established roll covers manufacturing plants in China whose results of operations have been included in the Company’s consolidated statements of operations from the date of acquisition. The Company has recorded $6,722 and $917 of goodwill and intangible assets, respectively, as a result of this transaction during 2007. The weighted average amortization period of these acquired intangible assets is approximately six years.

(c) Acquisition of PMA Shoji Co. Ltd.

On August 31, 2006 the Company acquired certain assets, and assumed certain related liabilities, of PMA Shoji Co. Ltd. (“PMA”) for a total purchase price of $1,742, subject to certain adjustments, and assumed liabilities as follows:

Fair value of assets acquired	$3,961
Cash to be paid for assets acquired	(1,742)

Liabilities assumed	$2,219

The Company paid cash of $1,205 during 2006 related to this acquisition and made the final payment in June 2007. The acquisition was accounted for under the purchase method of accounting and, accordingly, PMA’s results of operations have been included in the Company’s consolidated statements of operations from the date of acquisition.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2007

(d) Sale of Huyck Dewatering Equipment

On August 28, 2006 the Company completed the sale of its dewatering equipment business and received proceeds related thereto of $1,666. The dewatering equipment business involved the manufacture and sale of equipment utilized for the purpose of enhancing the removal of water from the paper manufacturing process.

(e) Acquisition of Coldwater Covers, Inc.

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

Prior to the offering, the Company had outstanding one share of $0.01 par value common stock that was held by Xerium 3 S.A. In connection with the offering, the Company effected a 31,013,482-for-1 stock split of this common stock and, accordingly, all share and per share amounts related to common stock included in the accompanying consolidated financial statements and notes thereto have been presented as if this stock split had occurred as of the earliest period presented.

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

December 31, 2007

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

December 31, 2007

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

Advertising Costs

Selling expenses include advertising expenses of $1,880, $2,088 and $2,571 in 2007, 2006 and 2005, respectively. The Company expenses all advertising costs as incurred.

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

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2007

Foreign Exchange

Foreign exchange gains and losses arising out of transactions denominated in currencies other than a subsidiary’s functional currency are recorded in the consolidated statements of operations. Net exchange gains and losses are recorded in “Foreign exchange gain (loss)” and amounted to a loss of $347, a loss of $105 and a gain of $3,773 for the years ended December 31, 2007, 2006 and 2005, respectively. Certain intercompany loans have been determined to be permanent, and accordingly, foreign exchange gains or losses related to such loans are recorded in accumulated other comprehensive loss.

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

There are two types of hedges into which the Company enters: hedges of fair value exposure and hedges of cash flow exposure. Hedges of fair value exposure are entered into in order to hedge the fair value of a recognized asset or liability, or a firm commitment. Hedges of cash flow exposure are entered into in order to hedge a forecasted transaction or the variability of cash flows to be paid related to a recognized liability. Changes in derivative fair values that are designated as fair value hedges are recognized in earnings as offsets to the changes in fair value of the related hedged assets and liabilities. Changes in the derivative fair values that are designated as cash flow hedges which meet the criteria for hedge accounting are recorded in other comprehensive income. The Company entered into interest rate swaps in November 2007 that initially qualified for hedge accounting under SFAS No. 133. As a result of expected financial covenant non-compliance for the period ended March 31, 2008 as discussed in Note 1, the Company classified as current on its balance sheet as of December 31, 2007 $641,179 of the long-term debt under its senior credit facility. Accordingly, because this debt is potentially payable prior to the expiration of the underlying interest rate swaps, hedge accounting under SFAS No. 133 was no longer applicable for these interest rate swaps and the mark to market decrease in their fair value of $1,931 was recorded as a charge to interest expense during the fourth quarter of 2007.

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

December 31, 2007

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

Inventories

Inventories are valued at the lower of cost or market. Raw materials are valued principally on a weighted average basis. The Company’s work in process and finished goods are specifically identified and valued based on actual inputs to production. Provisions are recorded as appropriate to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires management to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Expenses for inventory write downs were $1,288, $1,334 and $1,009 during the years ended December 31, 2007, 2006 and 2005, respectively.

Financial Instruments

The carrying value of cash and cash equivalents, trade receivables, other current assets, accounts payable, notes payable and amounts included in accruals meeting the definition of a financial instrument approximate fair value due to their short-term nature. The carrying value of long-term debt is greater than its fair value (see Note 8). The Company determines estimated fair values based upon quoted market values where applicable or management estimates.

Long-lived Assets

Property and equipment

Property and equipment acquired in connection with acquisitions are recorded at fair value as of the date of the acquisition, and subsequent additions are recorded at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Asset		Years
Buildings and improvements		3-50
Machinery and equipment	— Heavy	16-25
	—General	13-15
	—Light	6-12
	—Molds, tools, office and computers	2-5

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2007

Intangible assets

Intangible assets consist of patents, licenses, trademarks and deferred financing costs in 2006. In 2007, as a result of the going concern matter discussed in Note 1, deferred financing costs were reclassified to other current assets.

Patents, licenses and trademarks are amortized on a straight-line basis over their remaining lives, which range from one and a half to fifteen years. Deferred financing costs are amortized using the effective interest method as a component of interest expense over the life of the related debt.

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

Goodwill

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Accounting for Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 requires that goodwill and intangible assets that have indefinite lives not be amortized but, instead, must be tested at least annually for impairment or whenever events or business conditions warrant. Goodwill impairment testing is a two-step process. Step 1 involves comparing the fair value of the Company’s reporting unit to its carrying amount. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit carrying amount is greater than the fair value then the second step must be completed to measure the amount of impairment, if any. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.

The Company performs an annual test for goodwill impairment as of December 31st at the business segment level. The Company has two business segments: clothing and roll covers. For the purpose of performing the annual impairment test, the Company allocates all shared assets and liabilities to the business segments based on the percentage of each segment’s revenue to total revenue. Shared operating expenses are allocated to the business segments to the extent necessary to allow them to operate as independent businesses. To determine if impairment exists, the fair value of each business segment is compared to its carrying value. The fair value of the Company’s segments was determined by using a weighted combination of both a market multiple approach and an income approach. The market multiple approach utilizes the Company’s proprietary information that is used to value its business segments. The income approach is a present value technique used to measure the fair value of future cash flows produced by each business segment. As a result of the tests as of December 31, 2007, the Company determined that its goodwill for the roll covers segment was impaired due to expectations of lower profitability and to the increased carrying value of the net assets of the roll covers segment due primarily to

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2007

currency translation effects thereon. Accordingly, the Company recorded a non-cash charge for goodwill impairment of $185,300 (and a related tax benefit thereon of $18,285) related to its roll covers segment. Step 1 of the process indicated that the fair value of the net assets of the roll covers segment was $69,300 less than their carrying value as of December 31, 2007. Based on Step 1 result, the Company proceeded with Step 2. Based on the increase in fair value of tangible and intangible assets over book value of $116,000 as determined in Step 2, an aggregate impairment of $185,300 was recorded. There was no goodwill impairment recorded for the clothing segment during the year ended December 31, 2007, nor for either segment during the years ended December 31, 2006 or 2005.

Stock-Based Compensation

For the year ended December 31, 2005, the Company followed the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS No. 148”). As permitted under SFAS No. 123, the Company elected to follow the provisions of Accounting Principles Board No. 25 (“APB No. 25”) to account for stock-based awards to employees. Under APB No. 25, compensation expense with respect to such awards was not recognized, if on the date the awards were granted, the award price equaled the market value of the common shares.

SFAS No. 148 provided alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based compensation. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. For the years ended December 31, 2005 and 2004, the Company elected not to adopt the fair-value recognition provisions of SFAS No. 123, but continued to apply APB No. 25 and related interpretations in accounting for its stock-based compensation plans. As a result the Company adopted the disclosure-only provisions of SFAS No. 148 for the year ended December 31, 2005.

On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (Revised 2004) (“SFAS No. 123R”), which discontinues the accounting for share-based compensation using APB No. 25 and generally requires that such transactions be recognized in the statement of operations based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. See Note 14 for further discussion.

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

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2007

As of December 31, 2007, 2006 and 2005, the Company had outstanding restricted stock units (“RSUs) (See Note 14). During 2007, the dilutive effect of potential future issuances of common stock underlying the Company’s RSUs was excluded from the calculation of diluted average shares outstanding because their effect would have been antidilutive as the Company had a net loss for the year ended December 31, 2007. For the years ended December 31, 2006 and 2005, diluted average shares outstanding were computed using (i) the average market price for time-based RSUs and (ii) the actual grant date market price for non-employee director RSUs. The calculation of diluted earnings per share for 2006 and 2005 excludes the Company’s performance-based RSUs that are based on shareholder targets because the performance criteria have not been contingently achieved and therefore the RSUs are not contingently issuable.

	2007	2006	2005
Weighted-average common shares outstanding—basic	44,745,296	43,768,609	38,884,233
Dilutive effect of stock-based compensation awards outstanding	—	127,693	42,081

Weighted-average common shares outstanding—diluted	44,745,296	43,896,302	38,926,314

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. See Note 10 for additional discussion.

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

Reclassifications

Certain prior year balances have been reclassified to conform with the current year presentation. The Company has reclassified certain costs previously recorded in selling, general and administrative and research and development expenses, to cost of products sold for prior years to conform to the current year presentation.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2007

New Accounting Standards

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141R”). SFAS No. 141R requires that upon initially obtaining control, an acquirer will recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. Transaction costs will be expensed as incurred. SFAS 141R also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS No. 141R amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2007

combination, either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. The potential impact that the adoption could have on the Company’s financial statements is unknown until such time that the Company enters into a business combination transaction during a period subsequent to the required adoption date of SFAS No. 141R.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), an amendment of Accounting Research Bulletin (“ARB”) No. 51 (“ARB No. 51”). SFAS No. 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for, and reporting of, transactions between the reporting entity and holders of such noncontrolling interests. Under SFAS No. 160, noncontrolling interests are considered equity and should be reported as an element of consolidated equity. Net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the statement of operations of the attribution of that income between the controlling and noncontrolling interests; increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008, and earlier application is prohibited. SFAS 160 is required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively. Since essentially all of our subsidiaries are 100% owned, we do not expect the adoption of SFAS No. 160 will have a significant impact to our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”), an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company believes that the adoption of SFAS No. 161 will not have a material effect on its financial position or results of operations.

4. Inventories

The components of inventories are as follows at:

	December 31
	2007	2006
Raw materials	$26,463	$23,221
Work in process	44,372	38,839
Finished units	42,301	41,793

	$113,136	$103,853

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2007

5. Property and Equipment

Property and equipment consists of the following at:

	December 31
	2007	2006
Land	$26,376	$24,108
Buildings and improvements	153,942	139,353
Machinery and equipment:
—Heavy	48,076	33,824
—General	342,600	311,390
—Light	110,991	82,741
—Molds, tools, office and computers	69,781	67,785

Total machinery and equipment	571,448	495,740
Construction in progress	38,716	16,802

Total	790,482	676,003
Less accumulated depreciation	369,012	300,824

	$421,470	$375,179

6. Goodwill, Intangible Assets and Deferred Financing Costs

The following table provides changes in the carrying amount of goodwill by segment for the years ended December 31, 2007 and 2006:

	Clothing	Rolls	Total
Balance at December 31, 2005	47,832	250,663	298,495
Acquisition of PMA Shoji Co. Ltd.	648	—	648
Acquisition of Coldwater Covers, Inc.	—	927	927
Adjustments related to pre-acquisition income taxes	(848)	—	(848)
Foreign currency translations	6,192	12,605	18,797

Balance at December 31, 2006	53,824	264,195	318,019
Acquisition of roll covers operations in China	—	6,722	6,722
Adjustments related to pre-acquisition income taxes	—	(221)	(221)
Foreign currency translations	3,643	17,029	20,672
Goodwill impairment (see Note 3)	—	(185,300)	(185,300)

Balance at December 31, 2007	$57,467	$102,425	$159,892

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2007

The components of intangible assets and deferred financing costs are summarized as follows at:

	December 31
	2007	2006
Patents and licenses	$31,920	$31,920
Less accumulated amortization	(24,151)	(20,979)

Net patents and licenses	7,769	10,941

Trademarks	18,920	18,900
Less accumulated amortization	(10,185)	(8,925)

Net trademarks	8,735	9,975

Other intangibles	948	—
Less accumulated amortization	(71)	—

Net other intangibles	877	—

Deferred financing costs	25,591	23,125
Less accumulated amortization	(10,813)	(6,890)

Net deferred financing costs (1)	14,778	16,235

Net amortizable intangible assets and deferred financing costs	32,159	37,151
Less net deferred financing costs reclassified to other current assets (1)	(14,778)	—

	$17,381	$37,151

(1)	In connection with the going concern matter discussed in Note 1, the accompanying consolidated balance sheet as of December 31, 2007 includes a reclassification of $14,778 from “Intangible assets and deferred financing costs, net” to “Other current assets” to reflect the classification of net deferred financing costs related to the debt under the senior credit facility as a current asset.

Amortization expense for patents, licenses and trademarks, amounted to $4,432, $4,423 and $4,173 for the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, the estimated annual amortization expense for patents, licenses and trademarks and other intangibles for each of the succeeding five years totals $11,089 as follows:

2008	$3,011
2009	2,331
2010	2,297
2011	2,249
2012	1,201

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2007

7. Notes Payable

In connection with the initial public offering discussed in Note 2, the Company entered into a $750,000 credit facility agreement (Note 8).

Notes payable consist of the following at:

	December 31
	2007	2006
Unsecured notes	$1,347	$5,750
Secured notes	329	4,821

Total	$1,676	$10,571

Notes payable consist primarily of committed lines of credit at banks to fund short-term working capital needs. The unused portion of these lines of credit totaled $56,688 at December 31, 2007. The secured portion of the debt is collateralized by letters of credit available under a multi-currency revolving credit facility of $50,000 which is a part of the Company’s credit agreement. Interest rates are variable and are based upon local market rates. Annual commitment and similar fees charged by the banks approximate 0.75% of the unused facilities. Weighted-average interest rates on the total of all facilities available were 6.51% in 2007 and 6.40% in 2006, and weighted-average interest rates on outstanding borrowings were 2.03% (a range of 1.88% to 2.38%) and 3.41% as of December 31, 2007 and 2006, respectively.

8. Long-Term Debt Classified as Current

In connection with the going concern matter discussed in Note 1, the accompanying consolidated balance sheet includes a reclassification of $641,179 to reflect the long-term debt under the senior credit facility as current debt.

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

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2007

On February 8, 2006, the Company amended its senior credit facility agreement with its lenders to modify certain covenants and ratios. In connection with the amendment, the Company’s applicable margin for U.S. Dollar LIBOR term loans increased from 2.00% to 2.25% per annum and the Company paid an amendment fee of $829.

On December 22, 2006, the Company entered into a second amendment of its senior credit facility agreement to modify certain covenants and ratios. In connection with the second amendment, the Company’s applicable margin for U.S. Dollar LIBOR term loans increased from 2.25% to 2.50% per annum and the Company paid an amendment fee of $1,420. As of December 31, 2006, the applicable margin for the term loans and the revolving loans was 2.50%, which was subject to an increase of 0.25% in the event that the indebtedness under the senior credit facility is rated lower than B1 by Moody’s or lower than B+ by Standard & Poor’s and, accordingly, in February 2007, the interest rate on the Company’s debt increased as a result of a downgrade in the rating of its senior indebtedness by Moody’s. If the credit facility subsequently achieves the higher ratings, the applicable margin will be decreased by 0.25%. The applicable margin with respect to the revolving loans may also be reduced by 0.25% or 0.50% based on a leverage test set forth in the credit agreement.

On May 2, 2007, the Company entered into a third amendment of its senior credit facility agreement to modify certain covenants, ratios and definitions and, in addition to other limitations on dividends, to limit the amount of any quarterly dividends payable on the Company’s common stock to not more than $0.1125 per share. In connection with the amendment, the Company paid an amendment fee of $1,500, as well as other fees and expenses.

While the Company was in compliance with the financial covenants under its senior credit facility at December 31, 2007 and expects that it would generate cash flow from operations sufficient to service the debt under the senior credit facility prior to the stated maturity of the debt if there is not otherwise an event of default under the debt, the Company expects to be in financial covenant non-compliance for the period ended March 31, 2008. Failing to meet a financial covenant under the senior credit facility constitutes an event of default, upon which the lenders could accelerate the debt under the senior credit facility, causing it to become due and payable.

On April 8, 2008, the Company entered into an amendment and waiver agreement with its lenders relating to its senior credit facility pursuant to which the lenders agreed to waive through May 31, 2008 (the “forbearance period”) any past and then existing defaults. In connection with the waiver agreement, the Company agreed that the lenders would not be required to make revolving loans during the forbearance period. See Note 1 for further discussion.

The Company had entered into interest rate swap contracts effective June 30, 2005 pursuant to which it paid fixed rates on notional amounts while receiving the applicable floating LIBOR, Euribor and CDOR rates. These interest rate swaps did not qualify for hedge accounting under SFAS No. 133 and the change in their fair value was subject to mark to market through earnings. As a result of the mark to market accounting through earnings, the Company recorded a mark to market increase (decrease) to interest expense of $4,215, ($1,604) and ($8,116) million during the years ended December 31, 2007, 2006 and 2005, respectively. Although these interest rate swaps were subject to mark to market accounting through earnings, they were to have effectively fixed, from a cash flow hedge perspective, the interest rate on approximately 86% of the term loan portion of the credit facility through June 30, 2008. On November 16, 2007, the Company settled these interest rate swaps in consideration for their cash value of $5,600 and entered into new interest rate swap arrangements. The interest rate swaps entered into in November 2007 initially qualified for hedge accounting under SFAS No. 133. As a result of anticipated financial covenant non-compliance for the period ended March 31, 2008 as discussed in Note 1, the

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2007

Company classified as current on its balance sheet as of December 31, 2007 $641,179 of the long-term debt under its senior credit facility. Accordingly, because this debt is potentially payable prior to the expiration of the underlying interest rate swaps, hedge accounting under SFAS No. 133 was no longer applicable for these interest rate swaps and the mark to market decrease in their fair value of $1,931 was recorded as a charge to interest expense in the fourth quarter of 2007. As of December 31, 2007, the weighted average interest rate on the effectively fixed portion of the term loan facility was 7.0%; the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 7.55%. The revolving credit facility has a 6.5 year maturity and the term loan facility has a 7 year maturity from the date of the agreement.

Under a waiver of the financial covenant noncompliance for the period ended March 31, 2008 as discussed in Note 1, the credit facility provides for scheduled principal payments on the term loan of $7,076 each year, payable in quarterly installments, with $1,769 due on March 31, 2012 and $618,556 due at maturity in May 2012. This facility contains covenants based on certain measures of debt levels, interest coverage and fixed charge coverage, all calculated in relation to Adjusted EBITDA as defined in the credit agreement, and restrictions on capital expenditures and dividends. In 2006, the Company made voluntary debt repayments of $28,000.

Long-term debt consists of the following at:

	December 31
	2007	2006
Senior Bank Debt (Secured):
Term Loan B—payable quarterly:
U.S. Dollar denominated—LIBOR plus 2.75 % as of December 31, 2007 (7.58%); LIBOR plus 2.50% as of December 31, 2006 (7.86%)	$312,489	$316,917
Euro denominated—EURIBOR plus 2.75% as of December 31, 2007 (7.52%); EURIBOR plus 2.50% as of December 31, 2006 (6.22%)	269,102	247,041
Canadian Dollar denominated—CDOR plus 2.75% as of December 31, 2007 (7.57%); CDOR plus 2.50% as of December 31, 2005 (6.84%)	75,915	64,359

	657,506	628,317
Other Long-Term Debt:
Unsecured, interest fixed at 2.00%, Euro denominated	868	172
Unsecured, interest fixed at 3.00% to 3.90%, Yen denominated	6,751	—

	665,125	628,489
Less current maturities	19,253	10,110
Less long-term debt classified as current (1)	641,179	—

Total	$4,693	$618,379

(1)	In connection with the going concern matter discussed in Note 1, the accompanying consolidated balance sheet as of December 31, 2007 includes a reclassification of $641,179 from “Long term debt, net of current maturities” to current debt as “Long-term debt classified as current”. The carrying value of the debt under the senior credit facility of $657,506 exceeds its fair value of $599,974 as of December 31, 2007.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2007

The aggregate maturities of long-term debt for each of the following five years and thereafter are as follows, assuming scheduled debt maturities under a waiver of the financial covenant noncompliance for the period ended March 31, 2008:

2008	$19,253
2009	8,228
2010	8,228
2011	9,091
2012	620,325
Thereafter	—

$665,125

The Company may be required to make additional debt repayments based on the difference between its “pre-dividend free cash flow”, as defined in our credit agreement, and cash dividends paid in the prior year. The Company included $3,446 as of December 31, 2006 for such additional repayments that were made in 2007 and $9,235 as of December 31, 2007 that was paid in the first quarter of 2008. Because the amount of any such future repayments is not currently determinable, it is excluded from the long-term debt maturities schedule above for 2009 and thereafter.

9. Derivatives and Hedging

There are two types of hedges into which the Company enters; hedges of cash flow exposure and hedges of fair value exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company links all hedges that are designated as cash flow hedges to forecasted transactions or to floating-rate liabilities on the consolidated balance sheets. The Company also assesses, both at inception of the hedge and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Should it be determined that a derivative is not highly effective as a hedge, the Company will discontinue hedge accounting prospectively. The Company links all hedges that are designated as fair value hedges to specific assets or liabilities on the consolidated balance sheets or to the specific firm commitments.

The Company’s derivative activities are as follows:

Cash Flow and Fair Value Hedges

The Company utilizes interest rate swaps to reduce interest rate risks and utilizes foreign currency forward contracts to manage risk exposure to movements in foreign exchange rates.

(i) Cash Flow Hedges

The Company had entered into interest rate swap contracts effective June 30, 2005 pursuant to which it paid fixed rates on notional amounts while receiving the applicable floating LIBOR, Euribor or CDOR rates. The interest rate swaps did not qualify for hedge accounting under SFAS No. 133 and the change in their fair value was subject to mark to market through earnings. As a result of the mark to market accounting through earnings, the Company recorded a mark to market increase (decrease) to interest expense of $4,215, ($1,604) and ($8,116) during the years ended December 31, 2007, 2006 and 2005, respectively.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2007

Although these interest rate swaps were subject to mark to market accounting through earnings, they were to have effectively fixed, from a cash flow hedge perspective, the interest rate on approximately 86% of the term loan portion of the credit facility through June 30, 2008. On November 16, 2007, the Company settled these interest rate swaps in consideration for their cash value of $5,600 and entered into new interest rate swap arrangements. The interest rate swaps entered into in November 2007 initially qualified for hedge accounting under SFAS No. 133. As a result of anticipated financial covenant non-compliance for the period ended March 31, 2008 as discussed in Note 1, the Company classified as current on its balance sheet as of December 31, 2007 $641,179 of the long-term debt under its senior credit facility. Accordingly, because this debt is potentially payable prior to the expiration of the underlying interest rate swaps, hedge accounting under SFAS No. 133 was no longer applicable for these interest rate swaps and the mark to market decrease in their fair value of $1,931 was recorded as a charge to interest expense in the fourth quarter of 2007. The new interest rate swaps effectively fix the interest rate on approximately 85% of the term loan portion of the Company’s credit facility through 2010. As of December 31, 2007, the weighted average interest rate on the effectively fixed portion of the term loan facility was 7.0% and the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 7.55%. The fair value of the interest rate derivative contracts was a net liability of $1,931 (of which $2,937 was included in accrued expenses, partially offset by $1,006 that was included in other current assets) and an asset of $9,710 (included in other current assets) at December 31, 2007 and 2006, respectively.

The Company, from time to time, enters into forward exchange contracts to fix currencies at specified rates based on expected future cash flows to protect against the fluctuations in cash flows resulting from sales denominated in foreign currency over the next year. The value of these contracts is recognized at fair value based on market exchange forward rates. The fair value of these contracts amounted to an asset of $417 and $123 at December 31, 2007 and 2006, respectively. The change in fair value of these contracts is included in foreign exchange gain/(loss) beginning with the quarter ended September 30, 2007 as the Company had decided not to seek hedge accounting for these transactions.

(ii) Fair Value Hedges

The Company is subject to exposure from fluctuations in foreign currencies. To manage this exposure, the Company uses foreign exchange forward contracts. The value of these contracts is recognized at fair value based on forward market exchange rates and the change in the fair value of these contracts is included in foreign exchange gain/(loss). Fair value hedges amounted to a net asset of $3,203 as of December 31, 2007 and were immaterial as of December 31, 2006. Of this amount, $3,321 is included in other current assets and $118 in accrued expenses at December 31, 2007.

10. Income Taxes

Significant components of the provision for income taxes by taxing jurisdictions are shown below.

The components of domestic and foreign income (loss) before the provision for income taxes are as follows:

	Year Ended December 31
	2007	2006	2005
U.S.	$(75,151)	$1,885	$(26,857)
Foreign	(77,406)	42,510	46,796

Total	$(152,557)	$44,395	$19,939

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2007

The components of the income tax provision (benefit) are as follows:

	Year Ended December 31
	2007	2006	2005
Current:
U.S.	$721	$(1,037)	$(916)
Foreign	13,919	9,351	16,464

Total current	14,640	8,314	15,548
Deferred:
U.S.	(14,052)	3,212	2,655
Foreign	(2,933)	1,581	(3,861)

Total deferred	(16,985)	4,793	(1,206)

Total provision (benefit)	$(2,345)	$13,107	$14,342

The tax effect of temporary differences which give rise to deferred income tax assets and liabilities are as follows:

	Year Ended December 31
	2007	2006
Deferred tax assets arising from:
Net operating loss carryforwards	$67,801	$66,158
Intangible assets, net (1)	12,120	—
Pension and other benefit accruals	8,696	10,560
Tax credits	1,783	1,832
Other allowances and accruals, net	34,711	32,372

Total	125,111	110,922

Deferred tax liabilities arising from:
Property and equipment, net	(49,098)	(51,078)
Intangible assets, net (1)	—	(12,854)
Unrealized foreign exchange gains/losses	—	(210)
Other allowances and assets, net	(60)	(3,329)

Total	(49,158)	(67,471)
Valuation allowance	(91,066)	(74,679)

Net deferred tax liability	$(15,113)	$(31,228)

(1)	2007 reflects a deferred tax asset due to goodwill impairment and related reversal of the tax on the goodwill (see Note 3). 2006 reflects a deferred tax liability due to the tax associated with U.S. goodwill.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2007

Compliance with SFAS No. 109 requires the Company to periodically evaluate the necessity of establishing or adjusting a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related tax benefit will be recognized in future periods. Because of the accumulated loss position in certain tax jurisdictions at December 31, 2007 and December 31, 2006 and the uncertainty of profitability in future periods, the Company has recorded valuation allowances as shown above for deferred tax assets primarily related to net operating loss carryforwards in the United States, United Kingdom and Sweden.

In 2007 the Company had a benefit for taxes as compared with a provision for income taxes in 2006, due to the impairment of goodwill of $185,300 (and a related tax benefit thereon of $18,285) in our roll covers segment during 2007 (see Note 3). Other than this goodwill impairment and related tax benefit, the Company’s effective tax rate for 2007 was 49% as compared with 30% for 2006. The effective tax rate for 2007 was impacted by minimal tax benefit recognition on the change in the fair value of the Company’s interest rate swaps because of its tax loss carryforward position. Additionally, the effective tax rate for 2007 compared to 2006 was impacted by (i) a tax benefit of $1,000 in June 2006 reflecting the reversal of a previously established valuation allowance against deferred tax assets (based on the increased profitability of our clothing operations in the United Kingdom) and (ii) the benefit of a $1,000 U.S. tax refund in the third quarter of 2006, offset by a tax benefit of approximately $1,100 during the third quarter of 2007 due to reductions in tax rates enacted by law in certain jurisdictions. Additionally, the Company recorded a benefit in the U.S. of $1,700 related to a U.S. net operating loss carryback that had a previously established valuation allowance against deferred taxes in 2006.

In 2006 as compared with 2005, the decrease in the effective tax rate was principally due to (i) no tax provision recognition on the change in the fair value of our interest rate swaps because of our tax loss carryforward position and (ii) based on the increased profitability of the Company’s clothing operations in the United Kingdom, a tax benefit in the United Kingdom of $1,100, reflecting the reversal of a previously established valuation allowance against deferred tax assets, and (iii) a tax refund in the United States of $1,700 relating to a net operating loss carryback that had a previously established valuation allowance against deferred tax assets.

As of December 31, 2007, the Company has pre-tax net operating loss carryforwards for federal income tax purposes of approximately $107,000 that expire on various dates through 2025 and federal tax credits of approximately $1,800 that either expire on various dates or can be carried forward indefinitely. The Company has foreign net operating loss carryforwards of approximately $128,000 that either expire on various dates or can be carried forward indefinitely, approximately half for which the utilization is restricted under current tax sharing agreements.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $231,000 at December 31, 2007. Those earnings are considered to be indefinitely reinvested except for Argentina, Brazil and Mexico. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various jurisdictions. Any withholding taxes incurred would be immaterial and any additional U.S. income tax liability would be offset by net operating loss carryforwards. Determination of the amount of unrecognized deferred income tax liability or withholding taxes is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards and net operating loss carryforwards would be available to reduce some portion of the liability.

The Company adopted FIN 48 on January 1, 2007 and, accordingly, recorded a cumulative effect increase of $3,323 to accumulated deficit, an increase of $627 to income taxes payable and an increase of $2,696 to deferred and long-term taxes for uncertain tax positions. On January 1, 2007, the Company had $4,126 in unrecognized

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2007

tax benefits. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $3,779 as of January 1, 2007 and $5,349 on December 31, 2007. On December 31, 2007, the Company had approximately $5,349 in unrecognized tax benefits. The Company’s unrecognized tax benefits increased approximately $1,200 during the year ended December 31, 2007. During the next 12 months, the unrecognized tax benefits may decrease up to $1,000 depending on the outcome of an expected settlement of a foreign audit.

The tax years 2000 through 2007 remain open to examination by the major taxing jurisdictions to which the Company and its subsidiaries are subject.

A reconciliation of the FIN 48 balances is as follows:

Balance as of January 1, 2007	$4,126
Gross increases—tax positions in prior period	363
Gross decreases—tax positions in prior period	(347)
Gross increases—tax positions in current period	698
Currency effects	509

Total	$5,349

The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense and accordingly, the Company recorded approximately $600 for interest and penalties during the year ended December 31, 2007. As of December 31, 2007, the Company had approximately $1,200 of accrued interest related to uncertain tax positions.

The provision for income taxes differs from the amount computed by applying the U.S. statutory tax rate (35%) to income before income taxes, due to the following:

	Year Ended December 31
	2007	2006	2005
Book income at U.S. 35% statutory rate	$(53,395)	$15,539	$6,978
State income taxes, net of federal benefit	(218)	(657)	158
Foreign tax rate differential	(3,824)	(1,326)	(1,396)
Dividends, net of foreign tax credits	4,180	4,350	2,607
Change in valuation allowance	11,049	(3,947)	6,588
Tax rate changes	(542)	—	—
Tax credits and refunds	(1,605)	(2,504)	(2,072)
Goodwill	38,130	(2,825)	—
Other, net	3,880	4,477	1,479

Total	$(2,345)	$13,107	$14,342

On November 29, 2007, the Company acquired 100% of the common stock of a company which has two subsidiaries in China, one of which is 90% owned. One of the subsidiaries has a partial tax holiday that began in 2006 and will be available until at least 2009. The other subsidiary has a 0% tax rate in 2008 and 2009 and a reduced rate until at least 2012. The benefit of the tax holiday in 2007 is immaterial.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2007

The Company is in the process of building a clothing manufacturing facility in Vietnam, which began in the fourth quarter of 2007. The Vietnam facility is expected to operate under a tax holiday beginning in the first year of profitability and expiring in 2020. The first three years of profitability are expected to be at a 0% tax rate and the remainder of the tax holiday at a reduced rate.

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

Also, the Company sponsors an unfunded plan that offers the opportunity to obtain health care benefits to a certain group of retired U.S. employees and their covered dependents and beneficiaries. A portion of this plan is contributory, with retiree contributions adjusted periodically, as well as other cost-sharing features, such as deductibles and coinsurance. Eligibility varies according to date of hire, age and length of service. Certain retirees also have a life insurance benefit provided at no cost.

In connection with employment agreements entered into with two of the Company’s officers on May 19, 2005, the Company agreed to provide additional supplemental retirement benefits, which have been included in the benefit costs below.

As of December 31, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” ( “SFAS No. 158” ). The adoption of SFAS No. 158 impacted the Company’s balance sheet at December 31, 2006 as follows: (i) an increase in pensions, other postretirement and postemployment obligations of 3,260, (ii) an increase in current liabilities of $4,974, (iii) an increase in deferred tax asset of $1,507 and (iv) an increase in accumulated other comprehensive loss of $6,727. In accordance with SFAS No. 158, the Company’s 2005 accounting and related disclosures were not affected by the adoption of the new standard. The adoption of SFAS No. 158 had no effect on the Company’s consolidated statement of operations for the year ended December 31, 2006, or for any other prior period presented.

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

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2007

The measurement date for defined benefit plans outside the U.S. is December 31.

Postemployment Obligations

The Company has postemployment plans in various countries and accounts for these plans in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits. The Company’s postemployment obligations consist primarily of payments to be made to employees upon termination of employment, as defined, and are accrued according to local statutory laws in the respective countries. The Company’s obligation for postemployment benefits amounted to $3,530 and $2,687 as of December 31, 2007 and 2006, respectively.

Benefit Obligations and Plan Assets

A summary of the changes in benefit obligations and plan assets as of December 31, 2007 and 2006 is presented below. The Company has reclassified certain prior year information to be consistent with current year presentation.

	Defined Benefit Plans		Other Postretirement Benefit Plans
	2007	2006	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$129,846	$113,348	$39,810	$46,953
Service cost	6,858	6,511	688	431
Interest cost	6,478	5,617	2,217	2,620
Plan participants’ contributions	155	238	246	258
Amendments	—	—	(1,206)	—
Adjustment to service and interest cost due to change in measurement date	1,317	—	714	—
Actuarial (gain) loss	(9,041)	2,446	(9,245)	(7,587)
Currency translation impact	7,864	8,120	—	—
Curtailment (gain) loss	(196)	—	—	—
Administrative expenses paid	(454)	(312)	—	—
Benefits paid	(10,177)	(6,122)	(3,161)	(2,865)

Benefit obligation at end of year	$132,650	$129,846	$30,063	$39,810

Change in plan assets
Fair value of plan assets at beginning of year	$59,701	$46,816	$—	$—
Actual return on plan assets	4,347	6,643	—	—
Employer contributions	13,121	9,394	—	—
Plan participants’ contributions	155	238	—	—
Administrative expenses paid	(454)	(312)	—	—
Currency translation impact	2,843	3,044	—	—
Benefits paid	(10,177)	(6,122)	—	—

Fair value of plan assets at end of year	$69,536	$59,701	$—	$—

Benefits paid after measurement date but before year end (for 2006)	$—	$712	$—	$701

Funded status (1)	$(63,114)	$(69,433)	$(30,063)	$(39,109)

(1)	In accordance with SFAS No. 158, $5,958 and $4,974 of this amount is recorded in accrued expenses as of December 31, 2007 and 2006.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2007

Each of the Company’s pension plans that comprise the pension obligation amounts above, has a projected benefit obligation equal to or in excess of plan assets as of the years ended December 31, 2007 and 2006. The accumulated benefit obligation was $122,050 and $117,611 as of the years ended December 31, 2007 and 2006, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	December 31
	2007	2006
Projected benefit obligation	$114,441	$129,578
Accumulated benefit obligation	107,462	117,343
Fair value of plan assets	54,377	59,431

Components of Net Periodic Benefit Cost

	Defined Benefit Plans			Other Postretirement Benefit Plans
	2007	2006	2005	2007	2006	2005
Service cost	$6,858	$6,511	$5,840	$688	$431	$507
Interest cost	6,478	5,617	5,431	2,217	2,620	2,860
Expected return on plan assets	(4,967)	(3,664)	(3,021)	—	—	—
Amortization of prior service cost	118	117	60	(464)	(464)	(464)
Amortization of net loss	909	869	371	63	690	1,388
Curtailment (gain) loss	(196)	—	—	—	—	—

Net periodic benefit cost	$9,200	$9,450	$8,681	$2,504	$3,277	$4,291

For defined benefit plans, the estimated net loss and prior service cost to be amortized from accumulated other comprehensive income during 2008 is expected to be $529 and $120, respectively. For other postretirement benefit plans, the amortization of net gain from accumulated other comprehensive income is expected to be $80 and the amortization of prior service credit to accumulated other comprehensive income is expected to be $558.

	Defined Benefit Plans		Other Postretirement Benefit Plans
	2007	2006	2007	2006
Additional Information
Change in funded status in 2007 and increase in minimum pension liability in 2006 included in accumulated other comprehensive loss, net of tax	$(17,728)	$1,712	N/A	N/A

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	Defined Benefit Plans		Other Postretirement Benefit Plans
	2007	2006	2007	2006
Discount rate	5.64%	5.14%	6.25%	5.75%
Rate of compensation increase	3.67	3.71	—	—

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2007

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:

	Defined Benefit Plans		Other Postretirement Benefit Plans
	2007	2006	2007	2006
Discount rate	5.14%	5.10%	5.75%	5.75%
Expected long-term return on plan assets	7.67	7.33	—	—
Rate of compensation increase	3.71	3.69	—	—

Plan assets in the U.S. are invested in marketable equity and fixed income securities managed by the trustee. The investment objective of the portfolio is to outperform a composite benchmark comprised of 40% of the S&P 500 index; 10% of the Russell 2000 Index; 10% of the Morgan Stanley Capital International EAFE Index; and 40% of the Lehman Brothers Aggregate Bond Index. The portfolio also seeks to maintain a level of volatility (measured as standard deviation of returns) which approximates that of the composite benchmark returns.

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

Assumed health care cost trend rates at December 31 are as follows:

	2007	2006
Health care cost trend rate assumed for next year	9%	9%
Rate at which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.5%
Year that the rate reaches the ultimate trend rate	2016	2009

These assumed health care cost trends have a significant impact on the amounts reported for the plan. A change of 1% in the assumed health care cost trend rates would have the following effect:

	1% increase		1% decrease
	2007	2006	2007	2006
Effect on total of service and interest cost components	$362	$446	$(418)	$(365)
Effect on accumulated postretirement benefit obligation	2,177	4,866	(3,386)	(4,070)

Plan Assets

The percentage of fair value of total plan assets for funded plans are invested as follows:

	Plan Assets at December 31
Asset Category	2007	2006
Marketable equities	71%	73%
Fixed income securities	29	27

Total	100%	100%

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2007

Contributions

The Company expects to make contributions and direct benefit payments of approximately $13,800 (unaudited) under its defined benefit plans in 2008.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Defined Benefit Plans	Other Postretirement Benefit Plans
2008	$8,043	$2,191
2009	5,453	2,257
2010	5,889	2,312
2011	6,420	2,344
2012	6,459	2,346
Years 2013–2017	39,605	11,320

The Company also maintains a funded retirement savings plan for U.S. employees which is qualified under Section 401(k) of the U.S. Internal Revenue Code. The plan allows eligible employees to contribute up to 15% of their compensation (plus catch-up contributions for participants over age 50), with the Company matching 100% of up to the first 4% of employee compensation. Costs associated with the Plan are charged to the consolidated statements of operations and amounted to $1,205, $1,093 and $990 for the years ended December 31, 2007, 2006 and 2005, respectively.

In May 2004, the Financial Accounting Standards Board issued Staff Position No. 106-2 (“FSP 106-2”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) which supersedes FSP 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which was issued in December 2003. The Company adopted FSP 106-2 during its third quarter of 2004 which resulted in a decrease in 2005 of its accrued post-retirement benefit cost and net periodic postretirement benefit cost of $951 and $605, respectively. During 2007, the Company received Medicare Part D subsidies of $195.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2007

12. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability/ SFAS No. 158 Liability	Change in Value of Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2004	$(9,633)	$(5,567)	$137	$(15,063)
Current year change	(12,360)	(5,746)	(331)	(18,437)

Balance at December 31, 2005	(21,993)	(11,313)	(194)	(33,500)
Current year change	21,371	(1,712)	284	19,943
Cumulative adjustment for transition to FAS No. 158	—	(6,727)	—	(6,727)

Balance at December 31, 2006	(622)	(19,752)	90	(20,284)
Current year change	30,285	17,228	(90)	47,423
Early adoption of change in measurement date	—	500	—	500

Balance at December 31, 2007	$29,663	$(2,024)	$—	$27,639

Comprehensive income (loss) for years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
For the Years Ended December 31,
Net income (loss)	$(150,212)	$31,288	$5,597
Foreign currency translation adjustments	30,285	21,371	(12,360)
Minimum pension liability/SFAS No. 158 Liability	17,228	(1,712)	(5,746)
Change in value of derivative instruments	(90)	284	(331)

Comprehensive income (loss)	$(102,789)	$51,231	$(12,840)

13. Commitments and Contingencies

Leases

The Company leases office buildings, vehicles, and computer equipment for its worldwide operations. These leases expire at various dates through 2057. Minimum rent is expensed on a straight-line basis over the term of the lease. At December 31, 2007, future minimum rental payments due under noncancelable leases were:

2008	$5,030
2009	3,789
2010	2,796
2011	1,855
2012	1,423
Thereafter	5,175

Total minimum operating lease payments	$20,068

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2007

Operating lease rental expense was $5,146, $4,547 and $4,140 during the years ended December 31, 2007, 2006 and 2005, respectively.

Warranties

The Company offers warranties on certain products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The Company estimates the costs that may be incurred under its warranties and records a liability for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. Changes in the Company’s combined short-term and long-term warranty liabilities during the year ended December 31, 2007 and 2006 are as follows:

Balance at December 31, 2005	$2,495
Warranties provided during period	3,409
Settlements made during period	(3,255)
Changes in liability estimates, including expirations and currency effects	320

Balance at December 31, 2006	2,969
Warranties provided during period	1,636
Settlements made during period	(1,835)
Changes in liability estimates, including expirations and currency effects	87

Balance at December 31, 2007	$2,857

Collective Bargaining and Union Agreements

Approximately 73% of the Company’s employees are subject to various collective bargaining agreements or are members of trade unions, predominantly outside of the United States. Approximately 77% of these employees are covered by agreements that expire during 2008.

Legal Proceedings

Stockholder Litigation

On June 7, 2006, a purported class action complaint was filed in the United States District Court for the District of Massachusetts on behalf of a putative class of investors who purchased shares pursuant or traceable to the Company’s initial public offering on or about May 16, 2005 through November 15, 2005 against the Company, its former Chief Executive Officer and its Chief Financial Officer. An amended complaint was filed on November 3, 2006. The complaint as amended concerns the Company’s initial public offering of common stock and alleges violations of Sections 11 and liability under Section 15 of the Securities Act of 1933. The plaintiff seeks rescission rights, attorneys’ fees and other costs and unspecified damages on behalf of a purported class of purchasers of the Company’s common stock “pursuant and/or traceable to the Company’s IPO on or about May 16, 2005 through November 15, 2005.” The litigation is presently in discovery. The Company believes that the complaint is without merit and intends to defend the litigation vigorously.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2007

The Company is involved in various legal matters, which have arisen in the ordinary course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its financial position, results of operations or cash flow.

Environmental Matters

In connection with the closure of certain manufacturing facilities under its restructuring programs, in 2004, the Company had conducted environmental site assessments which had indicated contamination at two sites. Management believes that both sites have been substantially remediated and no significant further remediation costs are expected to be incurred. During 2004 through 2007, the Company recorded environmental expenses of $7,472 in the aggregate and expenses (income) of ($50), $3,072, and $850 during the years ended December 31, 2007, 2006 and 2005, respectively. During 2007, the Company paid approximately $2,100 related to the environmental remediation, which costs had been accrued as of December 31, 2006. These costs were classified in general and administrative expenses and accrued expenses. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of such matters will not have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

14. Stock-Based Compensation

The Company recorded compensation expense related to RSUs of $1,749, $2,507 and $1,845 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company accounted for RSUs granted on May 19, 2005 under the 2005 Equity Incentive Plan (the “2005 Plan”) in accordance with APB No. 25 and, accordingly, had recorded compensation expense of $1,845 for 2005 related to the non-employee directors and time-based RSUs. No compensation expense was recorded relating to performance-based RSUs because management had determined that it was not probable that performance targets will have been met. For additional discussion related to compensation expense for 2005, see Stock Options and Restricted Stock below.

On January 1, 2006, the Company adopted SFAS No. 123R, which discontinued the accounting for share-based compensation using APB No. 25 and generally required that such transactions be recognized in the statement of operations based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

The Company adopted the modified prospective method permitted under SFAS No. 123R. Under this transition method, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, compensation expense is recognized on all share-based payments granted prior to, but not yet vested, as of December 31, 2005 and for share-based payments granted subsequent to December 31, 2005. In accordance with the modified prospective method of adoption, the Company’s statements of operations and financial position for prior periods have not been restated. Other than RSUs granted as dividends, which are charged against accumulated deficit under SFAS No. 123R, and RSUs granted to non-employee directors, which vest immediately, the Company did not have any share-based grants during 2006; however, under the provisions of SFAS No. 123R for outstanding unvested RSUs, compensation expense of $2,507 and a related tax benefit thereon of $210 were recorded for 2006.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2007

Under the provisions of APB No. 25, which has been superceded by SFAS No. 123R, compensation expense and the related tax benefit thereon for 2006 would have been $2,015 and $169, respectively. Under APB No. 25, no compensation expense was recorded relating to performance-based RSUs because management had determined that it was not probable that performance targets will have been met. The adoption of SFAS No. 123R reduced the Company’s 2006 earnings per share by $0.01.

The Company used the graded attribution method to recognize expense for all RSUs granted prior to the adoption of SFAS No. 123R. The expense associated with the unvested portion of the time-based pre-adoption grants will continue to be expensed using the graded attribution method. As a result of adopting SFAS 123R on January 1, 2006, the Company has used the straight-line attribution method to recognize expense for RSUs granted after December 31, 2005.

2005 Equity Incentive Plan

Effective May 19, 2005, the Company adopted the 2005 Plan, under which the Board of Directors authorized 2,500,000 shares for grant. During 2005, 424,683 time-based RSUs and 801,843 performance-based RSUs were granted to officers and employees of the Company. Non-employee directors were also granted 12,500 RSUs during 2005. Each RSU represents one share of common stock. To earn common stock under time-based RSUs granted in 2005, generally the grantee must be employed by the Company through the applicable vesting date, which occurs annually on May 19, 2006, 2007 and 2008. To earn common stock under performance-based RSUs granted in 2005, generally defined shareholder return targets must be met over the four years following the completion of the Company’s initial public offering on May 19, 2005 and the grantee must be employed by the Company through May 19, 2009. Awards to non-employee directors vest immediately under the 2005 Plan and the underlying shares will be issued to the director upon termination of service as a member of the Board or a change in control, as defined in the 2005 Plan.

On March 29, 2007, under the 2005 Plan, the Company granted 368,350 performance-based RSUs to certain officers and employees of the Company. The awards would have generally vested only if the individual remained employed by the Company through December 31, 2007 and if a performance metric based upon 2007 Adjusted EBITDA, as defined in the Company’s senior credit facility as in effect on March 29, 2007 and with certain adjustments, equaled or exceeded a target level that had been specified by the Compensation Committee of the Board of Directors. If the performance metric equaled or exceeded the target level specified, the RSUs would have vested on the day the Company filed its 2007 Annual Report on Form 10-K. The Company would have been required within thirty days thereafter to issue one share of common stock in respect of each fully vested RSU. The performance metric did not achieve the target level and the RSUs did not vest. Under the provisions of SFAS No. 123R, during 2007, no compensation expense was recorded for the performance-based grants that are based on an Adjusted EBITDA target because the target level was not achieved.

On May 16, 2007, the Company granted 742,885 performance-based RSUs to certain officers and employees of the Company. Generally, to earn common stock under these performance-based RSUs, defined shareholder return targets must be met over the four years following the grant date and the grantee must be employed by the Company through May 16, 2011.

Annually during 2005, 2006 and 2007, the non-employee directors were granted 12,500 RSUs in the aggregate.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2007

Certain time-based RSUs and all non-employee director RSUs automatically adjust to reflect awards of additional RSUs upon payment of dividends by the Company. Outstanding RSUs that were awarded in connection with the payment of dividends are included in the table below. During 2007, 9,190 additional time-based RSUs and 2,808 additional non-employee director RSUs were issued in connection with the payments of dividends that occurred in 2007. These dividend RSUs were charged to accumulated deficit, in accordance with SFAS No. 123R.

Additionally, 81,976 shares of common stock underlying 117,116 time-based RSUs that vested on May 19, 2007 were issued during 2007; the remaining 35,140 RSUs were withheld from issuance in connection with minimum tax withholding requirements related to the issuance of such shares to the recipients. During 2006, 74,549 shares of common stock underlying 112,666 time-based RSUs that vested on May 19, 2006 were issued; the remaining 38,097 RSUs were withheld from issuance in connection with minimum tax withholding requirements related to the issuance of such shares to the recipients.

See Note 18 for subsequent event related to RSU awards.

A summary of RSUs outstanding as of December 31, 2007 and their vesting dates is as follows:

	Vesting Dates	Number of RSUs
Time-based RSUs	May 19, 2008	193,728	(1)

Performance-based RSUs granted May 19, 2005 (based on shareholder return targets)	May 19, 2009, assuming performance criteria are achieved	647,673	(1)

Performance-based RSUs granted March 29, 2007 (based on 2007 Adjusted EBITDA target)	Date of filing of 2007 Annual Report on Form 10-K, if performance criteria had been achieved	368,350

Performance-based RSUs granted May 16, 2007 (based on shareholder return targets)	May 19, 2011, assuming performance criteria are achieved	722,885	(1)

Non-employee directors’ RSUs	Date of grant	42,526

Total RSUs outstanding		1,975,162

(1)	In connection with the departure of certain officers (see Note 18 for subsequent event), the vesting of 82,473 time-based RSUs was accelerated to immediately vest on February 7, 2008 and the following number of performance-based RSUs were forfeited subsequent to December 31, 2007:

Performance-based RSUs granted May 19, 2005 (based on shareholder return targets)	251,417
Performance-based RSUs granted May 16, 2007 (based on shareholder return targets)	165,935

Total	417,352

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2007

RSU activity during the year ended December 31, 2007, is presented below.

	Number of RSUs	Price Range of Grant-Date Fair Value Per RSU	Weighted Average Grant-Date Fair Value Price Per RSU
Outstanding, December 31, 2006	1,067,380	$8.40 – 12.01	$10.55
Granted (as dividends)	11,998	4.59 – 9.57	6.59
Granted (not as dividends)	1,123,735	7.70 – 8.15	8.03
Forfeited	(110,835)	8.15 – 11.66	11.03
Issued or withheld for tax withholding purposes	(117,116)	7.99 – 11.66	11.45

Outstanding, December 31, 2007	1,975,162	$4.59 – 12.01	$9.58

Vested, December 31, 2007 (1)	42,526	$5.09 – 12.01	$9.45

(1)	common stock underlying these RSUs will be issued to the directors upon termination of their service as members of the Board and/or a change in control, as defined. The total grant-date fair value of such non-employee directors RSUs that vested during 2007 was $115.

Under SFAS No. 123R, the Company uses the following assumptions in determining compensation expense:

Grant-Date Fair Value

The Company calculates the grant-date fair value of time-based RSUs and non-employee directors’ RSUs based on the closing price of the Company’s common stock on the date of grant.

For the performance-based RSUs granted on May 16, 2007 and May 19, 2005, the Company calculates the grant-date fair value of performance-based RSUs by using a Monte Carlo pricing model and the following assumptions:

	For Performance-Based RSUs Granted May 16, 2007	For Performance-Based RSUs Granted May 19, 2005
Expected term	Four years	Four years
Expected volatility	39%	37%
Expected dividends	$0.45 per year ($0.1125 per quarter)	$0.90 per year ($0.225 per quarter)
Risk-free interest rate	4.32%	3.73%

(i) Expected term. Performance-based RSUs expire four years after the grant date.

(ii) Expected volatility. The Company is responsible for estimating the volatility of the price of its common stock and has considered a number of factors, including third party estimates, to determine its expected volatility. The Company performed a peer group analysis of historical and implied volatility measures rather than using its own historical volatility because it has been a public company for a relatively short period of time (i.e. since its initial public offering on May 19, 2005). Based upon the peer group analysis, the Company determined to use a 39% and 37% volatility assumption for performance-based RSUs granted on May 16, 2007 and on May 19, 2005, respectively, which is the midpoint of the range developed by looking at the peer group.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2007

(iii) Expected dividends. Based on the Company’s dividend policy in place at the time of the performance-based RSU rants on May 19, 2005, an assumed continuation of quarterly dividends at the rate of $0.225 per share of common stock was used for the purposes of the application of the Monte Carlo pricing model. On May 2, 2007, the Company modified its credit agreement to limit the amount of any quarterly dividends payable on its common stock to not more than $0.1125 per share. Accordingly, for the performance-based RSUs that were granted on May 16, 2007, the Company assumed continuation of quarterly dividends at the rate of $0.1125 per share of common stock for the purposes of the application of the Monte Carlo pricing model.

(iv) Risk-free interest rate. The yield on zero-coupon U.S. Treasury securities for the period that is commensurate with the expected term assumption (i.e. two years and four years, respectively).

Forfeitures

As the time-based and performance-based RSUs require continued employment up to the time of vesting, the amount of stock-based compensation recognized during a period is required to include an estimate of forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is related to employee attrition and based on a historical analysis of its employee turnover. This analysis is re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will be only for those shares that meet the requirements of continued employment up to the time of vesting. The Company revised its forfeiture estimate in the fourth quarter of 2007 and currently estimates that approximately 7.5% of time-based RSUs and 50% of performance-based RSUs will be forfeited. In accordance with SFAS No. 123R, the cumulative effect of applying the change in estimate retrospectively is recognized in the period of change; accordingly, the Company’s change in forfeiture rate during the fourth quarter of 2007 resulted in a cumulative decrease to compensation expense of $609.

As of December 31, 2007, there was approximately $2,300 of total unrecognized compensation expense related to unvested share-based awards which is expected to be recognized over a weighted average period of 2.5 years.

Stock Options and Restricted Stock

Prior to its initial public offering on May 19, 2005 (see Note 2), the Company’s former parent had stock options and restricted stock outstanding. All such stock options and restricted stock vested in connection with the consummation of the Company’s initial public offering which occurred on May 19, 2005, at which time the Company measured and recorded compensation expense of $15,507 related to these options and restricted stock based on their then current fair value in accordance with APB No. 25. Therefore, the adoption of SFAS No. 123R with respect to these share-based payments would not have had a significant impact on the Company’s financial position or results of operations for 2005 because the pro forma net loss under SFAS No. 123R and the reported net loss are identical. These stock options and restricted stock are no longer outstanding after the completion of the initial public offering on May 19, 2005 and therefore would not have had any impact on the Company’s financial position or statements of operations after this date.

The Company accounted for RSUs granted under the 2005 Plan on May 19, 2005 in accordance with APB No. 25 and, accordingly, had recorded compensation expense of $1,845 for 2005 related to the non-employee

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2007

directors and time-based RSUs. No compensation expense was recorded relating to performance-based RSUs because management had determined that it was not probable that performance targets will have been met. Had compensation expense for the RSUs and prior stock options and restricted stock been determined based upon the fair value recognition provisions of SFAS No. 123, the net income and the effect on net income per share would have been as follows:

2005
Net income, as reported	$5,597
Add back: Stock based compensation expense reported, net of related tax effects, for prior options and restricted stock	14,116
Add back: Stock based compensation expense reported, net of related tax effects, for time-based RSUs	1,680
Less: Stock based compensation expense, net of related tax effect, for prior options and restricted stock	(14,116)
Less: Stock based compensation expense, net of related tax effect, for all RSUs	(2,346)

Net income, pro forma	$4,931

As reported—basic and diluted	$0.14

Pro-forma—basic and diluted	$0.13

15. Dividends and Dividend Reinvestment Plan

On May 2, 2007, the Company modified its credit agreement, to limit the amount of any quarterly dividends payable on its common stock to not more than $0.1125 per share. The Company paid cash dividends of $0.5625, $0.90 per share and $0.33 per share during the years ended December 31, 2007, 2006 and 2005, respectively. Pursuant to participation in the Company’s dividend reinvestment plan described below, a portion of the dividends paid in 2007 were for additional shares of common stock.

In February 2007 the Company established a dividend reinvestment plan (“DRIP”) that allows shareholders of record to elect to receive all or part the dividends on shares of the Company’s common stock that otherwise would be paid in cash in the form of additional shares of common stock. Pursuant to a letter agreement with the Company dated December 22, 2006, as amended on May 2, 2007, Apax WW Nominees Ltd. and Apax-Xerium APIA LP (collectively the “Apax entities”) agreed that they will participate in the DRIP through December 31, 2008 at a level such that at a minimum 50% of each dividend otherwise payable in cash on the Company’s common stock, including shares not held by Apax entities, is reinvested in the Company’s common stock through the DRIP, provided that the Apax entities are not required to reinvest more than 100% of the cash dividends payable to them with respect to such dividend declaration. In connection with the dividend payments made by the Company in 2007, 2,146,365 shares of the Company’s common stock were issued pursuant to the DRIP. The Apax entities held approximately 54% of the Company’s outstanding common stock as of December 31, 2007.

Pursuant to the Company’s dividend policy, the Company’s Board of Directors determined not to declare a dividend on the Company’s common stock in the first quarter of 2008. Additionally, the waiver agreement referred to in Note 1 effects an amendment to our credit facility that prohibits us from paying dividends. Accordingly, the Company does not anticipate paying dividends on its common stock for the foreseeable future.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2007

16. Restructuring and Impairments Expense

Restructuring and impairments expense included in the Company’s statements of operations are the result of its long-term strategy to reduce production costs and improve long-term competitiveness. Restructuring and impairments expense consists principally of severance costs related to reductions in work force and of facility costs and impairments of assets principally related to closing facilities and/or shifting production from one facility to another. Facility costs are principally comprised of costs to relocate assets to the Company’s other facilities, operating lease termination costs and other associated costs.

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

In 2006, the Company charged a total of $4,736 for restructuring and impairments-related expense against earnings in the Clothing, Rolls and Corporate segments consisting of $2,260, $2,320 and $156, respectively. In 2006, $2,286 of the restructuring and impairments expense related to the reorganization of the Company’s European management structure along functional lines. During 2006, the Company also impaired assets of $2,095, primarily in the United Kingdom and Canada, and recorded $355 related to the closures of facilities under restructuring programs that were commenced prior to 2006.

During 2007, the Company charged a total of $7,733 for restructuring and impairments-related expense in the Clothing, Rolls and Corporate segments consisting of $3,824, $3,375 and $534, respectively. Restructuring and impairments-related activity in 2007 consisted of the following (i) in March 2007, the Company ceased manufacturing activity at its roll covers manufacturing facility in the United Kingdom and recorded restructuring expenses of $1,398 related thereto during 2007. The Company had recorded asset impairment charges of $1,700 related to this facility during the fourth quarter of 2006; (ii) in the first quarter of 2007, the Company also initiated the closure of a roll covers manufacturing facility in the U.S. for which restructuring expenses and asset impairments of $593 and $389, respectively, were recorded during 2007; and (iii) during the first quarter of 2007, the Company initiated a program to streamline its operating structure for which restructuring expenses of $5,353 were recorded during 2007.

The table below sets forth the significant components and activity in the restructuring program and asset impairments during 2007:

	Balance at December 31 2006	Charges	Write- offs	Cash Payments	Balance at December 31 2007
Severance	$949	$5,725	$—	$(4,973)	$1,701
Facility costs	—	1,619	—	(1,274)	345
Asset impairment	—	389	(389)	—	—

Total	$949	$7,733	$(389)	$(6,247)	$2,046

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2007

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

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2007

Summarized financial information for the Company’s reportable segments is presented in the tables that follow for each of the three years in the period ended December 31, 2007.

	Clothing	Roll Covers	Corporate	Eliminations	Total
2007:
Net sales	$408,130	$207,296	$—	$—	$615,426
Depreciation and amortization (1)	30,719	14,548	273	—	45,540
Segment Earnings (Loss)	103,685	53,815	(12,411)	—
Total assets	601,752	307,559	833,688	(851,558)	891,441
Capital expenditures	33,728	13,927	204	—	47,859
2006:
Net sales	$387,449	$213,990	$—	$—	$601,439
Depreciation and amortization (1)	30,679	14,549	164	—	45,392
Segment Earnings (Loss)	97,786	55,378	(15,038)	—
Total assets	552,787	451,350	770,473	(783,884)	990,726
Capital expenditures	19,327	12,437	692	—	32,456
2005:
Net sales	$383,187	$199,233	$—	$—	$582,420
Depreciation and amortization (1)	30,040	15,196	127	—	45,363
Segment Earnings (Loss)	103,515	56,431	(10,735)	—
Total assets	556,222	417,664	839,127	(829,097)	983,916
Capital expenditures	27,113	8,586	130	—	35,829

(1)	Depreciation and amortization excludes amortization of financing costs of $3,676, $3,726, and $3,037 for 2007, 2006 and 2005, respectively.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2007

Provided below is a reconciliation of Segment Earnings (Loss) to income before provision for income taxes for each of the three years in the period ended December 31, 2007:

	2007	2006	2005
Segment Earnings (Loss):
Clothing	$103,685	$97,786	$103,515
Roll Covers	53,815	55,378	56,431
Corporate	(12,411)	(15,038)	(10,735)
Non-cash compensation and related expenses	(1,749)	(2,507)	(17,352)
Net interest expense	(53,126)	(40,016)	(41,701)
Depreciation and amortization (2)	(45,540)	(45,392)	(45,363)
Restructuring and impairments expenses	(7,733)	(4,736)	(11,958)
Unrealized foreign exchange gain (loss) on revaluation of debt	(4,198)	(964)	3,952
Expenses related to reorganization of Brazilian subsidiaries	—	—	(4,144)
Loss on early extinguishment of debt	—	—	(4,886)
Expenses related to initial public offering and refinancing	—	(116)	(7,820)
Goodwill impairment	(185,300)	—	—

Income (loss) before provision (benefit) for income taxes	$(152,557)	$44,395	$19,939

(2)	Excludes amortization of deferred finance costs that are charged to interest expense.

Information concerning principal geographic areas is set forth below. Net sales amounts are by geographic area of product destination. Net sales amounts are for the years ended December 31 and property, plant and equipment amounts are as of December 31.

	North America	Europe	Asia- Pacific	Other	Total
2007:
Net sales (3)	$234,517	$228,372	$86,459	$66,078	$615,426
Property, plant and equipment (4)	129,541	196,646	42,261	53,022	421,470
2006:
Net sales (3)	$245,192	$216,412	$79,105	$60,730	$601,439
Property, plant and equipment (4)	120,014	183,625	31,293	40,247	375,179
2005:
Net sales (3)	$233,024	$211,430	$73,393	$64,573	$582,420
Property, plant and equipment (4)	119,146	173,853	32,285	36,834	362,118

(3)	Included in North America are net sales in the United States of $170,005, $180,646 and $173,018 for 2007, 2006 and 2005, respectively.
(4)	Included in North America are property, plant and equipment in the United States of $86,780, $84,798 and $77,642 as of December 31, 2007, 2006 and 2005, respectively.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2007

18. Subsequent Events

RSU Awards

On January 3, 2008, the Compensation Committee of the Company’s Board of Directors approved 433,000 performance-based RSU awards (based on shareholder return targets) and 433,000 time-based RSU awards for certain of the Company’s officers under the 2005 Plan, including certain officers that subsequently departed from the Company in February 2008, including our Chief Executive Officer, as discussed below. These officers were contingently approved for 161,000 performance-based RSU awards (based on shareholder return targets) and 161,000 time-based RSU awards. The awards approved on January 3, 2008 were made contingent upon the approval by the Company’s stockholders at or before the Company’s 2008 annual meeting of stockholders of an amendment to the Company’s 2005 Plan to increase the aggregate number of shares of common stock that may be delivered under or in satisfaction of awards under such plan from 2,500,000 to 5,000,000. The Company also granted a time-based restricted stock unit award to our new chief executive officer with respect to 75,000 shares on February 26, 2008. This award is not contingent on an amendment to the 2005 Plan.

The shareholder return based awards will generally only vest if the share price of the Company’s common stock plus dividends paid on the common stock from January 3, 2008 satisfies annual targets that the Compensation Committee has established in respect of the three years following January 3, 2008; and the named officer continues to be employed with the Company through January 3, 2011. The shareholder return based restricted stock units may also vest, in whole or in part, if a change of control (as defined in the awards) occurs and shareholder return based requirements have previously been satisfied or are satisfied based on the transaction price.

The time-based restricted stock unit awards will vest completely, in nearly equal installments on the first, second, and third anniversaries of January 3, 2008 provided that the named officer continues to be employed by the Company on such dates. Dividends on such time based restricted stock units will be paid at the same rate as dividends on the Company’s common stock, but only in the form of additional restricted stock units. The time based restricted stock units may also vest, in whole or in part, in connection with a change of control (as defined in the awards) and/or termination of employment under the circumstances set forth in the restricted stock unit awards.

Departures and Replacement of Chief Executive Officer

On February 7, 2008, Thomas Gutierrez resigned as Director, Chief Executive Officer and President of the Company effective immediately. Mr. Gutierrez submitted his resignation on the understanding with the Company that he would receive severance and other benefits in accordance with his employment agreement with the Company dated May 19, 2005 (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed on June 23, 2005) as if he had been terminated by the Company other than for “cause” (as defined in his employment agreement). On February 8, 2008, the Company announced the departure of Mr. Gutierrez and the appointment of Mr. Stephen R. Light effective February 11, 2008. Mr. Light’s employment agreement is attached as an exhibit to this Annual Report on Form 10-K. At December 31, 2007, the Company recorded approximately $2,500 of expenses, primarily to accrue severance and other related costs, as a result of the resignation and replacement of Mr. Gutierrez. Additionally, in connection with the resignation of Mr. Gutierrez, the vesting of 82,473 time-based RSUs owned by Mr. Gutierrez was accelerated to immediately vest on his date of resignation.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2007

Amendment and Waiver Agreement to Senior Credit Facility

On April 8, 2008, the Company entered into an amendment and waiver agreement with its lenders relating to its senior credit facility pursuant to which the lenders agreed to waive through May 31, 2008 any past and then existing defaults. See Note 1 for further discussion.

XERIUM TECHNOLOGIES, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(dollars in thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Classification	Balance at Beginning of Year	Charged to Cost and Expense	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year
For the year-ended December 31, 2007:
Allowance for doubtful accounts	$4,220	$1,530	$530	$(1,123)	$5,157
For the year-ended December 31, 2006:
Allowance for doubtful accounts	$2,277	$2,055	$203	$(315)	$4,220
For the year-ended December 31, 2005:
Allowance for doubtful accounts	$2,034	$668	$(76)	$(349)	$2,277

ALLOWANCE FOR SALES RETURNS

Classification	Balance at Beginning of Year	Charged to Revenue	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year
For the year-ended December 31, 2007:
Allowance for sales returns	$5,448	$6,195	$593	$(4,650)	$7,586
For the year-ended December 31, 2006:
Allowance for sales returns	$5,510	$6,025	$398	$(6,485)	$5,448
For the year-ended December 31, 2005:
Allowance for sales returns	$4,630	$8,529	$(298)	$(7,351)	$5,510

ALLOWANCE FOR CUSTOMER REBATES

Classification	Balance at Beginning of Year	Charged to Revenue	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year
For the year-ended December 31, 2007:
Allowance for customer rebates	$2,389	$2,263	$219	$(2,869)	$2,002
For the year-ended December 31, 2006:
Allowance for customer rebates	$2,036	$2,060	$178	$(1,885)	$2,389
For the year-ended December 31, 2005:
Allowance for customer rebates	$2,425	$2,324	$(169)	$(2,544)	$2,036

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of Xerium Technologies, Inc.

3.2(1)	Amended and Restated By-Laws of Xerium Technologies, Inc.

4.1(1)	Registration Rights Agreement by and among Xerium Technologies, Inc. and certain of its investors.

4.2(2)	Form of Stock Certificate for Common Stock, incorporated by reference to Exhibit 4.2 to Xerium Technologies, Inc.’s Registration Statement on Form S-1/A filed on May 3, 2005, Registration Number 333-114703.

4.3(9)	Dividend Reinvestment Plan, incorporated by reference to 8-K filed February 20, 2007.

10.1(1)	Credit Agreement, dated as of May 18, 2005 among Xerium Technologies, Inc. and certain financial institutions as the Lenders.

10.2(1)+	Employment Agreement with Thomas Gutierrez.

10.3(1)+	Employment Agreement with Michael O’Donnell.

10.4(1)+	Employment Agreement with Josef Mayer and supplemental Agreement.

10.5(1)+	Employment Agreement with Miguel Quiñonez.

10.6(1)+	Employment Agreement with Douglas Milner.

10.7(1)+	2005 Equity Incentive Plan.

10.8(4)+	Xerium Technologies, Inc. 2006 Cash Incentive Bonus Plan.

10.9(2)+	Form of 2005 Performance-Based Restricted Stock Units Agreement for Executive Officers.

10.10(2)+	Form of 2005 Time-Based Restricted Stock Units Agreement for Executive Officers.

10.11(2)+	Form of Restricted Stock Units Agreement for Directors.

10.12(3)	Amendment No. 1 to Credit Agreement, dated as of February 8, 2006, among Xerium Technologies, Inc. and certain financial institutions as the Lenders.

10.13(4)+	Form of 2007 Corporate Award for Executive Officers under the Xerium Technologies, Inc. 2006 Cash Incentive Bonus Plan.

10.14(5)+	Supplemental Agreement No. 3 to Managing Director Service Contract between Xerium Germany Holding GmbH and Josef Mayer dated July 26, 2006.

10.15(6)+	Amended and Restated Service Contract with John Badrinas.

10.16(7)	Amendment No. 2 to Credit Agreement, dated as of December 22, 2006, among Xerium Technologies, Inc. and certain financial institutions as the Lenders.

10.17(8)	Letter Agreement, dated as of December 22, 2006, by and among Xerium Technologies, Inc., Apax WWW Nominees Ltd. AE4, Apax WW Nominees Ltd. and Apax Xerium APIA LP.

10.18(11)+	Form of Performance Based Restricted Stock Units Agreement (based upon a 2007 performance metric) under the 2005 Equity Incentive Plan.

10.19(12)	Amendment No. 3 to Credit Agreement, dated as of May 2, 2007, among Xerium Technologies, Inc. and certain financial institutions as the Lenders.

10.20(13)	Letter Agreement, dated as of May 2, 2007, by and among Xerium Technologies, Inc., Apax WWW Nominees Ltd. AE4, Apax WW Nominees Ltd. and Apax Xerium APIA LP.

10.21(14)+	Form of 2007 Shareholder Return Based Restricted Stock Units Agreement under the 2005 Equity Incentive Plan.

Exhibit Number	Description of Exhibit

10.22(15)+	Form of 2008 Shareholder Return Based Restricted Stock Units Agreement under the 2005 Equity Incentive Plan.

10.23(16)+	Form of 2008 Time-Based Restricted Stock Units Agreement under the 2005 Equity Incentive Plan.

10.24(17)+	Employment Agreement with Stephen R. Light.

10.25(18)+	Amendment No. 1 to Employment Agreement between Xerium Technologies, Inc. and Michael O’Donnell dated February 11, 2008.

10.26(19)+	Amendment No. 1 to Employment Agreement with Stephen R. Light.

10.27(19)+	2008 Time-Based Restricted Stock Units Agreement with Stephen R. Light.

10.28(19)+	Amended and Restated Service Contract with Peter Williamson.

10.29(19)+	Description of Compensation for Non-Management Directors.

10.30(19)	Amendment No. 4 and Waiver to Credit Agreement, dated as of April 8, 2008, among Xerium Technologies, Inc. and certain financial institutions as the Lenders.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP to Xerium Technologies, Inc.

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2005 filed on June 23, 2005.
(2)	Incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1/A filed on May 3, 2005, Registration Number 333-114703.
(3)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2006, and incorporated herein by reference.
(4)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 30, 2007, and incorporated herein by reference.
(5)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 27, 2006, and incorporated herein by reference.
(6)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2007, and incorporated herein by reference.
(7)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2006, and incorporated herein by reference.
(8)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 22, 2006, and incorporated herein by reference.
(9)	Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on February 20, 2007, and incorporated herein by reference.
(11)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 30, 2007, and incorporated herein by reference.

(12)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 2, 2007, and incorporated herein by reference.
(13)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 2, 2007, and incorporated herein by reference.
(14)	Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 2, 2007, and incorporated herein by reference.
(15)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2008, and incorporated herein by reference.
(16)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 7, 2008, and incorporated herein by reference.
(17)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 12, 2008, and incorporated herein by reference.
(18)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 12, 2008, and incorporated herein by reference.
(19)	Filed herewith.
+	Management contract or compensatory arrangement or plan.