Form 10-K/A
period 2007-12-31
XERIUM TECHNOLOGIES INC
filed 2008-04-28
CIK 1287151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

Large accelerated filer  ☐            Accelerated filer  ☑            Non-accelerated filer  ☐           Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant on June 30, 2007 was approximately $158,248,182. There were 46,088,662 shares of the registrant’s common stock, $0.01 par value, outstanding as of April 4, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The registrant filed an Annual Report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”) on April 8, 2008, pursuant to which it incorporated by reference into Part III thereof portions of its definitive Proxy Statement for its 2008 Annual Meeting of Shareholders to be subsequently filed with the Securities and Exchange Commission (the “Proxy Statement”). The registrant has determined to amend the Form 10-K to include such Part III information in this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”), rather than incorporating it into the Form 10-K by reference to the Proxy Statement. Accordingly, Part III of the Form 10-K is hereby amended and restated in its entirety as set forth below.

Also included in this Form 10-K/A are (a) the signature page, (b) certifications required of the principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 and (c) the Exhibit Index, which has been amended and restated in its entirety as set forth below solely to include the additional certifications. Because no financial statements are contained within this Form 10-K/A, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K, affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and our other filings made with the Securities and Exchange Commission.

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

•	our credit facility as amended, prohibits the payments of dividends on our common stock;

•	we may have insufficient cash to fund growth and unexpected cash needs after satisfying our debt service obligations due to our high degree of leverage and significant debt service obligations;

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

Other factors that could materially affect our actual results, levels of activity, performance or achievements can be found in our “Risk Factors” section in the Form 10-K. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. Any forward-looking statement in this report on Form 10-K/A reflects our current views with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise.

All references in this Annual Report to “Xerium”, “we”, “our” and “us” means Xerium Technologies, Inc.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE

Directors

The following table sets forth as to each of the Company’s directors: (i) his positions with the Company and his principal occupation during the past five years; (ii) his other directorships with publicly held companies or investment companies; (iii) his age as of April 1, 2008; and (iv) his period of service as a director of the Company.

Name	Positions with the Company and Principal Occupation and Other Directorships	Age	Director Since
John S. Thompson	Mr. Thompson has served as a director and chairman of the Board since July 2004. He served as chief executive officer of SPS Technologies, Inc., a manufacturer of specialty fasteners, assemblies, precision components, metalworking, magnetic products and superalloys listed on the New York Stock Exchange (the “NYSE”), from April 2002 to December 2003, when he retired. He also served as its president and chief operating officer from October 1999 to March 2002, and as a director from April 2000 to December 2003.	60	July 2004

Stephen R. Light	Mr. Light has served as the Company’s president, chief executive officer and as a director since February 2008. Mr. Light was previously president and chief executive officer of Flow International Corp., a publicly traded producer of industrial waterjet cutting and cleaning equipment from January 2003 to July 2007. Prior to Flow, Mr. Light was president and chief executive officer of OmniQuip Textron from October 2000 to January 2003. Mr. Light also currently serves as director of Veri-tek International, Corp.	61	February 2008

Michael O’Donnell	Mr. O’Donnell has served as the Company’s chief financial officer since March 2003 and as the Company’s executive vice president and as a director since April 2004. He served as president of the Group Services Division of ABB Ltd., a provider of power and automation technologies for utility and other industrial customers, from April 2001 to March 2003. He served as executive vice president and chief financial officer for Invensys Power Systems from February 1998 to April 2001.	52	April 2004

Donald P. Aiken	Mr. Aiken has served as a director since April 2004. He has served as chairman of the board of Gerber Scientific, Inc., a provider of software, computerized manufacturing systems, supplies, and services to the sign making and specialty graphics, ophthalmic lens processing, and apparel and flexible materials industries listed on the NYSE, since February 2004 and as a director since September 1997. Mr. Aiken served as a director of ABB Lummus Global, a subsidiary of ABB Ltd., from August 2003 through December 2005 and as a consultant to ABB, Inc. from February 2004 through December 2005. He served as chief executive officer and president of ABB, Inc., a provider of power and automation technologies for utility and other industrial customers, from February 2001 to January 2004.	64	April 2004

Name	Positions with the Company and Principal Occupation and Other Directorships	Age	Director Since
Michael Phillips	Mr. Phillips has served as a director since December 1999. He has been a partner at Apax Partners Beteiligungsberatung GmbH, a private equity and venture capital consulting firm, since March 1996. He joined Apax Partners Beteiligungsberatung GmbH in October 1992. He is also a director of IFCO Systems NV, Sulo Entsorgungs GmbH, Tommy Hilfiger Corporation, Mueller Brot AG and Anker Brot AG.	46	December 1999

Edward Paquette	Mr. Paquette has served as a director since July 2004. He served as vice president, chief financial officer and a director of Standex International Corp., a diversified manufacturing company listed on the NYSE, from September 1997 to August 2001, when he retired. Prior to joining Standex International Corp., he was a certified public accountant and partner at Deloitte & Touche LLP for 26 years.	72	July 2004

John Saunders	Mr. Saunders has served as a director since July 2004. From February 1996 to May 2002, when he retired, he served as a senior vice president and director of corporate strategy and development for BTR plc and then its successor Invensys plc, a provider of production services and technologies to a variety of industries.	64	July 2004

Executive Officers

The following table sets forth information regarding the Company’s executive officers as of April 1, 2008.

Name	Age	Position
Stephen R. Light	61	President, Chief Executive Officer and Director
Michael O’Donnell	52	Executive Vice President, Chief Financial Officer and Director
Joan “John” Badrinas Ardevol	54	Chief Technology Officer
Cheryl Diuguid	56	President—Xerium Asia
Josef Mayer	57	Executive Vice President—Business Development
Peter Williamson	41	President—Xerium Europe
David Pretty	44	President—Xerium North America
Eduardo Fracasso	48	President—Xerium South America
Michael J. Stick	38	Executive Vice President and General Counsel

Stephen R. Light has served as the Company’s President, Chief Executive Officer and as a director since February 2008. He was previously president and chief executive officer of Flow International Corp., a publicly traded producer of industrial waterjet cutting and cleaning equipment from January 2003 to July 2007. Prior to Flow, Mr. Light was President and Chief Executive Officer of OmniQuip Textron from October 2000 to January 2003. Mr. Light also currently serves as director of Veri-tek International, Corp.

Michael O’Donnell has served as the Company’s Chief Financial Officer since March 2003 and as the Company’s Executive Vice President and as a director since April 2004. He served as President of the Group Services Division of ABB Ltd., a provider of power and automation technologies for utility and other industrial customers, from April 2001 to March 2003. He served as Executive Vice President and Chief Financial Officer for Invensys Power Systems from February 1998 to April 2001.

Joan “John” Badrinas Ardevol has served as the Company’s Chief Technology Officer since February 2008. Mr. Badrinas had served as the Company’s President—Clothing Europe since joining the Company in July 2006 until February 2008. He served as President of Trelleborg Automotive Europe from September 2000 until July 2006. From May 1996 until 2000, Mr. Badrinas was Group Technical Director of BTR Anti-Vibrations Systems, which was sold to Trelleborg AB and became Trelleborg Automotive Europe. Previously, from 1984 to 1996, he held a series of positions ranging from Product Development Engineer to Industrial Operations Director with Pendelastica s.a. in Spain, a manufacturer of rubber and metal anti-vibration components used in automotive applications.

Cheryl Diuguid has served as the Company’s President—Xerium Asia since December 2005. From September 2005 to December 2005 she was the Company’s Executive Vice President of Corporate Development. Prior to joining the Company, Ms. Diuguid was the Senior Vice President of Asia for Enersys, Inc., a battery company, from January 2004 to September 2005. She was Enersys’ Vice President Strategic Planning and Asia from March 2002 to January 2004. Prior to Enersys, Ms. Diuguid served as Vice President and General Manager of Worldwide Operations for the Invensys Energy Storage business located in Chippenham, UK from 1999 to March 2002.

Josef Mayer has served as the Company’s Executive Vice President of Business Development since July 2006, after serving as the Company’s President of Clothing Europe since May 2003 and President of the Company’s Wangner clothing business in Germany since May 2001. From May 2003 to December 2005 he also had responsibility for the Company’s Asia Pacific clothing operations. From July 1997 to April 2001, Mr. Mayer served as Chief Executive Officer and Managing Director of Labelmaker Holding GmbH, a consulting and investment firm. Through this position, he served, on a consulting basis, as a managing director and president of the Eastern Europe division of MMP Austria GmbH, a manufacturer of chip board and folding boxes from June 1999 to April 2001 and as a managing director of Illert GmbH Hanau, a manufacturer of labels, from July 1997 to May 1999.

Peter Williamson has served as the Company’s President—Xerium Europe since February 2008. Mr. Williamson had served as the Company’s Managing Director—Stowe Woodward Europe since joining the Company in March 2006 until February 2008. He had previously served as President of the product area engine group at Trelleborg AB from 2004 to February 2006 and earlier as President—Metzler Automotive Hose Systems from 1999 to 2004.

David Pretty has served as President—Xerium North America since February 2008. He served as President—Weavexx, the Company’s North American clothing operation, from December 2005 until February 2008. From November 2004 to December 2005 he was the Senior Vice President—Sales, Marketing, Technology and Operations for Weavexx. From August 2003 to November 2004 he was the Senior Vice President—Sales, Marketing and Technology for Weavexx. From August 2000 until August 2003 he was the Vice President—Sales and Marketing for Weavexx.

Eduardo Fracasso has served as President—Xerium South America since January 2008. From June 2007 to December 2007 he held the position President—Xerium Brazil. Prior to that, he held various operational positions with the Company’s Brazilian subsidiaries over a period of approximately 18 years, most recently as Operational Director.

Michael J. Stick has served as the Company’s Executive Vice President and General Counsel since May 2004. From September 1995 to May 2004, he was a corporate attorney at Ropes & Gray LLP in Boston, Massachusetts.

Corporate Code of Business Conduct and Ethics and Corporate Governance Guidelines

The Company has adopted a Corporate Code of Business Conduct and Ethics for its directors, officers and employees, including its chief executive officer, chief financial officer and controller. A copy of the Company’s Corporate Code of Business Conduct and Ethics may be accessed free of charge by visiting the Company’s website at www.xerium.com or by requesting a copy from Investor Relations, Xerium Technologies, Inc., One Technology Drive, Westborough Technology Park, Westborough, Massachusetts 01581. The Company intends to satisfy the disclosure requirement regarding any amendment to, or waiver from, a provision of the Corporate Code of Business Conduct and Ethics that applies to its chief executive officer, chief financial officer or controller by posting the amendment or waiver to its website.

A copy of the Company’s Corporate Governance Guidelines may also be accessed free of charge by visiting the Company’s website at www.xerium.com or by requesting a copy from Investor Relations, Xerium Technologies, Inc., One Technology Drive, Westborough Technology Park, Westborough, Massachusetts 01581.

Audit Committee

Edward Paquette is the chairman and John S. Thompson, John Saunders and Donald P. Aiken are the other members of the Company’s Audit Committee, which met 9 times during 2007. The Board has determined that each member of the Company’s Audit Committee is independent within the meaning of the rules and regulations of the NYSE. Furthermore, as required by the rules and regulations of the Securities and Exchange Commission (the “SEC”), no member of the Audit Committee receives, directly or indirectly, any consulting, advisory, or other compensatory fees from the Company other than Board and committee fees. The Board has determined that Edward Paquette is an “audit committee financial expert” within the meaning of the rules and regulations of the SEC. The Audit Committee operates pursuant to a written charter that is available free of charge on the Company’s website at www.xerium.com or by requesting a copy from Investor Relations, Xerium Technologies, Inc., One Technology Drive, Westborough Technology Park, Westborough, Massachusetts 01581.

The principal duties and responsibilities of the Company’s Audit Committee are as follows: (a) to monitor the Company’s financial reporting process and internal control systems; (b) to appoint and replace the Company’s independent outside auditors from time to time, determine their compensation and other terms of engagement and oversee their work; (c) to oversee the performance of the Company’s internal audit function; and (d) to oversee the Company’s compliance with legal, ethical and regulatory matters. The Audit Committee and the Board have established procedures for the receipt, retention, and treatment of complaints received by the Company regarding accounting, internal accounting controls, or auditing matters and for confidential, anonymous submission by Company employees of concerns regarding questionable accounting or other matters. The Audit Committee also has the authority to hire independent counsel and other advisors to carry out the Audit Committee’s duties, and the Company is required to provide appropriate funding, as the Audit Committee determines, to compensate any advisors retained by the Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, certain of its officers and persons who own more than 10% of the Company’s common stock to file reports of ownership of, and transactions in, the Company’s common stock with the Securities and Exchange Commission. Based on the Company’s review of the reports it has received, the Company believes that all of its directors, officers and persons owning more than 10% of the Company’s common stock complied with all reporting requirements applicable to them with respect to transactions in 2007, except that Donald P. Aiken, Edward Paquette, Michael Phillips, John Saunders and John S. Thompson, each filed one late Form 4 on July 16, 2007 with respect to transactions on June 18, 2007.

New York Stock Exchange Rule 303A.12

In June of 2007 we filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, the Company has filed as exhibits to this Annual Report on Form 10-K/A for the year ended December 31, 2007, the applicable certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s public disclosures.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion & Analysis

Overview of Compensation Program. The Compensation Committee operates under a written charter adopted by the Board and discharges the responsibilities of the Board relating to the compensation of the Company’s executive officers. The executive officers’ compensation has three primary components: base compensation or salary, annual cash performance bonuses and equity based awards. Executive officers also receive a variety of benefits. These include benefits that are available generally to all salaried employees in the geographical location where the executive officer is based as well as benefits available only to executive officers generally or the particular executive officer.

Named Executive Officers.

This Compensation Discussion & Analysis provides information regarding the compensation paid to the following individuals, referred to as the Named Executive Officers, in 2007:

•	Thomas Gutierrez, former Chief Executive Officer

•	Michael O’Donnell, Chief Financial Officer

•	Josef Mayer, Executive Vice President of Business Development

•	Miguel Quiñonez, former President—Xerium South America

•	Douglas Milner, former President—Stowe Woodward Rolls Worldwide

Mr. Quiñonez retired from the Company on December 31, 2007. Messrs. Gutierrez and Milner resigned from the Company on February 7, 2008 and February 8, 2008, respectively. On February 11, 2008, Stephen Light joined the Company as President and Chief Executive Officer.

Compensation Philosophy and Objectives. The Compensation Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company, and which aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. The Compensation Committee evaluates both performance and compensation in an effort to enhance the Company’s ability to retain and, as necessary, attract superior employees in key positions. The Compensation Committee designs executive compensation packages for its executives, including the Named Executive Officers, that include both cash and stock-based compensation to reward performance as measured against established goals. While there is no rigid formula for the allocation between cash and stock-based compensation, the Compensation Committee balances the compensation elements to reward annual results and motivate long-term performance.

Role of Executive Officers in Compensation Decisions. The Compensation Committee makes all compensation decisions for the executive officers. The Chief Executive Officer makes recommendations to the Compensation Committee regarding compensation, including with respect to salary adjustments, structure of annual awards and annual award amounts, for both himself and the other executive officers. The Chief Executive Officer discusses with the Compensation Committee the Company’s performance and the individual performance of himself and the other executive officers. In addition to the Chief Executive Officer, the Chief Financial Officer and/or the General Counsel are sometimes present for discussions of the Compensation Committee regarding compensation of executive officers. While the Compensation Committee considers the recommendations of the Chief Executive Officer, the Compensation Committee ultimately decides salary adjustments, the structure of annual awards and annual award amounts for all executive officers.

Setting Executive Compensation. At the request of the Compensation Committee, the Company engaged Watson Wyatt Worldwide, Inc., a compensation consulting firm, to conduct an annual review of its cash and equity compensation program for the Chief Executive Officer and other executive officers in order to assist the

Compensation Committee in establishing compensation for 2007. Watson Wyatt Worldwide, Inc. provides the Compensation Committee with relevant market data to consider when making compensation decisions for the executive officers. In connection with its compensation review for the Company, in addition to general survey data, Watson Wyatt Worldwide, Inc. considered the cash and equity compensation practices of 16 publicly held companies in the manufacturing industry. The companies included in the study were the following:

• Actuant Corporation	• Kadant Inc.
• Albany International Corp.	• Kaydon Corporation
• Barnes Group Inc.	• Lydall, Inc.
• Circor International, Inc.	• Nordson Corporation
• CLARCOR Inc.	• Simpson Manufacturing Company Inc.
• Gerber Scientific, Inc.	• Standex International Corporation
• GSI Group, Inc.	• Tennant Company
• Idex	• Watts Water Technologies, Inc.

These companies included in the Watson Wyatt Worldwide, Inc. study were chosen based on certain business characteristics similar to those of the Company, including: annual revenues, employee headcount, geographic scope of business, and type of business. In addition to benchmarking studies, the Compensation Committee has historically taken into account input from other sources, including input from other independent members of the Board of Directors and publicly available data relating to the compensation practices and policies of other companies within and outside of the Company’s industry. The Compensation Committee does not view benchmarking as an appropriate stand-alone tool for setting compensation because it believes that there are aspects of each peer company’s business, objectives and particular circumstances that may be unique to that company. The Compensation Committee uses the benchmarking data as a reference point, and gathering this information is an important part of the Compensation Committee’s compensation-related decision-making process.

Watson Wyatt Worldwide, Inc. has provided additional services to the Company from time to time, including the provision of actuarial services and consulting services relating to certain pension and post-retirement plans of the Company and its subsidiaries. The Compensation Committee also engaged Watson Wyatt Worldwide, Inc. to conduct a review of the Company’s cash and equity compensation program for the Chief Executive Officer and other executive officers to assist it in making compensation decisions for 2008. The Compensation Committee intends to continue to retain the services of third-party executive compensation specialists from time to time, as the Committee sees fit, in connection with the establishment of cash and equity compensation and related policies.

2007 Executive Compensation Components. For the fiscal year ended December 31, 2007, the principal components of compensation for the Company’s Named Executive Officers were base salary, cash based incentive compensation and equity based awards.

The Company does not have a formal or informal policy or target for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Instead, the Compensation Committee, in consultation with the Chief Executive Officer, determines subjectively what it believes to be the appropriate level and mix of the various compensation components. While the particular compensation objectives that each element of executive compensation serves are set forth below, the Compensation Committee believes that each element of compensation, to a greater or lesser extent, serves each of the objectives of the Company’s executive compensation program.

Base Salary. The Compensation Committee annually reviews and approves the base salary of the chief executive officer and the Company’s other executive officers. In making these determinations, the Compensation Committee considers various factors such as the Company’s performance, the executive’s performance and responsibilities, leadership, years of experience, competitive salaries within the marketplace, and the executive’s total compensation package. For 2007, the Compensation Committee did not change the base salary of the Chief

Executive Officer or of any of the other Named Executive Officers from that in effect as of the end of 2006. The salary column of the Summary Compensation Table for 2007 does not set forth the same amounts as the salary column of the Summary Compensation Table for 2007 in the Company’s proxy statement prepared in 2006 for Messrs. Mayer and Quiñonez due to fluctuations in the currency exchange rates between the U.S. Dollar and each of the Euro, Argentine Pesos and Brazilian Real.

Annual Incentive Bonus. In order to reinforce the importance of increasing shareholder value, the Compensation Committee believes that a substantial portion of the potential annual compensation of each executive officer should be in the form of annual incentive cash bonuses. In 2006, the Company adopted its 2006 Cash Incentive Bonus Plan (the “Plan”). The Plan provides for the award of annual incentive bonuses to those executive officers and other key employees of the Company and its subsidiaries that the Compensation Committee selects to participate on an annual basis based upon the potential contributions that such individuals may make to the Company. The maximum bonus that any participant may receive under the Plan in respect of any year is $3,500,000.

Under Section 162(m) of the Code, a publicly held corporation is generally not entitled to a federal income tax deduction with respect to any taxable year for compensation in excess of $1 million to its chief executive officer or any of its other four most highly compensated executive officers. Qualifying performance-based compensation is not subject to this deduction limitation. To qualify for the performance-based compensation exception under Section 162(m) of the Code, compensation must, among other things, be paid under a plan the material terms of which, including the general performance criteria used as the bases for determining awards, have been approved by stockholders. The Plan was approved by the Company’s stockholders in 2006.

In the case of awards intended to qualify for the performance-based compensation exception under Section 162(m) of the Code (as evidenced by the actions of the Compensation Committee in granting or documenting such award), the Compensation Committee will pre-establish, in writing, one or more performance criteria no later than 90 days after the commencement of the period of service to which the performance relates or at such earlier time as is required to qualify the Award as performance-based under Section 162(m) of the Code. The performance criteria will be an objectively determinable measure of performance relating to any or any combination of the following (measured either absolutely or by reference to an index or indices and determined either on a consolidated basis or, as the context permits, on a divisions, subsidiary, line of business, project or geographical basis or in combinations thereof):

• sales	• customer acquisition or retention
• revenues	• stock price
• assets	• stockholder return
• expenses	• sales of particular products or services
• market share	• spin-offs, split-ups and the like
• capital expenditures	• reorganizations
• cash flow	• joint ventures and strategic alliances
• return on equity, investment, capital or assets; one or more operating ratios	• acquisitions and divestitures (in whole or in part)
• borrowing levels, leverage ratios or credit rating	• recapitalizations, restructurings, financings (issuance of debt or equity) or re-financings

•        earnings before or after deduction for all or any portion of interest, taxes, depreciation, or amortization, whether or not on a continuing operations or an aggregate or per share basis, including, without limitation, EBITDA or Adjusted EBITDA as determined for purposes of any credit agreement or other agreement to which the Company is a party

•        net cash from operations plus or minus such expenditures, expenses, cash proceeds from dispositions (whether or not of operating assets) and other objectively determinable adjustments, if any, as the Compensation Committee may determine

A performance criterion and any related targets determined by the Compensation Committee need not be based upon an increase, a positive or improved result or avoidance of loss.

The Compensation Committee selected each of the Company’s executive officers, as well as certain other key employees of the Company, as participants in the Plan for 2007. The award opportunities for 2007 provided for payments to the Named Executive Officers if a performance metric based upon Adjusted EBITDA, as defined in the Company’s senior credit facility as in effect on March 29, 2007 and with certain adjustments, exceeds the threshold, target and maximum levels specified by the Compensation Committee as set forth below.

Threshold	Target	Maximum
$150,000,100	$161,018,000	$173,072,000

If the Company’s performance exceeded the threshold, then, subject to the other requirements of the awards, each named executive officer would receive a payment that is based on a specified percentage of his base salary and the amount by which the Company’s performance exceeds the threshold and target levels, as the case may be, provided that the maximum bonus any named executive officer may receive under the award is his base salary multiplied by two times his specified percentage. For 2007, the Committee selected the Named Executive Officers to receive an award with a specified percentage set forth opposite his name below.

Name	Position	Specified Percentage
Thomas Gutierrez	Chief Executive Officer	43.28%
Michael O’Donnell	Chief Financial Officer	60.00%
Josef Mayer	Executive Vice President of Business Development	44.76%
Miguel Quiñonez	President—Xerium South America	39.75%
Douglas Milner	President—Stowe Woodward Rolls Worldwide	41.25%

In the cases of Messrs. Gutierrez, O’Donnell, Quiñonez and Milner, their employment agreements with the Company contemplated a higher specified percentage than that indicated above. The Compensation Committee offered these Named Executive Officer’s a grant of performance-based restricted stock unit awards described below in exchange for their waiver of rights to an award for 2007 with a higher participation percentage. The Compensation Committee decided to offer this shift from cash compensation to equity-based compensation in order to provide the potential to increase equity ownership of these Named Executive Officers and also reduce the potential cash outlays of the Company. The performance metric for 2007 did not exceed the threshold level and the Company’s Named Executive Officers did not receive incentive cash bonuses under the Plan for 2007 and did not receive any other incentive cash bonuses in respect of 2007.

In determining whether to structure cash incentive awards to qualify as performance-based compensation within the meaning of Section 162(m) of the Code, the Compensation Committee balances the benefits of the awards qualifying as performance-based compensation within the meaning of Section 162(m) of the Code and the overall goal of structuring awards designed both to incentivize the executives and to increase shareholder value. While the Company designed the awards under the Plan to its executive officers with respect to 2007 to qualify as performance-based compensation within the meaning of Section 162(m) of the Code, the Compensation Committee did not make awards under the Plan with respect to 2008 designed to qualify as performance-based compensation within the meaning of Section 162(m) of the Code. In first quarter of 2008 the Company was addressing potential financial covenant non-compliance issues under its senior credit agreement, and the Compensation Committee determined that it did not have adequate visibility regarding the financial outlook for the Company within 90 days of the beginning of 2008 in order to structure a cash based award to appropriately incentivize the executive officers.

In consideration for waiving their rights to a higher specified percentage under the Plan, on March 29, 2007 the Compensation Committee approved performance-based restricted stock units awards for the Company’s

Named Executive Officers under the Company’s 2005 Equity Incentive Plan (the “2005 Plan”). The awards would generally only vest if a performance metric based upon Adjusted EBITDA, as defined in the Company’s senior credit facility as in effect on March 29, 2007 and with certain adjustments, equaled or exceeded a target level of $157 million that had been specified by the Committee. The following table sets forth the number of performance-based restricted stock units awarded to each of the Company’s Named Executive Officers.

Name	Position	Restricted Stock Units
Thomas Gutierrez	Chief Executive Officer	64,232
Michael O’Donnell	Chief Financial Officer	28,334
Josef Mayer	Executive Vice President of Business Development	20,000
Miguel Quiñonez	President—Xerium South America	21,250
Douglas Milner	President—Stowe Woodward Rolls Worldwide	21,250

Generally, if the performance metric equaled or exceeded the target level specified by the Committee, the restricted stock units would vest on the day the Company filed its Annual Report on Form 10-K for fiscal year 2007, and the Company would within thirty days thereafter issue one share of common stock in respect of each fully vested restricted stock unit. On April 8, 2008, the day the Company filed its 2007 Annual Report on Form 10-K, these restricted stock unit awards expired without vesting in accordance with the terms of the agreement underlying the grant of these awards because the performance metric did not achieve the target level.

Long-Term Compensation. The Company seeks to create long-term performance incentives for its executive officers by aligning their economic interests with the interests of the Company’s shareholders through the 2005 Plan. The 2005 Plan provides for the grant of awards consisting of any or a combination of stock options, stock appreciation rights (“SARs”), restricted stock, unrestricted stock or stock unit awards to key employees, directors and consultants. Awards under the 2005 Plan align the economic interests of the executive officer with those of shareholders because the potential value of the awards is directly related to the future value of the Company’s stock.

The Compensation Committee administers the 2005 Plan and has the power to select participants, determine award terms and conditions and adopt, alter and repeal administrative rules, guidelines and practices applicable to the 2005 Plan.

During 2007, the Company granted performance-based restricted stock unit awards as described above under “Annual Incentive Bonus” and granted shareholder based return based restricted stock unit awards as described below.

On May 16, 2007, the Compensation Committee approved shareholder return based restricted stock units awards for certain of the Company’s Named Executive Officers under the 2005 Plan. The following table sets forth the number of such restricted stock units awarded to the Company’s Named Executive Officers who received such awards.

Name	Position	Restricted Stock Units
Thomas Gutierrez	Chief Executive Officer	124,685
Michael O’Donnell	Chief Financial Officer	55,000
Josef Mayer	Executive Vice President of Business Development	41,250
Douglas Milner	President—Stowe Woodward Rolls Worldwide	41,250

The awards will generally only vest if:

•

the cumulative total return on the Company’s common stock, measured as growth in the per share price of the Company’s common stock and dividends paid on the Company’s common stock from May 16, 2007, satisfies the annual target (which is based upon a 13% compounded annual growth rate from the date of grant) that the Compensation Committee established in respect of the four years following the grant date; and

•	the Named Executive Officer continues to be employed with the Company through the fourth anniversary of the grant date.

These restricted stock units may also vest, in whole or in part, if a “covered transaction” (as defined in the 2005 Plan) occurs and the cumulative total return vesting requirements have previously been satisfied or would be satisfied based on the transaction price. Under the awards, the Company will issue one share of common stock in respect of each fully vested restricted stock unit. These awards granted to Messrs. Gutierrez and Milner were forfeited in February 2008 when these individuals ceased to be employed by the Company.

In connection with the Company’s initial public offering in May of 2005, the Compensation Committee granted shareholder return based restricted stock units awards to certain of the Company’s Named Executive Officers. These awards will generally only vest if:

•

the cumulative total return on the Company’s common stock, measured as growth in the per share price of the Company’s common stock and dividends paid on the Company’s common stock from May 19, 2005, satisfies the annual target (which is based upon a 13% compounded annual growth rate from the date of grant) that the Compensation Committee established in respect of the four years following the grant date; and

•	the Named Executive Officer continues to be employed with the Company through the fourth anniversary of the grant date.

In January of 2008, the Compensation Committee granted both time-based restricted stock unit awards and shareholder return based restricted stock unit awards to the Company’s executive officers, and in February of 2008 the Compensation Committee granted a time-based restricted stock unit award to the Company’s new chief executive officer, who was appointed in February of 2008.

While the Compensation Committee’s current expectation is that all equity award grants will be in the form of restricted stock unit awards, the Compensation Committee may determine to grant other types of equity awards in the future.

Ownership Guidelines. The Compensation Committee recognizes that alignment of the interests of executive officers with those of the Company’s shareholders is important. While the Compensation Committee does not believe that it is appropriate to set a particular level of ownership, it believes that equity based awards help to align these incentives and serve as an integral part of the executive officer compensation program.

401(k) Plans. The Company maintains a tax-qualified defined contribution plan with a cash or deferred arrangement intended to qualify under Section 401(k) of the Code. U.S. employees become eligible to participate in the plans after completing two months of employment with the Company. Each participant in the plans may elect to defer, in the form of contributions to the plan, up to 15% of compensation that would otherwise be paid to the participant in the applicable year, up to the statutorily prescribed annual limit. Under the plan applicable to the Company’s U.S. executive officers, the Company makes a matching contribution with respect to each participant’s elective contributions, up to 4% of such participant’s compensation, subject to certain limitations.

Retirement Benefits. The Company maintains a pension plan for U.S. salaried employees, including certain of the Company’s executive officers (the “U.S. pension plan”). The U.S. pension plan is a funded, tax-qualified, noncontributory defined-benefit pension plan and is described in more detail below under the heading “Pension Benefits”. The Company also contributed to an Argentine pension plan for Miguel Quiñonez through December 2006 in accordance with the terms of his Employment Agreement. In addition, Miguel Quiñonez and Josef Mayer participate in government pension arrangements in Argentina and Germany, respectively.

The Company has also adopted an unfunded, nonqualified supplemental executive retirement plan (“SERP”) for each of Messrs. Gutierrez and O’Donnell. Under the SERP, each of Messrs. Gutierrez and O’Donnell will be entitled to receive, at age 62, annual SERP payments equal to a specified percentage of his average annual base salary during the three years in which his base salary was highest during the ten years immediately prior to termination of employment (not including any compensation earned before January 1, 2004), multiplied by his years of service with the Company, less the amounts to which he is entitled under the Company’s U.S. pension plan. The SERP benefit formula is based on a percentage factor of 3% in Mr. Gutierrez’ case and 2.5% in Mr. O’Donnell’s case. More detail regarding these SERPs is provided below under the heading “Pension Benefits”.

Perquisites and Other Personal Benefits. The Company provides the Named Executive Officers with perquisites and other personal benefits that the Compensation Committee believes are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior executive employees for key positions. These benefits include premiums paid for term life insurance policies, car allowances or an automobile for personal use, country club dues and relocation expenses. Attributed costs of the personal benefits described above for the Named Executive Officers for the fiscal year ended December 31, 2006, are included in the next to last column of the Summary Compensation Table below.

Employment Agreements. The Company has entered into Employment Agreements with certain key employees, including the Named Executive Officers. The employment agreements for the Named Executive Officers are described below under the heading “Employment Agreements and Potential Payments Upon Termination or Change in Control”. These agreements include severance arrangements and, in some cases, the level of severance is dependent upon the proximity of termination to a change of control (as defined in the applicable agreement). We believe that these arrangements support our ability to attract and retain superior executive employees and, if a change in control were to occur, to retain our executives through a period of uncertainty, enhance our value by keeping our management team intact and focused on the best interests of the stockholders, rather than their own job security.

Tax and Accounting Implications.

Deductibility of Executive Compensation. In establishing compensation, the Compensation Committee takes into account the provisions of Section 162(m) of the Code, which exempts some performance-based compensation from the $1 million deduction limit. The Compensation Committee may, however, approve compensation that does not qualify for the exemption to attract and retain executives.

Accounting for Stock-Based Compensation. Beginning on January 1, 2006, the Company began accounting for stock-based awards, including its restricted stock unit awards in accordance with the requirements of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (Revised 2004).”

Summary Compensation Table

The following table sets forth information with respect to the compensation for the Company’s chief executive officer, the Company’s chief financial officer and each of the Company’s three other most highly compensated executive officers during 2007 and 2006. These individuals are referred to as the “Named Executive Officers.” Mr. Quiñonez retired from the Company on December 31, 2007. Messrs. Gutierrez and Milner resigned from the Company on February 7, 2008 and February 8, 2008, respectively.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($) (1)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Thomas Gutierrez	2007	$670,000		—	$838,001	(2)	—	—	$209,771	$43,951	(4)	$1,761,723
Chief Executive Officer	2006	$670,000		—	$1,213,481	(3)	—	—	$235,517	$34,931	(5)	$2,153,929

Michael O’Donnell	2007	$375,000		—	$157,063	(6)	—	—	$68,907	$85,563	(8)	$686,533
Chief Financial Officer	2006	$375,000		—	$119,637	(7)	—	—	$78,656	$42,902	(9)	$616,195

Josef Mayer	2007	$376,750	(*)	—	$117,796	(6)	—	—	—	$29,002	(10)	$523,548
Executive Vice President of Business Development	2006	$346,500	(*)	—	$89,727	(7)	—	—	—	$21,915	(11)	$458,142

Miguel Quiñonez	2007	$422,703	(**)	—	$22,732	(7)	—	—	—	$78,355	(12)	$523,790
President—Xerium South America	2006	$345,734	(**)	—	$60,124	(7)	—	—	—	$374,570	(13)	$780,428

Douglas Milner	2007	$350,000		—	$117,796	(6)	—	—	$17,868	$29,358	(14)	$515,022
President—Stowe Woodward Rolls Worldwide	2006	$350,000		—	$89,727	(7)	—	—	$12,571	$30,284	(15)	$482,585

(*)	Mr. Mayer’s 2007 salary is converted from Euros at an assumed exchange rate of $1.37 per Euro, which represents the average exchange rate for 2007. Mr. Mayer’s 2006 salary is converted from Euros at an assumed exchange rate of $1.26 per Euro, which represents the average exchange rate for 2006.
(**)	Mr. Quiñonez’ 2007 and 2006 salary was paid partly in Argentine Pesos and partly in Brazilian Reals. The Argentine Peso portions of his salary in 2007 is converted from Pesos at an assumed exchange rate of $0.32 per Peso, which represents the average exchange rate for 2007. The Argentine Peso portions of his salary in 2006 is converted from Pesos at an assumed exchange rate of $0.33 per Peso, which represents the average exchange rate for 2006. The Brazilian Real portion of his salary in 2007 is converted from Reals at an assumed exchange rate of $0.52 per Real, which represents the average exchange rate for 2007. The Brazilian Real portion of his salary in 2006 is converted from Reals at an assumed exchange rate of $0.46 per Real, which represents the average exchange rate for 2006. Salary amounts for Mr. Quiñonez include amounts paid to him in respect of (a) time spent on vacation in accordance with Argentine law, (b) fees associated with serving as a director of an Argentine subsidiary of the Company and (c) purchase orders for food.
(1)	The amounts in this column for 2007 reflect the dollar amount recognized as expense for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with FAS 123(R) and thus would include amounts from awards granted in and prior to 2007. Assumptions used in the calculation of these amounts are included in note 14 to the Company’s audited financial statements for the fiscal year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on August 23, 2007, and note 14 to the Company’s audited financial statements for the fiscal year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on or April 8, 2008. Notwithstanding the foregoing, the expense calculations set forth in this column exclude the impact of estimated forfeitures related to service-based vesting conditions. The amounts set forth may be more or less than the value ultimately realized by the Named Executive Officer based upon, among other things, the value of the Company’s Common Stock at the time of vesting of the restricted stock unit awards, whether the Company achieves certain performance goals and whether such awards actually vest.
(2)	Reflects (i) the grants of restricted stock unit awards in 2005 and 2007 that are subject to performance-based conditions on vesting and (ii) the grant of a restricted stock unit award in 2005 that is not subject to performance-based conditions. Dividends are paid on the restricted stock unit award that is not subject to performance-based conditions at the same rate as dividends on the Company’s common stock, but only in the form of additional restricted stock units. Mr. Gutierrez received an aggregate of 9,190 additional restricted stock units in 2007 in respect of such dividend payments. In accordance with FAS 123(R), no additional expense was reported in the Company’s financial statements for 2007 and 2006 in respect to such additional restricted stock units relating to dividend payments and, accordingly, they are not reflected in the table above.

(3)	Reflects (i) the grant of a restricted stock unit award in 2005 that is subject to performance-based conditions on vesting and (ii) the grant of a restricted stock unit award in 2005 that is not subject to performance-based conditions. Dividends are paid on the restricted stock unit award that is not subject to performance-based conditions at the same rate as dividends on the Company’s common stock, but only in the form of additional restricted stock units. Mr. Gutierrez received an aggregate of 14,862 additional restricted stock units in 2006 in respect of such dividend payments. In accordance with FAS 123(R), no additional expense was reported in the Company’s financial statements for 2006 in respect to such additional restricted stock units relating to dividend payments and, accordingly, they are not reflected in the table above.
(4)	Includes $9,000 in respect of employer contributions to Mr. Gutierrez’ 401(k) account and $16,612 in respect of premiums for term life insurance policies for the benefit of Mr. Gutierrez. In addition, reflects perquisites and other personal benefits in the aggregate amount of $18,339, which includes $11,139 associated with country club dues and $7,200 associated with an automobile allowance.
(5)	Includes $16,324 in respect of premiums for term life insurance policies for the benefit of Mr. Gutierrez.
(6)	Reflects the grants of restricted stock unit awards in 2005 and 2007 that are subject to performance-based conditions on vesting.
(7)	Reflects the grant of restricted stock unit awards in 2005 that are subject to performance-based conditions on vesting.
(8)	Includes $9,000 in respect of employer contributions to Mr. O’Donnell’s 401(k) account and $2,625 in respect of premiums for term life insurance policies for the benefit of Mr. O’Donnell. In addition, reflects perquisites and other personal benefits in the aggregate amount of $73,938, which includes (i) $55,599 associated with reimbursement of moving expenses, (ii) $11,139 associated with country club dues and (iii) $7,200 associated with an automobile allowance.
(9)	Includes $8,800 in respect of employer contributions to Mr. O’Donnell’s 401(k) account and $2,880 in respect of premiums for term life insurance policies for the benefit of Mr. O’Donnell.
(10)	Represents the value of Mr. Mayer’s personal use of an automobile that the Company owns, converted from Euros at an assumed exchange rate of $1.37 per Euro, which represents the average exchange rate for 2007.
(11)	Represents the value of Mr. Mayer’s personal use of an automobile that the Company owns, converted from Euros at an assumed exchange rate of $1.26 per Euro, which represents the average exchange rate for 2006.
(12)	Includes (i) a tax gross-up payment of $17,137 made in respect of income imputed to Mr. Quiñonez for certain perquisites and other personal benefits, (ii) perquisites and other personal benefits in the aggregate amount of $8,048, which includes amounts associated with the use of a Company automobile, amounts in respect of premiums for term life insurance for the benefit of Mr. Quiñonez and amounts in respect of premiums for supplementary medical insurance, (iii) $35,950 related to special retirement benefits, including the purchase by Mr. Quiñonez of his company car and computer equipment for less than their book value and for retirement advisory services and (iv) retirement gifts with a value of $17,220. The pension tax gross-up payment, perquisites and other personal benefits, special retirement benefits and a minor portion of the retirement gift amount were made in Argentine Pesos and are converted from Argentine Pesos at an exchange rate of $0.32 per Peso, which represents the average exchange rate for 2007.
(13)	Includes (i) $270,793 that was contributed to Mr. Quiñonez’ Argentine pension, (ii) a tax equalization payment of $83,076, including a related tax gross-up payment, made to reimburse Mr. Quiñonez for certain increases in his taxes relating 2005 income over those he would have paid had he remained working solely in Argentina and (iii) a tax gross-up payment of $14,645 made in respect of income imputed to Mr. Quiñonez for certain perquisites and other personal benefits. The pension contributions and tax gross-up payment were made in Argentine Pesos and are converted from Argentine Pesos at an exchange rate of $0.33 per Peso, which represents the average exchange rate for 2006. The tax equalization payment was also made in Argentine Pesos and is converted from Argentine Pesos at an exchange rate of $0.33 per Peso, which represents the exchange rate on the date of payment.
(14)	Includes $9,000 in respect of employer contributions to Mr. Milner’s 401(k) account and $2,019 in respect of premiums for a term life insurance policy for the benefit of Mr. Milner. In addition, reflects perquisites and other personal benefits in the aggregate amount of $18,339, which includes (i) $11,139 associated with country club dues and (ii) $7,200 associated with an automobile allowance.
(15)	Includes $8,800 in respect of employer contributions to Mr. Milner’s 401(k) account and $2,880 in respect of premiums for a term life insurance policy for the benefit of Mr. Milner.

Grant of Plan-Based Awards

In 2007, the principle component of compensation paid to the Named Executive Officers was base salary. As discussed in Compensation Discussion and Analysis above, the Named Executive Officers did not receive any payments under the 2006 Cash Incentive Bonus Plan with respect to 2007. The following table sets forth information with respect to plan-based awards granted to Named Executive Officers in 2007.

Name	Grant Date		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Thomas Gutierrez	—		$0	$289,976	$579,952	—	—	—	—	—	—	—
	3/29/07	(3)	—	—	—	—	64,232	—	—	—	—	$501,652
	5/16/07	(4)	—	—	—	—	124,685	—	—	—	—	$1,016,183

Michael O’Donnell	—		$0	$225,000	$450,000	—	—	—	—	—	—	—
	3/29/07	(3)	—	—	—	—	28,334	—	—	—	—	$221,289
	5/16/07	(4)	—	—	—	—	55,000	—	—	—	—	$448,250

Josef Mayer	—		$0	$168,633	$337,267	—	—	—	—	—	—	—
	3/29/07	(3)	—	—	—	—	20,000	—	—	—	—	$156,200
	5/16/07	(4)	—	—	—	—	41,250	—	—	—	—	$336,188

Miguel Quiñonez	—		$0	$135,150	$270,300	—	—	—	—	—	—	—
	3/29/07	(3)	—	—	—	—	21,250	—	—	—	—	$165,963

Douglas Milner	—		$0	$144,375	$288,750	—	—	—	—	—	—	—
	3/29/07	(3)	—	—	—	—	21,250	—	—	—	—	$165,963
	5/16/07	(4)	—	—	—	—	41,250	—	—	—	—	$336,188

(1)	These columns show the range of payouts targeted under the 2006 Cash Incentive Bonus Plan as described under the section entitled “Annual Incentive Cash Bonus” in Compensation Discussion and Analysis.
(2)	Pursuant to the terms of a restricted stock unit award granted to Mr. Gutierrez in 2005 that is not subject to performance-based conditions on vesting, dividends are paid on this restricted stock unit award at the same rate as dividends on the Company’s common stock, but only in the form of additional restricted stock units. Mr. Gutierrez received an aggregate of 9,190 additional restricted stock units in 2007 in respect of such dividend payments. In accordance with FAS 123(R), no additional expense was reported in the Company’s financial statements for 2007 in respect to such additional restricted stock units relating to dividend payments and, accordingly, they are not reflected in the table above.
(3)	Reflects grants of performance-based awards during 2007 under the 2005 Equity Incentive Plan as described under the section entitled “Long-Term Compensation” in Compensation Discussion and Analysis.
(4)	Reflects grants of shareholder return based awards during 2007 under the 2005 Equity Incentive Plan as described under the section entitled “Long-Term Compensation” in Compensation Discussion and Analysis.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for the Named Executive Officers regarding outstanding equity awards held as of December 31, 2007.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Thomas Gutierrez	—	—	—	—	—	82,473	(2)	$428,860	377,834	(3)	$1,964,737
Michael O’Donnell	—	—	—	—	—	—		—	166,668	(4)	$866,674
Josef Mayer	—	—	—	—	—	—		—	123,750	(5)	$643,500
Miguel Quiñonez	—	—	—	—	—	—		—	21,250	(6)	$110,500
Douglas Milner	—	—	—	—	—	—		—	125,000	(7)	$650,000

(1)	Market values in this table are determined using a price per share of the Company’s common stock of $5.20, the closing price on the New York Stock Exchange on December 31, 2007.
(2)	Reflects the unvested portion of a restricted stock unit award granted on May 19, 2005 that is not subject to performance-based conditions on vesting, including dividends paid on such restricted stock unit award in the form of additional restricted stock unit awards. The unvested portion of these awards would have fully vested on May 19, 2008 assuming Mr. Gutierrez remained continuously employed by the Company through such date. These awards vested in connection with the resignation of Mr. Gutierrez on February 7, 2008.
(3)	Reflects restricted stock unit awards granted on May 19, 2005, March 29, 2007 and May 16, 2007 that are subject to performance-based conditions on vesting. For both the restricted stock unit awards granted on May 19, 2005 and May 16, 2007, on the first, second, third and fourth anniversaries of each such respective grant date a total of 25%, 50%, 75% and 100%, respectively, of each such restricted stock unit award will be deemed to satisfy the cumulative total return vesting requirement if the cumulative total return on the Company’s common stock satisfies that year’s target, whether or not any prior year’s target was satisfied. Generally, these awards provided that Mr. Gutierrez must continue to be employed by the Company through the fourth anniversaries of these grants in order for any of the restricted stock units that have satisfied the cumulative total return vesting requirement to vest completely. On February 7, 2008, 313,602 of these restricted stock unit awards were cancelled due to the resignation of Mr. Gutierrez on that date. The restricted stock unit awards granted on March 29, 2007 would have vested on the day the Company filed its Annual Report on Form 10-K for fiscal year 2007 if the performance metric achieved the target level. These 64,232 restricted stock unit awards expired without vesting on April 8, 2008, the day the Company filed its 2007 Annual Report on Form 10-K, in accordance with the terms of the agreement underlying the grant of these awards because the performance metric did not achieve the target level.
(4)	Reflects restricted stock unit awards granted on May 19, 2005, March 29, 2007 and May 16, 2007 that are subject to performance-based conditions on vesting. For both the restricted stock unit awards granted on May 19, 2005 and May 16, 2007, on the first, second, third and fourth anniversaries of each such respective grant date a total of 25%, 50%, 75% and 100%, respectively, of each such restricted stock unit award will be deemed to satisfy the cumulative total return vesting requirement if the cumulative total return on the Company’s common stock satisfies that year’s target, whether or not any prior year’s target was satisfied. Generally, Mr. O’Donnell must continue to be employed by the Company through the fourth anniversaries of these grants in order for any of the restricted stock units that have satisfied the cumulative total return vesting requirement to vest completely. The restricted stock unit awards granted on March 29, 2007 would have vested on the day the Company filed its Annual Report on Form 10-K for fiscal year 2007 if the performance metric achieved the target level. These 28,334 restricted stock unit awards expired without vesting on April 8, 2008, the day the Company filed its 2007 Annual Report on Form 10-K, in accordance with the terms of the agreement underlying the grant of these awards because the performance metric did not achieve the target level.

(5)	Reflects restricted stock unit awards granted on May 19, 2005, March 29, 2007 and May 16, 2007 that are subject to performance-based conditions on vesting. For both the restricted stock unit awards granted on May 19, 2005 and May 16, 2007, on the first, second, third and fourth anniversaries of each such respective grant date a total of 25%, 50%, 75% and 100%, respectively, of each such restricted stock unit award will be deemed to satisfy the cumulative total return vesting requirement if the cumulative total return on the Company’s common stock satisfies that year’s target, whether or not any prior year’s target was satisfied. Generally, Mr. Mayer must continue to be employed by the Company through the fourth anniversaries of these grants in order for any of the restricted stock units that have satisfied the cumulative total return vesting requirement to vest completely. The restricted stock unit awards granted on March 29, 2007 would have vested on the day the Company filed its Annual Report on Form 10-K for fiscal year 2007 if the performance metric achieved the target level. These 20,000 restricted stock unit awards expired without vesting on April 8, 2008, the day the Company filed its 2007 Annual Report on Form 10-K, in accordance with the terms of the agreement underlying the grant of these awards because the performance metric did not achieve the target level.
(6)	Reflects restricted stock unit awards granted on March 29, 2007 which would have vested on the day the Company filed its Annual Report on Form 10-K for fiscal year 2007 if the performance metric achieved the target level. These restricted stock unit awards expired without vesting on April 8, 2008, the day the Company filed its 2007 Annual Report on Form 10-K, in accordance with the terms of the agreement underlying the grant of these awards because the performance metric did not achieve the target level.
(7)	Reflects restricted stock unit awards granted on May 19, 2005, March 29, 2007 and May 16, 2007 that are subject to performance-based conditions on vesting. For both the restricted stock unit awards granted on May 19, 2005 and May 16, 2007, on the first, second, third and fourth anniversaries of each such respective grant date a total of 25%, 50%, 75% and 100%, respectively, of each such restricted stock unit award will be deemed to satisfy the cumulative total return vesting requirement if the cumulative total return on the Company’s common stock satisfies that year’s target, whether or not any prior year’s target was satisfied. Generally, these awards provided that Mr. Milner must continue to be employed by the Company through the fourth anniversaries of these grants in order for any of the restricted stock units that have satisfied the cumulative total return vesting requirement to vest completely. On February 8, 2008, 103,750 of these awards were cancelled due to the resignation of Mr. Milner on that date. The restricted stock unit awards granted on March 29, 2007 would have vested on the day the Company filed its Annual Report on Form 10-K for fiscal year 2007 if the performance metric achieved the target level. These 21,250 restricted stock unit awards expired without vesting on April 8, 2008, the day the Company filed its 2007 Annual Report on Form 10-K, in accordance with the terms of the agreement underlying the grant of these awards because the performance metric did not achieve the target level.

Option Exercises and Stock Vested Table

The following table sets forth information for the Named Executive Officers regarding the value realized during 2007 by such executives pursuant to shares acquired upon vesting of stock awards. None of the Named Executive Officers exercised any stock options during 2007.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Thomas Gutierrez	—	—	77,530.27	(1)	$621,793	(2)
Michael O’Donnell	—	—	—		—
Josef Mayer	—	—	—		—
Miguel Quiñonez	—	—	—		—
Douglas Milner	—	—	—		—

(1)	The shares reflected in the table became vested on May 19, 2007. Of these 77,530.27 shares, 20,507.27 shares were withheld by the Company in respect of tax obligations.
(2)	Market value is determined using a price per share of the Company’s common stock of $8.02, the closing price on the New York Stock Exchange on May 18, 2007.

Pension Benefits

Pension Plan. The Company’s pension plan for U.S. salaried employees, including the Company’s executive officers, and U.S. non-union hourly employees (the “U.S. pension plan”) is a funded, tax-qualified, noncontributory defined-benefit pension plan. Benefits under the U.S. pension plan are based upon an employee’s years of service and the average of the employee’s highest five calendar years of compensation in the last ten calendar years of service with the Company and its subsidiaries, the “final average earnings,” and are payable after retirement. Covered employees become vested in the U.S. Pension plan after the completion of five years of vesting service. Earnings covered by the U.S. pension plan are total cash compensation, including salary and bonuses, less taxable fringe benefits, as defined in the plan. Benefits under the U.S. pension plan are calculated as an annuity equal to 0.9% to 1.4% of the participant’s final average earnings multiplied by years of service. Credited years of service cannot exceed 30 years. For purposes of the annual pension benefit calculation, final average earnings as of December 31, 2007 could not exceed $225,000. Contributions to the U.S. pension plan are made entirely by the Company and are paid into a trust fund from which the benefits of participants will be paid. The benefits listed in the table below are not subject to any deduction for Social Security, but are subject to offset by accrued benefits under specified predecessor plans.

Supplemental Executive Retirement Plans. The Company has adopted a supplemental executive retirement plan (the “SERP”) for each of Mr. Gutierrez and Mr. O’Donnell in connection with their employment agreements. The SERPs are unfunded, nonqualified plans. Under the applicable SERP, each of Messrs. Gutierrez and O’Donnell would be entitled to receive, at age 62, annual SERP payments equal to a specified percentage of his average annual base salary during the three years in which his base salary was highest during the ten years immediately prior to termination of employment (not including any compensation earned before January 1, 2004), multiplied by the executive’s years of service with the Company, less the amounts to which he is entitled under the Company’s U.S. pension plan. The SERP benefit formula is based on a percentage factor of 3% in Mr. Gutierrez’ case and 2.5% in Mr. O’Donnell’s case. Each of Mr. Gutierrez and Mr. O’Donnell is fully vested in his SERP benefit. The annual payments under the SERP, before offsets, cannot exceed 50% of the three-year average annual base salary.

Although the normal form of payment under the SERP is an annuity, the SERP for Mr. Gutierrez permits him to elect an alternative payment option selected from among actuarially equivalent forms permitted under the U.S. pension plan, provided that any such election must be made at the time and in the manner that the Compensation Committee provides, consistent with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”).

If a participant retires after age 55 but before age 62 with at least five years of service, he will be entitled to receive benefits under the SERP immediately following his retirement, but any such benefits will be reduced by one third of one percent for each month prior to age 62. If the participant retires before age 62 and without having completed five years of service, he will not be entitled to receive a benefit under the SERP until he turns 62. In the event of a participant’s death before commencement of his benefit, whether or not he is employed by the Company at time of death, the participant’s surviving spouse, if any, is entitled to receive an annual benefit for the remainder of her life equal to 50% of the benefit the participant would have been entitled to receive assuming payment in the form of a 50% joint and survivor annuity. Mr. Gutierrez resigned from the Company on February 7, 2008 at the age of 59 and with at least five years of service.

The SERP is unfunded and payable from the Company’s general assets, except that in the event of certain change of control transactions, the Company will establish an irrevocable trust, which is a so called “rabbi trust,” and contribute an amount equal to the actuarial equivalent of the SERP benefit.

The SERP can be amended only by written instrument signed by the Company pursuant to authorization of the Compensation Committee and by the participant (or, following the participant’s death, if benefits remain payable to his spouse, by his spouse).

The following table sets forth information on the present value of accumulated benefits payable to each of the Named Executive Officers, including the number of years of service credited to each such Named Executive Officer, under the U.S. pension plan and his SERP (to the extent that such Named Executive Officer participates in the U.S. pension plan or a SERP) determined using interest rate and mortality rate assumptions consistent with those used in the Company’s financial statements.

Name	Plan Name	Number of Years Credited Service (#) (1)	Present Value of Accumulated Benefit ($)		Payments During Last Fiscal Year ($)
Thomas Gutierrez	U.S. Pension Plan	6.385	$137,696		—
	SERP	6.385	$1,243,866	(2)	—
Michael O’Donnell	U.S. Pension Plan	4.833	$81,962		—
	SERP	4.833	$351,464	(2)	—
Josef Mayer	—	—	—		—
Miguel Quiñonez	—	—	—		—
Douglas Milner	U.S. Pension Plan	3.897	$53,271		—

(1)	As of December 31, 2007. Covered employees become vested in the U.S. Pension plan after the completion of five years of vesting service. As of December 31, 2007, Messrs. Milner and O’Donnell were not vested in the U.S. Pension Plan.
(2)	The SERP benefits listed in the table reflect the assumed offset for amounts payable under the U.S. pension plan. As noted in note 1 above, Mr. O’Donnell was not vested in the U.S. Pension Plan as of December 31, 2007.

Nonqualified Deferred Compensation

None of the Named Executive Officers received any nonqualified deferred compensation in 2007.

Employment Agreements and Potential Payments Upon Termination or Change in Control

The Company has entered into an employment agreement with each of Thomas Gutierrez, Michael O’Donnell, Josef Mayer, Douglas Milner, and Miguel Quiñonez. The employment period under the agreements will survive until terminated by the Company or the Named Executive Officer. The employment agreements for these executives provide the specific terms set forth below.

Also set forth below, after the description of the applicable employment agreement, are tables that show the potential amounts payable to each of the Named Executive Officers in accordance with their respective employment agreements and other agreements with the Company in the event of termination of such executive’s employment in the circumstances described in the category headings of the tables, assuming that such termination was effective as of December 31, 2007. The amounts in the tables are estimates of the amounts which would be paid out to the executives in accordance with their respective employment agreements upon their termination, other than in the cases of Messrs. Quiñonez and Milner. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company. Regardless of the manner in which a Named Executive Officer’s employment terminates, he may be entitled to receive amounts earned during his term of employment. Such amounts include earned and unpaid base salary, vacation pay, and regular pension benefits (see “Pension Benefits” above).

Thomas Gutierrez. Mr. Gutierrez served as the Company’s president and chief executive officer from January 2002 until his resignation in February 2008. Mr. Gutierrez submitted his resignation on the understanding with the Company that he would receive severance and other benefits in accordance with his employment agreement as if he had been terminated by the Company other than for “cause” (as defined in his employment agreement).

Under the terms of his employment agreement, Mr. Gutierrez received a base salary of $670,000 per annum for 2006 and 2007. The Company provided him with life insurance coverage in an amount that was two and one-half times his initial base salary. If he terminated his employment other than for “good reason” (as defined in the employment agreement) or for good reason but without proper notice, he would have been entitled to his unpaid salary and benefits through his date of termination. If his employment terminated because of his death or disability, then he would have been entitled to his earned and unpaid salary through his date of termination and any payout he would have earned under the Company’s annual cash bonus plans for the fiscal year in which the termination occurs, prorated to reflect the number of days that he worked in the fiscal year. In addition, if his employment terminated because of his disability, he would have been entitled to participate in medical/dental benefit plans for 18 months (or such longer period as may be provided in the Company’s benefit plans). Since the Company terminated his employment for any other reason (other than “cause” (as defined in the employment agreement)), or if he had terminated his employment for “good reason,” he was entitled to (i) receive his base salary for two years, (ii) a payment equal to 100% of his base salary (or, if greater and three full fiscal years have been completed since the effectiveness of the agreement, 100% of his average annual bonus for the preceding three years), and (iii) participate in medical/dental benefit plans for two years (or such longer period as may be provided in the Company’s benefit plans), provided that the timing of certain payments may be delayed under Section 409A of the Code. If any such termination occurs within three months prior to or two years following certain specified change of control transactions, then the period of base salary and medical/dental benefit continuation shall be three years instead of two. If the Company had terminated his employment for “cause,” he would have been entitled only to payment of his earned and unpaid base salary for the period prior to termination.

The employment agreement also provides, with certain exceptions, that Mr. Gutierrez may not participate in any entity or engage in any activity that competes with the Company or any of its subsidiaries during his employment and for a period of two years after his employment terminates. In addition, the employment agreement imposes certain non-solicitation obligations on him during the same period of time.

The employment agreement also provides that he is entitled to participate in the SERP, described above under “Pension Plan Benefits,” which constitutes an attachment to the employment agreement.

If it is determined that any payment or benefit provided to Mr. Gutierrez by the Company or any of its subsidiaries will be subject to the excise tax imposed by Section 4999 of the Code, the employment agreement provides that the Company will make an additional lump-sum payment to Mr. Gutierrez sufficient, after giving effect to all federal, state and other taxes and charges with respect to such payment, to make Mr. Gutierrez whole for all taxes imposed under or as a result of Section 4999.

Potential Payments to Mr. Gutierrez Upon Termination or a Change of Control at December 31, 2007:

Reason for Termination	Cash Severance Payment (2)	Equity Awards (3)	Incremental Pension Benefits		Continuation of Medical/Dental Benefits	Excise Tax Gross-up	Benefits under Life Insurance Policies the Premiums for which are Paid for By the Company	Total Termination Benefits
Death	—	$428,860	—		—	—	$2,075,000	$2,503,860
Disability (1)	—	$428,860	—		$6,995	—	—	$435,855
By the Company for Cause (1)	—	$428,860	$207,818	(4)	—	—	—	$636,678
By the Company without Cause (1) and not within 3 months before or 24 months after a Change of Control (1)	$2,010,000	$428,860	$207,818	(4)	$9,327	—	—	$2,656,005
By the Company without Cause (1) and within 3 months before or 24 months after a Change of Control (1)	$2,680,000	$428,860	$207,818	(4)	$9,327	—	—	$3,326,005
By the Executive for Good Reason (1) and not within 3 months before or 24 months after a Change of Control (1)	$2,010,000	$428,860	$207,818	(4)	$9,327	—	—	$2,656,005
By the Executive for Good Reason (1) and within 3 months before or 24 months after a Change of Control (1)	$2,680,000	$428,860	$207,818	(4)	$13,990	—	—	$3,330,668
By the Executive without Good Reason (1)	—	—	$207,818	(4)	—	—	—	$207,818

(1)	As defined in Mr. Gutierrez’ Employment Agreement.
(2)	The amounts set forth under cash severance payments are payable over time as continuation of the payment of base salary or in a lump sum as described in the description of Mr. Gutierrez’ employment agreement above. To the extent that Mr. Gutierrez would be entitled to a pro-rated bonus upon termination as described above, no amount is included in this table because no payments were made to the Named Executive Officers with respect to 2007 under the Company’s 2006 Cash Incentive Bonus Plan.
(3)	As of December 31, 2007, Mr. Gutierrez held the following restricted stock unit awards:

•

a performance based restricted stock unit award with respect to 188,917 shares of common stock that was granted on May 19, 2005. This award was forfeited in connection with Mr. Gutierrez’ resignation from the Company on February 7, 2008. The following is a description of the award assuming that it was still outstanding: On the first, second, third and fourth anniversaries of May 19, 2005 a total of 25%, 50%, 75% and 100%, respectively, of the restricted stock units will be deemed to satisfy the cumulative total return vesting requirement if the cumulative total return on the Company’s common stock satisfies that year’s target, which is based upon a 13% compounded annual return rate from the Company’s initial public offering stock price on May 19, 2005, whether or not any prior year’s target was satisfied. Any restricted stock units that are deemed to satisfy a cumulative total return vesting requirement in respect of a particular year will retain that status even if the cumulative total return on the Company’s common stock subsequently decreases or does not satisfy any subsequent year’s target. On May 19, 2009, any restricted stock units that have not been deemed to satisfy the cumulative total return vesting requirement shall be forfeited. Generally, Mr. Gutierrez must continue to be employed by the Company through May 19, 2009 in order for any of the restricted stock units that have satisfied the cumulative total return vesting requirement to vest completely. If, however, his employment terminates prior to such date due to his death, disability, retirement, termination by the Company without cause or termination by him with good reason, then the restricted stock units that have been deemed to satisfy the cumulative shareholder return vesting requirement through the date of termination shall vest completely and the remainder shall be forfeited. Since no portion of this restricted stock unit had satisfied the cumulative shareholder return vesting requirement through December 31, 2007, no amount is included in the table above in respect of these awards. If a “covered transaction” (as defined in the Company’s 2005 Plan) occurs, the restricted stock units that have previously been deemed to satisfy the cumulative total return vesting requirement will vest completely and, if the Compensation Committee determines that the transaction price corresponds to a cumulative annual return that would satisfy any prior or subsequent cumulative total return targets then the restricted stock units that would have been deemed to satisfy such cumulative total return targets shall vest completely. Any other of these performance-based restricted stock units shall be forfeited unless the Compensation Committee determines otherwise.

•

a performance based restricted stock unit award with respect to 64,232 shares of common stock that was granted on March 29, 2007 that would have only vested if a performance metric based on Adjusted EBITDA, as defined in the Company’s senior credit facility as in effect on March 29, 2007 and with certain adjustments, equaled or exceeded $157 million. If the performance metric equaled or exceeded the target level specified, the restricted stock unit award would have vested on April 8, 2008, the day the Company filed its 2007 Annual Report on Form 10-K. The performance metric did not achieve the target level and the RSUs did not vest.

•

a performance based restricted stock unit award with respect to 124,685 shares of common stock that was granted on May 16, 2007. This award was forfeited in connection with Mr. Gutierrez’ resignation from the Company on February 7, 2008. The following is a description of the award assuming that it was still outstanding: On the first, second, third and fourth anniversaries of May 16, 2007 a total of 25%, 50%, 75% and 100%, respectively, of the restricted stock units will be deemed to satisfy the cumulative total return vesting requirement if the cumulative total return on the Company’s common stock satisfies that year’s target (which is based upon a 13% compounded annual growth rate from the date of grant), whether or not any prior year’s target was satisfied. Any restricted stock units that are deemed to satisfy a cumulative total return vesting requirement in respect of a particular year will retain that status even if the cumulative total return on the Company’s common stock subsequently decreases or does not satisfy any subsequent year’s target. On May 16, 2011, any restricted stock units that have not been deemed to satisfy the cumulative total return vesting requirement shall be forfeited. Generally, Mr. Gutierrez must continue to be employed by the Company through May 16, 2011 in order for any of the restricted stock units that have satisfied the cumulative total return vesting requirement to vest completely. If, however, his employment terminates prior to such date due to his death, disability, retirement, termination by the Company without cause or termination by him with good reason, then the restricted stock units that have been deemed to satisfy the cumulative shareholder return vesting requirement through the date of termination shall vest completely and the remainder shall be forfeited. Since no portion of this restricted stock unit had satisfied the cumulative shareholder return vesting requirement through December 31, 2007, no amount is included in the table above in respect of these awards. If a “covered transaction” (as defined in the Company’s 2005 Plan) occurs, the restricted stock units that have previously been deemed to satisfy the cumulative total return vesting requirement will vest completely and, if the Compensation Committee determines that the transaction price corresponds to a cumulative annual return that would satisfy any prior or subsequent cumulative total return targets then the restricted stock units that would have been deemed to satisfy such cumulative total return targets shall vest completely. Any other of these performance-based restricted stock units shall be forfeited unless the Compensation Committee determines otherwise.

•

In addition to the above performance based restricted stock unit awards, as of December 31, 2007, Mr. Gutierrez held a time based restricted stock unit award and there were 82,473 shares of common stock underlying the unvested portion of this award as of such date. Under the terms of this time based restricted stock unit award, in the event Mr. Gutierrez’ employment terminates as a result of termination by the Company, by him for good reason (as defined in his employment agreement) or as a result of a Change of Control (as defined in such award), then any unvested portion of the award shall immediately vest. The value in the table above for the vesting of this time based restricted stock unit award was calculated based upon a price per share of the Company’s common stock of $5.20, the closing price on the New York Stock Exchange on December 31, 2007. This time based restricted stock unit award vested subject to applicable tax withholding in connection with Mr. Gutierrez’ resignation from the Company on February 7, 2008.

•

In addition, Mr. Gutierrez may receive 3,388 time based restricted stock units that are contingent upon the approval by the Company’s stockholders at or before the Company’s 2008 annual meeting of stockholders of an amendment to the Company’s 2005 Equity Incentive Plan to increase the aggregate number of shares of common stock that may be delivered under or in satisfaction of awards under such plan from 2,500,000 to 5,000,000.

(4)	Represents the increase in the present value of accumulated benefit under Mr. Gutierrez’ SERP if he elects instead of the normal form of benefit under the SERP an actuarial equivalent as provided under the SERP; see the discussion of the SERP under “Pension Plans” above.

Michael O’Donnell. Mr. O’Donnell serves as the Company’s chief financial officer. As of December 31, 2007, under the terms of his employment agreement, Mr. O’Donnell receives a base salary of $375,000, which may be increased from time to time at the discretion of the Compensation Committee. Pursuant to an amendment to his employment agreement on February 11, 2008, Mr. Donnell’s base salary was increased to $415,000. The

Company provides him with life insurance coverage in an amount that is two and one-half times his initial base salary. If his employment terminates because of his death or disability, then he is entitled to his earned and unpaid salary through his date of termination and any payout he would have earned under the Company’s annual cash bonus plans for the fiscal year in which the termination occurs, prorated to reflect the number of days that he worked in the fiscal year. In addition, if his employment terminates because of disability, he is entitled to participate in medical/dental benefit plans for 18 months (or such longer period as may be provided in the Company’s benefit plans). If the Company terminates his employment for any other reason (other than “cause” (as defined in the employment agreement)), or if he terminates his employment for “good reason,” then he is entitled to (i) receive his base salary for 18 months, (ii) a payment equal to 100% (decreased to 60% pursuant to the amendment to his employment agreement) in the amendment on February 11, 2008) of his base salary (or, if greater and three full fiscal years have been completed since the effectiveness of the agreement, 100% of his average annual bonus for the preceding three years), and (iii) participate in medical/dental benefit plans for 18 months (or such longer period as may be provided in the Company’s benefit plans), provided that the timing of certain payments may be delayed under Section 409A of the Code. If any such termination occurs within three months prior to or two years following certain specified change of control transactions, then the period of base salary and medical/dental benefit continuation shall be two years instead of 18 months. If the Company terminates his employment for “cause,” he is entitled only to payment of his earned and unpaid base salary for the period prior to termination.

The employment agreement also provides, with certain exceptions, that Mr. O’Donnell may not participate in any entity or engage in any activity that competes with the Company or any of its subsidiaries during his employment and for a period of one year after his employment terminates. In addition, the employment agreement imposes certain non-solicitation obligations on him during the same period of time.

The employment agreement also provides that he is entitled to participate in the SERP, described above under “Pension Plan Benefits,” which constitutes an attachment to the employment agreement.

If it is determined that any payment or benefit provided to Mr. O’Donnell by the Company or any of its subsidiaries will be subject to the excise tax imposed by Section 4999 of the Code, the employment agreement provides that the Company will make an additional lump-sum payment to Mr. O’Donnell sufficient, after giving effect to all federal, state and other taxes and charges with respect to such payment, to make Mr. O’Donnell whole for all taxes imposed under or as a result of Section 4999.

Potential Payments to Mr. O’Donnell Upon Termination or a Change of Control at December 31, 2007, assuming the February 2008 amendment was in place at December 31, 2007 but using his base salary in effect at December 31, 2007:

Reason for Termination	Cash Severance Payment (2)	Equity Awards (3)	Incremental Pension Benefits	Continuation of Medical/Dental Benefits	Excise Tax Gross-up	Benefits under Life Insurance Policies the Premiums for which are Paid for By the Company	Total Termination Benefits
Death	—	—	—	—	—	$1,000,000	$1,000,000
Disability (1)	—	—	—	$6,995	—	—	$6,995
By the Company for Cause (1)	—	—	—	—	—	—	—
By the Company without Cause (1) and not within 3 months before or 24 months after a Change of Control (1)	$787,500	—	—	$6,995	—	—	$794,495
By the Company without Cause(1) and within 3 months before or 24 months after a Change of Control (1)	$1,125,000	—	—	$9,327	—	—	$1,134,327
By the Executive for Good Reason (1) and not within 3 months before or 24 months after a Change of Control (1)	$787,500	—	—	$6,995	—	—	$794,495
By the Executive for Good Reason (1) and within 3 months before or 24 months after a Change of Control (1)	$1,125,000	—	—	$9,327	—	—	$1,134,327
By the Executive without Good Reason (1)	—	—	—	—	—	—	—

(1)	As defined in Mr. O’Donnell’s Employment Agreement.
(2)	The amounts set forth under cash severance payments are payable over time as continuation of the payment of base salary or in a lump sum as described in the description of Mr. O’Donnell’s employment agreement above. To the extent that Mr. O’Donnell would be entitled to a pro-rated bonus upon termination as described above, no amount is included in this table because no payments were made to the Named Executive Officers with respect to 2006 under the Company’s 2006 Cash Incentive Bonus Plan.
(3)	As of December 31, 2007, Mr. O’Donnell held the following restricted stock unit awards:

•

a performance based restricted stock unit award with respect to 83,334 shares of common stock that was granted on May 19, 2005. On the first, second, third and fourth anniversaries of May 19, 2005 a total of 25%, 50%, 75% and 100%, respectively, of the restricted stock units will be deemed to satisfy the cumulative total return vesting requirement if the cumulative total return on the Company’s common stock satisfies that year’s target, which is based upon a 13% compounded annual return rate from the Company’s initial public offering stock price on May 19, 2005, whether or not any prior year’s target was satisfied. Any restricted stock units that are deemed to satisfy a cumulative total return vesting requirement in respect of a particular year will retain that status even if the cumulative total return on the Company’s common stock subsequently decreases or does not satisfy any subsequent year’s target. On May 19, 2009, any restricted stock units that have not been deemed to satisfy the cumulative total return vesting requirement shall be forfeited. Generally, Mr. O’Donnell must continue to be employed by the Company through May 19, 2009 in order for any of the restricted stock units that have satisfied the cumulative total return vesting requirement to vest completely. If, however, his employment terminates prior to such date due to his death, disability, retirement, termination by the Company without cause or termination by him with good reason, then the restricted stock units that have been deemed to satisfy the cumulative shareholder return vesting requirement through the date of termination shall vest completely and the remainder shall be forfeited. Since no portion of this restricted stock unit had satisfied the cumulative shareholder return vesting requirement through December 31, 2007, no amount is included in the table above in respect of these awards. If a “covered transaction” (as defined in the Company’s 2005 Plan) occurs, the restricted stock units that have previously been deemed to satisfy the cumulative total return vesting requirement will vest completely and, if the Compensation Committee determines that the transaction price corresponds to a cumulative annual return that would satisfy any prior or subsequent cumulative total return targets then the restricted stock units that would have been deemed to satisfy such cumulative total return targets shall vest completely. Any other of these performance-based restricted stock units shall be forfeited unless the Compensation Committee determines otherwise.

•

a performance based restricted stock unit award with respect to 28,334 shares of common stock that was granted on March 29, 2007 that would have only vested if a performance metric based on Adjusted EBITDA, as defined in the Company’s senior credit facility as in effect on March 29, 2007 and with certain adjustments, equaled or exceeded $157 million. If the performance metric equaled or exceeded the target level specified, the restricted stock unit award would have vested on April 8, 2008, the day the Company filed its 2007 Annual Report on Form 10-K. The performance metric did not achieve the target level and the RSUs did not vest.

•

a performance based restricted stock unit award with respect to 55,000 shares of common stock that was granted on May 16, 2007. On the first, second, third and fourth anniversaries of May 16, 2007 a total of 25%, 50%, 75% and 100%, respectively, of the restricted stock units will be deemed to satisfy the cumulative total return vesting requirement if the cumulative total return on the Company’s common stock satisfies that year’s target (which is based upon a 13% compounded annual growth rate from the date of grant), whether or not any prior year’s target was satisfied. Any restricted stock units that are deemed to satisfy a cumulative total return vesting requirement in respect of a particular year will retain that status even if the cumulative total return on the Company’s common stock subsequently decreases or does not satisfy any subsequent year’s target. On May 16, 2011, any restricted stock units that have not been deemed to satisfy the cumulative total return vesting requirement shall be forfeited. Generally, Mr. O’Donnell must continue to be employed by the Company through May 16, 2011 in order for any of the restricted stock units that have satisfied the cumulative total return vesting requirement to vest completely. If, however, his employment terminates prior to such date due to his death, disability, retirement, termination by the Company without cause or termination by him with good reason, then the restricted stock units that have been deemed to satisfy the cumulative shareholder return vesting requirement through the date of termination shall vest completely and the remainder shall be forfeited. Since no portion of this restricted stock unit had satisfied the cumulative shareholder return vesting requirement through December 31, 2007, no amount is included in the table above in respect of these awards. If a “covered transaction” (as defined in the Company’s 2005 Plan) occurs, the restricted stock units that have previously been deemed to satisfy the cumulative total return vesting requirement will vest completely and, if the Compensation Committee determines that the transaction price corresponds to a cumulative annual return that would satisfy any prior or subsequent cumulative total return targets then the restricted stock units that would have been deemed to satisfy such cumulative total return targets shall vest completely. Any other of these performance-based restricted stock units shall be forfeited unless the Compensation Committee determines otherwise.

Josef Mayer. Mr. Mayer serves as the Company’s Executive Vice President—Business Development. Under the terms of his employment agreement, Mr. Mayer receives a base salary of Euro 275,000 ($376,750 at an assumed exchange rate of $1.37 per Euro, the average exchange rate for 2007), which may be increased from time to time at the discretion of the Compensation Committee. The employment agreement may be terminated by either party on June 30 or December 31 of any year by giving twelve months written notice, but the Company may terminate the employment agreement for good cause without regard to such restrictions. The employment agreement also provides that the Company will provide Mr. Mayer with an automobile and pay all operating costs. In the event of Mr. Mayer’s disability or illness, the Company will pay him the difference between any disability payments he receives and his salary for up to six months. If his employment terminates because of his death, his dependents will receive his salary, payable monthly, for the month of his death and the three following months. The employment agreement imposes certain non-competition obligations during his employment and for a period of one year after his employment terminates. During the period following termination that he is subject to the non-competition obligations, he is entitled to receive 50% of his base salary during the last year of his employment, payable monthly, less any income he receives during such period. The Company may waive the post-termination non-competition clause, in which event the Company would not be required to pay the compensation in respect thereof.

Potential Payments to Mr. Mayer Upon Termination or a Change of Control at December 31, 2007:

Reason for Termination	Continuation of Salary (1)		Continuation of Use of Company Car (1)		Equity Awards (1) (4)	Continuation of Medical/Dental Benefits (1)	Total Termination Benefits (1)
Death	$125,583	(1)	—		—	—	$125,583
By the Company for good cause, as described in the employment contract	—		—		—	—	—
By the Company without good cause	$565,125	(2)	$29,002	(3)	—	—	$594,127
By the Executive	$565,125	(2)	$29,002	(3)	—	—	$594,127

(1)	Amount is converted from Euros at an assumed exchange rate of $1.37 per Euro, which represents the average exchange rate for 2007.
(2)	As described above, Mr. Mayer’s employment agreement provides in the absence of good cause for the Company, the employment agreement may be terminated by either party on June 30 or December 31 of any year by giving twelve months written notice. These amounts include the continuation of the payment of Mr. Mayer’s salary through the notice period, assuming that a termination notice is delivered on December 31, 2007, and the payment of 50% of his base salary during the one year period following the end of the notice period in respect of his post termination non-competition obligations; see “Employment Agreements” above. During the notice period, Mr. Mayer could also become entitled to receive an annual bonus under the Company’s 2006 Cash Incentive Bonus Plan. Mr. Mayer did not receive an annual bonus in 2006 or 2007, and no annual bonus is included in the estimates in the table above. As described above, he was eligible to receive a bonus with respect to 2007, if certain performance targets had been received, at a participation level set at 44.76% of his base salary and a maximum award of 89.52% of his base salary.
(3)	Represents the continuation of the use of a company car during the one year notice period described in footnote number 2 above.
(4)	As of December 31, 2007, Mr. Mayer held the following restricted stock unit awards:

•

a performance based restricted stock unit award with respect to 62,500 shares of common stock that was granted on May 19, 2005. On the first, second, third and fourth anniversaries of May 19, 2005 a total of 25%, 50%, 75% and 100%, respectively, of the restricted stock units will be deemed to satisfy the cumulative total return vesting requirement if the cumulative total return on the Company’s common stock satisfies that year’s target, which is based upon a 13% compounded annual return rate from the Company’s initial public offering stock price on May 19, 2005, whether or not any prior year’s target was satisfied. Any restricted stock units that are deemed to satisfy a cumulative total return vesting requirement in respect of a particular year will retain that status even if the cumulative total return on the Company’s common stock subsequently decreases or does not satisfy any subsequent year’s target. On May 19, 2009, any restricted stock units that have not been deemed to satisfy the cumulative total return vesting requirement shall be forfeited. Generally, Mr. Mayer must continue to be employed by the Company through May 19, 2009 in order for any of the restricted stock units that have satisfied the cumulative total return vesting requirement to vest completely. If, however, his employment terminates prior to such date due to his death, disability, retirement, termination by the Company without cause or termination by him with good reason, then the restricted stock units that have been deemed to satisfy the cumulative shareholder return vesting requirement through the date of termination shall vest completely and the remainder shall be forfeited. Since no portion of this restricted stock unit had satisfied the cumulative shareholder return vesting requirement through December 31, 2007, no amount is included in the table above in respect of these awards. If a “covered transaction” (as defined in the Company’s 2005 Plan) occurs, the restricted stock units that have previously been deemed to satisfy the cumulative total return vesting requirement will vest completely and, if the Compensation Committee determines that the transaction price corresponds to a cumulative annual return that would satisfy any prior or subsequent cumulative total return targets then the restricted stock units that would have been deemed to satisfy such cumulative total return targets shall vest completely. Any other of these performance-based restricted stock units shall be forfeited unless the Compensation Committee determines otherwise.

•

a performance based restricted stock unit award with respect to 20,000 shares of common stock that was granted on March 29, 2007 that would have only vested if a performance metric based on Adjusted EBITDA, as defined in the Company’s senior credit facility as in effect on March 29, 2007 and with certain adjustments, equaled or exceeded $157 million. If the performance metric equaled or exceeded the target level specified, the restricted stock unit award would have vested on April 8, 2008, the day the Company filed its 2007 Annual Report on Form 10-K. The performance metric did not achieve the target level and the RSUs did not vest.

•

a performance based restricted stock unit award with respect to 41,250 shares of common stock that was granted on May 16, 2007. On the first, second, third and fourth anniversaries of May 16, 2007 a total of 25%, 50%, 75% and 100%, respectively, of the restricted stock units will be deemed to satisfy the cumulative total return vesting requirement if the cumulative total return on the Company’s common stock satisfies that year’s target (which is based upon a 13% compounded annual growth rate from the date of grant), whether or not any prior year’s target was satisfied. Any restricted stock units that are deemed to satisfy a cumulative total return vesting requirement in respect of a particular year will retain that status even if the cumulative total return on the Company’s common stock subsequently decreases or does not satisfy any subsequent year’s target. On May 16, 2011, any restricted stock units that have not been deemed to satisfy the cumulative total return vesting requirement shall be forfeited. Generally, Mr. Mayer must continue to be employed by the Company through May 16, 2011 in order for any of the restricted stock units that have satisfied the cumulative total return vesting requirement to vest completely. If, however, his employment terminates prior to such date due to his death, disability, retirement, termination by the Company without cause or termination by him with good reason, then the restricted stock units that have been deemed to satisfy the cumulative shareholder return vesting requirement through the date of termination shall vest completely and the remainder shall be forfeited. Since no portion of this restricted stock unit had satisfied the cumulative shareholder return vesting requirement through December 31, 2007, no amount is included in the table above in respect of these awards. If a “covered transaction” (as defined in the Company’s 2005 Plan) occurs, the restricted stock units that have previously been deemed to satisfy the cumulative total return vesting requirement will vest completely and, if the Compensation Committee determines that the transaction price corresponds to a cumulative annual return that would satisfy any prior or subsequent cumulative total return targets then the restricted stock units that would have been deemed to satisfy such cumulative total return targets shall vest completely. Any other of these performance-based restricted stock units shall be forfeited unless the Compensation Committee determines otherwise.

Miguel Quiñonez. Mr. Quiñonez served as the Company’s President—Xerium South America until his retirement on December 31, 2007. Under the terms of his employment agreement, Mr. Quiñonez received a base salary of $340,000 for 2007. The Company provided Mr. Quiñonez with the use of a company automobile in Argentina through the end of 2007. See “Summary Compensation Table” for information with respect to the compensation for Mr. Quiñonez during 2007, including certain perquisites in connection with his retirement. Upon Mr. Quiñonez retirement, pursuant to his employment agreement he was only entitled to payment of his earned and unpaid base salary for the period prior to termination. The employment agreement also provides, with certain exceptions, that he may not participate in any entity or engage in any activity that competes with the Company or any of its subsidiaries during his employment and for a period of one year after his employment terminates. In addition, the employment agreement imposes certain non-solicitation obligations on him during the same period of time.

Actual Payments to Mr. Quiñonez Upon Termination on December 31, 2007:

Reason for Termination	Continuation of Salary Payments	Equity Awards (2)	Continuation of Medical/Dental Benefits	Benefits under Life Insurance Policies the Premiums for which are Paid for By the Company	Total Termination Benefits
By the Executive without Good Reason (1)	—	—	—	—	—

(1)	As defined in Mr. Quiñonez’ Employment Agreement.
(2)	As of December 31, 2007, Mr. Quiñonez held a performance based restricted stock unit award that was granted on March 29, 2007 that would have only vested if a performance metric based on Adjusted EBITDA, as defined in the Company’s senior credit facility as in effect on March 29, 2007 and with certain adjustments, equaled or exceeded a target level that had been specified by the Compensation Committee of the Board of Directors. If the performance metric equaled or exceeded the target level specified, the restricted stock unit award would have vested on April 8, 2008, the day the Company filed its 2007 Annual Report on Form 10-K. The performance metric did not achieve the target level and the RSUs did not vest.

Douglas Milner. Mr. Milner served as the Company’s President—Stowe Woodward Rolls Worldwide until his employment ended on February 8, 2008. Mr. Milner submitted his resignation on the understanding with the Company that he would receive severance and other benefits in accordance with his employment agreement as if he had been terminated by the Company other than for “cause” (as defined in his employment agreement).

Under the terms of his employment agreement, Mr. Milner received a base salary of $350,000 for 2007. Upon his termination, he was entitled to receive his base salary for one year and to participate in medical dental benefit plans for one year, provided that the timing of certain payments may be delayed under Section 409A of the Code. The employment agreement also provides, with certain limited exceptions, that he may not participate in any entity or engage in any activity that competes with the Company or any of its subsidiaries during his employment and for a period of one year after his employment terminates. In addition, the employment agreement imposes certain non-solicitation obligations on him during the same period of time.

If it is determined that any payment or benefit provided to Mr. Milner by the Company or any of its subsidiaries will be subject to the excise tax imposed by Section 4999 of the Code, the employment agreement provides that the Company reduce such payments and/or benefits to the extent necessary so that no portion of the payments and/or benefits will be subject to the excise tax imposed by Section 4999.

Actual Payments to Mr. Milner Upon Termination on February 8, 2008:

Reason for Termination	Continuation of Salary Payments (2)	Equity Awards(3)	Incremental Pension Benefits	Continuation of Medical/Dental Benefits	Benefits under Life Insurance Policies the Premiums for which are Paid for By the Company	Total Termination Benefits
By the Company without Cause (1) and not within 3 months before or 24 months after a Change of Control (1)	$350,000	—	—	$10,072	—	$360,072

(1)	As defined in Mr. Milner’s Employment Agreement.
(2)	The amounts set forth under “Continuation of Salary Payments” are payable over time as continuation of the payment of base salary as described in the description of Mr. Milner’s employment agreement above.

(3)	As of December 31, 2007, Mr. Milner held the following restricted stock unit awards:

•

a performance based restricted stock unit award with respect to 62,500 shares of common stock that was granted on May 19, 2005. This award was forfeited in connection with Mr. Milner’s resignation from the Company on February 8, 2008. The following is a description of the award assuming that it was still outstanding: On the first, second, third and fourth anniversaries of May 19, 2005 a total of 25%, 50%, 75% and 100%, respectively, of the restricted stock units will be deemed to satisfy the cumulative total return vesting requirement if the cumulative total return on the Company’s common stock satisfies that year’s target, which is based upon a 13% compounded annual return rate from the Company’s initial public offering stock price in May 2005, whether or not any prior year’s target was satisfied. Any restricted stock units that are deemed to satisfy a cumulative total return vesting requirement in respect of a particular year will retain that status even if the cumulative total return on the Company’s common stock subsequently decreases or does not satisfy any subsequent year’s target. On May 19, 2009, any restricted stock units that have not been deemed to satisfy the cumulative total return vesting requirement shall be forfeited. Generally, Mr. Milner must continue to be employed by the Company through May 19, 2009 in order for any of the restricted stock units that have satisfied the cumulative total return vesting requirement to vest completely. If, however, his employment terminates prior to such date due to his death, disability, retirement, termination by the Company without cause or termination by him with good reason, then the restricted stock units that have been deemed to satisfy the cumulative shareholder return vesting requirement through the date of termination shall vest completely and the remainder shall be forfeited. Since no portion of this restricted stock unit had satisfied the cumulative shareholder return vesting requirement through December 31, 2007, no amount is included in the table above in respect of these awards. If a “covered transaction” (as defined in the Company’s 2005 Plan) occurs, the restricted stock units that have previously been deemed to satisfy the cumulative total return vesting requirement will vest completely and, if the Compensation Committee determines that the transaction price corresponds to a cumulative annual return that would satisfy any prior or subsequent cumulative total return targets then the restricted stock units that would have been deemed to satisfy such cumulative total return targets shall vest completely. Any other of these performance-based restricted stock units shall be forfeited unless the Compensation Committee determines otherwise.

•

a performance based restricted stock unit award with respect to 21,250 shares of common stock that was granted on March 29, 2007 that would have only vested if a performance metric based on Adjusted EBITDA, as defined in the Company’s senior credit facility as in effect on March 29, 2007 and with certain adjustments, equaled or exceeded $157 million. If the performance metric equaled or exceeded the target level specified, the restricted stock unit award would have vested on April 8, 2008, the day the Company filed its 2007 Annual Report on Form 10-K. The performance metric did not achieve the target level and the RSUs did not vest.

•

a performance based restricted stock unit award with respect to 41,250 shares of common stock that was granted on May 16, 2007. This award was forfeited in connection with Mr. Milner’s resignation from the Company on February 8, 2008. The following is a description of the award assuming that it was still outstanding: On the first, second, third and fourth anniversaries of May 16, 2007 a total of 25%, 50%, 75% and 100%, respectively, of the restricted stock units will be deemed to satisfy the cumulative total return vesting requirement if the cumulative total return on the Company’s common stock satisfies that year’s target (which is based upon a 13% compounded annual growth rate from the date of grant), whether or not any prior year’s target was satisfied. Any restricted stock units that are deemed to satisfy a cumulative total return vesting requirement in respect of a particular year will retain that status even if the cumulative total return on the Company’s common stock subsequently decreases or does not satisfy any subsequent year’s target. On May 16, 2011, any restricted stock units that have not been deemed to satisfy the cumulative total return vesting requirement shall be forfeited. Generally, Mr. Milner must continue to be employed by the Company through May 16, 2011 in order for any of the restricted stock units that have satisfied the cumulative total return vesting requirement to vest completely. If, however, his employment terminates prior to such date due to his death, disability, retirement, termination by the Company without cause or termination by him with good reason, then the restricted stock units that have been deemed to satisfy the cumulative shareholder return vesting requirement through the date of termination shall vest completely and the remainder shall be forfeited. Since no portion of this restricted stock unit had satisfied the cumulative shareholder return vesting requirement through December 31, 2007, no amount is included in the table above in respect of these awards. If a “covered transaction” (as defined in the Company’s 2005 Plan) occurs, the restricted stock units that have previously been deemed to satisfy the cumulative total return vesting requirement will vest completely and, if the Compensation Committee determines that the transaction price corresponds to a cumulative annual return that would satisfy any prior or subsequent cumulative total return targets then the restricted stock units that would have been deemed to satisfy such cumulative total return targets shall vest completely. Any other of these performance-based restricted stock units shall be forfeited unless the Compensation Committee determines otherwise.

•

In addition, Mr. Milner may receive 1,083 time based restricted stock units that are contingent upon the approval by the Company’s stockholders at or before the Company’s 2008 annual meeting of stockholders of an amendment to the Company’s 2005 Equity Incentive Plan to increase the aggregate number of shares of common stock that may be delivered under or in satisfaction of awards under such plan from 2,500,000 to 5,000,000.

COMPENSATION OF DIRECTORS

Cash Compensation

For 2007, the annual rate of cash compensation for non-management directors was $30,000 and $1,500 per director per meeting for attending meetings of the Board or any committee of the Board in person ($500 for attending meetings that last longer than one hour by telephone). One executive session of non-management directors not held in connection with a Board meeting was treated as a meeting of the Board for director compensation purposes. The chairman of the Board and the chairman of the Audit Committee also each received additional cash compensation at an annual rate of $10,000 per year, and the chairman of the Compensation Committee and the chairman of the Nominating and Corporate Governance Committee each received initial additional cash compensation at an annual rate of $5,000 per year. Directors were also reimbursed for out-of-pocket expenses for attending Board and committee meetings.

Equity-Based Compensation

At the recommendation of the Nominating and Corporate Governance Committee, the Board granted 2,500 restricted stock units to each non-employee director in 2007 under the 2005 Equity Incentive Plan.

Employee directors do not receive additional compensation for service on the Board or its committees. The Nominating and Corporate Governance Committee reviews and makes recommendations to the Board regarding the compensation of directors. The Board approves the compensation of directors. In 2007, the Company engaged Watson Wyatt Worldwide, Inc., a compensation consulting firm, at the request of Nominating and Corporate Governance Committee to conduct an annual review of its cash and equity compensation program for non-employee directors in order to assist the Board in establishing non-employee director compensation for 2007.

The following table sets forth information for the compensation earned by the Company’s current non-employee directors for their service on the Company’s Board and committees of the Board during the fiscal year ended December 31, 2007.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John S. Thompson	$78,500	$19,250	—	—	—	—	$97,750
Donald P. Aiken	$69,500	$19,250	—	—	—	—	$88,750
Michael Phillips	$38,000	$19,250	—	—	—	—	$57,250
Edward Paquette	$62,000	$19,250	—	—	—	—	$81,250
John Saunders	$66,000	$19,250	—	—	—	—	$85,250

(1)

The amounts in this column reflect the dollar amount recognized as expense for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with FAS 123(R), in connection with a grant 2,500 restricted stock units on June 18, 2007. Each restricted stock unit corresponds to one share of the Company’s common stock. Upon the termination of the director’s service on the Company’s Board, such director will receive the number of shares of common stock that equals the number of restricted stock units the director has earned. Assumptions used in the calculation of these amounts are included in note 14 to the Company’s audited financial statements for the fiscal year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange

Commission on or April 8, 2008. This stock award and all prior stock awards are fully vested in that they are not subject to forfeiture. The amounts set forth may be more or less than the value ultimately realized by the non-employee director based upon, among other things, the value of the Company’s Common Stock at the time of vesting of the stock awards. Dividends are paid on these restricted stock unit awards, and restricted stock unit awards granted to the non-employee directors in 2006 and 2007, at the same rate as dividends on the Company’s common stock (if any), but only in the form of additional restricted stock units. An aggregate of 561.65 of such additional restricted stock units were credited to each non-employee director in 2007. In accordance with FAS 123(R), no additional expense was reported on the Company’s financial statements for 2007 in respect of such additional restricted stock units relating to dividend payments and, accordingly, they are not reflected in the table above.

Compensation Committee Interlocks And Insider Participation

During 2007, none of the Company’s executive officers served as: (i) a member of the Compensation Committee (or other Board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served on the Compensation Committee; (ii) a director of another entity, one of whose executive officers served on the Compensation Committee; or (iii) a member of the Compensation Committee (or other Board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served as a director of the Company. No current or former officers or employees of the Company serve on the Compensation Committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K/A with management, and based upon such review of and discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A for the fiscal year ended December 31, 2007 for filing with the SEC.

The foregoing report is provided by the following directors, who constitute the Compensation Committee:

Mr. Donald P. Aiken, Chairman

Mr. John S. Thompson

Mr. John Saunders

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance Under Equity Compensation Plans

Reference is made to “Securities Authorized for Issuance Under Equity Compensation Plans” in Part I, Item 5 of the Annual Report on Form 10-K filed on April 8, 2008.

Securities Ownership Of Certain Beneficial Owners And Management

The following table sets forth the amount of common stock of the Company beneficially owned, directly or indirectly, as of April 1, 2008, by (i) based on information filed with the Securities and Exchange Commission, each person known by the Company to beneficially own more than 5% of the Company’s common stock; (ii) each member of the Board; (iii) each of the Company’s Named Executive Officers (provided that in the case of Messrs. Gutierrez, Quiñonez and Milner, who were no longer employees of the Company as of April 1, 2008, the data below is based upon information available to the Company); and (iv) all members of the Board and all of the Company’s executive officers as a group, and the percentage of the common stock outstanding represented by each such amount. As of April 1, 2008, the total number of shares of the Company’s common stock outstanding was 46,088,662. Except as indicated in the footnotes to the table, each person has sole voting and investment power with respect to all shares indicated as beneficially owned by such person. Except as indicated in the footnotes to this table, the address for each person listed below is c/o Xerium Technologies, Inc., 14101 Capital Blvd, Suite 201,Youngsville, NC 27596.

	Common Stock, par value $0.01 per share
Name of Beneficial Owner	Number	Percent
Apax Europe IV GP Co. Ltd. (1)	25,043,764	54.3%
Brandywine Global Investment Management, LLC (2)	1,788,213	3.9%
Stephen Light	—	*
Thomas Gutierrez (3)	152,683	*
Michael O’Donnell	126,341	*
Miguel Quiñonez	—	*
Josef Mayer	15,000	*
Douglas Milner	45,639	*
Donald P. Aiken (4)	48,062	*
Edward Paquette (4)	8,505	*
Michael Phillips (5)	25,052,269	54.3%
John B. Saunders (4)	8,505	*
John S. Thompson (4)	8,505	*
All directors and executive officers as a group (14 people) (6)	25,370,177	55.0%

(*)	Less than 1%.
(1)	Apax Europe IV GP Co. Ltd.’s address is 13 – 15 Victoria Road, St Peter Port, Guernsey, Channel Islands GY1 3ZD. Includes 24,963,243.53 shares held by Apax WW Nominees Ltd. and 80,520.58 shares held by Apax-Xerium APIA L.P. Apax Europe IV GP Co. Ltd. is the managing general partner of Apax Europe IV GP L.P. Apax Europe IV GP LP is the managing general partner of Apax Europe IV-A, L.P. and of Apax-Xerium APIA LP. Apax WW Nominees Ltd. holds shares in the Company as custodian and on behalf of Apax Europe IV-A, L.P.
(2)	Brandywine Global Investment Management, LLC’s address is 2929 Arch St., 8th Floor, Philadelphia, PA 19104.
(3)	Includes 20,003 shares held by Mr. Gutierrez’ wife
(4)	Includes 8,505 shares of common stock (not including shares in respect of future dividend payments of the Company on its common stock) that will be paid to the non-management director upon the termination of the director’s service on the Board in respect of outstanding restricted stock units earned as part of the director’s compensation for service on the Board.
(5)	Mr. Phillips’ business address is c/o Apax Partners Beteiligungsberatung GmbH, Possartstraße 11, D- 81679, München, Germany. Includes 8,505 shares of common stock (not including shares in respect of future dividend payments of the Company on its common stock) that will be paid to Mr. Phillips upon the termination of his service on the Board of Directors in respect of outstanding restricted stock units earned as part of the director’s compensation for service on the Board and 25,043,764 shares of common stock described in note 1 above. Mr. Phillips is a manager of Apax Partners Beteiligungsberatung GmbH, an entity indirectly advising Apax Europe IV GP, L.P., of which Apax Europe IV GP Co. Ltd. is the managing general partner. Mr. Phillips disclaims beneficial ownership of the securities described in note 1 above except to the extent of his pecuniary interest therein.
(6)	Includes (i) an aggregate of 8,505 shares of common stock (not including shares in respect of future dividend payments of the Company on its common stock) that will be paid to each of the non-management directors upon the termination of his service on the Board in respect of outstanding restricted stock units earned as part of the directors’ compensation for service on the Board; (ii) 25,043,764 shares of common stock beneficially owned by Apax Europe IV GP Co. Ltd.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships And Related Transactions

The Company reviews all relationships and transactions in which the Company and its directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. The Company obtains information from the directors and executive officers with respect to related person transactions in order to determine, based on the facts and circumstances, whether the Company or a related party has a direct or indirect material interest in the transaction. If the determination is made that a related party has a material interest in any Company transaction, these transactions are disclosed in the Company’s proxy statement as required under the rules and regulations of the Securities and Exchange Commission. In addition, in March, 2007, the Board of Directors adopted a written policy that calls for the Audit Committee to review and approve related party transactions occurring after the date of adoption of that policy other than:

•	a transaction involving the compensation of directors (which are subject to the procedures for review and approval established in the charter of the Nominating and Governance Committee);

•

a transaction involving compensation of an executive officer or involving an employment agreement, severance arrangement, change in control provision or supplemental benefit of an executive officer (which are subject to the procedures for review and approval established in the charter of the Compensation Committee);

•	a transaction available to all employees generally or to all salaried employees generally;

•	a transaction with a related party involving less than $120,000; and

•

a transaction in which the interest of the related party arises solely from the ownership of a class of the Company’s equity securities and all holders of that class receive the same benefit on a pro rata basis.

The policy calls for the Audit Committee to consider:

•	the nature of the related party’s interest in the transaction;

•	the material terms of the transaction, including, without limitation, the amount and type of transaction;

•	the significance of the transaction to the related party;

•	the significance of the transaction to the Company;

•	whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the Company;

•	whether the transaction is fair to the Company; and

•	any other matters the Audit Committee deems appropriate.

In accordance with the policy, any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote respecting approval of the transaction, provided, however, that such director may be counted in determining the presence of a quorum at a meeting of the Audit Committee that considers the transaction.

Letter Agreement Regarding Dividends

On December 22, 2006, the Company entered into a letter agreement with Apax WW Nominees Ltd. and Apax-Xerium APIA L.P. (collectively the “Apax Entities”) regarding dividend reinvestment.

As of December 21, 2006 the Apax Entities held in the aggregate 22,897,712 shares of common stock of the Company. Michael Phillips, a member of the Board of Directors of the Company, is a manager of Apax Partners

Beteiligungsberatung GmbH, an entity indirectly advising Apax Europe IV GP, L.P., of which Apax Europe IV GP Co. Ltd. is the managing general partner. Apax Europe IV GP, L.P. is the managing general partner of Apax Europe IV-A, L.P. and of Apax-Xerium APIA L.P. Apax WW Nominees Ltd. holds shares in the Company as custodian and on behalf of Apax Europe IV-A, L.P. Mr. Phillips disclaims beneficial ownership of the securities held by the Apax Entities except to the extent of his pecuniary interest therein. Under the letter agreement, the Apax Entities agree that upon the establishment of a dividend reinvestment plan, in accordance with and pursuant to the terms of such plan the Apax Entities will reinvest at a minimum the Calculated Portion (as defined below) of all of the cash dividends received by them on or prior to December 31, 2007 in respect of the common stock of the Company held by them. The Calculated Portion is defined as, in the case of a particular cash dividend declaration of the Company, the lesser of (i) such percentage that would cause the percentage of aggregate cash dividends to be paid on the Company’s common stock with respect to a particular cash dividend declaration that are reinvested in the common stock of the Company through the dividend reinvestment plan to be at least 50% and (ii) 100% of the cash dividends received by the Apax Entities.

The letter agreement further provides that on or before December 31, 2007, the Apax Entities will not transfer any shares of common stock of the Company held by them unless, prior to the transfer, the transferee agrees in writing with the Company to be bound by the terms of the letter agreement with respect to the shares transferred. In addition, the letter agreement sets forth certain terms with respect to shares acquired by the Apax Entities under the dividend reinvestment plan relating to the Registration Rights Agreement, dated as of May 19, 2005, by and among the Company and the other parties thereto.

The letter agreement was considered and approved by the Board of Directors. The letter agreement was entered into before the Board of Directors adopted the policy described above for the review of related party transactions by the Audit Committee and was not presented to the Audit Committee of the Board of Directors for approval.

On May 2, 2007, pursuant to an amendment to the December 22, 2006 letter agreement, the Apax entities committed to participate in the plan through December 31, 2008. The Audit Committee approved the amendment in accordance with the policy regarding related parties described above.

The Company adopted a dividend reinvestment plan on February 20, 2007. Under the Dividend Reinvestment Plan, registered shareholders may elect to receive all or part of the dividends on their shares of common stock in additional shares of common stock. The Dividend Reinvestment Plan is administered by American Stock Transfer & Trust Company. Pursuant to the Dividend Reinvestment Plan, in 2007 the Apax Entities reinvested approximately $13.1 million in common stock of the Company.

On March 18, 2008, the Company announced that it does not expect to pay cash dividends on its common stock for the foreseeable future.

Director Independence

The Board has adopted Corporate Governance Guidelines that include standards for the independence of directors in accordance with the rules and regulations of the NYSE. The standards for the independence of directors included in the Corporate Governance Guidelines available on the Company’s website at www.xerium.com, or by requesting a copy from Investor Relations, Xerium Technologies, Inc., One Technology Drive, Westborough Technology Park, Westborough, Massachusetts 01581. Using the standards set forth in the Corporate Governance Guidelines, the Board has determined that each of Messrs. Aiken, Paquette, Phillips, Thompson and Saunders is independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows information about fees paid by the Company to Ernst & Young LLP.

	2007	2006
Audit fees (a)	$2,875,518	$3,458,119
Audit-related fees (b)	82,000	45,200
Tax fees (c)	105,110	469,706
All other fees (d)	—	9,712

Total fees	$3,062,628	$3,982,737

(a)	Audit fees were for professional services rendered for the audits of the consolidated financial statements of the Company (including services in connection with rendering an opinion under Section 404 of the Sarbanes-Oxley Act of 2002), foreign statutory audit fees, attest services, reviews of quarterly results, consents and assistance with and review of documents filed with the SEC, comfort letters and related out-of-pocket expenses.
(b)	Audit-related fees were for employee benefit plan compliance and technical, financial reporting and compliance services that are reasonably related to the performance of the audit or review of the Company’s financial statements and that are not included under the heading “Audit fees.”
(c)	Tax fees include tax compliance, tax planning and tax advice.
(d)	All other fees include services related to inter-company mergers involving subsidiaries of the Company.

The Audit Committee is responsible for pre-approving all audit and non-audit services rendered by Ernst & Young LLP. The Audit Committee has adopted a policy which sets forth procedures and conditions pursuant which services proposed to be performed by the independent registered public accounting firm may be pre-approved. Under the policy, unless the Audit Committee states a different term, the term of any pre-approval extends from the date of the pre-approval until the next meeting of the Audit Committee at which it reviews all outstanding pre-approvals and renews, modifies and/or discontinues each such pre-approval. The Audit Committee has delegated certain pre-approval to its chairman, currently Mr. Paquette. Any services pre-approved by the Chairman are to be reported to the Audit Committee at its next general meeting. Any proposed services exceeding pre-approved cost levels or with scope greater than that which is pre-approved requires specific approval by the Audit Committee in advance of the provision of the service. The Audit Committee pre-approved all audit and non-audit services rendered by Ernst & Young LLP for the fiscal years ended December 31, 2007 and December 31, 2006.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Youngsville, North Carolina, on April 28, 2008.

XERIUM TECHNOLOGIES, INC.

By:	/s/ STEPHEN R. LIGHT
Stephen R. Light President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities on April 28, 2008.

Signature	Title

/s/ STEPHEN R. LIGHT Stephen R. Light	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ MICHAEL O’ DONNELL Michael O’Donnell	Chief Financial Officer and Director (Principal Financial and Accounting Officer)

/s/ DONALD P. AIKEN Donald P. Aiken	Director

/s/ MICHAEL PHILLIPS Michael Phillips	Director

/s/ JOHN S. THOMPSON John S. Thompson	Director

/s/ EDWARD PAQUETTE Edward Paquette	Director

/s/ JOHN SAUNDERS John Saunders	Director

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of Xerium Technologies, Inc.

3.2(1)	Amended and Restated By-Laws of Xerium Technologies, Inc.

4.1(1)	Registration Rights Agreement by and among Xerium Technologies, Inc. and certain of its investors.

4.2(2)	Form of Stock Certificate for Common Stock, incorporated by reference to Exhibit 4.2 to Xerium Technologies, Inc.’s Registration Statement on Form S-1/A filed on May 3, 2005, Registration Number 333-114703.

4.3(9)	Dividend Reinvestment Plan, incorporated by reference to 8-K filed February 20, 2007.

10.1(1)	Credit Agreement, dated as of May 18, 2005 among Xerium Technologies, Inc. and certain financial institutions as the Lenders.

10.2(1)+	Employment Agreement with Thomas Gutierrez.

10.3(1)+	Employment Agreement with Michael O’Donnell.

10.4(1)+	Employment Agreement with Josef Mayer and supplemental Agreement.

10.5(1)+	Employment Agreement with Miguel Quiñonez.

10.6(1)+	Employment Agreement with Douglas Milner.

10.7(1)+	2005 Equity Incentive Plan.

10.8(4)+	Xerium Technologies, Inc. 2006 Cash Incentive Bonus Plan.

10.9(2)+	Form of 2005 Performance-Based Restricted Stock Units Agreement for Executive Officers.

10.10(2)+	Form of 2005 Time-Based Restricted Stock Units Agreement for Executive Officers.

10.11(2)+	Form of Restricted Stock Units Agreement for Directors.

10.12(3)	Amendment No. 1 to Credit Agreement, dated as of February 8, 2006, among Xerium Technologies, Inc. and certain financial institutions as the Lenders.

10.13(4)+	Form of 2007 Corporate Award for Executive Officers under the Xerium Technologies, Inc. 2006 Cash Incentive Bonus Plan.

10.14(5)+	Supplemental Agreement No. 3 to Managing Director Service Contract between Xerium Germany Holding GmbH and Josef Mayer dated July 26, 2006.

10.15(6)+	Amended and Restated Service Contract with John Badrinas.

10.16(7)	Amendment No. 2 to Credit Agreement, dated as of December 22, 2006, among Xerium Technologies, Inc. and certain financial institutions as the Lenders.

10.17(8)	Letter Agreement, dated as of December 22, 2006, by and among Xerium Technologies, Inc., Apax WWW Nominees Ltd. AE4, Apax WW Nominees Ltd. and Apax Xerium APIA LP.

10.18(11)+	Form of Performance Based Restricted Stock Units Agreement (based upon a 2007 performance metric) under the 2005 Equity Incentive Plan.

10.19(12)	Amendment No. 3 to Credit Agreement, dated as of May 2, 2007, among Xerium Technologies, Inc. and certain financial institutions as the Lenders.

10.20(13)	Letter Agreement, dated as of May 2, 2007, by and among Xerium Technologies, Inc., Apax WWW Nominees Ltd. AE4, Apax WW Nominees Ltd. and Apax Xerium APIA LP.

10.21(14)+	Form of 2007 Shareholder Return Based Restricted Stock Units Agreement under the 2005 Equity Incentive Plan.

10.22(15)+	Form of 2008 Shareholder Return Based Restricted Stock Units Agreement under the 2005 Equity Incentive Plan.

Exhibit Number	Description of Exhibit
10.23(16)+	Form of 2008 Time-Based Restricted Stock Units Agreement under the 2005 Equity Incentive Plan.

10.24(17)+	Employment Agreement with Stephen R. Light.

10.25(18)+	Amendment No. 1 to Employment Agreement between Xerium Technologies, Inc. and Michael O’Donnell dated February 11, 2008.

10.26(19)+	Amendment No. 1 to Employment Agreement with Stephen R. Light.

10.27(19)+	2008 Time-Based Restricted Stock Units Agreement with Stephen R. Light.

10.28(19)+	Amended and Restated Service Contract with Peter Williamson.

10.29(19)+	Description of Compensation for Non-Management Directors.

10.30(19)	Amendment No. 4 and Waiver to Credit Agreement, dated as of April 8, 2008, among Xerium Technologies, Inc. and certain financial institutions as the Lenders.

21.1(19)	Subsidiaries of the Registrant.

23.1 (19)	Consent of Ernst & Young LLP to Xerium Technologies, Inc.

31.1(19)	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(19)	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3(10)	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4(10)	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(19)	Certification Statement of Chief Executive Officer pursuant to Section 306 of the Sarbanes-Oxley Act of 2002.

32.2(19)	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2005 filed on June 23, 2005.
(2)	Incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1/A filed on May 3, 2005, Registration Number 333-114703.
(3)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2006, and incorporated herein by reference.
(4)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 30, 2007, and incorporated herein by reference.
(5)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 27, 2006, and incorporated herein by reference.
(6)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2007, and incorporated herein by reference.
(7)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2006, and incorporated herein by reference.
(8)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 22, 2006, and incorporated herein by reference.
(9)	Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on February 20, 2007, and incorporated herein by reference.
(10)	Filed herewith.
(11)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 30, 2007, and incorporated herein by reference.

(12)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 2, 2007, and incorporated herein by reference.
(13)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 2, 2007, and incorporated herein by reference.
(14)	Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 2, 2007, and incorporated herein by reference.
(15)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2008, and incorporated herein by reference.
(16)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 7, 2008, and incorporated herein by reference.
(17)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 12, 2008, and incorporated herein by reference.
(18)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 12, 2008, and incorporated herein by reference.
(19)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on April 8, 2008.
+	Management contract or compensatory arrangement or plan.