Form 10-Q
period 2008-03-31
XERIUM TECHNOLOGIES INC
filed 2008-05-08
CIK 1287151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of May 6, 2008 was 46,088,662.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Xerium Technologies, Inc.

Condensed Consolidated Balance Sheets – (Unaudited)

(dollars in thousands, except per share data)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$31,020	$24,218
Accounts receivable (net of allowance for doubtful accounts of $5,260 at March 31, 2008 and $5,367 at December 31, 2007)	111,561	113,256
Inventories	118,658	113,136
Prepaid expenses	5,276	6,287
Other current assets	31,165	29,441

Total current assets	297,680	286,338
Property and equipment, net	438,664	421,470
Goodwill	166,261	159,892
Intangible assets	16,268	17,381
Other assets	6,568	6,360

Total assets	$925,441	$891,441

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable	$1,026	$1,676
Accounts payable	48,699	44,842
Accrued expenses	81,348	61,070
Current maturities of long-term debt	7,244	19,253
Long-term debt classified as current	658,815	641,179

Total current liabilities	797,132	768,020
Long-term debt, net of current maturities and long-term debt classified as current	4,882	4,693
Deferred and long term taxes	23,223	23,114
Pension, other postretirement and postemployment obligations	93,287	90,749
Other long-term liabilities	6,518	5,917
Commitments and contingencies
Stockholders’ equity (deficit)
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares outstanding as of March 31, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 46,088,662 and 46,028,003 shares outstanding as of March 31, 2008 and December 31, 2007, respectively	461	460
Paid-in capital	216,721	216,360
Accumulated deficit	(250,220)	(245,511)
Accumulated other comprehensive income	33,437	27,639

Total stockholders’ equity (deficit)	399	(1,052)

Total liabilities and stockholders’ equity (deficit)	$925,441	$891,441

See accompanying notes.

Xerium Technologies, Inc.

Condensed Consolidated Statements of Operations – (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Net sales	$158,987	$143,958
Costs and expenses:
Cost of products sold	95,655	83,180
Selling	20,465	19,453
General and administrative	18,690	17,613
Restructuring and impairments	532	4,133
Research and development	3,003	2,554

	138,345	126,933

Income from operations	20,642	17,025
Interest expense	(25,415)	(12,434)
Interest income	194	247
Foreign exchange gain (loss)	3,509	(396)

Income (loss) before provision for income taxes	(1,070)	4,442
Provision for income taxes	3,639	1,401

Net income (loss)	$(4,709)	$3,041

Net income (loss) per share:
Basic	$(0.10)	$0.07

Diluted	$(0.10)	$0.07

Shares used in computing net income (loss) per share:
Basic	46,048,667	43,912,491

Diluted	46,048,667	44,076,366

Dividends per common share:	$—	$0.225

See accompanying notes.

Xerium Technologies, Inc.

Condensed Consolidated Statements of Cash Flows – (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net income (loss)	$(4,709)	$3,041
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	471	535
Depreciation	10,889	9,888
Amortization of intangibles	1,114	1,111
Deferred financing cost amortization	1,095	918
Unrealized foreign exchange (gain) loss on revaluation of debt	(1,985)	19
Deferred taxes	(761)	(1,123)
Asset impairment	—	389
(Gain) loss on disposition of property and equipment	—	78
Change in the fair value of interest rate swaps	12,156	1,563
Change in assets and liabilities which provided (used) cash:
Accounts receivable	5,608	6,811
Inventories	(537)	(5,815)
Prepaid expenses	1,317	(2,219)
Other current assets	(2,170)	1,639
Accounts payable and accrued expenses	7,547	(2,848)
Deferred and other long term liabilities	(261)	1,267

Net cash provided by operating activities	29,774	15,254

Investing activities
Capital expenditures, gross	(12,103)	(7,101)
Proceeds from disposals of property and equipment	33	64
Payment for acquisitions, net of cash acquired	(66)	—
Other	—	95

Net cash used in investing activities	(12,136)	(6,942)

Financing activities
Net decrease in borrowings (maturities of 90 days or less)	(837)	(327)
Proceeds from borrowings (maturities longer than 90 days)	—	2,494
Principal payments on debt	(11,204)	(5,722)
Cash dividends on common stock	—	(4,700)
Other	(108)	—

Net cash used in financing activities	(12,149)	(8,255)

Effect of exchange rate changes on cash flows	1,313	845

Net increase (decrease) in cash	6,802	902
Cash and cash equivalents at beginning of period	24,218	16,816

Cash and cash equivalents at end of period	$31,020	$17,718

Supplemental schedule of noncash financing activities:
Common stock issued in lieu of cash dividends pursuant to the Dividend Reinvestment Plan	$—	$5,152

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

2. Going Concern and Basis of Presentation

(a) Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which is contingent upon, among other things, the Company’s ability to comply with all debt covenants under its existing senior credit facility. While the Company was in compliance with the financial covenants under its senior credit facility at December 31, 2007 and expects that it would generate cash flow from operations sufficient to service the debt under the senior credit facility prior to the stated maturity of the debt if there is not otherwise an event of default under the debt, the Company was not in compliance with certain financial covenants for the period ended March 31, 2008. Failing to meet a financial covenant under the senior credit facility constitutes an event of default, upon which the lenders could accelerate the debt under the senior credit facility, causing it to become due and payable.

As a result, the accompanying balance sheet as of March 31, 2008 and December 31, 2007 includes a reclassification of $658,815 and $641,179, respectively, to reflect as current the long-term debt under the senior credit facility that was in default. Additionally, because this debt is potentially payable prior to the expiration of the underlying interest rate swaps, hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”) was no longer applicable for these interest rate swaps and the mark to market decrease in their fair value of $12,156 and $1,931 was recorded as non-cash charges to interest expense during the first quarter of 2008 and the fourth quarter of 2007, respectively.

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

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

2. Going Concern and Basis of Presentation—(continued)

(a) Going Concern—(continued)

•

not (i) create any new subsidiaries or enter into any transaction of merger or consolidation, or liquidate, wind-up or dissolve the Company or any subsidiary, (ii) other than with limited exceptions, convey, sell, lease, sub-lease, transfer or otherwise dispose of any of the Company’s business or assets, unless all of the net proceeds of such disposal are applied to prepay debt under the credit facility or (iii) acquire all or a substantial part of the business or assets of, or capital stock or other evidence of beneficial ownership of, any person or any unit or division thereof, other than the acquisition and sale of inventory in the ordinary course of business.

The waiver agreement also amends the Company’s credit facility to prohibit the payment of dividends.

The Company is in discussions with its lenders to amend its credit facility although no assurances can be given that the Company will successfully amend the credit facility, or amend covenants in a manner sufficient to adequately reduce the risk of default. In connection with any such amendments, the lenders are likely to condition agreement on substantial increases in the fees and interest rate payable under the credit facility.

(b) Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements at March 31, 2008 and for the three months ended March 31, 2008 and 2007 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2007 as reported on Form 10-K.

Effective January 1, 2008, the Company changed the functional currency of one of its subsidiaries from the British Pound to the Euro. Significant changes in economic facts and circumstances supported this change in functional currency. The change in functional currency is applied on a prospective basis.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

3. Accounting Policies

Derivatives and Hedging

SFAS No. 133 requires companies to record derivatives on their balance sheets as either assets or liabilities measured at their fair value. All changes in the fair value of derivatives are recognized currently in earnings unless specific hedge criteria are met, which requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) for its derivative assets and liabilities, which are measured at fair value on a recurring basis, determined by using observable inputs (Level 2) of the fair value hierarchy prescribed by SFAS No. 157. The adoption of SFAS No. 157 for its derivative assets and liabilities did not have a material impact on the Company’s fair value measurements. The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2008 and are categorized using three levels of fair value hierarchy.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observables Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives	$6,104	$—	$6,104	$—

Total	$6,104	$—	$6,104	$—

Liabilities
Derivatives	$(15,154)	$—	$(15,154)	$—

Total	$(15,154)	$—	$(15,154)	$—

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

(i) Cash Flow Hedges

The Company had mark to market non-cash charges to interest expense of $12,156 and $1,563 during the three months ended March 31, 2008 and 2007, respectively.

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

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

3. Accounting Policies—(continued)

Derivatives and Hedging—(continued)

Although these interest rate swaps were subject to mark to market accounting through earnings, they were to have effectively fixed, from a cash flow hedge perspective, the interest rate on approximately 86% of the term loan portion of the credit facility through June 30, 2008. On November 16, 2007, the Company settled these interest rate swaps in consideration for their cash value of $5,600 and entered into new interest rate swap arrangements. The interest rate swaps entered into in November 2007 initially qualified for hedge accounting under SFAS No. 133. As a result of the financial covenant non-compliance for the period ended March 31, 2008 as discussed in Note 2, the Company classified as current on its balance sheet as of March 31, 2008 and December 31, 2007 $658,815 and $641,179 of the long-term debt, respectively, under its senior credit facility. Accordingly, because this debt is potentially payable prior to the expiration of the underlying interest rate swaps, hedge accounting under SFAS No. 133 was no longer applicable for these interest rate swaps and the mark to market decrease in their fair value of $12,156 and $1,931 was recorded as non-cash charges to interest expense in the first quarter of 2008 and the fourth quarter of 2007. The new interest rate swaps effectively fix the interest rate on approximately 85% of the term loan portion of the Company’s credit facility through 2010. As of March 31, 2008, the weighted average interest rate on the effectively fixed portion of the term loan facility was 7.0% and the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 6.31%. The fair value of the interest rate derivative contracts was a liability of $14,087 at March 31, 2008 which was included in accrued expenses. The fair value at December 31, 2007 was a net liability of $1,931 (of which $2,937 was included in accrued expenses, partially offset by $1,006 that was included in other current assets).

The Company, from time to time, enters into forward exchange contracts to fix currencies at specified rates based on expected future cash flows to protect against the fluctuations in cash flows resulting from sales denominated in foreign currency over the next year. The value of these contracts is recognized at fair value based on market exchange forward rates. The fair value of these contracts amounted to an asset of $467 and $417 at March 31, 2008 and December 31, 2007, respectively. The change in fair value of these contracts is included in foreign exchange gain/(loss).

(ii) Fair Value Hedges

The Company is subject to exposure from fluctuations in foreign currencies. To manage this exposure, the Company uses foreign exchange forward contracts. The value of these contracts is recognized at fair value based on forward market exchange rates and the change in the fair value of these contracts is included in foreign exchange gain/(loss). Fair value hedges amounted to a net asset of $4,570 at March 31, 2008 (of which $5,637 is included in other current assets and $1,067 in accrued expenses. As of December 31, 2007, fair value hedges amounted to a net asset of $3,203 (of which $3,321 was included in other current assets and $118 in accrued expenses).

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

The Company performs an annual test for goodwill impairment as of December 31st at the business segment level, or earlier if indicators of impairment exist. The Company has two business segments: clothing and roll covers. For the purpose of performing the annual impairment test, the Company allocates all shared assets and liabilities to the business segments based on the percentage of each segment’s revenue to total revenue. Shared operating expenses are allocated to the business segments to the extent necessary to allow them to operate as independent businesses. To determine if impairment exists, the fair value of each business segment is compared to its carrying value. The fair value of the Company’s segments was determined by using a weighted combination of both a market multiple approach and an income approach. The market multiple approach utilizes the Company’s proprietary information that is used to value its business segments. The income approach is a present value technique used to measure the fair value of future cash flows produced by each business segment. As a result of the tests as of December 31, 2007, the Company determined that its goodwill for the roll covers segment was impaired due to expectations of lower profitability and to the increased carrying value of the net assets of the roll covers segment due primarily to currency translation effects thereon. Accordingly, the Company recorded a non-cash charge for goodwill impairment of $185,300 (and a related tax benefit thereon of $18,285) related to its roll covers segment in the fourth quarter of 2007.

Net Income (Loss) Per Common Share

Net income (loss) per common share has been computed and presented pursuant to the provisions of SFAS No. 128, Earnings per Share (“SFAS No. 128”). Net income (loss) per share is based on the weighted-average number of shares outstanding during the period. As of March 31, 2008 and 2007, the Company had outstanding restricted stock units (“RSUs”) (see Note 13). For the three months ended March 31, 2008 the Company excluded the dilutive impact of potential future issuances of common stock underlying the Company’s RSUs of 167,202 from the calculation of diluted average shares outstanding because their effect would have been antidilutive as the Company had a net loss for the three months ended March 31, 2008. For the three months ended March 31, 2007, the diluted average shares outstanding were computed using (i) the average market price for time-based RSUs granted in 2005 and (ii) the actual grant date market price for non-employee director RSUs. The calculation of diluted earnings per share for 2007 excludes the Company’s performance-based RSUs granted in 2005 and 2007 that are based on shareholder return targets because the performance criteria have not been contingently achieved and therefore the RSUs are not contingently issuable. The calculation of diluted earnings per share for the three months ended March 31, 2007 also excludes the impact of the Adjusted EBITDA based RSUs granted on March 29, 2007 because at March 31, 2007, the Company determined that it was not probable that the performance conditions would be achieved.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

3. Accounting Policies—(continued)

Net Income (Loss) Per Common Share—(continued)

The following table sets forth the computation of basic and diluted earnings weighted average shares:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Weighted-average common shares outstanding—basic	46,048,667	43,912,491
Dilutive effect of stock-based compensation awards outstanding	—	163,875

Weighted-average common shares outstanding—diluted	46,048,667	44,076,366

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation. The Company has reclassified certain costs previously recorded in general and administrative expense to cost of sales, selling expenses and research and development expenses for prior periods to conform to the current period presentation.

New Accounting Standards

Effective January 1, 2008, the Company partially adopted SFAS No. 157, This statement clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s fair value measurements. The Company adopted this statement for its derivative assets and liabilities, which are measured at fair value on a recurring basis, determined by using observable inputs of the fair value hierarchy prescribed by SFAS No. 157. See “Derivatives and Hedging” above. Financial Accounting Standards Board (FASB) Staff Position SFAS No. 157-2, Effective Date of FASB Statement No. 157, permits the Company to defer the recognition and measurement of its nonfinancial assets and nonfinancial liabilities until January 1, 2009. At March 31, 2008, the Company did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value.

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

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

3. Accounting Policies—(continued)

New Accounting Standards—(continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “Fair Value Option”). Unrealized gains and losses on items for which the Fair Value Option has been elected are reported in earnings. The Fair Value Option is applied instrument by instrument (with certain exceptions), is irrevocable (unless a new election date occurs) and is applied only to an entire instrument. The effect of the first remeasurement to fair value is reported as a cumulative-effect adjustment to the opening balance of retained earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 with earlier application permitted, subject to certain conditions. The Company’s adoption of SFAS No. 159 did not have a material effect on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141R”). SFAS No. 141R requires that upon initially obtaining control, an acquirer will recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. Transaction costs will be expensed as incurred. SFAS 141R also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS No. 141R amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination, either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. The potential impact that the adoption could have on the Company’s financial statements is unknown until such time that the Company enters into a business combination transaction during a period subsequent to the required adoption date of SFAS No. 141R.

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

New Accounting Standards—(continued)

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

4. Inventories

The components of inventories are as follows at:

	March 31, 2008	December 31, 2007
Raw materials	$27,062	$26,463
Work in process	45,155	44,372
Finished units	46,441	42,301

	$118,658	$113,136

5. Debt

In March 2008 and 2007, the Company made mandatory debt repayments of approximately $9,400 and $4,100, respectively, based on the difference between its “pre-dividend free cash flow”, as defined in its credit facility agreement, and cash dividends paid in the prior year. The Company also made scheduled quarterly debt payments of approximately $1,800 and $1,700 during the first quarters of 2008 and 2007, respectively.

In connection with the going concern matter discussed in Note 2 related to the Company not being in compliance with certain of its financial covenants for the period ended March 31, 2008, the accompanying consolidated balance sheet includes a reclassification of $658,815 and $641,179 as of March 31, 2008 and December 31, 2007, respectively, to reflect the long-term debt under the senior credit facility as current debt.

6. Income Taxes

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. As of December 31, 2007, the Company had a gross unrecognized tax benefit of $5,349. There were no material changes to the unrecognized tax benefit during the three months ended March 31, 2008.

The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense, which were immaterial at March 31, 2008 and 2007.

The tax years 2000 through 2006 remain open to examination by the major taxing jurisdictions to which the Company and its subsidiaries are subject.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

6. Income Taxes—(continued)

The Company utilizes the asset and liability method for accounting for income taxes in accordance with SFAS No. 109. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company reduces the deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Relevant evidence, both positive and negative, is considered in determining the need for a valuation allowance. Information evaluated includes our financial position and results of operations for the current and preceding years as well as an evaluation of currently available information about future years. Because of the Company’s accumulated loss position in certain tax jurisdictions on March 31, 2008, and the uncertainty of profitability in future periods, the Company continues to have valuation allowances for deferred tax assets primarily related to net operating loss carryforwards in the United States, the United Kingdom and Sweden.

For the three months ended March 31, 2008 and 2007, the provision for income taxes was $3,639 and $1,401, respectively. The increase in the provision for income taxes for the first quarter of 2008 compared to the first quarter of 2007 was primarily due to (i) minimal tax benefit recognition on the change in the fair value of the Company’s interest rate swaps because of its tax loss carryforward position, (ii) increased profitability in certain of the Company’s foreign tax-paying subsidiaries and (iii) actual operating losses incurred by certain of the Company’s foreign subsidiaries and those in the U.S. that had established valuation allowances.

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

As required by SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003), the following tables summarize the components of net periodic benefit cost:

Defined Benefit Plans
	Three Months Ended
	March 31, 2008	March 31, 2007
Service cost	$1,520	$1,791
Interest cost	1,690	1,568
Expected return on plan assets	(1,201)	(1,209)
Amortization of prior service cost	30	40
Amortization of net loss	133	245

Net periodic benefit cost	$2,172	$2,435

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

7. Pensions, Other Postretirement and Postemployment Benefits—(continued)

Other Postretirement Benefit Plans
	Three Months Ended
	March 31, 2008	March 31, 2006
Service cost	$132	$172
Interest cost	453	554
Amortization of prior service cost	(140)	(116)
Amortization of net loss	(17)	16

Net periodic benefit cost	$428	$626

8. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income for the period ended March 31, 2008 and 2007 is as follows:

	Three Months Ended
	March 31, 2008	March 31, 2007
Net income (loss)	$(4,709)	$3,041
Foreign currency translation adjustments	5,705	3,159
Minimum pension liability/SFAS No. 158 Liability	93	994
Change in value of derivative instruments	—	(48)

Comprehensive income	$1,089	$7,146

The components of accumulated other comprehensive income are as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability/SFAS No. 158 Liability	Change in Value of Derivative Instruments (Note 3)	Accumulated Other Comprehensive Income
Balance at December 31, 2007	$29,663	$(2,024)	$—	$27,639
Current period change, net of tax	5,705	93	—	5,798

Balance at March 31, 2008	$35,368	$(1,931)	$—	$33,437

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

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

9. Warranties—(continued)

Changes in the Company’s combined short-term and long-term warranty liabilities during the three months ended March 31, 2008 are as follows:

Balance at December 31, 2007	$2,857
Warranties provided during period	297
Settlements made during period	(393)
Changes in liability estimates, including expirations and currency effects	115

Balance at March 31, 2008	$2,876

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

During the first quarter of 2008, the Company continued its program of streamlining its operating structure. The table below sets forth for the three months ended March 31, 2008, the significant components and activity under restructuring programs.

	Balance at December 31, 2007	Charges	Write-offs	Currency Effects	Cash Payments	Balance at March 31, 2008
Severance	$2,046	$532	$—	$100	$(1,031)	$1,647
Asset impairment	—	—	—	—	—	—
Facility costs and other	—	—	—	—	—	—

Total	$2,046	$532	$—	$100	$(1,031)	$1,647

Restructuring and impairments expense by segment, which is not included in Segment Earnings (Loss) in Note 11, is as follows:

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Clothing	$—	$1,698
Roll Covers	434	2,435
Corporate	98	—

Total	$532	$4,133

In April 2008, the Company announced that it will be closing its rolls manufacturing facility in Sweden and transferring production to certain of the Company’s other rolls manufacturing facilities in Europe. Management has evaluated the assets of Sweden for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and determined that no recognition of impairment loss was required.

The Company expects to incur additional restructuring expenses of approximately $4,400 during the remainder of 2008, primarily in North America and Europe, to improve its manufacturing footprint to match market conditions and efficiencies in its operations.

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

Summarized financial information for the Company’s reportable segments is presented in the tables that follow for the three months ended March 31, 2008 and 2007, respectively.

	Clothing	Roll Covers	Corporate	Total
Three Months Ended March 31, 2008:
Net sales	$103,579	$55,408	$—	$158,987
Segment Earnings (Loss)	23,942	13,987	(4,883)

Three Months Ended March 31, 2007:
Net sales	$93,333	$50,625	$—	$143,958
Segment Earnings (Loss)	23,748	12,139	(3,572)

Segment Earnings (Loss) above excludes restructuring and impairments expense.

Provided below is a reconciliation of Segment Earnings (Loss) to income before provision for income taxes for the three months ended March 31, 2007 and 2006, respectively.

	Three Months Ended March 31,
	2008	2007
Segment Earnings (Loss):
Clothing	$23,942	$23,748
Roll Covers	13,987	12,139
Corporate	(4,883)	(3,572)
Non-cash compensation and related expenses	(471)	(535)
Net interest expense	(25,221)	(12,187)
Depreciation and amortization	(12,003)	(10,999)
Restructuring and impairments expense	(532)	(4,133)
Unrealized foreign exchange gain (loss) on revaluation of debt	1,985	(19)
Change in fair value of other derivatives	2,126	—

Income (loss) before provision for income taxes	$(1,070)	$4,442

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

Environmental Matters

In connection with the closure of certain manufacturing facilities under its restructuring programs, in 2004, the Company had conducted environmental site assessments which had indicated contamination at two sites. Management believes that both sites have been substantially remediated and no significant further remediation costs are expected to be incurred. Accordingly, during the first quarter of 2008, no environmental remediation expenses were incurred nor were any payments made related to these environmental matters. During the first quarter of 2007, the Company reversed $200 of environmental expense that was accrued in previous periods and paid approximately $2,100 related to the environmental remediation. No further payments were made subsequent to the first quarter of 2007. These costs were classified in general and administrative expenses and accrued expenses.

During 2004 through 2007, in relation to these environmental matters, the Company recorded environmental expenses of $7,472 in the aggregate and expenses (income) of ($50), $3,072, and $850 during the years ended December 31, 2007, 2006 and 2005, respectively. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of such matters will not have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

13. Stock-Based Compensation

The Company recorded compensation expense related to RSUs of $471 and $535 for the three months ended March 31, 2008 and 2007, respectively.

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

On March 29, 2007, under the 2005 Plan, the Company granted an aggregate of 368,350 performance-based RSUs to certain officers and employees of the Company. The awards would have generally vested only if the individual remained employed by the Company through December 31, 2007 and if a performance metric based upon 2007 Adjusted EBITDA, as defined in the Company’s senior credit facility as in effect on March 29, 2007 and with certain adjustments, equaled or exceeded a target level that had been specified by the Compensation Committee of the Board of Directors. If the performance metric equaled or exceeded the target level specified, the RSUs would have vested on the day the Company filed its 2007 Annual Report on Form 10-K. The Company would have been required within thirty days thereafter to issue one share of common stock in respect of each fully vested RSU. The performance metric did not achieve the target level and the RSUs did not vest. Under the provisions of SFAS No. 123R, during 2007, no compensation expense was recorded for the performance-based grants that are based on an Adjusted EBITDA target because the target level was not achieved. Accordingly, these RSUs became available for future issuance under the 2005 Plan on April 8, 2008, the day the Company filed its 2007 Annual Report on Form 10-K.

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

In connection with the departure of our former chief executive officer the vesting of 82,473 time-based RSUs was accelerated to immediately vest on February 7, 2008. Of this amount, 60,659 shares of common stock were issued in the first quarter of 2008; the remaining 21,814 RSUs were withheld from issuance in connection with minimum tax withholdings related to the issuance of such shares.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

13. Stock-Based Compensation—(continued)

2005 Equity Incentive Plan—(continued)

On January 3, 2008, the Compensation Committee of the Company’s Board of Directors approved 433,000 performance-based RSU awards (based on shareholder return targets) and 433,000 time-based RSU awards for certain of the Company’s officers under the 2005 Plan, including certain officers that subsequently departed from the Company in February 2008. The officers that departed were contingently approved for an aggregate of 161,000 performance-based RSU awards (based on shareholder return targets) and an aggregate of 161,000 time-based RSU awards. All of these 161,000 performance-based RSUs and 156,529 of these time-based RSUs were cancelled in connection with the departures. The awards approved on January 3, 2008 were made contingent upon the approval by the Company’s stockholders at or before the Company’s 2008 annual meeting of stockholders of an amendment to the Company’s 2005 Plan to increase the aggregate number of shares of common stock that may be delivered under or in satisfaction of awards under such plan from 2,500,000 to 5,000,000. The shareholder return based awards will generally only vest if the share price of the Company’s common stock plus dividends paid on the common stock from January 3, 2008 satisfies annual targets that the Compensation Committee has established in respect of the three years following January 3, 2008; and the named officer continues to be employed with the Company through January 3, 2011. The shareholder return based restricted stock units may also vest, in whole or in part, if a change of control (as defined in the awards) occurs and shareholder return based requirements have previously been satisfied or are satisfied based on the transaction price. The time-based restricted stock unit awards are scheduled to vest completely, in nearly equal installments on the first, second, and third anniversaries of January 3, 2008 provided that the named officer continues to be employed by the Company on such dates. Dividends on such time based restricted stock units will be paid at the same rate as dividends on the Company’s common stock, but only in the form of additional restricted stock units. The time based restricted stock units may also vest, in whole or in part, in connection with a change of control (as defined in the awards) and/or termination of employment under the circumstances set forth in the restricted stock unit awards. In accordance with SFAS No. 123R, the Company began recording compensation expense related to these awards on the service inception date of January 3, 2008. Because this date precedes the grant date, under SFAS No. 123R, the accrual of compensation cost for periods before the grant date shall be based on the fair value of the award at the reporting date (March 31, 2008) and will be remeasured at each reporting date until the grant date occurs. In the period in which the grant date occurs, cumulative compensation cost shall be adjusted to reflect the cumulative effect of measuring compensation cost based on the fair value at the grant date rather than the fair value at the reporting date.

The Company also granted a time-based restricted stock unit award to our new chief executive officer with respect to 75,000 shares on February 26, 2008. This award is not contingent on an amendment to the 2005 Plan.

Certain time-based RSUs and all non-employee director RSUs automatically adjust to reflect awards of additional RSUs upon payment of dividends by the Company. During the first quarter of 2008, no RSUs were awarded in connection with the payment of dividends as no dividends were declared by the Company during that quarter.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

13. Stock-Based Compensation—(continued)

2005 Equity Incentive Plan—(continued)

A summary of RSUs outstanding as of March 31, 2008 and their vesting dates is as follows:

	Vesting Dates	Number of RSUs (2)
Time-based RSUs granted May 19, 2005	May 19, 2008	111,255

Time-based RSUs granted February 26, 2008	January 3, 2011	75,000

Performance-based RSUs granted May 19, 2005 (based on shareholder return targets)	May 19, 2009, assuming performance criteria are achieved	396,256

Performance-based RSUs granted March 29, 2007 (based on Adjusted EBITDA target)	Date of filing of 2007 Annual Report on Form 10-K, if performance criteria had been achieved	368,350	(1)

Performance-based RSUs granted May 16, 2007 (based on shareholder return targets)	May 19, 2011, assuming performance criteria are achieved	541,950

Non-employee directors’ RSUs	Date of grant	42,526

Total RSUs outstanding		1,535,337

RSU activity during the three months ended March 31, 2008 is presented below.

	Number of RSUs	Price Range of Grant-Date Fair Value Price Per RSU	Weighted Average Grant-Date Fair Value Price Per RSU
Outstanding, December 31, 2007	1,975,162	$4.59 - 12.01	$9.58
Granted (2)	75,000	5.01	5.01
Forfeited	(432,352)	8.15 - 11.66	10.19
Issued or withheld for tax withholding purposes	(82,473)	4.59 - 11.66	10.98

Outstanding, March 31, 2008	1,535,337	$5.01 - 12.01	$9.10

Vested, March 31, 2008 (3)	42,526	$5.09 - 12.01	$9.45

(1)	These RSUs became available for future issuance on April 8, 2008, the day the Company filed its 2007 Annual Report on Form 10-K.
(2)	Excludes the RSUs awarded January 3, 2008 because such awards are contingent upon the approval by the Company’s stockholders at or before the Company’s 2008 annual meeting of stockholders of an amendment to the Company’s 2005 Plan to increase the aggregate number of shares of common stock that may be delivered under or in satisfaction of awards under such plan from 2,500,000 to 5,000,000. Therefore, they are not considered outstanding until approved.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

13. Stock-Based Compensation—(continued)

2005 Equity Incentive Plan—(continued)

(3)	Vested RSUs at March 31, 2008 consist entirely of non-employee director RSUs. The common stock underlying these RSUs will be issued to the directors upon termination of their service as members of the Board and/or a change in control, as defined in the 2005 Plan.

Forfeitures

As the time-based and performance-based RSUs require continued employment up to the time of vesting, the amount of stock-based compensation recognized during a period is required to include an estimate of forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is related to employee attrition and based on a historical analysis of its employee turnover. This analysis is re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will be only for those shares that meet the requirements of continued employment up to the time of vesting. The Company estimates the following forfeiture rates at March 31, 2008:

Forfeiture Rates
Time-based RSUs granted May 19, 2005	7.55%

Time-based RSUs granted February 26, 2008	0%

Performance-based RSUs granted May 19, 2005 (based on shareholder return targets)	50%

Performance-based RSUs granted March 29, 2007 (based on 2007 Adjusted EBITDA target)	No expense recorded because performance criteria not achieved so no forfeiture rate is applicable.

Performance-based RSUs granted May 16, 2007 (based on shareholder return targets)	50%

Non-employee directors’ RSUs	Vest immediately upon grant so no forfeiture rate required.

As of March 31, 2008, there was approximately $2,300 of total unrecognized compensation expense related to unvested share-based awards which is expected to be recognized over a weighted average period of 2.5 years.

14. Dividends

On May 2, 2007, the Company modified its credit agreement, to limit the amount of any quarterly dividends payable on its common stock to not more than $0.1125 per share. The Company paid cash dividends of $0.225 per share during the three months ended March 31, 2007. Pursuant to the Company’s dividend policy, the Company’s Board of Directors determined not to declare a dividend on the Company’s common stock in the first quarter of 2008. Additionally, the waiver agreement referred to in Note 2 effects an amendment to our credit facility that prohibits the Company from paying dividends. Accordingly, the Company does not anticipate paying dividends on its common stock for the foreseeable future.

15. Subsequent Events

Amendment and Waiver Agreement to Senior Credit Facility

On April 8, 2008, the Company entered into an amendment and waiver agreement with its lenders relating to its senior credit facility pursuant to which the lenders agreed to waive through May 31, 2008 any past and then existing defaults. See Note 2 for further discussion.

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

Other factors that could materially affect actual results, levels of activity, performance, or achievements can be found in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with Securities and Exchange Commission on April 8, 2008. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. Any forward-looking statement in this quarterly report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise.

Recent Developments

Our credit facility requires that we meet certain operating requirements and financial ratios in order to avoid a default or event of default under the facility. See “Credit Facility” below. Although we expect we would generate cash flow from operations sufficient to service the debt under the credit facility prior to the stated maturity of the debt if there is not otherwise an event of default and acceleration of the maturity of the debt, we did not satisfy our leverage ratio covenant for the period ended March 31, 2008. Failure to satisfy the covenant would constitute a default under our credit facility absent a waiver from our lenders. Our independent registered public accounting firm has included an explanatory paragraph in its report on our 2007 consolidated financial statements related to the uncertainty in our ability to continue as a going concern. The inclusion of that paragraph in its report would also constitute a default under our credit facility absent a waiver. On April 8, 2008, we obtained a temporary waiver from the lenders for these defaults. The waiver is in effect until May 31, 2008. Because the existing financial ratio covenants become more restrictive over time, we do not expect to be in compliance with certain financial ratio covenants for future periods as well.

In the event that the lenders under our credit facility decline to provide the Company with a further waiver of past and then-existing defaults for periods subsequent to May 31, 2008, the lenders would have the right to demand immediate repayment of such obligations under the credit facility. Any such acceleration of the Company’s obligations would likely cause other lenders and contractual counterparties, including counterparties to our interest rate swap agreements and other hedge agreements to terminate and/or to accelerate the Company’s obligations under other financing and credit instruments and agreements. Should the lenders and/or other counterparties demand immediate repayment of all of the Company’s obligations, the Company expects that it would not be able to pay such obligations. In such event, or even in the event that the lenders do not accelerate the Company’s obligations, the Company and its subsidiaries may have to file for bankruptcy. The Company is in discussions with the lenders under its credit facility to amend its credit facility, although no assurances can be given that the Company will successfully amend the credit facility, or amend covenants in a manner sufficient to adequately reduce the risk of default. In connection with any such amendments, the lenders are likely to condition agreement on substantial increases in the fees and interest rate payable under the credit facility.

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

We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed on a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is selected to fit each individual paper-making machine and process. For the three months ended March 31, 2008, our clothing segment represented 65% of our net sales.

Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by the paper producer. Roll covers are tailored to each individual paper-making machine and process, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and manufacture spreader rolls. For the three months ended March 31, 2008, our roll covers segment represented 35% of our net sales.

Industry Trends and Outlook

Historically, demand for our products has been driven primarily by the volume of paper produced on a worldwide basis. According to the Food and Agriculture Organization of the United Nations, the volume of paper production between 1980 and 2006 increased at a compound annual growth rate of approximately 2.88%. RISI, the leading information provider for the global forest products industry, expects the growth of global paper production from 2007 to 2020 to be slightly more than 3% per annum. We expect growth to be greater in Asia, South America and Eastern Europe than in the more mature North American and Western European regions.

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

We expect that demand for our products would be positively impacted by global paper production growth, but that such positive impact would be moderated by the level of industry consolidation and paper-machine shutdown activity in North America and Western Europe. We also believe that, in addition to industry consolidation and paper machine shutdown activity in North American and Western Europe, the trend towards new paper machine designs which have fewer rolls and market recognition of extended life of our roll covers products has been and will continue to negatively impact demand for these products and that the volume potential for the roll covers business in North America and Western Europe will diminish. Additionally, we are seeing a trend that paper producers are placing an increasingly strong emphasis on maintenance cost reduction and as a result are extending the life of roll covers through additional maintenance cycles before replacing them. Accordingly, we are focused on both expanding our presence in the roll covers business in Asia, as evidenced by our acquisition in November 2007 of two roll covers manufacturing plants in China, and adding related products and services to our offerings. Also, we have begun construction of a clothing manufacturing facility in Vietnam in the fourth quarter of 2007 with the intent to take advantage of what we believe to be high growth potential in that region. We expect to start production in Vietnam during 2009.

We anticipate that pricing pressure for our products, roll covers in particular, will continue to escalate with the consolidation among paper producers and as the shift of paper production growth in Asia develops. In response to this pricing pressure, we expect to maintain our historical level of expenditures and focus on research and development and continue to develop our value added selling approach as part of our strategy to differentiate our products, while at the same time remaining focused on cost reduction and efficiency programs.

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

Sales in our roll covers segment include our mechanical services business. We have expanded this business in response to demand from paper producers that we perform work on the internal mechanisms of a roll while we refurbish or replace a roll cover. In our clothing segment, a portion of our business has been conducted pursuant to consignment arrangements under which we do not recognize a sale of a product to a customer until the customer places the product into use, which typically occurs some period after the product is shipped to the customer or to a warehouse location near the customer’s facility. We are continuing to reduce the number of consignment arrangements and increasing the use of standard terms of sale under which we recognize a sale upon product shipment. We expect this trend to continue, although at a slower pace than in recent years.

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

The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $3.0 million and $2.6 million for the three months ended March 31, 2008 and 2007, respectively.

Foreign Exchange

We have a geographically diverse customer base. For the three months ended March 31, 2008, approximately 35% of our sales was in North America, 39% was in Europe, 9% was in South America, 15% was in Asia-Pacific and 2% was in the rest of the world.

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

Currency fluctuations have a greater effect on the level of our net sales than on the level of our income from operations. For example, for the three months ended March 31, 2008 as compared with the three months ended March 31, 2007, the change in the value of the U.S. Dollar against the currencies we conduct our business in resulted in currency translation increases in net sales and income from operations of $14.7 million and $1.8 million, respectively. Although the results for the three months ended March 31, 2008 reflect a period in which the value of the U.S. Dollar decreased against the currencies in which we conduct the majority of our non-U.S. Dollar denominated business as compared to the three months ended March 31, 2007, we would expect a similar but opposite effect in a period in which the value of the U.S. Dollar increases. For any period in which the value of the dollar changes relative to other currencies, we would expect our income from operations to be proportionately affected less than our net sales.

During the three months ended March 31, 2008, we conducted business in 11 foreign currencies. The following table provides the average exchange rate for the three months ended March 31, 2008 and 2007, respectively, of the U.S. Dollar against each of the five foreign currencies in which we conduct the largest portion of our operations, and indicates the percentage of our net sales for the three months ended March 31, 2008 denominated in such foreign currency.

Currency	Average exchange rate of the U.S. Dollar for the three months ended March 31, 2008			Average exchange rate of the U.S. Dollar for the three months ended March 31, 2007			Percentage of net sales for the three months ended March 31, 2008 denominated in such currency
Euro	$1.50	=	1 Euro	$1.31	=	1 Euro	44.3%
Canadian Dollar	$1.00	=	1 Canadian Dollar	$0.85	=	1 Canadian Dollar	8.3%
Brazilian Real	$0.58	=	1 Brazilian Real	$0.47	=	1 Brazilian Real	7.3%
Australian Dollar	$0.91	=	1 Australian Dollar	$0.79	=	1 Australian Dollar	4.5%
British Pound	$1.98	=	1 British Pound	$1.95	=	1 British Pound	2.9%

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

Our cost reduction efforts between 2002 and 2007 include the closing of nine manufacturing facilities and the movement of certain production from two other facilities. Four facilities were closed in the clothing segment, of which three were in North America and one was in the United Kingdom and we closed five facilities in the rolls segment, three of which were in North America and two were in the United Kingdom. From 2002 to 2007, we eliminated approximately 500 positions in connection with our cost reduction efforts. As a result of these actions, offset by other changes in workforce, our headcount decreased by approximately 350 positions during that period.

In April 2008, the Company announced that it will be closing its rolls manufacturing facility in Sweden and transferring production to certain of the Company’s other rolls manufacturing facilities in Europe. We expect to incur additional restructuring expenses of approximately $4.4 million during the remainder of 2008 primarily in North America and Europe, to improve our manufacturing footprint to match market conditions and efficiencies in our operations. We will continue to review our business to determine if additional actions can be taken to further improve our cost structure.

In addition, we have also initiated lean manufacturing and procurement initiatives designed to enhance the efficiency of our manufacturing process, which we believe will help offset the effect of inflation on our bottom line following the initial investments required for these initiatives. Costs for these initiatives are reflected in operating expenses.

Results of Operations

The tables that follow set forth for the periods presented certain consolidated operating results and the percentage of net sales they represent:

(in millions)	Three Months Ended March 31,
	2008	2007
Net sales	$159.0	$144.0
Cost of products sold	95.7	83.2
Selling expenses	20.5	19.5
General and administrative expenses	18.7	17.6
Restructuring and impairments expenses	0.5	4.1
Research and development expenses	3.0	2.6

Income from operations	20.6	17.0
Interest expense, net	(25.2)	(12.2)
Foreign exchange gain (loss)	3.5	(0.4)

Income (loss) before provision for income taxes	(1.1)	4.4
Provision for income taxes	3.6	1.4

Net income (loss)	$(4.7)	$3.0

Percentage of Sales

	Three Months Ended March 31,
	2008	2007
Net sales	100.0%	100.0%
Cost of products sold	60.2	57.8
Selling expenses	12.9	13.5
General and administrative expenses	11.7	12.2
Restructuring and impairments expenses	0.3	2.9
Research and development expenses	1.9	1.8

Income from operations	13.0	11.8
Interest expense, net	(15.8)	(8.5)
Foreign exchange gain (loss)	2.2	(0.3)

Income (loss) before provision for income taxes	(0.6)	3.0
Provision for income taxes	2.3	0.9

Net income (loss)	(2.9)%	2.1%

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007.

Net Sales. Net sales for the three months ended March 31, 2008 increased by $15.0 million, or 10.4%, to $159.0 million from $144.0 million for the three months ended March 31, 2007. For the three months ended March 31, 2008, 65% of our net sales were in our clothing segment and 35% were in our roll covers segment.

In our clothing segment, net sales for the three months ended March 31, 2008 increased by $10.3 million, or 11.0%, to $103.6 million from $93.3 million for the three months ended March 31, 2007 primarily due to favorable currency effects on net sales of $10.8 million related to the translation of sales made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes. This increase was partially offset by (i) decreased sales volume, primarily in North and South America, partially offset by increased sales volume in Asia-Pacific and Europe and (ii) unfavorable currency effects on pricing related to sales prices indexed in U.S. Dollars by certain non-U.S. operations of $3.1 million. Overall pricing levels in our clothing segment decreased approximately 1% during the three months ended March 31, 2008 as compared with the three months ended March 31, 2007.

In our roll covers segment, net sales for the three months ended March 31, 2008 increased by $4.7 million or 9.3%, to $55.4 million from $50.7 million for the three months ended March 31, 2007. The increase was primarily due to (i) favorable currency effects on net sales of $3.9 million related to the translation of sales made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes and (ii) increased sales volumes in Asia-Pacific and Europe, partially offset by decreased sales volume in North and South America. Overall pricing levels in our roll covers segment decreased by approximately 3% during the three months ended March 31, 2008 as compared with the three months ended March 31, 2007.

Cost of Products Sold. Cost of products sold for the three months ended March 31, 2008 increased by $12.5 million, or 15.0%, to $95.7 million from $83.2 million for the three months ended March 31, 2007.

In our clothing segment, cost of products sold increased by $10.1 million, or 19.3%, to $62.4 million for the three months ended March 31, 2008 from $52.3 million for the three months ended March 31, 2007 primarily due to unfavorable currency effects of $5.9 million related to the translation of expenses made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes and to higher period costs during the three months ended March 31, 2008. These increases were partially offset by the $0.3 million impact of a lower cost structure, resulting from our cost reduction programs, during the three months ended March 31, 2008 as compared with the three months ended March 31, 2007.

In our roll covers segment, cost of products sold increased by $2.4 million, or 7.8%, to $33.3 million for the three months ended March 31, 2008 from $30.9 million for the three months ended March 31, 2007 primarily due to unfavorable currency effects of $2.6 million related to the translation of expenses made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes. The increase was partially offset by the $0.9 million impact of a lower cost structure, resulting from our cost reduction programs, during the three months ended March 31, 2008 as compared with the three months ended March 31, 2007.

Selling Expenses. For the three months ended March 31, 2008, selling expenses increased by $1.0 million, or 5.1%, to $20.5 million from $19.5 million for the three months ended March 31, 2007. The increase was primarily due to unfavorable currency translation effects of $2.1 million, partially offset by (i) the impact of a reduction in salaried sales positions and (ii) the $0.5 million impact of a lower cost structure, resulting from our cost reduction programs, during the three months ended March 31, 2008 as compared with the three months ended March 31, 2007.

General and Administrative Expenses. For the three months ended March 31, 2008, general and administrative expenses increased by $1.1 million, or 6.3%, to $18.7 million from $17.6 million for the three months ended March 31, 2007. The increase was primarily due to (i) unfavorable currency translation effects of $1.8 million partially offset by the $0.7 million impact of a lower cost structure resulting from our cost reduction programs during the three months ended March 31, 2008 as compared with the three months ended March 31, 2007.

Restructuring and Impairments Expenses. For the three months ended March 31, 2008, restructuring and impairments expenses decreased by $3.6 million to $0.5 million from $4.1 million for the three months ended March 31, 2007. Restructuring expenses result from our long-term strategy to reduce production costs and improve long-term competitiveness as described above under “Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities and through headcount reductions. For the three months ended March 31, 2008, restructuring expenses consisted entirely of severance costs.

Research and Development Expenses. For the three months ended March 31, 2008, research and development expenses increased by $0.4 million, or 1.5%, to $3.0 million from $2.6 million for the three months ended March 31, 2007 primarily due to increased headcount during the three months ended March 31, 2008 as compared with the three months ended March 31, 2007.

Interest Expense, Net. Net interest expense for the three months ended March 31, 2008 increased by $13.0 million, or 106.6%, to $25.2 million from $12.2 million for the three months ended March 31, 2007. The increase is primarily attributable to (i) the $10.6 million increase in interest expense recognized during the three months ended March 31, 2008 as compared with the three months ended March 31, 2007 in connection with the change in the fair value of our interest rate swaps, (ii) increased interest rates during the three months ended March 31, 2008 as compared with the three months ended March 31, 2007 and (iii) unfavorable currency effects of $0.6 million.

Foreign Exchange Gain (Loss). For the three months ended March 31, 2008 and 2007, we had a foreign exchange gain of $3.5 million and a loss of $0.4 million, respectively. The fluctuation of $3.9 million was primarily attributable to mark-to-market gains on fair value hedges, including gains on hedges for which the underlying foreign exchange exposure on certain intercompany debt no longer existed in the first quarter of 2008, and gains on hedges on future purchases of equipment. Foreign exchange gains and losses result primarily from hedging and intercompany activities.

Provision for Income Taxes. For the three months ended March 31, 2008 and 2007, the provision for income taxes was $3.6 million and $1.4 million, respectively. The increase in the provision for income taxes for the first quarter of 2008 compared to the first quarter of 2007, was primarily due to (i) minimal tax benefit recognition on the change in the fair value of our interest rate swaps because of our tax loss carryforward position, (ii) increased profitability in certain of our foreign tax-paying subsidiaries and (iii) actual operating losses incurred by certain of our foreign subsidiaries and those in the U.S. that had established valuation allowances.

LIQUIDITY AND CAPITAL RESOURCES

Although we expect we would generate cash flow from operations sufficient to service the debt under the credit facility prior to the stated maturity of the debt if there is not otherwise an event of default and acceleration of the maturity of the debt, we did not satisfy our leverage ratio covenant for the period ended March 31, 2008. Failure to satisfy the covenant would constitute a default under our credit facility absent a waiver from our lenders. Further, our independent registered public accounting firm has included an explanatory paragraph in its report on our 2007 consolidated financial statements related to the uncertainty in our ability to continue as a going concern. The inclusion of this paragraph in its report would also constitute a default under our credit facility absent a waiver. On April 8, 2008, we obtained a temporary waiver from the lenders for these defaults. The waiver is in effect until May 31, 2008. In the event that the lenders under our credit facility decline to provide the Company with a further waiver of past and then-existing defaults for periods subsequent to May 31, 2008, the lenders would have the right to demand immediate repayment of the Company’s obligations under the credit facility. Any such acceleration of the Company’s obligations would likely cause other lenders and contractual counterparties, including counterparties to our interest rate swap agreements and other hedge agreements, to terminate and/or to accelerate the Company’s obligations under other financing and credit instruments and agreements. Should the lenders and/or other counterparties demand immediate repayment of such obligations, the Company expects that it would not be able to pay such obligations. In such event, or even in the event that the lenders do not accelerate the Company’s obligations, the Company and its subsidiaries may have to file for bankruptcy. The Company is in discussions with the lenders under its credit facility to amend the credit facility, although no assurances can be given that the Company will successfully amend the credit facility, or amend covenants in a manner sufficient to adequately reduce the risk of default. In connection with any such amendments, the lenders are likely to condition agreement on substantial increases in the fees and interest rate payable under the credit facility.

Our principal liquidity requirements are for working capital, capital expenditures and debt service. We will fund our liquidity requirements primarily with cash generated from operations and, to the extent necessary, through borrowings under our credit facility. In the April 8, 2008 waiver agreement described above, the Company agreed that the lenders would not be required to make revolving loans through May 31, 2008.

Net cash provided by operating activities was $29.8 million for the three months ended March 31, 2008 and $15.3 million for the three months ended March 31, 2007. The increase is principally attributable to working capital changes during the first quarter of 2008 as compared with the first quarter of 2007.

Net cash used in investing activities was $12.1 million for the three months ended March 31, 2008 and $6.9 million for the three months ended March 31, 2007. The increase of $5.2 million was primarily due to an increase in capital equipment spending of $5.0 million in the three months ended March 31, 2008 as compared with the three months ended March 31, 2007.

Net cash used in financing activities was $12.1 million for the three months ended March 31, 2008 and $8.3 million for the three months ended March 31, 2007. The increase of $3.8 million was primarily the result of higher net debt payments of $8.5 million during the three months ended March 31, 2008 as compared with the three months ended March 31, 2007, partially offset by the impact of no cash dividends paid by the Company in the first quarter of 2008 as compared with $4.7 million that was paid to shareholders during the first quarter of 2007.

As of March 31, 2008, there was a $662.8 million balance of term loans outstanding under our senior credit facility. During the first quarter of 2008, we made scheduled principal payments of $1.8 million and a mandatory principal repayment of $9.4 million. In addition, as of March 31, 2008, we had an aggregate of $1.0 million outstanding under our current revolving lines of credit, including the revolving credit facility under our senior credit facility and lines of credit in various foreign countries that are used to facilitate local short-term operating needs and an aggregate of $56.7 million available for additional borrowings under these revolving lines of credit. We had cash and cash equivalents of $31.0 million at March 31, 2008 compared to $24.2 million at December 31, 2007.

CAPITAL EXPENDITURES

For the three months ended March 31, 2008, we had capital expenditures of $12.1 million consisting of growth capital expenditures of $9.8 million and maintenance capital expenditures of $2.3 million. Growth capital expenditures consist of items that are intended to increase the manufacturing, production and/or distribution capacity or efficiencies of our operations in conjunction with the execution of our business strategies. Maintenance capital expenditures are designed to sustain the current capacity or efficiency of our operations and include items relating to the renovation of existing manufacturing or service facilities, the purchase of machinery and equipment for safety and environmental needs and information technology. For the three months ended March 31, 2007, capital expenditures were $7.1 million, consisting of growth capital expenditures of $4.6 million and maintenance capital expenditures of $2.5 million.

We are expanding production capacity in Brazil and building a clothing manufacturing facility in Vietnam, which we began in the fourth quarter of 2007. In connection with our analysis of credit facility compliance issues described above, in the first quarter of 2008 we began an effort to reduce our planned capital expenditures. As part of this effort, we determined to slow the pace of planned capital expenditures for the Vietnam facility and cancelled certain other previously planned capital expenditures and are in the process of discussing these cancellations with the supplier. We now plan to begin production at the Vietnam facility in 2009. We expect capital expenditures for 2008 to be approximately $38 million and expect that capital expenditures in 2009 will be lower than those for 2008.

We analyze our planned capital expenditures based on investment opportunities available to us and our financial and operating performance, and accordingly, actual capital expenditures for 2008 may be more or less than our current expectations. In addition, there can be no assurance that the capital expenditure cancellations will not result in substantial penalties.

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

The credit facility, as amended, is secured by substantially all of our assets and the assets of most of our subsidiaries, subject to legal and tax considerations and requirements. Borrowings under the revolving credit facility and term loan facility bear interest, at our option, at either (a) LIBOR plus the applicable margin or (b) the Euribor rate plus the applicable margin, in addition to certain other mandatory costs associated with syndication in the European markets or (c) CDOR plus the applicable margin. The applicable margin for LIBOR term loans, LIBOR revolving loans, Euribor loans and CDOR loans is set at 2.50%, subject to an increase by 0.25% in the event that the indebtedness under the senior credit facility is rated lower than B1 by Moody’s or lower than B+ by Standard & Poor’s. In February 2007, Moody’s reduced its rating of the senior credit facility to below B1, triggering this 0.25% increase in the applicable margin. If the indebtedness under the credit facility subsequently achieves ratings of B1 or higher by Moody’s and B+ or higher by Standard and Poor’s after having fallen below one or both of these levels, the applicable margin will be decreased by 0.25%. The applicable margin with respect to the revolving loans may be reduced by 0.25% or 0.50% based on a leverage test set forth in the credit agreement. Following the initial public offering we entered into interest rate swap agreements that would have effectively fixed through June 30, 2008, the interest rate on approximately 86% of the term loan balance outstanding. On November 16, 2007, the Company settled these interest rate swaps in consideration for their cash value of $5.6 million and entered into new interest rate swap arrangements that effectively fix, from a cash flow hedge perspective, the interest rate on approximately 85% of the term loan portion of the Company’s credit facility through 2010. Initially, the new interest rate swaps qualified for hedge accounting under Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS No. 133). As a result of the financial covenant non-compliance for the period ended March 31, 2008, we classified as current on our balance sheet as of March 31, 2008 and December 31, 2007 $658.8 million and $641.2 million, respectively, of the long-term debt under our senior credit facility. Accordingly, because this debt is potentially payable prior to the expiration of the underlying interest rate swaps, hedge accounting under SFAS No. 133 was no longer applicable for these interest rate swaps and the mark to market decrease in their fair value of $12.2 million and $1.9 million was recorded as non-cash charges to interest expense in the first quarter of 2008 and the fourth quarter of 2007, respectively. As of March 31, 2008, the weighted average interest rate on the effectively fixed portion of the term loan facility was 7.0%; the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 6.31%. The revolving credit facility has a 6.5 year maturity and the term loan facility has a 7 year maturity from the date of the agreement.

The credit facility provides for quarterly scheduled principal payments on the term loan of $1.8 million through March 2012 and the remaining principal amount due at maturity in May 2012. The credit facility also requires us to prepay outstanding loans under the term loan facility under the following circumstances:

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

We have made mandatory principal prepayments of $9.4 million and $4.1 million in the first quarter of 2008 and 2007, respectively.

Our credit facility requires that we meet certain financial covenants in order to avoid a default or event of default under the facility. These covenants are as follows:

•	Our interest coverage ratio as of the end of any period set forth below must exceed the ratio set forth for such period:

Period	Ratio
Fiscal quarters ending March 31, 2008 through June 30, 2009	3.50:1
Fiscal quarters ending September 30, 2009 through March 31, 2010	3.75:1
Fiscal quarters ending June 30, 2010 through December 31, 2010	4.00:1
Fiscal quarters ending March 31, 2011 and June 30, 2011	4.25:1
Fiscal quarters ending September 30, 2011 through March 31, 2012	4.50:1

•	Our leverage ratio as of the end of any period set forth below must not exceed the ratio set forth for such period:

Period	Ratio
Fiscal quarters ending March 31, 2008 through September 30, 2008	4.25:1
Fiscal quarters ending December 31, 2008 and March 31, 2009	4.00:1
Fiscal quarters ending June 30, 2009 through December 31, 2009	3.75:1
Fiscal quarters ending March 31, 2010 through December 31, 2010	3.50:1
Fiscal quarters ending March 31, 2011 through March 31, 2012	3.25:1

•	Our fixed charge coverage ratio as of the end of any period set forth below must exceed the ratio set forth for such period:

Period	Ratio
Fiscal quarters ending March 31, 2008 and thereafter	1.85:1

For the four fiscal quarters ended March 31, 2008 our interest coverage ratio was 3.55:1, our leverage ratio was 4.34:1 and our fixed charge coverage ratio was 2.30:1. Although we expect we would generate cash flow from operations sufficient to service the debt under the credit facility prior to the stated maturity of the debt if there is not otherwise an event of default and acceleration of the maturity of the debt, we did not satisfy our leverage ratio covenant for the period ended March 31, 2008. Failure to satisfy the covenant would constitute a default under our credit facility absent a waiver from our lenders. Further, as described below, our independent registered public accounting firm has included an explanatory paragraph in its report on our 2007 consolidated financial statements related to the uncertainty in our ability to continue as a going concern which would also constitute a default under our credit facility absent a waiver. On April 8, 2008, we obtained a waiver from the lenders for these defaults. The waiver is in effect until May 31, 2008. Because the financial ratios become more restrictive over time, we do not expect to be in compliance with the financial ratios in future periods as well.

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

The waiver agreement also amends our credit facility to prohibit our payment of dividends. In connection with the waiver agreement, the Company paid fees to the agent bank and the lenders in the aggregate amount of approximately $4.9 million.

The Company is in discussions with its lenders to amend its credit facility although no assurances can be given that the Company will successfully amend the credit facility, or amend covenants in a manner sufficient to adequately reduce the risk of default. In connection with any such amendments, the lenders are likely to condition agreement on substantial increases in the fees and interest rate payable under the credit facility.

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

There are two types of hedges into which we enter: hedges of fair value exposure and hedges of cash flow exposure. Hedges of fair value exposure are entered into in order to hedge the fair value of a recognized asset or liability, or a firm commitment. Hedges of cash flow exposure are entered into in order to hedge a forecasted transaction or the variability of cash flows to be paid related to a recognized liability. Changes in derivative fair values are recognized in earnings as offsets to the changes in fair value of the related hedged assets and liabilities. Changes in the derivative fair values that are designated as cash flow hedges which meet the criteria for hedge accounting are recorded in other comprehensive loss. The Company entered into interest rate swaps in November 2007 that initially qualified for hedge accounting under SFAS No. 133. As a result of the financial covenant non-compliance for the period ended March 31, 2008 as discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements, the Company classified as current on its balance sheet as of March 31, 2008 and December 31, 2007 $658.8 million and $641.2 million, respectively, of the long-term debt under its senior credit facility. Accordingly, because this debt is potentially payable prior to the expiration of the underlying interest rate swaps, hedge accounting under SFAS No. 133 was no longer applicable for these interest rate swaps and the mark to market decrease in their fair value of $12.2 million and $1.9 million was recorded as non-cash charges to interest expense in the first quarter of 2008 and the fourth quarter of 2007.

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

We perform an annual test for goodwill impairment as of December 31st at the business segment level, or earlier if indicators of impairment exist. We have two business segments: clothing and roll covers. When the Company’s business was acquired in 1999, more than 80% of the goodwill was assigned to the roll covers segment based on relative fair values at the date of acquisition. In 2007, segment earnings were $104 million for the clothing segment and $54 million for the roll covers segment.

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

For the purpose of performing the annual impairment test we allocate all shared assets and liabilities to the business segments based upon the percentage of each segment’s revenue to total revenue. Shared expenses are allocated to each segment to the extent necessary to allow them to operate as independent businesses. Fair value was determined by using a weighted combination of both a market multiple approach and an income approach. The market multiple approach utilizes the Company’s proprietary information to determine measures that are used to value its business segments. The income approach is a present value technique used to measure the fair value of future cash flows produced by each business segment. Determining the fair value of a business segment or an indefinite-lived purchased intangible asset is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. We believe that the assumptions and rates used in our annual impairment test under SFAS No. 142 are reasonable, but inherently uncertain. Based on these assessments performed as of December 31, 2007, we determined that our goodwill for the roll covers segment was impaired due to expectations of lower profitability and to the increased carrying value of the net assets of the roll covers segment due primarily to currency translation effects thereon. Accordingly, we recorded a non-cash charge for goodwill impairment of $185.3 million (and a related tax benefit of $18.3 million) related to our roll covers segment in the fourth quarter of 2007. Step 1 of the process indicated that the fair value of the net assets of the roll covers segment was $69.3 million less than their carrying value as of December 31, 2007. Based on the Step 1 result, the Company proceeded with Step 2. Based on the increase in fair value of tangible and intangible assets over book value of $116.0 million as determined in Step 2, an aggregate impairment of $185.3 million was recorded. There was no goodwill impairment recorded for the clothing segment during the year ended December 31, 2007.

Contingencies. We are subject to various claims and contingencies associated with lawsuits, insurance, tax, environmental and other issues arising out of the normal course of business. Our condensed consolidated financial statements reflect the treatment of claims and contingencies based on management’s view of the expected outcome. We consult with legal counsel on those issues related to litigation with respect to matters in the ordinary course of business. If the likelihood of an adverse outcome is probable and the amount is estimable, we accrue a liability in accordance with SFAS No. 5, “Accounting for Contingencies.” While we believe that the current level of reserves is adequate, the adequacy of these reserves may change in the future due to new developments in particular matters. In connection with the closure of certain manufacturing facilities under our restructuring programs, in 2004, we had conducted environmental site assessments which had indicated contamination at two sites. Management believes that both sites have been substantially remediated and no significant further remediation costs are expected to be incurred.

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

NON-GAAP LIQUIDITY MEASURES

We use EBITDA and Adjusted EBITDA as supplementary non-GAAP liquidity measures to assist us in evaluating our liquidity and financial performance, specifically our ability to service indebtedness and to fund ongoing capital expenditures. Our credit facility includes covenants based on Adjusted EBITDA. If our Adjusted EBITDA declines below certain levels, we will violate covenants resulting in a default condition under the credit facility. Neither EBITDA nor Adjusted EBITDA should be considered in isolation or as a substitute for net cash provided by operating activities (as determined in accordance with GAAP) or income (loss) from operations (as determined in accordance with GAAP).

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

	Three Months Ended March 31,
(in thousands)	2008	2007
Net cash provided by operating activities	$29,774	$15,254
Interest expense, net	25,221	12,187
Net change in operating assets and liabilities	(11,504)	1,165
Income tax provision	3,639	1,401
Stock-based compensation	(471)	(535)
Deferred financing cost amortization	(1,095)	(918)
Deferred taxes	761	1,123
Asset impairment	—	(389)
Gain (loss) on disposition of property and equipment	—	(78)
Unrealized foreign exchange gain (loss) on indebtedness, net	1,985	(19)
Change in fair value of interest rate swaps	(12,156)	(1,563)

EBITDA	36,154	27,628
Unrealized foreign exchange (gain) loss on indebtedness, net	(1,985)	19
Change in fair value of other derivatives	(2,126)	—
Restructuring expenses	532	3,744
Non-cash impairment charges (A)	—	389
Growth program costs (B)	1,764	617
Inventory write-offs under restructuring programs	—	14
Non-cash compensation and related expenses	471	535
Non-recurring expenses resulting from cost reduction programs (C)	—	(102)

Adjusted EBITDA	$34,810	$32,844

(A)	In accordance with the definition of Adjusted EBITDA in our credit facility, non-cash impairment charges resulting from application of Statement of Financial Accounting Standards Nos. 141, 142 and 144 have been added back to Adjusted EBITDA.
(B)	In accordance with the definition of Adjusted EBITDA in our credit facility, as amended on May 2, 2007, growth programs are those intended to increase productivity and economic efficiency or the market share capacity of the Company, reduce cost structure, improve equipment utilization or provide additional regional capacity to better serve growth markets. These growth program costs for the three months ended March 31, 2008 and 2007 include expenses incurred for the Company’s lean manufacturing initiatives, expansion into Vietnam and other such programs.
(C)	In accordance with the definition of Adjusted EBITDA in our credit facility, certain fees, expenses and charges deducted in computing net income determined by us to be non-recurring, which determination was accepted by the administrative agent under the facility, by virtue of changes in our method of operations pursuant to our cost reduction programs have been added back to Adjusted EBITDA for the three months ended March 31, 2008 and March 31, 2007. These fees, expenses and charges are presented in the following table:

(in thousands)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Environmental charges in connection with facilities closures pursuant to cost reduction programs (1)	$—	$(200)
Certain operating costs incurred in connection with the transition of production operations from closed facilities to other facilities (2)	—	98

Total	$—	$(102)

(1)	For the three months ended March 31, 2007, reflects the reversal of amounts accrued in prior periods.
(2)	For the three months ended March 31, 2007, the amount includes added operating costs related to facility closures in Italy.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Hedging. We have foreign currency cash flow and earnings exposure with respect to specific sale and intercompany debt transactions denominated in currencies other than the functional currency of the unit incurring the costs associated with such transactions. To mitigate the risks related to these exposures, we utilize forward currency contracts in certain circumstances, to lock in exchange rates with the objective that the gain or loss on the forward contracts will approximate the loss or gain on the transaction or transactions being hedged. We determine whether to enter into hedging arrangements based upon the size of the underlying transaction or transactions, an assessment of the risk of adverse movements in the applicable currencies and the availability of a cost-effective hedging strategy. In South America, substantially all of our sales are indexed to U.S. Dollars, but the associated costs are recorded in the local currencies of the operating units. Generally, we do not hedge this U.S. Dollar exposure as it would not be cost effective due to the relatively inefficient foreign exchange markets for local currencies in that region. To the extent we do not engage in hedging or such hedging is not effective, changes in the relative value of currencies can affect our profitability. The value of these contracts is recognized at fair value based on market exchange forward rates and amounted to a net asset position of $5.0 million at March 31, 2008. These contracts mature at various dates through September 2009.

Relative to foreign currency exposures existing at March 31, 2008, a 10% unfavorable movement in foreign currency exchange rates would not expose us to significant losses in earnings or cash flows because we hedge substantially all of our exposures against fluctuations in foreign currency exchange rates. As of March 31, 2008, we had open foreign currency exchange contracts maturing through September 2009 with total net notional amounts of approximately $39 million. At March 31, 2008, we prepared an analysis to determine the sensitivity of our forward foreign exchange contracts to changes in exchange rates. A hypothetical adverse exchange rate movement of 10% against our forward foreign exchange contracts would have resulted in potential net loss in fair value of these contracts of approximately $4.0 million. Included in this hypothetical loss is approximately $1 million relating to hedges on future purchases of equipment and approximately $3 million relating to hedges for which the underlying foreign exchange exposure on certain intercompany debt no longer existed in the first quarter of 2008. Accordingly, a hypothetical loss on these hedges would impact our results of operations. The Company is analyzing the possibility of entering into additional hedges that would counteract the economic impact of the aforementioned hedges for which the underlying foreign exchange exposure on certain intercompany debt no longer exists. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices.

For additional information about the risks associated with fluctuations in currency exchange rates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign Exchange.”

Interest Rate Hedging. Our senior credit facility has a variable interest rate. We had entered into interest rate swap contracts effective June 30, 2005 pursuant to which we paid fixed rates on notional amounts while receiving the applicable floating LIBOR rates. These interest rate swaps did not qualify for hedge accounting under SFAS No. 133 and the change in their fair value was subject to mark to market through earnings. As a result of the mark to market accounting through earnings, we recorded a mark to market increase to interest expense of $12.2 million and $1.6 million during the three months ended March 31, 2008 and 2007, respectively. Although these interest rate swaps were subject to mark to market accounting through earnings, they were to have effectively fixed, from a cash flow hedge perspective, the interest rate on approximately 86% of the term loan portion of the credit facility through June 30, 2008.

On November 16, 2007, we settled these interest rate swaps in consideration for their cash value of $5.6 million and entered into new interest rate swap arrangements that initially qualified for hedge accounting. As a result of the financial covenant non-compliance for the period ended March 31, 2008, we classified as current on our balance sheet as of March 31, 2008 and December 31, 2007 $658.8 million and $641.2 million, respectively, of the long-term debt under our senior credit facility. Accordingly, because this debt is potentially payable prior to the expiration of the underlying interest rate swaps, hedge accounting under SFAS No. 133 was no longer applicable for these interest rate swaps and the mark to market decrease in their fair value of $12.2 million and $1.9 million was recorded as non-cash charges to interest expense during the first quarter of 2008 and the fourth quarter of 2007. The new interest rate swaps effectively fix, from a cash flow perspective, the interest rate on approximately 85% of the term loan portion of the our credit facility through 2010. As of March 31, 2008, the weighted average interest rate on the effectively fixed portion of the term loan facility was 7.0%; the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 6.31%. In February 2007, the applicable margin for LIBOR term loans, LIBOR revolving loans, Euribor loans and CDOR loans under our senior credit facility increased from 2.50% to 2.75% as a result of Moody’s downgrade of its rating of our senior indebtedness. We estimate that a 1% increase in the LIBOR rate would increase our interest expense on the term debt by approximately $1.0 million on an annual basis through December 31. 2010, the period covered by the interest rate swap agreements. To the extent that we do not enter into a hedging arrangement that effectively fixes the interest rate on a portion of our senior debt after these contracts expire, the interest rate on all of the debt covered by our senior credit facility will fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event, we may have difficulty making interest payments and funding our other costs and our ability to comply with the financial covenants in our credit facility may be adversely affected.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, as of March 31, 2008, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances. However, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as set forth above.

(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On June 7, 2006, a purported class action complaint was filed in the United States District Court for the District of Massachusetts on behalf of a putative class of investors who purchased shares pursuant or traceable to the our initial public offering on or about May 16, 2005 through November 15, 2005 against us, our former Chief Executive Officer and our Chief Financial Officer. An amended complaint was filed on November 3, 2006. The complaint as amended concerns our initial public offering of common stock and alleges violations of Sections 11 and liability under Section 15 of the Securities Act of 1933. The plaintiff seeks rescission rights, attorneys’ fees and other costs and unspecified damages on behalf of a purported class of purchasers of our common stock “pursuant and/or traceable to our IPO on or about May 16, 2005 through November 15, 2005.” The litigation is presently in discovery. We believe that the complaint is without merit and intend to defend the litigation vigorously.

We are involved in various legal matters, which have arisen in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flow.

ITEM 1A.	RISK FACTORS

The risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 have not materially changed.

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

XERIUM TECHNOLOGIES, INC.
(Registrant)

Date: May 8, 2008	By:	/s/ Michael P. O’Donnell
Michael P. O’Donnell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
10.1 (1)	Form of 2008 Shareholder Return Based Restricted Stock Units Agreement under the 2005 Equity Incentive Plan.

10.2(2)	Form of 2008 Time-Based Restricted Stock Units Agreement under the 2005 Equity Incentive Plan.

10.3(3)	Employment Agreement with Stephen R. Light.

10.4(4)	Amendment No. 1 to Employment Agreement between Xerium Technologies, Inc. and Michael O’Donnell dated February 11, 2008.

10.5(5)	Amendment No. 1 to Employment Agreement with Stephen R. Light.

10.6(6)	2008 Time-Based Restricted Stock Units Agreement with Stephen R. Light.

10.7(7)	Amended and Restated Service Contract with Peter Williamson.

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2008, and incorporated herein by reference.
(2)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 7, 2008, and incorporated herein by reference.
(3)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 12, 2008, and incorporated herein by reference.
(4)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 12, 2008, and incorporated herein by reference.
(5)	Filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed on April 8, 2008, and incorporated herein by reference.
(6)	Filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed on April 8, 2008, and incorporated herein by reference.
(7)	Filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed on April 8, 2008, and incorporated herein by reference.