Form 10-Q
period 2008-06-30
XERIUM TECHNOLOGIES INC
filed 2008-08-07
CIK 1287151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of August 4, 2008 was 46,159,428.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Xerium Technologies, Inc.

Condensed Consolidated Balance Sheets—(Unaudited)

(dollars in thousands, except per share data)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$25,388	$24,218
Accounts receivable (net of allowance for doubtful accounts of $4,767 at June 30, 2008 and $5,367 at December 31, 2007)	110,126	113,256
Inventories	118,328	113,136
Prepaid expenses	9,683	6,287
Other current assets	20,908	29,441

Total current assets	284,433	286,338
Property and equipment, net	440,216	421,470
Goodwill	164,637	159,892
Intangible assets	36,778	17,381
Other assets	6,492	6,360

Total assets	$932,556	$891,441

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable	$1,963	$1,676
Accounts payable	46,102	44,842
Accrued expenses	75,742	61,070
Current maturities of long-term debt	17,970	19,253
Long-term debt classified as current	—	641,179

Total current liabilities	141,777	768,020
Long-term debt, net of current maturities and long-term debt classified as current	650,267	4,693
Deferred and long-term taxes	21,327	23,114
Pension, other postretirement and postemployment obligations	92,460	90,749
Other long-term liabilities	6,030	5,917
Commitments and contingencies
Stockholders’ equity (deficit)
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares outstanding as of June 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 46,159,428 and 46,028,003 shares outstanding as of June 30, 2008 and December 31, 2007, respectively	462	460
Paid-in capital	216,408	216,360
Accumulated deficit	(236,102)	(245,511)
Accumulated other comprehensive income	39,927	27,639

Total stockholders’ equity (deficit)	20,695	(1,052)

Total liabilities and stockholders’ equity (deficit)	$932,556	$891,441

See accompanying notes.

Xerium Technologies, Inc.

Condensed Consolidated Income Statements – (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$170,393	$153,660	$329,380	$297,618
Costs and expenses:
Cost of products sold	101,595	89,482	197,250	172,662
Selling	21,847	19,938	42,312	39,391
General and administrative	23,367	16,433	42,057	34,046
Restructuring and impairments	2,718	1,220	3,250	5,353
Research and development	3,196	2,707	6,199	5,261

	152,723	129,780	291,068	256,713

Income from operations	17,670	23,880	38,312	40,905
Interest expense	(1,135)	(11,403)	(26,550)	(23,837)
Interest income	369	248	563	495
Foreign exchange gain (loss)	(875)	(443)	2,634	(839)

Income before provision for income taxes	16,029	12,282	14,959	16,724
Provision for income taxes	1,911	4,604	5,550	6,005

Net income	$14,118	$7,678	$9,409	$10,719

Net income per share:
Basic	$0.31	$0.17	$0.20	$0.24

Diluted	$0.31	$0.17	$0.20	$0.24

Shares used in computing net income per share:
Basic	46,121,323	44,529,632	46,084,995	44,222,766

Diluted	46,211,012	44,624,036	46,189,813	44,345,551

Cash dividends per common share:	$—	$0.1125	$—	$0.3375

See accompanying notes.

Xerium Technologies, Inc.

Condensed Consolidated Statements of Cash Flows - (Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net income	$9,409	$10,719
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	274	1,195
Depreciation	22,152	20,005
Amortization of intangibles	1,807	2,224
Deferred financing cost amortization	2,344	1,818
Unrealized foreign exchange gain on revaluation of debt	(1,476)	(1)
Deferred taxes	(3,012)	5,780
Asset impairment	67	389
Gain on disposition of property and equipment	(269)	(1,145)
Change in fair value of interest rate swaps	(1,548)	1,494
Change in assets and liabilities which provided (used) cash:
Accounts receivable	7,571	7,049
Inventories	859	(5,494)
Prepaid expenses	(2,891)	(3,087)
Other current assets	(4,722)	886
Accounts payable and accrued expenses	11,459	(12,663)
Deferred and other long-term liabilities	(1,012)	910

Net cash provided by operating activities	41,012	30,079
Investing activities
Capital expenditures, gross	(20,886)	(14,415)
Proceeds from disposals of property and equipment	1,033	2,710
Proceeds from (payment for) acquisition, net of cash acquired	144	(511)
Other	—	(4)

Net cash used in investing activities	(19,709)	(12,220)
Financing activities
Net increase in borrowings (maturities of 90 days or less)	168	429
Proceeds from borrowings (maturities longer than 90 days)	349	3,843
Principal payments on debt	(13,500)	(7,413)
Cash dividends on common stock	—	(7,065)
Other	(8,744)	(1,787)

Net cash used in financing activities	(21,727)	(11,993)
Effect of exchange rate changes on cash flows	1,594	2,045

Net increase in cash	1,170	7,911
Cash and cash equivalents at beginning of period	24,218	16,816

Cash and cash equivalents at end of period	$25,388	$24,727

Supplemental schedule of noncash investing and financing activities:
Common stock issued in lieu of cash dividends pursuant to the Dividend Reinvestment Plan	$—	$7,800

See accompanying notes.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

1.	Company History

Xerium Technologies, Inc. (the “Company”) is a leading global manufacturer and supplier of two types of consumable products used primarily in the production of paper – clothing and roll covers. Operations are strategically located in the major paper-making regions of the world, including North America, Europe, South America and Asia-Pacific.

2.	Going Concern and Basis of Presentation

(a) Going Concern

As a result of the Company’s amendment and restatement of its senior credit facility described below, on August 4, 2008, the Company’s independent registered public accounting firm updated its report relating to the Company’s financial statements as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 to remove the explanatory paragraph with respect to the Company’s ability to continue as a going concern and to insert an emphasis paragraph that the conditions that raised substantial doubt about whether the Company will continue as a going concern no longer exist. On August 4, 2008, the Company filed a Current Report on Form 8-K to reflect this update.

The consolidated financial statements as of December 31, 2007 were prepared assuming that the Company would continue as a going concern, which was contingent upon, among other things, the Company’s ability to comply with all debt covenants under its then existing senior credit facility. As the Company was not in compliance with certain financial covenants for the period ended March 31, 2008, the balance sheets as of March 31, 2008 and December 31, 2007 included a reclassification of $658,815 and $641,179, respectively, to reflect as current the long-term debt under the senior credit facility. Additionally, because this debt was potentially payable prior to the expiration of the underlying interest rate swaps, the Company did not qualify for hedge accounting as of December 31, 2007 under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”) and the mark to market changes in their fair value were recorded as non-cash charges or credits, as applicable, to interest expense through June 30, 2008. These mark to market changes resulted in credits to interest expense of $13,704 and $1,548 for the three and six month periods ended June 30, 2008, respectively. See Note 3 for further discussion of derivatives and hedging.

On April 8, 2008, the Company entered into an amendment and waiver agreement with its lenders relating to its senior credit facility pursuant to which the lenders agreed to waive through May 31, 2008 (the “forbearance period”) any past and then existing defaults. On May 30, 2008, prior to the expiration of the waiver, the Company entered into an amendment and restatement of the credit agreement governing its credit facility (Amendment No. 5) (See Note 5). After giving effect to Amendment No. 5, the Company believes that it was in compliance with all financial covenants of its credit facility. Based upon such compliance and other factors, the Company believes that the going concern contingency no longer exists. Thus, the Company reclassified on its balance sheet as of June 30, 2008 the long-term debt under the senior credit facility previously reported as current, to long-term. Additionally, related deferred financing costs that had been classified as other current assets as of December 31, 2007 and March 31, 2008 have been reclassified to intangible assets as of June 30, 2008 in the amount of approximately $21,000 which included approximately $8,500 of deferred financing costs capitalized during the second quarter of 2008 incurred in connection with the amendments.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

2.	Going Concern and Basis of Presentation—(continued)

(b) Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements at June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2007 as reported on Form 10-K on April 8, 2008 and subsequently updated on Form 8-K on August 4, 2008.

Effective January 1, 2008, the Company changed the functional currency of one of its subsidiaries from the British Pound to the Euro. Significant changes in economic facts and circumstances supported this change in functional currency. The change in functional currency was applied on a prospective basis.

3.	Accounting Policies

Derivatives and Hedging

SFAS No. 133 requires companies to record derivatives on their balance sheets as either assets or liabilities measured at their fair value. All changes in the fair value of derivatives are recognized currently in earnings unless specific hedge criteria are met, which requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) for measuring its derivative assets and liabilities, which are measured at fair value on a recurring basis, determined by using observable inputs (Level 2) of the fair value hierarchy prescribed by SFAS No. 157. The adoption of SFAS No. 157 for measuring its derivative assets and liabilities did not have a material impact on the Company’s fair value measurements. The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2008 and are categorized using three levels of fair value hierarchy.

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observables Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives	$8,561	$—	$8,561	$—

Total	$8,561	$—	$8,561	$—

Liabilities
Derivatives	$(4,905)	$—	$(4,905)	$—

Total	$(4,905)	$—	$(4,905)	$—

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

3.	Accounting Policies—(continued)

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

(i) Cash Flow Hedges

The Company had mark to market non-cash credits to interest expense of $13,704 and $69 during the three months ended June 30, 2008 and 2007, respectively and $1,548 during the six months ended June 30, 2008. During the six months ended June 30, 2007 the Company had a noncash charge to interest expense of $1,494.

On November 16, 2007, the Company entered into new interest rate swap arrangements which initially qualified for hedge accounting under SFAS No. 133. As a result of the financial covenant non-compliance for the period ended March 31, 2008 as discussed in Note 2, the debt was potentially payable prior to the expiration of the underlying interest rate swaps, and therefore, the Company did not qualify for hedge accounting as of December 31, 2007 under SFAS No. 133 for these interest rate swaps. Accordingly, the mark to market decrease in their fair value of $12,156 during the first quarter of 2008 and $1,931 during the fourth quarter of 2007, respectively, was recorded as non-cash charges to interest expense during those respective periods. These mark to market changes resulted in credits to interest expense of $13,704 and $1,548 for the three and six month periods ended June 30, 2008, respectively. The new interest rate swaps effectively fixed the interest rate on approximately 85% of the term loan portion of the Company’s credit facility through 2010. As of June 30, 2008, the weighted average interest rate on the effectively fixed portion of the term loan facility was 9.75% and the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 9.15%. The fair value of the interest rate derivative contracts was a liability of $358 at June 30, 2008 (of which $4,324 was included in accrued expenses and $3,966 that was included in other current assets). The fair value at December 31, 2007 was a net liability of $1,931 (of which $2,937 was included in accrued expenses and $1,006 that was included in other current assets). Effective July 1, 2008, the Company was again able to assert that the hedged transactions were probable of occurring and accordingly redesignated the interest rate swaps as cash flow hedges of benchmark interest rate risk on 3-month LIBOR-based interest payments on the hedged debt as of June 30, 2008. As a result, a significant portion of the future mark to market changes on these interest rate swaps is not expected to be charged or credited, as applicable, to interest expense from the period beginning July 1, 2008 and instead are expected to be charged to accumulated other comprehensive income.

The Company, from time to time, enters into forward exchange contracts to fix currencies at specified rates based on expected future cash flows to protect against the fluctuations in cash flows resulting from sales denominated in foreign currency over the next year. The value of these contracts is recognized at fair value based on market exchange forward rates. The fair value of these contracts amounted to an asset of $120 and $417 at June 30, 2008 and December 31, 2007, respectively. The change in fair value of these contracts is included in foreign exchange gain/(loss).

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

3.	Accounting Policies—(continued)

Derivatives and Hedging—(continued)

(ii) Fair Value Hedges

To manage its exposure to fluctuations in foreign currency on intercompany balances and certain purchase commitments, the Company uses foreign exchange forward contracts. The value of these contracts is recognized at fair value based on forward market exchange rates and the change in the fair value of these contracts is included in foreign exchange gain/(loss). Fair value hedges amounted to a net asset of $3,894 at June 30, 2008 (of which $4,475 is included in other current assets and $581 in accrued expenses). As of December 31, 2007, fair value hedges amounted to a net asset of $3,203 (of which $3,321 was included in other current assets and $118 in accrued expenses).

Goodwill

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 requires that goodwill and intangible assets that have indefinite lives not be amortized but, instead, must be tested at least annually for impairment or whenever events or business conditions warrant. As a result of the tests as of December 31, 2007, the Company determined that its goodwill for the roll covers segment was impaired due to expectations of lower profitability and to the increased carrying value of the net assets of the roll covers segment due primarily to currency translation effects thereon. Accordingly, in the fourth quarter of 2007, the Company recorded a non-cash charge for goodwill impairment of $185,300 (and a related tax benefit thereon of $18,285) related to its roll covers segment.

Net Income Per Common Share

Net income per common share has been computed and presented pursuant to the provisions of SFAS No. 128, Earnings per Share (“SFAS No. 128”). Net income per share is based on the weighted-average number of shares outstanding during the period. As of June 30, 2008 and 2007, the Company had outstanding restricted stock units (“RSUs”) (see Note 13). For the three months ended June 30, 2008 and 2007, the diluted average shares outstanding were computed using the average market price for time-based RSUs granted in 2005 and certain time-based RSUs granted in 2008 and the actual grant date market price for non-employee director RSUs. The calculation of diluted earnings per share for 2008 and 2007 excludes the Company’s performance-based RSUs granted in 2005 and 2007 that are based on shareholder return targets because the performance criteria have not been contingently achieved and therefore the RSUs are not contingently issuable. The calculation of earnings per share for the three and six months ended June 30, 2008 also excludes time-based and performance-based RSUs that were approved on January 3, 2008 as these awards were made contingent upon the approval by the Company’s stockholders at or before the Company’s 2008 annual meeting of stockholders of an amendment to the Company’s 2005 Plan to increase the aggregate number of shares of common stock that may be delivered under or in satisfaction of awards under such plan from 2,500,000 to 5,000,000. On August 6, 2008, at the Company’s 2008 annual meeting of stockholders, the stockholders approved an amendment to the Company’s 2005 Plan to increase the aggregate number of shares of common stock that may be delivered under or in satisfaction of awards under such plan from 2,500,000 to 7,500,000. The calculation of diluted earnings per share for the three and six months ended June 30, 2007 also excludes the impact of the Adjusted EBITDA based RSUs granted on March 29, 2007 because at June 30, 2007, the Company determined that it was not probable that the performance conditions underlying these RSUs would be achieved.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

3.	Accounting Policies - (continued)

Net Income Per Common Share—(continued)

The following table sets forth the computation of basic and diluted earnings weighted average shares:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Weighted-average common shares outstanding—basic	46,121,323	44,529,632	46,084,995	44,222,766
Dilutive effect of stock-based compensation awards outstanding	89,689	94,404	104,818	122,785

Weighted-average common shares outstanding—diluted	46,211,012	44,624,036	46,189,813	44,345,551

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

New Accounting Standards

Effective January 1, 2008, the Company partially adopted SFAS No. 157. This statement clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s fair value measurements. The Company adopted this statement for its derivative assets and liabilities, which are measured at fair value on a recurring basis, determined by using observable inputs of the fair value hierarchy prescribed by SFAS No. 157. See “Derivatives and Hedging” above. Financial Accounting Standards Board (FASB) Staff Position SFAS No. 157-2, Effective Date of FASB Statement No. 157, permits the Company to defer the recognition and measurement of its nonfinancial assets and nonfinancial liabilities until January 1, 2009. At June 30, 2008, the Company did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), an amendment of Accounting Research Bulletin (“ARB”) No. 51 (“ARB No. 51”). SFAS No. 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for, and reporting of, transactions between the reporting entity and holders of such noncontrolling interests. Under SFAS No. 160, noncontrolling interests are considered equity and should be reported as an element of consolidated equity. Net income will encompass the total income of all consolidated subsidiaries, and there will be separate disclosure on the face of the statement of operations of the attribution of that income between the controlling and noncontrolling interests; increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008, and earlier application is prohibited. SFAS 160 is required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively. Since essentially all of the Company’s subsidiaries are 100% owned, it does not expect that the adoption of SFAS No. 160 will have a significant impact to its financial statements.

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

4.	Inventories

The components of inventories are as follows at:

	June 30, 2008	December 31, 2007
Raw materials	$26,026	$26,463
Work in process	45,774	44,372
Finished units	46,528	42,301

	$118,328	$113,136

5.	Debt

In connection with the matters discussed in Note 2, on April 8, 2008 and May 30, 2008, the Company amended its senior credit facility agreement with the lenders thereunder. In connection with the amendments, the Company capitalized approximately $8,500 as deferred financing costs which are classified as intangible assets on its balance sheet as of June 30, 2008 and expensed approximately $5,200 to general and administrative expenses during the second quarter of 2008. Under the amended senior credit facility agreement, borrowings under the revolving credit facility and the term loans bear interest at the sum of, as applicable, LIBOR, the Euribor rate or CDOR plus, in each case, the applicable margin. The applicable margin increased from 2.75% to 5.50% through December 31, 2008 with three identified step downs (i.e. to 4.25%, 3.75% and 2.75%) that are contingent upon future improvements in the Company’s credit rating levels beginning January 1, 2009. As a result, as of June 30, 2008, the weighted average interest rate on the effectively fixed portion of the term loan facility was 9.75% and the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 9.15%.

Other key provisions of the amended senior credit facility agreement include the following: (a) dividend payments are prohibited for the term of the agreement; (b) foreign exchange rates are frozen for the purpose of calculating debt for certain covenant purposes; (c) debt paydown requirements and performance reporting requirements have been increased and (d) capital expenditures, restructuring, acquisitions, certain other investments and the use of proceeds from asset and equity sales have been limited.

In March 2008 and 2007, the Company made mandatory debt repayments of approximately $9,400 and $4,100, respectively, based on the difference between its “pre-dividend free cash flow”, as defined in its credit facility agreement, and cash dividends paid in the prior year. The Company also made scheduled quarterly debt payments of approximately $1,800 and $1,700 during the first quarters of 2008 and 2007, respectively and $2,000 and $1,700 during the second quarters of 2008 and 2007, respectively.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

6.	Income Taxes

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. As of December 31, 2007, the Company had a gross unrecognized tax benefit of $5,349. There were no material changes to the unrecognized tax benefit during the three and six months ended June 30, 2008.

The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense, which were immaterial for the six and three month periods ended June 30, 2008 and 2007.

The tax years 2000 through 2007 remain open to examination by the major taxing jurisdictions to which the Company and its subsidiaries are subject.

The Company utilizes the asset and liability method for accounting for income taxes in accordance with SFAS No. 109. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company reduces the deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Information evaluated includes the Company’s financial position and results of operations for the current and preceding years as well as an evaluation of currently available information about future years. Because of the Company’s accumulated loss position in certain tax jurisdictions on June 30, 2008, and the uncertainty of profitability in future periods, the Company continues to have valuation allowances for deferred tax assets primarily related to net operating loss carryforwards in the United States, the United Kingdom and Sweden.

For the three months ended June 30, 2008 and 2007, the provision for income taxes was $1,911 and $4,604, respectively. The decrease in the provision for income taxes for the second quarter of 2008 compared to the second quarter of 2007 was primarily due to (i) minimal tax provision recognition on the change in the fair value of the Company’s interest rate swaps, (ii) decreased profitability in certain of the Company’s foreign tax-paying subsidiaries and (iii) actual operating losses incurred by certain of the Company’s foreign subsidiaries and those in the U.S. that had established valuation allowances. For the six months ended June 30, 2008 and 2007, the provision for income taxes was $5,550 and $6,005, respectively. The decrease was primarily due to lower pretax income during the six months ended June 30, 2008 as compared with the six months ended June 30, 2007.

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

As required by SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003), the following tables summarize the components of net periodic benefit cost:

Defined Benefit Plans
	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Service cost	$1,505	$1,714	$3,026	$3,505
Interest cost	1,665	1,492	3,355	3,060
Expected return on plan assets	(1,200)	(1,084)	(2,402)	(2,293)
Amortization of prior service cost	30	26	59	66
Amortization of net loss	125	170	258	415

Net periodic benefit cost	$2,125	$2,318	$4,296	$4,753

Other Postretirement Benefit Plans
	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Service cost	$132	$172	$264	$344
Interest cost	453	554	906	1,108
Amortization of prior service cost	(140)	(116)	(279)	(232)
Amortization of net (gain) loss	(17)	16	(35)	32

Net periodic benefit cost	$428	$626	$856	$1,252

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

8.	Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income for the periods ended June 30, 2008 and 2007 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net income	$14,118	$7,678	$9,409	$10,719
Foreign currency translation adjustments	6,649	6,600	12,353	9,757
Minimum pension liability/SFAS No. 158 Liability	(158)	(140)	(65)	854
Change in value of derivative instruments	—	(24)	—	(72)

Comprehensive income	$20,609	$14,114	$21,697	$21,258

The components of accumulated other comprehensive income are as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability/SFAS No. 158 Liability (Note 3)	Change in Value of Derivative Instruments (Note 3)	Accumulated Other Comprehensive Income
Balance at December 31, 2007	$29,663	$(2,024)	$—	$27,639
Current period change, net of tax	12,353	(65)	—	12,288

Balance at June 30, 2008	$42,016	$(2,089)	$—	$39,927

9.	Warranties

The Company offers warranties on certain products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The Company estimates the costs that may be incurred under its warranties and records a liability for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. Changes in the Company’s combined short-term and long-term warranty liabilities during the six months ended June 30, 2008 are as follows:

Balance at December 31, 2007	$2,857
Warranties provided during period	798
Settlements made during period	(877)
Changes in liability estimates, including expirations and currency effects	44

Balance at June 30, 2008	$2,822

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(dollars in thousands, except per share Information)

10.	Restructuring and Impairments Expense

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

The table below sets forth for the six months ended June 30, 2008, the significant components and activity under restructuring programs and asset impairments:

	Balance at December 31, 2007	Charges	Write-offs	Currency Effects	Cash Payments	Balance at June 30, 2008
Severance	$2,046	$3,069	$—	$35	$(1,718)	$3,432
Asset impairment	—	67	(67)	—	—	—
Facility costs and other	—	114	—	5	(112)	7

Total	$2,046	$3,250	$(67)	$40	$(1,830)	$3,439

Restructuring and impairments expense by segment, which is not included in Segment Earnings (Loss) in Note 11, is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Clothing	$115	$1,022	$115	$2,720
Roll Covers	1,287	198	1,721	2,633
Corporate	1,316	—	1,414	—

Total	$2,718	$1,220	$3,250	$5,353

During the first and second quarters of 2008, the Company continued its program of streamlining its operating structure and recorded restructuring expenses of $532 and $1,744, respectively, in connection therewith. The Company also expects to incur additional restructuring expenses of approximately $3,000 during the remainder of 2008, primarily related to the integration of the regional management structure in North America and Europe.

Additionally, in April 2008, the Company announced that it will be closing its rolls manufacturing facility in Sweden and transferring production to certain of the Company’s other rolls manufacturing facilities in Europe. Management has evaluated the assets of Sweden for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and determined that no recognition of impairment loss was required. Also during the second quarter of 2008, the Company announced that it will be closing its rolls facility in Sherbrooke, Canada. The Company recorded restructuring expense of $907 in the second quarter of 2008 related to these announcements and expects to incur additional restructuring expenses of approximately $2,500 related thereto during the remainder of 2008.

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

Summarized financial information for the Company’s reportable segments is presented in the tables that follow for the three and six months ended June 30, 2008 and 2007, respectively.

	Clothing	Roll Covers	Corporate	Total
Three Months Ended June 30, 2008:
Net sales	$109,275	$61,118	$—	$170,393
Segment Earnings (Loss)	27,901	15,522	(6,953)
Three Months Ended June 30, 2007:
Net sales	$102,842	$50,818	$—	$153,660
Segment Earnings (Loss)	26,347	14,172	(3,992)

	Clothing	Roll Covers	Corporate	Total
Six Months Ended June 30, 2008:
Net sales	$212,854	$116,526	$—	$329,380
Segment Earnings (Loss)	51,957	29,669	(9,984)
Six Months Ended June 30, 2007:
Net sales	$196,175	$101,443	$—	$297,618
Segment Earnings (Loss)	50,095	26,311	(7,564)

Segment Earnings (Loss) above excludes restructuring and impairments expense.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Provided below is a reconciliation of Segment Earnings (Loss) to income before provision for income taxes for the three and six months ended June 30, 2008 and 2007, respectively.

11.	Business Segment Information—(continued)

	Three Months Ended June 30,
	2008	2007
Segment Earnings (Loss):
Clothing	$27,901	$26,347
Roll Covers	15,522	14,172
Corporate	(6,953)	(3,992)
Non-cash compensation and related expenses	197	(660)
Net interest expense	(766)	(11,155)
Depreciation and amortization	(11,956)	(11,230)
Restructuring and impairments expense	(2,718)	(1,220)
Unrealized foreign exchange gain on revaluation of debt	—	20
Expenses related to debt financing	(5,198)	—

Income before provision for income taxes	$16,029	$12,282

	Six Months Ended June 30,
	2008	2007
Segment Earnings (Loss):
Clothing	$51,957	$50,095
Roll Covers	29,669	26,311
Corporate	(9,984)	(7,564)
Non-cash compensation and related expenses	(274)	(1,195)
Net interest expense	(25,987)	(23,342)
Depreciation and amortization	(23,959)	(22,229)
Restructuring charges	(3,250)	(5,353)
Unrealized foreign exchange gain on revaluation of debt	1,985	1
Expenses related to debt financing	(5,198)	—

Income before provision for income taxes	$14,959	$16,724

12.	Commitments and Contingencies

Stockholder Litigation

On June 7, 2006, a purported class action complaint was filed in the United States District Court for the District of Massachusetts on behalf of a putative class of investors who purchased shares pursuant or traceable to the Company’s initial public offering on or about May 16, 2005 through November 15, 2005 against the Company, its former Chief Executive Officer and its Chief Financial Officer. An amended complaint was filed on November 3, 2006. The complaint as amended concerns the Company’s initial public offering of common stock and alleges violations of Section 11 and liability under Section 15 of the Securities Act of 1933. The plaintiff seeks rescission rights, attorneys’ fees and other costs and unspecified damages on behalf of a purported class of purchasers of the Company’s common stock “pursuant and/or traceable to the Company’s IPO on or about May 16, 2005 through November 15, 2005.” The litigation is presently in discovery. The Company believes that the complaint is without merit and intends to defend the litigation vigorously.

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

Environmental Matters

In connection with the closure of certain manufacturing facilities under its restructuring programs, in 2004, the Company had conducted environmental site assessments which had indicated contamination at two sites. Management believes that both sites have been substantially remediated and no significant further remediation costs are expected to be incurred. Accordingly, during the first and second quarter of 2008, no environmental remediation expenses were incurred nor were any payments made related to these environmental matters. During the first quarter of 2007, the Company reversed $200 of environmental expense that was accrued in previous periods and paid approximately $2,100 related to the environmental remediation. No further payments were made subsequent to the first quarter of 2007. These costs were classified in general and administrative expenses and accrued expenses.

During 2004 through 2007, in relation to these environmental matters, the Company recorded environmental expenses of $7,472 in the aggregate. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of such matters will not have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

13.	Stock-Based Compensation

Effective May 19, 2005, the Company adopted the 2005 Equity Incentive Plan (the 2005 Plan), under which the Board of Directors authorized 2,500,000 shares for grant (subsequently increased to 7,500,000 at the Company’s Annual Meeting of Stockholders on August 6, 2008).

The Company recorded compensation expense (income) related to RSUs of ($197) and $660 for the three months ended June 30, 2008 and 2007, respectively and $274 and $1,195 for the six months ended June 30, 2008 and 2007, respectively.

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

To earn common stock under time-based RSUs granted in 2005, generally the grantee must be employed by the Company through the applicable vesting date, which occurred annually on May 19, 2006, 2007 and 2008. During 2008, the final tranche of these RSUs vested and 70,766 shares of common stock underlying 111,255 time-based RSUs that vested on May 19, 2008 were issued; the remaining 40,489 RSUs were withheld from issuance in connection with minimum tax withholding requirements related to the issuance of such shares to the recipients.

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

On March 29, 2007, under the 2005 Plan, the Company granted an aggregate of 368,350 performance-based RSUs to certain officers and employees of the Company. The awards would have generally vested only if the individual remained employed by the Company through December 31, 2007 and if a performance metric based upon 2007 Adjusted EBITDA, as defined in the Company’s senior credit facility as in effect on March 29, 2007 and with certain adjustments, equaled or exceeded a target level that had been specified by the Compensation Committee of the Board of Directors. If the performance metric equaled or exceeded the target level specified, the RSUs would have vested on the day the Company filed its 2007 Annual Report on Form 10-K. The Company would have been required within thirty days thereafter to issue one share of common stock in respect of each fully vested RSU. The performance metric did not achieve the target level and the RSUs did not vest. Under the provisions of SFAS No. 123R, during 2007, no compensation expense was recorded for the performance-based grants that were based on an Adjusted EBITDA target because the target level was not achieved. Accordingly, these RSUs became available for future issuance under the 2005 Plan on April 8, 2008, the day the Company filed its 2007 Annual Report on Form 10-K.

On May 16, 2007, the Company granted 742,885 performance-based RSUs to certain officers and employees of the Company. Generally, to earn common stock under these performance-based RSUs, defined shareholder return targets must be met over the four years following the grant date and the grantee must be employed by the Company through May 16, 2011.

Annually during 2005, 2006 and 2007, the non-employee directors were granted 12,500 RSUs in the aggregate. In July 2008, they also were granted 48,820 RSUs in the aggregate.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

13.	Stock-Based Compensation—(continued)

On January 3, 2008, the Compensation Committee of the Company’s Board of Directors approved 433,000 performance-based RSU awards (based on shareholder return targets) and 433,000 time-based RSU awards for certain of the Company’s officers under the 2005 Plan, including certain officers that subsequently departed from the Company in February 2008. The officers that departed were contingently approved for an aggregate of 161,000 performance-based RSU awards (based on shareholder return targets) and an aggregate of 161,000 time-based RSU awards. All of these 161,000 performance-based RSUs and 156,529 of these time-based RSUs were cancelled in connection with the departures. The awards approved on January 3, 2008 were made contingent upon the approval by the Company’s stockholders at or before the Company’s 2008 annual meeting of stockholders of an amendment to the Company’s 2005 Plan to increase the aggregate number of shares of common stock that may be delivered under or in satisfaction of awards under such plan from 2,500,000 to 5,000,000. On August 6, 2008, at the Company’s 2008 annual meeting of stockholders, the stockholders approved an amendment to the Company’s 2005 Plan to increase the aggregate number of shares of common stock that may be delivered under or in satisfaction of awards under such plan from 2,500,000 to 7,500,000. The shareholder return based awards will generally only vest if the share price of the Company’s common stock plus dividends paid on the common stock from January 3, 2008 satisfies annual targets that the Compensation Committee has established in respect of the three years following January 3, 2008; and the named officer continues to be employed with the Company through January 3, 2011. The shareholder return based restricted stock units may also vest, in whole or in part, if a change of control (as defined in the awards) occurs and shareholder return based requirements have previously been satisfied or are satisfied based on the transaction price. The time-based restricted stock unit awards are scheduled to vest completely, in nearly equal installments on the first, second, and third anniversaries of January 3, 2008 provided that the named officer continues to be employed by the Company on such dates. Dividends on such time based restricted stock units will be paid at the same rate as dividends on the Company’s common stock, but only in the form of additional restricted stock units. The time based restricted stock units may also vest, in whole or in part, in connection with a change of control (as defined in the awards) and/or termination of employment under the circumstances set forth in the restricted stock unit awards. In accordance with SFAS No. 123R, the Company began recording compensation expense related to these awards on the service inception date of January 3, 2008. Because this date precedes the grant date, under SFAS No. 123R, the accrual of compensation cost for periods before the grant date shall be based on the fair value of the award at the reporting date (June 30, 2008) and will be remeasured at each reporting date until the grant date occurs. In the period in which the grant date occurs, cumulative compensation cost shall be adjusted to reflect the cumulative effect of measuring compensation cost based on the fair value at the grant date rather than the fair value at the reporting date.

The Company also granted a time-based restricted stock unit award to its new chief executive officer with respect to 75,000 shares on February 26, 2008 and 37,500 shares on June 13, 2008, which are scheduled to vest completely, in nearly equal installments on the first, second, and third anniversaries of January 3, 2008 and June 13, 2008, respectively, provided that the named officer continues to be employed by the Company on such dates. These grants are not contingent on an amendment to the 2005 Plan. Additionally, on June 13, 2008, the Company granted a time-based restricted stock unit award to certain of its executive officers with respect to an aggregate 60,000 shares, which are scheduled to vest on the third anniversary of June 13, 2008, provided that the named officers continue to be employed by the Company on that date. This grant is not contingent on an amendment to the 2005 Plan.

Certain time-based RSUs and all non-employee director RSUs automatically adjust to reflect awards of additional RSUs upon payment of dividends by the Company. During the first and second quarters of 2008, no RSUs were awarded in connection with the payment of dividends as no dividends were declared by the Company during either of those quarters.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

13.	Stock-Based Compensation—(continued)

A summary of RSUs outstanding as of June 30, 2008 and their vesting dates is as follows:

	Vesting Dates	Number of RSUs

Time-based RSUs granted May 19, 2005	Final tranche vested May 19, 2008	—

Time-based RSUs granted February 26, 2008	Annually in equal installments on January 3, 2009, January 3, 2010 and January 3, 2011	75,000

Time-based RSUs granted June 13, 2008	With respect to 37,500 RSUs — annually in equal

	installments on June 13, 2009, June 13, 2010 and June 13, 2011; with respect to 60,000 RSUs—June 13, 2011	97,500

Performance-based RSUs granted May 19, 2005 (based on shareholder return targets)	May 19, 2009, assuming performance criteria are achieved	396,256

Performance-based RSUs granted March 29, 2007 (based on Adjusted EBITDA target)	These RSUs became available for future issuance on April 8, 2008, the day the Company filed its 2007 Annual Report on Form 10-K.	—

Performance-based RSUs granted May 16, 2007 (based on shareholder return targets)	May 19, 2011, assuming performance criteria are achieved	541,950

Non-employee directors’ RSUs	Date of grant	42,526

Total RSUs outstanding (1)		1,153,232

RSU activity during the six months ended June 30, 2008 is presented below.

	Number of RSUs	Price Range of Grant-Date Fair Value Price Per RSU	Weighted Average Grant-Date Fair Value Price Per RSU
Outstanding, December 31, 2007	1,975,162	$4.59 -12.01	$9.58
Granted (1)	172,500	5.01 - 5.39	5.22
Forfeited	(800,702)	7.81 -11.66	9.10
Issued or withheld for tax withholding purposes	(193,728)	4.59 -11.66	11.37

Outstanding, June 30, 2008	1,153,232	$5.01 -12.01	$8.96

Vested, June 30, 2008 (2)	42,526	$5.09 -12.01	$9.45

(1)	Excludes the RSUs awarded January 3, 2008 because such awards were contingent upon the approval to increase shares by the Company’s stockholders at or before its 2008 Annual Meeting of Stockholders. On August 6, 2008, at the Company’s Annual Meeting of Stockholders, the stockholders approved an amendment to increase the aggregate number of shares of common stock that may be delivered under or in satisfaction of awards under the 2005 Plan from 2,500,000 to 7,500,000.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

13.	Stock-Based Compensation—(continued)

(2)	Vested RSUs at June 30, 2008 consist entirely of non-employee director RSUs. The common stock underlying these RSUs will be issued to the directors upon termination of their service as members of the Board and/or a change in control, as defined in the 2005 Plan. Subsequently, on July 3, 2008, non-employee directors received an aggregate grant of 48,820 RSUs which vested immediately.

Forfeitures

As the time-based and performance-based RSUs require continued employment up to the time of vesting, the amount of stock-based compensation recognized during a period is required to include an estimate of forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is related to employee attrition and based on a historical analysis of its employee turnover. This analysis is re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will be only for those shares that meet the requirements of continued employment up to the time of vesting. The Company estimates the following forfeiture rates at June 30, 2008:

Forfeiture Rates
Time-based RSUs granted February 26, 2008 and June 13, 2008	65%

Performance-based RSUs granted May 19, 2005 and May 16, 2007 (based on shareholder return targets)	65%

Non-employee directors’ RSUs	Vest immediately upon grant so no forfeiture rate required.

As of June 30, 2008, there was approximately $1,450 of total unrecognized compensation expense related to unvested share-based awards which is expected to be recognized over a weighted average period of 2.4 years.

14.	Dividends

Pursuant to the Company’s dividend policy, the Company’s Board of Directors determined not to declare a dividend on the Company’s common stock in the first quarter of 2008. On May 30, 2008, the Company amended its credit agreement, which prohibits the payment of dividends on its common stock through May 2012, the maturity date of the term loans under the senior credit facility. The Company paid cash dividends of $0.1125 per share and $0.3375 per share during the three and six months ended June 30, 2007, respectively.

15.	Subsequent Event—Removal of Going Concern

As a result of the Company’s amendment and restatement of its senior credit facility as described in Note 2, the Company’s independent registered public accounting firm updated its report relating to the Company’s financial statements as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 to remove the explanatory paragraph with respect to the Company’s ability to continue as a going concern and to insert an emphasis paragraph that the conditions that raised substantial doubt about whether the Company will continue as a going concern no longer exist. On August 4, 2008, the Company filed a Current Report on Form 8-K to reflect this update.

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

•

we are subject to the risk of weaker economic conditions, including current turmoil in the credit markets, including without limitation those affecting the paper industry, in the locations around the world where we conduct business;

•	we may be required to incur significant costs to reorganize our operations in response to market changes in the paper industry;

•

we are subject to the risk of terrorist attacks or an outbreak or escalation of any insurrection or armed conflict involving the United States or any other country in which we conduct business, or any other national or international calamity;

•	we are subject to any future changes in government regulation;

•	we are subject to any changes in U.S. or foreign government policies, laws and practices regarding the repatriation of funds or taxes; and

•	the NYSE may delist our common stock if we are unable to meet the NYSE listing requirements.

Other factors that could materially affect actual results, levels of activity, performance, or achievements can be found in Item 1A in this Quarterly Report on Form 10-Q. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise.

Recent Developments

Our credit facility requires that we meet certain operating requirements and financial ratios in order to avoid a default or event of default under the facility. See “Credit Facility” below. Although we expected we would generate cash flow from operations sufficient to service the debt under the credit facility prior to the stated maturity of the debt if there is not otherwise an event of default and acceleration of the maturity of the debt, we did not satisfy our leverage ratio covenant for the period ended March 31, 2008 that was in effect under our previously existing credit agreement. Failure to satisfy the covenant would constitute a default under our credit facility absent a waiver from our lenders. Our independent registered public accounting firm included an explanatory paragraph in its report on our 2007 consolidated financial statements related to the uncertainty in our ability to continue as a going concern. The inclusion of that paragraph in its report would also constitute a default under our credit facility absent a waiver. On April 8, 2008, we obtained a temporary waiver from the lenders for these defaults. The waiver was in effect until May 31, 2008. On May 30, 2008, prior to the expiration of the waiver, we entered in to an amendment and restatement of the credit agreement governing our credit facility. As a result of the amendment and restatement of our senior credit facility, on August 4, 2008, our independent registered public accounting firm updated its report relating to our financial statements as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 to remove the explanatory paragraph with respect to our ability to continue as a going concern and to insert an emphasis paragraph that the conditions that raised substantial doubt about whether we will continue as a going concern no longer exist. On August 4, 2008, we filed a Current Report on Form 8-K to reflect this update.

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

We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed on a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is selected to fit each individual paper-making machine and process. For the three and six months ended June 30, 2008, our clothing segment represented 64% and 65% of our net sales, respectively.

Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by the paper producer. Roll covers are tailored to each individual paper-making machine and process, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and manufacture spreader rolls. For the three and six months ended June 30, 2008, our roll covers segment represented 36% and 35% of our net sales, respectively.

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

We expect that demand for our products would be positively impacted by global paper production growth, but that such positive impact would be moderated by the level of industry consolidation and paper-machine shutdown activity in North America and Western Europe. We also believe that, in addition to industry consolidation and paper machine shutdown activity in North America and Western Europe, the trend towards new paper machine designs which have fewer rolls and market recognition of extended life of our roll covers products has been and will continue to negatively impact demand for these products and that the volume potential for the roll covers business in North America and Western Europe will diminish. Additionally, we are seeing a trend that paper producers are placing an increasing emphasis on maintenance cost reduction and, as a result, are extending the life of roll covers through additional maintenance cycles before replacing them. Accordingly, we are focused on both expanding our presence in the roll covers business in Asia, as evidenced by our acquisition in November 2007 of two roll covers manufacturing plants in China, and adding related products and services to our offerings. Also, we have begun construction of a clothing manufacturing facility in Vietnam in the fourth quarter of 2007 with the intent to take advantage of what we believe to be high growth potential in that region. We expect to start production in Vietnam during 2009.

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

Sales and Expenses

Sales in both our clothing and roll covers segments are primarily driven by the following factors:

•	The volume of worldwide paper production;

•	Advances in the technology of our products, which can provide value to our customers by improving the efficiency of paper-making machines;

•	Our ability to provide products and services which reduce paper-making machine downtime, while at the same time allowing the manufacture of high quality paper products; and

•	The level of industry consolidation and changes in paper making machines.

Sales in our roll covers segment include our mechanical services business. We have expanded this business in response to demand from paper producers that we perform work on the internal mechanisms of a roll while we refurbish or replace a roll cover. In our clothing segment, a portion of our business has been conducted pursuant to consignment arrangements under which we do not recognize a sale of a product to a customer until the customer places the product into use, which typically occurs some period after the product is shipped to the customer or to a warehouse location near the customer’s facility. We are striving to reduce the number of consignment arrangements and increase the use of standard terms of sale under which we recognize a sale upon product shipment. We expect this effort to be successful over several years.

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

The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $6.2 million and $5.2 million for the six months ended June 30, 2008 and 2007, respectively.

Foreign Exchange

We have a geographically diverse customer base. For the three months ended June 30, 2008, approximately 37% of our sales was in Europe, 34% was in North America, 18% was in Asia-Pacific, 9% was in South America and 2% was in the rest of the world, respectively.

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

Currency fluctuations have a greater effect on the level of our net sales than on the level of our income from operations. For example, for the three months ended June 30, 2008 as compared with the three months ended June 30, 2007, the change in the value of the U.S. Dollar against the currencies we conduct our business in resulted in currency translation increases in net sales and income from operations of $15.4 million and $0.5 million, respectively. Although the results for the three months ended June 30, 2008 reflect a period in which the value of the U.S. Dollar decreased against the currencies in which we conduct the majority of our non-U.S. Dollar denominated business as compared to the three months ended June 30, 2007, we would expect a similar but opposite effect in a period in which the value of the U.S. Dollar increases. For any period in which the value of the U.S. Dollar changes relative to other currencies, we would expect our income from operations to be proportionately affected less than our net sales.

During the three and six months ended June 30, 2008, we conducted business in 11 foreign currencies. The following table provides the average exchange rate for the three and six months ended June 30, 2008 and 2007, respectively, of the U.S. Dollar against each of the five foreign currencies in which we conduct the largest portion of our operations, and indicates the percentage of our net sales for the three and six months ended June 30, 2008 denominated in such foreign currency.

Currency	Average exchange rate of the U.S. Dollar for the three months ended June 30, 2008	Average exchange rate of the U.S. Dollar for the three months ended June 30, 2007	Percentage of net sales for the three months ended June 30, 2008 denominated in such currency
Euro	$1.56 = 1 Euro	$1.35 = 1 Euro	41.7%
Canadian Dollar	$0.99 = 1 Canadian Dollar	$0.91 = 1 Canadian Dollar	7.8%
Brazilian Real	$0.60 = 1 Brazilian Real	$0.50 = 1 Brazilian Real	7.6%
Australian Dollar	$0.94 = 1 Australian Dollar	$0.83 = 1 Australian Dollar	6.4%
British Pound	$1.97 = 1 British Pound	$1.99 = 1 British Pound	3.1%

Currency	Average exchange rate of the U.S. Dollar for the six months ended June 30, 2008	Average exchange rate of the U.S. Dollar for the six months ended June 30, 2007	Percentage of net sales for the six months ended June 30, 2008 denominated in such currency
Euro	$1.53 = 1 Euro	$1.33 = 1 Euro	43.0%
Canadian Dollar	$0.99 = 1 Canadian Dollar	$0.88 = 1 Canadian Dollar	8.0%
Brazilian Real	$0.59 = 1 Brazilian Real	$0.49 = 1 Brazilian Real	7.5%
Australian Dollar	$0.92 = 1 Australian Dollar	$0.81 = 1 Australian Dollar	5.5%
British Pound	$1.97 = 1 British Pound	$1.97 = 1 British Pound	3.0%

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

Our cost reduction efforts between 2002 and 2007 include the closing of nine manufacturing facilities and the movement of certain production from two other facilities. Four facilities were closed in the clothing segment, of which three were in North America and one was in the United Kingdom, and we closed five facilities in the rolls segment, three of which were in North America and two were in the United Kingdom. From 2002 to 2007, we eliminated approximately 500 positions in connection with our cost reduction efforts. As a result of these actions, offset by other changes in workforce, our headcount decreased by approximately 350 positions during that period.

During the first and second quarters of 2008, we continued our program of streamlining our operating structure and recorded restructuring expenses of $0.5 million and $1.8 million, respectively, in connection therewith. We expect to incur additional restructuring expenses of approximately $3 million during the remainder of 2008 related to such measures, primarily related to the integration of the regional management structure in North America and Europe. We expect to continue to review our business to determine if additional actions can be taken to further improve our cost structure.

Additionally, in April 2008, we announced that we will be closing our rolls manufacturing facility in Sweden and transferring production to certain of our other rolls manufacturing facilities in Europe. Also during the second quarter of 2008, we announced that we will be closing our rolls facility in Sherbrooke, Canada. We recorded restructuring expense of $0.9 million in the second quarter of 2008 related to these announcements and expect to incur additional restructuring expenses of approximately $2.5 million related thereto during the remainder of 2008.

In addition, we have also initiated lean manufacturing and procurement initiatives designed to enhance the efficiency of our manufacturing process, which we believe will help offset the effect of inflation on our bottom line following the initial investments required for these initiatives. Costs for these initiatives are reflected in operating expenses.

Results of Operations

The tables that follow set forth for the periods presented certain consolidated operating results and the percentage of net sales they represent:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007
Net sales	$170.4	$153.7	$329.4	$297.6
Cost of products sold	101.6	89.5	197.3	172.7
Selling expenses	21.8	20.0	42.3	39.4
General and administrative expenses	23.4	16.4	42.1	34.0
Restructuring and impairments expenses	2.7	1.2	3.2	5.4
Research and development expenses	3.2	2.7	6.2	5.2

Income from operations	17.7	23.9	38.3	40.9
Interest expense, net	(0.8)	(11.2)	(25.9)	(23.3)
Foreign exchange gain (loss)	(0.9)	(0.4)	2.6	(0.9)

Income before provision for income taxes	16.0	12.3	15.0	16.7
Provision for income taxes	1.9	4.6	5.6	6.0

Net income	$14.1	$7.7	$9.4	$10.7

Percentage of Sales

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	59.6	58.2	59.9	58.0
Selling expenses	12.8	13.0	12.8	13.2
General and administrative expenses	13.7	10.7	12.8	11.4
Restructuring and impairments expenses	1.6	0.8	1.0	1.8
Research and development expenses	1.9	1.8	1.9	1.8

Income from operations	10.4	15.5	11.6	13.8
Interest expense, net	(0.5)	(7.2)	(7.9)	(7.8)
Foreign exchange gain (loss)	(0.5)	(0.3)	0.8	(0.3)

Income before provision for income taxes	9.4	8.0	4.5	5.7
Provision for income taxes	1.1	3.0	1.7	2.0

Net income	8.3%	5.0%	2.8%	3.7%

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007.

Net Sales. Net sales for the three months ended June 30, 2008 increased by $16.7 million, or 10.9%, to $170.4 million from $153.7 million for the three months ended June 30, 2007. For the three months ended June 30, 2008, 64% of our net sales were in our clothing segment and 36% were in our roll covers segment.

In our clothing segment, net sales for the three months ended June 30, 2008 increased by $6.4 million, or 6.2%, to $109.3 million from $102.9 million for the three months ended June 30, 2007 primarily due to favorable currency effects on net sales of $11.3 million related to the translation of sales made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes. This increase was partially offset by (i) unfavorable currency effects on pricing related to sales prices indexed in U.S. Dollars by certain non-U.S. operations of $3.0 million and (ii) decreased sales volume, primarily in North America and Europe, partially offset by increased sales volume in Asia-Pacific. Overall pricing levels in our clothing segment decreased approximately 1% during the three months ended June 30, 2008 as compared with the three months ended June 30, 2007.

In our roll covers segment, net sales for the three months ended June 30, 2008 increased by $10.3 million or 20.3%, to $61.1 million from $50.8 million for the three months ended June 30, 2007. The increase was primarily due to (i) favorable currency effects on net sales of $4.1 million related to the translation of sales made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes and (ii) increased sales volumes in Europe, Asia-Pacific and North America. Overall pricing levels in our roll covers segment decreased by less than 1% during the three months ended June 30, 2008 as compared with the three months ended June 30, 2007.

Cost of Products Sold. Cost of products sold for the three months ended June 30, 2008 increased by $12.1 million, or 13.5%, to $101.6 million from $89.5 million for the three months ended June 30, 2007.

In our clothing segment, cost of products sold increased by $5.5 million, or 9.4%, to $64.1 million for the three months ended June 30, 2008 from $58.6 million for the three months ended June 30, 2007 primarily due to unfavorable currency translation effects of $8.2 million partially offset by the overall decrease in sales volume in this segment and the $0.4 million impact of a lower cost structure, resulting from our restructuring programs, during the three months ended June 30, 2008 as compared with the three months ended June 30, 2007.

In our roll covers segment, cost of products sold increased by $6.6 million, or 21.4%, to $37.5 million for the three months ended June 30, 2008 from $30.9 million for the three months ended June 30, 2007 primarily due to (i) the overall increase in sales volume in this segment during the three months ended June 30, 2008 as compared with the three months ended June 30, 2007 and (ii) unfavorable currency effects of $2.8 million related to the translation of expenses made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes. The increase was partially offset by the $0.5 million impact of a lower cost structure, resulting from our cost reduction programs, during the three months ended June 30, 2008 as compared with the three months ended June 30, 2007.

Selling Expenses. For the three months ended June 30, 2008, selling expenses increased by $1.8 million, or 9.0%, to $21.8 million from $20.0 million for the three months ended June 30, 2007. The increase was primarily due to unfavorable currency translation effects of $2.0 million, partially offset by the $0.5 million impact of a lower cost structure resulting from our restructuring programs during the three months ended June 30, 2008 as compared with the three months ended June 30, 2007.

General and Administrative Expenses. For the three months ended June 30, 2008, general and administrative expenses increased by $7.0 million, or 42.7%, to $23.4 million from $16.4 million for the three months ended June 30, 2007. The increase was primarily due to (i) consulting, legal and bank fees of $5.2 million relating to the amendment of our senior credit facility on May 30, 2008, (ii) increase in management incentive bonus accrual of $1.9 million, (iii) unfavorable currency translation effects of $1.6 million and (iv) a net $1.0 million increase resulting primarily from the gain on sale of buildings in the U.S. and U.K. during the second quarter of 2007. These increases were partially offset by (i) a $0.9 million decrease in compensation expense relating to restricted stock units granted under our 2005 Equity Incentive Plan and (ii) the $0.9 million impact of a lower cost structure resulting from our restructuring programs during the three months ended June 30, 2008 as compared with the three months ended June 30, 2007.

Restructuring and Impairments Expenses. For the three months ended June 30, 2008, restructuring and impairments expenses increased by $1.5 million to $2.7 million from $1.2 million for the three months ended June 30, 2007. Restructuring expenses result from our long-term strategy to reduce production costs and improve long-term competitiveness as described above under “Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities and through headcount reductions. For the three months ended June 30, 2008, restructuring expenses consisted of severance and facility costs of $2.5 million and $0.1 million, respectively.

Research and Development Expenses. For the three months ended June 30, 2008, research and development expenses increased by $0.5 million, or 18.5%, to $3.2 million from $2.7 million for the three months ended June 30, 2007 primarily as a result of our increased focus on new product development during the three months ended June 30, 2008 as compared with the three months ended June 30, 2007.

Interest Expense, Net. Net interest expense for the three months ended June 30, 2008 decreased by $10.4 million, or 92.9%, to $0.8 million from $11.2 million for the three months ended June 30, 2007 primarily due to to the $13.6 million decrease in interest expense recognized in the three months ended June 30, 2008 as compared with the three months ended June 30, 2007 in connection with the change in the fair value of our interest rate swaps. This decrease was partially offset by (i) the effect of increased interest rates during the three months ended June 30, 2008 as compared with the three months ended June 30, 2007 as a result of the amendment of our senior credit facility on May 30, 2008 and (ii) unfavorable currency effects of $0.8 million.

Foreign Exchange Loss. For the three months ended June 30, 2008, we had a foreign exchange loss of $0.9 million compared to a loss of $0.4 million for the three months ended June 30, 2007. The $0.5 million increase was primarily attributable to the manner in which swings in the value of the U.S. Dollar as compared to other currencies, primarily the Euro and the Brazilian Real, affect the reported amount of intercompany transactions. Foreign exchange gains and losses have resulted primarily from hedging and intercompany activity.

Provision for Income Taxes. For the three months ended June 30, 2008 we recorded income tax expense of $1.9 million compared with $4.6 million for the three months ended June 30, 2007. The decrease in the provision for income taxes for the second quarter of 2008 compared to the second quarter of 2007, was primarily due to (i) minimal tax provision recognition on the change in the fair value of our interest rate swaps, (ii) decreased profitability in certain of our foreign tax-paying subsidiaries and (iii) actual operating losses incurred by certain of our foreign subsidiaries and those in the U.S. that had established valuation allowances.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007.

Net Sales. Net sales for the six months ended June 30, 2008 increased by $31.8 million, or 10.7%, to $329.4 million from $297.6 million for the six months ended June 30, 2007. For the six months ended June 30, 2008, 65% of our net sales were in our clothing segment and 35% were in our roll covers segment.

In our clothing segment, net sales for the six months ended June 30, 2008 increased by $16.8 million, or 8.6%, to $212.9 million from $196.1 million for the six months ended June 30, 2007 primarily due to (i) favorable currency effects on net sales of $22.1 million related to the translation of sales made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes. This increase was partially offset by (i) unfavorable currency effects on pricing related to sales prices indexed in U.S. Dollars by certain non-U.S. operations of $6.0 million and (ii) decreased sales volume and pricing levels, primarily in North America and Europe, partially offset by increased sales volume in Asia-Pacific. Overall pricing levels in our clothing segment decreased approximately 1% during the six months ended June 30, 2008 as compared with the six months ended June 30, 2007.

In our roll covers segment, net sales for the six months ended June 30, 2008 increased by $15.0 million, or 14.8%, to $116.5 million from $101.5 million for the six months ended June 30, 2007. The increase was primarily due to (i) favorable currency effects on net sales of $8.0 million related to the translation of sales made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes and (ii) increased sales volumes in Europe, Asia-Pacific and North America. Overall pricing levels in our roll covers segment decreased by slightly less than 2% during the six months ended June 30, 2008 as compared with the six months ended June 30, 2007.

Cost of Products Sold. Cost of products sold for the six months ended June 30, 2008 increased by $24.6 million, or 14.2%, to $197.3 million from $172.7 million for the six months ended June 30, 2007.

In our clothing segment, cost of products sold increased by $15.6 million, or 14.1%, to $126.5 million for the six months ended June 30, 2008 from $110.9 million for the six months ended June 30, 2007 primarily due to unfavorable currency translation effects of $14.1 million and to higher period costs, partially offset by the overall decrease in sales volume in this segment and the $0.6 million impact of a lower cost structure, resulting from our restructuring programs, during the six months ended June 30, 2008 as compared with the six months ended June 30, 2007.

In our roll covers segment, cost of products sold increased by $9.0 million, or 14.6%, to $70.8 million for the six months ended June 30, 2008 from $61.8 million for the six months ended June 30, 2007. The increase in cost of products sold was primarily due to (i) unfavorable currency effects of $5.4 million related to the translation of expenses made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes and (ii) the overall increase in sales volume in this segment during the six months ended June 30, 2008 as compared with the six months ended June 30, 2007. The increase was partially offset by the $1.4 million impact of a lower cost structure, resulting from our cost reduction programs, during the three months ended June 30, 2008 as compared with the three months ended June 30, 2007.

Selling Expenses. For the six months ended June 30, 2008, selling expenses increased by $2.9 million, or 7.4%, to $42.3 million from $39.4 million for the six months ended June 30, 2007. The increase was primarily due to unfavorable currency translation effects of $4.1 million, partially offset by the $1.0 million impact of a lower cost structure resulting from our restructuring programs during the six months ended June 30, 2008 as compared with the six months ended June 30, 2007.

General and Administrative Expenses. For the six months ended June 30, 2008, general and administrative expenses increased by $8.1 million, or 23.8%, to $42.1 million from $34.0 million for the six months ended June 30, 2007. The increase was primarily due to (i) consulting, legal and bank fees of $5.2 million relating to the amendment of our senior credit facility on May 30, 2008, (ii) increase in management incentive bonus accrual of $1.9 million, (iii) unfavorable currency translation effects of $3.4 million and (iv) a net $0.9 million increase resulting primarily from the gain on sale of buildings in the U.S. and U.K. during the second quarter of 2007. These decreases were partially offset by (i) a $0.9 million decrease in compensation expense relating to restricted stock units granted under our 2005 Equity Incentive Plan and (ii) the $1.6 million impact of a lower cost structure resulting from our restructuring programs during the three months ended June 30, 2008 as compared with the three months ended June 30, 2007.

Restructuring Expenses. For the six months ended June 30, 2008, restructuring expenses decreased by $2.2 million, or 40.8%, to $3.2 million from $5.4 million for the six months ended June 30, 2007. Restructuring expenses result from our long-term strategy to reduce costs and improve long-term competitiveness as described above under “Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities and through headcount reductions. For the six months ended June 30, 2008, restructuring expenses consisted of severance costs, asset impairments and facility costs of $3.1 million, $0.1 million and $0.1 million, respectively.

Research and Development Expenses. For the six months ended June 30, 2008, research and development expenses increased by $1.0 million, or 19.2%, to $6.2 million from $5.2 million for the six months ended June 30, 2007 primarily as a result of our increased focus on new product development during the six months ended June 30, 2008 as compared with the six months ended June 30, 2007.

Interest Expense, Net. Net interest expense for the six months ended June 30, 2008 increased by $2.6 million, or 11.2%, to $25.9 million from $23.3 million for the six months ended June 30, 2007. The increase is primarily attributable to (i) increased interest rates during the six months ended June 30, 2008 as compared with the six months ended June 30, 2007 as a result of Moody’s reduced rating of our senior credit facility in February 2007 and to increased interest rates resulting from the amendment of our senior credit facility on May 30, 2008 and (ii) unfavorable currency effects of $1.4 million. These increases were partially offset by the $3.0 million decrease in interest expense recognized in the six months ended June 30, 2008 as compared with the six months ended June 30, 2007 in connection with the change in the fair value of our interest rate swaps.

Foreign Exchange Gain (Loss). For the six months ended June 30, 2008, we had an unrealized foreign exchange gain of $2.6 million compared to a loss of $0.9 million for the six months ended June 30, 2007. The $3.5 million fluctuation was primarily attributable mark to market gains on fair value hedges, including gains on hedges for which the underlying foreign exchange exposure on certain intercompany debt no longer existed in the first quarter of 2008, and gains on hedges on future purchases of equipment. Foreign exchange gains and losses result primarily from hedging and intercompany activities.

Provision for Income Taxes. For the six months ended June 30, 2008, we recorded income tax expense of $5.6 million compared with $6.0 million for the six months ended June 30, 2007. The decrease in the provision for income taxes for the six month ended June 30, 2008 compared to the six months ended June 30, 2007 was primarily due to a decrease in pretax income.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are for working capital, capital expenditures and debt service. We expect to fund our liquidity requirements primarily with cash generated from operations and, to the extent necessary, through borrowings under our credit facility.

Net cash provided by operating activities was $41.0 million for the six months ended June 30, 2008 and $30.1 million for the six months ended June 30, 2007. The $10.9 million increase is principally attributable to working capital changes during the six months of 2008 as compared with the six months of 2007 as we continue to target a reduction in days sales outstanding and increases in inventory turns and days payables outstanding.

Net cash used in investing activities was $19.7 million for the six months ended June 30, 2008 and $12.2 million for the six months ended June 30, 2007. The increase of $7.5 million was primarily due to (i) increased capital equipment spending of $6.5 million in the six months ended June 30, 2008 as compared with the six months ended June 30, 2007 and (ii) a decrease of $1.7 million in proceeds from dispositions of property and equipment during the six months ended June 30, 2008 as compared with the six months ended June 30, 2007 primarily as a result of our sale of buildings in the U.K and in the U.S. in the second quarter of 2007 under our restructuring programs. These decreases were partially offset by (i) proceeds of $0.2 million received in the second quarter of 2008 related to our acquisition of a roll covers operation in China in November 2007 and (ii) the last installment payment made by us during the second quarter of 2007 of $0.5 million related to our purchase of PMA Shoji Co. Ltd. in the third quarter of 2006.

Net cash used in financing activities was $21.7 million for the six months ended June 30, 2008 and $12.0 million for the six months ended June 30, 2007. The increase of $9.7 million was primarily the result of (i) higher debt payments of $6.1 million and decreased borrowing of $3.8 million during the six months ended June 30, 2008 as compared with the six months ended June 30, 2007 and (ii) increased amendment fees and related expenses of $7.1 million during the six months ended June 30, 2008 as compared with the six months ended June 30, 2007. Partially offsetting these increases were cash dividends of $7.1 million that were paid to our shareholders during the six months ended June 30, 2007. No dividends have been paid to our shareholders during 2008; our amended senior credit facility agreement that was entered into during the second quarter of 2008 prohibits the payment of such dividends through May 2012, the term of the agreement.

As of June 30, 2008, there was a $660.2 million balance of term loans outstanding under our senior credit facility. During the six months ended June 30, 2008, we made scheduled principal payments of $3.8 million and a mandatory principal repayment of $9.4 million. In addition, as of June 30, 2008, we had an aggregate of $3.1 million outstanding under our current revolving lines of credit, including the revolving credit facility under our senior credit facility and lines of credit in various foreign countries that are used to facilitate local short-term operating needs and an aggregate of $52.5 million available for additional borrowings under these revolving lines of credit. We had cash and cash equivalents of $25.4 million at June 30, 2008 compared to $24.2 million at December 31, 2007.

CAPITAL EXPENDITURES

For the six months ended June 30, 2008, we had capital expenditures of $20.9 million consisting of growth capital expenditures of $13.8 million and maintenance capital expenditures of $7.1 million. Growth capital expenditures consist of items that are intended to increase the manufacturing, production and/or distribution capacity or efficiencies of our operations in conjunction with the execution of our business strategies. Maintenance capital expenditures are designed to sustain the current capacity or efficiency of our operations and include items relating to the renovation of existing manufacturing or service facilities, the purchase of machinery and equipment for safety and environmental needs and information technology. For the six months ended June 30, 2007, capital expenditures were $14.4 million, consisting of growth capital expenditures of $8.9 million and maintenance capital expenditures of $5.5 million.

We are expanding production capacity in Brazil and building a clothing manufacturing facility in Vietnam, which we began in the fourth quarter of 2007. In connection with our analysis of credit facility compliance issues described below, in the first quarter of 2008 we began an effort to reduce our planned capital expenditures. As part of this effort, we determined to slow the pace of planned capital expenditures for the Vietnam facility and cancelled or rescheduled certain other previously planned capital expenditures. These cancellations did not result in any substantial penalties for us. We now plan to begin production at the Vietnam facility in 2009. We expect capital expenditures for 2008 to be between approximately $38 million and $44 million and expect that capital expenditures in 2009 will be lower than those for 2008.

We analyze our planned capital expenditures based on investment opportunities available to us and our financial and operating performance, and accordingly, actual capital expenditures for 2008 may be more or less than our current expectations.

See “—Credit Facility” below for a description on limitations on capital expenditures imposed by our credit facility.

CREDIT FACILITY

On April 8, 2008, we entered into an amendment and waiver agreement under our credit facility pursuant to which the lenders agreed to waive through May 31, 2008 any past and then existing defaults. On May 30, 2008, prior to the expiration of the waiver, we entered into the amendment and restatement of the credit facility, which revised our financial covenants, interest rate and other matters. The description of the credit facility below describes the facility as amended and restated.

Our credit facility provides for a $50 million senior secured revolving credit facility and for term loans that had a total principal amount of $650 million as of May 2005. Because the term loans include portions denominated in Euros and Canadian dollars, in addition to a U.S. Dollar denominated portion, the aggregate outstanding principal on our term loans is affected by our currency exchange rates as well as principal repayments. The revolving credit facility matures on November 19, 2011, and the term loans mature on May 19, 2012. The credit facility, as amended, is secured by substantially all of our assets and the assets of most of our subsidiaries, subject to legal and tax considerations and requirements.

Borrowings under the revolving credit facility and the term loans bear interest at the sum of, as applicable, LIBOR, the Euribor rate or CDOR plus, in each case, the applicable margin. The applicable margin is set at 5.50% through December 31, 2008. Beginning January 1, 2009, the applicable margin will depend upon our credit rating level: it will be 2.75% if our credit rating is Ba3 or higher by Moody’s and BB- or higher by S&P, 3.75% if our credit rating is B1 by Moody’s or B+ by S&P, 4.25% if our credit rating is B3 or higher but lower than B1 by Moody’s and B- or higher but lower than B+ by S&P, and 5.50% if our credit rating is lower than B3 by Moody’s or lower than B- by S&P. In order to qualify at each level the rating must be with a stable outlook. Our current credit rating is Caa1 by Moody’s and CCC+ by S&P.

On November 16, 2007, we entered into new interest rate swap arrangements which initially qualified for hedge accounting under SFAS No. 133. As a result of the financial covenant non-compliance for the period ended March 31, 2008 as discussed in Note 2, the debt was potentially payable prior to the expiration of the underlying interest rate swaps, and therefore, we did not qualify for hedge accounting as of December 31, 2007 under SFAS No. 133 for these interest rate swaps. Accordingly, the mark to market decrease in their fair value of $12.2 million during the first quarter of 2008 and $1.9 million during the fourth quarter of

2007, respectively, was recorded as non-cash charges to interest expense during those respective periods. These mark to market changes resulted in credits to interest expense of $13.7 million and $1.5 million for the three and six month periods ended June 30, 2008, respectively. For the three and six month periods ended June 30, 2007, mark to market changes resulted in a credit to interest expense of $0.1 million and a charge to interest expense of $1.5 million, respectively. The new interest rate swaps effectively fixed the interest rate on approximately 85% of the term loan portion of our credit facility through 2010. As of June 30, 2008, the weighted average interest rate on the effectively fixed portion of the term loan facility was 9.75%, and the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 9.15%. Effective July 1, 2008, the we were again able to assert that the hedged transactions were probable of occurring and accordingly redesignated the interest rate swaps as cash flow hedges of benchmark interest rate risk on 3-month LIBOR-based interest payments on the hedged debt as of June 30, 2008. As a result, a significant portion of the future mark to market changes on these interest rate swaps is not expected to be charged or credited, as applicable, to interest expense from the period beginning July 1, 2008 and instead is expected to be charged to accumulated other comprehensive income.

The credit facility provides for scheduled quarterly principal payments of the term loans as set out below:

Currency:	USD	Euro	CAD
2008	983,270	556,816	233,795
2009	2,458,174	1,392,040	584,489
2010	3,318,535	1,879,254	789,059
2011	4,055,987	2,296,865	964,406
2012 (first quarter only)	4,916,348	2,784,080	1,168,976

The credit facility also requires us to make additional prepayments of the term loans under the following circumstances:

•

with 100% of the net cash proceeds received by us from any sale, transfer or other disposition of any assets (excluding inventory and certain discontinued manufacturing facilities), subject to an exemption for the reinvestment of up to $3 million of such proceeds within a year of our receipt thereof in long term productive assets of the general type used in our business;

•	with 100% of the net cash proceeds received by us from any insurance recovery or condemnation events, subject to certain exceptions and reinvestment rights;

•	with 75% of the net cash proceeds from the issuance of any common stock, subject to customary exceptions and exempting the first $100,000;

•

with 100% of the net cash proceeds from the incurrence of any indebtedness by us (excluding indebtedness permitted under the credit facility, but including any subordinated indebtedness), subject to customary exceptions; and

•

with 75% of our excess cash on an annual basis; that is, our Adjusted EBITDA minus consolidated interest expense, cash income tax expense, consolidated capital expenditures (subject to certain exceptions), consolidated restructuring costs, cash payments of withholding taxes from proceeds of the repurchase, redemption or retention of common stock and the aggregate amount of scheduled and voluntary payments made during the past fiscal year.

Prior to the effectiveness of the amendment and restatement of our credit facility, the percentage of our annual excess cash required to be prepaid was 40% for 2007, 27.5% for 2008 and 50% for each fiscal year thereafter. We made mandatory principal prepayments from excess cash of $9.4 million and $4.1 million in the first quarters of 2008 and 2007, respectively.

Our credit facility requires that we observe and perform numerous affirmative and negative covenants, including certain financial covenants. For the period ended March 31, 2008, we were in default of our leverage ratio covenant that was in effect prior to the amendment and restatement. Further, our independent registered public accounting firm included an explanatory paragraph in its report on our 2007 consolidated financial statements relating to uncertainty as to our ability to continue as a going concern, which also constituted a default under our credit facility.

The financial covenants per the amended credit facility are now as follows:

Minimum Interest Coverage Ratio: The ratio of four quarter Adjusted EBITDA to interest expense.	Four Fiscal Quarters Ending	Ratio
	March 31, 2008	3.00:1.00
	June 30, 2008	2.75:1.00
	September 30, 2008	2.50:1.00
	December 31, 2008	2.25:1.00
	March 31, 2009 to March 31, 2010	2.00:1.00
	June 30, 2010 to March 31, 2011	2.25:1.00
	June 30, 2011 to December 31, 2011	2.50:1.00
	March 31, 2012	2.75:1.00

Minimum Fixed Charge Coverage Ratio: The ratio of four quarter Adjusted EBITDA to fixed charges (interest expense, scheduled principal payments, and cash taxes).	Four Fiscal Quarters Ending	Ratio
	March 31, 2008	1.85:1.00
	June 30, 2008	1.70:1.00
	September 30, 2008	1.60:1.00
	December 31, 2008 and March 31, 2009	1.40:1.00
	June 30, 2009 to March 31, 2012	1.20:1.00

Maximum Leverage Ratio: The ratio of outstanding debt to four quarter Adjusted EBITDA.	Four Fiscal Quarters Ending	Ratio
	March 31, 2008	4.50:1.00
	June 30, 2008 and September 30, 2008	5.75:1.00
	December 31, 2008 and March 31, 2009	5.50:1.00
	June 30, 2009 and September 30, 2009	5.25:1.00
	December 31, 2009	5.00:1.00
	March 31, 2010 and June 30, 2010	4.75:1.00
	September 30, 2010	4.50:1.00
	December 31, 2010 and March 31, 2011	4.25:1.00
	June 30, 2011 to March 31, 2012	4.00:1.00

At March 31, 2008 we would have been in compliance with these revised covenants.

For the four fiscal quarters ended June 30, 2008 our interest coverage ratio was 3.73:1, our fixed charge coverage ratio was 2.36:1 and our leverage ratio was 3.99:1.

Our credit facility defines consolidated capital expenditures for a particular fiscal year as all expenditures required under GAAP to be included in “purchase of property and equipment” or similar items. The credit facility limits the amount of our consolidated capital expenditures in any given fiscal year to an amount not exceeding $50 million for fiscal year 2008 and $35 million for each of fiscal years 2009, 2010 and 2011, exclusive of capital expenditures paid with net insurance and condemnation proceeds; provided that the maximum amount of consolidated capital expenditures permitted in each fiscal year shall be increased by 50% of the amount below the maximum not spent in the prior fiscal year (determined without reference to any carryover amount); and provided, further, that solely for fiscal year 2008, the maximum amount that may be carried forward to fiscal year 2009 shall equal 100% of the first $10 million of any permitted consolidated expenditures not expended in fiscal year 2008 plus 50% of any remaining expenditures not expended in fiscal year 2008.

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

We entered into interest rate swaps in November 2007 that initially qualified for hedge accounting under SFAS No. 133. As a result of the financial covenant non-compliance for the period ended March 31, 2008 as discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements, we classified as current on our balance sheet as of March 31, 2008 and December 31, 2007 $658.8 million and $641.2 million, respectively, of the long-term debt under our senior credit facility. Accordingly, because this debt was potentially payable prior to the expiration of the underlying interest rate swaps, we did not qualify for hedge accounting as of December 31, 2007 under SFAS No. 133 for these interest rate swaps and the mark to market decrease in their fair value of $12.2 million and $1.9 million was recorded as non-cash charges to interest expense the first quarter of 2008 and the fourth quarter of 2007. These mark to market changes resulted in credits to interest expense of $13.7 million and $1.5 million for the three and six month periods ended June 30, 2008, respectively. Effective July 1, 2008, we were again able to assert that the hedged transactions were probable of occurring and accordingly redesignated the interest rate swaps as cash flow hedges of benchmark interest rate risk on 3-month LIBOR-based interest payments on the hedged debt as of June 30, 2008. As a result, a significant portion of the future mark to market changes on these interest rate swaps is not expected to be charged or credited, as applicable, to interest expense from the period beginning July 1, 2008 and instead is expected to be charged to accumulated other comprehensive income.

SFAS No. 133 requires companies to record derivatives on their balance sheets as either assets or liabilities measured at their fair value. All changes in the fair value of derivatives are recognized currently in earnings unless specific hedge criteria are met, which requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) for measuring our derivative assets and liabilities, which are measured at fair value on a recurring basis, determined by using observable inputs (Level 2) of the fair value hierarchy prescribed by SFAS No. 157. The adoption of SFAS No. 157 for measuring our derivative assets and liabilities did not have a material impact on our fair value measurements.

Financial Accounting Standards Board (FASB) Staff Position SFAS No. 157-2, Effective Date of FASB Statement No. 157, permits us to defer the recognition and measurement of nonfinancial assets and nonfinancial liabilities until January 1, 2009. The partial adoption of SFAS No. 157 did not have a material impact on our fair value measurements. At June 30, 2008, we did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value.

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

Goodwill impairment testing is a two-step process. Step 1 involves comparing the fair value of our reporting unit to its carrying amount. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit carrying amount is greater than the fair value then the second step must be completed to measure the amount of impairment, if any. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.

For the purpose of performing the annual impairment test we allocate all shared assets and liabilities to the business segments based upon the percentage of each segment’s revenue to total revenue. Shared expenses are allocated to each segment to the extent necessary to allow them to operate as independent businesses. Fair value was determined by using a weighted combination of both a market multiple approach and an income approach. The market multiple approach utilizes our proprietary information to determine measures that are used to value its business segments. The income approach is a present value technique used to measure the fair value of future cash flows produced by each business segment. Determining the fair value of a business segment or an indefinite-lived purchased intangible asset is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. We believe that the assumptions and rates used in our annual impairment test under SFAS No. 142 are reasonable, but inherently uncertain. Based on these assessments performed as of December 31, 2007, we determined that our goodwill for the roll covers segment was impaired due to expectations of lower profitability and to the increased carrying value of the net assets of the roll covers segment due primarily to currency translation effects thereon. Accordingly, we recorded a non-cash charge for goodwill impairment of $185.3 million (and a related tax benefit of $18.3 million) related to our roll covers segment in the fourth quarter of 2007. Step 1 of the process indicated that the fair value of the net assets of the roll covers segment was $69.3 million less than their carrying value as of December 31, 2007. Based on the Step 1 result, we proceeded with Step 2. Based on the increase in fair value of tangible and intangible assets over book value of $116.0 million as determined in Step 2, an aggregate impairment of $185.3 million was recorded. There was no goodwill impairment recorded for the clothing segment during the year ended December 31, 2007.

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

We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Relevant evidence, both positive and negative, is considered in determining the need for a valuation allowance. Information evaluated includes our financial position and results of operations for the current and preceding years as well as an evaluation of currently available information about future years. In light of our accumulated loss position in certain tax jurisdictions at June 30, 2008, and the uncertainty of profitability in future periods, we recorded valuation allowances for deferred tax assets primarily related to net operating loss carryforwards in the United States, United Kingdom and Sweden.

In addition, we operate within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits can involve complex issues and rely on estimates and assumptions. These audits may require an extended period of time to resolve and may cover multiple years. Although we believe that the estimates and assumptions are reasonable, the final determination of tax audits and any related litigation could be different than that which is reflected in historical income tax provisions and recorded assets and liabilities.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. We adopted FIN 48 on January 1, 2007 and, accordingly, recorded a cumulative effect increase of $3.3 million to accumulated deficit, an increase of $0.6 million to income taxes payable and an increase of $2.7 million to deferred and long-term taxes for uncertain tax positions upon adoption. Management cannot provide a reasonably reliable estimate of the period of related future payments for which settlement is expected to occur beyond the next twelve months.

NON-GAAP LIQUIDITY MEASURES

We use EBITDA and Adjusted EBITDA as supplementary non-GAAP liquidity measures to assist us in evaluating our liquidity and financial performance, specifically our ability to service indebtedness and to fund ongoing capital expenditures. Our credit facility includes covenants based on Adjusted EBITDA. If our Adjusted EBITDA declines below certain levels, we will violate covenants resulting in a default condition under the credit facility or be required to prepay the credit facility. Neither EBITDA nor Adjusted EBITDA should be considered in isolation or as a substitute for net cash provided by operating activities (as determined in accordance with GAAP) or income (loss) from operations (as determined in accordance with GAAP).

EBITDA is defined as net income (loss) before interest expense, income tax provision (benefit) and depreciation and amortization. Adjusted EBITDA is defined in our credit facility and is EBITDA plus (i) restructuring or related impairment costs (not to exceed $12.0 million in the aggregate for 2007 and $5.0 million in the aggregate in each year thereafter, (ii) reserves for inventory in connection with plant closings, (iii) stock-based and other non-cash compensation charges, charges from forgiveness of loans made to employees in connection with the purchase of equity and any tax gross-up payments made in respect of such loan forgiveness in connection with or prior to the completion of our initial public offering, (iv) certain transaction costs, including costs incurred in connection with our initial public offering and the related debt financing, the legal reorganization of Brazilian subsidiaries and the preparation and closing of the existing credit agreement, (v) consolidated amendment/termination costs, which consist of costs incurred in connection with the consummation of the fourth and fifth amendments to the senior credit facility and the termination of the employment contract of the former Chief Executive Officer and transition to the new Chief Executive Officer, not to exceed $8.0 million in the aggregate, (vi) costs associated with payments to management prior to the completion of our initial public offering in connection with the termination of incentive plans, (vii) non-cash charges resulting from the application of purchase accounting, (viii) non-cash expenses resulting from the granting of stock options, restricted stock or restricted stock unit awards under equity compensation programs solely with respect to our common stock and (ix) expenses incurred not exceeding $7 million per year as a result of the repurchase, redemption or retention of our own common stock earned under equity compensation programs solely in order to make withholding tax payments. For certain historical periods, the amended credit agreement specified Adjusted EBITDA is $35,610, $36,514 and $38,431 for the quarters ended March 31, 2008, December 31, 2007 and September 30, 2007, respectively. For the quarter ended March 31, 2008, the amount reflects an increase of $800 over the originally disclosed amount in the first quarter of 2008, related to the transition to the new Chief Executive Officer. Adjusted EBITDA, as defined in the credit facility and calculated below, may not be comparable to similarly titled measurements used by other companies. The following table provides a reconciliation from net cash provided by operating activities, which is the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA.

	Three Months Ended June 30,
(in thousands)	2008	2007
Net cash provided by operating activities	$11,238	$14,825
Interest expense, net	766	11,155
Net change in operating assets and liabilities	240	11,234
Income tax provision	1,911	4,604
Stock-based compensation	197	(660)
Deferred financing cost amortization	(1,249)	(900)
Deferred taxes	2,251	(6,903)
Asset impairment	(67)	—
Gain on disposition of property and equipment	269	1,223
Unrealized foreign exchange gain on indebtedness, net	(509)	20
Change in fair value of interest rate swaps	13,704	69

EBITDA	28,751	34,667
Unrealized foreign exchange gain on indebtedness, net (D)	—	(20)
Amendment/termination costs (F)	5,198	—
Change in fair value of interest rate swaps (E)	13,704	—
Restructuring expenses	2,651	1,220
Non-cash impairment charges (A)	67	—
Growth program costs (B)	—	1,587
Inventory write-offs under restructuring programs	—	80
Non-cash compensation and related expenses	(197)	660
Non-recurring expenses resulting from cost reduction programs (C)	—	34

Adjusted EBITDA	$50,174	$38,228

	Six Months Ended June 30,
(in thousands)	2008	2007
Net cash provided by operating activities	$41,012	$30,079
Interest expense, net	25,987	23,342
Net change in operating assets and liabilities	(11,264)	12,399
Income tax provision	5,550	6,005
Stock-based compensation	(274)	(1,195)
Deferred financing cost amortization	(2,344)	(1,818)
Deferred taxes	3,012	(5,780)
Asset impairment	(67)	(389)
Gain on disposition of property and equipment	269	1,145
Unrealized foreign exchange gain on indebtedness, net	1,476	1
Change in fair value of interest rate swaps	1,548	(1,494)

EBITDA	64,905	62,295
Unrealized foreign exchange gain on indebtedness, net (D)	(1,985)	(1)
Amendment/termination costs (F)	5,998	—
Change in fair value of interest rate swaps (E)	13,704	—
Change in fair value of other derivatives	(2,126)	—
Restructuring expenses	3,183	4,964
Non-cash impairment charges (A)	67	389
Growth program costs (B)	1,764	2,204
Inventory write-offs under restructuring programs	—	94
Non-cash compensation and related expenses	274	1,195
Non-recurring expenses resulting from cost reduction programs (C)	—	(68)

Adjusted EBITDA	$85,784	$71,072

(A)	In accordance with the definition of Adjusted EBITDA in our credit facility, non-cash impairment charges resulting from application of Statement of Financial Accounting Standards Nos. 142 and 144 have been added back to Adjusted EBITDA.

(B)	In accordance with the definition of Adjusted EBITDA in our credit facility, as amended on May 30, 2008, growth program costs are not added back to Adjusted EBITDA for periods beginning after the quarter ended March 31, 2008. Prior to that period, growth programs were added back to Adjusted EBITDA based upon the credit facility agreement as in effect at that time. Growth programs were those intended to increase productivity and economic efficiency or the market share capacity of the Company, reduce cost structure, improve equipment utilization or provide additional regional capacity to better serve growth markets. These growth program costs for the six months ended June 30, 2008 and for the three and six months ended June 30, 2007 included expenses incurred for our lean manufacturing initiatives, expansion into Vietnam and other growth programs.

(C)	In accordance with the definition of Adjusted EBITDA in our credit facility, as amended on May 30, 2008, non-recurring expenses resulting from cost reduction programs are not added back to Adjusted EBITDA for periods beginning after the quarter ended March 31, 2008. Prior to that period, cost reduction programs were added back to Adjusted EBITDA based upon the credit facility agreement as in effect at that time and were comprised of the following:

(in thousands)	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Environmental charges in connection with facilities closures pursuant to cost reduction programs (1)	$	n/a	$—	$—	$(200)
Certain operating costs incurred in connection with the transition of production operations from closed facilities to other facilities (2)		n/a	34	—	132

Total	$	n/a	$34	$—	$(68)

(1)	For the six months ended June 30, 2007, reflects the reversal of amounts accrued in prior periods.

(2)	For the three and six months ended June 30, 2007, the amount includes added operating costs related to facility closures in Italy.

(D)	In accordance with the definition of Adjusted EBITDA in our credit facility, as amended on May 30, 2008, unrealized foreign exchange gains and losses on indebtedness are not added back to Adjusted EBITDA for periods beginning after the quarter ended March 31, 2008. Prior to that period, such gains and losses are added back to Adjusted EBITDA based upon the credit facility as in effect at that time.

(E)	In accordance with the definition of Adjusted EBITDA in our credit facility agreement, as amended on May 30, 2008, interest expense added back to calculate Adjusted EBITDA excludes, for periods beginning after the quarter ended March 31, 2008, the effect of any non-cash gains and losses resulting from the marking to market of hedging obligations that has been charged to interest expense. Had this amended definition been in place for all periods presented, Adjusted EBITDA would have been $12.2 million lower for the three and six months ended June 30, 2008, respectively and $1.5 million lower for the six months ended June 30, 2007. Impact to the three months ended June 30, 2007 would have been immaterial.

(F)	For the three and six months ended June 30, 2008, amendment/termination costs include $5,198 of costs incurred in connection with the consummation of the fourth and fifth amendments to the credit facility and for the six months ended June 30, 2008, these costs include an $800 increase to Adjusted EBITDA for the first quarter of 2008, in accordance with the agreement with our lenders.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Hedging. We have foreign currency cash flow and earnings exposure with respect to specific sale and intercompany debt transactions denominated in currencies other than the functional currency of the unit incurring the costs associated with such transactions. To mitigate the risks related to these exposures, we utilize forward currency contracts in certain circumstances, to lock in exchange rates with the objective that the gain or loss on the forward contracts will approximate the loss or gain on the transaction or transactions being hedged. We determine whether to enter into hedging arrangements based upon the size of the underlying transaction or transactions, an assessment of the risk of adverse movements in the applicable currencies and the availability of a cost-effective hedging strategy. In South America, substantially all of our sales are indexed to U.S. Dollars, but the associated costs are recorded in the local currencies of the operating units. Generally, we do not hedge this U.S. Dollar exposure as it would not be cost effective due to the relatively inefficient foreign exchange markets for local currencies in that region. To the extent we do not engage in hedging or such hedging is not effective, changes in the relative value of currencies can affect our profitability. The value of these contracts is recognized at fair value based on market exchange forward rates and amounted to a net asset position of $4.0 million at June 30, 2008. These contracts mature at various dates through September 2009.

Relative to foreign currency exposures existing at June 30, 2008, a 10% unfavorable movement in foreign currency exchange rates would not expose us to significant losses in earnings or cash flows because we hedge substantially all of our exposures against fluctuations in foreign currency exchange rates. As of June 30, 2008, we had open foreign currency exchange contracts maturing through September 2009 with total net notional amounts of approximately $12.2 million. At June 30, 2008, we prepared an analysis to determine the sensitivity of our forward foreign exchange contracts to changes in exchange rates. A hypothetical adverse exchange rate movement of 10% against our forward foreign exchange contracts would have resulted in potential net loss in fair value of these contracts of approximately $1.2 million. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices.

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

On November 16, 2007, we settled these interest rate swaps in consideration for their cash value of $5.6 million and entered into new interest rate swap arrangements that initially qualified for hedge accounting. As a result of the financial covenant non-compliance for the period ended March 31, 2008, we classified as current on our balance sheet as of March 31, 2008 and December 31, 2007 $658.8 million and $641.2 million, respectively, of the long-term debt under our senior credit facility. Accordingly, because this debt was potentially payable prior to the expiration of the underlying interest rate swaps, we did not qualify for hedge accounting as of December 31, 2007 under SFAS No. 133 for these interest rate swaps and the mark to market changes in their fair value of $12.2 million and $1.9 million were recorded as non-cash charges to interest expense during the first quarter of 2008 and the fourth quarter of 2007, respectively. These mark to market changes resulted in credits to interest expense of $13.7 million and $1.5 million for the three and six month periods ended June 30, 2008, respectively. For the three and six month periods ended June 30, 2007, mark to market changes resulted in a credit to interest expense of $0.1 million and a charge to interest expense of $1.5 million, respectively. The new interest rate swaps effectively fixed, from a cash flow perspective, the interest rate on approximately 85% of the term loan portion of the our credit facility through 2010. As of June 30, 2008, the weighted average interest rate on the effectively fixed portion of the term loan facility was 9.75%; the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 9.15%. As a result of the amendment of our senior credit facility agreement on May 30, 2008, the applicable margin for LIBOR term loans, LIBOR revolving loans, Euribor loans and CDOR loans under our senior credit facility increased from 2.75% to 5.50%. We estimate that a 1% increase in the LIBOR rate would increase our interest expense on the term debt by approximately $0.9 million on an annual basis through December 31, 2010, the period covered by the interest rate swap agreements. Effective July 1, 2008, we were again able to assert that the hedged transactions were probable of occurring and accordingly redesignated the interest rate swaps as cash flow hedges of benchmark interest rate risk on 3-month LIBOR-based interest payments on the hedged debt as of June 30, 2008. As a result, a significant portion of the future mark to market changes on these interest rate swaps is not expected to be charged or credited, as applicable, to interest expense from the period beginning July 1, 2008 and instead is expected to be charged to accumulated other comprehensive income.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, as of June 30, 2008, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a15(e) and 15d15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances. However, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as set forth above.

(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On June 7, 2006, a purported class action complaint was filed in the United States District Court for the District of Massachusetts on behalf of a putative class of investors who purchased shares pursuant or traceable to our initial public offering on or about May 16, 2005 through November 15, 2005 against us, our former Chief Executive Officer and our Chief Financial Officer. An amended complaint was filed on November 3, 2006. The complaint as amended concerns our initial public offering of common stock and alleges violations of Section 11 and liability under Section 15 of the Securities Act of 1933. The plaintiff seeks rescission rights, attorneys’ fees and other costs and unspecified damages on behalf of a purported class of purchasers of our common stock “pursuant and/or traceable to our IPO on or about May 16, 2005 through November 15, 2005.” The litigation is presently in discovery. We believe that the complaint is without merit and intend to defend the litigation vigorously.

We are involved in various legal matters, which have arisen in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flow.

ITEM 1A.	RISK FACTORS

On April 8, 2008, we entered into an amendment and waiver agreement under our credit facility pursuant to which the lenders agreed to waive through May 31, 2008 the then existing defaults. On May 30, 2008, prior to the expiration of the waiver, we entered into an amendment and restatement of the credit facility, which revised our financial covenants, interest rate and other matters. Accordingly, we are updating below the risk factors that were disclosed in our 2007 Annual Report on Form 10-K.

Risks Relating to our Business and the Industry

A sustained downturn in the paper industry could adversely affect our revenues and profitability.

Historically, demand for our products has been driven primarily by the volume of paper produced on a worldwide basis. The profitability of paper producers has historically been highly cyclical due to wide swings in the price of paper, driven to a high degree by the oversupply of paper during periods when paper producers have more aggregate capacity than the market requires. A sustained downturn in the paper industry, either globally or in a particular region, can cause paper manufacturers to reduce production or cease operations, which could adversely affect our revenues and profitability. Paper producers began in 2000 to take actions that seek to structurally improve the balance between the supply of and demand for paper. As part of these efforts, they have shut down many paper-making machines. Between 2001 and 2004 the bulk of these closures occurred in North America and announcements by paper producers for shutdowns of paper-making machines in North America also occurred from 2005 to 2007, although at a reduced level compared to 2001 through 2004. In 2005, 2006 and 2007, there was an increase in the number of planned shutdowns of paper-making machines in Europe, although not at the level experienced in recent years in North America. During 2005, 2006 and 2007, the sales and profitability of our North American and European operations were adversely affected by these shutdowns. Papermakers continue to experience low levels of profitability, and we believe that further consolidation among papermakers, reducing the number of paper producers, and shutdowns of paper-making machines are expected to occur in Europe and North America until there is a better balance between supply and demand for paper and the profit levels of paper producers improve. Additionally, we are seeing a trend that paper producers are placing an increasingly strong emphasis on maintenance cost reduction and as a result are extending the life of roll covers through additional maintenance cycles before replacing them.

We may be required to reorganize our operations in response to changing conditions in the paper industry, and such actions may require significant expenditures and may not be successful.

In the past few years, we have undertaken various restructuring measures in response to changing market conditions in the paper industry triggered by the decline in paper prices that began in 2001. For example, between January 1, 2003 and December 31, 2007, we incurred costs of approximately $55 million, in addition to approximately $17 million for capital expenditures, in connection with our cost reduction programs, including the closure of nine manufacturing facilities worldwide. We may engage in additional cost reduction programs in the future. We may not recoup the costs of programs we have already initiated, or other programs we may in the future decide to engage in, the costs of which may be significant. We experienced added operating costs resulting from shifting production from certain of our closed facilities to other facilities which adversely impacted our cost of sales by approximately $6.4 million, $5.0 million and $0.1 million in 2005, 2006 and 2007, respectively. In connection with any future plant closures, delays or failures in the transition of production from a closed facility to our other facilities could also adversely affect our financial operations. In addition, our profitability may decline if our restructuring efforts do not sufficiently reduce our future costs while at the same time positioning us to maintain or increase our sales. We also expect to implement cost reduction programs in 2008, primarily in North America and Europe, to improve our manufacturing footprint to match market conditions and efficiencies in our operations. We expect to incur restructuring expenses of approximately $9 million during 2008, primarily related to the integration of the regional management structure in North America and Europe. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cost Reduction Programs”.

Fluctuations in currency exchange rates could adversely affect our revenues, profitability and compliance with our debt covenants.

Our foreign operations expose us to fluctuations in currency exchange rates and currency devaluations. We report our financial results in U.S. Dollars, but a substantial portion of our sales, expenses and debt are denominated in Euros and other currencies. As a result, changes in the relative values of U.S. Dollars, Euros and other currencies will affect our levels of sales and profitability. A decrease in the value of the U.S. Dollar relative to the value of the Euro and these other currencies will affect our financial results since the translation of a certain number of Euros or units of such other currencies into U.S. Dollars for financial reporting purposes will represent more U.S. Dollars. We would expect a similar but opposite effect in a period in which the value of the U.S. Dollar increases. In addition, in the case of sales to customers in certain locations, our sales are denominated in U.S. Dollars or Euros but all or a substantial portion of our associated costs are denominated in a different currency. As a result, changes in the relative values of U.S. Dollars, Euros and any such different currency will affect our profitability. Although in certain circumstances we attempt to hedge our exposure to fluctuations in currency exchange rates, our hedging strategies may not be effective.

In addition, our credit facility contains financial covenants that require us to maintain a minimum interest coverage ratio, a maximum leverage ratio and a minimum fixed charge coverage ratio. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility”. Our ability to comply with these covenants will depend in part upon our reported financial results, which as indicated above are directly affected by currency fluctuations. For example, in the event the value of the U.S. Dollar increases relative to the Euro and other currencies in which we conduct business (and ignoring any other changes affecting our financial performance), the amount of our Adjusted EBITDA will decline. Since each of the financial ratio covenants in our credit facility is calculated by reference to the amount of our Adjusted EBITDA, currency fluctuations alone could lower the amount of our Adjusted EBITDA and therefore affect our ability to remain in compliance with our financial ratio covenants. While we have certain indebtedness denominated in foreign currencies, our credit facility provides that for the purposes of computing debt, which is a part of the calculation of the leverage ratio, indebtedness which is payable in Canadian Dollars or Euros shall be converted into Dollars using the average exchange rate for the period of four consecutive Fiscal Quarters ended March 31, 2008. Accordingly, if the value of the U.S. Dollar increases relative to the Euro or the Canadian Dollar and our Adjusted EBITDA declines as a result of this currency effect, there would not be a corresponding decrease in the amount of our debt for purposes of the maximum leverage ratio covenant calculation.

For additional information about the risks associated with fluctuations in currency exchange rates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign Exchange.”

Increased price competition in our industry could adversely affect our gross margins and net sales.

Historically, we and our competitors have been able to sell clothing and roll covers products and services at favorable prices that reflect the value they deliver to customers. This favorable pricing has been particularly available for our more technologically advanced products, such as forming fabrics, press felts and roll covers. In 2006 and 2007, the financial health of our customers and continued pricing pressure from our competitors required us to reduce prices in some cases, and eliminate or decrease the size of proposed price increases in other cases, resulting in price decreases in both of our business segments. Further pricing pressure from our competitors may require further price decreases or make us unable to effect planned price increases and, thereby, adversely affect our profitability.

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

We have manufacturing facilities in 14 foreign countries. In 2007, we sold products in approximately 63 countries other than the United States. Non-United States sales represented approximately 72% of our net sales. In 2007, we acquired two roll covers plants in China and, in the fourth quarter of 2007, we began construction of a clothing facility in Vietnam. We have not operated facilities in Vietnam or China before, and we may face challenges in hiring employees, in our relations with various parties, including suppliers and governmental agencies, and in production. Any such problems could adversely impact our operating results and delay the commencement of production at the Vietnam facility.

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

The occurrence of any of these conditions could disrupt our business in particular countries or regions of the world, or prevent us from conducting business in particular countries or regions, which could adversely affect our revenues and profitability. In addition, as a holding company we will rely on dividends and other payments or distributions from our subsidiaries to meet our debt obligations. If foreign governments impose limitations on our ability to repatriate funds or impose or increase taxes on remittances or other payments to us, the amount of dividends and other distributions we receive from our subsidiaries could be reduced, which could reduce the amount of cash available to us to meet our debt obligations.

We must continue to innovate and improve our products to maintain our competitive advantage.

Our ability to retain our customers and increase our business depends on our ability to continually develop new, technologically superior products. We cannot assure that our investments in technological development will be sufficient, that we will be able to create and market new products, that such new products will be accepted by our customers or that we will be successful in competing against new technologies developed by competitors.

We believe that market recognition of the extended life of our roll cover products and the trend towards new paper-making machine designs which have fewer rolls will continue to negatively impact the demand for our roll cover products.

We have seen a trend that paper producers are placing an increasingly strong emphasis on maintenance cost reduction and, as a result, are extending the life of roll covers through additional maintenance cycles before replacing them. Market recognition of the extended life of our roll covers products negatively impacts the demand for these products. In addition, we have seen a trend towards new paper-making machine designs which have fewer rolls, also negatively impacting the demand for our roll cover products. If we are not able to offset these negative impacts on the demand for our roll cover products with growth from new roll cover products, the sale of roll cover products in regions which we believe have high growth potential such as China, or from other sources, the volume of our roll cover sales will be adversely affected.

We expect our capital expenditures in 2008 to be less than those in 2007 and capital expenditures in 2009 to be lower than in 2008; this planned reduction in capital expenditures could negatively impact our ability to take advantage of growth opportunities.

We are in the process of building a clothing manufacturing facility in Vietnam. In first quarter of 2008, we determined to slow the pace of planned capital expenditures for the Vietnam facility and currently expect aggregate Company capital expenditures to be less in 2008 as compared to 2007 and for capital expenditures to be lower in 2009 than in 2008. This reduction in capital expenditures could impact our ability to achieve growth. For example, we expect the Vietnam facility to provide a source of products to serve markets in Asia, which we expect to grow faster than more developed markets, and provide products with lower manufacturing costs for certain other markets. Any delays in the completion of this facility may negatively impact our ability to take advantage of the growth potential of clothing products in Asia or to reduce the cost at which we produce products.

As part of our effort to reduce capital expenditures, during the second quarter of 2008, we cancelled or extended delivery terms on certain previously planned capital expenditures and reached an agreement on such cancellations with the supplier. These cancellations did not result in any substantial penalties for us.

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

Our insurance may not sufficiently cover a large judgment against us or a large settlement payment, and is subject to customary deductibles, limits and exclusions.

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

As of December 31, 2007, we had 3,734 employees, approximately 21% of whom were subject to protection of various collective bargaining agreements and approximately 52% of whom were subject to job protection as members of trade unions, employee associations or workers’ councils. Approximately 47% of the employees subject to collective bargaining agreements (or approximately 10% of our total employees) were covered by collective bargaining agreements that expire prior to December 31, 2008. We cannot be certain that we will be able to renew such collective bargaining agreements, or enter into new collective bargaining agreements, which do not adversely affect our operating results and that we will be without production interruptions, including labor stoppages. In addition, approximately 88% of the employees are subject to job protection as members of trade unions, employee associations or workers’ councils (or approximately 46% of our total employees) were subject to arrangements that expire prior to December 31, 2008. We cannot be certain that the terms of employment applicable to such employees will not change in a manner which adversely affects our operating results. We cannot be certain that we will not experience disruptions in our operations as a result of labor disputes or experience other labor relations issues. If we are unable to maintain good relations with our employees, our ability to produce our products and provide services to our customers could be reduced and/or our production costs could increase, either of which could disrupt our business and reduce our profitability.

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

Our growth strategy may include the acquisition of one or more businesses. For example, in November 2007, we acquired a privately held roll covers business in China, a country in which we have not previously operated manufacturing facilities. Any such acquisition involves numerous risks, which may include:

•	difficulty in assimilating the operations, technologies, products and key employees of the acquired businesses;

•	our inability to maintain the existing customers of the acquired business or succeed in selling the products or services of the acquired business to our existing customers;

•	diversion of management’s attention from other business concerns;

•	our entry into regions in which we have not operated in the past where better established competitors may have more experience with the market, political, regulatory and economic environment;

•	our entry into markets in which competitors have a better established market position than the business we acquire;

•	the incurrence of significant expenses in completing the acquisitions; and

•	the assumption of significant liabilities, some of which may be unknown at the time of the acquisition.

Our inability to successfully execute any acquisitions or integrate acquired businesses could have an adverse effect on our business, financial condition and operating results.

Risks Relating to our Capital Structure

We do not anticipate paying a dividend on our common stock in the foreseeable future, which may adversely affect the market price of our common stock.

Our credit facility prohibits the payment of dividends on our common stock. Accordingly, we do not anticipate paying dividends on our common stock for the foreseeable future. The lack of dividend payments may adversely affect the market price of our common stock.

Our credit facility requires that we meet certain financial ratios in order to avoid a default or event of default under the facility.

Our credit facility requires that we meet certain operating requirements and financial ratios in order to avoid a default or event of default under the facility. For the period ended March 31, 2008, we did not satisfy our leverage ratio covenant as previously in effect, and our independent registered public accounting firm included an explanatory paragraph in its report on our 2007 consolidated financial statements related to the uncertainty in our ability to continue as a going concern. Absent a waiver, these matters would constitute defaults under our credit facility. On April 8, 2008, we entered into an amendment and waiver agreement with our lenders relating to our credit facility pursuant to which the lenders agreed to waive through May 31, 2008 any past and then existing defaults. On May 30, 2008, prior to the expiration of the waiver, we entered into an amended credit facility. As a result of the amendment and restatement of our senior credit facility, on August 4, 2008, our independent registered public accounting firm updated its report relating to our financial statements as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 to remove the explanatory paragraph with respect to our ability to continue as a going concern and to insert an emphasis paragraph that the conditions that raised substantial doubt about whether we will continue as a going concern no longer exist. On August 4, 2008, we filed a Current Report on Form 8-K to reflect this update.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility” for the amended financial ratio covenants. There can be no assurance that we will be in compliance with such financial ratios in future periods.

Our credit facility contains restrictive debt covenants that limit our business flexibility by imposing operating and financial restrictions on our operations.

Our credit facility imposes significant operating and financial restrictions on our operations that may restrict our ability to pursue our business strategies. These restrictions prohibit or limit, among other things:

•	the incurrence of additional indebtedness, the payment of cash dividends and the issuance of certain redeemable capital stock;

•	investments and acquisitions;

•	disposition of assets and subsidiary interests;

•	transactions with affiliates;

•	the creation of liens on our assets;

•	consolidations, mergers and transfers of all or substantially all of our assets; and

•	our ability to change the nature of our business.

The terms of our credit facility include other restrictive covenants and prohibit us from prepaying our other indebtedness while indebtedness under the credit facility is outstanding. These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand downturns in our business or take advantage of business opportunities.

We will remain highly leveraged for the foreseeable future, which could impact our financing options and liquidity position.

We have a significant amount of debt. As of June 30, 2008, our total amount of outstanding debt, on a consolidated basis, was $670.2 million. The degree to which we are leveraged on a consolidated basis could have important consequences to the holders of our common stock, including:

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

Our ability to make payments on, refinance or repay our debt, to fund planned capital expenditures or to expand our business will depend largely upon our future operating performance. Our future operating performance is dependent upon our ability to execute our business strategy successfully. Such performance is also subject to general economic, financial and competitive factors, as well as other factors that are beyond our control. There can be no assurance that our future operating performance will generate sufficient cash to support our cash requirements, or that we will not need to reduce capital expenditures or take other actions designed to conserve our cash in order to make payments required to service our indebtedness.

Required payments with respect to our indebtedness will reduce the amount of funds available for other corporate purposes, which could harm our competitiveness and/or limit opportunities to grow our business. As a result of the May 30, 2008 amendment to our credit facility, we expect that in the foreseeable future a significantly greater portion of the cash generated by our business will be used to make required interest and principal payments under our credit facility. For example, based upon our current level of indebtedness and assuming no decrease in the applicable margin, we expect that interest expense and scheduled debt principal payments will increase by approximately $11 million and $1 million, respectively, for the year ended December 31, 2008 and $18 million and $14 million, respectively, for the year ended December 31, 2009.

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

Fluctuations in interest rates could adversely affect our liquidity, operating expenses and results. In addition, our senior credit facility has, and likely any replacement credit facility will have, a variable interest rate. As of December 31, 2007, the outstanding principal amount of the term loan portion of the credit facility was $657.5 million. On November 16, 2007, we entered into new interest rate swaps that effectively fixed, from a cash flow perspective, the interest rate on approximately 85% of the term loan portion of our credit facility through 2010. As of June 30, 2008, the weighted average interest rate on the effectively fixed portion of the term loan facility was 9.75%; the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 9.15%. As a result of the amendment of our senior credit facility agreement on May 30, 2008, the applicable margin for LIBOR term loans, LIBOR revolving loans, Euribor loans and CDOR loans under our senior credit facility increased from 2.75% to 5.50%. We estimate that a 1% increase in the LIBOR rate would increase our interest expense on the term debt by approximately $0.9 million on an annual basis through December 31, 2010, the period covered by the interest rate swap agreements. Effective , 2008, we were again able to assert that the hedged transactions were probable of occurring and accordingly redesignated the interest rate swaps as cash flow hedges of benchmark interest rate risk on 3-month LIBOR-based interest payments on the hedged debt as of June 30, 2008. As a result, a significant portion of the future mark to market changes on these interest rate swaps is not expected to be charged or credited, as applicable, to interest expense from the period beginning July 1, 2008 and instead is expected to be charged to accumulated other comprehensive income.

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

On March 18, 2008 the price of our common stock declined over 70% to $1.15 after the filing of our Form 12b-25 announcing that we would file late our Annual Report on Form 10-K for the year ended December 31, 2007. Some companies that have had volatile market prices for their securities have had securities class action lawsuits filed against them. On June 7, 2006, a purported class action complaint was filed in the United States District Court for the District of Massachusetts on behalf of a putative class of investors who purchased shares pursuant or traceable to our initial public offering on or about May 16, 2005 through November 15, 2005 against us, our former Chief Executive Officer and our Chief Financial Officer. See “Legal Proceedings” above. While we believe that the complaint is without merit, this litigation and other lawsuits, should they be filed against us in the future, could result in substantial costs and a diversion of management’s attention and resources. This could have a material adverse effect on our business, results of operations and financial condition.

If we cannot meet the New York Stock Exchange (“NYSE”) continued listing requirements, the NYSE may delist our common stock which would have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on the NYSE. In the future, we may not be able to meet the continued listing requirements of the NYSE. For example, the continued listing requirements on the NYSE require, among other things; (i) that the average closing price of our common stock be above $1.00 over 30 consecutive trading days and (ii) that our market capitalization be not less than $75 million if at the same time stockholders equity is less than $75 million over 30 consecutive trading days. On March 19, 2008, the price of our common stock traded at a low of $0.91, although the closing price of our shares on August 4, 2008 was $4.82. On August 4, 2008, our global market capitalization was $222.5 million and on June 30, 2008 our stockholders’ equity was $20.7 million, as reflected on the balance sheet included in this report. If we are unable to satisfy the NYSE criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by reducing the liquidity and market price of our common stock, reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing.

As of July 11, 2008, entities associated with Apax Europe IV GP Co. Ltd. (“Apax”) own approximately 54% of our common stock and will therefore have significant influence over our business and significant transactions.

As of July 11, 2008 there were 46,159,428 shares of our common stock outstanding, of which 25,043,764 in the aggregate, or approximately 54% were held by Apax WW Nominees Ltd. and Apax-Xerium APIA LP. As a result Apax and its associated entities have a strong ability to influence our business, policies and affairs. To the extent these entities continue to own in excess of 50% of our common stock, they will have the ability to control the outcome of all elections of directors and any stockholder vote regarding a merger or other extraordinary transaction. Apax has discussed with us the changes to the composition of our board of directors. Although Apax has no contractual rights to nominate any directors, one representative of Apax serves on our board of directors and Apax recommended a nominee for election at our 2008 Annual Meeting of Stockholders to fill a vacancy created when the board voted to increase its size from seven to eight members. In addition, all current non-management directors on our Board of Directors who are not affiliated with Apax are expected to be replaced at an undetermined time following the 2008 Annual Meeting, including those directors who are elected at the 2008 Annual Meeting. As additional suitable candidates for the board are identified, incumbent non-management members of the board not affiliated with Apax are expected to retire and the resulting vacancies are expected to be filled with such candidates, but no such agreements or arrangements have been reached as of the date of this report. Because Apax owns more than 50% of our common stock, we can consider ourselves to be a “Controlled Company” under Section 303A of the New York Stock Exchange Listed Company Manual (the “NYSE Rules”), which means, among other things, that the NYSE Rules do not require us to maintain a majority of independent directors. We cannot be certain that the interests of Apax will be consistent with the interests of other holders of common stock. In addition, this concentration of ownership could have the effect of delaying or preventing a change in control, merger or tender offer, which would deprive shareholders of an opportunity to receive a premium for their shares of common stock and may negatively affect the market price of our common stock. Moreover, Apax either alone or with other existing equity investors could effectively receive a premium for transferring ownership to third parties that would not inure to the benefit of investors.

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

XERIUM TECHNOLOGIES, INC. (Registrant)

Date: August 6, 2008	By:	/s/ Michael P. O’Donnell
Michael P. O’Donnell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

10.1	Amendment No. 5, dated as of May 30, 2008 to the Credit Agreement.

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.