Form 10-Q
period 2008-09-30
XERIUM TECHNOLOGIES INC
filed 2008-11-10
CIK 1287151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2008

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of November 6, 2008 was 46,173,921.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Xerium Technologies, Inc.

Condensed Consolidated Balance Sheets—(Unaudited)

(dollars in thousands, except per share data)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$18,449	$24,218
Accounts receivable (net of allowance for doubtful accounts of $10,392 at September 30, 2008 and $5,367 at December 31, 2007)	97,732	113,256
Inventories	96,245	113,136
Prepaid expenses	6,712	6,287
Other current assets	16,428	29,441

Total current assets	235,566	286,338
Property and equipment, net	400,316	421,470
Goodwill	156,027	159,892
Intangible assets	34,168	17,381
Other assets	6,111	6,360

Total assets	$832,188	$891,441

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable	$8	$1,676
Accounts payable	39,968	44,842
Accrued expenses	78,961	61,070
Current maturities of long-term debt	20,388	19,253
Long-term debt classified as current	—	641,179

Total current liabilities	139,325	768,020
Long-term debt, net of current maturities and long-term debt classified as current	609,241	4,693
Deferred and long-term taxes	13,202	23,114
Pension, other postretirement and postemployment obligations	54,189	90,749
Other long-term liabilities	5,532	5,917
Commitments and contingencies
Stockholders’ equity (deficit)
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares outstanding as of September 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 46,173,921 and 46,028,003 shares outstanding as of September 30, 2008 and December 31, 2007, respectively	462	460
Paid-in capital	216,860	216,360
Accumulated deficit	(214,566)	(245,511)
Accumulated other comprehensive income	7,943	27,639

Total stockholders’ equity (deficit)	10,699	(1,052)

Total liabilities and stockholders’ equity (deficit)	$832,188	$891,441

See accompanying notes.

Xerium Technologies, Inc.

Condensed Consolidated Income Statements—(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$159,307	$153,592	$488,687	$451,210
Costs and expenses:
Cost of products sold	106,513	90,272	303,763	262,934
Selling	20,125	19,747	62,437	59,138
General and administrative	28,265	16,291	70,322	50,337
Restructuring and impairments	3,612	805	6,862	6,158
Research and development	2,910	2,356	9,109	7,617
Curtailment/settlement gains	(39,968)	—	(39,968)	—

	121,457	129,471	412,525	386,184

Income from operations	37,850	24,121	76,162	65,026
Interest expense	(16,963)	(14,386)	(43,513)	(38,223)
Interest income	733	391	1,296	886
Foreign exchange gain (loss)	710	158	3,344	(681)

Income before provision for income taxes	22,330	10,284	37,289	27,008
Provision for income taxes	794	3,208	6,344	9,213

Net income	$21,536	$7,076	$30,945	$17,795

Net income per share:
Basic	$0.47	$0.16	$0.67	$0.40

Diluted	$0.46	$0.16	$0.67	$0.40

Shares used in computing net income per share:
Basic	46,163,605	44,977,352	46,111,390	44,477,059

Diluted	46,327,233	45,028,634	46,208,018	44,576,009

Cash dividends per common share:	$—	$0.1125	$—	$0.45

See accompanying notes.

Xerium Technologies, Inc.

Condensed Consolidated Statements of Cash Flows—(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net income	$30,945	$17,795
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	774	1,773
Depreciation	33,311	30,358
Amortization of intangibles	2,386	3,336
Deferred financing cost amortization	3,539	2,732
Unrealized foreign exchange (gain) loss on revaluation of debt	(2,510)	518
Deferred taxes	(9,419)	3,550
Asset impairment	472	389
Gain on disposition of property and equipment	(2,637)	(1,223)
Change in fair value of interest rate swaps	(1,998)	4,205
Curtailment/settlement gain	(39,968)	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	11,570	4,856
Inventories	13,150	(4,671)
Prepaid expenses	(596)	(2,489)
Other current assets	373	1,686
Accounts payable and accrued expenses	15,155	(13,458)
Deferred and other long-term liabilities	(1,713)	(854)

Net cash provided by operating activities	52,834	48,503

Investing activities
Capital expenditures, gross	(29,145)	(23,320)
Proceeds from disposals of property and equipment	3,566	2,798
Proceeds from (payment for) acquisition, net of cash acquired	144	(511)
Other	(1,700)	(4)

Net cash used in investing activities	(27,135)	(21,037)

Financing activities
Net increase in borrowings (maturities of 90 days or less)	(1,768)	(881)
Proceeds from borrowings (maturities longer than 90 days)	2,381	5,680
Principal payments on debt	(22,205)	(9,132)
Cash dividends on common stock	—	(9,426)
Other	(8,794)	(1,787)

Net cash used in financing activities	(30,386)	(15,546)

Effect of exchange rate changes on cash flows	(1,082)	3,797

Net (decrease) increase in cash	(5,769)	15,717
Cash and cash equivalents at beginning of period	24,218	16,816

Cash and cash equivalents at end of period	$18,449	$32,533

Supplemental schedule of noncash investing and financing activities:

Common stock issued in lieu of cash dividends pursuant to the Dividend Reinvestment Plan	$—	$10,487

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

2. Going Concern and Basis of Presentation

(a) Going Concern

The consolidated financial statements as of December 31, 2007 were prepared assuming that the Company would continue as a going concern, which was contingent upon, among other things, the Company’s ability to comply with all debt covenants under its then existing senior credit facility. As the Company was not in compliance with certain financial covenants for the period ended March 31, 2008, the balance sheets as of March 31, 2008 and December 31, 2007 included a reclassification of $658,815 and $641,179, respectively, to reflect as current the long-term debt under the senior credit facility. Additionally, because this debt was potentially payable prior to the expiration of the underlying interest rate swaps, hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”) was no longer applicable for these interest rate swaps and the mark to market changes in their fair value was recorded as non-cash charges to interest expense through June 30, 2008. These mark to market changes resulted in a credit to interest expense of $1,548 for the six month period ended June 30, 2008. See Note 3 for further discussion of derivatives and hedging.

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

As a result of the Company’s amendment and restatement of its senior credit facility described above, on August 4, 2008, the Company’s independent registered public accounting firm updated its report relating to the Company’s financial statements as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 to remove the explanatory paragraph with respect to the Company’s ability to continue as a going concern and to insert an emphasis paragraph that the conditions that raised substantial doubt about whether the Company will continue as a going concern no longer exist. On August 4, 2008, the Company filed a Current Report on Form 8-K to reflect this update.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

2. Going Concern and Basis of Presentation—(continued)

(b) Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements at September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2007 as reported on Form 10-K on April 8, 2008 and subsequently updated on Form 8-K on August 4, 2008.

Effective January 1, 2008, the Company changed the functional currency of one of its subsidiaries from the British Pound to the Euro. Significant changes in economic facts and circumstances supported this change in functional currency. The change in functional currency was applied on a prospective basis.

3. Accounting Policies

Derivatives and Hedging

SFAS No. 133 requires companies to record derivatives on their balance sheets as either assets or liabilities measured at their fair value. All changes in the fair value of derivatives are recognized currently in earnings unless specific hedge criteria are met, which requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) for measuring its derivative assets and liabilities, which are measured at fair value on a recurring basis, determined by using observable inputs (Level 2) of the fair value hierarchy prescribed by SFAS No. 157. The adoption of SFAS No. 157 for measuring its derivative assets and liabilities did not have a material impact on the Company’s fair value measurements. The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2008 and are categorized using three levels of fair value hierarchy as required.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observables Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives	$1,926	$—	$1,926	$—

Total	$1,926	$—	$1,926	$—

Liabilities
Derivatives	$(6,995)	$—	$(6,995)	$—

Total	$(6,995)	$—	$(6,995)	$—

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

(i) Cash Flow Hedges

As discussed in Note 2, because the debt was potentially payable prior to the expiration of the underlying interest rate swaps, hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”) was no longer applicable for these interest rate swaps and the mark to market changes in their fair value was recorded as non-cash charges to interest expense through June 30, 2008. The Company had a mark to market non-cash credit to interest expense of $1,548 during the six months ended June 30, 2008. Effective July 1, 2008, the Company was again able to assert that the hedged transactions were probable of occurring and accordingly redesignated the interest rate swaps as cash flow hedges of benchmark interest rate risk on 3-month LIBOR-based interest payments on the hedged debt as of June 30, 2008. As a result, the mark to market changes of $3,237 on these interest rate swaps were charged to accumulated other comprehensive income and the related ineffective portion of $450 was credited to interest expense during the three months ended September 30, 2008. The Company had a non-cash charge to interest expense of $4,205 and $2,711 during the nine and three months ended September 30, 2007, respectively.

These interest rate swaps effectively fixed the interest rate on approximately 85% of the term loan portion of the Company’s credit facility through 2010. As of September 30, 2008, the weighted average interest rate on the effectively fixed portion of the term loan facility was 9.74% and the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 9.64%. The fair value of the interest rate derivative contracts was a liability of $4,354 at September 30, 2008 (of which $5,306 was included in accrued expenses and $952 that was included in other current assets). The fair value at December 31, 2007 was a net liability of $1,931 (of which $2,937 was included in accrued expenses and $1,006 that was included in other current assets).

The Company, from time to time, enters into forward exchange contracts to fix currencies at specified rates based on expected future cash flows to protect against the fluctuations in cash flows resulting from sales denominated in foreign currency over the next year. The value of these contracts is recognized at fair value based on market exchange forward rates. The fair value of these contracts amounted to a liability of $915 and an asset of $417 at September 30, 2008 and December 31, 2007, respectively. The change in fair value of these contracts is included in foreign exchange gain/(loss).

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

3. Accounting Policies—(continued)

Derivatives and Hedging—(continued)

(ii) Fair Value Hedges

To manage its exposure to fluctuations in foreign currency on intercompany balances and certain purchase commitments, the Company uses foreign exchange forward contracts. The value of these contracts is recognized at fair value based on forward market exchange rates and the change in the fair value of these contracts is included in foreign exchange gain/(loss). Fair value hedges amounted to a net asset of $200 at September 30, 2008 (of which $974 is included in other current assets and $774 in accrued expenses). As of December 31, 2007, fair value hedges amounted to a net asset of $3,203 (of which $3,321 was included in other current assets and $118 in accrued expenses).

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

Net Income Per Common Share

Net income per common share has been computed and presented pursuant to the provisions of SFAS No. 128, Earnings per Share (“SFAS No. 128”). Net income per share is based on the weighted-average number of shares outstanding during the period. As of September 30, 2008 and 2007, the Company had outstanding restricted stock units (“RSUs”) (see Note 13). For the three months ended September 30, 2008, the diluted average shares outstanding were computed using (i) the average market price for time-based RSUs granted in 2008, (ii) the actual grant date market price for non-employee director RSUs granted annually in 2005 through 2008 and (iii) excludes the Company’s performance-based RSUs granted in 2005, 2007 and 2008 that are based on shareholder return targets because the performance criteria have not been contingently achieved at September 30, 2008 and therefore the RSUs are not contingently issuable.

The following table sets forth the computation of basic and diluted earnings weighted average shares:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Weighted-average common shares outstanding—basic	46,163,605	44,977,352	46,111,390	44,477,059
Dilutive effect of stock-based compensation awards outstanding	163,628	51,282	96,628	98,950

Weighted-average common shares outstanding—diluted	46,327,233	45,028,634	46,208,018	44,576,009

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

3. Accounting Policies—(continued)

New Accounting Standards

Effective January 1, 2008, the Company partially adopted SFAS No. 157. This statement clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s fair value measurements. The Company adopted this statement for its derivative assets and liabilities, which are measured at fair value on a recurring basis, determined by using observable inputs of the fair value hierarchy prescribed by SFAS No. 157. See “Derivatives and Hedging” above. Financial Accounting Standards Board (FASB) Staff Position SFAS No. 157-2, Effective Date of FASB Statement No. 157, permits the Company to defer the recognition and measurement of its nonfinancial assets and nonfinancial liabilities until January 1, 2009. At September 30, 2008, the Company did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value.

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

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

4. Inventories

The components of inventories are as follows at:

	September 30, 2008	December 31, 2007
Raw materials	$21,406	$26,463
Work in process	33,743	44,372
Finished units	41,096	42,301

	$96,245	$113,136

5. Debt

In connection with the matters discussed in Note 2, on April 8, 2008 and May 30, 2008, the Company amended its senior credit facility agreement with the lenders thereunder. In connection with the amendments, the Company capitalized approximately $8,500 as deferred financing costs which were classified as intangible assets on its balance sheet as of June 30, 2008 and expensed approximately $5,200 and $150 to general and administrative expenses during the second and third quarters of 2008, respectively. Under the amended senior credit facility agreement, borrowings under the revolving credit facility and the term loans bear interest at the sum of, as applicable, LIBOR, the Euribor rate or CDOR plus, in each case, plus the applicable margin. The applicable margin increased from 2.75% to 5.50% through December 31, 2008 with three identified step downs (i.e. to 4.25%, 3.75% and 2.75%) that are contingent upon future improvements in the Company’s credit rating levels beginning January 1, 2009. As a result, as of September 30, 2008, the weighted average interest rate on the effectively fixed portion of the term loan facility was 9.74% and the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 9.64%.

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

In March 2008 and 2007, the Company made mandatory debt repayments of approximately $9,400 and $4,100, respectively, based on the difference between its “pre-dividend free cash flow”, as defined in its credit facility agreement, and cash dividends paid in the prior year. The Company also made scheduled quarterly debt payments of approximately $1,800 and $1,700 during the first quarters of 2008 and 2007, respectively, $2,000 and $1,700 during the second quarters of 2008 and 2007, respectively and $2,300 and $2,000 during the third quarters of 2008 and 2007, respectively. Further, the company made a voluntary prepayment in the third quarter of 2008 of approximately $6,100.

6. Income Taxes

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. As of December 31, 2007, the Company had a gross unrecognized tax benefit of $5,349. There were no material changes to the unrecognized tax benefit during the three and nine months ended September 30, 2008.

The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense, which were immaterial for the three and nine month periods ended September 30, 2008 and 2007, respectively.

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

Because of the Company’s accumulated loss position in certain tax jurisdictions (the United States, United Kingdom, Sweden, and Australia) on September 30, 2008, and the uncertainty of profitability in such jurisdictions in future periods, the Company continues to have valuation allowances for deferred tax assets primarily related to net operating loss carryforwards in such jurisdictions.

For the three months ended September 30, 2008 and 2007, the provision for income taxes was $794 and $3,208, respectively. For the nine months ended September 30, 2008 and 2007, the provision for income taxes was $6,344 and $9,213, respectively. The decrease in the effective rate of income taxes to pre-tax income for the third quarter and nine months ended September 30, 2008 compared to the respective periods in 2007 was principally due curtailment/settlements gains recorded relating to the US retiree plans of $40,169 for which no taxes were reflected due to the US valuation allowance as noted above. In addition, tax losses in certain other jurisdictions for which there were valuation allowances were offset by profits in certain of the Company’s foreign tax-paying jurisdictions.

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

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

7. Pensions, Other Postretirement and Postemployment Benefits—(continued)

During the third quarter of 2008, the Company made and communicated the following decisions related to certain of its U.S. pension plans, postretirement benefit plans and 401(k) plans:

a)	Freezing benefit pension accruals under its Pension Plan for U.S. Salaried and Non-Union Hourly Employees (the “Pension Plan”) effective December 31, 2008 so that future service beyond December 31, 2008 will no longer be credited under the Pension Plan. Employees who are vested as of December 31, 2008 will be entitled to their benefit earned as of December 31, 2008. Current employees who are not vested as of December 31, 2008 will be entitled to their benefit earned as of December 31, 2008 upon five years of continuous employment from date of hire.

b)	No longer sponsoring or funding, as of December 31, 2008, its U.S. retiree health insurance program under which the Company currently offers health care benefits to a certain group of retired U.S. employees and their covered dependents and beneficiaries.

c)	The Company will increase its 401(k) plan match in the United States from 4% of eligible compensation to 6% as of January 1, 2009.

As a result of the freezing of benefits under the Pension Plan and no longer sponsoring its U.S. retiree health insurance program, the Company recorded (i) pre-tax curtailment/settlement gains of $39,968 in its income statement during the quarter ended September 30, 2008, a decrease in its pension and postretirement liability of $31,951 as of September 30, 2008 and a charge to other comprehensive income of $8,017. The above amounts also include a loss of $201 as a result of the settlement of a small Canadian pension plan.

As required by SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003), the following tables summarize the components of net periodic benefit cost:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Defined Benefit Plans

Service cost	$1,598	$1,627	$4,624	$5,132
Interest cost	1,663	1,476	5,018	4,535
Expected return on plan assets	(1,200)	(1,084)	(3,602)	(3,377)
Amortization of prior service cost	30	26	89	92
Amortization of net loss	137	195	395	609
Curtailment/settlement gain	(3,451)	—	(3,451)	—

Net periodic benefit cost (gain)	$(1,223)	$2,240	$3,073	$6,991

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Other Postretirement Benefit Plans

Service cost	$132	$172	$395	$516
Interest cost	453	534	1,358	1,642
Amortization of prior service cost	(140)	(116)	(419)	(348)
Amortization of net (gain) loss	(17)	16	(52)	48
Curtailment/settlement gain	(36,517)	—	(36,517)	—

Net periodic benefit cost (gain)	$(36,089)	$606	$(35,235)	$1,858

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

8. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income for the periods ended September 30, 2008 and 2007 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net income	$21,536	$7,076	$30,945	$17,795
Foreign currency translation adjustments	(21,698)	12,177	(9,345)	21,934
Minimum pension liability/SFAS No. 158 Liability	(7,231)	(432)	(7,296)	422
Change in value of derivative instruments	(3,055)	(18)	(3,055)	(90)

Comprehensive income(loss)	$(10,448)	$18,803	$11,249	$40,061

The components of accumulated other comprehensive income are as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability/SFAS No. 158 Liability (Note 3)	Change in Value of Derivative Instruments (Note 3)	Accumulated Other Comprehensive Income
Balance at December 31, 2007	$29,663	$(2,024)	$—	$27,639
Current period change, net of tax	(9,345)	(7,296)	(3,055)	(19,696)

Balance at September 30, 2008	$20,318	$(9,320)	$(3,055)	$7,943

9. Warranties

The Company offers warranties on certain products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The Company estimates the costs that may be incurred under its warranties and records a liability for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. Changes in the Company’s combined short-term and long-term warranty liabilities during the nine months ended September 30, 2008 are as follows:

Balance at December 31, 2007	$2,857
Warranties provided during period	1,191
Settlements made during period	(1,325)
Changes in liability estimates, including expirations and currency effects	(124)

Balance at September 30, 2008	$2,599

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

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

The table below sets forth for the nine months ended September 30, 2008, the significant components and activity under restructuring programs and asset impairments:

	Balance at December 31, 2007	Charges	Write-offs	Currency Effects	Cash Payments	Balance at September 30, 2008
Severance	$2,046	$5,716	$—	$(264)	$(3,253)	$4,245
Asset impairment	—	472	(472)	—	—	—
Facility costs and other	—	674	—	(2)	(672)	—

Total	$2,046	$6,862	$(472)	$(266)	$(3,925)	$4,245

Restructuring and impairments expense by segment, which is not included in Segment Earnings (Loss) in Note 11, is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Clothing	$2,098	$40	$2,214	$2,761
Roll Covers	941	326	2,662	2,958
Corporate	573	439	1,986	439

Total	$3,612	$805	$6,862	$6,158

During the first, second and third quarters of 2008, the Company continued its program of streamlining its operating structure and recorded restructuring expenses of $500, $1,900 and $3,200 , respectively, in connection therewith. Any additional restructuring expenses related to the integration of the regional management structure in North America and Europe are expected to be minimal during the remainder of 2008. The Company expects to continue to review its business to determine if additional actions can be taken to further improve its cost structure. In light of the Company’s assessment of the impact of the global credit crisis and the potential effect on its customers and the industry, and therefore, on the performance of the Company, additional operating structure improvements and related restructuring expenses are being analyzed.

In April 2008, the Company announced that it will be closing its rolls manufacturing facility in Sweden and transferring production to certain of the Company’s other rolls manufacturing facilities in Europe. Management has evaluated the assets of its business in Sweden for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and determined that no recognition of impairment loss was required. Certain assets at our Sweden facility are being redeployed to our roll covering plants in China. Also during the second quarter of 2008, the Company announced that it will be closing its rolls facility in Sherbrooke, Canada. The Company recorded restructuring expense of $900 and $400 in the second and third quarter of 2008, respectively, related to these closures and expects to incur additional restructuring expenses of approximately $3,000 related thereto during the fourth quarter of 2008.

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

Summarized financial information for the Company’s reportable segments is presented in the tables that follow for the three and nine months ended September 30, 2008 and 2007, respectively.

	Clothing	Roll Covers	Corporate	Total
Three Months Ended September 30, 2008:
Net sales	$104,416	$54,891	$—	$159,307
Segment Earnings (Loss)	39,463	16,484	(1,054)

Three Months Ended September 30, 2007:
Net sales	$103,968	$49,624	$—	$153,592
Segment Earnings (Loss)	27,789	13,133	(3,276)

	Clothing	Roll Covers	Corporate	Total
Nine Months Ended September 30, 2008:
Net sales	$317,270	$171,417	$—	$488,687
Segment Earnings (Loss)	91,420	46,152	(11,038)

Nine Months Ended September 30, 2007:
Net sales	$300,142	$151,068	$—	$451,210
Segment Earnings (Loss)	77,884	39,444	(10,840)

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

11. Business Segment Information—(continued)

Segment Earnings (Loss) above excludes restructuring and impairments expense.

Provided below is a reconciliation of Segment Earnings (Loss) to income before provision for income taxes for the three and nine months ended September 30, 2008 and 2007, respectively.

	Three Months Ended September 30,
	2008	2007
Segment Earnings (Loss):
Clothing	$39,463	$27,789
Roll Covers	16,484	13,133
Corporate	(1,054)	(3,276)
Non-cash compensation and related expenses	(500)	(578)
Net interest expense	(16,230)	(13,995)
Depreciation and amortization	(11,738)	(11,465)
Restructuring and impairments expense	(3,612)	(805)
Unrealized foreign exchange gain on revaluation of debt	—	(519)
Expenses related to debt financing	(483)	—

Income before provision for income taxes	$22,330	$10,284

	Nine Months Ended September 30,
	2008	2007
Segment Earnings (Loss):
Clothing	$91,420	$77,884
Roll Covers	46,152	39,444
Corporate	(11,038)	(10,840)
Non-cash compensation and related expenses	(774)	(1,773)
Net interest expense	(42,217)	(37,337)
Depreciation and amortization	(35,697)	(33,694)
Restructuring and impairments expense	(6,862)	(6,158)
Unrealized foreign exchange gain on revaluation of debt	1,985	(518)
Expenses related to debt financing	(5,680)	—

Income before provision for income taxes	$37,289	$27,008

12. Commitments and Contingencies

Stockholder Litigation

On June 7, 2006, a purported class action complaint was filed in the United States District Court for the District of Massachusetts on behalf of a putative class of investors who purchased shares pursuant or traceable to the Company’s initial public offering on or about May 16, 2005 through November 15, 2005 against the Company, its former Chief Executive Officer and its Chief Financial Officer. An amended complaint was filed on November 3, 2006. The complaint as amended concerns the Company’s initial public offering of common stock and alleges violations of Section 11 and liability under Section 15 of the Securities Act of 1933. The plaintiff seeks rescission rights, attorneys’ fees and other costs and unspecified damages on behalf of a purported class of purchasers of the Company’s common stock “pursuant and/or traceable to the Company’s IPO on or about May 16, 2005 through November 15, 2005.” On November 3, 2008, the Company agreed to a settlement with the plaintiffs, without admitting liability of any kind. The settlement is subject to preliminary and final approval by the Court. If the settlement is preliminarily approved, notice will be provided to the settlement class and a date for a fairness hearing will be set by the Court. The settlement amount is covered by our Directors and Officers insurance and is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flow. Expenses related to this complaint have been deminimus during 2008.

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

Environmental Matters

During the third quarter, the Company, while evaluating its facility in Australia, discovered the possibility of contamination at the facility. Subsequently the Company had a preliminary evaluation performed, which confirmed the existence of contamination and estimated preliminary costs to remediate this facility. Based upon this evaluation, the Company has accrued $4,100 as its best estimate of the remediation costs it expects to incur.

In connection with the closure of certain manufacturing facilities under its restructuring programs, in 2004, the Company had conducted environmental site assessments which had indicated contamination at two sites. Management believes that both sites have been substantially remediated and no significant further remediation costs are expected to be incurred. Accordingly, during 2008, no environmental remediation expenses were incurred nor were any payments made related to these environmental matters. During 2004 through 2007, in relation to these environmental matters, the Company recorded and paid environmental expenses of approximately $7,500 in the aggregate. These costs were classified in general and administrative expenses.

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

The Company recorded compensation expense related to RSUs of $500 and $578 for the three months ended September 30, 2008 and 2007, respectively and $774 and $1,773 for the nine months ended September 30, 2008 and 2007, respectively.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company has used the straight-line attribution method to recognize expense for RSUs granted after December 31, 2005. The Company used the graded attribution method to recognize expense for all RSUs granted prior to the adoption of SFAS No. 123R.

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

On January 3, 2008, the Compensation Committee of the Company’s Board of Directors approved 433,000 performance-based RSU awards (based on shareholder return targets) and 433,000 time-based RSU awards for certain of the Company’s officers under the 2005 Plan, which were made contingent upon the approval by the Company’s stockholders at or before the Company’s 2008 annual meeting of stockholders of an amendment to the Company’s 2005 Plan to increase the aggregate number of shares of common stock that may be delivered under or in satisfaction of awards under such plan from 2,500,000 to 5,000,000. On August 6, 2008, at the Company’s 2008 annual meeting of stockholders, the stockholders approved an amendment to the Company’s 2005 Plan to increase the aggregate number of shares of common stock that may be delivered under or in satisfaction of awards under such plan from 2,500,000 to 7,500,000. The shareholder return based awards will generally only vest if the share price of the Company’s common stock plus dividends paid on the common stock from January 3, 2008 satisfies annual targets that the Compensation Committee has established in respect of the three years following January 3, 2008; and the named officer continues to be employed with the Company through January 3, 2011. The shareholder return based restricted stock units may also vest, in whole or in part, if a change of control (as defined in the awards) occurs and shareholder return based requirements have previously been satisfied or are satisfied based on the transaction price. The time-based restricted stock unit awards are scheduled to vest completely, in nearly equal installments on the first, second, and third anniversaries of January 3, 2008 provided that the named officer continues to be employed by the Company on such dates. Dividends on such time based restricted stock units will be paid at the same rate as dividends on the Company’s common stock, but only in the form of additional restricted stock units. The time based restricted stock units may also

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

13. Stock-Based Compensation—(continued)

vest, in whole or in part, in connection with a change of control (as defined in the awards) and/or termination of employment under the circumstances set forth in the restricted stock unit awards, under which 14,493 shares of common stock underlying 21,722 time-based RSUs were issued during the third quarter of 2008; the remaining 7,229 RSUs were withheld from issuance in connection with minimum tax withholding requirements related to the issuance of such shares to the recipients.

In accordance with SFAS No. 123R, the Company began recording compensation expense related to these awards on the service inception date of January 3, 2008. Because this date preceded the grant date of August 6, 2008, under SFAS No. 123R, the accrual of compensation cost for periods before the grant date was based on the fair value of the award at each reporting date. Compensation cost was adjusted at August 6, 2008 to reflect the cumulative effect of measuring compensation cost based on the fair value at the grant date. The grant-date fair value of the performance-based RSUs was determined by using a Monte Carlo pricing model and the following assumptions:

Expected term	Three years
Expected volatility	44%
Expected dividends	None
Risk-free interest rate	2.64%

(i) Expected term. Performance-based RSUs awarded on January 3, 2008 expire January 3, 2011.

(ii) Expected volatility. The Company is responsible for estimating the volatility of the price of its common stock and has considered a number of factors, including third party estimates, to determine its expected volatility. The Company performed a peer group analysis of historical and implied volatility measures and determined to use a 44% volatility assumption, which is the midpoint of the range developed by looking at the peer group.

(iii) Expected dividends. No dividends are permitted to be paid on the Company’s common stock through May 2012, the maturity date of the term loans under the senior credit facility.

(iv) Risk-free interest rate. The yield on zero-coupon U.S. Treasury securities for the period that is commensurate with the expected term of three years.

The Company also granted a time-based restricted stock unit award to its new chief executive officer with respect to 75,000 shares on February 26, 2008 and 37,500 shares on June 13, 2008, which are scheduled to vest completely, in nearly equal installments on the first, second, and third anniversaries of January 3, 2008 and June 13, 2008, respectively, provided that the named officer continues to be employed by the Company on such dates. These grants are not contingent on an amendment to the 2005 Plan. Additionally, on June 13, 2008, the Company granted a time-based restricted stock unit award to certain of its executive officers with respect to an aggregate 60,000 shares, which are scheduled to vest on the third anniversary of June 13, 2008, provided that the named officers continue to be employed by the Company on that date. This grant is not contingent on an amendment to the 2005 Plan. During the third quarter of 2008, the Company granted to certain employees 11,175 time-based restricted stock units that vest annually from the grant date over a period of three to four years.

Certain time-based RSUs and all non-employee director RSUs automatically adjust to reflect awards of additional RSUs upon payment of dividends by the Company. During the first, second and third quarters of 2008, no RSUs were awarded in connection with the payment of dividends as no dividends were declared by the Company during any of those quarters.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

13. Stock-Based Compensation—(continued)

RSU activity during the nine months ended September 30, 2008 is presented below.

	Number of RSUs	Price Range of Grant-Date Fair Value Price Per RSU	Weighted Average Grant-Date Fair Value Price Per RSU
Outstanding, December 31, 2007	1,975,162	$4.59 - 12.01	$9.58
Granted	1,098,495	3.77 - 5.40	5.30
Forfeited	(1,559,647)	5.40 -11.66	8.18
Issued or withheld for tax withholding purposes	(215,450)	4.59 -11.66	10.77

Outstanding, September 30, 2008	1,298,560	$3.77 -12.01	$7.44

Vested, September 30, 2008 (1)	91,346	$3.77 -12.01	$6.42

(1)	Vested RSUs at September 30, 2008 consist entirely of non-employee director RSUs. The common stock underlying these RSUs will be issued to the directors upon termination of their service as members of the Board and/or a change in control, as defined in the 2005 Plan. The total grant-date fair value of such non-employee directors RSUs that vested during the nine months ended September 30, 2008 was $184.

A summary of RSUs outstanding as of September 30, 2008 and their vesting dates is as follows:

	Vesting Dates	Number of RSUs
Time-based RSUs granted May 19, 2005	Final tranche vested May 19, 2008	—

Time-based RSUs granted February 26, 2008	Annually in equal installments on January 3, 2009, January 3, 2010 and January 3, 2011	75,000

Time-based RSUs granted June 13, 2008	With respect to 37,500 RSUs — annually in equal installments on June 13, 2009, June 13, 2010 and June 13, 2011; with respect to 60,000 RSUs—June 13, 2011	97,500

Time-based RSUs granted August 5, 2008	Annually in equal installments over three or four years, as applicable.	11,175

Time-based RSUs granted August 6, 2008 (contingently awarded on January 3, 2008)	Annually in equal installments on January 3, 2009, January 3, 2010 and January 3, 2011	186,000

Performance-based RSUs granted May 19, 2005 (based on shareholder return targets)	May 19, 2009, assuming performance criteria are achieved	229,589

Performance-based RSUs granted March 29, 2007 (based on Adjusted EBITDA target)	These RSUs became available for future issuance on April 8, 2008, the day the Company filed its 2007 Annual Report on Form 10-K.	—

Performance-based RSUs granted May 16, 2007 (based on shareholder return targets)	May 19, 2011, assuming performance criteria are achieved	421,950

Performance-based RSUs granted August 6, 2008 (based on shareholder return targets) (contingently awarded on January 3, 2008)	January 3, 2011, assuming performance criteria are achieved	186,000

Non-employee directors’ RSUs	Date of grant	91,346

Total RSUs outstanding		1,298,560

Forfeitures

As the time-based and performance-based RSUs require continued employment up to the time of vesting, the amount of stock-based compensation recognized during a period is required to include an estimate of forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is related to employee attrition and based on a historical analysis of its employee turnover. This analysis is re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will be only for those shares that meet the requirements of continued employment up to the time of vesting. At September 30, 2008, the Company estimated a 65% forfeiture rate on all of its time-based and performance-based RSU awards. No forfeiture rate is applied to RSUs awarded to non-employee directors because the RSUs vest immediately upon grant.

As of September 30, 2008, there was approximately $2,100 of total unrecognized compensation expense related to unvested share-based awards which is expected to be recognized over a weighted average period of 2.25 years.

14. Dividends

Pursuant to the Company’s dividend policy, the Company’s Board of Directors determined not to declare a dividend on the Company’s common stock in the first quarter of 2008. On May 30, 2008, the Company amended its credit agreement, which prohibits the payment of dividends on its common stock through May 2012, the maturity date of the term loans under the senior credit facility. The Company paid cash dividends of $0.1125 per share and $0.45 per share during the three and nine months ended September 30, 2007, respectively.

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

Other factors that could materially affect actual results, levels of activity, performance, or achievements can be found in Part II, Item 1A in this report. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise.

Recent Developments

The Company’s operations are highly dependent upon the paper production industry and the degree to which the paper industry is affected by global economic conditions and the availability of credit. Demand for our products, could decline if paper manufacturers are unable to obtain required financing or if the economic crisis causes additional mill closures.

In the quarter ended September 30, 2008, due to the global economic crisis and the lack of credit availability which may affect our customers’ demand for products and their ability to pay their debts, the Company assessed the impact of this crisis on our customers and our industry, and changed its estimates of net realizable value of receivables and inventories.

During the third quarter of 2008, the Company made and communicated the following decisions related to certain of its U.S. pension plans, postretirement benefit plans and 401(k) plans:

a)	Freezing benefit pension accruals under its Pension Plan for U.S. Salaried and Non-Union Hourly Employees (the “Pension Plan”) effective December 31, 2008 so that future service beyond December 31, 2008 will no longer be credited under the Pension Plan. Employees who are vested as of December 31, 2008 will be entitled to their benefit earned as of December 31, 2008. Current employees who are not vested as of December 31, 2008 will be entitled to their benefit earned as of December 31, 2008 upon five years of continuous employment from date of hire.

b)	No longer sponsoring or funding, as of December 31, 2008, its U.S. retiree health insurance program under which the Company currently offers health care benefits to a certain group of retired U.S. employees and their covered dependents and beneficiaries.

c)	The Company will increase its 401(k) plan match in the United States from 4% of eligible compensation to 6% as of January 1, 2009.

As a result of the freezing of benefits under the Pension Plan and no longer sponsoring its U.S. retiree health insurance program, the Company recorded (i) pre-tax curtailment/settlement gains of $39,968 in its income statement during the quarter ended September 30, 2008, a decrease in its pension and postretirement liability of $31,951 as of September 30, 2008 and a charge to Other Comprehensive Income of $8,017. The above amounts also include a loss of $201 as a result of the settlement of a small Canadian pension plan.

Our credit facility requires that we meet certain operating requirements and financial ratios in order to avoid a default or event of default under the facility. See “Credit Facility” below. Although we expected we would generate cash flow from operations sufficient to service the debt under the credit facility prior to the stated maturity of the debt if there were not otherwise an event of default and acceleration of the maturity of the debt, we did not satisfy our leverage ratio covenant for the period ended March 31, 2008 that was in effect under our previously existing credit agreement. Failure to satisfy the covenant would constitute a default under our credit facility absent a waiver from our lenders. Our independent registered public accounting firm included an explanatory paragraph in its report on our 2007 consolidated financial statements related to the uncertainty in our ability to continue as a going concern. The inclusion of that paragraph in its report would also constitute a default under our credit facility absent a waiver. On April 8, 2008, we obtained a temporary waiver from the lenders for these defaults. The waiver was in effect until May 31, 2008. On May 30, 2008, prior to the expiration of the waiver, we entered in to an amendment and restatement of the credit agreement governing our credit facility. As a result of the amendment and restatement of our senior credit facility, on August 4, 2008, our independent registered public accounting firm updated its report relating to our financial statements as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 to remove the explanatory paragraph with respect to our ability to continue as a going concern and to insert an emphasis paragraph that the conditions that raised substantial doubt about whether we will continue as a going concern no longer exist. On August 4, 2008, we filed a Current Report on Form 8-K to reflect this update.

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

We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed on a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is selected to fit each individual paper-making machine and process. For the three and nine months ended September 30, 2008, our clothing segment represented 66% and 65% of our net sales, respectively.

Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by the paper producer. Roll covers are tailored to each individual paper-making machine and process, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and manufacture spreader rolls. For the three and nine months ended September 30, 2008, our roll covers segment represented 34% and 35% of our net sales, respectively.

Industry Trends and Outlook

Historically, demand for our products has been driven primarily by the volume of paper produced on a worldwide basis. According to the Food and Agriculture Organization of the United Nations, the volume of paper production between 1980 and 2006 increased at a compound annual growth rate of approximately 2.88%. RISI, the leading information provider for the global forest products industry, expects the growth of global paper production from 2007 to 2020 to be slightly more than 3% per annum, although in certain periods the growth of global paper production may be higher or lower. There is also the possibility that paper production may decline in any specific period compared to prior periods. Generally, and over time, we expect growth in paper production to be greater in Asia, South America and Eastern Europe than in the more mature North American and Western European regions.

The profitability of paper producers has historically been highly cyclical due to wide swings in the price of paper, driven to a high degree by the oversupply of paper during periods when paper producers have more aggregate capacity than the market requires. A sustained downturn in the paper industry, either globally or in a particular region, can cause paper manufacturers to reduce production or cease operations, which could adversely affect our revenues and profitability. Since 2000, paper producers have taken actions that seek to structurally improve the balance between the supply of and demand for paper. As part of these efforts, they have shut down many paper-making machines. Between 2001 and 2004 the bulk of these closures occurred in North America. Announcements by paper producers concerning temporary and permanent shutdowns of paper-making machines in both North America and Europe have continued. During 2005, 2006, 2007, and through the third quarter 2008, the sales and profitability of our North American and European operations were adversely affected by these shutdowns. Papermakers continue to experience low levels of profitability, and we believe that further consolidation among papermakers, reducing the number of paper producers, and shutdowns of paper-making machines will occur in Europe and North America, until there is a better balance between supply and demand for paper and the profit levels of paper producers improve. Over a number of years, consumption growth of paper is expected to drive an increase in the global production rates required to maintain balance between supply and demand although it is likely that a consumption slow-down and related effect on global paper production will occur in the near term including through 2009.

Global paper production growth that does occur would be moderated by the level of industry consolidation and paper-machine shutdown activity that is a continuing underlying trend in North America and Western Europe. We also believe that, in addition to industry consolidation and paper machine shutdown activity in North America and Western Europe, the trend towards new paper machine designs which have fewer rolls and market recognition of extended life of our roll cover products has been and will continue to negatively impact demand for these products and that the volume potential for the roll covers business in North America and Western Europe will slowly diminish. Additionally, we are seeing a trend that paper producers are placing an increasing emphasis on maintenance cost reduction and, as a result, are extending the life of roll covers through additional maintenance cycles before replacing them. Accordingly, in November, 2007 we acquired two roll cover manufacturing plants in China to expand our served market, and are now focused on adding related products and services to our offerings in this new territory.

We anticipate that pricing pressure for our products will continue with the consolidation among paper producers and as the shift of paper production growth in Asia develops. In response to this pricing pressure, we expect to increase our expenditure levels on research and development expenses and continue to develop our value added selling approach as part of our strategy to differentiate our products, while at the same time remaining focused on cost reduction and efficiency programs.

The Company’s operations are highly dependent upon the paper production industry and the degree to which the paper industry is affected by global economic conditions and the availability of credit. The global economic crisis and the lack of credit availability may affect our customers’ demand for products and their ability to pay their debts; consequently, during the third quarter, the Company increased provisions for bad debts and slow moving and obsolete inventory.

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

The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $9.1 million and $7.6 million for the nine months ended September 30, 2008 and 2007, respectively.

Foreign Exchange

We have a geographically diverse customer base. For the three months ended September 30, 2008, approximately 38% of our sales was in Europe, 35% was in North America, 15% was in Asia-Pacific, 10% was in South America and 2% was in the rest of the world, respectively.

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

Currency fluctuations have a greater effect on the level of our net sales than on the level of our income from operations. For example, for the three months ended September 30, 2008 as compared with the three months ended September 30, 2007, the change in the value of the U.S. Dollar against the currencies we conduct our business in resulted in currency translation increases in net sales and income from operations of $8.2 million and $1.5 million, respectively. Although the results for the three months ended September 30, 2008 reflect a period in which the value of the U.S. Dollar decreased against most of the currencies in which we conduct the majority of our non-U.S. Dollar denominated business as compared to the three months ended September 30, 2007, we would expect a similar but opposite effect in a period in which the value of the U.S. Dollar increases. For any period in which the value of the U.S. Dollar changes relative to other currencies, we would expect our income from operations to be proportionately affected less than our net sales.

During the three and nine months ended September 30, 2008, we conducted business in 11 foreign currencies. The following table provides the average exchange rate for the three and nine months ended September 30, 2008 and 2007, respectively, of the U.S. Dollar against each of the five foreign currencies in which we conduct the largest portion of our operations, and indicates the percentage of our net sales for the three and nine months ended September 30, 2008 denominated in such foreign currency.

Currency	Average exchange rate of the U.S. Dollar for the three months ended September 30, 2008	Average exchange rate of the U.S. Dollar for the three months ended September 30, 2007	Percentage of net sales for the three months ended September 30, 2008 denominated in such currency
Euro	$1.50 = 1 Euro	$1.38 = 1 Euro	43.0%
Canadian Dollar	$0.96 = 1 Canadian Dollar	$0.96 = 1 Canadian Dollar	7.0%
Brazilian Real	$0.60 = 1 Brazilian Real	$0.52 = 1 Brazilian Real	9.5%
Australian Dollar	$0.89 = 1 Australian Dollar	$0.85 = 1 Australian Dollar	5.5%
British Pound	$1.89 = 1 British Pound	$2.02 = 1 British Pound	2.5%

Currency	Average exchange rate of the U.S. Dollar for the nine months ended September 30, 2008	Average exchange rate of the U.S. Dollar for the nine months ended September 30, 2007	Percentage of net sales for the nine months ended September 30, 2008 denominated in such currency
Euro	$1.52 = 1 Euro	$1.34 = 1 Euro	43.0%
Canadian Dollar	$0.98 = 1 Canadian Dollar	$0.91 = 1 Canadian Dollar	7.7%
Brazilian Real	$0.59 = 1 Brazilian Real	$0.50 = 1 Brazilian Real	7.2%
Australian Dollar	$0.91 = 1 Australian Dollar	$0.82 = 1 Australian Dollar	8.1%
British Pound	$1.95 = 1 British Pound	$1.99 = 1 British Pound	2.8%

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

Cost Reduction Programs

An important part of our long-term operating strategy is to seek to reduce our overall costs and improve our competitiveness. As a part of this effort, we have engaged in a series of cost reduction programs since 2002, which were designed to improve the cost structure of our operations in North America, South America and Europe, in response to changing market conditions. These cost reduction programs include headcount reductions throughout the world as well as plant closures that have rationalized production among our facilities to better enable us to meet customer demands.

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

During the first, second and third quarters of 2008, we continued our program of streamlining our operating structure and recorded restructuring expenses of $0.5 million, $1.9 million and $3.2 million, respectively, in connection therewith. Most of the restructuring expenses in the third quarter were related to the integration of the regional management structure in North America and in Europe. Further restructuring expenses in this area are expected to be minimal for the remainder of 2008. We expect to continue to review our business to determine if additional actions can be taken to further improve our cost structure.

In April 2008, we announced that we will be closing our rolls manufacturing facility in Sweden and transferring production to certain of our other rolls manufacturing facilities in Europe. Also during the second quarter of 2008, we announced that we will be closing our rolls facility in Sherbrooke, Canada. We recorded restructuring expense of $0.9 million and $0.4 million in the second and third quarter of 2008, respectively, related to these announcements and expect to incur additional restructuring expenses of approximately $3.0 million related thereto during the remainder of 2008.

Results of Operations

The tables that follow set forth for the periods presented certain consolidated operating results and the percentage of net sales they represent:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007
Net sales	$159.3	$153.6	$488.7	$451.2
Cost of products sold	106.5	90.3	303.8	262.9
Selling expenses	20.1	19.7	62.4	59.2
General and administrative expenses	28.3	16.3	70.3	50.3
Restructuring and impairments expenses	3.6	0.8	6.9	6.2
Research and development expenses	2.9	2.4	9.1	7.6
Curtailment/settlement gain	(40.0)	—	(40.0)	—

Income from operations	37.9	24.1	76.2	65.0
Interest expense, net	(16.2)	(14.0)	(42.2)	(37.3)
Foreign exchange gain (loss)	0.7	0.2	3.3	(0.7)

Income before provision for income taxes	22.3	10.3	37.3	27.0
Provision for income taxes	0.8	3.2	6.4	9.2

Net income	$21.5	$7.1	$30.9	$17.8

Percentage of Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	66.9	58.8	62.2	58.3
Selling expenses	12.6	12.9	12.8	13.1
General and administrative expenses	17.7	10.6	14.4	11.1
Restructuring and impairments expenses	2.3	0.5	1.4	1.4
Research and development expenses	1.8	1.5	1.9	1.7
Curtailment/settlement gain	(25.1)	—	(8.2)	—

Income from operations	23.8	15.7	15.6	14.4
Interest expense, net	(10.2)	(9.1)	(8.6)	(8.3)
Foreign exchange gain (loss)	0.4	0.1	0.7	(0.2)

Income before provision for income taxes	14.0	6.7	7.6	5.9
Provision for income taxes	0.5	2.1	1.3	2.0

Net income	13.5%	4.6%	6.3%	3.9%

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007.

Net Sales. Net sales for the three months ended September 30, 2008 increased by $5.7 million, or 3.7%, to $159.3 million from $153.6 million for the three months ended September 30, 2007. For the three months ended September 30, 2008, 66% of our net sales was in our clothing segment and 34% was in our roll covers segment.

In our clothing segment, net sales for the three months ended September 30, 2008 increased by $0.4 million, or 0.4%, to $104.4 million from $104.0 million for the three months ended September 30, 2007. The third quarter benefited from favorable currency effects on net sales of $6.0 million related to the translation of sales made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes. This benefit was principally offset by (i) unfavorable currency effects on pricing related to sales prices indexed in U.S. Dollars by certain non-U.S. operations of $3.1 million, (ii) decreased sales volume primarily in North America and Europe, partially offset by increased sales volume in Asia-Pacific, and (iii) the impact of pricing declines of approximately 1.5% during the three months ended September 30, 2008 as compared with the three months ended September 30, 2007.

In our roll covers segment, net sales for the three months ended September 30, 2008 increased by $5.3 million or 10.7%, to $54.9 million from $49.6 million for the three months ended September 30, 2007. The increase was primarily due to (i) favorable currency effects on net sales of $2.3 million related to the translation of sales made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes, (ii) sales from roll cover plants acquired in November of 2007 of $2.0 million and (iii) increased sales volumes in North America. Overall pricing levels in our roll covers segment decreased by less than 1% during the three months ended September 30, 2008 as compared with the three months ended September 30, 2007.

Cost of Products Sold. Cost of products sold for the three months ended September 30, 2008 increased by $16.2 million, or 17.9%, to $106.5 million from $90.3 million for the three months ended September 30, 2007.

In our clothing segment, cost of products sold increased by $11.6 million, or 19.2%, to $72.0 million for the three months ended September 30, 2008 from $60.4 million for the three months ended September 30, 2007 primarily due to (i) increased provisions for slow moving and obsolete inventory of $8.1 million due to our assessment of the impact of the global economic crisis on our customers and our industry (See “Recent Developments”), (ii) unfavorable currency translation effects of $3.4 million, (iii) increased inflation specifically in South America and (iv) costs to move equipment between locations for better utilization, partially offset by $0.3 million in incremental savings achieved from global purchasing initiatives during the three months ended September 30, 2008 as compared with the three months ended September 30, 2007.

In our roll covers segment, cost of products sold increased by $4.6 million, or 15.3%, to $34.5 million for the three months ended September 30, 2008 from $29.9 million for the three months ended September 30, 2007 primarily due to (i) increased provisions for slow moving and obsolete inventory of $0.6 million due to our assessment of the impact of the global economic crisis on our customers and our industry (See “Recent Developments”), (ii) the overall increase in sales volume in this segment during the three months ended September 30, 2008 as compared with the three months ended September 30, 2007, (iii) unfavorable currency effects of $1.4 million related to the translation of expenses made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes and (iv) costs of goods sold associated with roll cover plants acquired in November of 2007 of $1.3 million. The increase was partially offset by the $1.5 million impact of a lower cost structure, resulting from our cost reduction programs, during the three months ended September 30, 2008 as compared with the three months ended September 30, 2007.

Selling Expenses. For the three months ended September 30, 2008, selling expenses increased by $0.4 million, or 2.0%, to $20.1 million from $19.7 million for the three months ended September 30, 2007. The increase was primarily due to unfavorable currency translation effects of $0.8 million, partially offset by the $0.3 million impact of a lower cost structure resulting from our restructuring programs during the three months ended September 30, 2008 as compared with the three months ended September 30, 2007.

General and Administrative Expenses. For the three months ended September 30, 2008, general and administrative expenses increased by $12.0 million, or 73.6%, to $28.3 million from $16.3 million for the three months ended September 30, 2007. The increase was primarily due to (i) increased provisions of $5.8 million for bad debts due to our assessment of the impact of the global economic crisis on our customers and our industry (See “Recent Developments”), (ii) an accrual for environmental remediation costs at one of our foreign facilities of $4.1 million, (iii) a reserve against certain other non trade receivables of $2.1 million, (iv) unfavorable currency translation effects of $0.6 million, (v) increased accruals for management incentive compensation of $0.8 million and (vi) increased legal and professional fees of $0.7 million relating to the amendment of our senior credit facility and other corporate matters during the three months ended September 30, 2008 as compared with the three months ended September 30, 2007. These increases were partially offset by (i) gains on the sale of property and equipment of $2.4 million and (ii) the $0.9 million impact of a lower cost structure resulting from our restructuring programs during the three months ended September 30, 2008 as compared with the three months ended September 30, 2007.

Restructuring and Impairments Expenses. For the three months ended September 30, 2008, restructuring and impairments expenses increased by $2.8 million from $0.8 million to $3.6 million for the three months ended September 30, 2007. Restructuring expenses result from our long-term strategy to reduce production costs and improve long-term competitiveness as described above under “Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities and through headcount reductions. For the three months ended September 30, 2008, restructuring expenses consisted of severance, asset impairments and facility costs of $2.6 million, $0.4 million and $0.6 million, respectively.

Research and Development Expenses. For the three months ended September 30, 2008, research and development expenses increased by $0.5 million, or 20.8%, to $2.9 million from $2.4 million for the three months ended September 30, 2007 primarily as a result of our increased focus on new product development during the three months ended September 30, 2008 as compared with the three months ended September 30, 2007.

Curtailment/Settlement Gains. During the third quarter of 2008, the Company recorded curtailment/settlement gains of $40.0 million as a result of the following decisions made and communicated during the third quarter of 2008: (i) freezing benefit pension accruals under our Pension Plan for U.S. Salaried and Non-Union Hourly Employees (the “Pension Plan”) effective December 31, 2008 so that future service beyond December 31, 2008 will no longer be credited under the Pension Plan and (ii) no longer sponsoring or funding, as of December 31, 2008, our U.S. retiree health insurance program under which we currently offer health care benefits to a certain group of retired U.S. employees and their covered dependents and beneficiaries. The gain was net of a loss of $0.2 million incurred as a result of the settlement of a Canadian pension plan. As a result of these decisions, the Company expects to have a decrease in its pre-tax pension and post-retirement expense of approximately $3.5 million annually beginning in 2009, as compared with that of 2008, based on current estimates and assumptions. Actual results may differ materially from those indicated due to a number of factors, including changes in actuarial assumptions used and actual return on retirement plan assets.

Interest Expense, Net. Net interest expense for the three months ended September 30, 2008 increased by $2.2 million, or 15.7%, to $16.2 million from $14.0 million for the three months ended September 30, 2007 primarily due to (i) the effect of increased interest rates during the three months ended September 30, 2008 as compared with the three months ended September 30, 2007 as a result of the amendment of our senior credit facility on May 30, 2008 and (ii) unfavorable currency effects of $0.5 million. This increase was partially offset by a decrease in interest expense recognized in the three months ended September 30, 2008 as compared with the three months ended September 30, 2007 in connection with the change in the fair value of our interest rate swaps of $3.2 million.

Foreign Exchange Gain. For the three months ended September 30, 2008, we had a foreign exchange gain of $0.7 million compared to a gain of $0.2 million for the three months ended September 30, 2007. The $0.5 million increase was primarily attributable to the manner in which swings in the value of the U.S. Dollar as compared to other currencies, primarily the Euro and the Brazilian Real, affect the reported amount of intercompany transactions. Foreign exchange gains and losses have resulted primarily from hedging and intercompany activity.

Provision for Income Taxes. For the three months ended September 30, 2008 we recorded income tax expense of $0.8 million compared with $3.2 million for the three months ended September 30, 2007. The decrease in the provision for income taxes as compared to pretax income for the third quarter of 2008 compared to the third quarter of 2007 was principally due to curtailment/settlements gains recorded relating to the U.S. retiree plans of $40.1 million for which no taxes were reflected due to the U.S. valuation allowance. In addition, tax losses in certain other jurisdictions for which there were valuation allowances were offset by profits in certain of the Company’s foreign tax-paying jurisdictions.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007.

Net Sales. Net sales for the nine months ended September 30, 2008 increased by $37.5 million, or 8.3%, to $488.7 million from $451.2 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, 65% of our net sales was in our clothing segment and 35% was in our roll covers segment.

In our clothing segment, net sales for the nine months ended September 30, 2008 increased by $17.2 million, or 5.7%, to $317.3 million from $300.1 million for the nine months ended September 30, 2007. The nine months ended September 30, 2008 benefited from favorable currency effects on net sales of $28.1 million related to the translation of sales made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes. This benefit was partially offset by (i) unfavorable currency effects on pricing related to sales prices indexed in U.S. Dollars by certain non-U.S. operations of $9.1 million, (ii) decreased sales volume primarily in North America and Europe, partially offset by increased sales volume in Asia-Pacific and (iii) the impact of pricing declines in our clothing segment of approximately 1% during the nine months ended September 30, 2008 as compared with the nine months ended September 30, 2007.

In our roll covers segment, net sales for the nine months ended September 30, 2008 increased by $20.3 million, or 13.4%, to $171.4 million from $151.1 million for the nine months ended September 30, 2007. The increase was primarily due to (i) favorable currency effects on net sales of $10.3 million related to the translation of sales made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes, (ii) sales from roll cover plants acquired in November of 2007 of $5.3 million and (iii) increased sales volumes in Europe, Asia-Pacific and North America. Overall pricing levels in our roll covers segment decreased by approximately 1.5% during the nine months ended September 30, 2008 as compared with the nine months ended September 30, 2007.

Cost of Products Sold. Cost of products sold for the nine months ended September 30, 2008 increased by $40.9 million, or 15.6%, to $303.8 million from $262.9 million for the nine months ended September 30, 2007.

In our clothing segment, cost of products sold increased by $27.2 million, or 15.9%, to $198.5 million for the nine months ended September 30, 2008 from $171.3 million for the nine months ended September 30, 2007 primarily due to (i) unfavorable currency translation effects of $17.4 million , (ii) increased provisions of $8.4 million for slow moving and obsolete inventory due to our assessment of the impact of the global economic crisis on our customers and our industry (See “Recent Developments”), (iii) increased inflation specifically in South America and (iv) costs to move equipment between locations for better utilization, partially offset by the $0.7 million impact of a lower cost structure, resulting from our cost reduction programs, during the nine months ended September 30, 2008 as compared with the nine months ended September 30, 2007, (ii) incremental savings achieved from global purchasing initiatives of $0.3 million and (ii) by the overall decrease in sales volume in this segment during the nine months ended September 30, 2008 as compared with the nine months ended September 30, 2007.

In our roll covers segment, cost of products sold increased by $13.6 million, or 14.8%, to $105.3 million for the nine months ended September 30, 2008 from $91.7 million for the nine months ended September 30, 2007. The increase in cost of products sold was primarily due to (i) increased provisions of $0.6 million for slow moving and obsolete inventory due to our assessment of the impact of the global economic crisis on our customers and our industry (See “Recent Developments”), (ii) the overall increase in sales volume in this segment during the nine months ended September 30, 2008 as compared with the nine months ended September 30,

2007, (iii) unfavorable currency effects of $6.8 million and (iv) costs of goods sold associated with roll cover plants acquired in November of 2007 of $2.8 million. The increase was partially offset by the $2.9 million impact of a lower cost structure, resulting from our cost reduction programs, during the nine months ended September 30, 2008 as compared with the nine months ended September 30, 2007.

Selling Expenses. For the nine months ended September 30, 2008, selling expenses increased by $3.2 million, or 5.4%, to $62.4 million from $59.2 million for the nine months ended September 30, 2007. The increase was primarily due to unfavorable currency translation effects of $5.0 million, partially offset by the $1.2 million impact of a lower cost structure resulting from our restructuring programs during the nine months ended September 30, 2008 as compared with the nine months ended September 30, 2007.

General and Administrative Expenses. For the nine months ended September 30, 2008, general and administrative expenses increased by $20.0 million, or 39.8%, to $70.3 million from $50.3 million for the nine months ended September 30, 2007. The increase was primarily due to (i) consulting, legal and bank fees of $5.4 million relating to the amendment of our senior credit facility on May 30, 2008, (ii) increased provisions of $5.0 million for bad debts due to our assessment of the impact of the global economic crisis on our customers and our industry (See “Recent Developments”), (iii) an accrual for environmental remediation costs at one of our foreign facilities of $4.1 million, (iv) a reserve against certain other non trade receivables of $2.1 million, (v) an increase in management incentive bonus accrual of $3.0 million, (vi) unfavorable currency translation effects of $4.3 million and (vii) increased legal and professional fees of $0.6 million relating to other corporate matters. These increases were partially offset by (i) increased gains on sales of property and equipment of $1.4 million during the nine months ended September 30, 2008 as compared with the nine months ended September 30, 2007, (ii) a decrease in compensation expense relating to restricted stock units granted under our 2005 Equity Incentive Plan of $1.0 million, (iii) additional sales tax incentive rebates received in Brazil of $0.9 million (iv) decreased amortization of intangible assets as certain licenses and patents reached the end of their economic life of $0.9 million and (v) the $2.5 million impact of a lower cost structure resulting from our restructuring programs during the nine months ended September 30, 2008 as compared with the nine months ended September 30, 2007.

Restructuring Expenses. For the nine months ended September 30, 2008, restructuring expenses increased by $0.7 million, or 11.3%, to $6.9 million from $6.2 million for the nine months ended September 30, 2007. Restructuring expenses result from our long-term strategy to reduce costs and improve long-term competitiveness as described above under “Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities and through headcount reductions. For the nine months ended September 30, 2008, restructuring expenses consisted of severance costs, asset impairments and facility costs of $5.7 million, $0.5 million and $0.7 million, respectively.

Research and Development Expenses. For the nine months ended September 30, 2008, research and development expenses increased by $1.5 million, or 19.7%, to $9.1 million from $7.6 million for the nine months ended September 30, 2007 primarily as a result of our increased focus on new product development during the nine months ended September 30, 2008 as compared with the nine months ended September 30, 2007.

Curtailment/Settlement Gains. During the third quarter of 2008, the Company recorded curtailment/settlement gains of $40.0 million as a result of the following decisions made and communicated during the third quarter of 2008: (i) freezing benefit pension accruals under our Pension Plan for U.S. Salaried and Non-Union Hourly Employees (the “Pension Plan”) effective December 31, 2008 so that future service beyond December 31, 2008 will no longer be credited under the Pension Plan and (ii) no longer sponsoring or funding, as of December 31, 2008, our U.S. retiree health insurance program under which we currently offer health care benefits to a certain group of retired U.S. employees and their covered dependents and beneficiaries. The gain includes a loss of $0.2 million incurred as a result of curtailing a Canadian pension plan. As a result of these decisions, the Company expects to have a decrease in its pre-tax pension and post-retirement expense of approximately $3.5 million annually beginning in 2009, as compared with that of 2008, based on current estimates and assumptions. Actual results may differ materially from those indicated due to a number of factors, including changes in actuarial assumptions used and actual return on retirement plan assets.

Interest Expense, Net. Net interest expense for the nine months ended September 30, 2008 increased by $4.9 million, or 13.1%, to $42.2 million from $37.3 million for the nine months ended September 30, 2007. The increase is primarily attributable to (i) increased interest rates during the nine months ended September 30, 2008 as compared with the nine months ended September 30, 2007 as a result of Moody’s reduced rating of our senior credit facility in February 2007 and to increased interest rates resulting from the amendment of our senior credit facility on May 30, 2008 and (ii) unfavorable currency effects of $1.7 million. These increases were partially offset by the $6.2 million decrease in interest expense recognized in the nine months ended September 30, 2008 as compared with the nine months ended September 30, 2007 in connection with the change in the fair value of our interest rate swaps.

Foreign Exchange Gain (Loss). For the nine months ended September 30, 2008, we had a foreign exchange gain of $3.3 million compared to a loss of $0.7 million for the nine months ended September 30, 2007. The $4.0 million fluctuation was primarily attributable mark to market gains on fair value hedges, including gains on hedges for which the underlying foreign exchange exposure on certain intercompany debt no longer existed in the first quarter of 2008, and gains on hedges on future purchases of equipment. Foreign exchange gains and losses result primarily from hedging and intercompany activities.

Provision for Income Taxes. For the nine months ended September 30, 2008, we recorded income tax expense of $6.4 million compared with $9.2 million for the nine months ended September 30, 2007. The decrease in the provision for income taxes as compared to pretax income for the nine months of 2008 compared to the nine months of 2007 was principally due to curtailment/settlements gains recorded relating to the U.S. retiree plans of $40.1 million for which no taxes were reflected due to the U.S. valuation allowance. In addition, tax losses in certain other jurisdictions for which there were valuation allowances were offset by profits in certain of the Company’s foreign tax-paying jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are highly dependent upon the paper production industry and the degree to which the paper industry is affected by global economic conditions and the availability of credit. Demand for our products could decline if paper manufacturers are unable to obtain required financing or if the economic slowdown causes additional mill closures. In addition, the global economic crisis and the ensuing lack of credit availability may affect our customers’ ability to pay their debts.

Our principal liquidity requirements are for working capital, capital expenditures and debt service. We expect to fund our liquidity requirements primarily with cash generated from operations and, to the extent necessary, through borrowings under our credit facility.

Net cash provided by operating activities was $52.8 million for the nine months ended September 30, 2008 and $48.5 million for the nine months ended September 30, 2007. The $4.3 million increase is principally attributable to working capital changes during the nine months of 2008 as compared with the nine months of 2007 as we continue to target a reduction in days sales outstanding and increases in inventory turns and days payables outstanding.

Net cash used in investing activities was $27.1 million for the nine months ended September 30, 2008 and $21.0 million for the nine months ended September 30, 2007. The increase of $6.1 million was primarily due to (i) increased capital equipment spending of $5.8 million in the nine months ended September 30, 2008 as compared with the nine months ended September 30, 2007 and (ii) the temporary purchase of the Chief Executive Officer’s former home for $1.7 million, as provided in his employment agreement in connection with the Executive’s relocation of his principal residence. These increases were partially offset by (i) increased proceeds from the sales of property and equipment of $0.8 million during the nine months of 2008 as compared with the nine months of 2007 and (ii) during the nine months ended September 30, 2007, the Company paid $0.5 million related to the acquisition of PMA Shoji Co. Ltd.

Net cash used in financing activities was $30.4 million for the nine months ended September 30, 2008 and $15.5 million for the nine months ended September 30, 2007. The increase of $14.9 million was primarily the result of (i) higher debt payments of $13.1 million, including a voluntary debt repayment of $6.1 million during the third quarter of 2008, (ii) decreased borrowings of $4.2 million during the nine months ended September 30, 2008 as compared with the nine months ended September 30, 2007 and (iii) increased amendment fees and related expenses of $7.0 million during the nine months ended September 30, 2008 as compared with the nine months ended September 30, 2007. Partially offsetting these increases were cash dividends of $9.4 million that were paid to our shareholders during the nine months ended September 30, 2007. No dividends have been paid to our shareholders during 2008; our amended senior credit facility agreement that was entered into during the second quarter of 2008 prohibits the payment of such dividends through May 2012, the term of the agreement.

As of September 30, 2008, there was a $620.2 million balance of term loans outstanding under our senior credit facility. During the nine months ended September 30, 2008, we made scheduled principal payments of $6.1 million, a mandatory principal repayment of $9.4 million and a voluntary repayment of $6.1 million. In addition, as of September 30, 2008, we had no borrowings outstanding under our current revolving lines of credit, including the revolving credit facility under our senior credit facility and lines of credit in various foreign countries that are used to facilitate local short-term operating needs and an aggregate of $49.8 million available for additional borrowings under these revolving lines of credit. We had cash and cash equivalents of $18.4 million at September 30, 2008 compared to $24.2 million at December 31, 2007.

CAPITAL EXPENDITURES

For the nine months ended September 30, 2008, we had capital expenditures of $29.1 million consisting of growth capital expenditures of $21.5 million and maintenance capital expenditures of $7.6 million. Growth capital expenditures consist of items that are intended to increase the manufacturing, production and/or distribution capacity or efficiencies of our operations in conjunction with the execution of our business strategies. Maintenance capital expenditures are designed to sustain the current capacity or efficiency of our operations and include items relating to the renovation of existing manufacturing or service facilities, the purchase of machinery and equipment for safety and environmental needs and information technology. For the nine months ended September 30, 2007, capital expenditures were $23.3 million, consisting of growth capital expenditures of $14.4 million and maintenance capital expenditures of $8.9 million.

We have expanded production capacity in Brazil and began building a clothing manufacturing facility in Vietnam in the fourth quarter of 2007. In the first quarter of 2008 we began an effort to reduce our planned capital expenditures. As part of this effort, we determined to delay the planned capital expenditures for the Vietnam facility and cancelled or rescheduled certain other previously planned capital expenditures. These cancellations did not result in any substantial penalties for us. Due to our assessment of the impact of the global economic crisis, and the potential effect on our customers and our industry, we are currently evaluating additional cost reduction actions and related expenses we might take to improve long-term operating efficiencies, better match our production with demand, and additional capital expenditures reductions. We expect capital expenditures for 2008 to be between approximately $44 million and $47 million and expect that capital expenditures in 2009 will be substantially lower than those for 2008.

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

Borrowings under the revolving credit facility and the term loans bear interest at the sum of, as applicable, LIBOR, the Euribor rate or CDOR plus, in each case, the applicable margin. The applicable margin is set at 5.50% through December 31, 2008. Beginning January 1, 2009, the applicable margin will depend upon our credit rating level: it will be 2.75% if our credit rating is Ba3 or higher by Moody’s and BB- or higher by S&P, 3.75% if our credit rating is B1 by Moody’s or B+ by S&P, 4.25% if our credit rating is B3 or higher but lower than B1 by Moody’s and B- or higher but lower than B+ by S&P, and 5.50% if our credit rating is lower than B3 by Moody’s or lower than B- by S&P. In order to qualify at each level the rating must be with a stable outlook. Our current credit rating is Caa1 by Moody’s and B- by S&P. On September 29, 2008, Standard & Poor’s Ratings Services raised its ratings on the Company, including raising the long-term corporate credit rating, from ‘CCC+’ to ‘B-’.

On November 16, 2007, we entered into new interest rate swap arrangements which initially qualified for hedge accounting under SFAS No. 133. As a result of the financial covenant non-compliance for the period ended March 31, 2008 as discussed in Note 2, the debt was potentially payable prior to the expiration of the underlying interest rate swaps, and therefore, hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”) was no longer applicable for these interest rate swaps. Accordingly, the mark to market changes in their fair value was recorded as a non-cash credit to interest expense through June 30, 2008 of $13.7 million and $1.5 million for the three and six month periods ended June 30, 2008, respectively. Effective July 1, 2008, we were again able to assert that the hedged transactions were probable of occurring and accordingly redesignated the interest rate swaps as cash flow hedges of benchmark interest rate risk on 3-month LIBOR-based interest payments on the hedged debt as of June 30, 2008. As a result, the mark to market changes of $3.2 million on these interest rate swaps were charged to accumulated other comprehensive income and the related ineffective portion of $0.5 million was credited to interest expense during the three months ended September 30, 2008. The new interest rate swaps effectively fixed the interest rate on approximately 85% of the term loan portion of our credit facility through 2010. As of September 30, 2008, the weighted average interest rate on the effectively fixed portion of the term loan facility was 9.74%, and the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 9.64%.

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

Prior to the effectiveness of the amendment and restatement of our credit facility, the percentage of our annual excess cash required to be prepaid was 40% for 2007, 27.5% for 2008 and 50% for each fiscal year thereafter. We made mandatory principal prepayments from excess cash of $9.4 million and $4.1 million in the first quarters of 2008 and 2007, respectively. During the third quarter of 2008, the Company also made voluntary debt repayments of approximately $6.1 million.

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

The financial covenants per the amended credit facility are now as follows:

Minimum Interest Coverage Ratio:	Four Fiscal Quarters Ending	Ratio
The ratio of four quarter Adjusted EBITDA to interest expense.	March 31, 2008	3.00:1.00
	June 30, 2008	2.75:1.00
	September 30, 2008	2.50:1.00
	December 31, 2008	2.25:1.00
	March 31, 2009 to March 31, 2010	2.00:1.00
	June 30, 2010 to March 31, 2011	2.25:1.00
	June 30, 2011 to December 31, 2011	2.50:1.00
	March 31, 2012	2.75:1.00

Minimum Fixed Charge Coverage Ratio:	Four Fiscal Quarters Ending	Ratio
The ratio of four quarter Adjusted EBITDA to fixed charges (interest expense, scheduled principal payments, and cash taxes).	March 31, 2008	1.85:1.00
	June 30, 2008	1.70:1.00
	September 30, 2008	1.60:1.00
	December 31, 2008 and March 31, 2009	1.40:1.00
	June 30, 2009 to March 31, 2012	1.20:1.00

Maximum Leverage Ratio:	Four Fiscal Quarters Ending	Ratio
The ratio of outstanding debt to four quarter Adjusted EBITDA.	March 31, 2008	4.50:1.00
	June 30, 2008 and September 30, 2008	5.75:1.00
	December 31, 2008 and March 31, 2009	5.50:1.00
	June 30, 2009 and September 30, 2009	5.25:1.00
	December 31, 2009	5.00:1.00
	March 31, 2010 and June 30, 2010	4.75:1.00
	September 30, 2010	4.50:1.00
	December 31, 2010 and March 31, 2011	4.25:1.00
	June 30, 2011 to March 31, 2012	4.00:1.00

At March 31, 2008 we would have been in compliance with these revised covenants.

For the four fiscal quarters ended September 30, 2008 our interest coverage ratio was 3.66:1, our fixed charge coverage ratio was 2.40:1 and our leverage ratio was 3.59:1.

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

CONTRACTUAL OBLIGATIONS

During the third quarter of 2008, the Company made and communicated the following decisions related to certain of its U.S. pension plans, postretirement benefit plans and 401(k) plans:

a)	Freezing benefit pension accruals under its Pension Plan for U.S. Salaried and Non-Union Hourly Employees (the “Pension Plan”) effective December 31, 2008 so that future service beyond December 31, 2008 will no longer be credited under the Pension Plan. Employees who are vested as of December 31, 2008 will be entitled to their benefit earned as of December 31, 2008. Current employees who are not vested as of December 31, 2008 will be entitled to their benefit earned as of December 31, 2008 upon five years of continuous employment from date of hire.

b)	No longer sponsoring or funding, as of December 31, 2008, its U.S. retiree health insurance program under which the Company currently offers health care benefits to a certain group of retired U.S. employees and their covered dependents and beneficiaries.

c)	The Company will increase its 401(k) plan match in the United States from 4% of eligible compensation to 6% as of January 1, 2009.

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

Derivatives and Hedging. We account for our derivative instruments in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). SFAS No. 133 requires companies to record derivatives on their balance sheets as either assets or liabilities measured at their fair value. All changes in the fair value of derivatives are recognized currently in earnings unless specific hedge criteria are met, which requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

We entered into interest rate swaps in November 2007 that initially qualified for hedge accounting under SFAS No. 133. As a result of the financial covenant non-compliance for the period ended March 31, 2008 as discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements, we classified as current on our balance sheet as of March 31, 2008 and December 31, 2007 $658.8 million and $641.2 million, respectively, of the long-term debt under our senior credit facility. Accordingly, because the debt was potentially payable prior to the expiration of the underlying interest rate swaps, and therefore, hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”) was no longer applicable for these interest rate swaps. A non-cash credit of $1.5 million was recorded as a non-cash credit to interest expense for the six months ended June 30, 2008. Effective July 1, 2008, we were again able to assert that the hedged transactions were probable of occurring and accordingly redesignated the interest rate swaps as cash flow hedges of benchmark interest rate risk on 3-month LIBOR-based interest payments on the hedged debt as of June 30, 2008. As a result, the mark to market changes of $3.2 million on these interest rate swaps were charged to accumulated other comprehensive income and the related ineffective portion of $0.5 million was credited to interest expense during the three months ended September 30, 2008.

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

Financial Accounting Standards Board (FASB) Staff Position SFAS No. 157-2, Effective Date of FASB Statement No. 157, permits us to defer the recognition and measurement of nonfinancial assets and nonfinancial liabilities until January 1, 2009. The partial adoption of SFAS No. 157 did not have a material impact on our fair value measurements. At September 30, 2008, we did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value.

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

During the third quarter, the Company, while evaluating one of its foreign facilities, discovered the possibility of contamination at the facility. Subsequently the Company had a preliminary evaluation performed, which confirmed the existence of contamination and estimated preliminary costs to clean up the facility. Based upon this evaluation, the Company has accrued $4.1 million as its best estimate of the remediation costs it expects to incur.

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

We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Relevant evidence, both positive and negative, is considered in determining the need for a valuation allowance. Information evaluated includes our financial position and results of operations for the current and preceding years as well as an evaluation of currently available information about future years. In light of our accumulated loss position in certain tax jurisdictions at September 30, 2008, and the uncertainty of profitability in future periods, we recorded valuation allowances for deferred tax assets primarily related to net operating loss carryforwards in the United States, United Kingdom, Sweden and Australia.

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

	Three Months Ended September 30,
(in thousands)	2008	2007
Net cash provided by operating activities	$11,821	$18,424
Interest expense, net	16,230	13,995
Net change in operating assets and liabilities	(26,673)	2,531
Income tax provision	794	3,208
Stock-based compensation	(500)	(578)
Deferred financing cost amortization	(1,195)	(914)
Deferred taxes	6,407	2,230
Asset impairment	(405)	—
Gain on disposition of property and equipment	2,368	78
Unrealized foreign exchange gain on indebtedness, net	1,034	(519)
Change in fair value of interest rate swaps	450	(2,711)
Curtailment/settlement gains	39,968	—

EBITDA	50,299	35,744
Unrealized foreign exchange gain on indebtedness, net (D)	—	519
Amendment/termination costs (F)	483	—
Change in fair value of interest rate swaps (E)	450	—
Change in fair value of other derivatives	—	(451)
Restructuring expenses (G)	1,817	805
Non-cash impairment charges (A)	405	—
Growth program costs (B)	—	1,255
Inventory write-offs under restructuring programs	199	(21)
Non-cash compensation and related expenses	500	578
Non-recurring expenses resulting from cost reduction programs (C)	—	—

Adjusted EBITDA	$54,153	$38,429

	Nine Months Ended September 30,
(in thousands)	2008	2007
Net cash provided by operating activities	$52,834	$48,503
Interest expense, net	42,217	37,337
Net change in operating assets and liabilities	(37,939)	14,930
Income tax provision	6,344	9,213
Stock-based compensation	(774)	(1,773)
Deferred financing cost amortization	(3,539)	(2,732)
Deferred taxes	9,419	(3,550)
Asset impairment	(472)	(389)
Gain on disposition of property and equipment	2,637	1,223
Unrealized foreign exchange gain on indebtedness, net	2,510	(518)
Change in fair value of interest rate swaps	1,998	(4,205)
Curtailment/settlement gains	39,968	—

EBITDA	115,203	98,039
Unrealized foreign exchange gain on indebtedness, net (D)	(1,985)	518
Amendment/termination costs (F)	6,480	—
Change in fair value of interest rate swaps (E)	14,154	—
Change in fair value of other derivatives	(2,126)	(451)
Restructuring expenses (G)	5,000	5,769
Non-cash impairment charges (A)	472	389
Growth program costs (B)	1,764	3,459
Inventory write-offs under restructuring programs	199	73
Non-cash compensation and related expenses	774	1,773
Non-recurring expenses resulting from cost reduction programs (C)	—	(68)

Adjusted EBITDA	$139,935	$109,501

(A)	In accordance with the definition of Adjusted EBITDA in our credit facility, non-cash impairment charges resulting from application of Statement of Financial Accounting Standards Nos. 142 and 144 have been added back to Adjusted EBITDA.
(B)	In accordance with the definition of Adjusted EBITDA in our credit facility, as amended on May 30, 2008, growth program costs are not added back to Adjusted EBITDA for periods beginning after the quarter ended March 31, 2008. Prior to that period, growth programs were added back to Adjusted EBITDA based upon the credit facility agreement as in effect at that time. Growth programs were those intended to increase productivity and economic efficiency or the market share capacity of the Company, reduce cost structure, improve equipment utilization or provide additional regional capacity to better serve growth markets. These growth program costs for the nine months ended September 30, 2008 and for the three and nine months ended September 30, 2007 included expenses incurred for our lean manufacturing initiatives, expansion into Vietnam and other growth programs.
(C)	In accordance with the definition of Adjusted EBITDA in our credit facility, as amended on May 30, 2008, non-recurring expenses resulting from cost reduction programs are not added back to Adjusted EBITDA for periods beginning after the quarter ended March 31, 2008. Prior to that period, cost reduction programs were added back to Adjusted EBITDA based upon the credit facility agreement as in effect at that time and were comprised of the following:

(in thousands)	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Environmental charges in connection with facilities closures pursuant to cost reduction programs (1)	$	n/a	$—	$—	$(200)

Certain operating costs incurred in connection with the transition of production operations from closed facilities to other facilities (2)		n/a	—	—	132

Total	$	n/a	$—	$—	$(68)

(1)	For the nine months ended September 30, 2007, reflects the reversal of amounts accrued in prior periods.
(2)	For the nine months ended September 30, 2007, the amount includes added operating costs related to facility closures in Italy.

(D)	In accordance with the definition of Adjusted EBITDA in our credit facility, as amended on May 30, 2008, unrealized foreign exchange gains and losses on indebtedness are not added back to Adjusted EBITDA for periods beginning after the quarter ended March 31, 2008. Prior to that period, such gains and losses are added back to Adjusted EBITDA based upon the credit facility as in effect at that time.
(E)	In accordance with the definition of Adjusted EBITDA in our credit facility agreement, as amended on May 30, 2008, interest expense added back to calculate Adjusted EBITDA excludes, for periods beginning after the quarter ended March 31, 2008, the effect of any non-cash gains and losses resulting from the marking to market of hedging obligations that has been charged to interest expense. Had this amended definition been in place for all periods presented, Adjusted EBITDA would have been $12.2 million lower for the nine months ended September 30, 2008, $4.2 million lower for the nine months ended September 30, 2007 and $2.7 million lower for the three months ended September 30, 2007.

(F)	For the nine months ended September 30, 2008, amendment/termination costs include $5,680 of costs incurred in connection with the consummation of the fourth and fifth amendments to the credit facility during the second quarter of 2008 and an $800 increase to Adjusted EBITDA for the first quarter of 2008, in accordance with the agreement with our lenders.
(G)	Restructuring and related impairment costs that can be added back to determine Adjusted EBITDA were capped at $5,000 for 2008 and $12,000 for 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Hedging. We have foreign currency cash flow and earnings exposure with respect to specific sale and intercompany debt transactions denominated in currencies other than the functional currency of the unit incurring the costs associated with such transactions. To mitigate the risks related to these exposures, we utilize forward currency contracts in certain circumstances, to lock in exchange rates with the objective that the gain or loss on the forward contracts will approximate the loss or gain on the transaction or transactions being hedged. We determine whether to enter into hedging arrangements based upon the size of the underlying transaction or transactions, an assessment of the risk of adverse movements in the applicable currencies and the availability of a cost-effective hedging strategy. In South America, substantially all of our sales are indexed to U.S. Dollars, but the associated costs are recorded in the local currencies of the operating units. Generally, we do not hedge this U.S. Dollar exposure as it would not be cost effective due to the relatively inefficient foreign exchange markets for local currencies in that region. To the extent we do not engage in hedging or such hedging is not effective, changes in the relative value of currencies can affect our profitability. The value of these contracts is recognized at fair value based on market exchange forward rates and amounted to a net liability position of $0.7 million at September 30, 2008. These contracts mature at various dates through September 2009.

Relative to foreign currency exposures existing at September 30, 2008, a 10% unfavorable movement in foreign currency exchange rates would not expose us to significant losses in earnings or cash flows because we hedge substantially all of our exposures against fluctuations in foreign currency exchange rates. As of September 30, 2008, we had open foreign currency exchange contracts maturing through September 2009 with total net notional amounts of approximately $18.9 million. At September 30, 2008, we prepared an analysis to determine the sensitivity of our forward foreign exchange contracts to changes in exchange rates. A hypothetical adverse exchange rate movement of 10% against our forward foreign exchange contracts would have resulted in potential net loss in fair value of these contracts of approximately $1.9 million. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices.

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

We entered into interest rate swaps in November 2007 that initially qualified for hedge accounting under SFAS No. 133. As a result of the financial covenant non-compliance for the period ended March 31, 2008 as discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements, we classified as current on our balance sheet as of March 31, 2008 and December 31, 2007 $658.8 million and $641.2 million, respectively, of the long-term debt under our senior credit facility. Accordingly, because the debt was potentially payable prior to the expiration of the underlying interest rate swaps, and therefore, hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”) was no longer applicable for these interest rate swaps. A non-cash credit of $1.5 million was recorded as a non-cash credit to interest expense for the six months ended June 30, 2008. Effective July 1, 2008, we were again able to assert that the hedged transactions were probable of occurring and accordingly redesignated the interest rate swaps as cash flow hedges of benchmark interest rate risk on 3-month LIBOR-based interest payments on the hedged debt as of June 30, 2008. As a result, the mark to market changes of $3.2 million on these interest rate swaps were charged to accumulated other comprehensive income and the related ineffective portion of $0.5 million was credited to interest expense during the three months ended September 30, 2008. The interest rate swaps effectively fixed, from a cash flow perspective, the interest rate on approximately 85% of the term loan portion of the our credit facility through 2010. As of September 30, 2008, the weighted average interest rate on the effectively fixed portion of the term loan facility was 9.74%; the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 9.64%. As a result of the amendment of our senior credit facility agreement on May 30, 2008, the applicable margin for LIBOR term loans, LIBOR revolving loans, Euribor loans and CDOR loans under our senior credit facility increased from 2.75% to 5.50%. We estimate that a 1% increase in the LIBOR rate would increase our interest expense on the term debt by approximately $0.8 million on an annual basis through December 31, 2010, the period covered by the interest rate swap agreements.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, as of September 30, 2008, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances. However, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as set forth above.

(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On June 7, 2006, a purported class action complaint was filed in the United States District Court for the District of Massachusetts on behalf of a putative class of investors who purchased shares pursuant or traceable to our initial public offering on or about May 16, 2005 through November 15, 2005 against us, our former Chief Executive Officer and our Chief Financial Officer. An amended complaint was filed on November 3, 2006. The complaint as amended concerns our initial public offering of common stock and alleges violations of Section 11 and liability under Section 15 of the Securities Act of 1933. The plaintiff seeks rescission rights, attorneys’ fees and other costs and unspecified damages on behalf of a purported class of purchasers of our common stock “pursuant and/or traceable to our IPO on or about May 16, 2005 through November 15, 2005.” On November 3, 2008, the Company agreed to a settlement with the plaintiffs, without admitting liability of any kind. The settlement is subject to preliminary and final approval by the Court. If the settlement is preliminarily approved, notice will be provided to the settlement class and a date for a fairness hearing will be set by the Court. The settlement amount is covered by our Directors and Officers insurance and is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flow. Expenses related to this complaint have been deminimus during 2008.

We are involved in various legal matters, which have arisen in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flow.

ITEM 1A.	RISK FACTORS

We are updating below the risk factors that were disclosed in our Form 10-Q for the period ended June 30, 2008.

Risks Relating to our Business and the Industry

A sustained downturn in the paper industry could adversely affect our revenues and profitability.

Historically, demand for our products has been driven primarily by the volume of paper produced on a worldwide basis. The profitability of paper producers has historically been highly cyclical due to wide swings in the price of paper, driven to a high degree by the oversupply of paper during periods when paper producers have more aggregate capacity than the market requires. A sustained downturn in the paper industry, either globally or in a particular region, can cause paper manufacturers to reduce production or cease operations, which could adversely affect our revenues and profitability. Paper producers began in 2000 to take actions that seek to structurally improve the balance between the supply of and demand for paper. As part of these efforts, they have shut down many paper-making machines. Between 2001 and 2004 the bulk of these closures occurred in North America and announcements by paper producers for shutdowns of paper-making machines in North America also occurred from 2005 to 2007, although at a reduced level compared to 2001 through 2004. In 2005, 2006 and 2007, there was an increase in the number of planned shutdowns of paper-making machines in Europe, although not at the level experienced in recent years in North America. During 2005, 2006 and 2007, the sales and profitability of our North American and European operations were adversely affected by these shutdowns. Papermakers continue to experience low levels of profitability, and we believe that further consolidation among papermakers, reducing the number of paper producers, and shutdowns of paper-making machines are expected to occur in Europe and North America until there is a better balance between supply and demand for paper and the profit levels of paper producers improve. Additionally, we are seeing a trend that paper producers are placing an increasingly strong emphasis on maintenance cost reduction and as a result are extending the life of roll covers through additional maintenance cycles before replacing them. Current uncertainty in global economic conditions could further impact these trends in the paper industry, causing decreased demand for paper products and additional shutdowns of papermaking machines. In addition, the global financial crisis has tightened the availability of credit, which could make it more difficult for our customers to finance their business activities or pay their debts. Thus, the effects of the current global economic environment on the paper industry could negatively impact our business, results of operations and financial condition.

We may be required to reorganize our operations in response to changing conditions in the paper industry, and such actions may require significant expenditures and may not be successful.

In the past few years, we have undertaken various restructuring measures in response to changing market conditions in the paper industry triggered by the decline in paper prices that began in 2001. For example, between January 1, 2003 and December 31, 2007, we incurred costs of approximately $55 million, in addition to approximately $17 million for capital expenditures, in connection with our cost reduction programs, including the closure of nine manufacturing facilities worldwide. We may engage in additional cost reduction programs in the future. We may not recoup the costs of programs we have already initiated, or other programs we may in the future decide to engage in, the costs of which may be significant. We experienced added operating costs resulting from shifting production from certain of our closed facilities to other facilities which adversely impacted our cost of sales by approximately $6.4 million, $5.0 million and $0.1 million in 2005, 2006 and 2007, respectively. In connection with any future plant closures, delays or failures in the transition of production from a closed facility to our other facilities could also adversely affect our financial operations. In addition, our profitability may decline if our restructuring efforts do not sufficiently reduce our future costs while at the same time positioning us to maintain or increase our sales. We also expect to implement cost reduction programs in 2008, primarily in North America and Europe, to improve our manufacturing footprint to match market conditions and efficiencies in our operations. We expect to incur restructuring expenses of approximately $10 million during 2008, primarily related to the integration of the regional management structure in North America and Europe and the closure of facilities in Sweden and Canada. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cost Reduction Programs”.

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

Historically, we and our competitors have been able to sell clothing and roll covers products and services at favorable prices that reflect the value they deliver to customers. This favorable pricing has been particularly available for our more technologically advanced products, such as forming fabrics, press felts and roll covers. In 2007 and 2008, the financial health of our customers and continued pricing pressure from our competitors required us to reduce prices in some cases, and eliminate or decrease the size of proposed price increases in other cases, resulting in price decreases in both of our business segments. Further pricing pressure from our competitors may require further price decreases or make us unable to effect planned price increases and, thereby, adversely affect our profitability.

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

We have manufacturing facilities in 14 foreign countries. In 2007, we sold products in approximately 63 countries other than the United States. Non-United States sales represented approximately 72% of our net sales We operate in a number of foreign countries and may face challenges unique to those countries such as in hiring employees, our relations with various parties, including suppliers and governmental agencies, and in production. Furthermore, we may decide to do business in countries where we have not previously done business, such as our decisions with respect to Vietnam and China, and in those countries we face the additional uncertainty of entering a new market and its social customs, laws and practices. Should these challenges be realized, our operating results could be adversely impacted and our business or production may be delayed.

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

We are in the process of building a clothing manufacturing facility in Vietnam. In the first quarter of 2008, we determined to slow the pace of planned capital expenditures for the Vietnam facility and cancelled or rescheduled certain other previously planned capital expenditures. We currently expect aggregate Company capital expenditures to be less in 2008 as compared to 2007 and to be lower in 2009 than in 2008. This reduction in capital expenditures could impact our ability to achieve growth. The Vietnam facility was planned to provide a source of products to serve markets in Asia, which we expect to grow faster than more developed markets, and provide products with lower manufacturing costs for certain other markets. Any delays in the completion of this facility which are not planned or accommodated through our other facilities may negatively impact our ability to take advantage of the growth potential of clothing products in Asia or to reduce the cost at which we produce products. Due to our assessment of the impact of the global economic crisis on our customers and our industry, we are currently evaluating additional capital expenditure reductions.

As part of our effort to reduce capital expenditures, during the second and third quarters of 2008, we cancelled or extended delivery terms on certain previously planned capital expenditures and reached an agreement on such cancellations with the supplier. These cancellations did not result in any substantial penalties for us.

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

Our operations and facilities are subject to a number of national, state and local laws and regulations protecting the environment and human health in the United States and foreign countries that govern, among other things, the handling, storage and disposal of hazardous materials, discharges of pollutants into the air and water and workplace safety. The U.S. federal Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA”) provides for responses to, and, in some instances, joint and several liability for releases of hazardous substances into the environment. Environmental laws also hold current owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances, materials or wastes, pollutants or contaminants, including petroleum and petroleum products. Because of our operations, the history of industrial uses at some of our facilities, the operations of predecessor owners or operators of some of the businesses, and the use and release of hazardous substances at these sites, the liability provisions of environmental laws may affect us. Many of our facilities have experienced some level of regulatory scrutiny in the past and are or may be subject to further regulatory inspections, future requests for investigation or liability for regulated materials management practices.

We cannot assure that we have been or will be at all times in complete compliance with all laws and regulations applicable to us which are designed to protect the environment and human health. We could incur substantial costs, including clean-up costs, fines and sanctions and third party property damage or personal injury claims, as a result of violations of or liabilities under environmental laws, relevant common law or the environmental permits required for our operations. We are currently conducting environmental remediation projects at certain of our sites, and we have been identified as a potentially responsible party under CERCLA or similar state requirements for several off-site locations. In 2005, 2006 and 2007, we paid $2.8 million, $2.5 million and $2.1 million, respectively, in connection with the environmental remediation of certain of our facilities. We believe that this environmental remediation is substantially complete. In the third quarter of 2008, we accrued $4.1 million for environmental remediation costs associated with our facility in Australia. We do not expect any significant further remediation costs to be incurred in connection with these matters and believe that any additional liability in excess of amounts provided which may result from the resolution of such matters will not have a material adverse effect on our financial condition, liquidity or cash flow.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility” for the amended financial ratio covenants. There can be no assurance that we will be in compliance with such financial ratios in future periods. For example, if our business declines dramatically as a result of the effect of the global economic crisis on the paper industry, it could cause us to fall out of compliance with the financial ratios in our credit facility.

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

We have a significant amount of debt. As of September 30, 2008, our total amount of outstanding debt, on a consolidated basis, was $629.6 million. The degree to which we are leveraged on a consolidated basis could have important consequences to the holders of our common stock, including:

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

Fluctuations in interest rates could adversely affect our liquidity, operating expenses and results. In addition, our senior credit facility has, and likely any replacement credit facility will have, a variable interest rate. As of December 31, 2007, the outstanding principal amount of the term loan portion of the credit facility was $657.5 million. On November 16, 2007, we entered into new interest rate swaps that effectively fixed, from a cash flow perspective, the interest rate on approximately 85% of the term loan portion of our credit facility through 2010. As of September 30, 2008, the weighted average interest rate on the effectively fixed portion of the term loan facility was 9.74%; the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 9.64%. As a result of the amendment of our senior credit facility agreement on May 30, 2008, the applicable margin for LIBOR term loans, LIBOR revolving loans, Euribor loans and CDOR loans under our senior credit facility increased from 2.75% to 5.50%. We estimate that a 1% increase in the LIBOR rate would increase our interest expense on the term debt by approximately $0.8 million on an annual basis through December 31, 2010, the period covered by the interest rate swap agreements. Effective June 30, 2008, we were again able to assert that the hedged transactions were probable of occurring and accordingly redesignated the interest rate swaps as cash flow hedges of benchmark interest rate risk on 3-month LIBOR-based interest payments on the hedged debt as of June 30, 2008. As a result, a significant portion of the mark to market changes on these interest rate swaps is not expected to be charged or credited, as applicable, to interest expense from the period beginning July 1, 2008 and instead is charged to accumulated other comprehensive income.

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

On March 18, 2008 the price of our common stock declined over 70% to $1.15 after the filing of our Form 12b-25 announcing that we would file late our Annual Report on Form 10-K for the year ended December 31, 2007. Some companies that have had volatile market prices for their securities have had securities class action lawsuits filed against them. On June 7, 2006, a purported class action complaint was filed in the United States District Court for the District of Massachusetts on behalf of a putative class of investors who purchased shares pursuant or traceable to our initial public offering on or about May 16, 2005 through November 15, 2005 against us, our former Chief Executive Officer and our Chief Financial Officer. See “Legal Proceedings” above. While we have entered a settlement agreement with respect to this litigation, subject to court approval, other lawsuits, should they be filed against us in the future, could result in substantial costs and a diversion of management’s attention and resources. This could have a material adverse effect on our business, results of operations and financial condition.

If we cannot meet the New York Stock Exchange (“NYSE”) continued listing requirements, the NYSE may delist our common stock which would have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on the NYSE. In the future, we may not be able to meet the continued listing requirements of the NYSE. For example, the continued listing requirements on the NYSE require, among other things; (i) that the average closing price of our common stock be above $1.00 over 30 consecutive trading days and (ii) that our market capitalization be not less than $75 million if at the same time stockholders equity is less than $75 million over 30 consecutive trading days. On March 19, 2008, the price of our common stock traded at a low of $0.91, although the closing price of our shares on November 6, 2008 was $3.97. On November 6, 2008, our global market capitalization was $183.3 million and on September 30, 2008 our stockholders’ equity was $10.7 million, as reflected on the balance sheet included in this report. If we are unable to satisfy the NYSE criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by reducing the liquidity and market price of our common stock, reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing.

The recent financial crisis could negatively affect our business, results of operations, and financial condition.

The recent financial crisis affecting the banking system and financial markets and the going concern risks facing various financial institutions have resulted in a tightening in the credit markets, decreased liquidity in many financial markets, and extreme volatility in fixed income, credit and equity markets. There could be a number of follow-on effects from the credit crisis on our business which may be difficult to predict or anticipate, including effects on our customers, suppliers, contractors and financing sources which could impact our collections, treasury functions, ability to obtain financing and our business and operations generally.

As of November 6, 2008, entities associated with Apax Europe IV GP Co. Ltd. (“Apax”) own approximately 54% of our common stock and will therefore have significant influence over our business and significant transactions.

As of November 6, 2008 there were 46,173,921 shares of our common stock outstanding, of which 25,043,764 in the aggregate, or approximately 54% were held by Apax WW Nominees Ltd. and Apax-Xerium APIA LP. As a result Apax and its associated entities have a strong ability to influence our business, policies and affairs. To the extent these entities continue to own in excess of 50% of our common stock, they will have the ability to control the outcome of all elections of directors and any stockholder vote regarding a merger or other extraordinary transaction. Although Apax has no contractual rights to nominate any directors, two representatives of Apax serve on our board of directors. Because Apax owns more than 50% of our common stock, we can consider ourselves to be a “Controlled Company” under Section 303A of the New York Stock Exchange Listed Company Manual (the “NYSE Rules”), which means, among other things, that the NYSE Rules do not require us to maintain a majority of independent directors. We cannot be certain that the interests of Apax will be consistent with the interests of other holders of common stock. In addition, this concentration of ownership could have the effect of delaying or preventing a change in control, merger or tender offer, which would deprive shareholders of an opportunity to receive a premium for their shares of common stock and may negatively affect the market price of our common stock. Moreover, Apax either alone or with other existing equity investors could effectively receive a premium for transferring ownership to third parties that would not inure to the benefit of investors.

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

(a) The annual meeting of shareholders of Xerium Technologies, Inc. was held on August 6, 2008.

(b) All director nominees were elected.

(c) Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Management Proposals and Vote Tabulations

	Votes Cast
	For	Against	Abstain	Broker Non-Votes
Approval of Amendment No. 1 to the 2005 Equity Incentive Plan	29,637,388	2,424,190	22,701	4,020,209
Approval of Amendment No. 2 to the 2005 Equity Incentive Plan	31,867,218	194,630	22,431	4,020,208
Approval of performance criteria terms for performance-based awards under the 2005 Equity Incentive Plan	31,881,824	179,571	22,884	4,020,208
Ratification of appointment of independent registered public accounting firm for 2008	36,051,135	39,902	13,450	—

Amendment No. 1 to the 2005 Equity Incentive Plan increased the aggregate number of shares of common stock that may be delivered under or in satisfaction of awards under the 2005 Equity Incentive Plan from 2,500,000 to 7,500,000.

Amendment No. 2 to the 2005 Equity Incentive Plan increased the maximum number of shares of stock for which options and stock appreciation rights may be granted under the 2005 Equity Incentive Plan to any participant in a calendar year from 500,000 to 750,000, and increased the maximum number of shares of stock subject to other awards that may be granted under the 2005 Equity Incentive Plan to any participant in a calendar year from 500,000 to 750,000.

The performance criteria terms apply to any performance-based awards granted under the 2005 Equity Incentive Plan after August 6, 2008 that are intended to qualify for exemption from the deduction limitation rules of Section 162(m) of the Internal Revenue Code by reason of the “performance based compensation” exception to those rules.

Election of Directors

Director	Votes Received	Votes Withheld
John S. Thompson	35,794,387	310,100

Stephen R. Light	33,733,947	2,370,540

Michael O’Donnell	33,693,934	2,410,553

Donald P. Aiken	35,826,792	277,695

Michael Phillips	32,879,875	3,224,612

Edward Paquette	35,788,633	315,854

John Saunders	35,789,187	315,300

Nico Hansen	33,725,797	2,378,690

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS

See the exhibit index following the signature page to this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XERIUM TECHNOLOGIES, INC.
(Registrant)

Date: November 10, 2008	By:	/s/ Michael P. O’Donnell
Michael P. O’Donnell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
10.1(1)	Amendment No. 1 to the 2005 Equity Incentive Plan.

10.2(2)	Amendment No. 2 to the 2005 Equity Incentive Plan.

10.3(3)	Performance Criteria Terms for Performance-Based Awards Under the 2005 Equity Incentive Plan.

10.4	Letter Agreement, dated August 13, 2008, with Thomas Gutierrez.

10.5	Form of Independent Director Indemnification Agreement entered into between the Registrant and the Registrant’s independent directors.

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2008, and incorporated herein by reference.
(2)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 11, 2008, and incorporated herein by reference.
(3)	Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 11, 2008, and incorporated herein by reference.