Form 10-K
period 2008-12-31
XERIUM TECHNOLOGIES INC
filed 2009-03-12
CIK 1287151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant on June 30, 2008 was approximately $82,996,357. There were 46,312,071 shares of the registrant’s common stock, $0.01 par value, outstanding as of March 6, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2009 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A, is incorporated by reference in Part III to the extent described therein.

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

•

our credit facility contains restrictive covenants, such as the covenants requiring compliance with minimum interest coverage and fixed charge coverage ratios and maximum leverage ratios, that will require us to improve our performance over time in order to be in compliance therewith;

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

•	we may be required to incur significant costs to reorganize our operations in response to market changes in the paper industry;

•	changes in demand for our products, including our new products, could negatively affect our profitability;

•

we are subject to the risk of terrorist attacks or an outbreak or escalation of any insurrection or armed conflict involving the United States or any other country in which we conduct business, or any other national or international calamity;

•	we are subject to any future changes in government regulation;

•	we are subject to any changes in U.S. or foreign government policies, laws and practices regarding the repatriation of funds or taxes; and

•	the New York Stock Exchange ("NYSE") may delist our common stock if we are unable to meet the NYSE continued listing criteria.

Other factors that could materially affect our actual results, levels of activity, performance or achievements can be found in our “Risk Factors” section in this Annual Report on Form 10-K. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we project. Any forward-looking statement in this Annual Report on Form 10-K reflects our current views with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise.

All references in this Annual Report to “Xerium”, “we”, “our” and “us” means Xerium Technologies, Inc.

PART I

ITEM 1.	BUSINESS

Overview

We are a leading global manufacturer and supplier of two types of consumable products used primarily in the production of paper—clothing and roll covers. We market our products through the following industry-recognized brands:

Brand	Product Category	Geographic Region
Huyck Wangner	Clothing	Worldwide other than North America
Weavexx	Clothing	North America
Stowe Woodward	Roll Covers	Worldwide
Mount Hope	Spreader Rolls	Worldwide
Robec	Spreader Rolls	Europe
Xibe	Roll Covers	China

Our products are installed on paper-making machines and play key roles in the process by which raw materials are converted into finished paper. A fundamental characteristic of our products is that they wear down with use in the paper production process and must be regularly replaced. As of December 31, 2008, we have an extensive global footprint of 34 manufacturing facilities in 14 countries, strategically located in the major paper-producing regions of North America, Europe, South America and Asia-Pacific, and have 3,648 employees worldwide. We market our products, primarily using our direct sales force, to the paper industry’s leading producers. In 2008, we generated net sales of $638.1 million. The consumable nature of our products positions us to make recurring sales to our customers, and accordingly the number of paper machines in operation throughout the world and the volume of paper, pulp and board produced globally each year are primary drivers of the demand for our product.

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

Our clothing products are highly engineered synthetic textile belts that transport paper as it is processed in a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Our clothing segment represented 65% of our 2008 net sales.

Roll cover products cover the rolls on a paper-making machine, which are the large steel cylinders over which clothing is mounted and between which the paper travels as it is processed. Our roll covers provide a surface with the mechanical properties necessary to process the paper in a cost-effective manner that delivers the sheet qualities desired by the paper producer. We currently use over 500 compounds in our roll cover manufacturing process. Our roll cover segment represented 35% of our 2008 net sales.

Our products are in constant contact with the paper stock during the manufacturing process through which the stock is processed into finished paper. As a result, our products have a significant effect on paper quality and the ability of a paper producer to differentiate its products, two factors which are increasingly important to paper producers. In addition, while clothing and roll covers represent only approximately 3%, on average, of a paper producer’s production costs, they can help a paper producer improve productivity and reduce overall costs. Our clothing and roll covers facilitate the paper producer’s use of less expensive raw materials (including recycled fiber), ability to run paper-making machines faster and with fewer interruptions, and ability to decrease the amount of energy required in the expensive drying portion of the paper-making process. We have found that, in certain cases, our products and services provide paper producers with cost savings that substantially offset the costs of such products and services.

We estimate that there are more than 7,000 paper-making machines worldwide, all of which require a regular supply of clothing and roll covers. Clothing and roll covers must be replaced regularly to sustain high quality paper output and operate efficiently. Roll covers also require regular refurbishment, a service that we provide to our customers. Paper producers must typically replace clothing several times per year, replace roll covers every two to five years and refurbish roll covers several times between each replacement.

We have a reputation for technological innovation in the paper-making industry. In our clothing segment, in recent years we have focused our research and development efforts on higher-value-added, technologically advanced products, such as forming fabrics and press felts, which offer paper producers the greatest potential for differentiating their products through quality improvements and for increasing their operating efficiency. We pioneered a number of technologies that have become industry standards. These include, in our clothing business, synthetic forming fabrics (which replaced bronze wire technology), double-layer forming fabrics, laminated press felts and, most recently, triple-layer forming fabrics.

In our roll covers segment, we have introduced a number of innovations to our roll cover and spreader roll products in recent years, including shoe press belts which utilize our expertise in polyurethane material and manufacturing technologies, composite calender roll covers that use nanoparticle technology to improve roll cover durability and paper gloss, as well as covers that use an improved polyurethane to increase abrasion and moisture resistance as well as responsiveness and stability.

Our portfolio of patented and proprietary product and manufacturing technologies differentiates our product offerings from others in the market and allows us to deliver high value products and services to our customers. We currently have approximately 230 domestic and foreign patents and approximately 150 pending patent applications. Our patents and patent applications cover approximately 85 different inventions. We currently license certain of our patents or technologies to some of our competitors, which we believe helps further demonstrate our technological leadership in the industry. We believe that the technological sophistication of our products and the capital-intensive nature of our business present significant challenges to any potential new competitors in our field.

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

Recent Developments

NYSE

As previously disclosed in our press release dated January 5, 2009, we were notified by NYSE Regulation, Inc. on December 29, 2008 that we were not in compliance with the continued listing criteria of the NYSE, under Sections 802.01B and C of the NYSE Listed Company Manual. Specifically, the NYSE considers us to be below these criteria because (i) the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading day period, and (ii) our average total market capitalization was less than $75 million over the same period and our most recently reported stockholders’ equity was less than $75 million.

Under applicable NYSE rules, we have 45 days from the receipt of the notice to submit a plan advising the NYSE of definitive actions we have taken, or propose to take, that we believe will bring us into compliance with the market capitalization listing standards within 18 months of receipt of the letter. We submitted such a plan on February 12, 2009 and we are working closely with the NYSE to finalize the plan. Within 45 days of receiving the plan, the NYSE will inform us in writing as to whether it has accepted or rejected our plan. If our plan is rejected, our common stock will be subject to suspension and delisting by the NYSE. Additionally, since we are below the share price criterion, we must bring our share price and 30-day average share price above $1.00 within the longer of six months of receipt of the notification or our next annual meeting of stockholders if stockholder action is proposed. During this time, our common shares will continue to be listed on the NYSE, subject to our compliance with other NYSE continued listing standards but will be assigned a “.BC” suffix by the NYSE to signify that we are not currently in compliance with the NYSE continued listing standards. If we are not compliant with the continued listing standards within the applicable timeframe, our common stock will be subject to suspension and delisting by the NYSE.

On February 26, 2009, the NYSE submitted to the Securities & Exchange Commission an immediately effective rule filing which suspends the NYSE’s $1.00 minimum price requirement on a temporary basis, initially through June 30, 2009. Further, the filing also extends until the same date the NYSE’s current easing of the average global market capitalization standard from $25 million to $15 million. The following describes how the suspension of the $1.00 minimum price requirement will operate in practice:

•

Companies currently below the $1.00 minimum price criteria that do not regain compliance during the suspension period will recommence their compliance period upon reinstitution of the stock price continued listing standard and receive the remaining balance of their compliance period.

•	Companies currently below the $1.00 minimum price criteria will be deemed to have regained compliance during the rule suspension period if:

1.	at the end of their respective six-month cure period, as established prior to this rule’s suspension, they have a $1.00 closing share price on both the last trading day of the period and based on the preceding 30 trading days, and/or

2.	at the end of any calendar month during the suspension they have a $1.00 closing share price on both the last trading day of such month and based on the 30 trading days preceding the end of such month.

Global Economic Environment

Our operations are highly dependent upon the paper production industry and the degree to which the paper industry is affected by global economic conditions and the availability of credit. Demand for our products, could decline if paper manufacturers are unable to obtain required financing or if the economic crisis causes additional mill closures.

During 2008, especially the latter part of the year, the global paper industry experienced a sharp reduction in production levels, caused by the general slowdown in economic activity and related paper consumption during the same period. The slowdown of production was across all grades of paper production, but most notably in the packaging grades and newsprint. For packaging grades, demand is directly related to broad manufacturing and transportation activity reduction, while newsprint demand has been increasingly declining over a number of years due to the greater prevalence of electronic media, exacerbated in recent months by a reduction in print advertising. One of the results of the recent reduction in demand for paper products is that the inventory of paper at the paper-makers has increased significantly and production slowdowns, curtailments and idling of paper-making machines have been occurring at a sharply increasing rate since October 2008 and are continuing into 2009. Regionally, North America and Europe have seen the most significant production declines. Paper production in those regions decreased in 2008 and is expected to decrease further in 2009. South America and Asia, while experiencing slowdowns, are still expected to increase tons of paper produced in 2009 compared to 2008. While we were successful in reducing the rate of price decrease in 2008 for the products we sell to the paper-makers, there continues to be price pressure due to our competitors pursuing market growth with slower overall demand for our products.

In the quarters ended September 30, 2008 and December 31, 2008, due to the global economic crisis and the lack of credit availability that may affect our customers’ demand for products and their ability to pay their debts, we assessed the impact of this crisis on our customers and our industry, and changed our estimates of net realizable value of receivables and inventories. For example, two of our major customers, who collectively represent approximately 5% of 2008 revenues, have had recent financial difficulties. One of them filed for bankruptcy protection in January 2009 and we believe the other may be facing liquidity issues and potential credit refinancing during 2009. We have fully reserved for amounts due from these customers, however, decreases in orders from these customers or future payment problems from these or other customers could have a material adverse effect on our sales and profitability.

During the third quarter of 2008, we also took steps to reduce our expenses and obligations in light of the challenging economic climate. Specifically, we froze benefit pension accruals under our Pension Plan for U.S. Salaried and Non-Union Hourly Employees (the “Pension Plan”) effective December 31, 2008 so that future service beyond December 31, 2008 will no longer be credited under the Pension Plan. Employees who are vested as of December 31, 2008 will be entitled to their benefit earned as of December 31, 2008. Employees who were not vested as of December 31, 2008 will be entitled to their benefit earned as of December 31, 2008 upon five years of continuous employment from date of hire. We also curtailed sponsoring or funding, as of December 31, 2008, our U.S. retiree health insurance program under which we offered health care benefits to a certain group of retired U.S. employees and their covered dependents and beneficiaries. While we originally announced an increase in our 401(k) plan match in the United States from 4% of eligible compensation to 6% as of January 1, 2009, we announced after January 1, 2009 that we will not implement this increase and instead will eliminate the employer match until further notice.

As a result of the decision to freeze benefits under the Pension Plan and to terminate sponsorship of our U.S. retiree health insurance program, in accordance with the applicable accounting literature, we recorded the following: (i) pre-tax curtailment/settlement gains of $40.0 million in our income statement during the quarter ended September 30, 2008, (ii) a decrease in our pension and postretirement liability of $32.0 million as of September 30, 2008 and (iii) a charge to Other Comprehensive Income (Loss) of $8.0 million. The above amounts also include a loss of $0.2 million as a result of the settlement of one of our Canadian pension plans.

Furthermore, in light of the challenging economic climate, in December 2008, we discontinued the construction of our clothing manufacturing facility in Vietnam and announced the closing of our Australian production facility by the end of the first quarter of 2009. The Vietnam facility was planned to provide a source of products to serve markets in Asia, which we expect to grow faster than more developed markets, and provide products with lower manufacturing costs for certain other markets. While we evaluate the long-term potential of the Vietnam facility, we will serve our Asian markets from certain of our existing manufacturing facilities.

Credit Facility

Our credit facility requires that we meet certain operating requirements and financial ratios in order to avoid a default or event of default under the facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility”. Although we expected we would generate cash flow from operations sufficient to service the debt under the credit facility prior to the stated maturity of the debt if there were not otherwise an event of default and acceleration of the maturity of the debt, we did not satisfy the leverage ratio covenant for the period ended March 31, 2008 that was in effect under our then existing credit agreement. Failure to satisfy the covenant would constitute a default under our credit facility absent a waiver from our lenders. Our independent registered public accounting firm included an explanatory paragraph in its report on our 2007 consolidated financial statements related to the uncertainty in our ability to continue as a going concern. The inclusion of that paragraph in its report would also constitute a default under our credit facility absent a waiver. On April 8, 2008, we obtained a temporary waiver from the lenders for these defaults. The waiver was in effect until May 31, 2008. On May 30, 2008, prior to the expiration of the waiver, we entered in to an amendment and restatement of the credit agreement governing our credit facility. As a result of this amendment and restatement, on August 4, 2008, our independent registered public accounting firm reissued its report relating to our financial statements as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 to remove the explanatory paragraph with respect to our ability to continue as a going concern and to insert an emphasis paragraph that the conditions that raised substantial doubt about whether we will continue as a going concern no longer exist.

Business Strategy

The primary components of our business strategy are:

Debt Reduction. We are committed to debt reduction to improve our capital structure and create sufficient financial flexibility to allow us to continue to invest in our operations where we can expect reasonable returns, expand into markets where our products and services will create value for our customers and support the global growth of the paper-making industry. As part of this strategy, our focus on the reduction of working capital, allocation of capital investments and elimination of loss-making businesses, customers and products will drive our activities. We expect to incur additional restructuring expenses in connection with pursuing cost-savings opportunities. We believe that our potential to improve productivity includes the opportunities to enhance our manufacturing efficiency by improving our process yields and cycle times.

New Product Development. We are committed to maximize our margins and profitability in both our clothing and roll segments covers by focusing our production and marketing efforts on higher value-added, technologically advanced products that will benefit our customers by providing them with the cost savings and quality improvement characteristics they demand from us. We intend to continue to offer a full range of product offerings in order to meet our customers’ needs. We believe that the development and introduction of new products in a systematic and customer-focused manner will allow us to meet the demands of global market growth and our own sales growth projections. Simultaneous standardization and simplification will help us achieve significant cost containment and competitiveness.

Workforce Engagement. We are committed to alignment of objectives for our entire workforce. We believe that communication, training and tools and incentives associated with this alignment are essential to meeting our business plans and objectives. Human resource management systems must be in place in support of this strategy including retention of personnel to maintain and enhance the quality of the performance of our workforce, visibility to career opportunities to create job growth, and incentive systems that reward the workforce for achievement of critical objectives. Our approach includes the “high-grading” and “right-sizing” of our workforce to make certain those individuals most necessary for our success are in a position to positively contribute to goal achievement.

Products

We operate through two principal business segments, clothing and roll covers. Our clothing segment products include various types of industrial textiles used on paper-making machines and other industrial applications. Through our roll covers segment, we manufacture various types of roll covers, refurbish previously installed roll covers, provide mechanical services for the internal mechanisms of rolls used on paper-making machines and manufacture spreader rolls. For a presentation of financial information about our clothing and roll covers segments, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 to the accompanying audited consolidated financial statements.

Clothing Products

Our clothing segment products are large, highly engineered synthetic textile belts that transport paper as it is processed on a paper-making machine from paper stock into finished paper. Clothing products must be tailored to each machine because all paper-making machines have different physical configurations and operating parameters,. Clothing generally ranges in size from approximately 3 feet to over 30 feet wide and 24 feet to more than 460 feet long and operates on paper-making machines that run at speeds up to 7,500 feet per minute. We typically sell clothing products for between $13,000 and $45,000 per unit, although we sell some of our more sophisticated forming fabrics for up to $200,000 per unit.

We manufacture the three general types of clothing products used on paper-making machines—forming fabrics, press felts and dryer fabrics—each of which is located in a different section of a machine. Forming fabrics and press felts are typically replaced several times a year, but replacement frequency varies significantly by the grade of paper being produced, the manner in which the paper-making machine is operated and the quality of raw materials used in the paper stock. Dryer fabrics are replaced less frequently, with replacement typically taking place no more than once per year.

Forming fabrics. Forming fabrics are used at the beginning of paper-making machines, where highly diluted paper stock is deposited on the forming fabric while the fabric is traveling at a very high speed. Forming fabrics allow water to drain from the paper stock, creating an initial wet sheet. Forming fabrics must be porous enough to allow water to drain evenly but tight enough to retain and align the fiber and other materials that form the sheet of paper. They must also be strong enough to withstand high mechanical stresses. Forming fabrics are custom-manufactured in single, double, and triple layer designs in a variety of meshes to suit particular machines and paper grades. Customers are increasingly demanding the higher-priced triple layer designs that remove more moisture and produce higher quality paper. In 2008, forming fabrics accounted for approximately 45% of net sales in our clothing segment.

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

Press felts differ from forming fabrics and dryer fabrics due to the addition of several layers of staple fiber that are needled into the fabric base. The staple fiber provides a smooth surface to meet the wet sheet of paper and creates a wicking effect to remove water from the paper sheet as it is pressed under high pressure between press rolls. Press felts are manufactured in a variety of designs, including lightweight single layer felts, multi-layer laminated endless felts and seamed felts that allow for reduced installation times. In 2008, press felts accounted for approximately 38% of net sales in our clothing segment.

Dryer fabrics. Dryer fabrics are used to transport the paper sheet through the drying section of paper-making machines, where high temperatures from large, steam-heated dryer cylinders evaporate the remaining moisture from the paper sheet. Dryer fabrics, which are less technically advanced than forming fabrics or press felts, are woven from heat-resistant yarns with a coarser mesh than forming fabrics. In 2008, dryer fabrics accounted for approximately 5% of net sales in our clothing segment.

Industrials and Other. We also manufacture other types of clothing used in other industrial applications, such as steel, plastics, leather and textiles manufacturing. In 2008, sales for such industrial applications accounted for 11% of net sales in our clothing segment. We also manufacture auto-joining equipment used on paper-making machines. Sales of auto-joining equipment accounted for approximately 1% of net sales in our clothing segment in 2008.

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

We typically sell roll covers for between $1,000 per roll (e.g., for a small installed rubber roll cover) and $300,000 per roll (e.g., for a large installed polyurethane cover). Sales of roll covers accounted for approximately 59% of our total sales in our roll covers segment in 2008.

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

We offer a wide range of mechanical maintenance and repair services for the internal mechanisms of rolls. Paper producers are increasingly finding it economical to have the company that refurbishes or replaces a roll cover also perform work on the internal roll mechanisms at the same time, which avoids having multiple suppliers and incurring additional time and transportation charges. We began performing such services to meet the demands of our customers and attempt to gain a competitive advantage. As of December 31, 2008, we provide major mechanical services at ten locations around the world and we are expanding to additional locations. Roll cover refurbishment services and mechanical services accounted for approximately 15% of our total sales in our roll covers segment in 2008.

Spreader rolls. We manufacture and repair spreader rolls, which are small-diameter curved rolls used throughout a paper-making machine to stretch, smooth and remove wrinkles from the paper and clothing. There are approximately five to seven spreader rolls in a typical paper-making machine. We typically sell spreader rolls for between $1,000 and $200,000 per roll. We also rebuild and overhaul existing spreader rolls, typically for between $1,000 and $100,000 per roll. Sales of spreader rolls and related services accounted for approximately 26% of our total sales in our roll covers segment in 2008.

New Roll Products. We have introduced a number of innovations to our roll cover and spreader roll products in recent years, including shoe press belts which utilize our expertise in polyurethane material and manufacturing technologies, composite calendar roll covers that use nanoparticle technology to improve roll cover durability and paper gloss, as well as covers that use an improved polyurethane to increase abrasion and moisture resistance as well as responsiveness and stability. We are evaulating new products, which will use different materials and utilize different sales channels, in addition, to providing enhancements to our existing product line. In late 2008, we introduced SmartRoll™, the first continuous pressure sensing paper machine roll. SmartRoll™ enables the paper maker to maximize performance by knowing the operating pressures of the paper machine while the machine is running. Several SmartRoll™ units are already in use and it has received positive market acceptance.

In 2008, sales to the paper-making industry accounted for approximately 92% of our total sales in our roll covers segment. Paper producers accounted for approximately 78% of net sales, and paper-making machine manufacturers accounted for approximately 14% of net sales. Sales for use in other industrial applications, including steel, plastics, leather and textiles manufacturing, accounted for the remaining 8% of our net sales in our roll covers segment.

Customers

We supply leading paper producers worldwide. Our top ten customers accounted for 24% of net sales in 2008 and individually, no customer accounted for more than 5% of 2008 net sales. In 2008, 36% of our net sales was in North America, 37% was in Europe, 9% was in South America, 16% was in Asia-Pacific and 2% was in the rest of the world. See Note 16 to the accompanying audited consolidated financial statements for geographic information related to net sales and long-lived assets.

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

Research and Development

Our continuing ability to deliver value depends on developing product innovations. As we create new and improved products we often obtain patent protection for our innovations, which is indicative of our technical capabilities and creativity. Although we do not consider any single patent to be material to our business, we believe that, in the aggregate, our patents and other intellectual property provide us with a competitive advantage. We currently have approximately 230 domestic and foreign patents outstanding and approximately 150 pending patent applications. Our patents and patent applications cover approximately 85 different inventions. Some of our competitors license our technology from us in exchange for royalty payments, although such licensing does not represent a material amount of our business.

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

Employees

As of December 31, 2008 we had 3,648 employees worldwide, of which 2,816 were manufacturing employees, 421 were sales and marketing employees, 91 were in research and development and 320 were administrative and other employees. As of December 31, 2008, 2,611, or 72%, of our employees are subject to protection as members of trade unions or various collective bargaining agreements, primarily outside of the United States. We believe that we have good relations with our employees’ trade unions and labor unions and we have not experienced any material labor disputes.

Our Corporate Information

We are subject to the information requirements of the Securities Exchange Act of 1934, or the Exchange Act. Therefore, we file periodic reports, proxy statements, and other information with the Securities and Exchange Commission, or the SEC. Such reports, proxy statements, and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

We maintain a website at www.xerium.com to provide information to the general public and our shareholders on our products and services, along with general information on Xerium. We make our periodic and current reports available, free of charge, on our web site as soon as reasonably practicable after these reports are filed with, or furnished to, the SEC. Our corporate code of business conduct and ethics, our corporate governance guidelines, and the charters of each of the committees of our board of directors are also made available, free of charge, on our website. Our corporate code of business conduct and ethics, which includes our code of ethics, and related waivers (if any) are posted on our website. Copies of these documents may be obtained, free of charge, by writing Investor Relations, Xerium Technologies, Inc., One Technology Drive, Westborough, Massachusetts 01581, or telephoning us at 508-532-1790.

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

Risks Relating to our Business and the Industry

A sustained downturn in the paper industry, compounded by uncertainty in global economic conditions, could adversely affect our revenues and profitability.

Historically, demand for our products has been driven primarily by the volume of paper produced on a worldwide basis. The profitability of paper producers has historically been highly cyclical due to wide swings in the price of paper, driven to a high degree by the oversupply of paper during periods when paper producers have more aggregate capacity than the market requires. A sustained downturn in the paper industry, either globally or in a particular region, can cause paper manufacturers to reduce production or cease operations, which could adversely affect our revenues and profitability. Since 2000, paper producers have taken actions that seek to structurally improve the balance between the supply of and demand for paper. As part of these efforts, they have shut down many paper-making machines. Between 2001 and 2004 the bulk of these closures occurred in North America. Announcements by paper producers concerning temporary and permanent shutdowns of paper-making machines in both North America and Western Europe have continued. During 2005 through 2008, the sales and profitability of our North American and European operations were adversely affected by these shutdowns. Papermakers continue to experience low levels of profitability, and we believe that further consolidation among papermakers, reducing the number of paper producers, and shutdowns of paper-making machines will occur in Europe and North America, until there is a better balance between supply and demand for paper and the profit levels of paper producers improve. Over a number of years, consumption growth of paper is expected to drive an increase in the global production rates required to maintain balance between supply and demand although it is likely that a consumption slow-down and related effect on global paper production will occur in the near term.

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

In the past few years, we have undertaken various restructuring measures in response to changing market conditions in the paper industry triggered by the decline in paper prices that began in 2001. For example, between January 1, 2003 and December 31, 2008, we incurred costs of approximately $72 million in connection with our cost reduction programs including the closure of twelve manufacturing facilities worldwide. We experienced added operating costs resulting from shifting production from certain of our closed facilities to other facilities which adversely impacted our cost of sales by approximately $6.4 million, $5.0 million and $0.1 million in 2005, 2006 and 2007, respectively. In connection with any future plant closures, delays or failures in the transition of production from a closed facility to our other facilities could also adversely affect our financial operations. We may engage in additional cost reduction programs in the future. We may not recoup the costs of programs we have already initiated, or other programs we may in the future decide to engage in, the costs of which may be significant. In addition, our profitability may decline if our restructuring efforts do not sufficiently reduce our future costs while at the same time positioning us to maintain or increase our sales. We also expect to implement cost reduction programs in 2009, primarily in North America and Europe, to improve our manufacturing footprint to match market conditions and efficiencies in our operations. We are targeting restructuring expenses of approximately $5 to $6 million during 2009, primarily related to headcount reductions resulting from the integration of the regional management structure in North America and similar actions in Europe. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cost Reduction Programs”.

Fluctuations in currency exchange rates could adversely affect our revenues, profitability and compliance with our debt covenants.

Our foreign operations expose us to fluctuations in currency exchange rates and currency devaluations. We report our financial results in U.S. Dollars, but a substantial portion of our sales, expenses and debt are denominated in Euros and other currencies. As a result, changes in the relative values of U.S. Dollars, Euros and other currencies will affect our levels of sales and profitability. A decrease in the value of the U.S. Dollar relative to the value of the Euro and these other currencies will affect our financial results since the translation of a certain number of Euros or units of such other currencies into U.S. Dollars for financial reporting purposes will represent more U.S. Dollars. We would expect an opposite effect in a period in which the value of the U.S. Dollar increases. In addition, in the case of sales to customers in certain locations, our sales are denominated in U.S. Dollars or Euros but all or a substantial portion of our associated costs are denominated in a different currency. As a result, changes in the relative values of U.S. Dollars, Euros and any such other currency will affect our profitability. Although in certain circumstances we attempt to hedge our exposure to fluctuations in currency exchange rates, our hedging strategies may not be effective.

In addition, our credit facility contains financial covenants that require us to maintain a minimum interest coverage ratio, a maximum leverage ratio and a minimum fixed charge coverage ratio. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility”. Our ability to comply with these covenants will depend in part upon our reported financial results, which as indicated above are directly affected by currency fluctuations. For example, in the event the value of the U.S. Dollar increases relative to the Euro and other currencies in which we conduct business (and ignoring any other changes affecting our financial performance), the amount of our Adjusted EBITDA will decline. Since each of the financial ratio covenants in our credit facility is calculated by reference to the amount of our Adjusted EBITDA, currency fluctuations alone could lower the amount of our Adjusted EBITDA and therefore affect our ability to remain in compliance with our financial ratio covenants. While we have certain indebtedness denominated in foreign currencies, to reduce the volatility of these measurements to the U.S dollar/euro relationship, Amendment 5 to our credit facility provides that for the purposes of computing debt, which is a part of the calculation of the leverage ratio, indebtedness which is payable in Canadian Dollars or Euros shall be converted into Dollars using the average exchange rate for the period of four consecutive Fiscal Quarters ended March 31, 2008. Accordingly, if the value of the U.S. Dollar increases relative to the Euro or the Canadian Dollar and our Adjusted EBITDA declines as a result of this currency effect, there would not be a corresponding decrease in the amount of our debt for purposes of the maximum leverage ratio covenant calculation.

For additional information about the risks associated with fluctuations in currency exchange rates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign Exchange”.

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

We have manufacturing facilities in 13 foreign countries. In 2008, we sold products in approximately 62 countries other than the United States, which represented approximately 73% of our net sales. We operate in a number of foreign countries and may face challenges unique to those countries such as in hiring employees, our relations with various parties, including suppliers and governmental agencies, and in production. Furthermore, we may decide to do business in countries where we have not previously done business, such as our decisions with respect to Vietnam, where we began construction of a clothing manufacturing facility in the fourth quarter of 2007 and discontinued such construction as of December 1, 2008, and China, where we acquired a roll covers manufacturing business in November 2007. In such countries we face the additional uncertainty of entering a new market and its social customs, laws and practices. Should these challenges be realized, our operating results could be adversely impacted and our business or production may be delayed.

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

Our capital expenditures in 2008 were less than those in 2007 and we expect capital expenditures in 2009 to be lower than in 2008; this planned reduction in capital expenditures could negatively impact our ability to take advantage of growth opportunities.

We began construction of a clothing manufacturing facility in Vietnam in the fourth quarter of 2007. In the first quarter of 2008, we determined to slow the pace of planned capital expenditures for the Vietnam facility and cancelled or rescheduled certain other previously planned capital expenditures. This reduction in capital expenditures could impact our ability to achieve growth. In December 2008, we discontinued the construction of the clothing manufacturing facility in Vietnam and announced the closing of our Australian production facility by the end of the first quarter of 2009. The Vietnam facility was planned to provide a source of products to serve markets in Asia, which we expect to grow faster than more developed markets, and provide products with lower manufacturing costs for certain other markets. If we are not able to accommodate the production provided or planned to be provided by these facilities through our other facilities, our ability to take advantage of the growth potential of clothing products in Asia or to reduce the cost at which we produce products may be negatively impacted. Due to our assessment of the impact of the global economic crisis on our customers and our industry, we are currently evaluating additional capital expenditure reductions.

The loss of our major customers could have a material adverse effect on our sales and profitability.

Our top ten customers generated 24% of our net sales during 2008. The loss of one or more of our major customers, financial difficulties faced by our customers or a substantial decrease in such customers’ purchases from us, could have a material adverse effect on our sales and profitability. For example, two of our major customers, who collectively represent approximately 5% of 2008 revenues, have had recent financial difficulties. One of them filed for bankruptcy protection in January 2009 and we believe the other may be facing liquidity issues and potential credit refinancing during 2009. We have fully reserved for amounts due from these customers, however, decreases in orders from these customers or future payment problems from these or other customers could have a material adverse effect on our sales and profitability. Because we do not generally have binding long-term purchasing agreements with our customers, there can be no assurance that our existing customers will continue to purchase products from us.

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

As of December 31, 2008, we had 3,648 employees, approximately 20% of whom were subject to protection of various collective bargaining agreements and approximately 52% of whom were subject to job protection as members of trade unions, employee associations or workers’ councils. Approximately 50% of the employees subject to collective bargaining agreements (or approximately 10% of our total employees) were covered by collective bargaining agreements that expire prior to December 31, 2009. We cannot be certain that we will be able to renew such collective bargaining agreements, or enter into new collective bargaining agreements, which do not adversely affect our operating results and that we will be without production interruptions, including labor stoppages. In addition, approximately 57% of the employees are subject to job protection as members of trade unions, employee associations or workers’ councils (or approximately 29% of our total employees) for which arrangements expire prior to December 31, 2009. We cannot be certain that the terms of employment applicable to such employees will not change in a manner which adversely affects our operating results. We cannot be certain that we will not experience disruptions in our operations as a result of labor disputes or experience other labor relations issues. If we are unable to maintain good relations with our employees, our ability to produce our products and provide services to our customers could be reduced and/or our production costs could increase, either of which could disrupt our business and reduce our profitability.

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

Our credit facility requires that we meet certain operating requirements and financial ratios in order to avoid a default or event of default under the facility. For the period ended March 31, 2008, we did not satisfy our leverage ratio covenant as in effect at that time, and our independent registered public accounting firm included an explanatory paragraph in its report on our 2007 consolidated financial statements related to the uncertainty in our ability to continue as a going concern. Absent a waiver, these matters would constitute defaults under our credit facility. On April 8, 2008, we entered into an amendment and waiver agreement with our lenders relating to our credit facility pursuant to which the lenders agreed to waive through May 31, 2008 any past and then existing defaults. On May 30, 2008, prior to the expiration of the waiver, we entered into an amended credit facility. As a result of the amendment and restatement of our senior credit facility, on August 4, 2008, our independent registered public accounting firm reissued its report relating to our financial statements as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 to remove the explanatory paragraph with respect to our ability to continue as a going concern and to insert an emphasis paragraph that the conditions that raised substantial doubt about whether we will continue as a going concern no longer exist.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility” for a description of the amended financial ratio covenants. There can be no assurance that we will be in compliance with such financial ratios in future periods. For example, if our business declines dramatically as a result of the effect of the global economic crisis on the paper industry, it could cause us to fall out of compliance with the financial ratios in our credit facility.

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

We have a significant amount of debt. As of December 31, 2008, our total amount of outstanding debt, on a consolidated basis, was $617.0 million. The degree to which we are leveraged on a consolidated basis could have important consequences to the holders of our common stock, including:

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

Required payments with respect to our indebtedness will reduce the amount of funds available for other corporate purposes, which could harm our competitiveness and/or limit opportunities to grow our business. As a result of the May 30, 2008 amendment to our credit facility, we expect that in the foreseeable future a significantly greater portion of the cash generated by our business will be used to make required interest and principal payments under our credit facility. For example, based upon our current level of indebtedness and assuming no decrease in the applicable margin, we expect that both interest expense and scheduled debt principal payments will decrease by approximately $1 million for the year ended December 31, 2009 as compared to 2008 and that interest expense will decrease by approximately $3 million and scheduled debt payments will increase by approximately $5 million, respectively for the year ended December 31, 2010 as compared to 2009.

We may be required to make additional debt repayments based on “excess cash”, as defined in the credit agreement.

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

Fluctuations in interest rates could adversely affect our liquidity, operating expenses and results. In addition, our senior credit facility has, and likely any replacement credit facility will have, a variable interest rate. As of December 31, 2008, the outstanding principal amount of the term loan portion of the credit facility was $606.2 million. On November 16, 2007, we entered into interest rate swaps that effectively fixed, from a cash flow perspective, the interest rate on approximately 85% of the term loan portion of our credit facility through 2010. As of December 31, 2008, the weighted average interest rate on the effectively fixed portion of the term loan facility was 9.74%; the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 7.55%. As a result of the amendment of our senior credit facility agreement on May 30, 2008, the applicable margin for LIBOR term loans, LIBOR revolving loans, Euribor loans and CDOR loans under our senior credit facility increased from 2.75% to 5.50%. We estimate that a 1% increase in the LIBOR rate would increase our interest expense on the term debt by approximately $0.9 million on an annual basis through December 31, 2010, the period covered by the interest rate swap agreements. Effective June 30, 2008, we were again able to assert that the hedged transactions were probable of occurring and accordingly redesignated the interest rate swaps as cash flow hedges of benchmark interest rate risk on 3-month LIBOR-based interest payments on the hedged debt as of June 30, 2008. As a result, a significant portion of the mark to market changes on these interest rate swaps is not expected to be charged or credited, as applicable, to interest expense from the period beginning July 1, 2008 and instead is charged to accumulated other comprehensive income.

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

Shares of our common stock may continue to experience substantial price volatility, including significant decreases, in response to a number of events, including:

•	the current situation with our credit facility;

•	our quarterly operating results;

•	sales of our common stock by principal stockholders;

•	issuances of our common stock by us;

•	future announcements concerning our business;

•	our dividend policy;

•	the failure of securities analysts to cover our common stock and/or changes in financial estimates and recommendations by securities analysts;

•	actions of competitors;

•	fluctuations in foreign currency exchange rates;

•	changes in U.S. and foreign government regulation;

•	general market, economic and political conditions; and

•	natural disasters, terrorist attacks and acts of war.

On December 31, 2008 the closing price of our common stock declined to $0.66 as compared with $5.20 as of December 31, 2007. Some companies that have had volatile market prices for their securities have had securities class action lawsuits filed against them. On June 7, 2006, a purported class action complaint was filed in the United States District Court for the District of Massachusetts on behalf of a putative class of investors who purchased shares pursuant or traceable to our initial public offering on or about May 16, 2005 through November 15, 2005 against us, our former Chief Executive Officer and our Chief Financial Officer. See “Legal Proceedings” below. While we have entered a settlement agreement with respect to this litigation, other lawsuits, should they be filed against us in the future, could result in substantial costs and a diversion of management’s attention and resources. This could have a material adverse effect on our business, results of operations and financial condition.

If we cannot meet the NYSE continued listing criteria, the NYSE may delist our common stock which would have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on the NYSE. On December 29, 2008, we received notification from the NYSE that we were not in compliance with two NYSE standards for continued listing of our common stock on the exchange. Specifically, we are considered below these criteria by the NYSE because (i) the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading day period, and (ii) our average total market capitalization has been less than $75 million over the same period and our most recently reported stockholders’ equity was less than $75 million.

Under NYSE rules, we had 45 days from the date of the notice to submit a plan to the NYSE to demonstrate our ability to achieve compliance with the market capitalization listing standards within 18 months of receiving the notice. We submitted our plan to the NYSE on February 12, 2009, and it is currently undergoing review by the NYSE. Within 45 days of receiving the plan, the NYSE will inform us in writing as to whether it has accepted or rejected our plan. If our plan is rejected, our common stock will be subject to suspension and delisting by the NYSE. Additionally, since we are below the share price criterion, we must bring our share price and average share price above $1.00 within the longer of six months of receipt of the notification or our next annual meeting of stockholders if stockholder action to assist compliance is proposed. During this cure period, our shares will continue to be listed and traded on the NYSE, subject to our compliance with other NYSE continued listing standards but will be assigned a “.BC” suffix by the NYSE to signify that we are not currently in compliance with the NYSE continued listing standards. If we fail to become compliant with the continued listing standards within the applicable timeframe, our common stock may be delisted by the NYSE.

On February 26, 2009, the NYSE submitted to the Securities & Exchange Commission an immediately effective rule filing which suspends the NYSE’s $1.00 minimum price requirement on a temporary basis, initially through June 30, 2009. Further, the filing also extends until the same date the NYSE’s current easing of the average global market capitalization standard from $25 million to $15 million. While the filing is immediately effective, it is subject to a 30-day operative delay. The NYSE has asked the SEC to waive this operative delay and expects the SEC to do so promptly. The following describes how the suspension of the $1.00 minimum price requirement will operate in practice:

•

Companies currently below the $1.00 minimum price criteria that do not regain compliance during the suspension period will recommence their compliance period upon reinstitution of the stock price continued listing standard and receive the remaining balance of their compliance period.

•	Companies currently below the $1.00 minimum price criteria will be deemed to have regained compliance during the rule suspension period if:

1.	at the end of their respective six-month cure period, as established prior to this rule’s suspension, they have a $1.00 closing share price on both the last trading day of the period and based on the preceding 30 trading days, and/or

2.	at the end of any calendar month during the suspension they have a $1.00 closing share price on both the last trading day of such month and based on the 30 trading days preceding the end of such month.

The current financial crisis could negatively affect our business, results of operations, and financial condition.

The current financial crisis affecting the banking system and financial markets and the going concern risks facing various financial institutions have resulted in a tightening in the credit markets, decreased liquidity in many financial markets, and extreme volatility in fixed income, credit and equity markets. There could be a number of follow-on effects from the credit crisis on our business which may be difficult to predict or anticipate, including effects on our customers, suppliers, contractors and financing sources which could impact our collections, treasury functions, ability to obtain financing and our business and operations generally.

As of December 31, 2008, entities associated with Apax Europe IV GP Co. Ltd. (“Apax”) own approximately 54% of our common stock and will therefore have significant influence over our business and significant transactions.

As of December 31, 2008 there were 46,257,772 shares of our common stock outstanding, of which 25,043,764 in the aggregate, or approximately 54% were held by Apax WW Nominees Ltd. and Apax-Xerium APIA LP. As a result Apax and its associated entities have a strong ability to influence our business, policies and affairs. To the extent these entities continue to own in excess of 50% of our common stock, they will have the ability to control the outcome of all elections of directors and any stockholder vote regarding a merger or other extraordinary transaction. Although Apax has no contractual rights to nominate any directors, two representatives of Apax serve on our board of directors. Because Apax owns more than 50% of our common stock, we can consider ourselves to be a “Controlled Company” under Section 303A of the New York Stock Exchange Listed Company Manual (the “NYSE Rules”), which means, among other things, that the NYSE Rules do not require us to maintain a majority of independent directors. We cannot be certain that the interests of Apax will be consistent with the interests of other holders of common stock. In addition, this concentration of ownership could have the effect of delaying or preventing a change in control, merger or tender offer, which would deprive shareholders of an opportunity to receive a premium for their shares of common stock and may negatively affect the market price of our common stock. Moreover, Apax either alone or with other existing equity investors could effectively receive a premium for transferring ownership to third parties that would not inure to the benefit of investors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of December 31, 2008, we operate 43 facilities, of which 34 are manufacturing facilities in 14 countries located in Argentina, Australia, Austria, Brazil, Canada, China, Finland, France, Germany, Italy, Japan, Mexico, Spain and the United States. Of the 34 manufacturing facilities that we operate, 11 are clothing manufacturing facilities, 21 are rolls manufacturing facilities and 2 are both clothing and rolls facilities. Almost all of our facilities are owned by us, rather than leased.

We have one former manufacturing facility as a result of the closing of our rolls manufacturing facility in Sweden in 2008. Also in 2008, we announced that we will be closing our rolls manufacturing facility in Sherbrooke, Canada, which as of December 31, 2008 was still performing manufacturing activities which have ceased in early 2009. We began construction of a clothing manufacturing facility in Vietnam in the fourth quarter of 2007 and discontinued such construction in December 2008. Additionally in December 2008, we committed to a plan to cease production at our Australian clothing manufacturing facility by the end of the first quarter of 2009.

We also have license agreements with three licensees that manufacture our roll covers products at their facilities in Japan, South Korea and India. We have license agreements with one licensee that manufactures our clothing products in North America, various European countries and certain Pacific Rim countries.

ITEM 3.	LEGAL PROCEEDINGS

On June 7, 2006, a purported class action complaint was filed in the United States District Court for the District of Massachusetts on behalf of a putative class of investors who purchased shares pursuant or traceable to our initial public offering on or about May 16, 2005 through November 15, 2005 against us, our former Chief Executive Officer and our Chief Financial Officer. An amended complaint was filed on November 3, 2006. The complaint as amended concerns our initial public offering of common stock and alleges violations of Sections 11 and liability under Section 15 of the Securities Act of 1933. The plaintiff seeks rescission rights, attorneys’ fees and other costs and unspecified damages on behalf of a purported class of purchasers of our common stock “pursuant and/or traceable to the our IPO on or about May 16, 2005 through November 15, 2005.” On November 3, 2008, the Company agreed to a settlement with the plaintiffs, without admitting liability of any kind. On February 25, 2009, the Court entered a judgment granting final approval of the settlement. The settlement amount above our deductible is covered by our Directors and Officers insurance and is not expected to have a material adverse effect on the Company's financial position, results of operations or cash flow. Expenses related to this complaint have been deminimus during 2008.

We are from time to time involved in various legal proceedings that arise in the ordinary course of our business. We believe that none of our pending litigation will, individually or in the aggregate, have a material adverse effect on our financial condition, cash flows or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock (the “Common Stock”) is quoted on the New York Stock Exchange under the symbol “XRM”. On March 6, 2009, there were approximately 35 stockholders of record of our Common Stock and the closing price of our Common Stock as reported by the New York Stock Exchange was $0.57 per share. The following table lists the high and low sales prices for our Common Stock within the two most recent fiscal years:

Period	High	Low
2008
Fourth quarter	$6.92	$0.63
Third quarter	8.41	3.52
Second quarter	5.62	1.25
First quarter	5.78	0.91

2007
Fourth quarter	$6.40	$3.29
Third quarter	7.82	4.30
Second quarter	9.19	6.93
First quarter	11.03	7.61

Dividend activity related to our common stock for the two most recent fiscal years is as follows:

Our credit facility, as amended on May 30, 2008, prohibits our payment of dividends and accordingly, we made no such payments during the year ended December 31, 2008. We do not expect to pay dividends on our common stock for the foreseeable future.

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

In February 2007 we established a dividend reinvestment plan (“DRIP”) that allowed shareholders of record to elect to receive all or part of the dividends on shares of our common stock that otherwise would be paid in cash in the form of additional shares of common stock. Under the DRIP, the source of such additional shares was from our authorized and unissued shares or from our treasury shares. The number of shares credited to a participant’s account with respect to a dividend was determined based upon the cash value of the dividends elected to be received in additional shares of common stock divided by the average of the high and low sales prices for shares of our common stock on the New York Stock Exchange composite transactions tape on the declared payment date. Pursuant to a letter agreement with the Company dated December 22, 2006, as amended on May 2, 2007, Apax WW Nominees Ltd. and Apax-Xerium APIA LP (collectively the “Apax entities”) agreed that they will participate in the DRIP at a level such that at a minimum 50% of each dividend otherwise payable in cash on our common stock, including shares not held by Apax entities, was reinvested in our common stock through the DRIP, provided that the Apax entities were not required to reinvest more than 100% of the cash dividends payable to them with respect to such dividend declaration. As of December 31, 2008 there were 46,257,772 shares of our common stock outstanding, of which 25,043,764 were held by the Apax entities.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2008 with respect to shares of our common stock that may be issued under our existing equity compensation plan, the Xerium Technologies, Inc. 2005 Equity Incentive Plan (“the 2005 Plan”). At December 31, 2008 the only awards outstanding in respect of our common stock under our equity compensation plans were restricted stock units. The table includes information with respect to shares subject to outstanding restricted stock units at December 31, 2008.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,358,585	(1)	N/A	5,755,101
Equity compensation plans not approved by security holders	—		—	—

Total	1,358,585		N/A	5,755,101

(1)	Reflects shares underlying outstanding restricted stock units (“RSUs”) at December 31, 2008.

For further information regarding restricted stock unit awards granted under our 2005 Equity Incentive Plan, see Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K.

Certain Material Equity Awards

On March 10, 2009, in accordance with the employment agreement between us and Mr. Stephen Light, our Chairman, President and Chief Executive Officer, the Compensation Committee of our Board of Directors approved RSU grants to Mr. Light as follows: (i) 341,761 time-based RSUs; (ii) 605,209 time-based RSUs that are contingent on shareholder approval of an increase in the maximum number of shares that may be granted as stock awards to any one person in any calendar year under the 2005 Plan; and (iii) 946,969 performance-based RSUs that are contingent on shareholder approval of the same increase. Mr. Light’s Employment Agreement provides that he was to have been granted RSUs having a fair market value of $1.25 million on January 1, 2009, or 1,893,939 RSUs, and that half of these are to vest based on his service over time while the other half vest based on our performance. The 2005 Plan imposes a limit on the maximum number of shares that may be granted as stock awards to any one person in any calendar year. Those of the RSUs being granted to Mr. Light that are in excess of that limit have been granted contingent on shareholder approval of an amendment to the 2005 Plan that will increase the limit to enable these grants.

On March 10, 2009, our Board of Directors approved the issuance of 4,034,819 shares of common stock to eligible participants under our performance award program for 2008. After withholding shares of common stock to satisfy minimum tax withholding requirements, a net number of 2,564,111 shares was issued to the eligible participants on March 11, 2009. Under the terms of our 2005 Plan, the shares withheld by us to satisfy tax withholding requirements will continue to be available for issuance under the 2005 Plan.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and the related Notes to Consolidated Financial Statements.

	Year ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Statement of operations data:
Net sales	$638,139	$615,426	$601,439	$582,420	$582,480
Costs and expenses:
Cost of products sold	394,467	361,913	355,375	342,329	331,447
Selling	80,175	79,157	76,313	70,682	69,325
General and administrative	92,112	70,218	70,621	84,863	60,675
Restructuring and impairments	16,968	7,733	4,736	11,958	19,533
Research and development	11,740	10,189	9,878	9,835	9,622
Offering costs	—	—	—	—	7,429
Goodwill impairment	—	185,300	—	—	—
Curtailment/settlement gains	(39,968)	—	—	—	—

Total operating costs and expenses	555,494	714,510	516,923	519,667	498,031

Income (loss) from operations	82,645	(99,084)	84,516	62,753	84,449
Other income (expense):
Interest expense, net	(58,504)	(53,126)	(40,016)	(41,701)	(67,235)
Foreign exchange gain (loss)	6,356	(347)	(105)	3,773	(4,669)
Loss on early extinguishment of debt	—	—	—	(4,886)	—

Income (loss) before provision for income taxes	30,497	(152,557)	44,395	19,939	12,545
Provision (benefit) for income taxes	3,901	(2,345)	13,107	14,342	26,641

Net income (loss)	$26,596	$(150,212)	$31,288	$5,597	$(14,096)

Net income (loss) per common share—basic	$0.58	$(3.36)	$0.71	$0.14	$(0.45)

Net income (loss) per common share—diluted	$0.58	$(3.36)	$0.71	$0.14	$(0.45)

Cash dividends per common share	$—	$0.5625	$0.90	$0.33	$—

	Year ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance sheet data (at end of period):
Cash and cash equivalents	$34,733	$24,218	$16,816	$59,976	$24,002
Total assets	811,572	891,441	990,726	983,916	1,019,865
Senior debt	606,200	657,506	628,317	637,433	601,716
Total debt	616,957	666,801	639,060	649,132	827,849
Total stockholders’ equity (deficit)	(27,581)	(1,052)	116,580	109,346	(55,096)

Cash flow data:
Net cash provided by operating activities	$77,068	$89,020	$69,236	$54,709	$78,701
Net cash used in investing activities	(35,233)	(57,200)	(37,940)	(28,722)	(36,561)
Net cash provided by (used in) financing activities	(32,312)	(27,237)	(78,208)	5,626	(43,125)

Other financial data:
Depreciation and amortization	$45,928	$45,540	$45,392	$45,363	$47,677
Capital expenditures	39,028	47,859	32,456	35,829	36,593

The following table presents our unaudited consolidated statements of operations data for each quarter in the two years ended December 31, 2008. The information for each of these quarters is unaudited, but has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. Certain prior period balances have been reclassified to conform with the current year presentation. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been made to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the notes thereto appearing elsewhere in this document. These operating results are not necessarily indicative of the results of operations that may be expected for any future period.

	For the Three Months Ended
	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	Mar 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	Mar 31, 2007
	(in thousands, except per share data)
Statement of operations data:
Net sales	$149,452	$159,307	$170,393	$158,987	$164,216	$153,592	$153,660	$143,958
Costs and expenses:
Cost of products sold	90,704	106,513	101,595	95,655	98,979	90,272	89,482	83,180
Selling	17,738	20,125	21,847	20,465	20,019	19,747	19,938	19,453
General and administrative	21,790	28,265	23,367	18,690	19,881	16,291	16,433	17,613
Restructuring and impairments	10,106	3,612	2,718	532	1,575	805	1,220	4,133
Research and development	2,631	2,910	3,196	3,003	2,572	2,356	2,707	2,554
Goodwill impairment	—	—	—	—	185,300	—	—	—
Curtailment/settlement gains	—	(39,968)	—	—	—	—	—	—

Total operating costs and expenses	142,969	121,457	152,723	138,345	328,326	129,471	129,780	126,933

Income (loss) from operations	6,483	37,850	17,670	20,642	(164,110)	24,121	23,880	17,025
Other income (expense):
Interest expense, net	(16,287)	(16,230)	(766)	(25,221)	(15,789)	(13,995)	(11,155)	(12,187)
Foreign exchange gain (loss)	3,012	710	(875)	3,509	334	158	(443)	(396)

Income (loss) before provision for income taxes	(6,792)	22,330	16,029	(1,070)	(179,565)	10,284	12,282	4,442
Provision (benefit) for income taxes	(2,443)	794	1,911	3,639	(11,558)	3,208	4,604	1,401

Net income (loss)	$(4,349)	$21,536	$14,118	$(4,709)	$(168,007)	$7,076	$7,678	$3,041

Net income (loss) per common share—basic	$(0.09)	$0.47	$0.31	$(0.10)	$(3.69)	$0.16	$0.17	$0.07
Net income (loss) per common share—diluted	$(0.09)	$0.46	$0.31	$(0.10)	$(3.69)	$0.16	$0.17	$0.07

Cash dividends per common share	$—	$—	$—	$—	$0.1125	$0.1125	$0.1125	$0.225

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the section titled “Risk Factors,” the Consolidated Financial Statements and related Notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

Recent Developments

New York Stock Exchange

As previously disclosed in our press release dated January 5, 2009, we were notified by NYSE Regulation, Inc. on December 29, 2008 that we were not in compliance with the continued listing criteria of the NYSE, under Sections 802.01B and C of the NYSE Listed Company Manual. Specifically, the NYSE considers us to be below these criteria because (i) the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading day period, and (ii) our average total market capitalization was less than $75 million over the same period and our most recently reported stockholders’ equity was less than $75 million.

Under applicable NYSE rules, we have 45 days from the receipt of the notice to submit a plan advising the NYSE of definitive actions we have taken, or propose to take, that we believe will bring us into compliance with the market capitalization listing standards within 18 months of receipt of the letter. We submitted such a plan on February 12, 2009 it is currently undergoing review by the NYSE. Within 45 days of receiving the plan, the NYSE will inform us in writing as to whether it has accepted or rejected our plan. If our plan is rejected, our common stock will be subject to suspension and delisting by the NYSE. Additionally, since we are below the share price criterion, we must bring our share price and 30-day average share price above $1.00 within the longer of six months of receipt of the notification or our next annual meeting of stockholders if stockholder action is proposed. During this time, our common shares will continue to be listed on the NYSE, subject to our compliance with other NYSE continued listing standards but will be assigned a “.BC” suffix by the NYSE to signify that we are not currently in compliance with the NYSE continued listing standards. If we are not compliant with the continued listing standards within the applicable timeframe, our common stock will be subject to suspension and delisting by the NYSE.

On February 26, 2009, the NYSE submitted to the Securities & Exchange Commission an immediately effective rule filing which suspends the NYSE’s $1.00 minimum price requirement on a temporary basis, initially through June 30, 2009. Further, the filing also extends until the same date the NYSE’s current easing of the average global market capitalization standard from $25 million to $15 million. While the filing is immediately effective, it is subject to a 30-day operative delay. The NYSE has asked the SEC to waive this operative delay and expects the SEC to do so promptly. The following describes how the suspension of the $1.00 minimum price requirement will operate in practice:

•

Companies currently below the $1.00 minimum price criteria that do not regain compliance during the suspension period will recommence their compliance period upon reinstitution of the stock price continued listing standard and receive the remaining balance of their compliance period.

•	Companies currently below the $1.00 minimum price criteria will be deemed to have regained compliance during the rule suspension period if:

1.	at the end of their respective six-month cure period, as established prior to this rule’s suspension, they have a $1.00 closing share price on both the last trading day of the period and based on the preceding 30 trading days, and/or

2.	at the end of any calendar month during the suspension they have a $1.00 closing share price on both the last trading day of such month and based on the 30 trading days preceding the end of such month.

Global Economic Environment

Our operations are highly dependent upon the paper production industry and the degree to which the paper industry is affected by global economic conditions and the availability of credit. Demand for our products, could decline if paper manufacturers are unable to obtain required financing or if the economic crisis causes additional mill closures. For example, in the quarter ended September 30, 2008 and December 31, 2008, due to the global economic crisis and the lack of credit availability which may affect our customers’ demand for products and their ability to pay their debts, we assessed the impact of this crisis on our customers and our industry, and changed our estimates of net realizable value of receivables and inventories. Two of our major customers, who collectively represent approximately 5% of 2008 revenues, have had recent financial difficulties. One of them filed for bankruptcy protection in January 2009 and we believe the other may be facing liquidity issues and potential credit refinancing during 2009. We have fully reserved for amounts due from these customers, however, decreases in orders from these customers or future payment problems from these or other customers could have a material adverse effect on our sales and profitability. During 2008, especially the latter part of the year, the global paper industry experienced a sharp reduction in production levels, caused by the general slowdown in economic activity and related paper consumption during the same period. The slowdown of production was across all grades of paper production, but most notably in the packaging grades and newsprint. For packaging grades, the demand for these grades is directly related to broad manufacturing and transportation activity reduction, while newsprint demand has been increasingly declining over a number of years due to the greater prevalence of electronic media, exacerbated in recent months by reduction in print advertising. One of the results of the recent reduction in demand for paper products is that the inventory of paper at the paper-makers has increased significantly and production slowdowns, curtailments and idling of paper-making machines have been occurring at a sharply increasing rate since October 2008 and are continuing into 2009. Regionally, North America and Europe have seen the more significant production declines and paper production decreased in 2008 and is expected to decrease further in 2009, while South America and Asia, while experiencing slowdowns, are still expected to increase tons of paper produced in 2009 compared to 2008. While Xerium was successful in reducing the rate of price decrease in 2008 for the products we sell to the paper-makers, there continues to be price pressure due to our competitors pursuing market growth with slower overall demand for our products.

During the third quarter of 2008, we also took steps to reduce our expenses and obligations in light of the challenging economic climate. Specifically, we froze benefit pension accruals under our Pension Plan for U.S. Salaried and Non-Union Hourly Employees, ("the Pension Plan"), effective December 31, 2008 so that future service beyond December 31, 2008 will no longer be credited under the Pension Plan. Employees who are vested as of December 31, 2008 will be entitled to their benefit earned as of December 31, 2008. Employees who were not vested as of December 31, 2008 will be entitled to their benefit earned as of December 31, 2008 upon five years of continuous employment from date of hire. We also curtailed sponsoring or funding, as of December 31, 2008, our U.S. retiree health insurance program under which we offered health care benefits to a certain group of retired U.S. employees and their covered dependents and beneficiaries. While we originally announced an increase in our 401(k) plan match in the United States from 4% of eligible compensation to 6% as of January 1, 2009, we announced after January 1, 2009 that we will not implement this increase and instead will eliminate the employer match until further notice.

As a result of the decision to freeze benefits under the Pension Plan and to terminate sponsorship of our U.S. retiree health insurance program, in accordance with the applicable accounting literature, we recorded the following: (i) pre-tax curtailment/settlement gains of $40.0 million in our income statement during the quarter ended September 30, 2008, (ii) a decrease in our pension and postretirement liability of $32.0 million as of September 30, 2008 and (iii) a charge to Other Comprehensive Income of $8.0 million. The above amounts also include a loss of $0.2 million as a result of the settlement of one of our Canadian pension plans.

Our credit facility requires that we meet certain operating requirements and financial ratios in order to avoid a default or event of default under the facility. See “Credit Facility” below in this section. Although we expected we would generate cash flow from operations sufficient to service the debt under the credit facility prior to the stated maturity of the debt if there were not otherwise an event of default and acceleration of the maturity of the debt, we did not satisfy our leverage ratio covenant for the period ended March 31, 2008 that was in effect under our then existing credit agreement. Failure to satisfy the covenant would constitute a default under our credit facility absent a waiver from our lenders. Our independent registered public accounting firm included an explanatory paragraph in its report on our 2007 consolidated financial statements related to the uncertainty in our ability to continue as a going concern. The inclusion of that paragraph in its report would also constitute a default under our credit facility absent a waiver. On April 8, 2008, we obtained a temporary waiver from the lenders for these defaults. The waiver was in effect until May 31, 2008. On May 30, 2008, prior to the expiration of the waiver, we entered in to an amendment and restatement of the credit agreement governing our credit facility. As a result of this amendment and restatement, on August 4, 2008, our independent registered public accounting firm reissued its report relating to our financial statements as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 to remove the explanatory paragraph with respect to our ability to continue as a going concern and to insert an emphasis paragraph that the conditions that raised substantial doubt about whether we will continue as a going concern no longer exist.

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

We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed on a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is selected to fit each individual paper-making machine and process. In 2008, our clothing segment represented 65% of our net sales.

Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by the paper producer. Roll covers are tailored to each individual paper-making machine and process, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and manufacture spreader rolls. Additionally, we provide various related products and services to our customers, both directly and through third party providers, as a growing part of our overall product offering through our roll covers sales channels. In 2008, our roll cover segment represented 35% of our net sales.

In 2008, sales in other industrial applications outside of the paper industry, such as steel, plastics and textiles, accounted for approximately 11% and 8% of the net sales in our clothing segment and roll covers segment, respectively.

Industry Trends and Outlook

Historically, demand for our products has been driven primarily by the volume of paper produced on a worldwide basis. According to the Food and Agriculture Organization of the United Nations, the volume of paper productions between 1980 and 2007 increased at a compound annual growth rate of approximately 3.07%. RISI, the leading information provider for the global forest products industry, expects the growth of global paper production from 2007 to 2020 to be slightly more than 3% per annum, although in certain periods the growth of global paper production may be higher or lower. There is also the possibility that paper production may decline in any specific period compared to prior periods. Generally, and over time, we expect growth in paper production to be greater in Asia, South America and Eastern Europe than in the more mature North American and Western European regions.

The profitability of paper producers has historically been highly cyclical due to wide swings in the price of paper, driven to a high degree by the oversupply of paper during periods when paper producers have more aggregate capacity than the market requires. A sustained downturn in the paper industry, either globally or in a particular region, can cause paper manufacturers to reduce production or cease operations, which could adversely affect our revenues and profitability. Since 2000, paper producers have taken actions that seek to structurally improve the balance between the supply of and demand for paper. As part of these efforts, they have shut down many paper-making machines. Between 2001 and 2004 the bulk of these closures occurred in North America. Announcements by paper producers concerning temporary and permanent shutdowns of paper-making machines in both North America and Europe have continued. During 2005 through 2008, the sales and profitability of our North American and European operations were adversely affected by these shutdowns. Papermakers continue to experience low levels of profitability, and we believe that further consolidation among papermakers, reducing the number of paper producers, and shutdowns of paper-making machines will occur in Europe and North America, until there is a better balance between supply and demand for paper and the profit levels of paper producers improve. Over a number of years, consumption growth of paper is expected to drive an increase in the global production rates required to maintain balance between supply and demand although it is likely that a consumption slow-down and related effect on global paper production will occur in the near term.

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

Our operations are highly dependent upon the paper production industry and the degree to which the paper industry is affected by global economic conditions and the availability of credit. The global economic crisis and the lack of credit availability may affect our customers’ demand for products and their ability to pay their debts. For example, two of our major customers, who collectively represent approximately 5% of 2008 revenues, have had recent financial difficulties. One of them filed for bankruptcy protection in January 2009 and we believe the other may be facing liquidity issues and potential credit refinancing during 2009. We have fully reserved for amounts due from these customers, however, decreases in orders from these customers or future payment problems from these or other customers could have a material adverse effect on our sales and profitability.

Sales and Expenses

Sales in both our clothing and roll covers segments are primarily driven by the following factors:

•	The volume of worldwide paper production;

•	Advances in the technology of our products, which can provide value to our customers by improving the efficiency of paper-making machines; and

•	Our ability to provide products and services which reduce paper-making machine downtime, while at the same time allowing the manufacture of high quality paper products.

•	Impact of currency fluctuations.

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

The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $11.7 million, $10.2 million and $9.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Foreign Exchange

We have a geographically diverse customer base. In 2008, approximately 36% of our sales was in North America, 37% was in Europe, 9% was in South America, 16% was in Asia-Pacific and 2% was in the rest of the world.

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

Currency fluctuations have a greater effect on the level of our net sales than on the level of our income (loss) from operations. For example, in 2008 as compared to 2007, the change in the value of the U.S. Dollar against most of the currencies we conduct our business in resulted in currency translation increases in net sales and income from operations of $24.1 million and $3.0 million, respectively. Although the 2008 results reflect a period in which the value of the U.S. Dollar decreased as compared to 2007, we would expect an opposite effect in a period in which the value of the U.S. Dollar increases.

During 2008, we conducted business in 11 foreign currencies. The following table provides the average exchange rate in 2008 and 2007 of the U.S. Dollar against each of the five foreign currencies in which we conduct the largest portion of our operations, and indicates the percentage of our net sales in 2008 and 2007 denominated in each such foreign currency.

Currency	Average exchange rate of the U.S. Dollar in 2008	Average exchange rate of the U.S. Dollar in 2007
Euro	$1.47 = 1 Euro	$1.37 = 1 Euro
Brazilian Real	$0.56 = 1 Brazilian Real	$0.52 = 1 Brazilian Real
Canadian Dollar	$0.94 = 1 Canadian Dollar	$0.94 = 1 Canadian Dollar
Australian Dollar	$0.85 = 1 Australian Dollar	$0.84 = 1 Australian Dollar
British Pound	$1.85 = 1 British Pound	$2.00 = 1 British Pound

Currency	Percentage of 2008 net sales denominated in such currency	Percentage of 2007 net sales denominated in such currency
Euro	42.5%	42.0%
Brazilian Real	9.3	7.1
Canadian Dollar	7.6	9.3
Australian Dollar	5.4	4.5
British Pound	2.7	3.4

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

Our cost reduction efforts between 2002 and 2008 included the closing of twelve manufacturing facilities and the movement of certain production from two other facilities. Five facilities were closed in the clothing segment, of which three were in North America, one was in the United Kingdom and one in Australia (we committed in 2008 to complete the closing of our manufacturing facility in Australia in the first quarter of 2009). We closed seven facilities in the rolls segment, four of which were in North America (includes Sherbrooke Canada, the closing of which we announced in 2008, and which facility was still performing manufacturing operations as of December 31, 2008 and has ceased such operations in early 2009), two were in the United Kingdom and one in Europe. From 2002 to 2008, we eliminated approximately 530 positions in connection with our cost reduction efforts. As a result of these actions, offset by other changes in workforce, our headcount decreased by approximately 430 positions during that period.

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

In 2007, we charged a total of $7.7 million for restructuring and impairments-related expense as follows: (i) in March 2007, we ceased manufacturing activity at our roll covers manufacturing facility in the United Kingdom and recorded restructuring expenses of $1.4 million related thereto. We had recorded asset impairment charges of $1.7 million related to this facility during the fourth quarter of 2006; (ii) in the first quarter of 2007, the Company also initiated the closure of a roll covers manufacturing facility in the U.S. for which restructuring expenses and asset impairments of $0.6 million and $0.4 million, respectively, were recorded during 2007 and (iii) during the first quarter of 2007, we initiated a program to streamline our operating structure for which restructuring expenses of $5.3 million were recorded during 2007.

In 2008, we charged a total of $17.0 million for restructuring and impairments-related expense as follows: (i) the streamlining of our operating structure continued during 2008, for which we recorded restructuring expenses of $6.1 million during the year ended December 31, 2008; (ii) the closing of our roll covers manufacturing facility in Sherbrooke, Canada and the closing our roll covers manufacturing facility in Sweden (and transferring production to our other roll covers manufacturing facilities in Europe) were both announced during the second quarter of 2008 for which we recorded restructuring and impairment expenses of $2.8 million during the year ended December 31, 2008; (iii) our commitment to a plan to cease production in Australia and to discontinue construction of our new Vietnam facility was announced in December 2008 for which we recorded restructuring and impairment expenses of $7.1 million during the fourth quarter of 2008; and (iv) our evaluation of assets in the U.S. resulted in impairment charges of $1.0 million during the fourth quarter of 2008.

We are targeting restructuring expenses of approximately $5 to $6 million during 2009 primarily related to headcount reductions resulting from the integration of the regional management structure in North America and similar actions in Europe. We expect to continue to review our business to determine if additional actions can be taken to further improve our cost structure. In light of our assessment of the impact of the global credit crisis and the potential effect on our customers and our industry, and therefore, on our performance, additional operating structure improvements and related restructuring expenses are being analyzed.

Results of Operations

The tables that follow set forth for each of the three years in the period ended December 31, 2008, 2007 and 2006 certain consolidated operating results and the percentage of net sales they represent:

	Year ended December 31,
	2008	2007	2006
	(in millions)
Net sales	$638.1	$615.4	$601.4
Cost of products sold	394.4	361.9	355.4
Selling expenses	80.2	79.2	76.3
General and administrative expenses	92.1	70.2	70.6
Restructuring and impairments expenses	17.0	7.7	4.7
Research and development expenses	11.7	10.2	9.9
Goodwill impairment	—	185.3	—
Curtailment/settlement gains	(40.0)	—	—

Income (loss) from operations	82.6	(99.1)	84.5
Interest expense, net	(58.5)	(53.1)	(40.0)
Foreign exchange gain (loss)	6.4	(0.3)	(0.1)

Income (loss) before provision for income taxes	30.5	(152.5)	44.4
Provision (benefit) for income taxes	3.9	(2.3)	13.1

Net income (loss)	$26.6	$(150.2)	$31.3

	Percentage of Net Sales Year ended December 31,
	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of products sold	61.8	58.8	59.1
Selling expenses	12.6	12.9	12.7
General and administrative expenses	14.4	11.4	11.7
Restructuring and impairments expenses	2.7	1.3	0.8
Research and development expenses	1.8	1.6	1.6
Goodwill impairment	—	30.1	—
Curtailment/settlement gains	(6.3)	—	—

Income (loss) from operations	13.0	(16.1)	14.1
Interest expense, net	(9.2)	(8.7)	(6.7)
Foreign exchange gain (loss)	1.0	—	—

Income (loss) before provision for income taxes	4.8	(24.8)	7.4
Provision for income taxes	0.6	(0.4)	2.2

Net income (loss)	4.2%	(24.4)%	5.2%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007.

Net Sales. Net sales for 2008 increased by $22.7 million, or 3.7%, to $638.1 million from $615.4 million for 2007. In 2008, 65% of our net sales was in our clothing segment and 35% was in our roll cover segment.

In our clothing segment, net sales for 2008 increased by $5.1 million, or 1.3%, to $413.2 million from $408.1 million for 2007 primarily due to favorable currency effects on net sales in our clothing segment of $17.2 million related to the translation of sales made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes. This increase was partially offset by (i) unfavorable currency effects on pricing related to sales prices indexed in U.S. Dollars by certain non-U.S. operations of $6.4 million, (ii) decreased sales volume primarily in North America and Europe, partially offset by increased sales volume in Asia-Pacific, and (iii) the impact of pricing declines in our clothing segment of approximately 1% during 2008 as compared with 2007.

In our roll covers segment, net sales for 2008 increased by $17.6 million, or 8.5%, to $224.9 million from $207.3 million for 2007 primarily due to (i) favorable currency effects on net sales of $6.9 million related to the translation of sales made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes, (ii) sales of $6.4 million generated from roll cover plants acquired in November of 2007 and (iii) increased sales volumes in Europe, Asia-Pacific and North America. Overall pricing levels in our roll covers segment decreased by less than 1.5% during 2008 as compared with 2007.

Cost of Products Sold. Cost of products sold for 2008 increased by $32.5 million, or 9.0%, to $394.4 million from $361.9 million for 2007.

In our clothing segment, cost of products sold for 2008 increased by $17.3 million, or 7.3%, to $253.7 million from $236.4 million for 2007. The increase was primarily due to (i) unfavorable currency translation effects of $10.9 million, (ii) increased write offs of $8.5 million for slow moving and obsolete inventory due to our assessment of the impact of the global economic crisis on our customers and our industry (See “Recent Developments”), (iii) increased inflation specifically in South America and (iv) costs to move equipment between locations for better utilization, partially offset by (i) the $0.7 million impact of a lower cost structure, resulting from our cost reduction programs, during 2008 as compared with 2007 and (ii) the overall decrease in sales volume in this segment during 2008 as compared with 2007.

In our roll covers segment, cost of products sold increased by $15.2 million, or 12.1%, to $140.7 million from $125.5 million for 2007 primarily due to (i) increased writeoffs for slow moving and obsolete inventory of $2.1 million due to our assessment of the impact of the global economic crisis on our customers and our industry (See “Recent Developments”), (ii) the overall increase in sales volume in this segment during 2008 as compared with 2007, (iii) unfavorable currency effects of $4.4 million related to the translation of expenses made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes and (iv) costs of goods sold of $3.6 million associated with roll cover plants acquired in November of 2007. These increases were partially offset by the $3.5 million impact of a lower cost structure, resulting from our cost reduction programs during 2008 as compared with 2007.

Selling Expenses. For 2008, selling expenses increased by $1.0 million, or 1.3%, to $80.2 million from $79.2 million for 2007. The increase was primarily due to unfavorable currency translation effects of $3.2 million, partially offset by the $1.4 million impact of a lower cost structure resulting from our restructuring programs during 2008 as compared with 2007.

General and Administrative Expenses. For 2008, general and administrative expenses increased by $21.9 million, or 31.2%, to $92.1 million from $70.2 million for 2007. The increase was primarily due to (i) increased provisions of $11.8 million for potential bad debts and reserves against certain other non trade receivables due to our assessment of the impact of the global economic crisis on our customers and our industry (See “Recent Developments”), (ii) consulting, legal and bank fees of $5.4 million relating to the amendment of our senior credit facility on May 30, 2008, (iii) an increase in management incentive bonus accrual of $4.9 million, (iv) an accrual for environmental remediation costs at one of our foreign facilities of $4.1 million and (v) unfavorable currency translation effects of $3.2 million. These increases were partially offset by (i) the $3.3 million impact of a lower cost structure, resulting from our restructuring programs, during 2008 as compared with 2007, (ii) decreased amortization of intangible assets of $1.5 million as certain licenses and patents reached the end of their book life and (iii) increased gains on sales of property and equipment of $1.7 million during 2008 as compared with 2007.

Restructuring and Impairments Expenses. For 2008, restructuring and impairments expenses increased by $9.3 million to $17.0 million from $7.7 million for 2007. Restructuring and impairments expenses result from our long-term strategy to reduce costs and improve long-term competitiveness as described above under “Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities and through headcount reductions. Expenses incurred in 2008 include severance, facility and asset impairment costs of $8.8 million, $4.2 million, and $4.0 million, respectively. For 2007, restructuring and impairments expenses consisted of severance, facility, and asset impairment costs of $5.7 million, $1.6 million, and $0.4 million, respectively.

Research and Development Expenses. For 2008, research and development expenses increased by $1.5 million, or 14.7%, to $11.7 million from $10.2 million for 2007 primarily as a result of our increased focus on new product development during 2008 as compared with 2007.

Curtailment/Settlement Gains. During the third quarter of 2008, we recorded curtailment/settlement gains of $40.0 million as a result of the following decisions we made and communicated during the third quarter of 2008: (i) freezing benefit pension accruals under our Pension Plan for U.S. Salaried and Non-Union Hourly Employees (the “Pension Plan”) effective December 31, 2008 so that future service beyond December 31, 2008 will no longer be credited under the Pension Plan and (ii) no longer sponsoring or funding, as of December 31, 2008, our U.S. retiree health insurance program under which we offered health care benefits to a certain group of retired U.S. employees and their covered dependents and beneficiaries. The gain was net of a loss of $0.2 million incurred as a result of the settlement of one of our Canadian pension plans. As a result of these decisions, we target a decrease in our pre-tax pension and post-retirement expense of approximately $2.8 million annually beginning in 2009, as compared with that of 2008, based on current estimates and assumptions. Actual results may differ materially from those indicated due to a number of factors, including changes in actuarial assumptions used and actual return on pension plan assets.

Interest Expense, Net. Net interest expense for 2008 increased by $5.4 million, or 9.6%, to $58.5 million from $53.1 million for 2007. The increase is primarily attributable to (i) increased interest rates during 2008 as compared with 2007 as a result of Moody’s reduced rating of our senior credit facility in February 2007 and to increased interest rates resulting from the amendment of our senior credit facility on May 30, 2008 and (ii) unfavorable currency effects of $1.8 million. These increases were partially offset by the $7.8 million decrease in interest expense recognized in 2008 as compared with 2007 in connection with the change in the fair value of our interest rate swaps.

Foreign Exchange Gain (Loss). For 2008, we had a foreign exchange gain of $6.4 million compared to a foreign exchange loss of $0.3 million for 2007. This $6.7 million difference was primarily attributable mark to market gains on fair value hedges, including gains on hedges for which the underlying foreign exchange exposure on certain intercompany debt that no longer existed in the first quarter of 2008, and gains on hedges on future purchases of equipment. Foreign exchange gains and losses result primarily from hedging and intercompany activities.

Provision (Benefit) for Income Taxes. For 2008, we recognized a provision for income taxes of $3.9 million as compared with a benefit for income taxes of $2.3 million for 2007. Our effective tax rate was 12.8% for 2008 which was below statutory rates principally due to curtailment/settlements gains recorded relating to the U.S. retiree plans of $40.2 million for which no taxes were reflected due to the U.S. valuation allowance. In addition, tax losses in certain other jurisdictions for which there were valuation allowances were offset by profits in certain of our foreign tax-paying jurisdictions. In 2007, the benefit for income taxes includes $18.3 million for the reversal of deferred income taxes related to the goodwill impairment recorded in our roll covers segment in 2007. Other than this tax benefit on impaired goodwill, the Company’s effective tax rate for 2007 was 49%, which was also impacted by minimal tax benefit recognition on the change in the fair value of the Company’s interest rate swaps because of its tax loss carryforward position.

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

Provision (Benefit) for Income Taxes. We had a benefit for income taxes for 2007 of $2.3 million as compared to a provision for income taxes of $13.1 million for 2006. The benefit for income taxes includes $18.3 million for the reversal of deferred income taxes related to the goodwill impairment recorded in our roll covers segment in 2007. Other than this tax benefit on impaired goodwill, our effective tax rate for 2007 was 49% as compared with 30% for 2006. The effective tax rate for 2007 was impacted by minimal tax benefit recognition on the change in the fair value of our interest rate swaps because of our tax loss carryforward position. Additionally, the effective tax rate for 2007 as compared to 2006 was impacted by (i) a tax benefit of $1.0 million in June 2006 reflecting the reversal of a previously established valuation allowance against deferred tax assets (based on the increased profitability of our clothing operations in the United Kingdom) and (ii) the benefit of a $1.0 million U.S. tax refund in the third quarter of 2006, offset by a tax benefit of approximately $1.1 million during the third quarter of 2007 due to reductions in tax rates enacted by law in certain jurisdictions. Additionally, we recorded a benefit in the U.S. of $1.7 million related to a U.S. net operating loss carryback that had a previously established valuation allowance against deferred taxes in 2006.

Liquidity and Capital Resources

The Company's operations are highly dependent upon the paper production industry and the degree to which the paper industry is affected by global economic conditions and the availability of credit. Demand for our products could decline if paper manufacturers are unable to obtain required financing or if the economic slowdown causes additional mill closures. In addition, the global economic crisis and the ensuing lack of availability of credit availability may affect our customers’ ability to pay their debts.

Our principal liquidity requirements are for working capital, capital expenditures and debt service. We expect to fund our liquidity requirements primarily with cash generated from operations and, to the extent necessary, through borrowings under our credit facility. We plan to continue to generate positive cash flow from operations in 2009 and will use cash generated by operations as our primary source of liquidity as well as borrowings, if necessary, under the revolving portion of the credit facility to meet normal operating requirements for at least the next twelve months.

Net cash provided by operating activities was $77.1 million, $89.0 million and $69.2 million in 2008, 2007, and 2006, respectively. The $11.9 million decrease is principally attributable to a lower net income, after adjusting for non-working capital changes, in 2008 as compared with 2007. This decrease was partially offset by the favorable working capital changes as a result of our continuing efforts to target a reduction in days sales outstanding and increases in inventory turns and days payables outstanding. The $19.8 million increase in 2007 as compared with 2006 is primarily due to working capital changes.

Net cash used in investing activities was $35.2 million, $57.2 million and $37.9 million for 2008, 2007 and 2006, respectively. The $22.0 million decrease in 2008 as compared to 2007 was primarily due to (i) decreased capital equipment spending of $8.8 million in 2008 as compared with 2007, (ii) increased proceeds from the sales of property and equipment of $1.6 million during 2008 as compared with 2007 and (ii) a decrease in “payments for acquisitions, net of cash acquired” of $12.4 million primarily due to the acquisition in November of 2007 of a roll covers operation in China for $11.8 million, net of cash acquired. Partially offsetting these decreases was the temporary purchase of the Chief Executive Officer’s former home for $1.7 million in 2008, as provided in his employment agreement in connection with the Executive’s relocation of his principal residence. The increase of $19.3 million during 2007 as compared with 2006 was primarily due to an increase in capital expenditures of $15.4 million related to our expansion of production capacity in Brazil and to deposits on equipment for use at our planned manufacturing facility in Vietnam, the construction of which began in the fourth quarter of 2007 (and which was discontinued as of December 1, 2008) and (ii) an increase in “payments for acquisitions, net of cash acquired” of $3.6 million due to the acquisition in November of 2007 of a roll covers operation in China for $11.8 million, net of cash acquired (and subject to certain adjustments) compared to an aggregate of $8.2 million, net of cash acquired, in 2006 for our acquisitions of Coldwater Covers, Inc. and PMA Shoji Co. Ltd.

Net cash used in financing activities was $32.3 million, $27.2 million and $78.2 million in 2008, 2007 and 2006, respectively. The increase of $5.1 million was primarily the result of (i) higher debt payments of $13.5 million, including voluntary debt repayments of $6.1 million during 2008 and (ii) increased amendment fees and related expenses of $7.0 million during 2008 as compared with 2007. Partially offsetting these increases were (i) increased borrowings of $3.7 million during 2008 as compared with 2007 and (ii) the impact of cash dividends of $11.8 million that were paid to our shareholders during 2007. No dividends have been paid to our shareholders during 2008; our amended senior credit facility agreement that was entered into during the second quarter of 2008 prohibits the payment of such dividends through May 2012, the term of the agreement.

The $51.0 million decrease in 2007 as compared to 2006 was primarily the result of (i) lower cash dividends of $27.6 million paid to our shareholders during 2007 as compared with 2006 as a result of both reduced dividend amounts in 2007 and the participation in our dividend reinvestment plan established during 2007 (ii) lower net debt payments in 2007 compared with 2006 of $22.5 million primarily due to voluntary repayments of our senior debt made during 2006 totaling $28 million, partially offset by increased borrowings of $5.5 million in 2007 as compared with 2006 and (iii) increased debt amendment fees and related expenses of $0.8 million during 2007 as compared with 2006.

As of December 31, 2008, there was a $606.2 million balance of term loans outstanding under our senior credit facility. During 2008, we have made scheduled principal payments of $7.3 million as required under the term loan, a mandatory principal repayment of $9.2 million and a voluntary repayment of $6.1 million. In addition, as of December 31, 2008, we had no borrowings outstanding under our revolving lines of credit, including the revolving credit facility under our senior credit facility and lines of credit in various foreign countries that are used to facilitate local short-term operating needs, and an aggregate of $45.9 million available for additional borrowings under these revolving lines of credit. We had cash and cash equivalents of $34.7 million, $24.2 million and $16.8 million at December 31, 2008, 2007 and 2006, respectively.

Capital Expenditures

We use the term “capital expenditures” to refer to costs incurred to purchase property and equipment. The majority of our capital expenditures relate to purchases of machinery and equipment used in the manufacturing of our products. Capital expenditures were funded from net cash provided by operating activities and borrowings under our credit facility.

During 2008, we had capital expenditures of $39.0 million consisting of approximately $15.2 million of growth capital expenditures and approximately $23.8 million of maintenance capital expenditures. Growth capital expenditures consist of items that are intended to increase the manufacturing, production and/or distribution capacity or efficiencies of our operations in conjunction with the execution of our business strategies. Maintenance capital expenditures are designed to sustain the current capacity or efficiency of our operations and include items relating to the renovation of existing manufacturing or service facilities, the purchase of machinery and equipment for safety and environmental needs and information technology.

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

We expanded production capacity in Brazil and began building a clothing manufacturing facility in Vietnam in the fourth quarter of 2007. In the first quarter of 2008 we began an effort to reduce our planned capital expenditures. As part of this effort, we determined to delay the planned capital expenditures for the Vietnam facility and cancelled or rescheduled certain other previously planned capital expenditures. These cancellations did not result in any substantial penalties for us. In December 2008, we discontinued the construction of the Vietnam facility. Due to our assessment of the impact of the global economic crisis and the potential effect on our customers and our industry, we are currently evaluating additional capital expenditures reductions and cost reduction actions to improve long-term operating efficiencies and to better match our production with demand. We target capital expenditures for 2009 to be approximately $42 million, as we complete obligations undertaken as part of our Vietnam initiatives and that capital expenditures in 2010 will be lower than those for 2009.

We analyze our planned capital expenditures based on investment opportunities available to us and our financial and operating performance, and accordingly, actual capital expenditures may be more or less than these amounts.

See “—Credit Facility” below for a description on limitations on capital expenditures imposed by our credit facility.

Credit Facility

Upon the completion of the initial public of offering of our common stock on May 19, 2005, we and certain of our subsidiaries entered into a senior secured credit facility. The credit facility was amended four times: on February 8, 2006, December 22, 2006, May 2, 2007 and April 8, 2008. The credit facility was amended and restated on May 30, 2008.

The description of the credit facility below describes the facility as amended and restated.

Our credit facility provides for a $50 million senior secured revolving credit facility and for term loans that had a total principal amount of $650 million as of May 2005. Because the term loans include portions denominated in Euros and Canadian dollars, in addition to a U.S. Dollar denominated portion, the aggregate outstanding principal on our term loans is affected by our currency exchange rates as well as principal repayments. The revolving credit facility matures on November 19, 2011, and the term loans mature on May 19, 2012. The credit facility is secured by substantially all of our assets and the assets of most of our subsidiaries, subject to legal and tax considerations and requirements.

Borrowings under the revolving credit facility and the term loans bear interest at the sum of, as applicable, LIBOR, the Euribor rate or CDOR plus, in each case, the applicable margin. The applicable margin is set at 5.50% through December 31, 2008. Beginning January 1, 2009, the applicable margin will depend upon our credit rating level: it will be 2.75% if our credit rating is Ba3 or higher by Moody’s and BB- or higher by S&P, 3.75% if our credit rating is B1 by Moody’s or B+ by S&P, 4.25% if our credit rating is B3 or higher but lower than B1 by Moody’s and 'B-' or higher but lower than 'B+' by S&P, and 5.50% if our credit rating is lower than B3 by Moody’s or lower than B- by S&P. In order to qualify at each level the rating must be with a stable outlook. Our current credit rating is Caa1 by Moody’s and 'B-' by S&P. On September 29, 2008, Standard & Poor's Ratings Services raised its ratings on the Company, including raising the long-term corporate credit rating, from 'CCC+' to 'B-'.

On November 16, 2007, we entered into interest rate swap arrangements which initially qualified for hedge accounting under SFAS No. 133. As a result of the financial covenant non-compliance for the period ended March 31, 2008 as discussed in Note 1, the debt was potentially payable prior to the expiration of the underlying interest rate swaps, and therefore, hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”) was no longer applicable for these interest rate swaps. Accordingly, the mark to market changes in their fair value was recorded as a non-cash credit to interest expense of $1.7 million for the six month period ended June 30, 2008, respectively. Effective July 1, 2008, we were again able to assert that the hedged transactions were probable of occurring and accordingly redesignated the interest rate swaps as cash flow hedges of benchmark interest rate risk on 3-month LIBOR-based interest payments on the hedged debt as of June 30, 2008. As a result, the mark to market changes of $14.4 million on these interest rate swaps were charged to accumulated other comprehensive income and the related ineffective portion charged to interest expense during the second half of 2008 was less than $0.1 million. The new interest rate swaps effectively fixed the interest rate on approximately 85% of the term loan portion of our credit facility through 2010. As of December 31, 2008, the weighted average interest rate on the effectively fixed portion of the term loan facility was 9.74%, and the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 7.55%.

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

•	with 100% of the net cash proceeds received by us from any insurance recovery or condemnation events, subject to certain exceptions and reinvestment rights and exempting the first $2 million;

•	with 75% of the net cash proceeds from the issuance of any common stock, subject to customary exceptions and exempting the first $100,000;

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

Prior to the effectiveness of the amendment and restatement of our credit facility, the percentage of our annual excess cash required to be prepaid was 40% for 2007, 27.5% for 2008 and 50% for each fiscal year thereafter. We made mandatory principal prepayments from excess cash of $9.4 million and $4.1 million in the first quarters of 2008 and 2007, respectively. During the third quarter of 2008, we also made voluntary debt repayments of approximately $6.1 million.

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

As a result of the Company’s amendment and restatement of its senior credit facility described below, on August 4, 2008, the Company’s independent registered public accounting firm reissued its report relating to the Company’s financial statements as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 to remove the explanatory paragraph with respect to the Company’s ability to continue as a going concern and to insert an emphasis paragraph that the conditions that raised substantial doubt about whether the Company will continue as a going concern no longer exist.

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

For the four fiscal quarters ended December 31, 2008 our interest coverage ratio was 3.14:1, our fixed charge coverage ratio was 2.09:1 and our leverage ratio was 3.84:1.

Our credit facility defines consolidated capital expenditures for a particular fiscal year as all expenditures required under GAAP to be included in "purchase of property and equipment" or similar items. The credit facility limits the amount of our consolidated capital expenditures in any given fiscal year to an amount not exceeding $50 million for fiscal year 2008 and $35 million for each of fiscal years 2009, 2010 and 2011, exclusive of capital expenditures paid with net insurance and condemnation proceeds; provided that the maximum amount of consolidated capital expenditures permitted in each fiscal year shall be increased by 50% of the amount below the maximum not spent in the prior fiscal year (determined without reference to any carryover amount); and provided, further, that solely for fiscal year 2008, the maximum amount that may be carried forward to fiscal year 2009 shall equal 100% of the first $10 million of any permitted consolidated expenditures not expended in fiscal year 2008 plus 50% of any remaining expenditures not expended in fiscal year 2008.

Our credit facility also prohibits the payment of dividends on our common stock.

Contractual Obligations and Commercial Commitments

The following table provides aggregated information about our contractual obligations as of December 31, 2008.

	Payments Due by Period
Contractual Obligations (in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
	(in millions)
Long-term debt obligations (1)	$617.0	$39.7	$63.7	$513.6	$—	$—
Interest expense on long-term debt (2)	164.2	55.3	90.2	18.7	—	—
Operating leases	20.7	4.9	6.4	3.7	5.7	—
Purchase obligations (3)	44.4	22.1	19.3	2.7	0.3	—
Pension and other postretirement obligations	68.7	6.5	11.7	12.6	37.9	—
FIN 48 obligations (4)	4.8	0.9	—	—	—	3.9

Total contractual cash obligations	$919.8	$129.4	$191.3	$551.3	$43.9	$3.9

(1)	We may be required to make additional debt repayments based on “excess cash”, as defined in our credit agreement. We included $16.1 million as of December 31, 2008 for such additional repayments that are to be made in the first quarter of 2009 in the "Less than 1 year" column of this table. Because the amount of any such future repayment is not currently determinable, it is excluded from this table for the periods after "Less than 1 year".
(2)	Interest expense shown above is based on the effective interest rate as of December 31, 2008. As of December 31, 2008, the weighted average interest rate on the effectively fixed portion of the term loan facility was 9.74% and the weighted average interest rate on the portion of the term loan facility not effectively fixed, based on the 90-day LIBOR, was 7.55%. The interest rate on approximately 85% of the term loan portion of the credit facility is effectively fixed by interest rate swap contracts through December 31, 2010.
(3)	Includes obligations with respect to raw materials purchases, repair and maintenance services, utilities and capital expenditures.
(4)	Amounts in “Other” represent future cash outflows for which we are unable to make reasonably reliable estimates of the period of cash settlement.

Off-Balance Sheet Financing

During the year ended December 31, 2008, we have not engaged in material off-balance sheet activities, including the use of structured finance or special purpose entities.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. Actual results could differ from those estimates. We have formal accounting policies in place including those that address critical and complex accounting areas. Note 2 to the consolidated financial statements included elsewhere in this Annual Report identify the significant accounting policies used in preparation of the consolidated financial statements. The most significant areas involving management judgments and estimates are described below.

Derivatives and Hedging. We account for our derivative instruments in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS No. 133). SFAS No. 133 requires companies to record derivatives on their balance sheets as either assets or liabilities measured at their fair value. All changes in the fair value of derivatives are recognized currently in earnings unless specific hedge criteria are met, which requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

There are two types of hedges into which we enter: hedges of fair value exposure and hedges of cash flow exposure. Hedges of fair value exposure are entered into in order to hedge the fair value of a recognized asset or liability, or a firm commitment. Hedges of cash flow exposure are entered into in order to hedge a forecasted transaction or the variability of cash flows to be paid related to a recognized liability. Changes in derivative fair values are recognized in earnings as offsets to the changes in fair value of the related hedged assets and liabilities. Changes in the derivative fair values that are designated as cash flow hedges which meet the criteria for hedge accounting are recorded in other comprehensive income. We entered into interest rate swaps in November 2007 that initially qualified for hedge accounting under SFAS No. 133. As a result of anticipated financial covenant non-compliance for the period ended March 31, 2008, we classified as current on our balance sheet as of December 31, 2007 $641.2 million of the long-term debt under our senior credit facility. Accordingly, because this debt was potentially payable prior to the expiration of the underlying interest rate swaps, hedge accounting under SFAS No. 133 was no longer applicable for these interest rate swaps and the mark to market change in their fair value was recorded as a noncash charge to interest expense of $1.9 million during the fourth quarter of 2007 and a noncash credit to interest expense of $1.7 million during the six months ended June 30, 2008. Effective July 1, 2008, we were again able to assert that the hedged transactions were probable of occurring and accordingly redesignated the interest rate swaps as cash flow hedges of benchmark interest rate risk on 3-month LIBOR-based interest payments on the hedged debt as of June 30, 2008. As a result, the mark to market changes of $14.4 million on these interest rate swaps were charged to accumulated other comprehensive income and the related ineffective portion charged to interest expense during the six months ended December 31, 2008 was less than $0.1 million.

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) for measuring our derivative assets and liabilities. We have classified our interest rate swaps in Level 2 of the SFAS No. 157 fair value hierarchy, as the significant inputs to the overall valuations are based on market-observable data or information derived from or corroborated by market-observable data, including market-based inputs to models, model calibration to market-clearing transactions, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value a derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. We use similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, and correlations of such inputs. For our derivatives, all of which trade in liquid markets, model inputs can generally be verified and model selection does not involve significant management judgment.

To comply with the provisions of SFAS No. 157, we incorporated credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of our derivatives. The credit valuation adjustments are calculated by determining the total expected exposure of the derivatives (which incorporates both the current and potential future exposure) and then applying each counterparty’s credit spread to the applicable exposure. For derivatives with two-way exposure, such as interest rate swaps, the counterparty’s credit spread is applied to our exposure to the counterparty, and our own credit spread is applied to the counterparty’s exposure to us, and the net credit valuation adjustment is reflected in our derivative valuations. The total expected exposure of a derivative is derived using market-observable inputs, such as yield curves and volatilities. The inputs utilized for our own credit spread are based on implied spreads from its publicly-traded debt. For counterparties with publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third party credit data provider. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Additionally, we actively monitor counterparty credit ratings for any significant changes.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2008, we have assessed the net significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments reduced the settlement values of our derivative liabilities by $7.7 million. Various factors impact changes in the credit are not significant to the overall valuation adjustments over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

When appropriate, valuations are also adjusted for various factors such as liquidity and bid/offer spreads, which factors were deemed immaterial by us as of December 31, 2008. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2008.

Financial Accounting Standards Board (FASB) Staff Position SFAS No. 157-2, Effective Date of FASB Statement No. 157, permits us to defer the recognition and measurement of nonfinancial assets and nonfinancial liabilities until January 1, 2009. The adoption of SFAS No. 157 for measuring our derivative assets and liabilities resulted in a decrease in derivative liabilities of $0.9 million as of December 31, 2008. At December 31, 2008, we did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value.

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

We perform an annual test for goodwill impairment as of December 31st at the business segment level. We have two business segments: clothing and roll covers. When our business was acquired in 1999, more than 80% of the goodwill was assigned to the roll covers segment based on relative fair values at the date of acquisition. In 2008 and 2007, segment earnings were $114 million and $104 million for the clothing segment, respectively, and $56 million and $54 million for the roll covers segment, respectively.

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

The market multiple approach utilizes our proprietary information to determine measures that are used to value our business segments. The income approach is a present value technique used to measure the fair value of future cash flows produced by each business segment. Determining the fair value of a business segment or an indefinite-lived purchased intangible asset is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. We believe that the assumptions and rates used in our annual impairment test under SFAS No. 142 are reasonable, but inherently uncertain.

Based on these assessments performed as of December 31, 2008, we determined that no impairment of goodwill exists. The excess of the fair value over the carrying value for our clothing and roll covers segment as of December 31, 2008, the annual test date, was approximately $134 million and $30 million, respectively. In order to evaluate the sensitivity of the analysis performed, we applied a hypothetical 5% decrease to the fair value of these business segments, which resulted in a fair value in excess of carrying value of approximately $110 million and $13 million for the clothing segment and roll covers segment, respectively.

Based on these assessments performed as of December 31, 2007, we determined that our goodwill for the roll covers segment was impaired due to expectations of lower profitability and to the increased carrying value of the net assets of the roll covers segment due primarily to currency translation effects thereon. Accordingly, we recorded a non-cash charge for goodwill impairment of $185.3 million (and a related tax benefit of $18.3 million) related to our roll covers segment. Step 1 of the process indicated that the fair value of the net assets of the roll covers segment was $69.3 million less than their carrying value as of December 31, 2007. Based on the Step 1 result, the Company proceeded with Step 2. Based on the increase in fair value of tangible and intangible assets over book value of $116.0 million as determined in Step 2, an aggregate impairment of $185.3 million was recorded. There was no goodwill impairment recorded for the clothing segment during the year ended December 31, 2007, nor for either segment prior to 2007. The excess of the fair value over the carrying value for our clothing segment as of December 31, 2007 was approximately $304 million.

Contingencies. We are subject to various claims and contingencies associated with lawsuits, insurance, tax, environmental and other issues arising out of the normal course of business. Our consolidated financial statements reflect the treatment of claims and contingencies based on management’s view of the expected outcome. We consult with legal counsel on those issues related to litigation with respect to matters in the ordinary course of business. If the likelihood of an adverse outcome is probable and the amount is estimable, we accrue a liability in accordance with SFAS No. 5, Accounting for Contingencies. While we believe that the current level of reserves is adequate, the adequacy of these reserves may change in the future due to new developments in particular matters. In connection with the closure of certain manufacturing facilities under our restructuring programs, in 2004, we had conducted environmental site assessments which had indicated contamination at two sites. Management believes that both sites have been substantially remediated and no significant further remediation costs are expected to be incurred. During the third quarter of 2008, while evaluating one of our foreign facilities, we discovered the possibility of contamination at the facility. Subsequently we had a preliminary evaluation performed, which confirmed the existence of contamination and estimated preliminary costs to clean up the facility. Based upon this evaluation, we recorded $4.1 million in 2008 as our best estimate of the remediation costs we expect to incur.

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

We have recognized a net deferred tax liability of $1.4 million at December 31, 2008 and $15.1 million at December 31, 2007. The deferred taxes relate principally to pension and post-retirement benefits, intangible assets and differences between the book and tax bases of property and equipment.

We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Relevant evidence, both positive and negative, is considered in determining the need for a valuation allowance. Information evaluated includes our financial position and results of operations for the current and preceding years as well as an evaluation of currently available information about future years. In light of our accumulated loss position in certain tax jurisdictions at December 31, 2008, and the uncertainty of profitability in future periods, we recorded valuation allowances for deferred tax assets primarily related to net operating loss carryforwards in the United States, Germany, Sweden and Australia.

Undistributed earnings of our foreign subsidiaries amounted to approximately $231 million at December 31, 2008. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for income taxes or withholding taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to both income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various jurisdictions. Determination of the amount of unrecognized deferred U.S. income tax liability or withholding taxes is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards and net operating loss carryforwards would be available to reduce some portion of the liability.

In addition, we operate within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits can involve complex issues and rely on estimates and assumptions. These audits may require an extended period of time to resolve and may cover multiple years. Although we believe that the estimates and assumptions are reasonable, the final determination of tax audits and any related litigation could be different than that which is reflected in historical income tax provisions and recorded assets and liabilities. There are currently no U.S. Federal or state audits or examinations underway. We are currently concluding an audit relating to our German subsidiaries for tax years 1999 through 2002. There are various minor adjustments proposed for which we have established reserves in amounts sufficient to meet any assessment. The Canadian Federal tax authorities contacted us in October of 2008 and have initiated an audit of our Canadian companies. The audit is still in the initial information gathering stages and no issues or assessments have been raised. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. We adopted FIN 48 on January 1, 2007 and, accordingly, recorded a cumulative effect increase of $3.3 million to accumulated deficit, an increase of $0.6 million to income taxes payable and an increase of $2.7 million to other long-term liabilities for uncertain tax positions upon adoption. Management cannot provide a reasonably reliable estimate of the period of related future payments for which settlement is expected to occur beyond the next twelve months.

Pension and Postretirement Plans. We have various defined benefit plans and we also had an unfunded plan to provide postretirement healthcare benefits to substantially all retired U.S. employees and their covered dependents and beneficiaries. During the third quarter of 2008, we froze benefit pension accruals under our Pension Plan for U.S. Salaried and Non-Union Hourly Employees (the “Pension Plan”) effective December 31, 2008 so that future service beyond December 31, 2008 will no longer be credited under the Pension Plan, and also curtailed sponsoring or funding, as of December 31, 2008, our U.S. retiree health insurance. Accordingly we expect to have lower pension expense in 2009 as compared with 2008 and minimal postretirement expense after 2008.

We use assumptions, such as expected long-term return on plan assets and discount rate, to determine our pension expense. We cannot determine whether or how much future assumptions may change. However, as of December 31, 2008, a 1% increase or decrease in the following assumptions would increase (decrease) pension expense, on a pre-tax basis as follows:

(in millions)	Effect of 1% increase in :
	Discount Rate	Expected Long-Term Return on Plan Asset
Increase (decrease) to pension expense	$(6.8)	$7.6

	Effect of 1% decrease in :
	Discount Rate	Expected Long-Term Return on Plan Asset
Increase (decrease) to pension expense	$10.2	$(8.9)

New Accounting Standards

Effective January 1, 2008, we partially adopted SFAS No. 157. This statement clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. We adopted this statement for our derivative assets and liabilities, which are measured at fair value on a recurring basis, determined by using observable inputs of the fair value hierarchy prescribed by SFAS No. 157. The adoption of SFAS No. 157 for measuring our derivative assets and liabilities resulted in a decrease in derivative assets of $0.9 million as of December 31, 2008. See “Derivatives and Hedging” above. Financial Accounting Standards Board (FASB) Staff Position SFAS No. 157-2, Effective Date of FASB Statement No. 157, permits the Company to defer the recognition and measurement of its nonfinancial assets and nonfinancial liabilities until January 1, 2009. At December 31, 2008, we did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). This pronouncement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on its balance sheet, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for defined benefit plans and the accumulated postretirement benefit obligation for other postretirement plans). SFAS No. 158 also requires an employer to recognize changes in its funded status in the year in which the changes occur through comprehensive income. We adopted the funded status provisions of SFAS No. 158 as of December 31, 2006. In addition, effective for fiscal years ending on or after December 15, 2008, this statement requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet, with limited exceptions. Earlier application of this provision is encouraged and accordingly, we changed the September 30 measurement date of our U.S. pension and postretirement plans to December 31 for the fiscal year ending December 31, 2007. We remeasured the plan assets and obligations of our U.S. plans using the remeasurement method allowed under SFAS No. 158 and, accordingly, as of January 1, 2007, recognized a $1.7 million increase to accumulated deficit, a $0.5 million decrease to accumulated other comprehensive loss and a $1.2 million increase to pension, other postretirement and postemployment obligations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “Fair Value Option”). Unrealized gains and losses on items for which the Fair Value Option has been elected are reported in earnings. The Fair Value Option is applied instrument by instrument (with certain exceptions), is irrevocable

(unless a new election date occurs) and is applied only to an entire instrument. The effect of the first remeasurement to fair value is reported as a cumulative-effect adjustment to the opening balance of retained earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 with earlier application permitted, subject to certain conditions. Our adoption of SFAS No. 159 did not have a material effect on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141R”). SFAS No. 141R requires that upon initially obtaining control, an acquirer will recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. Transaction costs will be expensed as incurred. SFAS 141R also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS No. 141R amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination, either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. The potential impact that the adoption could have on our financial statements is unknown until such time that we enter into a business combination transaction during a period subsequent to the required adoption date of SFAS No. 141R.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”), an amendment of Accounting Research Bulletin (“ARB”) No. 51 (“ARB No. 51”). SFAS No. 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for, and reporting of, transactions between the reporting entity and holders of such noncontrolling interests. Under SFAS No. 160, noncontrolling interests are considered equity and should be reported as an element of consolidated equity. Net income will encompass the total income of all consolidated subsidiaries, and there will be separate disclosure on the face of the statement of operations of the attribution of that income between the controlling and noncontrolling interests; increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008, and earlier application is prohibited. SFAS 160 is required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively. Since essentially all of our subsidiaries are 100% owned, we do not expect that the adoption of SFAS No. 160 will have a significant impact to our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”), an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We believe that the adoption of SFAS No. 161 will not have a material effect on our financial position or results of operations.

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

EBITDA is defined as net income (loss) before interest expense, income tax provision (benefit) and depreciation and amortization. Adjusted EBITDA is defined in our credit facility and is EBITDA plus (i) restructuring or related impairment costs (not to exceed $12.0 million in the aggregate for 2007 and $5.0 million in the aggregate in each year thereafter), (ii) reserves for inventory in connection with plant closings, (iii) stock-based and other non-cash compensation charges, charges from forgiveness of loans made to employees in connection with the purchase of equity and any tax gross-up payments made in respect of such loan forgiveness in connection with or prior to the completion of our initial public offering, (iv) certain transaction costs, including costs incurred in connection with our initial public offering and the related debt financing, the legal reorganization of Brazilian subsidiaries and the preparation and closing of the existing credit agreement, (v) consolidated amendment/termination costs, which consist of costs incurred in connection with the consummation of the fourth and fifth amendments to the senior credit facility and the termination of the employment contract of the former Chief Executive Officer and transition to the new Chief Executive Officer, not to exceed $8.0 million in the aggregate, (vi) non-cash charges resulting from the application of purchase accounting, (vii) non-cash expenses resulting from the granting of stock options, restricted stock or restricted stock unit awards under equity compensation programs solely with respect to our common stock and (viii) expenses incurred not exceeding $7 million per year as a result of the repurchase, redemption or retention of our own common stock earned under equity compensation programs solely in order to make withholding tax payments. The amended credit agreement specified Adjusted EBITDA is $35,610,000, $36,514,000 and $38,431,000 for the quarters ended March 31, 2008, December 31, 2007 and September 30, 2007, respectively. For the quarter ended March 31, 2008, the amount reflects an increase of $800 over the originally disclosed amount in the first quarter of 2008, related to the transition to the new Chief Executive Officer. Adjusted EBITDA, as defined in the credit facility and calculated below, may not be comparable to similarly titled measurements used by other companies.

The following table provides a reconciliation from net cash provided by operating activities, which is the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA.

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Net cash provided by operating activities	$77,068	$89,020	$69,236
Interest expense, net	58,504	53,126	40,016
Net change in operating assets and liabilities	(48,149)	(8,845)	21,661
Income tax provision (benefit)	3,901	(2,345)	13,107
Stock-based compensation	(4,275)	(1,749)	(2,507)
Deferred financing cost amortization	(4,670)	(3,676)	(3,726)
Deferred taxes	12,948	16,984	(4,793)
Asset impairment	(3,989)	(389)	(2,095)
Unrealized foreign exchange gain (loss) on indebtedness, net	10,272	(4,198)	(964)
Gain on disposition of property and equipment	3,080	1,367	319
Change in fair value of interest rate swaps	1,668	(6,146)	1,604
Goodwill impairment	—	(185,300)	—
Curtailment/settlement gains	39,968	—	—
Provision for bad debt expense	(11,397)	(1,740)	(2,055)

EBITDA	134,929	(53,891)	129,803
Expenses related to debt or equity financing	—	—	116
Amendment/termination costs (G)	6,766	—	—
Unrealized foreign exchange (gain) loss on indebtedness, net (E)	(1,985)	4,198	964
Change in fair value of interest rate swaps (F)	13,686	(3,954)	—
Change in fair value of other derivatives	(2,126)	—	—
Restructuring expenses (A)	5,000	7,344	2,641
Non-cash compensation and related expenses	2,009	1,749	2,507
Non-cash impairment charges (B)	3,989	185,689	2,095
Growth program costs (C)	1,764	4,656	—
Inventory write-offs under restructuring programs	455	148	—
Non-recurring expenses resulting from cost reduction programs (D)	—	82	8,044

Adjusted EBITDA	$164,487	$146,021	$146,170

(A)	Restructuring and related impairment costs, including growth program costs (in 2007) that can be added back to determine Adjusted EBITDA were capped at $5,000 for 2008, $12,000 for 2007 and $4,000 for 2006.
(B)	In accordance with the definition of Adjusted EBITDA in our credit facility, non-cash impairment charges resulting from application of Statement of Financial Accounting Standards Nos. 141, 142 and 144 have been added back to Adjusted EBITDA.
(C)	In accordance with the definition of Adjusted EBITDA in our credit facility, as amended on May 30, 2008, growth program costs are not added back to Adjusted EBITDA for periods beginning after the quarter ended March 31, 2008. During 2007 and through the first quarter of 2008, growth programs were added back to Adjusted EBITDA based upon the credit facility agreement as in effect at that time. Growth program costs were not added back to net income in calculating Adjusted EBITDA for the year ended December 31, 2006 because the credit facility as in effect at that time did not provide for the add back of such items. Growth programs were those intended to increase productivity and economic efficiency or our market share capacity, reduce cost structure, improve equipment utilization or provide additional regional capacity to better serve growth markets. Our growth program costs included expenses incurred for our lean manufacturing initiatives, expansion into Vietnam and other growth programs. The amount of growth programs was $5,321 in 2007, which was reduced above due to the cap as noted in (A).

(D)	In accordance with the definition of Adjusted EBITDA in our credit facility, as amended on May 30, 2008, non-recurring expenses resulting from cost reduction programs are not added back to Adjusted EBITDA for periods beginning after the quarter ended March 31, 2008. Prior to that period, cost reduction programs were added back to Adjusted EBITDA based upon the credit facility agreement as in effect at that time and were comprised of the following:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
	(in thousands)
Environmental charges in connection with facilities closures pursuant to cost reduction programs (1)	$—	$(50)	$3,072
Certain operating costs incurred in connection with the transition of production operations from closed facilities to other facilities (2)	—	132	4,972

Total	$—	$82	$8,044

(1)	The 2007 amount reflects the reversal of amounts accrued in prior periods.
(2)	For 2007, the amount includes added operating costs related to restructuring programs in Italy. For 2006, the amount includes added operating costs related to closures in North America and Italy of $3,465 and $1,507, respectively.
(E)	In accordance with the definition of Adjusted EBITDA in our credit facility, as amended on May 30, 2008, unrealized foreign exchange gains and losses on indebtedness are not added back to Adjusted EBITDA for periods beginning after the quarter ended March 31, 2008. Prior to that period, such gains and losses were added back to Adjusted EBITDA based upon the credit facility agreement as in effect at that time.
(F)	In accordance with the definition of Adjusted EBITDA in our credit facility, as amended on May 30, 2008, interest expense added back to calculate Adjusted EBITDA excludes, for periods beginning after the quarter ended March 31, 2008, the effect of any non-cash gains and losses resulting from the marking to market of hedging obligations that has been charged to interest expense. Had this amended definition been in place for all periods presented, Adjusted EBITDA would have been $12,156 lower for 2008, $6,146 lower for 2007 and $1,604 higher for 2006.
(G)	For 2008, amendment/termination costs include $5,966 of costs incurred in connection with the consummation of the fourth and fifth amendments to the credit facility and an $800 increase to Adjusted EBITDA for the first quarter of 2008, in accordance with the agreement with our lenders.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Hedging. We have foreign currency cash flow and earnings exposure with respect to specific sale transactions denominated in currencies other than the functional currency of the unit incurring the costs associated with such transactions. To mitigate the risks related to this exposure, we utilize forward currency contracts in certain circumstances, to lock in exchange rates with the objective that the gain or loss on the forward contracts will approximate the loss or gain on the transaction or transactions being hedged. We determine whether to enter into hedging arrangements based upon the size of the underlying transaction or transactions, an assessment of the risk of adverse movements in the applicable currencies and the availability of a cost-effective hedging strategy. In South America, substantially all of our sales are indexed to U.S. Dollars, but the associated costs are recorded in the local currencies of the operating units. Generally, we do not hedge this U.S. Dollar exposure as it would not be cost effective due to the relatively inefficient foreign exchange markets for local currencies in that region. To the extent we do not engage in hedging or such hedging is not effective, changes in the relative value of currencies can affect our profitability. The value of these contracts is recognized at fair value based on market exchange forward rates and amounted to a net liability position of $3.8 million at December 31, 2008. These contracts mature at various dates through October 2009.

Relative to foreign currency exposures existing at December 31, 2008, a 10% unfavorable movement in foreign currency exchange rates would not expose us to significant losses in earnings or cash flows because we hedge substantially all of our exposures against fluctuations in foreign currency exchange rates. As of December 31, 2008, we had open foreign currency exchange contracts maturing through October 2009 with total net notional amounts of approximately $10.3 million. At December 31, 2008, we prepared an analysis to determine the sensitivity of our forward foreign exchange contracts to changes in exchange rates. A hypothetical adverse exchange rate movement of 10% against our forward foreign exchange contracts would have resulted in potential net loss in fair value of these contracts of approximately $1.0 million. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices.

For additional information about the risks associated with fluctuations in currency exchange rates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign Exchange”.

Interest Rate Hedging. Our senior credit facility has a variable interest rate. We had entered into interest rate swap contracts effective June 30, 2005 pursuant to which we paid fixed rates on notional amounts while receiving the applicable floating LIBOR rates. These interest rate swaps did not qualify for hedge accounting under SFAS No. 133 and the change in their fair value was subject to mark to market through earnings. As a result of the mark to market accounting through earnings, we recorded a mark to market increase (decrease) to interest expense of $4.2 million and ($1.6) million during the years ended December 31, 2007 and 2006, respectively. Although these interest rate swaps were subject to mark to market accounting through earnings, they were to have effectively fixed, from a cash flow hedge perspective, the interest rate on approximately 86% of the term loan portion of the credit facility through June 30, 2008.

We entered into interest rate swaps in November 2007 that initially qualified for hedge accounting under SFAS No. 133. As a result of the financial covenant non-compliance for the period ended March 31, 2008 as discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements, we classified as current on our balance sheet as of December 31, 2007 $641.2 million of the long-term debt under our senior credit facility. Accordingly, because the debt was potentially payable prior to the expiration of the underlying interest rate swaps, hedge accounting under SFAS No. 133 was no longer applicable for these interest rate swaps. A non-cash credit of $1.7 million was recorded to interest expense for the six months ended June 30, 2008. Effective July 1, 2008, we were again able to assert that the hedged transactions were probable of occurring and accordingly redesignated the interest rate swaps as cash flow hedges of benchmark interest rate risk on 3-month LIBOR-based interest payments on the hedged debt as of June 30, 2008. As a result, the mark to market changes of $14.4 million on these interest rate swaps were charged to accumulated other comprehensive income and the related ineffective portion charged to interest expense during the six months ended December 31, 2008 was less than $0.1 million. The interest rate swaps effectively fix, from a cash flow perspective, the interest rate on approximately 85% of the term loan portion of the our credit facility through 2010. As of December 31, 2008, the weighted average interest rate on the effectively fixed portion of the term loan facility was 9.74%; the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 7.55%. As a result of the amendment of our senior credit facility agreement on May 30, 2008, the applicable margin for LIBOR term loans, LIBOR revolving loans, Euribor loans and CDOR loans under our senior credit facility increased from 2.75% to 5.50%. We estimate that a 1% increase in the LIBOR rate would increase our interest expense on the term debt by approximately $0.9 million on an annual basis through December 31, 2010, the period covered by the interest rate swap agreements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statements required to be filed under this Item 8, other than selected quarterly financial data, are filed as Appendix A hereto, are listed under Item 15(a) and are incorporated herein by this reference.

Selected quarterly financial data are included under Item 6 and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have carried out an evaluation, as of December 31, 2008, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as set forth above.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring

Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2008. Ernst & Young LLP, our independent registered public accounting firm, has issued its report on the effectiveness of internal control over financial reporting as of December 31, 2008, which appears in our 2008 Annual Report.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Shareholders.

In August of 2008 we filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, we filed as exhibits to this annual report on Form 10-K the applicable certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of our public disclosures.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The following documents are filed as Appendix A hereto and are included as part of this Annual Report on Form 10-K:

Financial Statements of Xerium Technologies, Inc.:

Report of Independent Registered Public Accounting Firm on Internal Control over Financial     Reporting

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements     and Schedule

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2008,     2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

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

(a) (3) Exhibits. The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding such exhibits, and are incorporated herein by this reference. We have identified with plus symbols in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Youngsville, North Carolina, on March 12, 2009.

XERIUM TECHNOLOGIES, INC.

By:	/s/ STEPHEN R. LIGHT
Stephen R. Light Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities on March 12, 2009.

Signature	Title

/s/ STEPHEN R. LIGHT Stephen R. Light	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ MICHAEL O’ DONNELL	Chief Financial Officer and Director (Principal Financial and Accounting Officer)
Michael O’ Donnell

/s/ JOHN GURANDIANO John Gurandiano	Director

/s/ NICO HANSEN Nico Hansen	Director

/s/ DAVID MAFFUCCI David Maffucci	Director

/s/ EDWARD PAQUETTE Edward Paquette	Director

/s/ MICHAEL PHILLIPS Michael Phillips	Director

/s/ JOHN G. RAOS John G. Raos	Director

Appendix

Index to Consolidated Financial Statements

XERIUM TECHNOLOGIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Xerium Technologies, Inc.

We have audited Xerium Technologies, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Xerium Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Statement of Financial Responsibility and Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Xerium Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Xerium Technologies, Inc., as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, of Xerium Technologies, Inc. and our report dated March 9, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

March 9, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Xerium Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Xerium Technologies, Inc., as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xerium Technologies, Inc., at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, in 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FAS 109. Also, as discussed in Note 10 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Xerium Technologies, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

March 9, 2009

XERIUM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2008	2007
	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$34,733	$24,218
Accounts receivable (net of allowance for doubtful accounts of $14,937 in 2008 and $5,367 in 2007)	94,049	113,256
Inventories	85,543	113,136
Prepaid expenses	4,844	6,287
Other current assets	14,938	29,441

Total current assets	234,107	286,338
Property and equipment, net	384,590	421,470
Goodwill	155,205	159,892
Intangible assets	32,129	17,381
Other assets	5,541	6,360

Total assets	$811,572	$891,441

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$—	$1,676
Accounts payable	53,076	44,842
Accrued expenses	83,139	61,070
Current maturities of long-term debt	39,687	19,253
Long-term debt classified as current	—	641,179

Total current liabilities	175,902	768,020
Long-term debt, net of current maturities and long-term debt classified as current	577,270	4,693
Deferred and long-term taxes	13,358	23,114
Pension, other postretirement and postemployment obligations	67,029	90,749
Other long-term liabilities	5,594	5,917
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit)
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares outstanding as of December 31, 2008 and 2007	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 46,257,772 and 46,028,003 shares outstanding as of December 31, 2008 and 2007, respectively	463	460
Paid-in capital	220,370	216,360
Accumulated deficit	(218,915)	(245,511)
Accumulated other comprehensive income (loss)	(29,499)	27,639

Total stockholders’ deficit	(27,581)	(1,052)

Total liabilities and stockholders’ deficit	$811,572	$891,441

See accompanying notes.

XERIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2008	2007	2006
	(dollars in thousands except per share data)
Net sales	$638,139	$615,426	$601,439
Costs and expenses:
Cost of products sold	394,467	361,913	355,375
Selling	80,175	79,157	76,313
General and administrative	92,112	70,218	70,621
Restructuring and impairments	16,968	7,733	4,736
Research and development	11,740	10,189	9,878
Goodwill impairment	—	185,300	—
Curtailment/settlement gains	(39,968)	—	—

	555,494	714,510	516,923

Income (loss) from operations	82,645	(99,084)	84,516
Interest expense	(60,328)	(54,609)	(41,893)
Interest income	1,824	1,483	1,877
Foreign exchange gain (loss)	6,356	(347)	(105)

Income (loss) before provision for income taxes	30,497	(152,557)	44,395
Provision (benefit) for income taxes	3,901	(2,345)	13,107

Net income (loss)	$26,596	$(150,212)	$31,288

Net income (loss) per share:
Basic	$0.58	$(3.36)	$0.71

Diluted	$0.58	$(3.36)	$0.71

Shares used in computing net income (loss) per share:
Basic	46,133,841	44,745,296	43,768,609

Diluted	46,196,458	44,745,296	43,896,302

Cash dividends per common share	$—	$0.5625	$0.90

See accompanying notes.

XERIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
	(dollars in thousands)
Balance at December 31, 2005	43,725,093	$437	$199,285	$(56,876)	$(33,500)	$109,346
Components of comprehensive loss:
Net income	—	—	—	31,288	—	31,288
Foreign currency translation adjustments	—	—	—	—	21,371	21,371
Minimum pension liability adjustment, net of income taxes of $614	—	—	—	—	(1,712)	(1,712)
Change in value of derivative instruments, net of income taxes of $288	—	—	—	—	284	284

Total other comprehensive income						51,231
Cumulative adjustment for SFAS No. 158 transition, net of income taxes of $1,507	—	—	—	—	(6,727)	(6,727)
Issuance of common stock underlying restricted stock units	74,569	1	(375)	—	—	(374)
Compensation expense	—	—	2,507	—	—	2,507
Dividends paid to stockholders	—	—	146	(39,549)	—	(39,403)

Balance at December 31, 2006	43,799,662	438	201,563	(65,137)	(20,284)	116,580
Components of comprehensive loss:
Net loss	—	—	—	(150,212)	—	(150,212)
Foreign currency translation adjustments	—	—	—	—	30,285	30,285
Change in funded status under SFAS No. 158, net of income taxes of $161	—	—	—	—	17,228	17,228
Change in value of derivative instruments, net of income taxes of $0	—	—	—	—	(90)	(90)

Total other comprehensive loss						(102,789)
Adoption of FIN 48	—	—	—	(3,323)	—	(3,323)
Early adoption of change in measurement date under SFAS No. 158				(1,700)	500	(1,200)
Issuance of common stock underlying restricted stock units	81,976	1	(288)	—	—	(287)
Issuance of common stock under dividend reinvestment plan	2,146,365	21	13,219	(13,240)	—	—
Compensation expense	—	—	1,749	—	—	1,749
Dividends paid to stockholders	—	—	117	(11,899)	—	(11,782)

Balance at December 31, 2007	46,028,003	460	216,360	(245,511)	27,639	(1,052)
Components of comprehensive income (loss):
Net income	—	—	—	26,596	—	26,596
Foreign currency translation adjustments	—	—	—	—	(23,772)	(23,772)
Change in funded status under SFAS No. 158, net of income taxes of $(5)	—	—	—	—	(19,507)	(19,507)
Change in value of derivative instruments, net of income taxes of $534	—	—	—	—	(13,859)	(13,859)

Total other comprehensive loss	—	—	—	—	—	(30,542)
Issuance of common stock underlying restricted stock units	229,769	3	(265)	—	—	(262)
Compensation expense	—	—	4,275	—	—	4,275

Balance at December 31, 2008	46,257,772	$463	$220,370	$(218,915)	$(29,499)	$(27,581)

See accompanying notes.

XERIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
	2008	2007	2006
	(dollars in thousands)
Operating activities
Net income (loss)	$26,596	$(150,212)	$31,288
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	—	185,300	—
Stock-based compensation	4,275	1,749	2,507
Depreciation	42,963	41,108	40,969
Amortization of other intangibles	2,965	4,432	4,423
Deferred financing cost amortization	4,670	3,676	3,726
Unrealized foreign exchange (gain) loss on revaluation of debt	(10,272)	4,198	964
Deferred taxes	(12,948)	(16,984)	4,793
Asset impairment	3,989	389	2,095
Gain on disposition of property and equipment	(3,080)	(1,367)	(319)
Change in the fair value of interest rate swaps	(1,668)	6,146	(1,604)
Curtailment/settlement gain	(39,968)	—	—
Provision for bad debt expense	11,397	1,740	2,055
Change in assets and liabilities which provided (used) cash:
Accounts receivable	431	4,096	(2,384)
Inventories	20,664	2,243	261
Prepaid expenses	1,190	(1,403)	1,531
Other current assets	1,389	983	(2,300)
Accounts payable and accrued expenses	24,230	7,246	(11,695)
Deferred and other long term liabilities	245	(4,320)	(7,074)

Net cash provided by operating activities	77,068	89,020	69,236

Investing activities
Capital expenditures, gross	(39,028)	(47,859)	(32,456)
Proceeds from disposals of property and equipment	4,528	2,961	1,012
Proceeds from dispositions of businesses	—	—	1,666
Payment for acquisitions, net of cash acquired	144	(12,298)	(8,155)
Other	(877)	(4)	(7)

Net cash used in investing activities	(35,233)	(57,200)	(37,940)

Financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(1,776)	(8,207)	538
Proceeds from borrowings (maturities longer than 90 days)	2,687	5,435	155
Principal payments on debt	(24,429)	(10,890)	(36,870)
Cash dividends on common stock	—	(11,782)	(39,403)
Other	(8,794)	(1,793)	(2,628)

Net cash provided by (used in) financing activities	(32,312)	(27,237)	(78,208)

Effect of exchange rate changes on cash flows	992	2,819	3,752

Net increase (decrease) in cash	10,515	7,402	(43,160)
Cash and cash equivalents at beginning of year	24,218	16,816	59,976

Cash and cash equivalents at end of year	$34,733	$24,218	$16,816

Interest payments	$64,059	$39,780	$40,000

Income tax payments	$12,530	$10,981	$19,101

Supplemental schedule of noncash investing activities (Note 1)

Common stock issued in lieu of cash dividends pursuant to the Dividend Reinvestment Plan	$—	$13,240	$—

Accrued capital expenditures	$3,672	$—	$—

See accompanying notes.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands except per share data)

December 31, 2008

1. Company History

Xerium Technologies, Inc. (the “Company”), is a leading global manufacturer and supplier of two types of consumable products used primarily in the production of paper – clothing and roll covers. Operations are strategically located in the major paper-making regions of the world, including North America, Europe, South America and Asia-Pacific. The Company was reorganized in connection with its initial public offering, which was completed on May 19, 2005.

(a) Going Concern as of December 31, 2007

The consolidated financial statements as of December 31, 2007 were prepared assuming that the Company would continue as a going concern, which was contingent upon, among other things, the Company’s ability to comply with all debt covenants under its then existing senior credit facility. As the Company was not in compliance with certain financial covenants for the period ended March 31, 2008, the balance sheets as of March 31, 2008 and December 31, 2007 included a reclassification of $658,815 and $641,179, respectively, to reflect as current the long-term debt under the senior credit facility. Additionally, because this debt was potentially payable prior to the expiration of the underlying interest rate swaps, hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”) was no longer applicable for these interest rate swaps and the mark to market changes in their fair value was recorded as non-cash charges to interest expense through June 30, 2008. These mark to market changes resulted in a credit to interest expense of $1,687 for the six month period ended June 30, 2008. See Note 8 for further discussion of derivatives and hedging.

On April 8, 2008, the Company entered into an amendment and waiver agreement with its lenders relating to its senior credit facility pursuant to which the lenders agreed to waive through May 31, 2008 (the “forbearance period”) any past and then existing defaults. On May 30, 2008, prior to the expiration of the waiver, the Company entered into an amendment and restatement of the credit agreement governing its credit facility (Amendment No. 5) (See Note 7). After giving effect to Amendment No. 5, the Company believes that it was in compliance with all financial covenants of its credit facility. Based upon such compliance and other factors, the Company believes that the going concern contingency no longer exists. Thus, the Company reclassified on its balance sheet as of June 30, 2008 the long-term debt under the senior credit facility previously reported as current, to long-term. Additionally, related deferred financing costs that had been classified as other current assets as of December 31, 2007 and March 31, 2008 have been reclassified to intangible assets as of June 30, 2008 in the amount of approximately $21,000 which included approximately $8,500 of deferred financing costs capitalized during the second quarter of 2008 incurred in connection with the amendments.

As a result of the Company’s amendment and restatement of its senior credit facility described above, on August 4, 2008, the Company’s independent registered public accounting firm reissued its report relating to the Company’s financial statements as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 to remove the explanatory paragraph with respect to the Company’s ability to continue as a going concern and to insert an emphasis paragraph that the conditions that raised substantial doubt about whether the Company will continue as a going concern no longer exist.

(b) Acquisition of Roll Covers Operation.

On November 29, 2007, the Company acquired 100% of the common stock of a company which has two subsidiaries in China, one of which is 100% owned and the other 90% owned, for $11,787, net of $799 cash

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2008

acquired. The purchase price was subject to a purchase price adjustment. The impact of the minority interest was not material to the Company’s financial statements, where it has been included in general and administrative expenses on the statement of operations and other long-term liabilities in the balance sheet. As a result of the transaction, the Company acquired two established roll covers manufacturing plants in China whose results of operations have been included in the Company’s consolidated statements of operations from the date of acquisition. The Company recorded $6,722 and $917 of goodwill and intangible assets, respectively, as a result of this transaction during 2007. The weighted average amortization period of these acquired intangible assets is approximately six years.

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

December 31, 2008

2. Accounting Policies

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

Advertising Costs

Selling expenses include advertising expenses of $1,501, $1,880 and $2,088 in 2008, 2007 and 2006, respectively. The Company expenses all advertising costs as incurred.

Translation of Financial Statements

The reporting currency of the Company is U.S. Dollars. Assets and liabilities of non-U.S. operations are translated at year-end rates of exchange, and the consolidated statements of operations and cash flows are

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2008

translated at the average rates of exchange during the year. Gains and losses resulting from translating non-U.S. Dollar denominated financial statements are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit).

Foreign Exchange

Foreign exchange gains and losses arising out of transactions denominated in currencies other than a subsidiary’s functional currency are recorded in the consolidated statements of operations. Net exchange gains and losses are recorded in “Foreign exchange gain (loss)” and amounted to a gain of $6,356 for the year ended December 31, 2008 and a loss of $347 and $105 for the years ended December 31, 2007 and 2006, respectively. Certain intercompany loans have been determined to be permanent, and accordingly, foreign exchange gains or losses related to such loans are recorded in accumulated other comprehensive income (loss).

Effective January 1, 2008, the Company changed the functional currency of one of its subsidiaries from the British Pound to the Euro. Significant changes in economic facts and circumstances supported this change in functional currency. The change in functional currency is applied on a prospective basis.

Derivatives and Hedging

There are two types of hedges into which the Company enters: hedges of cash flow exposure and hedges of fair value exposure. Hedges of cash flow exposure are entered into in order to hedge a forecasted transaction or the variability of cash flows to be paid related to a recognized liability. Hedges of fair value exposure are entered into in order to hedge the fair value of a recognized asset or liability, or a firm commitment. The Company accounts for its derivative instruments in accordance SFAS No. 133 which requires companies to record derivatives on their balance sheets as either assets or liabilities measured at their fair value. All changes in the fair value of derivatives are recognized currently in earnings unless specific hedge criteria are met, which requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Changes in the derivative fair values that are designated as cash flow hedges which meet the criteria for hedge accounting are recorded in other comprehensive income (loss). Changes in derivative fair values that are designated as fair value hedges are recognized in earnings as offsets to the changes in fair value of the related hedged assets and liabilities. The Company’s derivative and hedging activities are discussed in Note 8.

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for measuring its derivative assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2008

similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2008.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observables Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives	$2,321	$—	$2,321	$—

Total	$2,321	$—	$2,321	$—

Liabilities
Derivatives	$(22,029)	$—	$(22,029)	$—

Total	$(22,029)	$—	$(22,029)	$—

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

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2008

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with maturities of three months or less when acquired. Short-term investments consist of time deposits or money market accounts at investment-grade banks. As of December 31, 2008, the Company’s deposits in U.S. bank accounts did not exceed the FDIC guarantee of $250k per depositer.

Allowance for Doubtful Accounts

Bad debt provisions are included in general and administrative expense. The amounts recorded are derived based upon specific customer credit history and payment trends and the general aging of receivables, while also factoring in any new business conditions.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Raw materials are valued principally on a weighted average basis. The Company’s work in process and finished goods are specifically identified and valued based on actual inputs to production. Provisions are recorded as appropriate to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires management to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business, while considering the general aging of inventory and factoring in any new business conditions. Expenses for inventory write downs were $13,351, $1,288 and $1,334 during the years ended December 31, 2008, 2007 and 2006, respectively.

Financial Instruments

The carrying value of cash and cash equivalents, trade receivables, other current assets, accounts payable, notes payable and amounts included in accruals meeting the definition of a financial instrument approximate fair value due to their short-term nature. The carrying value of long-term debt is greater than its fair value (see Note 7). The Company determines estimated fair values based upon quoted market values where applicable or management estimates.

Long-lived Assets

Property and equipment

Property and equipment are recorded at cost. Property and equipment acquired in connection with acquisitions are recorded at fair value as of the date of the acquisition, and subsequent additions are recorded at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Asset		Years
Buildings and improvements		3-50
Machinery and equipment	— Heavy	16-25
	— General	13-15
	— Light	6-12
	— Molds, tools, office and computers	2-5

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2008

Intangible assets

Intangible assets consist of patents, licenses, trademarks and deferred financing costs in 2006. In 2007, as a result of the going concern matter discussed in Note 1, deferred financing costs were reclassified to other current assets and, as of June 30, 2008, were reclassified to intangible assets.

Patents, licenses and trademarks are amortized on a straight-line basis over their remaining lives, which range from one and a half to fifteen years. Deferred financing costs are amortized using the effective interest method as a component of interest expense over the life of the related debt.

Impairment

The Company reviews its long-lived assets that have finite lives for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that companies evaluate the fair value of long-lived assets based on the anticipated undiscounted future cash flows to be generated by the assets when indicators of impairment exist to determine if there is impairment to the carrying value. Any change in the carrying amount of an asset as a result of the Company’s evaluation has been recorded in restructuring and impairments expense in the consolidated statements of operations. Impairment charges are discussed in Note 15.

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

The Company performs an annual test for goodwill impairment as of December 31st at the business segment level. The Company has two business segments: clothing and roll covers. For the purpose of performing the annual impairment test, the Company allocates all shared assets and liabilities to the business segments based on the percentage of each segment’s revenue to total revenue. Shared operating expenses are allocated to the business segments to the extent necessary to allow them to operate as independent businesses. To determine if impairment exists, the fair value of each business segment is compared to its carrying value. The fair value of the Company’s segments was determined by using a weighted combination of both a market multiple approach and an income approach. The market multiple approach utilizes the Company’s proprietary information that is used to value its business segments. The income approach is a present value technique used to measure the fair value of future cash flows produced by each business segment. As a result of the tests as of December 31, 2008, the Company determined that no goodwill impairment exists.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2008

As a result of the tests as of December 31, 2007, the Company determined that its goodwill for the roll covers segment was impaired due to expectations of lower profitability and to the increased carrying value of the net assets of the roll covers segment due primarily to currency translation effects thereon. Accordingly, the Company recorded a non-cash charge for goodwill impairment of $185,300 (and a related tax benefit thereon of $18,285) related to its roll covers segment. Step 1 of the process indicated that the fair value of the net assets of the roll covers segment was $69,300 less than their carrying value as of December 31, 2007. Based on Step 1 result, the Company proceeded with Step 2. Based on the increase in fair value of tangible and intangible assets over book value of $116,000 as determined in Step 2, an aggregate impairment of $185,300 was recorded. There was no goodwill impairment recorded for the clothing segment during the year ended December 31, 2007, nor for either segment prior to 2007.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (Revised 2004) (“SFAS No. 123R”), which discontinued the accounting for share-based compensation using Accounting Principles Board No. 25 (“APB No. 25”) and generally requires that such transactions be recognized in the statement of operations based on their fair values at the date of grant. See Note 13 for further discussion.

Net Income (Loss) Per Common Share

Net income (loss) per common share has been computed and presented pursuant to the provisions of SFAS No. 128, Earnings per Share (“SFAS No. 128”). Net income (loss) per share is based on the weighted-average number of shares outstanding during the period.

As of December 31, 2008, 2007 and 2006, the Company had outstanding restricted stock units (“RSUs) (See Note 13). Diluted average shares outstanding were computed using (i) the average market price for time-based RSUs and (ii) the actual grant date market price for non-employee director RSUs. The calculation of diluted earnings per share excludes the Company’s performance-based RSUs that are based on shareholder return targets because the performance criteria have not been contingently achieved and therefore the RSUs are not contingently issuable. During 2007, the dilutive effect of potential future issuances of common stock underlying the Company’s RSUs was excluded from the calculation of diluted average shares outstanding because their effect would have been antidilutive as the Company incurred a net loss. During 2008, the dilutive effect of potential future issuances of common stock underlying certain of the Company’s RSUs was excluded from the calculation of diluted average shares outstanding because their effect would have been antidilutive.

	2008	2007	2006
Weighted-average common shares outstanding—basic	46,133,841	44,745,296	43,768,609
Dilutive effect of stock-based compensation awards outstanding	62,617	—	127,693

Weighted-average common shares outstanding—diluted	46,196,458	44,745,296	43,896,302

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future consequences

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2008

attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, representing future tax benefits, are reduced by a valuation allowance when the determination can be made that it is “more likely than not” that all or a portion of the related tax asset will not be realized. The deferred tax provision or benefit represents the change in deferred tax assets and liabilities, excluding any amounts accounted for as components of goodwill or accumulated other comprehensive loss, from the prior year, including the effect of foreign currency translation thereon. Income taxes are further discussed in Note 9.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. See Note 9 for additional discussion.

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

New Accounting Standards

Effective January 1, 2008, the Company partially adopted SFAS No. 157. This statement clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. The Company adopted this statement for its derivative assets and liabilities, which are measured at fair value on a recurring basis, determined by using observable inputs of the fair value hierarchy prescribed by SFAS No. 157. The adoption of SFAS No. 157 for measuring the Company’s derivative assets and liabilities resulted in a decrease in derivative assets of $879 as of December 31, 2008. See “Derivatives and Hedging” above. Financial Accounting Standards Board (FASB) Staff Position SFAS No. 157-2, Effective Date of FASB Statement No. 157, permits the Company to defer the recognition and measurement of its nonfinancial assets and nonfinancial liabilities until January 1, 2009. At December 31, 2008, the Company did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value.

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

December 31, 2008

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “Fair Value Option”). Unrealized gains and losses on items for which the Fair Value Option has been elected are reported in earnings. The Fair Value Option is applied instrument by instrument (with certain exceptions), is irrevocable (unless a new election date occurs) and is applied only to an entire instrument. The effect of the first remeasurement to fair value is reported as a cumulative-effect adjustment to the opening balance of retained earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 with earlier application permitted, subject to certain conditions. The adoption of SFAS No. 159 did not have a material effect on the Company’s financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), an amendment of Accounting Research Bulletin (“ARB”) No. 51 (“ARB No. 51”). SFAS No. 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for, and reporting of, transactions between the reporting entity and holders of such noncontrolling interests. Under SFAS No. 160, noncontrolling interests are considered equity and should be reported as an element of consolidated equity. Net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the statement of operations of the attribution of that income between the controlling and noncontrolling interests; increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008, and earlier application is prohibited. SFAS 160 is

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2008

required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively. Since essentially all of our subsidiaries are 100% owned, the Company does not expect the adoption of SFAS No. 160 will have a significant impact to its financial statements.

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

3. Inventories

The components of inventories are as follows at:

	December 31
	2008	2007
Raw materials	$17,357	$26,463
Work in process	29,385	44,372
Finished units	38,801	42,301

	$85,543	$113,136

4. Property and Equipment

Property and equipment consists of the following at:

	December 31
	2008	2007
Land	$24,093	$26,376
Buildings and improvements	148,437	153,942
Machinery and equipment:
—Heavy	53,333	48,076
—General	328,644	342,600
—Light	103,494	110,991
—Molds, tools, office and computers	67,254	69,781

Total machinery and equipment	552,725	571,448
Construction in progress	29,834	38,716

Total	755,089	790,482
Less accumulated depreciation	370,499	369,012

	$384,590	$421,470

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2008

5. Goodwill, Intangible Assets and Deferred Financing Costs

The following table provides changes in the carrying amount of goodwill by segment for the years ended December 31, 2008 and 2007:

	Clothing	Rolls	Total
Balance at December 31, 2006	$53,824	$264,195	$318,019
Acquisition of roll covers operations in China	—	6,722	6,722
Adjustments related to pre-acquisition income taxes	—	(221)	(221)
Foreign currency translations	3,643	17,029	20,672
Goodwill impairment (see Note 2)	—	(185,300)	(185,300)

Balance at December 31, 2007	57,467	102,425	159,892
Foreign currency translations	(365)	(4,322)	(4,687)

Balance at December 31, 2008	$57,102	$98,103	$155,205

The components of intangible assets and deferred financing costs are summarized as follows at:

	December 31
	2008	2007
Patents and licenses	$31,920	$31,920
Less accumulated amortization	(25,751)	(24,151)

Net patents and licenses	6,169	7,769

Trademarks	18,920	18,920
Less accumulated amortization	(11,457)	(10,185)

Net trademarks	7,463	8,735

Other intangibles	958	948
Less accumulated amortization	(173)	(71)

Net other intangibles	785	877

Deferred financing costs	32,862	25,591
Less accumulated amortization	(15,150)	(10,813)

Net deferred financing costs (1)	17,712	14,778

Net amortizable intangible assets and deferred financing costs	32,129	32,159
Less net deferred financing costs reclassified to other current assets (1)	—	(14,778)

	$32,129	$17,381

(1)	In connection with the going concern matter discussed in Note 1, the accompanying consolidated balance sheet as of December 31, 2007 includes a reclassification of $14,778 from “Intangible assets and deferred financing costs, net” to “Other current assets” to reflect the classification of net deferred financing costs related to the debt under the senior credit facility as a current asset. As of December 31, 2008, net deferred financing costs are classified as “Intangible assets and deferred financing costs, net”.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2008

Amortization expense for patents, licenses, trademarks and other intangibles amounted to $2,965, $4,432 and $4,423 for the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, the estimated annual amortization expense for patents, licenses and trademarks and other intangibles for each of the succeeding five years totals $11,005 as follows:

2009	$2,315
2010	2,307
2011	2,307
2012	2,312
2013	1,764

6. Notes Payable

As part of the credit facility (see Note 7), the Company has a $50,000 revolving credit facility.

Notes payable consist of the following at:

	December 31
	2008	2007
Unsecured notes	$—	$1,347
Secured notes	—	329

Total	$—	$1,676

Notes payable consist primarily of committed lines of credit at banks to fund short-term working capital needs. The unused portion of these lines of credit totaled $45,947 at December 31, 2008. The secured portion of the debt is collateralized by letters of credit available under a multi-currency revolving credit facility of $50,000 which is a part of the Company’s credit agreement. Interest rates are variable and are based upon local market rates. Annual commitment and similar fees charged by the banks approximate 0.75% of the unused facilities. Weighted-average interest rates on the total of all facilities available were 7.11% in 2008 and 6.51% in 2007, and weighted-average interest rates on outstanding borrowings in 2007 were 2.03% as of December 31, 2007.

7. Long-Term Debt and Long-Term Debt Classified as Current

In connection with the going concern matter discussed in Note 1, the accompanying consolidated balance sheet as of December 31, 2007 includes a reclassification of $641,179 to reflect the long-term debt under the senior credit facility as current debt. As of December 31, 2008, the long-term debt under the senior credit facility is classified as long-term (See Note 1).

In connection with the Company’s initial public offering on May 19, 2005, the Company entered into a $750,000 senior secured credit facility that provides for a term loan in a total principal amount of $650,000 and a $100,000 senior secured revolving credit facility, which was reduced at the end of 2005 to $50,000 in connection with the completion of the legal reorganization of the Company’s Brazilian subsidiaries. The credit facility is secured by substantially all of the Company’s assets. Borrowings under the revolving credit facility and term loan facility bear interest at either (a) LIBOR plus the applicable margin or (b) the Euribor rate plus the applicable margin, in addition to certain other mandatory costs associated with syndication in the European markets or (c) CDOR plus the applicable margin.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2008

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

While the Company was in compliance with the financial covenants under its senior credit facility at December 31, 2007 and expected that it would generate cash flow from operations sufficient to service the debt under the senior credit facility prior to the stated maturity of the debt if there is not otherwise an event of default under the debt, the Company expected to be in financial covenant non-compliance for the period ended March 31, 2008. Failing to meet a financial covenant under the senior credit facility constitutes an event of default, upon which the lenders could accelerate the debt under the senior credit facility, causing it to become due and payable.

In connection with the matters discussed in Note 1, on April 8, 2008 and May 30, 2008, the Company amended its senior credit facility agreement with the lenders thereunder. In connection with the amendments, the Company capitalized approximately $8,500 as deferred financing costs which were classified as intangible assets on its balance sheet as of June 30, 2008 and expensed approximately $5, 350 to general and administrative expenses in 2008. Under the amended senior credit facility agreement, borrowings under the revolving credit facility and the term loans bear interest at the sum of, as applicable, LIBOR, the Euribor rate or CDOR plus, in each case, plus the applicable margin. The applicable margin increased from 2.75% to 5.50% through December 31, 2008 with three identified step downs (i.e. to 4.25%, 3.75% and 2.75%) that are contingent upon future improvements in the Company’s credit rating levels beginning January 1, 2009.

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

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2008

The Company had entered into interest rate swap contracts effective June 30, 2005 pursuant to which it paid fixed rates on notional amounts while receiving the applicable floating LIBOR, Euribor and CDOR rates. These interest rate swaps did not qualify for hedge accounting under SFAS No. 133 and the change in their fair value was subject to mark to market through earnings. As a result of the mark to market accounting through earnings, the Company recorded a mark to market charge to interest expense of $4,215 and a mark to market credit to interest expense of $1,604 during the years ended December 31, 2007 and 2006, respectively, related to the interest rate swaps effective June 30, 2005. Although these interest rate swaps were subject to mark to market accounting through earnings, they were to have effectively fixed, from a cash flow hedge perspective, the interest rate on approximately 86% of the term loan portion of the credit facility through June 30, 2008. On November 16, 2007, the Company settled these interest rate swaps in consideration for their cash value of $5,600 and entered into new interest rate swap arrangements. The interest rate swaps entered into in November 2007 initially qualified for hedge accounting under SFAS No. 133. As a result of anticipated financial covenant non-compliance for the period ended March 31, 2008 as discussed in Note 1, the Company classified as current on its balance sheet as of December 31, 2007, $641,179 of the long-term debt under its senior credit facility. Accordingly, because this debt was potentially payable prior to the expiration of the underlying interest rate swaps, hedge accounting under SFAS No. 133 was no longer applicable for these interest rate swaps and the mark to market decrease in their fair value was recorded as a non-cash charge to interest expense in the fourth quarter of 2007 and a non-cash credit of $1,687 was recorded to interest expense for the six months ended June 30, 2008. Effective July 1, 2008, the Company was again able to assert that the hedged transactions were probable of occurring and accordingly redesignated the interest rate swaps as cash flow hedges of benchmark interest rate risk on 3-month LIBOR-based interest payments on the hedged debt as of June 30, 2008. As a result, the mark to market changes of $14,393 on these interest rate swaps were charged to accumulated other comprehensive income and the related ineffective portion of $19 was charged to interest expense during the six months ended December 31, 2008. As of December 31, 2008, the weighted average interest rate on the effectively fixed portion of the term loan facility was 9.74%; the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 7.55%. The revolving credit facility has a 6.5 year maturity and the term loan facility has a 7 year maturity from the date of the agreement.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2008

Long-term debt consists of the following at:

	December 31
	2008	2007
Senior Bank Debt (Secured):
Term Loan B—payable quarterly:
U.S. Dollar denominated—LIBOR plus 5.50% as of December 31, 2008 (6.96%); LIBOR plus 2.75 % as of December 31, 2007 (7.58%);	$308,664	$312,489
Euro denominated—EURIBOR plus 5.50% as of December 31, 2008 (8.47%); EURIBOR plus 2.75% as of December 31, 2007 (7.52%);	237,605	269,102
Canadian Dollar denominated—CDOR plus 5.50% as of December 31, 2008 (7.11%); CDOR plus 2.75% as of December 31, 2007 (7.57%);	59,931	75,915

	606,200	657,506
Other Long-Term Debt:
Unsecured, interest fixed at 2.00% to 2.50%, Euro denominated	1,584	868
Unsecured, interest fixed at 2.68% to 3.90%, Yen denominated	9,173	6,751

	616,957	665,125
Less current maturities	39,687	19,253
Less long-term debt classified as current (1)	—	641,179

Total	$577,270	$4,693

(1)	In connection with the going concern matter discussed in Note 1, the accompanying consolidated balance sheet as of December 31, 2007 includes a reclassification of $641,179 from “Long term debt, net of current maturities” to current debt as “Long-term debt classified as current”. As of December 31, 2008 the long term debt under the senior credit facility is classified as “Long term debt, net of current maturities”. The carrying value of the debt under the senior credit facility of $606,200 exceeds its fair value of approximately $350,000 as of December 31, 2008.

The credit facility provides for quarterly scheduled principal payments on the term loan and $512,109 due at maturity in May 2012. This facility contains covenants based on certain measures of debt levels, interest coverage and fixed charge coverage, all calculated in relation to Adjusted EBITDA as defined in the credit agreement, and restrictions on capital expenditures and dividends. During 2008, the Company made scheduled debt payments of $7,813 and also made voluntary debt repayments of $6,119. The Company may be required to make additional debt repayments based on its “excess cash”, as defined in its credit agreement. The Company included $9,235 as of December 31, 2007 for such additional repayments that were made in 2008 and $16,120 as of December 31, 2008 that is required to be paid in the first quarter of 2009. Because the amount of any such future repayments is not currently determinable, it is excluded from the long-term debt maturities schedule below for 2010 and thereafter.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2008

The aggregate maturities of long-term debt for each of the following five years and thereafter are as follows:

2009	$39,687
2010	28,188
2011	35,537
2012	513,101
2013	444
Thereafter	—

$616,957

8. Derivatives and Hedging

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

(i) Cash Flow Hedges

The Company had entered into interest rate swap contracts effective June 30, 2005 pursuant to which it paid fixed rates on notional amounts while receiving the applicable floating LIBOR, Euribor or CDOR rates. The interest rate swaps did not qualify for hedge accounting under SFAS No. 133 and the change in their fair value was subject to mark to market through earnings. As a result of the mark to market accounting through earnings, the Company recorded a mark to market non-cash charge to interest expense of $4,215 and a mark to market non-cash credit to interest expense of $1,604 during the years ended December 31, 2007 and 2006, respectively, related to the interest rate swaps effective June 30, 2005.

Although these interest rate swaps were subject to mark to market accounting through earnings, they were to have effectively fixed, from a cash flow hedge perspective, the interest rate on approximately 86% of the term loan portion of the credit facility through June 30, 2008. On November 16, 2007, the Company settled these interest rate swaps in consideration for their cash value of $5,600 and entered into new interest rate swap arrangements. The interest rate swaps entered into in November 2007 initially qualified for hedge accounting under SFAS No. 133. As a result of anticipated financial covenant non-compliance for the period ended March 31, 2008 as discussed in Note 1, the Company classified as current on its balance sheet as of December 31, 2007 $641,179 of the long-term debt under its senior credit facility. Accordingly, because this

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2008

debt was potentially payable prior to the expiration of the underlying interest rate swaps, hedge accounting under SFAS No. 133 was no longer applicable for these interest rate swaps and the mark to market decrease in their fair value of $1,931 was recorded as a non-cash charge to interest expense in the fourth quarter of 2007 and a non-cash credit to interest expense of $1,687 was recorded for the six months ended June 30, 2008.

Effective July 1, 2008, the Company was again able to assert that the hedged transactions were probable of occurring and accordingly redesignated the interest rate swaps as cash flow hedges of benchmark interest rate risk on variable interest payments on the hedged debt as of June 30, 2008. As a result, the mark to market changes of $14,393 on these interest rate swaps were charged to accumulated other comprehensive income and the related ineffective portion of $19 was charged to interest expense during the six months ended December 31, 2008. The new interest rate swaps effectively fix the interest rate on approximately 85% of the term loan portion of the Company’s credit facility through 2010. As of December 31, 2008, the weighted average interest rate on the effectively fixed portion of the term loan facility was 9.74% and the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 7.55%. The fair value of the interest rate derivative contracts at December 31, 2008 was a net liability of $15,910, all of which was included in accumulated other comprehensive losses, and at December 31, 2007 was a net liability of $1,931 (of which $2,937 was included in accrued expenses, partially offset by $1,006 that was included in other current assets).

The Company, from time to time, enters into forward exchange contracts to fix currencies at specified rates based on expected future cash flows to protect against the fluctuations in cash flows resulting from sales denominated in foreign currency over the next year. The value of these contracts is recognized at fair value based on market exchange forward rates. The fair value of these contracts amounted to a net liability of $1,121 and a net asset of $417 at December 31, 2008 and 2007, respectively. The change in fair value of these contracts is included in foreign exchange gain/(loss) beginning with the quarter ended September 30, 2007 as the Company had decided not to seek hedge accounting for these transactions.

(ii) Fair Value Hedges

The Company is subject to exposure from fluctuations in foreign currencies. To manage this exposure, the Company uses foreign exchange forward contracts. The value of these contracts is recognized at fair value based on forward market exchange rates and the change in the fair value of these contracts is included in foreign exchange gain/(loss). Fair value hedges amounted to a net liability of $2,677 (of which $4,985 was included in accrued expenses, partially offset by $2,308 that was included in other current assets) and $3,203 (of which $3,321 was included in accrued expenses, partially offset by $118 that was included in other current assets) as of December 31, 2008 and 2007, respectively.

9. Income Taxes

Significant components of the provision for income taxes by taxing jurisdictions are shown below.

The components of domestic and foreign income (loss) before the provision for income taxes are as follows:

	Year Ended December 31
	2008	2007	2006
U.S.	$29,538	$(75,151)	$1,885
Foreign	959	(77,406)	42,510

Total	$30,497	$(152,557)	$44,395

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2008

The components of the income tax provision (benefit) are as follows:

	Year Ended December 31
	2008	2007	2006
Current:
U.S.	$1,286	$721	$(1,037)
Foreign	15,563	13,919	9,351

Total current	16,849	14,640	8,314
Deferred:
U.S.	—	(14,052)	3,212
Foreign	(12,948)	(2,933)	1,581

Total deferred	(12,948)	(16,985)	4,793

Total provision (benefit)	$3,901	$(2,345)	$13,107

The tax effect of temporary differences which give rise to deferred income tax assets and liabilities are as follows:

	Year Ended December 31
	2008	2007
Deferred tax assets arising from:
Net operating loss carryforwards	$62,321	$67,801
Intangible assets, net (1)	8,004	12,120
Pension and other benefit accruals	7,349	8,696
Tax credits	1,830	1,783
Other allowances and accruals, net	30,511	34,711

Total	110,015	125,111

Deferred tax liabilities arising from:
Property and equipment, net	(42,558)	(49,098)
Intangible assets, net (1)	—	—
Unrealized foreign exchange gains/losses	—	—
Other allowances and assets, net	(268)	(60)

Total	(42,826)	(49,158)
Valuation allowance	(68,589)	(91,066)

Net deferred tax asset (liability)	$(1,400)	$(15,113)

(1)	2007 reflects a deferred tax asset due to goodwill impairment and related reversal of the tax on the goodwill (see Note 2).

Compliance with SFAS No. 109 requires the Company to periodically evaluate the necessity of establishing or adjusting a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related tax benefit will be recognized in future periods. Because of the accumulated loss position in certain tax jurisdictions at December 31, 2008 and December 31, 2007 and the uncertainty of profitability in future periods, the Company has recorded valuation allowances as shown above for deferred tax assets primarily related to net operating loss carryforwards in the United States, Germany, Sweden and Australia.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2008

For 2008, the Company recognized a provision for income taxes of $3,901 as compared with a benefit for income taxes of $2,345 for 2007. The Company's effective tax rate for 2008 of 12.8% was below statutory rates principally due to changes in valuation allowances related to curtailment/settlements gains recorded relating to the U.S. retiree plans of $40,169 for which no taxes were reflected due to the U.S. valuation allowance. In addition, tax losses in certain other jurisdictions for which there were valuation allowances were offset by profits in certain of our foreign tax-paying jurisdictions. In 2007, the benefit for income taxes includes $18,300 for the reversal of deferred income taxes related to the goodwill impairment recorded in our roll covers segment in 2007. In addition, 2007 was impacted by a minimal tax benefit recognition on the change in the fair value of the Company’s interest rate swaps due to the U.S. valuation allowance.

As of December 31, 2008, the Company has pre-tax net operating loss carryforwards for U.S. federal and state income tax purposes of approximately $105,000 that expire on various dates through 2025 and federal tax credits of approximately $1,800 that either expire on various dates or can be carried forward indefinitely. The Company has foreign net operating loss carryforwards of approximately $103,000 that either expire on various dates or can be carried forward indefinitely, approximately half for which the utilization is restricted under current tax sharing agreements.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $231,000 at December 31, 2008. Those earnings are considered to be indefinitely reinvested except for Argentina, Brazil and Mexico. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various jurisdictions. Any withholding taxes incurred would be immaterial and any additional U.S. income tax liability would be offset by net operating loss carryforwards. Determination of the amount of unrecognized deferred income tax liability or withholding taxes is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards and net operating loss carryforwards would be available to reduce some portion of the liability.

The Company adopted FIN 48 on January 1, 2007 and, accordingly, recorded a cumulative effect increase of $3,323 to accumulated deficit, an increase of $627 to income taxes payable and an increase of $2,696 to other long-term liabilities for uncertain tax positions. On January 1, 2007, the Company had $4,126 in unrecognized tax benefits. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $4,831 as of December 31, 2008 and $5,349 as of December 31, 2007. The Company’s unrecognized tax benefits decreased approximately $500 and increased approximately $1,200 during the years ended December 31, 2008 and 2007, respectively. During the next 12 months, the unrecognized tax benefits may decrease up to $1,000 depending on the outcome of expected settlements of foreign audits.

The tax years 1999 through 2008 remain open to examination by the major taxing jurisdictions to which the Company and its subsidiaries are subject. There are currently no U.S. Federal or state audits or examinations underway. The Company is currently concluding an audit relating to its German subsidiaries for tax years 1999 through 2002. There are various minor adjustments proposed for which the Company has established reserves in amounts sufficient to meet any assessment. The Canadian Federal tax authorities contacted the Company in October of 2008 and have initiated an audit of its Canadian companies. The audit is still in the initial information gathering stages and no issues or assessments have been raised. The Company believes that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to its results of operations, financial position or cash flows. The Company further believes that it has made adequate provision for all income tax uncertainties.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2008

A reconciliation of the FIN 48 balances is as follows:

	Year Ended December 31
	2008	2007
Balance as of January 1	$5,349	$4,126
Gross increases—tax positions in prior period	—	363
Gross decreases—related to lapse in statute of limitations	(414)	(347)
Gross increases—tax positions in current period	170	698
Currency effects	(274)	509

Balance at December 31	$4,831	$5,349

The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense and accordingly, the Company recorded approximately $100 and $600 for interest and penalties during the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, the Company had approximately $1,300 and $1,200, respectively, of accrued interest related to uncertain tax positions.

The provision for income taxes differs from the amount computed by applying the U.S. statutory tax rate (35%) to income before income taxes, due to the following:

	Year Ended December 31
	2008	2007	2006
Book income at U.S. 35% statutory rate	$10,674	$(53,395)	$15,539
State income taxes, net of federal benefit	465	(218)	(657)
Foreign tax rate differential	(336)	(3,824)	(1,326)
Dividends, net of foreign tax credits	3,813	4,180	4,350
Change in valuation allowance	(19,543)	11,049	(3,947)
Deferred gain on intercompany transaction	5,570	—	—
Tax rate changes	3,625	(542)	—
Tax credits and refunds	(451)	(1,605)	(2,504)
Goodwill	(2,778)	38,130	(2,825)
Other, net	2,862	3,880	4,477

Total	$3,901	$(2,345)	$13,107

On November 29, 2007, the Company acquired 100% of the common stock of a company which has two subsidiaries in China, one of which is 90% owned, the other is 100% owned. One of the subsidiaries has a partial tax holiday that began in 2006 and will be available until at least 2009. The other subsidiary has a 0% tax rate in 2008 and 2009 and a reduced rate until at least 2012. The benefit of the tax holiday in 2008 and 2007 is immaterial.

In December of 2008, the Company entered into an intercompany transaction transferring ownership of its Australian subsidiary to its Austrian subsidiary. This transaction caused the Company to recognize a US tax gain that was offset by loss carryforwards on its U.S. return. As a result of the transaction, the Company utilized approximately $16 million of U.S. loss carryforwards and will also reduce its future foreign tax liabilities. In January of 2008 the Company also completed an amalgamation (merger) of its two Canadian operating subsidiaries. As a result of the transaction the company will realize the elimination of intercompany debt and reduced administrative and operating costs.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2008

10. Pensions, Other Postretirement and Postemployment Obligations

Pension Plans

The Company has defined benefit pension plans covering substantially all of its U.S. and Canadian employees, and employees of certain subsidiaries in other countries. Benefits are generally based on the employees’ years of service and compensation. These plans are funded in conformity with the funding requirements of applicable government regulations.

The Company also provides additional supplemental retirement benefits to two of its officers and certain other former employees, which have been included in the benefit costs below.

Postretirement Plans

In addition to defined benefit pension plans, the Company sponsors various unfunded defined contribution plans that provide for retirement benefits to employees, some in accordance with local government requirements.

Also, the Company sponsored an unfunded plan that offered the opportunity to obtain health care benefits to a certain group of retired U.S. employees and their covered dependents and beneficiaries. A portion of this plan was contributory, with retiree contributions adjusted periodically, as well as other cost-sharing features, such as deductibles and coinsurance. Eligibility varied according to date of hire, age and length of service. Certain retirees also have a life insurance benefit provided at no cost.

During the third quarter of 2008, the Company made and communicated the following decisions related to certain of its U.S. pension plans, postretirement benefit plans and 401(k) plans:

a)	Freezing benefit pension accruals under its Pension Plan for U.S. Salaried and Non-Union Hourly Employees (the “Pension Plan”) effective December 31, 2008 so that future service beyond December 31, 2008 will no longer be credited under the Pension Plan. Employees who are vested as of December 31, 2008 will be entitled to their benefit earned as of December 31, 2008. Current employees who are not vested as of December 31, 2008 will be entitled to their benefit earned as of December 31, 2008 upon five years of continuous employment from date of hire.

b)	No longer sponsoring or funding, as of December 31, 2008, its U.S. retiree health insurance program under which the Company offered health care benefits to a certain group of retired U.S. employees and their covered dependents and beneficiaries.

c)	Increasing its 401(k) plan match in the United States from 4% of eligible compensation to 6% as of January 1, 2009. Subsequently, after January 1, 2009 the Company announced that it will not implement this increase and instead will eliminate the employer match until further notice.

As a result of the decision to freeze benefits under the Pension Plan and to terminate the sponsorship of its U.S. retiree health insurance program, the Company recorded the following, in accordance with the applicable accounting literature: (i) pre-tax curtailment/settlement gains of $39,968 in its income statement during the quarter ended September 30, 2008, (ii) a decrease in its pension and postretirement liability of $31,951 as of September 30, 2008 and (iii) a charge to Other Comprehensive Income of $8,017. The above amounts also include a loss of $201 as a result of the settlement of one of the Company’s Canadian pension plans.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2008

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

Postemployment Obligations

The Company has postemployment plans in various countries and accounts for these plans in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits. The Company’s postemployment obligations consist primarily of payments to be made to employees upon termination of employment, as defined, and are accrued according to local statutory laws in the respective countries. The Company’s obligation for postemployment benefits amounted to $3,102 and $3,530 as of December 31, 2008 and 2007, respectively.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2008

Benefit Obligations and Plan Assets

A summary of the changes in benefit obligations and plan assets as of December 31, 2008 and 2007 is presented below. The Company has reclassified certain prior year information to be consistent with current year presentation.

	Defined Benefit Plans		Other Postretirement Benefit Plans
	2008	2007	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$132,650	$129,846	$30,063	$39,810
Service cost	5,601	6,858	489	688
Interest cost	6,985	6,478	1,364	2,217
Plan participants’ contributions	133	155	32	246
Amendments	—	—	—	(1,206)
Adjustment to service and interest cost due to change in measurement date	—	1,317	—	714
Actuarial (gain) loss	(5,168)	(9,041)	(3,420)	(9,245)
Currency translation impact	(13,748)	7,864	—	—
Curtailment/settlement (gain) loss	(5,214)	(196)	(25,228)	—
Administrative expenses paid	(87)	(454)	—	—
Benefits paid	(6,742)	(10,177)	(2,417)	(3,161)

Benefit obligation at end of year	$114,410	$132,650	$883	$30,063

Change in plan assets
Fair value of plan assets at beginning of year	$69,536	$59,701	$—	$—
Actual return on plan assets	(14,561)	4,347	—	—
Employer contributions	9,984	13,121	—	—
Plan participants’ contributions	133	155	—	—
Settlements	(1,523)	—	—	—
Administrative expenses paid	(87)	(454)	—	—
Currency translation impact	(9,599)	2,843	—	—
Benefits paid	(6,742)	(10,177)	—	—

Fair value of plan assets at end of year	$47,141	$69,536	$—	$—

Funded status (1)	$(67,269)	$(63,114)	$(883)	$(30,063)

(1)	In accordance with SFAS No. 158, $4,225 and $5,958 of this amount is recorded in accrued expenses as of December 31, 2008 and 2007.

Essentially all of the Company’s pension plans that comprise the pension obligation amounts above, have a projected benefit obligation equal to or in excess of plan assets as of the years ended December 31, 2008 and 2007. The accumulated benefit obligation was $108,951 and $122,050 as of the years ended December 31, 2008 and 2007, respectively.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2008

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	December 31
	2008	2007
Projected benefit obligation	$101,431	$114,441
Accumulated benefit obligation	98,599	107,462
Fair value of plan assets	36,771	54,377

Components of Net Periodic Benefit Cost

	Defined Benefit Plans			Other Postretirement Benefit Plans
	2008	2007	2006	2008	2007	2006
Service cost	$5,601	$6,858	$6,511	$489	$688	$431
Interest cost	6,985	6,478	5,617	1,364	2,217	2,620
Expected return on plan assets	(5,138)	(4,967)	(3,664)	—	—	—
Amortization of prior service cost	106	118	117	(418)	(464)	(464)
Amortization of net (gain) loss	666	909	869	(62)	63	690
Curtailment (gain) loss	(3,451)	(196)	—	(36,517)	—	—

Net periodic benefit cost	$4,769	$9,200	$9,450	$(35,144)	$2,504	$3,277

For defined benefit plans, the estimated net loss and prior service cost to be amortized from accumulated other comprehensive income during 2009 is expected to be $1,242 and $96, respectively. For other postretirement benefit plans, the amortization of net loss from accumulated other comprehensive income is expected to be $5 and the amortization of prior service credit to accumulated other comprehensive income is expected to be $0.

	Defined Benefit Plans		Other Postretirement Benefit Plans
	2008	2007	2008	2007
Additional Information
Change in funded status included in accumulated other comprehensive loss, net of tax	$(19,507)	$(17,728)	N/A	N/A

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	Defined Benefit Plans		Other Postretirement Benefit Plans
	2008	2007	2008	2007
Discount rate	5.79%	5.64%	6.00%	6.25%
Rate of compensation increase	2.82	3.67	—	—

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2008

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:

	Defined Benefit Plans		Other Postretirement Benefit Plans
	2008	2007	2008	2007
Discount rate	5.64%	5.14%	6.25%	5.75%
Expected long-term return on plan assets	7.63	7.67	—	—
Rate of compensation increase	3.67	3.71	—	—

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

Assumed health care cost trend rates at December 31, 2007 are as follows. This information is not applicable for 2008 as the Company is no longer sponsoring or funding this plan as of December 31, 2008.

	2008	2007
Health care cost trend rate assumed for next year	N/A	9%
Rate at which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	5.0%
Year that the rate reaches the ultimate trend rate	N/A	2016

These assumed health care cost trends have a significant impact on the amounts reported for the plan. A change of 1% in the assumed health care cost trend rates would have had the following effect in 2007.

	1% increase			1% decrease
	2008		2007	2008		2007
Effect on total of service and interest cost components	$	N/A	$362	$	N/A	$(418)
Effect on accumulated postretirement benefit obligation		N/A	2,177		N/A	(3,386)

Plan Assets

The percentage of fair value of total plan assets for funded plans are invested as follows:

	Plan Assets at December 31
Asset Category	2008	2007
Marketable equities	58%	71%
Fixed income securities	42	29

Total	100%	100%

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2008

Contributions

The Company expects to make contributions and direct benefit payments of approximately $8,700 (unaudited) under its defined benefit plans in 2009.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Defined Benefit Plans	Other Postretirement Benefit Plans
2009	$6,292	$181
2010	5,676	59
2011	5,889	58
2012	6,059	56
2013	6,506	55
Years 2014–2018	37,642	237

The Company also maintains a funded retirement savings plan for U.S. employees which is qualified under Section 401(k) of the U.S. Internal Revenue Code. The plan allows eligible employees to contribute up to 15% of their compensation (plus catch-up contributions for participants over age 50), with the Company matching 100% of up to the first 4% of employee compensation. The Company eliminated the matching contribution in February 2009. Costs associated with the Plan are charged to the consolidated statements of operations and amounted to $1,169, $1,205 and $1,093 for the years ended December 31, 2008, 2007 and 2006, respectively.

11. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability/ SFAS No. 158 Liability	Change in Value of Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2005	$(21,993)	$(11,313)	$(194)	$(33,500)
Current year change	21,371	(1,712)	284	19,943
Cumulative adjustment for transition to FAS No. 158	—	(6,727)	—	(6,727)

Balance at December 31, 2006	(622)	(19,752)	90	(20,284)
Current year change	30,285	17,228	(90)	47,423
Early adoption of change in measurement date	—	500	—	500

Balance at December 31, 2007	29,663	(2,024)	—	27,639
Current year change	(23,772)	(19,507)	(13,859)	(57,138)

Balance at December 31, 2008	$5,891	$(21,531)	$(13,859)	$(29,499)

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2008

Comprehensive income (loss) for years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
For the Years Ended December 31,
Net income (loss)	$26,596	$(150,212)	$31,288
Foreign currency translation adjustments	(23,765)	30,285	21,371
Minimum pension liability/SFAS No. 158 Liability	(19,514)	17,228	(1,712)
Change in value of derivative instruments	(13,859)	(90)	284

Comprehensive income (loss)	$(30,542)	$(102,789)	$51,231

12. Commitments and Contingencies

Leases

The Company leases office buildings, vehicles, and computer equipment for its worldwide operations. These leases expire at various dates through 2052. Minimum rent is expensed on a straight-line basis over the term of the lease. At December 31, 2008, future minimum rental payments due under noncancelable leases were:

2009	$4,869
2010	3,935
2011	2,460
2012	1,997
2013	1,715
Thereafter	5,769

Total minimum operating lease payments	$20,745

Operating lease rental expense was $6,363, $5,146 and $4,547 during the years ended December 31, 2008, 2007 and 2006, respectively. In November 2008, the Company entered into an agreement to buy out a portion of its remaining lease in North Carolina for $616 and as a result also impaired leasehold improvements of $127, both of which are included in restructuring and impairments expense for the year ended December 31, 2008.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2008

Warranties

The Company offers warranties on certain products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The Company estimates the costs that may be incurred under its warranties and records a liability for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. Changes in the Company’s combined short-term and long-term warranty liabilities during the years ended December 31, 2008 and 2007 are as follows:

Balance at December 31, 2006	$2,969
Warranties provided during period	1,636
Settlements made during period	(1,835)
Changes in liability estimates, including expirations and currency effects	87

Balance at December 31, 2007	2,857
Warranties provided during period	1,979
Settlements made during period	(2,231)
Changes in liability estimates, including expirations and currency effects	(181)

Balance at December 31, 2008	$2,424

Collective Bargaining and Union Agreements

Approximately 72% of the Company’s employees are subject to various collective bargaining agreements or are members of trade unions, predominantly outside of the United States. Approximately 55% of these employees are covered by agreements that expire during 2009.

Legal Proceedings

Stockholder Litigation

On June 7, 2006, a purported class action complaint was filed in the United States District Court for the District of Massachusetts on behalf of a putative class of investors who purchased shares pursuant or traceable to the Company’s initial public offering on or about May 16, 2005 through November 15, 2005 against the Company, its former Chief Executive Officer and its Chief Financial Officer. An amended complaint was filed on November 3, 2006. The complaint as amended concerns the Company’s initial public offering of common stock and alleges violations of Sections 11 and liability under Section 15 of the Securities Act of 1933. The plaintiff seeks rescission rights, attorneys’ fees and other costs and unspecified damages on behalf of a purported class of purchasers of the Company’s common stock “pursuant and/or traceable to the Company’s IPO on or about May 16, 2005 through November 15, 2005.” On November 3, 2008, the Company agreed to a settlement with the plaintiffs, without admitting liability of any kind. On February 25, 2009, the Court entered a judgment granting final approval of the settlement. The settlement amount above the deductible is covered by the Company's Directors and Officers insurance and is not expected to have a material adverse effect on the Company's financial position, results of operations or cash flow. Expenses related to this complaint have been deminimus during 2008.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2008

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

13. Stock-Based Compensation

Effective May 19, 2005 the Company adopted the 2005 Equity Incentive Plan (the 2005 Plan), under which the Board of Directors authorized 2,500,000 shares for grant (subsequently increased to 7,500,000 at the Company’s Annual Meeting of Stockholders on August 6, 2008). The Company has awarded RSUs and common stock under the 2005 Plan and has recorded compensation expense related to RSUs of $1,289, $1,749 and $2,507 for the years ended December 31, 2008, 2007 and 2006, respectively. The Company also recorded compensation expense of $2,986 for the year ended December 31, 2008 related to awards of shares of common stock to eligible participants under the Company’s performance award program for 2008. The underlying shares of common stock were issued in the first quarter of 2009. See Note 17 for subsequent event discussion related to these awards.

On January 1, 2006, the Company adopted SFAS No. 123R and the modified prospective method permitted under SFAS No. 123R. Under this transition method, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, compensation expense is recognized on all share-based payments granted prior to, but not yet vested, as of December 31, 2005 and for share-based payments granted subsequent to December 31, 2005. As a result of adopting SFAS 123R on January 1, 2006, the Company has used the straight-line attribution method to recognize expense for RSUs granted after December 31, 2005. The Company used the graded attribution method to recognize expense for all RSUs granted prior to the adoption of SFAS No. 123R.

Summary of Activity Under the 2005 Plan

During 2005, 424,683 time-based RSUs and 801,843 performance-based RSUs were granted to officers and employees of the Company. Non-employee directors were also granted 12,500 RSUs during 2005. Each RSU represents one share of common stock.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2008

To earn common stock under time-based RSUs granted in 2005, generally the grantee must have been employed by the Company through the applicable vesting date, which occurred annually on May 19, 2006, 2007 and 2008. The underlying shares were issued to the grantee following the applicable vesting dates, net of shares withheld to satisfy minimum tax withholding requirements. Accordingly, during the years ended December 31, 2006, 2007 and 2008, the following shares of common stock were issued, net of shares that were withheld from issuance in connection with minimum tax withholding requirements related to the issuance of such shares to the recipients:

	2008	2007	2006
RSUs that vested	193,728	117,116	112,666
Less: Shares withheld from issuance for tax withholding purposes	(62,303)	(35,140)	(38,097)

Common stock issued underlying such RSUs	131,425	81,976	74,569

To earn common stock under performance-based RSUs granted in 2005, generally defined shareholder return targets must be met over the four years following the completion of the Company’s initial public offering on May 19, 2005 and the grantee must be employed by the Company through May 19, 2009. Awards to non-employee directors vest immediately under the 2005 Plan and the underlying shares will be issued to the director upon termination of service as a member of the Board or a change in control, as defined in the 2005 Plan. Annually during 2005, 2006 and 2007, the non-employee directors were granted 12,500 RSUs in the aggregate. In July 2008, they also were granted 48,820 RSUs in the aggregate. On November 30, 2008, three members of the Board retired, which resulted in an aggregate issuance of 81,351 shares of common stock to them underlying their vested RSUs.

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

Certain time-based RSUs and all non-employee director RSUs automatically adjust to reflect awards of additional RSUs upon payment of dividends by the Company. Outstanding RSUs that were awarded in connection with the payment of dividends are included in the table below. During 2007, 9,190 additional time-

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2008

based RSUs and 2,808 additional non-employee director RSUs were issued in connection with the payments of dividends that occurred in 2007. These dividend RSUs were charged to accumulated deficit, in accordance with SFAS No. 123R.

On January 3, 2008, the Compensation Committee of the Company’s Board of Directors approved 433,000 performance-based RSU awards (based on shareholder return targets) and 433,000 time-based RSU awards for certain of the Company’s officers under the 2005 Plan, which were made contingent upon the approval by the Company’s stockholders at or before the Company’s 2008 annual meeting of stockholders of an amendment to the Company’s 2005 Plan to increase the aggregate number of shares of common stock that may be delivered under or in satisfaction of awards under such plan from 2,500,000 to 5,000,000. On August 6, 2008, at the Company’s 2008 annual meeting of stockholders, the stockholders approved an amendment to the Company’s 2005 Plan to increase the aggregate number of shares of common stock that may be delivered under or in satisfaction of awards under such plan from 2,500,000 to 7,500,000. The shareholder return based awards will generally only vest if the share price of the Company’s common stock plus dividends paid on the common stock from January 3, 2008 satisfies annual targets that the Compensation Committee has established in respect of the three years following January 3, 2008 and the named officer continues to be employed with the Company through January 3, 2011. The shareholder return based restricted stock units may also vest, in whole or in part, if a change of control (as defined in the awards) occurs and shareholder return based requirements have previously been satisfied or are satisfied based on the transaction price. The time-based restricted stock unit awards are scheduled to vest completely, in nearly equal installments on the first, second, and third anniversaries of January 3, 2008 provided that the named officer continues to be employed by the Company on such dates. Dividends, if any, on such time based restricted stock units will be paid at the same rate as dividends on the Company’s common stock, but only in the form of additional restricted stock units. The time based restricted stock units may also vest, in whole or in part, in connection with a change of control (as defined in the awards) and/or termination of employment under the circumstances set forth in the restricted stock unit awards, under which 14,493 shares of common stock underlying 21,722 time-based RSUs were issued during 2008; the remaining 7,229 shares underlying the RSUs withheld from issuance in connection with minimum tax withholding requirements related to the issuance of such shares to the recipients.

The Company also granted time-based restricted stock unit awards to its new chief executive officer with respect to 75,000 shares on February 26, 2008 and 37,500 shares on June 13, 2008. These awards are scheduled to vest completely, in nearly equal installments on the first, second, and third anniversaries of January 3, 2008 and June 13, 2008, respectively, provided that the Company’s chief executive officer continues to be employed by the Company on such dates. Additionally, on June 13, 2008, the Company granted a time-based restricted stock unit award to certain of its executive officers with respect to an aggregate 60,000 shares, which are scheduled to vest on the third anniversary of June 13, 2008, provided that the named officers continue to be employed by the Company on that date. During 2008, the Company granted to certain employees 55,175 time-based restricted stock units that vest equally in annual installments from the grant date over a period of three to four years.

Certain time-based RSUs and all non-employee director RSUs automatically adjust to reflect awards of additional RSUs upon payment of dividends by the Company. During 2008, no RSUs were awarded in connection with the payment of dividends as no dividends were declared by the Company during any of those quarters.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2008

A summary of RSUs outstanding as of December 31, 2008 and their vesting dates is as follows:

	Vesting Dates	Number of RSUs
Time-based RSUs granted May 19, 2005	Final tranche vested May 19, 2008	—

Time-based RSUs granted February 26, 2008	Annually in equal installments on January 3, 2009, January 3, 2010 and January 3, 2011	75,000

Time-based RSUs granted June 13, 2008	With respect to 37,500 RSUs—annually in equal installments on June 13, 2009, June 13, 2010 and June 13, 2011; with respect to 60,000 RSUs—June 13, 2011	97,500

Time-based RSUs granted August 6, 2008 (contingently awarded on January 3, 2008)	Annually in equal installments on January 3, 2009, January 3, 2010 and January 3, 2011	186,000

Time-based RSUs granted during various dates in 2008	Annually in equal installments over three or four years, as applicable.	55,175

Performance-based RSUs granted May 19, 2005 (based on shareholder return targets)	May 19, 2009, assuming performance criteria are achieved	269,171

Performance-based RSUs granted March 29, 2007 (based on Adjusted EBITDA target)	The performance criteria were not satisfied and these RSUs became available for future issuance on April 8, 2008, the day the Company filed its 2007 Annual Report on Form 10-K.	—

Performance-based RSUs granted May 16, 2007 (based on shareholder return targets)	May 16, 2011, assuming performance criteria are achieved	453,200

Performance-based RSUs granted August 6, 2008 (based on shareholder return targets) (contingently awarded on January 3, 2008)	January 3, 2011, assuming performance criteria are achieved	186,000

Non-employee directors’ RSUs	Date of grant	36,539

Total RSUs outstanding		1,358,585

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2008

RSU activity during the year ended December 31, 2008, is presented below.

	Number of RSUs	Price Range of Grant-Date Fair Value Per RSU	Weighted Average Grant-Date Fair Value Price Per RSU
Outstanding, December 31, 2007	1,975,162	$4.59 – 12.01	$9.58
Granted	1,169,039	1.19 – 5.40	5.15
Forfeited	(1,488,815)	5.40 – 11.66	8.09
Issued or withheld for tax withholding purposes	(296,801)	1.19 – 11.66	9.11

Outstanding, December 31, 2008	1,358,585	$ 3.77 – 12.01	$7.50

Vested, December 31, 2008 (1)	36,539	$3.77 – 12.01	$6.42

(1)	Vested RSUs at December 31, 2008 consist entirely of non-employee director RSUs. The common stock underlying these RSUs will be issued to the directors upon termination of their service as members of the Board and/or a change in control, as defined in the 2005 Plan. The total grant-date fair value of such non-employee directors RSUs that vested during the year ended December 31, 2008 was $216.

See Note 17 for subsequent events related to stock-based compensation awards.

Assumptions

Under SFAS No. 123R, the Company uses the following assumptions in determining compensation expense:

Grant-Date Fair Value

The Company calculates the grant-date fair value of time-based RSUs and non-employee directors’ RSUs based on the closing price of the Company’s common stock on the date of grant.

For the performance-based RSUs granted in 2008, 2007 and 2005 (none granted in 2006), the Company calculated the grant-date fair value of performance-based RSUs by using a Monte Carlo pricing model and the following assumptions:

	For Performance- Based RSUs Granted August 6, 2008 (contingently awarded January 3, 2008)	For Performance-Based RSUs Granted May 16, 2007	For Performance-Based RSUs Granted May 19, 2005
Expected term	Three years	Four years	Four years
Expected volatility	44%	39%	37%
Expected dividends	None	$0.45 per year ($0.1125 per quarter)	$0.90 per year ($0.225 per quarter)
Risk-free interest rate	2.64%	4.32%	3.73%

(i) Expected term. Performance-based RSUs expire three years after the date grant date for the 2008 awards and four years after the grant date for the 2007 and 2005 awards.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2008

(ii) Expected volatility. The Company is responsible for estimating the volatility of the price of its common stock and has considered a number of factors, including third party estimates, to determine its expected volatility. For the 2008, 2007 and 2005 awards, the Company performed a peer group analysis of historical and implied volatility measures rather than using its own historical volatility because it had been a public company for a relatively short period of time (i.e. since its initial public offering on May 19, 2005). Based upon the peer group analysis, the Company determined to use a 44%, 39% and 37% volatility assumption for performance-based RSUs granted in 2008, 2007 and 2005, respectively, which is the midpoint of the range developed by looking at the peer group.

(iii) Expected dividends. Based on the Company’s dividend policy in place at the time of the performance-based RSU rants on May 19, 2005, an assumed continuation of quarterly dividends at the rate of $0.225 per share of common stock was used for the purposes of the application of the Monte Carlo pricing model. On May 2, 2007, the Company modified its credit agreement to limit the amount of any quarterly dividends payable on its common stock to not more than $0.1125 per share. Accordingly, for the performance-based RSUs that were granted on May 16, 2007, the Company assumed continuation of quarterly dividends at the rate of $0.1125 per share of common stock for the purposes of the application of the Monte Carlo pricing model. On May 30, 2008, the Company amended its credit facility. No dividends are permitted to be paid on the Company’s common stock through May 2012, the maturity date of the term loans under the amended senior credit facility. Accordingly no dividends were assumed for the 2008 awards for purposes of the application of the Monte Carlo pricing model.

(iv) Risk-free interest rate. The yield on zero-coupon U.S. Treasury securities for the period that is commensurate with the expected term assumption (i.e. three years and four years, respectively).

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2008

Forfeitures

As the time-based and performance-based RSUs require continued employment up to the time of vesting, the amount of stock-based compensation recognized during a period is required to include an estimate of forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is related to employee attrition and based on a historical analysis of its employee turnover. This analysis is re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will be only for those shares that meet the requirements of continued employment up to the time of vesting. The Company revised its forfeiture estimates during 2008 and as of December 31, 2008 the following forfeiture rates are estimated:

Description of Award	Forfeiture Rates
Time-based RSUs granted on various dates in 2008, other than those on August 6, 2008	10%

Time-based RSUs granted on August 6, 2008	55%

Performance-based RSUs granted May 19, 2005 (based on shareholder return targets)	64%

Performance-based RSUs granted May 19, 2007 and August 6, 2008 (based on shareholder return targets)	65%

Non-employee directors’ RSUs	Vest immediately upon grant so no forfeiture rate required.

In accordance with SFAS No. 123R, the cumulative effect of applying the change in estimate retrospectively is recognized in the period of change; accordingly, the Company’s change in forfeiture rate during 2008 resulted in a cumulative decrease to compensation expense of $557.

As of December 31, 2008, there was approximately $2,350 of total unrecognized compensation expense related to unvested share-based awards which is expected to be recognized over a weighted average period of 2.15 years.

14. Dividends and Dividend Reinvestment Plan

On May 2, 2007, the Company modified its credit agreement, to limit the amount of any quarterly dividends payable on its common stock to not more than $0.1125 per share. The Company paid cash dividends of $0.5625 per share and $0.90 per share during the years ended December 31, 2007 and 2006, respectively. Pursuant to participation in the Company’s dividend reinvestment plan described below, a portion of the dividends paid in 2007 were for additional shares of common stock.

In February 2007, the Company established a dividend reinvestment plan (“DRIP”) that allowed shareholders of record to elect to receive all or part the dividends on shares of the Company’s common stock that otherwise would be paid in cash in the form of additional shares of common stock. Pursuant to a letter agreement with the Company dated December 22, 2006, as amended on May 2, 2007, Apax WW Nominees Ltd. and Apax-Xerium APIA LP (collectively the “Apax entities”) agreed that they would have participated in the DRIP through December 31, 2008 at a level such that at a minimum 50% of each dividend otherwise payable in cash on the

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2008

Company’s common stock, including shares not held by Apax entities, was reinvested in the Company’s common stock through the DRIP, provided that the Apax entities are not required to reinvest more than 100% of the cash dividends payable to them with respect to such dividend declaration. In connection with the dividend payments made by the Company in 2007, 2,146,365 shares of the Company’s common stock were issued pursuant to the DRIP. The Apax entities held approximately 54% of the Company’s outstanding common stock as of December 31, 2007 and 2008.

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

During 2007, the Company charged a total of $7,733 for restructuring and impairments-related expense in the Clothing, Rolls and Corporate segments consisting of $3,824, $3,375 and $534, respectively. Restructuring and impairments-related activity in 2007 consisted of the following (i) in March 2007, the Company ceased manufacturing activity at its roll covers manufacturing facility in the United Kingdom and recorded restructuring expenses of $1,398 related thereto during 2007 (The Company had recorded asset impairment charges of $1,700 related to this facility during the fourth quarter of 2006); (ii) in the first quarter of 2007, the Company also initiated the closure of a roll covers manufacturing facility in the U.S. for which restructuring expenses and asset impairments of $593 and $389, respectively, were recorded during 2007; and (iii) during the first quarter of 2007, the Company initiated a program to streamline its operating structure for which restructuring expenses of $5,353 were recorded during 2007.

During 2008, the Company charged a total of $16,968 for restructuring and impairments-related expense in the Clothing, Rolls and Corporate segments consisting of $9,373, $4,541 and $3,054, respectively. During 2008, the Company continued its program of streamlining its operating structure and recorded restructuring expenses of approximately $6,100 in connection therewith. The Company targets restructuring expenses of approximately $5,000 to $6,000 during 2009, primarily related to headcount reductions resulting from the integration of the regional management structure in North America and similar actions in Europe.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2008

In April 2008, the Company announced that it will be closing its rolls manufacturing facility in Sweden and transferring production to certain of the Company’s other rolls manufacturing facilities in Europe. Certain assets at the Sweden facility are being redeployed to the Company’s roll covering plants in China. Also during the second quarter of 2008, the Company announced that it will be closing its rolls facility in Sherbrooke, Canada. This facility was still performing manufacturing operations as of December 31, 2008 and has ceased such operations in early 2009. During 2008, the Company recorded restructuring expenses of approximately $2,800 related to these closures and does not expect to incur significant restructuring expenses related thereto during 2009. Management has evaluated the assets of its business in Sweden and Sherbrooke, Canada for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), and determined that no recognition of impairment loss was required.

On December 1, 2008, the Company committed to a plan to cease production at its Huyck Wangner clothing facility in Geelong, Australia by the end of the first quarter 2009. The Company also discontinued construction of its new Vietnam clothing facility in December 2008. The Company intends to retain a sales and distribution operation in Australia to service customers. The Company also plans to retain the Vietnam facility while it evaluates its long term potential. As a result of these actions, the Company recorded restructuring expenses in the fourth quarter of 2008 of approximately $4,100 and an impairment loss of approximately $3,000 based upon the Company’s evaluation under SFAS No. 144. In addition, the Company is evaluating the future use of equipment located in Australia, and may transfer the equipment to other facilities when economically justified and, if transferred, would record expense to dismantle and move such equipment. Any additional restructuring expenses related to these announcements are expected to be minimal during 2009.

During 2008, the Company also recorded additional asset impairments in the U.S. of approximately $1,000 based upon the Company’s evaluation under SFAS No. 144.

The table below sets forth the significant components and activity in the restructuring program and asset impairments during 2008:

	Balance at December 31 2007	Charges	Write- offs	Currency Effects	Cash Payments	Balance at December 31 2008
Severance	$2,046	$8,804	$—	$(476)	$(4,952)	$5,422
Facility costs	—	4,175	—	50	(1,770)	2,455
Asset impairments	—	3,989	(3,989)	—	—	—

Total	$2,046	$16,968	$(3,989)	$(426)	$(6,722)	$7,877

The table below sets forth the significant components and activity in the restructuring program and asset impairments during 2007:
	Balance at December 31 2006	Charges	Write- offs	Currency Effects	Cash Payments	Balance at December 31 2007
Severance	$949	$7,344	$—	$234	$(6,481)	$2,046
Asset impairments	—	389	(389)	—	—	—

Total	$949	$7,733	$(389)	$234	$(6,481)	$2,046

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2008

The table below sets forth the significant components and activity in the restructuring program and asset impairments during 2006:

	Balance at December 31 2005	Charges	Write- offs	Currency Effects	Cash Payments	Balance at December 31 2006
Severance	$1,615	$2,286	$—	$310	$(3,262)	$949
Facility costs	282	355	—	(114)	(523)	—
Asset impairments	—	2,095	(2,095)	—	—	—

Total	$1,897	$4,736	$(2,095)	$196	$(3,785)	$949

The Company expects to continue to review its business to determine if additional actions can be taken to further improve its cost structure. In light of the Company’s assessment of the impact of the global credit crisis and the potential effect on its customers and its industry, and therefore, on the performance of the Company, additional operating structure improvements and related restructuring expenses are being analyzed.

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

Management evaluates segment performance based on earnings before interest, taxes, depreciation and amortization before allocation of corporate charges. Such measure is then adjusted to exclude items that are of an unusual nature and are not used in measuring segment performance or are not segment specific (“Segment Earnings (Loss)”). The accounting policies of these segments are the same as those described in Accounting Policies in Note 2. Inter-segment net sales and inter-segment eliminations are not material for any of the periods presented.

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

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2008

Summarized financial information for the Company’s reportable segments is presented in the tables that follow for each of the three years in the period ended December 31, 2008.

	Clothing	Roll Covers	Corporate	Eliminations	Total
2008:
Net sales	$413,236	$224,903	$—	$—	$638,139
Depreciation and amortization (1)	32,155	13,501	272	—	45,928
Segment Earnings (Loss)	114,129	55,617	(11,859)	—
Total assets	542,857	337,024	809,445	(877,754)	811,572
Capital expenditures	28,492	10,143	393	—	39,028
2007:
Net sales	$408,130	$207,296	$—	$—	$615,426
Depreciation and amortization (1)	30,719	14,548	273	—	45,540
Segment Earnings (Loss)	103,685	53,815	(12,411)	—
Total assets	601,752	307,559	833,688	(851,558)	891,441
Capital expenditures	33,728	13,927	204	—	47,859
2006:
Net sales	$387,449	$213,990	$—	$—	$601,439
Depreciation and amortization (1)	30,679	14,549	164	—	45,392
Segment Earnings (Loss)	97,786	55,378	(15,038)	—
Total assets	552,787	451,350	770,473	(783,884)	990,726
Capital expenditures	19,327	12,437	692	—	32,456

(1)	Depreciation and amortization excludes amortization of financing costs of $4,670, $3,676, and $3,726 for 2008, 2007 and 2006, respectively.

Provided below is a reconciliation of Segment Earnings (Loss) to income before provision for income taxes for each of the three years in the period ended December 31, 2008:

	2008	2007	2006
Segment Earnings (Loss):
Clothing	$114,129	$103,685	$97,786
Roll Covers	55,617	53,815	55,378
Corporate	(11,859)	(12,411)	(15,038)
Non-cash compensation and related expenses	(2,009)	(1,749)	(2,507)
Net interest expense	(58,504)	(53,126)	(40,016)
Depreciation and amortization (2)	(45,928)	(45,540)	(45,392)
Restructuring and impairments expenses	(16,968)	(7,733)	(4,736)
Unrealized foreign exchange gain (loss) on revaluation of debt	1,985	(4,198)	(964)
Expenses related to debt or equity financing	(5,966)	—	(116)
Goodwill impairment	—	(185,300)	—

Income (loss) before provision (benefit) for income taxes	$30,497	$(152,557)	$44,395

(2)	Excludes amortization of deferred finance costs that are charged to interest expense.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2008

Information concerning principal geographic areas is set forth below. Net sales amounts are by geographic area of product destination. Net sales amounts are for the years ended December 31 and property, plant and equipment amounts are as of December 31.

	North America	Europe	Asia- Pacific	Other	Total
2008:
Net sales (3)	$227,337	$237,054	$99,456	$74,292	$638,139
Property, plant and equipment (4)	115,117	176,738	46,264	46,471	384,590
2007:
Net sales (3)	$234,517	$228,372	$86,459	$66,078	$615,426
Property, plant and equipment (4)	129,541	196,646	42,261	53,022	421,470
2006:
Net sales (3)	$245,192	$216,412	$79,105	$60,730	$601,439
Property, plant and equipment (4)	120,014	183,625	31,293	40,247	375,179

(3)	Included in North America are net sales in the United States of $168,999, $170,005 and $180,646 for 2008, 2007 and 2006, respectively.
(4)	Included in North America are property, plant and equipment in the United States of $82,025, $86,780 and $84,798 as of December 31, 2008, 2007 and 2006, respectively. Included in Europe is property, plant and equipment in Germany of $79,630, $88,014 and $78,896 as of December 31, 2008, 2007 and 2006, respectively.

17. Subsequent Events

Stock-Based Compensation

Certain Material Equity Awards

On March 10, 2009, in accordance with the employment agreement between the Company and Mr. Stephen Light, the Company’s Chairman, President and Chief Executive Officer, the Compensation Committee of the Company's Board of Directors approved RSU grants to Mr. Light as follows: (i) 341,761 time-based RSUs; (ii) 605,209 time-based RSUs that are contingent on shareholder approval of an increase in the maximum number of shares that may be granted as stock awards to any one person in any calendar year under the 2005 Plan; and (iii) 946,969 performance-based RSUs that are contingent on shareholder approval of the same increase. Mr. Light’s employment agreement provides that he was to have been granted RSUs having a fair market value of $1,250 on January 1, 2009, or 1,893,939 RSUs, and that half of these are to vest based on his service over time while the other half vest based on the Company's performance. The 2005 Plan imposes a limit on the maximum number of shares that may be granted as stock awards to any one person in any calendar year. Those of the RSUs being granted to Mr. Light that are in excess of that limit have been granted contingent on shareholder approval of an amendment to the 2005 Plan that will increase the limit to enable these grants.

On March 10, 2009, the Company’s Board of Directors approved the issuance of 4,034,819 shares of common stock to eligible participants under the Company’s performance award program for 2008. After withholding shares of common stock to satisfy minimum tax withholding requirements, a net number of 2,564,111 shares was issued to the eligible participants on March 11, 2009.

XERIUM TECHNOLOGIES, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(dollars in thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Classification	Balance at Beginning of Year	Charged to Cost and Expense	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year
For the year-ended December 31, 2008:
Allowance for doubtful accounts	$5,367	$11,397	$(441)	$(1,386)	$14,937
For the year-ended December 31, 2007:
Allowance for doubtful accounts	$4,220	$1,740	$530	$(1,123)	$5,367
For the year-ended December 31, 2006:
Allowance for doubtful accounts	$2,277	$2,055	$203	$(315)	$4,220
ALLOWANCE FOR SALES RETURNS
Classification	Balance at Beginning of Year	Charged to Revenue	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year
For the year-ended December 31, 2008:
Allowance for sales returns	$7,586	$7,782	$(805)	$(8,038)	$6,525
For the year-ended December 31, 2007:
Allowance for sales returns	$5,448	$6,195	$593	$(4,650)	$7,586
For the year-ended December 31, 2006:
Allowance for sales returns	$5,510	$6,025	$398	$(6,485)	$5,448
ALLOWANCE FOR CUSTOMER REBATES
Classification	Balance at Beginning of Year	Charged to Revenue	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year
For the year-ended December 31, 2008:
Allowance for customer rebates	$2,002	$1,133	$(118)	$(1,397)	$1,620
For the year-ended December 31, 2007:
Allowance for customer rebates	$2,389	$2,263	$219	$(2,869)	$2,002
For the year-ended December 31, 2006:
Allowance for customer rebates	$2,036	$2,060	$178	$(1,885)	$2,389

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of Xerium Technologies, Inc.

3.2(1)	Amended and Restated By-Laws of Xerium Technologies, Inc.

4.1(1)	Registration Rights Agreement by and among Xerium Technologies, Inc. and certain of its investors.

4.2(2)	Form of Stock Certificate for Common Stock, incorporated by reference to Exhibit 4.2 to Xerium Technologies, Inc.’s Registration Statement on Form S-1/A filed on May 3, 2005, Registration Number 333-114703.

4.3(9)	Dividend Reinvestment Plan, incorporated by reference to 8-K filed February 20, 2007.

10.1(1)	Credit Agreement, dated as of May 18, 2005 among Xerium Technologies, Inc. and certain financial institutions as the Lenders.

10.2(1)+	Employment Agreement with Thomas Gutierrez.

10.3(1)+	Employment Agreement with Michael O’Donnell.

10.4(1)+	Employment Agreement with Josef Mayer and supplemental Agreement.

10.5(30)+	2005 Equity Incentive Plan.

10.6(4)+	Xerium Technologies, Inc. 2006 Cash Incentive Bonus Plan.

10.7(2)+	Form of 2005 Performance-Based Restricted Stock Units Agreement for Executive Officers.

10.8(31)+	Form of 2005 Time-Based Restricted Stock Units Agreement for Executive Officers.

10.9(32)+	Form of Restricted Stock Units Agreement for Directors.

10.10(3)	Amendment No. 1 to Credit Agreement, dated as of February 8, 2006, among Xerium Technologies, Inc. and certain financial institutions as the Lenders.

10.11(4)+	Form of 2007 Corporate Award for Executive Officers under the Xerium Technologies, Inc. 2006 Cash Incentive Bonus Plan.

10.12(5)+	Supplemental Agreement No. 3 to Managing Director Service Contract between Xerium Germany Holding GmbH and Josef Mayer dated July 26, 2006.

10.13(6)+	Amended and Restated Service Contract with John Badrinas.

10.14(7)	Amendment No. 2 to Credit Agreement, dated as of December 22, 2006, among Xerium Technologies, Inc. and certain financial institutions as the Lenders.

10.15(8)	Letter Agreement, dated as of December 22, 2006, by and among Xerium Technologies, Inc., Apax WWW Nominees Ltd. AE4, Apax WW Nominees Ltd. and Apax Xerium APIA LP.

10.16(11)+	Form of Performance Based Restricted Stock Units Agreement (based upon a 2007 performance metric) under the 2005 Equity Incentive Plan.

10.17(12)	Amendment No. 3 to Credit Agreement, dated as of May 2, 2007, among Xerium Technologies, Inc. and certain financial institutions as the Lenders.

10.18(13)	Letter Agreement, dated as of May 2, 2007, by and among Xerium Technologies, Inc., Apax WWW Nominees Ltd. AE4, Apax WW Nominees Ltd. and Apax Xerium APIA LP.

10.19(14)+	Form of 2007 Shareholder Return Based Restricted Stock Units Agreement under the 2005 Equity Incentive Plan.

Exhibit Number	Description of Exhibit

10.20(15)+	Form of 2008 Shareholder Return Based Restricted Stock Units Agreement under the 2005 Equity Incentive Plan.

10.21(16)+	Form of 2008 Time-Based Restricted Stock Units Agreement under the 2005 Equity Incentive Plan.

10.22(17)+	Employment Agreement with Stephen R. Light.

10.23(18)+	Amendment No. 1 to Employment Agreement between Xerium Technologies, Inc. and Michael O’Donnell dated February 11, 2008.

10.24(25)+	Amendment No. 1 to Employment Agreement with Stephen R. Light.

10.25(26)+	2008 Time-Based Restricted Stock Units Agreement with Stephen R. Light.

10.26(27)+	Amended and Restated Service Contract with Peter Williamson.

10.27(28)+	Description of Compensation for Non-Management Directors.

10.28(29)	Amendment No. 4 and Waiver to Credit Agreement, dated as of April 8, 2008, among Xerium Technologies, Inc. and certain financial institutions as the Lenders.

10.29(19)+	Amendment No. 1 to the 2005 Equity Incentive Plan.

10.30(20)+	Amendment No. 2 to the 2005 Equity Incentive Plan.

10.31(21)+	Performance Criteria Terms for Performance-Based Awards Under the 2005 Equity Incentive Plan.

10.32(22)+	Amendment No. 5, dated as of May 30, 2008, to the Credit Agreement.

10.33(23)+	Letter Agreement , dated August 13, 2008, with Thomas Gutierrez.

10.34(24)+	Form of Independent Director Indemnification Agreement entered into between the Registrant and the Registrant’s independent directors.

10.35(33)+	Xerium Technologies, Inc. Performance Award Program for 2008.

10.36(33)+	Amended and Restated Employment Agreement with David Pretty.

10.37(33)+	Employment Agreement with Thomas C. Johnson.

21.1(33)	Subsidiaries of the Registrant.

23.1(33)	Consent of Ernst & Young LLP.

31.1(33)	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(33)	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(33)	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(33)	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2005 filed on June 23, 2005.
(2)	Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1/A filed on May 3, 2005, Registration Number 333-114703.
(3)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2006, and incorporated herein by reference.
(4)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 30, 2007, and incorporated herein by reference.
(5)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 27, 2006, and incorporated herein by reference.

(6)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2007, and incorporated herein by reference.
(7)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2006, and incorporated herein by reference.
(8)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 22, 2006, and incorporated herein by reference.
(9)	Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on February 20, 2007, and incorporated herein by reference.
(11)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 30, 2007, and incorporated herein by reference.
(12)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 2, 2007, and incorporated herein by reference.
(13)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 2, 2007, and incorporated herein by reference.
(14)	Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 2, 2007, and incorporated herein by reference.
(15)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2008, and incorporated herein by reference.
(16)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 7, 2008, and incorporated herein by reference.
(17)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 12, 2008, and incorporated herein by reference.
(18)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 12, 2008, and incorporated herein by reference.
(19)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2008, and incorporated herein by reference.
(20)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 11, 2008, and incorporated herein by reference.
(21)	Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 11, 2008, and incorporated herein by reference.
(22)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2008, and incorporated herein by reference.
(23)	Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2008, and incorporated herein by reference.
(24)	Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2008, and incorporated herein by reference.
(25)	Filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed on April 8, 2008, and incorporated herein by reference.
(26)	Filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed on April 8, 2008, and incorporated herein by reference.
(27)	Filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed on April 8, 2008, and incorporated herein by reference.
(28)	Filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on April 8, 2008, and incorporated herein by reference.
(29)	Filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed on April 8, 2008, and incorporated herein by reference.
(30)	Incorporated by reference to Exhibit 10.7 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2005 filed on June 23, 2005.
(31)	Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A filed on May 3, 2005, Registration Number 333-114703.
(32)	Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/A filed on May 3, 2005, Registration Number 333-114703.
(33)	Filed herewith.
+	Management contract or compensatory arrangement or plan.