Form 10-Q
period 2009-03-31
XERIUM TECHNOLOGIES INC
filed 2009-05-07
CIK 1287151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2009

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Transition Period from              to

Commission File Number 001-32498

Xerium Technologies, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	42-1558674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8537 Six Forks Road Suite 300 Raleigh, North Carolina	27615
(Address of principal executive offices)	(Zip Code)

(919) 556-7235

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of May 1, 2009 was 48,885,248.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Xerium Technologies, Inc.

Condensed Consolidated Balance Sheets—(Unaudited)

(dollars in thousands, except per share data)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$27,498	$34,733
Accounts receivable (net of allowance for doubtful accounts of $12,817 at March 31, 2009 and $14,937 at December 31, 2008)	76,649	94,049
Inventories	84,565	85,543
Prepaid expenses	4,130	4,844
Other current assets	16,606	14,938

Total current assets	209,448	234,107
Property and equipment, net	366,236	384,590
Goodwill	151,038	155,205
Intangible assets	29,678	32,129
Other assets	4,567	5,541

Total assets	$760,967	$811,572

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$28,000	$—
Accounts payable	35,184	53,076
Accrued expenses	77,155	83,139
Current maturities of long-term debt	23,740	39,687

Total current liabilities	164,079	175,902
Long-term debt, net of current maturities	557,596	577,270
Deferred and long-term taxes	10,900	13,358
Pension, other postretirement and postemployment obligations	63,621	67,029
Other long-term liabilities	4,885	5,594
Commitments and contingencies
Stockholders’ deficit
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares outstanding as of March 31, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 48,876,182 and 46,257,772 shares outstanding as of March 31, 2009 and December 31, 2008, respectively	489	463
Paid-in capital	219,690	220,370
Accumulated deficit	(228,363)	(218,915)
Accumulated other comprehensive loss	(31,930)	(29,499)

Total stockholders’ deficit	(40,114)	(27,581)

Total liabilities and stockholders’ deficit	$760,967	$811,572

See accompanying notes.

Xerium Technologies, Inc.

Condensed Consolidated Statements of Operations—(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Net sales	$116,503	$158,987
Costs and expenses:
Cost of products sold	72,211	95,655
Selling	16,508	20,465
General and administrative	13,208	18,690
Restructuring and impairments	114	532
Research and development	2,720	3,003

	104,761	138,345

Income from operations	11,742	20,642
Interest expense	(16,314)	(25,415)
Interest income	357	194
Foreign exchange gain (loss)	(1,341)	3,509

Loss before provision for income taxes	(5,556)	(1,070)
Provision for income taxes	3,892	3,639

Net loss	$(9,448)	$(4,709)

Net loss per share:
Basic and diluted	$(0.19)	$(0.10)

Shares used in computing net loss per share:
Basic and diluted	48,863,512	46,048,667

See accompanying notes.

Xerium Technologies, Inc.

Condensed Consolidated Statements of Cash Flows—(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2009	2008
Operating activities
Net loss	$(9,448)	$(4,709)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	161	471
Depreciation	9,205	10,889
Amortization of intangibles	583	1,114
Deferred financing cost amortization	1,536	1,095
Unrealized foreign exchange gain on revaluation of debt	(482)	(1,985)
Deferred taxes	633	(761)
Gain on disposition of property and equipment	(1,233)	—
Change in the fair value of interest rate swaps	398	12,156
Provision for bad debt expense	(1,634)	108
Change in assets and liabilities which provided (used) cash:
Accounts receivable	16,354	5,500
Inventories	(1,909)	(537)
Prepaid expenses	567	1,317
Other current assets	(34)	(2,170)
Accounts payable and accrued expenses	(21,292)	7,547
Deferred and other long term liabilities	(1,247)	(261)

Net cash (used in) provided by operating activities	(7,842)	29,774

Investing activities
Capital expenditures, gross	(6,983)	(12,103)
Proceeds from disposals of property and equipment	1,924	(33)

Net cash used in investing activities	(5,059)	(12,136)

Financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	28,000	(837)
Principal payments on debt	(21,547)	(11,204)
Other	—	(108)

Net cash provided by (used in) financing activities	6,453	(12,149)

Effect of exchange rate changes on cash flows	(787)	1,313

Net (decrease) increase in cash	(7,235)	6,802
Cash and cash equivalents at beginning of period	34,733	24,218

Cash and cash equivalents at end of period	$27,498	$31,020

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements at March 31, 2009 and for the three months ended March 31, 2009 and 2008 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2008 as reported on Form 10-K filed on March 12, 2009.

3. Accounting Policies

Derivatives and Hedging

On January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of FASB Statement No. 133 (“SFAS No. 133”) with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

3. Accounting Policies—(continued)

Derivatives and Hedging—(continued)

As required by SFAS No. 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under SFAS No. 133.

Goodwill

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 requires that goodwill and intangible assets that have indefinite lives not be amortized but, instead, must be tested at least annually for impairment or whenever events or business conditions warrant. As a result of the tests as of December 31, 2008, the Company determined that no goodwill impairment exists. At March 31, 2009, the Company evaluated goodwill and intangible assets for impairment indicators and determined that no impairment exists.

Net Loss Per Common Share

Net loss per common share has been computed and presented pursuant to the provisions of SFAS No. 128, Earnings per Share (“SFAS No. 128”). Net loss per share is based on the weighted-average number of shares outstanding during the period. As of March 31, 2009 and 2008, the Company had outstanding restricted stock units (“RSUs”) (see Note 14). For the three months ended March 31, 2009 and 2008, respectively, the Company excluded the dilutive impact of potential future issuances of common stock underlying the Company’s RSUs from the calculation of diluted average shares outstanding because their effect would have been antidilutive as the Company had a net loss for those periods.

The following table sets forth the computation of basic and diluted earnings weighted average shares:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Weighted-average common shares outstanding—basic	48,863,512	46,048,667
Dilutive effect of stock-based compensation awards outstanding	—	—

Weighted-average common shares outstanding—diluted	48,863,512	46,048,667

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

3. Accounting Policies—(continued)

New Accounting Standards

Effective January 1, 2008, the Company partially adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for measuring its derivative assets and liabilities. See further discussion at Note 4 “Derivatives and Hedging”. Financial Accounting Standards Board (FASB) Staff Position SFAS No. 157-2, Effective Date of FASB Statement No. 157, permits the Company to defer the recognition and measurement of its nonfinancial assets and nonfinancial liabilities until January 1, 2009. At January 1, 2009, the Company did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value.

Effective January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161. See “Derivatives and Hedging” above. The Company’s adoption of SFAS No. 161 did not have a material effect on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141R”). SFAS No. 141R requires that upon initially obtaining control, an acquirer will recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. SFAS No. 141R amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination, either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. On January 1, 2009, the Company adopted SFAS No. 141R, which is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141R had no impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), an amendment of Accounting Research Bulletin (“ARB”) No. 51 (“ARB No. 51”). SFAS No. 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for, and reporting of, transactions between the reporting entity and holders of such noncontrolling interests. On January 1, 2009, the Company adopted SFAS No. 160, which is effective for the first annual reporting period beginning on or after December 15, 2008. SFAS No. 160 is required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively. Since essentially all of the Company’s subsidiaries are 100% owned, the adoption of SFAS No. 160 did not have a significant impact to its financial statements.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

4. Derivatives and Hedging

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known cash amounts, the value of which are determined by interest rates or foreign exchange rates. Specifically, the Company has entered into interest rate swaps to hedge variable interest related to its senior debt and foreign exchange contracts to protect the value of certain assets and obligations.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

Based on interest rates as of March 31, 2009, amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the twelve months ended March 31, 2010, the Company estimates, based on interest rates as of March 31, 2009, that $12,700 will be reclassified as a charge to interest expense. As of March 31, 2009, the Company effectively fixed the variable interest rate on approximately 85% of the term loan portion of the Company’s senior credit facility at 9.74%.

As of March 31, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps – Canadian dollar instruments	2	$49,462
Interest Rate Swaps – Euro instruments	2	$174,111
Interest Rate Swaps – U.S. dollar instruments	2	$261,896

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

4. Derivatives and Hedging—(continued)

Non-designated Hedges of Foreign Exchange Risk

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign exchange rates but do not meet the strict hedge accounting requirements of SFAS No. 133. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

The Company, from time to time, enters into foreign exchange forward contracts to fix currencies at specified rates based on expected future cash flows to protect against the fluctuations in cash flows resulting from sales denominated in foreign currency (cash flow hedges). Additionally, to manage its exposure to fluctuations in foreign currency on intercompany balances and certain purchase commitments, the Company uses foreign exchange forward contracts (fair value hedges).

As of March 31, 2009, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships. The value of these contracts is recognized at fair value based on market exchange forward rates. The change in fair value of these contracts is included in foreign exchange gain/(loss).

Foreign Currency Derivative	Notional Sold	Notional Purchased
Cash flow hedges	$—	$3,259
Fair value hedges	$(35,914)	$45,744

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of March 31, 2009.

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives As of March 31, 2009		Liability Derivatives As of March 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133:
Interest Rate Swaps	Other current assets	$—	Accrued expenses	$16,451

Total derivatives designated as hedging instruments under SFAS 133		$—		$16,451

Derivatives not designated as hedging instruments under SFAS 133:
Foreign Currency Hedges	Other current assets	$1,162	Accrued expenses	$4,763

Total derivatives not designated as hedging instruments under SFAS 133		$1,162		$4,763

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

4. Derivatives and Hedging—(continued)

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three months ended March 31, 2009.

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

for the Three Months Ended March 31, 2009

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion), net of tax	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$(3,156)	Interest expense	$(2,803)	Interest expense	$(398)

Derivatives Not Designated as Hedging Instruments Under SFAS 133	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign Currency Hedges	Foreign exchange gain (loss)	(224)

Total		$(224)

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of March 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $26,604. Included in this amount are certain derivative liabilities of $12,163 that are related to counterparties that are also lenders under the Company’s senior credit facility. Liabilities to these counterparties for derivatives and borrowings made under the senior credit facility are secured by substantially all of the Company’s assets. The Company has not posted any collateral related to other derivative agreements.

Fair Value of Derivatives Under SFAS No. 157

Effective January 1, 2008, the Company adopted SFAS No. 157 for measuring its derivative assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

4. Derivatives and Hedging—(continued)

Fair Value of Derivatives Under SFAS No. 157—(continued)

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of March 31, 2009.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observables Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives	$1,162	$—	$1,162	$—

Total	$1,162	$—	$1,162	$—

Liabilities
Derivatives	$(21,214)	$—	$(21,214)	$—

Total	$(21,214)	$—	$(21,214)	$—

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

5. Inventories

The components of inventories are as follows at:

	March 31, 2009	December 31, 2008
Raw materials	$17,752	$17,357
Work in process	28,190	29,385
Finished units	38,623	38,801

	$84,565	$85,543

6. Debt

As of March 31, 2009, the Company was in compliance with the covenants under its senior credit facility agreement.

The Company was not in compliance with certain financial covenants for the period ended March 31, 2008 under its then existing credit facility and on April 8, 2008 and May 30, 2008, the Company amended its senior credit facility agreement with the lenders thereunder. Under the amended senior credit facility agreement, borrowings under the revolving credit facility and the term loans bear interest at the sum of, as applicable, LIBOR, the Euribor rate or CDOR plus, in each case, the applicable margin. The applicable margin increased from 2.75% to 5.50% through December 31, 2008 with three identified step downs (i.e., to 4.25%, 3.75% and 2.75%) that are contingent upon future improvements in the Company’s credit rating levels beginning January 1, 2009. As a result, as of March 31, 2009, the weighted average interest rate on the effectively fixed portion of the term loan facility was 9.74%, and the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 6.79%.

In March 2009 and 2008, the Company made mandatory debt repayments of approximately $16,100 and $9,400, respectively, based on the difference between its “pre-dividend free cash flow”, as defined in its credit facility agreement, and cash dividends paid in the prior year, multiplied by the applicable percentage. Beginning in 2009, the sum of voluntary and scheduled debt payments made in the previous year is subtracted from this result to determine the mandatory debt repayment. The Company also made scheduled quarterly debt payments of approximately $4,700 and $1,800 during the first quarters of 2009 and 2008, respectively. During the first quarter of 2009, the Company made borrowings under its revolver of $28,000.

7. Income Taxes

The Company utilizes the asset and liability method for accounting for income taxes in accordance with SFAS No. 109. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company reduces the deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Information evaluated includes the Company’s financial position and results of operations for the current and preceding years as well as an evaluation of currently available information about future years. Because of the Company’s accumulated loss position in certain tax jurisdictions (including the United States and Canada) on March 31, 2009, and the uncertainty of profitability in such jurisdictions in future periods, the Company has valuation allowances for deferred tax assets primarily related to net operating loss carryforwards in such jurisdictions.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

7. Income Taxes—(continued)

For the three months ended March 31, 2009 and 2008, the provision for income taxes was $3,892 and $3,639, respectively. The effective tax rate increased for the first quarter of 2009 principally due to the establishment of a valuation allowance in Canada of $2,850 and to actual operating losses incurred by certain of our foreign subsidiaries and those in the U.S. that had established valuation allowances. The effective tax rate increased for the first quarter of 2008 primarily due to (i) minimal tax benefit recognition on the change in the fair value of our interest rate swaps because of our tax loss carryforward position, (ii) increased profitability in certain of our foreign tax-paying subsidiaries and (iii) actual operating losses incurred by certain of our foreign subsidiaries and those in the U.S. that had established valuation allowances.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. As of December 31, 2008, the Company had a gross unrecognized tax benefit of $4,831. During the three months ended March 31, 2009, the Company’s unrecognized tax benefit decreased by approximately $200 based principally on the outcome of a foreign tax audit.

The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense, which were immaterial for the three months ended March 31, 2009 and 2008, respectively. The tax years 2000 through 2008 remain open to examination by the major taxing jurisdictions to which the Company and its subsidiaries are subject.

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

Also, through December 31, 2008, the Company sponsored an unfunded plan that offered the opportunity to obtain health care benefits to a majority of all retired U.S. employees and their covered dependents and beneficiaries. A portion of this plan was contributory, with retiree contributions adjusted periodically. Eligibility varied according to date of hire, age and length of service. As of December 31, 2008, the Company no longer sponsors or funds its U.S. retiree health insurance program. Certain retirees have a life insurance benefit provided at no cost.

Effective December 31, 2008, the Company froze benefit pension accruals under its Pension Plan for U.S. Salaried and Non-Union Hourly Employees (the “Pension Plan”) so that future service beyond December 31, 2008 will not be credited under the Pension Plan. Employees who are vested as of December 31, 2008 will be entitled to their benefit earned as of December 31, 2008. Current employees who were not vested as of December 31, 2008 will be entitled to their benefit earned as of December 31, 2008 upon five years of continuous employment from date of hire.

Additionally, during the first quarter of 2009 the Company suspended its 401(k) plan match in the United States until further notice.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

8. Pensions, Other Postretirement and Postemployment Benefits—(continued)

As required by SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88, and 106, the following tables summarize the components of net periodic benefit cost:

Defined Benefit Plans

	Three Months Ended
	March 31, 2009	March 31, 2008
Service cost	$709	$1,520
Interest cost	1,479	1,690
Expected return on plan assets	(759)	(1,201)
Amortization of prior service cost	21	30
Amortization of net loss	245	133

Net periodic benefit cost	$1,695	$2,172

Other Postretirement Benefit Plans

	Three Months Ended
	March 31, 2009	March 31, 2008
Service cost	$—	$132
Interest cost	9	453
Amortization of prior service cost	—	(140)
Amortization of net loss	(1)	(17)

Net periodic benefit cost	$8	$428

9. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

Comprehensive income(loss) for the periods ended March 31, 2009 and 2008 is as follows:

	Three Months Ended
	March 31, 2009	March 31, 2008
Net loss	$(9,448)	$(4,709)
Foreign currency translation adjustments	(2,451)	5,705
Minimum pension liability/SFAS No. 158 Liability	69	93
Change in value of derivative instruments	(49)	—

Comprehensive income (loss)	$(11,879)	$1,089

The components of accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability/SFAS No. 158 Liability	Change in Value of Derivative Instruments (Note 4)	Accumulated Other Comprehensive Loss
Balance at December 31, 2008	$5,891	$(21,531)	$(13,859)	$(29,499)
Current period change, net of tax	(2,451)	69	(49)	(2,431)

Balance at March 31, 2009	$3,440	$(21,462)	$(13,908)	$(31,930)

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

10. Warranties

The Company offers warranties on certain products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The Company estimates the costs that may be incurred under its warranties and records a liability for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. Changes in the Company’s combined short-term and long-term warranty liabilities during the three months ended March 31, 2009 are as follows:

Balance at December 31, 2008	$2,424
Warranties provided during period	654
Settlements made during period	(419)
Changes in liability estimates, including expirations and currency effects	(339)

Balance at March 31, 2009	$2,320

11. Restructuring and Impairments Expense

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

During the first quarter of 2009, the Company continued its program of streamlining its operating structure and recorded restructuring expenses of approximately $700 in connection therewith. Additionally during 2009, the Company sold its rolls manufacturing facility in Sweden at a gain of approximately $1,200, which was partially offset by approximately $600 of costs incurred to continue with actions related to the closure of manufacturing facilities previously announced prior to the first quarter of 2009. The Company expects to incur restructuring expenses of approximately $4,000 during the remainder of 2009, primarily related to headcount reductions resulting from the integration of the regional management structure in North America and similar actions in Europe.

The table below sets forth for the three months ended March 31, 2009, the significant components and activity under restructuring programs and asset impairments:

	Balance at December 31, 2008	Charges	Write-offs	Currency Effects	Cash Payments	Balance at March 31, 2009
Severance	$5,422	$844	$—	$(5)	$(4,437)	$1,824
Asset impairment	—	—	—	—	—	—
Facility costs and other	2,455	(730)	—	(96)	504	2,133

Total	$7,877	$114	$—	$(101)	$(3,933)	$3,957

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(dollars in thousands, except per share data)

11. Restructuring and Impairments Expense—(continued)

Restructuring and impairments expense by segment, which is not included in Segment Earnings (Loss) in Note 12, is as follows:

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Clothing	$69	$—
Roll Covers	(629)	434
Corporate	674	98

Total	$114	$532

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

Summarized financial information for the Company’s reportable segments is presented in the tables that follow for the three months ended March 31, 2009 and 2008, respectively.

	Clothing	Roll Covers	Corporate	Total
Three Months Ended March 31, 2009:
Net sales	$77,815	$38,688	$—	$116,503
Segment Earnings (Loss)	17,612	7,898	(5,046)

Three Months Ended March 31, 2008:
Net sales	$103,579	$55,408	$—	$158,987
Segment Earnings (Loss)	23,942	13,987	(4,883)

Segment Earnings (Loss) above excludes restructuring and impairments expense.

Provided below is a reconciliation of Segment Earnings (Loss) to loss before provision for income taxes for the three months ended March 31, 2009 and 2008, respectively.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

12. Business Segment Information—(continued)

	Three Months Ended March 31,
	2009	2008
Segment Earnings (Loss):
Clothing	$17,612	$23,942
Roll Covers	7,898	13,987
Corporate	(5,046)	(4,883)
Non-cash compensation and related expenses	(161)	(471)
Net interest expense	(15,957)	(25,221)
Depreciation and amortization	(9,788)	(12,003)
Restructuring and impairments expense	(114)	(532)
Unrealized foreign exchange gain on revaluation of debt	—	1,985
Change in fair value of other derivatives	—	2,126

Loss before provision for income taxes	$(5,556)	$(1,070)

13. Commitments and Contingencies

Stockholder Litigation

On June 7, 2006, a purported class action complaint was filed in the United States District Court for the District of Massachusetts on behalf of a putative class of investors who purchased shares pursuant or traceable to the Company’s initial public offering on or about May 16, 2005 through November 15, 2005 against the Company, its former Chief Executive Officer and its Chief Financial Officer. An amended complaint was filed on November 3, 2006. On November 3, 2008, the Company agreed to a settlement with the plaintiffs, without admitting liability of any kind. On February 25, 2009, the Court entered a judgment granting final approval of the settlement. The settlement amount above the deductible was covered by the Company’s Directors and Officers insurance and did not have a material adverse effect on the Company’s financial position, results of operations or cash flow in 2008 or 2009.

The Company is involved in various legal matters, which have arisen in the ordinary course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its financial position, results of operations or cash flow.

Environmental Matters

During the third quarter of 2008, the Company, while evaluating its facility in Australia, discovered the possibility of contamination at that facility. Subsequently, the Company had a preliminary evaluation performed, which confirmed the existence of contamination and estimated preliminary costs to remediate this facility. Based upon this evaluation, the Company accrued $4,100 in 2008 as its best estimate of the remediation costs it expects to incur.

The Company believes that any additional liability in excess of amounts provided which may result from the resolution of such matters will not have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

14. Stock-Based Compensation

Effective May 19, 2005, the Company adopted the 2005 Equity Incentive Plan (the “2005 Plan”), under which the Board of Directors authorized 2,500,000 shares for grant (subsequently increased to 7,500,000 at the Company’s Annual Meeting of Stockholders on August 6, 2008).

The Company recorded compensation expense of $43 in the first quarter of 2009 related to RSUs awarded in and prior to 2009 and compensation expense of $471 for the three months ended March 31, 2008. The Company also recorded stock based compensation expense of $118 during the first quarter of 2009 related to the value of expected awards for the year ending December 31, 2009 under the Company’s Performance Award Program, which was approved by the Company’s Board of Directors on March 10, 2009.

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

To earn common stock under time-based RSUs granted in 2005, generally the grantee must be employed by the Company through the applicable vesting date, which occurred annually on May 19, 2006, 2007 and 2008. The final tranche of these RSUs vested on May 19, 2008.

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

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

14. Stock-Based Compensation—(continued)

On January 3, 2008, the Compensation Committee of the Company’s Board of Directors approved 433,000 performance-based RSU awards (based on shareholder return targets) and 433,000 time-based RSU awards for certain of the Company’s officers under the 2005 Plan, which were made contingent upon the approval by the Company’s stockholders at or before the Company’s 2008 annual meeting of stockholders of an amendment to the Company’s 2005 Plan to increase the aggregate number of shares of common stock that may be delivered under or in satisfaction of awards under such plan from 2,500,000 to 5,000,000. On August 6, 2008, at the Company’s 2008 annual meeting of stockholders, the stockholders approved an amendment to the Company’s 2005 Plan to increase the aggregate number of shares of common stock that may be delivered under or in satisfaction of awards under such plan from 2,500,000 to 7,500,000. The shareholder return based awards will generally only vest if the share price of the Company’s common stock plus dividends paid on the common stock from January 3, 2008 satisfies annual targets that the Compensation Committee has established in respect of the three years following January 3, 2008 and the named officer continues to be employed with the Company through January 3, 2011. The shareholder return based restricted stock units may also vest, in whole or in part, if a change of control (as defined in the awards) occurs and shareholder return based requirements have previously been satisfied or are satisfied based on the transaction price. The time-based restricted stock unit awards are scheduled to vest completely, in nearly equal installments on the first, second, and third anniversaries of January 3, 2008, provided that the named officer continues to be employed by the Company on such dates. Dividends, if any, on such time based restricted stock units will be paid at the same rate as dividends on the Company’s common stock, but only in the form of additional restricted stock units. The time based restricted stock units may also vest, in whole or in part, in connection with a change of control (as defined in the awards) and/or termination of employment under the circumstances set forth in the restricted stock unit awards. During the first quarter of 2009, 54,299 shares of common stock underlying 87,000 time-based RSUs were issued; the remaining 32,701 shares underlying the RSUs werewithheld from issuance in connection with minimum tax withholding requirements related to the issuance of such shares to the recipients.

On March 10, 2009, in accordance with the employment agreement between the Company and Mr. Stephen Light, the Company’s Chairman, President and Chief Executive Officer, the Compensation Committee of the Company’s Board of Directors approved RSU grants to Mr. Light as follows: (i) 341,761 time-based RSUs; (ii) 605,209 time-based RSUs that are contingent on shareholder approval of an increase in the maximum number of shares that may be granted as stock awards to any one person in any calendar year under the 2005 Plan; and (iii) 946,969 performance-based RSUs that are contingent on shareholder approval of the same increase. Mr. Light’s employment agreement provides that he was to have been granted RSUs having a fair market value of $1,250 on January 1, 2009, or 1,893,939 RSUs, and that half of these are to vest based on his service over time while the other half vest based on the Company’s performance. The 2005 Plan imposes a limit on the maximum number of shares that may be granted as stock awards to any one person in any calendar year. Those of the RSUs being granted to Mr. Light that are in excess of that limit have been granted contingent on shareholder approval of an amendment to the 2005 Plan that will increase the limit to enable these grants. The contingent awards are not considered outstanding until approved by the shareholders.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

14. Stock-Based Compensation—(continued)

On March 10 2009, the Company granted to certain employees 39,000 time-based restricted stock units and 39,000 performance-based restricted stock units. The time-based restricted stock unit awards are scheduled to vest completely, in nearly equal installments on the first and second anniversaries of January 3, 2009, provided that the employee continues to be employed by the Company on such dates. Dividends, if any, on such time based restricted stock units will be paid at the same rate as dividends on the Company’s common stock, but only in the form of additional restricted stock units. The time based restricted stock units may also vest, in whole or in part, in connection with a change of control (as defined in the awards) and/or termination of employment under the circumstances set forth in the restricted stock unit awards. The shareholder return based awards will generally only vest if the share price of the Company’s common stock plus dividends paid on the common stock from January 3, 2009 satisfies annual targets that the Compensation Committee has established in respect of the two years following January 3, 2009 and the named employee continues to be employed with the Company through January 3, 2011. The shareholder return based restricted stock units may also vest, in whole or in part, if a change of control (as defined in the awards) occurs and shareholder return based requirements have previously been satisfied or are satisfied based on the transaction price.

Certain time-based RSUs and all non-employee director RSUs automatically adjust to reflect awards of additional RSUs upon payment of dividends by the Company. During the year ended December 31 2008 and the first quarter of 2009, no RSUs were awarded in connection with the payment of dividends as no dividends were declared by the Company during any of those periods.

RSU activity during the three months ended March 31, 2009 is presented below.

	Number of RSUs(2)	Price Range of Grant- Date Fair Value Price Per RSU	Weighted Average Grant-Date Fair Value Price Per RSU
Outstanding, December 31, 2008	1,358,585	$3.77 -12.01	$7.50
Granted	419,761	0.54 - 0.66	0.64
Forfeited	—	—	—
Issued or withheld for tax withholding purposes	(87,000)	5.40	5.40

Outstanding, March 31, 2009	1,691,346	$0.54 -12.01	$5.91

Vested, March 31, 2009 (1)	36,539	$3.77 -12.01	$6.42

(1)	Vested RSUs at March 31, 2009 consist entirely of non-employee director RSUs. The common stock underlying these RSUs will be issued to the directors upon termination of their service as members of the Board and/or a change in control, as defined in the 2005 Plan.
(2)	Excludes 605,209 time-based RSUs and 946,969 performance-based RSUs awarded to Mr. Light that are contingent on shareholder approval of an increase in the maximum number of shares that may be granted as stock awards to any one person in any calendar year under the 2005 Plan.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

14. Stock-Based Compensation—(continued)

A summary of RSUs outstanding as of March 31, 2009 and their vesting dates is as follows:

	Vesting Dates	Number of RSUs (1)
Time-based RSUs granted February 26, 2008	Annually in equal installments on January 3, 2009, January 3, 2010 and January 3, 2011	50,000

Time-based RSUs granted June 13, 2008	With respect to 37,500 RSUs — annually in equal installments on June 13, 2009, June 13, 2010 and June 13, 2011; with respect to 60,000 RSUs—June 13, 2011	97,500

Time-based RSUs granted August 6, 2008 (contingently awarded on January 3, 2008)	Annually in equal installments on January 3, 2009, January 3, 2010 and January 3, 2011	124,000

Time-based RSUs granted during various dates in 2008	Annually in equal installments over three or four years, as applicable.	55,175

Time-based RSUs granted January 1, 2009	Annually in equal installments on January 1, 2010 and January 1, 2011	341,761

Time-based RSUs granted March 9, 2009	Annually in equal installments on January 1, 2010 and January 1, 2011	39,000

Performance-based RSUs granted May 19, 2005 (based on shareholder return targets)	May 19, 2009, assuming performance criteria are achieved	269,171

Performance-based RSUs granted May 16, 2007 (based on shareholder return targets)	May 16, 2011, assuming performance criteria are achieved	453,200

Performance-based RSUs granted August 6, 2008 (based on shareholder return targets) (contingently awarded on January 3, 2008)	January 3, 2011, assuming performance criteria are achieved	186,000

Performance-based RSUs granted March 9, 2009 (based on shareholder return targets)	January 3, 2011, assuming performance criteria are achieved	39,000

Non-employee directors’ RSUs	Date of grant	36,539

Total RSUs outstanding		1,691,346

(1)	Excludes 605,209 time-based RSUs and 946,969 performance-based RSUs awarded to Mr. Light that are contingent on shareholder approval of an increase in the maximum number of shares that may be granted as stock awards to any one person in any calendar year under the 2005 Plan.

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

For the performance-based RSUs granted in 2008, 2007 and 2005 (none granted in 2006), the Company calculated the grant-date fair value of performance-based RSUs by using a Monte Carlo pricing model and the following assumptions:

	For Performance- Based RSUs Granted August 6, 2008 (contingently awarded January 3, 2008)	For Performance- Based RSUs Granted May 16, 2007	For Performance- Based RSUs Granted May 19, 2005
Expected term	Three years	Four years	Four years
Expected volatility	44%	39%	37%
Expected dividends	None	$0.45 per year ($0.1125 per quarter)	$0.90 per year ($0.225 per quarter)
Risk-free interest rate	2.64%	4.32%	3.73%

(i) Expected term. Performance-based RSUs expire three years after the grant date for the 2008 awards and four years after the grant date for the 2007 and 2005 awards.

(ii) Expected volatility. The Company is responsible for estimating the volatility of the price of its common stock and has considered a number of factors, including third party estimates, to determine its expected volatility. For the 2008, 2007 and 2005 awards, the Company performed a peer group analysis of historical and implied volatility measures rather than using its own historical volatility because it had been a public company for a relatively short period of time (i.e., since its initial public offering on May 19, 2005). Based upon the peer group analysis, the Company determined to use a 44%, 39% and 37% volatility assumption for performance-based RSUs granted in 2008, 2007 and 2005, respectively, which is the midpoint of the range developed by looking at the peer group.

(iii) Expected dividends. Based on the Company’s dividend policy in place at the time of the performance-based RSU grants on May 19, 2005, an assumed continuation of quarterly dividends at the rate of $0.225 per share of common stock was used for the purposes of the application of the Monte Carlo pricing model. On May 2, 2007, the Company modified its credit agreement to limit the amount of any quarterly dividends payable on its common stock to not more than $0.1125 per share. Accordingly, for the performance-based RSUs that were granted on May 16, 2007, the Company assumed continuation of quarterly dividends at the rate of $0.1125 per share of common stock for the purposes of the application of the Monte Carlo pricing model. On May 30, 2008, the Company amended its credit facility. No dividends are permitted to be paid on the Company’s common stock through May 2012, the maturity date of the term loans under the amended senior credit facility. Accordingly no dividends were assumed for the 2008 awards for purposes of the application of the Monte Carlo pricing model.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

14. Stock-Based Compensation—(continued)

Assumptions—(continued)

(iv) Risk-free interest rate. The yield on zero-coupon U.S. Treasury securities for the period that is commensurate with the expected term assumption (i.e., three years and four years, respectively).

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

Forfeitures

As the time-based and performance-based RSUs require continued employment up to the time of vesting, the amount of stock-based compensation recognized during a period is required to include an estimate of forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is related to employee attrition and based on a historical analysis of its employee turnover. This analysis is re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will be only for those shares that meet the requirements of continued employment up to the time of vesting. The Company estimated its forfeiture rates as of March 31, 2009 to be as follows:

Description of Award	Forfeiture Rates
Time-based RSUs granted on various dates in 2008 and in 2009 (and contingently granted on January 1, 2009), other than those on August 6, 2008	10%

Time-based RSUs granted on August 6, 2008	55%

Performance-based RSUs granted May 19, 2005 (based on shareholder return targets)	74%

Performance-based RSUs granted May 19, 2007 (based on shareholder return targets)	65%

Performance-based RSUs granted August 6, 2008 (based on shareholder return targets)	70%

Performance-based RSUs granted in 2009 (and contingently granted on January 1, 2009 (based on shareholder return targets)	10%

Non-employee directors’ RSUs	Vest immediately upon grant so no forfeiture rate required.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

14. Stock-Based Compensation—(continued)

As of March 31, 2009, there was approximately $2,600 of total unrecognized compensation expense related to unvested share-based awards which is expected to be recognized over a weighted average period of 1.9 years.

Certain Material Equity Awards

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

Forward Looking Statements

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated interim financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. The discussion included in this section, as well as other sections of this Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Undue reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance, or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include the following items:

•

we are subject to the risk of weaker economic conditions in the locations around the world where we conduct business, including without limitation the current turmoil in the global paper markets and the impact of the current global economic crisis on the paper industry and our customers;

•

we may be unable to maintain compliance with the restrictive covenants in our credit facility. Our ability to maintain compliance depends on our ability to achieve our financial forecasts, which are based on certain assumptions that may or may not materialize as we expect regarding (i) demand for paper products, (ii) the level of paper production and inventories, (iii) the number of mills producing paper, (iv) the financial health of our customers, (v) the stability of product prices, (vi) the strength of market acceptance of new products, (vii) the absence of dramatic increases in commodity prices, (viii) our ability to maintain hedge accounting for our interest rate swaps, (ix) the beginning of an economic recovery in the global paper market in mid-2009, with the effect of increasing our revenues and profits, (x) the value of the Euro relative to the US dollar increasing from its current level and (xi) our ability to implement planned cost reductions, including postponing deliveries of ordered equipment;

•

our strategies and plans, including, but not limited to, those relating to the decrease in our financial leverage, developing new products and enhancing our operational efficiencies, may not result in the anticipated benefits;

•	we may not achieve compliance with the NYSE continued listing standards;

•	our profitability could be adversely affected by fluctuations in currency exchange and interest rates;

•	we may not be able to develop and market new products successfully;

•	we may not be successful in competing against new technologies developed by competitors;

•	we may have insufficient cash to fund growth and unexpected cash needs after satisfying our debt service obligations due to our high degree of leverage and significant debt service obligations;

•	we may not have sufficient cash to fund our operations; should the current conditions in the global paper market continue or worsen over time;

•

there can be no assurance that in future periods we will be able to assert that the hedge transactions are probable of occurring, and thus there can be no assurance that the interest rate swaps will continue to qualify for hedge accounting;

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

Many of these risks are discussed elsewhere in this Form 10-Q, including in the sections below: “Recent Developments,” “Overview,” “Industry Trends and Outlook,” “Liquidity and Capital Resources” and “Credit Facility.” Other factors that could materially affect actual results, levels of activity, performance, or achievements can be found in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 12, 2009. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise.

Recent Developments

New York Stock Exchange (“NYSE”)

On December 29, 2008, we were notified by the NYSE that we were not in compliance with two NYSE standards for continued listing of our common stock on the exchange because the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading day period, and our average total market capitalization was less than $75 million over the same period and our most recently reported stockholders’ equity was less than $75 million.

On March 27, 2009, we were notified by the NYSE that it has accepted our plan for continued listing on the NYSE. As a result, our common stock will continue to be listed on the NYSE during the compliance period, subject to quarterly reviews by the NYSE to monitor our progress against the plan.

As a result of the NYSE’s acceptance of the plan, we have 18 months from the original notification date of December 29, 2008 in which to regain compliance with the average market capitalization standard, subject to its compliance with the NYSE’s other continued listing requirements. With respect to the $1.00 minimum price standard, we initially had six months from the date of receipt of the notification from the NYSE to bring our share price and average share price over $1.00. However, the NYSE has suspended the $1.00 minimum price requirement through June 30, 2009. Once the NYSE reinstitutes the average share price standard, our six-month compliance period will recommence, and we will have the remainder of the period in which to regain compliance with the standard. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards could result in our common stock being delisted from the NYSE.

Global Economic Environment

Our business is highly dependent upon the paper production industry and the degree to which the paper industry is affected by global economic conditions and the availability of credit. Demand for our products, could continue to decline if paper manufacturers are unable to obtain required financing or if the economic crisis causes additional mill closures or extends current capacity curtailments.

During 2008, especially the latter part of the year, the global paper industry experienced a sharp reduction in production levels, caused by the general slowdown in economic activity and the related paper consumption decline during the same period. The slowdown of production was across all grades of paper production, but most notably in the packaging grades and newsprint. For packaging grades, demand is directly related to broad manufacturing and transportation activity reduction, while newsprint demand has been increasingly declining over a number of years due to the greater prevalence of electronic media, exacerbated in recent months by a reduction in print advertising. One of the results of the recent reduction in demand for paper products is that the inventory of paper at the paper-makers has increased significantly and production slowdowns, curtailments and idling of paper-making machines have been occurring at a sharply increasing rate since October 2008 and are continuing into 2009. Regionally, North America and Europe have seen the most significant production declines. Paper production in those regions decreased in 2008 and is expected to decrease further in 2009. South America and Asia, while experiencing slowdowns, are still expected to increase tons of paper and pulp produced in 2009 compared to 2008. While we were successful in reducing the rate of price decrease in 2008 for the products we sell to the paper-makers, there continues to be price pressure due to our competitors pursuing market growth with slower overall demand for our products.

In the quarters ended September 30, 2008 and December 31, 2008, due to the global economic crisis and the lack of credit availability that may affect our customers’ demand for products and their ability to pay their debts, we assessed the impact of this crisis on our customers and our industry, and changed our estimates of net realizable value of receivables and inventories. For example, two of our major customers, who collectively represent approximately 5% of 2008 revenues, have experienced recent financial difficulties and filed for bankruptcy protection in 2009. We have fully reserved for amounts due from these customers, however, decreases in orders from these customers or future payment problems from these or other customers could have a material adverse effect on our sales and profitability, which in turn could impact our ability to satisfy the covenant requirements in our credit facility.

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

We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed on a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is selected to fit each individual paper-making machine and process. For the three months ended March 31, 2009, our clothing segment represented 67% of our net sales.

Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by the paper producer. Roll covers are tailored to each individual paper-making machine and process, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and manufacture spreader rolls. For the three months ended March 31, 2009, our roll covers segment represented 33% of our net sales.

Industry Trends and Outlook

Historically, demand for our products has been driven primarily by the volume of paper produced on a worldwide basis. According to the Food and Agriculture Organization of the United Nations, the volume of paper productions between 1980 and 2007 increased at a compound annual growth rate of approximately 3.07%. There can be no assurance that the industry will continue to grow at a similar rate and it is possible that paper production may decline in any specific period compared to prior periods. Generally, and over time, we expect growth in paper production to be greater in Asia, South America and Eastern Europe than in the more mature North American and Western European regions.

The profitability of paper producers has historically been highly cyclical due to wide swings in the price of paper, driven to a high degree by the oversupply of paper during periods when paper producers have more aggregate capacity than the market requires. A sustained downturn in the paper industry, either globally or in a particular region, can cause paper manufacturers to reduce production or cease operations, which could adversely affect our revenues and profitability. Since 2000, paper producers have taken actions that seek to structurally improve the balance between the supply of and demand for paper. As part of these efforts, they have permanently shut down many paper-making machines. Between 2001 and 2004 the bulk of these closures occurred in North America. Announcements by paper producers concerning temporary and permanent shutdowns of paper-making machines in both North America and Europe have continued. During 2005 through 2008, the sales and profitability of our North American and European operations were adversely affected by these shutdowns. Papermakers continue to experience low levels of profitability, and we believe that further consolidation among papermakers, reducing the number of paper producers, and shutdowns of paper-making machines will occur in Europe and North America, until there is a better balance between supply and demand for paper and the profit levels of paper producers improve. This rebalancing will be accelerated during the current global economic recession. Over a number of years, consumption growth of paper is expected to drive an increase in the global production rates required to maintain balance between supply and demand although it is highly likely that a consumption slow-down and related effect on global paper production will continue in the near term, exacerbated by the global economic crisis. Also affecting machine curtailments are structural productivity gains from improved products that we and our competitors supply.

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

The negative paper industry trends described above are likely to be accelerated by the general global economic crisis discussed in the section “Global Economic Environment.” For example, we believe that in the current economic environment, the paper industry will experience reduced demand, increased emphasis on cost reduction, and increased paper-machine shutdown activity than would have been the case in the absence of the economic crisis.

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

Sales in our roll covers segment include our mechanical services business. We have expanded this business in response to demand from paper producers that we perform work on the internal mechanisms of a roll while we refurbish or replace a roll cover. In our clothing segment, a portion of our business has been conducted pursuant to consignment arrangements under which we do not recognize a sale of a product to a customer until the customer places the product into use, which typically occurs some period after the product is shipped to the customer or to a warehouse location near the customer’s facility. We are striving to reduce the number of consignment arrangements and increase the use of standard terms of sale under which we recognize a sale upon product shipment. We made progress with this initiative in 2008. We expect this effort to be successful over several years.

Our operating costs are driven primarily by our total sales volume, the impact of inflation and currency and the level and impact of cost reduction programs.

The level of our cost of products sold is primarily attributable to labor costs, raw material costs, shipping costs, plant utilization and depreciation, with labor costs constituting the largest component. We invest in facilities and equipment that enable innovative product development and improve production efficiency and costs. Recent examples of capital spending for such purposes include faster weaving looms and seaming machines with accurate electronic controls, automated compound mixing equipment and computer-controlled lathes and mills.

The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $2.7 million and $3.0 million for the three months ended March 31, 2009 and 2008, respectively.

Foreign Exchange

We have a geographically diverse customer base. For the three months ended March 31, 2009, approximately 36% of our sales was in Europe, 35% was in North America, 17% was in Asia-Pacific, 10% was in South America and 2% was in the rest of the world.

A substantial portion of our sales is denominated in Euros or other currencies. As a result, changes in the relative values of U.S. Dollars, Euros and other currencies affect our reported levels of revenues and profitability as the results are translated into U.S. Dollars for reporting purposes. In particular, increases in the value of the U.S. Dollar relative to the value of the Euro and these other currencies negatively impact our levels of revenue and profitability because the translation of a certain number of Euros or units of such other currencies into U.S. Dollars for financial reporting purposes will represent fewer U.S. Dollars.

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

Currency fluctuations have a greater effect on the level of our net sales than on the level of our income from operations. For example, for the three months ended March 31, 2009 as compared with the three months ended March 31, 2008, the change in the value of the U.S. Dollar against the currencies in which we conduct our business resulted in currency translation decreases in net sales and income from operations of $18.2 million and $2.6 million, respectively. Although the results for the three months ended March 31, 2009 reflect a period in which the value of the U.S. Dollar increased against most of the currencies in which we conduct the majority of our non-U.S. Dollar denominated business as compared to the three months ended March 31, 2008, we would expect a similar but opposite effect in a period in which the value of the U.S. Dollar decreases. For any period in which the value of the U.S. Dollar changes relative to other currencies, we would expect our income from operations to be proportionately affected less than our net sales.

During the three months ended March 31, 2009 we conducted business in 11 foreign currencies. The following table provides the average exchange rate for the three months ended March 31, 2009 and 2008, respectively, of the U.S. Dollar against each of the four foreign currencies in which we conduct the largest portion of our operations and indicates the percentage of our net sales for the three months ended March 31, 2009 denominated in such foreign currency.

Currency	Average exchange rate of the U.S. Dollar for the three months ended March 31, 2009	Average exchange rate of the U.S. Dollar for the three months ended March 31, 2008	Percentage of net sales for the three months ended March 31, 2009 denominated in such currency
Euro	$1.30 = 1 Euro	$1.50 = 1 Euro	41.8%
Canadian Dollar	$0.80 = 1 Canadian Dollar	$1.00 = 1 Canadian Dollar	6.1%
Brazilian Real	$0.43 = 1 Brazilian Real	$0.58 = 1 Brazilian Real	10.4%
Australian Dollar	$0.66 = 1 Australian Dollar	$0.91 = 1 Australian Dollar	6.2%

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

Cost Reduction Programs

An important part of our long-term operating strategy is to seek to reduce our overall costs and improve our competitiveness. As a part of this effort, we have engaged in a series of cost reduction programs since 2002, which were designed to improve the cost structure of our global operations in response to changing market conditions. These cost reduction programs include headcount reductions throughout the world as well as plant closures that have rationalized production among our facilities to better enable us to meet customer demands.

During the first quarter of 2009, we continued our program of streamlining our operating structure and recorded restructuring expenses of approximately $0.7 million in connection therewith. Additionally, during 2009 we sold our rolls manufacturing facility in Sweden at a gain of approximately $1.2 million, which was partially offset by approximately $0.6 million of costs incurred to continue with actions related to the closure of manufacturing facilities announced prior to the first quarter of 2009. We expect to incur restructuring expenses of approximately $4.0 million during the remainder of 2009, primarily related to headcount reductions resulting from the integration of the regional management structure in North America and similar actions in Europe.

During the first quarter of 2009, we also froze one of our U.S. employee pension plans, terminated our retiree medical plan, suspended contributions to our U.S. 401K program, froze salaries, delayed union contract wage increases, curtailed travel and halted work on our Vietnam project.

Results of Operations

The tables that follow set forth for the periods presented certain consolidated operating results and the percentage of net sales they represent:

(in millions)	Three Months Ended March 31,
	2009	2008
Net sales	$116.5	$159.0
Cost of products sold	72.2	95.7
Selling expenses	16.5	20.5
General and administrative expenses	13.2	18.7
Restructuring and impairments expenses	0.1	0.5
Research and development expenses	2.7	3.0

Income from operations	11.7	20.6
Interest expense, net	(16.0)	(25.2)
Foreign exchange gain (loss)	(1.3)	3.5

Loss before provision for income taxes	(5.6)	(1.1)
Provision for income taxes	3.9	3.6

Net loss	$(9.5)	$(4.7)

Percentage of Sales

	Three Months Ended March 31,
	2009	2008
Net sales	100.0%	100.0%
Cost of products sold	62.0	60.2
Selling expenses	14.2	12.9
General and administrative expenses	11.3	11.7
Restructuring and impairments expenses	0.1	0.3
Research and development expenses	2.3	1.9

Income from operations	10.0	13.0
Interest expense, net	(13.7)	(15.8)
Foreign exchange gain (loss)	(1.1)	2.2

Loss before provision for income taxes	(4.8)	(0.6)
Provision for income taxes	3.3	2.3

Net income (loss)	(8.1)%	(2.9)%

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008.

Net Sales. Net sales for the three months ended March 31, 2009 decreased by $42.5 million, or 26.7%, to $116.5 million from $159.0 million for the three months ended March 31, 2008. For the three months ended March 31, 2009, 67% of our net sales was in our clothing segment and 33% was in our roll covers segment.

In our clothing segment, net sales for the three months ended March 31, 2009 decreased by $25.8 million, or 24.9%, to $77.8 million from $103.6 million for the three months ended March 31, 2008 primarily due to (i) unfavorable currency effects on net sales of $13.6 million related to the translation of sales made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes and (ii) decreased sales volume, primarily in Europe and North and South America, partially offset by increased sales volume in Asia-Pacific. The decrease was partially offset by favorable currency effects on pricing related to sales prices indexed in U.S. Dollars by certain non-U.S. operations of $4.8 million. Overall pricing levels in our clothing segment decreased approximately 1% during the three months ended March 31, 2009 as compared with the three months ended March 31, 2008.

In our roll covers segment, net sales for the three months ended March 31, 2009 decreased by $16.7 million or 30.2%, to 38.7 million from $55.4 million for the three months ended March 31, 2008. The decrease was primarily due to (i) decreased sales volumes in

Europe and North America and (ii) unfavorable currency effects on net sales of $4.6 million related to the translation of sales made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes. Overall pricing levels in our roll covers segment increased by approximately 1% during the three months ended March 31, 2009 as compared with the three months ended March 31, 2008.

Cost of Products Sold. Cost of products sold for the three months ended March 31, 2009 decreased by $23.5 million, or 24.6%, to $72.2 million from $95.7 million for the three months ended March 31, 2008.

In our clothing segment, cost of products sold decreased by $15.6 million, or 25.0%, to $47.4 million for the three months ended March 31, 2009 from $62.4 million for the three months ended March 31, 2008 primarily due to favorable currency effects of $8.2 million related to the translation of expenses made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes and to lower sales volumes during the three months ended March 31, 2009.

In our roll covers segment, cost of products sold decreased by $7.9 million, or 23.4%, to $25.4 million for the three months ended March 31, 2009 from $33.3 million for the three months ended March 31, 2008 primarily due to lower sales volumes during the three months ended March 31, 2009 and favorable currency effects of $2.8 million related to the translation of expenses made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes.

Selling Expenses. For the three months ended March 31, 2009, selling expenses decreased by $4.0 million, or 19.5%, to $16.5 million from $20.5 million for the three months ended March 31, 2008. The decrease was primarily due to favorable currency effects of $2.5 million and the impact of a reduction in salaried sales positions and travel expenses during the three months ended March 31, 2009 as compared with the three months ended March 31, 2008.

General and Administrative Expenses. For the three months ended March 31, 2009, general and administrative expenses decreased by $5.5 million, or 29.4%, to $13.2 million from $18.7 million for the three months ended March 31, 2008. The decrease was primarily due (i) favorable currency translation effects of $2.0 million, (ii) decreased provisions for bad debts of approximately $1.7 million, and (iii) decreased salaries, travel, stock based compensation and other costs as a result of cost reduction efforts during the three months ended March 31, 2009 as compared with the three months ended March 31, 2008.

Restructuring and Impairments Expenses. For the three months ended March 31, 2009, restructuring and impairments expenses decreased by $0.4 million to $0.1 million from $0.5 million for the three months ended March 31, 2008. Restructuring expenses result from our long-term strategy to reduce production costs and improve long-term competitiveness as described above under “Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities and through headcount reductions. For the three months ended March 31, 2009, restructuring expenses include a gain of $1.2 million on the sale of our Swedish roll covers facility on March 31, 2009, entirely offset by severance costs of $0.8 million and facility and other costs of $0.5 million.

Research and Development Expenses. For the three months ended March 31, 2009, research and development expenses decreased by $0.3 million, or 10.0%, to $2.7 million from $3.0 million for the three months ended March 31, 2008 primarily due favorable currency effects for the three months ended March 31, 2009 as compared with the three months ended March 31, 2008.

Interest Expense, Net. Net interest expense for the three months ended March 31, 2009 decreased by $9.2 million, or 36.5%, to $16.0 million from $25.2 million for the three months ended March 31, 2008. The decrease is primarily attributable to (i) the $12 million charge in 2008 in connection with the change in the fair value of our interest rate swaps due to the loss of hedge accounting for the first six months of 2008 and (ii) favorable currency effects of $1.1 million. These decreases were offset by increased interest rates during the three months ended March 31, 2009 as compared with the three months ended March 31, 2008 resulting from the amendment of our senior credit facility on May 30, 2008.

Foreign Exchange Gain (Loss). For the three months ended March 31, 2009 and 2008, we had a foreign exchange loss of $1.3 million and a foreign exchange gain of $3.5 million, respectively. The gain in 2008 was primarily attributable to mark-to-market gains on fair value hedges, including gains on hedges for which the underlying foreign exchange exposure on certain intercompany debt no longer existed in the first quarter of 2008, and gains on hedges on future purchases of equipment. Foreign exchange gains and losses during the first quarter of 2009 were primarily the result of hedging and intercompany activities.

Provision for Income Taxes. For the three months ended March 31, 2009 and 2008, the provision for income taxes was $3.9 million and $3.6 million, respectively. The effective tax rate increased for the first quarter of 2009 principally due to the establishment of a valuation allowance in Canada of $2.9 million and to actual operating losses incurred by certain of our foreign subsidiaries and those in the U.S. that had established valuation allowances. The effective tax rate increased for the first quarter of 2008 primarily due to (i) minimal tax benefit recognition on the change in the fair value of our interest rate swaps because of our tax loss carryforward position, (ii) increased profitability in certain of our foreign tax-paying subsidiaries and (iii) actual operating losses incurred by certain of our foreign subsidiaries and those in the U.S. that had established valuation allowances.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are highly dependent upon the paper production industry and the degree to which the paper industry is affected by global economic conditions and the availability of credit. Demand for our products could continue to decline if paper manufacturers are unable to obtain required financing or if the economic slowdown causes additional mill closures. In addition, the global economic crisis and the ensuing lack of credit availability may affect our customers’ ability to pay their debts which could have a negative impact on our Company. These factors would impact our liquidity and our ability to satisfy the covenant requirements of our credit facility.

Our principal liquidity requirements are for debt service, working capital and capital expenditures. We plan to use cash generated by operations as our primary source of liquidity as well as borrowings, if necessary, under the revolving portion of the credit facility to meet normal operating requirements for at least the next twelve months. If expected revenue and profits are not realized, we may not be able to generate enough cash to meet our obligations. In addition, should the current conditions in the global paper market continue or worsen over time, we may not have sufficient cash to fund our operations or meet our other liquidity requirements.

Net cash used in operating activities was $7.8 million for the three months ended March 31, 2009 compared with net cash provided by operating activities of $29.8 million for the three months ended March 31, 2008. The $37.6 million decrease is due to a decrease in the volume of business as a result of the global economic crisis and an increase in working capital during the first quarter of 2009 as compared with the first quarter of 2008 principally due to the level of payment of payables and accruals since December 31, 2008.

Net cash used in investing activities was $5.1 million for the three months ended March 31, 2009 and $12.1 million for the three months ended March 31, 2008. The decrease of $7.0 million was primarily due to a decrease in capital equipment spending of $5.1 million in the three months ended March 31, 2009 as compared with the three months ended March 31, 2008 and the proceeds of $1.9 million from the sale of our Swedish roll covers facility on March 31, 2009.

Net cash provided by financing activities was $6.5 million for the three months ended March 31, 2009 and net cash used in financing activities was $12.1 million for the three months ended March 31, 2008. The fluctuation of $18.6 million was primarily the result of borrowings under our revolver of $28.0 million during the three months ended March 31, 2009, partially offset by higher debt payments of approximately $10 million during the three months ended March 31, 2009 as compared with the three months ended March 31, 2008. We made a mandatory principal repayment of $16.1 million in the first quarter of 2009 as compared with $9.4 million in the first quarter of 2008. The increase is due to the loan agreement requiring us to make such excess payments based on the prior year’s Adjusted EBITDA, which during 2008 was impacted by gains of approximately $52 million related to the freezing one of our U.S. pension plans, terminating our U.S. retiree medical plan and the mark to market changes in the fair value of our interest rate swaps, partially offset by approximately $30 million related to increased restructuring expenses and increased noncash reserves. Because none of these events generated any cash, the effect of these actions reduced our available cash.

As of March 31, 2009, there was a $572.0 million balance of term loans outstanding under our senior credit facility. During the first quarter of 2009, we made scheduled principal payments of $4.7 million and a mandatory principal repayment of $16.1 million. In addition, as of March 31, 2009, we had an aggregate of $28.0 million outstanding under our current revolving lines of credit, including the revolving credit facility under our senior credit facility and lines of credit in various foreign countries that are used to facilitate local short-term operating needs and an aggregate of $20.0 million available for additional borrowings under these revolving lines of credit. Our liquidity is substantially affected by the covenant requirements of our credit agreement. See “Credit Facility” below. We had cash and cash equivalents of $27.5 million at March 31, 2009 compared to $34.7 million at December 31, 2008.

CAPITAL EXPENDITURES

For the three months ended March 31, 2009, we had capital expenditures of $7.0 million consisting of growth capital expenditures of $5.0 million and maintenance capital expenditures of $2.0 million. Growth capital expenditures consist of items that are intended to increase the manufacturing, production and/or distribution capacity or efficiencies of our operations in conjunction with the execution of our business strategies. Maintenance capital expenditures are designed to sustain the current capacity or efficiency of our operations and include items relating to the renovation of existing manufacturing or service facilities, the purchase of machinery and equipment for safety and environmental needs and information technology. For the three months ended March 31, 2008, capital expenditures were $12.1 million, consisting of growth capital expenditures of $9.8 million and maintenance capital expenditures of $2.3 million.

In the first quarter of 2008 we began an effort to reduce our planned capital expenditures. As part of this effort, we determined to delay the planned capital expenditures for the Vietnam facility and cancelled or rescheduled certain other previously planned capital expenditures. These cancellations did not result in any substantial penalties for us. In December 2008, we discontinued the construction of the Vietnam facility. While construction of the Vietnam facility has been discontinued, we continue to have contractual obligations with respect to certain equipment which was previously ordered for the facility. We are currently evaluating the possibility of redeploying this equipment to other locations and/or postponing the delivery of the equipment. Due to our assessment of the impact of the global economic crisis and the potential effect on our customers and our industry, we are currently evaluating additional capital expenditures reductions and cost reduction actions to improve long-term operating efficiencies and to better match our production with demand. We analyze our planned capital expenditures based on investment opportunities available to us and our financial and operating performance, and accordingly, actual capital expenditures may be more or less than these amounts. We target capital expenditures for 2009 to be approximately $30 million, and that capital expenditure levels in 2010 will be comparable to those in 2009.

We will require the agreement of our equipment suppliers to postpone delivery of contracted machines to achieve our reduced capital expenditure targets, and there can be no assurance that we will be successful in obtaining such agreements.

See “—Credit Facility” below for a description on limitations on capital expenditures imposed by our credit facility.

CREDIT FACILITY

Upon the completion of the initial public offering of our common stock on May 19, 2005, we and certain of our subsidiaries entered into a senior secured credit facility. The credit facility was amended four times: on February 8, 2006, December 22, 2006, May 2, 2007 and April 8, 2008. The credit facility was amended and restated on May 30, 2008.

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

Borrowings under the revolving credit facility and the term loans bear interest at the sum of, as applicable, LIBOR, the Euribor rate or CDOR plus, in each case, the applicable margin. The applicable margin was set at 5.50% through December 31, 2008. Beginning January 1, 2009, the applicable margin depends upon our credit rating level: it will be 2.75% if our credit rating is Ba3 or higher by Moody’s and BB- or higher by S&P, 3.75% if our credit rating is B1 by Moody’s or B+ by S&P, 4.25% if our credit rating is B3 or higher but lower than B1 by Moody’s and ‘B-’ or higher but lower than ‘B+’ by S&P, and 5.50% if our credit rating is lower than B3 by Moody’s or lower than B- by S&P. In order to qualify at each level the rating must be with a stable outlook. Our current credit rating is Caa1 by Moody’s and ‘B-’ by S&P. On September 29, 2008, Standard & Poor’s Ratings Services raised its ratings on the Company, including raising the long-term corporate credit rating, from ‘CCC+’ to ‘B-’.

On November 16, 2007, we entered into interest rate swap arrangements pursuant to which we paid fixed rates on notional amounts while receiving the applicable floating LIBOR, Euribor or CDOR rates. The interest rate swap arrangements effectively fixed the interest rate on approximately 85% of the term loan portion of our credit facility through December 31, 2010. These interest rate swaps initially qualified for hedge accounting under SFAS No. 133. As a result of the financial covenant non-compliance for the period ended March 31, 2008 as discussed in Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, this debt was potentially payable prior to the expiration of the underlying interest rate swaps, and accordingly, hedge accounting under SFAS No. 133 was no longer applicable for these interest rate swaps and the mark to market decrease in their fair value of $12 million was recorded as a non-cash charge to interest expense in the first quarter of 2008. Effective July 1, 2008, we were again able to assert that the hedged transactions were probable of occurring and accordingly redesignated the interest rate swaps as cash flow hedges of benchmark interest rate risk on variable interest payments on the hedged debt as of June 30, 2008. As a result, the mark to market changes of $0.4 million on these interest rate swaps were charged to accumulated other comprehensive income and the related ineffective portion of $0.4 million was charged to interest expense during the three months ended March 31, 2009. There can be no assurance that in future periods we will be able to assert that the hedge transactions are probable of occurring, and thus there can be no assurance that the interest rate swaps will continue to qualify for hedge accounting. The new interest rate swaps effectively fix the interest rate on approximately 85% of the term loan portion of our credit facility through December 31, 2010. As of March 31, 2009, the weighted average interest rate on the effectively fixed portion of the term loan facility was 9.74%, and the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 6.79%.

The credit facility provides for scheduled quarterly principal payments of the term loans as set out below:

Currency:	USD	Euro	CAD
2009	2,458,174	1,392,040	584,489
2010	3,318,535	1,879,254	789,059
2011	4,055,987	2,296,865	964,406
2012 (first quarter only)	4,916,348	2,784,080	1,168,976

The credit facility provides, that for the purposes of computing debt, which is a part of the calculation of the leverage ratio, indebtedness which is payable in Canadian Dollars or Euros shall be converted into U.S. Dollars using the average exchange rate for the period of four consecutive fiscal quarters ended March 31, 2008. Accordingly, if the value of the U.S. Dollar increases relative to the Euro or the Canadian Dollar and our Adjusted EBITDA declines as a result of this currency effect, there would not be a corresponding decrease in the amount of our debt for purposes of the maximum leverage ratio covenant calculation.

The credit facility also requires us to make additional prepayments of the term loans under the following circumstances:

•

with 100% of the net cash proceeds received by us from any sale, transfer or other disposition of any assets (excluding inventory and certain discontinued manufacturing facilities), subject to an exemption for the reinvestment of up to $3 million of such proceeds within a year of our receipt thereof in long-term productive assets of the general type used in our business;

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

Prior to the effectiveness of the amendment and restatement of our credit facility, the percentage of our annual excess cash required to be prepaid was 40% for 2007, 27.5% for 2008 and 50% for each fiscal year thereafter. We made mandatory principal prepayments from excess cash of $16.1 million and $9.4 million in the first quarters of 2009 and 2008, respectively.

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

For the four fiscal quarters ended March 31, 2009 our interest coverage ratio was 2.67:1, our fixed charge coverage ratio was 1.71:1 and our leverage ratio was 4.27:1.

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

Our ability to satisfy the covenants required by our credit facility is contingent on our ability to achieve our financial forecasts. These forecasts are based on certain assumptions regarding demand for paper products, the level of paper production and inventories, the number of mills producing paper and the financial health and access to capital of the paper producers. Our forecasts also assume, among other things, (i) that there will be no additional customer bankruptcies other than those for which we have already fully reserved for amounts due, (ii) that product prices will remain substantially stable, (iii) that there will be strong market acceptance of our new products, (iv) that no dramatic commodity price increases will occur, (v) that we will be able to maintain hedge accounting for our interest rate swaps, (vi) that an economic recovery will begin to occur in our primary markets in mid-2009, with the effect of increasing our revenue and profits, (vii) that the value of the Euro relative to the U.S. Dollar increases from its present levels, and (viii) that we will be successful in implementing cost reduction programs, including obtaining agreements from our equipment suppliers to postpone deliveries of contracted equipment.

The paper industry has been hard hit by the global economic downturn, and our forecasts incorporate our expectation that economic conditions in the paper industry will begin to recover in mid-2009. Should conditions in the paper industry fail to improve when we expect, or if the rate of improvement is slower than we anticipate, our business and financial results would be negatively impacted and we may not be able to satisfy the covenant requirements in our credit agreement.

Our failure to comply with the covenants in our credit agreement could result in an event of default, which, if not cured or waived, could result in our being required to repay the amounts outstanding under the credit agreement, together with accrued interest, before their scheduled due date. There can be no assurance that we will be successful in obtaining covenant relief, forbearance or a standstill agreement in the event of non-compliance with the then existing covenants. In light of this risk, and as part of our ongoing focus on enterprise risk management, we are continuing to evaluate market conditions and plan for contingencies, including, without limitation, the potential pursuit of modifications to our credit agreement. There can be no assurance that we will be successful in obtaining any modification of our credit agreement that we may seek to obtain. Any event of default under our credit facility also could cause our interest rate swaps to be terminated or to fail to qualify for hedge accounting and could trigger defaults under our other material agreements.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. Actual results could differ from those estimates. We have formal accounting policies in place including those that address critical and complex accounting areas. Note 3 to the consolidated financial statements included elsewhere in this Quarterly Report identifies the significant accounting policies used in preparation of the consolidated financial statements. The most significant areas involving management judgments and estimates are described below.

Derivatives and Hedging. On January 1, 2009, we adopted Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No, 161 amends and expands the disclosure requirements of FASB Statement No. 133 (“SFAS No. 133”) with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by SFAS No. 133, we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or if we elect not to apply hedge accounting under SFAS No. 133.

There are two types of hedges into which we enter: hedges of fair value exposure and hedges of cash flow exposure. Hedges of fair value exposure are entered into in order to hedge the fair value of a recognized asset or liability, or a firm commitment. Hedges of cash flow exposure are entered into in order to hedge a forecasted transaction or the variability of cash flows to be paid related to a recognized liability. Changes in derivative fair values are recognized in earnings as offsets to the changes in fair value of the related hedged assets and liabilities. Changes in the derivative fair values that are designated as cash flow hedges which meet the criteria for hedge accounting are recorded in other comprehensive income. On November 16, 2007, we entered into interest rate swap arrangements pursuant to which we paid fixed rates on notional amounts while receiving the applicable floating LIBOR, Euribor or CDOR rates. These interest rate swaps initially qualified for hedge accounting under SFAS No. 133. As a result of the financial covenant non-compliance for the period ended March 31, 2008 as discussed in Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, this debt was potentially payable prior to the expiration of the underlying interest rate swaps, and accordingly, hedge accounting under SFAS No. 133 was no longer applicable for these interest rate swaps and the mark to market decrease in their fair value of $12 million was recorded as a non-cash charge to interest expense in the first quarter of 2008. Effective July 1, 2008, we were again able to assert that the hedged transactions were probable of occurring and accordingly redesignated the interest rate swaps as cash flow hedges of benchmark interest rate risk on variable interest payments on the hedged debt as of June 30, 2008. As a result, the mark to market changes of $0.4 million on these interest rate swaps were charged to accumulated other comprehensive income and the related ineffective portion of $0.4 million was charged to interest expense during the three months ended March 31, 2009. These interest rate swaps effectively fixed the interest rate on approximately 85% of the term loan portion of our credit facility through December 31, 2010. As of March 31, 2009, the weighted average interest rate on the effectively fixed portion of the term loan facility was 9.74%, and the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 6.79%. There can be no assurance that in future periods we will be able to assert that the hedge transactions are probable of occurring, and thus there can be no assurance that the interest rate swaps will continue to qualify for hedge accounting.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2009, we have assessed the net significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments reduced the settlement values of our derivative liabilities by $6.5 million. Various factors impact changes in the credit are not significant to the overall valuation adjustments over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

When appropriate, valuations are also adjusted for various factors such as liquidity and bid/offer spreads, which factors were deemed immaterial by us as of March 31, 2009. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements using significant unobservable inputs (Level 3) as of March 31, 2009.

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

For the purpose of performing the annual impairment test, we allocate all shared assets and liabilities to the business segments based upon the percentage of each segment’s revenue to total revenue. Shared expenses are allocated to each segment to the extent necessary to allow them to operate as independent businesses. Fair value was determined by using a weighted combination of both a market multiple approach and an income approach. The market multiple approach utilizes our proprietary information to determine measures that are used to value our business segments. The income approach is a present value technique used to measure the fair value of future cash flows produced by each business segment. Determining the fair value of a business segment or an indefinite-lived purchased intangible asset is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. We believe that the assumptions and rates used in our annual impairment test under SFAS No. 142 are reasonable, but inherently uncertain.

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

At March 31, 2009, the Company evaluated goodwill and intangible assets for impairment indicators and determined that no impairment exists.

Contingencies. We are subject to various claims and contingencies associated with lawsuits, insurance, tax, environmental and other issues arising out of the normal course of business. Our consolidated financial statements reflect the treatment of claims and contingencies based on management’s view of the expected outcome. We consult with legal counsel on those issues related to litigation with respect to matters in the ordinary course of business. If the likelihood of an adverse outcome is probable and the amount is estimable, we accrue a liability in accordance with SFAS No. 5, Accounting for Contingencies. While we believe that the current level of reserves is adequate, the adequacy of these reserves may change in the future due to new developments in particular matters. During the third quarter of 2008, while evaluating one of our foreign facilities, we discovered the possibility of contamination at the facility. Subsequently we had a preliminary evaluation performed, which confirmed the existence of contamination and estimated preliminary costs to clean up the facility. Based upon this evaluation, we recorded $4.1 million in 2008 as our best estimate of the remediation costs we expect to incur. No expenditures have been made in the first quarter of 2009.

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

We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Relevant evidence, both positive and negative, is considered in determining the need for a valuation allowance. Information evaluated includes our financial position and results of operations for the current and preceding years as well as an evaluation of currently available information about future years. In light of our accumulated loss position in certain tax jurisdictions, and the uncertainty of profitability in future periods, we recorded valuation allowances for deferred tax assets primarily related to net operating loss carryforwards in certain tax jurisdictions including the United States and Canada.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.

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

EBITDA is defined as net income (loss) before interest expense, income tax provision (benefit) and depreciation and amortization. Adjusted EBITDA is defined in our credit facility and is EBITDA plus (i) restructuring or related impairment costs (not to exceed $5.0 million in the aggregate for 2008 and in each year thereafter, (ii) reserves for inventory in connection with plant closings, (iii) stock-based and other non-cash compensation charges, charges from forgiveness of loans made to employees in connection with the purchase of equity and any tax gross-up payments made in respect of such loan forgiveness in connection with or prior to the completion of our initial public offering, (iv) certain transaction costs, including costs incurred in connection with our initial public offering and the related debt financing, the legal reorganization of Brazilian subsidiaries and the preparation and closing of the existing credit agreement, (v) consolidated amendment/termination costs, which consist of costs incurred in connection with the consummation of the fourth and fifth amendments to the senior credit facility and the termination of the employment contract of the former Chief Executive Officer and transition to the new Chief Executive Officer, not to exceed $8.0 million in the aggregate,

(vi) costs associated with payments to management prior to the completion of our initial public offering in connection with the termination of incentive plans, (vii) non-cash charges resulting from the application of purchase accounting, (viii) non-cash expenses resulting from the granting of stock options, restricted stock or restricted stock unit awards under equity compensation programs solely with respect to our common stock and (ix) expenses incurred not exceeding $7 million per year as a result of the repurchase, redemption or retention of our own common stock earned under equity compensation programs solely in order to make withholding tax payments. For certain historical periods, the amended credit agreement specified Adjusted EBITDA is $35,610, $36,514 and $38,431 for the quarters ended March 31, 2008, December 31, 2007 and September 30, 2007, respectively. For the quarter ended March 31, 2008, the amount reflects an increase of $800 over the originally disclosed amount in the first quarter of 2008, related to the transition to the new Chief Executive Officer. Adjusted EBITDA, as defined in the credit facility and calculated below, may not be comparable to similarly titled measurements used by other companies.

The following table provides a reconciliation from net income (loss), which is the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA.

	Three Months Ended March 31,
(in thousands)	2009	2008
Net loss	$(9,448)	$(4,709)
Income tax provision	3,892	3,639
Interest expense, net	15,957	25,221
Depreciation and amortization	9,788	12,003

EBITDA	20,189	36,154
Unrealized foreign exchange gain on indebtedness, net (B)	—	(1,985)
Amendment/termination costs (D)	—	800
Change in fair value of interest rate swaps (C)	(398)	—
Change in fair value of other derivatives	—	(2,126)
Restructuring expenses	114	532
Growth program costs (A)	—	1,764
Inventory write-offs under restructuring programs	103	—
Non-cash compensation and related expenses	161	471

Adjusted EBITDA	$20,169	$35,610

(A)	In accordance with the definition of Adjusted EBITDA in our credit facility, as amended on May 2, 2007, growth programs are those intended to increase productivity and economic efficiency or the market share capacity of the Company, reduce cost structure, improve equipment utilization or provide additional regional capacity to better serve growth markets. These growth program costs for the three months ended March 31, 2008 include expenses incurred for the Company’s lean manufacturing initiatives, expansion into Vietnam and other such programs.
(B)	In accordance with the definition of Adjusted EBITDA in our credit facility, as amended on May 30, 2008, unrealized foreign exchange gains and losses on indebtedness are not added back to Adjusted EBITDA for periods beginning after the quarter ended March 31, 2008.
(C)	In accordance with the definition of Adjusted EBITDA in our credit facility agreement, as amended on May 30, 2008, interest expense added back to calculate Adjusted EBITDA excludes, for periods beginning after the quarter ended March 31, 2008, the effect of any non-cash gains and losses resulting from the marking to market of hedging obligations that has been charged to interest expense. Had this amended definition been in place for all periods presented, Adjusted EBITDA would have been $12,000 lower for the three months ended March 31, 2008.
(D)	Amendment/termination costs include an $800 increase to Adjusted EBITDA for the first quarter of 2008, in accordance with the agreement with our lenders.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Hedging. We have foreign currency cash flow and earnings exposure with respect to specific sale and intercompany debt transactions denominated in currencies other than the functional currency of the unit incurring the costs associated with such transactions. To mitigate the risks related to these exposures, we utilize forward currency contracts in certain circumstances, to lock in exchange rates with the objective that the gain or loss on the forward contracts will approximate the loss or gain on the transaction or transactions being hedged. We determine whether to enter into hedging arrangements based upon the size of the underlying transaction or transactions, an assessment of the risk of adverse movements in the applicable currencies and the availability of a cost-effective hedging strategy. In South America, substantially all of our sales are indexed to U.S. Dollars, but the associated costs are recorded in the local currencies of the operating units. Generally, we do not hedge this U.S. Dollar exposure as it would not be cost effective due to the relatively inefficient foreign exchange markets for local currencies in that region. To the extent we do not engage in hedging or such hedging is not effective, changes in the relative value of currencies can affect our profitability. The value of these contracts is recognized at fair value based on market exchange forward rates and amounted to a net liability position of $3.6 million at March 31, 2009. These contracts mature at various dates through March 2010.

Relative to foreign currency exposures existing at March 31, 2009, a 10% unfavorable movement in foreign currency exchange rates would not expose us to significant losses in earnings or cash flows because we hedge substantially all of our exposures against fluctuations in foreign currency exchange rates. As of March 31, 2009, we had open foreign currency exchange contracts maturing through March 2010 with total net notional amounts of approximately $5.7 million. At March 31, 2009, we prepared an analysis to determine the sensitivity of our forward foreign exchange contracts to changes in exchange rates. A hypothetical adverse exchange rate movement of 10% against our forward foreign exchange contracts would have resulted in potential net loss in fair value of these contracts of approximately $0.6 million. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices.

For additional information about the risks associated with fluctuations in currency exchange rates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign Exchange.”

Interest Rate Hedging. Our senior credit facility has a variable interest rate. On November 16, 2007, we entered into interest rate swap arrangements pursuant to which we paid fixed rates on notional amounts while receiving the applicable floating LIBOR, Euribor or CDOR rates. These interest rate swaps initially qualified for hedge accounting under SFAS No. 133. As a result of the financial covenant non-compliance for the period ended March 31, 2008 as discussed in Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, this debt was potentially payable prior to the expiration of the underlying interest rate swaps, and accordingly, hedge accounting under SFAS No. 133 was no longer applicable for these interest rate swaps and the mark to market decrease in their fair value of $12 million was recorded as a non-cash charge to interest expense in the first quarter of 2008. Effective July 1, 2008, we were again able to assert that the hedged transactions were probable of occurring and accordingly redesignated the interest rate swaps as cash flow hedges of benchmark interest rate risk on variable interest payments on the hedged debt as of June 30, 2008. As a result, the mark to market changes of $0.4 million on these interest rate swaps were charged to accumulated other comprehensive income and the related ineffective portion of $0.4 million was charged to interest expense during the three months ended March 31, 2009. The interest rate swaps effectively fix the interest rate on approximately 85% of the term loan portion of our credit facility through December 31, 2010. As of March 31, 2009, the weighted average interest rate on the effectively fixed portion of the term loan facility was 9.74%, and the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 6.79%. There can be no assurance that in future periods we will be able to assert that the hedge transactions are probable of occurring, and thus there can be no assurance that the interest rate swaps will continue to qualify for hedge accounting.

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

(a) Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, as of March 31, 2009, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances. However, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as set forth above.

(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March  31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On June 7, 2006, a purported class action complaint was filed in the United States District Court for the District of Massachusetts on behalf of a putative class of investors who purchased shares pursuant or traceable to our initial public offering on or about May 16, 2005 through November 15, 2005 against the us, our former Chief Executive Officer and our Chief Financial Officer. An amended complaint was filed on November 3, 2006. On November 3, 2008, we agreed to a settlement with the plaintiffs, without admitting liability of any kind. On February 25, 2009, the Court entered a judgment granting final approval of the settlement. The settlement amount above the deductible was covered by our Directors and Officers insurance and did not have a material adverse effect on our financial position, results of operations or cash flow in 2008 or 2009.

We are involved in various legal matters, which have arisen in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flow.

ITEM 1A.	RISK FACTORS

The risks described in the risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 have not materially changed. However, our served market has deteriorated substantially from the decline in paper demand related to slowing global economic activity, which may substantially reduce our revenue, Adjusted EBITDA and cash flows and increase the potential of a loan covenant default.

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

On May 5, 2009, the Board of Directors of Xerium Technologies, Inc. (the “Company”) appointed Stephen R. Light, the Company’s President, Chief Executive Officer and Chairman, to serve as the Company’s interim principal financial officer while the Company continues its search for a permanent Chief Financial Officer.

Biographical and other information regarding Mr. Light can be found in the Company’s proxy statement for the 2009 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 29, 2009.

ITEM 6.	EXHIBITS

See the exhibit index following the signature page to this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XERIUM TECHNOLOGIES, INC.
(Registrant)

Date: May 7, 2009	By:	/s/ Stephen R. Light
Stephen R. Light
President, Chief Executive Officer and Chairman
(Principal Executive Officer, Interim Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
10.1	Settlement Agreement with Josef Mayer, dated January 15, 2009.

10.2	Description of Compensation for Non-Management Directors.

31.1	Certification Statement of Chief Executive Officer and Interim Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Statement of the Chief Executive Officer and Interim Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.