Form 10-Q
period 2009-06-30
XERIUM TECHNOLOGIES INC
filed 2009-08-06
CIK 1287151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2009

or

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

(919) 526-1400

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of August 3, 2009 was 48,934,820.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Xerium Technologies, Inc.

Condensed Consolidated Balance Sheets—(Unaudited)

(dollars in thousands, except per share data)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$20,396	$34,733
Accounts receivable (net of allowance for doubtful accounts of $11,730 at June 30, 2009 and $14,937 at December 31, 2008)	77,331	94,049
Inventories	86,259	85,543
Prepaid expenses	6,879	4,844
Other current assets	10,782	14,938

Total current assets	201,647	234,107
Property and equipment, net	383,222	384,590
Goodwill	153,604	155,205
Intangible assets	28,309	32,129
Other assets	5,061	5,541

Total assets	$771,843	$811,572

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$28,000	$—
Accounts payable	30,172	53,076
Accrued expenses	65,268	83,139
Current maturities of long-term debt	27,444	39,687

Total current liabilities	150,884	175,902
Long-term debt, net of current maturities	563,308	577,270
Deferred and long-term taxes	13,028	13,358
Pension, other postretirement and postemployment obligations	66,361	67,029
Other long-term liabilities	4,625	5,594
Commitments and contingencies
Stockholders’ deficit
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares outstanding as of June 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 48,934,820 and 46,257,772 shares outstanding as of June 30, 2009 and December 31, 2008, respectively	489	463
Paid-in capital	220,621	220,370
Accumulated deficit	(226,762)	(218,915)
Accumulated other comprehensive loss	(20,711)	(29,499)

Total stockholders’ deficit	(26,363)	(27,581)

Total liabilities and stockholders’ deficit	$771,843	$811,572

See accompanying notes.

Xerium Technologies, Inc.

Condensed Consolidated Statements of Operations – (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$120,843	$170,393	$237,346	$329,380
Costs and expenses:
Cost of products sold	75,225	101,595	147,436	197,250
Selling	16,075	21,847	32,583	42,312
General and administrative	6,464	23,367	19,672	42,057
Restructuring and impairments	1,026	2,718	1,140	3,250
Research and development	2,740	3,196	5,460	6,199

	101,530	152,723	206,291	291,068

Income from operations	19,313	17,670	31,055	38,312
Interest expense	(15,934)	(1,135)	(32,248)	(26,550)
Interest income	364	369	721	563
Foreign exchange gain (loss)	555	(875)	(786)	2,634

Income (loss) before provision for income taxes	4,298	16,029	(1,258)	14,959
Provision for income taxes	2,697	1,911	6,589	5,550

Net income (loss)	$1,601	$14,118	$(7,847)	$9,409

Net income (loss) per share:
Basic	$0.03	$0.31	$(0.16)	$0.20

Diluted	$0.03	$0.31	$(0.16)	$0.20

Shares used in computing net income (loss) per share:
Basic	48,882,979	46,121,323	48,879,669	46,084,995

Diluted	48,971,375	46,211,012	48,879,669	46,189,813

See accompanying notes.

Xerium Technologies, Inc.

Condensed Consolidated Statements of Cash Flows—(Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2009	2008
Operating activities
Net income (loss)	$(7,847)	$9,409
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock-based compensation	1,046	274
Depreciation	18,752	22,152
Amortization of intangibles	1,166	1,807
Deferred financing cost amortization	2,694	2,344
Unrealized foreign exchange gain on revaluation of debt	(570)	(1,476)
Deferred taxes	1,439	(3,012)
Asset impairment	—	67
Gain on disposition of property and equipment	(2,016)	(269)
Change in fair value of interest rate swaps	794	(1,548)
Provision for bad debt expense	(3,209)	(71)
Change in assets and liabilities which provided (used) cash:
Accounts receivable	21,336	7,642
Inventories	1,294	859
Prepaid expenses	(1,963)	(2,891)
Other current assets	3,841	(4,722)
Accounts payable and accrued expenses	(42,607)	11,459
Deferred and other long-term liabilities	(1,668)	(1,012)

Net cash (used in) provided by operating activities	(7,518)	41,012

Investing activities
Capital expenditures, gross	(11,115)	(20,886)
Proceeds from disposals of property and equipment	4,001	1,033
Proceeds from acquisition, net of cash acquired	—	144
Other	1,100	—

Net cash used in investing activities	(6,014)	(19,709)

Financing activities
Net increase in borrowings (maturities of 90 days or less)	28,000	168
Proceeds from borrowings (maturities longer than 90 days)	—	349
Principal payments on debt	(29,057)	(13,500)
Other	—	(8,744)

Net cash used in financing activities	(1,057)	(21,727)

Effect of exchange rate changes on cash flows	252	1,594

Net (decrease) increase in cash	(14,337)	1,170
Cash and cash equivalents at beginning of period	34,733	24,218

Cash and cash equivalents at end of period	$20,396	$25,388

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements at June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2008 as reported on Form 10-K filed on March 12, 2009.

3. Accounting Policies

Derivatives and Hedging

On January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of FASB Statement No. 133 (“SFAS No. 133”) with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments.

As required by SFAS No. 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.

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

Goodwill

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 requires that goodwill and intangible assets that have indefinite lives not be amortized but, instead, must be tested at least annually for impairment or whenever events or business conditions warrant. As a result of the tests as of December 31, 2008, the Company determined that no goodwill impairment existed. As of June 30, 2009, the Company evaluated events and circumstances which may have indicated an impairment of goodwill and other intangible assets and determined that no impairment exists.

Net Income (Loss) Per Common Share

Net income (loss) per common share has been computed and presented pursuant to the provisions of SFAS No. 128, Earnings per Share (“SFAS No. 128”). Net income (loss) per share is based on the weighted-average number of shares outstanding during the period. As of June 30, 2009 and 2008, the Company had outstanding restricted stock units (“RSUs”) (see Note 14).

For the three months ended June 30, 2008, the diluted average shares outstanding were computed using the average market price for time-based RSUs granted in 2005 and certain time-based RSUs granted in 2008 and the actual grant date market price for non-employee director RSUs. The calculation of earnings per share for the three and six months ended June 30, 2008 also excludes time-based and performance-based RSUs that were approved on January 3, 2008 as these awards were made contingent upon the approval by the Company’s stockholders at or before the Company’s 2008 annual meeting of stockholders of an amendment to the Company’s 2005 Plan to increase the aggregate number of shares of common stock that may be delivered under or in satisfaction of awards under such plan from 2,500,000 to 5,000,000. On August 6, 2008, at the Company’s 2008 annual meeting of stockholders, the stockholders approved an amendment to the Company’s 2005 Plan to increase the aggregate number of shares of common stock that may be delivered under or in satisfaction of awards under such plan from 2,500,000 to 7,500,000. The calculation of diluted earnings per share for 2008 also excludes the Company’s performance-based RSUs granted in 2005 and 2007 that are based on shareholder return targets because the performance criteria have not been contingently achieved and therefore the RSUs are not contingently issuable.

For the three months ended June 30, 2009, the diluted average shares outstanding were computed using the average market price for time-based RSUs granted in 2008 and 2009 and the actual grant date market price for non-employee director RSUs. The calculation of diluted earnings per share for the three and six months ended June 30, 2009 excludes the Company’s performance-based RSUs granted in 2005, 2007, 2008 and 2009 that are based on shareholder return targets because the performance criteria have not been contingently achieved and therefore the RSUs are not contingently issuable. For the six months ended June 30, 2009, the Company excluded the dilutive impact of potential future issuances of common stock underlying the Company’s RSUs from the calculation of diluted average shares outstanding because their effect would have been antidilutive as the Company had a net loss for this period.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

3. Accounting Policies—(continued)

Net Income (Loss) Per Common Share—(continued)

The following table sets forth the computation of basic and diluted earnings weighted average shares:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Weighted-average common shares outstanding—basic	48,882,979	46,121,323	48,879,669	46,084,995
Dilutive effect of stock-based compensation awards outstanding	88,396	89,689	—	104,818

Weighted-average common shares outstanding—diluted	48,971,375	46,211,012	48,879,669	46,189,813

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 is effective for interim periods ending after September 15, 2009 and identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The objective of this statement is to replace SFAS No. 162 and to establish the FASB Accounting Standards Codification™ (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company believes that the adoption of SFAS No. 168 will have no material impact on its results of operations, financial position or cash flows.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and the Company believes that the adoption of SFAS No. 167 will have no material impact on its results of operations, financial position or cash flows.

In June 2009, the FASB issued FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 166”). SFAS No. 166 is intended to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company believes that the adoption of SFAS No. 166 will have no material impact on its results of operations, financial position or cash flows.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

3. Accounting Policies—(continued)

New Accounting Standards—(continued)

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 had no material impact on its results of operations, financial position or cash flows. The Company has evaluated subsequent events through August 6, 2009, which represents the date the Company’s Form 10-Q for the quarter ended June 30, 2009 was filed with the Securities and Exchange Commission.

In April 2009, the FASB issued Staff Position SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP 107-1 requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP 107-1 had no material impact on the Company’s results of operations, financial position or cash flows. See Note 6 for further discussion.

Effective January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161). See “Derivatives and Hedging” above. The Company's adoption of SFAS No. 161 did not have a material effect on its financial position or results of operations.

Effective January 1, 2008, the Company partially adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for measuring its derivative assets and liabilities. See further discussion at Note 4 “Derivatives and Hedging”. FASB Staff Position SFAS No. 157-2, Effective Date of FASB Statement No. 157, permits the Company to defer the recognition and measurement of its nonfinancial assets and nonfinancial liabilities until January 1, 2009. At January 1, 2009, the Company did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

Based on interest rates as of June 30, 2009, amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the twelve months ended June 30, 2010, the Company estimates, based on interest rates as of June 30, 2009, that $13,595 will be reclassified as a charge to interest expense. As of June 30, 2009, the Company effectively fixed the variable interest rate on approximately 84% of the term loan portion of the Company’s senior credit facility at 9.74%.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

4. Derivatives and Hedging—(continued)

Cash Flow Hedges of Interest Rate Risk—(continued)

As of June 30, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps – Canadian dollar instruments	2	$53,479
Interest Rate Swaps – Euro instruments	2	$173,994
Interest Rate Swaps – U.S. dollar instruments	2	$261,152

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

As of June 30, 2009, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships. The value of these contracts is recognized at fair value based on market exchange forward rates. The change in fair value of these contracts is included in foreign exchange gain/(loss).

Foreign Currency Derivative	Notional Sold	Notional Purchased
Cash flow hedges	$—	$1,540
Fair value hedges	$(13,831)	$13,635

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of June 30, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $21,388. Included in this amount are certain derivative liabilities of $8,071 that are related to counterparties that are also lenders under the Company’s senior credit facility. Liabilities to these counterparties for derivatives and borrowings made under the senior credit facility are secured by substantially all of the Company’s assets. The Company has not posted any collateral related to other derivative agreements.

Due to reduced credit limits at some of its banks, the Company has been entering into fewer foreign currency hedging arrangements and may not be able to enter into as many hedging arrangements in the future. As a result, the Company could be more exposed to the effects of currency fluctuations, both favorable and unfavorable, which could have a material impact on its results of operations.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

4. Derivatives and Hedging—(continued)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of June 30, 2009.

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives As of June 30, 2009		Liability Derivatives As of June 30, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133
Interest Rate Swaps	Other current assets	$—	Accrued expenses	$16,792

Total derivatives designated as hedging instruments under SFAS 133		$—		$16,792

Derivatives not designated as hedging instruments under SFAS 133
Foreign Currency Hedges	Other current assets	$281	Accrued expenses	$1,141

Total derivatives not designated as hedging instruments under SFAS 133		$281		$1,141

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three months ended June 30, 2009.

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations for the Three Months Ended June 30, 2009

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion), net of tax	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$(3,211)	Interest expense	$(3,699)	Interest expense	$(397)

Derivatives Not Designated as Hedging Instruments Under SFAS No. 133	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign Currency Hedges	Foreign exchange gain	$1,505

		$1,505

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

To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of June 30, 2009.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observables Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives	$281	$—	$281	$—

Total	$281	$—	$281	$—

Liabilities
Derivatives	$(17,933)	$—	$(17,933)	$—

Total	$(17,933)	$—	$(17,933)	$—

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

5. Inventories

The components of inventories are as follows at:

	June 30, 2009	December 31, 2008
Raw materials	$18,305	$17,357
Work in process	29,611	29,385
Finished units	38,343	38,801

	$86,259	$85,543

6. Debt

The Company was in compliance with the covenants under its senior credit facility at June 30, 2009. Based on information available as of the date of this report, the Company anticipates it will not be in compliance with certain financial covenants for the period ending September 30, 2009. Failing to satisfy financial covenants under the senior credit facility would constitute an event of default, upon which the lenders could terminate the revolving credit facility and accelerate the payment of all of the outstanding debt under the senior credit facility, causing it to immediately become due and payable. The Company intends to seek an amendment to its senior credit facility agreement with the lenders thereunder prior to the date upon which an event of default would occur due to its failure to demonstrate compliance with certain financial covenants for the period ending September 30, 2009. No assurances can be given that the Company will successfully obtain the lenders’ consent to amend the credit facility on this timetable, or at all, or amend covenants in a manner sufficient to adequately reduce the risk of default. In connection with any such amendments, the lenders are likely to condition their consent on increases in the fees and interest rate payable under the credit facility, among other things, and no assurance can be given that such fees and increased interest will be sustainable by the Company. Additionally, if the Company does not successfully amend the senior credit facility or if the lenders accelerate the debt under the senior credit facility so that it is payable prior to the expiration of the underlying interest rate swaps, hedge accounting under SFAS No. 133 would no longer be applicable for these interest rate swaps. Accordingly, the cumulative mark to market changes in their fair value that have been recorded in accumulated other comprehensive income (loss) through September 30, 2009 in addition to the credit valuation adjustments recorded under SFAS No. 157 would be charged to the statement of operations during the third quarter of 2009. As of June 30, 2009 this amount was $18,079. Additionally, mark to market changes subsequent to September 30, 2009 would be recorded as charges or credits to interest expense prospectively.

Previously, the Company was not in compliance with certain financial covenants for the period ended March 31, 2008 under its then existing credit facility and on April 8, 2008 and May 30, 2008, the Company amended its then existing senior credit facility agreement with the lenders thereunder. Under the amended senior credit facility agreement dated May 30, 2008, borrowings under the revolving credit facility and the term loans bear interest at the sum of, as applicable, LIBOR, the Euribor rate or CDOR plus, in each case, the applicable margin. The applicable margin increased from 2.75% to 5.50% through December 31, 2008 with three identified step downs (i.e., to 4.25%, 3.75% and 2.75%) that are contingent upon future improvements in the Company’s credit rating levels beginning January 1, 2009. Based on the 90-day LIBOR, as of June 30, 2009, approximately 84% of the Company’s long-term debt under its senior credit facility was effectively fixed by interest rate swap contracts at 9.74%, and the weighted average interest rate on the portion of the term loan facility not effectively fixed was 6.32%.

FSP 107-1 requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Accordingly, the carrying value of the debt under the senior credit facility of $581,402 exceeds its fair value of approximately $385,000 as of June 30, 2009.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

6. Debt—(continued)

During the first quarters of 2009 and 2008, the Company made mandatory debt repayments of approximately $16,100 and $9,400, respectively, based on the difference between its “pre-dividend free cash flow”, as defined in its credit facility agreement, and cash dividends paid in the prior year, multiplied by the applicable percentage. The Company also made mandatory payments of $2,600 during the second quarter of 2009. Beginning in 2009, the sum of voluntary and scheduled debt payments made in the previous year is subtracted from this result to determine the mandatory debt repayment. The Company also made scheduled quarterly debt payments of its senior debt of approximately $4,700 and $1,800 during the first quarters of 2009 and 2008, respectively and $4,700 and $2,000 during the second quarters of 2009 and 2008, respectively. During the first quarter of 2009, the Company made borrowings under its revolver of $28,000.

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

Because of the Company’s accumulated loss position and the uncertainty around the future profitability in certain tax jurisdictions, on June 30, 2009, the Company has valuation allowances for deferred tax assets primarily related to net operating loss carry forwards in the United States, the United Kingdom, Canada, Germany, Sweden and Australia.

For the three months ended June 30, 2009 and 2008, the provision for income taxes was $2,697 and $1,911, respectively. The effective tax rate was higher than the statutory rate in all periods presented due to the impact of losses incurred in certain of the Company’s U.S. and foreign subsidiaries with previously established valuation allowances in relation to the level of profitability in tax-paying subsidiaries. In addition, the effective tax rate increased for the second quarter of 2009 as compared with the second quarter of 2008 principally due to the minimal tax provision being recognized on the increase in income before income taxes in 2008 resulting from the $13,704 increase in the fair value of the Company’s interest rate swaps which occurred principally in subsidiaries with valuation allowances. For the six months ended June 30, 2009 and 2008, the provision for income taxes was $6,589 and $5,550, respectively. The increase in tax for the six months ended June 30, 2009 was primarily due to the establishment of a valuation allowance in Canada of approximately $2,850 in the first quarter of 2009.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. As of December 31, 2008, the Company had a gross unrecognized tax benefit of $4,831. During the six months ended June 30, 2009, the Company’s unrecognized tax benefit decreased by approximately $688 based principally on the outcome of a foreign tax audit.

The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense, which were immaterial for the six months ended June 30, 2009 and 2008, respectively. The tax years 2000 through 2008 remain open to examination by the major taxing jurisdictions to which the Company and its subsidiaries are subject.

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

Also, through December 31, 2008, the Company sponsored an unfunded plan that offered the opportunity to obtain health care benefits to a majority of all retired U.S. employees and their covered dependents and beneficiaries. A portion of this plan was contributory, with retiree contributions adjusted periodically. Eligibility varied according to date of hire, age and length of service. As of December 31, 2008, the Company no longer sponsors or funds its U.S. retiree health insurance program. Certain retirees also have a life insurance benefit provided at no cost.

Effective December 31, 2008, the Company froze benefit pension accruals under its Pension Plan for U.S. Salaried and Non-Union Hourly Employees (the “Pension Plan”) so that service beyond December 31, 2008 is not credited under the Pension Plan. Employees who were vested as of December 31, 2008 will be entitled to their benefit earned as of December 31, 2008. Current employees who were not vested as of December 31, 2008 will be entitled to their benefit earned as of December 31, 2008 upon five years of continuous employment from date of hire.

Additionally, during the first quarter of 2009 the Company suspended its 401(k) plan match in the United States until further notice.

As required by SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88, and 106, the following tables summarize the components of net periodic benefit cost:

Defined Benefit Plans

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Service cost	$689	$1,505	$1,397	$3,026
Interest cost	1,500	1,665	2,979	3,355
Expected return on plan assets	(788)	(1,200)	(1,547)	(2,402)
Amortization of prior service cost	22	30	43	59
Amortization of net loss	275	125	519	258

Net periodic benefit cost	$1,698	$2,125	$3,391	$4,296

Other Postretirement Benefit Plans

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Service cost	$—	$132	$—	$264
Interest cost	9	453	18	906
Amortization of prior service cost	—	(140)	—	(279)
Amortization of net gain	(1)	(17)	(2)	(35)

Net periodic benefit cost	$8	$428	$16	$856

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

9. Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

Comprehensive income for the periods ended June 30, 2009 and 2008 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net income (loss)	$1,601	$14,118	$(7,847)	$9,409
Foreign currency translation adjustments	12,132	6,649	9,681	12,353
Minimum pension liability/SFAS No. 158 Liability	(973)	(158)	(904)	(65)
Change in value of derivative instruments	60	—	11	—

Comprehensive income	$12,820	$20,609	$941	$21,697

The components of accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability/SFAS No. 158 Liability	Value of Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2008	$5,891	$(21,531)	$(13,859)	$(29,499)
Current period change, net of tax	9,681	(904)	11	8,788

Balance at June 30, 2009	$15,572	$(22,435)	$(13,848)	$(20,711)

10.	Warranties

The Company offers warranties on certain products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The Company estimates the costs that may be incurred under its warranties and records a liability for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. Changes in the Company’s combined short-term and long-term warranty liabilities during the six months ended June 30, 2009 are as follows:

Balance at December 31, 2008	$2,424
Warranties provided during period	1,183
Settlements made during period	(1,061)
Changes in liability estimates, including expirations and currency effects	(274)

Balance at June 30, 2009	$2,272

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(dollars in thousands, except per share information)

11.	Restructuring and Impairments Expense

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

During the first quarter of 2009, the Company continued its program of streamlining its operating structure and recorded restructuring expenses of approximately $700 in connection therewith. Additionally during the first quarter of 2009, the Company sold its rolls manufacturing facility in Sweden at a gain of approximately $1,200, which was partially offset by approximately $600 of costs incurred to continue with actions related to the closure of manufacturing facilities previously announced prior to the first quarter of 2009.

During the second quarter of 2009, essentially all of the Company’s restructuring expenses of approximately $1,000 were related to the streamlining of its operating structure. The Company expects to incur restructuring expenses of approximately $3,000 during the remainder of 2009, primarily related to a continuation of streamlining its operating structure.

The table below sets forth for the six months ended June 30, 2009, the significant components and activity under restructuring programs and asset impairments:

	Balance at December 31, 2008	Charges	Currency Effects	Cash Payments	Balance at June 30, 2009
Severance	$5,422	$2,136	$15	$(6,326)	$1,247
Facility costs and other	2,455	(996)	66	419	1,944

Total	$7,877	$1,140	$81	$(5,907)	$3,191

Restructuring and impairments expense by segment, which is not included in Segment Earnings (Loss) in Note 11, is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Clothing	$(198)	$115	$(130)	$115
Roll Covers	673	1,287	44	1,721
Corporate	551	1,316	1,226	1,414

Total	$1,026	$2,718	$1,140	$3,250

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

12. Business Segment Information

The Company is a global manufacturer and supplier of consumable products used primarily in the production of paper and is organized into two reportable segments: Clothing and Roll Covers. The Clothing segment represents the manufacture and sale of synthetic textile belts used to transport paper along the length of papermaking machines. The Roll Covers segment primarily represents the manufacture and refurbishment of covers used on the steel rolls of papermaking machines. The Company manages each of these operating segments separately.

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

Summarized financial information for the Company’s reportable segments is presented in the tables that follow for the three and six months ended June 30, 2009 and 2008, respectively.

	Clothing	Roll Covers	Corporate	Total
Three Months Ended June 30, 2009:
Net sales	$80,033	$40,810	$—	$120,843
Segment Earnings (Loss)	25,955	8,421	(2,467)

Three Months Ended June 30, 2008:
Net sales	$109,275	$61,118	$—	$170,393
Segment Earnings (Loss)	27,901	15,522	(6,953)

	Clothing	Roll Covers	Corporate	Total
Six Months Ended June 30, 2009:
Net sales	$157,848	$79,498	$—	$237,346
Segment Earnings (Loss)	42,831	16,319	(6,777)

Six Months Ended June 30, 2008:
Net sales	$212,854	$116,526	$—	$329,380
Segment Earnings (Loss)	51,957	29,669	(9,984)

Segment Earnings (Loss) above excludes restructuring and impairments expense.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

12. Business Segment Information—(continued)

Provided below is a reconciliation of Segment Earnings (Loss) to income before provision for income taxes for the three and six months ended June 30, 2009 and 2008, respectively.

	Three Months Ended June 30,
	2009	2008
Segment Earnings (Loss):
Clothing	$25,955	$27,901
Roll Covers	8,421	15,522
Corporate	(2,467)	(6,953)
Non-cash compensation and related expenses	(885)	197
Net interest expense	(15,570)	(766)
Depreciation and amortization	(10,130)	(11,956)
Restructuring and impairments expense	(1,026)	(2,718)
Expenses related to debt financing	—	(5,198)

Income before provision for income taxes	$4,298	$16,029

	Six Months Ended June 30,
	2009	2008
Segment Earnings (Loss):
Clothing	$42,831	$51,957
Roll Covers	16,319	29,669
Corporate	(6,777)	(9,984)
Non-cash compensation and related expenses	(1,046)	(274)
Net interest expense	(31,527)	(25,987)
Depreciation and amortization	(19,918)	(23,959)
Restructuring charges	(1,140)	(3,250)
Unrealized foreign exchange gain on revaluation of debt	—	1,985
Expenses related to debt financing	—	(5,198)

Income (loss) before provision for income taxes	$(1,258)	$14,959

13. Commitments and Contingencies

The Company is involved in various legal matters, which have arisen in the ordinary course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its financial position, results of operations or cash flow.

Environmental Matters

During the third quarter of 2008, the Company, while evaluating its facility in Australia, discovered the possibility of contamination at that facility. Subsequently, the Company had a preliminary evaluation performed, which confirmed the existence of contamination and estimated preliminary costs to remediate this facility. Based upon this evaluation, the Company accrued $4,100 in 2008 as its best estimate of the remediation costs it expected to incur. A Phase II assessment of the groundwater contamination performed for the Company during the second quarter of 2009 indicated the costs to remediate the contamination would be significantly less than originally estimated and accordingly, the Company reduced the accrual by $3,400 during the second quarter of 2009 based on this assessment.

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

The Company recorded stock-based compensation expense (income) during the three and six months ended June 30, 2009 and 2008, respectively, with respect to the following programs:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
RSU Awards (1)	$733	$(193)	$776	$274
2009 Performance Award Program (2)	152	—	270	—
Stock Awards (3)	94	—	94	—

Total	$979	$(193)	$1,140	$274

(1)	Related to restricted stock units awarded in and prior to 2009. See further discussion below.
(2)	Related to the value of expected awards for the year ending December 31, 2009 under the Company’s Performance Award Program, which was approved by the Company’s Board of Directors on March 10, 2009.
(3)	Represents the value of 60,000 shares of the Company’s common stock awarded to Mr. Maffucci on June 8, 2009 in connection with his appointment as the Company’s Executive Vice President and Chief Financial Officer.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company has used the straight-line attribution method to recognize expense for time-based RSUs granted after December 31, 2005. The Company used the graded attribution method to recognize expense for all RSUs granted prior to the adoption of SFAS No. 123R.

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

To earn common stock under performance-based RSUs granted in 2005, generally defined shareholder return targets must be met over the four years following the completion of the Company’s initial public offering on May 19, 2005 and the grantee must be employed by the Company through May 19, 2009. On May 19, 2009, all of the remaining 269,171of these RSUs were forfeited because the defined shareholder return targets had not been achieved.

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

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

14. Stock-Based Compensation—(continued)

Awards to non-employee directors vest immediately under the 2005 Plan and the underlying shares will be issued to the director upon termination of service as a member of the Board or a change in control, as defined in the 2005 Plan. Annually during 2005, 2006 and 2007, the non-employee directors were granted 12,500 RSUs in the aggregate. In July 2008, they also were granted 48,820 RSUs in the aggregate. On November 30, 2008, three members of the Board retired, which resulted in an aggregate issuance of 81,351 shares of common stock to them underlying their vested RSUs. On June 9, 2009 the non-employee directors were granted 224,715 RSUs in the aggregate.

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

During the first quarter of 2009, 54,299 shares of common stock underlying 87,000 time-based RSUs were issued; the remaining 32,701 shares underlying the RSUs were withheld from issuance in connection with minimum tax withholding requirements related to the issuance of such shares to the recipients. During the second quarter of 2009, 21,828 shares of common stock underlying 32,377 time-based RSUs were issued; the remaining 10,549 shares underlying the RSUs werewithheld from issuance in connection with minimum tax withholding requirements related to the issuance of such shares to the recipients.

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

On March 10, 2009, in accordance with the employment agreement between the Company and Mr. Stephen Light, the Company’s Chairman, President and Chief Executive Officer, the Compensation Committee of the Company's Board of Directors approved RSU grants to Mr. Light as follows: (i) 341,761 time-based RSUs; (ii) 605,209 time-based RSUs that were contingent on shareholder approval of an increase in the maximum number of shares that may be granted as stock awards to any one person in any calendar year under the 2005 Plan; and (iii) 946,969 performance-based RSUs that were contingent on shareholder approval of the same increase. Mr. Light’s employment agreement provides that he was to have been granted RSUs having a fair market value of $1,250 on January 1, 2009, or 1,893,939 RSUs, and that half of these are to vest based on his service over time while the other half vest based on the Company's performance. The 2005 Plan imposes a limit on the maximum number of shares that may be granted as stock awards to any one person in any calendar year. Those of the RSUs granted to Mr. Light that were in excess of that limit were granted contingent on shareholder approval of an amendment to the 2005 Plan to increase the limit to enable these grants. The contingent awards were not considered outstanding until approved by the shareholders. The shareholders approved the amendment on June 9, 2009.

On June 8, 2009, in connection with the appointment of Mr. David G. Maffucci as Executive Vice President and Chief Financial Officer, the Company granted to Mr. Maffucci 112,500 time-based RSUs and 37,500 performance-based RSUs. With respect to 75,000 of the time-based RSUs, the awards will vest in nearly equal installments on the first, second, and third anniversaries of the date of grant. With respect to 37,500 of the time-based RSUs, 12,500 will vest on January 3, 2010 and the remaining 25,000 will vest on January 3, 2011. Mr. Maffucci’s time-based restricted stock unit awards will vest as long as he continues to be employed by the Company on the applicable vesting dates. The time based restricted stock units may also vest, in whole or in part, in connection with a change of control (as defined in the RSU agreement) and/or termination of employment under the circumstances set forth in the restricted stock unit awards. The shareholder return based awards will generally only vest if the share price of the Company’s common stock plus dividends paid on the common stock satisfies annual targets that the Compensation Committee has established in respect of January 3, 2010 and 2011 and Mr. Maffucci continues to be employed with the Company through January 3, 2011. The shareholder return based restricted stock units may also vest, in whole or in part, if a change of control (as defined in the RSU agreement) occurs and shareholder return based requirements have previously been satisfied or are satisfied based on the transaction price.

Certain time-based RSUs and all non-employee director RSUs automatically adjust to reflect awards of additional RSUs upon payment of dividends by the Company. During the year ended December 31 2008 and the first six months of 2009, no RSUs were awarded in connection with the payment of dividends as no dividends were declared by the Company during any of those periods.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

14. Stock-Based Compensation—(continued)

A summary of RSUs outstanding as of June 30, 2009 and their vesting dates is as follows:

	Vesting Dates	Number of RSUs
Time-based RSUs granted February 26, 2008	Annually in equal installments on January 3, 2009, January 3, 2010 and January 3, 2011	50,000

Time-based RSUs granted June 13, 2008	With respect to 37,500 RSUs — annually in equal installments on June 13, 2009,

	June 13, 2010 and June 13, 2011; with respect to 60,000 RSUs—June 13, 2011	85,000

Time-based RSUs granted August 6, 2008 (contingently awarded on January 3, 2008)	Annually in equal installments on January 3, 2009, January 3, 2010 and January 3, 2011	91,334

Time-based RSUs granted at various dates during 2008	Annually in equal installments over three years	32,334

Time-based RSUs granted at various dates during 2009	With respect to 1,023,470 RSUs—annually in equal installments on January 1, 2010 and January 1, 2011; with respect to 75,000 RSUs—annually in equal installments on June 8, 2010, 2011 and 2012	1,098,470

Performance-based RSUs granted May 19, 2005 (based on shareholder return targets)	Forfeited on May 19, 2009 because shareholder return targets were not achieved.	—

Performance-based RSUs granted May 16, 2007 (based on shareholder return targets)	May 16, 2011, assuming performance criteria are achieved	376,200

Performance-based RSUs granted August 6, 2008 (based on shareholder return targets) (contingently awarded on January 3, 2008)	January 3, 2011, assuming performance criteria are achieved	137,000

Performance-based RSUs granted at various dates during 2009 (based on shareholder return targets)	January 3, 2011, assuming performance criteria are achieved	1,023,469

Non-employee directors’ RSUs	Date of grant	261,254

Total RSUs outstanding		3,155,061

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

14. Stock-Based Compensation—(continued)

RSU activity during the six months ended June 30, 2009 is presented below.

	Number of RSUs	Price Range of Grant-Date Fair Value Price Per RSU	Weighted Average Grant-Date Fair Value Price Per RSU
Outstanding, December 31, 2008	1,358,585	$3.77 - 12.01	$7.50
Granted	2,346,654	0.54 - 1.57	1.30
Forfeited	(430,802)	5.12 -11.66	9.80
Issued or withheld for tax withholding purposes	(119,376)	3.89 - 5.40	5.22

Outstanding, June 30, 2009	3,155,061	$0.54 -12.01	$2.66

Vested, June 30, 2009 (1)	261,254	$1.43 -12.01	$2.13

(1)	Vested RSUs at June 30, 2009 consist entirely of non-employee director RSUs. The common stock underlying these RSUs will be issued to the directors upon termination of their service as members of the Board and/or a change in control, as defined in the 2005 Plan. The total grant-date fair value of such non-employee directors RSUs that vested during the six months ended June 30, 2009 was $200.

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

For the performance-based RSUs granted in 2008, 2007 and 2005 (none granted in 2006), the Company calculated the grant-date fair value of performance-based RSUs by using a Monte Carlo pricing model and the following assumptions:

	For Performance- Based RSUs Granted at various dates during 2009	For Performance- Based RSUs Granted August 6, 2008 (contingently awarded January 3, 2008)	For Performance- Based RSUs Granted May 16, 2007	For Performance- Based RSUs Granted May 19, 2005
Expected term (i)	1 1/2 to 2 years	3 years	4 years	4 years
Expected volatility (ii)	116% and 119%	44%	39%	37%
Expected dividends (iii)	None	None	$0.45 per year ($0.1125 per quarter)	$0.90 per year ($0.225 per quarter)
Risk-free interest rate (iv)	0.99% to 1.17%	2.64%	4.32%	3.73%

(i)

Expected term. Performance-based RSUs expire three years after the grant date for the 2008 awards and four years after the grant date for the 2007 and 2005 awards. For 2009 awards, the RSUs expire after approximately 1  1/2 to 2 years.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

14. Stock-Based Compensation—(continued)

Assumptions—(continued)

(ii)	Expected volatility. The Company is responsible for estimating the volatility of the price of its common stock and has considered a number of factors, including third party estimates, to determine its expected volatility. For the 2008, 2007 and 2005 awards, the Company performed a peer group analysis of historical and implied volatility measures rather than using its own historical volatility because it had been a public company for a relatively short period of time (i.e., since its initial public offering on May 19, 2005). Based upon the peer group analysis, the Company determined to use a 44%, 39% and 37% volatility assumption for performance-based RSUs granted in 2008, 2007 and 2005, respectively, which is the midpoint of the range developed by looking at the peer group. For the 2009 awards, after being a public company for four years, the Company determined to use its own historical volatility rather than a peer group analysis. The volatility for the 2009 awards was 116% and 119%.
(iii)	Expected dividends. Based on the Company’s dividend policy in place at the time of the performance-based RSU grants on May 19, 2005, an assumed continuation of quarterly dividends at the rate of $0.225 per share of common stock was used for the purposes of the application of the Monte Carlo pricing model. On May 2, 2007, the Company modified its credit agreement to limit the amount of any quarterly dividends payable on its common stock to not more than $0.1125 per share. Accordingly, for the performance-based RSUs that were granted on May 16, 2007, the Company assumed continuation of quarterly dividends at the rate of $0.1125 per share of common stock for the purposes of the application of the Monte Carlo pricing model. On May 30, 2008, the Company amended its credit facility. No dividends are permitted to be paid on the Company’s common stock through May 2012, the maturity date of the term loans under the amended senior credit facility. Accordingly no dividends were assumed for the 2008 or 2009 awards for purposes of the application of the Monte Carlo pricing model.
(iv)	Risk-free interest rate. The yield on zero-coupon U.S. Treasury securities for the period that is commensurate with the expected term assumptions.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

14. Stock-Based Compensation—(continued)

Assumptions—(continued)

Forfeitures

As the time-based and performance-based RSUs require continued employment up to the time of vesting, the amount of stock-based compensation recognized during a period is required to include an estimate of forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is related to employee attrition and based on a historical analysis of its employee turnover. This analysis is re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will be only for those shares that meet the requirements of continued employment up to the time of vesting. The Company estimated its forfeiture rates as of June 30, 2009 to be as follows:

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

As of June 30, 2009, there was approximately $2,800 of total unrecognized compensation expense related to unvested share-based awards which is expected to be recognized over a weighted average period of 1.7 years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated interim financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. The discussion included in this section, as well as other sections of this Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Undue reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance, or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include the following items:

•

based on information available as of the date of this report, we anticipate we will not be in compliance with certain financial covenants in our senior credit facility for the period ending September 30, 2009. We intend to seek an amendment to our senior credit facility agreement with the lenders thereunder prior to the date upon which an event of default would occur due to our failure to demonstrate compliance with certain financial covenants for the period ending September 30, 2009, although no assurances can be given that we will successfully obtain the lenders’ consent to amend the credit facility on this timetable, or at all, or amend covenants in a manner sufficient to adequately reduce the risk of default;

•

in the event that we are not in compliance with certain financial covenants in our senior credit facility for the period ending September 30, 2009, our lenders could terminate our revolving credit facility and accelerate the repayment of all of the outstanding debt under our senior credit facility, causing it to immediately become due and payable and counterparties may have the right to terminate our existing interest rate swaps if we are not able to reach agreement on amendment of our financial covenants or otherwise refinance our credit facility;

•

in the event that we are not in compliance with certain financial covenants in our senior credit facility for the period ending September 30, 2009 and if we are able to reach agreement on amendment of our financial covenants or otherwise refinance our credit facility, we may be required to pay substantial fees and our borrowing costs are likely to increase, and we may not have sufficient cash to pay such increased fees and costs;

•

absent an amendment to our senior credit facility agreement as discussed above, based on our current internal forecasts, we anticipate we will not be in compliance with certain financial covenants for the period ending September 30, 2009. Our ability to generate cash sufficient to service our debt also depends on our ability to achieve our financial forecasts. Our forecasts are based on certain assumptions that may or may not materialize as we expect regarding (i) demand for paper products, (ii) the level of paper production and inventories, (iii) the number of mills producing paper, (iv) the financial health of our customers, (v) the stability of product prices, (vi) the strength of market acceptance of new products, (vii) the absence of dramatic increases in commodity prices, (viii) our ability to maintain hedge accounting for our interest rate swaps, (ix) the beginning of an economic recovery in the global paper market in 2009, with the effect of increasing our revenues and profits, (x) the value of the Euro relative to the U.S. dollar from its current level and (xi) our ability to implement and continue planned cost reductions;

•	we may not have sufficient cash to fund our operations should the current conditions in the global paper market continue;

•

we have entered into fewer hedging arrangements due to reduced credit limits at some of our banks and may not be able to enter into as many hedging arrangements in the future. As a result, we could be more exposed to the effects of currency fluctuations, both favorable and unfavorable, which could have a material impact on our results of operations;

•

we are subject to the risk of weaker economic conditions in the locations around the world where we conduct business, including without limitation the current turmoil in the global paper markets and the impact of the current global economic crisis on the paper industry and our customers;

•

our strategies and plans, including, but not limited to, those relating to the decrease in our financial leverage, developing new products, enhancing our operational efficiencies and reducing costs may not result in the anticipated benefits;

•	we may not achieve compliance with the NYSE continued listing standards;

•	our profitability could be adversely affected by fluctuations in interest rates;

•	we may not be able to develop and market new products successfully;

•	we may not be successful in developing new technologies or in competing against new technologies developed by competitors;

•	we may have insufficient cash to fund growth and unexpected cash needs after satisfying our debt service obligations due to our high degree of leverage and significant debt service obligations;

•

there can be no assurance that in future periods we will be able to assert that our hedge transactions are probable of occurring, and thus there can be no assurance that the interest rate swaps will continue to qualify for hedge accounting;

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

Recent Developments

Senior Credit Facility

Our senior credit facility requires that we satisfy certain operating requirements and financial covenant ratios in order to avoid a default or event of default under the facility. See “Credit Facility” below. As of June 30, 2009, the Company was in compliance with all of the covenants under its senior credit facility. Absent a significant recovery in revenue resulting from an economic revival in the paper industry, we anticipate that we will not be in compliance with certain financial covenants for the period ending September 30, 2009 and intend to seek an amendment to our senior credit facility agreement with the lenders prior to the date when an event of default would occur due to our failure to demonstrate compliance with certain financial covenants for the period ending September 30, 2009. We have begun work toward this amendment, initiating contact with our lenders, although no assurances can be given that we will successfully obtain the lenders’ consent to amend the credit facility on this timetable, or at all, or amend covenants in a manner sufficient to adequately reduce the risk of default. We have created a steering committee of our Board of Directors to lead this activity and have retained AlixPartners, LLC as our financial advisor to assist in this process. Failing to satisfy financial covenants under the senior credit facility would constitute an event of default, upon which the lenders could terminate the revolving credit facility and accelerate the repayment of all of the outstanding debt under the senior credit facility, causing it to immediately become due and payable. Any such acceleration of our obligations would likely cause other lenders and contractual counterparties, including counterparties to our interest rate swap agreements and other hedge agreements to terminate and/or to accelerate our obligations under other financing and credit instruments and agreements. Should the lenders and/or other counterparties demand immediate repayment of all of our obligations, we expect that we would be unable to pay such obligations.

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

On March 27, 2009, we were notified by the NYSE that it has accepted our plan for continued listing on the NYSE. As a result, our common stock will continue to be listed on the NYSE during the compliance period, subject to quarterly reviews by the NYSE to monitor our progress against the approved plan for continued listing.

With respect to the $1.00 minimum price standard, we initially had six months from the date of receipt of the notification from the NYSE to bring our share price and average share price over $1.00. However, the NYSE suspended the $1.00 minimum price requirement through June 30, 2009. On July 8, 2009, we announced that we were notified by the NYSE that because our closing price and average share price for the 30 days ended June 29, 2009 was above $1.00, we are no longer considered to be below the $1.00 continued listing criterion. However, the Company’s stock price has since varied above and below $1.00 and, should we fall out of compliance again, we would have six months to regain compliance.

The Company has 18 months from the original non-compliance notification date on December 29, 2008 in which to regain compliance with the NYSE’s revised $50 million market capitalization and $50 million stockholders’ equity requirement. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards could result in our common stock being delisted from the NYSE.

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

During 2008, especially the latter part of the year, the global paper industry experienced a sharp reduction in production levels, caused by the general slowdown in economic activity and the related paper consumption decline during the same period. The slowdown of production was across all grades of paper production, but most notably in the packaging grades and newsprint. For packaging grades, demand is directly related to broad manufacturing and transportation activity reduction, while newsprint demand has been increasingly declining over a number of years due to the greater prevalence of electronic media, exacerbated in recent months by a reduction in print advertising. One of the results of the recent reduction in demand for paper products is that the inventory of paper at the paper-makers has increased significantly and production slowdowns, curtailments and idling of paper-making machines have been occurring at a sharply increasing rate since October 2008 and have continued into 2009. Regionally, North America and Europe have seen the most significant production declines. Paper production in those regions decreased in 2008 and is expected to decrease further in 2009. While we were successful in reducing the rate of price decrease in 2008 for the products we sell to the paper-makers and prices have remained relatively stable in the first half of 2009, there continues to be price pressure due to our competitors pursuing market growth at this time of lower overall demand in our market.

In the quarters ended September 30, 2008 and December 31, 2008, due to the global economic crisis and the lack of credit availability that may affect our customers’ demand for products and their ability to pay their debts, we assessed the impact of this crisis on our customers and our industry, and changed our estimates of net realizable value of receivables and inventories. For example, two of our major customers, who collectively represent approximately 5% of 2008 revenues, have experienced financial difficulties and filed for bankruptcy protection in 2009. As of March 31, 2009, we had fully reserved for all amounts due from these customers. As of June 30, 2009, the Company determined it does not need to reserve for the post-bankruptcy receivables, due to the improved financial situation for these customers. The Company continues to reserve for pre-bankruptcy receivables. Decreases in orders from these customers or future payment problems from these or other customers could have a material adverse effect on our sales and profitability, which in turn could impact our ability to satisfy the covenant requirements in our credit facility.

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

We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed on a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is selected to fit each individual paper-making machine and process. For the three months ended June 30, 2009, our clothing segment represented 66% of our net sales.

Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by the paper producer. Roll covers are tailored to each individual paper-making machine and process, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and manufacture spreader rolls. For the three months ended June 30, 2009, our roll covers segment represented 34% of our net sales.

Industry Trends and Outlook

Historically, demand for our products has been driven primarily by the volume of paper produced on a worldwide basis. According to the Food and Agriculture Organization of the United Nations, the volume of paper production between 1980 and 2007 increased at a compound annual growth rate of approximately 3.07%. There can be no assurance that the industry will continue to grow at a similar rate and it is possible that paper production may decline in any specific period compared to prior periods, as production declined globally for the latter half of 2008 and the first half of 2009. Generally, and over time, we expect growth in paper production to be greater in Asia, South America and Eastern Europe than in the more mature North American and Western European regions where demand may potentially decline.

The profitability of paper producers has historically been highly cyclical due to wide swings in the price of paper, driven to a high degree by the oversupply of paper during periods when paper producers have more aggregate capacity than the market requires. A sustained downturn in the paper industry, either globally or in a particular region, can cause paper manufacturers to reduce production or cease operations, which could adversely affect our revenues and profitability. Since 2000, paper producers have taken actions that seek to structurally improve the balance between the supply of and demand for paper. As part of these efforts, they have permanently shut down many paper-making machines. Between 2001 and 2004 the bulk of these closures occurred in North America. Announcements by paper producers concerning temporary and permanent shutdowns of paper-making machines in both North America and Europe have continued. During 2005 through the first half of 2009, the sales and profitability of our North American and European operations were adversely affected by these shutdowns. Papermakers continue to experience low levels of profitability, and we believe that further consolidation among papermakers, reducing the number of paper producers, and shutdowns of paper-making machines will occur in Europe and North America, until there is a better balance between supply and demand for paper and the profit levels of paper producers improve. This rebalancing will be accelerated during the current global economic recession. Over a number of years, consumption growth of paper is expected to drive an increase in the global production rates required to maintain balance between supply and demand although it is highly likely that a consumption slow-down and related effect on global paper production will continue in the near term, exacerbated by the global economic crisis. Also affecting machine curtailments are structural productivity gains from improved products that we and our competitors supply.

Global paper production growth that does occur would be moderated by the level of industry consolidation and paper-machine shutdown activity that is a continuing underlying trend in North America and Western Europe. We also believe that, in addition to industry consolidation and paper machine shutdown activity in North America and Western Europe, the trend towards new paper machine designs which have fewer rolls and market recognition of extended life of our roll cover products has been and will continue to negatively impact demand for these products and that the volume potential for the roll covers business will slowly diminish. Additionally, we are seeing a trend that paper producers are placing an increasing emphasis on maintenance cost reduction and, as a result, are extending the life of roll covers through additional maintenance cycles before replacing them.

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

The negative paper industry trends described above are likely to continue. We believe that in the current economic environment, the paper industry will experience reduced demand, increased emphasis on cost reduction, and sustained paper-machine shutdown activity than would have been the case in the absence of the economic crisis.

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

Sales in our roll covers segment include our mechanical services business. We have expanded this business in response to demand from paper producers that we perform work on the internal mechanisms of a roll while we refurbish or replace a roll cover. In our clothing segment, a portion of our business has been conducted pursuant to consignment arrangements under which we do not recognize a sale of a product to a customer until the customer places the product into use, which typically occurs some period after the product is shipped to the customer or to a warehouse location near the customer’s facility. We are striving to reduce the number of consignment arrangements and increase the use of standard terms of sale under which we recognize a sale upon product shipment. We made progress with this initiative in 2008 and expect this effort to be successful over several years.

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

The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $2.7 million and $3.2 million for the three months ended June 30, 2009 and 2008, respectively.

Foreign Exchange

We have a geographically diverse customer base. For the three months ended June 30, 2009, approximately 36% of our sales was in Europe, 36% was in North America, 17% was in Asia-Pacific, 9% was in South America and 2% was in the rest of the world.

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

Currency fluctuations have a greater effect on the level of our net sales than on the level of our income from operations. For example, for the three months ended June 30, 2009 as compared with the three months ended June 30, 2008, the change in the value of the U.S. Dollar against the currencies we conduct our business in resulted in currency translation decreases in net sales and income from operations of $17.0 million and $2.0 million, respectively. Although the results for the three months ended June 30, 2009 reflect a period in which the value of the U.S. Dollar increased against the currencies in which we conduct the majority of our non-U.S. Dollar denominated business as compared to the three months ended June 30, 2008, we would expect a similar but opposite effect in a period in which the value of the U.S. Dollar decreases. For any period in which the value of the U.S. Dollar changes relative to other currencies, we would expect our income from operations to be proportionately affected less than our net sales.

During the three and six months ended June 30, 2009, we conducted business in 11 foreign currencies. The following table provides the average exchange rate for the three and six months ended June 30, 2009 and 2008, respectively, of the U.S. Dollar against each of the four foreign currencies in which we conduct the largest portion of our operations, and indicates the percentage of our net sales for the three and six months ended June 30, 2009 denominated in such foreign currency.

Currency	Average exchange rate of the U.S. Dollar for the three months ended June 30, 2009	Average exchange rate of the U.S. Dollar for the three months ended June 30, 2008	Percentage of net sales for the three months ended June 30, 2009 denominated in such currency
Euro	$1.36 = 1 Euro	$1.56 = 1 Euro	41.9%
Canadian Dollar	$0.86 = 1 Canadian Dollar	$0.99 = 1 Canadian Dollar	6.7%
Brazilian Real	$0.48 = 1 Brazilian Real	$0.60 = 1 Brazilian Real	7.6%
Australian Dollar	$0.76 = 1 Australian Dollar	$0.94 = 1 Australian Dollar	7.2%

Currency	Average exchange rate of the U.S. Dollar for the six months ended June 30, 2009	Average exchange rate of the U.S. Dollar for the six months ended June 30, 2008	Percentage of net sales for the six months ended June 30, 2009 denominated in such currency
Euro	$1.33 = 1 Euro	$1.53 = 1 Euro	41.9%
Canadian Dollar	$0.83 = 1 Canadian Dollar	$0.99 = 1 Canadian Dollar	6.4%
Brazilian Real	$0.46 = 1 Brazilian Real	$0.59 = 1 Brazilian Real	8.9%
Australian Dollar	$0.71 = 1 Australian Dollar	$0.92 = 1 Australian Dollar	6.7%

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

Due to reduced credit limits at some of our banks, we have been entering into fewer foreign currency hedging arrangements and may not be able to enter into as many hedging arrangements in the future. As a result, we could be more exposed to the effects of currency fluctuations, both favorable and unfavorable, which could have a material impact on our results of operations.

Cost Reduction Programs

An important part of our long-term operating strategy is to seek to reduce our overall costs and improve our competitiveness. As a part of this effort, we have engaged in a series of cost reduction programs, which were designed to improve the cost structure of our global operations in response to changing market conditions. These cost reduction programs include headcount reductions throughout the world as well as plant closures that have rationalized production among our facilities to better enable us to meet customer demands.

During the first quarter of 2009, we continued our program of streamlining our operating structure and recorded restructuring expenses of approximately $0.7 million in connection therewith. Additionally, during 2009 we sold our rolls manufacturing facility in Sweden at a gain of approximately $1.2 million, which was partially offset by approximately $0.6 million of costs incurred to continue with actions related to the closure of manufacturing facilities announced prior to the first quarter of 2009. During the second quarter of 2009, essentially all of the $1.0 million of restructuring expenses we recorded were related to streamlining our operating structure. We expect to incur restructuring expenses of approximately $3 million during the remainder of 2009, primarily related to continuing our program of streamlining our operating structure.

During the first quarter of 2009, we also froze one of our U.S. employee pension plans, terminated our retiree medical plan, suspended contributions to our U.S. 401(k) program, froze salaries, delayed union contract wage increases, curtailed travel and halted work on our Vietnam project.

Results of Operations

The tables that follow set forth for the periods presented certain consolidated operating results and the percentage of net sales they represent:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Net sales	$120.8	$170.4	$237.3	$329.4
Cost of products sold	75.2	101.6	147.4	197.3
Selling expenses	16.1	21.8	32.6	42.3
General and administrative expenses	6.5	23.4	19.7	42.1
Restructuring and impairments expenses	1.0	2.7	1.1	3.2
Research and development expenses	2.7	3.2	5.4	6.2

Income from operations	19.3	17.7	31.1	38.3
Interest expense, net	(15.6)	(0.8)	(31.5)	(25.9)
Foreign exchange gain (loss)	0.6	(0.9)	(0.8)	2.6

Income (loss) before provision for income taxes	4.3	16.0	(1.2)	15.0
Provision for income taxes	2.7	1.9	6.6	5.6

Net income (loss)	$1.6	$14.1	$(7.8)	$9.4

Percentage of Sales

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	62.3	59.6	62.1	59.9
Selling expenses	13.3	12.8	13.7	12.8
General and administrative expenses	5.4	13.7	8.3	12.8
Restructuring and impairments expenses	0.8	1.6	0.5	1.0
Research and development expenses	2.3	1.9	2.3	1.9

Income from operations	15.9	10.4	13.1	11.6
Interest expense, net	(12.9)	(0.5)	(13.3)	(7.9)
Foreign exchange gain (loss)	0.5	(0.5)	(0.3)	0.8

Income (loss) before provision for income taxes	3.5	9.4	(0.5)	4.5
Provision for income taxes	2.2	1.1	2.8	1.7

Net income (loss)	1.3%	8.3%	(3.3)%	2.8%

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008.

Net Sales. Net sales for the three months ended June 30, 2009 decreased by $49.6 million, or 29.1%, to $120.8 million from $170.4 million for the three months ended June 30, 2008. For the three months ended June 30, 2009, 66% of our net sales were in our clothing segment and 34% were in our roll covers segment.

In our clothing segment, net sales for the three months ended June 30, 2009 decreased by $29.3 million, or 26.8%, to $80.0 million from $109.3 million for the three months ended June 30, 2008 primarily due to (i) decreased worldwide sales volume and (ii) unfavorable currency effects on net sales of $12.4 million related to the translation of sales made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes. The decrease was partially offset by favorable currency effects on pricing related to sales prices indexed in U.S. Dollars by certain non-U.S. operations of $1.5 million. Overall pricing levels in our clothing segment increased slightly less than 1% during the three months ended June 30, 2009 as compared with the three months ended June 30, 2008.

In our roll covers segment, net sales for the three months ended June 30, 2009 decreased by $20.3 million or 33.2%, to $40.8 million from $61.1 million for the three months ended June 30, 2008. The decrease was primarily due to (i) decreased worldwide sales volumes and (ii) unfavorable currency effects on net sales of $4.6 million related to the translation of sales made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes. Overall pricing levels in our roll covers segment increased by approximately 1% during the three months ended June 30, 2009 as compared with the three months ended June 30, 2008.

Cost of Products Sold. Cost of products sold for the three months ended June 30, 2009 decreased by $26.4 million, or 26.0%, to $75.2 million from $101.6 million for the three months ended June 30, 2008.

In our clothing segment, cost of products sold decreased by $16.0 million, or 25.0%, to $48.1 million for the three months ended June 30, 2009 from $64.1 million for the three months ended June 30, 2008 primarily due to (i) lower sales volumes during the three months ended June 30, 2009 as compared with the three months ended June 30, 2008, (ii) favorable currency effects of $7.3 million related to the translation of expenses made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes and (iii) the $1.1 million impact of a lower cost structure, resulting from our cost reduction programs, during the three months ended June 30, 2009 as compared with the three months ended June 30, 2008.

In our roll covers segment, cost of products sold decreased by $10.4 million, or 27.7%, to $27.1 million for the three months ended June 30, 2009 from $37.5 million for the three months ended June 30, 2008 primarily due to (i) lower sales volumes during the three months ended June 30, 2009 as compared with the three months ended June 30, 2008, (ii) favorable currency effects of $3.0 million related to the translation of expenses made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes and (iii) the $1.2 million impact of a lower cost structure, resulting from our cost reduction programs, during the three months ended June 30, 2009 as compared with the three months ended June 30, 2008.

Selling Expenses. For the three months ended June 30, 2009, selling expenses decreased by $5.7 million, or 26.1%, to $16.1 million from $21.8 million for the three months ended June 30, 2008. The decrease was primarily due to the impact of (i) a reduction in salaried sales positions, commissions and travel expenses, (ii) favorable currency effects of $2.3 million related to the translation of expenses made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes during the three months ended June 30, 2009 as compared with the three months ended June 30, 2008 and (iii) the $0.7 million impact of a lower cost structure, resulting from our cost reduction programs, during the three months ended June 30, 2009 as compared with the three months ended June 30, 2008.

General and Administrative Expenses. For the three months ended June 30, 2009, general and administrative expenses decreased by $16.9 million, or 72.2%, to $6.5 million from $23.4 million for the three months ended June 30, 2008. The decrease was primarily due to (i) a decrease in consulting, legal and bank fees of $5.2 million for the three months ended June 30, 2009 as compared with the three months ended June 30, 2008, relating to the amendment of our senior credit facility on May 30, 2008, (ii) a decrease in environmental expense of $3.4 million as a result of a Phase II assessment during the second quarter of 2009 that indicated that remediation costs in Australia would be significantly less than originally estimated, (iii) a decrease in litigation accruals of $2.3 million for Brazilian labor matters and other legal matters, (iv) favorable currency translation effects of $1.9 million, (v) decreased provisions for bad debts of approximately $1.4 million and (vi) decreased salaries, travel and other costs as a result of cost reduction efforts during the three months ended June 30, 2009 as compared with the three months ended June 30, 2008.

Restructuring and Impairments Expenses. For the three months ended June 30, 2009, restructuring and impairments expenses decreased by $1.7 million, or 63.0%, to $1.0 million from $2.7 million for the three months ended June 30, 2008. Restructuring expenses result from our long-term strategy to reduce production costs and improve long-term competitiveness as described above under “Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities and through headcount reductions. For the three months ended June 30, 2009, restructuring expenses consisted almost entirely of severance costs.

Research and Development Expenses. For the three months ended June 30, 2009, research and development expenses decreased by $0.5 million, or 15.6%, to $2.7 million from $3.2 million for the three months ended June 30, 2008 primarily due to lower salary and supply costs and to favorable currency effects during the three months ended June 30, 2009 as compared with the three months ended June 30, 2008.

Interest Expense, Net. Net interest expense for the three months ended June 30, 2009 increased by $14.8 million to $15.6 million from $0.8 million for the three months ended June 30, 2008. The increase is primarily attributable to (i) the $13.7 million credit to interest expense in 2008 in connection with the change in the fair value of our interest rate swaps due to the loss of hedge accounting for the first six months of 2008 and (ii) increased interest rates during the three months ended June 30, 2009 as compared with the three months ended June 30, 2008 resulting from the amendment of our senior credit facility on May 30, 2008.

Foreign Exchange Gain (Loss). For the three months ended June 30, 2009 and 2008, we had a foreign exchange gain of $0.6 million and a foreign exchange loss of $0.9 million, respectively. Foreign exchange gains and losses were primarily the result of hedging and intercompany activities.

Provision for Income Taxes. For the three months ended June 30, 2009 and 2008, the provision for income taxes was $2.7 million and $1.9 million, respectively. The effective tax rate increased for the second quarter of 2009 as compared with the second quarter of 2008 principally due to (i) minimal tax provision being recognized on the increase in income before income taxes in 2008 resulting from the $13.7 million increase in the fair value of the Company’s interest rate swaps in 2008 which occurred principally in subsidiaries with valuation allowances and (ii) to the impact of losses incurred in certain of the Company’s U.S. and foreign subsidiaries with previously established valuation allowances in relation to the level of profitability in tax-paying subsidiaries.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008.

Net Sales. Net sales for the six months ended June 30, 2009 decreased by $92.1 million, or 28.0%, to $237.3 million from $329.4 million for the six months ended June 30, 2008. For the six months ended June 30, 2009, 66% of our net sales were in our clothing segment and 34% were in our roll covers segment.

In our clothing segment, net sales for the six months ended June 30, 2009 decreased by $55.1 million, or 25.9%, to $157.8 million from $212.9 million for the six months ended June 30, 2008 primarily due to (i) decreased sales volume, primarily in Europe and North America and (ii) unfavorable currency effects on net sales of $26.0 million related to the translation of sales made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes. The decrease was partially offset by favorable currency effects on pricing related to sales prices indexed in U.S. Dollars by certain non-U.S. operations of $6.3 million. Overall pricing levels in our clothing segment remained unchanged during the six months ended June 30, 2009 as compared with the six months ended June 30, 2008.

In our roll covers segment, net sales for the six months ended June 30, 2009 decreased by $37.0 million, or 31.8%, to $79.5 million from $116.5 million for the six months ended June 30, 2008. The decrease was primarily due to (i) decreased worldwide sales volumes and (ii) unfavorable currency effects on net sales of $9.3 million related to the translation of sales made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes. Overall pricing levels in our roll covers segment increased by approximately 1% during the six months ended June 30, 2009 as compared with the six months ended June 30, 2008.

Cost of Products Sold. Cost of products sold for the six months ended June 30, 2009 decreased by $49.9 million, or 25.3%, to $147.4 million from $197.3 million for the six months ended June 30, 2008.

In our clothing segment, cost of products sold decreased by $31.6 million, or 25.0%, to $94.9 million for the six months ended June 30, 2009 from $126.5 million for the six months ended June 30, 2008 primarily due to (i) lower sales volumes during the six months ended June 30, 2009 as compared with the six months ended June 30, 2008, (ii) favorable currency effects of $15.5 million related to the translation of expenses made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes during the six months ended June 30, 2009 as compared with the six months ended June 30, 2008 and (iii) the $1.2 million impact of a lower cost structure, resulting from our cost reduction programs, during the six months ended June 30, 2009 as compared with the six months ended June 30, 2008.

In our roll covers segment, cost of products sold decreased by $18.3 million, or 25.8%, to $52.5 million for the six months ended June 30, 2009 from $70.8 million for the six months ended June 30, 2008. The decrease in cost of products sold was primarily due to (i) lower worldwide sales volumes during the six months ended June 30, 2009, (ii) favorable currency effects of $5.8 million related to the translation of expenses made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes during the six months ended June 30, 2009 as compared with the six months ended June 30, 2008 and (iii) the $1.2 million impact of a lower cost structure, resulting from our cost reduction programs, during the six months ended June 30, 2009 as compared with the six months ended June 30, 2008.

Selling Expenses. For the six months ended June 30, 2009, selling expenses decreased by $9.7 million, or 22.9%, to $32.6 million from $42.3 million for the six months ended June 30, 2008. The decrease was primarily due to (i) the impact of a reduction in salaried sales positions, commissions and travel expenses, (ii) favorable currency effects of $4.8 million during the six months ended June 30, 2009 as compared with the six months ended June 30, 2008 and (iii) the $0.7 million impact of a lower cost structure, resulting from our cost reduction programs, during the three months ended June 30, 2009 as compared with the three months ended June 30, 2008.

General and Administrative Expenses. For the six months ended June 30, 2009, general and administrative expenses decreased by $22.4 million, or 53.2%, to $19.7 million from $42.1 million for the six months ended June 30, 2008. The decrease was primarily due to (i) a decrease in consulting, legal and bank fees of $5.2 million for the six months ended June 30, 2009 as compared with the six months ended June 30, 2008, which include fees relating to the amendment of our senior credit facility on May 30, 2008, (ii) a decrease in environmental expense of $3.4 million as a result of a Phase II assessment during the second quarter of 2009 that indicated that remediation costs in Australia would be significantly less than originally estimated, (iii) a decrease in litigation accruals of $2.3 million for Brazilian labor matters and other legal matters, (iv) a decrease in management incentive bonus and stock-based compensation expense of $1.1 million, (v) favorable currency translation effects of $3.9 million, (vi) decreased provisions for bad debts of approximately $3.1 million and (vii) decreased salaries, travel and other costs as a result of cost reduction efforts during the six months ended June 30, 2009 as compared with the six months ended June 30, 2008.

Restructuring Expenses. For the six months ended June 30, 2009, restructuring expenses decreased by $2.1 million, or 65.6%, to $1.1 million from $3.2 million for the six months ended June 30, 2008. Restructuring expenses result from our long-term strategy to reduce costs and improve long-term competitiveness as described above under “Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities and through headcount reductions. For the six months ended June 30, 2009, restructuring expenses consisted of severance costs and facility costs of $2.1 million and $0.2 million, respectively. These costs were offset by the $1.2 million gain on the sale of our Swedish roll covers facility on March 31, 2009.

Research and Development Expenses. For the six months ended June 30, 2009, research and development expenses decreased by $0.8 million, or 12.9%, to $5.4 million from $6.2 million for the six months ended June 30, 2008 primarily to lower material and supply costs and to favorable currency effects during the six months ended June 30, 2009 as compared with the six months ended June 30, 2008.

Interest Expense, Net. Net interest expense for the six months ended June 30, 2009 increased by $5.6 million, or 21.6%, to $31.5 million from $25.9 million for the six months ended June 30, 2008. The increase is primarily attributable to increased interest rates during the six months ended June 30, 2009 as compared with the six months ended June 30, 2008 resulting from the amendment of our senior credit facility on May 30, 2008. The increase was partially offset by (i) the $1.5 million credit to interest expense in 2008 in connection with the change in the fair value of our interest rate swaps due to the loss of hedge accounting for the first six months of 2008 and (ii) favorable currency effects of $1.9 million.

Foreign Exchange Gain (Loss). For the six months ended June 30, 2009, we had an unrealized foreign exchange loss of $0.8 million compared to a gain of $2.6 million for the six months ended June 30, 2008. The gain in 2008 was primarily attributable to mark-to-market gains on fair value hedges, including gains on hedges for which the underlying foreign exchange exposure on certain intercompany debt no longer existed in the first quarter of 2008, and gains on hedges on future purchases of equipment. Foreign exchange gains and losses during the first half of 2009 were primarily the result of hedging and intercompany activities.

Provision for Income Taxes. For the six months ended June 30, 2009 and 2008, the provision for income taxes was $6.6 million and $5.6 million, respectively. The increase in tax was primarily due to the establishment of a valuation allowance in Canada of $2.9 million in the first quarter of 2009 and to the impact of losses incurred in certain of our U.S. and foreign subsidiaries with previously established valuation allowances in relation to the level of profitability in tax-paying subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Our operations are highly dependent upon the paper production industry and the degree to which the paper industry is affected by global economic conditions and the availability of credit. Demand for our products could continue to decline if paper manufacturers are unable to obtain required financing or if the economic slowdown causes additional mill closures or continued inventory build-up. In addition, the global economic crisis and the ensuing lack of credit availability may affect our customers’ ability to pay their debts which could have a negative impact on our Company. These factors would impact our liquidity and our ability to satisfy the covenant requirements of our credit facility.

As of June 30, 2009, the Company was in compliance with all of the covenants under its senior credit facility. Our ability to satisfy the covenants required by our credit facility is contingent on our ability to achieve our financial forecasts. These forecasts are based on certain assumptions regarding demand for paper products, the level of paper production and inventories, the number of mills producing paper and the financial health and access to capital of the paper producers. Absent a significant recovery in revenue resulting from an economic revival in the paper industry, we anticipate that we will not be in compliance with certain financial covenants for the period ending September 30, 2009 and intend to seek an amendment to our senior credit facility agreement with the lenders prior to the date when an event of default would occur due to our failure to demonstrate compliance with certain financial covenants for the period ending September 30, 2009. We have begun work toward this amendment, initiating contact with our lenders, although no assurances can be given that we will successfully obtain the lenders’ consent to amend the credit facility on this timetable, or at all, or amend covenants in a manner sufficient to adequately reduce the risk of default. We have created a steering committee of the Board of Directors to lead this activity and have retained AlixPartners, LLC as our financial advisor to assist in this process. Failing to satisfy financial covenants under the senior credit facility would constitute an event of default, upon which the lenders could terminate the revolving credit facility and accelerate the repayment of all of the outstanding debt under the senior credit facility, causing it to immediately become due and payable. Any such acceleration of our obligations would likely cause other lenders and contractual counterparties, including counterparties to our interest rate swap agreements and other hedge agreements to terminate and/or to accelerate our obligations under other financing and credit instruments and agreements. Should the lenders and/or other counterparties demand immediate repayment of all of our obligations, we expect that we would be unable to pay such obligations. As of June 30, 2009, the amount of cash that would be required to settle all outstanding hedging obligations is $21.4 million. In light of this risk, and as part of our ongoing focus on enterprise risk management, we are continuing to evaluate market conditions and plan for contingencies, including, without limitation, exploring strategic initiatives to reduce our debt, which may include, among other things, an issuance of equity or other securities to repay a portion of our outstanding debt. There can be no assurance that we will be able to complete any such strategic initiatives on satisfactory terms, and any such strategic initiatives involving issuances of equity are likely to be highly dilutive to our existing stockholders.

Our principal liquidity requirements are for debt service, working capital and capital expenditures. We plan to use cash generated by operations as our primary source of liquidity as well as borrowings, if necessary, under the revolving portion of the credit facility and the utilization of certain bank overdraft facilities to meet normal operating requirements for at least the next twelve months. We may have difficulty making additional borrowings under our revolver in light of the anticipated non-compliance with certain financial covenants in our senior credit facility for the period ending September 30, 2009. If expected revenue and profits are not realized in 2009, we may not be able to generate enough cash to meet our obligations. In addition, should the current conditions in the global paper market continue, we may not have sufficient cash to fund our operations or meet our other liquidity requirements.

Net cash used in operating activities was $7.5 million for the six months ended June 30, 2009 and net cash provided by operating activities was $41.0 million for the six months ended June 30, 2008. The $48.5 million decrease is principally attributable to a decrease in the volume of business as a result of the global economic crisis and an increase in working capital during the first half of 2009 as compared with the first half of 2008 principally due to the level of payment of payables and accruals since December 31, 2008. We typically defer payments to certain vendors at the end of each quarter, which results in an increased cash position at the end of the quarter and increased net cash from operating activities for the period then ended. Such deferrals were significant at December 31, 2008 and the absence of the extent of such deferrals at the end of June 30, 2009 contributed to the increase in working capital for the six months ended June 30, 2009. In an effort to improve working capital, in the second quarter of 2009, the Company initiated a project to accelerate accounts receivable collections and to sell excess inventories. As of June 30, 2009, the Company’s efforts under this project contributed approximately $2.5 million in additional cash and increased Adjusted EBITDA by approximately $4 million.

Net cash used in investing activities was $6.0 million for the six months ended June 30, 2009 and $19.7 million for the six months ended June 30, 2008. The decrease of $13.7 million was primarily due to (i) a decrease in capital equipment spending of $9.8 million in the six months ended June 30, 2009 as compared with the six months ended June 30, 2008 and (ii) an increase in proceeds from disposals of property and equipment of $3.9 million in the six months ended June 30, 2009 as compared with the six months ended June 30, 2008, including $1.9 million from the sale of our Swedish roll covers facility on March 31, 2009 and $1.1 million from the sale of the Chief Executive Officer’s former home in the second quarter of 2009, as provided in his employment agreement in connection with the Executive’s relocation of his principal residence.

Net cash used in financing activities was $1.1 million for the six months ended June 30, 2009 and $21.7 million for the six months ended June 30, 2008. The decrease of $20.6 million was primarily the result of borrowings under our revolver of $28.0 million during the first quarter of 2009 and the decrease in other financing activities of $8.7 million in the six months ended June 30, 2009 as compared with the six months ended June 30, 2008 which consisted principally of expenses associated with the amendment of our credit facility on May 30, 2008, partially offset by higher debt payments of approximately $16.1 million during the six months ended June 30, 2009 as compared with the six months ended June 30, 2008. We made a mandatory principal repayment of $16.1 million in the first quarter of 2009 as compared with $9.4 million in the first quarter of 2008. The increase in the mandatory payment was due to the loan agreement requiring us to make such excess payments based on the prior year’s Adjusted EBITDA, which was impacted during 2008 by gains of approximately $52 million related to the freezing of one of our U.S. pension plans, the termination of our U.S. retiree medical plan and the mark to market changes in the fair value of our interest rate swaps, partially offset by approximately $30 million related to increased restructuring expenses and increased noncash reserves. Because none of these events generated any cash but increased Adjusted EBITDA which increased the mandatory principal payment, the effect of these actions reduced our available cash.

As of June 30, 2009, there was a $581.4 million balance of term loans outstanding under our senior credit facility. During the first half of 2009, we made scheduled principal payments of $9.5 million and mandatory principal repayment of $18.7 million. In addition, as of June 30, 2009, we had an aggregate of $28.0 million outstanding under our current revolving lines of credit, including the revolving credit facility under our senior credit facility and lines of credit in various foreign countries that are used to facilitate local short-term operating needs and an aggregate of $21.8 million available for additional borrowings under these revolving lines of credit. We may have difficulty making additional borrowings under our revolver in light of the anticipated financial covenant non-compliance for the period ending September 30, 2009. Our liquidity is substantially affected by the covenant requirements of our credit agreement. See “Credit Facility” below. We had cash and cash equivalents of $20.4 million at June 30, 2009 compared to $34.7 million at December 31, 2008.

CAPITAL EXPENDITURES

For the six months ended June 30, 2009, we had capital expenditures of $11.1 million consisting of growth capital expenditures of $6.0 million and maintenance capital expenditures of $5.1 million. Growth capital expenditures consist of items that are intended to increase the manufacturing, production and/or distribution capacity or efficiencies of our operations in conjunction with the execution of our business strategies. Maintenance capital expenditures are designed to sustain the current capacity or efficiency of our operations and include items relating to the renovation of existing manufacturing or service facilities, the purchase of machinery and equipment for safety and environmental needs and information technology. For the six months ended June 30, 2008, capital expenditures were $20.9 million, consisting of growth capital expenditures of $13.8 million and maintenance capital expenditures of $7.1 million.

In the first quarter of 2008 we began an effort to reduce our planned capital expenditures. As part of this effort, we determined to delay the planned capital expenditures for the Vietnam facility and cancelled or rescheduled certain other previously planned capital expenditures. These cancellations did not result in any substantial penalties for us. In December 2008, we discontinued the construction of the Vietnam facility. While construction of the Vietnam facility has been discontinued, we continue to have contractual obligations with respect to certain equipment which was previously ordered for the facility. We are redeploying this equipment to other locations. Due to our assessment of the impact of the global economic crisis and the potential effect on our customers and our industry, we are currently evaluating additional capital expenditures reductions and cost reduction actions to improve long-term operating efficiencies and to better match our production with demand. We analyze our planned capital expenditures based on investment opportunities available to us and our financial and operating performance, and accordingly, actual capital expenditures may be more or less than these amounts. We target capital expenditures for 2009 to be approximately $27 million, and that capital expenditure levels in 2010 will be comparable to those in 2009.

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

Borrowings under the revolving credit facility and the term loans bear interest at the sum of, as applicable, LIBOR, the Euribor rate or CDOR plus, in each case, the applicable margin. The applicable margin was set at 5.50% through December 31, 2008. Beginning January 1, 2009, the applicable margin depends upon our credit rating level: it will be 2.75% if our credit rating is Ba3 or higher by Moody’s and BB- or higher by S&P, 3.75% if our credit rating is B1 by Moody’s or B+ by S&P, 4.25% if our credit rating is B3 or higher but lower than B1 by Moody’s and ‘B-’ or higher but lower than ‘B+’ by S&P, and 5.50% if our credit rating is lower than B3 by Moody’s or lower than B- by S&P. In order to qualify at each level the rating must be with a stable outlook. Our current credit rating is Caa1 by Moody’s and ‘CCC+’ by S&P. On September 29, 2008, Standard & Poor’s Ratings Services raised its ratings on the Company, including raising the long-term corporate credit rating, from ‘CCC+’ to ‘B-’ but on July 29, 2009 lowered the rating to ‘CCC+’ due to our anticipated financial covenant non-compliance for the period ending September 30, 2009. Our current applicable margin is 5.50%.

On November 16, 2007, we entered into interest rate swap arrangements pursuant to which we paid fixed rates on notional amounts while receiving the applicable floating LIBOR, Euribor or CDOR rates. The interest rate swap arrangements effectively fixed the interest rate on approximately 85% of the term loan portion of our credit facility through December 31, 2010. These interest rate swaps initially qualified for hedge accounting under SFAS No. 133. As a result of the financial covenant non-compliance for the period ended March 31, 2008 as discussed in Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, this debt was potentially payable prior to the expiration of the underlying interest rate swaps, and accordingly, hedge accounting under SFAS No. 133 was no longer applicable for these interest rate swaps and the mark to market decrease in their fair value of $12.2 million was recorded as a non-cash charge to interest expense in the first quarter of 2008 and a non-cash credit to interest expense of $13.7 million in the second quarter of 2008. Effective July 1, 2008, we were again able to assert that the hedged transactions were probable of occurring and accordingly redesignated the interest rate swaps as cash flow hedges of benchmark interest rate risk on variable interest payments on the hedged debt as of June 30, 2008. Such mark to market changes on these interest rate swaps are principally credited or charged to accumulated other comprehensive income (loss). The ineffective portion of these interest rate swaps of $0.8 million was charged to interest expense during the six months ended June 30, 2009. There can be no assurance that in future periods we will be able to assert that the hedge transactions are probable of occurring, and thus there can be no assurance that the interest rate swaps will continue to qualify for hedge accounting. The new interest rate swaps effectively fix the interest rate on approximately 84% of the term loan portion of our credit facility through December 31, 2010. As of June 30, 2009, the weighted average interest rate on the effectively fixed portion of the term loan facility was 9.74%, and the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 6.32%.

The credit facility provides for scheduled quarterly principal payments of the term loans as set out below:

Currency:	USD	Euro	CAD
2009	2,458,174	1,392,040	584,489
2010	3,318,535	1,879,254	789,059
2011	4,055,987	2,296,865	964,406
2012 (first quarter only)	4,916,348	2,784,080	1,168,976

The credit facility provides that for the purposes of computing debt, which is a part of the calculation of the leverage ratio, indebtedness which is payable in Canadian Dollars or Euros shall be converted into U.S. Dollars using the average exchange rate for the period of four consecutive fiscal quarters ended March 31, 2008. Accordingly, if the value of the U.S. Dollar increases relative to the Euro or the Canadian Dollar and our Adjusted EBITDA declines as a result of this currency effect, there would not be a corresponding decrease in the amount of our debt for purposes of the maximum leverage ratio covenant calculation.

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

Prior to the effectiveness of the amendment and restatement of our credit facility, the percentage of our annual excess cash required to be prepaid was 40% for 2007, 27.5% for 2008 and 50% for each fiscal year thereafter. We made mandatory principal prepayments from excess cash of $18.7 million and $9.4 million in the first half of 2009 and 2008, respectively.

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

For the four fiscal quarters ended June 30, 2009 our interest coverage ratio was 2.24:1, our fixed charge coverage ratio was 1.43:1 and our leverage ratio was 4.82:1.

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

As of June 30, 2009, we were in compliance with all of the covenants under our senior credit facility. Our ability to satisfy the covenants required by our credit facility is contingent on our ability to achieve our financial forecasts. These forecasts are based on certain assumptions regarding demand for paper products, the level of paper production and inventories, the number of mills producing paper and the financial health and access to capital of the paper producers. Absent a significant recovery in revenue resulting from an economic revival in the paper industry, we anticipate that we will not be in compliance with certain financial covenants for the period ending September 30, 2009 and intend to seek an amendment to our senior credit facility agreement with the lenders prior to the date when an event of default would occur due to our failure to demonstrate compliance with certain financial covenants for the period ending September 30, 2009. We have begun work toward this amendment, initiating contact with our lenders, although no assurances can be given that we will successfully obtain the lenders’ consent to amend the credit facility on this timetable, or at all, or amend covenants in a manner sufficient to adequately reduce the risk of default. We have created a steering committee of our Board of Directors to lead this activity and have retained AlixPartners, LLC as our financial advisor to assist in this process. Failing to satisfy financial covenants under the senior credit facility would constitute an event of default, upon which the lenders could terminate the revolving credit facility and accelerate the repayment of all of the outstanding debt under the senior credit facility, causing it to immediately become due and payable. Any such acceleration of our obligations would likely cause other lenders and contractual counterparties, including counterparties to our interest rate swap agreements and other hedge agreements to terminate and/or to accelerate our obligations under other financing and credit instruments and agreements. Should the lenders and/or other counterparties demand immediate repayment of all of our obligations, we expect that we would not be able to pay such obligations. As of June 30, 2009, the amount of cash that would be required to settle all outstanding hedging obligations is $21.4 million. In light of this risk, and as part of our ongoing focus on enterprise risk management, we are continuing to evaluate market conditions and plan for contingencies, including, without limitation, exploring strategic initiatives to reduce our debt, which may include, among other things, an issuance of equity or other securities to repay a portion of our outstanding debt. There can be no assurance that we will be able to complete any such strategic initiatives on satisfactory terms, and any such strategic initiatives involving issuances of equity are likely to be highly dilutive to our existing stockholders.

We may have difficulty making additional borrowings under our revolver in light of the anticipated financial covenant non-compliance for the period ending September 30, 2009.

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

There are two types of hedges into which we enter: hedges of fair value exposure and hedges of cash flow exposure. Hedges of fair value exposure are entered into in order to hedge the fair value of a recognized asset or liability, or a firm commitment. Hedges of cash flow exposure are entered into in order to hedge a forecasted transaction or the variability of cash flows to be paid related to a recognized liability. Changes in derivative fair values are recognized in earnings as offsets to the changes in fair value of the related hedged assets and liabilities. Changes in the derivative fair values that are designated as cash flow hedges which meet the criteria for hedge accounting are recorded in other comprehensive income (loss). On November 16, 2007, we entered into interest rate swap arrangements pursuant to which we paid fixed rates on notional amounts while receiving the applicable floating LIBOR, Euribor or CDOR rates. The interest rate swap arrangements effectively fixed the interest rate on approximately 85% of the term loan portion of our credit facility through December 31, 2010. These interest rate swaps initially qualified for hedge accounting under SFAS No. 133. As a result of the financial covenant non-compliance for the period ended March 31, 2008 as discussed in Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, this debt was potentially payable prior to the expiration of the underlying interest rate swaps, and accordingly, hedge accounting under SFAS No. 133 was no longer applicable for these interest rate swaps and the mark to market decrease in their fair value of $12.2 million was recorded as a non-cash charge to interest expense in the first quarter of 2008 and a non-cash credit to interest expense of $13.7 million in the second quarter of 2008. Effective July 1, 2008, we were again able to assert that the hedged transactions were probable of occurring and accordingly redesignated the interest rate swaps as cash flow hedges of benchmark interest rate risk on variable interest payments on the hedged debt as of June 30, 2008. Such mark to market changes on these interest rate swaps are principally credited or charged to accumulated other comprehensive income (loss). The ineffective portion of these interest rate swaps of $0.8 million was charged to interest expense during the six months ended June 30, 2009.

These interest rate swaps effectively fix the interest rate on approximately 84% of the term loan portion of our credit facility through December 31, 2010. As of June 30, 2009, the weighted average interest rate on the effectively fixed portion of the term loan facility was 9.74%, and the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 6.32%. There can be no assurance that in future periods we will be able to assert that the hedge transactions are probable of occurring, and thus there can be no assurance that the interest rate swaps will continue to qualify for hedge accounting. Specifically, if left uncured, our anticipated financial covenant non-compliance with certain covenants in our senior credit facility for the period ending September 30, 2009 would constitute an event of default, upon which the lenders could terminate the revolving credit facility and accelerate the repayment of all of the outstanding debt under the senior credit facility, causing it to immediately become due and payable. If the lenders accelerate the debt under the senior credit facility so that it is payable prior to the expiration of the underlying interest rate swaps, hedge accounting under SFAS No. 133 would no longer be applicable for these interest rate swaps. Accordingly, the cumulative mark to market changes in their fair value that will have been recorded in accumulated other comprehensive income (loss) through September 30, 2009 in addition to the credit valuation adjustments recorded under SFAS No. 157 , Fair Value Measurements (“SFAS No. 157”) would be charged to interest expense during the third quarter of 2009. As of June 30, 2009 this amount was $18.1 million. Additionally, mark to market changes subsequent to September 30, 2009 would be recorded as charges or credits to interest expense prospectively.

Effective January 1, 2008, we adopted SFAS No. 157 for measuring our derivative assets and liabilities. We have classified our interest rate swaps in Level 2 of the SFAS No. 157 fair value hierarchy, as the significant inputs to the overall valuations are based on market-observable data or information derived from or corroborated by market-observable data, including market-based inputs to models, model calibration to market-clearing transactions, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value a derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. We use similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, and correlations of such inputs. For our derivatives, all of which trade in liquid markets, model inputs can generally be verified and model selection does not involve significant management judgment.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2009, we have assessed the net significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments reduced the settlement values of our derivative liabilities by $3.7 million. Various factors impact changes in the credit are not significant to the overall valuation adjustments over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

When appropriate, valuations are also adjusted for various factors such as liquidity and bid/offer spreads, which factors were deemed immaterial by us as of June 30, 2009. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements using significant unobservable inputs (Level 3) as of June 30, 2009.

Effective January 1, 2008, we partially adopted SFAS No. 157. Financial Accounting Standards Board (FASB) Staff Position SFAS No. 157-2, Effective Date of FASB Statement No. 157, permits us to defer the recognition and measurement of its nonfinancial assets and nonfinancial liabilities until January 1, 2009. At June 30, 2009, the Company did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value.

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

As of June 30, 2009, the Company evaluated events and circumstances which may have indicated an impairment of goodwill and other intangible assets and determined that no impairment exists.

Contingencies. We are subject to various claims and contingencies associated with lawsuits, insurance, tax, environmental and other issues arising out of the normal course of business. Our consolidated financial statements reflect the treatment of claims and contingencies based on management’s view of the expected outcome. We consult with legal counsel on those issues related to litigation with respect to matters in the ordinary course of business. If the likelihood of an adverse outcome is probable and the amount is estimable, we accrue a liability in accordance with SFAS No. 5, Accounting for Contingencies. While we believe that the current level of reserves is adequate, the adequacy of these reserves may change in the future due to new developments in particular matters. During the third quarter of 2008, while evaluating one of our foreign facilities, we discovered the possibility of contamination at the facility. Subsequently we had a preliminary evaluation performed, which confirmed the existence of contamination and estimated preliminary costs to clean up the facility. Based upon this evaluation, we recorded $4.1 million in 2008 as our best estimate of the remediation costs we expected to incur. A Phase II assessment of the ground water contamination performed for us during the second quarter of 2009 indicated the costs to remediate the contamination would be significantly less than originally estimated and accordingly, we reduced the accrual by $3.4 million during the second quarter of 2009 based on this assessment.

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

We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Relevant evidence, both positive and negative, is considered in determining the need for a valuation allowance. Information evaluated includes our financial position and results of operations for the current and preceding years as well as an evaluation of currently available information about future years. In light of our accumulated loss position in certain tax jurisdictions, and the uncertainty of profitability in future periods, we recorded valuation allowances for deferred tax assets primarily related to net operating loss carryforwards in the United States, United Kingdom, Germany, Sweden, Australia and Canada.

In addition, we operate within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits can involve complex issues and rely on estimates and assumptions. These audits may require an extended period of time to resolve and may cover multiple years. Although we believe that the estimates and assumptions are reasonable, the final determination of tax audits and any related litigation could be different than that which is reflected in historical income tax provisions and recorded assets and liabilities. There are currently no U.S. Federal or state audits or examinations underway. In May 2009, we concluded an audit relating to our German subsidiaries for tax years 1999 through 2002. No further adjustments not previously recognized were required in the quarter ended June 30, 2009 as a result of this settlement. The Canadian Federal tax authorities contacted us in October of 2008 and have initiated an audit of our Canadian companies. The audit is still in the initial information gathering stages and no issues or assessments have been raised. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties.

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

NON-GAAP LIQUIDITY MEASURES

We use EBITDA and Adjusted EBITDA as supplementary non-GAAP liquidity measures to assist us in evaluating our liquidity and financial performance, specifically our ability to service indebtedness and to fund ongoing capital expenditures. Our credit facility includes covenants based on Adjusted EBITDA. If our Adjusted EBITDA declines below certain levels, we will violate the covenants resulting in a default condition under the credit facility or be required to prepay the credit facility. Neither EBITDA nor Adjusted EBITDA should be considered in isolation or as a substitute for net cash provided by operating activities (as determined in accordance with GAAP) or income (loss) from operations (as determined in accordance with GAAP).

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

	Three Months Ended June 30,
(in thousands)	2009	2008
Net income	$1,601	$14,118
Income tax provision	2,697	1,911
Interest expense, net	15,570	766
Depreciation and amortization	10,130	11,956

EBITDA	29,998	28,751
Amendment/termination costs (D)	—	5,198
Change in fair value of interest rate swaps (C)	(397)	13,704
Restructuring expenses	1,026	2,651
Inventory write-offs under restructuring programs	142	—
Non-cash compensation and related expenses	885	(130)

Adjusted EBITDA	$31,654	$50,174

	Six Months Ended June 30,
(in thousands)	2009	2008
Net income (loss)	$(7,847)	$9,409
Income tax provision	6,589	5,550
Interest expense, net	31,527	25,987
Depreciation and amortization	19,918	23,959

EBITDA	50,187	64,905
Unrealized foreign exchange gain on indebtedness, net (B)	—	(1,985)
Amendment/termination costs (D)	—	5,998
Change in fair value of interest rate swaps (C)	(795)	13,704
Change in fair value of other derivatives	—	(2,126)
Restructuring expenses	1,140	3,183
Inventory write-offs under restructuring programs	245	—
Growth program costs (A)	—	1,764
Non-cash compensation and related expenses	1,046	341

Adjusted EBITDA	$51,823	$85,784

(A)	In accordance with the definition of Adjusted EBITDA in our credit facility, as amended on May 30, 2008, growth program costs are not added back to Adjusted EBITDA for periods beginning after the quarter ended March 31, 2008. Growth programs costs for the three months ended March 31, 2008 included expenses incurred for our lean manufacturing initiatives, expansion into Vietnam and other growth programs.
(B)	In accordance with the definition of Adjusted EBITDA in our credit facility, as amended on May 30, 2008, unrealized foreign exchange gains and losses on indebtedness are not added back to Adjusted EBITDA for periods beginning after the quarter ended March 31, 2008.

(C)	In accordance with the definition of Adjusted EBITDA in our credit facility agreement, as amended on May 30, 2008, interest expense added back to calculate Adjusted EBITDA excludes, for periods beginning after the quarter ended March 31, 2008, the effect of any non-cash gains and losses resulting from the marking to market of hedging obligations that has been charged to interest expense. Had this amended definition been in place for all periods presented, Adjusted EBITDA would have been $12.2 million lower for the three and six months ended June 30, 2008, respectively.
(D)	For the three and six months ended June 30, 2008, amendment/termination costs include $5,198 of costs incurred in connection with the consummation of the fourth and fifth amendments to the credit facility; and for the six months ended June 30, 2008, these costs include an $800 increase to Adjusted EBITDA for the first quarter of 2008 in accordance with the agreement with our lenders.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Hedging. We have foreign currency cash flow and earnings exposure with respect to specific sale and intercompany debt transactions denominated in currencies other than the functional currency of the unit incurring the costs associated with such transactions. To mitigate the risks related to these exposures, we utilize forward currency contracts in certain circumstances, to lock in exchange rates with the objective that the gain or loss on the forward contracts will approximate the loss or gain on the transaction or transactions being hedged. We determine whether to enter into hedging arrangements based upon the size of the underlying transaction or transactions, an assessment of the risk of adverse movements in the applicable currencies and the availability of a cost-effective hedging strategy. In South America, substantially all of our sales are indexed to U.S. Dollars, but the associated costs are recorded in the local currencies of the operating units. Generally, we do not hedge this U.S. Dollar exposure as it would not be cost effective due to the relatively inefficient foreign exchange markets for local currencies in that region. To the extent we do not engage in hedging or such hedging is not effective, changes in the relative value of currencies can affect our profitability. The value of these contracts is recognized at fair value based on market exchange forward rates and amounted to a net liability position of $0.9 million at June 30, 2009. These contracts mature at various dates through June 2010.

Relative to foreign currency exposures existing at June 30, 2009, a 10% unfavorable movement in foreign currency exchange rates would not expose us to significant losses in earnings or cash flows because we have hedged substantially all of our exposures against fluctuations in foreign currency exchange rates. As of June 30, 2009, we had open foreign currency exchange contracts maturing through June 2010 with total net notional amounts of approximately $1.3 million. At June 30, 2009, we prepared an analysis to determine the sensitivity of our forward foreign exchange contracts to changes in exchange rates. A hypothetical adverse exchange rate movement of 10% against our forward foreign exchange contracts would have resulted in potential net loss in fair value of these contracts of approximately $0.1 million. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices.

Due to reduced credit limits at some of our banks, we have been entering into fewer foreign currency hedging arrangements and may not be able to enter into as many hedging arrangements in the future. As a result, we could be more exposed to the effects of currency fluctuations, both favorable and unfavorable, which could have a material impact on our results of operations.

For additional information about the risks associated with fluctuations in currency exchange rates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign Exchange.”

Interest Rate Hedging. Our senior credit facility has a variable interest rate. On November 16, 2007, we entered into interest rate swap arrangements pursuant to which we paid fixed rates on notional amounts while receiving the applicable floating LIBOR, Euribor or CDOR rates. These interest rate swaps initially qualified for hedge accounting under SFAS No. 133. As a result of the financial covenant non-compliance for the period ended March 31, 2008 as discussed in Note 6 of the Notes to Unaudited Condensed

Consolidated Financial Statements included elsewhere in this Quarterly Report, this debt was potentially payable prior to the expiration of the underlying interest rate swaps, and accordingly, hedge accounting under SFAS No. 133 was no longer applicable for these interest rate swaps and the mark to market decrease in their fair value of $12.2 million was recorded as a non-cash charge to interest expense in the first quarter of 2008 and a non-cash credit to interest expense of $13.7 million in the second quarter of 2008. Effective July 1, 2008, we were again able to assert that the hedged transactions were probable of occurring and accordingly redesignated the interest rate swaps as cash flow hedges of benchmark interest rate risk on variable interest payments on the hedged debt as of June 30, 2008. Such mark to market changes on these interest rate swaps are principally credited or charged to accumulated other comprehensive income (loss). The ineffective portion of these interest rate swaps of $0.8 million was charged to interest expense during the six months ended June 30, 2009.

The interest rate swaps effectively fix the interest rate on approximately 84% of the term loan portion of our credit facility through December 31, 2010. As of June 30, 2009, the weighted average interest rate on the effectively fixed portion of the term loan facility was 9.74%, and the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 6.32%. There can be no assurance that in future periods we will be able to assert that the hedge transactions are probable of occurring, and thus there can be no assurance that the interest rate swaps will continue to qualify for hedge accounting. Specifically, if left uncured, our anticipated non-compliance with certain financial covenants in our senior credit facility for the period ending September 30, 2009 would constitute an event of default, upon which the lenders could terminate the revolving credit facility and accelerate the repayment of all of the outstanding debt under the senior credit facility, causing it to immediately become due and payable. If the lenders accelerate the debt under the senior credit facility so that it is payable prior to the expiration of the underlying interest rate swaps, hedge accounting under SFAS No. 133 would no longer be applicable for these interest rate swaps. Accordingly, the cumulative mark to market changes in their fair value that will have been recorded in accumulated other comprehensive income (loss) through September 30, 2009 in addition to the credit valuation adjustments recorded under SFAS No. 157 would be charged to interest expense during the third quarter of 2009. As of June 30, 2009 this amount was $18.1 million. Additionally, mark to market changes subsequent to September 30, 2009 would be recorded as charges or credits to interest expense prospectively. If payment of our hedge obligations were accelerated and if we were required to pay these outstanding obligations, which as of June 30, 2009 were $21.4 million, the hedged fixed interest rate on approximately 84% of our senior debt (9.74% at June 30, 2009) would become variable (6.32% at June 30, 2009).

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

(a) Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, as of June 30, 2009, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances. However, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as set forth above.

(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various legal matters, which have arisen in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flow.

ITEM 1A.	RISK FACTORS

Since the date that we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 the majority of our served markets have deteriorated substantially from the decline in paper demand related to slowing global economic activity, which may substantially reduce our revenue, Adjusted EBITDA and cash flows. As a result, the risks disclosed in our Form 10-K are more likely to occur. Based on information available as of the date of this report, we also anticipate that we will not be in compliance with certain financial covenants in our senior credit facility for the period ending September 30, 2009. Accordingly, we are supplementing the risk factors disclosed in our Form 10-K for the year ended December 31, 2008 with the risk factors below.

If we do not enter into an amendment to our senior credit facility prior to the date we are required to demonstrate compliance with the financial covenants in our senior credit facility for the period ending September 30, 2009, we expect to be in default of certain of these covenants, which could have a material adverse effect on our ability to continue operating.

Our senior credit facility requires us to satisfy certain operating requirements and financial ratios in order to avoid a default or event of default under the facility. These financial covenants are described above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility.” Absent a significant recovery in revenue resulting from an economic revival in the paper industry, we anticipate that we will not be in compliance with certain of these financial covenants for the period ending September 30, 2009. Failing to meet financial covenants under the senior credit facility would constitute an event of default, upon which our lenders could terminate the revolving credit facility and accelerate the repayment of all of the outstanding debt under the senior credit facility, causing it to immediately become due and payable. Any such acceleration of our obligations would likely cause other lenders and contractual counterparties, including counterparties to our interest rate swap agreements and other hedge agreements, to terminate and/or to accelerate the obligations under their financing and credit instruments and agreements with us. Should the lenders and/or other counterparties demand immediate repayment of all of our obligations, we expect that we would be unable to pay such obligations.

Additionally, if we are not able to successfully amend our senior credit facility or if the lenders accelerate the debt under the senior credit facility so that it is payable prior to the expiration of the underlying interest rate swaps, hedge accounting under SFAS No. 133 would no longer be applicable for these interest rate swaps. Accordingly, the cumulative mark to market changes in their fair value that will have been recorded in accumulated other comprehensive income (loss) through September 30, 2009 in addition to the credit valuation adjustments recorded under SFAS No. 157 would be charged to interest expense during the third quarter of 2009. At June 30, 2009, this amount is $18.1 million. Additionally, mark to market changes subsequent to September 30, 2009 would be recorded as charges or credits to interest expense prospectively. If payment of our hedge obligations were accelerated and if we were required to pay these outstanding obligations, which as of June 30, 2009 were $21.4 million, the hedged fixed interest rate on approximately 84% of our senior debt (9.74% at June 30, 2009) would become variable (6.32% at June 30, 2009).

We have initiated contact with the lenders regarding the need for an amendment to our senior credit facility agreement prior to the date when an event of default would occur due to our failure to demonstrate compliance with certain financial covenants for the period ending September 30, 2009. In conjunction with this effort, we are continuing to evaluate alternatives to allow us to reduce or restructure our debt and plan for contingencies, which may include, without limitation, issuing equity. No assurances can be given that we will be able to obtain the lenders’ consent to amend the credit facility on this timetable, or at all, that we will be able to amend the covenants in a manner sufficient to adequately reduce the risk of default or that we will be able to succeed in other strategies to reduce our debt. Even if we are able to obtain amendments to our credit facility, the lenders are likely to condition agreement on substantial increases in the fees and interest rate payable under the credit facility, among other things, and no assurance can be given that we would be able to sustain such fees and increased interest.

We are subject to increased risk relating to the effects of currency fluctuations on our operations, as we are we are unable to enter into additional hedging arrangements.

Due to reduced credit limits at some of our banks, we have been entering into fewer foreign currency hedging arrangements and we may not be able to enter into as many hedging arrangements in the future. As a result we could be more exposed to the effects of currency fluctuations, both favorable and unfavorable, which could have a material impact on our results of operations.

In the event that we successfully negotiate an amendment to our credit facility or refinance our credit facility, our borrowing costs are likely to increase.

As described above, we are attempting to negotiate amendments to our credit facility. In the event that we are able to negotiate satisfactory amendments to our credit facility, and in view of current turmoil in the credit markets and our current credit ratings, the lenders are likely to require that we pay substantially higher interest and fees on our credit facility going forward. This may result in increased costs of our operations thereby adversely affecting our results of operations, and no assurance can be given that any higher interest or fees will be sustainable by us.

Our current credit facility difficulties could have an adverse impact on our business and increase our operating costs.

The fact that we may default on our credit facility is likely to cause our customers or vendors to seek financial assurances from us before they are willing to continue doing business with us or may instead choose to do business with our competitors. This may result in increased costs of our operations, thereby adversely affecting our results of operations.

We may explore strategic alternatives to amending our credit facility, including alternatives that involve the issuance of equity, which would dilute our existing stockholders.

Concurrent with pursuing an amendment of our credit facility, we are considering strategic alternatives to allow us to reduce our debt, which may include issuing equity. There can be no assurance we would be able to complete any such strategic initiative on satisfactory terms. In addition, issuance of new equity for this purpose would likely result in substantial dilution to our existing stockholders. The new investors may, through contractual provisions and/or the percentage of voting securities purchased in such transaction or transactions, be in a position to exert strong influence over our business, policies and affairs. We cannot be certain that the interests of these investors will align with the interests of other stockholders. In addition, any concentration of ownership or other contractual rights could have the effect of delaying or preventing a change in control, merger or tender offer, which would deprive shareholders of an opportunity to receive a premium for their shares of common stock and may negatively affect the market price of our common stock.

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

(a) The annual meeting of shareholders of Xerium Technologies, Inc. was held on June 9, 2009.

(b) All director nominees were elected.

(c) Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Management Proposals and Vote Tabulations

	Votes Cast
	For	Against	Abstain	Broker Non-Votes
Approval of Amendment No. 3 to the 2005 Equity Incentive Plan	29,756,150	6,159,391	25,067	4,900,890
Ratification of appointment of independent registered public accounting firm for 2009	40,734,846	87,530	19,122	—

Amendment No. 3 to the 2005 Equity Incentive Plan increased the limit on the number of shares of common stock that may be granted as stock awards in 2009 to the Company’s Chief Executive Officer to 2,302,178 shares.

Election of Directors

Director	Votes Received	Votes Withheld
Stephen R. Light	40,134,786	706,712
Jay J. Gurandiano	40,171,830	669,668
Nico Hansen	35,852,694	4,988,804
David G. Maffucci	40,174,855	666,643
Edward Paquette	40,162,738	678,760
Michael Phillips	34,357,393	6,484,105
John G. Raos	40,173,355	668,143

ITEM 5.	OTHER INFORMATION.

Director Compensation

On August 4, 2009, our Board of Directors approved the following RSU awards under our 2005 Equity Incentive Plan to directors who served as non-management directors during the year prior to the 2009 Annual Meeting of Stockholders: Jay Gurandiano, 26,176 RSUs; Nico Hansen, 42,295 RSUs; David Maffucci, 26,176 RSUs; Edward Paquette, 50,561 RSUs; Michael Phillips, 50,561 RSUs; and John Raos 26,176 RSUs. While Mr. Maffucci is currently serving as a management director, he previously served as a non-management director for a portion of the year prior to our 2009 Annual Meeting of Stockholders. The RSUs awarded to Mr. Maffucci on August 4, 2009 relate solely to his prior service as a non-management director.

Also on August 4, 2009 our Board of Directors adopted a revised policy regarding compensation for non-management directors. The changes to the policy provide that: (1) the equity compensation granted to non-management directors after the Annual Meeting of Stockholders will be provided in arrears for the prior year of service, instead of in advance for the ensuing year as provided under the prior policy, (2) non-management directors who serve only a partial year of service will receive a pro-rated amount of equity compensation, and (3) for Board or Committee meetings held after March 31, 2009, non-management directors will receive $1,500 per in person meeting and $500 for telephonic meetings that last longer than one hour.

Code of Ethics Amendment

On August 4, 2009, our Board of Directors adopted an amendment to our corporate code of business conduct and ethics, which applies to all of our employees, officers and directors. The amendment provides additional detail regarding the import and export regulations applicable to us. Our corporate code of business conduct and ethics, as amended, is available free of charge on our website at www.xerium.com.

ITEM 6.	EXHIBITS

See the exhibit index following the signature page to this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XERIUM TECHNOLOGIES, INC.
(Registrant)

Date: August 6, 2009	By:	/s/ David G. Maffucci
David G. Maffucci
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
10.1(1)	Amendment No. 3 to the 2005 Equity Incentive Plan.

10.2	Xerium Technologies, Inc. Performance Award Program for 2009.

10.3	Employment Agreement with David Maffucci.

10.4	Supplemental Agreement No. 1 to Management Service Contract with Peter Williamson.

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 11, 2009, and incorporated herein by reference.