Form 10-Q
period 2009-09-30
XERIUM TECHNOLOGIES INC
filed 2009-11-06
CIK 1287151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2009

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 001-32498

Xerium Technologies, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	42-1558674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8537 Six Forks Road Suite 300 Raleigh, North Carolina	27615
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of November 2, 2009 was 48,934,820.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Xerium Technologies, Inc.

Condensed Consolidated Balance Sheets—(Unaudited)

(dollars in thousands, except per share data)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$21,816	$34,733
Accounts receivable (net of allowance for doubtful accounts of $7,780 at September 30, 2009 and $14,937 at December 31, 2008)	81,745	94,049
Inventories	82,128	85,543
Prepaid expenses	5,917	4,844
Other current assets	27,680	14,938

Total current assets	219,286	234,107
Property and equipment, net	392,299	384,590
Goodwill	155,095	155,205
Intangible assets	12,670	32,129
Other assets	5,106	5,541

Total assets	$784,456	$811,572

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$28,100	$—
Accounts payable	27,703	53,076
Accrued expenses	63,269	83,139
Current maturities of long-term debt	10,058	39,687
Long-term debt classified as current	585,156	—

Total current liabilities	714,286	175,902
Long-term debt, net of current maturities and long-term debt classified as current	5,240	577,270
Deferred and long-term taxes	15,595	13,358
Pension, other postretirement and postemployment obligations	68,134	67,029
Other long-term liabilities	4,657	5,594
Commitments and contingencies
Stockholders’ deficit
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares outstanding as of September 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 48,934,820 and 46,257,772 shares outstanding as of September 30, 2009 and December 31, 2008, respectively	489	463
Paid-in capital	221,399	220,370
Accumulated deficit	(234,143)	(218,915)
Accumulated other comprehensive loss	(11,201)	(29,499)

Total stockholders’ deficit	(23,456)	(27,581)

Total liabilities and stockholders’ deficit	$784,456	$811,572

See accompanying notes.

Xerium Technologies, Inc.

Condensed Consolidated Statements of Operations—(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales	$130,308	$159,307	$367,654	$488,687
Costs and expenses:
Cost of products sold	81,520	106,513	228,956	303,763
Selling	16,991	20,125	49,574	62,437
General and administrative	15,428	28,265	35,100	70,322
Restructuring and impairments	1,754	3,612	2,894	6,862
Research and development	2,708	2,910	8,168	9,109
Curtailment/settlement gains	—	(39,968)	—	(39,968)

	118,401	121,457	324,692	412,525

Income from operations	11,907	37,850	42,962	76,162
Interest expense	(16,651)	(16,963)	(48,899)	(43,513)
Interest income	226	733	947	1,296
Foreign exchange gain (loss)	561	710	(225)	3,344

Income (loss) before provision for income taxes	(3,957)	22,330	(5,215)	37,289
Provision for income taxes	3,424	794	10,013	6,344

Net income (loss)	$(7,381)	$21,536	$(15,228)	$30,945

Net income (loss) per share:
Basic	$(0.15)	$0.47	$(0.31)	$0.67

Diluted	$(0.15)	$0.46	$(0.31)	$0.67

Shares used in computing net income (loss) per share:
Basic	48,882,979	46,163,605	48,898,255	46,111,390

Diluted	48,882,979	46,327,233	48,898,255	46,208,018

See accompanying notes.

Xerium Technologies, Inc.

Condensed Consolidated Statements of Cash Flows—(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
Operating activities
Net income (loss)	$(15,228)	$30,945
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	1,824	774
Depreciation	29,021	33,311
Amortization of intangibles	1,748	2,386
Deferred financing cost amortization	3,895	3,539
Unrealized foreign exchange (gain) loss on revaluation of debt	(1,719)	(2,510)
Deferred taxes	2,835	(9,419)
Asset impairments	1,667	472
Gain on disposition of property and equipment	(2,024)	(2,637)
Change in fair value of interest rate swaps	1,653	(1,998)
Provision for bad debt expense	(4,823)	8,163
Curtailment/settlement gains	—	(39,968)
Change in assets and liabilities which provided (used) cash:
Accounts receivable	21,795	3,407
Inventories	9,319	13,150
Prepaid expenses	(771)	(596)
Other current assets	3,057	373
Accounts payable and accrued expenses	(48,385)	15,155
Deferred and other long-term liabilities	(75)	(1,713)

Net cash provided by operating activities	3,789	52,834

Investing activities
Capital expenditures, gross	(13,970)	(29,145)
Proceeds from disposals of property and equipment	4,211	3,566
Proceeds from acquisition, net of cash acquired	—	144
Other	1,100	(1,700)

Net cash used in investing activities	(8,659)	(27,135)

Financing activities
Net increase in borrowings (maturities of 90 days or less)	28,000	(1,768)
Proceeds from borrowings (maturities longer than 90 days)	—	2,381
Principal payments on debt	(35,872)	(22,205)
Other	(1,442)	(8,794)

Net cash used in financing activities	(9,314)	(30,386)

Effect of exchange rate changes on cash flows	1,267	(1,082)

Net (decrease) increase in cash	(12,917)	(5,769)
Cash and cash equivalents at beginning of period	34,733	24,218

Cash and cash equivalents at end of period	$21,816	$18,449

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

2. Senior Credit Facility Matters and Basis of Presentation

(a) Senior Credit Facility Matters

The Company’s senior credit facility (“Credit Agreement”) requires that the Company satisfy certain operating requirements and financial covenant ratios in order to avoid a default or event of default under the Credit Agreement. As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, the Company anticipated that it would not be in compliance with certain financial covenants of the Credit Agreement for the period ending September 30, 2009. Therefore to provide the Company with additional time to work with its creditors and stockholders to find long-term solutions to its credit issues, on September 29, 2009, the Company entered into Waiver and Amendment No. 1 (the “Waiver Agreement”) to the Credit Agreement. As of September 30, 2009, the Company was not in compliance with those covenants. Absent the Waiver Agreement, failure to meet these financial covenants would constitute an event of default under the Credit Agreement and potentially could lead to acceleration of the Company’s loan obligations by the lenders, the termination of its interest rate swap agreements by the counterparties (see Note 4) or the initiation of insolvency proceedings against the Company in some non-U.S. jurisdictions.

Pursuant to the Waiver Agreement, the lenders agreed to waive any violation of the interest coverage, leverage and fixed charge covenants under the Credit Agreement until the earliest of (i) the occurrence of any other default under the Credit Agreement, (ii) the Company’s failure to comply with any term of the Waiver Agreement or (iii) December 15, 2009 (the “Waiver Period”). During the Waiver Period no new revolving loans may be made to the Company. The Company may request new letters of credit of up to $3,500 for equipment purchases and may extend the expiration dates for certain outstanding letters of credit.

In connection with the Waiver Agreement, the Company paid aggregate fees to the lenders of approximately $1,500 at the time of the effectiveness of the Waiver Agreement. Additional fees of approximately $1,500 will be paid at the maturity date for the loans under the Credit Agreement and will accrue interest at the rate applicable to the loans at that time. In addition, during the period between September 29, 2009 and December 15, 2009 the outstanding balance under the Credit Agreement will bear interest at a rate that is 1.0% per year in excess of the non-default rate otherwise payable during that period under the Credit Agreement. The non-default rate is LIBOR, the Euribor or CDOR rate plus the applicable margin of 5.50%.

The Company has formed a steering committee of its Board of Directors to explore initiatives to address long-term solutions to its credit issues. The Company is in discussions with its current lenders regarding restructuring or replacing some or all of its debt, which would be likely to include the issuance of equity to such lenders and the payment of additional fees, as well as exploring with third parties various strategic alternatives affecting our debt and equity ownership.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

2. Senior Credit Facility Matters and Basis of Presentation—(continued)

(a) Senior Credit Facility Matters—(continued)

Even with the additional time provided by the Waiver Agreement, there can be no assurance that the Company will be able to complete any initiatives to resolve its credit issues on satisfactory terms, or at all. Any such initiatives the Company pursues are likely to severely dilute its existing stockholders and may result in its existing common stock having little or no value. If the Company is unable to execute its initiatives prior to the expiration of the Waiver Period, its failure to comply with the financial covenants of the Credit Agreement as of September 30, 2009 would be a default under that Agreement, absent a further waiver of those terms, which may not be available at that time. The Company is seeking an additional wavier to extend the Waiver Period and provide additional Credit Agreement relief from the payment of principal and interest due. The Company anticipates that it may have insufficient cash at year end to both make its required payments under the Credit Agreement and operate its business. Accordingly, absent a waiver of some or all of the scheduled quarterly payments required under the Credit Agreement, which would require unanimous approval of the lenders of the debt outstanding under the Credit Agreement, the Company may default on its payment obligations under the Credit Agreement or seek relief through the bankruptcy courts. There can be no assurance that the Company will be able to obtain a waiver of all or any portion of the scheduled quarterly payments under the Credit Agreement from its lenders.

Because the Waiver Agreement expires December 15, 2009, the accompanying balance sheet as of September 30, 2009 includes a reclassification of $585,156 to reflect as current the long-term debt under the Credit Agreement that was anticipated to be in default. Additionally, related deferred financing costs of approximately $16,948 were also reclassified to other current assets from other assets as of September 30, 2009.

(b) Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements at September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2008 as reported on Form 10-K on March 12, 2009.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

3. Accounting Policies

Derivatives and Hedging

Effective January 1, 2009, the Company adopted Accounting Standards Codification (“ASC”) Topic 815-10-65-1, Transition and Effective Date Related to FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“Topic 815-10-65-1”) for disclosure related to derivatives and hedging. Topic 815-10-65-1 amends and expands the disclosure requirements to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Topic 815-10-65-1 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments.

As required by ASC Topic 815 Derivatives and Hedging (“Topic 815”), the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.

The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under Topic 815.

Goodwill

The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other Intangible Assets (“Topic 350”). Topic 350 requires that goodwill and intangible assets that have indefinite lives not be amortized but, instead, must be tested at least annually for impairment or whenever events or business conditions warrant. As a result of the tests as of December 31, 2008, the Company determined that no goodwill impairment existed. During the third quarter of 2009, the Company evaluated events and circumstances that may have indicated an impairment of goodwill and performed an interim test for goodwill impairment. The interim test indicated that no impairment exists.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

3. Accounting Policies—(continued)

Net Income (Loss) Per Common Share

Net income (loss) per common share has been computed and presented pursuant to the provisions of ASC Topic 260, Earnings per Share (“Topic 260”). Net income per share is based on the weighted-average number of shares outstanding during the period. As of September 30, 2009 and 2008, the Company had outstanding restricted stock units (“RSUs”) (see Note 14).

For the three months ended September 30, 2008, the diluted average shares outstanding were computed using the average market price for time-based RSUs granted in 2005 and certain time-based RSUs granted in 2008 and the actual grant date market price for non-employee director RSUs. The calculation of diluted earnings per share for 2008 excluded the Company’s performance-based RSUs granted in 2005 and 2007 that are based on shareholder return targets because the performance criteria had not been contingently achieved and therefore the RSUs were not contingently issuable.

For the three months ended September 30, 2009, the diluted average shares outstanding were computed using the average market price for time-based RSUs granted in 2008 and 2009 and the actual grant date market price for non-employee director RSUs. The calculation of diluted earnings per share for the three and nine months ended September 30, 2009 excluded the Company’s performance-based RSUs granted in 2005, 2007, 2008 and 2009 that are based on shareholder return targets because the performance criteria have not been contingently achieved and therefore the RSUs are not contingently issuable. For the three and nine months ended September 30, 2009, the Company excluded the dilutive impact of potential future issuances of common stock underlying the Company’s RSUs from the calculation of diluted average shares outstanding because their effect would have been antidilutive as the Company had a net loss for these periods.

The following table sets forth the computation of basic and diluted earnings weighted average shares:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Weighted-average common shares outstanding—basic	48,882,979	46,163,605	48,898,255	46,111,390
Dilutive effect of stock-based compensation awards outstanding	—	163,628	—	96,628

Weighted-average common shares outstanding—diluted	48,882,979	46,327,233	48,898,255	46,208,018

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

New Accounting Standards

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2009-05 – Measuring Liabilities at Fair Value (“ASU 2009-05”), which is an update of ASC Topic 820, Fair Value Measurements. ASU 2009-05 was issued to reduce potential ambiguity in financial reporting related to the fair value of liabilities by providing clarification on measuring liabilities at fair value when a quoted price in an active market is not available. ASU 2009-05 is effective for the fourth quarter of 2009 and the Company believes that the adoption of ASU 2009-05 will have no material impact on its consolidated financial statements.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

3. Accounting Policies—(continued)

New Accounting Standards—(continued)

In June 2009, the FASB issued ASU No. 2009-01, Topic 105—Generally Accepted Accounting Principles, amendments based on Statement of Financial Accounting Standards (“SFAS”) No. 168 — The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (“ASU No. 2009-01”). ASU No. 2009-01 is effective for interim periods ending after September 15, 2009 and identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (“GAAP”). The objective of this statement is to establish the FASB Accounting Standards Codification™ (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The adoption of ASU No. 2009-01 had no material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and the Company believes that the adoption of SFAS No. 167 will have no material impact on its consolidated financial statements.

In June 2009, the FASB issued FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 166”). SFAS No. 166 is intended to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company believes that the adoption of SFAS No. 166 will have no material impact on its consolidated financial statements.

In May 2009, the FASB issued, in ASC Topic 855-10-50-1, Subsequent Events (“Topic 855”), general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Topic 855 is effective for interim and annual periods ending after June 15, 2009. The adoption of Topic 855 had no material impact on its consolidated financial statements. The Company has evaluated subsequent events through November 6, 2009, which represents the date the Company’s Form 10-Q for the quarter ended September 30, 2009 was filed with the SEC.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

3. Accounting Policies—(continued)

New Accounting Standards—(continued)

In April 2009, the FASB issued, in ASC Topic 825-10-65, Transition Related to FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“Topic 825-10-65”), requirements for disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Topic 825-10-65 is effective for interim reporting periods ending after June 15, 2009. The adoption of Topic 825-10-65 had no material impact on the Company’s consolidated financial statements. See Note 6 for further discussion.

Effective January 1, 2009, the Company adopted ASC Topic 815-10-65-1 for disclosure related to derivatives and hedging. See “Derivatives and Hedging” above. The Company’s adoption of Topic 815-10-65-1 did not have a material effect on its consolidated financial statements.

Effective January 1, 2008, the Company partially adopted provisions of ASC Topic 820, Fair Value Measurements and Disclosures, for measuring its derivative assets and liabilities. See further discussion at Note 4 “Derivatives and Hedging”. ASC Topic 820-10-65-1, Transition related to FASB Staff Position FAS157-2, Effective Date of FASB Statement No. 157 permits the Company to defer the recognition and measurement of its nonfinancial assets and nonfinancial liabilities until January 1, 2009. At January 1, 2009, the Company did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value.

In May 2008, the FASB issued ASC Topic 260-10-65-2, Transition Related to FSP EITF 03-6-1 (“Topic 260”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the allocation in computing earnings per share under the two-class method. The FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share. These provisions of Topic 260 are effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The implementation of the provisions of Topic 260 did not impact the Company’s consolidated financial statements.

In December 2007, the FASB issued, in ASC Topic 805-10-65, Transition Related to FASB Statement No. 141 (Revised 2007), Business Combinations (“Topic 805-10-65”) requirements that upon initially obtaining control, an acquirer is to recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Topic 805-10-65 also requires the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination, either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. On January 1, 2009, the Company adopted Topic 805-10-65, which are effective for fiscal years beginning after December 15, 2008. The adoption of these provisions of Topic 805-10-65 had no impact on the Company’s consolidated financial statements.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

3. Accounting Policies—(continued)

New Accounting Standards—(continued)

In December 2007, the FASB issued, in ASC Topic 810-10-65, Transition Related to FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“Topic 810-10-65”). Topic 810-10-65 provided clarification of the classification of noncontrolling interests in consolidated statements of financial position and the accounting for, and reporting of, transactions between the reporting entity and holders of such noncontrolling interests. On January 1, 2009, the Company adopted Topic 810-10-65, which was effective for the first annual reporting period beginning on or after December 15, 2008. Topic 810-10-65 was required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively. Since essentially all of the Company’s subsidiaries are 100% owned, the adoption of these provisions of Topic 810-10-65 did not have a significant impact on its consolidated financial statements.

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

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

4. Derivatives and Hedging—(continued)

Cash Flow Hedges of Interest Rate Risk—(continued)

The Company anticipated that it would not be in compliance with certain financial covenants under its senior credit facility for the period ending September 30, 2009 and thus, on September 29, 2009, the Company entered into Waiver and Amendment No. 1 (the “Waiver Agreement”) to the Credit Agreement (see Note 2). As of September 30, 2009, the Company was not in compliance with those covenants. As it is uncertain that the Company will be able to complete any alternative, long-term solutions to its credit issues or to obtain a further waiver prior to expiration of the Waiver Agreement, the Company is no longer able to support that the variable-rate interest payments (hedged transactions) under its senior credit facility are probable of occurring. Therefore, effective September 1, 2009, the Company was required to discontinue cash flow hedge accounting prospectively for its interest rate swaps so that the mark to market changes in their fair value are charged or credited to interest expense. Prior to September 1, 2009, the effective portion of changes in the fair value of derivatives designated and that qualified as cash flow hedges were recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings. The ineffective portion of the change in fair value of the derivatives was recognized directly in earnings. The balance in accumulated other comprehensive loss as of August 31, 2009 related to the interest rate swaps for which hedge accounting was discontinued will be subsequently reclassified into the statement of operations (interest expense) over the remaining original term of the derivative as the hedged forecasted transactions are also recognized to interest expense, in accordance with ASC Topic 815. Accordingly, during the twelve months ended September 30, 2010, the Company estimates, based on interest rates as of September 30, 2009, that $10,115 will be reclassified as a charge to interest expense. However, if the Company is not able to restructure its debt obligations in a manner that is consistent with the hedged forecasted transactions or if the lenders accelerate the debt under the senior credit facility so that it is payable prior to the expiration of the underlying interest rate swaps, the cumulative mark to market changes in the fair value of the underlying interest rate swaps that have been recorded in accumulated other comprehensive loss, in addition to the credit valuation adjustments recorded under ASC Topic 820, would be charged to the statement of operations at that time. As of September 30, 2009 this amount was $15,800. Any acceleration of the obligations of the Company under its credit facility, or any failure of the Company to make required payments under its credit facility, could allow the counterparties on certain of its existing interest rate swaps to terminate those arrangements. As of September 30, 2009, the Company estimates that the amount payable upon a termination of such interest rate swaps would have been approximately $19,045.

Although these interest rate swaps are subject to mark to market accounting through earnings effective September 1, 2009, they continue to effectively fix, from a cash flow hedge perspective, the interest rate on approximately 81% of the term loan portion of the Company’s credit facility through December 31, 2010. As of September 30, 2009, the variable interest rate was effectively fixed at 10.75%. As of September 30, 2009, the Company had the following outstanding interest rate swaps, all of which were not designated as hedges:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps – Canadian dollar instruments	2	$57,832
Interest Rate Swaps – Euro instruments	2	$159,064
Interest Rate Swaps – U.S. dollar instruments	2	$260,406

Non-designated Hedges of Foreign Exchange Risk

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign exchange rates but do not meet the strict hedge accounting requirements of Topic 815. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

4. Derivatives and Hedging—(continued)

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

As of September 30, 2009, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships. The value of these contracts is recognized at fair value based on market exchange forward rates. The change in fair value of these contracts is included in foreign exchange gain/(loss) in the statement of operations.

Foreign Currency Derivative	Notional Sold	Notional Purchased
Cash flow hedges	$—	$682
Fair value hedges	$(2,264)	$—

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations.

As of September 30, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $18,886. Included in this amount are certain derivative liabilities of $6,283 that are related to counterparties that are also lenders under the Company’s senior credit facility. Liabilities to these counterparties for derivatives and borrowings made under the senior credit facility are secured by substantially all of the Company’s assets. The Company has not posted any collateral related to other derivative agreements.

Due to reduced credit limits at some of its banks, the Company has been entering into fewer foreign currency hedging arrangements and may not be able to enter into as many hedging arrangements in the future. Additionally, as discussed above, effective September 1, 2009, the Company was required to discontinue cash flow hedge accounting prospectively for its interest rate swaps so that the mark to market changes in their fair value are charged or credited to interest expense in the Company’s statement of operations. Consequently, the Company’s financial statements are more exposed to the effects of currency and interest rate fluctuations, respectively, both favorable and unfavorable, which could have a material impact on its results of operations.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of September 30, 2009.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

4. Derivatives and Hedging—(continued)

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives As of September 30, 2009		Liability Derivatives As of September 30, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Topic 815
Interest Rate Swaps	Other current assets	$—	Accrued expenses	$—

Total derivatives designated as hedging instruments under Topic 815		$—		$—

Derivatives not designated as hedging instruments under Topic 815
Interest Rate Swaps	Other current assets	$—	Accrued expenses	$15,886
Foreign Currency Hedges	Other current assets	$184	Accrued expenses	$—

Total derivatives not designated as hedging instruments under Topic 815		$184		$15,886

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three months ended September 30, 2009.

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

for the Three Months Ended September 30, 2009

Derivatives in Topic 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion), net of tax	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps (1)	$(1,634)	Interest expense	$(2,952)	Interest expense	$(266)

Derivatives Not Designated as Hedging Instruments Under Topic 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest Rate Swaps (1)	Interest Expense	$(592)
Foreign Currency Hedges	Foreign exchange gain	$120

		$(472)

(1)	The Company’s interest rate swaps were considered designated hedging instruments through August 31, 2009. As discussed above, effective September 1, 2009, the interest rate swaps were no longer designated hedging instruments.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

4. Derivatives and Hedging—(continued)

Fair Value of Derivatives Under Accounting Standards Topic 820

Effective January 1, 2008, the Company adopted ASC Topic 820 for measuring its derivative assets and liabilities. Topic 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, Topic 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

To comply with Topic 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of September 30, 2009.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observables Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives	$184	$—	$184	$—

Total	$184	$—	$184	$—

Liabilities
Derivatives	$(15,886)	$—	$(15,886)	$—

Total	$(15,886)	$—	$(15,886)	$—

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

5. Inventories

The components of inventories are as follows at:

	September 30, 2009	December 31, 2008
Raw materials	$17,365	$17,357
Work in process	27,734	29,385
Finished units	37,029	38,801

	$82,128	$85,543

6. Debt

On September 29, 2009, the Company entered into the Waiver Agreement under its senior credit facility. See Note 2.

Borrowings under the revolving credit facility and the term loans carry interest at the sum of, as applicable, LIBOR, the Euribor or CDOR rate plus, in each case, the applicable margin. In connection with the amendment of the senior credit facility agreement on May 30, 2008, the applicable margin increased from 2.75% to 5.50% through December 31, 2008 with three identified step downs (i.e., to 4.25%, 3.75% and 2.75%) that are contingent upon future improvements in the Company’s credit rating levels beginning January 1, 2009. Under the terms of the Waiver Agreement entered into on September 29, 2009, there is a 1% increase in interest rates through the end of the Waiver Period. Based on the 90-day LIBOR, as of September 30, 2009, approximately 81% of the Company’s long-term debt under its senior credit facility was effectively fixed by interest rate swap contracts at 10.75%, and the weighted average interest rate on the portion of the term loan facility not effectively fixed was 7.08%.

During the first quarters of 2009 and 2008, the Company made mandatory debt repayments of approximately $16,100 and $9,400, respectively, based on the difference between its “pre-dividend free cash flow”, as defined in its credit facility agreement, and cash dividends paid in the prior year, multiplied by the applicable percentage as defined in the agreement. The Company also made mandatory payments of $2,600 and $500 during the second and third quarters of 2009. Beginning in 2009, the sum of voluntary and scheduled debt payments made in the previous year is subtracted from this result to determine the mandatory debt repayment. The Company also made scheduled quarterly debt payments of its senior debt of approximately $4,700 and $1,800 during the first quarters of 2009 and 2008, respectively, $4,700 and $2,000 during the second quarters of 2009 and 2008, respectively and $5,000 and $2,300 during the third quarters of 2009 and 2008, respectively. Also in the third quarter of 2008, the Company made a voluntary prepayment of approximately $6,100. During the first quarter of 2009, the Company made borrowings under its revolver of $28,000.

Topic 825-10-65 requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The carrying value of the debt under the senior credit facility of $591,446 exceeded its fair value of approximately $421,000 as of September 30, 2009.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

7. Income Taxes

The Company utilizes the asset and liability method for accounting for income taxes in accordance with ASC Topic 740, Income Taxes (“Topic 740”). Under Topic 740, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company reduces the deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Information evaluated includes the Company’s financial position and results of operations for the current and preceding years as well as an evaluation of currently available information about future years.

Because of the Company’s accumulated loss position and the uncertainty around the future profitability in certain tax jurisdictions, on September 30, 2009, the Company has deferred tax asset valuation allowances for deferred tax assets primarily related to net operating loss carry forwards in the United States, the United Kingdom, Canada, Germany, Sweden and Australia.

For the three months ended September 30, 2009 and 2008, the provision for income taxes was $3,424 and $794, respectively. For the three months ended September 30, 2009 and 2008, the effective tax rate for income taxes was (86.5%) and 3.6%, respectively. The increase in income taxes for the third quarter of 2009 as compared with the third quarter of 2008 is principally due to losses incurred by certain foreign and domestic subsidiaries for which the Company currently has deferred tax asset valuation allowances recorded, including curtailment/settlement gains recorded in the third quarter of 2008 relating to U.S. retiree plans of $40.1 million for which no taxes were reflected due to the U.S. deferred tax asset valuation allowance recorded as of 2008. Recorded deferred tax asset valuation allowances resulted in positive tax expense for the quarter ended September 30, 2009, which resulted in a negative effective rate when compared with the Company’s third quarter pre-tax loss of $3,957.

For the nine months ended September 30, 2009 and 2008, the provision for income taxes was $10,013 and $6,344, respectively. The increase in income taxes for the nine months ended September 30, 2009 was primarily due to the reasons noted above for the third quarter of 2009 and the establishment of a deferred tax asset valuation allowance in Canada of approximately $2,850 in the first quarter of 2009.

As of December 31, 2008, the Company had a gross unrecognized tax benefit of $4,831. During the nine months ended September 30, 2009, the Company’s unrecognized tax benefit decreased by approximately $432 based principally on the outcome of a foreign tax audit.

The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense, which were immaterial for the nine months ended September 30, 2009 and 2008, respectively. The tax years 2000 through 2008 remain open to examination by the major taxing jurisdictions to which the Company and its subsidiaries are subject.

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

Effective December 31, 2008, the Company froze benefit pension accruals under its Pension Plan for U.S. Salaried and Non-Union Hourly Employees (the “Pension Plan”) so that service beyond December 31, 2008 is not credited under the Pension Plan. Employees who were vested as of December 31, 2008 will be entitled to their benefits earned as of December 31, 2008. Current employees who were not vested as of December 31, 2008 will be entitled to their benefits earned as of December 31, 2008 upon five years of continuous employment from date of hire.

Additionally, during the first quarter of 2009 the Company suspended its 401(k) plan match in the United States until further notice.

As required by ASC Topic 715-20-50, Compensation––Retirement Benefits (“Topic 715”), the following tables summarize the components of net periodic benefit cost:

Defined Benefit Plans	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Service cost	$1,018	$1,598	$2,415	$4,624
Interest cost	1,731	1,663	4,710	5,018
Expected return on plan assets	(982)	(1,200)	(2,528)	(3,602)
Amortization of prior service cost	28	30	70	89
Amortization of net loss	284	137	804	395
Curtailment/settlement gains	—	(3,451)	—	(3,451)

Net periodic benefit cost	$2,079	$(1,223)	$5,471	$3,073

Other Postretirement Benefit Plans	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Service cost	$—	$132	$—	$395
Interest cost	10	453	29	1,358
Amortization of prior service cost	—	(140)	—	(419)
Amortization of net gain	(2)	(17)	(4)	(52)
Curtailment/settlement gains	—	(36,517)	—	(36,517)

Net periodic benefit cost	$8	$(36,089)	$25	$(35,235)

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

9. Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

Comprehensive income for the periods ended September 30, 2009 and 2008 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net income (loss)	$(7,381)	$21,536	$(15,228)	$30,945
Foreign currency translation adjustments	7,697	(21,698)	17,378	(9,345)
Pension liability changes	(6)	(7,231)	(910)	(7,296)
Change in value of derivative instruments	1,817	(3,055)	1,828	(3,055)

Comprehensive income (loss)	$2,127	$(10,448)	$3,068	$11,249

The components of accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Pension Liability Changes under Topic 715	Value of Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2008	$5,891	$(21,531)	$(13,859)	$(29,499)
Current period change, net of tax	17,380	(910)	1,828	18,298

Balance at September 30, 2009	$23,271	$(22,441)	$(12,031)	$(11,201)

10. Warranties

The Company offers warranties on certain products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The Company estimates the costs that may be incurred under its warranties and records a liability for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. Changes in the Company’s combined short-term and long-term warranty liabilities during the nine months ended September 30, 2009 are as follows:

Balance at December 31, 2008	$2,424
Warranties provided during period	1,647
Settlements made during period	(1,707)
Changes in liability estimates, including expirations and currency effects	(240)

Balance at September 30, 2009	$2,124

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

11. Restructuring and Impairments Expense—(continued)

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

During the third quarter of 2009, $1,667 of the Company’s $1,754 restructuring and impairments expenses was related to the impairment of long-term assets at various locations around the world. Additionally, during the third quarter of 2009, the Company continued its program of streamlining its operating structure and recorded restructuring expenses of $87 in connection therewith.

The Company expects to incur restructuring expenses of approximately $800 during the remainder of 2009, primarily related to a continuation of streamlining its operating structure.

The table below sets forth for the nine months ended September 30, 2009, the significant components and activity under restructuring programs and asset impairments:

	Balance at December 31, 2008	Charges	Write-offs	Currency Effects	Cash Payments	Balance at September 30, 2009
Severance	$5,422	$2,217	$—	$51	$(7,091)	$599
Asset impairment	—	1,667	(1,667)	—	—	—
Facility costs and other	2,455	(990)	—	138	24	1,627

Total	$7,877	$2,894	$(1,667)	$189	$(7,067)	$2,226

Restructuring and impairments expense by segment, which is not included in Segment Earnings (Loss) in Note 12, is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Clothing	$785	$2,098	$656	$2,214
Roll Covers	957	941	1,000	2,662
Corporate	12	573	1,238	1,986

Total	$1,754	$3,612	$2,894	$6,862

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

12. Business Segment Information—(continued)

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

Summarized financial information for the Company’s reportable segments is presented in the tables that follow for the three and nine months ended September 30, 2009 and 2008, respectively.

	Clothing	Roll Covers	Corporate	Total

Three Months Ended September 30, 2009:
Net sales	$86,033	$44,275	$—	$130,308
Segment Earnings (Loss)	20,186	11,010	(5,345)

Three Months Ended September 30, 2008:
Net sales	$104,416	$54,891	$—	$159,307
Segment Earnings (Loss)	39,463	16,484	(1,054)

	Clothing	Roll Covers	Corporate	Total

Nine Months Ended September 30, 2009:
Net sales	$243,881	$123,773	$—	$367,654
Segment Earnings (Loss)	63,017	27,329	(12,122)

Nine Months Ended September 30, 2008:
Net sales	$317,270	$171,417	$—	$488,687
Segment Earnings (Loss)	91,420	46,152	(11,038)

Segment Earnings (Loss) above excludes restructuring and impairments expense.

Provided below is a reconciliation of Segment Earnings (Loss) to income (loss) before provision for income taxes for the three and nine months ended September 30, 2009 and 2008, respectively.

	Three Months Ended September 30,
	2009	2008
Segment Earnings (Loss):
Clothing	$20,186	$39,463
Roll Covers	11,010	16,484
Corporate	(5,345)	(1,054)
Non-cash compensation and related expenses	(778)	(500)
Net interest expense	(16,425)	(16,230)
Depreciation and amortization	(10,851)	(11,738)
Restructuring and impairments expense	(1,754)	(3,612)
Expenses related to debt financing	—	(483)

Income (loss) before provision for income taxes	$(3,957)	$22,330

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

12. Business Segment Information—(continued)

	Nine Months Ended September 30,
	2009	2008
Segment Earnings (Loss):
Clothing	$63,017	$91,420
Roll Covers	27,329	46,152
Corporate	(12,122)	(11,038)
Non-cash compensation and related expenses	(1,824)	(774)
Net interest expense	(47,952)	(42,217)
Depreciation and amortization	(30,769)	(35,697)
Restructuring and impairments expense	(2,894)	(6,862)
Unrealized foreign exchange gain on revaluation of debt	—	1,985
Expenses related to debt financing	—	(5,680)

Income (loss) before provision for income taxes	$(5,215)	$37,289

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

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

14. Stock-Based Compensation—(continued)

The Company records stock-based compensation expense in accordance with ASC Topic 718, Compensation––Stock Compensation (“Topic 718”) and during the three and nine months ended September 30, 2009 and 2008 recorded stock-based compensation as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
RSU Awards (1)	$678	$500	$1,454	$774
2009 Performance Award Program (2)	100	—	370	—
Stock Awards (3)	—	—	94	—

Total	$778	$500	$1,918	$774

(1)	Related to restricted stock units awarded in and prior to 2009. See further discussion below.
(2)	Related to the value of expected awards for the year ending December 31, 2009 under the Company’s Performance Award Program, which was approved by the Company’s Board of Directors on March 10, 2009.
(3)	Represents the value of 60,000 shares of the Company’s common stock awarded to Mr. Maffucci on June 8, 2009 in connection with his appointment as the Company’s Executive Vice President and Chief Financial Officer.

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

On June 9, 2009 the non-employee directors were granted 224,715 RSUs in the aggregate. These RSUs are fully vested on the grant date; provided, however, that if a director ceases to serve as a member of the Board for any reason other than as a result of a change in control (as defined in the 2005 Plan) prior to the 2010 annual meeting of stockholders, the director will forfeit a pro rata portion of the award. On August 4, 2009, Board members who served as non-employee directors during the year prior to the 2009 Annual Meeting of Stockholders were awarded 221,945 RSUs in the aggregate that vested immediately.

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

During the first quarter of 2009, 54,299 shares of common stock underlying 87,000 time-based RSUs were issued; the remaining 32,701 shares underlying the RSUs were withheld from issuance in connection with minimum tax withholding requirements related to the issuance of such shares to the recipients. During the second quarter of 2009, 21,828 shares of common stock underlying 32,377 time-based RSUs were issued; the remaining 10,549 shares underlying the RSUs were withheld from issuance in connection with minimum tax withholding requirements related to the issuance of such shares to the recipients.

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

On March 10, 2009, in accordance with the employment agreement between the Company and Mr. Stephen Light, the Company’s Chairman, President and Chief Executive Officer, the Compensation Committee of the Company’s Board of Directors approved RSU grants to Mr. Light as follows: (i) 341,761 time-based RSUs; (ii) 605,209 time-based RSUs that were contingent on shareholder approval of an increase in the maximum number of shares that may be granted as stock awards to any one person in any calendar year under the 2005 Plan; and (iii) 946,969 performance-based RSUs that were contingent on shareholder approval of the same increase. Mr. Light’s employment agreement provides for grants of RSUs having a fair market value of $1,250 on each of January 1, 2009 and January 1, 2010 and that half of these RSUs are to vest based on his service over time while the other half vest based on the Company’s performance. The 2005 Plan imposes a limit on the maximum number of shares that may be granted as stock awards to any one person in any calendar year. Those of the RSUs granted to Mr. Light that were in excess of that limit were granted contingent on shareholder approval of an amendment to the 2005 Plan to increase the limit to enable these grants. The contingent awards were not considered outstanding until approved by the shareholders. The shareholders approved the amendment on June 9, 2009.

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

Certain time-based RSUs and all non-employee director RSUs automatically adjust to reflect awards of additional RSUs upon payment of dividends by the Company. During the year ended December 31, 2008 and the first nine months of 2009, no RSUs were awarded in connection with the payment of dividends as no dividends were declared by the Company during any of those periods.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

14. Stock-Based Compensation—(continued)

A summary of RSUs outstanding as of September 30, 2009 and their vesting dates is as follows:

	Vesting Dates	Number of RSUs
Time-based RSUs granted February 26, 2008	Annually in equal installments on January 3, 2009, January 3, 2010 and January 3, 2011	50,000

Time-based RSUs granted June 13, 2008	With respect to 37,500 RSUs — annually in equal installments on June 13, 2009,
	June 13, 2010 and June 13, 2011; with respect to 60,000 RSUs—June 13, 2011	85,000

Time-based RSUs granted August 6, 2008 (contingently awarded on January 3, 2008)	Annually in equal installments on January 3, 2009, January 3, 2010 and January 3, 2011	91,334

Time-based RSUs granted at various dates during 2008	Annually in equal installments over three years	32,334

Time-based RSUs granted at various dates during 2009	With respect to 1,023,470 RSUs—annually in equal installments in January 2010 and January 2011; with respect to 75,000 RSUs—annually in equal installments on June 8, 2010, 2011 and 2012	1,098,470

Performance-based RSUs granted May 16, 2007 (based on shareholder return targets)	May 16, 2011, assuming performance criteria are achieved	334,950

Performance-based RSUs granted August 6, 2008 (based on shareholder return targets) (contingently awarded on January 3, 2008)	January 3, 2011, assuming performance criteria are achieved	137,000

Performance-based RSUs granted at various dates during 2009 (based on shareholder return targets)	January 3, 2011, assuming performance criteria are achieved	1,023,469

Non-employee directors’ RSUs	Date of grant	483,199

Total RSUs outstanding		3,335,756

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

14. Stock-Based Compensation—(continued)

RSU activity during the nine months ended September 30, 2009 is presented below.

	Number of RSUs	Price Range of Grant-Date Fair Value Price Per RSU	Weighted Average Grant-Date Fair Value Price Per RSU
Outstanding, December 31, 2008	1,358,585	$3.77 -12.01	$7.50
Granted	2,568,599	0.54 - 1.65	1.33
Forfeited	(472,052)	5.12 -11.66	9.65
Issued or withheld for tax withholding purposes	(119,376)	3.89 - 5.40	5.22

Outstanding, September 30, 2009	3,335,756	$0.54 -12.01	$2.52

Vested, September 30, 2009 (1)	292,130	$1.43 -12.01	$1.60

(1)	Vested RSUs at September 30, 2009 consist entirely of non-employee director RSUs. The common stock underlying these RSUs will be issued to the directors upon termination of their service as members of the Board and/or a change in control, as defined in the 2005 Plan. The total grant-date fair value of such non-employee directors RSUs that vested during the nine months ended September 30, 2009 was $467.

Assumptions

In accordance with Topic 718, the Company uses the following assumptions in determining compensation expense:

Grant-Date Fair Value

The Company calculates the grant-date fair value of time-based RSUs and non-employee directors’ RSUs based on the closing price of the Company’s common stock on the date of grant.

For the performance-based RSUs granted in 2009, 2008, 2007 and 2005 (none granted in 2006), the Company calculated the grant-date fair value of performance-based RSUs by using a Monte Carlo pricing model and the following assumptions:

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

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

14. Stock-Based Compensation—(continued)

Assumptions—(continued)

(ii)	Expected volatility. The Company is responsible for estimating the volatility of the price of its common stock and has considered a number of factors, including third party estimates, to determine its expected volatility. For the 2008, 2007 and 2005 awards, the Company performed a peer group analysis of historical and implied volatility measures rather than using its own historical volatility because it had been a public company for a relatively short period of time (i.e., since its initial public offering on May 19, 2005). Based upon the peer group analysis, the Company determined to use a 44%, 39% and 37% volatility assumption for performance-based RSUs granted in 2008, 2007 and 2005, respectively, which is the midpoint of the range developed by looking at the peer group. For the 2009 awards, after being a public company for four years, the Company determined to use its own historical volatility rather than a peer group analysis. The volatility for the 2009 awards was 116% and 119%.
(iii)	Expected dividends. Based on the Company’s dividend policy in place at the time of the performance-based RSU grants on May 19, 2005, an assumed continuation of quarterly dividends at the rate of $0.225 per share of common stock was used for the purposes of the application of the Monte Carlo pricing model. On May 2, 2007, the Company modified its credit agreement which limited the amount of any quarterly dividends payable on its common stock to not more than $0.1125 per share. Accordingly, for the performance-based RSUs that were granted on May 16, 2007, the Company assumed continuation of quarterly dividends at the rate of $0.1125 per share of common stock for the purposes of the application of the Monte Carlo pricing model. On May 30, 2008, the Company amended its credit facility. No dividends are permitted to be paid on the Company’s common stock through May 2012, the maturity date of the term loans under the amended senior credit facility. Accordingly no dividends were assumed for the 2008 or 2009 awards for purposes of the application of the Monte Carlo pricing model.
(iv)	Risk-free interest rate. The yield on zero-coupon U.S. Treasury securities for the period that is commensurate with the expected term assumptions.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

14. Stock-Based Compensation—(continued)

Forfeitures

As the time-based and performance-based RSUs require continued employment up to the time of vesting, the amount of stock-based compensation recognized during a period is required to include an estimate of forfeitures. Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is related to employee attrition and based on a historical analysis of its employee turnover. This analysis is re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will be only for those shares that meet the requirements of continued employment up to the time of vesting. The Company estimated its forfeiture rates as of September 30, 2009 to be as follows:

Description of Award	Forfeiture Rates

Time-based RSUs granted on various dates in 2008 and in 2009 (and contingently granted on January 1, 2009), other than those on August 6, 2008	10%

Time-based RSUs granted on August 6, 2008	55%

Performance-based RSUs granted May 19, 2007 (based on shareholder return targets)	65%

Performance-based RSUs granted August 6, 2008 (based on shareholder return targets)	70%

Performance-based RSUs granted in 2009 (based on shareholder return targets)	10%

Non-employee directors’ RSUs	0%

As of September 30, 2009, there was approximately $2,600 of total unrecognized compensation expense related to unvested share-based awards which is expected to be recognized over a weighted average period of 1.4 years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated interim financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. The discussion included in this section, as well as other sections of this Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Undue reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance, or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include the following items:

•

our lenders would have the right to demand immediate repayment of our obligations under our credit facility if we are not able to restructure our debt or execute on any initiative that addresses our credit issues prior to December 15, 2009, or such earlier date when the waiver of the violation of the financial covenants in our credit facility expires, and any acceleration of our debt or failure on our part to make required payments under our credit facility could allow the counterparties on certain of our existing interest rate swaps to terminate those arrangements;

•

we may not be able to obtain any further extension of the waiver of the violation of the financial covenants in our credit facility, in which case we will be in default following the waiver period unless we reach agreement with our lenders before it expires;

•

we anticipate that we may have insufficient cash to operate our business and make the scheduled quarterly payments required under our credit facility and, accordingly, we may default on our payment obligations under the facility absent a waiver of those terms;

•

we may choose to file for reorganization under Chapter 11 of the U.S. Bankruptcy Code if we are in default under the credit facility. Additionally, the initiation of insolvency proceedings in certain non-U.S. jurisdictions may be warranted, which would limit our access to cash from our operations in those jurisdictions and impact our ability to control our assets in those jurisdictions;

•

even if we obtain approval of sufficient lenders to obtain an additional waiver, we still may choose to file for reorganization under Chapter 11 of the U.S. Bankruptcy Code to address any non-approving lenders to restructuring of the debt facilities;

•

if we are in default and we file for reorganization, we may be without sufficient cash to operate our business and will be without access to financing unless we are able to obtain debtor-in-possession financing. We may be unable to find any lender willing to provide us with debtor-in-possession financing, and any such financing that we are able to obtain would require the approval of the bankruptcy court;

•

we may pursue initiatives to resolve our credit issues, including initiatives that involve issuances of equity, that are likely to severely dilute our existing stockholders and may result in our existing common stock having little or no value;

•

we may not be able to restructure or replace any or all of our outstanding debt or complete any other alternative to address our long term credit issues on satisfactory terms, or at all, and any such arrangements could increase our borrowing costs and result in additional fees and expenses;

•

our financial results face increased exposure to currency fluctuations, as our banks have limited our ability to enter into hedging arrangements and our interest rate swaps no longer qualify for hedge accounting;

•

the fact that we may default on our credit facility is likely to cause our customers and vendors to seek financial assurances from us before they are willing to continue doing business with us, and they may instead choose to do business with our competitors. This may result in decreased revenues or increased costs of our operations, or negatively impact our ability to operate our business, thereby adversely affecting our results of operations;

•

we may not have sufficient cash to fund our operations in light of (i) continuing conditions in the global paper market that are affecting our business, (ii) the significant expenses we have continued to incur in connection with addressing our long-term credit issues and (iii) our potential inability to access any additional sources of financing;

•	we may be required to sell certain of our assets or businesses for the purposes of raising cash to fund the balance of our operations;

•	in the event that we are able to successfully restructure our debt, we may incur unfavorable tax consequences resulting in increased income tax expense;

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

Many of these risks are discussed elsewhere in this Quarterly Report on Form 10-Q, including in the sections below: “Recent Developments,” “Overview,” “Industry Trends and Outlook,” “Liquidity and Capital Resources” and “Credit Facility.” Other factors that could materially affect actual results, levels of activity, performance, or achievements can be found in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on March 12, 2009. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise.

Recent Developments

Senior Credit Facility

Our senior credit facility requires that we satisfy certain operating requirements and financial covenant ratios in order to avoid a default or event of default under the facility. See “Credit Facility” below. As previously disclosed in our Quarterly Report of Form 10-Q for the quarter ended June 30, 2009, we anticipated that we would not be in compliance with certain financial covenants of the senior credit facility for the period ending September 30, 2009. Therefore, to provide us additional time to work with our creditors and stockholders to find long-term solutions to our credit issues, on September 29, 2009, we entered into Waiver and Amendment No. 1 (the “Waiver Agreement”) to the senior credit facility. As of September 30, 2009, we were not in compliance with certain financial covenants of the Credit Agreement. Absent the Waiver Agreement, failure to meet these financial covenants would constitute an event of default under the senior credit facility and potentially could lead to acceleration of our loan obligations by our lenders, the termination of our interest rate swap agreements by the counterparties or the initiation of insolvency proceedings against us in some non-U.S. jurisdictions.

Pursuant to the Waiver Agreement, the lenders agreed to waive any violation of the interest coverage, leverage and fixed charge covenants under the senior credit facility until the earliest of (i) the occurrence of any other default under the senior credit facility, (ii) our failure to comply with any term of the Waiver Agreement or (iii) December 15, 2009 (the “Waiver Period”). We agreed that during the Waiver Period no new revolving loans may be made to us, and the lenders would not be required to make any loans to us. We may request new letters of credit in an amount up to $3.5 million for equipment purchases and may extend the expiration dates for certain outstanding letters of credit. The Waiver Agreement also requires us to report certain additional financial information to the lenders on a regular basis.

In connection with the Waiver Agreement, we were required to pay aggregate fees to the lenders of approximately (i) $1.5 million in cash at the time of the effectiveness of the Waiver Agreement and (ii) $1.5 million to be deferred to the maturity date for the loans under the senior credit facility and to accrue interest at the rate applicable to the loans until that time. In addition, during the period between September 29, 2009 and December 15, 2009 the outstanding balance under the senior credit facility will bear interest at a rate that is 1.0% per year in excess of the non-default rate otherwise payable during that period under the senior credit facility. The non-default rate is LIBOR, the Euribor or CDOR rate plus the applicable margin of 5.50%.

We have formed a steering committee of our Board of Directors to explore initiatives to address long-term solutions to our credit issues. We are in discussions with our current lenders regarding restructuring or replacing some or all of our debt, which would be likely to include the issuance of equity to such lenders and the payment of additional fees, as well as exploring with third parties various strategic alternatives affecting our debt and equity ownership.

Even with the additional time provided by the Waiver Agreement, there can be no assurance that we will be able to complete any initiatives to resolve our credit issues on satisfactory terms, or at all. Any such initiatives we pursue are likely to severely dilute our existing stockholders and may result in our existing common stock having little or no value. If we are unable to execute on our initiatives prior to the expiration of the Waiver Period, our failure to comply with the financial covenants of the senior credit facility as of September 30, 2009 would be a default under our credit facility, absent a further waiver of those terms, which may not be available at that time. We are seeking an additional wavier to extend the Waiver Period and provide additional credit facility relief from the payment of principal and interest due. We anticipate that we may have insufficient cash at year end to both make our required payments under the credit facility and operate our business. Accordingly, absent a waiver of some or all of the scheduled quarterly payments under our credit facility, which would require unanimous approval of the lenders of the debt outstanding under the facility, we may default on our payment obligations under the facility or seek relief through the bankruptcy courts. There can be no assurance that we will be able to obtain a waiver of all or any portion of the scheduled quarterly payments under our credit facility from our lenders. The occurrence of an event of default under our credit facility potentially could lead to acceleration of our loan obligations by our lenders, reorganization under Chapter 11 of the U.S. Bankruptcy Code and the initiation of insolvency proceedings against us in some non-U.S. jurisdictions.

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

During 2008, especially the latter part of the year, the global paper industry experienced a sharp reduction in production levels, caused by the general slowdown in economic activity and the related paper consumption decline during the same period. The slowdown of production was across all grades of paper production, but most notably in the packaging grades and newsprint. For packaging grades, demand is directly related to broad manufacturing and transportation activity reduction, while newsprint demand has been increasingly declining over a number of years due to the greater prevalence of electronic media, exacerbated in recent months by a reduction in print advertising. One of the results of the recent reduction in demand for paper products is that the inventory of paper at the paper-makers has increased significantly and production slowdowns, curtailments and idling of paper-making machines have been occurring at a sharply increasing rate, particularly in North America and Europe, since October 2008 and continuing into mid-2009. Recently, however, there has been some abatement in these production declines and very modest improvements in paper and board manufacturers’ operating rates that have begun to have a positive impact on the demand for some of our products. While we were successful in reducing the rate of price decreases in 2008 for the products we sell to the paper-makers and prices have remained relatively stable in the nine months ended September 30, 2009, there continues to be price pressure due to our competitors pursuing market growth at this time of lower overall demand in our market.

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

In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed on a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is selected to fit each individual paper-making machine and process. For the three months ended September 30, 2009, our clothing segment represented 66% of our net sales.

Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by the paper producer. Roll covers are tailored to each individual paper-making machine and process, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and manufacture spreader rolls. For the three months ended September 30, 2009, our roll covers segment represented 34% of our net sales.

Industry Trends and Outlook

Historically, demand for our products has been driven primarily by the volume of paper produced on a worldwide basis. Generally, and over time, we expect growth in paper production to be greater in Asia, South America and Eastern Europe than in the more mature North American and Western European regions where demand may potentially decline.

The profitability of paper producers has historically been highly cyclical due to wide swings in the price of paper, driven to a high degree by the oversupply of paper during periods when paper producers have more aggregate capacity than the market requires. A sustained downturn in the paper industry, either globally or in a particular region, can cause paper manufacturers to reduce production or cease operations, which could adversely affect our revenues and profitability. Since 2000, paper producers have taken actions that seek to structurally improve the balance between the supply of and demand for paper. As part of these efforts, they have permanently shut down many paper-making machines or entire manufacturing facilities. Papermakers continue to experience low levels of profitability, and we believe that further consolidation among papermakers, reducing the number of paper producers, and shutdowns of paper-making machines or facilities will occur in Europe and North America, until there is a better balance between supply and demand for paper and the profit levels of paper producers improve. This rebalancing has been accelerated during the current global economic recession. Over a number of years, consumption growth of paper, particularly in South America and Asia, is expected to drive an increase in the global production rates required to maintain balance between supply and demand. It is highly likely, however, that a consumption slow-down and related effect on global paper production will continue in the near term, exacerbated by the global economic crisis. Also affecting machine curtailments are structural productivity gains from improved products that we and our competitors supply.

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

The negative paper industry trends described above are likely to continue. We believe that in the current economic environment, the paper industry will experience reduced demand, increased emphasis on cost reduction, and sustained paper-machine shutdown activity than would have been the case in the absence of the economic crisis. To address these conditions, we have sought to aggressively restructure our business and reduce costs. See “Cost Reduction Programs” below.

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

The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $2.7 million and $2.9 million for the three months ended September 30, 2009 and 2008, respectively.

Foreign Exchange

We have a geographically diverse customer base. For the three months ended September 30, 2009, approximately 36% of our sales was in North America, 35% was in Europe, 18% was in Asia-Pacific, 10% was in South America and 1% was in the rest of the world.

A substantial portion of our financial results are denominated in Euros or other currencies. As a result, changes in the relative values of U.S. Dollars, Euros and other currencies affect our reported levels of revenues and profitability as the results are translated into U.S. Dollars for reporting purposes. In particular, increases in the value of the U.S. Dollar relative to the value of the Euro and these other currencies negatively impact our levels of revenue and profitability because the translation of a certain number of Euros or units of such other currencies into U.S. Dollars for financial reporting purposes will represent fewer U.S. Dollars.

For certain transactions, our sales are denominated in U.S. Dollars or Euros but all or a substantial portion of the associated costs are denominated in a different currency. As a result, changes in the relative values of U.S. Dollars, Euros and other currencies can affect the level of the profitability of these transactions. The largest proportion of such transactions consist of transactions in which the sales are denominated in or indexed to U.S. Dollars and all or a substantial portion of the associated costs are denominated in Euros or Reals.

Currency fluctuations have a greater effect on the level of our net sales than on the level of our income from operations. For example, for the three months ended September 30, 2009 as compared with the three months ended September 30, 2008, the change in the value of the U.S. Dollar against the currencies we conduct our business in resulted in currency translation decreases in net sales and income from operations of $6.0 million and $1.4 million, respectively. Although the results for the three months ended September 30, 2009 reflect a period in which the value of the U.S. Dollar increased against most of the currencies in which we conduct the majority of our non-U.S. Dollar denominated business as compared to the three months ended September 30, 2008, we would expect a similar but opposite effect in a period in which the value of the U.S. Dollar decreases.

During the three and nine months ended September 30, 2009, we conducted business in 11 foreign currencies. The following table provides the average exchange rate for the three and nine months ended September 30, 2009 and 2008, respectively, of the U.S. Dollar against each of the four foreign currencies in which we conduct the largest portion of our operations, and indicates the percentage of our net sales for the three and nine months ended September 30, 2009 denominated in such foreign currency.

Currency	Average exchange rate of the U.S. Dollar for the three months ended September 30, 2009	Average exchange rate of the U.S. Dollar for the three months ended September 30, 2008	Percentage of net sales for the three months ended September 30, 2009 denominated in such currency
Euro	$1.43 = 1 Euro	$1.50 = 1 Euro	41.9%
Brazilian Real	$0.54 = 1 Brazilian Real	$0.60 = 1 Brazilian Real	8.1%
Canadian Dollar	$0.91 = 1 Canadian Dollar	$0.96 = 1 Canadian Dollar	6.7%
Australian Dollar	$0.83 = 1 Australian Dollar	$0.89 = 1 Australian Dollar	6.6%

Currency	Average exchange rate of the U.S. Dollar for the nine months ended September 30, 2009	Average exchange rate of the U.S. Dollar for the nine months ended September 30, 2008	Percentage of net sales for the nine months ended September 30, 2009 denominated in such currency
Euro	$1.37 = 1 Euro	$1.52 = 1 Euro	41.9%
Brazilian Real	$0.48 = 1 Brazilian Real	$0.59 = 1 Brazilian Real	8.6%
Canadian Dollar	$0.86 = 1 Canadian Dollar	$0.98 = 1 Canadian Dollar	6.5%
Australian Dollar	$0.75 = 1 Australian Dollar	$0.91 = 1 Australian Dollar	6.7%

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

Due to reduced credit limits at some of our banks, we have been entering into fewer foreign currency hedging arrangements and may not be able to enter into as many hedging arrangements in the future. As a result, our financial statements are more exposed to the effects of currency fluctuations, both favorable and unfavorable, which could have a material impact on our results of operations.

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

During the second quarter of 2009, essentially all of the $1.0 million of restructuring expenses we recorded were related to streamlining our operating structure. During the third quarter of 2009, we continued our program of streamlining our operating structure and recorded restructuring expenses of $0.1 million therewith. Additionally during the third quarter of 2009, approximately $1.7 million of our restructuring expenses were related to the impairment of assets at various locations around the world. We expect to incur restructuring expenses of approximately $0.8 million during the remainder of 2009, primarily related to continuing our program of streamlining our operating structure.

Results of Operations

The tables that follow set forth for the periods presented certain consolidated operating results and the percentage of net sales they represent:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$130.3	$159.3	$367.7	$488.7
Cost of products sold	81.5	106.5	229.0	303.8
Selling expenses	17.0	20.1	49.6	62.4
General and administrative expenses	15.4	28.3	35.1	70.3
Restructuring and impairments expenses	1.8	3.6	2.9	6.9
Research and development expenses	2.7	2.9	8.1	9.1
Curtailment/settlement gain	—	(40.0)	—	(40.0)

Income from operations	11.9	37.9	43.0	76.2
Interest expense, net	(16.4)	(16.2)	(48.0)	(42.2)
Foreign exchange gain (loss)	0.5	0.7	(0.2)	3.3

Income (loss) before provision for income taxes	(4.0)	22.3	(5.2)	37.3
Provision for income taxes	3.4	0.8	10.0	6.4

Net income (loss)	$(7.4)	$21.5	$(15.2)	$30.9

Percentage of Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	62.6	66.9	62.3	62.2
Selling expenses	13.0	12.6	13.5	12.8
General and administrative expenses	11.8	17.7	9.5	14.4
Restructuring and impairments expenses	1.3	2.3	0.8	1.4
Research and development expenses	2.1	1.8	2.2	1.9
Curtailment/settlement gain	—	(25.1)	—	(8.2)

Income from operations	9.2	23.8	11.7	15.5
Interest expense, net	(12.6)	(10.2)	(13.0)	(8.6)
Foreign exchange gain (loss)	0.4	0.4	(0.1)	0.7

Income (loss) before provision for income taxes	(3.0)	14.0	(1.4)	7.6
Provision for income taxes	2.6	0.5	2.7	1.3

Net income (loss)	(5.6)%	13.5%	(4.1)%	6.3%

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008.

Net Sales. Net sales for the three months ended September 30, 2009 decreased by $29.0 million, or 18.2%, to $130.3 million from $159.3 million for the three months ended September 30, 2008. For the three months ended September 30, 2009, 66% of our net sales was in our clothing segment and 34% was in our roll covers segment.

In our clothing segment, net sales for the three months ended September 30, 2009 decreased by $18.4 million, or 17.6%, to $86.0 million from $104.4 million for the three months ended September 30, 2008 primarily due to (i) decreased sales volume primarily in North America and Europe and (ii) unfavorable currency effects on net sales of $4.6 million related to the translation of sales made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes. The decrease was partially offset by $1.8 million of favorable currency effects on pricing related to sales prices indexed in U.S. Dollars by certain non-U.S. operations. Overall pricing levels in our clothing segment decreased slightly more than 1% during the three months ended September 30, 2009 as compared with the three months ended September 30, 2008.

In our roll covers segment, net sales for the three months ended September 30, 2009 decreased by $10.6 million or 19.3%, to $44.3 million from $54.9 million for the three months ended September 30, 2008. The decrease was primarily due to (i) decreased sales volumes primarily in North America and Europe, (ii) unfavorable currency effects on net sales of $1.4 million related to the translation of sales made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes. Overall pricing levels in our roll covers segment increased slightly less than 1% during the three months ended September 30, 2009 as compared with the three months ended September 30, 2008.

Cost of Products Sold. Cost of products sold for the three months ended September 30, 2009 decreased by $25.0 million, or 23.5%, to $81.5 million from $106.5 million for the three months ended September 30, 2008.

In our clothing segment, cost of products sold decreased by $19.0 million, or 26.4%, to $53.0 million for the three months ended September 30, 2009 from $72.0 million for the three months ended September 30, 2008 primarily due to (i) lower sales volumes during the three months ended September 30, 2009 as compared with the three months ended September 30, 2008, (ii) the absence in 2009 of the increased provision for slow-moving and obsolete inventory of $8.1 million that was recorded in the third quarter of 2008, (iii) favorable currency effects of $2.5 million related to the translation of expenses made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes and (iv) the $2.3 million impact of a lower cost structure, resulting from our cost reduction programs, during the three months ended September 30, 2009 as compared with the three months ended September 30, 2008.

In our roll covers segment, cost of products sold decreased by $6.0 million, or 17.4%, to $28.5 million for the three months ended September 30, 2009 from $34.5 million for the three months ended September 30, 2008 primarily due to (i) lower sales volumes during the three months ended September 30, 2009 as compared with the three months ended September 30, 2008, (ii) favorable currency effects of $1.0 million related to the translation of expenses made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes, (iii) the absence in 2009 of the increased provision for slow-moving and obsolete inventory of $0.6 million that was recorded in the third quarter of 2008 and (iv) the $0.6 million impact of a lower cost structure, resulting from our cost reduction programs, during the three months ended September 30, 2009 as compared with the three months ended September 30, 2008.

Selling Expenses. For the three months ended September 30, 2009, selling expenses decreased by $3.1 million, or 15.4%, to $17.0 million from $20.1 million for the three months ended September 30, 2008. The decrease was primarily due to the impact of (i) a reduction in salaried sales positions, commissions and travel expenses, (ii) favorable currency effects of $0.8 million related to the translation of expenses made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes during the three months ended September 30, 2009 as compared with the three months ended September 30, 2008 and (iii) the $0.2 million impact of a lower cost structure, resulting from our cost reduction programs, during the three months ended September 30, 2009 as compared with the three months ended September 30, 2008.

General and Administrative Expenses. For the three months ended September 30, 2009, general and administrative expenses decreased by $12.9 million, or 45.6%, to $15.4 million from $28.3 million for the three months ended September 30, 2008. The decrease was primarily due to (i) environmental accruals of $4.1 million recorded in the third quarter of 2008 that were absent in the third quarter of 2009, (ii) decreased provisions for bad debts of approximately $9.8 million, principally due to a $7.9 million increase in 2008, (iii) decreased salaries, travel and other costs as a result of cost reduction efforts during the three months ended September 30, 2009 as compared with the three months ended September 30, 2008 and (iv) favorable currency translation effects of $0.2 million. These decreases were partially offset by (i) increased bank and related fees of $2.2 million that were incurred relating to initiatives undertaken to resolve our credit issues and (ii) gains on the sale of property and equipment of $2.4 million recorded in the third quarter of 2008 that were absent in the third quarter of 2009.

Restructuring and Impairments Expenses. For the three months ended September 30, 2009, restructuring and impairments expenses decreased by $1.8 million, or 50%, to $1.8 million from $3.6 million for the three months ended September 30, 2008. Restructuring expenses result from our long-term strategy to reduce production costs and improve long-term competitiveness as described above under “Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities and through headcount reductions. For the three months ended September 30, 2009, restructuring expenses consisted of asset impairments of $1.7 million and severance costs of $0.1 million.

Research and Development Expenses. For the three months ended September 30, 2009, research and development expenses decreased by $0.2 million, or 6.9%, to $2.7 million from $2.9 million for the three months ended September 30, 2008 primarily due to lower salary and supply costs and to favorable currency effects.

Curtailment/Settlement Gains. During the third quarter of 2008, we recorded curtailment/settlement gains of $40.0 million as a result of the following decisions made and communicated during the third quarter of 2008: (i) freezing benefit pension accruals under our Pension Plan for U.S. Salaried and Non-Union Hourly Employees (the “Pension Plan”) effective December 31, 2008 so that future service beyond December 31, 2008 will not be credited under the Pension Plan and (ii) no longer sponsoring or funding, as of December 31, 2008, our U.S. retiree health insurance program under which we had offered health care benefits to a certain group of retired U.S. employees and their covered dependents and beneficiaries. The gains include a loss of $0.2 million incurred as a result of curtailing a Canadian pension plan.

Interest Expense, Net. Net interest expense for the three months ended September 30, 2009 increased by $0.2 million, or 1.2%, to $16.4 million from $16.2 million for the three months ended September 30, 2008 primarily due to (i) a $1.3 million increase to interest expense in the three months ended September 30, 2009 as compared with the three months ended September 30, 2008 in connection with the change in the fair value of our interest rate swaps and (ii) a $0.5 million decrease in interest income related to lower levels of cash available for investment in the three months ended September 30, 2009 as compared with the three months ended September 30, 2008. In 2009, the ineffective portion of the mark to market change on two of our interest rate swap hedges has been charged to interest expense and, effective September 1, 2009, we were required to discontinue hedge accounting for all of our interest rate swaps and recorded the mark to market change in their fair value of $0.5 million as an increase to interest expense. For the three months ended September 30, 2008, our interest rate swaps qualified for hedge accounting and the change in their fair value was recorded in accumulated other comprehensive income (loss). The increases were partially offset by (i) decreased interest expense of $1.6 million related to decreased levels of debt during the three months ended September 30, 2009 as compared with the three months ended September 30, 2008 and (ii) favorable currency effects of $0.3 million.

Foreign Exchange Gain. For the three months ended September 30, 2009, we had a foreign exchange gain of $0.5 million compared to a gain of $0.7 million for the three months ended September 30, 2008. The $0.2 million decrease was primarily attributable to the manner in which swings in the value of the U.S. Dollar as compared to other currencies, primarily the Euro and the Brazilian Real, affect the reported amount of intercompany transactions. Foreign exchange gains and losses have resulted primarily from hedging and intercompany activity.

Provision for Income Taxes. For the three months ended September 30, 2009 we recorded income tax expense of $3.4 million compared with $0.8 million for the three months ended September 30, 2008. The increase in the provision for income taxes for the third quarter of 2009 compared to the third quarter of 2008 was principally due losses incurred by certain foreign and domestic subsidiaries for which the Company currently has deferred tax asset valuation allowances recorded including curtailment/settlement gains recorded in the third quarter of 2008 relating to U.S. retiree plans of $40.1 million for which no taxes were reflected due to the U.S. deferred tax asset valuation allowance recorded as of 2008.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008.

Net Sales. Net sales for the nine months ended September 30, 2009 decreased by $121.0 million, or 24.8%, to $367.7 million from $488.7 million for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, 66% of our net sales was in our clothing segment and 34% was in our roll covers segment.

In our clothing segment, net sales for the nine months ended September 30, 2009 decreased by $73.4 million, or 23.1%, to $243.9 million from $317.3 million for the nine months ended September 30, 2008 primarily due to (i) decreased sales volume in all regions and (ii) unfavorable currency effects on net sales of $30.8 million related to the translation of sales made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes. The decrease was partially offset by $8.2 million of favorable currency effects on pricing related to sales prices indexed in U.S. Dollars by certain non-U.S. operations. Overall pricing levels in our clothing segment remained unchanged during the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008.

In our roll covers segment, net sales for the nine months ended September 30, 2009 decreased by $47.6 million, or 27.8%, to $123.8 million from $171.4 million for the nine months ended September 30, 2008. The decrease was primarily due to (i) decreased sales volumes in all regions and (ii) unfavorable currency effects on net sales of $10.7 million related to the translation of sales made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes. Overall pricing levels in our roll covers segment increased by slightly less than 1% during the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008.

Cost of Products Sold. Cost of products sold for the nine months ended September 30, 2009 decreased by $74.8 million, or 24.6%, to $229.0 million from $303.8 million for the nine months ended September 30, 2008.

In our clothing segment, cost of products sold decreased by $50.5 million, or 25.4%, to $148.0 million for the nine months ended September 30, 2009 from $198.5 million for the nine months ended September 30, 2008 primarily due to (i) lower sales volumes during the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008, (ii) favorable currency effects of $18.2 million related to the translation of expenses made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes during the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008, (iii) increased provision for slow-moving and obsolete inventory of $8.4 million in the nine months ended September 30, 2008 and (iv) the $3.4 million impact of a lower cost structure, resulting from our cost reduction programs, during the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008.

In our roll covers segment, cost of products sold decreased by $24.3 million, or 23.1%, to $81.0 million for the nine months ended September 30, 2009 from $105.3 million for the nine months ended September 30, 2008. The decrease in cost of products sold was primarily due to (i) lower sales volumes in all regions during the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008, (ii) favorable currency effects of $6.7 million related to the translation of expenses made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes during the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008, (iii) the $3.2 million impact of a lower cost structure, resulting from our cost reduction programs, during the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008 and (iv) increased provision for slow-moving and obsolete inventory of $0.6 million in the nine months ended September 30, 2008.

Selling Expenses. For the nine months ended September 30, 2009, selling expenses decreased by $12.8 million, or 20.5%, to $49.6 million from $62.4 million for the nine months ended September 30, 2008. The decrease was primarily due to (i) the impact of a reduction in salaried sales positions, commissions and travel expenses, (ii) favorable currency effects of $5.5 million during the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008 and (iii) the $1.6 million impact of a lower cost structure, resulting from our cost reduction programs, during the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008.

General and Administrative Expenses. For the nine months ended September 30, 2009, general and administrative expenses decreased by $35.2 million, or 50.1%, to $35.1 million from $70.3 million for the nine months ended September 30, 2008. The decrease was primarily due to (i) decreased provisions for bad debts of approximately $13.0 million, principally due to a $7.1 million increase in 2008, (ii) a decrease in environmental expense of $7.5 million as a result of (a) accruals of $4.1 million related to the environmental matter in Australia recorded in the third quarter of 2008 that were absent in the third quarter of 2009 and (b) a Phase II assessment during the second quarter of 2009 that indicated that remediation costs in Australia would be significantly less than originally estimated, resulting in the reversal of $3.4 million of accruals in the second quarter of 2009, (iii) a decrease in consulting, legal and bank fees of $2.7 million for the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008 that were incurred relating to initiatives undertaken to resolve our credit issues, (iv) favorable currency translation effects of

$4.1 million (v) a decrease in litigation accruals of $2.3 million for Brazilian labor matters and other legal matters, (vi) a decrease in management incentive bonus and stock-based compensation expense of $1.4 million, (vii) decreased salaries, travel and other costs as a result of cost reduction efforts during the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008 and (viii) the $0.2 million impact of a lower cost structure, resulting from our cost reduction programs, during the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008.

Restructuring Expenses. For the nine months ended September 30, 2009, restructuring expenses decreased by $4.0 million, or 58.0%, to $2.9 million from $6.9 million for the nine months ended September 30, 2008. Restructuring expenses result from our long-term strategy to reduce costs and improve long-term competitiveness as described above under “Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities and through headcount reductions. For the nine months ended September 30, 2009, restructuring expenses consisted of asset impairments of $1.7 million, severance costs of $2.2 million and facility costs of $0.2 million. The facility costs were partially offset by the $1.2 million gain on the sale of our Swedish roll covers facility on March 31, 2009.

Research and Development Expenses. For the nine months ended September 30, 2009, research and development expenses decreased by $1.0 million, or 11.0%, to $8.1 million from $9.1 million for the nine months ended September 30, 2008 primarily due to lower material and supply costs and to $0.4 million of favorable currency effects during the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008.

Curtailment/Settlement Gains. During the third quarter of 2008, we recorded curtailment/settlement gains of $40.0 million as a result of the following decisions made and communicated during the third quarter of 2008: (i) freezing benefit pension accruals under our Pension Plan for U.S. Salaried and Non-Union Hourly Employees (the “Pension Plan”) effective December 31, 2008 so that future service beyond December 31, 2008 will not be credited under the Pension Plan and (ii) no longer sponsoring or funding, as of December 31, 2008, our U.S. retiree health insurance program under which we had offered health care benefits to a certain group of retired U.S. employees and their covered dependents and beneficiaries. The gains include a loss of $0.2 million incurred as a result of curtailing a Canadian pension plan.

Interest Expense, Net. Net interest expense for the nine months ended September 30, 2009 increased by $5.8 million, or 13.7%, to $48.0 million from $42.2 million for the nine months ended September 30, 2008. The increase is primarily attributable to (i) increased interest rates during the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008 as a result of the amendment of our senior credit facility on May 30, 2008 and (b) the $3.8 million increase to interest expense in the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008 in connection with the change in the fair value of our interest rate swaps. In 2009, the ineffective portion of the mark to market change on two of our interest rate swap hedges has been charged to interest expense and, effective September 1, 2009, we were required to discontinue hedge accounting for all of our interest rate swaps and recorded the mark to market change in their fair value of $0.5 million as a charge to interest expense. During the nine months ended September 30, 2008, the swaps did not qualify for hedge accounting for the first half of the year, which resulted in a credit to interest expense for the change in their fair value for the first six months of 2008. These increases were partially offset by favorable currency effects of $2.2 million.

Foreign Exchange Gain (Loss). For the nine months ended September 30, 2009, we had a foreign exchange loss of $0.2 million compared to a gain of $3.3 million for the nine months ended September 30, 2008. The gain in 2008 was primarily attributable to mark-to-market gains on fair value hedges, including gains on hedges for which the underlying foreign exchange exposure on certain intercompany debt no longer existed in the first quarter of 2008, and gains on hedges on future purchases of equipment. Foreign exchange gains and losses during the nine months ended September 30, 2009 were primarily the result of hedging and intercompany activities.

Provision for Income Taxes. For the nine months ended September 30, 2009 and 2008, the provision for income taxes was $10.0 million and $6.4 million, respectively. The increase in income taxes was principally due to the reasons noted above for the third quarter and the establishment of a deferred tax asset valuation allowance in Canada of $2.9 million in the first quarter of 2009.

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

As previously disclosed in our Quarterly Report of Form 10-Q for the quarter ended June 30, 2009, we anticipated that we would not be in compliance with certain financial covenants of our senior credit facility for the period ending September 30, 2009. Accordingly, on September 29, 2009, we entered into the Waiver Agreement pursuant to which our lenders agreed to waive any violations of the interest coverage, leverage and fixed charge covenants under our senior credit facility during the Waiver Period. As of September 30, 2009, we were not in compliance with those financial covenants. Absent the Waiver Agreement, failure to meet these financial covenants would constitute an event of default under the senior credit facility and potentially could lead to acceleration of our loan obligations by our lenders, the termination of our interest rate swap agreements by the counterparties and the initiation of insolvency proceedings against us in some non-U.S. jurisdictions.

We have formed a steering committee of our Board of Directors to explore initiatives to address long-term solutions to our credit issues. We are in discussions with our current lenders regarding restructuring or replacing some or all of our debt, which would be likely to include the issuance of equity to such lenders and the payment of additional fees, as well as exploring with third parties various strategic alternatives affecting our debt and equity ownership

Even with the additional time provided by the Waiver Agreement, there can be no assurance that we will be able to complete any initiatives to resolve our credit issues on satisfactory terms, or at all. Any such initiatives we pursue are likely to severely dilute our existing stockholders and may result in our existing common stock having little or no value. If we are unable to execute on our initiatives prior to the expiration of the Waiver Period, our failure to comply with the financial covenants of the credit facility as of September 30, 2009 would be a default under that agreement, absent a further waiver of those terms, which may not be available at that time. We are seeking an additional wavier to extend the Waiver Period and provide additional credit facility relief from the payment of principal and interest due. We anticipate that we may have insufficient cash at year end to both make our required payments under the credit facility and operate our business. Accordingly, absent a waiver of some or all of the scheduled quarterly payments under our credit facility, which would require unanimous approval of the lenders of the debt outstanding under the facility, we may default on our payment obligations under the facility or seek relief from the bankruptcy courts. There can be no assurance that we will be able to obtain a waiver of all or any portion of the scheduled quarterly payments under our credit facility from our lenders.

Under an event of default, the lenders could accelerate the repayment of all of the outstanding debt under the senior credit facility, causing it to immediately become due and payable and, unless our lenders agree to refrain from the exercise of their remedies under our credit facility, such an event of default also could lead to the initiation of insolvency proceedings against us in some non-U.S. jurisdictions. Any such acceleration of our obligations would likely cause other lenders and contractual counterparties to terminate and/or to accelerate our obligations under other financing and credit instruments and agreements. Any acceleration of our obligations or failure on our part to make required payments under our credit facility also could allow the counterparties on certain of our existing interest rate swaps to terminate those arrangements. As of September 30, 2009, the amount of cash that would be required to settle all outstanding hedging obligations is $19.0 million. Should the lenders and/or other counterparties demand immediate repayment of all of our obligations, we expect that we would be unable to pay such obligations and we would need to seek reorganization under Chapter 11 of the U.S. Bankruptcy Code and possibly initiate insolvency proceedings in certain non-U.S. jurisdictions.

Our principal liquidity requirements are for debt service, working capital and capital expenditures. We plan to use cash generated by operations as our primary source of liquidity, but we anticipate that revenues and profits may not generate sufficient cash to fund our operations or meet our other liquidity requirements. We are not permitted to make additional borrowings under our revolver under the terms of the Waiver Agreement and we have limited access to other sources of loans. Without adequate liquidity, we may seek reorganization under Chapter 11 of the U.S. Bankruptcy Code or liquidate our assets. In the event that we seek reorganization under Chapter 11, we are likely to need immediate access to funding through debtor-in-possession financing. We may be unable to find any lender willing to provide us with debtor-in-possession financing, and any such financing that we are able to obtain would require the approval of the bankruptcy court. If such financing is not available, then we may find it necessary to discontinue our operations. Also, if we or the directors of our foreign subsidiaries are required to commence insolvency proceedings under the local law applicable in certain of the foreign jurisdictions in which we operate, then we may lose access to cash from our operations in those jurisdictions or may lose control of the assets underlying those operations, even prior to any filing under Chapter 11.

Net cash provided by operating activities was $3.8 million and $52.8 million for the nine months ended September 30, 2009 and 2008, respectively. The $49.0 million decrease is principally attributable to a decrease in the volume of business as a result of the global economic crisis and an increase in working capital during the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008 principally due to the level of payment of payables and accruals since December 31, 2008. We typically defer payments to certain vendors at the end of each quarter, which results in an increased cash position at the end of the quarter and increased net cash from operating activities for the period then ended. Such deferrals were significant at December 31, 2008 and the absence of the extent of such deferrals at the end of September 30, 2009 contributed to the increase in working capital for the nine months ended September 30, 2009. In an effort to improve working capital, in the second quarter of 2009, the Company initiated a project to accelerate accounts receivable collections and to sell excess inventories. As of September 30, 2009, the Company’s efforts under this project contributed approximately $5.8 million in additional cash and increased Adjusted EBITDA by approximately $6.8 million.

Net cash used in investing activities was $8.7 million for the nine months ended September 30, 2009 and $27.1 million for the nine months ended September 30, 2008. The decrease of $18.4 million was primarily due to (i) a decrease in capital equipment spending of $15.2 million in the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008 and (ii) a $3.2 million increase in the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008 related to proceeds from the sale of property and equipment and the Chief Executive Officer’s former home.

Net cash used in financing activities was $9.3 million for the nine months ended September 30, 2009 and $30.4 million for the nine months ended September 30, 2008. The decrease of $21.1 million was primarily the result of (i) borrowings under our revolver of $28.0 million during the first quarter of 2009, and (ii) the decrease in other financing activities of $7.4 million in the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008 related to expenses associated with initiatives undertaken to resolve our credit issues. These decreases were partially offset by higher debt payments of approximately $13.7 million during the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008. We made mandatory principal repayments of $16.6 million during the nine months ended September 30, 2009 as compared with $9.4 million during the nine months ended September 30, 2008. The increase in the mandatory payment was due to the loan agreement requiring us to make such excess payments based on the prior year’s Adjusted EBITDA, which was impacted during 2008 by gains of approximately $52 million related to the freezing of one of our U.S. pension plans, the termination of our U.S. retiree medical plan and the mark to market changes in the fair value of our interest rate swaps, partially offset by approximately $30 million related to increased restructuring expenses and increased noncash reserves. Because none of these events generated any cash but increased Adjusted EBITDA which increased the mandatory principal payment, the effect of these actions reduced our available cash. We also made a voluntary debt repayment of $6.1 million during the nine months ended September 30, 2008 and none in nine months ended September 30, 2009.

As of September 30, 2009, there was a $591.4 million balance of term loans outstanding under our senior credit facility. During the nine months ended September 30, 2009, we made scheduled principal payments of $14.4 million and mandatory principal repayments of $19.2 million. In addition, as of September 30, 2009, we had $28.1 million outstanding under our current revolving lines of credit, including the revolving credit facility under our senior credit facility and lines of credit in various foreign countries that are used to facilitate local short-term operating needs and an aggregate of $8.0 million available for additional borrowings under these revolving lines of credit. We are not permitted to make additional borrowings under our revolver during the Waiver Period and we have limited access to other sources of loans. Our liquidity is substantially affected by the covenant requirements of our credit agreement. See “Credit Facility” below. We had cash and cash equivalents of $21.8 million at September 30, 2009 compared to $34.7 million at December 31, 2008.

CAPITAL EXPENDITURES

For the nine months ended September 30, 2009, we had capital expenditures of $14.0 million consisting of growth capital expenditures of $7.0 million and maintenance capital expenditures of $7.0 million. Growth capital expenditures consist of items that are intended to increase the manufacturing, production and/or distribution capacity or efficiencies of our operations in conjunction with the execution of our business strategies. Maintenance capital expenditures are designed to sustain the current capacity or efficiency of our operations and include items relating to the renovation of existing manufacturing or service facilities, the purchase of machinery and equipment for safety and environmental needs and information technology. For the nine months ended September 30, 2008, capital expenditures were $29.1 million, consisting of growth capital expenditures of $21.5 million and maintenance capital expenditures of $7.6 million.

In the first quarter of 2008 we began an effort to reduce our planned capital expenditures. As part of this effort, we determined to delay the planned capital expenditures for the Vietnam facility and cancelled or rescheduled certain other previously planned capital expenditures. These cancellations did not result in any substantial penalties for us. In December 2008, we discontinued the construction of the Vietnam facility. While construction of the Vietnam facility has been discontinued, we continue to have contractual obligations with respect to certain equipment which was previously ordered for the facility. We are redeploying this equipment to other locations. Due to our assessment of the impact of the global economic crisis and the potential effect on our customers and our industry, we are currently evaluating additional capital expenditures reductions and cost reduction actions to improve long-term operating efficiencies and to better match our production with demand. We analyze our planned capital expenditures based on investment opportunities available to us and our financial and operating performance, and accordingly, actual capital expenditures may be more or less than these amounts. We target capital expenditures for 2009 to be approximately $23 million, and estimated capital expenditure levels for 2010 are approximately $33 million.

See “—Credit Facility” below for a description on limitations on capital expenditures imposed by our credit facility.

CREDIT FACILITY

Upon the completion of the initial public offering of our common stock on May 19, 2005, we and certain of our subsidiaries entered into a senior secured credit facility. The credit facility was amended six times, most recently by the Waiver Agreement described below.

The credit facility requires that we satisfy certain operating requirements and financial covenant ratios in order to avoid a default or event of default under the senior credit facility agreement. See further discussion below. As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, we anticipated that we would not be in compliance with certain financial covenants of the credit facility for the period ending September 30, 2009. Therefore, to provide us additional time to work with our creditors and stockholders to find long-term solutions to our credit issues, on September 29, 2009, we entered into the Waiver Agreement to the Credit Agreement. As of September 30, 2009, we were not in compliance with certain financial covenants of the credit facility. Absent the Waiver Agreement, failure to meet these financial covenants would constitute an event of default under the senior credit facility and potentially could lead to acceleration of our loan obligations by our lenders, the termination of our interest rate swap agreements by the counterparties and the initiation of insolvency proceedings against us in some non-U.S. jurisdictions.

Pursuant to the Waiver Agreement, the lenders agreed to waive any violation of the interest coverage, leverage and fixed charge covenants under the senior credit facility until the earliest of (i) the occurrence of any other default under the credit facility, (ii) our failure to comply with any term of the Waiver Agreement or (iii) December 15, 2009 (the “Waiver Period”). We agreed that during the Waiver Period no new revolving loans may be made to us, and the lenders would not be required to make any loans to us. We may request new letters of credit in an amount up to $3.5 million for equipment purchases and may extend the expiration dates for certain outstanding letters of credit. The Waiver Agreement also requires us to report certain additional financial information to the lenders on a regular basis.

In connection with the Waiver Agreement, we were required to pay aggregate fees to the lenders of approximately (i) $1.5 million in cash at the time of the effectiveness of the Waiver Agreement and (ii) $1.5 million to be deferred to the maturity date for the loans under the credit facility and to accrue interest at the rate applicable to the loans at that time. In addition, during the period between September 29, 2009 and December 15, 2009 the outstanding balance under the credit facility will bear interest at a rate that is 1.0% per year in excess of the non-default rate otherwise payable during that period under the credit facility. The non-default rate is LIBOR, the Euribor or CDOR rate plus the applicable margin of 5.50%.

We have formed a steering committee of our Board of Directors to explore initiatives to address long-term solutions to our credit issues. We are in discussions with our current lenders regarding restructuring or replacing some or all of our debt, which would be likely to include the issuance of equity to such lenders and the payment of additional fees, as well as exploring with third parties various strategic alternatives affecting our debt and equity ownership.

Even with the additional time provided by the Waiver Agreement, there can be no assurance that we will be able to complete any initiatives to resolve our credit issues on satisfactory terms, or at all. Any such initiatives involving issuances of equity are likely to severely dilute our existing stockholders and may result in our existing common stock having little or no value. If we are unable to execute on our initiatives prior to the expiration of the Waiver Period, our failure to comply with the financial covenants of the credit facility as of September 30, 2009 would be a default under that agreement, absent a further waiver of those terms, which may not be available at that time. We are seeking an additional wavier to extend the Waiver Period and provide additional credit facility relief from the payment of principal and interest due. We anticipate that we may have insufficient cash at year end to both make our required payments under the credit facility and operate our business. Accordingly, absent a waiver of some or all of the scheduled quarterly payments under our credit facility, which would require unanimous approval of the lenders of the debt outstanding under the facility, we may default on our payment obligations under the facility or seek relief from the bankruptcy courts. There can be no assurance that we will be able to obtain a waiver of all or any portion of the scheduled quarterly payments under our credit facility from our lenders. Should an event of default occur under our credit facility, we would need to seek reorganization under Chapter 11 of the U.S. Bankruptcy Code and possibly initiate insolvency proceedings in certain non-U.S. jurisdictions.

The description of the credit facility below describes the facility as amended and restated on May 30, 2008.

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

Borrowings under the revolving credit facility and the term loans bear interest at the sum of, as applicable, LIBOR, the Euribor or CDOR rate plus, in each case, the applicable margin. The applicable margin was set at 5.50% through December 31, 2008. Beginning January 1, 2009, the applicable margin depends upon our credit rating level: it will be 2.75% if our credit rating is Ba3 or higher by Moody’s and BB- or higher by S&P, 3.75% if our credit rating is B1 by Moody’s or B+ by S&P, 4.25% if our credit rating is B3 or higher but lower than B1 by Moody’s and ‘B-’ or higher but lower than ‘B+’ by S&P, and 5.50% if our credit rating is lower than B3 by Moody’s or lower than B- by S&P. In order to qualify at each level the rating must be with a stable outlook. Our current credit rating is Caa3 by Moody’s and ‘CC-’ by S&P. Our current applicable margin is 5.50%, except that during the Waiver Period, the outstanding balance under the credit facility will bear interest at a rate that is 1.0% per year in excess of this rate.

On November 16, 2007, we entered into interest rate swap arrangements pursuant to which we paid fixed rates on notional amounts while receiving the applicable floating LIBOR, Euribor or CDOR rates. The interest rate swap arrangements effectively fixed the interest rate on approximately 85% of the term loan portion of our credit facility through December 31, 2010. These interest rate swaps initially qualified for hedge accounting under Topic 815. As a result of the financial covenant non-compliance for the period ended March 31, 2008, this debt was potentially payable prior to the expiration of the underlying interest rate swaps, and accordingly, hedge accounting under Topic 815 was no longer applicable for these interest rate swaps and the mark to market decrease in their fair value of $12.0 million was recorded as a non-cash charge to interest expense in the first quarter of 2008 and a non-cash credit to interest expense of $13.7 million in the second quarter of 2008. Effective July 1, 2008, we were again able to assert that the hedged transactions were probable of occurring and accordingly redesignated the interest rate swaps as cash flow hedges of benchmark interest rate risk on variable interest payments on the hedged debt as of June 30, 2008. Such mark to market changes on these interest rate swaps were principally credited or charged to accumulated other comprehensive income (loss) through September 1, 2009. As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, we anticipated that we would not be in compliance with certain financial covenants under our senior credit facility for the period ending September 30, 2009 and thus, on September 29, 2009, we entered into the Waiver Agreement. As of September 30, 2009, we were not in compliance with those covenants under our senior credit facility. As it is uncertain that we will be able to complete any alternative, long-term solutions to our credit issues or to obtain a further waiver prior to expiration of the Waiver Agreement, we are no longer able to support that the variable-rate interest payments (hedged transactions) under our senior credit facility are probable of occurring and therefore, effective September 1, 2009, we were required to discontinue cash flow hedge accounting prospectively for our interest rate swaps so that the mark to market changes in their fair value are charged or credited to interest expense. For the month of September 2009, this amounted to a $0.5 million charge to interest expense. If we are not able to restructure our debt obligations in a manner that is consistent with the hedged forecasted transactions or if our lenders accelerate the debt under the senior credit facility so that it is payable prior to the expiration of the underlying interest rate swaps, the cumulative mark to market changes in the fair value of the underlying interest rate swaps that have been recorded in accumulated other comprehensive loss, in addition to the credit valuation adjustments recorded under Topic 820, would be charged to the statement of operations at that time. As of September 30, 2009 this amount was $15.8 million. Additionally, any acceleration of our obligations under our credit facility, or any failure to make required payments under our credit facility, could allow the counterparties on certain of our existing interest rate swaps to terminate those arrangements. As of September 30, 2009, the amount payable by us upon a termination of such interest rate swaps would have been approximately $19.0 million.

The $1.7 million impact of the ineffective portion of these interest rate swaps and the discontinuation of hedge accounting were charged to interest expense during the nine months ended September 30, 2009.

Although these interest rate swaps are subject to mark to market accounting through earnings effective September 1, 2009, they continue to effectively fix, from a cash flow hedge perspective, the interest rate on approximately 81% of the term loan portion of the Company’s credit facility through December 31, 2010. As of September 30, 2009, the weighted average interest rate on the effectively fixed portion of the term loan facility was 10.75%, and the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 7.08%.

The credit facility provides for scheduled quarterly principal payments of the term loans as set out below:

Currency:	USD	Euro	CAD
2009	2,458,174	1,392,040	584,489
2010	3,318,535	1,879,254	789,059
2011	4,055,987	2,296,865	964,406
2012 (first quarter only)	4,916,348	2,784,080	1,168,976

The credit facility provides that for the purposes of computing debt, which is a part of the calculation of the leverage ratio, indebtedness which is payable in Canadian Dollars or Euros shall be converted into U.S. Dollars using the average exchange rate for the period of four consecutive fiscal quarters ended March 31, 2008. Accordingly, if the value of the U.S. Dollar increases relative to the Euro or the Canadian Dollar and our Adjusted EBITDA declines as a result of this currency effect, there would not be a corresponding decrease in the amount of our debt for purposes of the leverage ratio covenant calculation.

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

Prior to the effectiveness of the amendment and restatement of our credit facility, the percentage of our annual excess cash required to be prepaid was 40% for 2007, 27.5% for 2008 and 50% for each fiscal year thereafter. We made mandatory principal prepayments from excess cash of $19.2 million and $9.4 million in the nine months ended September 30, 2009 and 2008, respectively.

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

For the four fiscal quarters ended September 30, 2009 our interest coverage ratio was 1.78:1, our fixed charge coverage ratio was 1.10:1 and our leverage ratio was 6.15:1. Accordingly, as discussed above, we were not in compliance with these financial covenants as of September 30, 2009.

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

Derivatives and Hedging. Effective January 1, 2009, we adopted Accounting Standards Codification Topic 815-10-65-1, Transition and Effective Date Related to FASB Statement No. 161,Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“Topic 815-10-65-1”) for disclosure related to derivatives and hedging. Topic 815-10-65-1 amends and expands the disclosure requirements to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Topic 815-10-65-1 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments.

As required by ASC Topic 815 Derivatives and Hedging (“Topic 815”), we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or if we elect not to apply hedge accounting under Topic 815.

There are two types of hedges into which we enter: hedges of fair value exposure and hedges of cash flow exposure. Hedges of fair value exposure are entered into in order to hedge the fair value of a recognized asset or liability, or a firm commitment. Hedges of cash flow exposure are entered into in order to hedge a forecasted transaction or the variability of cash flows to be paid related to a recognized liability. Changes in derivative fair values are recognized in earnings as offsets to the changes in fair value of the related hedged assets and liabilities. Changes in the derivative fair values that are designated as cash flow hedges which meet the criteria for hedge accounting are recorded in other comprehensive income (loss). On November 16, 2007, we entered into interest rate swap arrangements pursuant to which we paid fixed rates on notional amounts while receiving the applicable floating LIBOR, Euribor or CDOR rates. The interest rate swap arrangements effectively fixed the interest rate on approximately 85% of the term loan portion of our credit facility through December 31, 2010. These interest rate swaps initially qualified for hedge accounting under Topic 815. As a result of the financial covenant non-compliance for the period ended March 31, 2008, this debt was potentially payable prior to the expiration of the underlying interest rate swaps, and accordingly, hedge accounting under Topic 815 was no longer applicable for these interest rate swaps and the mark to market decrease in their fair value of $12.0 million was recorded as a non-cash charge to interest expense in the first quarter of 2008 and a non-cash credit to interest expense of $13.7 million in the second quarter of 2008. Effective July 1, 2008, we were again able to assert that the hedged transactions were probable of occurring and accordingly redesignated the interest rate swaps as cash flow hedges of benchmark interest rate risk on variable interest payments on the hedged debt as of June 30, 2008. Such mark to market changes on these interest rate swaps were principally credited or charged to accumulated other comprehensive income (loss) through September 1, 2009.

Effective September 1, 2009, we were required to discontinue hedge accounting for these interest rate swaps. It is uncertain that we will be able to complete any alternative, long-term solutions to our credit issues or to obtain a further waiver prior to expiration of the Waiver Agreement entered into on September 29, 2009. Accordingly, we are no longer able to support that the variable-rate interest payments (hedged transactions) under our senior credit facility are probable of occurring and therefore, effective September 1, 2009, we were required to discontinue cash flow hedge accounting prospectively for our interest rate swaps so that the mark to market changes in their fair value are charged or credited to interest expense. For the month of September 2009, this amounted to a $0.5 million charge to interest expense. If we are not able to restructure our debt obligations in a manner that is consistent with the hedged forecasted transactions or if our lenders accelerate the debt under the senior credit facility so that it is payable prior to the expiration of the underlying interest rate swaps, the cumulative mark to market changes in the fair value of the underlying interest rate swaps that have been recorded in accumulated other comprehensive loss, in addition to the credit valuation adjustments recorded under Topic 820, would be charged to the statement of operations at that time. As of September 30, 2009 this amount was $15.8 million.

Any acceleration of our obligations under our credit facility, or any failure to make required payments under our credit facility, could allow the counterparties on certain of our existing interest rate swaps to terminate those arrangements. As of September 30, 2009, we estimate that the amount payable by us upon a termination of such interest rate swaps would have been approximately $19.0 million.

The $1.7 million impact of the ineffective portion of these interest rate swaps and the discontinuation of hedge accounting were charged to interest expense during the nine months ended September 30, 2009.

Although these interest rate swaps are subject to mark to market accounting through earnings effective September 1, 2009, they continue to effectively fix, from a cash flow hedge perspective, the interest rate on approximately 81% of the term loan portion of the Company’s credit facility through December 31, 2010. As of September 30, 2009, the weighted average interest rate on the effectively fixed portion of the term loan facility was 10.75%, and the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 7.08%.

Effective January 1, 2008, we adopted Topic 820 for measuring our derivative assets and liabilities. We have classified our interest rate swaps in Level 2 of the Topic 820 fair value hierarchy, as the significant inputs to the overall valuations are based on market-observable data or information derived from or corroborated by market-observable data, including market-based inputs to models, model calibration to market-clearing transactions, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value a derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. We use similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, and correlations of such inputs. For our derivatives, all of which trade in liquid markets, model inputs can generally be verified and model selection does not involve significant management judgment.

To comply with the provisions of Topic 820, we incorporated credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of our derivatives. The credit valuation adjustments are calculated by determining the total expected exposure of the derivatives (which incorporates both the current and potential future exposure) and then applying each counterparty’s credit spread to the applicable exposure. For derivatives with two-way exposure, such as interest rate swaps, the counterparty’s credit spread is applied to our exposure to the counterparty, and our own credit spread is applied to the counterparty’s exposure to us, and the net credit valuation adjustment is reflected in our derivative valuations. The total expected exposure of a derivative is derived using market-observable inputs, such as yield curves and volatilities. The inputs utilized for our own credit spread are based on implied spreads from its publicly-traded debt. For counterparties with publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third party credit data provider. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Additionally, we actively monitor counterparty credit ratings for any significant changes.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2009, we have assessed the net significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments reduced the settlement values of our derivative liabilities by $3.2 million. Various factors which impact changes in the credit are not significant to the overall valuation adjustments over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

When appropriate, valuations are also adjusted for various factors such as liquidity and bid/offer spreads, which factors were deemed immaterial by us as of September 30, 2009. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements using significant unobservable inputs (Level 3) as of September 30, 2009.

Effective January 1, 2008, we partially adopted provisions of Topic 820. ASC Topic 820-10-65-1, Transition related to FASB Staff Position FAS157-2, Effective Date of FASB Statement No. 157 permits us to defer the recognition and measurement of nonfinancial assets and nonfinancial liabilities until January 1, 2009. At January 1, 2009, we did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value.

Goodwill. We account for acquired goodwill and intangible assets in accordance with ASC Topic 805, Business Combinations (“Topic 805”). Purchase accounting required by Topic 805 involves judgment with respect to the valuation of the acquired assets and liabilities in order to determine the amount of goodwill. We believe that the estimates that we have used to record prior acquisitions are reasonable and in accordance with Topic 805.

Impairment of Goodwill and Indefinite-Lived Intangible Assets. We account for acquired goodwill and goodwill impairment in accordance with Topic 350, which requires considerable judgment in the valuation of acquired goodwill and the ongoing evaluation of goodwill impairment. Topic 350 requires that goodwill and intangible assets that have indefinite lives not be amortized but, instead, must be tested at least annually for impairment or whenever events or business conditions warrant.

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

For the purpose of performing the annual impairment test, we allocate all shared assets and liabilities to the business segments based upon the percentage of each segment’s revenue to total revenue. Shared expenses are allocated to each segment to the extent necessary to allow them to operate as independent businesses. Fair value was determined by using a weighted combination of both a market multiple approach and an income approach. The market multiple approach utilizes our proprietary information to determine measures that are used to value our business segments. The income approach is a present value technique used to measure the fair value of future cash flows produced by each business segment. Determining the fair value of a business segment or an indefinite-lived purchased intangible asset is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. We believe that the assumptions and rates used in our annual impairment test under Topic 350 are reasonable, but inherently uncertain.

Based on these assessments performed as of December 31, 2008, we determined that no impairment of goodwill exists.

During the third quarter of 2009, we evaluated events and circumstances that may have indicated an impairment of goodwill and performed an interim test for goodwill impairment. This interim test indicated that no impairment exists. The excess of the fair value over the carrying value for our clothing and roll covers segment as of September 30, 2009, was approximately $189 million and $12 million, respectively. In order to evaluate the sensitivity of the analysis performed, we applied a hypothetical 5% decrease to the fair value of these business segments, which resulted in a fair value in excess of carrying value of approximately $160 million for the clothing segment and resulted in a fair value that approximately equals the carrying value for the roll covers segment.

Contingencies. We are subject to various claims and contingencies associated with lawsuits, insurance, tax, environmental and other issues arising out of the normal course of business. Our consolidated financial statements reflect the treatment of claims and contingencies based on management’s view of the expected outcome. We consult with legal counsel on those issues related to litigation with respect to matters in the ordinary course of business. If the likelihood of an adverse outcome is probable and the amount is estimable, we accrue a liability in accordance with AST Topic 450, Contingencies. While we believe that the current level of reserves is adequate, the adequacy of these reserves may change in the future due to new developments in particular matters. During the third quarter of 2008, while evaluating one of our foreign facilities, we discovered the possibility of contamination at the facility. Subsequently we had a preliminary evaluation performed, which confirmed the existence of contamination and estimated preliminary costs to clean up the facility. Based upon this evaluation, we recorded $4.1 million in 2008 as our best estimate of the remediation costs we expect to incur. A Phase II assessment of the ground water contamination performed for us during the second quarter of 2009 indicated the costs to remediate the contamination would be significantly less than originally estimated and accordingly, we reduced the accrual by $3.4 million during the second quarter of 2009 based on this assessment.

Income Taxes. We utilize the asset and liability method for accounting for income taxes in accordance with Topic 740. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and statutes that will be in effect when the differences are expected to reverse.

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

In addition, we operate within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits can involve complex issues and rely on estimates and assumptions. These audits may require an extended period of time to resolve and may cover multiple years. Although we believe that the estimates and assumptions are reasonable, the final determination of tax audits and any related litigation could be different than that which is reflected in historical income tax provisions and recorded assets and liabilities. There are currently no U.S. Federal or state audits or examinations underway. In May 2009, we concluded an audit relating to our German subsidiaries for tax years 1999 through 2002. No further adjustments not previously recognized were required in the quarter ended September 30, 2009 as a result of this settlement. The Canadian Federal tax authorities contacted us in October of 2008 and have initiated an audit of our Canadian companies. The audit is still in the initial information gathering stages and no issues or assessments have been raised. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties.

Topic 740 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.

NON-GAAP LIQUIDITY MEASURES

We use EBITDA and Adjusted EBITDA as supplementary non-GAAP liquidity measures to assist us in evaluating our liquidity and financial performance, specifically our ability to service indebtedness and to fund ongoing capital expenditures. Our credit facility includes covenants based on Adjusted EBITDA. If our Adjusted EBITDA declines below certain levels, we will violate the covenants resulting in a default condition under the credit facility or be required to prepay the credit facility. Neither EBITDA nor Adjusted EBITDA should be considered in isolation or as a substitute for income (loss) from operations (as determined in accordance with GAAP).

EBITDA is defined as net income (loss) before interest expense, income tax provision (benefit) and depreciation (including non-cash impairment charges) and amortization. Adjusted EBITDA is defined in our credit facility and is EBITDA plus (i) restructuring or related impairment costs (not to exceed $5.0 million in the aggregate for 2008 and in each year thereafter, (ii) reserves for inventory in connection with plant closings, (iii) stock-based and other non-cash compensation charges, charges from forgiveness of loans made to employees in connection with the purchase of equity and any tax gross-up payments made in respect of such loan forgiveness in connection with or prior to the completion of our initial public offering, (iv) certain transaction costs, including costs incurred in connection with our initial public offering and the related debt financing, the legal reorganization of Brazilian subsidiaries and the preparation and closing of the existing credit agreement, (v) consolidated amendment/termination costs, which consist of costs incurred in connection with the consummation of the fourth and fifth amendments to the senior credit facility and the termination of the employment contract of the former Chief Executive Officer and transition to the new Chief Executive Officer, not to exceed $8.0 million in the aggregate, (vi) costs associated with payments to management prior to the completion of our initial public offering in connection with the termination of incentive plans, (vii) non-cash charges resulting from the application of purchase accounting, (viii) non-cash expenses resulting from the granting of stock options, restricted stock or restricted stock unit awards under equity compensation programs solely with respect to our common stock and (ix) expenses incurred not exceeding $7 million per year as a result of the repurchase, redemption or retention of our own common stock earned under equity compensation programs solely in order to make withholding tax payments. Adjusted EBITDA, as defined in the credit facility and calculated below, may not be comparable to similarly titled measurements used by other companies.

The following table provides a reconciliation from net income (loss), which is the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA.

	Three Months Ended September 30,
(in thousands)	2009	2008
Net income (loss)	$(7,381)	$21,536
Income tax provision	3,424	794
Interest expense, net	16,425	16,230
Depreciation and amortization	10,851	11,739

EBITDA	23,319	50,299
Amendment/termination costs (F)	—	483
Change in fair value of interest rate swaps (E)	(859)	450
Restructuring expenses (C)	87	1,817
Inventory write-offs under restructuring programs	104	199
Non-cash compensation and related expenses	778	500
Non-cash impairment charges (A)	1,667	405

Adjusted EBITDA	$25,096	$54,153

	Nine Months Ended September 30,
(in thousands)	2009	2008
Net income (loss)	$(15,228)	$30,945
Income tax provision	10,013	6,344
Interest expense, net	47,952	42,217
Depreciation and amortization	30,769	35,697

EBITDA	73,506	115,203
Unrealized foreign exchange gain on indebtedness, net (D)	—	(1,985)
Amendment/termination costs (F)	—	6,480
Change in fair value of interest rate swaps (E)	(1,654)	14,154
Change in fair value of other derivatives	—	(2,126)
Restructuring expenses (C)	1,227	5,000
Inventory write-offs under restructuring programs	349	199
Growth program costs (B)	—	1,764
Non-cash compensation and related expenses	1,824	774
Non-cash impairment charges (A)	1,667	472

Adjusted EBITDA	$76,919	$139,935

(A)	In accordance with the definition of Adjusted EBITDA in our credit facility, non-cash impairment charges resulting from application of Topic 350 and ASC Topic 360, Property, Plant, and Equipment, have been added back to Adjusted EBITDA.
(B)	In accordance with the definition of Adjusted EBITDA in our credit facility, as amended on May 30, 2008, growth program costs are not added back to Adjusted EBITDA for periods beginning after the quarter ended March 31, 2008. Prior to that period, growth programs were added back to Adjusted EBITDA based upon the credit facility agreement as in effect at that time. Growth programs were those intended to increase productivity and economic efficiency or the market share capacity of the Company, reduce cost structure, improve equipment utilization or provide additional regional capacity to better serve growth markets. These growth program costs for the nine months ended September 30, 2008 included expenses incurred for our lean manufacturing initiatives, expansion into Vietnam and other growth programs.

(C)	Restructuring and related impairment costs that can be added back to determine Adjusted EBITDA were capped at $5,000 for 2008.
(D)	In accordance with the definition of Adjusted EBITDA in our credit facility, as amended on May 30, 2008, unrealized foreign exchange gains and losses on indebtedness are not added back to Adjusted EBITDA for periods beginning after the quarter ended March 31, 2008. Prior to that period, such gains and losses are added back to Adjusted EBITDA based upon the credit facility as in effect at that time.
(E)	In accordance with the definition of Adjusted EBITDA in our credit facility agreement, as amended on May 30, 2008, interest expense added back to calculate Adjusted EBITDA excludes, for periods beginning after the quarter ended March 31, 2008, the effect of any non-cash gains and losses resulting from the marking to market of hedging obligations that has been charged to interest expense. Had this amended definition been in place for all periods presented, Adjusted EBITDA would have been approximately $12,000 lower for the nine months ended September 30, 2008.
(F)	For the nine months ended September 30, 2008, amendment/termination costs include $5,680 of costs incurred in connection with the consummation of the fourth and fifth amendments to the credit facility during the second quarter of 2008 and an $800 increase to Adjusted EBITDA for the first quarter of 2008, in accordance with the agreement with our lenders.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Hedging. We have foreign currency cash flow and earnings exposure with respect to specific sale and intercompany debt transactions denominated in currencies other than the functional currency of the unit incurring the costs associated with such transactions. To mitigate the risks related to these exposures, we utilize forward currency contracts in certain circumstances, to lock in exchange rates with the objective that the gain or loss on the forward contracts will approximate the loss or gain on the transaction or transactions being hedged. We determine whether to enter into hedging arrangements based upon the size of the underlying transaction or transactions, an assessment of the risk of adverse movements in the applicable currencies and the availability of a cost-effective hedging strategy. In South America, substantially all of our sales are indexed to U.S. Dollars, but the associated costs are recorded in the local currencies of the operating units. Generally, we do not hedge this U.S. Dollar exposure as it would not be cost effective due to the relatively inefficient foreign exchange markets for local currencies in that region. To the extent we do not engage in hedging or such hedging is not effective, changes in the relative value of currencies can affect our profitability. The value of these contracts is recognized at fair value based on market exchange forward rates and amounted to a net asset position of less than $0.2 million at September 30, 2009. These contracts mature at various dates through August 2010.

As of September 30, 2009, we had open foreign currency exchange contracts maturing through August 2010 with total net notional amounts of approximately $1.6 million. At September 30, 2009, we prepared an analysis to determine the sensitivity of our forward foreign exchange contracts to changes in exchange rates. A hypothetical adverse exchange rate movement of 10% against our forward foreign exchange contracts would have resulted in potential net loss in fair value of these contracts of approximately $0.2 million. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices.

For additional information about the risks associated with fluctuations in currency exchange rates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign Exchange.”

Interest Rate Hedging. Our senior credit facility has a variable interest rate. On November 16, 2007, we entered into interest rate swap arrangements pursuant to which we paid fixed rates on notional amounts while receiving the applicable floating LIBOR, Euribor or CDOR rates. These interest rate swaps initially qualified for hedge accounting under Topic 815. As a result of the financial covenant non-compliance for the period ended March 31, 2008, this debt was potentially payable prior to the expiration of the underlying interest rate swaps, and accordingly, hedge accounting under Topic 815 was no longer applicable for these interest rate swaps and the mark to market decrease in their fair value of $12.0 million was recorded as a non-cash charge to interest expense in the first quarter of 2008 and a non-cash credit to interest expense of $13.7 million in the second quarter of 2008. Effective July 1, 2008, we were again able to assert that the hedged transactions were probable of occurring and accordingly redesignated the interest rate swaps as cash flow hedges of benchmark interest rate risk on variable interest payments on the hedged debt as of June 30, 2008. Such mark to market changes on these interest rate swaps were principally credited or charged to accumulated other comprehensive income (loss) through September 1, 2009.

Effective September 1, 2009, we were required to discontinue hedge accounting for these interest rate swaps. It is uncertain that we will be able to complete any alternative, long-term solutions to our credit issues or to obtain a further waiver prior to expiration of the Waiver Agreement. Accordingly, we are no longer able to support that the variable-rate interest payments (hedged transactions) under our senior credit facility are probable of occurring and therefore, effective September 1, 2009, we were required to discontinue cash flow hedge accounting prospectively for our interest rate swaps so that the mark to market changes in their fair value are charged or credited to interest expense. For the month of September 2009, this amounted to a $0.5 million charge to interest expense. If we are not able to restructure our debt obligations in a manner that is consistent with the hedged forecasted transactions or if our lenders accelerate the debt under the senior credit facility so that it is payable prior to the expiration of the underlying interest rate swaps, the cumulative mark to market changes in the fair value of the underlying interest rate swaps that have been recorded in accumulated other comprehensive loss, in addition to the credit valuation adjustments recorded under Topic 820, would be charged to the statement of operations at that time. As of September 30, 2009 this amount was $15.8 million.

Any acceleration of our obligations under our credit facility, or any failure to make required payments under our credit facility, could allow the counterparties on certain of our existing interest rate swaps to terminate those arrangements. As of September 30, 2009, we estimate that the amount payable by us upon a termination of such interest rate swaps would have been approximately $19.0 million.

The $1.7 million impact of the ineffective portion of these interest rate swaps and the discontinuation of hedge accounting was charged to interest expense during the nine months ended September 30, 2009.

Although these interest rate swaps are subject to mark to market accounting through earnings effective September 1, 2009, they continue to effectively fix, from a cash flow hedge perspective, the interest rate on approximately 81% of the term loan portion of the Company’s credit facility through December 31, 2010. As of September 30, 2009, the weighted average interest rate on the effectively fixed portion of the term loan facility was 10.75%, and the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 7.08%.

As a result of the amendment of our senior credit facility agreement on May 30, 2008, the applicable margin for LIBOR term loans, LIBOR revolving loans, Euribor loans and CDOR loans under our senior credit facility increased from 2.75% to 5.50%, except that during the Waiver Period, the outstanding balance under the credit facility will bear interest at a rate that is 1.0% per year in excess of the non-default rate otherwise payable during that period under the credit facility. The non-default rate is LIBOR, the Euribor or CDOR rate plus the applicable margin of 5.50%. We estimate that a 1% increase in the LIBOR rate would increase our interest expense on the term debt by approximately $1.1 million on an annual basis through December 31, 2010, the period covered by the interest rate swap agreements.

Due to reduced credit limits at some of our banks, we have been entering into fewer foreign currency hedging arrangements and may not be able to enter into as many hedging arrangements in the future. As discussed above, we also were required to discontinue cash flow hedge accounting prospectively effective September 1, 2009 for our interest rate swaps so that the mark to market changes in their fair value are charged or credited to interest expense. Consequently, our financial statements are more exposed to the effects of currency and interest rate fluctuations, respectively, both favorable and unfavorable, which could have a material impact on our results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, as of September 30, 2009, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances. However, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as set forth above.

(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various legal matters, which have arisen in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flow.

ITEM 1A.	RISK FACTORS

Since the date that we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 the majority of our served markets have deteriorated substantially from the decline in paper demand related to slowing global economic activity, which may substantially reduce our revenue, Adjusted EBITDA and cash flows. As a result, the risks disclosed in our Form 10-K are more likely to occur. Additionally, because we were not in compliance with certain financial covenants in our senior credit facility for the period ending September 30, 2009, we entered into the Waiver Agreement on September 29, 2009. Accordingly, we are supplementing the risk factors disclosed in our Form 10-K for the year ended December 31, 2008 and our Form 10-Q for the quarter ended June 30, 2009 with the risk factors below.

If we are not able to address our credit issues prior to the expiration of the Waiver Period, we expect to be in default of certain covenants in our credit facility, which could have a material adverse effect on our ability to continue operating.

Our credit facility requires us to satisfy certain operating requirements and financial ratios in order to avoid a default or event of default under the agreement. These financial covenants are described above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility.” We did not satisfy our interest coverage, leverage and fixed charge covenants for the period ended September 30, 2009. Failure to satisfy these covenants would constitute a default under our credit facility absent a waiver from our lenders. On September 29, 2009, we obtained a temporary waiver from the lenders for violations of the interest coverage, leverage and fixed charge covenants under the credit facility. The waiver is in effect until the expiration of the Waiver Period, or December 15, 2009 at the latest.

In the event that the Company and the lenders under our credit facility have not reached a resolution of our debt issue and/or if the lenders decline to extend the waiver subsequent to December 15, 2009, the lenders would have the right to demand immediate repayment of such obligations under the credit facility. Any such acceleration of our obligations would likely cause other lenders and contractual counterparties to terminate and/or to accelerate our obligations under other financing and credit instruments and agreements. In addition, any acceleration of our obligations or failure on our part to make required payments under our credit facility also could allow the counterparties on certain of our existing interest rate swaps to terminate those arrangements. Should the lenders and/or other counterparties demand immediate repayment of all of our obligations, we expect that we would not be able to pay such obligations. In such event, we may be obligated to initiate insolvency proceedings in some non-U.S. jurisdictions, and/or we and our subsidiaries may have to file for bankruptcy. Even if the lenders do not demand immediate repayment, if the lenders have the right to make such a demand due to an event of default under our credit agreement, we may be obligated to initiate insolvency proceedings in some non-U.S jurisdictions.

We are in discussions with our current lenders regarding restructuring or replacing some or all of our debt, which would be likely to include the issuance of equity to such lenders and the payment of additional fees, as well as exploring with third parties various strategic alternatives affecting our debt and equity ownership. Even with the additional time provided by the Waiver Agreement, no assurances can be given that we will be able to restructure our debt or otherwise execute on a strategic transaction to address our credit issues prior to the expiration of the Waiver Period.

Additionally, if we do not successfully restructure our debt or otherwise address our credit issues or if our lenders accelerate the debt under the credit facility so that it is payable prior to the expiration of the underlying interest rate swaps, the cumulative mark to market changes in the fair value of the underlying interest rate swaps that have been recorded in accumulated other comprehensive income (loss), in addition to the credit valuation adjustments recorded under Topic 820, would be charged to the statement of operations at that time. As of September 30, 2009 this amount was $15.8 million. If payment of our hedge obligations were accelerated and if we were required to pay these outstanding obligations, which as of September 30, 2009 were $19.0 million, the hedged fixed interest rate on approximately 81% of our senior debt (10.75% at September 30, 2009) would become variable (7.08% at September 30, 2009).

We anticipate that we may have insufficient cash to operate our business and make the scheduled quarterly payments required under our credit facility.

Our credit facility requires us to make scheduled quarterly principal and interest payments on our term loans, which are described above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility.” We anticipate that we may not have sufficient cash to operate our business and make these scheduled quarterly payments, including a payment due on December 31, 2009. Accordingly, absent a waiver of some or all of these scheduled payments, which would require unanimous approval of the lenders of the debt outstanding under the credit facility, we may default on our payment obligations under the credit facility and may find it necessary to file for protection under Chapter 11 of the U.S. Bankruptcy Code. There can be no assurance that we will be able to obtain a waiver of all or any portion of the scheduled quarterly payments under the credit facility from our lenders.

We may not be able to obtain sufficient lender approval to achieve a restructuring of our debt or extension of the waiver.

The restructuring of our debt generally would require unanimous approval of the lenders of the debt outstanding under our credit facility. If we are not able to achieve unanimous approval on the proposed or other restructuring of our debt prior to the expiration of the waiver period, we would need the approval of a supermajority of our lenders in order to further extend the waiver to permit us to pursue other alternatives. There can be no assurance we would be able to obtain sufficient approval for either a restructuring or a further waiver.

Our lenders may not agree to the necessary forbearance on their claims in order for us to successfully achieve a restructuring or other strategic alternative.

In order to achieve a restructuring of our debt, we may need our lenders to agree to significant forbearance from the exercise of remedies upon expiration of the waiver of the credit facility. In the event that such forbearance is not agreed, we or the directors of our foreign subsidiaries may be required under local law in some non-U.S. jurisdictions to commence insolvency proceedings in those jurisdictions, which may inhibit or prevent our overall ability to restructure our debt or pursue other strategic alternatives, including a reorganization in or out of bankruptcy.

In the event that we are unable to restructure our debt, obtain an extension of the Waiver Period, or obtain a waiver of the scheduled quarterly payments required under our credit facility, we may face bankruptcy or insolvency, and may lack the financing to continue operations.

In the event that we are unable to restructure our debt, obtain an extension of the Waiver Period, or obtain a waiver of the scheduled quarterly payments required under our credit facility, we may find it necessary to file for protection under Chapter 11 of the U.S. Bankruptcy Code, and upon any such filing we are likely to require immediate access to funding in order to continue operations. Funding for the Company in bankruptcy cannot be assured, and would be most likely in the form of debtor-in-possession financing. We may be unable to find any lender willing to provide us with debtor-in-possession financing and any such financing that we are able to obtain would require approval by the bankruptcy court. If such financing is not available, then we may find it necessary to discontinue our operations. Also, if we or the directors of our foreign subsidiaries are required to commence insolvency proceedings under local law in one or more of the foreign jurisdictions in which we operate, then we may lose access to cash from our operations in those jurisdictions or may lose control of the assets underlying those operations.

Our current credit facility difficulties could have an adverse impact on our business and increase our operating costs.

The fact that we may be in default on our credit facility is likely to cause our customers and vendors to seek financial assurances from us before they are willing to continue doing business with us and they may instead choose to do business with our competitors. This may result in increased costs of our operations, thereby adversely affecting our results of operations. In addition, we have continued to incur significant expenses in connection with our process to address our long-term credit issues, which has contributed to increasing our costs of operations and consumption of available cash.

If we file for bankruptcy protection, our business and operations will be subject to various additional risks.

A bankruptcy filing by us would subject our business and operations to various additional risks, including the following:

•	a bankruptcy filing and operating under bankruptcy protection would involve significant costs, including expenses of legal counsel and other professional advisors;

•

transactions outside the ordinary course of business would be subject to the prior approval of the bankruptcy court, which might limit our ability to respond timely to certain events or take advantage of certain opportunities;

•

if we file for bankruptcy protection in the U.S., the initiation of insolvency proceedings in certain non-U.S. jurisdictions may be warranted, which could cause us to lose control and funding for our foreign businesses;

•	we might be unable to retain key executives and employees through the process of reorganization;

•

we may be unable to successfully develop, prosecute, confirm, and consummate a plan of reorganization that would be acceptable to the bankruptcy court and our creditors, equity holders, and other parties in interest;

•	our common stock may cease to be listed on a national securities exchange, which would make it difficult for stockholders to sell or accurately value our common stock.

We are subject to increased risk relating to the effects of currency and interest rate fluctuations on our operations, as we are we are unable to enter into additional hedging arrangements.

Due to reduced credit limits at some of our banks, we have been entering into fewer foreign currency hedging arrangements and we may not be able to enter into as many hedging arrangements in the future. It is uncertain that we will be able to complete any alternative, long-term solutions to our credit issues or to obtain a further waiver of compliance with certain covenants in our credit facility prior to expiration of the Waiver Agreement entered into on September 29, 2009. Accordingly, we are no longer able to support that the variable-rate interest payments (hedged transactions) under our senior credit facility are probable of occurring and therefore, effective September 1, 2009, we were required to discontinue cash flow hedge accounting prospectively for our interest rate swaps so that the mark to market changes in their fair value are charged or credited to interest expense. Consequently, our financial statements are more exposed to the effects of currency and interest rate fluctuations, respectively, both favorable and unfavorable, which could have a material impact on our results of operations.

In the event that we are able to successfully restructure our debt, our borrowing costs are likely to increase.

As described above, we are in discussions with our lenders to restructure our debt. In the event that we are able to successfully restructure our debt, and in view of current uncertainty in the credit markets and our current credit ratings, the lenders are likely to require that we pay substantially higher interest and fees on our debt going forward. This may result in increased costs of our operations thereby adversely affecting our results of operations, and no assurance can be given that any higher interest or fees will be sustainable by us.

Restructuring our outstanding debt or other strategic alternatives we may pursue to address our credit issues, whether through a negotiated restructuring or in a bankruptcy proceeding, would likely severely dilute our existing stockholders and may result in our existing common stock having little or no value.

We are considering strategic alternatives to allow us to restructure our debt, which may include issuing new equity securities. There can be no assurance we would be able to complete any such strategic initiatives on satisfactory terms, or at all. Any such strategic initiatives that we pursue, whether through a negotiated restructuring or in a bankruptcy proceeding, are likely to severely dilute our existing stockholders and may result in our existing common stock having little or no value. In addition, any new investors may, through contractual provisions and/or the percentage of voting securities purchased in such transaction or transactions, be in a position to exert strong influence over our business, policies and affairs, while our existing stockholders may have little or no influence. There can be no assurance that the interests of any new investors will align with the interests of our existing stockholders.

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

XERIUM TECHNOLOGIES, INC.
(Registrant)

Date: November 6, 2009	By:	/S/ DAVID G. MAFFUCCI
David G. Maffucci
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

10.1	Amendment to Employment Agreement with David G. Maffucci.

10.2(1)	Waiver and Amendment No. 1 to Credit Agreement, dated as of September 29, 2009, by and among Xerium Technologies, Inc., certain subsidiaries of Xerium Technologies, Inc. and certain financial institutions as the Lenders.

10.3	2009 Director Restricted Stock Units Agreement dated as of June 9, 2009.

10.4	2009 Director Restricted Stock Units Agreement dated as of August 4, 2009.

10.5	Description of Compensation for Non-Management Directors.

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference.