Form 10-K
period 2009-12-31
XERIUM TECHNOLOGIES INC
filed 2010-03-26
CIK 1287151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 001-32498

Xerium Technologies, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	42-1558674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8537 Six Forks Road, Suite 300

Raleigh, North Carolina 27615

(Address of principal executive offices)

(919) 526-1400

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant on June 30, 2009 was approximately $24,863,053. There were 50,105,131 shares of the registrant’s common stock, $0.01 par value per share, outstanding as of March 23, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2010 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A, is incorporated by reference in Part III to the extent described therein.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Undue reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance, or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include the following items:

•

we may file for chapter 11 protection in the near future to effectuate the restructuring of our indebtedness as contemplated by the proposed joint prepackaged plan of reorganization approved by a majority of our lenders, although the outcome of any such proceeding is uncertain. The ultimate impact that the events occurring during these proceedings would have on our business, financial condition and results of operations and ability to retain executive officers and key employees cannot be predicted accurately or quantified;

•	we would not be able to implement a restructuring plan without court assistance if we are not able to obtain 100% approval of our lenders;

•

we may be unable to achieve the objectives of our restructuring efforts, regardless of whether our proposed plan of reorganization is approved by the bankruptcy court or whether we pursue a restructuring out-of-court;

•

our potential chapter 11 filing may be delayed or may not occur, which could have a substantial adverse impact on us as our lenders would have the right to demand immediate repayment of our obligations under our credit facility if we are not able to restructure our debt out-of-court, file for chapter 11, or obtain further waivers under our credit facility on or before March 31, 2010;

•

any chapter 11 proceeding may take longer than we expect or our proposed plan of reorganization may not be confirmed by the bankruptcy court, which could increase the costs of the proceeding, reduce the likelihood of successfully emerging from bankruptcy, and negatively affect our business;

•

if we file for chapter 11 reorganization, we will have insufficient cash to operate our business unless we are able to obtain debtor-in-possession financing. Although we have obtained a commitment letter, which expires on April 12, 2010, unless extended, for certain debtor-in-possession financing, if such financing is not approved by the bankruptcy court or is otherwise not made available, we may find it necessary to discontinue our operations;

•

if we pursue an out-of-court restructuring, and if the out-of-court restructuring is not completed by the expiration of our debtor-in-possession financing commitment, we are at risk that we would have insufficient funds to continue our current operations in bankruptcy, should we later file for chapter 11 protection;

•

if we file for chapter 11 and our proposed plan of reorganization is confirmed, or if we implement a restructuring plan out-of-court, our existing common stockholders will be severely diluted. Our lenders will have control of our Board of Directors and will be able to control all elections for directors. Our existing common stockholders may have little or no influence;

•	the bankruptcy court could determine that liquidation under chapter 7 of the Bankruptcy Code is in the best interests of our creditors;

•

our financial results face increased exposure to currency and interest rate fluctuations, as our banks have limited our ability to enter into hedging arrangements and our interest rate swaps have been terminated with the counterparties;

•

our credit issues and potential bankruptcy may cause our customers and vendors to seek financial assurances from us before they are willing to continue doing business with us, and they may instead choose to do business with our competitors. This may result in decreased revenues or increased costs of our operations, or negatively impact our ability to operate our business, thereby adversely affecting our results of operations;

•

we may not have sufficient cash to fund our operations in light of (i) continuing adverse conditions in the global paper market that are negatively affecting our business, (ii) the significant professional and advisory expenses we have continued to incur in connection with addressing our long-term credit issues and (iii) our potential inability to access any additional sources of financing;

•	we may be required to sell certain of our assets or businesses for the purposes of raising cash to fund the balance of our operations;

•

we are subject to the risk of weaker economic conditions in the locations around the world where we conduct business, including without limitation the current turmoil in the global paper markets and the impact of the current global economic recession on the paper industry and our customers;

•

our strategies and plans, including, but not limited to, those relating to the decrease in our financial leverage, developing and successfully launching new products, enhancing our operational efficiencies and reducing costs may not result in the anticipated benefits;

•	our common stock may be delisted from the New York Stock Exchange (“NYSE”);

•	we may not be able to develop and market new products successfully;

•	we may not be successful in developing new technologies or in competing against new technologies developed by competitors;

•

we may have insufficient cash following our reorganization to fund growth and unexpected cash needs after satisfying our debt service obligations due to our high degree of leverage and significant debt service obligations;

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

General

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

Our products are installed on paper-making machines and play key roles in the process by which raw materials are converted into finished paper. A fundamental characteristic of our products is that they wear down with use in the paper production process and must be regularly replaced. As of December 31, 2009, we have an extensive global footprint of 32 manufacturing facilities in 13 countries, strategically located in the major paper-producing regions of North America, Europe, South America and Asia-Pacific, and have 3,290 employees worldwide. We market our products, primarily using our direct sales force, to the paper industry’s leading producers. In 2009, we generated net sales of $500.1 million.

Potential Chapter 11 Reorganization

On March 2, 2010, we and certain of our subsidiaries commenced a solicitation of votes in support of a proposed joint prepackaged plan of reorganization (the “Plan”) under chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101-1532 (as amended, the “Bankruptcy Code”). The solicitation was made pursuant to a disclosure statement regarding the Plan (the “Disclosure Statement”). On March 22, 2010, the solicitation period concluded, at which time sufficient votes to accept the Plan had been received to implement the Plan through a court-supervised process. We are currently exploring with our lenders whether an out-of-court restructuring process is feasible, and we target reaching a decision with respect to whether to pursue an in-court or out-of-court restructuring in the near future. For the remainder of this “Potential Chapter 11 Reorganization” section, references to “we,” “our” and “us” mean Xerium Technologies, Inc. and those subsidiaries of Xerium Technologies, Inc. that would be expected to file for chapter 11 protection.

Although we have obtained sufficient votes to obtain confirmation of the Plan and may file for chapter 11 with the Plan on or before March 31, 2010, there can be no assurance that a chapter 11 filing will occur on such timetable or at all. For example, as discussed above, we may determine that, based on the number of votes received to accept the Plan, there is sufficient lender support to pursue an out-of-court restructuring of our debt, in which case we may not file for chapter 11. Any out-of-court restructuring would require the approval of or arrangements with all of our lenders, including the swap termination counterparties. In the event that we choose to pursue a restructuring outside of chapter 11, we expect that the restructuring would occur under similar economic terms as provided in the Plan.

Operating in bankruptcy would impose significant risks and uncertainties on our business. See Item 1A—“Risk Factors—Risks Relating to our Potential Bankruptcy and Restructuring” for a discussion of the risks and uncertainties relating to our business and investing in our securities as a result of a chapter 11 filing. The discussion below regarding our potential chapter 11 filing assumes that we file for chapter 11 protection and that the bankruptcy court confirms the Plan in the form that it was accepted pursuant to the solicitation. There can be no assurance that the bankruptcy court would approve the Plan in a timely manner, or at all, in which case our restructuring efforts may be delayed or unsuccessful. At this time it is not possible to predict the outcome of any chapter 11 case or its effect on our business.

Background

Our credit facility requires that we satisfy certain operating requirements and financial covenant ratios in order to avoid a default or event of default under the facility. See “Credit Facility” below. As previously disclosed, we were not in compliance with certain of these covenants for the quarters ended September 30, 2009 and December 31, 2009. To provide us additional time to work with our creditors to find long-term solutions to our credit issues, on September 29, 2009, December 14, 2009, January 29, 2010 and February 26, 2010, we obtained waivers with respect to non-compliance with the financial covenants of the senior credit facility from our lenders. Additionally, the February 26, 2010 waiver permanently waived the requirement that our audited financial statements for the year ended December 31, 2009 be accompanied by an audit opinion unqualified as to “going concern”. The waivers to our credit facility will expire on April 1, 2010, except with respect to those of our lenders that agreed to an additional waiver and forbearance of our credit facility until April 30, 2010 in connection with the solicitation of votes on the Plan. In connection with the waiver agreement entered into on September 30, 2009, the Company incurred aggregate fees to the lenders of approximately $3 million, of which $1.5 million was paid at the time of the effectiveness of the waiver agreement and approximately $1.5 million will be paid at the maturity date for the loans under the Credit Agreement and will accrue interest at the rate applicable to the loans until that time. In connection with the subsequent three waiver extension agreements, we were required to pay fees to the lenders of approximately $0.3 million at the time of each extension. In addition, the waivers have provided that, since September 29, 2009, the outstanding balance under the senior credit facility will bear interest at a rate that is 1.0% per year in excess of the non-default rate otherwise payable during that period under the senior credit facility.

Absent the waivers, failure to meet these covenants would constitute an event of default under the senior credit facility. In addition, we anticipate that we will have insufficient cash to both make our required quarterly payments under the credit facility, including the payment due on March 31, 2010, and continue to operate our business. In the absence of a waiver of such payment, our failure to pay the March 31, 2010 scheduled quarterly principal payment of approximately $6.8 million when due would constitute an event of default under the credit facility.

Our goal is to consummate a financial restructuring transaction, whether in-court or out-of-court, that will significantly reduce our indebtedness and place us in a stronger financial position for future growth and stability.

Plan of Reorganization

If we commence a consensual prepackaged chapter 11 proceeding pursuant to the Plan, we will continue to manage our properties and operate our business as debtors-in-possession under the jurisdiction of the bankruptcy court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the bankruptcy court. We may pay all debts and honor all obligations arising in the ordinary course of our business after the date of the chapter 11 filing. However, we may not pay creditors on account of obligations arising before the chapter 11 filing or engage in transactions outside the ordinary course of business without the prior approval of the bankruptcy court. If we file for chapter 11 protection, directors in certain non-U.S. jurisdictions in which we have operations may be required by local law to initiate insolvency proceedings, and creditors in certain foreign jurisdictions may take action under foreign law to seek available remedies.

If we proceed with a chapter 11 filing, on or shortly after the date of such filing we expect to seek authorization from the bankruptcy court to enter into an $80 million debtor-in-possession financing facility (the “DIP Facility”). The DIP Facility is intended to fund our working capital needs during the chapter 11 proceeding.

If the DIP Facility is not approved by the bankruptcy court or if alternative financing is otherwise not available, we may find it necessary to discontinue our operations. The DIP Facility commitment expires on April 12, 2010, unless extended. Accordingly, in order to take advantage of the DIP Facility, it is important that we file for chapter 11 protection in time to obtain court approval of the DIP facility prior to the expiration of the commitment. There is no assurance that we will be able to close the DIP Facility and, if we do not, we are likely to have insufficient funds to continue our current operations while in bankruptcy. Furthermore, should we decide to pursue an out-of-court restructuring, we intend to complete the restructuring prior to the expiration of the DIP Facility commitment. If an out-of-court restructuring is not completed by the expiration of the DIP Facility commitment, we are at risk that we would have insufficient funds to continue our current operations in bankruptcy, should we later file for chapter 11 protection.

The Plan provides that on the date on which the Plan is substantially consummated (the “Effective Date”):

•

We will enter into a revolving loan (the “Proposed Exit Facility”) of up to $20 million and a term loan of $60 million (collectively, the “Proposed Exit Facility”) to be used to satisfy our outstanding obligations under the DIP Facility on the Effective Date and for our ongoing working capital (including letters of credit) requirements. The terms of the Proposed Exit Facility are described below;

•

All of our outstanding shares of common stock (“Existing Common Stock”), which aggregated 50,105,131 shares as of March 23, 2010, will be cancelled and we will authorize 20 million shares of new common stock (“New Common Stock”), which is equivalent to a 20 to 1 reverse split of our common stock;

•	Our existing credit facility will be amended and restated (the “Amended and Restated Credit Facility”). The terms of the Amended and Restated Credit Facility are described below;

•

Our lenders and the swap termination counterparties will receive, among other things, their ratable shares of (a) $10 million in cash, (b) $410 million in principal amount of term notes, to be issued pursuant to the Amended and Restated Credit Facility, and (c) 82.6% of the shares of New Common Stock to be issued on the Effective Date prior to dilution;

•

The existing holders of our Existing Common Stock will receive (a) approximately 17.4% of the shares of New Common Stock to be issued on the Effective Date, and (b) warrants to purchase up to 10% of the number of issued and outstanding shares of New Common Stock as of the Effective Date. The warrants will be exercisable for a term of four years from the issue date, and the exercise price per share of common stock would be determined in accordance with a formula based on the final amount of allowed claims of the lenders under the Credit Facility and the swap termination counterparties in the chapter 11 proceeding; and

•

Our Board of Directors will be reconstituted, and will consist of seven directors as follows: (i) our Chief Executive Officer, (ii) one director nominated by our current Board of Directors, and (iii) five directors nominated by certain of our lenders.

The Plan also contemplates that we will adopt a new equity incentive plan for compensation of our management and a shareholder rights plan. We would also enter into registration rights and director nomination agreements with certain of our lenders.

In order for the Plan to be confirmed by the bankruptcy court, it must satisfy certain requirements of the Bankruptcy Code. Confirmation of the Plan by the bankruptcy court would make the Plan binding on us, any issuer of securities under the Plan, any person acquiring property under the Plan and any of our creditors or equity interest holders. Subject to certain limited exceptions, the order confirming the Plan generally will discharge us from any debt that arose prior to the date we filed for chapter 11 and substitutes for such debt the obligations specified under the confirmed Plan.

On the date of a chapter 11 filing, we intend to request a series of orders from the bankruptcy court designed to minimize any disruption of business operations. We anticipate that such requests will include a request for authorization to, among other things, satisfy certain pre-chapter 11 filing obligations that may be outstanding, including wages and benefits that may be due to employees, as well as obligations to certain vendors, customers and suppliers. We also intend to request certain orders from the bankruptcy court permitting us to continue, on an uninterrupted basis, our centralized cash management systems and customer service programs. There can be no assurance that such requests would be granted by the bankruptcy court.

Proposed Amended and Restated Credit Facility

As discussed above, the Plan provides that we will enter into the Amended and Restated Credit Facility on the Effective Date that will replace our existing credit facility. For a discussion of our existing credit facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility.” The Amended and Restated Credit Facility provides for a term loan that has a principal amount of $410 million, and that matures on a date that is five years following the closing date of the Amended and Restated Credit Facility. The Amended and Restated Credit Facility will be secured by substantially all of our assets and the assets of most of our subsidiaries, subject to legal and tax considerations and requirements. In addition, most of our U.S. and non-U.S. subsidiaries will guarantee the obligations of the borrowers under the Amended and Restated Credit Facility, provided that non-U.S. guarantors will only be liable for obligations of non-U.S borrowers and non-U.S. guarantors.

Borrowings under the Amended and Restated Credit Facility term loans will bear interest as follows:

•	in the case of Xerium Canada Inc., at the BA Rate plus (i) 6.25% if the leverage ratio equals or exceeds 2.75:1.00 or (ii) 5.75% if the leverage ratio is less than 2.75:1.00;

•	in the case of Xerium Technologies, Inc. the LIBOR Rate plus (i) 6.25% if the leverage ratio equals or exceeds 2.75:1.00 or (ii) 5.75% if the leverage ratio is less than 2.75:1.00; and

•

in the case of XTI LLC, Xerium Italia S.p.A., Huyck Wangner Austria GmbH and Xerium Germany Holding GmbH, at the Euribor Rate plus (i) 6.25% if the leverage ratio equals or exceeds 2.75:1.00 or (ii) 5.75 % if the leverage ratio is less than 2.75:1.00.

The terms “BA Rate,” “LIBOR Rate,” and “Euribor Rate” have the same meanings as set forth in our existing credit facility except that the BA Rate, the LIBOR Rate and the Euribor Rate shall not be less than 2.00% per annum. Interest periods will be 1, 2, 3 or 6 months. If any event of default occurs and is continuing, then interest on the unpaid balance of the outstanding term loans will accrue at a per annum rate of two percent greater than the rate of interest specified above.

The Amended and Restated Credit Facility will require us to make mandatory prepayments under the following circumstances:

(a) with 100% of the net cash proceeds received by us from any sale of any assets exceeding $100,000 outside the ordinary course of business (subject to certain exceptions regarding discontinued manufacturing facilities and exempting the first $250,000);

(b) with 100% of insurance and condemnation award payments, subject to certain exemptions;

(c) with cash proceeds from debt issuances, other than certain permitted debt and permitted refinancing debt; and

(d) with 50% of our excess cash after the end of each fiscal year; that is, our Adjusted EBITDA minus consolidated interest expense, cash income tax expense, consolidated capital expenditures (subject to certain exceptions), consolidated restructuring costs, cash payments of withholding taxes from proceeds of the repurchase, redemption or retention of common stock and the aggregate amount of scheduled and voluntary payments made during the past fiscal year.

We expect that the Amended and Restated Credit Facility will require that we observe and perform numerous affirmative and negative covenants, which will be based on the covenants set forth in our existing credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility.” The Amended and Restated Credit Facility will also require that we observe the following financial covenants, each at levels to be agreed upon: interest coverage ratio measured quarterly for a rolling 12 month period, leverage ratio measured quarterly for a rolling 12 month period, and maximum capital expenditures each year.

Proposed Exit Facility

As discussed above, the Plan provides that we will enter into the Proposed Facility on the Effective Date to be used to satisfy our outstanding obligations under the DIP Facility on the Effective Date and for our ongoing working capital (including letters of credit) requirements. The Proposed Exit Facility provides for a $20 million revolving loan and a term loan that has a principal amount of $60 million. The revolving credit facility will mature on a date that is three years following the closing date of the Proposed Exit Facility, and the term loans will mature on a date that is four and one-half years following the closing date. The Proposed Exit Facility will be secured by substantially all of our assets and the assets of most of our subsidiaries, subject to legal and tax considerations and requirements. All loans under the Proposed Exit Facility will be senior to the amounts owing under the Amended and Restated Credit Facility. In addition, most of our U.S. and non-U.S. subsidiaries will guarantee the obligations of the borrowers under the Proposed Exit Facility, provided that non-U.S. guarantors will only be liable for obligations of non-U.S borrowers and non-U.S. guarantors.

We will be able to elect whether the loans under the Proposed Exit Facility are “Eurodollar Loans” or are “Base Rate Loans”, and this election will determine the rate of interest on the loans. If the loans are Eurodollar Loans, the loans will bear interest at the annual rate equal to LIBOR plus the applicable margin, with a LIBOR floor of 2% per annum. Base Rate Loans will bear interest at the annual rate equal to the base rate plus the applicable margin. The applicable margin is set at 4.5% per year with respect to Eurodollar Loans and 3.5% per year with respect to Base Rate Loans. The base rate is a fluctuating interest rate equal to the highest of (a) the prime rate of an agreed upon financial institution, (b) the Federal Funds Effective Rate plus one-half of 1%, and (c) LIBOR plus 1%, with a LIBOR floor of 2%.

Interest periods will be 1, 2, 3 or 6 months. If any event of default occurs and is continuing, then interest on the unpaid balance of the outstanding Proposed Exit Facility loans will accrue at a per annum rate of two percent greater than the rate of interest specified above. If any event of default occurs and is continuing under the Proposed Exit Facility, each Eurodollar Loan will convert to a Base Rate Loan at the end of the interest period then in effect for such Eurodollar Loan.

The Proposed Exit Facility will require us to make mandatory prepayments under the same circumstances as with respect to the New Credit Facility, which are described above. In addition, we expect that the Proposed Exit Facility will require that we observe and perform the same affirmative and negative covenants, including financial covenants, as required by the Amended and Restated Credit Facility.

Going Concern Assumptions

The consolidated financial statements included in this Form 10-K have been prepared assuming that we will continue as a going concern. The factors described above and herein, including within Item 1, 1.A, and Item 7 of this document, raise substantial doubt about our ability to continue as a going concern, and therefore, we may be unable to realize our assets and discharge our liabilities in the normal course of business. These financial statements do not include any adjustments that might result from this uncertainty, including those relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

Company Overview

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

Our clothing products are highly engineered synthetic textile belts that transport paper as it is processed in a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Our clothing segment represented 66%, 65% and 66% of our net sales for 2009, 2008 and 2007, respectively.

Roll cover products cover the rolls on a paper-making machine, which are the large steel cylinders over which clothing is mounted and between which the paper travels as it is processed. Our roll covers provide a surface with the mechanical properties necessary to process the paper in a cost-effective manner that delivers the sheet qualities desired by the paper producer. We currently use over 500 compounds in our roll cover manufacturing process. Our roll cover segment represented 34%, 35% and 34% of our net sales for 2009, 2008 and 2007, respectively.

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

We have a reputation for technological innovation in the paper-making industry. In our clothing segment, in recent years we have focused our research and development efforts on higher-value-added, technologically advanced products, such as forming fabrics and press felts, which offer paper producers greater potential for differentiating their products through quality improvements and for increasing their operating efficiency. We pioneered a number of technologies that have become industry standards. These include, in our clothing business, synthetic forming fabrics (which replaced bronze wire technology), double-layer forming fabrics, laminated press felts and, most recently, triple-layer forming fabrics.

In our roll covers segment, we have introduced a number of innovations to our roll cover and spreader roll products in recent years, including SmartRoll™, the first continuous pressure sensing paper machine roll that enables the papermaker to maximize performance by knowing the pressure of the paper machine while the machine is running, shoe press belts which utilize our expertise in polyurethane material and manufacturing technologies, composite calender roll covers that use nanoparticle technology to improve roll cover durability and paper gloss, as well as covers that use an improved polyurethane to increase abrasion and moisture resistance as well as responsiveness and stability.

Our portfolio of patented and proprietary product and manufacturing technologies differentiates our product offerings from others in the market and allows us to deliver high value products and services to our customers. We currently have approximately 220 domestic and foreign patents and approximately 115 pending patent applications. Our patents and patent applications cover approximately 60 different inventions. We currently license certain of our patents and technologies to some of our competitors, which we believe helps further demonstrate our technological leadership in the industry. We believe that the technological sophistication of our products and the capital-intensive nature of our business present significant challenges to any potential new competitors in our field.

Our business was organized in 1999 in connection with the acquisition of the paper technology group of Invensys plc. We completed our initial public offering on May 19, 2005. In connection with the offering, we entered into a $750 million credit facility agreement and repaid $752.5 million of principal and interest on our previously existing senior bank debt, mezzanine bank debt and certain non-interest bearing shareholder notes.

Recent Developments

NYSE

As previously disclosed in our press release dated November 24, 2009, we were notified by NYSE Regulation, Inc. (“NYSER”) on November 18, 2009 that we were not in compliance with the continued listing criteria of the NYSE, under Section 802.01C of the NYSE Listed Company Manual. Specifically, the NYSE considers us to be below these criteria because the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading day period.

This notification represents the second instance that we were not in compliance with this criterion during the past twelve months. On December 29, 2008, we were first notified by NYSER that, in addition to not being in compliance with this criterion, we also were not in compliance with continued listing criteria under Section 802.01B of the Listed Company Manual because our average total market capitalization was less than $75 million over the same consecutive 30 trading day period and our most recently reported stockholders’ equity was less than $75 million. In February 2009, the NYSE submitted to the Securities and Exchange Commission (the “SEC”) an immediately effective rule filing that reduced these amounts to $50 million, respectively. We cured the first instance of noncompliance under the $1.00 share price listing standard, which represented the end of the six-month cure period prescribed by NYSE rules.

In February 2009, we submitted a plan advising the NYSE of definitive actions we have taken, or proposed to take, that would bring us into compliance with the market capitalization listing standards within 18 months of receipt of the initial letter which is June 29, 2010. We continue to provide the NYSE with quarterly updates to this submitted plan. Such quarterly updates include detailed commentary and description of the actions we are taking with our lenders in order to resolve the financial covenant non-compliance under our senior credit facility for the periods ended September 30, 2009 and December 31, 2009, which was waived through April 1, 2010. We believe that the covenant noncompliance negatively affected our share price and market capitalization.

NYSER is reviewing the second instance of noncompliance under the $1.00 share price standard in connection with its broader assessment of our progress on this previously submitted 18-month business plan in order to determine the appropriate action concerning us. NYSER is continuing to monitor and assess the situation with us. Depending on the circumstances, NYSER could truncate the procedures outlined in Section 802.01C that would otherwise be applicable to companies that are not in compliance with the share price standard or it may initiate suspension or delisting procedures against us. Additionally, NYSER may also take accelerated listing action in the event that our common stock were to trade at levels deemed to be abnormally low over a sustained period of time or in the case of other material adverse developments.

As disclosed above, we may file voluntary petitions for relief under chapter 11 of the Bankruptcy Code on or before March 31, 2010. Section 802.01D of the NYSE Listed Company Manual provides that the NYSE will ordinarily initiate suspension and delisting procedures with respect to any company that has filed for bankruptcy while not in compliance with continued listing standards, unless such company is profitable, has positive cash flow, or is demonstrably in sound financial health despite the bankruptcy proceedings. We have been in discussions with NYSER regarding our financial status, listing status and our potential chapter 11 filing, and will seek to continue the NYSE listing of our common stock. There can be no assurance that the NYSER will not take delisting actions against us notwithstanding our efforts, and thus there can be no assurance that our common stock will continue to be listed on the NYSE.

Goodwill Impairment

As of December 31, 2009, we recorded a non-cash charge for goodwill impairment of $80.6 million related to our roll covers segment based on assessments performed as of that date. In accordance with Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other Intangible Assets (“Topic 350”), we are required to test goodwill at least annually for impairment, which we do each year as of December 31. Applying the guidance in Topic 350, we determined that as of December 31, 2009, goodwill for the roll covers segment was impaired primarily due to the adverse effect of the Company’s credit issues and the effects of the current global economic environment.

Global Economic Environment

Our operations are highly dependent upon the paper production industry and the degree to which the paper industry is affected by global economic conditions and the availability of credit. Demand for our products could decline if paper manufacturers are unable to obtain required financing or if the economic recession causes additional mill closures.

During 2008, especially the latter part of the year, the global paper industry experienced a sharp reduction in production levels, caused by the general slowdown in economic activity and related paper consumption during the same period. The slowdown of production was across all grades of paper production, but most notably in the packaging grades and newsprint. For packaging grades, demand is directly related to broad manufacturing and transportation activity reduction, while newsprint demand has been increasingly declining over a number of years due to the greater prevalence of electronic media, exacerbated in recent months by a reduction in print advertising. One of the results of this reduction in demand for paper products is that the inventory of paper at the paper-makers has increased significantly and production slowdowns, curtailments and idling of paper-making machines have occurred at a sharply increasing rate beginning in October 2008 and continued into mid-2009. Recently, however, there has been some abatement in these production declines and very modest improvements in paper and board manufacturers’ operating rates that have begun to have a positive impact on the demand for some of our products. While we were successful in reducing the rate of price decreases in 2008 for the products we sell to the paper-makers and prices have decreased by less than 1% in 2009, there continues to be price pressure due to our competitors pursuing increased market share at this time of lower overall demand in our market.

Business Strategy

The primary components of our business strategy are:

Debt Reduction. We are committed to debt reduction to improve our capital structure and create sufficient financial flexibility to allow us to continue to invest in our operations where we can expect reasonable returns, expand into markets where our products and services will create value for our customers and support the global growth of the paper-making industry. As part of this strategy, our focus on the reduction of working capital, allocation of capital investments and elimination of loss-making businesses, customers and products will drive our activities. We expect to incur additional operational restructuring expenses in connection with pursuing cost-

savings opportunities. We believe that our potential to improve productivity includes the opportunities to enhance our manufacturing efficiency by improving our process yields and cycle times.

New Product Development. We are committed to maximize our margins and profitability in both our clothing and roll covers segments by focusing our production and marketing efforts on higher value-added, technologically advanced products that will benefit our customers by providing them with the cost savings and quality improvement characteristics they demand from us. We intend to continue to offer a full range of product offerings in order to meet our customers’ needs. We believe that the development and successful introduction of new products in a systematic and customer-focused manner will allow us to meet the expected demands of global market growth and our own sales growth projections. Simultaneous standardization and simplification will help us achieve significant cost containment and competitiveness.

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

Products

We operate through two principal business segments, clothing and roll covers. Our clothing segment products include various types of industrial textiles used on paper-making machines and other industrial applications. Through our roll covers segment, we manufacture various types of roll covers, refurbish previously installed roll covers, provide mechanical services for the internal mechanisms of rolls used on paper-making machines and manufacture spreader rolls. For additional financial information about our clothing and roll covers segments, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 to the accompanying audited consolidated financial statements.

Clothing Products

Our clothing segment products are large, highly engineered synthetic textile belts that transport paper as it is processed on a paper-making machine from paper stock into finished paper. Clothing products must be tailored to each machine because all paper-making machines have different physical configurations and operating parameters. Clothing generally ranges in size from approximately 3 feet to over 30 feet wide and 24 feet to more than 460 feet long and operates on paper-making machines that run at speeds up to 7,500 feet per minute. We typically sell clothing products for between $13,000 and $45,000 per unit, although we sell some of our more sophisticated forming fabrics for up to $200,000 per unit.

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

Forming fabrics. Forming fabrics are used at the beginning of paper-making machines, where highly diluted paper stock is deposited on the forming fabric while the fabric is traveling at a very high speed. Forming fabrics allow water to drain from the paper stock, creating an initial wet sheet. Forming fabrics must be porous enough to allow water to drain evenly but tight enough to retain and align the fiber and other materials that form the sheet of paper. They must also be strong enough to withstand high mechanical stresses. Forming fabrics are custom-manufactured in single, double, and triple layer designs in a variety of meshes to suit particular machines and paper grades. Customers are increasingly demanding the higher-priced triple layer designs that remove more moisture and produce higher quality paper. In 2009, forming fabrics accounted for approximately 43% of net sales in our clothing segment.

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

Press felts differ from forming fabrics and dryer fabrics due to the addition of several layers of staple fiber that are needled into the fabric base. The staple fiber provides a smooth surface to meet the wet sheet of paper and creates a wicking effect to remove water from the paper sheet as it is pressed under high pressure between press rolls. Press felts are manufactured in a variety of designs, including lightweight single layer felts, multi-layer laminated endless felts and seamed felts that allow for reduced installation times. In 2009, press felts accounted for approximately 40% of net sales in our clothing segment.

Dryer fabrics. Dryer fabrics are used to transport the paper sheet through the drying section of paper-making machines, where high temperatures from large, steam-heated dryer cylinders evaporate the remaining moisture from the paper sheet. Dryer fabrics, which are less technically advanced than forming fabrics or press felts, are woven from heat-resistant yarns with a coarser mesh than forming fabrics. In 2009, dryer fabrics accounted for approximately 6% of net sales in our clothing segment.

Industrials and Other. We also manufacture other types of clothing used in other industrial applications, such as steel, plastics, leather and textiles manufacturing. In 2009, sales for such industrial applications accounted for 11% of net sales in our clothing segment. We also manufacture auto-joining equipment used on paper-making machines. Sales of auto-joining equipment accounted for less than 1% of net sales in our clothing segment in 2009.

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

We typically sell roll covers for between $1,000 per roll (e.g., for a small installed rubber roll cover) and $300,000 per roll (e.g., for a large installed polyurethane cover). Sales of roll covers accounted for approximately 55% of our total sales in our roll covers segment in 2009.

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

We offer a wide range of mechanical maintenance and repair services for the internal mechanisms of rolls. Paper producers are increasingly finding it economical to have the company that refurbishes or replaces a roll cover also perform work on the internal roll mechanisms at the same time, which avoids having multiple suppliers and incurring additional time and transportation charges. We began performing such services to meet the demands of our customers and attempt to gain a competitive advantage. As of December 31, 2009, we provide major mechanical services at ten locations around the world. Roll cover refurbishment services and mechanical services accounted for approximately 18% of our total sales in our roll covers segment in 2009.

Spreader rolls. We manufacture and repair spreader rolls, which are small-diameter curved rolls used throughout a paper-making machine to stretch, smooth and remove wrinkles from the paper and clothing. There are approximately five to seven spreader rolls in a typical paper-making machine. We typically sell spreader rolls for between $1,000 and $200,000 per roll. We also rebuild and overhaul existing spreader rolls, typically for between $1,000 and $100,000 per roll. Sales of spreader rolls and related services accounted for approximately 27% of our total sales in our roll covers segment in 2009.

New Roll Products. We have introduced a number of innovations to our roll cover and spreader roll products in recent years, including shoe press belts which utilize our expertise in polyurethane material and manufacturing technologies, composite calendar roll covers that use nanoparticle technology to improve roll cover durability and paper gloss, as well as covers that use an improved polyurethane to increase abrasion and moisture resistance as well as responsiveness and stability. We are evaluating new products, which will use different materials and utilize different sales channels, in addition, to providing enhancements to our existing product line. In late 2008, we introduced SmartRoll™, the first continuous pressure sensing paper machine roll. SmartRoll™ enables the paper maker to maximize performance by qualitatively measuring the operating pressures of the paper machine while the machine is running. Several SmartRoll™ units are in use and we believe it has received positive market acceptance.

In 2009, sales to the paper-making industry accounted for approximately 94% of our total sales in our roll covers segment. Paper producers accounted for approximately 85% of net sales, and paper-making machine manufacturers accounted for approximately 9% of net sales. Sales for use in other industrial applications, including steel, plastics, leather and textiles manufacturing, accounted for the remaining 6% of our net sales in our roll covers segment.

Customers

We supply leading paper producers worldwide. Our top ten customers accounted for 22% of net sales in 2009 and individually, no customer accounted for more than 5% of 2009 net sales. In 2009, 36% of our net sales was in North America, 35% was in Europe, 10% was in South America, 17% was in Asia-Pacific and 2% was in the rest of the world. See Note 16 to the accompanying audited consolidated financial statements for geographic information related to net sales and long-lived assets.

Competition

Our largest competitors are Albany International Corp. (a publicly-owned U.S. company), which supplies clothing products, Voith AG (a privately-owned German company) and Metso Corporation (a publicly-owned Finnish company), which supply both clothing and roll products. Voith and Metso are also the leading manufacturers of paper-making machines. In addition, we also face competition from smaller regional suppliers.

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

Research and Development

Our continuing ability to deliver value depends on developing product innovations. As we create new and improved products we often obtain patent protection for our innovations, which is indicative of our technical capabilities and creativity. Although we do not consider any single patent to be material to our business, we believe that, in the aggregate, our patents and other intellectual property provide us with a competitive advantage. We currently have approximately 220 domestic and foreign patents outstanding and approximately 115 pending patent applications. Our patents and patent applications cover approximately 60 different inventions. Some of our competitors license our technology from us in exchange for royalty payments, although such licensing does not represent a material amount of our business.

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

Employees

As of December 31, 2009 we had 3,290 employees worldwide, of which 2,482 were manufacturing employees, 406 were sales and marketing employees, 94 were in research and development and 308 were administrative and other employees. As of December 31, 2009, 2,363, or 72%, of our employees are subject to protection as members of trade unions or various collective bargaining agreements, primarily outside of the United States. We believe that we have good relations with our employees’ trade unions and labor unions and we have not experienced any material labor disputes.

Our Corporate Information

We are subject to the information requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). Therefore, we file periodic reports, proxy statements, and other information with the SEC. Such reports, proxy statements, and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

We maintain a website at www.xerium.com to provide information to the general public and our shareholders on our products and services, along with general information on Xerium. We make our periodic and current reports available, free of charge, on our web site as soon as reasonably practicable after these reports are filed with, or furnished to, the SEC. Our corporate code of business conduct and ethics, our corporate governance guidelines, and the charters of each of the committees of our board of directors are also made available, free of charge, on our website. Our corporate code of business conduct and ethics, which includes our code of ethics, and related waivers (if any) are posted on our website. Copies of these documents may be obtained, free of charge, by writing Investor Relations, Xerium Technologies, Inc., 8537 Six Forks Road, Suite 300, Raleigh, North Carolina 27615, or telephoning us at 508-532-1790.

ITEM 1A.	RISK FACTORS

We may occasionally make forward-looking statements and estimates such as forecasts and projections of our future performance or statements of our plans and objectives. These forward-looking statements may be contained in, among other things, filings with the SEC, including this Annual Report on Form 10-K, press releases made by us and in oral statements made by our officers. Actual results could differ materially from those contained in such forward-looking statements. Important factors that could cause our actual results to differ from those contained in such forward-looking statements include, among other things, the risks described below.

Risks Relating to our Potential Bankruptcy and Restructuring

We would be subject to the risks and uncertainties associated with bankruptcy proceedings if we file a prepackaged plan for reorganization under chapter 11 of the Bankruptcy Code.

For the duration of any chapter 11 proceedings, our operations would be subject to the risks and uncertainties associated with bankruptcy, which include, among other things:

•

the relationships between us and our customers, employees, vendors, strategic partners and others may be negatively affected by the chapter 11 proceedings, including risks that our customers will be less likely to purchase our products and services, that our employees will seek out other opportunities or lack proper motivation to fulfill their commitments and that vendors and strategic partners could terminate their relationships with us or require financial assurances or enhanced performance to continue their business relationships with us, which may be unduly burdensome on our business and operations;

•	the actions and decisions of our creditors and other parties in interest in our chapter 11 proceedings may be inconsistent with our plans;

•

objections to or limitations on our ability to obtain bankruptcy court approval with respect to motions in the chapter 11 proceedings that we may seek from time to time or potential adverse decisions by the bankruptcy court with respect to such motions;

•	objections to or limitations on our ability to reject contracts or leases that are burdensome or uneconomical;

•	our ability to obtain and maintain commercially reasonable terms with vendors, strategic partners and service providers;

•	our ability to obtain and maintain contracts that are critical to our operations;

•	our ability to retain and motivate our executive officers and other key employees; and

•	our ability to maintain adequate financing and cash on hand and to generate sufficient cash from operations.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with chapter 11 proceedings could adversely affect our relationships with our customers, as well as with employees, which in turn could adversely affect our operations and financial condition, particularly if the chapter 11 proceedings are protracted. Also, transactions outside the ordinary course of business are generally subject to the prior approval of the bankruptcy court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. Parties in interest could propose and seek confirmation of their own plan or plans of reorganization. Any such third party plan or plans could disrupt our business, adversely affect our relationships with customers, vendors, strategic partners and employees, or otherwise adversely affect our results of operations and financial condition.

Because of the risks and uncertainties associated with chapter 11 proceedings, the ultimate impact that the events occurring during these proceedings would have on our business, financial condition and results of operations cannot be accurately predicted or quantified. Our proposed Plan provides, among other things, for a substantial dilution of existing equity in the Company. We believe that the value of our common stock is highly speculative. Accordingly, extreme caution should be exercised with respect to existing and future investments in any of these securities.

The Plan may not be confirmed.

Assuming we file for chapter 11, confirmation of the Plan is subject to certain conditions and requirements of the Bankruptcy Code. Although we believe that the Plan would satisfy all requirements necessary for confirmation under the Bankruptcy Code, there can be no assurance that the bankruptcy court would reach the same conclusion. For example, the bankruptcy court may decide that the solicitation of votes on the Plan failed to meet the requirements of section 1126(b) of the Bankruptcy Code. Moreover, there can be no assurance that modifications of the Plan will not be required for confirmation or that such modifications would not necessitate the resolicitation of votes. In the event that the bankruptcy court refuses to confirm the Plan, we may be required to seek an alternative restructuring of our obligations to our creditors and equity holders and delays will ensue as we seek relief under the Bankruptcy Code without the benefit of the Plan. There can be no assurance that the terms of any such alternative restructuring would be similar, or as favorable, to our creditors and equity holders as those proposed in the Plan.

Our restructuring efforts may be unsuccessful regardless of whether the Plan is confirmed.

The Plan is designed to improve our consolidated balance sheet and capital structure by decreasing our outstanding consolidated debt and significantly reducing our annual interest expense. However, these efforts may not be sufficient to enable us to improve our operating results. We will continue to be highly leveraged after the expected restructuring, and are likely to remain so for the foreseeable future. Our ability to satisfy our debt service obligations following a reorganization will depend on our ability to achieve our financial forecasts. These forecasts are based on certain assumptions regarding demand for paper products, the level of paper production and inventories, the number of mills producing paper and the financial health and access to capital of the paper producers. Should these assumptions prove to be incorrect, our actual financial forecasts may vary significantly from what we projected, jeopardizing our ability to satisfy our debt service obligations following a restructuring. Accordingly, we cannot assure you that we will be able to achieve our objectives with respect to the business restructuring strategy, regardless of whether the Plan is confirmed.

Any chapter 11 proceeding may take longer than expected and any such delay may negatively impact our restructuring efforts.

The bankruptcy court may not act on the timetable we have projected and any chapter 11 proceeding may take significantly longer than we expect. In addition, we cannot assure that the chapter 11 proceeding will not unduly disrupt our business. It is impossible to predict with certainty the amount of time needed in bankruptcy. Moreover, time limitations exist for which we have an exclusive right to file a plan of reorganization before other parties in interest can propose and file their own plan.

A lengthy chapter 11 case would also involve additional expenses and divert the attention of management from operation of our businesses, as well as create concerns for employees, vendors, and customers. The disruption that a chapter 11 case would inflict upon our business would increase with the length of time it takes to complete the cases and the severity of that disruption would depend upon the attractiveness and feasibility of the Plan from the perspective of the constituent parties, including essential vendors, employees, and customers.

If we are unable to obtain confirmation of the Plan on a timely basis because of a challenge to the Plan or a failure to satisfy the conditions to the effectiveness of the Plan, we may be forced to operate in bankruptcy for an extended period while trying to develop a different plan of reorganization that can be confirmed. In addition, although we believe that the Effective Date of a Plan is likely to occur very shortly after the date that the Plan is confirmed, there can be no assurance as to such timing. Moreover, if the conditions precedent to the Effective Date of the Plan have not occurred or been duly waived within 30 days after the Plan has been confirmed, the order confirming the Plan will be of no further force or effect and the Plan will be deemed withdrawn.

A protracted bankruptcy case would increase both the probability and the magnitude of the adverse effects described above.

Our chapter 11 filing may be delayed or we may not proceed with any chapter 11 filing.

Although we have obtained sufficient votes to obtain confirmation of the Plan and may file for chapter 11 with the Plan on or before March 31, 2010, there can be no assurance that a chapter 11 filing will occur on such timetable or at all. The waivers to our credit facility will expire on April 1, 2010, except with respect to those of our lenders that agreed to an additional waiver and forbearance of our credit facility until April 30, 2010 in connection with the solicitation of votes on the Plan, and no additional waivers may be available. Absent these waivers, our failure to meet the covenants in our credit facility would constitute an event of default. In addition, we anticipate that that we will have insufficient cash to both make our required quarterly payments under the facility, including the payment due on March 31, 2010, and continue to operate our business. Thus, absent a waiver, our failure to pay the March 31, 2010 scheduled quarterly payment would constitute an additional event of default under the credit facility.

If a default were to occur, our lenders would have the right to demand immediate repayment of obligations under the credit facility. Any such acceleration of our obligations would likely cause other lenders and contractual counterparties to terminate and/or to accelerate our obligations under other financing and credit instruments and agreements. Should the lenders and/or other counterparties demand immediate repayment of all of our obligations, we expect that we would not be able to pay such obligations. In such event, we and our subsidiaries may be forced to commence a chapter 11 case. Even if the lenders do not demand immediate repayment, if the lenders have the right to make such a demand due to an event of default under our credit agreement, we may be obligated to initiate insolvency proceedings in some non-U.S jurisdictions.

In the event that we were to obtain additional waivers of the financial covenants and payment obligations under our credit facility on or before March 31, 2010, our chapter 11 filing may be delayed until after March 31, 2010. In addition, we may determine that, based on the number of votes received to accept the Plan, there is sufficient lender support to pursue an out-of-court restructuring of our debt, in which case we may not file for chapter 11. In the event that we choose to pursue a restructuring outside of chapter 11, we expect that the restructuring would occur under similar economic terms as provided in the Plan.

If we pursue an out-of court restructuring, we will be subject to additional risks and uncertainties.

An out-of-court restructuring will subject us to additional risks and uncertainties. In order to successfully consummate an out-of-court restructuring, 100% approval of, or arrangements with, our lenders and swap termination counterparties would be required, and negotiations with these creditors over the terms of an out-of-court restructuring could delay the completion of the restructuring. If an out-of-court restructuring is not completed by April 12, 2010, unless extended, the date when our DIP Facility commitment expires, there is a risk that we would have insufficient access to working capital if the out-of-court restructuring negotiations were to be unsuccessful and we were to seek restructuring in bankruptcy. In that event, we may find it necessary to discontinue our operations.

In addition, while we expect that an out-of-court restructuring would be on similar economic terms as provided in the Plan, and that such restructuring would allow us to reduce our debt and improve our operating results, there can be no assurance that these objectives would be successful. As with a chapter 11 restructuring pursuant to the Plan, we would continue to be highly leveraged after any out-of-court restructuring, and our ability to satisfy our debt service obligations following an out-of-court reorganization would depend on our ability to achieve our financial forecasts. If we are unable to achieve our forecasts, or if our forecasts are based on assumptions that prove incorrect, we may be unable to achieve the expected benefits of an out-of-court restructuring.

We may be unsuccessful in obtaining first day orders to authorize payment in the ordinary course of business following a chapter 11 filing.

There can be no guarantee that we will be successful in obtaining the necessary approvals of the bankruptcy court to authorize our satisfaction of certain prepetition obligations in the ordinary course of business. As a result, we may be unable to make certain prepetition payments to customers, vendors, employees, and other key creditors, which, in turn, may adversely affect our businesses.

We may be unsuccessful in obtaining working capital financing.

On or shortly after the date of a chapter 11 filing, we intend to seek authorization from the bankruptcy court to enter into the DIP Facility. The DIP Facility is intended to fund our working capital needs during the pendency of the chapter 11 proceedings. Although the agent under the DIP Facility has executed a commitment letter regarding the DIP Facility, there can be no assurances that the bankruptcy court would approve the DIP Facility on the terms requested by us. Additionally, if chapter 11 proceedings take longer than expected to conclude, we may exhaust our financing under the DIP Facility. There is no assurance that we will be able to obtain additional financing from our existing lenders or otherwise. In either case, the liquidity necessary for the orderly functioning of our business may be materially impaired. In addition, even if we enter into the DIP Facility on substantially the terms set forth in the commitment letter, our inability to satisfy the financial covenants or conditions to funding included in the DIP Facility could restrict our ability to access maximum amounts that may be available under the DIP Facility. These uncertainties with respect to the DIP Facility may adversely affect our successful reorganization and our emergence from chapter 11.

The DIP Facility commitment expires on April 12, 2010, unless extended. Accordingly, in order to take advantage of the DIP Facility, it is important that we file for chapter 11 protection in time to obtain court approval of the DIP facility prior to the expiration of the commitment. There is no assurance that we will be able to close the DIP Facility and, if we do not, we are likely to have insufficient funds to continue our current operations while in bankruptcy. Furthermore, should we decide to pursue an out-of-court restructuring, we intend to complete the restructuring prior to the expiration of the DIP Facility commitment. If an out-of-court restructuring is not completed by the expiration of the DIP Facility commitment, we are at risk that we would have insufficient funds to continue our current operations in bankruptcy, should we later file for chapter 11 protection.

If we proceed with the chapter 11 filing, we intend to consummate the Plan and to obtain post-chapter 11 working capital financing through projected operating cash flow and the Proposed Exit Facility described above in “Business—Potential Chapter 11 Reorganization—Proposed Exit Facility.” However, there can be no assurance that we will be able to enter into the Proposed Exit Facility or that the assumptions underlying our cash flow projections, including the pace and level of recovery in the paper industry, will be realized. Additionally, if we require working capital and trade financing greater than that provided by such sources, we may be required to, among other things, (a) obtain other sources of financing or (b) curtail our operations or (c) sell certain of our assets. No assurance can be given, however, that any additional financing will be available, if at all, on terms that are favorable or acceptable to us.

Our existing common stock will be substantially diluted in any reorganization.

If the Plan is confirmed, approximately 82.6% of our outstanding common stock will be held by our lenders, and existing holders of our common stock will hold, in the aggregate, approximately 17.4% of our outstanding common stock, with the ability to increase this ownership to approximately 27.4% by exercising warrants to purchase additional shares of common stock. There can be no assurance that the market price of our common stock will exceed the exercise price of the warrants at any time during the period in which the warrants are exercisable. If the market price of our common stock does not exceed the exercise price of the warrants, it may not be economically viable for our shareholders to exercise the warrants, in which case the warrants will have no value. In the event that we choose to pursue a restructuring outside of chapter 11, we expect that the economic terms of the restructuring would be similar to those contemplated by the Plan. As a result, our lenders would likely own substantially more than a majority of our outstanding equity in any in-court or out-of-court restructuring.

Our existing stockholders will have little or no control or influence on stockholder matters in any reorganization if the Plan is confirmed. For example, the Plan provides that our Board of Directors will be reconstituted, and initially will consist of seven directors as follows: (i) our Chief Executive Officer, (ii) one director nominated by our current Board of Directors, and (iii) five directors nominated by our lenders. In addition, our lenders may, through contractual provisions and/or the percentage of voting securities owned, be in a position to exert strong influence over our business, policies and affairs, while our existing stockholders may have little influence. There can be no assurance that the interests of any new stockholders will align with the interests of our existing stockholders.

We may be forced to liquidate under chapter 7 of the Bankruptcy Code.

If no chapter 11 plan can be confirmed, or if the bankruptcy court otherwise finds that it would be in the best interest of our creditors, our chapter 11 cases may be converted to cases under chapter 7 of the Bankruptcy Code, in which a trustee would be elected or appointed to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under chapter 7 would result in smaller distributions being made to equity security holders and creditors than those provided for in the Plan because (a) the likelihood that our assets would have to be sold or otherwise disposed of in a less orderly fashion, (b) additional administrative expenses attendant to the appointment of a trustee and the trustee’s employment of attorneys and other professionals, and (c) additional expenses and claims, some of which would be entitled to priority under the Bankruptcy Code, which would be generated during the liquidation, and from the rejection of leases and other executory contracts in connection with a cessation of our operations.

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

The profitability of paper producers has historically been highly cyclical due to wide swings in the price of paper, driven to a high degree by the oversupply of paper during periods when paper producers have more aggregate capacity than the market requires. A sustained downturn in the paper industry, either globally or in a particular region, can cause paper manufacturers to reduce production or cease operations, which could adversely affect our revenues and profitability. Since 2000, paper producers have taken actions that seek to structurally improve the balance between the supply of and demand for paper. As part of these efforts, they have permanently shut down many paper-making machines or entire manufacturing facilities. Papermakers continue to experience low levels of profitability, and we believe that further consolidation among papermakers, reducing the number of paper producers, and shutdowns of paper-making machines or facilities will occur in Europe and North America, until there is a better balance between supply and demand for paper and the profit levels of paper producers improve. This rebalancing has been accelerated during the recent global economic recession. Over a number of years, consumption growth of paper, particularly in South America and Asia, is expected to drive an increase in the global production rates required to maintain balance between supply and demand. It is highly likely, however, that a consumption slow-down and related effect on global paper production will continue in the near term, exacerbated by the global economic recession. Also affecting machine curtailments are structural productivity gains from improved products that we and our competitors supply.

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

We anticipate that pricing pressure for our products will continue with the consolidation among paper producers and as the shift of paper production growth in Asia develops. In response to this pricing pressure, we expect to continue to develop new products and expand our value added selling approach as part of our strategy to differentiate our products, while at the same time remaining focused on cost reduction and efficiency programs. The negative paper industry trends described above are likely to continue. We believe that in the current economic environment, the paper industry will experience reduced demand, increased emphasis on cost reduction and sustained paper-machine shutdown activity than would have been the case in the absence of the economic recession. Although the global financial recession has somewhat abated, the availability of credit remains tight, which could make it more difficult for our customers to finance their business activities or pay their debts. Thus, the effects of the current economic environment on the paper industry could negatively impact our business, results of operations and financial condition.

We may be required to reorganize our operations in response to changing conditions in the paper industry, and such actions may require significant expenditures and may not be successful.

In the past several years, we have undertaken various operational restructuring measures in response to changing market conditions in the paper industry triggered by the decline in paper prices that began in 2001. For example, between January 1, 2003 and December 31, 2009, we incurred costs of approximately $76 million in connection with our cost reduction programs including the closure of twelve manufacturing facilities worldwide. In connection with any future plant closures, delays or failures in the transition of production from a closed facility to our other facilities could also adversely affect our financial performance. We may engage in additional cost reduction programs in the future. We may not recoup the costs of programs we have already initiated, or other programs we may in the future decide to engage in, the costs of which may be significant. In addition, our profitability may decline if our restructuring efforts do not sufficiently reduce our future costs while at the same time positioning us to maintain or increase our sales. We also expect to implement cost reduction programs in 2010 and are estimating restructuring expenses of approximately $13 million during 2010, primarily related to streamlining our operating structure in North America and Europe. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cost Reduction Programs”.

Fluctuations in currency exchange rates could adversely affect our revenues, profitability and compliance with our debt covenants.

Our foreign operations expose us to fluctuations in currency exchange rates and currency devaluations. We report our financial results in U.S. Dollars, but a substantial portion of our sales, expenses and debt are denominated in Euros and other currencies. As a result, changes in the relative values of U.S. Dollars, Euros and other currencies will affect our levels of sales and profitability. A decrease in the value of the U.S. Dollar relative to the value of the Euro and these other currencies will affect our financial results since the translation of a certain number of Euros or units of such other currencies into U.S. Dollars for financial reporting purposes will represent more U.S. Dollars. We would expect an opposite effect in a period in which the value of the U.S. Dollar increases. In addition, in the case of sales to customers in certain locations, our sales are denominated in U.S. Dollars but all or a substantial portion of our associated costs are denominated in a different currency. As a result, changes in the relative values of U.S. Dollars, Euros and any such other currency will affect our profitability. Although in certain circumstances we attempt to hedge our exposure to fluctuations in currency exchange rates, our hedging strategies may not be effective. Due to reduced credit limits at some of our banks, we have entered into fewer foreign currency hedging arrangements and may not be able to enter into as many hedging arrangements in the future. Additionally, on December 31, 2009 we terminated with the counterparties all of our outstanding interest rate swap liabilities of $20.0 million and converted them into notes payable to such counterparties. As a result of the termination of the interest rate swaps, the interest rate on the term loan portion of the credit facility is no longer effectively fixed through December 31, 2010, the original term of the swaps. As a result of these events, our financial statements are more exposed to the effects of currency and interest rate fluctuations, both favorable and unfavorable, which could have a material impact on our results of operations.

In addition, our credit facility currently contains, and is expected to continue to contain after our impending reorganization, financial covenants that require us to maintain a minimum interest coverage ratio, a maximum leverage ratio and a minimum fixed charge coverage ratio. See “Business—Chapter 11 Reorganization” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility”. Our ability to comply with these covenants will depend in part upon our reported financial results, which as indicated above are directly affected by currency fluctuations. For example, in the event the value of the U.S. Dollar increases relative to the Euro and other currencies in which we conduct business (and ignoring any other changes affecting our financial performance), the amount of our Adjusted EBITDA will decline. Since each of the financial ratio covenants in our credit facility is calculated by reference to the amount of our Adjusted EBITDA, currency fluctuations alone could lower the amount of our Adjusted EBITDA and therefore affect our ability to remain in compliance with our financial ratio covenants. While we have certain indebtedness denominated in foreign currencies, to reduce the volatility of these measurements to the U.S dollar/Euro relationship, Amendment 5 to our credit facility provides that for the purposes of computing debt, which is a part of the calculation of the leverage ratio, indebtedness which is payable in Canadian Dollars or Euros shall be converted into Dollars using the average exchange rate for the period of four consecutive Fiscal Quarters ended March 31, 2008. Accordingly, if the value of the U.S. Dollar increases relative to the Euro or the Canadian Dollar and our Adjusted EBITDA declines as a result of this currency effect, there would not be a corresponding decrease in the amount of our debt for purposes of the maximum leverage ratio covenant calculation.

For additional information about the risks associated with fluctuations in currency exchange rates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign Exchange”.

Increased price competition in our industry could adversely affect our gross margins and net sales.

Historically, we and our competitors have been able to sell clothing and roll covers products and services at favorable prices that reflect the value they deliver to customers. This favorable pricing has been particularly available for our more technologically advanced products, such as forming fabrics, press felts and roll covers. In recent years, the financial health of our customers and continued pricing pressure from our competitors required us to reduce prices in some cases, and eliminate or decrease the size of proposed price increases in other cases, resulting in price decreases in both of our business segments. Further pricing pressure from our competitors may require further price decreases or make us unable to effect planned price increases and, thereby, adversely affect our profitability.

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

We have manufacturing facilities in 12 foreign countries. In 2009, we sold products in approximately 64 countries other than the United States, which represented approximately 73% of our net sales. We operate in a number of foreign countries and may face challenges unique to those countries such as in hiring employees, our relations with various parties, including suppliers and governmental agencies, and in production. Furthermore, we may decide to do business in countries where we have not previously done business, such as China, where we acquired a roll covers manufacturing business in November 2007. In such countries we face the additional uncertainty of entering a new market and its social customs, laws and practices. Should these challenges be realized, our operating results could be adversely impacted and our business or production may be delayed.

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

Our top ten customers generated 22% of our net sales during 2009. The loss of one or more of our major customers, financial difficulties faced by our customers or a substantial decrease in such customers’ purchases from us, could have a material adverse effect on our sales and profitability. Because we do not generally have binding long-term purchasing agreements with our customers, there can be no assurance that our existing customers will continue to purchase products from us.

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

We cannot assure that we have been or will be at all times in complete compliance with all laws and regulations applicable to us which are designed to protect the environment and human health. We could incur substantial costs, including clean-up costs, fines and sanctions and third party property damage or personal injury claims, as a result of violations of or liabilities under environmental laws, relevant common law or the environmental permits required for our operations. While we believe that the current level of reserves is adequate, the adequacy of these reserves may change in the future due to new developments in particular matters. During the third quarter of 2008, while evaluating one of our foreign facilities, we discovered the possibility of contamination at the facility. Subsequently we had a preliminary evaluation performed, which confirmed the existence of contamination and estimated preliminary costs to clean up the facility. Based upon this evaluation, in the third quarter of 2008, we recorded $4.1 million as our best estimate of the remediation costs we expected to incur. A Phase II assessment of the ground water contamination performed for us during the second quarter of 2009 indicated the costs to remediate the contamination would be significantly less than originally estimated and accordingly, we reduced the accrual by $3.4 million during the second quarter of 2009 based on this assessment.

We do not expect any significant further remediation costs to be incurred in connection with this matter and believe that any additional liability in excess of amounts provided which may result from the resolution of such matters will not have a material adverse effect on our financial condition, liquidity or cash flow.

Adverse labor relations could harm our operations and reduce our profitability.

As of December 31, 2009, we had 3,290 employees, approximately 17% of whom were subject to protection of various collective bargaining agreements and approximately 55% of whom were subject to job protection as members of trade unions, employee associations or workers’ councils. Approximately 37% of the employees subject to collective bargaining agreements (or approximately 6% of our total employees) were covered by collective bargaining agreements that expire prior to December 31, 2010. We cannot be certain that we will be able to renew such collective bargaining agreements, or enter into new collective bargaining agreements, which do not adversely affect our operating results and that we will be without production interruptions, including labor stoppages. In addition, approximately 89% of the employees subject to job protection as members of trade unions, employee associations or workers’ councils (or approximately 49% of our total employees) were subject to arrangements that expire prior to December 31, 2010. We cannot be certain that the terms of employment applicable to such employees will not change in a manner which adversely affects our operating results. We cannot be certain that we will not experience disruptions in our operations as a result of labor disputes or experience other labor relations issues. If we are unable to maintain good relations with our employees, our ability to produce our products and provide services to our customers could be reduced and/or our production costs could increase, either of which could disrupt our business and reduce our profitability.

Risks Relating to our Capital Structure

We are subject to increased risk relating to the effects of currency and interest rate fluctuations on our operations, as we are we are unable to enter into additional hedging arrangements.

Due to reduced credit limits at some of our banks, we have entered into fewer foreign currency hedging arrangements and we may not be able to enter into as many hedging arrangements in the future. Based on our credit issues we could no longer support that the variable-rate interest payments (hedged transactions) under our senior credit facility were probable of occurring and thus, effective September 1, 2009, we were required to discontinue cash flow hedge accounting prospectively for our interest rate swaps so that the mark to market changes in their fair value are charged or credited to interest expense. Additionally on December 31, 2009, we terminated with the counterparties all of our outstanding interest rate swap liabilities of $20.0 million and converted them to notes payable to the counterparties. As a result of these actions, our financial statements are more exposed to the effects of currency and interest rate fluctuations, respectively, both favorable and unfavorable, which could have a material impact on our results of operations.

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

Our credit facility contains, and is likely to continue to contain, restrictive debt covenants that limit our business flexibility by imposing operating and financial restrictions on our operations.

Our credit facility currently imposes, and is expected to continue to impose after our reorganization, significant operating and financial restrictions on our operations that may restrict our ability to pursue our business strategies. These restrictions prohibit or limit, among other things:

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

We will remain highly leveraged for the foreseeable future, which could impact our financing options, financial results and liquidity position.

We have a significant amount of debt. As of December 31, 2009, our total amount of outstanding debt, on a consolidated basis, was $640.1 million. Following the chapter 11 reorganization pursuant to the Plan or an alternative out-of-court restructuring, we expect to have outstanding debt on a consolidated basis, of approximately $440 million. The degree to which we are leveraged on a consolidated basis could have important consequences to the holders of our common stock, including:

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

Required payments with respect to our indebtedness will reduce the amount of funds available for other corporate purposes, which could harm our competitiveness and/or limit opportunities to grow our business. As a result of our existing credit facility and the Amended and Restated Credit Facility, we expect that in the foreseeable future a significantly greater portion of the cash generated by our business will be used to make required interest and principal payments under our credit facility.

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

Fluctuations in interest rates could adversely affect our liquidity, interest expense and financial results. In addition, our senior credit facility has, and any replacement credit facility will likely have, a variable interest rate. To the extent that we do not enter into a hedging arrangement that effectively fixes the interest rate on a portion of our senior debt the interest rate on all of the debt covered by our senior credit facility will fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event, we may have difficulty making interest payments and funding our other costs and our ability to comply with the financial covenants in our credit facility may be adversely affected.

The market price of our common stock has been volatile since our initial public offering and may continue to be volatile.

Shares of our common stock may continue to experience substantial price volatility, including significant decreases, in response to a number of events, including:

•	our potential chapter 11 bankruptcy proceedings or out-of-court restructuring;

•	sales of our common stock by principal stockholders;

•	our quarterly operating results;

•	issuances of our common stock by us;

•	future announcements concerning our business;

•	the waivers solicited in connection with our credit facility;

•	our dividend policy;

•	the failure of securities analysts to cover our common stock and/or changes in financial estimates and recommendations by securities analysts;

•	actions of competitors;

•	fluctuations in foreign currency exchange rates;

•	changes in U.S. and foreign government regulation;

•	general market, economic and political conditions; and

•	natural disasters, terrorist attacks and acts of war.

On December 31, 2009 the closing price of our common stock was $0.76 as compared with $0.66 as of December 31, 2008. During the year ended December 31, 2009 the lowest closing price of our common stock was $0.30 and the highest closing price was $2.20. Some companies that have had volatile market prices for their securities have had securities class action lawsuits filed against them. Such lawsuits, should they be filed against us in the future, could result in substantial costs and a diversion of management’s attention and resources. This could have a material adverse effect on our business, results of operations and financial condition.

The NYSE may delist our common stock which would have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on the NYSE. On November 18, 2009 we were notified by NYSER that we were not in compliance with the continued listing criteria of the NYSE, under Section 802.01C of the NYSE Listed Company Manual. Specifically, the NYSE considers us to be below these criteria because the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading day period.

This notification represents the second instance that we were not in compliance with this criterion during the past twelve months. On December 29, 2008, we were first notified by NYSER that, in addition to not being in compliance with this criterion, we also were not in compliance with continued listing criteria under Section 802.01B of the Listed Company Manual because our average total market capitalization was less than $75 million over the same consecutive 30 trading day period and our most recently reported stockholders’ equity was less than $75 million. In February 2009, the NYSE submitted to the SEC an immediately effective rule filing that reduced these amounts to $50 million, respectively. We cured the first instance of noncompliance under the $1.00 share price listing standard, which represented the end of the six-month cure period prescribed by NYSE rules.

In February 2009, we submitted a plan advising the NYSE of definitive actions we have taken, or proposed to take, that would bring us into compliance with the market capitalization listing standards within 18 months of receipt of the initial letter which is June 29, 2010. We continue to provide the NYSE with quarterly updates to this submitted plan. Such quarterly updates include detailed commentary and description of the actions we are taking with our lenders in order to resolve the financial covenant non-compliance under our senior credit facility for the periods ended September 30, 2009 and December 31, 2009, which was waived through April 1, 2010. We believe that the covenant noncompliance negatively affected our share price and market capitalization.

NYSER is reviewing the second instance of noncompliance under the $1.00 share price standard in connection with its broader assessment of our progress on this previously submitted 18-month business plan in order to determine the appropriate action concerning us. NYSER is continuing to monitor and assess the situation with us. Depending on the circumstances, NYSER could truncate the procedures outlined in Section 802.01C that would otherwise be applicable to companies that are not in compliance with the share price standard or it may initiate suspension or delisting procedures against us. Additionally, NYSER may also take accelerated listing action in the event that our common stock were to trade at levels deemed to be abnormally low over a sustained period of time or in the case of other material adverse developments.

We may file voluntary petitions for relief under chapter 11 of the Bankruptcy Code on or before March 31, 2010. Section 802.01D of the NYSE Listed Company Manual provides that the NYSE will ordinarily delist any company that has filed for bankruptcy while not in compliance with continued listing standards, unless such company is profitable, has positive cash flow, or is demonstrably in sound financial health despite the bankruptcy proceedings. We have been in discussions with NYSER regarding our financial status, listing status and our potential chapter 11 filing, and will seek to continue the NYSE listing of our common stock. There can be no assurance that the NYSER will not take delisting actions against us notwithstanding our efforts, and thus there can be no assurance that our common stock will continue to be listed on the NYSE.

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

Following our reorganization, our lenders are expected to own approximately 82.6% of our common stock and will therefore have significant influence over our business and significant transactions.

As of December 31, 2009 there were 48,935,720 shares of our common stock outstanding, of which 25,043,764 in the aggregate, or approximately 51% were held by Apax WW Nominees Ltd. and Apax-Xerium APIA LP. The Plan calls for the issuance of common stock representing approximately 82.6% of our outstanding common stock to our lenders and we expect that any out-of-court restructuring would result in similar economic terms. As a result, these lenders will have a strong ability to influence our business, policies and affairs. The Plan also provides that our Board of Directors will be reconstituted, and will consist of seven directors as follows: (i) our Chief Executive Officer, (ii) one director nominated by our current Board of Directors, and (iii) five directors nominated by certain of our lenders. Because more than a majority of our Board of Directors will have been nominated by our lenders, our lenders will have the ability to control all decisions of the Board. In addition, to the extent that any of these entities, either separately or as a group, own in excess of 50% of our common stock, they will have the ability to control the outcome of all elections of directors and any stockholder vote regarding a merger or other extraordinary transaction. We cannot be certain that the interests of our lenders will be consistent with the interests of other holders of common stock. In addition, this concentration of ownership could have the effect of delaying or preventing a change in control, merger or tender offer, which would deprive shareholders of an opportunity to receive a premium for their shares of common stock and may negatively affect the market price of our common stock. Moreover, the lenders either alone or with other existing equity investors could effectively receive a premium for transferring ownership to third parties that would not inure to the benefit of investors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of December 31, 2009, we operate 42 facilities, of which 32 are manufacturing facilities in 13 countries located in Argentina, Austria, Brazil, Canada, China, Finland, France, Germany, Italy, Japan, Mexico, Spain and the United States. Of the 32 manufacturing facilities that we operate, 11 are clothing manufacturing facilities, 20 are rolls manufacturing facilities and 1 is both clothing and rolls facilities. Almost all of our facilities are owned by us, rather than leased.

We also have one vacant former manufacturing facility as the result of the closing of our roll covers manufacturing facility in Sherbrooke, Canada in the first quarter of 2009.

We also have license agreements with three licensees that manufacture our roll covers products at their facilities in Japan, South Korea and India. We have license agreements with one licensee that manufactures our clothing products in North America, various European countries and certain Pacific Rim countries.

ITEM 3.	LEGAL PROCEEDINGS

We may file voluntary petitions for relief under chapter 11 of the Bankruptcy Code on or before March 31, 2010. At this time it is not possible to predict the outcome of any chapter 11 case or its effect on our business. For additional information regarding our potential chapter 11 case, see “Business—Potential Chapter 11 Reorganization.”

We are from time to time involved in various legal proceedings that arise in the ordinary course of our business. We believe that none of our pending litigation will, individually or in the aggregate, have a material adverse effect on our financial condition, cash flows or results of operations.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock (the “Common Stock”) is quoted on the New York Stock Exchange under the symbol “XRM”. On March 23, 2010, there were approximately 48 stockholders of record of our Common Stock and the closing price of our Common Stock as reported by the New York Stock Exchange was $0.73 per share. The following table lists the high and low sales prices for our Common Stock within the two most recent fiscal years:

Period	High	Low
2009
Fourth quarter	$1.36	$0.48
Third quarter	1.78	0.82
Second quarter	2.20	0.56
First quarter	0.95	0.30

2008
Fourth quarter	$6.92	$0.63
Third quarter	8.41	3.52
Second quarter	5.62	1.25
First quarter	5.78	0.91

Our credit facility, as amended, prohibits our payment of dividends and accordingly, we made no such payments during the years ended December 31, 2008 and 2009.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and the related Notes to Consolidated Financial Statements.

	Year ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Statement of operations data:
Net sales	$500,091	$638,139	$615,426	$601,439	$582,420
Costs and expenses:
Cost of products sold	312,596	394,467	361,913	355,375	342,329
Selling	66,808	80,175	79,157	76,313	70,682
General and administrative	56,169	92,112	70,218	70,621	84,863
Restructuring and impairments	4,080	16,968	7,733	4,736	11,958
Research and development	11,309	11,740	10,189	9,878	9,835
Goodwill impairment	80,600	—	185,300	—	—
Curtailment/settlement gains	—	(39,968)	—	—	—

Total operating costs and expenses	531,562	555,494	714,510	516,923	519,667

Income (loss) from operations	(31,471)	82,645	(99,084)	84,516	62,753
Other income (expense):
Interest expense, net	(67,300)	(58,504)	(53,126)	(40,016)	(41,701)
Foreign exchange gain (loss)	(905)	6,356	(347)	(105)	3,773
Loss on early extinguishment of debt	—	—	—	—	(4,886)

Income (loss) before provision for income taxes	(99,676)	30,497	(152,557)	44,395	19,939
Provision (benefit) for income taxes	12,317	3,901	(2,345)	13,107	14,342

Net income (loss)	$(111,993)	$26,596	$(150,212)	$31,288	$5,597

Net income (loss) per common share—basic	$(2.29)	$0.58	$(3.36)	$0.71	$0.14

Net income (loss) per common share—diluted	$(2.29)	$0.58	$(3.36)	$0.71	$0.14

Cash dividends per common share	$—	$—	$0.5625	$0.90	$0.33

	Year ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance sheet data (at end of period):
Cash and cash equivalents	$23,039	$34,733	$24,218	$16,816	$59,976
Total assets	693,511	818,097	899,027	996,174	989,426
Senior debt	583,564	606,200	657,506	628,317	637,433
Total debt	640,121	616,957	666,801	639,060	649,132
Total stockholders’ equity (deficit)	(119,657)	(27,581)	(1,052)	116,580	109,346

Cash flow data:
Net cash provided by operating activities	$16,131	$77,068	$89,020	$69,236	$54,709
Net cash used in investing activities	(14,171)	(35,233)	(57,200)	(37,940)	(28,722)
Net cash provided by (used in) financing activities	(14,630)	(32,312)	(27,237)	(78,208)	5,626

Other financial data:
Depreciation and amortization	$41,867	$45,928	$45,540	$45,392	$45,363
Capital expenditures	19,532	39,028	47,859	32,456	35,829

The following table presents our unaudited consolidated statements of operations data for each quarter in the two years ended December 31, 2009. The information for each of these quarters is unaudited, but has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. Certain prior period balances have been reclassified to conform with the current year presentation. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been made to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the notes thereto appearing elsewhere in this document. These operating results are not necessarily indicative of the results of operations that may be expected for any future period.

	For the Three Months Ended
	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	Mar 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	Mar 31, 2008
	(in thousands, except per share data)
Statement of operations data:
Net sales	$132,437	$130,308	$120,843	$116,503	$149,452	$159,307	$170,393	$158,987
Costs and expenses:
Cost of products sold	83,640	81,520	75,225	72,211	90,704	106,513	101,595	95,655
Selling	17,234	16,991	16,075	16,508	17,738	20,125	21,847	20,465
General and administrative	21,069	15,428	6,464	13,208	21,790	28,265	23,367	18,690
Restructuring and impairments	1,186	1,754	1,026	114	10,106	3,612	2,718	532
Research and development	3,141	2,708	2,740	2,720	2,631	2,910	3,196	3,003
Goodwill impairment	80,600	—	—	—	—	—	—	—
Curtailment/settlement gains	—	—	—	—	—	(39,968)	—	—

Total operating costs and expenses	206,870	118,401	101,530	104,761	142,969	121,457	152,723	138,345

Income (loss) from operations	(74,433)	11,907	19,313	11,742	6,483	37,850	17,670	20,642
Other income (expense):
Interest expense, net	(19,348)	(16,425)	(15,570)	(15,957)	(16,287)	(16,230)	(766)	(25,221)
Foreign exchange gain (loss)	(680)	561	555	(1,341)	3,012	710	(875)	3,509

Income (loss) before provision for income taxes	(94,461)	(3,957)	4,298	(5,556)	(6,792)	22,330	16,029	(1,070)
Provision (benefit) for income taxes	2,304	3,424	2,697	3,892	(2,443)	794	1,911	3,639

Net income (loss)	$(96,765)	$(7,381)	$1,601	$(9,448)	$(4,349)	$21,536	$14,118	$(4,709)

Net income (loss) per common share—basic	$(1.98)	$(0.15)	$0.03	$(0.19)	$(0.09)	$0.47	$0.31	$(0.10)

Net income (loss) per common share—diluted	$(1.98)	$(0.15)	$0.03	$(0.19)	$(0.09)	$0.46	$0.31	$(0.10)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the section titled “Risk Factors,” the Consolidated Financial Statements and related Notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

Potential Chapter 11 Reorganization.

On March 2, 2010, we and certain of our subsidiaries commenced a solicitation of votes in support of the proposed Plan under chapter 11 of the Bankruptcy Code. The solicitation was made pursuant to the Disclosure Statement. On March 22, 2010, the solicitation period concluded, at which time sufficient votes to accept the Plan had been received to implement the Plan through a court-supervised process, but not the 100% vote required for reorganization without court supervision. We are currently exploring with our lenders whether an out-of-court restructuring process is feasible, and we target reaching a decision with respect to whether to pursue an in-court or out-of-court restructuring in the near future. For the remainder of this “Potential Chapter 11 Reorganization” section, references to “we,” “our” and “us” mean Xerium Technologies, Inc. and those subsidiaries of Xerium Technologies, Inc. that would be expected to file for chapter 11 protection.

Although we have obtained sufficient votes to obtain confirmation of the Plan and may file for chapter 11 with the Plan on or before March 31, 2010, there can be no assurance that a chapter 11 filing will occur on such timetable or at all. For example, as discussed above, we may determine that, based on the number of votes received to accept the Plan, there is sufficient lender support to pursue an out-of-court restructuring of our debt, in which case we may not file for chapter 11. Any out-of-court restructuring would require the approval of all of our lenders, including the swap termination counterparties. In the event that we choose to pursue a restructuring outside of chapter 11, we expect that the restructuring would occur under similar economic terms as provided in the Plan.

Operating in bankruptcy would impose significant risks and uncertainties on our business. See Item 1A—“Risk Factors—Risks Relating to our Potential Bankruptcy and Restructuring” for a discussion of the risks and uncertainties relating to our business and investing in our securities as a result of a chapter 11 filing. The discussion below regarding our potential chapter 11 filing assumes that we file for chapter 11 protection and that the bankruptcy court confirms the Plan in the form that it was accepted pursuant to the solicitation. There can be no assurance that the bankruptcy court will approve the Plan in a timely manner, or at all, in which case our restructuring efforts may be delayed or unsuccessful. At this time it is not possible to predict the outcome of any chapter 11 case or its effect on our business.

Background

Our senior credit facility requires that we satisfy certain operating requirements and financial covenant ratios in order to avoid a default or event of default under the facility. See “Credit Facility” below. As previously disclosed, we were not in compliance with certain of these covenants for the quarters ended September 30, 2009 and December 31, 2009. To provide us additional time to work with our creditors to find long-term solutions to our credit issues, on September 29, 2009, December 14, 2009, January 29, 2010 and February 26, 2010, we obtained waivers with respect to non-compliance with the financial covenants of the senior credit facility from our lenders. Additionally, the February 26, 2010 waiver permanently waived the requirement that our audited financial statements for the year ended December 31, 2009 be accompanied by an audit opinion unqualified as to “going concern”. In connection with the waiver agreement entered into on September 30, 2009, the Company paid aggregate fees to the lenders of approximately $3 million, of which $1.5 million was paid at the time of the effectiveness of the waiver agreement and approximately $1.5 million will be paid at the maturity date for the loans under the Credit Agreement and will accrue interest at the rate applicable to the loans until that time. In connection with the subsequent three waiver extension agreements, we were required to pay fees to the lenders of approximately $0.3 million at the time of each extension. In addition, the waivers have provided that, since September 29, 2009, the outstanding balance under the senior credit facility will bear interest at a rate that is 1.0% per year in excess of the non-default rate otherwise payable during that period under the senior credit facility.

Absent the waivers, failure to meet these covenants would constitute an event of default under the senior credit facility. In addition, we anticipate that we will have insufficient cash to both make our required quarterly payments under the credit facility, including the payment due on March 31, 2010, and continue to operate our business. In the absence of a waiver of such payment, our failure to pay the March 31, 2010 scheduled quarterly principal payment of approximately $6.8 million when due would constitute an event of default under the credit facility.

Our goal is to consummate a financial restructuring transaction, whether in-court or out-of-court, that will significantly reduce our indebtedness and place us in a stronger financial position for future growth and stability.

Plan of Reorganization

If we commence a consensual prepackaged chapter 11 proceeding pursuant to the Plan as expected, we will continue to manage our properties and operate our business as debtors-in-possession under the jurisdiction of the bankruptcy court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the bankruptcy court. We may pay all debts and honor all obligations arising in the ordinary course of our business after the date of the chapter 11 filing. However, we may not pay creditors on account of obligations arising before the chapter 11 filing or engage in transactions outside the ordinary course of business without the prior approval of the bankruptcy court. If we file for chapter 11 protection, directors in certain non-U.S. jurisdictions in which we have operations may be required by local law to initiate insolvency proceedings, and creditors in certain foreign jurisdictions may take action under foreign law to seek available remedies.

If we proceed with a chapter 11 filing, on or shortly after the date of such filing we expect to seek authorization from the bankruptcy court to enter into an $80 million DIP Facility. The DIP Facility is intended to fund our working capital needs during the chapter 11 proceeding. If the DIP Facility is not approved by the bankruptcy court or if alternative financing is otherwise not available, we may find it necessary to discontinue our operations. The DIP Facility commitment expires on April 12, 2010, unless extended. Accordingly, in order to take advantage of the DIP Facility, it is important that we file for chapter 11 protection in time to obtain court approval of the DIP facility prior to the expiration of the commitment. There is no assurance that we will be able to close the DIP Facility and, if we do not, we are likely to have insufficient funds to continue our current operations while in bankruptcy. Furthermore, should we decide to pursue an out-of-court restructuring, we intend to complete the restructuring prior to the expiration of the DIP Facility commitment. If an out-of-court restructuring is not completed by the expiration of the DIP Facility commitment, we are at risk that we would have insufficient funds to continue our current operations in bankruptcy, should we later file for chapter 11 protection.

The Plan provides that on the Effective Date:

•

We will enter into the Proposed Exit Facility, which provides for a revolving loan facility of up to $20 million and a term loan of $60 million to be used to satisfy our outstanding obligations under the DIP Facility on the Effective Date and for our ongoing working capital (including letters of credit) requirements. The terms of the Proposed Exit Facility are described below;

•

All of our Existing Common Stock, which aggregated 50,105,131 shares outstanding as of March 23, 2010, will be cancelled and we will authorize 20 million shares of New Common Stock, which is equivalent to a 20 to 1 reverse split of our common stock;

•	Our existing credit facility will be amended and restated as the Amended and Restated Credit Facility. The terms of the Amended and Restated Credit Facility are described below;

•

Our lenders and the swap termination counterparties will receive, among other things, their ratable shares of (a) $10 million in cash, (b) $410 million in principal amount of term notes, to be issued pursuant to the Amended and Restated Credit Facility, and (c) 82.6% of the shares of New Common Stock to be issued on the Effective Date prior to dilution;

•

The existing holders of our Existing Common Stock will be receive (a) approximately 17.4% of the shares of New Common Stock to be issued on the Effective Date, and (b) warrants to purchase up to 10% of the number of issued and outstanding shares of New Common Stock as of the Effective Date. The warrants will be exercisable for a term of four years from the issue date, and the exercise price per share of common stock would be determined in accordance with a formula based on the final amount of allowed claims of the Lenders under the Credit Facility and the swap termination counterparties in the chapter 11 proceeding; and

•

Our Board of Directors will be reconstituted, and will consist of seven directors as follows: (i) our Chief Executive Officer, (ii) one director nominated by our current Board of Directors, and (iii) five directors nominated by certain of our lenders.

The Plan also contemplates that we will adopt a new equity incentive plan for compensation of our management and a shareholder rights plan. We would also enter into registration rights and director nomination agreements with certain of our lenders.

In order for the Plan to be confirmed by the bankruptcy court, it must satisfy certain requirements of the Bankruptcy Code. Confirmation of the Plan by the bankruptcy court would make the Plan binding on us, any issuer of securities under the Plan, any person acquiring property under the Plan and any of our creditors or equity interest holders. Subject to certain limited exceptions, the order confirming the Plan generally will discharge us from any debt that arose prior to the date we filed for chapter 11, and substitutes for such debt the obligations specified under the confirmed Plan.

On the date of a chapter 11 filing, we intend to request a series of orders from the bankruptcy court designed to minimize any disruption of business operations. We anticipate that such requests will include request for authorization to, among other things, satisfy certain pre-chapter 11 filing obligations that may be outstanding, including wages and benefits that may be due to employees, as well as obligations to certain vendors, customers and suppliers. We also intend to request certain orders from the bankruptcy court permitting us to continue, on an uninterrupted basis, our centralized cash management systems and customer service programs. There can be no assurance that such requests would be granted by the bankruptcy court.

Proposed Amended and Restated Credit Facility

As discussed above, the Plan provides that we will enter into the Amended and Restated Credit Facility on the Effective Date that will replace our existing credit facility. For a discussion of our existing credit facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility.” The Amended and Restated Credit Facility provides for a term loan that has a principal amount of $410 million and that matures on a date that is five years following the closing date of the Amended and Restated Credit Facility. The Amended and Restated Credit Facility will be secured by substantially all of our assets and the assets of most of our subsidiaries, subject to legal and tax considerations and requirements. In addition, most of our U.S. and non-U.S. subsidiaries will guarantee the obligations of the borrowers under the Amended and Restated Credit Facility, provided that non-U.S. guarantors will only be liable for obligations of non-U.S borrowers and non-U.S. guarantors.

Borrowings under the Amended and Restated Credit Facility term loans will bear interest as follows:

•	in the case of Xerium Canada Inc., at the BA Rate plus (i) 6.25% if the leverage ratio equals or exceeds 2.75:1.00 or (ii) 5.75% if the leverage ratio is less than 2.75:1.00;

•	in the case of Xerium Technologies, Inc. the LIBOR Rate plus (i) 6.25% if the leverage ratio equals or exceeds 2.75:1.00 or (ii) 5.75% if the leverage ratio is less than 2.75:1.00; and

•

in the case of XTI LLC, Xerium Italia S.p.A., Huyck Wangner Austria GmbH and Xerium Germany Holding GmbH, at the Euribor Rate plus (i) 6.25% if the leverage ratio equals or exceeds 2.75:1.00 or (ii) 5.75% if the leverage ratio is less than 2.75:1.00.

The terms “BA Rate,” “LIBOR Rate,” and “Euribor Rate” have the same meanings as set forth in our existing credit facility except that the BA Rate, the LIBOR Rate and the Euribor Rate shall not be less than 2.00% per annum. Interest periods will be 1, 2, 3 or 6 months. If any event of default occurs and is continuing, then interest on the unpaid balance of the outstanding term loans will accrue at a per annum rate of two percent greater than the rate of interest specified above.

The Amended and Restated Credit Facility requires us to make mandatory prepayments under the following circumstances:

(a) with 100% of the net cash proceeds received by us from any sale of any assets exceeding $100,000 outside the ordinary course of business (subject to certain exceptions regarding discontinued manufacturing facilities and exempting the first $250,000);

(b) with 100% of insurance and condemnation award payments, subject to certain exemptions;

(c) with cash proceeds from debt issuances, other than certain permitted debt and permitted refinancing debt; and

(d) with 50% of our excess cash after the end of each fiscal year; that is, our Adjusted EBITDA minus consolidated interest expense, cash income tax expense, consolidated capital expenditures (subject to certain exceptions), consolidated restructuring costs, cash payments of withholding taxes from proceeds of the repurchase, redemption or retention of common stock and the aggregate amount of scheduled and voluntary payments made during the past fiscal year.

We expect that the Amended and Restated Credit Facility will require that we observe and perform numerous affirmative and negative covenants, which will be based on the covenants set forth in our existing credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility.” The Amended and Restated Credit Facility will also require that we observe the following financial covenants, each at levels to be agreed upon: interest coverage ratio measured quarterly for a rolling 12 month period, leverage ratio measured quarterly for a rolling 12 month period, and maximum capital expenditures each year.

Proposed Exit Facility

As discussed above, the Plan provides that we will enter into the Proposed Facility on the Effective Date to be used to satisfy our outstanding obligations under the DIP Facility on the Effective Date and for our ongoing working capital (including letters of credit) requirements. The Proposed Exit Facility provides for a $20 million revolving loan and a term loan that has a principal amount of $60 million. The revolving credit facility will mature on a date that is three years following the closing date of the Proposed Exit Facility, and the term loans will mature on a date that is four and one-half years following the closing date. The Proposed Exit Facility will be secured by substantially all of our assets and the assets of most of our subsidiaries, subject to legal and tax considerations and requirements. All loans under the Proposed Exit Facility will be senior to the amounts owing under the Amended and Restated Credit Facility. In addition, most of our U.S. and non-U.S. subsidiaries will guarantee the obligations of the borrowers under the Amended and Restated Credit Facility, provided that non-U.S. guarantors will only be liable for obligations of non-U.S borrowers and non-U.S. guarantors.

We will be able to elect whether the loans under the Proposed Exit Facility are “Eurodollar Loans” or are “Base Rate Loans”, and this election will determine the rate of interest on the loans. If the loans are Eurodollar Loans, the loans bear interest at the annual rate equal to LIBOR plus the applicable margin, with a LIBOR floor of 2% per annum. Base Rate Loans bear interest at the annual rate equal to the base rate plus the applicable margin. The applicable margin is set at 4.5% per year with respect to Eurodollar Loans and 3.5% per year with respect to Base Rate Loans. The base rate is a fluctuating interest rate equal to the highest of (a) the prime rate of an agreed upon financial institution, (b) the Federal Funds Effective Rate plus one-half of 1%, and (c) LIBOR plus 1%, with a LIBOR floor of 2%.

Interest periods will be 1, 2, 3 or 6 months. If any event of default occurs and is continuing, then interest on the unpaid balance of the outstanding Proposed Exit Facility loans will accrue at a per annum rate of two percent greater than the rate of interest specified above. If any event of default occurs and is continuing under the Proposed Exit Facility, each Eurodollar Loan will convert to a Base Rate Loan at the end of the interest period then in effect for such Eurodollar Loan.

The Proposed Exit Facility will require us to make mandatory prepayments under the same circumstances as with respect to the New Credit Facility, which are described above. In addition, we expect that the Proposed Exit Facility with require that we observe and perform the same affirmative and negative covenants, including financial covenants, as required by the Proposed New Credit Facility.

Going Concern Assumptions

The consolidated financial statements included in this Form 10-K have been prepared assuming that we will continue as a going concern. The factors described above and herein, including within Item 1, 1.A, and Item 7 of this document, raise substantial doubt about our ability to continue as a going concern, and therefore, we may be unable to realize our assets and discharge our liabilities in the normal course of business. These financial statements do not include any adjustments that might result from this uncertainty, including those relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

Recent Developments

NYSE

As previously disclosed in our press release dated November 24, 2009, we were notified by NYSER on November 18, 2009 that we were not in compliance with the continued listing criteria of the NYSE, under Section 802.01C of the NYSE Listed Company Manual. Specifically, the NYSE considers us to be below these criteria because the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading day period.

This notification represents the second instance that we were not in compliance with this criterion during the past twelve months. On December 29, 2008, we were first notified by NYSER that, in addition to not being in compliance with this criterion, we also were not in compliance with continued listing criteria under Section 802.01B of the Listed Company Manual because our average total market capitalization was less than $75 million over the same consecutive 30 trading day period and our most recently reported stockholders’ equity was less than $75 million. In February 2009, the NYSE submitted to the SEC an immediately effective rule filing that reduced these amounts to $50 million, respectively. We cured the first instance of noncompliance under the $1.00 share price listing standard, which represented the end of the six-month cure period prescribed by NYSE rules.

In February 2009, we submitted a plan advising the NYSE of definitive actions we have taken, or proposed to take, that would bring us into compliance with the market capitalization listing standards within 18 months of receipt of the initial letter which is June 29, 2010. We continue to provide the NYSE with quarterly updates to this submitted plan. Such quarterly updates include detailed commentary and description of the actions we are taking with our lenders in order to resolve the financial covenant non-compliance under our senior credit facility for the periods ended September 30, 2009 and December 31, 2009, which was waived through April 1, 2010. We believe that the covenant noncompliance negatively affected our share price and market capitalization.

NYSER is reviewing the second instance of noncompliance under the $1.00 share price standard in connection with its broader assessment of our progress on this previously submitted 18-month business plan in order to determine the appropriate action concerning us. NYSER is continuing to monitor and assess the situation with us. Depending on the circumstances, NYSER could truncate the procedures outlined in Section 802.01C that would otherwise be applicable to companies that are not in compliance with the share price standard or it may initiate suspension or delisting procedures against us. Additionally, NYSER may also take accelerated listing action in the event that our common stock were to trade at levels deemed to be abnormally low over a sustained period of time or in the case of other material adverse developments.

We may file voluntary petitions for relief under chapter 11 of the Bankruptcy Code on or before March 31, 2010. Section 802.01D of the NYSE Listed Company Manual provides that the NYSE will ordinarily initiate suspension and delisting procedures with respect to any company that has filed for bankruptcy while not in compliance with continued listing standards, unless such company is profitable, has positive cash flow, or is demonstrably in sound financial health despite the bankruptcy proceedings. We have been in discussions with NYSER regarding our financial status, listing status and our potential chapter 11 filing, and will seek to continue the NYSE listing of our common stock. There can be no assurance that the NYSER will not take delisting actions against us notwithstanding our efforts, and thus there can be no assurance that our common stock will continue to be listed on the NYSE.

Goodwill Impairment

As of December 31, 2009, we recorded a non-cash charge for goodwill impairment of $80.6 million related to our roll covers segment based on assessments performed as of that date. In accordance with Topic 350, we are required to test goodwill at least annually for impairment, which we do each year as of December 31. Applying the guidance in Topic 350, we determined that as of December 31, 2009, goodwill for the roll covers segment was impaired primarily due to the adverse effect of the Company’s credit issues and the effects of the current global economic environment.

Global Economic Environment

Our operations are highly dependent upon the paper production industry and the degree to which the paper industry is affected by global economic conditions and the availability of credit. Demand for our products could decline if paper manufacturers are unable to obtain required financing or if the economic crisis causes additional mill closures.

During 2008, especially the latter part of the year, the global paper industry experienced a sharp reduction in production levels, caused by the general slowdown in economic activity and related paper consumption during the same period. The slowdown of production was across all grades of paper production, but most notably in the packaging grades and newsprint. For packaging grades, demand is directly related to broad manufacturing and transportation activity reduction, while newsprint demand has been increasingly declining over a number of years due to the greater prevalence of electronic media, exacerbated in recent months by a reduction in print advertising. One of the results of the recent reduction in demand for paper products is that the inventory of paper at the paper-makers has increased significantly and production slowdowns, curtailments and idling of paper-making machines occurred at a sharply increasing rate beginning in October 2008 and continuing into mid-2009. Recently, however, there has been some abatement in these production declines and very modest improvements in paper and board manufacturers’ operating rates that have begun to have a positive impact on the demand for some of our products. While we were successful in reducing the rate of price decreases in 2008 for the products we sell to the paper-makers and prices have declined less than 1% in 2009, there continues to be price pressure due to our competitors pursuing increased market share at this time of lower overall demand in our market.

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

We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed on a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is selected to fit each individual paper-making machine and process. In 2009, our clothing segment represented 66% of our net sales.

Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by the paper producer. Roll covers are tailored to each individual paper-making machine and process, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and manufacture spreader rolls. Additionally, we provide various related products and services to our customers, both directly and through third party providers, as a growing part of our overall product offering through our roll covers sales channels. In 2009, our roll cover segment represented 34% of our net sales.

In 2009, sales in other industrial applications outside of the paper industry, such as steel, plastics and textiles, accounted for approximately 11% and 6% of the net sales in our clothing segment and roll covers segment, respectively.

We may file a voluntary petition for relief under chapter 11 of the Bankruptcy Code on or before March 31, 2010. For additional information regarding our potential chapter 11 case, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Potential Chapter 11 Reorganization.”

Industry Trends and Outlook

Historically, demand for our products has been driven primarily by the volume of paper produced on a worldwide basis. Generally, and over time, we expect growth in paper production to be greater in Asia, South America and Eastern Europe than in the more mature North American and Western European regions where demand may potentially decline.

The profitability of paper producers has historically been highly cyclical due to wide swings in the price of paper, driven to a high degree by the oversupply of paper during periods when paper producers have more aggregate capacity than the market requires. A sustained downturn in the paper industry, either globally or in a particular region, can cause paper manufacturers to reduce production or cease operations, which could adversely affect our revenues and profitability. Since 2000, paper producers have taken actions that seek to structurally improve the balance between the supply of and demand for paper. As part of these efforts, they have permanently shut down many paper-making machines or entire manufacturing facilities. Papermakers continue to experience low levels of profitability, and we believe that further consolidation among papermakers, reducing the number of paper producers, and shutdowns of paper-making machines or facilities will occur in Europe and North America, until there is a better balance between supply and demand for paper and the profit levels of paper producers improve. This rebalancing has been accelerated during the current global economic recession. Over a number of years, consumption growth of paper, particularly in South America and Asia, is expected to drive an increase in the global production rates required to maintain balance between supply and demand. It is highly likely, however, that a consumption slow-down and related effect on global paper production will continue in the near term, exacerbated by the global economic recession. Also affecting machine curtailments are structural productivity gains from improved products that we and our competitors supply.

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

We anticipate that pricing pressure for our products will continue with the consolidation among paper producers and as the shift of paper production growth in Asia develops. In response to this pricing pressure, we expect to increase our expenditure levels on research and development expenses and continue to develop our value added selling approach as part of our strategy to differentiate our products, while at the same time remaining focused on cost reduction and efficiency programs. The negative paper industry trends described above are likely to continue. We believe that in the current economic environment, the paper industry will experience reduced demand, increased emphasis on cost reduction and sustained paper-machine shutdown activity than would have been the case in the absence of the economic crisis. In addition, the global financial crisis has tightened the availability of credit, which could make it more difficult for our customers to finance their business activities or pay their debts. Thus, the effects of the current global economic environment on the paper industry could negatively impact our business, results of operations and financial condition.

Sales and Expenses

Sales in both our clothing and roll covers segments are primarily driven by the following factors:

•	The volume of worldwide paper production;

•	Advances in the technology of our products, which can provide value to our customers by improving the efficiency of paper-making machines;

•	Our ability to provide products and services which reduce paper-making machine downtime, while at the same time allowing the manufacture of high quality paper products; and

•	The impact of currency fluctuations.

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

The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $11.3 million, $11.7 million and $10.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Foreign Exchange

We have a geographically diverse customer base. In 2009, approximately 36% of our sales was in North America, 35% was in Europe, 10% was in South America, 17% was in Asia-Pacific and 2% was in the rest of the world.

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

Currency fluctuations have a greater effect on the level of our net sales than on the level of our income (loss) from operations. For example, in 2009 as compared to 2008, the change in the value of the U.S. Dollar against most of the currencies we conduct our business in resulted in currency translation decreases in net sales and income from operations of $25.9 million and $6.2 million, respectively. Although the 2009 results reflect a period in which the value of the U.S. Dollar increased as compared to 2008, we would expect an opposite effect in a period in which the value of the U.S. Dollar decreases.

During 2009, we conducted business in 11 foreign currencies. The following table provides the average exchange rate in 2009 and 2008 of the U.S. Dollar against each of the three foreign currencies in which we conduct the largest portion of our operations, and indicates the percentage of our net sales in 2009 and 2008 denominated in each such foreign currency.

Currency	Average exchange rate of the U.S. Dollar in 2009	Average exchange rate of the U.S. Dollar in 2008
Euro	$1.39 = 1 Euro	$1.47 = 1 Euro
Brazilian Real	$0.51 = 1 Brazilian Real	$0.56 = 1 Brazilian Real
Canadian Dollar	$0.88 = 1 Canadian Dollar	$0.94 = 1 Canadian Dollar

Currency	Percentage of 2009 net sales denominated in such currency	Percentage of 2008 net sales denominated in such currency
Euro	41.8%	42.5%
Brazilian Real	8.1	9.3
Canadian Dollar	6.6	7.6

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

Our cost reduction efforts between 2002 and 2009 included the closing of twelve manufacturing facilities. During this same period, as a result of these actions, our headcount decreased by almost 800 individuals during that period, offset by other changes in workforce.

In 2007, we charged a total of $7.7 million for restructuring and impairments-related expense as follows: (i) in March 2007, we ceased manufacturing activity at our roll covers manufacturing facility in the United Kingdom and recorded restructuring expenses of $1.4 million related thereto. We had recorded asset impairment charges of $1.7 million related to this facility during the fourth quarter of 2006; (ii) in the first quarter of 2007, we also initiated the closure of a roll covers manufacturing facility in the U.S. for which restructuring expenses and asset impairments of $0.6 million and $0.4 million, respectively, were recorded during 2007 and (iii) during the first quarter of 2007, we initiated a program to streamline our operating structure for which restructuring expenses of $5.3 million were recorded during 2007.

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

In 2009, we charged a total of $4.1 million for restructuring and impairments-related expense as follows: (i) the streamlining of our operating structure continued during 2009, for which we recorded restructuring expenses of $3.6 million during the year ended December 31, 2009 and (ii) the impairment of approximately $1.7 million of assets at various locations around the world. These charges were partially offset by the sale of our rolls manufacturing facility in Sweden in the first quarter of 2009 at a gain of approximately $1.2 million. During the first quarter of 2009, we also froze one of our U.S. employee pension plans, terminated our retiree medical plan, suspended contributions to our U.S. 401(k) program, froze salaries, delayed union contract wage increases, curtailed travel and halted work on our Vietnam project.

We target restructuring expenses of approximately $13 million during 2010 primarily related to continuing our program of streamlining our operating structure. We expect to continue to review our business to determine if additional actions can be taken to further improve our cost structure. In light of our assessment of the impact of the global credit crisis and the potential effect on our customers and our industry, and therefore, on our performance, additional operating structure improvements and related restructuring expenses are being analyzed.

Results of Operations

The tables that follow set forth for each of the three years in the period ended December 31, 2009, 2008 and 2007 certain consolidated operating results and the percentage of net sales they represent:

	Year ended December 31,
	2009	2008	2007
	(in millions)
Net sales	$500.1	$638.1	$615.4
Cost of products sold	312.6	394.4	361.9
Selling expenses	66.8	80.2	79.2
General and administrative expenses	56.2	92.1	70.2
Restructuring and impairments expenses	4.1	17.0	7.7
Research and development expenses	11.3	11.7	10.2
Goodwill impairment	80.6	—	185.3
Curtailment/settlement gains	—	(40.0)	—

Income (loss) from operations	(31.5)	82.6	(99.1)
Interest expense, net	(67.3)	(58.5)	(53.1)
Foreign exchange gain (loss)	(0.9)	6.4	(0.3)

Income (loss) before provision for income taxes	(99.7)	30.5	(152.5)
Provision (benefit) for income taxes	12.3	3.9	(2.3)

Net income (loss)	$(112.0)	$26.6	$(150.2)

	Percentage of Net Sales Year ended December 31,
	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of products sold	62.5	61.8	58.8
Selling expenses	13.4	12.6	12.9
General and administrative expenses	11.2	14.4	11.4
Restructuring and impairments expenses	0.8	2.7	1.3
Research and development expenses	2.3	1.8	1.6
Goodwill impairment	16.1	—	30.1
Curtailment/settlement gains	—	(6.3)	—

Income (loss) from operations	(6.3)	13.0	(16.1)
Interest expense, net	(13.4)	(9.2)	(8.7)
Foreign exchange gain (loss)	(0.2)	1.0	—

Income (loss) before provision for income taxes	(19.9)	4.8	(24.8)
Provision (benefit) for income taxes	2.5	0.6	(0.4)

Net income (loss)	(22.4)%	4.2%	(24.4)%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008.

Net Sales. Net sales for 2009 decreased by $138.0 million, or 21.7%, to $500.1 million from $638.1 million for 2008. In 2009, 66% of our net sales was in our clothing segment and 34% was in our roll cover segment.

In our clothing segment, net sales for 2009 decreased by $81.8 million, or 19.8%, to $331.4 million from $413.2 million for 2008 primarily due to (i) decreased sales volume primarily in North America and Europe and (ii) unfavorable currency effects on net sales of $18.8 million related to the translation of sales made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes. The decrease was partially offset by $6.6 million of favorable currency effects on pricing related to sales prices indexed in U.S. Dollars by certain non-U.S. operations. Overall pricing levels in our clothing segment decreased 1.6% during 2009 as compared with 2008.

In our roll covers segment, net sales for 2009 decreased by $56.2 million, or 25.0%, to $168.7 million from $224.9 million for 2008 primarily due to (i) decreased sales volumes primarily in North America and Europe, (ii) unfavorable currency effects on net sales of $7.2 million related to the translation of sales made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes. Overall pricing levels in our roll covers segment increased slightly less than 1% during 2009 as compared with 2008.

Cost of Products Sold. Cost of products sold for 2009 decreased by $81.8 million, or 20.7%, to $312.6 million from $394.4 million for 2008.

In our clothing segment, cost of products sold for 2009 decreased by $51.4 million, or 20.3%, to $202.3 million from $253.7 million for 2008. The decrease was primarily due to (i) lower sales volumes during 2009 as compared with 2008, (ii) the absence in 2009 of the increased provision for slow-moving and obsolete inventory of $8.5 million that was recorded in 2008, (iii) favorable currency effects of $11.0 million related to the translation of expenses made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes and (iv) the $6.5 million impact of a lower cost structure, resulting from our cost reduction programs, during 2009 as compared with 2008.

In our roll covers segment, cost of products sold for 2009 decreased by $30.3 million, or 21.5%, to $110.3 million from $140.7 million for 2008 primarily due to (i) lower sales volumes during 2009 as compared with 2008, (ii) favorable currency effects of $4.4 million related to the translation of expenses made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes, (iii) the absence in 2009 of the increased provision for slow-moving and obsolete inventory of $2.1 million that was recorded in 2008 and (iv) the $3.8 million impact of a lower cost structure, resulting from our cost reduction programs, during 2009 as compared with 2008.

Selling Expenses. For 2009, selling expenses decreased by $13.4 million, or 16.7%, to $66.8 million from $80.2 million for 2008. The decrease was primarily due to the impact of (i) a reduction in salaried sales positions, commissions and travel expenses, (ii) favorable currency effects of $3.6 million related to the translation of expenses made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes during 2009 as compared with 2008 and (iii) the $1.6 million impact of a lower cost structure, resulting from our cost reduction programs, during 2009 as compared with 2008.

General and Administrative Expenses. For 2009, general and administrative expenses decreased by $35.9 million, or 39.0%, to $56.2 million from $92.1 million for 2008. The decrease was primarily due to (i) decreased provisions for bad debts of approximately $18.5 million, principally due to an $11.8 million increase in 2008 approximately half of which related to two of our customers, who represented approximately 5% of our revenues, having had financial difficulties in 2008, (ii) a decrease in environmental expense of $7.5 million as a result of (a) accruals of $4.1 million related to the environmental matter in Australia recorded in 2008 that were absent in 2009 and (b) a Phase II assessment during the second quarter of 2009 that indicated that remediation costs in Australia would be significantly less than originally estimated, resulting in the reversal of $3.4 million of accruals in the second quarter of 2009, (iii) favorable currency translation effects of $2.2 million (iv) a decrease in litigation accruals of $2.3 million for Brazilian labor matters and other legal matters, (v) a decrease in incentive compensation and stock-based compensation expense of $4.3 million, (vi) decreased salaries, travel and other costs as a result of cost reduction efforts during 2009 as compared with 2008 and (vii) the $0.2 million impact of a lower cost structure, resulting from our cost reduction programs, during 2009 as compared with 2008. Partially offsetting these decreases were increased consulting, legal and bank fees of $3.3 million in 2009 as compared with 2008 that were incurred related to initiatives undertaken to resolve our credit issues, which fees were $8.7 million in 2009 as compared with $5.4 million in 2008 and (ii) decreased gains on sales of property and equipment of $2.3 million during 2009 as compared with 2008.

Restructuring and Impairments Expenses. For 2009, restructuring and impairments expenses decreased by $12.9 million to $4.1 million from $17.0 million for 2008. Restructuring and impairments expenses result from our long-term strategy to reduce costs and improve long-term competitiveness as described above under “Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities and through headcount reductions. For 2009, restructuring expenses consisted of severance and asset impairment costs of $3.6 million and $1.7 million, respectively, partially offset by the $1.2 million gain on the sale of our Swedish roll covers facility on March 31, 2009. Unfavorable currency translation effects of $1.7 million partially offset the decreased expenses in 2009 as compared with 2008. For 2008 restructuring and impairments expenses consisted of severance, facility and asset impairment costs of $8.8 million, $4.2 million, and $4.0 million, respectively.

Research and Development Expenses. For 2009, research and development expenses decreased by $0.4 million, or 3.4%, to $11.3 million from $11.7 million for 2008 primarily due to $0.3 million of favorable currency effects during 2009 as compared with 2009.

Goodwill Impairment. As of December 31, 2009, we recorded a non-cash charge for goodwill impairment of $80.6 million related to our roll covers segment based on assessments performed at that date. In accordance with Topic 350, we are required to test goodwill at least annually for impairment, which we do each year at December 31. Applying the guidance in Topic 350, we determined that as of December 31, 2009, goodwill for the roll covers segment was impaired primarily due to the adverse effect of our credit issues and the effects of the current global economic environment. There was no goodwill impairment recorded during the year ended December 31, 2008. See “Critical Accounting Policies and Estimates” for further discussion of goodwill impairment and interim testing for goodwill impairment performed as of September 30, 2009.

Interest Expense, Net. Net interest expense for 2009 increased by $8.8 million, or 15.0%, to $67.3 million from $58.5 million for 2008. The increase is primarily attributable to (i) increased interest rates during 2009 as compared with 2008 as a result of (a) the amendment of our senior credit facility on May 30, 2008, (b) our entering into the Waiver Agreement on September 29, 2009, and subsequently, into Waiver Agreement No. 2 on December 14, 2009, that required an interest rate that is 1.0% in excess of the non-default rate otherwise payable during the fourth quarter of 2009 and (c) the $5.5 million increase to interest expense in 2009 as compared with 2008 in connection with the change in the fair value of our interest rate swaps. In 2009, the ineffective portion of the mark to market change on two of our interest rate swap hedges has been charged to interest expense and, effective September 1, 2009, we lost hedge accounting for all of our interest rate swaps and recorded the mark to market change in their fair value of $2.8 million as a charge to interest expense. During 2008, the swaps did not qualify for hedge accounting for the first half of the year, which resulted in a credit to interest expense for the change in their fair value for the first six months of 2008. These increases were partially offset by favorable currency effects of $1.3 million.

Foreign Exchange Gain (Loss). For 2009, we had a foreign exchange loss of $0.9 million compared to a foreign exchange gain of $6.4 million for 2008. The gain in 2008 was primarily attributable to mark-to-market gains on fair value hedges, including gains on hedges for which the underlying foreign exchange exposure on certain intercompany debt no longer existed in the first quarter of 2008, and gains on hedges on future purchases of equipment. The net foreign exchange loss during 2009 was primarily the result of hedging and intercompany activity.

Provision for Income Taxes. For 2009 and 2008, the provision for income taxes was $12.3 million and $3.9 million, respectively. The increase in tax was principally due to (i) losses that were incurred domestically and in certain foreign jurisdictions for which no corresponding tax benefit was recognized as the net operating losses that were created for tax purposes in these jurisdictions were fully reserved for book purposes, and (ii) the establishment in 2009 of a deferred tax asset valuation allowance of $2.7 million in Canada, $0.2 million in China and $0.2 million in the United Kingdom and (iii) curtailment/settlement gains recorded in 2008 relating to the U.S. retiree plans of $40.2 million for which no taxes were reflected due to the U.S. deferred tax asset valuation allowance.

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

In our clothing segment, cost of products sold for 2008 increased by $17.3 million, or 7.3%, to $253.7 million from $236.4 million for 2007. The increase was primarily due to (i) unfavorable currency translation effects of $10.9 million, (ii) increased write offs of $8.5 million for slow moving and obsolete inventory due to our assessment of the impact of the global economic recession on our customers and our industry, (iii) increased inflation specifically in South America and (iv) costs to move equipment between locations for better utilization, partially offset by (i) the $0.7 million impact of a lower cost structure, resulting from our cost reduction programs, during 2008 as compared with 2007 and (ii) the overall decrease in sales volume in this segment during 2008 as compared with 2007.

In our roll covers segment, cost of products sold increased by $15.2 million, or 12.1%, to $140.7 million from $125.5 million for 2007 primarily due to (i) increased write offs for slow moving and obsolete inventory of $2.1 million due to our assessment of the impact of the global economic recession on our customers and our industry, (ii) the overall increase in sales volume in this segment during 2008 as compared with 2007, (iii) unfavorable currency effects of $4.4 million related to the translation of expenses made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes and (iv) costs of goods sold of $3.6 million associated with roll cover plants acquired in November of 2007. These increases were partially offset by the $3.5 million impact of a lower cost structure, resulting from our cost reduction programs during 2008 as compared with 2007.

Selling Expenses. For 2008, selling expenses increased by $1.0 million, or 1.3%, to $80.2 million from $79.2 million for 2007. The increase was primarily due to unfavorable currency translation effects of $3.2 million, partially offset by the $1.4 million impact of a lower cost structure resulting from our restructuring programs during 2008 as compared with 2007.

General and Administrative Expenses. For 2008, general and administrative expenses increased by $21.9 million, or 31.2%, to $92.1 million from $70.2 million for 2007. The increase was primarily due to (i) increased provisions of $11.8 million for potential bad debts and reserves against certain other non-trade receivables due to our assessment of the impact of the global economic crisis on our customers and our industry, (ii) consulting, legal and bank fees of $5.4 million relating to the amendment of our senior credit facility on May 30, 2008,

(iii) an increase in management incentive bonus accrual of $4.9 million, (iv) an accrual for environmental remediation costs at our Australian facility of $4.1 million and (v) unfavorable currency translation effects of $3.2 million. These increases were partially offset by (i) the $3.3 million impact of a lower cost structure, resulting from our operational restructuring programs, during 2008 as compared with 2007, (ii) decreased amortization of intangible assets of $1.5 million as certain licenses and patents reached the end of their book life and (iii) increased gains on sales of property and equipment of $1.7 million during 2008 as compared with 2007.

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

Curtailment/Settlement Gains. During the third quarter of 2008, we recorded curtailment/settlement gains of $40.0 million as a result of the following decisions we made and communicated during the third quarter of 2008: (i) freezing benefit pension accruals under our Pension Plan for U.S. Salaried and Non-Union Hourly Employees (the “Pension Plan”) effective December 31, 2008 so that future service beyond December 31, 2008 will no longer be credited under the Pension Plan and (ii) no longer sponsoring or funding, as of December 31, 2008, our U.S. retiree health insurance program under which we offered health insurance benefits to a certain group of retired U.S. employees and their covered dependents and beneficiaries. The gain was net of a loss of $0.2 million incurred as a result of the settlement of one of our Canadian pension plans. As a result of these decisions, we target a decrease in our pre-tax pension and post-retirement expense of approximately $2.8 million annually beginning in 2009, as compared with that of 2008, based on current estimates and assumptions. Actual results may differ materially from those indicated due to a number of factors, including changes in actuarial assumptions used and actual return on pension plan assets.

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

Provision (Benefit) for Income Taxes. For 2008, we recognized a provision for income taxes of $3.9 million as compared with a benefit for income taxes of $2.3 million for 2007. Our effective tax rate was 12.8% for 2008 which was below statutory rates principally due to curtailment/settlements gains recorded relating to the U.S. retiree plans of $40.2 million for which no taxes were reflected due to the U.S. valuation allowance. In addition, tax losses in certain other jurisdictions for which there were valuation allowances were offset by profits in certain of our foreign tax-paying jurisdictions. In 2007, the benefit for income taxes includes $18.3 million for the reversal of deferred income taxes related to the goodwill impairment recorded in our roll covers segment in 2007. Other than this tax benefit on impaired goodwill, our effective tax rate for 2007 was 49%, which was also impacted by minimal tax benefit recognition on the change in the fair value of our interest rate swaps because of our tax loss carryforward position.

Liquidity and Capital Resources

As disclosed above, we may file a voluntary petition for relief under chapter 11 of the Bankruptcy Code on or before March 31, 2010. For information regarding the impact of our potential chapter 11 proceedings on our liquidity and capital resources see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Potential Chapter 11 Reorganization.”

Our operations are highly dependent upon the paper production industry and the degree to which the paper industry is affected by global economic conditions and the availability of credit. Demand for our products could continue to decline if paper manufacturers are unable to obtain required financing or if the economic slowdown causes additional mill closures or continued inventory build-up. In addition, the global economic recession and the ensuing lack of credit availability may affect our customers’ ability to pay their vendors which could have a negative impact on us. These factors would impact our liquidity and our ability to satisfy the covenant requirements of our credit facility.

As previously disclosed in our Quarterly Report of Form 10-Q for the quarter ended September 30, 2009, to provide us additional time to work with our creditors to find long-term solutions to our credit issues, on September 29, 2009, we entered into Waiver and Amendment No. 1 (the “Waiver Agreement”) to the senior credit facility. As of September 30, 2009, we were not in compliance with certain financial covenants of the Credit Agreement. Pursuant to the Waiver Agreement, the lenders agreed to waive any violation of the interest coverage, leverage and fixed charge covenants under the senior credit facility until the earliest of (i) the occurrence of any other default under the senior credit facility, (ii) our failure to comply with any term of the Waiver Agreement or (iii) December 15, 2009 (the “Waiver Period”). We agreed that during the Waiver Period no new revolving loans may be made to us, and the lenders would not be required to make any loans to us. We may request new letters of credit in an amount up to $3.5 million for equipment purchases and may extend the expiration dates for certain outstanding letters of credit. The Waiver Agreement also requires us to report certain additional financial information to the lenders on a monthly basis.

In connection with the Waiver Agreement, we were required to pay aggregate fees to the lenders of approximately $3 million, of which $1.5 million was paid at the time of the effectiveness of the Waiver Agreement and $1.5 million was deferred to the maturity date for the loans under the senior credit facility and will accrue interest at the rate applicable to the loans until that time. In addition, during the period between September 29, 2009 and December 15, 2009 the outstanding balance under the senior credit facility was to bear interest at a rate that was 1.0% per year in excess of the non-default rate otherwise payable during that period under the senior credit facility. The non-default rate was LIBOR, the Euribor or CDOR rate plus the applicable margin of 5.50%.

The waiver was subsequently extended as follows: (a) on December 14, 2009 the waiver was extended until February 1, 2010, (b) on on January 29, 2010 the waiver was extended until March 1, 2010, and (c) on February 26, 2010 the waiver was extended until April 1, 2010. Additionally, the February 26, 2010 waiver permanently waived the requirement that our audited financial statements for the year ended December 31, 2009 be accompanied by an audit opinion unqualified as to “going concern”. At each extension date, we paid fees of approximately $0.3 million and continued to accrue interest on the outstanding balance under the senior credit facility at a rate of 1.0% per year in excess of the non-default rate otherwise payable during that period. In connection with our solicitation of votes for the Plan, most of our lenders agreed to an additional waiver and forbearance of our credit facility until April 30, 2010.

We were not in compliance with certain financial covenants of the credit facility as of December 31, 2009.

We expect to pursue a restructuring of our outstanding debt in the near future, and may file voluntary petitions for relief under chapter 11 of the Bankruptcy Code. In connection with any restructuring, we expect to enter into an amendment or restatement of our senior credit facility. For information regarding the expected terms of the amended or restated credit facility see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Potential Chapter 11 Reorganization—Proposed Amended and Restated Credit Facility.”

Our principal liquidity requirements are for debt service, working capital and capital expenditures. We plan to use cash generated by operations as our primary source of liquidity, but we anticipate that revenues and profits may not generate sufficient cash to fund our operations or meet our other liquidity requirements. We are not permitted to make additional borrowings under our revolver under the terms of the waiver agreements and we have limited access to other sources of loans. If we seek reorganization under chapter 11, we are likely to need immediate access to funding through debtor-in-possession financing. While we have executed a commitment letter with a lender willing to provide us with debtor-in-possession financing, any such financing would require the approval of the bankruptcy court. If such financing is not approved by the bankruptcy court or is otherwise not available, we may find it necessary to discontinue our operations. The DIP Facility commitment expires on April 12, 2010, unless extended. Accordingly, in order to take advantage of the DIP Facility, it is important that we file for chapter 11 protection in time to obtain court approval of the DIP facility prior to the expiration of the commitment. There is no assurance that we will be able to close the DIP Facility and, if we do not, we are likely to have insufficient funds to continue our current operations while in bankruptcy. Furthermore, should we decide to pursue an out-of-court restructuring, we intend to complete the restructuring prior to the expiration of the DIP Facility commitment. If an out-of-court restructuring is not completed by the expiration of the DIP Facility commitment, we are at risk that we would have insufficient funds to continue our current operations in bankruptcy, should we later file for chapter 11 protection. Also, if we or the directors of our foreign subsidiaries are required to commence insolvency proceedings under the local law applicable in certain of the foreign jurisdictions in which we operate, then we may lose access to cash from our operations in those jurisdictions or may lose control of the assets underlying those operations. Our operations are highly dependent upon the paper production industry and the degree to which the paper industry is affected by global economic conditions and the availability of credit. Demand for our products could decline if paper manufacturers are unable to obtain required financing or if the economic slowdown causes additional mill closures. In addition, the global economic recession and the ensuing lack of availability of credit availability may affect our customers’ ability to pay their debts.

Net cash provided by operating activities was $16.1 million, $77.1 million and $89.0 million in 2009, 2008 and 2007, respectively. The $61.0 million decrease in 2009 as compared with 2008 is principally attributable to a decrease in the volume of business as a result of the global economic recession and an increase in working capital during 2009 as compared with 2008 principally due to the level of payment of payables and accruals during 2009. We typically defer payments to certain vendors at the end of each quarter, which results in an increased cash position at the end of the quarter and increased net cash from operating activities for the period then ended. Such deferrals were significant at December 31, 2008 and the reduction of such deferrals at December 31, 2009 contributed to the increase in working capital for the year. In an effort to improve working capital, in the second quarter of 2009, we initiated a project to accelerate accounts receivable collections and to sell excess inventories. As of December 31, 2009, our efforts under this project contributed approximately $6 million in additional cash and increased Adjusted EBITDA by approximately $7 million. The $11.9 million decrease in 2008 as compared with 2007 is principally attributable to a lower net income, after adjusting for non-working capital changes, in 2008 as compared with 2007. This decrease was partially offset by the favorable working capital changes as a result of our continuing efforts to target a reduction in days sales outstanding and increases in inventory turns and days payables outstanding.

Net cash used in investing activities was $14.2 million, $35.2 million and $57.2 million for 2009, 2008 and 2007, respectively. The decrease of $21.0 million in 2009 as compared with 2008 was primarily due to (i) a decrease in capital equipment spending of $19.5 million in 2009 as compared with 2008 and (ii) a $1.5 million increase in 2009 as compared with 2008 related to proceeds from the sale of property and equipment and the Chief

Executive Officer’s former home. The $22.0 million decrease in 2008 as compared to 2007 was primarily due to (i) decreased capital equipment spending of $8.8 million in 2008 as compared with 2007, (ii) increased proceeds from the sales of property and equipment of $1.6 million during 2008 as compared with 2007 and (ii) a decrease in “payments for acquisitions, net of cash acquired” of $12.4 million primarily due to the acquisition in November of 2007 of a roll covers operation in China for $11.8 million, net of cash acquired. Partially offsetting these decreases was the temporary purchase of the Chief Executive Officer’s former home for $1.7 million in 2008, as provided in his employment agreement in connection with the Executive’s relocation of his principal residence.

Net cash used in financing activities was $14.7 million, $32.3 million and $27.2 million in 2009, 2008 and 2007, respectively. The decrease of $17.6 million in 2009 as compared with 2008 was primarily the result of (i) borrowings under our revolver of $28.0 million during the first quarter of 2009, and (ii) the decrease in other financing activities of $7.3 million in 2009 as compared with 2008 related to expenses associated with initiatives undertaken to resolve our credit issues. These decreases were partially offset by higher net debt payments of approximately $17.6 million during 2009 as compared with 2008. We made mandatory principal repayments of $19.2 million during 2009 (for 2008) as compared with $9.4 million during 2008 (for 2007). The increase in the mandatory payment was due to the loan agreement requiring us to make such excess payments based on the prior year’s Adjusted EBITDA, which was impacted during 2008 by gains of approximately $52 million related to the freezing of one of our U.S. pension plans, the termination of our U.S. retiree medical plan and the mark to market changes in the fair value of our interest rate swaps, partially offset by approximately $30 million related to increased restructuring expenses and increased noncash reserves. Because none of these events generated any cash but increased Adjusted EBITDA which increased the mandatory principal payment, the effect of these actions reduced our available cash. We also made a voluntary debt repayment of $6.1 million during 2008 and none in 2009. The increase of $5.1 million in net cash used in financing activities in 2008 as compared to 2007 was primarily the result of (i) higher debt payments of $13.5 million, including voluntary debt repayments of $6.1 million during 2008 and (ii) increased amendment fees and related expenses of $7.0 million during 2008 as compared with 2007. Partially offsetting these increases were (i) increased borrowings of $3.7 million during 2008 as compared with 2007 and (ii) the impact of cash dividends of $11.8 million that were paid to our shareholders during 2007. No dividends have been paid to our shareholders since 2007; our amended senior credit facility agreement that was entered into during the second quarter of 2008 prohibits the payment of such dividends through May 2012, the term of the agreement.

As of December 31, 2009, there was a $583.6 million balance of term loans outstanding under our senior credit facility. During 2009, we made scheduled principal payments of $19.6 million and mandatory principal repayments of $19.2 million. In addition, we had $29.8 million outstanding under our current revolving lines of credit, including the revolving credit facility under our senior credit facility and lines of credit in various foreign countries that are used to facilitate local short-term operating needs and an aggregate of $6.7 million available for additional borrowings under these revolving lines of credit. We are not permitted to make additional borrowings under our revolver during the Waiver Period and we have limited access to other sources of loans. Our liquidity is substantially affected by the covenant requirements of our credit agreement. See “Credit Facility” below. We had cash and cash equivalents of $23.0 million, $34.7 million and $24.2 million at December 31, 2009, 2008 and 2007, respectively.

Capital Expenditures

We use the term “capital expenditures” to refer to costs incurred to purchase property and equipment. The majority of our capital expenditures relate to purchases of machinery and equipment used in the manufacturing of our products. Capital expenditures were funded from net cash provided by operating activities and borrowings under our credit facility.

During 2009, we had capital expenditures of $19.5 million consisting of approximately $8.3 million of growth capital expenditures and approximately $11.2 million of maintenance capital expenditures. Growth capital expenditures consist of items that are intended to increase the manufacturing, production and/or distribution capacity or efficiencies of our operations in conjunction with the execution of our business strategies.

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

In the first quarter of 2008 we began an effort to reduce our planned capital expenditures. As part of this effort, we determined to delay the planned capital expenditures for the Vietnam facility and cancelled or rescheduled certain other previously planned capital expenditures. These cancellations did not result in any substantial penalties for us. In December 2008, we discontinued the construction of the Vietnam facility. While construction of the Vietnam facility has been discontinued, we continue to have contractual obligations with respect to certain equipment which was previously ordered for the facility. We are redeploying this equipment to other locations. Due to our assessment of the impact of the global economic recession and the potential effect on our customers and our industry, we are currently evaluating further capital expenditures reductions and cost reduction actions to improve long-term operating efficiencies and to better match our production with demand. We target capital expenditures for 2010 to be approximately $33 million and estimate capital expenditure levels for 2011 to be approximately $29 million. We analyze our planned capital expenditures based on investment opportunities available to us and our financial and operating performance, and accordingly, actual capital expenditures may be more or less than these amounts.

See “—Credit Facility” below for a description on limitations on capital expenditures imposed by our credit facility.

Credit Facility

As disclosed above, we expect to pursue a restructuring of our outstanding debt in the near future, and may file voluntary petitions for relief under chapter 11 of the Bankruptcy Code. In connection with any restructuring, we expect to enter into an amendment and restatement of our credit facility. For information regarding the expected terms of the amended and restated credit facility see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Potential Chapter 11 Reorganization—Proposed Amended and Restated Credit Facility.” The discussion below reflects our credit facility in effect prior to any restructuring, and does not reflect any amendment to the facility that may occur as a result of the restructuring.

Upon the completion of the initial public offering of our common stock on May 19, 2005, we and certain of our subsidiaries entered into a senior secured credit facility. The credit facility was amended several times, most recently by the Waiver Agreement described below.

The credit facility requires that we satisfy certain operating requirements and financial covenant ratios in order to avoid a default or event of default under the senior credit facility agreement. See further discussion below. As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, to provide us additional time to work with our creditors to find long-term solutions to our credit issues, on September 29, 2009, we entered into the Waiver Agreement to the Credit Agreement. As of September 30, 2009, we were not in compliance with certain financial covenants of the credit facility.

Pursuant to the Waiver Agreement, the lenders agreed to waive any violation of the interest coverage, leverage and fixed charge covenants under the senior credit facility until the earliest of (i) the occurrence of any other default under the credit facility, (ii) our failure to comply with any term of the Waiver Agreement or (iii) December 15, 2009 (the “Waiver Period”). We agreed that during the Waiver Period no new revolving loans may be made to us, and the lenders would not be required to make any loans to us. We may request new letters of credit in an amount up to $3.5 million for equipment purchases and may extend the expiration dates for certain outstanding letters of credit. The Waiver Agreement also required us to report certain additional financial information to the lenders on a monthly basis.

In connection with the Waiver Agreement, we were required to pay aggregate fees to the lenders of approximately $3 million, of which $1.5 million was paid at the time of the effectiveness of the Waiver Agreement and $1.5 million was deferred to the maturity date for the loans under the credit facility and will accrue interest at the rate applicable to the loans until that time. In addition, during the period between September 29, 2009 and December 15, 2009 the outstanding balance under the credit facility was to bear interest at a rate that was 1.0% per year in excess of the non-default rate otherwise payable during that period under the credit facility. The non-default rate was LIBOR, the Euribor or CDOR rate plus the applicable margin of 5.50%.

On December 14, 2009 the waiver was extended until February 1, 2010, on January 29, 2010 the waiver was extended until March 1, 2010, and (c) on February 26, 2010 the waiver was extended until April 1, 2010. Additionally, the February 26, 2010 waiver permanently waived the requirement that the Company’s audited financial statements for the year ended December 31, 2009 be accompanied by an audit opinion unqualified as to “going concern”. At each extension date, we paid fees of approximately $0.3 million and continued to accrue interest on the outstanding balance under the senior credit facility at a rate of 1.0% per year in excess of the non-default rate otherwise payable during that period. In connection with our solicitation of votes for the Plan, most of our lenders agreed to an additional waiver and forbearance of our credit facility until April 30, 2010.

We were not in compliance with certain financial covenants of the Credit Agreement as of December 31, 2009.

The description of the credit facility below describes the facility as amended and restated on May 30, 2008, and further amended on September 29, 2009, December 14, 2009, January 29, 2010 and February 26, 2010.

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

On November 16, 2007, we entered into interest rate swap arrangements pursuant to which we paid fixed rates on notional amounts while receiving the applicable floating LIBOR, Euribor or CDOR rates. The interest rate swap arrangements effectively fixed the interest rate on approximately 85% of the term loan portion of our credit facility through December 31, 2010. These interest rate swaps initially qualified for hedge accounting under ASC Topic 815, Derivatives and Hedging (“Topic 815”). As a result of the financial covenant non-compliance for the period ended March 31, 2008, the debt was potentially payable prior to the expiration of the underlying interest rate swaps, and accordingly, hedge accounting under Topic 815 was no longer applicable for these interest rate swaps and the mark to market decrease in their fair value of $12.0 million was recorded as a non-cash charge to interest expense in the first quarter of 2008 and a non-cash credit to interest expense of $13.7 million in the second quarter of 2008. Effective July 1, 2008, we were again able to assert that the hedged transactions were probable of occurring and accordingly redesignated the interest rate swaps as cash flow hedges of benchmark interest rate risk on variable interest payments on the hedged debt as of June 30, 2008. Such mark to market changes on these interest rate swaps were principally credited or charged to accumulated other comprehensive income (loss) through September 1, 2009. As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, we anticipated that we would not be in compliance with certain financial covenants under our senior credit facility for the period ending September 30, 2009 and thus, on September 29, 2009, we entered into the Waiver Agreement. As of September 30, 2009 (and December 31, 2009), we were not in compliance with those covenants under our senior credit facility. As it was uncertain that we would be able to complete any alternative, long-term solutions to our credit issues or to obtain a further waiver prior to expiration of the Waiver Agreement, we were no longer able to support that the variable-rate interest payments (hedged transactions) under our senior credit facility were probable of occurring and therefore, effective September 1, 2009, we were required to discontinue cash flow hedge accounting prospectively for our interest rate swaps so that the mark to market changes in their fair value are charged or credited to interest expense. For the month of September 2009, this amounted to a $2.8 million charge to interest expense in 2009. The $3.8 million impact of the ineffective portion of these interest rate swaps and the discontinuation of hedge accounting were charged to interest expense during the year ended December 31, 2009.

Prior to September 1, 2009, the effective portion of changes in the fair value of derivatives designated and that qualified as cash flow hedges were recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings. The ineffective portion of the change in fair value of the derivatives was recognized directly in earnings. The balance in accumulated other comprehensive loss as of August 31, 2009 related to the interest rate swaps for which hedge accounting was discontinued will be subsequently reclassified into the statement of operations (interest expense) over the remaining original term of the derivative as the hedged forecasted transactions are also recorded to interest expense, in accordance with Topic 815. As of December 31, 2009, the balance in other comprehensive loss related to interest rate swaps was $10.0 million. However, if we are not able to restructure our debt obligations in a manner that is consistent with the hedged forecasted transactions or if our lenders accelerate the debt under the senior credit facility so that it is payable prior to the original expiration of the underlying interest rate swaps (prior to their termination, as discussed as follows), the cumulative mark to market changes in the fair value of the underlying interest rate swaps that have been recorded in accumulated other comprehensive loss would be charged to the statement of operations at that time. Although we were not declared in default of such obligations, on December 31, 2009, we terminated with the counterparties all of our outstanding interest rate swap liabilities of $20.0 million and converted them into notes payable to such counterparties. The swap termination counterparties have rights similar to the lenders under the credit facility.

Although these interest rate swaps were subject to mark to market accounting through earnings effective September 1, 2009, prior to their termination with the counterparties as discussed above, they effectively fixed, from a cash flow hedge perspective, the interest rate on approximately 79% of the term loan portion of our credit facility through December 31, 2010 at 10.75%. As a result of the termination of the interest rate swaps, the interest rate on the term loan portion of the credit facility is no longer effectively fixed through December 31, 2010, the original term of the swaps.

The credit facility provides for remaining scheduled quarterly principal payments, in the aggregate amount of $70.2 million for the years 2010 through 2012, as outlined below, and a balloon payment of $513.4 million due at maturity in May 2012:

	USD Denominated Debt (in USD)	Euro Denominated Debt (in Euro)	Canadian Dollar Denominated Debt (in CAD)	Total Scheduled Quarterly Payments Converted into USD (in USD millions)
	(in millions)
2010	3.3	1.9	0.8	$6.8
2011	4.1	2.3	1.0	8.3
2012 (first quarter only)	4.9	2.8	1.2	10.0

				$25.1

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

Prior to the effectiveness of the amendment and restatement of our credit facility, the percentage of our annual excess cash required to be prepaid was 40% for 2007, 27.5% for 2008 and 50% for each fiscal year thereafter. We made mandatory principal prepayments from excess cash of $19.2 million and $9.4 million in the years ended December 31, 2009 and 2008, respectively. During 2008, we also made a voluntary repayment of $6.1 million.

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

For the four fiscal quarters ended December 31, 2009 our interest coverage ratio was 1.60:1, our fixed charge coverage ratio was 0.97:1 and our leverage ratio was 6.87:1. Accordingly, as discussed above, we were not in compliance with these financial covenants as of December 31, 2009.

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

Contractual Obligations and Commercial Commitments

The following table provides aggregated information about our contractual obligations as of December 31, 2009.

	Payments Due by Period
Contractual Obligations (in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
	(in millions)
Long-term debt obligations (1)	$590.3	$28.9	$560.8	$0.6	$—	$—
Interest expense on long-term debt (2)	90.6	39.7	50.9	—	—	—
Operating leases	17.5	4.2	5.7	3.4	4.2	—
Purchase obligations (3)	40.4	29.7	9.7	1.0	—	—
Pension and other postretirement obligations	71.5	6.8	12.7	14.4	37.6	—
Net unrecognized tax benefit obligation under Topic 740 (4)	5.0	—	0.4	—	—	4.6

Total contractual cash obligations	$815.3	$109.3	$640.2	$19.4	$41.8	$4.6

(1)	Reflects scheduled debt maturities under a waiver of the financial covenant noncompliance as discussed in Notes 1 and 7 of the Notes to Consolidated Financial Statements. However, the accompanying consolidated balance sheet as of December 31, 2009 includes a reclassification of $583.6 million from “Long-term debt, net of current maturities” to current debt as “Long-term debt classified as current”.
(2)	Interest expense shown above is based on the effective interest rate as of December 31, 2009. As of December 31, 2009, prior to the termination of the interest rate swaps with the counterparties on December 31, 2009 as previously discussed, the weighted average interest rate on the effectively fixed portion of the term loan facility was 10.75% and the weighted average interest rate on the portion of the term loan facility not effectively fixed, based on the 90-day LIBOR, was 7.01%. As a result of the termination of the interest rate swaps, the interest rate on the term loan portion of the credit facility is no longer effectively fixed through December 31, 2010, the original term of the swaps.
(3)	Includes obligations with respect to raw materials purchases, repair and maintenance services, utilities and capital expenditures.
(4)	Amounts in “Other” represent future cash outflows for which we are unable to make reasonably reliable estimates of the period of cash settlement.

Off-Balance Sheet Financing

During the year ended December 31, 2009, we have not engaged in material off-balance sheet activities, including the use of structured finance or special purpose entities.

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

Derivatives and Hedging. Effective January 1, 2009, we adopted ASC Topic 815-10-65-1, Transition and Effective Date Related to FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“Topic 815-10-65-1”) for disclosure related to derivatives and hedging. Topic 815-10-65-1 amends and expands the disclosure requirements to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Topic 815-10-65-1 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments.

As required by Topic 815, we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or if we elect not to apply hedge accounting under Topic 815.

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

Effective September 1, 2009, we were required to discontinue hedge accounting for these interest rate swaps because it was uncertain that we would be able to complete any alternative, long-term solutions to our credit issues or to obtain a further waiver prior to expiration of the Waiver Agreement that was entered into on September 29, 2009. Accordingly, we were no longer able to support that the variable-rate interest payments (hedged transactions) under our senior credit facility were probable of occurring and therefore, effective September 1, 2009, we were required to discontinue cash flow hedge accounting prospectively for our interest rate swaps so that the mark to market changes in their fair value are charged or credited to interest expense. For 2009, this amounted to a $2.8 million charge to interest expense.

Prior to September 1, 2009, the effective portion of changes in the fair value of derivatives designated and that qualified as cash flow hedges were recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings. The ineffective portion of the change in fair value of the derivatives was recognized directly in earnings. The balance in accumulated other comprehensive loss as of August 31, 2009 related to the interest rate swaps for which hedge accounting was discontinued will be subsequently reclassified into the statement of operations (interest expense) over the remaining original term of the derivative as the hedged forecasted transactions are also recorded to interest expense, in accordance with Topic 815. As of December 31, 2009, the balance in other comprehensive loss related to interest rate swaps was $10.0 million. However, if we are not able to restructure our debt obligations in a manner that is consistent with the hedged forecasted transactions or if our lenders accelerate the debt under the senior credit facility so that it is payable prior to the original expiration of the underlying interest rate swaps (prior to their termination, as discussed as follows), the cumulative mark to market changes in the fair value of the underlying interest rate swaps that have been recorded in accumulated other comprehensive loss would be charged to the statement of operations at that time. Although we were not declared in default of such obligations, on December 31, 2009, we terminated with the counterparties all of our outstanding interest rate swaps in the amount of $20.0 million and converted them into notes payable to such counterparties.

Although these interest rate swaps were subject to mark to market accounting through earnings effective September 1, 2009, they effectively fixed, prior to their termination with the counterparties as discussed above, from a cash flow hedge perspective, the interest rate on approximately 79% of the term loan portion of our credit facility through December 31, 2010 at 10.75%. The weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 7.01%. As a result of the termination of the interest rate swaps, the interest rate on the term loan portion of the credit facility is no longer effectively fixed through December 31, 2010, the original term of the swaps.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2009, the credit valuation adjustments have no impact on the overall valuation of our derivative positions as we terminated all of our outstanding interest rate swaps with the counterparties on December 31, 2009. Various factors which impact changes in the credit are not significant to the overall valuation adjustments over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

When appropriate, valuations are also adjusted for various factors such as liquidity and bid/offer spreads, which factors were deemed immaterial by us as of December 31, 2009. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2009.

Effective January 1, 2008, we partially adopted provisions of Topic 820. ASC Topic 820-10-65-1, Transition related to FASB Staff Position FAS157-2, Effective Date of FASB Statement No. 157 permitted us to defer the recognition and measurement of nonfinancial assets and nonfinancial liabilities until January 1, 2009. At January 1, 2009, we did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value.

Goodwill. We account for acquired goodwill and intangible assets in accordance with ASC Topic 805, Business Combinations (“Topic 805”). Purchase accounting required by Topic 805 involves judgment with respect to the valuation of the acquired assets and liabilities in order to determine the amount of goodwill. We have recorded our acquisitions in accordance with Topic 805.

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

Based on these assessments performed as of December 31, 2008, we determined that no impairment of goodwill existed. The excess of the fair value over the carrying value for our clothing and roll covers segment as of December 31, 2008, the annual test date, was approximately $134 million and $30 million, respectively. At that time, in order to evaluate the sensitivity of the analysis performed, we applied a hypothetical 5% decrease to the fair value of these business segments, which resulted in a fair value in excess of carrying value of approximately $110 million and $13 million for the clothing segment and roll covers segment, respectively.

During the third quarter of 2009, we evaluated events and circumstances that may have indicated an impairment of goodwill and performed an interim test for goodwill impairment. This interim test indicated that no impairment existed. The excess of the fair value over the carrying value for our clothing and roll covers segment as of September 30, 2009, was approximately $189 million and $12 million, respectively. In order to evaluate the sensitivity of the analysis performed, we applied a hypothetical 5% decrease to the fair value of these business segments, which resulted in a fair value in excess of carrying value of approximately $160 million for the clothing segment and resulted in a fair value that approximately equals the carrying value for the roll covers segment.

As of December 31, 2009, we recorded a non-cash charge for goodwill impairment of $80.6 million related to our roll covers segment based on assessments performed as of that date. Applying the guidance of Topic 350, we determined that as of December 31, 2009, goodwill for the roll covers segment was impaired primarily due to the adverse effect of the Company’s credit issues and the effects of the current global economic environment. Step 1 of the process indicated that the fair value of the net assets of the roll covers segment was $3.7 million less than their carrying value as of December 31, 2009. Based on the Step 1 result, we proceeded with Step 2. Based on the increase in fair value of tangible and intangible assets over book value of $77 million as determined in Step 2, an aggregate impairment of $80.6 million was recorded in the roll covers segment. To date, there have been no indicators of impairment or recorded goodwill impairment for the Company’s clothing segment. The excess of the fair value over the carrying value for our clothing segment as of December 31, 2009 was approximately $142 million. In order to evaluate the sensitivity of the analysis performed, we applied a hypothetical 5% decrease to the fair value of this business segment, which resulted in a fair value in excess of carrying value of approximately $116 million for the clothing segment.

Contingencies. We are subject to various claims and contingencies associated with lawsuits, insurance, tax, environmental and other issues arising out of the normal course of business. Our consolidated financial statements reflect the treatment of claims and contingencies based on management’s view of the expected outcome. We consult with legal counsel on those issues related to litigation with respect to matters in the ordinary course of business. If the likelihood of an adverse outcome is probable and the amount is estimable, we accrue a liability in accordance with ASC Topic 450, Contingencies. While we believe that the current level of reserves is adequate, the adequacy of these reserves may change in the future due to new developments in particular matters. During the third quarter of 2008, while evaluating one of our foreign facilities, we discovered the possibility of contamination at the facility. Subsequently we had a preliminary evaluation performed, which confirmed the existence of contamination and estimated preliminary costs to clean up the facility. Based upon this evaluation, we recorded $4.1 million in 2008 as our best estimate of the remediation costs we expected to incur. A Phase II assessment of the ground water contamination performed for us during the second quarter of 2009 indicated the costs to remediate the contamination would be significantly less than originally estimated and accordingly, we reduced the accrual by $3.4 million during the second quarter of 2009 based on this assessment.

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

We have recognized a net deferred tax liability of $3.9 million at December 31, 2009 and $1.4 million at December 31, 2008. The deferred taxes relate principally to pension and post-retirement benefits, intangible assets and differences between the book and tax bases of property and equipment.

We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Relevant evidence, both positive and negative, is considered in determining the need for a valuation allowance. Information evaluated includes our financial position and results of operations for the current and preceding years as well as an evaluation of currently available information about future years. In light of our accumulated loss position in certain tax jurisdictions, and the uncertainty of profitability in future periods, we recorded valuation allowances for deferred tax assets primarily related to net operating loss carryforwards in Australia, Canada, Sweden, the United Kingdom and the United States.

Undistributed earnings of our foreign subsidiaries amounted to approximately $153 million at December 31, 2009. Those earnings are considered to be indefinitely reinvested except for Argentina, Brazil and Mexico. To the extent earnings are considered to be indefinitely reinvested, no provision for U.S. income taxes or foreign withholding taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to both income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various jurisdictions. Determination of the amount of unrecognized deferred U.S. income tax liability or withholding taxes is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards and net operating loss carryforwards would be available to reduce some portion of the liability.

In addition, we operate within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits can involve complex issues and rely on estimates and assumptions. These audits may require an extended period of time to resolve and may cover multiple years. Although we believe that the estimates and assumptions are reasonable, the final determination of tax audits and any related litigation could be different than that which is reflected in historical income tax provisions and recorded assets and liabilities. There are currently no U.S. Federal or state audits or examinations underway. In May 2009, we concluded an audit relating to our German subsidiaries for tax years 1999 through 2002. No further adjustments not previously recognized were required in the year ended December 31, 2009 as a result of this settlement. The Canadian Federal tax authorities contacted us in October of 2008 and have initiated an audit of our Canadian companies. The audit is still in the initial information gathering stages and no issues or assessments have been raised. The Italian tax authorities are also in the process of conducting an examination for certain of our Italian entities. The audit is still in the initial information gathering stages and we are currently working to address issues that have been raised. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties.

Topic 740 relates to uncertain tax positions and prescribes a two-step process to determine the amount of tax benefit to be recognized as it relates to uncertain tax positions. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.

Pension and Postretirement Plans. We have various defined benefit plans and we also had an unfunded plan to provide postretirement health insurance benefits to substantially all retired U.S. employees and their covered dependents and beneficiaries. During the third quarter of 2008, we froze benefit pension accruals under our Pension Plan for U.S. Salaried and Non-Union Hourly Employees (the “Pension Plan”) effective December 31, 2008 so that future service beyond December 31, 2008 is no longer credited under the Pension Plan, and also curtailed sponsoring or funding, as of December 31, 2008, our U.S. retiree health insurance benefit program. Accordingly we had lower pension expense in 2009 as compared with 2008, assuming all other variables were held constant, and minimal postretirement expense in 2009.

We use assumptions, such as expected long-term return on plan assets and discount rate, to determine our pension expense. We cannot determine whether or how much future assumptions may change. However, as of December 31, 2009, a 1% increase or decrease in the following assumptions would increase (decrease) pension expense, on a pre-tax basis as follows:

(in millions)	Effect of 1% increase in :
	Discount Rate	Expected Long-Term Return on Plan Asset
Increase (decrease) to pension expense	$(6.5)	$(6.7)

	Effect of 1% decrease in :
	Discount Rate	Expected Long-Term Return on Plan Asset
Increase (decrease) to pension expense	$9.2	$7.7

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

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Net income (loss)	$(111,993)	$26,596	$(150,212)
Income tax provision (benefit)	12,317	3,901	(2,345)
Interest expense, net	67,300	58,504	53,126
Depreciation and amortization	41,867	45,928	45,540

EBITDA	9,491	134,929	(53,891)
Amendment/termination costs (G)	—	6,766	—
Unrealized foreign exchange (gain) loss on indebtedness, net (E)	—	(1,985)	4,198
Change in fair value of interest rate swaps (F)	(3,818)	13,686	(3,954)
Change in fair value of other derivatives	—	(2,126)	—
Restructuring expenses (A)	2,411	5,000	7,344
Non-cash compensation and related expenses	2,305	2,009	1,749
Non-cash impairment charges (B)	82,269	3,989	185,689
Growth program costs (C)	—	1,764	4,656
Inventory write-offs under restructuring programs	349	455	148
Non-recurring expenses resulting from cost reduction programs (D)	—	—	82

Adjusted EBITDA	$93,007	$164,487	$146,021

(A)	Restructuring and related impairment costs, including growth program costs (in 2007) that can be added back to determine Adjusted EBITDA were capped at $5,000 for each of 2009 and 2008 and $12,000 for 2007.
(B)	In accordance with the definition of Adjusted EBITDA in our credit facility, non-cash impairment charges resulting from application of Topic 350 and ASC Topic 360, Property, Plant, and Equipment, have been added back to Adjusted EBITDA. The detail of non-cash impairment charges is as follows:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
	(in thousands)
Goodwill impairment	$80,600	$—	$185,300
Asset impairments	1,669	3,989	389

Total	$82,269	$3,989	$185,689

(C)

In accordance with the definition of Adjusted EBITDA in our credit facility, as amended on May 30, 2008, growth program costs are not added back to Adjusted EBITDA for periods beginning after the quarter ended

March 31, 2008. During 2007 and through the first quarter of 2008, growth programs were added back to Adjusted EBITDA based upon the credit facility agreement as in effect at that time. Growth programs were those intended to increase productivity and economic efficiency or our market share capacity, reduce cost structure, improve equipment utilization or provide additional regional capacity to better serve growth markets. Our growth program costs included expenses incurred for our lean manufacturing initiatives, expansion into Vietnam and other growth programs. The amount of growth programs costs was $5,321 in 2007, which was reduced above due to the cap as noted in (A).

(D)	In accordance with the definition of Adjusted EBITDA in our credit facility, as amended on May 30, 2008, non-recurring expenses resulting from cost reduction programs are not added back to Adjusted EBITDA for periods beginning after the quarter ended March 31, 2008. Prior to that period, cost reduction programs were added back to Adjusted EBITDA based upon the credit facility agreement as in effect at that time and totaled $82 for the year ended December 31, 2007.
(E)	In accordance with the definition of Adjusted EBITDA in our credit facility, as amended on May 30, 2008, unrealized foreign exchange gains and losses on indebtedness are not added back to Adjusted EBITDA for periods beginning after the quarter ended March 31, 2008. Prior to that period, such gains and losses were added back to Adjusted EBITDA based upon the credit facility agreement as in effect at that time.
(F)	In accordance with the definition of Adjusted EBITDA in our credit facility, as amended on May 30, 2008, interest expense added back to calculate Adjusted EBITDA excludes, for periods beginning after the quarter ended March 31, 2008, the effect of any non-cash gains and losses resulting from the marking to market of hedging obligations that has been charged to interest expense. Had this amended definition been in place for all periods presented, Adjusted EBITDA would have been $12,156 lower for 2008 and $6,146 lower for 2007.
(G)	For 2008, amendment/termination costs include $5,966 of costs incurred in connection with the consummation of the fourth and fifth amendments to the credit facility and an $800 increase to Adjusted EBITDA for the first quarter of 2008, in accordance with the agreement with our lenders.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Hedging. We have foreign currency cash flow and earnings exposure with respect to specific sale and intercompany debt transactions denominated in currencies other than the functional currency of the unit incurring the costs associated with such transactions. To mitigate the risks related to these exposures, we utilize forward currency contracts in certain circumstances, to lock in exchange rates with the objective that the gain or loss on the forward contracts will approximate the loss or gain on the transaction or transactions being hedged. We determine whether to enter into hedging arrangements based upon the size of the underlying transaction or transactions, an assessment of the risk of adverse movements in the applicable currencies and the availability of a cost-effective hedging strategy. In South America, substantially all of our sales are indexed to U.S. Dollars, but the associated costs are recorded in the local currencies of the operating units. Generally, we do not hedge this U.S. Dollar exposure as it would not be cost effective due to the relatively inefficient foreign exchange markets for local currencies in that region. To the extent we do not engage in hedging or such hedging is not effective, changes in the relative value of currencies can affect our profitability. The value of these contracts is recognized at fair value based on market exchange forward rates and amounted to a net liability position of less than $0.1 million at December 31, 2009. These contracts mature at various dates through August 2010.

As of December 31, 2009, we had open foreign currency exchange contracts maturing through August 2010 with total net notional amounts of approximately $0.1 million. At December 31, 2009, we prepared an analysis to determine the sensitivity of our forward foreign exchange contracts to changes in exchange rates. A hypothetical adverse exchange rate movement of 10% against our forward foreign exchange contracts would have resulted in a potential net loss in fair value of these contracts that would be immaterial. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices.

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

Effective September 1, 2009, we were required to discontinue hedge accounting for these interest rate swaps because it was uncertain that we would be able to complete any alternative, long-term solutions to our credit issues or to obtain a further waiver prior to expiration of the Waiver Agreement that was entered into on September 29, 2009. Accordingly, we were no longer able to support that the variable-rate interest payments (hedged transactions) under our senior credit facility were probable of occurring and therefore, effective September 1, 2009, we were required to discontinue cash flow hedge accounting prospectively for our interest rate swaps so that the mark to market changes in their fair value are charged or credited to interest expense. For 2009, this amounted to a $2.8 million charge to interest expense.

Prior to September 1, 2009, the effective portion of changes in the fair value of derivatives designated and that qualified as cash flow hedges were recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings. The ineffective portion of the change in fair value of the derivatives was recognized directly in earnings. The balance in accumulated other comprehensive loss as of August 31, 2009 related to the interest rate swaps for which hedge accounting was discontinued will be subsequently reclassified into the statement of operations (interest expense) over the remaining original term of the derivative as the hedged forecasted transactions are also recorded to interest expense, in accordance with Topic 815. As of December 31, 2009, the balance in other comprehensive loss related to interest rate swaps was $10.0 million. However, if we are not able to restructure our debt obligations in a manner that is consistent with the hedged forecasted transactions or if our lenders accelerate the debt under the senior credit facility so that it is payable prior to the original expiration of the underlying interest rate swaps (prior to their termination, as discussed as follows), the cumulative mark to market changes in the fair value of the underlying interest rate swaps that have been recorded in accumulated other comprehensive loss would be charged to the statement of operations at that time. Although we were not declared in default of such obligations, on December 31, 2009, we terminated with the counterparties all of our outstanding interest rate swap liabilities of $20.0 million and converted them into notes payable to such counterparties.

Although these interest rate swaps were subject to mark to market accounting through earnings effective September 1, 2009, prior to their termination with the counterparties as discussed above, they effectively fixed, from a cash flow hedge perspective, the interest rate on approximately 79% of the term loan portion of our credit facility through December 31, 2010 at 10.75% and the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 7.01%. As a result of the termination of the interest rate swaps, the interest rate on the term loan portion of the credit facility is no longer effectively fixed through December 31, 2010, the original term of the swaps.

As a result of the amendment of our senior credit facility agreement on May 30, 2008, the applicable margin for LIBOR term loans, LIBOR revolving loans, Euribor loans and CDOR loans under our senior credit facility increased from 2.75% to 5.50%, except that during the Waiver Period, the outstanding balance under the credit facility will bear interest at a rate that is 1.0% per year in excess of the non-default rate otherwise payable during that period under the credit facility. The non-default rate is LIBOR, the Euribor or CDOR rate plus the applicable margin of 5.50%. We estimate that a 1% increase in the LIBOR rate would increase our interest expense on the term debt by approximately $5.8 million on an annual basis through December 31, 2010, the period covered by the interest rate swap agreements that we terminated with the counterparties on December 31, 2009.

Due to reduced credit limits at some of our banks, we have entered into fewer foreign currency hedging arrangements and may not be able to enter into as many hedging arrangements in the future. As discussed above, we also were required to discontinue cash flow hedge accounting prospectively effective September 1, 2009 for our interest rate swaps so that the mark to market changes in their fair value are charged or credited to interest expense. Consequently, our financial statements are more exposed to the effects of currency and interest rate fluctuations, respectively, both favorable and unfavorable, which could have a material impact on our results of operations.

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

Disclosure Controls and Procedures

We have carried out an evaluation, as of December 31, 2009, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as set forth above.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2009. Ernst & Young LLP, our independent registered public accounting firm, has issued its report on the effectiveness of internal control over financial reporting as of December 31, 2009, which appears in our 2009 Annual Report.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Xerium Technologies, Inc.

We have audited Xerium Technologies, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Xerium Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Statement of Financial Responsibility and Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Xerium Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Xerium Technologies, Inc., as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, of Xerium Technologies, Inc. and our report dated March 26, 2010 expressed an unqualified opinion thereon that included an explanatory paragraph regarding Xerium Technologies, Inc.’s ability to continue as a going concern .

/s/ Ernst & Young LLP

Raleigh, North Carolina

March 26, 2010

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2010 Annual Meeting of Shareholders.

In July of 2009 we filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, we filed as exhibits to this annual report on Form 10-K the applicable certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of our public disclosures.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2010 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2010 Annual Meeting of Shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2009 with respect to shares of our common stock that may be issued under our existing equity compensation plan, the Xerium Technologies, Inc. 2005 Equity Incentive Plan (“the 2005 Plan”). At December 31, 2009 the only awards outstanding in respect of our common stock under our equity compensation plans were restricted stock units. The table includes information with respect to shares subject to outstanding restricted stock units at December 31, 2009.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,349,423	(1)	N/A	1,045,066
Equity compensation plans not approved by security holders	—		—	—

Total	3,349,423		N/A	1,045,066

(1)	Reflects shares underlying outstanding restricted stock units (“RSUs”) at December 31, 2009.

For further information regarding restricted stock unit awards granted under our 2005 Equity Incentive Plan, see Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K.

Certain Material Equity Awards

On December 31, 2009, we entered into an amendment to the employment agreement between us and Mr. Stephen Light, our Chairman, President and Chief Executive Officer, as the per-participant, per-year limitations under our 2005 Plan prevented us from fulfilling our contractual obligation and granting to Mr. Light stock units under our equity incentive plan with an aggregate value of $1.25 million on January 1, 2010. The amendment to Mr. Light’s employment agreement provides that in lieu of granting him such restricted stock units, we instead are to (i) grant to Mr. Light 500,000 performance-based restricted stock units on January 1, 2010, which are to vest annually over a three-year period if the price of our common stock meets or exceeds certain price targets approved by the Compensation Committee of our Board of Directors; and (ii) make a cash payment to Mr. Light of $825,000 which Mr. Light is obligated to use the total amount of such cash payment, less the amount necessary to satisfy tax obligations with respect to the cash payment, to purchase shares of common stock from us at its agreed fair value, based on the average per share closing price on the New York Stock Exchange of our shares of common stock for the 20 trading days prior to January 1, 2010. Accordingly, a total of 795,280 shares of common stock were sold to Mr. Light on January 5, 2010 for $530,803 in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2010 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2010 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The following documents are filed as Appendix A hereto and are included as part of this Annual Report on Form 10-K:

Financial Statements of Xerium Technologies, Inc.:

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Schedule

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Youngsville, North Carolina, on March 26, 2010.

XERIUM TECHNOLOGIES, INC.

By:	/s/ STEPHEN R. LIGHT
Stephen R. Light Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities on March 26, 2010.

Signature	Title

/s/ STEPHEN R. LIGHT Stephen R. Light	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ DAVID G. MAFFUCCI David Maffucci	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

/s/ JAY GURANDIANO Jay Gurandiano	Director

/s/ NICO HANSEN Nico Hansen	Director

/s/ EDWARD PAQUETTE Edward Paquette	Director

/s/ MICHAEL PHILLIPS Michael Phillips	Director

/s/ JOHN G. RAOS John G. Raos	Director

Appendix A

Index to Consolidated Financial Statements

XERIUM TECHNOLOGIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Xerium Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Xerium Technologies, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xerium Technologies, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Xerium Technologies, Inc. will continue as a going concern. As more fully described in Note 1, the Company has not complied with certain covenants of loan agreements with its lenders. In addition, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The 2009 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Xerium Technologies, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2010 expressed an unqualified opinion thereon.

Raleigh, North Carolina

March 26, 2010

XERIUM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2009	2008
	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$23,039	$34,733
Accounts receivable (net of allowance for doubtful accounts of $7,370 in 2009 and $14,937 in 2008)	83,602	100,574
Inventories	78,174	85,543
Prepaid expenses	5,771	4,844
Other current assets	25,828	14,938

Total current assets	216,414	240,632
Property and equipment, net	385,549	384,590
Goodwill	72,304	155,205
Intangible assets	12,091	32,129
Other assets	7,153	5,541

Total assets	$693,511	$818,097

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$49,801	$—
Accounts payable	32,124	53,076
Accrued expenses	46,264	89,664
Current maturities of long-term debt	1,826	39,687
Long-term debt classified as current	583,564	—

Total current liabilities	713,579	182,427
Long-term debt, net of current maturities and long-term debt classified as current	4,930	577,270
Deferred and long-term taxes	16,147	13,358
Pension, other postretirement and postemployment obligations	70,652	67,029
Other long-term liabilities	7,860	5,594
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares outstanding as of December 31, 2009 and 2008	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 48,935,720 and 46,257,772 shares outstanding as of December 31, 2009 and 2008, respectively	489	463
Paid-in capital	221,879	220,370
Accumulated deficit	(330,908)	(218,915)
Accumulated other comprehensive loss	(11,117)	(29,499)

Total stockholders’ deficit	(119,657)	(27,581)

Total liabilities and stockholders’ deficit	$693,511	$818,097

See accompanying notes.

XERIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2009	2008	2007
	(dollars in thousands except per share data)
Net sales	$500,091	$638,139	$615,426
Costs and expenses:
Cost of products sold	312,596	394,467	361,913
Selling	66,808	80,175	79,157
General and administrative	56,169	92,112	70,218
Restructuring and impairments	4,080	16,968	7,733
Research and development	11,309	11,740	10,189
Goodwill impairment	80,600	—	185,300
Curtailment/settlement gains	—	(39,968)	—

	531,562	555,494	714,510

Income (loss) from operations	(31,471)	82,645	(99,084)
Interest expense	(68,480)	(60,328)	(54,609)
Interest income	1,180	1,824	1,483
Foreign exchange gain (loss)	(905)	6,356	(347)

Income (loss) before provision for income taxes	(99,676)	30,497	(152,557)
Provision (benefit) for income taxes	12,317	3,901	(2,345)

Net income (loss)	$(111,993)	$26,596	$(150,212)

Net income (loss) per share:
Basic	$(2.29)	$0.58	$(3.36)

Diluted	$(2.29)	$0.58	$(3.36)

Shares used in computing net income (loss) per share:
Basic	48,907,614	46,133,841	44,745,296

Diluted	48,907,614	46,196,458	44,745,296

Cash dividends per common share	$—	$—	$0.5625

See accompanying notes.

XERIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)

	Shares	Amount
	(dollars in thousands)
Balance at December 31, 2006	43,799,662	$438	$201,563	$(65,137)	$(20,284)	$116,580
Components of comprehensive loss:
Net loss	—	—	—	(150,212)	—	(150,212)
Foreign currency translation adjustments	—	—	—	—	30,285	30,285
Change in funded status under Topic 715, net of income taxes of $161	—	—	—	—	17,228	17,228
Change in value of derivative instruments, net of income taxes of $0	—	—	—	—	(90)	(90)

Total other comprehensive loss						(102,789)
Adoption of the uncertain tax provisions under Topic 740	—	—	—	(3,323)	—	(3,323)
Early adoption of change in measurement date under Topic 715	—	—	—	(1,700)	500	(1,200)
Issuance of common stock underlying restricted stock units	81,976	1	(288)	—	—	(287)
Issuance of common stock under dividend reinvestment plan	2,146,365	21	13,219	(13,240)	—	—
Compensation expense	—	—	1,749	—	—	1,749
Dividends paid to stockholders	—	—	117	(11,899)	—	(11,782)

Balance at December 31, 2007	46,028,003	460	216,360	(245,511)	27,639	(1,052)
Components of comprehensive income (loss):
Net income	—	—	—	26,596	—	26,596
Foreign currency translation adjustments	—	—	—	—	(23,772)	(23,772)
Change in funded status under Topic 715, net of income taxes of $(5)	—	—	—	—	(19,507)	(19,507)
Change in value of derivative instruments, net of income taxes of ($534)	—	—	—	—	(13,859)	(13,859)

Total other comprehensive loss						(30,542)
Issuance of common stock underlying restricted stock units	229,769	3	(265)	—	—	(262)
Compensation expense	—	—	4,275	—	—	4,275

Balance at December 31, 2008	46,257,772	463	220,370	(218,915)	(29,499)	(27,581)
Components of comprehensive income (loss):
Net loss	—	—	—	(111,993)	—	(111,993)
Foreign currency translation adjustments	—	—	—	—	16,488	16,488
Change in funded status under Topic 715, net of income taxes of $(2,086)	—	—	—	—	(2,244)	(2,244)
Change in value of derivative instruments, net of income taxes of $211	—	—	—	—	4,138	4,138

Total other comprehensive loss	—	—	—	—	—	(93,611)
Issuance of common stock	2,677,948	26	(796)	—	—	(770)
Compensation expense	—	—	2,305	—	—	2,305

Balance at December 31, 2009	48,935,720	$489	$221,879	$(330,908)	$(11,117)	$(119,657)

See accompanying notes.

XERIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
	2009	2008	2007
	(dollars in thousands)
Operating activities
Net income (loss)	$(111,993)	$26,596	$(150,212)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	80,600	—	185,300
Stock-based compensation	2,305	4,275	1,749
Depreciation	39,539	42,963	41,108
Amortization of other intangibles	2,328	2,965	4,432
Deferred financing cost amortization	5,417	4,670	3,676
Unrealized foreign exchange (gain) loss on revaluation of debt	(1,626)	(10,272)	4,198
Deferred taxes	7,586	(12,948)	(16,984)
Asset impairments	1,669	3,989	389
Gain on disposition of property and equipment	(1,979)	(3,080)	(1,367)
Change in the fair value of interest rate swaps	3,818	(1,668)	6,146
Curtailment/settlement gain	—	(39,968)	—
Provision for bad debt expense	(4,964)	11,397	1,740
Change in assets and liabilities which provided (used) cash:
Accounts receivable	26,874	541	3,962
Inventories	12,726	20,664	2,243
Prepaid expenses	(682)	1,190	(1,403)
Other current assets	3,896	1,389	983
Accounts payable and accrued expenses	(48,986)	24,120	7,380
Deferred and other long term liabilities	(397)	245	(4,320)

Net cash provided by operating activities	16,131	77,068	89,020

Investing activities
Capital expenditures, gross	(19,532)	(39,028)	(47,859)
Proceeds from disposals of property and equipment	4,261	4,528	2,961
Payment for acquisitions, net of cash acquired	—	144	(12,298)
Other	1,100	(877)	(4)

Net cash used in investing activities	(14,171)	(35,233)	(57,200)

Financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	28,000	(1,776)	(8,207)
Proceeds from borrowings (maturities longer than 90 days)	163	2,687	5,435
Principal payments on debt	(41,303)	(24,429)	(10,890)
Cash dividends on common stock	—	—	(11,782)
Other	(1,490)	(8,794)	(1,793)

Net cash used in financing activities	(14,630)	(32,312)	(27,237)

Effect of exchange rate changes on cash flows	976	992	2,819

Net (decrease) increase in cash	(11,694)	10,515	7,402
Cash and cash equivalents at beginning of year	34,733	24,218	16,816

Cash and cash equivalents at end of year	$23,039	$34,733	$24,218

Interest payments	$63,481	$64,059	$39,780

Income tax payments	$10,436	$12,530	$10,981

Supplemental schedule of noncash activities:
Conversion of interest rate swaps into notes payable (Note 6)	$20,036	$—	$—
Accrued capital expenditures	$—	$3,672	$—
Common stock issued in lieu of cash pursuant to the Dividend Reinvestment Plan (Note 14)	$—	$—	$13,240

See accompanying notes.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands except per share data)

December 31, 2009

1. Company Description

Xerium Technologies, Inc. (the “Company”), is a leading global manufacturer and supplier of two types of consumable products used primarily in the production of paper – clothing and roll covers. Operations are strategically located in the major paper-making regions of the world, including North America, Europe, South America and Asia-Pacific.

Senior Credit Facility Matters

Senior Credit Facility Matters and Potential Chapter 11 Reorganization

The Company’s senior credit facility (“Credit Agreement”) requires that the Company satisfy certain operating requirements and financial covenant ratios in order to avoid a default or event of default under the Credit Agreement. As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, the Company was not in compliance with certain financial covenants as of September 30, 2009. To provide the Company with additional time to work with its creditors to find long-term solutions to its credit issues, on September 29, 2009, the Company entered into Waiver and Amendment No. 1 (the “Waiver Agreement”) to the Credit Agreement.

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

In connection with the Waiver Agreement, the Company incurred aggregate fees to the lenders of approximately $3,000, of which $1,500 was paid at the time of the effectiveness of the Waiver Agreement and approximately $1,500 will be paid at the maturity date for the loans under the Credit Agreement and will accrue interest at the rate applicable to the loans until that time. In addition, during the period between September 29, 2009 and December 15, 2009 the outstanding balance under the Credit Agreement was to bear interest at a rate that was 1.0% per year in excess of the non-default rate otherwise payable during that period under the Credit Agreement. The non-default rate was LIBOR, the Euribor or CDOR rate plus the applicable margin of 5.50%.

The Company was not in compliance with certain financial covenants of the Credit Agreement as of December 31, 2009.

The Waiver Agreement was subsequently extended as follows: (a) on December 14, 2009 the waiver was extended until February 1, 2010, (b) on January 29, 2010 the waiver was extended until March 1, 2010, and (c) on February 26, 2010 the waiver was extended until April 1, 2010. Additionally, the February 26, 2010 waiver permanently waived the requirement that the Company’s audited financial statements for the year ended December 31, 2009 be accompanied by an audit opinion unqualified as to “going concern”. Absent the waivers, failure to meet these covenants would constitute an event of default under the senior credit facility. At each of these extension dates, the Company paid fees of approximately $300. The outstanding balance under the senior credit facility continued to accrue interest on the outstanding balance at a rate of 1.0% per year in excess of the non-default rate otherwise payable during that period. In connection with the Company’s solicitation of votes for the Plan, most of the Company’s lenders agreed to an additional waiver and forbearance of the Company’s credit facility until April 30, 2010.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2009

The Company expects to pursue a restructuring of its outstanding debt in the near future, and may file voluntary petitions for relief under chapter 11 of the Bankruptcy Code. In connection with any restructuring, the Company expects to enter into an amendment and restatement of its senior credit facility. See discussion as follows.

On March 2, 2010, the Company and certain of its subsidiaries commenced a solicitation of votes in support of a proposed joint prepackaged plan of reorganization (the “Plan”) under chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101-1532 (as amended, the “Bankruptcy Code”). The solicitation was made pursuant to a disclosure statement regarding the Plan (the “Disclosure Statement”). On March 22, 2010, the solicitation period concluded, at which time sufficient votes in favor of the Plan had been received to implement the Plan through a court-supervised process, but not the 100% vote that is required for reorganization without court supervision. The Company is exploring with its lenders whether an out-of-court restructuring process is feasible, and it targets reaching a decision with respect to whether to pursue an in-court or out-of-court restructuring in the near future.

Although the Company has obtained sufficient votes to obtain confirmation of the Plan and expects to file for chapter 11 with the Plan on or before March 31, 2010, there can be no assurance that a chapter 11 filing will occur on such timetable or at all. For example, as discussed above, the Company may determine that, based on the number of votes received to accept the Plan, there is sufficient lender support to pursue an out-of-court restructuring of its debt, in which case the Company may not file for chapter 11. Any out-of-court restructuring would require the approval of all of the Company’s lenders, including the swap termination counterparties (See Note 6). In the event that the Company chooses to pursue a restructuring outside of chapter 11, it expects that the restructuring would occur under similar economic terms as provided in the Plan.

The discussion below regarding the Company’s potential chapter 11 filing assumes that the Company files for chapter 11 protection and that bankruptcy court confirms the Plan in the form that it was accepted pursuant to the solicitation. There can be no assurance that the bankruptcy court would approve the Plan in a timely manner, or at all, in which case the Company’s restructuring efforts may be delayed or unsuccessful.

Plan of Reorganization

If the Company commences a consensual prepackaged chapter 11 proceeding pursuant to the Plan as expected, it will continue to manage its properties and operate its business as debtors-in-possession under the jurisdiction of the bankruptcy court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the bankruptcy court. The Company may pay all debts and honor all obligations arising in the ordinary course of business after the date of the chapter 11 filing. However, the Company may not pay creditors on account of obligations arising before the chapter 11 filing or engage in transactions outside the ordinary course of business without the prior approval of the bankruptcy court. If the Company files for chapter 11 protection, directors in certain non-U.S. jurisdictions in which it has operations may be required by local law to initiate insolvency proceedings, and creditors in certain foreign jurisdictions may take action under foreign law to seek available remedies.

If the Company proceeds with a chapter 11 filing, on or shortly after the date of such filing it expects to seek authorization from the bankruptcy court to enter into an $80,000 debtor-in-possession financing facility (the “DIP Facility”). The DIP Facility is intended to fund the Company’s working capital needs during the chapter 11 proceeding. If the DIP Facility is not approved by the bankruptcy court or if alternative financing is otherwise not

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2009

available, the Company may find it necessary to discontinue its operations. The DIP Facility commitment expires on April 12, 2010, unless extended. Accordingly, in order to take advantage of the DIP Facility, it is important that the Company file for chapter 11 protection in time to obtain court approval of the DIP facility prior to the expiration of the commitment. There is no assurance that the Company will be able to close the DIP Facility and, if it does not, it is likely to have insufficient funds to continue its current operations while in bankruptcy. Furthermore, should the Company decide to pursue an out-of-court restructuring, it intends to complete the restructuring prior to the expiration of the DIP Facility commitment. If an out-of-court restructuring is not completed by the expiration of the DIP Facility commitment, the Company is at risk that it would have insufficient funds to continue its current operations in bankruptcy, should it later file for chapter 11 protection.

The Plan provides that on the date on which the Plan is substantially consummated (the “Effective Date”):

•

The Company will enter into a revolving loan of up to $20,000 and a term loan of $60,000 (collectively, the “Proposed Exit Facility”) to be used to satisfy its outstanding obligations under the DIP Facility on the Effective Date and for its ongoing working capital (including letters of credit) requirements. The terms of the Proposed Exit Facility are described below;

•

All of the Company’s existing common stock, which aggregated 50,105,131 shares outstanding as of March 23, 2010, will be cancelled and 20 million shares of new common stock will be authorized, which is equivalent to a 20 to 1 reverse split of the Company’s common stock;

•	The Company’s existing credit facility will be amended and restated (the “Amended and Restated Credit Facility”). The terms of the Amended and Restated Credit Facility are described below;

•

The Company’s lenders and the swap termination counterparties will receive, among other things, their ratable shares of (a) $10,000 in cash, (b) $410,000 in principal amount of term notes, to be issued pursuant to the Amended and Restated Credit Facility, and (c) 82.6% of the shares of New Common Stock to be issued on the Effective Date prior to dilution;

•

The existing holders of the Company’s existing common stock will receive (a) approximately 17.4% of the shares of new common stock to be issued on the Effective Date, and (b) warrants to purchase up to 10% of the number of issued and outstanding shares of new common stock as of the Effective Date. The warrants will be exercisable for a term of four years from the issue date, and the exercise price per share of common stock would be determined in accordance with a formula based on the final amount of allowed claims of the lenders under the Credit Facility and the swap termination counterparties in the chapter 11 proceeding; and

•

The Company’s Board of Directors will be reconstituted, and will consist of seven directors as follows: (i) the Company’s Chief Executive Officer, (ii) one director nominated by the Company’s current Board of Directors, and (iii) five directors nominated by certain of the Company’s lenders.

The Plan also contemplates that the Company will adopt a new equity incentive plan for compensation of its management and a shareholder rights plan. The Company would also enter into registration rights and director nomination agreements with certain of its lenders.

In order for the Plan to be confirmed by the bankruptcy court, it must satisfy certain requirements of the Bankruptcy Code. Confirmation of the Plan by the bankruptcy court would make the Plan binding on the Company, any issuer of securities under the Plan, any person acquiring property under the Plan and any of the

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2009

Company’s creditors or equity interest holders. Subject to certain limited exceptions, the order confirming the Plan generally will discharge the Company from any debt that arose prior to the date the Company filed for chapter 11 and substitutes for such debt the obligations specified under the confirmed Plan.

On the date of a chapter 11 filing, the Company intends to request a series of orders from the bankruptcy court designed to minimize any disruption of business operations. The Company anticipates that such requests will include request for authorization to, among other things, satisfy certain pre-chapter 11 filing obligations that may be outstanding, including wages and benefits that may be due to employees, as well as obligations to certain vendors, customers and suppliers. The Company also intends to request certain orders from the bankruptcy court permitting it to continue, on an uninterrupted basis, its centralized cash management systems and customer service programs. There can be no assurance that such requests would be granted by the bankruptcy court.

Proposed Amended and Restated Credit Facility

As discussed above, the Plan provides that the Company will enter into the Amended and Restated Credit Facility on the Effective Date that will replace our existing credit facility. The Amended and Restated Credit Facility provides for a term loan that has a principal amount of $410,000, and that matures on a date that is five years following the closing date of the Amended and Restated Credit Facility. The Amended and Restated Credit Facility will be secured by substantially all of the Company’s assets and the assets of most of its subsidiaries, subject to legal and tax considerations and requirements. In addition, most of the Company’s U.S. and non-U.S. subsidiaries will guarantee the obligations of the borrowers under the Amended and Restated Credit Facility, provided that non-U.S. guarantors will only be liable for obligations of non-U.S borrowers and non-U.S. guarantors.

Borrowings under the Amended and Restated Credit Facility term loans will bear interest as follows:

•	in the case of Xerium Canada Inc., at the BA Rate plus (i) 6.25% if the leverage ratio equals or exceeds 2.75:1.00 or (ii) 5.75% if the leverage ratio is less than 2.75:1.00;

•	in the case of Xerium Technologies, Inc. the LIBOR Rate plus (i) 6.25% if the leverage ratio equals or exceeds 2.75:1.00 or (ii) 5.75% if the leverage ratio is less than 2.75:1.00; and

•

in the case of XTI LLC, Xerium Italia S.p.A., Huyck Wangner Austria GmbH and Xerium Germany Holding GmbH, at the Euribor Rate plus (i) 6.25% if the leverage ratio equals or exceeds 2.75:1.00 or (ii) 5.75 % if the leverage ratio is less than 2.75:1.00.

The terms “BA Rate,” “LIBOR Rate,” and “Euribor Rate” have the same meanings as set forth in the Company’s existing credit facility except that the BA Rate, the LIBOR Rate and the Euribor Rate shall not be less than 2.00% per annum. Interest periods will be 1, 2, 3 or 6 months. If any event of default occurs and is continuing, then interest on the unpaid balance of the outstanding term loans will accrue at a per annum rate of two percent greater than the rate of interest specified above.

The Amended and Restated Credit Facility requires the Company to make mandatory prepayments under the following circumstances:

(a) with 100% of the net cash proceeds received by us from any sale of any assets exceeding $100 outside the ordinary course of business (subject to certain exceptions regarding discontinued manufacturing facilities and exempting the first $250);

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2009

(b) with 100% of insurance and condemnation award payments, subject to certain exemptions;

(c) with cash proceeds from debt issuances, other than certain permitted debt and permitted refinancing debt; and

(d) with 50% of its excess cash after the end of each fiscal year; that is, Adjusted EBITDA minus consolidated interest expense, cash income tax expense, consolidated capital expenditures (subject to certain exceptions), consolidated restructuring costs, cash payments of withholding taxes from proceeds of the repurchase, redemption or retention of common stock and the aggregate amount of scheduled and voluntary payments made during the past fiscal year.

The Company expects that the Amended and Restated Credit Facility will require that the Company observe and perform numerous affirmative and negative covenants, which will be based on the covenants set forth in its existing credit facility. The Amended and Restated Credit Facility will also require that we observe the following financial covenants, each at levels to be agreed upon: interest coverage ratio measured quarterly for a rolling 12 month period, leverage ratio measured quarterly for a rolling 12 month period, and maximum capital expenditures each year.

Proposed Exit Facility

As discussed above, the Plan provides that the Company will enter into the Proposed Facility on the Effective Date to be used to satisfy its outstanding obligations under the DIP Facility on the Effective Date and for its ongoing working capital (including letters of credit) requirements. The Proposed Exit Facility provides for a $20,000 revolving loan and a term loan that has a principal amount of $60,000. The revolving credit facility will mature on a date that is three years following the closing date of the Proposed Exit Facility, and the term loans will mature on a date that is four and one-half years following the closing date. The Proposed Exit Facility will be secured by substantially all of the Company’s assets and the assets of most of our subsidiaries, subject to legal and tax considerations and requirements. All loans under the Proposed Exit Facility will be senior to the amounts owing under the Amended and Restated Credit Facility. In addition, most of the Company’s U.S. and non-U.S. subsidiaries will guarantee the obligations of the borrowers under the Amended and Restated Credit Facility, provided that non-U.S. guarantors will only be liable for obligations of non-U.S borrowers and non-U.S. guarantors.

The Company will be able to elect whether the loans under the Proposed Exit Facility are “Eurodollar Loans” or are “Base Rate Loans”, and this election will determine the rate of interest on the loans. If the loans are Eurodollar Loans, the loans bear interest at the annual rate equal to LIBOR plus the applicable margin, with a LIBOR floor of 2% per annum. Base Rate Loans bear interest at the annual rate equal to the base rate plus the applicable margin. The applicable margin is set at 4.5% per year with respect to Eurodollar Loans and 3.5% per year with respect to Base Rate Loans. The base rate is a fluctuating interest rate equal to the highest of (a) the prime rate of an agreed upon financial institution, (b) the Federal Funds Effective Rate plus one-half of 1%, and (c) LIBOR plus 1%, with a LIBOR floor of 2%.

Interest periods will be 1, 2, 3 or 6 months. If any event of default occurs and is continuing, then interest on the unpaid balance of the outstanding Proposed Exit Facility loans will accrue at a per annum rate of two percent greater than the rate of interest specified above. If any event of default occurs and is continuing under the Proposed Exit Facility, each Eurodollar Loan will convert to a Base Rate Loan at the end of the interest period then in effect for such Eurodollar Loan.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2009

The Proposed Exit Facility will require the Company to make mandatory prepayments under the same circumstances as with respect to the New Credit Facility, which are described above. In addition, the Company expects that the Proposed Exit Facility will require that the Company observe and perform the same affirmative and negative covenants, including financial covenants, as required by the Amended and Restated Credit Facility.

Going Concern Assumptions

The consolidated financial statements included in this Form 10-K have been prepared assuming that the Company will continue as a going concern. The factors described above raise substantial doubt about the Company’s ability to continue as a going concern, and therefore, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business. These financial statements do not include any adjustments that might result from this uncertainty, including those relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that may be necessary should it be unable to continue as a going concern. However, the accompanying balance sheet as of December 31, 2009 includes a reclassification of $583,564 to reflect as current the long-term debt under the Credit Agreement that would otherwise be in default absent the waivers. Additionally, related deferred financing costs of $15,187 were reclassified to other current assets from other assets as of December 31, 2009.

2. Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared on the basis of U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). The consolidated financial statements include the accounts of Xerium Technologies, Inc. and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

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

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2009

General and administrative expenses include costs relating to management and administrative staff such as employee compensation and benefits, travel and entertainment, non-manufacturing facility occupancy costs including rent expense and professional fees, as well as depreciation on non-manufacturing equipment and office supplies and expenses.

Research and development expenses are comprised of engineering staff wages and associated fringe benefits, as well as the cost of prototypes, testing materials and non-capitalizable testing equipment.

Advertising Costs

Selling expenses include advertising expenses of $898, $1,501 and $1,880 in 2009, 2008 and 2007, respectively. The Company expenses all advertising costs as incurred.

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

Foreign Exchange

Foreign exchange gains and losses arising out of transactions denominated in currencies other than a subsidiary’s functional currency are recorded in the consolidated statements of operations. Net exchange gains and losses are recorded in “Foreign exchange gain (loss)” and amounted to a loss of $905 for the year ended December 31, 2009, a gain of $6,356 for the year ended December 31, 2008 and a loss of $347 for the year ended December 31, 2007. Certain intercompany loans have been determined to be permanent, and accordingly, foreign exchange gains or losses related to such loans are recorded in accumulated other comprehensive income (loss).

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

December 31, 2009

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

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with maturities of three months or less when acquired. Short-term investments consist of time deposits or money market accounts at investment-grade banks. As of December 31, 2009, certain of the Company’s deposits in U.S. bank accounts exceeded the FDIC guarantee of $250 per depositer.

Allowance for Doubtful Accounts

Bad debt provisions are included in general and administrative expense. The amounts recorded are derived based upon the general aging of receivables, specific customer credit history and payment trends, and any new business conditions.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Raw materials are valued principally on a weighted average cost basis. The Company’s work in process and finished goods are specifically identified and valued based on actual inputs to production. Provisions are recorded as appropriate to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires management to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business, while considering the general aging of inventory and factoring in any new business conditions. Expenses for inventory write downs were $3,882, $13,351 and $1,288 during the years ended December 31, 2009, 2008 and 2007, respectively.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2009

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

Intangible assets

Intangible assets consist of patents, licenses, trademarks and deferred financing costs. In 2007, as a result of the Company’s credit issues, deferred financing costs were reclassified to other current assets and, as of June 30, 2008, were reclassified to intangible assets. As of December 31, 2009, deferred financing costs have been reclassified to other current assets as a result of the Company’s credit issues.

Patents, licenses and trademarks are amortized on a straight-line basis over their remaining lives, which range from three to fifteen years. Deferred financing costs are amortized using the effective interest method as a component of interest expense over the life of the related debt.

Impairment

The Company reviews its long-lived assets that have finite lives for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment (“Topic 360”). This topic requires that companies evaluate the fair value of long-lived assets based on the anticipated undiscounted future cash flows to be generated by the assets when indicators of impairment exist to determine if there is impairment to the carrying value. Any change in the carrying amount of an asset as a result of the Company’s evaluation has been recorded in restructuring and impairments expense in the consolidated statements of operations. Impairment charges are discussed in Note 15.

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

December 31, 2009

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

During the third quarter of 2009, the Company evaluated events and circumstances that may have indicated an impairment of goodwill and performed an interim test for goodwill impairment. This interim test indicated that no impairment existed. The excess of the fair value over the carrying value for the Company’s clothing and roll covers segment as of September 30, 2009, was approximately $189,000 and $12,000, respectively.

As of December 31, 2009 the Company recorded a non-cash charge for goodwill impairment of $80,600 related to its roll covers segment based on assessments performed as of that date. Applying the guidance of Topic 350, the Company determined that as of December 31, 2009, goodwill for the roll covers segment was impaired primarily due to the adverse effect of the Company’s credit issues and the effects of the current global economic environment. Step 1 of the process indicated that the fair value of the net assets of the roll covers segment was $3,700 less than their carrying value as of December 31, 2009. Based on the Step 1 result, the Company proceeded with Step 2. Based on the increase in fair value of tangible and intangible assets over book value of $77,000 as determined in Step 2, an aggregate impairment of $80,600 was recorded.

To date, there have been no indicators of impairment or recorded goodwill impairment for the Company’s clothing segment.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2009

Stock-Based Compensation

The Company records stock-based compensation expense in accordance with ASC Topic 718, Compensation—Stock Compensation (“Topic 718”) which generally requires that such transactions be recognized in the statement of operations based on their fair values at the date of grant. See Note 13 for further discussion.

Net Income (Loss) Per Common Share

Net income (loss) per common share has been computed and presented pursuant to the provisions of ASC Topic 260, Earnings per Share (“Topic 260”). Net income (loss) per share is based on the weighted-average number of shares outstanding during the period.

As of December 31, 2009, 2008 and 2007, the Company had outstanding restricted stock units (“RSUs”) (See Note 13). Diluted average shares outstanding were computed using (i) the average market price for time-based RSUs and (ii) the actual grant date market price for non-employee director RSUs. The calculation of diluted earnings per share excludes the Company’s performance-based RSUs that are based on shareholder return targets because the performance criteria have not been contingently achieved and therefore the RSUs are not contingently issuable. For the years ended December 31, 2009 and 2007, the dilutive effect of potential future issuances of common stock underlying the Company’s RSUs was excluded from the calculation of diluted average shares outstanding because their effect would have been antidilutive as the Company incurred a net loss during those years. For the year ended December 31, 2008, the dilutive effect of potential future issuances of common stock underlying certain of the Company’s RSUs was excluded from the calculation of diluted average shares outstanding because their effect would have been antidilutive.

	2009	2008	2007
Weighted-average common shares outstanding—basic	48,907,614	46,133,841	44,745,296
Dilutive effect of stock-based compensation awards outstanding	—	62,617	—

Weighted-average common shares outstanding—diluted	48,907,614	46,196,458	44,745,296

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“Topic 740”), which requires the recognition of deferred tax assets and liabilities for the expected future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, representing future tax benefits, are reduced by a valuation allowance when the determination can be made that it is “more likely than not” that all or a portion of the related tax asset will not be realized. The deferred tax provision or benefit represents the change in deferred tax assets and liabilities, excluding any amounts accounted for as components of goodwill or accumulated other comprehensive loss, from the prior year, including the effect of foreign currency translation thereon. Income taxes are further discussed in Note 9.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2009

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

New Accounting Standards

On February 24, 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). The amendments in ASU 2010-09 remove the requirement for a Securities and Exchange Commission (“SEC”) filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The amendments of ASU 2010-09 were effective upon issuance and had no impact on the Company’s consolidated financial statements.

In August 2009, FASB issued ASU No. 2009-05—Measuring Liabilities at Fair Value (“ASU 2009-05”), which is an update of ASC Topic 820, Fair Value Measurements. ASU 2009-05 was issued to reduce potential ambiguity in financial reporting related to the fair value of liabilities by providing clarification on measuring liabilities at fair value when a quoted price in an active market is not available. ASU 2009-05 is effective for the fourth quarter of 2009. The adoption of ASU 2009-05 had no impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASU No. 2009-01, Topic 105—Generally Accepted Accounting Principles, amendments based on Statement of Financial Accounting Standards (“SFAS”) No. 168—The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (“ASU No. 2009-01”). ASU No. 2009-01 is effective for interim periods ending after September 15, 2009 and identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (“GAAP”). The objective of this statement is to establish the FASB Accounting Standards Codification™ (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2009

interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The adoption of ASU No. 2009-01 had no material impact on the Company’s consolidated financial statements.

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

In April 2009, the FASB issued, in ASC Topic 825-10-65, Transition Related to FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“Topic 825-10-65”), requirements for disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Topic 825-10-65 is effective for interim reporting periods ending after June 15, 2009. The adoption of Topic 825-10-65 had no material impact on the Company’s consolidated financial statements. See Note 8 for further discussion of fair value as it relates to the Company’s derivatives and senior debt.

Effective January 1, 2009, the Company adopted ASC Topic 815-10-65-1 for disclosure related to derivatives and hedging. See “Derivatives and Hedging” above. The Company’s adoption of Topic 815-10-65-1 had no material effect on its consolidated financial statements.

Effective January 1, 2008, the Company partially adopted provisions of ASC Topic 820, Fair Value Measurements and Disclosures, for measuring its derivative assets and liabilities. See further discussion at Note 8 “Derivatives and Hedging”. ASC Topic 820-10-65-1, Transition related to FASB Staff Position FAS157-2, Effective Date of FASB Statement No. 157 permits the Company to defer the recognition and measurement of its nonfinancial assets and nonfinancial liabilities until January 1, 2009. At January 1, 2009, the Company did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value.

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”), which is effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions of FSP 132(R)-1 are not required for earlier periods that are presented for comparative purposes. This FSP amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of defined benefit pension or other postretirement plan. The objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan are to

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2009

provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period and significant concentrations of risk within plan assets. See Note 10 for the Company’s disclosures in accordance with FSP 132(R)-1.

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

In December 2007, the FASB issued, in ASC Topic 805-10-65, Transition Related to FASB Statement No. 141 (Revised 2007), Business Combinations (“Topic 805-10-65”) requirements that upon initially obtaining control, an acquirer is to recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Topic 805-10-65 also requires the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination, either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. On January 1, 2009, the Company adopted these provisions of Topic 805-10-65, which is effective for fiscal years beginning after December 15, 2008. The adoption of these provisions had no impact on the Company’s consolidated financial statements.

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

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2009

3. Inventories

The components of inventories are as follows at:

	December 31
	2009	2008
Raw materials	$17,466	$17,357
Work in process	26,811	29,385
Finished units (includes consigned inventory of $10,701 and $12,737, respectively)	33,897	38,801

	$78,174	$85,543

4. Property and Equipment

Property and equipment consists of the following at:

	December 31
	2009	2008
Land	$24,874	$24,093
Buildings and improvements	161,019	148,437
Machinery and equipment:
—Heavy	58,816	53,333
—General	371,261	328,644
—Light	103,598	103,494
—Molds, tools, office and computers	71,432	67,254

Total machinery and equipment	605,107	552,725
Construction in progress	17,954	29,834

Total	808,954	755,089
Less accumulated depreciation	423,405	370,499

	$385,549	$384,590

5. Goodwill, Intangible Assets and Deferred Financing Costs

The following table provides changes in the carrying amount of goodwill by segment for the years ended December 31, 2009 and 2008:

	Clothing	Roll Covers	Total
Balance at December 31, 2007	$57,467	$102,425	$159,892
Foreign currency translations	(365)	(4,322)	(4,687)

Balance at December 31, 2008	57,102	98,103	155,205
Goodwill impairment	—	(80,600)	(80,600)
Foreign currency translations	(4,633)	2,332	(2,301)

Balance at December 31, 2009	$52,469	$19,835	$72,304

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2009

The components of intangible assets and deferred financing costs are summarized as follows at:

	December 31
	2009	2008
Patents and licenses	$31,920	$31,920
Less accumulated amortization	(26,703)	(25,751)

Net patents and licenses	5,217	6,169

Trademarks	18,920	18,920
Less accumulated amortization	(12,726)	(11,457)

Net trademarks	6,194	7,463

Other intangibles	952	958
Less accumulated amortization	(272)	(173)

Net other intangibles	680	785

Deferred financing costs	35,754	32,862
Less accumulated amortization	(20,567)	(15,150)

Net deferred financing costs (1)	15,187	17,712

Net amortizable intangible assets and deferred financing costs	27,278	32,129
Less net deferred financing costs reclassified to other current assets (1)	(15,187)	—

	$12,091	$32,129

(1)	In connection with the senior credit facility matters discussed in Note 1, the accompanying consolidated balance sheet as of December 31, 2009 includes a reclassification of $15,187 from “Intangible assets and deferred financing costs, net” to “Other current assets” to reflect the classification of net deferred financing costs related to the debt under the senior credit facility as a current asset. As of December 31, 2008, net deferred financing costs were classified as “Intangible assets and deferred financing costs, net”.

Amortization expense for patents, licenses, trademarks and other intangibles amounted to $2,328, $2,965 and $4,432 for the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, the estimated annual amortization expense for patents, licenses and trademarks and other intangibles for each of the succeeding five years totals $10,167 as follows:

2010	$2,296
2011	2,296
2012	2,296
2013	1,765
2014	1,514

Acquisition of Roll Covers Operation

On November 29, 2007, the Company acquired 100% of the common stock of a company which has two subsidiaries in China, one of which is 100% owned and the other 90% owned, for $11,787, net of $799 cash acquired. The purchase price was subject to a purchase price adjustment. The impact of the minority interest was

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2009

not material to the Company’s financial statements, where it has been included in general and administrative expenses on the statement of operations and other long-term liabilities in the balance sheet. As a result of the transaction, the Company acquired two established roll covers manufacturing plants in China whose results of operations have been included in the Company’s consolidated statements of operations from the date of acquisition. The Company recorded $6,722 and $917 of goodwill and intangible assets, respectively, as a result of this transaction during 2007. The weighted average amortization period of these acquired intangible assets is approximately six years.

6. Notes Payable

As part of the credit facility (see Note 7), the Company has a $50,000 revolving credit facility.

Notes payable consist of the following at:

	December 31
	2009	2008
Unsecured notes	$1,665	$—
Secured notes	48,136	—

Total	$49,801	$—

Notes payable consist primarily of committed lines of credit at banks to fund short-term working capital needs. During 2009, the Company made borrowings under its revolver of $28,100, essentially all of which was borrowed in the first quarter of 2009. The unused portion of these lines of credit totaled $6,638 at December 31, 2009 and $45,947 at December 31, 2008. The secured portion of the debt is collateralized by letters of credit available under a multi-currency revolving credit facility of $50,000 which is a part of the Company’s credit agreement. Interest rates are variable and are based upon local market rates. Annual commitment and similar fees charged by the banks approximate 0.75% of the unused facilities. The weighted-average interest rate on the total of all facilities available was 6.52% in 2009 and 7.11% in 2008.

The weighted-average interest rate on outstanding borrowings in 2009 was 7.33%. Additionally, on December 31, 2009 the Company terminated with the counterparties all of its outstanding interest rate swap liabilities of $20,036 and converted them into notes payable to such counterparties. The swap termination counterparties have rights similar to the lenders under the credit facility. See Note 8 for further discussion of derivatives.

7. Long-Term Debt and Long-Term Debt Classified as Current

In connection with the Company’s initial public offering on May 19, 2005, the Company entered into a $750,000 senior secured credit facility that provided for a term loan in a total principal amount of $650,000 and a $100,000 senior secured revolving credit facility, which was reduced at the end of 2005 to $50,000. The credit facility has been amended several times, most recently by the Waiver Agreements described in Note 1 and prior to that, on May 30, 2008. In connection with the amendments in 2008 and 2009, the Company capitalized approximately $2,900 and $8,500, respectively, as deferred financing costs and expensed $8,736 and $5,350 to general and administrative expenses in 2009 and 2008, respectively. As discussed in Note 5, the accompanying consolidated balance sheet as of December 31, 2009 includes (i) a reclassification of $15,187 from “Intangible

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2009

assets and deferred financing costs, net” to “Other current assets” to reflect the classification of net deferred financing costs related to the debt under the senior credit facility as a current asset and (ii) a reclassification of $583,564 to reflect as current the long-term debt under the Credit Agreement that would otherwise be in default absent the waivers.

The description of the credit facility below describes the credit facility as amended and restated on May 30, 2008.

The credit facility is secured by substantially all of the Company’s assets. The revolving credit facility matures on November 19, 2011, and the term loans mature on May 19, 2012. Borrowings under the revolving credit facility and the term loans bear interest at the sum of, as applicable, LIBOR, the Euribor or CDOR rate plus, in each case, the applicable margin of 5.50% with three identified step downs (i.e. to 4.25%, 3.75% and 2.75%) that are contingent upon future improvements in the Company’s credit rating levels beginning January 1, 2009. The Company’s current applicable margin is 5.50%, except that during the current Waiver Period, the outstanding balance under the credit facility is subject to interest at a rate that is 1.0% per year in excess of this rate. Other key provisions of the amended senior credit facility agreement include the following: (a) dividend payments are prohibited for the term of the agreement; (b) foreign exchange rates are frozen for the purpose of calculating debt for certain covenant purposes; (c) debt paydown requirements and performance reporting requirements have been increased and (d) capital expenditures, restructuring, acquisitions, certain other investments and the use of proceeds from asset and equity sales have been limited.

The Company had entered into interest rate swaps that effectively fixed, from a cash flow hedge perspective, the interest rate on approximately 79% of the term loan portion of the Company’s credit facility through December 31, 2010. On December 31, 2009 the Company terminated with the counterparties all of its outstanding interest rate swap liabilities of $20,036 and converted them into notes payable to such counterparties. The swap termination counterparties have rights similar to the lenders under the credit facility. See Note 8 for further discussion of derivatives. As of December 31, 2009, prior to the termination of the interest rate swaps, the weighted average interest rate on the effectively fixed portion of the term loan facility was 10.75%; the weighted average interest rate on the portion of the term loan facility not effectively fixed by interest rate swap contracts, based on the 90-day LIBOR, was 7.01%. As a result of the termination of the interest rate swaps, the interest rate on the term loan portion of the credit facility is no longer effectively fixed through December 31, 2010, the original term of the swaps.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2009

Long-term debt consists of the following at December 31, 2009 and 2008:

	December 31
	2009	2008
Senior Bank Debt (Secured):
Term Loan B—payable quarterly:
U.S. Dollar denominated—LIBOR plus 6.50% as of December 31, 2009 (6.75%); LIBOR plus 5.5% as of December 31, 2008 (6.96%);	$299,494	$308,664
Euro denominated—EURIBOR plus 6.50% as of December 31, 2009 (7.15%); EURIBOR plus 5.50% as of December 31, 2008 (8.47%);	216,064	237,605
Canadian Dollar denominated—CDOR plus 6.50% as of December 31, 2009 (6.94%); CDOR plus 5.50% as of December 31, 2008 (7.11%);	68,006	59,931

	583,564	606,200
Other Long-Term Debt:
Unsecured, interest fixed at 2.00% to 2.50%, Euro denominated	1,789	1,584
Unsecured, interest fixed at 2.85% to 3.90%, Yen denominated	4,967	9,173

	590,320	616,957
Less current maturities	1,826	39,687
Less long-term debt classified as current (1)	583,564	—

Total	$4,930	$577,270

(1)	In connection with the senior credit facility matters discussed in Note 1, the accompanying consolidated balance sheet as of December 31, 2009 includes a reclassification of $583,564 from “Long term debt, net of current maturities” to current debt as “Long-term debt classified as current”. As of December 31, 2008, the long term debt under the senior credit facility was classified as “Long term debt, net of current maturities”.

The credit facility provides for quarterly scheduled principal payments on the term loan and approximately $513,400 due at maturity in May 2012. This facility contains covenants based on certain measures of debt levels, interest coverage and fixed charge coverage, all calculated in relation to Adjusted EBITDA as defined in the credit agreement, and restrictions on capital expenditures and dividends.

During 2009, the Company made scheduled debt payments of approximately $19,600 under the senior credit facility. The Company may be required to make additional debt repayments based on its “excess cash”, as defined in its credit agreement. and accordingly, made mandatory debt repayments of approximately $19,200 during 2009, of which $16,120 was included in current portion of long term debt as of December 31, 2008 as it was required to be paid prior to the end of the first quarter of 2009. As of December 31, 2009, no excess cash payments are due for the year ended December 31, 2009. Because the amounts of any such future repayments are not currently determinable, they are excluded from the long-term debt maturities schedule below.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2009

The aggregate maturities of long-term debt for each of the following five years and thereafter are as follows, assuming scheduled debt maturities under a waiver of the financial covenant noncompliance for the period ended December 31, 2009:

2010	$28,887
2011	36,453
2012	524,390
2013	430
2014	160
Thereafter	—

$590,320

8. Derivatives and Hedging

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

The Company anticipated that it would not be in compliance with certain financial covenants under its senior credit facility for the period ending September 30, 2009 and thus, on September 29, 2009, the Company entered into Waiver and Amendment No. 1 (the “Waiver Agreement”) to the Credit Agreement (see Note 1). As of September 30, 2009 (and as of December 31, 2009), the Company was not in compliance with those covenants. As it was uncertain that the Company would be able to complete any alternative, long-term solutions to its credit issues or to obtain a further waiver prior to expiration of the Waiver Agreement, the Company was no longer able to support that the variable-rate interest payments (hedged transactions) under its senior credit facility were probable of occurring. Therefore, effective September 1, 2009, the Company was required to discontinue cash flow hedge accounting prospectively for its interest rate swaps so that the mark to market changes in their fair value are charged or credited to interest expense. Prior to September 1, 2009, the effective portion of changes in the fair value of derivatives designated and that qualified as cash flow hedges were recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings. The ineffective portion of the change in fair value

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2009

of the derivatives was recognized directly in earnings. The balance in accumulated other comprehensive loss as of August 31, 2009 related to the interest rate swaps for which hedge accounting was discontinued will be subsequently reclassified into the statement of operations (interest expense) over the remaining original term of the derivative as the hedged forecasted transactions are also recorded to interest expense, in accordance with ASC Topic 815. As of December 31, 2009, the balance in other comprehensive loss related to interest rate swaps was $10,044. However, if the Company is not able to restructure its debt obligations in a manner that is consistent with the hedged forecasted transactions or if the lenders accelerate the debt under the senior credit facility so that it is payable prior to the expiration of the underlying interest rate swaps, this amount would be charged to the statement of operations at that time. Although the Company was not declared in default of such obligations, on December 31, 2009, the Company terminated with the counterparties all of its outstanding interest rate swap liabilities of $20,036 and converted them into notes payable to such counterparties.

Although these interest rate swaps were subject to mark to market accounting through earnings effective September 1, 2009, prior to their termination with the counterparties as discussed above, they effectively fixed, from a cash flow hedge perspective, the interest rate on approximately 79% of the term loan portion of the Company’s credit facility through December 31, 2010 at 10.75%. As a result of the termination of the interest rate swaps, the interest rate on the term loan portion of the credit facility is no longer effectively fixed through December 31, 2010, the original term of the swaps.

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

As of December 31, 2009, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships. The value of these contracts is recognized at fair value based on market exchange forward rates. The change in fair value of these contracts is included in foreign exchange gain/(loss) in the statement of operations.

Foreign Currency Derivative	Notional Sold	Notional Purchased
Cash flow hedges	$—	$692
Fair value hedges	$(835)	$—

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2009

Credit-risk-related Contingent Features

The Company had agreements with certain of its derivative counterparties that contained a provision where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. Although the Company was not declared in default of such obligations, as discussed above, on December 31, 2009 the Company terminated with the counterparties all of its outstanding interest rate swap liabilities of $20,036 and converted them into notes payable to such counterparties.

As of December 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $42. The Company has not posted any collateral related to these derivative agreements.

Due to reduced credit limits at some of its banks, the Company has entered into fewer foreign currency hedging arrangements and may not be able to enter into as many hedging arrangements in the future and, as previously discussed, the Company terminated its outstanding interest rate swaps at December 31, 2009. Consequently, the Company’s financial statements are more exposed to the effects of currency and interest rate fluctuations, respectively, both favorable and unfavorable, which could have a material impact on its results of operations.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of December 31, 2009.

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives As of December 31, 2009		Liability Derivatives As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Topic 815
Interest Rate Swaps	Other current assets	$—	Accrued expenses	$—

Total derivatives designated as hedging instruments under Topic 815		$—		$—

Derivatives not designated as hedging instruments under Topic 815
Interest Rate Swaps	Other current assets	$—	Accrued expenses	$—
Foreign Currency Hedges	Other current assets	$5	Accrued expenses	$47

Total derivatives not designated as hedging instruments under Topic 815		$5		$47

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2009

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the year ended December 31, 2009.

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of

Operations For the Year Ended December 31, 2009

Derivatives in Topic 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion), net of tax	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps (1)	$(8,001)	Interest expense	$9,454	Interest expense	$(1,061)

Derivatives Not Designated as Hedging Instruments Under Topic 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest Rate Swaps (1)	Interest Expense	$(2,757)
Foreign Currency Hedges	Foreign exchange gain	(422)

		$(3,179)

(1)	The Company’s interest rate swaps were considered designated hedging instruments through August 31, 2009. As discussed above, effective September 1, 2009, the interest rate swaps were no longer designated hedging instruments.

During 2007 and the first half of 2008, the Company’s interest rate swaps did not qualify for hedge accounting. Accordingly, the Company recorded a mark to market charge to interest expense of $6,146 during the year ended December 31, 2007 and a mark to market credit to interest expense of $1,668 during the year ended December 31, 2008. During the second half of 2008, the Company was able to redesignate the interest rate swaps as cash flow hedges of benchmark interest rate risk on 3-month LIBOR-based interest payments on the hedged debt as of June 30, 2008. As a result, the mark to market changes of $14,393 on these interest rate swaps were charged to accumulated other comprehensive income effective July 1, 2008 through the end of 2008.

Fair Value of Derivatives Under Topic 820

Effective January 1, 2008, the Company adopted Topic 820 for measuring its derivative assets and liabilities. Topic 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, Topic 820 establishes a fair value hierarchy that distinguishes between market

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2009

participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

To comply with Topic 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2009, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy. The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2009. The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observables Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives	$5	$—	$5	$—

Total	$5	$—	$5	$—

Liabilities
Derivatives	$(47)	$—	$(47)	$—

Total	$(42)	$—	$(42)	$—

Additionally, as of December 31, 2009, the carrying value of the debt under the Company’s senior credit facility is $583,564 and exceeds its fair value of approximately $485,000. The Company determined the fair value of its debt utilizing quoted prices in active markets for its own debt (Level 1 of the fair value hierarchy).

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2009

9. Income Taxes

Significant components of the provision for income taxes by taxing jurisdictions are shown below.

The components of domestic and foreign income (loss) before the provision for income taxes are as follows:

	Year Ended December 31
	2009	2008	2007
U.S.	$(92,453)	$29,538	$(75,151)
Foreign	(7,223)	959	(77,406)

Total	$(99,676)	$30,497	$(152,557)

The components of the income tax provision (benefit) are as follows:

	Year Ended December 31
	2009	2008	2007
Current:
U.S.	$222	$1,286	$721
Foreign	4,509	15,563	13,918

Total current	4,731	16,849	14,639
Deferred:
U.S.	—	—	(14,051)
Foreign	7,586	(12,948)	(2,933)

Total deferred	7,586	(12,948)	(16,984)

Total provision (benefit)	$12,317	$3,901	$(2,345)

The tax effect of temporary differences which give rise to deferred income tax assets and liabilities are as follows:

	Year Ended December 31
	2009	2008
Deferred tax assets arising from:
Net operating loss carryforwards	$72,143	$46,171
Intangible assets, net	15,830	8,004
Pension and other benefit accruals	10,725	7,349
Tax credits	1,581	1,830
Other allowances and accruals, net	43,480	46,661

Total	143,759	110,015
Deferred tax liabilities arising from:
Property and equipment, net	(38,729)	(42,558)
Intangible assets, net	(2,839)	—
Other allowances and assets, net	—	(268)

Total	(41,568)	(42,826)
Valuation allowance	(106,100)	(68,589)

Net deferred tax liability	$(3,909)	$(1,400)

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2009

Compliance with Topic 740 requires the Company to periodically evaluate the necessity of establishing or adjusting a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related tax benefit will be recognized in future periods. Because of the accumulated loss position in certain tax jurisdictions at December 31, 2009 and December 31, 2008 and the uncertainty of profitability in future periods, the Company has recorded valuation allowances as shown above for deferred tax assets primarily related to net operating loss carryforwards in Australia, Canada, Sweden, the United Kingdom and the United States.

For 2009, the Company recognized a provision for income taxes of $12,317 as compared with $3,901 for 2008. The Company’s effective tax rate for 2009 was below statutory rates principally due to (i) losses that were incurred domestically and in certain foreign jurisdictions for which no corresponding tax benefit was recognized as the net operating losses that were created for tax purposes in these jurisdictions were fully reserved for book purposes, (ii) goodwill impairment recorded domestically and in certain foreign jurisdictions for which no corresponding tax benefit was recognized and (iii) the establishment in 2009 of valuation allowances in Canada, China and the United Kingdom. The Company’s effective tax rate for 2008 of 12.8% was below statutory rates principally due to changes in valuation allowances related to curtailment/settlements gains recorded relating to the U.S. retiree plans of $40,169 for which no taxes were reflected due to the U.S. valuation allowance. In addition, tax losses in certain other jurisdictions for which there were valuation allowances were offset by profits in certain of our foreign tax-paying jurisdictions.

As of December 31, 2009, the Company has pre-tax net operating loss carryforwards for U.S. federal income tax purposes of approximately $89,400 that expire on various dates through 2029 and federal tax credits of approximately $100 that either expire on various dates or can be carried forward indefinitely. The Company has foreign federal net operating loss carryforwards of approximately $112,400 that either expire on various dates or can be carried forward indefinitely and federal and provincial tax credits of approximately $1,400 that begin to expire primarily in 2026 or are carried forward indefinitely.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $153,000 at December 31, 2009. Those earnings are considered to be indefinitely reinvested except for Argentina, Brazil and Mexico. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various jurisdictions. Determination of the amount of unrecognized deferred income tax liability or withholding taxes is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards and net operating loss carryforwards would be available to reduce some portion of the liability.

The Company adopted the uncertain tax provisions of Topic 740 on January 1, 2007 and, accordingly, recorded a cumulative effect increase of $3,323 to accumulated deficit, an increase of $627 to income taxes payable and an increase of $2,696 to other long-term liabilities for uncertain tax positions. On January 1, 2007, the Company had $4,126 in unrecognized tax benefits. Unrecognized tax benefits were $5,023, $4,831 and $5,349 as of December 31, 2009, 2008 and 2007, respectively. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $4,737 and $4,831 as of December 31, 2009 and 2008, respectively. The Company’s unrecognized tax benefits increased approximately $200 during the year ended December 31, 2009 and decreased approximately $500 during the year ended December 31, 2008. During the next 12 months, the Company expects no material change in the total amount of unrecognized tax benefits.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2009

The tax years 1999 through 2009 remain open to examination by the major taxing jurisdictions to which the Company and its subsidiaries are subject. There are currently no U.S. Federal or state audits or examinations underway. The Company has currently concluded an audit relating to its German subsidiaries for tax years 1999 through 2002. The Canadian Federal tax authorities contacted the Company in October of 2008 and have initiated an audit of its Canadian companies. The audit is still in the initial information gathering stages and no issues or assessments have been raised. The Italian tax authorities are also in the process of conducting an examination for certain of our Italian entities. The audit is still in the initial information gathering stages and the Company is currently working to address issues that have been raised. The Company believes that there are no jurisdictions in which the outcome of unresolved issues or claims is likely to be material to its results of operations, financial position or cash flows. The Company further believes that it has made adequate provision for all income tax uncertainties.

A reconciliation of the balances of the unrecognized tax benefits is as follows:

	Year Ended December 31
	2009	2008	2007
Balance as of January 1	$4,831	$5,349	$4,126
Gross decreases—tax positions in prior period due to settlements	(642)	—	—
Gross increases—tax positions in prior period -other	—	—	363
Gross decreases—related to lapse in statute of limitations	(206)	(414)	(347)
Gross increases—tax positions in current period	953	170	698
Currency effects	87	(274)	509

Balance at December 31	$5,023	$4,831	$5,349

The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense and accordingly, the Company recorded approximately $500, $100 and $600 for interest and penalties during the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, 2008 and 2007, the Company had approximately $2,300, $1,300 and $1,200, respectively, of accrued interest related to uncertain tax positions.

The provision for income taxes differs from the amount computed by applying the U.S. statutory tax rate (35%) to income before income taxes, due to the following:

	Year Ended December 31
	2009	2008	2007
Book income at U.S. 35% statutory rate	$(34,874)	$10,674	$(53,395)
State income and other taxes due, net of federal benefit	955	465	(218)
Foreign tax rate differential	(7,137)	(336)	(3,824)
Dividends and other foreign income, net of foreign tax credits	721	3,813	4,180
Change in valuation allowance	24,330	(19,543)	11,049
Deferred gain on intercompany transaction	—	5,570	—
Tax rate changes	41	3,625	(542)
Tax credits and refunds	(714)	(451)	(1,605)
Goodwill	25,985	(2,778)	38,130
Change in tax reserves	1,125	(24)	1,873
Other, net	1,885	2,886	2,007

Total	$12,317	$3,901	$(2,345)

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2009

On November 29, 2007, the Company acquired 100% of the common stock of a company which has two subsidiaries in China, one of which is 90% owned, the other is 100% owned. One of the subsidiaries has a partial tax holiday that began in 2006 and will be available until 2010. The other subsidiary has a 0% tax rate in 2008 and 2009 and a reduced rate until at least 2012. The benefit of the tax holiday in 2009, 2008 and 2007 was immaterial.

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

The Company also provides additional unfunded supplemental retirement benefits to two of its officers and certain other former employees, which have been included in the benefit costs below.

Postretirement Plans

In addition to defined benefit pension plans, the Company sponsors various unfunded defined contribution plans that provide for retirement benefits to employees, some in accordance with local government requirements.

Also, the Company sponsored an unfunded plan that offered the opportunity to obtain health insurance benefits to a certain group of retired U.S. employees and their covered dependents and beneficiaries. A portion of this plan was contributory, with retiree contributions adjusted periodically, as well as other cost-sharing features, such as deductibles and coinsurance. Eligibility varied according to date of hire, age and length of service. Certain retirees also have a life insurance benefit provided at no cost.

During the third quarter of 2008, the Company made and communicated the following decisions related to certain of its U.S. pension plans, postretirement benefit plans and 401(k) plans:

a)	Freezing benefit pension accruals under its Pension Plan for U.S. Salaried and Non-Union Hourly Employees (the “Pension Plan”) effective December 31, 2008 so that future service beyond December 31, 2008 is not to be credited under the Pension Plan. Employees who were vested as of December 31, 2008 are entitled to their benefit earned as of December 31, 2008. Current employees who were not vested as of December 31, 2008 will be entitled to their benefit earned as of December 31, 2008 upon five years of continuous employment from date of hire.

b)	No longer sponsoring or funding, as of December 31, 2008, its U.S. retiree health insurance program under which the Company offered health insurance benefits to a certain group of retired U.S. employees and their covered dependents and beneficiaries.

c)	Increasing its 401(k) plan match in the United States from 4% of eligible compensation to 6% as of January 1, 2009. Subsequently, after January 1, 2009 the Company announced that it will not implement this increase and instead will suspend the employer match until further notice. In January 2010, the Company announced that the increase will be implemented for 2010.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2009

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

In accordance with the provisions of ASC Topic 715-20-50, Compensation—Retirement Benefits (“Topic 715”), effective for fiscal years ending on or after December 15, 2008 an employer is required to measure the funded status of a plan as of the date of its year-end balance sheet, with limited exceptions. Earlier application of this provision is encouraged and accordingly, the Company changed the September 30 measurement date of its U.S. pension and postretirement plans to December 31 for the fiscal year ending December 31, 2007. The Company remeasured the plan assets and obligations of its U.S. plans using the remeasurement method allowed under Topic 715 and, accordingly, as of January 1, 2007, recognized a $1,700 increase to accumulated deficit, a $500 decrease to accumulated other comprehensive loss and a $1,200 increase to pension, other postretirement and postemployment obligations.

The measurement date for defined benefit plans outside the U.S. is December 31.

Postemployment Obligations

The Company has postemployment plans in various countries and accounts for these plans in accordance with Topic 715. The Company’s postemployment obligations consist primarily of payments to be made to employees upon termination of employment, as defined, and are accrued according to local statutory laws in the respective countries. The Company’s obligation for postemployment benefits amounted to $2,534 and $3,102 as of December 31, 2009 and 2008, respectively.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2009

Benefit Obligations and Plan Assets

A summary of the changes in benefit obligations and plan assets as of December 31, 2009 and 2008 is presented below. The Company has reclassified certain prior year information to be consistent with current year presentation.

	Defined Benefit Plans		Other Postretirement Benefit Plans
	2009	2008	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$114,410	$132,650	$883	$30,063
Service cost	2,986	5,601	—	489
Interest cost	6,718	6,985	84	1,364
Plan participants’ contributions	111	133	—	32
Actuarial (gain) loss	11,938	(5,168)	(6)	(3,420)
Currency translation impact	6,325	(13,748)	—	—
Curtailment/settlement (gain) loss	(1,250)	(5,214)	—	(25,228)
Administrative expenses paid	(379)	(87)	—	—
Benefits paid	(7,762)	(6,742)	(403)	(2,417)

Benefit obligation at end of year	$133,097	$114,410	$558	$883

Change in plan assets
Fair value of plan assets at beginning of year	$47,141	$69,536	$—	$—
Actual return on plan assets	9,975	(14,561)	—	—
Employer contributions	8,276	9,984	—	—
Plan participants’ contributions	111	133	—	—
Settlements	—	(1,523)	—	—
Administrative expenses paid	(379)	(87)	—	—
Currency translation impact	3,950	(9,599)	—	—
Benefits paid	(7,762)	(6,742)	—	—

Fair value of plan assets at end of year	$61,312	$47,141	$—	$—

Funded status (1)	$(71,785)	$(67,269)	$(558)	$(883)

(1)	In accordance with Topic 715, $4,225 of this amount is recorded in accrued expenses as of December 31, 2009 and 2008, respectively.

All of the Company’s pension plans that comprise the pension obligation amounts above, have a projected benefit obligation equal to or in excess of plan assets as of the years ended December 31, 2009 and 2008. The accumulated benefit obligation was $125,591 and $108,951 as of the years ended December 31, 2009 and 2008, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	December 31
	2009	2008
Projected benefit obligation	$133,097	$101,431
Accumulated benefit obligation	125,591	98,599
Fair value of plan assets	61,312	36,771

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2009

Components of Net Periodic Benefit Cost

	Defined Benefit Plans			Other Postretirement Benefit Plans
	2009	2008	2007	2009	2008	2007
Service cost	$2,986	$5,601	$6,858	$—	$489	$688
Interest cost	6,718	6,985	6,478	84	1,364	2,217
Expected return on plan assets	(3,792)	(5,138)	(4,967)	—	—	—
Amortization of prior service cost	38	106	118	—	(418)	(464)
Amortization of net (gain) loss	1,230	666	909	(4)	(62)	63
Curtailment (gain) loss	282	(3,451)	(196)	—	(36,517)	—

Net periodic benefit cost	$7,462	$4,769	$9,200	$80	$(35,144)	$2,504

For defined benefit plans, the estimated net loss and prior service cost to be amortized from accumulated other comprehensive loss during 2010 is expected to be $954 and $16, respectively. For other postretirement benefit plans, the amortization of net gain from accumulated other comprehensive loss is expected to be $8 and the amortization of prior service credit to accumulated other comprehensive loss is expected to be $0.

	Defined Benefit Plans		Other Postretirement Benefit Plans
	2009	2008	2009	2008
Additional Information
Change in funded status included in accumulated other comprehensive loss, net of tax	$(2,244)	$(19,507)	N/A	N/A

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	Defined Benefit Plans		Other Postretirement Benefit Plans
	2009	2008	2009	2008
Discount rate	5.57%	5.79%	5.00%	6.00%
Rate of compensation increase	3.81	2.82	—	—

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:

	Defined Benefit Plans		Other Postretirement Benefit Plans
	2009	2008	2009	2008
Discount rate	5.99%	5.64%	6.00%	6.25%
Expected long-term return on plan assets	7.50	7.63	—	—
Rate of compensation increase	3.82	3.67	—	—

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2009

Plan Assets

The following information is provided in accordance FSP 132(R)-1.

The percentage of fair value of total plan assets for funded plans are invested as follows:

	Plan Assets at December 31
Asset Category	2009	2008
Marketable equities	61%	58%
Fixed income securities	39	42

Total	100%	100%

The Company’s plan assets are invested in the U.S., the United Kingdom (“UK”) and Canada. Plan asset investments are accounted for at cost on the trade date and are reported at fair value. Plan assets at December 31, 2009 are classified as Level 1 within the fair value hierarchy. In general, plan assets are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility. Due to the level of risk associated with certain investments, it is reasonably possible that changes in the values of investments will occur in the near term and that such changes could materially affect the amounts reported in the plan assets. The investment objective of the plans is to maximize the return on plan assets over a long time horizon, while meeting the plan obligations. Investment risk is substantially reduced by diversification of investments within particular asset classes. The expected future rate of return on plan assets is based on historic performance of bonds and equities and the higher returns expected by equity-based capital relative to debt capital. The agreements with the fund managers include a number of restrictions which are designed to ensure that only suitable investments are held. Generally, investment performance is provided to and reviewed by the Company on a quarterly basis. If any changes take place in the legal, regulatory or tax environment which impact the investment of the portfolios or the investment returns, the fund manager is expected to notify the Company immediately and to advise on their anticipated impact.

Details relating to the Company’s plan assets are as follows:

U.S. Plan Assets: Approximately 40% of the Company’s plan assets are invested in the U.S., of which 61% are invested in marketable equity securities and 39% are invested in fixed income securities managed by the fund manager. This allocation is in accordance with the strategic allocation adopted by the Company’s pension committee comprising of approximately 60% equity investment and 40% bond investment.

UK Plan Assets: Approximately 35% of the Company’s plan assets are invested in the UK, of which 61% are invested in marketable equity securities and 39% are invested in fixed income securities managed by the fund manager. The trustees of the UK pension plan have adopted a strategic allocation comprising of 60% equity investment and 40% bond investment. The allocation of equity investments between UK domestic and UK foreign equities is 40% and 60%, respectively and the fixed income bond investment is allocated equally between government and corporate bonds in the UK. Investment risk is substantially reduced by diversification of investments and accordingly, assets are invested 60% in the fund manager’s Global Equity Index Fund, 20% in the Over 15 Year Gilts Index Fund (20%) and 20% in the AAA-AA-A Bonds Over 15 Year Index Fund . The majority of the Plan liabilities are linked to price and salary inflation. The policy is therefore to invest the majority of the assets in investments which are expected to exceed price inflation and general salary growth over long periods.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2009

Canadian Plan Assets: Approximately 25% of the Company’s plan assets are invested in Canada, of which 61% are invested in marketable equity securities and 39% are invested in fixed income securities managed by the fund manager. The Company’s pension committee has adopted a strategic allocation comprising of approximately 65% equity investment and 35% bond investment. The target allocation of equity investments between Canadian domestic and Canadian foreign equities is approximately 55% and 45%, respectively. As of December 31, 2009, assets were invested 87% in the fund manager’s Balanced Pension Trust Series O and 13% in the U.S. Pooled Pension Fund Series O. Investments are made with due consideration for the overall funds’ risk and expected return.

Contributions

The Company expects to make contributions and direct benefit payments of approximately $8,700 (unaudited) under its defined benefit plans in 2010.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Defined Benefit Plans	Other Postretirement Benefit Plans
2010	$6,769	$58
2011	6,110	57
2012	6,461	56
2013	6,856	54
2014	7,395	53
Years 2015–2019	37,350	225

The Company also maintains a funded retirement savings plan for U.S. employees which is qualified under Section 401(k) of the U.S. Internal Revenue Code. During 2008, the plan allowed eligible employees to contribute up to 15% of their compensation (plus catch-up contributions for participants over age 50), with the Company matching 100% of up to the first 4% of employee compensation. The Company suspended the matching contribution in February 2009 but for 2010 removed the suspension and enhanced the match to 200% of the first 1% of employee compensation and 100% of the next 4% of employee compensation. Costs associated with the Plan are charged to the consolidated statements of operations and amounted to $256, $1,169 and $1,205 for the years ended December 31, 2009, 2008 and 2007, respectively.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2009

11. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Foreign Currency Translation Adjustment	Pension Liability Changes Under Topic 715	Change in Value of Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2006	$(622)	$(19,752)	$90	$(20,284)
Current year change	30,285	17,228	(90)	47,423
Early adoption of change in measurement date	—	500	—	500

Balance at December 31, 2007	29,663	(2,024)	—	27,639
Current year change	(23,772)	(19,507)	(13,859)	(57,138)

Balance at December 31, 2008	5,891	(21,531)	(13,859)	(29,499)
Current year change	16,488	(2,244)	4,138	(18,382)

Balance at December 31, 2009	$22,379	$(23,775)	$(9,721)	$(11,117)

Comprehensive loss for years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
For the Years Ended December 31,
Net income (loss)	$(111,993)	$26,596	$(150,212)
Foreign currency translation adjustments	16,488	(23,772)	30,285
Pension liability changes under Topic 715	(2,244)	(19,507)	17,228
Change in value of derivative instruments	4,138	(13,859)	(90)

Comprehensive loss	$(93,611)	$(30,542)	$(102,789)

12. Commitments and Contingencies

Leases

The Company leases office buildings, vehicles, and computer equipment for its worldwide operations. Minimum rent is expensed on a straight-line basis over the term of the leases. These leases expire at various dates through 2052. The Company’s largest single lease commitment is a facility lease in Austria that expires in 2023 with aggregate future minimum rental payments due of approximately $5,000 at December 31, 2009. At December 31, 2009, future minimum rental payments due under noncancelable leases were as follows:

2010	$4,239
2011	3,099
2012	2,632
2013	2,067
2014	1,364
Thereafter	4,176

Total minimum operating lease payments	$17,577

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2009

Operating lease rental expense was $6,053, $6,363 and $5,146 during the years ended December 31, 2009, 2008 and 2007, respectively. In February 2009, the Company impaired the underutilized portion of its remaining facility lease in Westborough, Massachusetts in the amount of $513, which was included in restructuring and impairments expense for the year ended December 31, 2009. In November 2008, the Company entered into an agreement to buy out a portion of its remaining facility lease in Youngsville, North Carolina for $616 and as a result also impaired leasehold improvements of $127, both of which were included in restructuring and impairments expense for the year ended December 31, 2008.

Collective Bargaining and Union Agreements

Approximately 72% of the Company’s employees are subject to various collective bargaining agreements or are members of trade unions, predominantly outside of the United States. Approximately 76% of these employees are covered by agreements that expire during 2010.

Legal Proceedings

Chapter 11 Bankruptcy Proceedings

The Company may file voluntary petition for relief under chapter 11 of the Bankruptcy Code on or before March 31, 2010. At this time it is not possible to predict the outcome of any chapter 11 case or its effect on the Company’s business. For additional information regarding the Company’s potential chapter 11 case, see Note 1.

Stockholder Litigation

On June 7, 2006, a purported class action complaint was filed in the United States District Court for the District of Massachusetts on behalf of a putative class of investors who purchased shares pursuant or traceable to the Company’s initial public offering on or about May 16, 2005 through November 15, 2005 against the Company, its former Chief Executive Officer and its Chief Financial Officer. An amended complaint was filed on November 3, 2006. The complaint as amended concerned the Company’s initial public offering of common stock and alleged violations of Sections 11 and liability under Section 15 of the Securities Act of 1933. The plaintiff sought rescission rights, attorneys’ fees and other costs and unspecified damages on behalf of a purported class of purchasers of the Company’s common stock “pursuant and/or traceable to the Company’s IPO on or about May 16, 2005 through November 15, 2005.” On November 3, 2008, the Company agreed to a settlement with the plaintiffs, without admitting liability of any kind. On February 25, 2009, the Court entered a judgment granting final approval of the settlement. The settlement amount above the deductible is covered by the Company’s Directors and Officers insurance and did not have a material adverse effect on the Company’s financial position, results of operations or cash flow. Expenses related to this complaint were deminimus during 2009, 2008 and 2007.

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

December 31, 2009

Phase II assessment of the groundwater contamination performed for the Company during the second quarter of 2009 indicated the costs to remediate the contamination would be significantly less than originally estimated and accordingly, the Company reduced the accrual by $3,400 during the second quarter of 2009 based on this assessment.

In connection with the closure of certain manufacturing facilities under its operational restructuring programs, in 2004, the Company had conducted environmental site assessments which had indicated contamination at two sites. Management believes that both sites have been substantially remediated and no significant further remediation costs are expected to be incurred. Accordingly, during 2008, no environmental remediation expenses were incurred nor were any payments made related to these environmental matters. During 2004 through 2007, in relation to these environmental matters, the Company recorded and paid environmental expenses of approximately $7,500 in the aggregate. These costs were classified in general and administrative expenses.

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

The Company records stock-based compensation expense in accordance with ASC Topic 718, Compensation—Stock Compensation (“Topic 718”) and has used the straight-line attribution method to recognize expense for time-based RSUs granted after December 31, 2005. During the years ended December 31, 2009, 2008 and 2007, the Company recorded stock-based compensation expense as follows:

	2009	2008	2007
For the Years Ended December 31,
RSU Awards (1)	$2,305	$1,289	$1,749
Stock Awards—Performance Award Programs (2)	—	2,986	—
Stock Awards—Other (3)	94	—	—

Total	$2,399	$4,275	$1,749

(1)	Related to restricted stock units awarded in and prior to 2009. See further discussion below.
(2)	For 2008, amount represents the approval by the Company’s Board of Directors on March 10, 2009 of the issuance of 4,034,819 shares of common stock to eligible participants under the Company’s performance award program for 2008. After withholding shares of common stock to satisfy minimum tax withholding requirements, a net number of 2,564,111 shares was issued to the eligible participants on March 11, 2009. For 2009, no amounts were expensed related to the 2009 Performance Award Program, which was approved by the Company’s Board of Directors on March 10, 2009, as the underlying targets for 2009 were not achieved.
(3)	Represents the value of 60,000 shares of the Company’s common stock awarded to Mr. Maffucci on June 8, 2009 in connection with his appointment as the Company’s Executive Vice President and Chief Financial Officer.

The related tax benefit on stock-based compensation during the years ended December 31, 2009, 2008 and 2007 was $118, $411, and $182, respectively.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2009

Summary of Activity Under the 2005 Plan

During 2005, 424,683 time-based RSUs and 801,843 performance-based RSUs were granted to officers and employees of the Company. Non-employee directors were also granted 12,500 RSUs during 2005. Each RSU represents one share of common stock.

To earn common stock under time-based RSUs granted in 2005, generally the grantee must have been employed by the Company through the applicable vesting date, which occurred annually on May 19, 2006, 2007 and 2008. The underlying shares were issued to the grantee following the applicable vesting dates, net of shares withheld to satisfy minimum tax withholding requirements. To earn common stock under performance-based RSUs granted in 2005, generally defined shareholder return targets must be met over the four years following the completion of the Company’s initial public offering on May 19, 2005 and the grantee must be employed by the Company through May 19, 2009. On May 19, 2009, all of the remaining 269,171 of these RSUs were forfeited because the defined shareholder return targets had not been achieved.

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

Certain time-based RSUs and all non-employee director RSUs automatically adjust to reflect awards of additional RSUs upon payment of dividends by the Company. Outstanding RSUs that were awarded in connection with the payment of dividends are included in the table below. During 2007, 9,190 additional time-based RSUs and 2,808 additional non-employee director RSUs were issued in connection with the payments of dividends that occurred in 2007. These dividend RSUs were charged to accumulated deficit, in accordance with Topic 718. During 2008 and 2009, no RSUs were awarded in connection with the payment of dividends as no dividends were declared by the Company after 2007 as the Company’s senior credit facility, as amended on May 30, 2008, precludes the payment of dividends.

On March 29, 2007, under the 2005 Plan, the Company granted 368,350 performance-based RSUs to certain officers and employees of the Company. The awards would have generally vested only if the individual remained employed by the Company through December 31, 2007 and if a performance metric based upon 2007 Adjusted EBITDA, as defined in the Company’s senior credit facility as in effect on March 29, 2007 and with certain adjustments, equaled or exceeded a target level that had been specified by the Compensation Committee of the Board of Directors. If the performance metric equaled or exceeded the target level specified, the RSUs would have vested on the day the Company filed its 2007 Annual Report on Form 10-K. The Company would have been required within thirty days thereafter to issue one share of common stock in respect of each fully vested

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2009

RSU. The performance metric did not achieve the target level and the RSUs did not vest. Under the provisions of Topic 718, during 2007, no compensation expense was recorded for the performance-based grants that are based on an Adjusted EBITDA target because the target level was not achieved.

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

December 31, 2009

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

On December 31, 2009, the Company entered into an amendment to the employment agreement with Mr. Light as the per-participant, per-year limitations under the Company’s 2005 Plan prevented the Company from fulfilling its contractual obligation and granting to Mr. Light stock units under the Company’s equity incentive plan with an aggregate value of $1,250 on January 1, 2010. The amendment to Mr. Light’s employment

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2009

agreement provides that in lieu of granting him such restricted stock units, the Company instead is to (i) grant to Mr. Light 500,000 performance-based restricted stock units on January 1, 2010, which are to vest annually over a three-year period if the price of the Company’s common stock meets or exceeds certain price targets approved by the Compensation Committee of the Company’s Board of Directors; and (ii) make a cash payment to Mr. Light of $825 which Mr. Light is obligated to use the total amount of such cash payment, less the amount necessary to satisfy tax obligations with respect to the cash payment, to purchase shares of common stock from the Company at its agreed fair value, based on the average per share closing price on the New York Stock Exchange of the Company’s shares of common stock for the 20 trading days prior to January 1, 2010. Accordingly, a total of 795,280 shares of common stock were sold to Mr. Light on January 5, 2010 for approximately $531 in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

On December 24, 2009, the Compensation Committee of the Company’s Board of Directors approved an amendment to the terms of all performance-based restricted stock units of the Company outstanding on December 24, 2009. The amendment provides that upon completion of a successful debt restructuring of the Company, as defined, which shall constitute a new performance criterion, such performance-based restricted stock units shall vest and settle in full. This modification had no material impact on the Company’s stock based compensation expense for 2009; however if a successful debt restructuring takes place in 2010, the Company expects to record stock based compensation of approximately $1,900 in 2010 related to this modification.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2009

A summary of RSUs outstanding as of December 31, 2009 and their vesting dates is as follows:

	Vesting Dates	Number of RSUs
Time-based RSUs granted May 19, 2005	Final tranche vested May 19, 2008.	—

Time-based RSUs granted February 26, 2008	Annually in equal installments on January 3, 2009, January 3, 2010 and January 3, 2011	50,000

Time-based RSUs granted June 13, 2008	With respect to 37,500 RSUs—annually in equal installments on June 13, 2009, June 13, 2010 and June 13, 2011; with respect to 60,000 RSUs—June 13, 2011.	85,000

Time-based RSUs granted August 6, 2008 (contingently awarded on January 3, 2008)	Annually in equal installments on January 3, 2009, January 3, 2010 and January 3, 2011.	91,334

Time-based RSUs granted during various dates in 2008	Annually in equal installments over three or four years, as applicable.	31,001

Time-based RSUs granted during various dates in 2009	With respect to 1,023,470 RSUs—annually in equal installments in January 2010 and January 2011; with respect to 75,000 RSUs—annually in equal installments on June 8, 2010, 2011 and 2012; with respect to 15,000 RSUs—annually in equal installments on April 30, 2010, 2011 and 2012.	1,113,470

Performance-based RSUs granted May 19, 2005 (based on shareholder return targets)	269,171 RSUs lapsed on May 19, 2009 as performance criteria were not achieved.	—

Performance-based RSUs granted May 16, 2007 (originally based on shareholder return targets but were amended in 2009)	Original target was based on shareholder return targets to have been achieved by May 16, 2011. In 2009, such targets were eliminated and awards modified for 100% vesting to occur upon the completion of a successful debt restructuring, as defined.	334,950

Performance-based RSUs granted August 6, 2008 (contingently awarded on January 3, 2008) (originally based on shareholder return targets but were amended in 2009)	Original target was based on shareholder return targets to have been achieved by January 3, 2011. In 2009, such targets were eliminated and awards modified for 100% vesting to occur upon the completion of a successful debt restructuring, as defined.	137,000

Performance-based RSUs granted at various dates during 2009 (originally based on shareholder return targets but were amended in 2009)	Original target was based on shareholder return targets to have been achieved by January 3, 2011. In 2009, such targets were eliminated and awards modified for 100% vesting to occur upon the completion of a successful debt restructuring, as defined.	1,023,469

Non-employee directors’ RSUs	Date of grant	483,199

Total RSUs outstanding		3,349,423

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2009

RSU activity during the year ended December 31, 2009, is presented below.

	Number of RSUs	Price Range of Grant-Date Fair Value Per RSU	Weighted Average Grant-Date Fair Value Price Per RSU
Outstanding, December 31, 2008	1,358,585	$3.77 – 12.01	$7.50
Granted	2,583,599	0.54 – 1.65	1.32
Forfeited	(472,052)	5.12 – 11.66	9.65
Issued or withheld for tax withholding purposes	(120,709)	3.89 – 5.40	5.21

Outstanding, December 31, 2009	3,349,423	$0.54 – 12.01	$2.52

Vested, December 31, 2009 (1)	385,309	$1.43 – 12.01	$2.03

(1)	Vested RSUs at December 31, 2009 consist entirely of non-employee director RSUs. The common stock underlying these RSUs will be issued to the directors upon termination of their service as members of the Board and/or a change in control, as defined in the 2005 Plan. The total grant-date fair value of such non-employee directors RSUs that vested during the year ended December 31, 2009 was $548.

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

December 31, 2009

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

Forfeitures

As the time-based and performance-based RSUs require continued employment up to the time of vesting, the amount of stock-based compensation recognized during a period is required to include an estimate of forfeitures. Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is related to employee attrition and based on a historical analysis of its employee turnover. This analysis is re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will be only for those shares that meet the requirements of continued employment up to the time of vesting. The Company revised its forfeiture estimates during 2009 and as of December 31, 2009 the following forfeiture rates are estimated:

Description of Award	Forfeiture Rates
Time-based RSUs granted on various dates in 2008 and 2009 (5%, 50% and 63% forfeiture rates with respect to 1,254,970, 508,000 and 11,175 original grants of RSUs, respectively).	5%-63%

Performance-based RSUs granted May 19, 2007	56.28%

Performance-based RSUs granted August 6, 2008	68.36%

Performance-based RSUs granted in 2009	0%

Non-employee directors’ RSUs	0%

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2009

In accordance with Topic 718, the cumulative effect of applying the change in estimate retrospectively is recognized in the period of change. The Company’s change in forfeiture rates during 2009 resulted in no material cumulative impact to compensation expense for 2009.

As of December 31, 2009, there was approximately $3,500 of total unrecognized compensation expense related to unvested share-based awards which is expected to be recognized over a weighted average period of 0.79 years.

14. Dividends and Dividend Reinvestment Plan

On May 2, 2007, the Company modified its credit agreement, to limit the amount of any quarterly dividends payable on its common stock to not more than $0.1125 per share. The Company paid cash dividends of $0.5625 per share during the year ended December 31, 2007. Pursuant to participation in the Company’s dividend reinvestment plan described below, a portion of the dividends paid in 2007 were for additional shares of common stock.

In February 2007, the Company established a dividend reinvestment plan (“DRIP”) that allowed shareholders of record to elect to receive all or part the dividends on shares of the Company’s common stock that otherwise would be paid in cash in the form of additional shares of common stock. Pursuant to a letter agreement with the Company dated December 22, 2006, as amended on May 2, 2007, Apax WW Nominees Ltd. and Apax-Xerium APIA LP (collectively the “Apax entities”) agreed that they would have participated in the DRIP through December 31, 2008 at a level such that at a minimum 50% of each dividend otherwise payable in cash on the Company’s common stock, including shares not held by Apax entities, was reinvested in the Company’s common stock through the DRIP, provided that the Apax entities are not required to reinvest more than 100% of the cash dividends payable to them with respect to such dividend declaration. In connection with the dividend payments made by the Company in 2007, 2,146,365 shares of the Company’s common stock were issued pursuant to the DRIP. The Apax entities held approximately 54% of the Company’s outstanding common stock as of December 31, 2007 and 2008 and 51% as of December 31, 2009.

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

December 31, 2009

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

During 2008, the Company charged a total of $16,968 for restructuring and impairments-related expense in the Clothing, Rolls and Corporate segments consisting of $9,373, $4,541 and $3,054, respectively. During 2008, the Company continued its program of streamlining its operating structure and recorded restructuring expenses of approximately $6,100 in connection therewith

In April 2008, the Company announced that it will be closing its rolls manufacturing facility in Sweden and transferring production to certain of the Company’s other rolls manufacturing facilities in Europe. Certain assets at the Sweden facility were redeployed to the Company’s roll covering plants in China. Also during the second quarter of 2008, the Company announced that it will be closing its rolls facility in Sherbrooke, Canada. This facility was performing manufacturing operations as of December 31, 2008 and ceased such operations in early 2009. During 2008, the Company recorded restructuring expenses of approximately $2,800 related to these closures and does not expect to incur significant restructuring expenses related thereto during 2009. Management has evaluated the assets of its business in Sweden and Sherbrooke, Canada for impairment under ASC Topic 360, Property, Plant, and Equipment (“Topic 360”) and determined that no recognition of impairment loss was required.

On December 1, 2008, the Company committed to a plan to cease production at its Huyck Wangner clothing facility in Geelong, Australia, which occurred at the end of the first quarter 2009. The Company retains a sales and distribution operation in Australia to service customers. In December 2008, the Company also discontinued construction of its new Vietnam clothing facility. As a result of these actions, the Company recorded restructuring expenses in the fourth quarter of 2008 of approximately $4,100 and an impairment loss of approximately $3,000 based upon the Company’s evaluation under Topic 360. In addition, the Company is evaluating the future use of equipment located in Australia, and may transfer the equipment to other facilities when economically justified and, if transferred, would record expense to dismantle and move such equipment.

During 2008, the Company also recorded additional asset impairments in the U.S. of approximately $1,000 based upon the Company’s evaluation under Topic 360.

During 2009, the Company charged a total of $4,080 for restructuring and impairments-related expense in the Clothing, Rolls and Corporate segments consisting of $1,233, $1,662 and $1,185, respectively. During 2009, the Company continued its program of streamlining its operating structure and recorded restructuring expenses of approximately $3,600 in connection therewith, which was partially reduced by a gain on the sale of its rolls manufacturing facility in Sweden of approximately $1,200. The Company also impaired $1,669 of long-term assets at various locations around the world.

The Company estimates restructuring expenses of approximately $13,000 during 2010, primarily related to a continuation of streamlining its operating structure.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2009

The table below sets forth the significant components and activity in the restructuring program and asset impairments during 2009:

	Balance at December 31 2008	Charges	Write- offs	Currency Effects	Cash Payments	Balance at December 31 2009
Severance	$5,422	$3,551	$—	$143	$(8,158)	$958
Facility costs	2,455	(1,140)	—	117	(377)	1,056
Asset impairments	—	1,669	(1,669)	—	—	—

Total	$7,877	$4,080	$(1,669)	$260	$(8,535)	$2,014

The table below sets forth the significant components and activity in the restructuring program and asset impairments during 2008:

	Balance at December 31 2007	Charges	Write- offs	Currency Effects	Cash Payments	Balance at December 31 2008
Severance	$2,046	$8,804	$—	$(476)	$(4,952)	$5,422
Facility costs	—	4,175	—	50	(1,770)	2,455
Asset impairments	—	3,989	(3,989)	—	—	—

Total	$2,046	$16,968	$(3,989)	$(426)	$(6,722)	$7,877

The table below sets forth the significant components and activity in the restructuring program and asset impairments during 2007:

	Balance at December 31 2006	Charges	Write- offs	Currency Effects	Cash Payments	Balance at December 31 2007
Severance	$949	$7,344	$—	$234	$(6,481)	$2,046
Asset impairments	—	389	(389)	—	—	—

Total	$949	$7,733	$(389)	$234	$(6,481)	$2,046

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

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2009

The “Corporate” column consists of the Company’s headquarters, related assets and expenses that are not allocable to reportable segments. Significant Corporate assets include cash, investments in subsidiaries and deferred financing costs. Corporate depreciation and amortization consists primarily of deferred financing costs. Corporate segment earnings (loss) consists of general and administrative expenses. The “Eliminations” column represents eliminations of investments in subsidiaries.

Summarized financial information for the Company’s reportable segments is presented in the tables that follow for each of the three years in the period ended December 31, 2009.

	Clothing	Roll Covers	Corporate	Eliminations	Total
2009:
Net sales	$331,398	$168,693	$—	$—	$500,091
Depreciation and amortization (1)	29,432	12,137	298	—	41,867
Segment Earnings (Loss)	80,305	36,677	(20,506)	—
Total assets	542,616	240,863	696,464	(786,432)	693,511
Capital expenditures	16,321	2,557	654	—	19,532
2008:
Net sales	$413,236	$224,903	$—	$—	$638,139
Depreciation and amortization (1)	32,155	13,501	272	—	45,928
Segment Earnings (Loss)	114,129	55,617	(11,859)	—
Total assets	548,851	337,555	809,445	(877,754)	818,097
Capital expenditures	28,492	10,143	393	—	39,028
2007:
Net sales	$408,130	$207,296	$—	$—	$615,426
Depreciation and amortization (1)	30,719	14,548	273	—	45,540
Segment Earnings (Loss)	103,685	53,815	(12,411)	—
Total assets	609,240	307,657	833,688	(851,558)	899,027
Capital expenditures	33,728	13,927	204	—	47,859

(1)	Depreciation and amortization excludes amortization of financing costs of $5,417, $4,670, and $3,676 for 2009, 2008 and 2007, respectively.

Provided below is a reconciliation of Segment Earnings (Loss) to income before provision for income taxes for each of the three years in the period ended December 31, 2009:

	2009	2008	2007
Segment Earnings (Loss):
Clothing	$80,305	$114,129	$103,685
Roll Covers	36,677	55,617	53,815
Corporate	(20,506)	(11,859)	(12,411)
Non-cash compensation and related expenses	(2,305)	(2,009)	(1,749)
Net interest expense	(67,300)	(58,504)	(53,126)
Depreciation and amortization (2)	(41,867)	(45,928)	(45,540)
Restructuring and impairments expenses	(4,080)	(16,968)	(7,733)
Unrealized foreign exchange gain (loss) on revaluation of debt	—	1,985	(4,198)
Expenses related to debt or equity financing	—	(5,966)	—
Goodwill impairment	(80,600)	—	(185,300)

Income (loss) before provision (benefit) for income taxes	$(99,676)	$30,497	$(152,557)

(2)	Excludes amortization of deferred finance costs that are charged to interest expense.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2009

Information concerning principal geographic areas is set forth below. Net sales amounts are by geographic area of product destination. Net sales amounts are for the years ended December 31 and property, plant and equipment amounts are as of December 31.

	North America	Europe	Asia- Pacific	Other	Total
2009:
Net sales (3)	$175,457	$206,969	$67,752	$49,913	$500,091
Property, plant and equipment (4)	112,137	167,251	46,033	60,128	385,549
2008:
Net sales (3)	$227,337	$237,054	$99,456	$74,292	$638,139
Property, plant and equipment (4)	115,117	176,738	46,264	46,471	384,590
2007:
Net sales (3)	$234,517	$228,372	$86,459	$66,078	$615,426
Property, plant and equipment (4)	129,541	196,646	42,261	53,022	421,470

(3)	Included in North America are net sales in the United States of $135,449, $168,999 and $170,005 for 2009, 2008 and 2007, respectively.
(4)	Included in North America are property, plant and equipment in the United States of $76,161, $82,025 and $86,780 as of December 31, 2009, 2008 and 2007, respectively. Included in Europe is property, plant and equipment in Germany of $76,070, $79,630 and $88,014 as of December 31, 2009, 2008 and 2007, respectively.

XERIUM TECHNOLOGIES, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(dollars in thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Classification	Balance at Beginning of Year	Charged (credited) to Cost and Expense	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year
For the year-ended December 31, 2009:
Allowance for doubtful accounts	$14,937	$(4,963)	$951	$(3,555)	$7,370
For the year-ended December 31, 2008:
Allowance for doubtful accounts	$5,367	$11,397	$(441)	$(1,386)	$14,937
For the year-ended December 31, 2007:
Allowance for doubtful accounts	$4,220	$1,740	$530	$(1,123)	$5,367
ALLOWANCE FOR SALES RETURNS
Classification	Balance at Beginning of Year	Charged to Revenue	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year
For the year-ended December 31, 2009:
Allowance for sales returns	$6,525	$5,497	$850	$(6,450)	$6,422
For the year-ended December 31, 2008:
Allowance for sales returns	$7,586	$7,782	$(805)	$(8,038)	$6,525
For the year-ended December 31, 2007:
Allowance for sales returns	$5,448	$6,195	$593	$(4,650)	$7,586
ALLOWANCE FOR CUSTOMER REBATES
Classification	Balance at Beginning of Year	Charged to Revenue	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year
For the year-ended December 31, 2009:
Allowance for customer rebates	$1,620	$1,008	$82	$(1,278)	$1,432
For the year-ended December 31, 2008:
Allowance for customer rebates	$2,002	$1,133	$(118)	$(1,397)	$1,620
For the year-ended December 31, 2007:
Allowance for customer rebates	$2,389	$2,263	$219	$(2,869)	$2,002
WARRANTY LIABILITY
Classification	Balance at Beginning of Year	Charged to Revenue or Cost of Sales	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year
For the year-ended December 31, 2009:
Warranty liability	$2,424	$2,018	$80	$(2,549)	$1,973
For the year-ended December 31, 2008:
Warranty liability	$2,857	$1,979	$(136)	$(2,276)	$2,424
For the year-ended December 31, 2007:
Warranty liability	$2,969	$1,636	$246	$(1,994)	$2,857

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of Xerium Technologies, Inc.

3.2(1)	Amended and Restated By-Laws of Xerium Technologies, Inc.

4.1(1)	Registration Rights Agreement by and among Xerium Technologies, Inc. and certain of its investors.

4.2(2)	Form of Stock Certificate for Common Stock, incorporated by reference to Exhibit 4.2 to Xerium Technologies, Inc.’s Registration Statement on Form S-1/A filed on May 3, 2005, Registration Number 333-114703.

4.3(9)	Dividend Reinvestment Plan, incorporated by reference to 8-K filed February 20, 2007.

10.1(1)	Credit Agreement, dated as of May 18, 2005 among Xerium Technologies, Inc. and certain financial institutions as the Lenders.

10.3(1)+	Employment Agreement with Michael O’Donnell.

10.5(30)+	2005 Equity Incentive Plan.

10.6(4)+	Xerium Technologies, Inc. 2006 Cash Incentive Bonus Plan.

10.7(2)+	Form of 2005 Performance-Based Restricted Stock Units Agreement for Executive Officers.

10.8(31)+	Form of 2005 Time-Based Restricted Stock Units Agreement for Executive Officers.

10.9(32)+	Form of Restricted Stock Units Agreement for Directors.

10.10(3)	Amendment No. 1 to Credit Agreement, dated as of February 8, 2006, among Xerium Technologies, Inc. and certain financial institutions as the Lenders.

10.11(4)+	Form of 2007 Corporate Award for Executive Officers under the Xerium Technologies, Inc. 2006 Cash Incentive Bonus Plan.

10.13(6)+	Amended and Restated Service Contract with John Badrinas.

10.14(7)	Amendment No. 2 to Credit Agreement, dated as of December 22, 2006, among Xerium Technologies, Inc. and certain financial institutions as the Lenders.

10.15(8)	Letter Agreement, dated as of December 22, 2006, by and among Xerium Technologies, Inc., Apax WWW Nominees Ltd. AE4, Apax WW Nominees Ltd. and Apax Xerium APIA LP.

10.16(11)+	Form of Performance Based Restricted Stock Units Agreement (based upon a 2007 performance metric) under the 2005 Equity Incentive Plan.

10.17(12)	Amendment No. 3 to Credit Agreement, dated as of May 2, 2007, among Xerium Technologies, Inc. and certain financial institutions as the Lenders.

10.18(13)	Letter Agreement, dated as of May 2, 2007, by and among Xerium Technologies, Inc., Apax WWW Nominees Ltd. AE4, Apax WW Nominees Ltd. and Apax Xerium APIA LP.

10.19(14)+	Form of 2007 Shareholder Return Based Restricted Stock Units Agreement under the 2005 Equity Incentive Plan.

10.20(15)+	Form of 2008 Shareholder Return Based Restricted Stock Units Agreement under the 2005 Equity Incentive Plan.

10.21(16)+	Form of 2008 Time-Based Restricted Stock Units Agreement under the 2005 Equity Incentive Plan.

10.22(17)+	Employment Agreement with Stephen R. Light.

Exhibit Number	Description of Exhibit

10.23(18)+	Amendment No. 1 to Employment Agreement between Xerium Technologies, Inc. and Michael O’Donnell dated February 11, 2008.

10.24(25)+	Amendment No. 1 to Employment Agreement with Stephen R. Light.

10.25(26)+	2008 Time-Based Restricted Stock Units Agreement with Stephen R. Light.

10.26(27)+	Amended and Restated Service Contract with Peter Williamson.

10.27(38)+	Description of Compensation for Non-Management Directors.

10.28(29)	Amendment No. 4 and Waiver to Credit Agreement, dated as of April 8, 2008, among Xerium Technologies, Inc. and certain financial institutions as the Lenders.

10.29(19)+	Amendment No. 1 to the 2005 Equity Incentive Plan.

10.30(20)+	Amendment No. 2 to the 2005 Equity Incentive Plan.

10.31(21)+	Performance Criteria Terms for Performance-Based Awards Under the 2005 Equity Incentive Plan.

10.32(22)+	Amendment No. 5, dated as of May 30, 2008, to the Credit Agreement.

10.34(24)+	Form of Independent Director Indemnification Agreement entered into between the Registrant and the Registrant’s independent directors.

10.35(39)+	Xerium Technologies, Inc. Performance Award Program for 2009.

10.36(34)+	Amended and Restated Employment Agreement with David Pretty.

10.37(35)+	Employment Agreement with Thomas C. Johnson.

10.38(39)+	Amendment No. 3 to the 2005 Equity Incentive Plan.

10.39(41)+	Employment Agreement with David Maffucci.

10.40(42)+	Supplemental Agreement No. 1 to Management Services Contract with Peter Williamson.

10.41(43)+	Amendment to Employment Agreement with David G. Maffucci.

10.42(44)	Waiver and Amendment No. 1 to Credit Agreement, dated as of September 29, 2009, by and among Xerium Technologies, Inc., certain subsidiaries of Xerium Technologies, Inc. and certain financial institutions as the Lenders.

10.43(45)+	2009 Director Restricted Stock Units Agreement dated as of June 9, 2009.

10.44(46)+	2009 Director Restricted stock Units Agreement dated as of August 4, 2009.

10.45(47)	Waiver and Amendment No. 2 to Credit Agreement, dated as of December 14, 2009, by and among Xerium Technologies, Inc., certain subsidiaries of Xerium Technologies, Inc. and certain financial institutions as the Lenders.

10.46(48)+	Employment Agreement with Eduardo Fracasso.

10.47(48)+	Amendment No. 2 to Employment Agreement with Stephen R. Light.

10.48(48)+	2010 Performance-Based Restricted Stock Units Agreement with Stephen R. Light.

10.49(48)+	Stock Purchase Agreement with Stephen R. Light.

21.1(48)	Subsidiaries of the Registrant.

23.1(48)	Consent of Ernst & Young LLP.

31.1(48)	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit

31.2(48)	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(48)	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(48)	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2005 filed on June 23, 2005.
(2)	Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1/A filed on May 3, 2005, Registration Number 333-114703.
(3)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2006, and incorporated herein by reference.
(4)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 30, 2007, and incorporated herein by reference.
(5)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 27, 2006, and incorporated herein by reference.
(6)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2007, and incorporated herein by reference.
(7)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2006, and incorporated herein by reference.
(8)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 22, 2006, and incorporated herein by reference.
(9)	Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on February 20, 2007, and incorporated herein by reference.
(11)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 30, 2007, and incorporated herein by reference.
(12)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 2, 2007, and incorporated herein by reference.
(13)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 2, 2007, and incorporated herein by reference.
(14)	Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 2, 2007, and incorporated herein by reference.
(15)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2008, and incorporated herein by reference.
(16)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 7, 2008, and incorporated herein by reference.
(17)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 12, 2008, and incorporated herein by reference.
(18)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 12, 2008, and incorporated herein by reference.
(19)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2008, and incorporated herein by reference.
(20)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 11, 2008, and incorporated herein by reference.
(21)	Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 11, 2008, and incorporated herein by reference.
(22)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2008, and incorporated herein by reference.
(23)	Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2008, and incorporated herein by reference.

(24)	Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2008, and incorporated herein by reference.
(25)	Filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed on April 8, 2008, and incorporated herein by reference.
(26)	Filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed on April 8, 2008, and incorporated herein by reference.
(27)	Filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed on April 8, 2008, and incorporated herein by reference.
(28)	Filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on April 8, 2008, and incorporated herein by reference.
(29)	Filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed on April 8, 2008, and incorporated herein by reference.
(30)	Incorporated by reference to Exhibit 10.7 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2005 filed on June 23, 2005.
(31)	Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A filed on May 3, 2005, Registration Number 333-114703.
(32)	Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/A filed on May 3, 2005, Registration Number 333-114703.
(33)	Filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2009, and incorporated herein by reference.
(34)	Filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2009, and incorporated herein by reference.
(35)	Filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2009, and incorporated herein by reference.
(36)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2009, and incorporated herein by reference.
(37)	Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2009, and incorporated herein by reference.
(38)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2009, and incorporated herein by reference.
(39)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 11, 2009, and incorporated herein by reference.
(40)	Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2009, and incorporated herein by reference.
(41)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2009, and incorporated herein by reference.
(42)	Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2009, and incorporated herein by reference.
(43)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2009, and incorporated herein by reference.
(44)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 30, 2009, and incorporated herein by reference.
(45)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2009, and incorporated herein by reference.
(46)	Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2009, and incorporated herein by reference.
(47)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2009, and incorporated herein by reference.
(48)	Filed herewith.
+	Management contract or compensatory arrangement or plan.