Form 10-K/A
period 2009-12-31
XERIUM TECHNOLOGIES INC
filed 2010-04-26
CIK 1287151

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant on June 30, 2009 was approximately $24,863,053. There were 50,105,131 shares of the registrant’s common stock, $0.01 par value per share, outstanding as of April 23, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The registrant filed an Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”) on March 26, 2010, pursuant to which it incorporated by reference into Part III thereof portions of its definitive Proxy Statement for its 2010 Annual Meeting of Shareholders to be subsequently filed with the Securities and Exchange Commission (the “Proxy Statement”). The registrant has determined to amend the Form 10-K to include such Part III information in this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”), rather than incorporating it into the Form 10-K by reference to the Proxy Statement. Accordingly, Part III of the Form 10-K is hereby amended and restated in its entirety as set forth below.

Also included in this Form 10-K/A are (a) the signature page, (b) certifications required of the principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 and (c) the Exhibit Index, which has been amended and restated in its entirety as set forth below solely to include the additional certifications. Because no financial statements are contained within this Form 10-K/A, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K/A contains forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Undue reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance, or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include the following items:

•

we have filed for chapter 11 protection to effectuate the restructuring of our indebtedness as contemplated by the proposed joint prepackaged plan of reorganization approved by a majority of our lenders, although the outcome of any such proceeding is uncertain. The ultimate impact that the events occurring during these proceedings would have on our business, financial condition and results of operations and ability to retain executive officers and key employees cannot be predicted accurately or quantified;

•	we may be unable to achieve the objectives of our restructuring efforts, regardless of whether our proposed plan of reorganization is approved by the bankruptcy court;

•

our chapter 11 proceeding may take longer than we expect or our proposed plan of reorganization may not be confirmed by the bankruptcy court, which could increase the costs of the proceeding, reduce the likelihood of successfully emerging from bankruptcy, and negatively affect our business;

•

if our proposed plan of reorganization is confirmed, our existing common stockholders will be severely diluted. Our lenders will own in excess of 80% of our common stock and as such will be able to control all elections for directors. Our existing common stockholders may have little or no influence;

•	the bankruptcy court could determine that liquidation under chapter 7 of the Bankruptcy Code is in the best interests of our creditors;

•

our financial results face increased exposure to currency and interest rate fluctuations, as our banks have limited our ability to enter into hedging arrangements and our interest rate swaps have been terminated with the counterparties;

•

our credit issues and bankruptcy may cause our customers and vendors to seek financial assurances from us before they are willing to continue doing business with us, and they may instead choose to do business with our competitors. This may result in decreased revenues or increased costs of our operations, or negatively impact our ability to operate our business, thereby adversely affecting our results of operations;

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

•

we are subject to the risk of terrorist attacks or an outbreak or escalation of any insurrection or armed conflict involving the United States or any other country in which we conduct business, or any other national or international calamity, including natural disasters;

•	we are subject to any future changes in government regulation; and

•	we are subject to any changes in U.S. or foreign government policies, laws and practices regarding the repatriation of funds or taxes.

Other factors that could materially affect our actual results, levels of activity, performance or achievements can be found in our “Risk Factors” section in our Annual Report on Form 10-K. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we project. Any forward-looking statement in this Annual Report on Form 10-K/A reflects our current views with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise.

All references in this Annual Report to “Xerium”, “we”, “our” and “us” means Xerium Technologies, Inc.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE

Directors

The following table sets forth as to each of our directors: (i) his positions with us and his principal occupation during the past five years; (ii) his other directorships, including any directorships held during the past five years, with publicly held companies or investment companies; (iii) his age as of April 23, 2010; and (iv) his period of service as a director.

Name	Positions with Xerium and Principal Occupation and Other Directorships	Age	Director Since
Stephen R. Light	Mr. Light has served as our President, Chief Executive Officer and as a director since February 2008. Beginning in July 2008, Mr. Light has also served as Chairman. Mr. Light was previously President and Chief Executive Officer of Flow International Corp., a publicly traded producer of industrial waterjet cutting and cleaning equipment from January 2003 to July 2007. Prior to Flow, Mr. Light was President and Chief Executive Officer of OmniQuip Textron from October 2000 to January 2003. Mr. Light has also held various management positions within General Electric Company, Emerson Electric Co. and Koninklijke Philips N.V. Mr. Light’s leadership skills and management experience qualify him to serve on the Board.	63	February 2008

Jay J. Gurandiano	Mr. Gurandiano has served as a director since December 1, 2008. He has been the Managing Director of Stone House Investment Holdings Inc., an investment holdings company, since January 2001. He also serves as the Chairman of the Board of Directors of Ainsworth Lumber Co. Ltd., a lumber and wood products company. Mr. Gurandiano’s management experience, particularly with respect to the paper industry, and legal background qualify him to serve on the Board.	63	December 2008

David G. Maffucci	Mr. Maffucci has served as our Executive Vice President and Chief Financial Officer since June 2009, and as a director since December 1, 2008. Mr. Maffucci served as Executive Vice President and President of the Newsprint Division of Bowater Incorporated, a manufacturer of newsprint and other specialty paper, pulp, and solid wood products, from 2005 until 2006. Previously, from 2002 to 2005, he was Executive Vice President and Chief Financial Officer, and from 1995 to 2002, he was Senior Vice President and Chief Financial Officer of Bowater Incorporated. Mr. Maffucci also serves as a director of Martin Marietta Materials, Inc., a producer of construction aggregates. Mr. Maffucci’s experience in the paper industry and his management skills qualify him to serve on the Board.	59	December 2008

Name	Positions with Xerium and Principal Occupation and Other Directorships	Age	Director Since
Edward Paquette	Mr. Paquette has served as a director since July 2004. He served as Vice President, Chief Financial Officer and a director of Standex International Corp., a diversified manufacturing company listed on the New York Stock Exchange (“NYSE”), from September 1997 to August 2001, when he retired. Prior to joining Standex International Corp., he was a certified public accountant and partner at Deloitte & Touche LLP for 26 years. Mr. Paquette’s financial expertise and accounting skills, as well as his past management experience with a manufacturing company, qualify him to serve on the Board.	74	July 2004

John G. Raos	Mr. Raos has served as a director since December 1, 2008. Since June 2000, he has served as the Chief Executive Officer and a director of Precision Partners, Inc., a contract manufacturing company. Mr. Raos also serves as a director of Numerex Corp., a communications and technology company. Mr. Raos’s executive experience and accounting background qualify him to serve on the Board.	61	December 2008

Executive Officers

The following table sets forth information regarding our executive officers as of April 23, 2010.

Name	Age	Position
Stephen R. Light	63	President, Chief Executive Officer and Chairman
David G. Maffucci	59	Executive Vice President, Chief Financial Officer and Director
Joan “John” Badrinas Ardevol	56	President—Europe Rolls and Chief Technology Officer
Thomas Johnson	57	President—Xerium Asia
David Pretty	46	President—Xerium Europe PMC and North America
Eduardo Fracasso	50	President—Xerium South America
Kevin McDougall	51	Executive Vice President, General Counsel

Stephen R. Light has served as our President, Chief Executive Officer and as a director since February 2008. Beginning in July 2008, he has also served as our Chairman. He was previously President and Chief Executive Officer of Flow International Corp., a publicly traded producer of industrial waterjet cutting and cleaning equipment from January 2003 to July 2007. Prior to Flow, Mr. Light was President and Chief Executive Officer of OmniQuip Textron from October 2000 to January 2003. Mr. Light has also held various management positions within General Electric Company, Emerson Electric Co. and Koninklijke Philips N.V.

David G. Maffucci has served as our Executive Vice President and Chief Financial Officer since June 2009, and as a director since December 1, 2008. Mr. Maffucci served as Executive Vice President and President of the Newsprint Division of Bowater Incorporated, a manufacturer of newsprint and other specialty paper, pulp, and solid wood products, from 2005 until 2006. Previously, from 2002 to 2005, he was Executive Vice President and Chief Financial Officer, and from 1995 to 2002, he was Senior Vice President and Chief Financial Officer of Bowater Incorporated. Mr. Maffucci also serves as a director of Martin Marietta Materials, Inc., a producer of construction aggregates.

Joan “John” Badrinas Ardevol has served as our President—Europe Rolls since February 2010 and Chief Technology Officer since February 2008. Mr. Badrinas served as our President—Clothing Europe since joining

Xerium in July 2006 until February 2008. He served as President of Trelleborg Automotive Europe from September 2000 until July 2006. From May 1996 until 2000, Mr. Badrinas was Group Technical Director of BTR Anti-Vibrations Systems, which was sold to Trelleborg AB and became Trelleborg Automotive Europe. Previously, from 1984 to 1996, he held a series of positions ranging from Product Development Engineer to Industrial Operations Director with Pendelastica s.a. in Spain, a manufacturer of rubber and metal anti-vibration components used in automotive applications.

Thomas Johnson has served as our President—Xerium Asia since September 2008. Mr. Johnson served as our Executive Vice President—Corporate Operations since joining Xerium in April 2008 until September 2008. From August 1996 until November 2007, he served as Executive Vice President—Flow Asia of Flow International Corporation, a company that develops and manufactures ultrahigh-pressure (UHP) waterjet technology, and is a provider of robotics and assembly equipment.

David Pretty has served as President—Xerium North America since February 2008 and Europe PMC since February 2010. He served as President—Weavexx, our North American clothing operation, from December 2005 until February 2008. From November 2004 to December 2005 he was the Senior Vice President—Sales, Marketing, Technology and Operations for Weavexx. From August 2003 to November 2004 he was the Senior Vice President—Sales, Marketing and Technology for Weavexx. From August 2000 until August 2003 he was the Vice President—Sales and Marketing for Weavexx.

Eduardo Fracasso has served as President—Xerium South America since January 2008. From June 2007 to December 2007 he served as President—Xerium Brazil. Prior to that, he held various operational positions within our Brazilian subsidiaries over a period of approximately 18 years, most recently as Operational Director.

Kevin McDougall has served as Executive Vice President and General Counsel since April 6, 2010. From 2007 to April 2, 2010, he served as Executive Vice President and General Counsel of HVM, LLC, the management company for Extended Stay Hotels, a hotel chain. From 2003 to 2007, Mr. McDougall was employed at BI-LO LLC and Bruno’s Supermarkets, Inc., a supermarket chain, most recently serving as Senior Vice President, General Counsel and Secretary. In February 2009 and March 2009, respectively, Bruno’s and BI-LO each filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code. From 1998 to 2002, he was the Vice President and General Counsel-Worldwide at Bell & Howell/Bell & Howell Mail and Messaging Technologies Company, a developer of production mail equipment and software technologies. He also served as Corporate Counsel (from 1986 to 1991) and Vice President and Senior Counsel (from 1991 to 1998) at GE Capital/GE Capital Mortgage Corporation.

Corporate Code of Business Conduct and Ethics and Corporate Governance Guidelines

We have adopted a Corporate Code of Business Conduct and Ethics for our directors, officers and employees, including our chief executive officer, chief financial officer and controller. A copy of our Corporate Code of Business Conduct and Ethics may be accessed free of charge by visiting our website at www.xerium.com or by requesting a copy from Investor Relations, Xerium Technologies, Inc., 8537 Six Forks Road, Suite 300, Raleigh, NC 27615. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver from, a provision of the Corporate Code of Business Conduct and Ethics that applies to our chief executive officer, chief financial officer or controller by posting the amendment or waiver to our website.

A copy of our Corporate Governance Guidelines may also be accessed by visiting our website at www.xerium.com or by requesting a copy from Investor Relations, Xerium Technologies, Inc., 8537 Six Forks Road, Suite 300, Raleigh, NC 27615.

Audit Committee

Edward Paquette is the current chairman and Jay J. Gurandiano and John G. Raos are the other current members of the Audit Committee. The Audit Committee met 10 times during 2009. The Board has determined that each member of the Audit Committee is independent within the meaning of the rules and regulations of the NYSE. Furthermore, as required by the rules and regulations of the Securities and Exchange Commission (the “SEC”), no member of the Audit Committee receives, directly or indirectly, any consulting, advisory, or other compensatory fees from us other than Board and committee fees. The Board has determined that Edward Paquette is an “audit committee financial expert” within the meaning of the rules and regulations of the SEC. The Audit Committee operates pursuant to a written charter that is available on our website at www.xerium.com or by requesting a copy from Investor Relations, Xerium Technologies, Inc., 8537 Six Forks Road, Suite 300, Raleigh, NC 27615.

The principal duties and responsibilities of the Audit Committee are as follows: (a) to monitor our financial reporting process and internal control systems; (b) to appoint and replace our independent registered public accounting firm, determine their compensation and other terms of engagement and oversee their work; (c) to oversee the performance of our internal audit function; and (d) to oversee our compliance with legal, ethical and regulatory matters. The Audit Committee and the Board have established procedures for the receipt, retention, and treatment of complaints received by us regarding accounting, internal accounting controls, or auditing matters and for confidential, anonymous submission by our employees of concerns regarding questionable accounting or other matters. The Audit Committee also has the authority to hire independent counsel and other advisors to carry out the Audit Committee’s duties. We are required to provide appropriate funding, as the Audit Committee determines, to compensate any advisors retained by the Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, certain of our officers and persons who own more than 10% of our common stock to file reports of ownership of, and transactions in, our common stock with the Securities and Exchange Commission. Based on our review of the reports we have received, we believe that all of our directors, officers and persons owning more than 10% of our common stock complied with all reporting requirements applicable to them with respect to transactions in 2009, except that: Thomas Johnson, filed a late Form 4 on January 7, 2010 with respect to a transaction on April 23, 2009; Joan “John” Badrinas Ardevol, David J. Pretty and Peter Williamson each filed a late Form 4 on January 7, 2010 with respect to transactions on January 21, 2009; and Stephen R. Light filed a late Form 4 on January 7, 2010 with respect to transactions on January 21, 2009 and June 12, 2009;

New York Stock Exchange Rule 303A.12

In July of 2009 we filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding our compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, we have filed as exhibits to this annual report on Form 10-K/A the applicable certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of our public disclosures.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion & Analysis

Overview of Compensation Program. The Compensation Committee operates under a written charter adopted by the Board and discharges the responsibilities of the Board relating to the compensation of our executive officers. In 2009, the executive officers’ compensation had three primary components: base compensation or salary, short-term incentive compensation and long-term equity based awards. Executive officers also receive a variety of benefits. These include benefits that are available generally to all salaried employees in the geographical location where the executive officer is based, as well as benefits available only to executive officers generally or a particular executive officer.

Named Executive Officers. This Compensation Discussion & Analysis provides information regarding the compensation paid to the following individuals, referred to as the Named Executive Officers, in 2009:

•	Stephen R. Light, President, Chief Executive Officer and Chairman

•	David G. Maffucci, Executive Vice President and Chief Financial Officer

•	Michael O’Donnell, Former Executive Vice President and Chief Financial Officer

•	David Pretty, President—Xerium Europe PMC and North America

•	Joan “John” Badrinas Ardevol, President—Europe Rolls and Chief Technology Officer

•	Peter Williamson, Former President—Xerium Europe

On May 1, 2009, Mr. O’Donnell resigned as our Executive Vice President and Chief Financial Officer. On June 8, 2009, David G. Maffucci, then a non-management director of Xerium, became our Executive Vice President and Chief Financial Officer. On March 31, 2010, Mr. Williamson ceased serving as our President—Xerium Europe when the term of his employment agreement expired and was not renewed.

Compensation Philosophy and Objectives. The Compensation Committee believes that the most effective executive compensation program is one that is tied to our achievement of specific annual, long-term and strategic goals, and which aligns executives’ interests with those of the stockholders by rewarding performance at and above established metrics, with the ultimate objective of improving stockholder value. The Compensation Committee evaluates both performance and compensation in an effort to enhance our ability to retain and, as necessary, attract superior employees in key positions. The Compensation Committee designs executive compensation packages for our executives, including the Named Executive Officers, that include both cash and stock-based compensation. While we have no specific policy or rigid formula regarding the proportion of total compensation that constitutes cash compensation or stock-based compensation, the Compensation Committee balances these compensation elements to reward annual results, motivate long-term performance, strengthen executive retention, and align the interests of executive officers with the interests of stockholders. In determining the appropriate balance of cash and stock-based compensation, the Compensation Committee considers, among other things, the total amount of equity of Xerium that the executive officer holds, the motivational value of various components of compensation to the executive officer, the compensation practices of other similarly situated companies, the cost to us of each compensation element, and the overall balance and reasonableness of the executive officer’s total compensation package. The Compensation Committee also assesses the potential share dilution resulting from “at plan” award levels of equity compensation.

Effect of 2009 Business Conditions on Executive Compensation. In light of difficult conditions in the paper industry and their impact on our ability to achieve performance targets for both cash and equity awards, the Compensation Committee considered executive retention in structuring the executive compensation program for 2009. The Compensation Committee also considered that previously granted performance-based equity awards were not on target to vest, due in part to industry performance issues that were beyond the control of the management team. At the same time, the Compensation Committee considered the ability of the management team to succeed in streamlining costs and managing our resources under difficult economic conditions, as well as their contributions to our restructuring efforts.

Role of Executive Officers in Compensation Decisions. The Compensation Committee makes all compensation decisions for the executive officers. The Chief Executive Officer makes recommendations to the Compensation Committee regarding compensation, including with respect to salary adjustments, structure of annual awards, annual award amounts and specified performance thresholds at which incentives would be earned for both himself and the other executive officers. The Chief Executive Officer discusses with the Compensation Committee our performance and the individual performance of himself and the other executive officers at least annually. In addition to the Chief Executive Officer, the Chief Financial Officer and the Vice President, Human Resources are sometimes present for discussions of the Compensation Committee regarding compensation of executive officers. While the Compensation Committee considers the recommendations of the Chief Executive Officer, the Compensation Committee ultimately decides salary adjustments, the structure of annual awards and annual award amounts for all executive officers.

Setting Executive Compensation. At the request of the Compensation Committee, we engaged Towers Watson & Co., an internationally recognized compensation consulting firm, to conduct an annual review of our cash and equity compensation program for the Chief Executive Officer and other executive officers in order to assist the Compensation Committee in establishing compensation for 2009. Towers Watson & Co. provided the Compensation Committee with relevant market data to consider when making compensation decisions for the executive officers. In connection with its compensation review for us, in addition to general survey data, Towers Watson & Co. considered the cash and equity compensation practices of 15 publicly held companies in the manufacturing industry. The companies included in the study were the following:

• Actuant Corporation	• Kaydon Corporation
• Albany International Corp.	• Lydall, Inc.
• Barnes Group Inc.	• Nordson Corporation
• Circor International, Inc.	• Simpson Manufacturing Company Inc.
• CLARCOR Inc.	• Standex International Corporation
• Gerber Scientific, Inc.	• Tennant Company
• Idex Corp.	• Watts Water Technologies, Inc.
• Kadant Inc.

These companies included in the Towers Watson & Co. study were chosen based on certain business characteristics similar to those of Xerium, including: annual revenues, employee headcount, geographic scope of business, and type of business. In addition to peer group information and general survey data, the Compensation Committee has historically taken into account input from other sources, including input from other independent members of the Board of Directors, publicly available data relating to the compensation practices and policies of other companies within and outside of our industry, and targeted publications of independent associations of corporate directors. The Compensation Committee does not view benchmarking as an appropriate stand-alone tool for setting compensation because it believes that there are aspects of each peer company’s business, objectives and particular circumstances that may be unique to that company. The Compensation Committee uses the peer group data as a reference point, and gathering this information is an important part of the Compensation Committee’s compensation-related decision-making process.

Towers Watson & Co. has provided additional services to us, including the provision of actuarial services and consulting services relating to certain pension and post-retirement plans of Xerium and our subsidiaries. The Compensation Committee has in the past and may in the future retain the services of third-party executive compensation specialists, as the Committee sees fit, in connection with the establishment of cash and equity compensation and related policies.

2009 Executive Compensation Components. For the fiscal year ended December 31, 2009, the principal components of compensation for our Named Executive Officers were base salary, short-term incentive compensation and long-term equity based awards.

We do not have a formal or informal policy or target for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Instead, the Compensation Committee, in consultation with the Chief Executive Officer, determines subjectively what it believes to be the appropriate level and mix of the various compensation components. While the particular compensation objectives that each element of executive compensation serves are set forth below, the Compensation Committee believes that each element of compensation, to a greater or lesser extent, serves each of the objectives of our executive compensation program. Our policy is to provide our executive officers with compensation opportunities that are based upon our performance, their individual performance and their contribution to our performance. The elements of individual performance that are considered by the Compensation Committee include both directly quantifiable metrics, such as achievement of business unit performance goals, in the case of individuals running business units, and factors that are not directly quantifiable, such as demonstrated leadership, responsiveness to unforeseen situations, ability to operate within challenging business environments, teamwork and demonstration of other values and work ethic that we believe is critical to our success.

Base Salary. The Compensation Committee annually reviews and approves the base salary of the chief executive officer and our other executive officers.

In making these determinations, the Compensation Committee considers various factors such as our performance, the executive’s performance and responsibilities, leadership, years of experience, competitive salaries within the marketplace, and the executive’s total compensation package. The following table sets forth annual base salary rates in effect at December 31, 2009 and December 31, 2008 for each of the Named Executive Officers, as well as percentage increases from 2008 to 2009:

Name	2009 Salary	2008 Salary	Percent Increase
Stephen R. Light	$710,000	$710,000	—
David G. Maffucci (1)	$415,000	—	—
Michael O’Donnell (1)	$415,000	$415,000	—
David Pretty	$350,000	$350,000	—
Peter Williamson (2)	$426,362	$449,820	—
Joan “John” Badrinas Ardevol (3)	$383,169	$404,250	—

(1)	Mr. Maffucci has served as our Executive Vice President and Chief Financial Officer since June 8, 2009. Prior to that date, he served as a non-management director on our Board of Directors. Mr. Maffucci replaced Mr. O’Donnell, who resigned from Xerium on May 1, 2009.
(2)	Mr. Williamson’s 2009 salary was 306,000 Euros and is converted from Euros at an assumed exchange rate of $1.39 per Euro, which represents the average exchange rate for 2009, and his 2008 salary was 306,000 Euros and is converted from Euros at an assumed exchange rate of $1.47 per Euro, which represents the average exchange rate for 2008. The percent increase column is calculated based on the increase in the amount of Euros.
(3)	Mr. Badrinas’ 2009 salary was 275,000 Euros and is converted from Euros at an assumed exchange rate of $1.39 per Euro, which represents the average exchange rate for 2009, and his 2008 salary was 275,000 Euros and is converted from Euros at an assumed exchange rate of $1.47 per Euro, which represents the average exchange rate for 2008. The percent increase column is calculated based on the increase in the amount of Euros.

For 2009, the Compensation Committee did not change the base salary of any of the Named Executive Officers from that in effect as of the end of 2008. The 2009 salary column for each of Messrs. Williamson and Badrinas in the table above and in the Summary Compensation Table does not set forth the same amounts as the 2008 salary column due to fluctuations in the currency exchange rates between the U.S. Dollar and the Euro.

In setting the amount of base salary of our new Chief Financial Officer, the Compensation Committee determined that it was in our best interests to attract and retain a Chief Financial Officer with proven strategic skills, extensive financial strength, and a deep understanding of our business, which Mr. Maffucci had demonstrated during his service as a non-management director and Chairman of our Audit Committee, and that the Chief Financial Officer’s base salary should be set at a level reflective of that objective. The Compensation Committee believes that Mr. Maffucci’s base salary is commensurate with his experience, qualifications and scope of responsibilities.

Short-Term Incentive Compensation. In order to reinforce the importance of increasing stockholder value, the Compensation Committee believes that a substantial portion of the potential annual compensation of each executive officer should be in the form of annual performance-based incentives. In 2009, we adopted two programs to provide for short-term incentive compensation to our executive officers for this purpose: the Performance Award Program (the “Performance Award Program for 2009”) and a discretionary cash bonus (the “Discretionary Cash Bonus for 2009”). Because the requirements under the Performance Award Program for 2009 were not achieved, the awards made to executive officers under the Performance Award Program for 2009 did not pay out.

On April 15, 2009, we adopted our Performance Award Program for 2009. The Performance Award Program for 2009 provided that the Compensation Committee could pay up to 50% of the awards in cash, with the balance to be paid in restricted stock units of Xerium that would be fully vested at grant and settled in shares of our common stock 91 days thereafter. The Compensation Committee chose this combination to balance the desire to provide executives with cash compensation for annual performance with the goal of aligning management with stockholder interests through stock ownership.

Each award under the Performance Award Program for 2009 had a time-based and a performance-based component. The time-based portion of each award would be earned if the participant remained continuously employed by us or a subsidiary through the date awards were paid, which would occur no later than March 31 of the calendar year following the performance year, and we were in compliance with the financial covenants in our senior credit facility (“Credit Agreement”) at the end of each quarter.

The Performance Award Program for 2009 provided for five types of performance-based awards for 2009: corporate awards, North America division awards, South America division awards, Europe division awards and Asia division awards. Some participants received only a corporate award, while others received both a corporate and a division award. Two measures of performance were relevant in determining the total amount to be paid out under each of the awards: a cash metric and an Adjusted EBITDA metric (as applied at the corporate or division level, as appropriate). These measures of performance were established consistent with our strategies of debt reduction, new product development, and emphasis on the contributions of employees. With corporate and division awards, each of the cash measure and the Adjusted EBITDA measure was assigned a relative weight. A specific target award was set for each participant in the Performance Award Program for 2009 equal to a percentage of his or her current base cash compensation. Thus, the amount of the performance-based payout to a participant who received a corporate award was a function of our performance against the 2009 corporate cash and Adjusted EBITDA targets and the size of the participant’s target award. Similarly, the amount of the performance-based payout to a participant who received a division award was a function of that division’s performance as against the 2009 division cash and Adjusted EBITDA targets and the size of the participant’s target award. The performance-based portion of each award would have been earned if the targets were achieved and the executive remained continuously employed by us or a subsidiary through December 31, 2009.

Awards for the 2009 performance year were not intended to qualify for the performance-based compensation exception under Section 162(m) of the Code for 2009. In determining whether to structure cash incentive awards to qualify as performance-based compensation within the meaning of Section 162(m) of the Code, the Compensation Committee balanced the benefits of the awards qualifying as performance-based compensation, within the meaning of Section 162(m) of the Code, and the overall goal of structuring awards designed both to incentivize the executives and to increase stockholder value.

The Compensation Committee selected each of our executive officers, as well as certain other key employees, as participants in the Performance Award Program for 2009 after consultation with the Chief

Executive Officer. If our performance or a Division’s performance, as applicable, had achieved one or both thresholds, then, subject to the other requirements of the awards, each Named Executive Officer would have received a payment based on a specified percentage of his base salary and the amount by which performance exceeded the applicable thresholds, provided that the maximum bonus any Named Executive Officer could receive under his award was his base salary multiplied by two times his specified percentage. With respect to Mr. Maffucci, his base salary was pro rated in this calculation to reflect that he joined us in June 2009 and his employment agreement requires that his total bonus compensation earned for 2009 shall not be less than 50% of this prorated amount. For 2009, the Committee selected the Named Executive Officers to receive an award with a specified target percentage set forth opposite each of their names below.

Name	Position	Specified Percentage
Stephen R. Light	President, Chief Executive Officer and Chairman	80%
David G. Maffucci	Executive Vice President and Chief Financial Officer	60%
Michael O’Donnell	Former Executive Vice President and Chief Financial Officer	60%
David Pretty	President—Xerium Europe PMC and North America	50%
Joan “John” Badrinas Ardevol	President—Europe Rolls and Chief Technology Officer	50%
Peter Williamson	Former President—Xerium Europe	50%

For each type of award, the Committee established the following targets for the performance measures applicable to the Named Executive Officers.

Type of Award	Target Cash	Target Adjusted EBITDA
Corporate	$97,095,000	$146,899,000
North America Division	$46,928,000	$53,338,000
Europe Division	$41,926,000	$67,736,000

The threshold below which no award would have been issued for any performance measure was 95% of target. Because the performance metrics for 2009 were not achieved and we were not in compliance with the requisite financial covenants under the Credit Agreement for each quarter, none of our Named Executive Officers received any payouts under the Performance Award Program for 2009.

On December 24, 2009, the Compensation Committee established the Discretionary Bonus Program for 2009, which was a $1.3 million discretionary bonus pool to be paid to our employees on January 15, 2010 for performance rendered by employees in 2009. The Compensation Committee determined to grant cash bonuses under the Discretionary Bonus Program for 2009, and determined the amount of such bonuses, following a detailed review of the performance of our management. This review considered specific significant individual achievements with respect to our expense reductions and management, working capital management, new product developments and other considerations. In addition, the Compensation Committee considered management’s contributions to our restructuring efforts. The Compensation Committee also considered the impact that the discretionary cash bonuses would have on promoting executive retention and loyalty to us during a period of difficult conditions in the paper industry and the resulting business challenges we faced. Following this review, the Compensation Committee concluded that, in light of their contribution to our company during 2009, cash bonuses to certain Named Executive Officers and other employees were warranted, notwithstanding our financial performance as a whole, and notwithstanding that the metrics under the Performance Award Program for 2009 had not been met. The following table sets forth the payments under the Discretionary Bonus Program for 2009 to our Named Executive Officers:

Name	Position	Discretionary Bonus
Stephen R. Light	President, Chief Executive Officer and Chairman	$100,000
David G. Maffucci	Executive Vice President and Chief Financial Officer	$100,000
Michael O’Donnell	Former Executive Vice President and Chief Financial Officer	—
David Pretty	President—Xerium Europe PMC and North America	$75,000
Joan “John” Badrinas Ardevol	President—Europe Rolls and Chief Technology Officer	$50,000
Peter Williamson	Former President—Xerium Europe	$35,000

Long-Term Compensation. We seek to create long-term performance incentives for our executive officers by aligning their economic interests with the interests of our stockholders through the 2005 Plan. The 2005 Plan provides for the grant of awards consisting of any or a combination of stock options, stock appreciation rights, restricted stock, unrestricted stock or stock unit awards to key employees, directors and consultants. Awards under the 2005 Plan align the economic interests of the executive officer with those of stockholders because the potential value of the awards is directly related to the future value of our stock.

The Compensation Committee administers the 2005 Plan and has the power to select participants, determine award terms and conditions and adopt, alter and repeal administrative rules, guidelines and practices applicable to the 2005 Plan.

During 2009, we granted time-based and performance-based restricted stock unit awards as described below. We believe that awards of time-based restricted stock units strengthen executive retention at Xerium by encouraging the Named Executives Officers to remain employed with us for the full vesting term of their awards, while promoting share ownership. We believe that performance-based restricted stock unit awards closely link compensation to our performance and promote accountability for performance.

Performance-Based Restricted Stock Unit Awards. Other than performance-based restricted stock units awarded to Named Executive Officers in 2009 under the terms of their employment agreements, no performance-based restricted stock units were awarded to Named Executive Officers. In March 2009, the Compensation Committee approved a contingent award of 946,969 performance-based restricted stock units to Mr. Light. We were obligated to grant these awards to Mr. Light pursuant to the terms of his employment agreement, but the per-participant, per-year limitations under the 2005 Equity Incentive Plan prevented us from granting these awards outright. As a result, the performance-based restricted stock unit awards to Mr. Light were made contingent on stockholder approval of an increase in the per-participant, per-year limitation on the size of awards under the 2005 Plan, which was obtained at the 2009 Annual Meeting held on June 9, 2009. On June 8, 2009, we also granted Mr. Maffucci 37,500 performance-based restricted stock units under the 2005 Equity Incentive Plan in connection with the terms of his employment agreement upon becoming our Executive Vice President and Chief Financial Officer.

The following table sets forth the number of performance-based restricted stock units awarded to our Named Executive Officers in 2009.

Name	Position	Restricted Stock Units
Stephen R. Light	President, Chief Executive Officer and Chairman	946,969
David G. Maffucci	Executive Vice President and Chief Financial Officer	37,500
Michael O’Donnell	Former Executive Vice President and Chief Financial Officer	—
David Pretty	President—Xerium Europe PMC and North America	—
Joan “John” Badrinas Ardevol	President—Europe Rolls and Chief Technology Officer	—
Peter Williamson	Former President—Xerium Europe	—

Under the terms that applied at the date of grant, the awards would generally vest only if:

•

the per share price of our common stock on the New York Stock Exchange satisfies the annual Target Price that the Compensation Committee established in respect of the two years following the grant date; and

•	the Named Executive Officer continues to be employed with us through the second anniversary of the grant date.

The specific annual targets established by the Compensation Committee with respect to Mr. Light’s and Mr. Maffucci’s awards were as follows:

Determination Date	Price Target	Percentage Earned for Mr. Light	Percentage Earned for Mr. Maffucci
January 3, 2010	$9.50	50%	33%
January 3, 2011	$12.00	100%	100%

In general, the listed percentage of an award would vest only if the market price of our common stock on the determination date exceeds the price target. However, in the event that the price target on a determination date is not satisfied, but the price target for a subsequent determination date is satisfied, the previously unvested portion of the award related to the prior determination date would then vest.

These restricted stock units could also vest, in whole or in part, if a Change of Control (as defined in the applicable restricted stock unit agreement) occurs and the target price vesting requirements have previously been satisfied or would be satisfied based on the transaction price. Under the awards, we will issue one share of common stock in respect of each fully vested restricted stock unit.

However, these performance-based restricted stock units, together with all performance-based restricted stock units outstanding as of December 24, 2009, were amended on that date in connection with the Performance RSU Amendment. For additional information with respect to the Performance RSU Amendment, please see the section “Amendment of Outstanding Performance-Based Restricted Stock Units” below.

Amendment of Outstanding Performance-Based Restricted Stock Units. On December 24, 2009, the Compensation Committee approved an amendment to the terms of all performance-based restricted stock units of Xerium outstanding on that date (the “Performance RSU Amendment”). The Performance RSU Amendment provided that upon completion of a successful debt restructuring of Xerium, which shall constitute a new performance criterion, such performance-based restricted stock units shall vest and settle in full for employees who are continuously employed by us through the confirmation date of the plan of reorganization. In approving the amendment to our outstanding performance-based restricted stock units, the Compensation Committee specifically considered that we were likely to pursue a restructuring of our outstanding debt, which would involve the issuance of a substantial amount of equity of Xerium to our lenders. The Compensation Committee concluded that was that it was in our best interests that the Executive Officers and other employees holding performance-based restricted stock units have a financial incentive to remain with us through a restructuring process. The Compensation Committee, in consultation with Towers Watson & Co., determined that accelerated vesting of performance-based restricted stock units upon successful completion of a restructuring provides such an incentive.

The following table sets forth the number of performance-based restricted stock units held by our Named Executive Officers that were outstanding on December 24, 2009, and, as a result, were amended in connection with the Performance RSU Amendment.

Name	Position	Restricted Stock Units
Stephen R. Light	President, Chief Executive Officer and Chairman	946,969
David G. Maffucci	Executive Vice President and Chief Financial Officer	37,500
Michael O’Donnell	Former Executive Vice President and Chief Financial Officer	—
David Pretty	President—Xerium Europe PMC and North America	80,250
Joan “John” Badrinas Ardevol	President—Europe Rolls and Chief Technology Officer	80,250
Peter Williamson	Former President—Xerium Europe	64,000	(1)

(1)	Mr. Williamson’s employment with Xerium terminated on March 31, 2010 when the term of his agreement expired and was not renewed. Accordingly, Mr. Williamson will not vest in any performance-based RSU awards held by him at that date.

Time-Based Restricted Stock Unit Awards. Other than time-based restricted stock units awarded to Named Executive Officers in 2009 under the terms of their employment agreements, no time-based restricted stock units were awarded to Named Executive Officers. In March 2009, the Compensation Committee approved the following awards to Mr. Light: (i) an outright award of 341,761 time-based restricted stock units, and (ii) a contingent award of 605,209 time-based restricted stock units. We were obligated to grant a total of 946,970 time-based restricted stock units to Mr. Light pursuant to the terms of his employment agreement, but the per-participant, per-year limitations under the 2005 Equity Incentive Plan prevented us from granting the full amount of these awards outright. As a result, 605,209 of the time-based restricted stock unit awards to Mr. Light were made contingent on stockholder approval of an increase in the per-participant, per-year limitation on the size of awards under the 2005 Plan, which was obtained at the 2009 Annual Meeting held on June 9, 2009. On June 8, 2009, we also granted Mr. Maffucci a total of 112,500 time-based restricted stock units under the 2005 Equity Incentive Plan in connection with the terms of his employment agreement upon becoming our Executive Vice President and Chief Financial Officer.

Name	Position	Restricted Stock Units
Stephen R. Light	President, Chief Executive Officer and Chairman	946,970	(1)
David G. Maffucci	Executive Vice President and Chief Financial Officer	112,500	(2)
Michael O’Donnell	Former Executive Vice President and Chief Financial Officer	—
David Pretty	President—Xerium Europe PMC and North America	—
Joan “John” Badrinas Ardevol	President—Europe Rolls and Chief Technology Officer	—
Peter Williamson	Former President—Xerium Europe	—

(1)	Reflects 341,761 and 605,209 restricted stock unit awards granted on March 10, 2009 and June 9, 2009, respectively, that are subject to time-based conditions on vesting. These awards vest annually in equal installments on January 1, 2010 and 2011.
(2)	With respect to 75,000 of these time-based restricted stock units, the awards will vest in nearly equal installments on the June 8, 2010, 2011 and 2012. With respect to 37,500 of these time-based restricted stock units, 12,500 will vest on January 3, 2010 and the remaining 25,000 will vest on January 3, 2011.

The time-based restricted stock unit awards will vest as long as the Named Executive Officer continues to be employed by us on the applicable vesting dates, and is subject to earlier vesting in certain circumstances. In particular, in the event the Named Executive Officer’s employment terminates as a result of a “Change of Control” (as defined in the applicable restricted stock units agreement), a pro rata percentage shall become vested immediately and that portion of the award that is not then vested shall be forfeited automatically. If the Named Executive Officer ceases to be employed by us prior to a vesting date as a result of resignation, dismissal or any other reason, then the unvested portion of the award will be forfeited automatically. In the event of termination of the Named Executive Officer’s employment by us other than for “Cause” or termination for “Good Reason” (each as defined in the applicable restricted stock units agreement), a pro rata percentage of the unvested portion of the award will become vested on the date of termination. Following consultation with counsel, the Compensation Committee determined that our chapter 11 debt restructuring will not constitute a change in control under our time-based restricted stock unit agreements.

While the Compensation Committee’s current expectation is that all long-term equity award grants will be in the form of restricted stock unit awards, the Compensation Committee may determine to grant other types of equity awards in the future.

Ownership Guidelines. The Compensation Committee recognizes that alignment of the interests of executive officers with those of our stockholders is important. While the Compensation Committee does not believe that it is appropriate to set a particular level of ownership, it believes that equity based awards help to align these incentives and serve as an integral part of the executive officer compensation program.

401(k) Plans. Our Named Executive Officers resident in the United States participated in a tax-qualified defined contribution plan for non-union employees with a cash or deferred arrangement intended to qualify under Section 401(k) of the Code. The Named Executive Officers became eligible to participate in the plan after completing two months of employment with us. Each participant in the plan may elect to defer, in the form of contributions to the plan, up to 15% of compensation that would otherwise be paid to the participant in the applicable year, up to the statutorily prescribed annual limit. In 2008, under the plan in which our Named Executive Officers participate, we made a matching contribution with respect to each participant’s elective contributions, up to 4% of such participant’s compensation, subject to certain limitations. Effective February 5, 2009, we suspended matching contributions for the plan in which the United States resident Named Executive Officers participate.

Retirement Benefits. We maintain a pension plan for U.S. salaried employees, including certain of our executive officers (the “non-union U.S. pension plan”). The non-union U.S. pension plan is a funded, tax-qualified, noncontributory defined-benefit pension plan and is described in more detail below under the heading “Pension Benefits”. In 2009, Messrs. Williamson and Badrinas each participated in government pension arrangements in Germany. On September 24, 2008, we announced that we were freezing benefit pension accruals under the non-union U.S. pension plan effective December 31, 2008 so that future service beyond December 31, 2008 will no longer be credited under the non-union U.S. pension plan. Employees who were vested as of December 31, 2008 were entitled to their benefit earned as of December 31, 2008. Each of Messrs. O’Donnell and Pretty were vested as of December 31, 2008. Because Mr. Light did not satisfy the eligibility requirements of the non-union U.S. pension plan as of December 31, 2008 and because Mr. Maffucci was not employed by us as of December 31, 2008, neither Mr. Light or Mr. Maffucci participate in the plan.

We have also adopted an unfunded, nonqualified supplemental executive retirement plan (a “SERP”) for each of Messrs. Light and O’Donnell. Under the SERP, Messrs. O’Donnell will be entitled to receive at age 62, and Mr. Light will be entitled to receive on the first day of the month next following the date of his retirement, annual SERP payments equal to a specified percentage of his average annual base salary during the three years in which his base salary was highest during the ten years immediately prior to termination of employment (not including any compensation earned before January 1, 2004), multiplied by his years of service with us, less the amounts to which he is entitled under our U.S. pension plan. The SERP benefit formula is based on a percentage factor of 3% and 2.5% for Messrs. Light and O’Donnell, respectively. More detail regarding these SERPs is provided below under the heading “Pension Benefits.”

Perquisites and Other Personal Benefits. We provide the Named Executive Officers with perquisites and other personal benefits that the Compensation Committee believes are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior executive employees for key positions. These benefits include premiums paid for term life insurance policies, car allowances or an automobile for personal use, country club dues, housing and relocation expenses and annual physical exams. Attributed costs of the personal benefits described above for the Named Executive Officers for the fiscal year ended December 31, 2009, are included in the next to last column of the Summary Compensation Table below.

Employment Agreements. We have entered into Employment Agreements with certain key employees, including the Named Executive Officers. The employment agreements for the Named Executive Officers are described below under the heading “Employment Agreements and Potential Payments Upon Termination or Change in Control”. These agreements include severance arrangements and, in some cases, the level of severance is dependent upon the proximity of termination to a change of control (as defined in the applicable agreement). We believe that these arrangements support our ability to attract and retain superior executive employees and, if a change in control were to occur, to retain our executives through a period of uncertainty, enhance our value by keeping our management team intact and focused on the best interests of the stockholders, rather than their own job security.

Amendment of Employment Agreement with Mr. Light. On December 31, 2009, we entered into an amendment to the employment agreement with Mr. Light. Mr. Light’s original employment agreement provided that we were to grant him restricted stock units under our equity incentive plan with an aggregate value of $1.25 million on January 15, 2010. The per-participant, per-year limitations under the 2005 Equity Incentive Plan prevented us from fulfilling our contractual obligation and granting to Mr. Light the full amount of restricted stock units provided by his employment agreement. Thus, the amendment to Mr. Light’s employment agreement provided that in lieu of granting him such restricted stock units, we would instead:

•

Grant Mr. Light 500,000 performance-based restricted stock units on January 1, 2010, which vest annually over a three-year period if the price of our common stock meets or exceeds certain price targets approved by the Compensation Committee; and

•

Make a cash payment to Mr. Light of $825,000. Mr. Light also became obligated to use the total amount of such cash payment, less the amount necessary to satisfy Mr. Light’s tax obligation with respect to the cash payment, or $530,803, to purchase 795,280 shares of common stock from us at its agreed fair value, based on the average per share closing price on the New York Stock Exchange of our shares of common stock for the 20 trading days prior to January 1, 2010, of $0.6775. These shares of common stock were sold to Mr. Light on January 5, 2010 in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

The amendment to Mr. Light’s employment agreement also provided that if Mr. Light becomes and remains disabled, then, at the end of our short term disability period (which is currently six months), one-half of his then-unvested restricted stock units shall vest and the other one-half of his then-unvested restricted stock units shall be forfeited.

Tax and Accounting Implications.

Deductibility of Executive Compensation. In establishing compensation, the Compensation Committee takes into account the provisions of Section 162(m) of the Code, which exempts some performance-based compensation from the $1 million deduction limit. The Compensation Committee may, however, approve compensation that does not qualify for the exemption to attract and retain executives or for other reasons. For example, the Compensation Committee approved the 2009 Performance Award Program, which does not qualify for the Section 162(m) exemption. For a discussion of the 2009 Performance Award Program, see the section “Short-Term Incentive Compensation” earlier in this Compensation Discussion & Analysis.

Accounting for Stock-Based Compensation. Beginning on January 1, 2006, we began accounting for stock-based awards, including our restricted stock unit awards in accordance with the requirements of Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Options (formerly Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (Revised 2004)”).

Summary Compensation Table

The following table sets forth information with respect to the compensation for our chief executive officer, our chief financial officer and each of our three other most highly compensated executive officers during 2009, 2008 and 2007. These individuals are referred to as the “Named Executive Officers.” This table also includes information regarding Mr. O’Donnell, our former Chief Financial Officer. On May 1, 2009, Mr. O’Donnell resigned as our Executive Vice President and Chief Financial Officer. On June 8, 2009, David G. Maffucci, then a director of Xerium, became our Executive Vice President and Chief Financial Officer. On March 31, 2010, Mr. Williamson ceased serving as our President – Xerium Europe when the term of his employment agreement expired and was not renewed.

Please see the section “Compensation Philosophy and Objectives” in Compensation Discussion & Analysis for additional information with respect to the proportionate elements of total compensation.

Name and Principal Position	Year	Salary ($)		Bonus ($)(1)	Stock Awards ($)(2)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (3)	All Other Compensation ($)		Total ($)
Stephen R. Light	2009	$710,000		$100,000	$1,798,105	(4)	$—	$—	$244,545	$128,756	(5)	$2,981,406
President, Chief Executive Officer and Chairman	2008	$634,904		$331,512	$1,025,095		$—	$447,220	$188,963	$136,955		$2,764,649

David G. Maffucci	2009	$234,369	(6)	$100,000	$300,450	(7)	$—	$—	$—	$34,321	(8)	$669,140
Chief Financial Officer

Michael O’Donnell	2009	$139,930	(9)	$—	$—		$—	$—	$59,693	17,113	(10)	216,736
Former Chief	2008	$415,000		$—	$539,239		$—	$196,053	$125,443	$24,030		$1,299,765
Financial Officer	2007	$375,000		$—	$802,047		$—	$—	$68,907	$85,563		$1,331,517

David Pretty	2009	$350,000		$75,000	$63,398	(11)	$—	$—	5,268	15,434	(12)	$509,100
President – Xerium Europe PMC and North America	2008	$350,000		$—	$350,828		$—	$77,680	$26,101	$23,341		$827,950

Joan “John” Badrinas Ardevol	2009	$383,168	(*)	$50,000	$63,398	(11)	$—	$—	$—	$30,628	(13)	$527,194
President – Europe Rolls and Chief Technology Officer	2008	$404,250	(*)	$—	$499,199		$—	$75,350	$—	$12,028		$990,827

Peter Williamson	2009	$426,362	(*)	$35,000	$50,560	(11)	$—	$—	$—	$43,210	(14)	$555,132
Former President – Xerium Europe	2008	$449,820	(*)	$—	$637,286		—	$67,479	$—	$46,815		$1,201,400

(*)	2009 salary for Messrs. Badrinas and Williamson is converted from Euros at an assumed exchange rate of $1.39 per Euro, which represents the average exchange rate for 2009. 2008 salary for Messrs. Badrinas and Williamson is converted from Euros at an assumed exchange rate of $1.47 per Euro, which represents the average exchange rate for 2008.
(1)	The amounts in this column reflect payments under our discretionary cash bonus program for 2009.
(2)	The amounts in this column reflect the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718, Compensation – Stock Options (“ASC Topic 718”) of the of the stock awards granted to our named executive officers during 2007, 2008, and 2009, excluding the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in Note 13 to our audited financial statements for the fiscal year ended December 31, 2009. The amounts set forth may be more or less than the value ultimately realized by the Named Executive Officer based upon, among other things, the value of our Common Stock at the time of vesting of the restricted stock unit awards, whether we achieve certain performance goals and whether such awards actually vest. For awards subject to performance conditions, such as performance-based restricted stock units, the amount reported is the grant date fair value based upon the probable outcome of such conditions. This column also includes the incremental fair value, computed as of December 24, 2009, with respect to outstanding performance-based restricted stock units that were amended on December 24, 2009 in connection with the Performance RSU Amendment, which provided that performance-based restricted stock units would vest and settle in full upon completion of a successful debt restructuring. For additional information with respect to the Performance RSU Amendment, please see the section “Long-Term Compensation” in Compensation Discussion & Analysis.
(3)	The amounts in this column for 2009 represent changes in pension value. None of our Named Executive Officers received any preferential earnings on nonqualified deferred compensation in 2009.
(4)	Includes the grants of restricted stock unit awards in 2009 that are subject to time-based conditions upon vesting. Also includes performance-based restricted stock unit awarded on June 9, 2009 with a grant date fair value of $334,479 based on the probable outcome of the performance conditions as of the grant date. Also includes $413,627 in incremental fair value with respect to awards modified in connection with the Performance RSU Amendment on December 24, 2009, which provided that performance-based restricted stock units would vest and settle in full upon completion of a successful debt restructuring.
(5)	Includes $3,550 in respect of employer contributions to Mr. Light’s 401(k) account and $20,590 in respect of premiums for term life insurance policies for the benefit of Mr. Light. In addition, reflects perquisites and other personal benefits in the aggregate amount of $104,616, which includes (i) expenses of $49,296 in connection with the relocation of Mr. Light’s principal residence, (ii) an executive allowance of $45,000 to be applied as determined by Mr. Light for expenses associated with the automobile Mr. Light uses for Company business, dues for club memberships, financial planning and other purposes, of which $37,800 was used for financial and estate planning and $7,200 for use of Mr. Light’s automobile for Company business, (iii) $5,680 associated with country club dues and (iv) $4,640 associated with Mr. Light’s annual physical examination as per the terms of his employment agreement.
(6)	Amount reflects Mr. Maffucci’s base salary of $415,000 per year, prorated for his employment commencing on June 8, 2009.

(7)	Includes (i) the grant of 60,000 shares of our common stock to Mr. Maffucci on June 8, 2009 with a grant date fair value of $94,200 in connection with the commencement of Mr. Maffucci’s employment with us, as per the terms of his employment agreement, (ii) grants of restricted stock unit awards in 2009 that are subject to time-based conditions upon vesting, (iii) performance-based restricted stock units awarded on June 8, 2009 with a grant date fair value of $15,661 based on the probable outcome of the performance conditions as of the grant date. Also includes $13,964 in incremental fair value with respect to awards modified in connection with the Performance RSU Amendment on December 24, 2009, which provided that performance-based restricted stock units would vest and settle in full upon completion of a successful debt restructuring.
(8)	Includes perquisites and other personal benefits in the aggregate amount of $34,321, which includes (i) $26,653 of temporary housing expenses, (ii) $4,066 of expenses associated with the automobile Mr. Maffucci uses for Company business, (iii) premiums of $396 for term life insurance policies for the benefit of Mr. Maffucci and (iv) $3,206 associated with country club dues.
(9)	Represents salary earned by Mr. O’Donnell from January 1, 2009 through May 1, 2009, the date that he resigned from Xerium.
(10)	Includes perquisites and other personal benefits in the aggregate amount of $17,113, which includes (i) the payout of unused vacation time of $9,577 upon Mr. O’Donnell’s resignation from Xerium on May 1, 2009, (ii) expenses of $2,428 associated with the automobile that Mr. O’Donnell used for Company business, (iii) employer contributions of $2,075 to Mr. O’Donnell’s 401(k) account, (iv) premiums of $1,150 for term life insurance policies for the benefit of Mr. O’Donnell and (v) expenses of $1,883 associated with country club dues.
(11)	Reflects the incremental fair value with respect to performance-based awards modified in connection with the Performance RSU Amendment on December 24, 2009, which provided that performance-based restricted stock units would vest and settle in full upon completion of a successful debt restructuring. Mr. Williamson’s employment with Xerium terminated on March 31, 2010 when the term of his agreement expired and was not renewed. Accordingly, Mr. Williamson will not vest in any performance-based RSU awards held by him at that date.
(12)	Includes $1,166 in respect of employer contributions to Mr. Pretty’s 401(k) account and $1,388 in respect of premiums for term life insurance policies for the benefit of Mr. Pretty. In addition, reflects perquisites and other personal benefits in the aggregate amount of $12,880, which includes (i) $5,680 associated with country club dues and (iii) $7,200 associated with an automobile allowance.
(13)	Includes $11,400 representing the value of Mr. Badrinas’ personal use of an automobile that we own and $19,228 for temporary housing expenses, converted from Euros at an assumed exchange rate of $1.39 per Euro, which represents the average exchange rate for 2009.
(14)	Represents (i) payment of $34,833 into a private pension investment plan owned by Mr. Williamson and (ii) $8,377 in respect of the value of Mr. Williamson’s personal use of an automobile that we own. Both amounts were converted from Euros at an assumed exchange rate of $1.39 per Euro, which represents the average exchange rate for 2009.

Grant of Plan-Based Awards

In 2009, the principal component of compensation paid to the Named Executive Officers was base salary. The following table sets forth information with respect to plan-based awards granted to Named Executive Officers in 2009. While the table below includes information regarding the possible payouts under the Performance Award Program for 2009, because the requirements under the Performance Award Program for 2009 were not achieved, the awards made to executive officers under the Performance Award Program for 2009 did not pay out.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)						Estimated Future Payouts Under Equity Incentive Plan Awards						All Other Stock Awards: Number of Shares of Stock or Units (#) (2)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (2)
		Threshold ($)		Target ($)		Maximum ($)		Threshold (#)		Target (#)		Maximum (#)
Stephen R. Light		$284,000		$568,000		$1,420,000		$—		$—		$—
	3/10/09													341,761				$184,551
	6/9/09													1,552,178				$1,199,928
David G. Maffucci		$70,266		$140,532		$351,329		$—		$—		$—
	6/8/09													210,000	(3)			$300,450
Michael O’Donnell		$—	(4)	$—	(4)	$—	(4)	$—	(4)	$—	(4)	$—	(4)
David Pretty		$87,500		$175,000		$437,500		$—		$—		$—
	12/24/09													80,250				$63,398
Joan “John” Badrinas Ardevol		$95,792		$191,584		$478,961		$—		$—		$—
	12/24/09													80,250				$63,398
Peter Williamson		$108,673		$217,347		$543,367		$—		$—		$—
	12/24/09													64,000				$50,560

(1)	These columns show the range of payouts targeted under the Performance Award Program for 2009 as described under the section entitled “Short-Term Incentive Compensation” in Compensation Discussion and Analysis. Participants in the Performance Award Program for 2009 could receive, at the discretion of the Compensation Committee, up to half of any payouts in cash and the remaining portion in restricted stock units granted under the 2005 Equity Incentive Plan. Because the requirements under the Performance Award Program for 2009 were not achieved, the awards made to executive officers under the Performance Award Program for 2009 did not pay out.
(2)	The amounts in this column reflect the aggregate grant date fair value computed in accordance with ASC Topic 718 of the stock awards granted to our named executive officers during 2009, excluding the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in Note 13 to our audited financial statements for the fiscal year ended December 31, 2009. The amounts set forth may be more or less than the value ultimately realized by the Named Executive Officer based upon, among other things, the value of our Common Stock at the time of vesting of the restricted stock unit awards, whether we achieve certain performance goals and whether such awards actually vest. For awards subject to performance conditions, such as performance-based restricted stock units, the amount reported is the grant date fair value based upon the probable outcome of such conditions. This column also includes the incremental fair value, computed as of December 24, 2009, with respect to outstanding performance-based restricted stock units that were amended on December 24, 2009 in connection with the Performance RSU Amendment, which provided that performance-based restricted stock units would vest and settle in full upon completion of a successful debt restructuring. For additional information with respect to the Performance RSU Amendment, please see the section “Long-Term Compensation” in Compensation Discussion & Analysis. With respect to Mr. Williamson, Mr. Williamson’s employment with Xerium terminated on March 31, 2010 when the term of his agreement expired and was not renewed. Accordingly, Mr. Williamson will not vest in any performance-based RSU awards held by him at that date.
(3)	Includes the award of 60,000 shares of our common stock to Mr. Maffucci on June 8, 2009 in connection with the commencement of Mr. Maffucci’s employment with us, as per the terms of his employment agreement.
(4)	Mr. O’Donnell resigned from Xerium on May 1, 2009 and therefore was not eligible for payout of any incentive plan awards under the Performance Award Program for 2009 as described under the section entitled “Short-Term Incentive Compensation” in Compensation Discussion and Analysis. Additionally, no stock awards or restricted stock unit awards were granted to Mr. O’Donnell during 2009.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for the Named Executive Officers regarding outstanding equity awards held as of December 31, 2009.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Stephen R. Light	—	—	—	—	—	1,021,970	(2)	$776,697		946,969	(3)	$719,696
David G. Maffucci	—	—	—	—	—	112,500	(4)	$85,500		37,500	(5)	$28,500
Michael O’Donnell	—	—	—	—	—	—	(6)	$—	(6)	—	(6)	$—	(6)
David Pretty	—	—	—	—	—	26,000	(7)	$19,760		80,250	(8)	$60,990
Joan “John” Badrinas Ardevol	—	—	—	—	—	26,000	(7)	$19,760		80,250	(8)	$60,990
Peter Williamson	—	—	—	—	—	56,000	(9)	$42,560		64,000	(10)	$48,640

(1)	Market values in this table are determined using a price per share of our common stock of $0.76, the closing price on the New York Stock Exchange on December 31, 2009.
(2)	Reflects 50,000, 25,000, 341,761 and 605,209 unvested restricted stock unit awards granted on February 26, 2008, June 13, 2008, March 10, 2009 and June 9, 2009 respectively, that are subject to time-based conditions on vesting. The awards granted on February 26, 2008 vest annually in equal installments on January 3, 2010 and 2011. The awards granted on June 13, 2008 vest annually in equal installments on June 13, 2010 and 2011. The awards granted on March 10, 2009 and June 9, 2009 vest annually in equal installments on January 1, 2010 and 2011.
(3)	Reflects unvested restricted stock unit awards granted on June 9, 2009 that were subject to performance-based conditions on vesting. On January 3, 2010 and 2011, a total of 50% and 100%, respectively, of each such restricted stock unit award will be deemed to satisfy the cumulative total return vesting requirement if the cumulative total return on our common stock satisfies that year’s target, whether or not any prior year’s target was satisfied. Generally, these awards provide that Mr. Light must continue to be employed by Xerium through January 3, 2011 in order for any of the restricted stock units that have satisfied the cumulative total return vesting requirement to vest completely. In addition, pursuant to the Performance RSU Amendment, these performance-based restricted stock units will vest and settle in full upon completion of a successful debt restructuring. For additional information with respect to the Performance RSU Amendment, please see the section “Long-Term Compensation” in Compensation Discussion & Analysis.
(4)	Reflects unvested restricted stock unit awards granted on June 8, 2009 that are subject to time-based conditions on vesting. The awards vest as follows: 12,500 units on January 3, 2010, 25,000 units on January 3, 2011 and 75,000 units annually in equal installments on June 8, 2010, 2011 and 2012, respectively.
(5)	Reflects unvested restricted stock unit awards granted on June 8, 2009 that were subject to performance-based conditions on vesting. On January 3, 2010 and 2011, a total of 33.33% and 100%, respectively, of each such restricted stock unit award will be deemed to satisfy the cumulative total return vesting requirement if the cumulative total return on our common stock satisfies that year’s target, whether or not any prior year’s target was satisfied. Generally, these awards provide that Mr. Maffucci must continue to be employed by Xerium through January 3, 2011 in order for any of the restricted stock units that have satisfied the cumulative total return vesting requirement to vest completely. In addition, pursuant to the Performance RSU Amendment, these performance-based restricted stock units will vest and settle in full upon completion of a successful debt restructuring. For additional information with respect to the Performance RSU Amendment, please see the section “Long-Term Compensation” in Compensation Discussion & Analysis.
(6)	Mr. O’Donnell resigned from Xerium on May 1, 2009 and held no outstanding equity awards at December 31, 2009.
(7)	Reflects unvested restricted stock unit awards granted on August 6, 2008, that are subject to time-based conditions on vesting. The awards vest annually in equal installments on January 3, 2010 and 2011.
(8)

Reflects 41,250 restricted stock unit awards granted May 16, 2007 that were subject to performance-based conditions on vesting. On May 16, 2010 and May 16, 2011 a total of 75% and 100%, respectively, of each such restricted stock unit award will be deemed to satisfy the cumulative total return vesting requirement if the cumulative total return on our common stock satisfies that year’s target, whether or not any prior year’s target was satisfied. Generally, these awards provide that the named executive officer must continue to be employed by Xerium through May 16, 2011 in order for any of the restricted stock units that have satisfied the cumulative total return vesting requirement to vest completely. Also reflects 39,000 unvested restricted stock unit awards granted on August 6, 2008 that were subject to performance-based conditions on vesting. On January 3, 2010 and 2011, a total of 66.66% and 100%, respectively, of each such restricted stock unit award would be deemed to satisfy the cumulative total return vesting requirement if the cumulative total return on our common stock satisfies that year’s target, whether or not any prior year’s target was satisfied. Generally, these awards provide that the named executive officer must continue to be employed by Xerium through January 3, 2011 in order for any of the restricted stock units that have satisfied the cumulative total return vesting requirement to vest completely. In addition, pursuant to the Performance RSU Amendment, these performance-based restricted stock units will vest and settle in full upon completion of a successful debt restructuring. For additional information with respect to the Performance RSU Amendment, please see the section “Long-Term Compensation” in Compensation Discussion & Analysis.
(9)	Reflects 30,000, and 26,000 unvested restricted stock unit awards granted on June 13, 2008 and August 6, 2008 respectively, that are subject to time-based conditions on vesting. The awards granted on June 13, 2008 vest 100% on June 13, 2011. The awards granted on August 6, 2008 vest annually in equal installments on January 3, 2010 and 2011. Mr. Williamson’s employment with Xerium terminated on March 31, 2010 when the term of his agreement expired and was not renewed. Accordingly, Mr. Williamson vested pro-rata in these awards through March 31, 2010.
(10)	Reflects 25,000 restricted stock unit awards granted May 16, 2007 that were subject to performance-based conditions on vesting. On May 16, 2010 and May 16, 2011 a total of 75% and 100%, respectively, of each such restricted stock unit award will be deemed to satisfy the cumulative total return vesting requirement if the cumulative total return on our common stock satisfies that year’s target, whether or not any prior year’s target was satisfied. Generally, these awards provide that Mr. Williamson must continue to be employed by Xerium through May 16, 2011 in order for any of the restricted stock units that have satisfied the cumulative total return vesting requirement to vest completely. Also reflects 39,000 unvested restricted stock unit awards granted on August 6, 2008 that were subject to performance-based conditions on vesting. On January 3, 2010 and 2011, a total of 66.66% and 100%, respectively, of each such restricted stock unit award would be deemed to satisfy the cumulative total return vesting requirement if the cumulative total return on our common stock satisfies that year’s target, whether or not any prior year’s target was satisfied. Generally, these awards provide that Mr. Williamson must continue to be employed by Xerium through January 3, 2011 in order for any of the restricted stock units that have satisfied the cumulative total return vesting requirement to vest completely. In addition, pursuant to the Performance RSU Amendment, these performance-based restricted stock units will vest and settle in full upon completion of a successful debt restructuring. For additional information with respect to the Performance RSU Amendment, please see the section “Long-Term Compensation” in Compensation Discussion & Analysis. Mr. Williamson’s employment with Xerium terminated on March 31, 2010 when the term of his agreement expired and was not renewed. Accordingly, Mr. Williamson will not vest in any performance-based RSU awards held by him at that date.

Option Exercises and Stock Vested Table

The following table sets forth information for the Named Executive Officers regarding the value realized during 2009 by such executives pursuant to shares acquired upon vesting of stock awards. None of the Named Executive Officers exercised any stock options during 2009.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Stephen R. Light	—	—	37,500	(1)	$32,625	(1)
David G. Maffucci	—	—	60,000	(2)	$94,200	(2)
Michael O’Donnell	—	—	20,416.66	(3)	$14,047	(3)
David Pretty	—	—	13,000	(4)	$8,580	(4)
Joan “John” Badrinas Ardevol	—	—	13,000	(5)	$8,580	(5)
Peter Williamson	—	—	13,000	(5)	$8,580	(5)

(1)	Includes 25,000 shares and 12,500 shares that became vested on January 3, 2009 and June 13, 2009, respectively. Of these shares, 13,720 shares were withheld by us in respect of tax obligations. Market value is determined using a price per share of our common stock of $0.66 and $1.29, the closing price on the New York Stock Exchange on January 2, 2009 and June 12, 2009, respectively.
(2)	Includes the award of 60,000 shares of our common stock to Mr. Maffucci on June 8, 2009 in connection with the commencement of Mr. Maffucci’s employment with us, as per the terms of his employment agreement. Of these shares, 23,190 shares were withheld by us in respect of tax obligations. Market value is determined using a price per share of our common stock of $1.57, the closing price on the New York Stock Exchange on June 8, 2009.

(3)	Includes 16,333.33 shares and 4,083.33 shares that became vested on January 3, 2009 and May 1, 2009, respectively. Of these shares, 7,638.66 shares were withheld by us in respect of tax obligations. Market value is determined using a price per share of our common stock of $0.66 and $0.80, the closing price on the New York Stock Exchange on January 2, 2009 and May 8, 2009, respectively. Mr. O’Donnell resigned from Xerium on May 1, 2009 and was paid out his pro-rata vested awards on May 8, 2009.
(4)	Reflects shares that became vested on January 3, 2009. Of these shares, 5,025 shares were withheld by us in respect of tax obligations. Market value is determined using a price per share of our common stock of $0.66, the closing price on the New York Stock Exchange on January 2, 2009.
(5)	Reflects shares that became vested on January 3, 2009. Of these shares, 5,850 shares were withheld by us in respect of tax obligations. Market value is determined using a price per share of our common stock of $0.66, the closing price on the New York Stock Exchange on January 2, 2009.

Pension Benefits

Pension Plan. Our pension plan for U.S. salaried employees, including our executive officers, and U.S. non-union hourly employees (the “U.S. Pension Plan”) is a funded, tax-qualified, noncontributory defined-benefit pension plan. Benefits under the U.S. Pension Plan are based upon an employee’s years of service and the average of the employee’s highest five calendar years of compensation in the last ten calendar years of service with us and our subsidiaries, the “final average earnings,” and are payable after retirement. Covered employees become vested in the U.S. Pension Plan after the completion of five years of vesting service. Earnings covered by the U.S. pension plan are total cash compensation, including salary and bonuses, less taxable fringe benefits, as defined in the plan. Benefits under the U.S. Pension Plan are calculated as an annuity equal to 0.9% to 1.4% of the participant’s final average earnings multiplied by years of service. Credited years of service cannot exceed 30 years. For purposes of the annual pension benefit calculation, final average earnings as of December 31, 2009 could not exceed $245,000. Contributions to the U.S. Pension Plan were made entirely by us and were paid into a trust fund from which the benefits of participants will be paid. The benefits listed in the table below are not subject to any deduction for Social Security, but are subject to offset by accrued benefits under specified predecessor plans.

On September 24, 2008, we announced that we were freezing benefit pension accruals under the U.S. Pension Plan effective December 31, 2008 so that future service beyond December 31, 2008 is not to be credited under the U.S. Pension Plan. Employees who were vested as of December 31, 2008 were entitled to their benefit earned as of December 31, 2008. Current employees who were not vested as of December 31, 2008 will be entitled to their benefit earned as of December 31, 2008 upon five years of continuous employment from date of hire.

During his employment, we made an annual contribution in the amount of $34,833 into a private pension investment plan owned by Mr. Williamson. We have no further contribution obligation with respect to Mr. Williamson’s private pension investment plan following the termination of his employment with Xerium on March 31, 2010.

Supplemental Executive Retirement Plans. We adopted a supplemental executive retirement plan (the “SERP”) for each of Messrs. Light and O’Donnell in connection with their employment agreements. The SERPs are unfunded, nonqualified plans. Under the applicable SERP, Mr. O’Donnell would be entitled to receive, at age 62, and Mr. Light would be entitled to receive on the first day of the month next following the date of his retirement, annual SERP payments equal to a specified percentage of his average annual base salary during the three years in which his base salary was highest during the ten years immediately prior to termination of employment (not including any compensation earned before January 1, 2004), multiplied by the executive’s years of service with Xerium, less the amounts to which he is entitled under our U.S. Pension Plan. The SERP benefit formula is based on a percentage factor of 3% and 2.5% for Messrs. Light and O’Donnell, respectively. Mr. O’Donnell was fully vested in his SERP benefit at the time of his departure in May 2009. The annual payments under the SERP, before offsets, cannot exceed 50% of the three-year average annual base salary.

In the event of a participant’s death before commencement of his benefit, whether or not he is employed by Xerium at time of death, the participant’s surviving spouse, if any, is entitled to receive an annual benefit for the remainder of her life equal to 50% of the benefit the participant would have been entitled to receive assuming payment in the form of a 50% joint and survivor annuity.

With respect to the SERP applicable to Mr. O’Donnell, because Mr. O’Donnell retired before age 55 with at least five years of service, he is entitled to receive a benefit under the SERP once he turns 62.

The SERP is unfunded and payable from our general assets, except that in the event of certain change of control transactions, we will establish an irrevocable trust, which is a so called “rabbi trust,” and contribute an amount equal to the actuarial equivalent of the SERP benefit.

The SERP can be amended only by written instrument signed by us pursuant to authorization of the Compensation Committee and by the participant (or, following the participant’s death, if benefits remain payable to his spouse, by his spouse).

The following table sets forth information on the present value of accumulated benefits payable to each of the Named Executive Officers, including the number of years of service credited to each such Named Executive Officer, under the U.S. Pension Plan and his SERP (to the extent that such Named Executive Officer participates in the U.S. Pension Plan or a SERP) determined using interest rate and mortality rate assumptions consistent with those used in our audited financial statements for the fiscal year ended December 31, 2009.

Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit ($)			Payments During Last Fiscal Year ($)

Stephen R. Light	SERP	1.833		$429,929		— —

David G. Maffucci	—	—		—		—

Michael O’Donnell	non-union U.S. pension plan SERP	6.167 6.167	$ $	98,428 389,675	(2)	— —

David Pretty	non-union U.S. pension plan	8.917		$88,986		—

Joan “John” Badrinas Ardevol	—	—		—		—

Peter Williamson	—	—		—		—

(1)	As of December 31, 2009. Covered employees become vested in the U.S. Pension Plan after the completion of five years of vesting service.
(2)	The SERP benefits listed in the table reflect the assumed offset for amounts payable under the non-union U.S. pension plan.

Nonqualified Deferred Compensation

None of the Named Executive Officers received any nonqualified deferred compensation in 2009.

Employment Agreements and Potential Payments Upon Termination or Change in Control

We have entered into an employment agreement with each of Stephen R. Light, David G. Maffucci, Michael O’Donnell, David Pretty, Peter Williamson, and Joan “John” Badrinas Ardevol. The employment period under the agreements will continue until terminated by us or the Named Executive Officer. The employment agreements for these executives provide the specific terms set forth below.

For additional information with respect to the employment agreements between us and our Named Executive Officers, please see the section “Employment Agreements” in Compensation Discussion & Analysis.

Also set forth below, after the description of the applicable employment agreement, are tables that show the potential amounts payable to each of the Named Executive Officers, except Mr. O’Donnell, in accordance with their respective employment agreements and other agreements with us in the event of termination of such executive’s employment in the circumstances described in the category headings of the tables, assuming that such termination was effective as of December 31, 2009. The amounts in the tables are estimates of the amounts which would be paid out to the executives in accordance with their respective employment agreements upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from Xerium. Regardless of the manner in which a Named Executive Officer’s employment terminates, he may be entitled to receive amounts earned during his term of employment. Such amounts include earned and unpaid base salary, vacation pay, and regular pension benefits (see “Pension Benefits” above). With respect to Mr. O’Donnell, the actual amounts paid to him with respect to his termination on May 1, 2009 are described. In addition, each of Messrs. Light, Maffucci, Pretty, Williamson and Badrinas was also a participant in the Performance Award Program for 2009, which provided that participants were entitled to receive their award if certain performance targets were met and if they were employed with Xerium on December 31, 2009. Because the performance targets were not met, no awards were made under the Performance Award Program for 2009. Each of Messrs. Light, Maffucci, Pretty, Badrinas and Williamson received discretionary cash bonuses in 2009 under our Discretionary Bonus Program for 2009. For additional information with respect to the Performance Award Program for 2009 and Discretionary Bonus Program for 2009, please see the section “Short-Term Incentive Compensation” in Compensation Discussion & Analysis.

Stephen R. Light. Mr. Light serves as our President, Chief Executive Officer and Chairman. As of December 31, 2009, under the terms of his employment agreement, Mr. Light receives a base salary of $710,000, which may be increased at the discretion of the Board. The employment agreement also provides that Mr. Light is eligible to participate in our Performance Award Program for 2009 at a minimum target participation level of 80% of his base salary at the rate in effect on December 31, 2009. Additionally, we provide him with life insurance coverage in an amount equal to $2,000,000. If Mr. Light terminates his employment other than for “good reason” (as defined in his employment agreement), he is entitled to his unpaid salary and benefits through his date of termination. If his employment terminates because of his death or disability, then he is entitled to his earned and unpaid salary through his date of termination and the payout he would have earned under our annual bonus plan for the fiscal year in which the termination occurs, prorated to reflect the number of days that he worked in the fiscal year. In addition, if his employment terminates because of his disability, he is entitled to participate in medical/dental benefit plans for 18 months (or such longer period as may be provided in our benefit plans). If we terminate his employment for any other reason (other than “cause” (as defined in his employment agreement)), or if he terminates his employment for “good reason,” then he is entitled to (i) receive his base salary for two years, (ii) a payment equal to 80% of his base salary (or, if greater and three full fiscal years have been completed since the effectiveness of his employment agreement, 100% of his average annual bonus for the preceding three years), and (iii) participate in medical/dental benefit plans for two years (or such longer period as may be provided in our benefit plans), provided that the timing of certain payments may be delayed under Section 409A of the Code. If any such termination occurs within three months prior to or two years following certain specified change of control transactions, then the period of base salary and medical/dental benefit continuation shall be three years instead of two. If we terminate his employment for “cause,” he is entitled only to payment of his earned and unpaid base salary for the period prior to termination.

The employment agreement provides that we will grant Mr. Light 75,000 time-based restricted stock units under our 2005 Equity Incentive Plan. Under the award, we shall issue one share of common stock in respect of each fully vested time-based restricted stock unit. The time-based restricted stock unit award will vest completely in nearly equal installments on the first, second, and third anniversaries of January 3, 2008 provided that Mr. Light continues to be employed by Xerium on such dates and is subject to earlier vesting in certain circumstances. In particular, in the event of a termination of employment as a result of death or disability, termination of employment by us without “cause” (as defined in the award) or termination by Mr. Light for “good reason” (as defined in his employment agreement), the entire unvested portion of the time-based restricted stock unit award shall vest. Dividends on such time-based restricted stock units will be paid at the same rate as dividends on our common stock, but only in the form of additional restricted stock units.

The employment agreement also provides that on each of January 1, 2009 and January 1, 2010, provided that Mr. Light is employed by Xerium on such dates, we will grant Mr. Light restricted stock units under the equity incentive plan then in effect in a number equal to that number of shares of our common stock with a total fair market value of $1,250,000 on the last business day prior to the date of grant. Fifty percent of the restricted stock units of each such grant shall be subject to our time-based restricted stock agreement then in effect and the remaining fifty percent of the restricted stock units of each such grant shall be subject our performance-based restricted stock agreement then in effect. Such restricted stock units shall also be subject to the terms and conditions of the equity incentive plan under which they are granted.

Because the amount of restricted stock units to have been granted to Mr. Light on January 1, 2009 exceeded the amount permitted by the 2005 Plan, the Compensation Committee approved restricted stock unit grants to Mr. Light as follows: (i) 341,761 time-based restricted stock units; (ii) 605,209 time-based restricted stock units that were contingent on shareholder approval of an increase in the maximum number of shares that may be granted as stock awards to any one person in any calendar year under the 2005 Plan; and (iii) 946,969 performance-based restricted stock units that were contingent on shareholder approval of the same increase. Shareholder approval of the increase was obtained at the Annual Meeting held on June 9, 2009.

Because the amount of restricted stock units to have been granted to Mr. Light on January 1, 2010 also exceeded the amount permitted by the 2005 Plan, we entered into an amendment to Mr. Light’s employment agreement on December 31, 2009 providing that in lieu of granting him such restricted stock units, we would instead: (i) grant Mr. Light 500,000 performance-based restricted stock units on January 1, 2010, which shall vest annually over a three-year period if the price of our common stock meets or exceeds certain price targets approved by the Compensation Committee; and (ii) make a cash payment to Mr. Light of $825,000. Mr. Light also became obligated to use the total amount of such cash payment, less the amount necessary to satisfy Mr. Light’s tax obligation with respect to the cash payment, or $530,803, to purchase 795,280 shares of common stock from us at its agreed fair value, based on the average per share closing price on the New York Stock Exchange of our shares of common stock for the 20 trading days prior to January 1, 2010, or $0.6775. These shares of common stock were sold to Mr. Light on January 5, 2010 in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The amendment to Mr. Light’s employment agreement also provided that if Mr. Light becomes and remains disabled, then, at the end of our short term disability period (which is currently six months), one-half of his then-unvested restricted stock units shall vest and the other one-half of his then-unvested restricted stock units shall be forfeited.

The employment agreement also provides, with certain exceptions, that Mr. Light may not participate in any entity or engage in any activity that competes with us or any of our subsidiaries during his employment and for a period of two years after his employment terminates. In addition, the employment agreement imposes certain non-solicitation obligations on him during the same period of time.

The employment agreement also provides that he is entitled to participate in the SERP, described above under “Pension Plan Benefits,” which constitutes an attachment to the employment agreement.

If it is determined that any payment or benefit provided to Mr. Light by us or any of our subsidiaries will be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), the employment agreement provides that we will make an additional lump-sum payment to Mr. Light sufficient, after giving effect to all federal, state and other taxes and charges with respect to such payment, to make Mr. Light whole for all taxes imposed under or as a result of Section 4999.

Potential Payments to Mr. Light Upon Termination or a Change of Control at December 31, 2009:

Reason for Termination	Cash Severance Payment (2)	Equity Awards (3)	Incremental Pension Benefits	Continuation of Medical/ Dental Benefits	Excise Tax Gross-up	Benefits under Life Insurance Policies the Premiums for which are Paid for By Xerium	Total Termination Benefits
Death	$100,000	$57,000	$—	$—	$—	$2,000,000	$2,157,000

Disability (1)	$100,000	$416,849	$—	$11,137	$—	$—	$527,986

By Xerium for Cause (1)	$100,000	$—	$244,545	$—	$—	$—	$344,545

By Xerium without Cause (1) and not within 3 months before or 24 months after a Change of Control (1)	$2,088,000	$260,093	$244,545	$14,849	$—	$—	$2,607,487

By Xerium without Cause(1) and within 3 months before or 24 months after a Change of Control (1)	$2,798,000	$776,697	$244,545	$22,274	$—	$—	$3,841,516

By the Executive for Good Reason (1) and not within 3 months before or 24 months after a Change of Control (1)	$2,088,000	$260,093	$244,545	$14,849	$—	$—	$2,607,487

By the Executive for Good Reason (1) and within 3 months before or 24 months after a Change of Control (1)	$2,798,000	$776,697	$244,545	$22,274	$—	$—	$3,841,516

By the Executive without Good Reason (1)	$100,000	$—	$244,545	$—	$—	$—	$344,545

(1)	As defined in Mr. Light’s Employment Agreement.
(2)	The amounts set forth under cash severance payments are payable over time as continuation of the payment of base salary or in a lump sum as described in the description of Mr. Light’s employment agreement above.
(3)	As of December 31, 2009, Mr. Light held the following restricted stock unit awards:
•

50,000 time-based restricted stock units granted February 26, 2008 that vest annually in equal installments on January 3, 2010 and 2011. Under the terms of this time-based restricted stock unit award, in the event Mr. Light’s employment terminates as a result of a Change of Control (as defined in such award), a pro rata percentage shall become vested immediately and that portion of the award that is not then vested shall be forfeited automatically. If Mr. Light ceases to be employed by Xerium prior to a vesting date as a result of resignation, dismissal or any other reason, then the portion of the award that has not previously vested shall be forfeited automatically; provided that in the event of a termination of Mr. Light’s employment as a result of death or disability (as defined in such award) then the entire unvested portion of the award shall become vested on the date of such termination. In the event of termination of Mr. Light’s employment by us other than for Cause or termination of the Employee’s employment with us by the Employee for Good Reason (as defined in such award), the entire portion of the award that is then not vested shall become vested. The value in the table above for the vesting of this time-based restricted stock unit award was calculated based upon a price per share of our common stock of $0.76, the closing price on the New York Stock Exchange on December 31, 2009.

•

25,000 time-based restricted stock units granted June 13, 2008 that vest annually in equal installments on June 13, 2010 and 2011. Under the terms of this time-based restricted stock unit award, in the event Mr. Light’s employment terminates as a result of a Change of Control (as defined in such award), a pro rata percentage shall become vested immediately and that portion of the award that is not then vested shall be forfeited automatically. If Mr. Light ceases to be employed by us prior to a vesting date as a result of resignation, dismissal or any other reason, then the portion of the award that has not previously vested shall be forfeited automatically; provided that in the event of a termination of Mr. Light’s employment as a result of death or disability (as defined in such award) then the entire unvested portion of the award shall become vested on the date of such termination. In the event of termination of Mr. Light’s employment by us other than for Cause or termination of the Employee’s employment with Xerium by the Employee for Good Reason (as defined in such award), the entire portion of the award that is then not vested shall become vested. The value in the table above for the vesting of this time-based restricted stock unit award was calculated based upon a price per share of our common stock of $0.76, the closing price on the New York Stock Exchange on December 31, 2009.

•

946,970 time-based restricted stock units granted, of which 341,761 were granted on March 10, 2009 and 605,209 were granted on June 9, 2009. These awards vest annually in equal installments on January 1, 2010 and 2011. Under the terms of these time-based restricted stock unit awards, in the event Mr. Light’s employment terminates as a result of a Change of Control (as defined in such award), a pro rata percentage shall become vested immediately and that portion of the award that is not then vested shall be forfeited automatically. If Mr. Light ceases to be employed by us prior to a vesting date as a result of resignation, dismissal or any other reason, then the portion of the award that has not previously vested shall be forfeited automatically; provided that (i) in the event of a termination of Mr. Light’s employment by us other than for Cause or termination of the Employee’s employment with Xerium by the Employee for Good Reason (as defined in such award), the pro-rata portion of the award that is then not vested shall become vested and (ii) consistent with the amendment to Mr. Light’s employment agreement on December 31, 2009, if Mr. Light becomes and remains disabled, then at the end of our short term disability period, one-half of his then-unvested restricted stock units will vest and the remainder will be forfeited. The value in the table above for the vesting of this time-based restricted stock unit award was calculated based upon a price per share of our common stock of $0.76, the closing price on the New York Stock Exchange on December 31, 2009.

•

946,969 performance-based restricted stock units granted June 9, 2009. On January 3, 2010 and 2011 (the “Determination Date”), a total of 50% and 100%, respectively, of the restricted stock units will be earned if the Adjusted Fair Market Value (as defined in the award) of our common stock equals or exceeds the price target for that date as established by the Compensation Committee prior to the grant date, which is $9.50 and $12.00, respectively. In the event that the price target on a Determination Date is not satisfied, but the price target for the subsequent Determination Date is satisfied, that portion of the award not previously earned shall become earned. On January 3, 2011 any restricted stock units that have not been earned shall be forfeited. Generally, Mr. Light must continue to be employed by us through January 3, 2011 in order for any of the restricted stock units that equaled or exceeded the price targets to vest completely. If, however, his employment terminates prior to such date due to his death, disability, retirement, termination by us without cause or termination by him with good reason, then the restricted stock units that have been earned shall vest completely and the remainder shall be forfeited. In addition, if Mr. Light becomes and remains disabled, then at the end of our short term disability period, one-half of his then-unvested restricted stock units will vest and the remainder will be forfeited. If a “covered transaction” (as defined in the 2005 Plan) occurs, the restricted stock units that have been previously earned will vest completely and the unvested awards shall be forfeited automatically unless the Compensation Committee determines otherwise. These outstanding performance-based restricted stock units were amended on December 24, 2009 in connection with the Performance RSU Amendment, which provided that performance-based restricted stock units would vest and settle in full upon completion of a successful debt restructuring. For additional information with respect to the Performance RSU Amendment, please see the section “Long-Term Compensation” in Compensation Discussion & Analysis.

David G. Maffucci. Mr. Maffucci serves as our Executive Vice President and Chief Financial Officer. As of December 31, 2009, under the terms of his employment agreement, Mr. Maffucci receives a base salary of $415,000, which may be increased for subsequent years at the discretion of the Board. The employment agreement also provides that Mr. Maffucci is eligible to participate in our Performance Award Program for 2009 at a minimum target participation level of 60% of his base salary at the rate in effect on December 31, 2009, prorated from the date of hire of June 8, 2009. The employment agreement requires that his total bonus compensation earned for 2009 shall not be less than 50% of this prorated amount.

If Mr. Maffucci terminates his employment other than for “good reason” (as defined in his employment agreement), he is entitled to his unpaid salary and benefits through his date of termination. If his employment terminates because of his death or disability, then he is entitled to his earned and unpaid salary through his date of termination and any payout he would have earned under our annual bonus plans for the fiscal year in which the termination occurs, prorated to reflect the number of days that he worked in the fiscal year. In addition, if his employment terminates because of disability, he is entitled to participate in medical/dental benefit plans for 18 months (or such longer period as may be provided in our benefit plans). If we terminate his employment for any other reason (other than “cause” as defined in the employment agreement), or if he terminates his employment for “good reason,” then he is entitled to receive his base salary for one year and to participate in medical/dental benefit plans for one year (or such longer period as may be provided in our benefit plans). If any such termination occurs within three months prior to or two years following certain specified change of control transactions, then the period of base salary and medical/dental benefit continuation shall be 18 months instead of one year. If we terminate his employment for “cause,” he is entitled only to payment of his earned and unpaid base salary for the period prior to termination.

The employment agreement also imposes non-competition and employee non-solicitation obligations on Mr. Maffucci.

On August 26, 2009, we entered into an amendment to the employment agreement with Mr. Maffucci, which reduced the period that Mr. Maffucci must have completed employment with us prior to being eligible to receive severance and other benefits in connection with a termination of employment (i) by us other than for cause or (ii) by Mr. Maffucci for “good reason” from six months to three months.

If it is determined that any payment or benefit provided to Mr. Maffucci by us or any of our subsidiaries will be subject to the excise tax imposed by Section 4999 of the Code pursuant to the employment agreement we will make an additional lump-sum payment to Mr. Maffucci sufficient, after giving effect to all federal, state and other taxes and charges with respect to such payment, to make Mr. Maffucci whole for all taxes imposed under or as a result of Section 4999.

Potential Payments to Mr. Maffucci Upon Termination or a Change of Control at December 31, 2009:

Reason for Termination	Cash Severance Payment (2)	Equity Awards (3)	Incremental Pension Benefits	Continuation of Medical/ Dental Benefits	Excise Tax Gross-up	Benefits under Life Insurance Policies the Premiums for which are Paid for By Xerium	Total Termination Benefits
Death	$100,000	$—	$—	$—	$—	$400,000	$500,000

Disability (1)	$100,000	$—	$—	$546	$—	$—	$100,546

By Xerium for Cause (1)	$100,000	$—	$—	$—	$—	$—	$100,000

By Xerium without Cause (1) and not within 3 months before or 24 months after a Change of Control (1)	$515,000	$16,163	$—	$364	$—	$—	$531,527

By Xerium without Cause(1) and within 3 months before or 24 months after a Change of Control (1)	$722,500	$85,500	$—	$546	$—	$—	$808,546

By the Executive for Good Reason (1) and not within 3 months before or 24 months after a Change of Control (1)	$515,000	$16,163	$—	$364	$—	$—	$531,527

By the Executive for Good Reason (1) and within 3 months before or 24 months after a Change of Control (1)	$722,500	$85,500	$—	$546	$—	$—	$808,546

By the Executive without Good Reason (1)	$100,000	$—	$—	$—	$—	$—	$100,000

(1)	As defined in Mr. Maffucci’s Employment Agreement.
(2)	The amounts set forth under cash severance payments are payable over time as continuation of the payment of base salary or in a lump sum as described in the description of Mr. Maffucci’s employment agreement above.
(3)	As of December 31, 2009, Mr. Maffucci held the following restricted stock unit awards:
•

112,500 time-based restricted stock units granted June 8, 2009 of which 12,500 vest on January 3, 2010, 25,000 vest on January 3, 2011 and 75,000 vest annually in equal installments on June 8, 2010, 2011 and 2012. Under the terms of these time-based restricted stock unit awards, in the event Mr. Maffucci’s employment terminates as a result of a Change of Control (as defined in such award), the entire award shall become vested immediately. If Mr. Maffucci ceases to be employed by Xerium prior to a vesting date as a result of resignation, dismissal or any other reason, then the portion of the award that has not previously vested shall be forfeited automatically; provided that in the event of a termination of Mr. Maffucci’s employment by us other than for Cause or termination of the Employee’s employment with Xerium by the Employee for Good Reason (as defined in such award), the pro-rata portion of the award that is then not vested shall become vested. The value in the table above for the vesting of this time-based restricted stock unit award was calculated based upon a price per share of our common stock of $0.76, the closing price on the New York Stock Exchange on December 31, 2009.

•

37,500 performance-based restricted stock units granted June 8, 2009. On January 3, 2010 and 2011 (the “Determination Date”), a total of 33.33% and 100%, respectively, of the restricted stock units will be earned if the Adjusted Fair Market Value (as defined in the award) of our common stock equals or exceeds the price target for that date as established by the Compensation Committee prior to the grant date, which is $9.50 and $12.00, respectively. In the event that the price target on a Determination Date is not satisfied, but the price target for the subsequent Determination Date is satisfied, that portion of the award not previously earned shall become earned. On January 3, 2011 any restricted stock units that have not been earned shall be forfeited. Generally, Mr. Maffucci must continue to be employed by us through January 3, 2011 in order for any of the restricted stock units that equaled or exceeded the price targets to vest completely. If, however, his employment terminates prior to such date due to his death, disability, retirement, termination by us without cause or termination by him with good reason, then the restricted stock units that have been earned shall vest completely and the remainder shall be forfeited. If a “covered transaction” (as defined in the 2005 Plan) occurs, the restricted stock units that have been previously earned will vest completely and the unvested awards shall be forfeited automatically unless the Compensation Committee determines otherwise. These outstanding performance-based restricted stock units were amended on December 24, 2009 in connection with the Performance RSU Amendment, which provided that performance-based restricted stock units would vest and settle in full upon completion of a successful debt restructuring. For additional information with respect to the Performance RSU Amendment, please see the section “Long-Term Compensation” in Compensation Discussion & Analysis.

Michael O’Donnell. Mr. O’Donnell served as our Chief Financial Officer until May 1, 2009. Prior to his departure, under the terms of his employment agreement, as amended, Mr. O’Donnell received a base salary of $415,000, which could be increased at the discretion of the Compensation Committee. We provided him with life insurance coverage in an amount that was two and one-half times his initial base salary. If his employment terminated because of his death or disability, then he was entitled to his earned and unpaid salary through his date of termination and any payout he would have earned under our annual cash bonus plans for the fiscal year in which the termination occurs, prorated to reflect the number of days that he worked in the fiscal year. In addition, if his employment terminated because of disability, he was entitled to participate in medical/dental benefit plans for 18 months (or such longer period as may be provided in our benefit plans). If we terminated his employment for any other reason (other than “cause” (as defined in the employment agreement), or if he terminated his employment for “good reason,” then he was entitled to (i) receive his base salary for 18 months, (ii) a payment equal to 60% of his base salary (or, if greater and three full fiscal years were completed since the effectiveness of the agreement, 100% of his average annual bonus for the preceding three years), and (iii) participate in medical/dental benefit plans for 18 months (or such longer period as may be provided in our benefit plans), provided that the timing of certain payments could be delayed under Section 409A of the Code. If any such termination were to occur within three months prior to or two years following certain specified change of control transactions, then the period of base salary and medical/dental benefit continuation would be two years instead of 18 months. If we terminated his employment for “cause,” he was entitled only to payment of his earned and unpaid base salary for the period prior to termination.

The employment agreement also provided, with certain exceptions, that Mr. O’Donnell may not participate in any entity or engage in any activity that competes with us or any of our subsidiaries during his employment and for a period of one year after his employment terminates. In addition, the employment agreement imposed certain non-solicitation obligations on him during the same period of time.

The employment agreement also provided that he was entitled to participate in the SERP, described above under “Pension Plan Benefits,” which constitutes an attachment to the employment agreement.

If it was determined that any payment or benefit provided to Mr. O’Donnell by us or any of our subsidiaries will be subject to the excise tax imposed by Section 4999 of the Code, the employment agreement provided that we would make an additional lump-sum payment to Mr. O’Donnell sufficient, after giving effect to all federal, state and other taxes and charges with respect to such payment, to make Mr. O’Donnell whole for all taxes imposed under or as a result of Section 4999.

Actual termination payments to Mr. O’Donnell during 2009 include (i) $9,577 of unused vacation time paid out to Mr. O’Donnell as a result of the termination of his employment on May 1, 2009, (ii) $3,267 in respect of the issuance of common stock underlying restricted stock units that vested upon the termination of the employment of Mr. O’Donnell on May 1, 2009, (iii) $2,075 in respect of employer contributions to Mr. O’Donnell’s 401(k) account and $1,150 in respect of premiums for term life insurance policies for the benefit of Mr. O’Donnell and (iv) perquisites and other personal benefits in the aggregate amount of $4,311.

David Pretty. Mr. Pretty serves as our President – Xerium North America and Europe PMC. As of December 31, 2009, under the terms of his employment agreement, Mr. Pretty receives a base salary of $350,000, which may be increased at the discretion of the Board. If his employment terminates because of his death or disability, then he is entitled to his earned and unpaid salary through his date of termination. In addition, if his employment terminates because of disability, he is entitled to participate in medical/dental plans for 18 months (or such longer period as may be provided in our benefit plans). If we terminate his employment for any other reason (other than “cause” (as defined in the employment agreement)), or if he terminates his employment for “good reason,” then he is entitled to receive his base salary for one year and participate in medical/dental benefit plans for one year (or such longer period as may be provided in our benefit plans), provided that the timing of certain payments may be delayed under Section 409A of the Code. If any such termination occurs within three months prior to or two years following certain specified change of control transactions, then the period of base salary and medical/dental benefit continuation shall be 18 months instead of one year. If we terminate his employment for “cause,” he is entitled only to payment of his earned and unpaid base salary for the period prior to termination. The employment agreement also provides, with certain exceptions, that Mr. Pretty may not participate in any entity or engage in any activity that competes with us or any of our subsidiaries during his employment and for a period of one year after his employment terminates. In addition, the employment agreement imposes certain non-solicitation obligations on him during the same period of time.

If it is determined that any payment or benefit provided to Mr. Pretty by us or any of our subsidiaries will be subject to the excise tax imposed by Section 4999 of the Code, the employment agreement provides that we will reduce such payments and benefits to the extent necessary so that no portion of the remaining payments and benefits will be subject to the excise tax.

Potential Payments to Mr. Pretty Upon Termination or a Change of Control at December 31, 2009:

Reason for Termination	Cash Severance Payment (2)	Equity Awards (3)	Incremental Pension Benefits	Continuation of Medical/ Dental Benefits	Excise Tax Gross-up	Benefits under Life Insurance Policies the Premiums for which are Paid for By Xerium	Total Termination Benefits
Death	$75,000	$—	$—	$—	$—	$701,000	$776,000

Disability (1)	$75,000	$—	$—	$16,751	$—	$—	$91,751

By Xerium for Cause (1)	$75,000	$—	$26,101	$—	$—	$—	$101,101

By Xerium without Cause (1) and not within 3 months before or 24 months after a Change of Control (1)	$425,000	$9,799	$26,101	$11,167	$—	$—	$472,067

By Xerium without Cause(1) and within 3 months before or 24 months after a Change of Control (1)	$600,000	$19,760	$26,101	$16,751	$—	$—	$662,612

By the Executive for Good Reason (1) and not within 3 months before or 24 months after a Change of Control (1)	$425,000	$9,799	$26,101	$11,167	$—	$—	$472,067

By the Executive for Good Reason (1) and within 3 months before or 24 months after a Change of Control (1)	$600,000	$19,760	$26,101	$16,751	$—	$—	$662,612

By the Executive without Good Reason (1)	$75,000	$—	$26,101	$—	$—	$—	$101,101

(1)	As defined in Mr. Pretty’s Employment Agreement.
(2)	The amounts set forth under cash severance payments are payable over time as continuation of the payment of base salary or in a lump sum as described in the description of Mr. Pretty’s employment agreement above.
(3)	As of December 31, 2009, Mr. Pretty held the following restricted stock unit awards:
•

a performance-based restricted stock unit award with respect to 41,250 shares of common stock that was granted on May 16, 2007. On the first, second, third and fourth anniversaries of May 16, 2007 a total of 25%, 50%, 75% and 100%, respectively, of the restricted stock units would have been deemed to satisfy the cumulative total return vesting requirement if the cumulative total return on our common stock satisfies that year’s target (which is based upon a 13% compounded annual growth rate from the date of grant), whether or not any prior year’s target was satisfied. Any restricted stock units that are deemed to satisfy a cumulative total return vesting requirement in respect of a particular year will retain that status even if the cumulative total return on our common stock subsequently decreases or does not satisfy any subsequent year’s target. On May 16, 2011, any restricted stock units that have not been deemed to satisfy the cumulative total return vesting requirement shall be forfeited. Generally, Mr. Pretty must continue to be employed by Xerium through May 16, 2011 in order for any of the restricted stock units that have satisfied the cumulative total return vesting requirement to vest completely. If, however, his employment terminates prior to such date due to his death, disability, retirement, termination by us without cause or termination by him with good reason, then the restricted stock units that have been deemed to satisfy the cumulative shareholder return vesting requirement through the date of termination shall vest completely and the remainder shall be forfeited. If a “covered transaction” (as defined in the 2005 Plan) occurs, the restricted stock units that have previously been deemed to satisfy the cumulative total return vesting requirement will vest completely and, if the Compensation Committee determines that the transaction price corresponds to a cumulative annual return that would satisfy any prior or subsequent cumulative total return targets then the restricted stock units that would have been deemed to satisfy such cumulative total return targets shall vest completely. Any other of these performance-based restricted stock units shall be forfeited unless the Compensation Committee determines otherwise. These outstanding performance-based restricted stock units were amended on December 24, 2009 in connection with the Performance RSU Amendment, which provided that performance-based restricted stock units would vest and settle in full upon completion of a successful debt restructuring. For additional information with respect to the Performance RSU Amendment, please see the section “Long-Term Compensation” in Compensation Discussion & Analysis.

•

a time-based restricted stock unit award with respect to 26,000 shares of common stock that was granted on August 6, 2008 and which vests annually in equal installments on January 3, 2010 and 2011. Under the terms of this time-based restricted stock unit award, in the event Mr. Pretty’s employment terminates as a result of a Change of Control (as defined in such award), the entire award shall become vested immediately. If Mr. Pretty ceases to be employed by Xerium prior to a vesting date as a result of resignation, dismissal or any other reason, then the portion of the award that has not previously vested shall be forfeited automatically; provided that in the event of a termination of Mr. Pretty’s employment by us other than for Cause or termination of the Employee’s employment with Xerium by the Employee for Good Reason (as defined in such award), the pro-rata portion of the award that is then not vested shall become vested. The value in the table above for the vesting of this time-based restricted stock unit award was calculated based upon a price per share of our common stock of $0.76, the closing price on the New York Stock Exchange on December 31, 2008.

•

a performance-based restricted stock unit award with respect to 39,000 shares of common stock that was granted on August 6, 2008. On each of the first, second and third anniversaries of January 3, 2008 (the “Determination Date”) a total of 33.3%, 66.7% and 100%, respectively, of the restricted stock units will be earned if the Adjusted Fair Market Value (as defined in the award) of our common stock equals or exceeds the price target for that date as established by the Compensation Committee prior to the grant date, which is $7.50, $9.50 and $12.00, respectively. In the event that the price target on a Determination Date is not satisfied, but the price target for the subsequent Determination Date is satisfied, that portion of the award not previously earned shall become earned. On January 3, 2011 any restricted stock units that have not been earned shall be forfeited. Generally, Mr. Pretty must continue to be employed by Xerium through January 3, 2011 in order for any of the restricted stock units that equaled or exceeded the price targets to vest completely. If, however, his employment terminates prior to such date due to his death, disability, retirement, termination by us without cause or termination by him with good reason, then the restricted stock units that have been earned shall vest completely and the remainder shall be forfeited If a “covered transaction” (as defined in the 2005 Plan) occurs, the restricted stock units that have been previously earned will vest completely and the unvested awards shall be forfeited automatically unless the Compensation Committee determines otherwise. These outstanding performance-based restricted stock units were amended on December 24, 2009 in connection with the Performance RSU Amendment, which provided that performance-based restricted stock units would vest and settle in full upon completion of a successful debt restructuring. For additional information with respect to the Performance RSU Amendment, please see the section “Long-Term Compensation” in Compensation Discussion & Analysis.

Joan “John” Badrinas Ardevol. Mr. Badrinas serves as our President – Europe Rolls and Chief Technology Officer. As of December 31, 2009, under the terms of his employment agreement, Mr. Badrinas receives a base salary of Euro 275,000 ($383,168 at an exchange rate of $1.39 per Euro, the average exchange rate for 2009). In the event Mr. Badrinas is unable to perform his duties due to illness, we will pay him his full base salary for six months, subject to Mr. Badrinas’s assignment of any claims against third parties due to the loss of his earnings up to the amount of the continued payment of remuneration. The employment agreement also provides that we will provide Mr. Badrinas an automobile and pay all operating costs. The employment agreement will automatically terminate in the month that Mr. Badrinas turns 65 or when Mr. Badrinas is entitled to receive full state old age pension without any deductions or pension for full reduction in earning capacity, whichever occurs first. The employment agreement may also be terminated by either party by giving twelve months written notice, but we may terminate the employment agreement for good cause without regard to such restrictions. Mr. Badrinas is entitled to a severance payment equal to six months base salary upon termination if he is terminated without cause within one year following certain specified change of control transactions. The employment agreement also imposes certain non-solicitation obligations on him for a period of two years after his employment terminates.

Potential Payments to Mr. Badrinas Upon Termination or a Change of Control at December 31, 2009:

Reason for Termination	Cash Severance Payment (2)	Equity Awards (3)	Incremental Pension Benefits	Continuation of Medical/ Dental Benefits	Excise Tax Gross-up	Benefits under Life Insurance Policies the Premiums for which are Paid for By Xerium	Total Termination Benefits
Death	$50,000	$—	$—	$—	$—	$—	$50,000

Disability (1)	$50,000	$—	$—	$—	$—	$—	$50,000

By Xerium for Cause (1)	$50,000	$—	$—	$—	$—	$—	$50,000

By Xerium without Cause (1) and not within 3 months before or 24 months after a Change of Control (1)	$241,584	$9,799	$—	$—	$—	$—	$251,383

By Xerium without Cause(1) and within 3 months before or 24 months after a Change of Control (1)	$241,584	$19,760	$—	$—	$—	$—	$261,344

By the Executive for Good Reason (1) and not within 3 months before or 24 months after a Change of Control (1)	$50,000	$9,799	$—	$—	$—	$—	$59,799

By the Executive for Good Reason (1) and within 3 months before or 24 months after a Change of Control (1)	$50,000	$19,760	$—	$—	$—	$—	$69,760

By the Executive without Good Reason (1)	$50,000	$—	$—	$—	$—	$—	$50,000

(1)	As defined in Mr. Badrinas’ Employment Agreement.
(2)

The amounts set forth under cash severance payments are payable over time as continuation of the payment of base salary or in a lump sum as described in the description of Mr. Badrinas’ employment agreement above. In addition, this column includes cash payments under our Performance Award Program for 2009 that were payable as a result of Mr. Badrinas being employed with Xerium on December 31, 2009.
(3)	This column includes cash payments under our Performance Award Program for 2009 that were payable as a result of Mr. Badrinas being employed with Xerium on December 31, 2009. Additionally, as of December 31, 2009, Mr. Badrinas held the following restricted stock unit awards:

•

a performance-based restricted stock unit award with respect to 41,250 shares of common stock that was granted on May 16, 2007. On the first, second, third and fourth anniversaries of May 16, 2007 a total of 25%, 50%, 75% and 100%, respectively, of the restricted stock units will be deemed to satisfy the cumulative total return vesting requirement if the cumulative total return on our common stock satisfies that year’s target (which is based upon a 13% compounded annual growth rate from the date of grant), whether or not any prior year’s target was satisfied. Any restricted stock units that are deemed to satisfy a cumulative total return vesting requirement in respect of a particular year will retain that status even if the cumulative total return on our common stock subsequently decreases or does not satisfy any subsequent year’s target. On May 16, 2011, any restricted stock units that have not been deemed to satisfy the cumulative total return vesting requirement shall be forfeited. Generally, Mr. Badrinas must continue to be employed by Xerium through May 16, 2011 in order for any of the restricted stock units that have satisfied the cumulative total return vesting requirement to vest completely. If, however, his employment terminates prior to such date due to his death, disability, retirement, termination by us without cause or termination by him with good reason, then the restricted stock units that have been deemed to satisfy the cumulative shareholder return vesting requirement through the date of termination shall vest completely and the remainder shall be forfeited. If a “covered transaction” (as defined in the 2005 Plan) occurs, the restricted stock units that have previously been deemed to satisfy the cumulative total return vesting requirement will vest completely and, if the Compensation Committee determines that the transaction price corresponds to a cumulative annual return that would satisfy any prior or subsequent cumulative total return targets then the restricted stock units that would have been deemed to satisfy such cumulative total return targets shall vest completely. Any other of these performance-based restricted stock units shall be forfeited unless the Compensation Committee determines otherwise. These outstanding performance-based restricted stock units were amended on December 24, 2009 in connection with the Performance RSU Amendment, which provided that performance-based restricted stock units would vest and settle in full upon completion of a successful debt restructuring. For additional information with respect to the Performance RSU Amendment, please see the section “Long-Term Compensation” in Compensation Discussion & Analysis.

•

a time-based restricted stock unit award with respect to 26,000 shares of common stock that was granted on August 6, 2008 and which vests annually in equal installments on January 3, 2010 and 2011. Under the terms of this time-based restricted stock unit award, in the event Mr. Badrinas’ employment terminates as a result of a Change of Control (as defined in such award), the entire award shall become vested immediately. If Mr. Badrinas ceases to be employed by Xerium prior to a vesting date as a result of resignation, dismissal or any other reason, then the portion of the award that has not previously vested shall be forfeited automatically; provided that in the event of a termination of Mr. Badrinas’ employment by us other than for Cause or termination of the Employee’s employment with Xerium by the Employee for Good Reason (as defined in such award), the pro-rata portion of the award that is then not vested shall become vested. The value in the table above for the vesting of this time-based restricted stock unit award was calculated based upon a price per share of our common stock of $0.76, the closing price on the New York Stock Exchange on December 31, 2009.

•

a performance-based restricted stock unit award with respect to 39,000 shares of common stock that was granted on August 6, 2008. On each of the first, second and third anniversaries of January 3, 2008 (the “Determination Date”) a total of 33.3%, 66.7% and 100%, respectively, of the restricted stock units will be earned if the Adjusted Fair Market Value (as defined in the award) of our common stock equals or exceeds the price target for that date as established by the Compensation Committee prior to the grant date, which is $7.50, $9.50 and $12.00, respectively. In the event that the price target on a Determination Date is not satisfied, but the price target for the subsequent Determination Date is satisfied, that portion of the award not previously earned shall become earned. On January 3, 2011 any restricted stock units that have not been earned shall be forfeited. Generally, Mr. Badrinas must continue to be employed by Xerium through January 3, 2011 in order for any of the restricted stock units that equaled or exceeded the price targets to vest completely. If, however, his employment terminates prior to such date due to his death, disability, retirement, termination by us without cause or termination by him with good reason, then the restricted stock units that have been earned shall vest completely and the remainder shall be forfeited. If a “covered transaction” (as defined in the 2005 Plan) occurs, the restricted stock units that have been previously earned will vest completely and the unvested awards shall be forfeited automatically unless the Compensation Committee determines otherwise. These outstanding performance-based restricted stock units were amended on December 24, 2009 in connection with the Performance RSU Amendment, which provided that performance-based restricted stock units would vest and settle in full upon completion of a successful debt restructuring. For additional information with respect to the Performance RSU Amendment, please see the section “Long-Term Compensation” in Compensation Discussion & Analysis.

Peter Williamson. Mr. Williamson served as our President – Xerium Europe for the fiscal year ended December 31, 2009. Mr. Williamson’s employment with Xerium terminated on March 31, 2010 when the term of his agreement expired and was not renewed. As of December 31, 2009, under the terms of his employment agreement, Mr. Williamson received a base salary of Euro 306,000 ($426,362 at an exchange rate of $1.39 per Euro, the average exchange rate for 2009), which may be increased at the discretion of the “Supervisory Board,” which is our Board of Directors. The employment agreement also provided that we would provide Mr. Williamson an automobile during his employment. In the event that Mr. Williamson was unable to perform his duties due to illness, we were to pay him the difference between any insurance payments he received and his salary for up to six months. Mr. Williamson was entitled to a severance payment equal to six months base salary upon termination if he was terminated without cause within one year following certain specified change of control transactions. We made an annual contribution in the amount of $34,833 into a private pension investment plan owned by Mr. Williamson as long as he remained employed by Xerium. We have no further contribution obligation with respect to Mr. Williamson’s private pension investment plan following the termination of his employment.

The following table summarizes potential payments to Mr. Williamson upon termination or a change of control at December 31, 2009. Mr. Williamson’s employment agreement expired on March 31, 2010 and was not renewed. Accordingly, Mr. Williamson is not entitled to receive any termination payments.

Potential Payments to Mr. Williamson Upon Termination or a Change of Control at December 31, 2009:

Reason for Termination	Cash Severance Payment (2)	Equity Awards (3)	Incremental Pension Benefits	Continuation of Medical/ Dental Benefits	Excise Tax Gross-up	Benefits under Life Insurance Policies the Premiums for which are Paid for By Xerium	Total Termination Benefits
Death	$35,000	$—	$—	$—	$—	$—	$35,000

Disability (1)	$35,000	$—	$—	$—	$—	$—	$35,000

By Xerium for Cause (1)	$35,000	$—	$—	$—	$—	$—	$35,000

By Xerium without Cause (1) and not within 3 months before or 24 months after a Change of Control (1)	$248,181	$21,605	$—	$—	$—	$—	$269,786

By Xerium without Cause(1) and within 3 months before or 24 months after a Change of Control (1)	$248,181	$42,560	$—	$—	$—	$—	$290,741

By the Executive for Good Reason (1) and not within 3 months before or 24 months after a Change of Control (1)	$35,000	$21,605	$—	$—	$—	$—	$56,605

By the Executive for Good Reason (1) and within 3 months before or 24 months after a Change of Control (1)	$35,000	$42,560	$—	$—	$—	$—	$77,560

By the Executive without Good Reason (1)	$35,000	$—	$—	$—	$—	$—	$35,000

(1)	As defined in Mr. Williamson’s Employment Agreement. Mr. Williamson’s employment agreement expired on March 31, 2010 and was not renewed. Accordingly, Mr. Williamson is not entitled to receive any termination payments.
(2)	The amounts set forth under cash severance payments are payable over time as continuation of the payment of base salary or in a lump sum as described in the description of Mr. Williamson’s employment agreement above. As a result of the expiration of Mr. Williamson’s employment agreement on March 31, 2010, Mr. Williamson is not entitled to receive any cash severance payments.
(3)	As of December 31, 2009, Mr. Williamson held the following restricted stock unit awards:
•

a performance-based restricted stock unit award with respect to 25,000 shares of common stock that was granted on May 16, 2007. On the first, second, third and fourth anniversaries of May 16, 2007 a total of 25%, 50%, 75% and 100%, respectively, of the restricted stock units will be deemed to satisfy the cumulative total return vesting requirement if the cumulative total return on our common stock satisfies that year’s target (which is based upon a 13% compounded annual growth rate from the date of grant), whether or not any prior year’s target was satisfied. Any restricted stock units that are deemed to satisfy a cumulative total return vesting requirement in respect of a particular year will retain that status even if the cumulative total return on our common stock subsequently decreases or does not satisfy any subsequent year’s target. On May 16, 2011, any restricted stock units that have not been deemed to satisfy the cumulative total return vesting requirement shall be forfeited. Generally, Mr. Williamson must continue to be employed by Xerium through May 16, 2011 in order for any of the restricted stock units that have satisfied the cumulative total return vesting requirement to vest completely. If, however, his employment terminates prior to such date due to his death, disability, retirement, termination by us without cause or termination by him with good reason, then the restricted stock units that have been deemed to satisfy the cumulative shareholder return vesting requirement through the date of termination vest completely and the remainder shall be forfeited. Since no portion of this restricted stock unit had satisfied the cumulative shareholder return vesting requirement through December 31, 2009, no amount is included in the table above in respect of these awards. If a “covered transaction” (as defined in the 2005 Plan) occurs, the restricted stock units that have previously been deemed to satisfy the cumulative total return vesting requirement will vest completely and, if the Compensation Committee determines that the transaction price corresponds to a cumulative annual return that would satisfy any prior or subsequent cumulative total return targets then the restricted stock units that would have been deemed to satisfy such cumulative total return targets shall vest completely. Any other of these performance-based restricted stock units shall be forfeited unless the Compensation Committee determines otherwise. These outstanding performance-based restricted stock units were amended on December 24, 2009 in connection with the Performance RSU Amendment, which provided that performance-based restricted stock units would vest and settle in full upon completion of a successful debt restructuring. For additional information with respect to the Performance RSU Amendment, please see the section “Long-Term Compensation” in Compensation Discussion & Analysis. Mr. Williamson’s employment agreement expired on March 31, 2010 and was not renewed. Accordingly, Mr. Williamson is not entitled to receive payment under these performance-based restricted stock unit awards.

•

a time-based restricted stock unit award with respect to 30,000 shares of common stock granted on June 13, 2008 that vest 100% on June 13, 2011. Under the terms of this time-based restricted stock unit award, in the event Mr. Williamson’s employment terminates as a result of a Change of Control (as defined in such award), the pro-rata portion of the award that is then not vested shall become vested. If Mr. Williamson ceases to be employed by Xerium prior to a vesting date as a result of resignation, dismissal or any other reason, then the portion of the award that has not previously vested shall be forfeited automatically. In the event of termination of Mr. Williamson’s employment by us other than for Cause or termination of the Employee’s employment with Xerium by the Employee for Good Reason (as defined in such award), a pro rata percentage of the award that is then not vested shall become vested on the date of termination. As a result of the expiration of Mr. Williamson’s employment contract on March 31, 2010, he is entitled to receive 17,500 shares of our common stock under this time-based restricted stock unit award. The value in the table above for the vesting of this time-based restricted stock unit award was calculated based upon a price per share of our common stock of $0.76, the closing price on the New York Stock Exchange on December 31, 2009.

•

a time-based restricted stock unit award with respect to 26,000 shares of common stock that was granted on August 6, 2008 and which vests annually in equal installments on January 3, 2010 and 2011. Under the terms of this time-based restricted stock unit award, in the event Mr. Williamson’s employment terminates as a result of a Change of Control (as defined in such award), the entire award shall become vested immediately. If Mr. Williamson ceases to be employed by Xerium prior to a vesting date as a result of resignation, dismissal or any other reason, then the portion of the award that has not previously vested shall be forfeited automatically; provided that in the event of a termination of Mr. Williamson’s employment by us other than for Cause or termination of the Employee’s employment with Xerium by the Employee for Good Reason (as defined in such award), the pro-rata portion of the award that is then not vested shall become vested. The value in the table above for the vesting of this time-based restricted stock unit award was calculated based upon a price per share of our common stock of $0.76, the closing price on the New York Stock Exchange on December 31, 2009. As a result of the expiration of Mr. Williamson’s employment contract on March 31, 2010, he is entitled to receive 2,166.66 shares of our common stock under this time-based restricted stock unit award.

•

a performance-based restricted stock unit award with respect to 39,000 shares of common stock that was granted on August 6, 2008. On each of the first, second and third anniversaries of January 3, 2008 (the “Determination Date”) a total of 33.3%, 66.7% and 100%, respectively, of the restricted stock units will be earned if the Adjusted Fair Market Value (as defined in the award) of our common stock equals or exceeds the price target for that date as established by the Compensation Committee prior to the grant date, which is $7.50, $9.50 and $12.00, respectively. In the event that the price target on a Determination Date is not satisfied, but the price target for the subsequent Determination Date is satisfied, that portion of the award not previously earned shall become earned. On January 3, 2011 any restricted stock units that have not been earned shall be forfeited. Generally, Mr. Williamson must continue to be employed by Xerium through January 3, 2011 in order for any of the restricted stock units that equaled or exceeded the price targets to vest completely. If, however, his employment terminates prior to such date due to his death, disability, retirement, termination by us without cause or termination by him with good reason, then the restricted stock units that have been earned shall vest completely and the remainder shall be forfeited. If a “covered transaction” (as defined in the 2005 Plan) occurs, the restricted stock units that have been previously earned will vest completely and the unvested awards shall be forfeited automatically unless the Compensation Committee determines otherwise. These outstanding performance-based restricted stock units were amended on December 24, 2009 in connection with the Performance RSU Amendment, which provided that performance-based restricted stock units would vest and settle in full upon completion of a successful debt restructuring. For additional information with respect to the Performance RSU Amendment, please see the section “Long-Term Compensation” in Compensation Discussion & Analysis. Mr. Williamson’s employment agreement expired on March 31, 2010 and was not renewed. Accordingly, Mr. Williamson is not entitled to receive payment under these performance-based restricted stock unit awards.

COMPENSATION OF DIRECTORS

Employee directors do not receive additional compensation for service on the Board or its committees. The Nominating and Corporate Governance Committee reviews and makes recommendations to the Board regarding the compensation of directors. The Board approves the compensation of directors. In 2007, we engaged Watson Wyatt Worldwide, Inc. (now Towers Watson & Co.), a compensation consulting firm, at the request of Nominating and Corporate Governance Committee to conduct an annual review of our cash and equity compensation program for non-employee directors in order to assist the Board in establishing non-employee director compensation for 2008 and subsequent years. The policy for non-employee director compensation was amended on March 9, 2009 and again on August 3, 2009.

Current Non-Management Director Compensation Policy

The current policy regarding compensation for non-management directors has been in effect since August 3, 2009. Under the current policy, non-management directors receive an annual cash retainer of $30,000. For meetings held after March 31, 2009, non-management directors also receive $1,500 per director per meeting for attending meetings of the Board or any committee of the Board in person and $500 for attending meetings that last longer than one hour by telephone. The chairman of the Audit Committee also receives additional cash compensation at an annual rate of $10,000 per year, and the chairman of the Compensation Committee and the chairman of the Nominating and Governance Committee each receive additional cash compensation at an annual rate of $5,000 per year. These amounts are payable quarterly in arrears promptly following the end of the quarter. Directors are also reimbursed for out-of-pocket expenses for attending board and committee meetings.

Under the current policy, non-management directors also receive equity-based compensation in the form of a grant of restricted stock units following the annual meeting to stockholders in recognition of their services for the prior year. The number of restricted stock units granted to each non-management director is calculated by dividing $40,000 by the average closing price per share of our common stock over the 20 trading days prior to the annual meeting of stockholders. Non-management directors whose service on the Board is terminated prior to the next annual meeting of stockholders will also receive a grant of restricted stock units, calculated by dividing a pro-rated portion of $40,000 (based on the number of days served by the director since the prior annual meeting of stockholders) by the average closing price per share of our common stock over the 20 trading days prior to the director’s date of termination. In either case, the restricted stock units shall be granted promptly after the 20 trading day period runs.

Dividends, if any, in respect of these restricted stock units are paid at the same rate as dividends on our common stock but are paid only in the form of additional restricted stock units. The restricted stock units are fully vested at grant. Upon the termination of the director’s service on the Board, the director will be entitled to receive the number of shares of common stock that equals the number of restricted stock units the director has earned.

To the extent that a non-management director has already received equity compensation for a given period of service pursuant to a policy previously in effect, the equity compensation provisions of this policy will not be applicable to the director until after the end of the period of service for which the equity compensation was previously awarded. On June 9, 2009, each of our current directors received equity compensation awards pursuant to the prior non-management director compensation policy for service during the year following June 9, 2009. As a result, our current directors will only receive equity compensation under the current non-management compensation policy for service after June 9, 2010.

Non-Management Director Compensation between March 9, 2009 and August 3, 2009

On March 9, 2009, the Board of Directors revised the policy then in effect regarding compensation for non-management directors. This revised policy was in effect from March 9, 2009 until August 3, 2009. Under the revised policy, non-management directors received an annual cash retainer of $30,000. The chairman of the Audit Committee also received additional cash compensation at an annual rate of $10,000 per year, and the chairman of the Compensation Committee and the chairman of the Nominating and Governance Committee each received additional cash compensation at an annual rate of $5,000 per year. These amounts were payable quarterly in arrears promptly following the end of the quarter. Directors were also reimbursed for out-of-pocket expenses for attending board and committee meetings.

Under the policy in effect from March 9, 2009 until August 3, 2009, non-management directors also received equity-based compensation in the form of a grant of restricted stock units following the annual meeting to stockholders in recognition of their services for the ensuing year. The number of restricted stock units granted to each non-management director was calculated by dividing $40,000 by the average closing price per share of our common stock over the 20 trading days prior to the annual meeting of stockholders. The restricted stock units were required to be granted promptly after the 20-trading day period ran. Dividends, if any, in respect of these restricted stock units are paid at the same rate as dividends on our common stock but were paid only in the form of additional restricted stock units. All restricted stock units granted under this policy were granted on June 9, 2009 and were fully vested at grant, provided, however, that if the director ceases to serve as a member of the Board for any reason other than as a result of a change in control prior to the 2010 annual meeting of stockholders, the director will forfeit a pro-rata portion of the award. The forfeiture provision set out in the restricted stock units granted under this policy was modified in connection with our chapter 11 restructuring (described below) so that the directors departing from the Board as a consequence of the restructuring will not forfeit restricted stock units as a result. Upon the termination of the director’s service on the Board, the director will be entitled to receive the number of shares of common stock that equals the number of restricted stock units the director had earned (less any restricted stock units forfeited as described in the preceding sentence).

Non-Management Director Compensation before March 9, 2009

Before March 9, 2009, the annual rate of cash compensation for non-management directors was $30,000 and $1,500 per director per meeting for attending meetings of the Board or any committee of the Board in person

($500 for attending meetings that last longer than one hour by telephone). The chairman of the Board, if such chairman was a non-management director, and the chairman of the Audit Committee also each received additional cash compensation at an annual rate of $10,000 per year, and the chairman of the Compensation Committee and the chairman of the Nominating and Corporate Governance Committee each received initial additional cash compensation at an annual rate of $5,000 per year. Directors were also reimbursed for out-of-pocket expenses for attending Board and committee meetings.

Under the policy in effect prior to March 9, 2009, non-management directors also received compensation in form of equity-based awards as approved from time to time. In each of 2005, 2006, and 2007, each of the non-management directors received a restricted stock unit award in respect of 2,500 shares of our common stock. Dividends in respect of these restricted stock units are paid at the same rate as dividends on our common stock, but are paid only in the form of additional restricted stock units. Upon the termination of the director’s service on the Board such director will be entitled to receive the number of shares of common stock that equals the number of restricted stock units the director has earned.

Director Compensation

The following table sets forth information for the compensation earned by the individuals that served as non-employee directors of Xerium for service on the Board or committees of the Board during the fiscal year ended December 31, 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jay J. Gurandiano	$86,500	$107,459	$	$—	$—	$	$193,959
Nico Hansen (2)	$53,000	$134,055	$	$—	$—	$	$187,055
David G. Maffucci (3)	$30,473	$43,190	$	$—	$—	$	$73,663
Edward Paquette	$88,132	$147,694	$	$—	$—	$	$235,826
Michael Phillips (4)	$45,000	$147,694	$	$—	$—	$	$192,694
John G. Raos	$78,500	$107,459	$	$—	$—	$	$185,959

(1)	The amounts in this column reflect the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718, Compensation – Stock Options (“ASC Topic 718”) of the stock awards granted to non-employee directors during 2009. Assumptions used in the calculation of these amounts are included in Note 13 to our audited financial statements for the fiscal year ended December 31, 2009 Each restricted stock unit corresponds to one share of our common stock. Upon the termination of the director’s service on our Board, such director will receive the number of shares of common stock that equals the number of restricted stock units the director has earned. Dividends are paid on these restricted stock unit awards at the same rate as dividends on our common stock (if any), but only in the form of additional restricted stock units.
(2)	Mr. Hansen resigned from our Board, effective April 16, 2010.
(3)	The amounts in this table for Mr. Maffucci represent amounts earned during 2009 while Mr. Maffucci served as a non-management director. On June 8, 2009 Mr. Maffucci’s non-employee director status terminated when his employment commenced as our Executive Vice President and Chief Financial Officer.
(4)	Mr. Phillips resigned from our Board, effective April 15, 2010.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K/A with management, and based upon such review of and discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A for filing with the SEC.

The foregoing report is provided by the following directors, who constitute the Compensation Committee:

Mr. John G. Raos, Chairman

Mr. Jay J. Gurandiano

Mr. Edward Paquette

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2009, none of our executive officers served as: (i) a member of the Compensation Committee (or other Board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served on the Compensation Committee; (ii) a director of another entity, one of whose executive officers served on the Compensation Committee; or (iii) a member of the Compensation Committee (or other Board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served as a director of Xerium. No current or former officers or employees of Xerium serve on the Compensation Committee.

NARRATIVE DISCLOSURE OF THE REGISTRANT’S COMPENSATION POLICIES AND PRACTICES AS THEY RELATE TO THE REGISTRANT’S RISK MANAGEMENT

During 2009, we conducted a risk assessment of our compensation policies and practices to ensure that they do not foster risk taking above the level of risk associated with our business model. We believe that risk arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on us.

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

For further information regarding restricted stock unit awards granted under our 2005 Equity Incentive Plan, see Note 13 to our audited financial statements for the fiscal year ended December 31, 2009

Certain Material Equity Awards

On December 31, 2009, we entered into an amendment to the employment agreement between us and Mr. Stephen Light, our Chairman, President and Chief Executive Officer, as the per-participant, per-year limitations under the 2005 Plan prevented us from fulfilling our contractual obligation and granting to Mr. Light restricted stock units under our equity incentive plan with an aggregate value of $1.25 million on January 1, 2010. The amendment to Mr. Light’s employment agreement provides that in lieu of granting him such restricted stock units, we instead are to (i) grant to Mr. Light 500,000 performance-based restricted stock units on January 1, 2010, which are to vest annually over a three-year period if the price of our common stock meets or exceeds certain price targets approved by the Compensation Committee of the our Board of Directors; and (ii) make a cash payment to Mr. Light of $825,000 which Mr. Light is obligated to use the total amount of such cash payment, less the amount necessary to satisfy tax obligations with respect to the cash payment, to purchase shares of common stock from us at its agreed fair value, based on the average per share closing price on the New York Stock Exchange of our shares of common stock for the 20 trading days prior to January 1, 2010. Accordingly, a total of 795,280 shares of common stock were sold to Mr. Light on January 5, 2010 for $530,803 in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Chapter 11 Restructuring

On March 30, 2010, we and certain of our subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Chapter 11 filing was made with a “pre-arranged” restructuring plan (the “Plan”) with the support of our lenders which provides, among other things, that approximately $620 million of existing debt would be exchanged for approximately $10 million in cash, $410 million in new term loans maturing in 2015, and approximately 82.6% of our common stock. Existing shareholders would retain a minority equity ownership interest in us of approximately 17.4% of the common stock and receive warrants to purchase up to an additional 10% of the common stock. In addition, our proposed debtor-in-possession financing, comprising a revolving loan of up to $20 million and a term loan of $60 million, would convert to a post-Chapter 11 first-lien financing facility. If the Plan is confirmed by the bankruptcy court, Apax will no longer hold a majority of our common stock or voting power, and that our lenders will hold, in the aggregate, approximately 82.6% of our common stock and voting power.

Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth the amount of our common stock beneficially owned, directly or indirectly, as of March 31, 2010, by (i) based on information filed with the Securities and Exchange Commission, each person known by us to beneficially own more than 5% of our common stock; (ii) each current member of the Board; (iii) each of our Named Executive Officers (provided that in the case of Mr. O’Donnell who was no longer an employee of Xerium as of March 31, 2010 and in the case of Mr. Williamson whose employment with Xerium terminated on March 31, 2010 when the term of his employment agreement expired and was not renewed, the data below is based upon information available to us); and (iv) all members of the Board and all of our executive officers as a group, and the percentage of the common stock outstanding represented by each such amount. As of March 31, 2010, the total number of shares of our common stock outstanding was 50,105,131. Except as indicated in the footnotes to the table, each person has sole voting and investment power with respect to all shares indicated as beneficially owned by such person. Except as indicated in the footnotes to this table, the address for each person listed below is c/o Xerium Technologies, Inc., 8537 Six Forks Road, Suite 300, Raleigh, NC 27615.

	Common Stock, par value $0.01 per share
Name of Beneficial Owner	Number	Percent
Apax Europe IV GP Co. Ltd. (1)	25,043,764	50.0%
Stephen Light	1,652,812	3.3%
David Maffucci (2)	75,654	*
Michael O’Donnell (3)	377,305	*
David Pretty	106,859	*
Peter Williamson (4)	184,427	*
Joan “John” Badrinas Ardevol	202,310	*
Jay Gurandiano (5)	74,511	*
Edward Paquette (6)	112,665	*
John Raos (5)	103,511	*
All directors and executive officers as a group (10 people) (7)	3,137,936	6.3%

(*)	Less than 1%.
(1)	Apax Europe IV GP Co. Ltd.’s address is 13 – 15 Victoria Road, St Peter Port, Guernsey, Channel Islands GY1 3ZD. Includes 24,963,243.53 shares held by Apax WW Nominees Ltd. and 80,520.58 shares held by Apax-Xerium APIA L.P. Apax Europe IV GP Co. Ltd. is the managing general partner of Apax Europe IV GP L.P. Apax Europe IV GP LP is the managing general partner of Apax Europe IV-A, L.P. and of Apax-Xerium APIA LP. Apax WW Nominees Ltd. holds shares in Xerium as custodian and on behalf of Apax Europe IV-A, L.P.
(2)	Includes 26,176 shares of common stock (not including shares in respect of future dividend payments on our common stock) that will be paid to Mr. Maffucci upon the termination of his service on the Board in respect of outstanding restricted stock units earned as part of the director’s compensation for service on the Board.
(3)	Mr. O’Donnell resigned on May 1, 2009.
(4)	Mr. Williamson’s employment with Xerium terminated on March 31, 2010 when the term of his employment agreement expired and was not renewed.
(5)

Includes 70,011 shares of common stock (not including shares in respect of future dividend payments on our common stock) that will be paid to the non-management director upon the termination of his service on the

Board in respect of outstanding restricted stock units earned as part of the director’s compensation for service on the Board.
(6)	Represents 112,665 shares of common stock (not including shares in respect of future dividend payments on our common stock) that will be paid to the non-management director upon the termination of the director’s service on the Board in respect of outstanding restricted stock units earned as part of the director’s compensation for service on the Board.
(7)	Includes an aggregate of 278,863 shares of common stock (not including shares in respect of future dividend payments on our common stock) that will be paid to Messrs. Gurandiano, Maffucci, Paquette and Raos upon the termination of their service on the Board in respect of outstanding restricted stock units earned as part of the directors’ compensation for service on the Board.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We review all relationships and transactions in which we and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. We obtain information from the directors and executive officers with respect to related person transactions in order to determine, based on the facts and circumstances, whether we or a related party has a direct or indirect material interest in the transaction. If the determination is made that a related party has a material interest in any company transaction, these transactions are disclosed in our proxy statement as required under the rules and regulations of the Securities and Exchange Commission. In addition, in March 2007, the Board adopted a written policy that calls for the Audit Committee to review and approve related party transactions occurring after the date of adoption of that policy other than:

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

•

a transaction in which the interest of the related party arises solely from the ownership of a class of our equity securities and all holders of that class receive the same benefit on a pro rata basis.

The policy calls for the Audit Committee to consider:

•	the nature of the related party’s interest in the transaction;

•	the material terms of the transaction, including, without limitation, the amount and type of transaction;

•	the significance of the transaction to the related party;

•	the significance of the transaction to us;

•	whether the transaction would impair the judgment of a director or executive officer to act in our best interest;

•	whether the transaction is fair to us; and

•	any other matters the Audit Committee deems appropriate.

In accordance with the policy, any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote respecting approval of the transaction, provided, however, that such director may be counted in determining the presence of a quorum at a meeting of the Audit Committee that considers the transaction.

Director Independence

The Board has adopted Corporate Governance Guidelines that include standards for the independence of directors in accordance with the rules and regulations of the NYSE. The standards for the independence of directors are included in the Corporate Governance Guidelines available on our website at www.xerium.com. Using the standards set forth in the Corporate Governance Guidelines, the Board has determined that each of Messrs. Gurandiano, Paquette, and Raos is independent.

“Controlled Company” Exemption under NYSE Rules

Under Section 303A of the New York Stock Exchange Listed Company Manual (the “NYSE Rules”), we are considered a “Controlled Company” because Apax Europe IV GP Co. Ltd. (“Apax”) beneficially owns approximately 50% of our voting power as of April 23, 2010. As a Controlled Company, we are exempt from certain NYSE Rules requiring a board of directors with a majority of independent members, a compensation committee composed entirely of independent directors and a nominating committee composed entirely of independent directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows information about fees paid by us to Ernst & Young LLP.

	2009	2008
Audit fees (a)	$2,089,265	$1,847,825
Audit-related fees (b)	363,190	429,079
Tax fees (c)	251,291	205,002
All other fees (d)	—	—

Total fees	2,703,746	$2,481,906

(a)	Audit fees were for professional services rendered for the audits of our consolidated financial statements (including services in connection with rendering an opinion under Section 404 of the Sarbanes-Oxley Act of 2002), foreign statutory audit fees, attest services, reviews of quarterly results, consents and assistance with and review of documents filed with the SEC and related out-of-pocket expenses.
(b)	Audit-related fees were for technical, financial reporting and compliance services that are reasonably related to the performance of the audit or review of our financial statements and that are not included under the heading “Audit fees.”
(c)	Tax fees include tax compliance, tax planning and tax advice.
(d)	All other fees include services not included in (a), (b) or (c) above.

The Audit Committee is responsible for pre-approving all audit and non-audit services rendered by Ernst & Young LLP. The Audit Committee has adopted a policy which sets forth procedures and conditions pursuant which services proposed to be performed by the independent registered public accounting firm may be pre-approved. Under the policy, unless the Audit Committee states a different term, the term of any pre-approval extends from the date of the pre-approval until the next meeting of the Audit Committee at which it reviews all outstanding pre-approvals and renews, modifies and/or discontinues each such pre-approval. The Audit Committee has delegated certain pre-approval responsibilities to its Chairman, currently Mr. Paquette. Any services pre-approved by the Chairman are to be reported to the Audit Committee at its next general meeting. Any proposed services exceeding pre-approved cost levels or with scope greater than that which is pre-approved requires specific approval by the Audit Committee in advance of the provision of the service. The Audit Committee pre-approved all audit and non-audit services rendered by Ernst & Young LLP for the fiscal years ended December 31, 2009 and December 31, 2008.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on April 26, 2010.

XERIUM TECHNOLOGIES, INC.

By:	/S/ STEPHEN R. LIGHT
Stephen R. Light Chairman, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of Xerium Technologies, Inc.

3.2(1)	Amended and Restated By-Laws of Xerium Technologies, Inc.

4.1(1)	Registration Rights Agreement by and among Xerium Technologies, Inc. and certain of its investors.

4.2(2)	Form of Stock Certificate for Common Stock, incorporated by reference to Exhibit 4.2 to Xerium Technologies, Inc.’s Registration Statement on Form S-1/A filed on May 3, 2005, Registration Number 333-114703.

4.3(9)	Dividend Reinvestment Plan, incorporated by reference to 8-K filed February 20, 2007.

10.1(1)	Credit Agreement, dated as of May 18, 2005 among Xerium Technologies, Inc. and certain financial institutions as the Lenders.

10.3(1)+	Employment Agreement with Michael O’Donnell.

10.5(30)+	2005 Equity Incentive Plan.

10.6(4)+	Xerium Technologies, Inc. 2006 Cash Incentive Bonus Plan.

10.7(2)+	Form of 2005 Performance-Based Restricted Stock Units Agreement for Executive Officers.

10.8(31)+	Form of 2005 Time-Based Restricted Stock Units Agreement for Executive Officers.

10.9(32)+	Form of Restricted Stock Units Agreement for Directors.

10.10(3)	Amendment No. 1 to Credit Agreement, dated as of February 8, 2006, among Xerium Technologies, Inc. and certain financial institutions as the Lenders.

10.11(4)+	Form of 2007 Corporate Award for Executive Officers under the Xerium Technologies, Inc. 2006 Cash Incentive Bonus Plan.

10.13(6)+	Amended and Restated Service Contract with John Badrinas.

10.14(7)	Amendment No. 2 to Credit Agreement, dated as of December 22, 2006, among Xerium Technologies, Inc. and certain financial institutions as the Lenders.

10.15(8)	Letter Agreement, dated as of December 22, 2006, by and among Xerium Technologies, Inc., Apax WWW Nominees Ltd. AE4, Apax WW Nominees Ltd. and Apax Xerium APIA LP.

10.16(11)+	Form of Performance Based Restricted Stock Units Agreement (based upon a 2007 performance metric) under the 2005 Equity Incentive Plan.

10.17(12)	Amendment No. 3 to Credit Agreement, dated as of May 2, 2007, among Xerium Technologies, Inc. and certain financial institutions as the Lenders.

10.18(13)	Letter Agreement, dated as of May 2, 2007, by and among Xerium Technologies, Inc., Apax WWW Nominees Ltd. AE4, Apax WW Nominees Ltd. and Apax Xerium APIA LP.

10.19(14)+	Form of 2007 Shareholder Return Based Restricted Stock Units Agreement under the 2005 Equity Incentive Plan.

10.20(15)+	Form of 2008 Shareholder Return Based Restricted Stock Units Agreement under the 2005 Equity Incentive Plan.

10.21(16)+	Form of 2008 Time-Based Restricted Stock Units Agreement under the 2005 Equity Incentive Plan.

10.22(17)+	Employment Agreement with Stephen R. Light.

10.23(18)+	Amendment No. 1 to Employment Agreement between Xerium Technologies, Inc. and Michael O’Donnell dated February 11, 2008.

Exhibit Number	Description of Exhibit

10.24(25)+	Amendment No. 1 to Employment Agreement with Stephen R. Light.

10.25(26)+	2008 Time-Based Restricted Stock Units Agreement with Stephen R. Light.

10.26(27)+	Amended and Restated Service Contract with Peter Williamson.

10.27(38)+	Description of Compensation for Non-Management Directors.

10.28(29)	Amendment No. 4 and Waiver to Credit Agreement, dated as of April 8, 2008, among Xerium Technologies, Inc. and certain financial institutions as the Lenders.

10.29(19)+	Amendment No. 1 to the 2005 Equity Incentive Plan.

10.30(20)+	Amendment No. 2 to the 2005 Equity Incentive Plan.

10.31(21)+	Performance Criteria Terms for Performance-Based Awards Under the 2005 Equity Incentive Plan.

10.32(22)+	Amendment No. 5, dated as of May 30, 2008, to the Credit Agreement.

10.34(24)+	Form of Independent Director Indemnification Agreement entered into between the Registrant and the Registrant’s independent directors.

10.35(39)+	Xerium Technologies, Inc. Performance Award Program for 2009.

10.36(34)+	Amended and Restated Employment Agreement with David Pretty.

10.37(35)+	Employment Agreement with Thomas C. Johnson.

10.38(39)+	Amendment No. 3 to the 2005 Equity Incentive Plan.

10.39(41)+	Employment Agreement with David Maffucci.

10.40(42)+	Supplemental Agreement No. 1 to Management Services Contract with Peter Williamson.

10.41(43)+	Amendment to Employment Agreement with David G. Maffucci.

10.42(44)	Waiver and Amendment No. 1 to Credit Agreement, dated as of September 29, 2009, by and among Xerium Technologies, Inc., certain subsidiaries of Xerium Technologies, Inc. and certain financial institutions as the Lenders.

10.43(45)+	2009 Director Restricted Stock Units Agreement dated as of June 9, 2009.

10.44(46)+	2009 Director Restricted stock Units Agreement dated as of August 4, 2009.

10.45(47)	Waiver and Amendment No. 2 to Credit Agreement, dated as of December 14, 2009, by and among Xerium Technologies, Inc., certain subsidiaries of Xerium Technologies, Inc. and certain financial institutions as the Lenders.

10.46(48)+	Employment Agreement with Eduardo Fracasso

10.47(49)+	Amendment No. 2 to Employment Agreement with Stephen R. Light.

10.48(50)+	2010 Performance-Based Restricted Stock Units Agreement with Stephen R. Light

10.49(51)+	Stock Purchase Agreement with Stephen R. Light.

21.1(52)	Subsidiaries of the Registrant.

23.1(53)	Consent of Ernst & Young LLP.

31.1(54)	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit

31.2(55)	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(56)	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(57)	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.3(58)	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4(58)	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2005 filed on June 23, 2005.
(2)	Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1/A filed on May 3, 2005, Registration Number 333-114703.
(3)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2006, and incorporated herein by reference.
(4)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 30, 2007, and incorporated herein by reference.
(5)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 27, 2006, and incorporated herein by reference.
(6)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2007, and incorporated herein by reference.
(7)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2006, and incorporated herein by reference.
(8)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 22, 2006, and incorporated herein by reference.
(9)	Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on February 20, 2007, and incorporated herein by reference.
(11)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 30, 2007, and incorporated herein by reference.
(12)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 2, 2007, and incorporated herein by reference.
(13)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 2, 2007, and incorporated herein by reference.
(14)	Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 2, 2007, and incorporated herein by reference.
(15)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2008, and incorporated herein by reference.
(16)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 7, 2008, and incorporated herein by reference.
(17)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 12, 2008, and incorporated herein by reference.
(18)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 12, 2008, and incorporated herein by reference.
(19)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2008, and incorporated herein by reference.

(20)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 11, 2008, and incorporated herein by reference.

(21)	Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 11, 2008, and incorporated herein by reference.
(22)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2008, and incorporated herein by reference.
(23)	Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2008, and incorporated herein by reference.
(24)	Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2008, and incorporated herein by reference.
(25)	Filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed on April 8, 2008, and incorporated herein by reference.
(26)	Filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed on April 8, 2008, and incorporated herein by reference.
(27)	Filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed on April 8, 2008, and incorporated herein by reference.
(28)	Filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on April 8, 2008, and incorporated herein by reference.
(29)	Filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed on April 8, 2008, and incorporated herein by reference.
(30)	Incorporated by reference to Exhibit 10.7 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2005 filed on June 23, 2005.
(31)	Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A filed on May 3, 2005, Registration Number 333-114703.
(32)	Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/A filed on May 3, 2005, Registration Number 333-114703.
(33)	Filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2009, and incorporated herein by reference.
(34)	Filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2009, and incorporated herein by reference.
(35)	Filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2009, and incorporated herein by reference.
(36)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2009, and incorporated herein by reference.
(37)	Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2009, and incorporated herein by reference.
(38)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2009, and incorporated herein by reference.
(39)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 11, 2009, and incorporated herein by reference.
(40)	Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2009, and incorporated herein by reference.
(41)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2009, and incorporated herein by reference.
(42)	Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2009, and incorporated herein by reference.
(43)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2009, and incorporated herein by reference.
(44)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 30, 2009, and incorporated herein by reference.

(45)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2009, and incorporated herein by reference.
(46)	Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2009, and incorporated herein by reference.
(47)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2009, and incorporated herein by reference.
(48)	Filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K filed on March 26, 2010, and incorporated herein by reference.
(49)	Filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed on March 26, 2010, and incorporated herein by reference.
(50)	Filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed on March 26, 2010, and incorporated herein by reference.
(51)	Filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K filed on March 26, 2010, and incorporated herein by reference.
(52)	Filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on March 26, 2010, and incorporated herein by reference.
(53)	Filed as Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed on March 26, 2010, and incorporated herein by reference.
(54)	Filed as Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K filed on March 26, 2010, and incorporated herein by reference.
(55)	Filed as Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K filed on March 26, 2010, and incorporated herein by reference.
(56)	Filed as Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K filed on March 26, 2010, and incorporated herein by reference.
(57)	Filed as Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K filed on March 26, 2010, and incorporated herein by reference.
(58)	Filed herewith.

+	Management contract or compensatory arrangement or plan.