Form 10-Q
period 2010-03-31
XERIUM TECHNOLOGIES INC
filed 2010-05-14
CIK 1287151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of May 12, 2010 was 50,982,204.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Xerium Technologies, Inc.

(Debtors-in-Possession since March 30, 2010)

Condensed Consolidated Balance Sheets—(Unaudited)

(dollars in thousands, except per share data)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$21,892	$23,039
Accounts receivable (net of allowance for doubtful accounts of $6,295 at March 31, 2010 and $7,370 at December 31, 2009)	88,475	83,602
Inventories	75,583	78,174
Prepaid expenses	5,167	5,771
Other current assets	12,542	25,828

Total current assets	203,659	216,414
Property and equipment, net	368,871	385,549
Goodwill	67,165	72,304
Intangible assets	11,511	12,091
Other assets	7,331	7,153

Total assets	$658,537	$693,511

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$1,124	$49,801
Accounts payable	30,488	32,124
Accrued expenses	57,061	46,264
Current maturities of long-term debt	1,820	1,826
Long-term debt classified as current	—	583,564

Total current liabilities	90,493	713,579
Liabilities subject to compromise	621,860	—
Long-term debt, net of current maturities and long-term debt classified as current	4,500	4,930
Deferred and long-term taxes	15,222	16,147
Pension, other postretirement and postemployment obligations	67,240	70,652
Other long-term liabilities	7,710	7,860
Commitments and contingencies
Stockholders’ deficit
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares outstanding as of March 31, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 50,105,131 and 48,935,720 shares outstanding as of March 31, 2010 and December 31, 2009, respectively	501	489
Paid-in capital	223,505	221,879
Accumulated deficit	(361,065)	(330,908)
Accumulated other comprehensive loss	(11,429)	(11,117)

Total stockholders’ deficit	(148,488)	(119,657)

Total liabilities and stockholders’ deficit	$658,537	$693,511

See accompanying notes.

Xerium Technologies, Inc.

(Debtors-in-Possession since March 30, 2010)

Condensed Consolidated Statements of Operations—(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009

Net sales	$135,015	$116,503
Costs and expenses:
Cost of products sold	83,304	72,211
Selling	18,042	16,508
General and administrative	26,850	13,208
Restructuring and impairments	1,567	114
Research and development	2,868	2,720

	132,631	104,761

Income from operations	2,384	11,742
Interest expense	(15,895)	(16,314)
Interest income	251	357
Foreign exchange loss	(378)	(1,341)

Loss before reorganization items and provision for income taxes	(13,638)	(5,556)
Reorganization items	(14,383)	—
Provision for income taxes	2,136	3,892

Net loss	$(30,157)	$(9,448)

Net loss per share:
Basic and diluted	$(0.60)	$(0.19)

Shares used in computing net loss per share:
Basic and diluted	50,040,164	48,863,512

See accompanying notes.

Xerium Technologies, Inc.

(Debtors-in-Possession since March 30, 2010)

Condensed Consolidated Statements of Cash Flows—(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net loss	$(30,157)	$(9,448)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	2,103	161
Depreciation	9,871	9,205
Amortization of intangibles	580	583
Deferred financing cost amortization	1,575	1,536
Unrealized foreign exchange (gain) loss on revaluation of debt	149	(482)
Deferred taxes	558	633
Loss (gain) on disposition of property and equipment	86	(1,233)
Noncash interest expense related to interest rate swaps	3,211	398
Provision for doubtful accounts	(799)	(1,634)
Non-cash reorganization items	14,283	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(6,267)	16,354
Inventories	541	(1,909)
Prepaid expenses	499	567
Other current assets	(601)	(34)
Accounts payable and accrued expenses	9,946	(21,292)
Deferred and other long term liabilities	(744)	(1,247)

Net cash provided by (used in) operating activities	4,834	(7,842)

Investing activities
Capital expenditures, gross	(2,513)	(6,983)
Proceeds from disposals of property and equipment	57	1,924

Net cash used in investing activities	(2,456)	(5,059)

Financing activities
Net increase in borrowings (maturities of 90 days or less)	—	28,000
Net increase in borrowings (maturities of 90 days or longer)	314
Principal payments on debt	(1,273)	(21,547)
Other	(2,304)	—

Net cash (used in) provided by financing activities	(3,263)	6,453

Effect of exchange rate changes on cash flows	(262)	(787)

Net decrease in cash	(1,147)	(7,235)
Cash and cash equivalents at beginning of period	23,039	34,733

Cash and cash equivalents at end of period	$21,892	$27,498

Supplemental disclosure of cash flow information
Cash reorganization items	$100	$—

See accompanying notes.

Xerium Technologies, Inc.

(Debtors-in-Possession since March 30, 2010)

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

Chapter 11 Filing

On March 30, 2010 (the “Commencement Date”), the Company and certain of its subsidiaries (the “Debtors”) filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101-1532 (as amended, the “Bankruptcy Code”), in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The chapter 11 cases are being jointly administered under the caption “In re Xerium Technologies, Inc., et al.”, Case No. 10-11031 (KJC). The Company and its subsidiaries that filed for chapter 11 protection continue to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court, and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. On the Commencement Date, the Company requested, and thereafter the Bankruptcy Court entered, a series of orders designed to minimize any disruption of business operations, including a request for authorization to, among other things, satisfy certain prepetition obligations that may be outstanding, including wages and benefits that may be due to employees, as well as obligations to certain vendors, customers and suppliers. The Bankruptcy Court also entered certain orders permitting the Company to continue, on an uninterrupted basis, its centralized cash management systems and customer service programs.

On the Commencement Date, the Company also sought authorization from the Bankruptcy Court to enter into a debtor-in-possession financing facility consisting of a $20,000 revolving credit facility and $60,000 term loan (the “DIP Facility”). The DIP Facility is intended to be used to pay related transaction costs, fees and expenses associated with the DIP Facility, fund working capital and general corporate purposes of the Company and its subsidiaries during the pendency of the chapter 11 cases, make adequate protection payments approved by the Bankruptcy Court, and fund costs, fees and expenses incurred in connection with the administration and prosecution of the chapter 11 cases. The Bankruptcy Court approved the DIP Facility on an interim basis on March 31, 2010, authorizing the Company to use a portion of the total DIP Facility, and on April 1, 2010, the Company entered into the DIP Facility. On April 28, 2010, the Bankruptcy Court approved the DIP Facility on a final basis, granting the Company access to the full amount of the DIP Facility.

On May 12, 2010, the Bankruptcy Court held a hearing to consider confirmation of the Company’s joint prepackaged plan of reorganization (the “Plan”) and entered an order (the “Confirmation Order”) confirming the Plan. The Company anticipates the Plan to become effective by the end of May 2010 (such date, the “Effective Date”), at which time the Company would emerge from chapter 11. However, the Company can give no assurance as to when, or ultimately if, the Plan will become effective. It is also possible that amendments could be made to the Plan in accordance with the Bankruptcy Code prior to the Plan becoming effective. Pursuant to the Plan, on the Effective Date, the Company expects to enter into an amendment and restatement of its credit facility pursuant to which, among other things, the total outstanding debt obligations under the credit facility, which at March 31, 2010 are $621,316, will be reduced to approximately $410,000. Also on the Effective Date, pursuant to the Plan, the DIP Facility will be converted into an exit facility consisting of a $20,000 revolving credit facility and a $60,000 term loan that will be used to fund the Company’s emergence from chapter 11 and ongoing working capital requirements.

Xerium Technologies, Inc.

(Debtors-in-Possession since March 30, 2010)

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

During the pendency of the chapter 11 cases, the Company may pay all debts and honor all obligations arising in the ordinary course of business after the Commencement Date. However, until the Company emerges from bankruptcy, the Company may not pay creditors on account of obligations arising before the Commencement Date or engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. In addition, directors in certain foreign subsidiaries may be required by local law to initiate insolvency proceedings, and creditors in certain foreign jurisdictions may take action under foreign law to seek available remedies.

Plan of Reorganization

The Plan provides that on the Effective Date:

•

The Company will enter into a revolving loan of up to $20,000 and a term loan of $60,000 (collectively, the “Exit Facility”) to be used to satisfy its outstanding obligations under the DIP Facility on the Effective Date and for its ongoing working capital (including letters of credit) requirements. The terms of the Exit Facility are described below;

•

20 million shares of new common stock will be authorized. All of the Company’s existing common stock will be cancelled and replaced with shares representing 17.4% of the expected newly issued and outstanding shares, which is equivalent to a 20 to 1 reverse split of the Company’s common stock;

•	The Company’s existing credit facility will be amended and restated (the “Amended and Restated Credit Facility”). The terms of the Amended and Restated Credit Facility are described below;

•

The Company’s lenders and the interest rate swap termination counterparties will receive, among other things, their ratable shares of (a) $10,000 in cash, (b) $410,000 in principal amount of term notes, to be issued pursuant to the Amended and Restated Credit Facility, and (c) 82.6% of the shares of new common stock to be issued on the Effective Date prior to dilution;

•

The holders of the Company’s existing common stock will receive (a) approximately 17.4% of the shares of new common stock to be issued on the Effective Date, and (b) warrants to purchase up to 10% of the number of issued and outstanding shares of new common stock as of the Effective Date. The warrants will be exercisable for a term of four years from the issue date, and the exercise price per share of common stock will be determined in accordance with a formula based on the final amount of allowed claims of the lenders under the Amended and Restated Credit Facility and the swap termination counterparties in the chapter 11 proceeding; and

•

The Company’s Board of Directors will be reconstituted, and will consist of seven directors as follows: (i) the Company’s Chief Executive Officer, (ii) one director nominated by the Company’s current Board of Directors, and (iii) five directors nominated by certain of the Company’s lenders.

The Plan also contemplates that the Company will adopt a new equity incentive plan for compensation of its management and a shareholder rights plan. The Company will also enter into registration rights and director nomination agreements with certain of its lenders.

The Plan was confirmed by the Bankruptcy Court on May 12, 2010. On the Effective Date, the provisions of the Plan are binding on the Company and its subsidiaries that filed for chapter 11 protection, any entity issuing securities under the Plan, any entity acquiring property under the Plan, and any creditor or equity interest holder of the Company and its subsidiaries that filed for chapter 11 protection. Also on the Effective Date, the Confirmation Order discharges the Company and its subsidiaries that filed for chapter 11 protection from any and all debts, claims, and interests that arose before entry of the Confirmation Order and substitutes for such debt the obligations specified under the Confirmed Plan.

Xerium Technologies, Inc.

(Debtors-in-Possession since March 30, 2010)

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

Amended and Restated Credit Facility

As discussed above, the Plan provides that the Company will enter into the Amended and Restated Credit Facility on the Effective Date that will replace its existing credit facility. The Amended and Restated Credit Facility provides for a term loan that has a principal amount of $410,000, and that matures on a date that is five years following the closing date of the Amended and Restated Credit Facility. The Amended and Restated Credit Facility will be secured by substantially all of the Company’s assets and the assets of most of its subsidiaries, subject to legal and tax considerations and requirements. In addition, most of the Company’s U.S. and non-U.S. subsidiaries will guarantee the obligations of the borrowers under the Amended and Restated Credit Facility, provided that non-U.S. guarantors will only be liable for obligations of non-U.S borrowers and non-U.S. guarantors.

Borrowings under the Amended and Restated Credit Facility term loans will bear interest as follows:

•	in the case of Xerium Canada Inc., at the BA (“bank accepted”) Rate plus (i) 6.25% if the leverage ratio equals or exceeds 2.75:1.00 or (ii) 5.75% if the leverage ratio is less than 2.75:1.00;

•	in the case of Xerium Technologies, Inc., the LIBOR Rate plus (i) 6.25% if the leverage ratio equals or exceeds 2.75:1.00 or (ii) 5.75% if the leverage ratio is less than 2.75:1.00; and

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

The Amended and Restated Credit Facility will require that the Company observe and perform numerous affirmative and negative covenants, which will be based on the covenants set forth in its existing credit facility. The Amended and Restated Credit Facility will also require that the Company observe the following financial covenants, each at levels to be agreed upon: interest coverage ratio measured quarterly for a rolling 12 month period, leverage ratio measured quarterly for a rolling 12 month period, and maximum capital expenditures each year.

Xerium Technologies, Inc.

(Debtors-in-Possession since March 30, 2010)

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

Exit Facility

As discussed above, the Plan provides that the Company will enter into the Exit Facility on the Effective Date to be used to satisfy its outstanding obligations under the DIP Facility on the Effective Date and for its ongoing working capital (including letters of credit) requirements. The Exit Facility provides for a $20,000 revolving loan and a term loan that has a principal amount of $60,000. The revolving credit facility will mature on a date that is three years following the closing date of the Exit Facility, and the term loans will mature on a date that is four and one-half years following the closing date. The Exit Facility will be secured by substantially all of the Company’s assets and the assets of most of its subsidiaries, subject to legal and tax considerations and requirements. All loans under the Exit Facility will be senior to the amounts owing under the Amended and Restated Credit Facility. In addition, most of the Company’s U.S. and non-U.S. subsidiaries will guarantee the obligations of the borrowers under the Exit Facility, provided that non-U.S. guarantors will only be liable for obligations of non-U.S borrowers and non-U.S. guarantors.

The Company will be able to elect whether the loans under the Exit Facility are “Eurodollar Loans” or are “Base Rate Loans”, and this election will determine the rate of interest on the loans. If the loans are Eurodollar Loans, the loans bear interest at the annual rate equal to LIBOR plus the applicable margin, with a LIBOR floor of 2% per annum. Base Rate Loans bear interest at the annual rate equal to the base rate plus the applicable margin. The applicable margin is set at 4.5% per year with respect to Eurodollar Loans and 3.5% per year with respect to Base Rate Loans. The base rate is a fluctuating interest rate equal to the highest of (a) the prime rate of an agreed upon financial institution, (b) the Federal Funds Effective Rate plus one-half of 1%, and (c) LIBOR plus 1%, with a LIBOR floor of 2%.

Interest periods will be 1, 2, 3 or 6 months. If any event of default occurs and is continuing, then interest on the unpaid balance of the outstanding Exit Facility loans will accrue at a per annum rate of two percent greater than the rate of interest specified above. If any event of default occurs and is continuing under the Exit Facility, each Eurodollar Loan will convert to a Base Rate Loan at the end of the interest period then in effect for such Eurodollar Loan.

The Exit Facility will require the Company to make mandatory prepayments under the same circumstances as with respect to the Amended and Restated Credit Facility, which are described above. In addition, the Company expects that the Exit Facility will require that the Company observe and perform the same affirmative and negative covenants, including financial covenants, as required by the Amended and Restated Credit Facility.

Accounting for Reorganization

Subsequent to the Commencement Date, the Company’s financial statements are prepared in accordance with the Accounting Standards Codification (“ASC”) Topic 852, Reorganizations (“Topic 852”). Topic 852 does not change the application of generally accepted accounting principles (“U.S. GAAP”) in the preparation of the Company’s financial statements. However, for periods including and subsequent to the filing of a chapter 11 petition, Topic 852 does require that the financial statements distinguish transactions and events that are directly associated with the reorganization from those that are associated with the ongoing operations of the business. In accordance with Topic 852 the Company has:

•	Separated liabilities that are subject to compromise from liabilities that are not subject to compromise; and

•	Distinguished transactions and events that are directly associated with the reorganization from those that are associated with the ongoing operations of the business.

Xerium Technologies, Inc.

(Debtors-in-Possession since March 30, 2010)

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

Liabilities Subject to Compromise

Liabilities subject to compromise are considered by the Bankruptcy Court to be pre-petition claims. However, liabilities subject to compromise exclude pre-petition claims for which the Company has received the Bankruptcy Court’s approval to pay.

Liabilities subject to compromise are as follows at March 31, 2010:

Debt under senior credit facility and notes payable for terminated interest rate swaps	$621,316
Lease costs for office facility in the U.S.	544

$621,860

Reorganization Items

Reorganization items are presented separately in the accompanying unaudited consolidated statement of operations and represent expenses that the Company has identified as directly relating to the chapter 11 case. These items for the three months ended March 31, 2010 are summarized as follows:

Legal and professional fees	$100
Write-off of deferred financing costs on senior credit facility	14,283

$14,383

The accompanying balance sheet as of December 31, 2009 included a reclassification of $583,564 to reflect as current the long-term debt under the Credit Agreement that would otherwise be in default absent the waivers. Additionally, related deferred financing costs of $15,187 were reclassified to other current assets from other assets as of December 31, 2009. As a result of the chapter 11 proceedings commenced on March 30, 2010, the long-term debt under the Credit agreement of $573,489 was reclassified to liabilities subject to compromise and all related deferred financing costs of $14,283 were written off at March 30, 2010 to reorganization items on the accompanying statement of operations. Also included in liabilities subject to compromise were the $28,100 outstanding under the Company’s current revolving lines of credit and $19,727 of notes payable related to interest rate swaps that were terminated at December 31, 2009 (see Note 4).

Debtors-In-Possession Financial Information

In accordance with Topic 852, the balance sheet at March 31, 2010 and the statement of operations and statement of cash flows of the Debtors for the three months ended March 31, 2010 are presented below. Intercompany balances between Debtors and non-Debtors are not eliminated. The investment in non-Debtor subsidiaries is accounted for on an equity basis and, accordingly, the net loss reported in the debtor in possession statement of operations is equal to the consolidated net loss.

Xerium Technologies, Inc.

(Debtors-in-Possession since March 30, 2010)

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

Debtors’ Condensed Combined Balance Sheet—(Unaudited)

(dollars in thousands)

March 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$7,462
Accounts receivable	36,924
Intercompany balances with non-Debtor subsidiaries	12,701
Inventories	38,944
Prepaid expenses	2,580
Other current assets	2,753

Total current assets	101,364
Investments in non-Debtor subsidiaries	240,692
Property and equipment, net	147,741
Goodwill	49,601
Intangible assets	10,859
Other assets	34

Total assets	$550,291

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$—
Accounts payable	15,276
Accrued expenses	25,948
Dividends payable	3,104
Current maturities of long-term debt	—
Long-term debt classified as current	—

Total current liabilities	44,328
Liabilities subject to compromise	621,860
Long-term debt, net of current maturities and long-term debt classified as current	1,985
Deferred and long-term taxes	4,785
Pension, other postretirement and postemployment obligations	25,821
Other long-term liabilities	—
Total stockholders’ deficit	(148,488)

Total liabilities and stockholders’ deficit	$550,291

Xerium Technologies, Inc.

(Debtors-in-Possession since March 30, 2010)

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

Debtors’ Condensed Combined Statement of Operations – (Unaudited)

(dollars in thousands)

For the Three Months Ended March 31, 2010

Net sales
External customers	$66,423
Non-Debtor subsidiaries	4,824

71,247

Costs and expenses:
Cost of products sold	45,588
Selling	8,751
General and administrative	18,319
Restructuring and impairments	827
Research and development	2,351

75,836

Loss from operations	(4,589)
Interest expense, net	(14,185)
Foreign exchange loss	(111)
Equity in earnings of non-Debtor subsidiaries	3,679

Loss before reorganization items and provision for income taxes	(15,206)
Reorganization items	(14,383)
Provision for income taxes	568

Net loss	$(30,157)

Xerium Technologies, Inc.

(Debtors-in-Possession since March 30, 2010)

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

Debtors’ Condensed Combined Statements of Cash Flow—(Unaudited)

(dollars in thousands)

For the Three Months Ended March 31, 2010

Operating activities
Net loss	$(30,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,103
Depreciation	4,333
Amortization of intangibles	553
Deferred financing cost amortization	1,575
Deferred taxes	377
Gain on disposition of property and equipment	(44)
Change in the fair value of interest rate swaps	3,211
Provision for doubtful accounts	(637)
Non-cash reorganization items	14,283
Equity in earnings of non-Debtor subsidiaries, net of dividends	(3,143)
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(3,168)
Inventories	365
Prepaid expenses	639
Other current assets	(465)
Accounts payable and accrued expenses	6,535
Deferred and other long-term liabilities	(563)

Net cash used in operating activities	(4,203)

Investing activities
Capital expenditures, gross	(826)
Proceeds from disposals of property and equipment	(14)

Net cash used in investing activities	(840)

Financing activities
Net increase in borrowings (maturities of 90 days or less)	314
Principal payments on debt	(89)
Borrowings under loans with non-Debtor subsidiaries	3,066
Cash dividends from non-Debtor subsidiaries	2,993
Other	(2,304)

Net cash provided by financing activities	3,980

Effect of exchange rate changes on cash flows	(12)

Net decrease in cash	(1,075)
Cash and cash equivalents at beginning of period	8,537

Cash and cash equivalents at end of period	$7,462

Supplemental disclosure of cash flow information
Cash reorganization items	$100

Xerium Technologies, Inc.

(Debtors-in-Possession since March 30, 2010)

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

2. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements at March 31, 2010 and for the three months ended March 31, 2010 and 2009 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with U.S. GAAP for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2009 as reported on Form 10-K filed on March 26, 2010.

3. Accounting Policies

Derivatives and Hedging

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

Xerium Technologies, Inc.

(Debtors-in-Possession since March 30, 2010)

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

During the first quarter of 2010, the Company evaluated events and business conditions to determine if a test for an impairment of goodwill was warranted, specifically the Company’s filing of voluntary petitions for relief under chapter 11 of the Bankruptcy Code on March 30, 2010. The adverse effects of the Company’s credit issues were considered when determining the amount of the Company’s impairment of goodwill recorded at December 31, 2009. Accordingly, no test was determined to be warranted at March 31, 2010.

Net Loss Per Common Share

Net loss per common share has been computed and presented pursuant to the provisions of ASC Topic 260, Earnings per Share (“Topic 260”). Net loss per share is based on the weighted-average number of shares outstanding during the period. As of March 31, 2010 and 2009, the Company had outstanding restricted stock units (“RSUs”) (see Note 13). For the three months ended March 31, 2010 and 2009, respectively, the Company excluded the dilutive impact of potential future issuances of common stock underlying the Company’s RSUs from the calculation of diluted average shares outstanding because their effect would have been antidilutive as the Company had net losses for those periods.

The following table sets forth the computation of basic and diluted earnings weighted average shares:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Weighted-average common shares outstanding—basic	50,040,164	48,863,512
Dilutive effect of stock-based compensation awards outstanding	—	—

Weighted-average common shares outstanding—diluted	50,040,164	48,863,512

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Xerium Technologies, Inc.

(Debtors-in-Possession since March 30, 2010)

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

3. Accounting Policies—(continued)

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance, in ASC Topic 810, Consolidation (“Topic 810”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R) and are effective as of the beginning of the first fiscal year that begins after November 15, 2009. The adoption of these amendments under Topic 810 in the first quarter of 2010 had no impact on the Company’s consolidated financial statements for the period.

In June 2009, the FASB issued, in ASC Topic 860, Transfers and Servicing (“Topic 860”), guidance that is intended to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. These provisions of Topic 860 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of these provisions of Topic 860 in the first quarter of 2010 had no impact on the Company’s consolidated financial statements for the period.

4. Derivatives and Hedging

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known cash amounts, the value of which are determined by interest rates or foreign exchange rates. Specifically, the Company had entered into interest rate swaps to hedge variable interest related to its senior debt and foreign exchange contracts to protect the U.S. dollar value of certain assets and obligations. On December 31, 2009, the Company terminated with the counterparties all of its outstanding interest rate swap liabilities of $20,036 and converted them into notes payable to such counterparties. No new interest rate swaps have been entered into by the Company since December 31, 2009.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives were to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily used interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involved the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

Xerium Technologies, Inc.

(Debtors-in-Possession since March 30, 2010)

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

4. Derivatives and Hedging—(continued)

As disclosed in previous filings, the Company anticipated that it would not be in compliance with certain financial covenants under its senior credit facility for the period ending September 30, 2009 and thus, on September 29, 2009, the Company entered into Waiver and Amendment No. 1 (the “Waiver Agreement”) to the Credit Agreement. As of September 30, 2009 (and as of December 31, 2009), the Company was not in compliance with those covenants. As it was uncertain that the Company would be able to complete any alternative, long-term solutions to its credit issues or to obtain a further waiver prior to expiration of the Waiver Agreement, the Company was no longer able to support that the variable-rate interest payments (hedged transactions) under its senior credit facility were probable of occurring. Therefore, effective September 1, 2009, the Company was required to discontinue cash flow hedge accounting prospectively for its interest rate swaps so that the mark to market changes in their fair value are charged or credited to interest expense. Prior to September 1, 2009, the effective portion of changes in the fair value of derivatives designated and that qualified as cash flow hedges were recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings. The ineffective portion of the change in fair value of the derivatives was recognized directly in earnings. The balance in accumulated other comprehensive loss as of August 31, 2009 related to the interest rate swaps for which hedge accounting was to be subsequently reclassified into the statement of operations (interest expense) over the remaining original term of the derivative as the hedged forecasted transactions are also recorded to interest expense, in accordance with ASC Topic 815. In addition, as of March 31, 2010, the Company determined that it is probable that future interest payments on the debt that is in excess of the $410,000 (discussed in Note 1) will not occur. As a result, the Company reclassified $735 from accumulated other comprehensive income to interest expense, which represents the balance in accumulated other comprehensive income relating to interest payments on the debt that is in excess of $410,000. As of March 31, 2010, after this reclassification, the remaining balance in accumulated other comprehensive loss related to interest rate swaps was $6,634, which will be amortized to interest expense through December 31, 2010, the original term of the swaps. If the Company is not able to restructure its debt obligations in a manner that is consistent with the hedged forecasted transactions or if the lenders accelerate the debt under the senior credit facility so that it is payable prior to the expiration of the underlying interest rate swaps, this amount would be charged to the statement of operations at that time. Although the Company was not declared in default of such obligations, on December 31, 2009, the Company terminated with the counterparties all of its outstanding interest rate swap liabilities of $20,036 and converted them into notes payable to such counterparties.

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

Non-designated Hedges of Foreign Exchange Risk

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign exchange rates but do not meet the strict hedge accounting requirements of Topic 815. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly to earnings.

Xerium Technologies, Inc.

(Debtors-in-Possession since March 30, 2010)

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

As of March 31, 2010, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships. The value of these contracts is recognized at fair value based on market exchange forward rates. The change in fair value of these contracts is included in foreign exchange gain/(loss) in the statement of operations.

Foreign Currency Derivative	Notional Sold	Notional Purchased
Fair value hedges	$(336)	$—

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

As of March 31, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $20. The Company has not posted any collateral related to these derivative agreements.

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

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of March 31, 2010 and December 31, 2009, respectively.

Xerium Technologies, Inc.

(Debtors-in-Possession since March 30, 2010)

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

4. Derivatives and Hedging—(continued)

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives As of March 31, 2010		Liability Derivatives As of March 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Topic 815
Interest Rate Swaps	Other current assets	$—	Accrued expenses	$—

Total derivatives designated as hedging instruments under Topic 815		$—		$—

Derivatives not designated as hedging instruments under Topic 815
Interest Rate Swaps	Other current assets	$—	Accrued expenses	$—
Foreign Currency Hedges	Other current assets	$—	Accrued expenses	$20

Total derivatives not designated as hedging instruments under Topic 815		$—		$20

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives As of December 31, 2009		Liability Derivatives As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Topic 815
Interest Rate Swaps	Other current assets	$—	Accrued expenses	$—

Total derivatives designated as hedging instruments under Topic 815		$—		$—

Derivatives not designated as hedging instruments under Topic 815
Interest Rate Swaps	Other current assets	$—	Accrued expenses	$—
Foreign Currency Hedges	Other current assets	$5	Accrued expenses	$47

Total derivatives not designated as hedging instruments under Topic 815		$5		$47

Xerium Technologies, Inc.

(Debtors-in-Possession since March 30, 2010)

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

4. Derivatives and Hedging—(continued)

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for three months ended March 31, 2010 and 2009.

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of

Operations For the Three Months Ended March 31, 2010

Derivatives in Topic 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion), net of tax	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps (1)	$—	Interest expense	$—	Interest expense	$—

Derivatives Not Designated as Hedging Instruments Under Topic 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest Rate Swaps (1)	Interest Expense	$(3,211)
Foreign Currency Hedges	Foreign exchange loss	(22)

		$(3,233)

(1)	The Company’s interest rate swaps were considered designated hedging instruments through August 31, 2009. As discussed above, effective September 1, 2009, the interest rate swaps were no longer designated hedging instruments.

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of

Operations For the Three Months Ended March 31, 2009

Derivatives in Topic 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion), net of tax	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$(3,156)	Interest expense	$2,803	Interest expense	$(398)

Derivatives Not Designated as Hedging Instruments Under Topic 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign Currency Hedges	Foreign exchange loss	$(224)

		$(224)

Xerium Technologies, Inc.

(Debtors-in-Possession since March 30, 2010)

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

4. Derivatives and Hedging—(continued)

Fair Value of Derivatives Under Topic 820

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

To comply with Topic 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2010 and December 31, 2009, respectively, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy. The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of March 31, 2010 or December 31, 2009. The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

As of March 31, 2010

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observables Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives	$—	$—	$—	$—

Total	$—	$—	$—	$—

Liabilities
Derivatives	$(20)	$—	$(20)	$—

Total	$(20)	$—	$(20)	$—

Xerium Technologies, Inc.

(Debtors-in-Possession since March 30, 2010)

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

4. Derivatives and Hedging—(continued)

As of December 31, 2009

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observables Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives	$5	$—	$5	$—

Total	$5	$—	$5	$—

Liabilities
Derivatives	$(47)	$—	$(47)	$—

Total	$(47)	$—	$(47)	$—

Additionally, as of March 31, 2010 and December 31, 2009, the carrying value of the term debt under the Company’s senior credit facility is $573,489 and $583,564, respectively and exceeds its fair value of approximately $504,000 and $485,000, respectively. The Company determined the fair value of its debt utilizing quoted prices in active markets for its own debt (Level 1 of the fair value hierarchy).

5. Inventories

The components of inventories are as follows at:

	March 31, 2010	December 31, 2009
Raw materials	$17,436	$17,466
Work in process	25,332	26,811
Finished units (1)	32,815	33,897

	$75,583	$78,174

(1)	Includes inventory consigned to customers of $10,537 and $10,701 at March 31, 2010 and December 31, 2009, respectively.

6. Debt

As discussed in Note 1, the Company and certain of its subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code on the Commencement Date, March 30, 2010. On May 12, 2010, the Bankruptcy Court held a hearing to consider confirmation of the Plan, and entered the Confirmation Order confirming the Plan. The Company anticipates the Plan to become effective by the end of May 2010 (the “Effective Date”), at which time the Company would emerge from chapter 11. Pursuant to the Plan, on the Effective Date, the Company expects to enter into an amendment and restatement of its senior credit facility pursuant to which, among other things, the total outstanding debt obligations under the senior credit facility, which at March 31, 2010 are $621,316, will be reduced to approximately $410,000. Also on the Effective Date, pursuant to the Plan, the DIP Facility will be converted into an exit facility consisting of a $20,000 revolving credit facility and a $60,000 term loan that will be used to fund the Company’s emergence from chapter 11 and ongoing working capital requirements.

Xerium Technologies, Inc.

(Debtors-in-Possession since March 30, 2010)

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

6. Debt—(continued)

Borrowings under the existing revolving credit facility and the existing term loans bear interest at the sum of, as applicable, LIBOR, the Euribor or CDOR rate plus, in each case, the applicable margin of 5.50%, except that during the period between September 29, 2009, the date the Company entered into Waiver and Amendment No. 1 (the “Waiver Agreement”) to the Credit Agreement, and the Effective Date of the Amended and Restated Credit Facility, the outstanding balance under the credit facility is subject to interest at a rate that is 1.0% per year in excess of this rate. Additionally, as a result of the Company’s termination of its interest rate swaps on December 31, 2009 (see Note 4), the interest rate on the term loan portion of the credit facility is no longer effectively fixed through December 31, 2010, the original term of the swaps.

The Company did not make its scheduled quarterly debt payments for the first quarter of 2010 of approximately $6,700. The Company made its scheduled quarterly debt payments of approximately $4,700 during the first quarter of 2009. In March 2009, the Company also made mandatory debt repayments of approximately $16,100 based on the difference between its “pre-dividend free cash flow”, as defined in its credit facility agreement, and cash dividends paid in the prior year, multiplied by the applicable percentage.

7. Income Taxes

The Company utilizes the asset and liability method for accounting for income taxes in accordance with ASC Topic 740, Income Taxes (“Topic 740”). Under Topic 740, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company reduces the deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Information evaluated includes the Company’s financial position and results of operations for the current and preceding years as well as an evaluation of currently available information about future years. Because of the Company’s accumulated loss position and the uncertainty around the future profitability in certain tax jurisdictions, on March 31, 2010 the Company has valuation allowances for deferred tax assets primarily related to net operating loss carry forwards in the United States, the United Kingdom, Canada, Germany, Sweden and Australia.

For the three months ended March 31, 2010 and 2009, the provision for income taxes was $2,136 and $3,892, respectively. There is no tax benefit reflected in the first quarter of 2010 and 2009 due to losses incurred in certain of our foreign subsidiaries and those in the U.S. for which no benefit was received due to established valuation allowances.

As of December 31, 2009, the Company had a gross unrecognized tax benefit of $5,023. During the first quarter of 2010, the unrecognized tax benefit decreased by approximately $27 due to foreign currency effects and statute expirations.

The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense, which were immaterial for the three months ended March 31, 2010 and 2009. The tax years 2000 through 2009 remain open to examination by the major taxing jurisdictions to which the Company and its subsidiaries are subject.

Xerium Technologies, Inc.

(Debtors-in-Possession since March 30, 2010)

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

8. Pensions, Other Postretirement and Postemployment Benefits

The Company accounts for its pension, postretirement and postemployment benefit plans in accordance with ASC Topic 715, Compensation—Retirement Benefits (“Topic 715”)

The Company has defined benefit pension plans covering substantially all of its U.S. and Canadian employees and employees of certain subsidiaries in other countries. Benefits are generally based on the employee’s years of service and compensation. These plans are funded in conformity with the funding requirements of applicable government regulations.

The Company has postemployment plans in various countries which consist primarily of payments to be made to employees upon termination of employment, as defined, and are accrued according to local statutory laws in the respective countries.

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

As required by Topic 715, the following tables summarize the components of net periodic benefit cost:

	Three Months Ended
Defined Benefit Plans	March 31, 2010	March 31, 2009
Service cost	$962	$709
Interest cost	1,710	1,479
Expected return on plan assets	(1,005)	(759)
Amortization of prior service cost	4	21
Amortization of net loss	183	245

Net periodic benefit cost	$1,854	$1,695

	Three Months Ended
Other Postretirement Benefit Plans	March 31, 2010	March 31, 2009
Service cost	$—	$—
Interest cost	7	9
Amortization of prior service cost	—	—
Amortization of net loss	(2)	(1)

Net periodic benefit cost	$5	$8

Xerium Technologies, Inc.

(Debtors-in-Possession since March 30, 2010)

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

9. Comprehensive Loss and Accumulated Other Comprehensive Loss

Comprehensive loss for the periods ended March 31, 2010 and 2009 was as follows:

	Three Months Ended
	March 31, 2010	March 31, 2009
Net loss	$(30,157)	$(9,448)
Foreign currency translation adjustments	(4,072)	(2,451)
Pension liability changes under Topic 715	425	69
Change in value of derivative instruments	3,335	(49)

Comprehensive loss	$(30,469)	$(11,879)

The components of accumulated other comprehensive loss were as follows:

	Foreign Currency Translation Adjustment	Pension Liability Changes Under Topic 715	Change in Value of Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at December 31, 2009	$22,379	$(23,775)	$(9,721)	$(11,117)
Current period change, net of tax	(4,072)	425	3,335	(312)

Balance at March 31, 2010	$18,307	$(23,350)	$(6,386)	$(11,429)

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

During the first quarter of 2010, the Company continued its program of streamlining its operating structure and recorded restructuring expenses of $1,567 in connection therewith. The Company expects to incur restructuring expenses of approximately $13,000 during the remainder of 2010, primarily related to headcount reductions resulting from the integration of the regional management structure in North America and similar actions in Europe.

The table below sets forth for the three months ended March 31, 2010, the significant components and activity under restructuring programs and asset impairments:

	Balance at December 31, 2009	Charges	Write-offs	Currency Effects	Cash Payments	Balance at March 31, 2010
Severance	$536	$1,249	$—	$—	$(731)	$1,054
Facility costs and other	1,478	318	—	(51)	(324)	1,421

Total	$2,014	$1,567	$—	$(51)	$(1,055)	$2,475

Xerium Technologies, Inc.

(Debtors-in-Possession since March 30, 2010)

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

10. Restructuring and Impairments Expense—(continued)

Restructuring and impairments expense by segment, which is not included in Segment Earnings (Loss) in Note 11, is as follows:

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Clothing	$80	$69
Roll Covers	898	(629)
Corporate	589	674

Total	$1,567	$114

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

Summarized financial information for the Company’s reportable segments is presented in the tables that follow for the three months ended March 31, 2010 and 2009, respectively.

	Clothing	Roll Covers	Corporate	Total

Three Months Ended March 31, 2010:
Net sales	$88,596	$46,419	$—	$135,015
Segment Earnings (Loss)	19,409	10,842	(4,375)

Three Months Ended March 31, 2009:
Net sales	$77,815	$38,688	$—	$116,503
Segment Earnings (Loss)	17,612	7,898	(5,046)

Segment Earnings (Loss) above excludes restructuring and impairments expense.

Provided below is a reconciliation of Segment Earnings (Loss) to loss before provision for income taxes for the three months ended March 31, 2010 and 2009, respectively.

Xerium Technologies, Inc.

(Debtors-in-Possession since March 30, 2010)

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

11. Business Segment Information—(continued)

	Three Months Ended March 31,
	2010	2009
Segment Earnings (Loss):
Clothing	$19,409	$17,612
Roll Covers	10,842	7,898
Corporate	(4,375)	(5,046)
Non-cash compensation and related expenses	(2,389)	(161)
Net interest expense	(15,644)	(15,957)
Depreciation and amortization	(10,451)	(9,788)
Restructuring and impairments expense	(1,567)	(114)
Financial restructuring costs	(9,463)	—

Loss before reorganization items and provision for income taxes	$(13,638)	$(5,556)

12. Commitments and Contingencies

Chapter 11 Bankruptcy Proceedings

The Company and certain of its subsidiaries filed voluntary petitions for relief under chapter 11 of title 11 of the Bankruptcy Code on the Commencement Date, March 30, 2010. The chapter 11 cases are being jointly administered under the caption “In re Xerium Technologies, Inc., et al.”, Case No. 10-11031(KJC). The Company and its subsidiaries that filed for chapter 11 protection have continued to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court, and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. In connection with the chapter 11 cases, the Company requested the Bankruptcy Court to enter a series of orders designed to minimize any disruption of business operations, and to enter an order authorizing the company to enter into the DIP Facility, make adequate protection payments approved by the Bankruptcy Court, and fund costs, fees and expenses incurred in connection with the administration and prosecution of the chapter 11 cases. Each of the requests for relief was granted by the Bankruptcy Court. On May 12, 2010, the Bankruptcy Court held a hearing to consider confirmation of the Plan, and entered the Confirmation Order confirming the Plan. The Company anticipates the Plan to become effective by the end of May 2010, the Effective Date, at which time the Company would emerge from chapter 11. However, the Company can give no assurance as to when, or ultimately if, the Plan will become effective. It is also possible that amendments could be made to the Plan in accordance with the Bankruptcy Code prior to the Plan becoming effective. Although the Bankruptcy Court has entered the Confirmation Order confirming the Plan, the ultimate impact that the events occurring during these proceedings will have on our business, financial condition and results of operations and ability to retain executive officers and key employees cannot be predicted accurately or quantified. For additional information regarding the chapter 11 cases see Note 1.

The Company is involved in various legal matters, which have arisen in the ordinary course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its financial position, results of operations or cash flow.

Xerium Technologies, Inc.

(Debtors-in-Possession since March 30, 2010)

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

The Company believes that any additional liability in excess of amounts provided which may result from the resolution of environmental matters will not have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

13. Stock-Based Compensation

Effective May 19, 2005, the Company adopted the 2005 Equity Incentive Plan (the “2005 Plan”), under which the Board of Directors authorized 2,500,000 shares for grant (subsequently increased to 7,500,000 at the Company’s Annual Meeting of Stockholders on August 6, 2008).

The Company records stock-based compensation expense in accordance with ASC Topic 718, Compensation—Stock Compensation (“Topic 718”) and has used the straight-line attribution method to recognize expense for time-based RSUs granted after December 31, 2005. During the three months ended March 31, 2010 and 2009, the Company recorded stock-based compensation expense as follows:

	For the Three Months Ended
	March 31, 2010	March 31, 2009
RSU Awards (1)	$1,252	$43
Performance Award Program (2)	312	118
Stock Awards (3)	825	—

Total	$2,389	$161

(1)	Related to restricted stock units awarded in and prior to 2010. See further discussion below.
(2)	For 2010, amount represents an accrued estimated payout expected under the Company’s performance award program. For 2009, amount represented an accrued estimated payout expected under to the 2009 Performance Award Program, which was approved by the Company’s Board of Directors on March 10, 2009. The underlying targets for 2009 were not achieved and these amounts were subsequently reversed during the year ended December 31, 2009.
(3)	Represents a total of 795,280 shares of common stock that were sold to Mr. Stephen Light, the Company’s Chairman, President and Chief Executive Officer on January 5, 2010. See further discussion below.

The related tax impact on stock-based compensation was a provision of $86 for the three months ended March 31, 2010 and a tax benefit of $33 for the three months ended March 31, 2009.

Xerium Technologies, Inc.

(Debtors-in-Possession since March 30, 2010)

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

13. Stock-Based Compensation—(continued)

Summary of Activity Under the 2005 Plan

Non-employee Director RSU Awards

Awards to non-employee directors vest immediately under the 2005 Plan and the underlying shares will be issued to the director upon termination of service as a member of the Board or a change in control, as defined in the 2005 Plan. Annually during 2005, 2006 and 2007, the non-employee directors were granted 12,500 RSUs in the aggregate. In July 2008, they also were granted 48,820 RSUs in the aggregate. On June 9, 2009 the non-employee directors were granted 224,715 RSUs in the aggregate. These RSUs are fully vested on the grant date; provided, however, that if a director ceases to serve as a member of the Board for any reason other than as a result of a change in control (as defined in the 2005 Plan) prior to the 2010 annual meeting of stockholders, the director will forfeit a pro rata portion of the award. This forfeiture provision was subsequently modified in connection with the Company’s chapter 11 reorganization (see Note 1) so that the directors departing from the Board as a consequence of the chapter 11 reorganization will not forfeit restricted stock units as a result. Additionally, the continuing outside directors will be awarded a grant of stock options as of the Effective Date. On August 4, 2009, Board members who served as non-employee directors during the year prior to the 2009 Annual Meeting of Stockholders were awarded 221,945 RSUs in the aggregate that vested immediately.

Performance-based RSU Awards

On May 16, 2007, the Company granted 742,885 performance-based RSUs to certain officers and employees of the Company. Generally, to earn common stock under these performance-based RSUs, defined shareholder return targets must be met over the four years following the grant date and the grantee must be employed by the Company through May 16, 2011. On August 6, 2008, the Company granted 433,000 performance-based RSU awards (based on shareholder return targets) and at various dates during 2009, the Company granted 1,023,469 performance-based RSU awards to certain employees, specifically 946,969 and 37,500 RSU awards to its chief executive officer and chief financial officer, respectively. Generally, to earn common stock under the performance-based RSUs granted in 2008 and 2009, defined shareholder return targets must be met over the three years following January 3, 2008 and the grantee must be employed by the Company through January 3, 2011.

On December 24, 2009, the Compensation Committee of the Company’s Board of Directors approved an amendment to the terms of all performance-based restricted stock units of the Company outstanding on December 24, 2009. The amendment provides that upon completion of a successful debt restructuring of the Company, as defined, which shall constitute a new performance criterion, such performance-based restricted stock units shall vest and settle in full. The Compensation Committee determined that this new performance criterion would be met and vesting would occur on the date the Plan is confirmed by the Bankruptcy Court (the “Confirmation Date”). The Confirmation Date occurred on May 12, 2010 and 877,073 shares of common stock underlying 1,431,419 performance-based RSUs were issued on that date; the remaining 554,346 shares underlying such RSUs were withheld from issuance in connection with minimum tax withholding requirements related to the issuance of such shares to the recipients. This modification had no material impact on the Company’s stock based compensation expense for 2009; however following the Confirmation Date, the Company expects to record stock based compensation of approximately $1,740 in the first half of 2010 related to this modification of which approximately $957 has been recorded during the three months ended March 31, 2010.

On December 31, 2009, the Company entered into an amendment to the employment agreement with Mr. Light as the per-participant, per-year limitations under the Company’s 2005 Plan prevented the Company from fulfilling its contractual obligation and granting to Mr. Light stock units under the Company’s equity incentive plan with an aggregate value of $1,250 on January 1, 2010. The amendment to Mr. Light’s employment agreement provides that in lieu of granting him such restricted stock units, the Company instead would (i) grant to Mr. Light 500,000 performance-based restricted stock units on January 1, 2010, which are to vest annually over a three-year period if the price of the Company’s common stock meets or exceeds certain price targets approved by the Compensation Committee of the Company’s Board of Directors; and (ii) make a cash payment to Mr. Light of $825 which Mr. Light is obligated to use the total amount of such cash payment, less the amount necessary to satisfy tax obligations with respect to the cash payment, to purchase shares of common stock from the Company at its agreed fair value, based on the average per share closing price on the New York Stock Exchange of the Company’s shares of common stock for the 20 trading days prior to January 1, 2010. Accordingly, a total of 795,280 shares of common stock were sold to Mr. Light on January 5, 2010 for approximately $539 in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Xerium Technologies, Inc.

(Debtors-in-Possession since March 30, 2010)

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

13. Stock-Based Compensation—(continued)

Time-based RSU Awards

On August 6, 2008, the Company’s granted 433,000 time-based RSU awards for certain of the Company’s officers under the 2005 Plan, The time-based restricted stock unit awards are scheduled to vest completely, in nearly equal installments on the first, second, and third anniversaries of January 3, 2008 provided that the named officer continues to be employed by the Company on such dates. Additionally, on various dates during 2008, the Company granted 227,675 time-based RSU awards to certain employees, specifically 112,500 RSUs to its chief executive officer. Generally, such awards vest in nearly equal installments on the first, second and third anniversaries of the grant date. The time based restricted stock units may also vest, in whole or in part, in connection with a change of control (as defined in the awards) and/or termination of employment under the circumstances set forth in the restricted stock unit awards. Dividends, if any, on such time based restricted stock units will be paid at the same rate as dividends on the Company’s common stock, but only in the form of additional restricted stock units.

At various dates in 2009, the Company granted 1,113,470 time-based RSU awards to certain employees, specifically 946,970 and 112,500 RSUs to its chief executive officer and chief financial officer, respectively. Such awards vest in nearly equal installments on certain dates as described in the table below. The time based restricted stock units may also vest, in whole or in part, in connection with a change of control (as defined in the awards) and/or termination of employment under the circumstances set forth in the restricted stock unit awards.

Certain time-based RSUs and all non-employee director RSUs automatically adjust to reflect awards of additional RSUs upon payment of dividends by the Company. Outstanding RSUs that were awarded in connection with the payment of dividends are included in the table below. No RSUs were awarded in connection with the payment of dividends since 2007 as no dividends were declared by the Company after 2007 because the Company’s senior credit facility, as amended on May 30, 2008, precludes the payment of dividends.

During the first quarter of 2010, 374,131 shares of common stock underlying 576,152 time-based RSUs were issued; the remaining 202,021 shares underlying the RSUs were withheld from issuance in connection with minimum tax withholding requirements related to the issuance of such shares to the recipients.

In March 2010, the Board of Directors approved the contingent acceleration of all outstanding time-based awards scheduled to vest on or prior to June 30, 2010 so that they will be vested and settled immediately prior to the record date under the Plan, which is the day before the Effective Date.

Xerium Technologies, Inc.

(Debtors-in-Possession since March 30, 2010)

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

13. Stock-Based Compensation—(continued)

A summary of RSUs outstanding as of March 31, 2010 and their vesting dates is as follows:

	Vesting Dates	Number of RSUs

Time-based RSUs granted February 26, 2008	January 3, 2011	25,000

Time-based RSUs granted June 13, 2008	With respect to 25,000 RSUs—annually in equal installments on June 13, 2010 and June 13, 2011; with respect to 60,000 RSUs—June 13, 2011.	85,000

Time-based RSUs granted August 6, 2008 (contingently awarded on January 3, 2008)	Annually in equal installments on January 3, 2010 and January 3, 2011.	45,667

Time-based RSUs granted during various dates in 2008	Various dates over not more than three years.	31,001

Time-based RSUs granted during various dates in 2009	With respect to 517,985 RSUs—January 2011; with respect to 75,000 RSUs—annually in equal installments on June 8, 2010, 2011 and 2012; with respect to 15,000 RSUs—annually in equal installments on April 30, 2010, 2011 and 2012.	607,985

Performance-based RSUs granted May 16, 2007 originally based on shareholder return targets but were amended in 2009)	Original target was based on shareholder return targets to have been achieved by May 16, 2011. In 2009, such awards were modified to also allow for 100% vesting to occur upon the completion of a successful debt restructuring.	334,950

Performance-based RSUs granted August 6, 2008 (contingently awarded on January 3, 2008) (originally based on shareholder return targets but were amended in 2009)	Original target was based on shareholder return targets to have been achieved by January 3, 2011. In 2009, such awards were modified to also allow for 100% vesting to occur upon the completion of a successful debt restructuring.	137,000

Performance-based RSUs granted at various dates during 2009 (originally based on shareholder return targets but were amended in 2009)	Original target was based on shareholder return targets to have been achieved by January 3, 2011. In 2009, such awards were modified to also allow for 100% vesting to occur upon the completion of a successful debt restructuring.	1,023,469

Performance-based RSUs granted on January 1, 2010 (based on shareholder return targets	Based on shareholder return targets to be achieved by January 1, 2013.	500,000
Non-employee directors’ RSUs	Date of grant	483,199

Total RSUs outstanding		3,273,271

Xerium Technologies, Inc.

(Debtors-in-Possession since March 30, 2010)

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

13. Stock-Based Compensation—(continued)

RSU activity during the three months ended March 31, 2010, is presented below.

	Number of RSUs	Price Range of Grant-Date Fair Value Per RSU	Weighted Average Grant-Date Fair Value Price Per RSU
Outstanding, December 31, 2009	3,349,423	$0.52 – 12.01	$2.51
Granted	500,000	0.63	0.63
Forfeited	—	—	—
Issued or withheld for tax withholding purposes	(576,152)	0.52 – 5.40	1.42

Outstanding, March 31, 2010	3,273,271	$0.52 –12.01	$2.42

Vested, March 31, 2010 (1)	440,718	$1.43 –12.01	$1.95

(1)	Vested RSUs at March 31, 2010 consist entirely of non-employee director RSUs. The common stock underlying these RSUs will be issued to the directors upon termination of their service as members of the Board and/or a change in control, as defined in the 2005 Plan. The total grant-date fair value of such non-employee directors RSUs that vested during the three months ended March 31, 2010 was $79.

Assumptions

In accordance with Topic 718, the Company uses the following assumptions in determining compensation expense:

Grant-Date Fair Value

The Company calculates the grant-date fair value of time-based RSUs and non-employee directors’ RSUs based on the closing price of the Company’s common stock on the date of grant.

Xerium Technologies, Inc.

(Debtors-in-Possession since March 30, 2010)

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

13. Stock-Based Compensation—(continued)

For all granted performance-based RSUs, the Company calculated the grant-date fair value of performance-based RSUs by using a Monte Carlo pricing model and the following assumptions:

	For Performance- Based RSUs Granted January 1, 2010	For Performance- Based RSUs Granted at various dates during 2009	For Performance- Based RSUs Granted August 6, 2008 (contingently awarded January 3, 2008)	For Performance- Based RSUs Granted May 16, 2007
Expected term (i)	3 years	1 1/2 to 2 years	3 years	4 years
Expected volatility (ii)	120%	116% and 119%	44%	39%
Expected dividends (iii)	None	None	None	$0.45 per year ($0.1125 per quarter)
Risk-free interest rate (iv)	1.75%	0.99% to 1.17%	2.64%	4.32%

(i)

Expected term. Performance-based RSUs expire three years after the grant date for the 2010 and 2008 awards and four years after the grant date for the 2007 awards. For 2009 awards, the RSUs expire after approximately 1 1/2 to 2 years.

(ii)	Expected volatility. The Company is responsible for estimating the volatility of the price of its common stock and has considered a number of factors, including third party estimates, to determine its expected volatility. For the 2008 and 2007 awards, the Company performed a peer group analysis of historical and implied volatility measures rather than using its own historical volatility because it had been a public company for a relatively short period of time (i.e., since its initial public offering on May 19, 2005). Based upon the peer group analysis, the Company determined to use a 44% and 39% volatility assumption for performance-based RSUs granted in 2008 and 2007, respectively, which is the midpoint of the range developed by looking at the peer group. For the 2010 and 2009 awards, after being a public company for four years, the Company determined to use its own historical volatility rather than a peer group analysis. The volatility for the 2010 award was 120%. For the 2009 awards, the volatility was 116% and 119%.
(iii)	Expected dividends. On May 2, 2007, the Company modified its credit agreement which limited the amount of any quarterly dividends payable on its common stock to not more than $0.1125 per share. Accordingly, for the performance-based RSUs that were granted on May 16, 2007, the Company assumed continuation of quarterly dividends at the rate of $0.1125 per share of common stock for the purposes of the application of the Monte Carlo pricing model. On May 30, 2008, the Company amended its credit facility. No dividends are permitted to be paid on the Company’s common stock through May 2012, the maturity date of the term loans under the amended senior credit facility. Accordingly no dividends were assumed for the 2008 or 2009 awards for purposes of the application of the Monte Carlo pricing model.
(iv)	Risk-free interest rate. The yield on zero-coupon U.S. Treasury securities for the period that is commensurate with the expected term assumptions.

Xerium Technologies, Inc.

(Debtors-in-Possession since March 30, 2010)

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

13. Stock-Based Compensation—(continued)

Forfeitures

As the time-based and performance-based RSUs require continued employment up to the time of vesting, the amount of stock-based compensation recognized during a period is required to include an estimate of forfeitures. Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is related to employee attrition and based on a historical analysis of its employee turnover. This analysis is re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will be only for those shares that meet the requirements of continued employment up to the time of vesting. The Company revised its forfeiture estimates during the first quarter of 2010 and as of March 31, 2010 the following forfeiture rates are estimated:

Description of Award	Forfeiture Rates
Time-based RSUs granted on various dates in 2008 and 2009 (5%, 13%, 50% and 63% forfeiture rates with respect to 1,157,470, 97,500, 508,000 and 11,175 original grants of RSUs, respectively).	5%-63%
Performance-based RSUs granted May 19, 2007	59.72%
Performance-based RSUs granted August 6, 2008	77.37%
Performance-based RSUs granted in 2009	0%
Performance-based RSUs granted in 2010	5%
Non-employee directors’ RSUs	0%

In accordance with Topic 718, the cumulative effect of applying the change in estimate retrospectively is recognized in the period of change. The Company’s change in forfeiture rates during 2009 resulted in a $136 cumulative decrease in compensation expense for 2009.

As of March 31, 2010, there was approximately $2,600 of total unrecognized compensation expense related to unvested share-based awards which is expected to be recognized over a weighted average period of 0.84 years.

14. Subsequent Events

In connection with the chapter 11 cases commenced by the Company and certain of its subsidiaries on the Commencement Date, the Company requested the Bankruptcy Court to enter a series of orders designed to minimize any disruption of business operations, and to enter an order authorizing the company to enter into the DIP Facility, a debtor-in-possession financing facility intended to be used to pay related transaction costs, fees and expenses associated with the DIP Facility, fund working capital and general corporate purposes of the Company and its subsidiaries during the pendency of the chapter 11 cases, make adequate protection payments approved by the Bankruptcy Court, and fund costs, fees and expenses incurred in connection with the administration and prosecution of the chapter 11 cases. Each of the requests for relief was granted by the Bankruptcy Court. On May 12, 2010, the Bankruptcy Court held a hearing to consider confirmation of the Plan, the Company’s joint prepackaged plan of reorganization, and entered the Confirmation Order confirming the Plan. See Note 1.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated interim financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. The discussion included in this section, as well as other sections of this Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Undue reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance, or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include the following items:

•

we have filed for chapter 11 protection to effectuate the restructuring of our indebtedness as contemplated by the proposed joint prepackaged plan of reorganization approved by a majority of our lenders, and subsequently confirmed by the Bankruptcy Court. The ultimate impact that the events occurring during these proceedings would have on our business, financial condition and results of operations and ability to retain executive officers and key employees cannot be predicted accurately or quantified;

•	we may be unable to achieve the objectives of our restructuring efforts;

•

our chapter 11 proceeding may take longer than we expect, which could increase the costs of the proceeding, reduce the likelihood of successfully emerging from bankruptcy, and negatively affect our business;

•

pursuant to our proposed plan of reorganization, our existing common stockholders will be severely diluted. Our lenders will own in excess of 80% of our common stock and as such will be able to control all elections for directors. Our existing common stockholders may have little or no influence;

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

Many of these risks are discussed elsewhere in this Form 10-Q, including in the sections below: “Chapter 11 Reorganization,” “Company Overview,” “Industry Trends and Outlook,” “Liquidity and Capital Resources” and “Credit Facility.” Other factors that could materially affect actual results, levels of activity, performance, or achievements can be found in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 26, 2010. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise.

All references in this Quarterly Report to “Xerium,” “we,” “our,” and “us” mean Xerium Technologies, Inc.

Chapter 11 Reorganization

We and certain of our subsidiaries filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101-1532 (as amended, the “Bankruptcy Code”) on March 30, 2010 (the “Commencement Date”), in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The chapter 11 cases are being jointly administered under the caption “In re Xerium Technologies, Inc., et al.”, Case No. 10-11031 (KJC). We and our subsidiaries that filed for chapter 11 protection have continued to operate our businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court, and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. On the Commencement Date, we requested, and thereafter the Bankruptcy Court entered, a series of orders designed to minimize any disruption of business operations, including a request for authorization to, among other things, satisfy certain prepetition obligations that may be outstanding, including wages and benefits that may be due to employees, as well as obligations to certain vendors, customers and suppliers. The Bankruptcy Court also entered certain orders permitting us to continue, on an uninterrupted basis, our centralized cash management systems and customer service programs.

On May 12, 2010, the Bankruptcy Court held a hearing to consider confirmation of the Plan, and entered an order (the “Confirmation Order”) confirming our joint prepackaged plan of reorganization (the “Plan”). We anticipate the Plan to become effective by the end of May 2010 (the “Effective Date”), at which time we would emerge from chapter 11. However, we can give no assurance as to when, or ultimately if, the Plan will become effective. It is also possible that amendments could be made to the Plan in accordance with the Bankruptcy Code prior to the Plan becoming effective. Although the Bankruptcy Court has entered the Confirmation Order confirming the Plan, the ultimate impact that the events occurring during these proceedings will have on our business, financial condition and results of operations and ability to retain executive officers and key employees cannot be predicted accurately or quantified. See discussion as follows.

Operating in bankruptcy imposes significant risks and uncertainties on our business. See”—Forward-Looking Statements” and Item 1A “Risk Factors” for a discussion of the risks and uncertainties relating to our business and investing in our securities as a result of a chapter 11 filing.

Additionally, Section 802.01D of the New York Stock Exchange (“NYSE”) Listed Company Manual provides that the NYSE will ordinarily initiate suspension and delisting procedures with respect to any company that has filed for bankruptcy while not in compliance with continued listing standards, unless such company is profitable, has positive cash flow, or is demonstrably in sound financial health despite the bankruptcy proceedings. Following discussions with the NYSE regarding our financial status, listing status and our chapter 11 filing, the NYSE permitted the continued NYSE listing of our common stock notwithstanding our chapter 11 filing. However, we have continued to be out of compliance with the NYSE’s continued listing criteria under Sections 802.01B and C of the NYSE Listed Company Manual and there can be no assurance that the NYSE will not take delisting actions against us in the future or that our common stock will continue to be listed on the NYSE.

Background

Our credit facility requires that we satisfy certain operating requirements and financial covenant ratios in order to avoid a default or event of default under the facility. See “Credit Facility” below. As previously disclosed, we were not in compliance with certain of these covenants for the quarters ended September 30, 2009 and December 31, 2009. To provide us additional time to work with our creditors to find long-term solutions to our credit issues, on September 29, 2009, December 14, 2009, January 29, 2010 and February 26, 2010, we obtained waivers with respect to non-compliance with the financial covenants of the senior credit facility from our lenders. Additionally, the February 26, 2010 waiver permanently waived the requirement that our audited financial statements for the year ended December 31, 2009 be accompanied by an audit opinion unqualified as to “going concern”. The waivers to our credit facility expired on April 1, 2010, except with respect to those of our lenders that agreed to an additional waiver and forbearance of our credit facility until April 30, 2010 in connection with the solicitation of votes on the Plan. We filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code on March 30, 2010, prior to the expiration of the waivers. In connection with the waiver agreement entered into on September 30, 2009, we incurred aggregate fees to the lenders of approximately $3 million, of which $1.5 million was paid at the time of the effectiveness of the waiver agreement and approximately $1.5 million will be paid at the maturity date for the loans under the Credit Agreement and will accrue interest at the rate applicable to the loans until that time. In connection with the subsequent three waiver extension agreements, we were required to pay fees to the lenders of approximately $0.3 million at the time of each extension. In addition, borrowings under the revolving credit facility and the term loans bear interest at the sum of, as applicable, LIBOR, the Euribor or CDOR rate plus, in each case, the applicable margin of 5.50%, except that during the period between September 29, 2009, the date we entered into Waiver and Amendment No. 1 (the “Waiver Agreement”) to the Credit Agreement, and the Effective Date of the Amended and Restated Credit Facility, the outstanding balance under the credit facility is subject to interest at a rate that is 1.0% per year in excess of this rate.

We did not make our required quarterly principal payment due on March 31, 2010. In the absence of a waiver of such payment, our failure to pay the March 31, 2010 scheduled quarterly principal payment of approximately $6.7 million when due would constitute an event of default under the credit facility. Our chapter 11 filings suspended our obligation to make this payment after the filing date without prior approval of the Bankruptcy Court.

Our goal is to consummate a financial restructuring transaction that will significantly reduce our indebtedness and place us in a stronger financial position for future growth and stability.

DIP Facility

On the Commencement Date, we sought authorization from the Bankruptcy Court to enter into a debtor-in-possession financing facility consisting of a $20 million revolving credit facility and $60 million term loan (the “DIP Facility”). The DIP Facility is intended to be used to pay related transaction costs, fees and expenses associated with the DIP Facility, fund working capital and general corporate purposes of the Company and its subsidiaries during the pendency of the chapter 11 cases, make adequate protection payments approved by the Bankruptcy Court, and fund costs, fees and expenses incurred in connection with the administration and prosecution of the chapter 11 cases. The Bankruptcy Court approved the DIP Facility on an interim basis on March 31, 2010, authorizing us to use a portion of the total DIP Facility, and on April 1, 2010, we entered into the DIP Facility. On April 28, 2010, the Bankruptcy Court approved the DIP Facility on a final basis, granting us access to the full amount of the DIP Facility.

Plan of Reorganization

Until we emerge from Bankruptcy Court protection, we may pay all debts and honor all obligations arising in the ordinary course of our business after the date of the chapter 11 filing. However, we may not pay creditors on account of obligations arising before the chapter 11 filing or engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Directors in certain foreign subsidiaries may be required by local law to initiate insolvency proceedings, and creditors in certain foreign jurisdictions may take action under foreign law to seek available remedies.

The Plan provides that on the date on which the Plan is substantially consummated (the “Effective Date”):

•

We will enter into a revolving loan of up to $20 million and a term loan of $60 million (collectively, the “Exit Facility”) to be used to satisfy our outstanding obligations under the DIP Facility on the Effective Date and for our ongoing working capital (including letters of credit) requirements. The terms of the Proposed Exit Facility are described below;

•

We will authorize 20 million shares of new common stock (“New Common Stock”). All of our existing shares of common stock outstanding (“Existing Common Stock”) will be cancelled and replaced with shares representing 17.4% of the expected newly issued and outstanding shares, which is equivalent to a 20 to 1 reverse split of our common stock;

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

•	The holders of our Existing Common Stock will receive (a) approximately 17.4% of the shares of New Common Stock to be issued on the Effective Date, and (b) warrants to purchase up to

10% of the number of issued and outstanding shares of New Common Stock as of the Effective Date. The warrants will be exercisable for a term of four years from the issue date, and the exercise price per share of common stock will be determined in accordance with a formula based on the final amount of allowed claims of the lenders under the Credit Facility and the swap termination counterparties in the chapter 11 proceeding; and

•

Our Board of Directors will be reconstituted, and will consist of seven directors as follows: (i) our Chief Executive Officer, (ii) one director nominated by our current Board of Directors, and (iii) five directors nominated by certain of our lenders.

The Plan also contemplates that we will adopt a new equity incentive plan for compensation of our management and a shareholder rights plan. We will also enter into registration rights and director nomination agreements with certain of our lenders.

The Plan was confirmed by the Bankruptcy Court on May 12, 2010. On the Effective Date, the provisions of the Plan are binding on the Company and its subsidiaries that filed for chapter 11 protection, any entity issuing securities under the Plan, any entity acquiring property under the Plan, and any creditor or equity interest holder of the Company and its subsidiaries that filed for chapter 11 protection. Also on the Effective Date, the Confirmation Order discharges the Company and its subsidiaries that filed for chapter 11 protection from any and all debts, claims, and interests that arose before entry of the Confirmation Order and substitutes for such debt the obligations specified under the Confirmed Plan.

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

Borrowings under the Amended and Restated Credit Facility term loans will bear interest as follows:

•	in the case of Xerium Canada Inc., at the BA Rate plus (i) 6.25% if the leverage ratio equals or exceeds 2.75:1.00 or (ii) 5.75% if the leverage ratio is less than 2.75:1.00;

•	in the case of Xerium Technologies, Inc., the LIBOR Rate plus (i) 6.25% if the leverage ratio equals or exceeds 2.75:1.00 or (ii) 5.75% if the leverage ratio is less than 2.75:1.00; and

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

The Amended and Restated Credit Facility will require that we observe and perform numerous affirmative and negative covenants, which will be based on the covenants set forth in our existing credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility.” The Amended and Restated Credit Facility will also require that we observe the following financial covenants, each at agreed upon levels: interest coverage ratio measured quarterly for a rolling 12 month period, leverage ratio measured quarterly for a rolling 12 month period, and maximum capital expenditures each year.

Exit Facility

As discussed above, the Plan provides that we will enter into the Exit Facility on the Effective Date to be used to satisfy our outstanding obligations under the DIP Facility on the Effective Date and for our ongoing working capital (including letters of credit) requirements. The Exit Facility provides for a $20 million revolving loan and a term loan that has a principal amount of $60 million. The revolving credit facility will mature on a date that is three years following the closing date of the Exit Facility, and the term loans will mature on a date that is four and one-half years following the closing date. The Exit Facility will be secured by substantially all of our assets and the assets of most of our subsidiaries, subject to legal and tax considerations and requirements. All loans under the Exit Facility will be senior to the amounts owing under the Amended and Restated Credit Facility. In addition, most of our U.S. and non-U.S. subsidiaries will guarantee the obligations of the borrowers under the Exit Facility, provided that non-U.S. guarantors will only be liable for obligations of non-U.S borrowers and non-U.S. guarantors.

We will be able to elect whether the loans under the Exit Facility are “Eurodollar Loans” or are “Base Rate Loans”, and this election will determine the rate of interest on the loans. If the loans are Eurodollar Loans, the loans will bear interest at the annual rate equal to LIBOR plus the applicable margin, with a LIBOR floor of 2% per annum. Base Rate Loans will bear interest at the annual rate equal to the base rate plus the applicable margin. The applicable margin is set at 4.5% per year with respect to Eurodollar Loans and 3.5% per year with respect to Base Rate Loans. The base rate is a fluctuating interest rate equal to the highest of (a) the prime rate of an agreed upon financial institution, (b) the Federal Funds Effective Rate plus one-half of 1%, and (c) LIBOR plus 1%, with a LIBOR floor of 2%.

Interest periods will be 1, 2, 3 or 6 months. If any event of default occurs and is continuing, then interest on the unpaid balance of the outstanding Exit Facility loans will accrue at a per annum rate of two percent greater than the rate of interest specified above. If any event of default occurs and is continuing under the Exit Facility, each Eurodollar Loan will convert to a Base Rate Loan at the end of the interest period then in effect for such Eurodollar Loan.

The Exit Facility will require us to make mandatory prepayments under the same circumstances as with respect to the Amended and Restated Credit Facility, which are described above. In addition, the Exit Facility will require that we observe and perform the same affirmative and negative covenants, including financial covenants, as required by the Amended and Restated Credit Facility.

Company Overview

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

We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed on a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is selected to fit each individual paper-making machine and process. For the three months ended March 31, 2010, our clothing segment represented 66% of our net sales.

Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by the paper producer. Roll covers are tailored to each individual paper-making machine and process, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and manufacture spreader rolls. For the three months ended March 31, 2010, our roll covers segment represented 34% of our net sales.

Industry Trends and Outlook

Historically, demand for our products has been driven primarily by the volume of paper produced on a worldwide basis. Generally, and over time, we expect growth in paper production to be greater in Asia, South America and Eastern Europe than in the more mature North American and Western European regions where demand may potentially decline.

The profitability of paper producers has historically been highly cyclical due to wide swings in the price of paper, driven to a high degree by the oversupply of paper during periods when paper producers have more aggregate capacity than the market requires. A sustained downturn in the paper industry, either globally or in a particular region, can cause paper manufacturers to reduce production or cease operations, which could adversely affect our revenues and profitability. In response to significant secular changes in the sector, paper producers have continually sought to structurally improve the balance between the supply of and demand for paper. As part of these efforts, they have permanently shut down many paper-making machines or entire manufacturing facilities. Papermakers continue to experience low levels of profitability, and we believe that further consolidation among papermakers, reducing the number of paper producers, and shutdowns of paper-making machines or facilities will occur in Europe and North America, until there is a better balance between supply and demand for paper and the profit levels of paper producers improve. This rebalancing has been accelerated during the most recent global economic recession. Over a number of years, consumption growth of paper, particularly in South America and Asia, is expected to drive an increase in the global production required to maintain balance between supply and demand. It is highly likely, however, that a consumption slow-down and related effect on global paper production will continue in the near term, exacerbated by the global economic recession. Also affecting machine curtailments are structural productivity gains from improved products that we and our competitors supply.

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

The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $2.9 million and $2.7 million for the three months ended March 31, 2010 and 2009, respectively.

Foreign Exchange

We have a geographically diverse customer base. For the three months ended March 31, 2010, approximately 36% of our sales was in Europe, 35% was in North America, 18% was in Asia-Pacific, 9% was in South America and 2% was in the rest of the world.

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

For certain transactions, our sales are denominated in U.S. Dollars or Euros but all or a substantial portion of the associated costs are denominated in a different currency. As a result, changes in the relative values of U.S. Dollars, Euros and other currencies can affect the level of the profitability of these transactions. The largest proportion of such transactions consist of transactions in which the sales are denominated in or indexed to U.S. Dollars and all or a substantial portion of the associated costs are denominated in Euros.

Currency fluctuations have a greater effect on the level of our net sales than on the level of our income from operations. For example, for the three months ended March 31, 2010 as compared with the three months ended March 31, 2009, the change in the value of the U.S. Dollar against the currencies in which we conduct our business resulted in currency translation increases in net sales and decreases to income from operations of $5.3 million and $3.3 million, respectively. Although the results for the three months ended March 31, 2010 reflect a period in which the value of the U.S. Dollar decreased against most of the currencies in which we conduct the majority of our non-U.S. Dollar denominated business as compared to the three months ended March 31, 2009, we would expect a similar but opposite effect in a period in which the value of the U.S. Dollar increases. For any period in which the value of the U.S. Dollar changes relative to other currencies, we would expect our income from operations to be proportionately affected less than our net sales. This is due to the impact of currency on expenses incurred in foreign currencies and the fact that certain sales in foreign entities are U.S. dollar based.

During the three months ended March 31, 2010 we conducted business in 10 foreign currencies. The following table provides the average exchange rate for the three months ended March 31, 2010 and 2009, respectively, of the U.S. Dollar against each of the three foreign currencies in which we conduct the largest portion of our operations and indicates the percentage of our net sales for the three months ended March 31, 2010 denominated in such foreign currency.

Currency	Average exchange rate of the U.S. Dollar for the three months ended March 31, 2010	Average exchange rate of the U.S. Dollar for the three months ended March 31, 2009	Percentage of net sales for the three months ended March 31, 2010 denominated in such currency
Euro	$1.38 = 1 Euro	$1.30 = 1 Euro	44%
Canadian Dollar	$0.96 = 1 Canadian Dollar	$0.80 = 1 Canadian Dollar	7%
Brazilian Real	$0.55 = 1 Brazilian Real	$0.43 = 1 Brazilian Real	8%

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

During the first quarter of 2010, we continued our program of streamlining our operating structure and recorded restructuring expenses of approximately $1.6 million in connection therewith. We expect to incur restructuring expenses of approximately $13 million during the remainder of 2010, primarily related to headcount reductions resulting from the integration of the regional management structure in North America and similar actions in Europe. We expect to continue to review our business to determine if additional actions can be taken to further improve our cost structure. In light of our assessment of the impact of the global credit crisis and the potential effect on our customers and our industry, and therefore, on our performance, additional operating structure improvements and related restructuring expenses are being analyzed.

Results of Operations

The tables that follow set forth for the periods presented certain consolidated operating results and the percentage of net sales they represent:

(in millions)	Three Months Ended March 31,
	2010	2009

Net sales	$135.0	$116.5
Costs and expenses:
Cost of products sold	83.3	72.2
Selling	18.0	16.5
General and administrative	26.9	13.2
Restructuring and impairments	1.6	0.1
Research and development	2.9	2.7

Income from operations	2.4	11.7
Interest expense, net	(15.6)	(16.0)
Foreign exchange loss	(0.4)	(1.3)

Loss before reorganization items and provision for income taxes	(13.6)	(5.6)
Reorganization items	(14.4)	—
Provision for income taxes	2.1	3.9

Net loss	$(30.2)	$(9.5)

Percentage of Sales

	Three Months Ended March 31,
	2010	2009

Net sales	100.0%	100.0%
Costs and expenses:
Cost of products sold	61.7	62.0
Selling	13.4	14.2
General and administrative	19.9	11.3
Restructuring and impairments	1.2	0.1
Research and development	2.1	2.3

Income from operations	1.8	10.0
Interest expense, net	(11.6)	(13.7)
Foreign exchange loss	(0.3)	(1.1)

Loss before reorganization items and provision for income taxes	(10.1)	(4.8)
Reorganization items	(10.6)	—
Provision for income taxes	1.6	3.3

Net loss	(22.3)%	(8.1)%

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009.

Net Sales. Net sales for the three months ended March 31, 2010 increased by $18.5 million, or 15.9%, to $135.0 million from $116.5 million for the three months ended March 31, 2009. For the three months ended March 31, 2010, 66% of our net sales was in our clothing segment and 34% was in our roll covers segment.

In our clothing segment, net sales for the three months ended March 31, 2010 increased by $10.8 million, or 13.9%, to $88.6 million from $77.8 million for the three months ended March 31, 2009 primarily due to (i) favorable currency effects on net sales of $3.8 million and (ii) increased sales volume in Europe and North America, partially offset by decreased sales volume in South America and Asia-Pacific. Overall pricing levels in our clothing segment decreased approximately 1% during the three months ended March 31, 2010 as compared with the three months ended March 31, 2009.

In our roll covers segment, net sales for the three months ended March 31, 2010 increased by $7.7 million or 19.9%, to 46.4 million from $38.7 million for the three months ended March 31, 2009. The increase was primarily due to (i) increased sales volumes in all regions but primarily in North America and Europe and (ii) favorable currency effects on net sales of $1.5 million related to the translation of sales made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes. Overall pricing levels in our roll covers segment increased approximately 1% during the three months ended March 31, 2010 as compared with the three months ended March 31, 2009.

Cost of Products Sold. Cost of products sold for the three months ended March 31, 2010 increased by $11.1 million, or 15.4%, to $83.3 million from $72.2 million for the three months ended March 31, 2009.

In our clothing segment, cost of products sold increased by $7.2 million, or 15.4%, to $54.0 million for the three months ended March 31, 2010 from $46.8 million for the three months ended March 31, 2009 primarily due to unfavorable currency effects of $5.4 million related to the translation of expenses made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes and to higher sales volumes during the three months ended March 31, 2010 as compared with the three months ended March 31, 2009. Partially offsetting these increases was the $3.1 million impact of a lower cost structure, resulting from our cost reduction programs, during the three months ended March 31, 2010 as compared with the three months ended March 31, 2009

In our roll covers segment, cost of products sold increased by $3.9 million, or 15.4%, to $29.3 million for the three months ended March 31, 2010 from $25.4 million for the three months ended March 31, 2009 primarily due to (i) higher sales volumes during the three months ended March 31, 2010 as compared with the three months ended March 31, 2009 and (ii) unfavorable currency effects of $1.1 million related to the translation of expenses made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes. Partially offsetting these increases was the $0.3 million impact of a lower cost structure, resulting from our cost reduction programs, during the three months ended March 31, 2010 as compared with the three months ended March 31, 2009.

Selling Expenses. For the three months ended March 31, 2010, selling expenses increased by $1.5 million, or 9.1%, to $18.0 million from $16.5 million for the three months ended March 31, 2009. The increase was primarily due to unfavorable currency effects of $1.4 million related to the translation of expenses made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes.

General and Administrative Expenses. For the three months ended March 31, 2010, general and administrative expenses increased by $13.7 million, or 103.8%, to $26.9 million from $13.2 million for the three months ended March 31, 2009. The increase was primarily due to (i) an increase in consulting, legal and bank fees of $9.6 million for the three months ended March 31, 2010 as compared with the three months ended March 31, 2009 that were incurred relating to initiatives undertaken to resolve our credit issues, (ii) increased stock based compensation expenses of $2.2 million primarily related to (a) a cash payment of $0.8 million to Mr. Light with which Mr. Light was obligated to purchase shares of common stock from the Company, which occurred on January 5, 2010 and (b) an amendment to the terms of all performance-based restricted stock units of the Company outstanding on December 24, 2009 that resulted in increased stock based compensation expense of approximately $1.0 million for the three months ended March 31, 2010, (iii) unfavorable currency translation effects of $0.9 million related to the translation of expenses made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes and (iv) increased provisions for doubtful accounts of approximately $0.8 million during the three months ended March 31, 2010 as compared with the three months ended March 31, 2009.

Restructuring and Impairments Expenses. For the three months ended March 31, 2010, restructuring and impairments expenses increased by $1.5 million to $1.6 million from $0.1 million for the three months ended March 31, 2009. Restructuring expenses result from our long-term strategy to reduce production costs and improve long-term competitiveness as described above under “Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities and through headcount reductions. For the three months ended March 31, 2010, restructuring expenses include severance costs of $1.3 million and facility and other costs of $0.3 million.

Research and Development Expenses. For the three months ended March 31, 2010, research and development expenses increased by $0.2 million, or 7.4%, to $2.9 million from $2.7 million for the three months ended March 31, 2009 primarily due to unfavorable currency effects related to the translation of expenses made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes for the three months ended March 31, 2010 as compared with the three months ended March 31, 2009.

Interest Expense, Net. Net interest expense for the three months ended March 31, 2010 decreased by $0.4 million, or 2.5%, to $15.6 million from $16.0 million for the three months ended March 31, 2009. The decrease is primarily attributable to the termination of all of our interest rate swaps in the amount of $20.0 million on December 31, 2009, which carried fixed interest rates that were higher than variable interest rates. The decrease was partially offset by (i) increased interest rates associated with the waiver entered into on September 29, 2009, (ii) the reclassification of $3.3 million as of March 31, 2010 from accumulated other comprehensive income to interest expense which represents the balance related to the interest rate swaps, for which hedge accounting was discontinued on September 1, 2009, to be reclassified into interest expense over the remaining original term of the derivative as the hedged forecasted transactions are also recorded to interest expense, in accordance with ASC Topic 815 and (iii) unfavorable currency effects of $0.5 million.

Foreign Exchange Loss. For the three months ended March 31, 2010 and 2009, we had a foreign exchange loss of $0.4 million and $1.3 million, respectively. Foreign exchange losses during the first quarter of 2010 were primarily the result of hedging and intercompany activities.

Reorganization Items. Reorganization items are presented separately in our consolidated statements of operations for the three months ended March 31, 2010 and represent expenses that we have identified as directly relating to our chapter 11 proceedings. Reorganization items consist of the write off of deferred financing fees of $14.3 million and legal and professional fees of $0.1 million.

Provision for Income Taxes. For the three months ended March 31, 2010 and 2009, the provision for income taxes was $2.1 million and $3.9 million, respectively. There is no tax benefit reflected in the first quarter of 2010 and 2009 due to losses incurred in certain of our foreign subsidiaries and those in the U.S. for which no benefit was received due to established valuation allowances. The provision for income taxes for the first quarter of 2009 included the establishment of a valuation allowance in Canada of $2.9 million.

LIQUIDITY AND CAPITAL RESOURCES

As discussed above, we and certain of our subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code on the Commencement Date, March 30, 2010. On May 12, 2010, the Bankruptcy Court held a hearing to consider confirmation of the Plan, and entered the Confirmation Order confirming the Plan. For information regarding the impact of our chapter 11 proceedings on our liquidity and capital resources see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Chapter 11 Reorganization.”

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

As previously disclosed in our Quarterly Report of Form 10-Q for the quarter ended September 30, 2009, to provide us additional time to work with our creditors to find long-term solutions to our credit issues, on September 29, 2009, we entered into Waiver and Amendment No. 1 (the “Waiver Agreement”) to the senior credit facility. As of September 30, 2009, we were not in compliance with certain financial covenants of the Credit Agreement. Pursuant to the Waiver Agreement, the lenders agreed to waive any violation of the interest coverage, leverage and fixed charge covenants under the senior credit facility until the earliest of (i) the occurrence of any other default under the senior credit facility, (ii) our failure to comply with any term of the Waiver Agreement or (iii) December 15, 2009 (the “Waiver Period”). We agreed that during the Waiver Period no new revolving loans may be made to us, and the lenders would not be required to make any loans to us. We could request new letters of credit in an amount up to $3.5 million for equipment purchases and extend the expiration dates for certain outstanding letters of credit. The Waiver Agreement also requires us to report certain additional financial information to the lenders on a monthly basis.

In connection with the Waiver Agreement, we were required to pay aggregate fees to the lenders of approximately $3 million, of which $1.5 million was paid at the time of the effectiveness of the Waiver Agreement and $1.5 million was deferred to the maturity date for the loans under the senior credit facility and will accrue interest at the rate applicable to the loans until that time. In addition, during the period between September 29, 2009 and the Effective Date of the Amended and Restated Credit Facility, the outstanding balance under the senior credit facility bears interest at a rate that is 1.0% per year in excess of the non-default rate otherwise payable during that period under the senior credit facility. The non-default rate was LIBOR, the Euribor or CDOR rate plus the applicable margin of 5.50%.

The waiver was subsequently extended as follows: (a) on December 14, 2009 the waiver was extended until February 1, 2010, (b) on January 29, 2010 the waiver was extended until March 1, 2010, and (c) on February 26, 2010 the waiver was extended until April 1, 2010. Additionally, the February 26, 2010 waiver permanently waived the requirement that our audited financial statements for the year ended December 31, 2009 be accompanied by an audit opinion unqualified as to “going concern”. At each extension date, we paid fees of approximately $0.3 million. We were not in compliance with certain financial covenants of the credit facility as of December 31, 2009.

We and certain of our subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code, on the Commencement Date, March 30, 2010. On May 12, 2010, the Bankruptcy Court held a hearing to consider confirmation of the Plan, and entered the Confirmation Order confirming our joint prepackaged plan of reorganization (the “Plan”). We anticipate the Plan to become effective by the end of May 2010 (the “Effective Date”), at which time we would emerge from chapter 11. However, we can give no assurance as to when, or ultimately if, the Plan will become effective. It is also possible that amendments could be made to the Plan in accordance with the Bankruptcy Code prior to the Plan becoming effective. In connection with this restructuring, we expect to enter into an amendment or restatement of our senior credit facility. For information regarding the expected terms of the amended or restated credit facility see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Chapter 11 Reorganization—Proposed Amended and Restated Credit Facility.”

Our principal liquidity requirements are for debt service, working capital and capital expenditures. We plan to use cash generated by operations as our primary source of liquidity, but we anticipate that revenues and profits may not generate sufficient cash to fund our operations or meet our other liquidity requirements. We are not permitted to make additional borrowings under our revolver under the terms of the waiver agreements and we have limited access to other sources of loans. With the approval of the Bankruptcy Court, we entered into the DIP Facility commitment on April 1, 2010. Also, if we or the directors of our foreign subsidiaries are required to commence insolvency proceedings under the local law applicable in certain of the foreign jurisdictions in which we operate, then we may lose access to cash from our operations in those jurisdictions or may lose control of the assets underlying those operations. Our operations are highly dependent upon the paper production industry and the degree to which the paper industry is affected by global economic conditions and the availability of credit. Demand for our products could decline if paper manufacturers are unable to obtain required financing or if the economic slowdown causes additional mill closures. In addition, the global economic recession and the ensuing lack of availability of credit availability may affect our customers’ ability to pay their debts.

Net cash provided by operating activities was $4.8 million for the three months ended March 31, 2010 compared with net cash used in operating activities of $7.8 million for the three months ended March 31, 2009. The $12.6 million improvement is due to an increase in the volume of business in the three months ended March 31, 2010 as compared with the three months ended March 31, 2009 and a decrease in working capital during the first quarter of 2010 as compared with the first quarter of 2009.

Net cash used in investing activities was $2.5 million for the three months ended March 31, 2010 and $5.1 million for the three months ended March 31, 2009. The improvement of $2.6 million was primarily due to a decrease in capital equipment spending of $4.5 million in the three months ended March 31, 2010 as compared with the three months ended March 31, 2009, partially offset by the proceeds of $1.9 million from the sale of our Swedish roll covers facility on March 31, 2009.

Net cash used in financing activities was $3.3 million for the three months ended March 31, 2010 compared with net cash provided by financing activities of $6.5 million for the three months ended March 31, 2009. The fluctuation of $9.8 million was primarily the result of borrowings under our revolver of $28.0 million during the three months ended March 31, 2009, partially offset by lower debt payments of approximately $20.6 million during the three months ended March 31, 2010 as compared with the three months ended March 31, 2009 and to cash paid for professional fees of $2.3 million relating to initiatives undertaken to resolve our credit issues during the three months ended March 31, 2010 as compared with the three months ended March 31, 2009. We made a mandatory principal repayment of $16.1 million in the first quarter of 2009 and none in the first quarter of 2010.

As of March 31, 2010, there was a $573.5 million balance of term loans outstanding under our senior credit facility. During the first quarter of 2010, we made no scheduled principal payments, which were to have been approximately $6.8 million. In addition, as of March 31, 2010, we had an aggregate of $28.1 million outstanding under our current revolving lines of credit, including the revolving credit facility under our senior credit facility and lines of credit in various foreign countries that are used to facilitate local short-term operating needs and an aggregate of $6.4 million available for additional borrowings under these revolving lines of credit. We were not permitted to make additional borrowings under our revolver during the Waiver Period and during the bankruptcy proceedings and we have limited access to other sources of loans. Our liquidity is substantially affected by the covenant requirements of our credit agreement. See “Credit Facility” below. We had cash and cash equivalents of $21.9 million at March 31, 2010 compared to $23.0 million at December 31, 2009. During the chapter 11 cases, we have access to the DIP Facility for liquidity needs. The DIP Facility includes restrictive covenants that are customary for facilities of this type. Borrowings under the DIP Facility may be made in accordance with the terms thereof and the DIP budget.

CAPITAL EXPENDITURES

For the three months ended March 31, 2010, we had capital expenditures of $2.5 million consisting of growth capital expenditures of $0.4 million and maintenance capital expenditures of $2.1 million. Growth capital expenditures consist of items that are intended to increase the manufacturing, production and/or distribution capacity or efficiencies of our operations in conjunction with the execution of our business strategies. Maintenance capital expenditures are designed to sustain the current capacity or efficiency of our operations and include items relating to the renovation of existing manufacturing or service facilities, the purchase of machinery and equipment for safety and environmental needs and information technology. For the three months ended March 31, 2009, capital expenditures were $7.0 million, consisting of growth capital expenditures of $5.0 million and maintenance capital expenditures of $2.0 million.

We target capital expenditures for 2010 to be approximately $32 million. We analyze our planned capital expenditures based on investment opportunities available to us and our financial and operating performance, and accordingly, actual capital expenditures may be more or less than this amount.

See “—Credit Facility” below for a description on limitations on capital expenditures imposed by our credit facility. We anticipate similar limitations on capital expenditures under the Amended and Restated Credit facility and the Exit Facility following the Effective Date.

CREDIT FACILITY

We and certain of our subsidiaries filed voluntary petitions for relief under chapter 11 of title 11 of the Bankruptcy Code on the Commencement Date, March 30, 2010. On May 12, 2010, the Bankruptcy Court held a hearing to consider confirmation of the Plan and entered the Confirmation Order confirming the Plan. We anticipate the Plan to become effective by the end of May 2010, at which time we would emerge from chapter 11. Pursuant to the Plan, on the Effective Date, we expect to enter into an amendment and restatement of our credit facility pursuant to which, among other things, the total outstanding debt obligations under the credit facility, which at March 31, 2010 are approximately $621.3 million, will be reduced to approximately $410 million. For information regarding the expected terms of the amended and restated credit facility see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Chapter 11 Reorganization—Proposed Amended and Restated Credit Facility.” The discussion below reflects our credit facility in effect prior to the Effective Date, and does not reflect any amendment to the facility that may occur as a result of the emergence from bankruptcy.

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

Pursuant to the Waiver Agreement, the lenders agreed to waive any violation of the interest coverage, leverage and fixed charge covenants under the senior credit facility until the earliest of (i) the occurrence of any other default under the credit facility, (ii) our failure to comply with any term of the Waiver Agreement or (iii) December 15, 2009 (the “Waiver Period”). We agreed that during the Waiver Period no new revolving loans may be made to us, and the lenders would not be required to make any loans to us. We may request new letters of credit in an amount up to $3.5 million for equipment purchases and may extend the expiration dates for certain outstanding letters of credit. The Waiver Agreement also required us to report certain additional financial information to the lenders on a monthly basis. In connection with the Waiver Agreement, we were required to pay aggregate fees to the lenders of approximately $3 million, of which $1.5 million was paid at the time of the effectiveness of the Waiver Agreement and $1.5 million was deferred to the maturity date for the loans under the credit facility and will accrue interest at the rate applicable to the loans until that time. In addition, during the period between September 29, 2009 and the Effective Date of the Amended and Restated Credit Facility the outstanding balance under the credit facility was to bear interest at a rate that is 1.0% per year in excess of the non-default rate otherwise payable during that period under the credit facility. The non-default rate was LIBOR, the Euribor or CDOR rate plus the applicable margin of 5.50%.

On December 14, 2009 the waiver was extended until February 1, 2010, on January 29, 2010 the waiver was extended until March 1, 2010, and (c) on February 26, 2010 the waiver was extended until April 1, 2010. Additionally, the February 26, 2010 waiver permanently waived the requirement that our audited financial statements for the year ended December 31, 2009 be accompanied by an audit opinion unqualified as to “going concern”. At each extension date, we paid fees of approximately $0.3 million.

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

Borrowings under the revolving credit facility and the term loans bear interest at the sum of, as applicable, LIBOR, the Euribor or CDOR rate plus, in each case, the applicable margin. The applicable margin was set at 5.50% through December 31, 2008. Beginning January 1, 2009, the applicable margin depends upon our credit rating level: it will be 2.75% if our credit rating is Ba3 or higher by Moody’s and

BB- or higher by S&P, 3.75% if our credit rating is B1 by Moody’s or B+ by S&P, 4.25% if our credit rating is B3 or higher but lower than B1 by Moody’s and ‘B-’ or higher but lower than ‘B+’ by S&P, and 5.50% if our credit rating is lower than B3 by Moody’s or lower than B- by S&P. In order to qualify at each level the rating must be with a stable outlook. Our current credit rating is ‘D’ by S&P and our rating by Moody’s has been withdrawn. Our current applicable margin is 5.50%, except that during the period between September 29, 2009, the date the Company entered into Waiver and Amendment No. 1 (the “Waiver Agreement”) to the Credit Agreement, and the Effective Date of the Amended and Restated Credit Facility, the outstanding balance under the credit facility will bear interest at a rate that is 1.0% per year in excess of this rate.

On December 31, 2009, we terminated with the counterparties all of our outstanding interest rate swap liabilities of $20.0 million and converted them into notes payable to such counterparties. The swap termination counterparties have rights similar to the lenders under the credit facility. Prior to their termination with the counterparties, the interest rate swaps effectively fixed, from a cash flow hedge perspective, the interest rate on approximately 79% of the term loan portion of our credit facility through December 31, 2010 at 10.75%. As a result of the termination of the interest rate swaps, the interest rate on the term loan portion of the credit facility is no longer effectively fixed through December 31, 2010, the original term of the swaps.

Prior to September 1, 2009, the effective portion of changes in the fair value of interest rate derivatives designated and that qualified as cash flow hedges were recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings. The ineffective portion of the change in fair value of the derivatives was recognized directly in earnings. The balance in accumulated other comprehensive loss as of August 31, 2009 related to the interest rate swaps for which hedge accounting was discontinued was to be subsequently reclassified into the statement of operations (interest expense) over the remaining original term of the derivative as the hedged forecasted transactions are also recorded to interest expense, in accordance with Topic 815. In addition, as of March 31, 2010, we determined that it is probable that future interest payments on the debt that is in excess of the $410 million (discussed in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements) will not occur. As a result, we reclassified $0.7 million from accumulated other comprehensive income to interest expense, which represents the balance in accumulated other comprehensive income relating to interest payments on the debt that is in excess of $410 million. As of March 31, 2010, after this reclassification, the remaining balance in accumulated other comprehensive loss related to interest rate swaps was $6.6 million, which will be amortized to interest expense through December 31, 2010, the original term of the swaps. If we are not able to restructure our debt obligations in a manner that is consistent with the hedged forecasted transactions or if our lenders accelerate the debt under the senior credit facility so that it is payable prior to the original expiration of the underlying interest rate swaps (prior to their termination, as previously discussed), the cumulative mark to market changes in the fair value of the underlying interest rate swaps that have been recorded in accumulated other comprehensive loss would be charged to the statement of operations at that time.

The existing credit facility provides for remaining scheduled quarterly principal payments, in the aggregate amount of $70.2 million for the years 2010 through 2012, as outlined below, and a balloon payment of $513.4 million due at maturity in May 2012:

	USD Denominated Debt (in USD)	Euro Denominated Debt (in Euro)	Canadian Dollar Denominated Debt (in CAD)	Total Scheduled Quarterly Payments Converted into USD (in USD millions)
	(in millions)
2010	3.3	1.9	0.8	$6.8
2011	4.1	2.3	1.0	8.3
2012 (first quarter only)	4.9	2.8	1.2	10.0

				$25.1

The existing credit facility provides that for the purposes of computing debt, which is a part of the calculation of the leverage ratio, indebtedness which is payable in Canadian Dollars or Euros shall be converted into U.S. Dollars using the average exchange rate for the period of four consecutive fiscal quarters ended March 31, 2008. Accordingly, if the value of the U.S. Dollar increases relative to the Euro or the Canadian Dollar and our Adjusted EBITDA declines as a result of this currency effect, there would not be a corresponding decrease in the amount of our debt for purposes of the leverage ratio covenant calculation.

The existing credit facility also requires us to make additional prepayments of the term loans under the following circumstances:

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

Our existing credit facility requires that we observe and perform numerous affirmative and negative covenants, including certain financial covenants. The financial covenants per the existing credit facility are as follows:

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

We were not in compliance with these financial covenants as of March 31, 2010.

Our existing credit facility defines consolidated capital expenditures for a particular fiscal year as all expenditures required under GAAP to be included in “purchase of property and equipment” or similar items. The credit facility limits the amount of our consolidated capital expenditures in any given fiscal year to an amount not exceeding $50 million for fiscal year 2008 and $35 million for each of fiscal years 2009, 2010 and 2011, exclusive of capital expenditures paid with net insurance and condemnation proceeds;

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. Actual results could differ from those estimates. We have formal accounting policies in place including those that address critical and complex accounting areas. Note 3 to the consolidated financial statements included elsewhere in this Quarterly Report identify the significant accounting policies used in preparation of the consolidated financial statements. The most significant areas involving management judgments and estimates are described below.

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

There are two types of hedges into which we enter: hedges of fair value exposure and hedges of cash flow exposure. Hedges of fair value exposure are entered into in order to hedge the fair value of a recognized asset or liability, or a firm commitment. Hedges of cash flow exposure are entered into in order to hedge a forecasted transaction or the variability of cash flows to be paid related to a recognized liability. Changes in derivative fair values are recognized in earnings as offsets to the changes in fair value of the related hedged assets and liabilities. Changes in the derivative fair values that are designated as cash flow hedges which meet the criteria for hedge accounting are recorded in other comprehensive income (loss). On December 31, 2009, we terminated with the counterparties all of our outstanding interest rate swap liabilities of $20.0 million and converted them into notes payable to such counterparties. The swap termination counterparties have rights similar to the lenders under the credit facility. Prior to their termination with the counterparties, the interest rate swaps effectively fixed, from a cash flow hedge perspective, the interest rate on approximately 79% of the term loan portion of our credit facility through

December 31, 2010 at 10.75%. As a result of the termination of the interest rate swaps, the interest rate on the term loan portion of the credit facility is no longer effectively fixed through December 31, 2010, the original term of the swaps.

Prior to September 1, 2009, the effective portion of changes in the fair value of derivatives designated and that qualified as cash flow hedges were recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings. The ineffective portion of the change in fair value of the derivatives was recognized directly in earnings. The balance in accumulated other comprehensive loss as of August 31, 2009 related to the interest rate swaps for which hedge accounting was discontinued was to be subsequently reclassified into the statement of operations (interest expense) over the remaining original term of the derivative as the hedged forecasted transactions are also recorded to interest expense, in accordance with Topic 815. In addition, as of March 31, 2010, we determined that it is probable that future interest payments on the debt that is in excess of the $410 million (discussed in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements) will not occur. As a result, reclassified $0.7 million from accumulated other comprehensive income to interest expense, which represents the balance in accumulated other comprehensive income relating to interest payments on the debt that is in excess of $410 million. As of March 31, 2010, after this reclassification, the remaining balance in accumulated other comprehensive loss related to interest rate swaps was $6.6 million, which will be amortized to interest expense through December 31, 2010, the original term of the swaps. If we are not able to restructure our debt obligations in a manner that is consistent with the hedged forecasted transactions or if our lenders accelerate the debt under the senior credit facility so that it is payable prior to the original expiration of the underlying interest rate swaps (prior to their termination, as previously discussed), the cumulative mark to market changes in the fair value of the underlying interest rate swaps that have been recorded in accumulated other comprehensive loss would be charged to the statement of operations at that time.

We have measured our derivative assets and liabilities under Topic 820 and have classified our interest rate swaps in Level 2 of the Topic 820 fair value hierarchy, as the significant inputs to the overall valuations are based on market-observable data or information derived from or corroborated by market-observable data, including market-based inputs to models, model calibration to market-clearing transactions, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value a derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. We use similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, and correlations of such inputs. For our derivatives, all of which traded in liquid markets, model inputs can generally be verified and model selection does not involve significant management judgment.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements using significant unobservable inputs (Level 3) as of March 31, 2010.

However, as of March 31, 2010, the credit valuation adjustments have no impact on the overall valuation of our derivative positions as we terminated all of our outstanding interest rate swaps with the counterparties on December 31, 2009. Various factors which impact changes in the credit are not significant to the overall valuation adjustments over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

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

As of December 31, 2009, we recorded a non-cash charge for goodwill impairment of $80.6 million related to our roll covers segment based on assessments performed as of that date. Applying the guidance of Topic 350, we determined that as of December 31, 2009, goodwill for the roll covers segment was impaired primarily due to the adverse effect of our credit issues and the effects of the current global economic environment. Step 1 of the process indicated that the fair value of the net assets of the roll covers segment was $3.7 million less than their carrying value as of December 31, 2009. Based on the Step 1 result, we proceeded with Step 2. Based on the increase in fair value of tangible and intangible assets over book value of $77 million as determined in Step 2, an aggregate impairment of $80.6 million was recorded in the roll covers segment. To date, there have been no indicators of impairment or recorded goodwill impairment for our clothing segment. The excess of the fair value over the carrying value for our clothing segment as of December 31, 2009 was approximately $142 million. In order to evaluate the sensitivity of the analysis performed, we applied a hypothetical 5% decrease to the fair value of this business segment, which resulted in a fair value in excess of carrying value of approximately $116 million for the clothing segment.

During the first quarter of 2010, we evaluated business conditions to determine if a test for an impairment of goodwill was warranted, specifically our filing of voluntary petitions for relief under chapter 11 of the Bankruptcy Code on March 30, 2010. The adverse effects of our credit issues were considered when determining the amount of our impairment of goodwill recorded at December 31, 2009. Accordingly, no test was determined to be warranted at March 31, 2010.

Contingencies. We are subject to various claims and contingencies associated with lawsuits, insurance, tax, environmental and other issues arising out of the normal course of business. Our consolidated financial statements reflect the treatment of claims and contingencies based on management’s view of the expected outcome. We consult with legal counsel on those issues related to litigation with respect to matters in the ordinary course of business. If the likelihood of an adverse outcome is probable and the amount is estimable, we accrue a liability in accordance with ASC Topic 450, Contingencies. While we believe that the current level of reserves is adequate, the adequacy of these reserves may change in the future due to new developments in particular matters. During the third quarter of 2008, while evaluating one of our foreign facilities, we discovered the possibility of contamination at the facility. Subsequently we had a preliminary evaluation performed, which confirmed the existence of contamination and estimated preliminary costs to clean up the facility. Based upon this evaluation, we recorded $4.1 million in 2008 as our best estimate of the remediation costs we expected to incur. A Phase II assessment of the ground water contamination performed for us during the second quarter of 2009 indicated the costs to remediate the contamination would be significantly less than originally estimated and accordingly, we reduced the accrual by $3.4 million during the second quarter of 2009 based on this assessment. We believe that any additional liability in excess of amounts provided which may result from the resolution of environmental matters will not have a material adverse effect on our financial condition, liquidity or cash flow.

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

We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Relevant evidence, both positive and negative, is considered in determining the need for a valuation allowance. Information evaluated includes our financial position and results of operations for the current and preceding years as well as an evaluation of currently available information about future years. In light of our accumulated loss position in certain tax jurisdictions, and the uncertainty of taxability in future periods, we recorded valuation allowances for deferred tax assets primarily related to net operating loss carryforwards in Australia, Canada, Germany, Sweden, the United Kingdom and the United States.

In addition, we operate within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits can involve complex issues and rely on estimates and assumptions. These audits may require an extended period of time to resolve and may cover multiple years. Although we believe that the estimates and assumptions are reasonable, the final determination of tax audits and any related litigation could be different than that which is reflected in historical income tax provisions and recorded assets and liabilities. There are currently no U.S. Federal or state income tax audits or examinations underway. In May 2009, we concluded an audit relating to our German subsidiaries for tax years 1999 through 2002. No further adjustments not previously recorded were required in the year ended December 31, 2009 as a result of this settlement. The Canadian Revenue Authority contacted us in October of 2008 and has initiated an audit of our Canadian companies. The audit is still in the initial information gathering stages and no issues or assessments have been raised. The Italian tax authority and the Finnish tax authority are also in the process of conducting an examination for certain of our Italian and Finnish entities. The audit is still in the initial information gathering stages and we are currently working to address issues that have been raised. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties.

ASC Topic 740-10-25 relates to uncertain tax positions and prescribes a two-step process to determine the amount of tax benefit to be recognized as it relates to uncertain tax positions. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority that has full knowledge of all relevant information.

NON-GAAP LIQUIDITY MEASURES

We use EBITDA and Adjusted EBITDA as supplementary non-GAAP liquidity measures to assist us in evaluating our liquidity and financial performance, specifically our ability to service indebtedness and to fund ongoing capital expenditures. Our current credit facility includes covenants based on Adjusted EBITDA and the anticipated Amended and Restated Credit Facility following our emergence from bankruptcy will include similar covenants. If our Adjusted EBITDA declines below certain levels, we will violate the covenants resulting in a default condition under the credit facility or be required to prepay the credit facility. Neither EBITDA nor Adjusted EBITDA should be considered in isolation or as a substitute for income (loss) from operations (as determined in accordance with GAAP).

EBITDA is defined as net income (loss) before interest expense, income tax provision (benefit) and depreciation (including non-cash impairment charges) and amortization.

Adjusted EBITDA is defined in our existing credit facility as EBITDA plus (i) restructuring or related impairment costs (not to exceed $5.0 million in the aggregate for 2008 and in each year thereafter), (ii) reserves for inventory in connection with plant closings, (iii) stock-based and other non-cash compensation charges, charges from forgiveness of loans made to employees in connection with the purchase of equity and any tax gross-up payments made in respect of such loan forgiveness in connection with or prior to the completion of our initial public offering, (iv) certain transaction costs, including costs incurred in connection with our initial public offering and the related debt financing, the legal reorganization of Brazilian subsidiaries and the preparation and closing of the existing credit agreement, (v) consolidated amendment/termination costs, which consist of costs incurred in connection with the consummation of the fourth and fifth amendments to the senior credit facility and the termination of the employment contract of the former Chief Executive Officer and transition to the new Chief Executive Officer, not to exceed $8.0 million in the aggregate, (vi) costs associated with payments to management prior to the completion of our initial public offering in connection with the termination of incentive plans, (vii) non-cash charges resulting from the application of purchase accounting, (viii) non-cash expenses resulting from the granting of stock options, restricted stock or restricted stock unit awards under equity compensation programs solely with respect to our common stock and (ix) expenses incurred not exceeding $7 million per year as a result of the repurchase, redemption or retention of our own common stock earned under equity compensation programs solely in order to make withholding tax payments. Adjusted EBITDA, as defined in the credit facility and calculated below, may not be comparable to similarly titled measurements used by other companies.

Under the Amended and Restated credit facility, changes in the definition of Adjusted EBITDA include the add back of the following items, without duplication to the extent that any of these items were deducted in computing consolidated net income (loss) for the period: (i) financial restructuring costs, (ii) the amortization or write-offs of deferred financing costs, (iii) non-cash items related to a change in or adoption of accounting policies, (iv) non-cash expenses resulting from the granting of common stock and (v) certain other items that were not applicable during the first quarter of 2010.

The following table provides a reconciliation from net loss, which is the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA. The three months ended March 31, 2010 are presented based on the Adjusted EBITDA definitions in the Amended and Restated Credit Facility which the Company expects to enter into on the Effective Date. The three months ended March 31, 2009 are presented based on the Adjusted EBITDA definitions in effect under the credit agreement at that time. Had the expected definitions been in place for 2009, the only change to Adjusted EBITDA for the three months ended March 31, 2009 would have been an increase of $398 as the change in the fair value of interest rate swaps is not an adjustment under the definition of Adjusted EBITDA in the Amended and Restated credit facility.

	Three Months Ended March 31,
(in thousands)	2010	2009

Net loss	$(30,157)	$(9,448)
Income tax provision	2,136	3,892
Interest expense, net	15,644	15,957
Depreciation and amortization	10,451	9,788

EBITDA	(1,926)	20,189
Change in fair value of interest rate swaps	—	(398)
Restructuring expenses	1,567	114
Inventory write-offs under restructuring programs	—	103
Non-cash compensation and related expenses(D)	2,389	161
Change in accounting policies(A)	(1,400)	—
Financial restructuring costs(B)	9,563	—
Write-off of deferred financing costs as “reorganization item”(C)	14,283	—

Adjusted EBITDA	$24,476	$20,169

Based on the Adjusted EBITDA definitions in the Amended and Restated Credit Facility which the Company expects to enter into on the Effective Date:

(A)	Changes in non-cash items related to a change in or adoption of accounting policies are added back to (deducted from) EBITDA to arrive at Adjusted EBITDA for periods beginning after the quarter ended December 31, 2009. For the three months ended March 31, 2009, such items were not added back to EBITDA based upon the credit facility agreement as in effect at that time. Had the amended definition been in place for all periods presented, there would have been no impact to Adjusted EBITDA for the three months ended March 31, 2009 as there were no charges or credits recorded during that period pertaining to changes in or adoption of accounting policies.
(B)	Financial restructuring costs that have been expensed to the statement of operations are added back to EBITDA to arrive at Adjusted EBITDA for periods beginning after the quarter ended December 31, 2009. For the three months ended March 31, 2009, such items were not added back to EBITDA based upon the credit facility agreement as in effect at that time. Had the amended definition been in place for all periods presented, there would have been no impact to Adjusted EBITDA for the three months ended March 31, 2009 as there were no charges recorded during that period pertaining to financial restructuring costs.
(C)	The write-off of deferred financing costs included in reorganization items in the statement of operations is added back to EBITDA to arrive at Adjusted EBITDA for periods beginning after the quarter ended December 31, 2009. As of March 31, 2010, the Company was required to record such costs in “reorganization items” as per Accounting Standards Codification Topic 852, Reorganizations, as a result of its filing voluntary petitions for relief under chapter 11 on March 30, 2010. Prior to March 31, 2010, any write-offs of deferred financing costs were charged to interest expense and accordingly added back in the “interest expense, net” line item of the Adjusted EBITDA reconciliation above. Accordingly the amended definition has no impact on total Adjusted EBITDA for the three months ended March 31, 2010 or the three months ended March 31, 2009 because under both definitions the write-off of deferred financing costs was allowed as an add back.
(D)	The three months ended March 31, 2010 include an add back of $539 to EBITDA to arrive at Adjusted EBITDA related to shares of common stock that were sold to Mr. Light on January 5, 2010 for this amount in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Had the amended definition been in place for the three months ended March 31, 2009, there would have been no impact to Adjusted EBITDA for the three months ended March 31, 2009 as there were no charges recorded during that period pertaining to the issuance of common stock.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Hedging. We have foreign currency cash flow and earnings exposure with respect to specific sale and intercompany debt transactions denominated in currencies other than the functional currency of the unit incurring the costs associated with such transactions. To mitigate the risks related to these exposures, we utilize forward currency contracts in certain circumstances, to lock in exchange rates with the objective that the gain or loss on the forward contracts will approximate the loss or gain on the transaction or transactions being hedged. We determine whether to enter into hedging arrangements based upon the size of the underlying transaction or transactions, an assessment of the risk of adverse movements in the applicable currencies and the availability of a cost-effective hedging strategy. In South America, substantially all of our sales are indexed to U.S. Dollars, but the associated costs are recorded in the local currencies of the operating units. Generally, we do not hedge this U.S. Dollar exposure as it would not be cost effective due to the relatively inefficient foreign exchange markets for local currencies in that region. To the extent we do not engage in hedging or such hedging is not effective, changes in the relative value of currencies can affect our profitability. The value of these contracts is recognized at fair value based on market exchange forward rates and amounted to a net liability position of less than $0.1 million at March 31, 2010. These contracts mature at various dates through August 2010.

For additional information about the risks associated with fluctuations in currency exchange rates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign Exchange.”

Interest Rate Hedging. Our senior credit facility has a variable interest rate and we had entered into interest rate swap arrangements pursuant to which we paid fixed rates on notional amounts while receiving the applicable floating LIBOR, Euribor or CDOR rates. On December 31, 2009, we terminated with the counterparties all of our outstanding interest rate swap liabilities of $20.0 million and converted them into notes payable to such counterparties. The swap termination counterparties have rights similar to the lenders under the credit facility. Prior to their termination with the counterparties, the interest rate swaps effectively fixed, from a cash flow hedge perspective, the interest rate on approximately 79% of the term loan portion of our credit facility through December 31, 2010 at 10.75%. As a result of the termination of the interest rate swaps, the interest rate on the term loan portion of the credit facility is no longer effectively fixed through December 31, 2010, the original term of the swaps. The applicable margin for our LIBOR term loans, LIBOR revolving loans, Euribor loans and CDOR loans under our senior credit facility is 5.50%, except that during the period between September 29, 2009, the date the Company entered into Waiver and Amendment No. 1 (the “Waiver Agreement”) to the Credit Agreement, and the Effective Date of the Amended and Restated Credit Facility, the outstanding balance under the credit facility will bear interest at a rate that is 1.0% per year in excess of this rate. We estimate that a 1% increase in the LIBOR rate would increase our interest expense on the term debt by approximately $5.7 million on an annual basis through December 31, 2010, the period covered by the interest rate swap agreements that we terminated with the counterparties on December 31, 2009.

Prior to September 1, 2009, the effective portion of changes in the fair value of derivatives designated and that qualified as cash flow hedges were recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings. The ineffective portion of the change in fair value of the derivatives was recognized directly in earnings. The balance in accumulated other comprehensive loss as of August 31, 2009 related to the interest rate swaps for which hedge accounting was discontinued was to be subsequently reclassified into the statement of operations (interest expense) over the remaining original term of the derivative as the hedged forecasted transactions are also recorded to interest expense, in accordance with Topic 815. In addition, as of March 31, 2010, we determined that it is probable that future interest payments on the debt that is in excess of the $410 million (discussed in Note 1 the Notes to Unaudited Condensed Consolidated Financial Statements) will not occur. As a result, we reclassified $0.7 million from accumulated other comprehensive income to interest expense, which represents the balance in accumulated other comprehensive income relating to interest payments on the debt that is in excess of $410 million. As of March 31, 2010, after this reclassification, the remaining balance in accumulated other comprehensive loss related to interest rate swaps was $6.6 million, which will be amortized to interest expense through December 31, 2010, the original term of the swaps. If we are not able to restructure our debt obligations in a manner that is consistent with the hedged forecasted transactions or if our lenders accelerate the debt under the senior credit facility so that it is payable prior to the original expiration of the underlying interest rate swaps (prior to their termination, as previously discussed), the cumulative mark to market changes in the fair value of the underlying interest rate swaps that have been recorded in accumulated other comprehensive loss would be charged to the statement of operations at that time.

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

ITEM 4T.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, as of March 31, 2010 under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as set forth above.

(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On the Commencement Date, March 30, 2010, we and certain of our subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code. The chapter 11 cases are being jointly administered under the caption “In re Xerium Technologies, Inc. et al.” Case No. 10-11031(KJC). We and our subsidiaries that filed for chapter 11 protection have continued to operate our businesses and manage our properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court, and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. In connection with the chapter 11 cases, we requested the Bankruptcy Court to enter a series of orders designed to minimize any disruption of business operations, and to enter an order authorizing us to enter into the DIP Facility, make adequate protection payments approved by the Bankruptcy Court, and fund costs, fees and expenses incurred in connection with the administration and prosecution of the chapter 11 cases. Each of the requests for relief was granted by the Bankruptcy Court. On May 12, 2010, the Bankruptcy Court held a hearing to consider confirmation of the Plan, and entered the Confirmation Order confirming the Plan. We anticipate the Plan to become effective by the end of May 2010, the Effective Date, at which time we would emerge from chapter 11. However, we can give no assurance as to when, or ultimately if, the Plan will become effective. It is also possible that amendments could be made to the Plan in accordance with the Bankruptcy Code prior to the Plan becoming effective. Although the Bankruptcy Court has entered the Confirmation Order confirming the Plan, the ultimate impact that the events occurring during these proceedings will have on our business, financial condition and results of operations and ability to retain executive officers and key employees cannot be predicted accurately or quantified.

We are involved in various legal matters, which have arisen in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flow.

ITEM 1A.	RISK FACTORS

The risks described in the risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 have not materially changed. However, on the Commencement Date, March 30, 2010, we and certain of our subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code. The chapter 11 cases are being jointly administered under the caption “In re Xerium Technologies, Inc., et al.”, Case No. 10-11031(KJC). We and our subsidiaries that filed for chapter 11 protection have continued to operate our businesses and manage our properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court, and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. On May 12, 2010, the Bankruptcy Court held a hearing to consider confirmation of the Plan, and entered the Confirmation Order confirming the Plan. We anticipate the Plan to become effective by the end of May 2010 (the Effective Date), at which time we would emerge from chapter 11. However, we can give no assurance as to when, or ultimately if, the Plan will become effective. It is also possible that amendments could be made to the Plan in accordance with the Bankruptcy Code prior to the Plan becoming effective. Although the Bankruptcy Court has entered the Confirmation Order confirming the Plan, the ultimate impact that the events occurring during these proceedings will have on our business, financial condition and results of operations and ability to retain executive officers and key employees cannot be predicted accurately or quantified.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

Restrictions on Payment of Dividends

For a description on restrictions imposed by our existing credit agreement on our payment of dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Credit Facility.”

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility.”

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

Confirmation of Plan of Reorganization

On May 12, 2010, the Bankruptcy Court held a hearing to consider confirmation of the Plan, and entered the Confirmation Order confirming the Plan. A copy of the Plan, as confirmed by the Bankruptcy Court (the “Confirmed Plan”), is attached as Exhibit 2.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein. The Confirmation Order is attached as Exhibit 2.2 to this Quarterly Report on Form 8-K and is incorporated herein by reference. We anticipate the Plan to become effective by the end of May 2010 (the Effective Date), at which time we would emerge from chapter 11, though we can give no assurance as to when, or ultimately if, the Plan will become effective. It is also possible that amendments could be made to the Plan prior to the Plan becoming effective. Although the Bankruptcy Court has entered the Confirmation Order confirming the Plan, the ultimate impact that the events occurring during these proceedings will have on our business, financial condition and results of operations and ability to retain executive officers and key employees cannot be predicted accurately or quantified. For a summary of the material terms of the Plan see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Chapter 11 Reorganization—Plan of Reorganization.” This summary highlights only certain provisions of the Plan and is not a complete description of the Plan. This summary is qualified in its entirety by reference to the full text of the Plan.

The Plan provides that all of our outstanding shares of common stock will be cancelled as of the Effective Date, and 20 million shares of new common stock will be authorized. Pursuant to the Plan, (i) 12,403,759 shares of new common stock are expected to be issued to our lenders, (ii) our existing stockholders are expected to be issued 2,565,937 shares of new common stock and warrants to purchase 1,663,303 shares of new common stock and (iii) 463,525 shares of new common stock are expected to be reserved for issuance in connection with a new management incentive plan. Each share of new common stock will be accompanied by a right to purchase 1/1000 shares of Series A Junior Participating Preferred Stock and such preferred shares shall be reserved for issuance, pursuant to a shareholder rights plan.

For information as to our assets and liabilities as of March 31, 2010, see “Financial Statements” in this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

See the exhibit index following the signature page to this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XERIUM TECHNOLOGIES, INC.
(Registrant)

Date: May 14, 2010	By:	/S/ DAVID G. MAFFUCCI
David G. Maffucci
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

2.1*(3)	Joint Prepackaged Plan of Reorganization, as confirmed by the bankruptcy court on May 12, 2010

2.2(3)	Confirmation Order, dated May 12, 2010

10.1(1)	Waiver and Amendment No. 3 to Credit Agreement, dated as of January 29, 2010, by and among Xerium Technologies, Inc., certain subsidiaries of Xerium Technologies, Inc. and certain financial institutions as the Lenders.

10.2(2)	Waiver and Amendment No. 4 to Credit Agreement, dated as of February 26, 2010, by and among Xerium Technologies, Inc., certain subsidiaries of Xerium Technologies, Inc. and certain financial institutions as the Lenders.

31.1(3)	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(3)	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(3)	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(3)	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 1, 2010 and incorporated herein by reference.
(2)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 26, 2010 and incorporated herein by reference.
(3)	Filed herewith.
*	The following exhibits to the Joint Prepackaged Plan of Reorganization were filed with the Bankruptcy Court, which, as permitted by Item 601(b)(2) of Regulation S-K, have been omitted from this Quarterly Report on Form 10-Q. We will furnish supplementally a copy of any exhibit to the Joint Prepackaged Plan of Reorganization to the Securities and Exchange Commission upon request. Each attachment is available and can be viewed at the website www.xeriuminfo.com.

Exhibit A	Amended and Restated Credit Facility
Exhibit B	Commitment Letter
Exhibit C	New Management Incentive Plan
Exhibit D	New Warrants
Exhibit E	Executory Contracts and Unexpired Leases to be Rejected
Exhibit F	Amended and Restated Pledge and Security Agreement
Exhibit G	Austria Contribution Agreement
Exhibit H	Austria Note
Exhibit I	Austria Purchase Agreement
Exhibit J	Canada Direction Letter Agreement
Exhibit K	Exit Facility Credit Agreement
Exhibit L	Exit Facility Pledge and Security Agreement
Exhibit M	Germany Assumption Agreement
Exhibit N	Intercreditor Agreement
Exhibit O	Nominating Agreement
Exhibit P	Registration Rights Agreement
Exhibit Q	Restated Bylaws of each Reorganized Debtor
Exhibit R	Restated Charters of each Reorganized Debtor
Exhibit S	Shareholder Rights Plan
Exhibit T	U.S. Direction Letter Agreement
Exhibit U	Initial Directors and Initial Officers of the Reorganized Debtors
Exhibit V	Retained Actions
Exhibit W	Additional Intercompany Transactions