Form 10-Q
period 2010-06-30
XERIUM TECHNOLOGIES INC
filed 2010-08-13
CIK 1287151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2010

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 11, 2010 was 14,970,050.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Xerium Technologies, Inc.

Condensed Consolidated Balance Sheets—(Unaudited)

(dollars in thousands, except per share data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$33,324	$23,039
Restricted cash	15,939	—
Accounts receivable (net of allowance for doubtful accounts of $5,613 at June 30, 2010 and $7,370 at December 31, 2009)	83,268	83,602
Inventories	72,802	78,174
Prepaid expenses	4,889	5,571
Other current assets	11,461	25,828

Total current assets	221,683	216,414
Property and equipment, net	348,414	385,549
Goodwill	60,550	72,304
Intangible assets	14,575	12,091
Other assets	14,876	7,153

Total assets	$660,098	$693,511

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable	$734	$49,801
Accounts payable	30,923	32,124
Accrued expenses	52,394	46,264
Current maturities of long-term debt	9,537	1,826
Long-term debt classified as current	—	583,564

Total current liabilities	93,588	713,579
Long-term debt, net of current maturities and long-term debt classified as current	463,504	4,930
Deferred and long-term taxes	23,152	16,147
Pension, other postretirement and postemployment obligations	63,002	70,652
Other long-term liabilities	8,281	7,860
Commitments and contingencies
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares outstanding as of June 30, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value, 20,000,000 shares authorized; 14,970,050 and 2,446,786 shares outstanding as of June 30, 2010 and December 31, 2009, respectively	15	2
Stock warrants	13,560	—
Paid-in capital	407,668	222,366
Accumulated deficit	(401,076)	(330,908)
Accumulated other comprehensive loss	(11,596)	(11,117)

Total stockholders’ equity (deficit)	8,571	(119,657)

Total liabilities and stockholders’ equity (deficit)	$660,098	$693,511

See accompanying notes.

Xerium Technologies, Inc.

Condensed Consolidated Statements of Operations—(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$132,827	$120,843	$267,842	$237,346
Costs and expenses:
Cost of products sold	81,109	75,225	164,413	147,436
Selling	17,901	16,075	35,943	32,583
General and administrative	17,595	6,464	44,445	19,672
Restructuring and impairments	2,544	1,026	4,111	1,140
Research and development	2,952	2,740	5,820	5,460

	122,101	101,530	254,732	206,291

Income from operations	10,726	19,313	13,110	31,055
Interest expense	(17,141)	(15,934)	(33,036)	(32,248)
Interest income	276	364	527	721
Foreign exchange gain (loss)	370	555	(8)	(786)

Income (loss) before reorganization items and provision for income taxes	(5,769)	4,298	(19,407)	(1,258)
Reorganization items	(29,192)	—	(43,575)	—
Provision for income taxes	5,050	2,697	7,186	6,589

Net income (loss)	$(40,011)	$1,601	$(70,168)	$(7,847)

Net income (loss) per share:
Basic	$(5.38)	$0.66	$(14.07)	$(3.21)

Diluted	$(5.38)	$0.65	$(14.07)	$(3.21)

Shares used in computing net income (loss) per share:
Basic	7,442,836	2,444,149	4,986,071	2,443,983

Diluted	7,442,836	2,448,569	4,986,071	2,443,983

See accompanying notes.

Xerium Technologies, Inc.

Condensed Consolidated Statements of Cash Flows—(Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2010	2009
Operating activities
Net loss	$(70,168)	$(7,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,456	1,046
Depreciation	19,382	18,752
Amortization of intangibles	1,159	1,166
Deferred financing cost amortization	5,483	2,694
Unrealized foreign exchange gain on revaluation of debt	842	(570)
Deferred taxes	2,732	1,439
Asset impairment	748	—
Loss (gain) on disposition of property and equipment	109	(2,016)
Non-cash interest expense related to interest rate swaps	5,358	794
Non-cash reorganization items	28,683	—
Reorganization items accrued	4,546	—
Provision for doubtful accounts	(892)	(3,209)
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(5,172)	21,336
Inventories	(214)	1,294
Prepaid expenses	564	(1,963)
Other current assets	(1,259)	3,841
Accounts payable and accrued expenses	3,818	(42,607)
Deferred and other long-term liabilities	(1,336)	(1,668)

Net cash used in operating activities	(2,161)	(7,518)

Investing activities
Capital expenditures, gross	(9,155)	(11,115)
Proceeds from disposals of property and equipment	164	4,001
Proceeds from acquisition, net of cash acquired	—	—
Restricted cash	(15,939)	—
Other	3	1,100

Net cash used in investing activities	(24,927)	(6,014)

Financing activities
Net (decrease) increase in borrowings (maturities of 90 days or less)	(436)	28,000
Proceeds from borrowings (maturities longer than 90 days)	60,405	—
Principal payments on debt	(12,984)	(29,057)
Other	(8,171)	—

Net cash provided by (used in) financing activities	38,814	(1,057)

Effect of exchange rate changes on cash flows	(1,441)	252

Net increase (decrease) in cash	10,285	(14,337)
Cash and cash equivalents at beginning of period	23,039	34,733

Cash and cash equivalents at end of period	$33,324	$20,396

Supplemental disclosure of cash flow information
Issuance of common stock to extinguish debt	$182,213	$—

Conversion of debtor-in-possession financing facility to term loan	$60,000	$—

Cash reorganization items	$10,346	$—

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

Chapter 11 Filing, Emergence and Plan of Reorganization

On March 30, 2010 (the “Commencement Date”), Xerium Technologies, Inc. (the “Company”) and certain of its subsidiaries (the “Debtor Subsidiaries”) filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101-1532 (as amended, the “Bankruptcy Code”), in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On April 1, 2010, following approval by the Bankruptcy Court, the Company entered into a debtor-in-possession financing facility consisting of a $20 million revolving credit facility and $60 million term loan (the “DIP Facility”). On May 12, 2010, the Bankruptcy Court held a hearing to consider confirmation of the Company’s amended joint prepackaged plan of reorganization (the “Plan”) and entered an order (the “Confirmation Order”) confirming the Plan.

On May 25, 2010 (the “Effective Date”), the Plan became effective and the Company and the Debtor Subsidiaries emerged from chapter 11. On the Effective Date, the provisions of the Plan became binding on the Company, the Debtor Subsidiaries, any entity issuing securities under the Plan, any entity acquiring property under the Plan, and any creditor or equity interest holder of the Company or the Debtor Subsidiaries. Also on the Effective Date, except as otherwise provided in the Plan, the Confirmation Order discharged the Company and the Debtor Subsidiaries from any and all debts, claims, and interests that arose before entry of the Confirmation Order and substituted for such debt, claims, and interests the obligations specified under the confirmed Plan. Pursuant to the Plan, all allowed general unsecured claims were unaffected by the chapter 11 case and were satisfied in full.

Pursuant to the Plan, on the Effective Date:

•

20 million shares of new common stock of the Company, par value $0.001 (the “New Common Stock”) were authorized, of which an aggregate of 14,970,050 shares were issued and outstanding, as described below. In addition, 1,000,000 shares of preferred stock of the Company, par value $0.001, were authorized, of which 20,000 shares are designated as Series A Junior Participating Preferred Stock.

•

All of the shares of the Company’s common stock outstanding (the “Old Common Stock”), par value $0.01, were cancelled and replaced with 2,566,150 shares of New Common Stock, which was equivalent to a 20 to 1 reverse split of the Company’s Old Common Stock;

•

The Company’s lenders under its pre-petition credit facility and the interest rate swap termination counterparties (collectively, the “Lenders”) received, among other things, their ratable shares of (a) $10,000 in cash, (b) $410,000 in principal amount of term notes, to be issued pursuant to the Amended and Restated Credit Facility (defined below), and (c) 12,403,900 shares of New Common Stock;

•

Holders of the Company’s Old Common Stock also received warrants to purchase an aggregate of 1,663,760 shares of New Common Stock (the “Warrants”), representing approximately 0.0324108 Warrants for each share of Old Common Stock. The Warrants are exercisable for a term of four years from the issue date at an exercise price of $19.55 per share of New Common Stock. The exercise price was determined in accordance with a formula based on the final amount of allowed claims of the Lenders.

In addition, pursuant to the Plan, the Company entered into a number of material agreements and engaged in a series of transactions on the Effective Date, which are described below.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

Chapter 11 Filing, Emergence and Plan of Reorganization—(continued)

Amended and Restated Credit Facility

Pursuant to the Plan, on the Effective Date, the Company’s existing senior credit facility was amended and restated as the Second Amended and Restated Credit and Guaranty Agreement (the “Amended and Restated Credit Facility”), dated as of May 25, 2010, by and among the Company, certain subsidiaries of the Company, Citigroup Global Markets Inc. as Lead Arranger and Bookrunner, and other agents and banks party thereto. The Amended and Restated Credit Facility provides for a term loan that has a principal amount of $410,000, and a maturity date that is five years following May 25, 2010, the closing date of the Amended and Restated Credit Facility. The $410,000 is denominated in U.S. Dollars, Euros and Canadian Dollars representing approximately 56%, 32% and 12% of this amount, respectively, at the Effective Date. The Amended and Restated Credit Facility is secured by second priority liens against, and security interests in, substantially all of the Company’s assets and the assets of most of its subsidiaries, subject to legal and tax considerations and requirements. In addition, most of the Company’s U.S. and non-U.S. subsidiaries guaranteed the obligations of the borrowers under the Amended and Restated Credit Facility, provided that non-U.S. guarantors will only be liable for obligations of non-U.S borrowers and non-U.S. guarantors.

Borrowings under the Amended and Restated Credit Facility term loans bear interest as follows:

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

The terms “BA Rate,” “LIBOR Rate,” and “Euribor Rate” have the same meanings as set forth in the Company’s pre-petition credit facility except that the BA Rate, the LIBOR Rate and the Euribor Rate shall not be less than 2.00% per annum. Interest periods will be 1, 2, 3 or 6 months. If any event of default occurs and is continuing, then interest on the unpaid balance of the outstanding term loans will accrue at a per annum rate of two percent greater than the rate of interest specified above.

The Amended and Restated Credit Facility requires the Company to make mandatory prepayments under the following circumstances, subject to intercreditor sharing arrangements with the lenders under the Exit Facility (as defined below) and on a pro rata basis with the Exit Facility:

(a) with 100% of the net cash proceeds received by the Company from any sale of any assets (50% of the net cash proceeds of the sale of assets belonging to our Australian and Vietnamese subsidiaries) for any transaction or series of transactions exceeding $250 outside the ordinary course of business (subject to certain exceptions regarding discontinued manufacturing facilities and exempting the first $3,000 if invested in other assets, except for the sale of assets belonging to the Company’s Australian and Vietnamese subsidiaries);

(b) with 100% of insurance and condemnation award payments, subject to certain exemptions;

(c) with 100% of the cash proceeds from debt issuances, subject to certain exemptions; and

(d) with 50% of its excess cash after the end of each fiscal year, beginning with fiscal year 2011; that is, Adjusted EBITDA plus a working capital adjustment, minus consolidated interest expense, cash income tax expense, consolidated capital expenditures (subject to certain exceptions), consolidated restructuring costs, cash payments of withholding taxes from proceeds of the repurchase, redemption or retention of common stock and the aggregate amount of scheduled and voluntary payments made during the past fiscal year.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

Chapter 11 Filing, Emergence and Plan of Reorganization—(continued)

Amended and Restated Credit Facility—(continued)

The Amended and Restated Credit Facility requires that the Company observe and perform numerous affirmative and negative covenants, including certain financial covenants. The Amended and Restated Credit Facility also prohibits the payment of dividends on the Company’s New Common Stock.

Exit Facility

On the Effective Date, the DIP Facility was converted into an exit facility consisting of a $20,000 revolving credit facility and a $60,000 term loan (collectively, the “Exit Facility”) that was used to satisfy the Company’s and Debtor Subsidiaries’ obligations under the Plan and for ongoing working capital (including letters of credit) requirements. The revolving credit facility matures on a date that is three years following May 25, 2010, the closing date of the Exit Facility, and the term loan will mature on a date that is four and one-half years following May 25, 2010. The Exit Facility is secured by first priority liens against, and security interests in, substantially all of the Company’s assets and the assets of most of its subsidiaries, subject to legal and tax considerations and requirements. All loans under the Exit Facility are senior to the amounts owing under the Amended and Restated Credit Facility. In addition, most of the Company’s U.S. and non-U.S. subsidiaries guarantee the obligations of the borrowers under the Exit Facility, provided that non-U.S. guarantors will only be liable for obligations of non-U.S borrowers and non-U.S. guarantors. As of June 30, 2010, costs of $3,645 related to the Exit Facility have been deferred to be amortized over the life of the facility.

The loans under the Exit Facility are “LIBOR Loans” and bear interest at the annual rate equal to LIBOR plus the applicable margin, 4.5% per year, with a LIBOR floor of 2% per annum. Interest periods will be 1, 2, 3 or 6 months. If any event of default occurs and is continuing, then interest on the unpaid balance of the outstanding Exit Facility loans will accrue at a per annum rate of two percent greater than the rate of interest specified above. If any event of default occurs and is continuing under the Exit Facility, each LIBOR Loan will convert to an ABR Loan at the end of the interest period then in effect for such LIBOR Loan.

The Exit Facility requires the Company to make mandatory prepayments under the same circumstances as with respect to the Amended and Restated Credit Facility on a pro rata basis, which are described above. In addition, with limited exceptions, the Exit Facility requires that the Company observe and perform the same affirmative and negative covenants, including financial covenants, as required by the Amended and Restated Credit Facility.

Rights Agreement

Pursuant to the Plan, on the Effective Date, the Company issued a dividend of one preferred share purchase right (a “Right”) for each share of New Common Stock outstanding. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock of the Company, par value $0.001 per share (the “Preferred Shares”), at a price of $60.00 per one one-thousandth of a Preferred Share, subject to adjustment.

Subject to limited exceptions, in the event a person (which includes affiliates and associates) acquires beneficial ownership of 15% or more of New Common Stock without prior approval of the Company’s Board of Directors, holders of the New Common Stock, other than the acquirer, may exercise their Rights to purchase New Common Stock (or, in certain circumstances, Preferred Shares or other similar securities of the Company) having a value equal to two times the exercise price of the Right. Until such time as the Rights become exercisable, are redeemed, or expire, the Rights will be attached to shares of New Common Stock and may be transferred with and only with shares of New Common Stock.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

Chapter 11 Filing, Emergence and Plan of Reorganization—(continued)

Registration Rights Agreement

Pursuant to the Plan, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) on the Effective Date with Apax WW Nominees Ltd, Apax-Xerium Apia L.P., AS Investors, LLC, Carl Marks Strategic Investments, L.P., and Carl Marks Strategic Opportunities Fund, L.P. (the “RRA Parties”). Pursuant to the Registration Rights Agreement, the Company agreed that commencing on the 90th day after the Effective Date, any of the RRA Parties or group of RRA Parties may request registration under the Securities Act of 1933, as amended, of all or any portion of the New Common Stock held by such RRA Party on Form S-1 or Form S-3, as applicable. A RRA Party may not demand registration rights unless (A) the total offering price of the shares is reasonably expected to be at least $50 million (in the case of a Form S-1) or $20 million (in the case of a Form S-3) or (B) the shares to be registered represent at least 10% of the outstanding New Common Stock of the Company. In addition, the Registration Rights Agreement provides the RRA Parties with certain piggyback registration rights.

Director Nomination Agreements

Pursuant to the Plan, the Company entered into (i) a Director Nomination Agreement with AS Investors, LLC, and (ii) a Director Nomination Agreement with Carl Marks Strategic Investments, L.P. and Carl Marks Strategic Opportunities Fund, L.P. (both agreements together, the “Director Nomination Agreements,” and the lender parties thereto, the “Nominating Lenders”) on the Effective Date. Each of the Director Nomination Agreements provides that as long as the applicable Nominating Lender(s) is the beneficial owner of a number of shares of New Common Stock that is 50% or more of the number of shares distributed to such Nominating Lender(s) pursuant to the Plan (in such capacity, a “Continuing 50% Holder”), the Company will nominate for election to membership on its Board of Directors one individual designated by each such Continuing 50% Holder.

Reconstitution of Board of Directors

The Company reconstituted its Board of Directors (the “Board”) pursuant to the Plan, which is now comprised of Stephen R. Light, Ambassador April H. Foley, Jay Gurandiano, John F. McGovern, Edward Paquette, Marc Saiontz and James F. Wilson.

2010 Equity Incentive Plan

Pursuant to the Plan, the Company adopted the 2010 Equity Incentive Plan on the Effective Date. See Note 13 for further discussion.

Accounting for Reorganization

Subsequent to the Commencement Date and through the Effective Date, the Company’s financial statements were prepared in accordance with the Accounting Standards Codification (“ASC”) Topic 852, Reorganizations (“Topic 852”). Topic 852 does not change the application of U.S. generally accepted accounting principles (“GAAP”) in the preparation of the Company’s financial statements. However, for periods including and subsequent to the filing of a chapter 11 petition, Topic 852 does require that the financial statements distinguish transactions and events that are directly associated with the reorganization from those that are associated with the ongoing operations of the business. Because the reorganization value of the Company’s assets was greater than the sum of its post-petition liabilities and allowed claims, the Company did not adopt the fresh-start reporting principles of Topic 852.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

Chapter 11 Filing and Plan of Reorganization—(continued)

Accounting for Reorganization—(continued)

In accordance with Topic 852, the Company (i) separated liabilities that are subject to compromise from liabilities that are not subject to compromise, during the period subsequent to the Commencement Date and prior to the Effective Date; and (ii) distinguished transactions and events that were directly associated with the reorganization from those that are associated with the ongoing operations of the business.

Reorganization items are presented separately in the accompanying unaudited consolidated statement of operations and represent expenses that the Company identified as directly relating to the chapter 11 case. These items for the three and six months ended June 30, 2010 are summarized as follows:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Legal and professional fees	$14,792	$14,892
Loss on extinguishment of debt	14,400	14,400
Write-off of deferred financing costs on pre-petition credit facility	—	14,283

	$29,192	$43,575

The accompanying balance sheet as of December 31, 2009 included a reclassification of $583,564 to reflect as current the long-term debt under the Company’s pre-petition senior credit facility that would otherwise be in default absent the waivers. Additionally, related deferred financing costs of $15,187 were reclassified to other current assets from other assets as of December 31, 2009, the balance of which was $14,283 at the Commencement Date when it was written off.

Restricted Cash

At June 30, 2010 the Company had $15,939 of restricted cash, which was classified as a current asset. The restricted cash serves as collateral for letters of credit and no letter of credit has a maturity greater than one year, although certain of them can be renewed for another year. The cash is held in custody by the issuing bank, is restricted as to withdrawal or use and is currently invested in money market funds. Income from these funds is paid to the Company.

2. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements at June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with GAAP for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2009 as reported on Form 10-K filed on March 26, 2010. Additionally, as discussed in Note 1, the Company had a 20 to 1 reverse split of its Old Common Stock; accordingly the effect of the split has been reflected retroactively for all periods presented.

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

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

3. Accounting Policies—continued

Goodwill—(continued)

During each of the first two quarters of 2010, the Company evaluated events and business conditions, including the Company’s filing of voluntary petitions for relief under chapter 11 of the Bankruptcy Code on March 30, 2010, to determine if a test for an impairment of goodwill was warranted. The adverse effects of the Company’s credit issues had been considered when determining the amount of the Company’s impairment of goodwill recorded at December 31, 2009. Accordingly, no test was determined to be warranted at March 31, 2010 or June 30, 2010.

Net Income (Loss) Per Common Share

Net income (loss) per common share has been computed and presented pursuant to the provisions of ASC Topic 260, Earnings per Share (“Topic 260”). Net income (loss) per share is based on the weighted-average number of shares outstanding during the period. As of June 30, 2010 and 2009, the Company had outstanding restricted stock units (“RSUs”) and as of June 30, 2010 also had outstanding stock options and warrants (see Note 13). For the three and six months ended June 30, 2010, the Company excluded the dilutive impact of potential future issuances of common stock underlying the Company’s RSUs, stock options and warrants from the calculation of diluted average shares outstanding because their effect would have been antidilutive as the Company had net losses for those periods.

For the three months ended June 30, 2009, the diluted average shares outstanding were computed using the average market price for time-based RSUs granted in 2008 and 2009 and the actual grant date market price for non-employee director RSUs. The calculation of diluted earnings per share for the three months ended June 30, 2009 excluded the Company’s performance-based RSUs granted in 2005, 2007, 2008 and 2009 that were based on shareholder return targets because the performance criteria were not contingently achieved and therefore the RSUs were not contingently issuable. On the Confirmation Date, common stock underlying these performance-based RSUs was issued (see Note 13). For the six months ended June 30, 2009, the Company excluded the dilutive impact of potential future issuances of common stock underlying RSUs from the calculation of diluted average shares outstanding because their effect would have been antidilutive as the Company had a net loss for that period.

The following table sets forth the computation of basic and diluted earnings weighted average shares. As discussed in Note 1, the Company had a 20 to 1 reverse split of its Old Common Stock; accordingly the effect of the split has been reflected retroactively for all periods presented:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Weighted-average common shares outstanding—basic	7,442,836	2,444,149	4,986,071	2,443,983
Dilutive effect of stock-based compensation awards outstanding	—	4,420	—	—

Weighted-average common shares outstanding—diluted	7,442,836	2,448,569	4,986,071	2,443,983

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

3. Accounting Policies—continued

New Accounting Standards

In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives (“ASU No. 2010-11”). ASU No. 2010-11 clarifies that the scope exception in Topic 815 paragraphs 15-15-8 through 15-9 only applies to the transfer of credit risk in the form of subordination of one financial instrument to another. ASU No. 2010-11 is effective for fiscal quarters beginning after June 15, 2010. The Company believes that the adoption of ASU No. 2010-11 will have no impact on its financial statements.

In April 2010, the FASB issued ASU No. 2010-13, Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades—a consensus of the FASB Emerging Issues Task Force (“ASU No. 2010-13”). ASU No. 2010-13 provides amendments to ASC Topic 718, Compensation—Stock Compensation (“Topic 718”) to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. ASU No. 2010-13 is effective for fiscal years beginning on or after December 15, 2010. The Company believes that the adoption of ASU No. 2010-13 will have no impact on its financial statements.

4. Derivatives and Hedging

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known cash amounts, the value of which are determined by interest rates or foreign exchange rates. Specifically, the Company had entered into interest rate swaps to hedge variable interest related to its senior debt and foreign exchange contracts to protect the U.S. dollar value of certain assets and obligations. On December 31, 2009, the Company terminated with the counterparties all of its outstanding interest rate swap liabilities of $20,036 and converted them into notes payable to such counterparties. No new interest rate swaps have been entered into by the Company.

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

As previously discussed, the Company terminated its outstanding interest rate swaps at December 31, 2009 and has not entered into any new interest rate swap agreements since that time. Consequently, the Company’s financial statements are exposed to the effects of interest rate fluctuations which could have a material impact on its results of operations. However, under the Amended and Restated Credit Facility, the BA Rate, the LIBOR Rate and the Euribor Rate are subject to a minimum base rate of 2.00% per annum, which is currently higher than the respective base rates.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

4. Derivatives and Hedging—(continued)

Cash Flow Hedges of Interest Rate Risk—(continued)

As disclosed in previous filings, the Company anticipated that it would not be in compliance with certain financial covenants under its senior credit facility for the period ending September 30, 2009 and thus, on September 29, 2009, the Company entered into Waiver and Amendment No. 1 (the “Waiver Agreement”) to the Company’s senior credit facility in effect at that time. As of September 30, 2009 (and as of December 31, 2009), the Company was not in compliance with those covenants. As it was uncertain that the Company would be able to complete any alternative, long-term solutions to its credit issues or to obtain a further waiver prior to expiration of the Waiver Agreement, the Company was no longer able to support that the variable-rate interest payments (hedged transactions) under its senior credit facility were probable of occurring. Therefore, effective September 1, 2009, the Company was required to discontinue cash flow hedge accounting prospectively for its interest rate swaps so that the mark to market changes in their fair value are charged or credited to interest expense. Prior to September 1, 2009, the effective portion of changes in the fair value of derivatives designated and that qualified as cash flow hedges were recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings. The ineffective portion of the change in fair value of the derivatives was recognized directly in earnings. The balance in accumulated other comprehensive loss as of August 31, 2009 related to the interest rate swaps for which hedge accounting was to be subsequently reclassified into the statement of operations (interest expense) over the remaining original term of the derivative as the hedged forecasted transactions are also recorded to interest expense, in accordance with ASC Topic 815. In addition, as of March 31, 2010, the Company determined that it is probable that future interest payments on the debt that is in excess of the $410,000 (discussed in Note 1) will not occur. As a result, in the first quarter of 2010, the Company reclassified an additional $735 from accumulated other comprehensive income to interest expense, which represents the balance in accumulated other comprehensive income relating to interest payments on the debt that is in excess of $410,000. After this reclassification, the remaining balance in accumulated other comprehensive loss related to interest rate swaps will be amortized to interest expense through December 31, 2010, the original term of the swaps. Accordingly, during the second quarter of 2010, the Company reclassified $2,147 from accumulated other comprehensive income to interest expense and as of June 30, 2010, the remaining balance in accumulated other comprehensive loss related to interest rate swaps is $4,212, which will be amortized to interest expense through December 31, 2010.

Although these interest rate swaps were subject to mark to market accounting through earnings effective September 1, 2009, prior to their termination with the counterparties as discussed above, they effectively fixed, from a cash flow hedge perspective through December 31, 2010, the interest rate at 10.75% on approximately 79% of the term loan portion of the Company’s pre-petition credit facility. As a result of the termination of the interest rate swaps, the interest rate on the term loan portion of the credit facility was no longer effectively fixed through December 31, 2010, the original term of the swaps.

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three and six month periods ended June 30, 2010 and for the three and six month periods ended June 30, 2009. As of June 30, 2010 and December 31, 2009, the Company had no outstanding interest rate derivatives as a result of the termination of interest rate swaps and their conversion to notes payable, as discussed above.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

4. Derivatives and Hedging—(continued)

Cash Flow Hedges of Interest Rate Risk—(continued)

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of

Operations For the Three Months Ended June 30, 2010

Derivatives in Topic 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion), net of tax	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps (1)	$—	Interest expense	$—	Interest expense	$—

Derivatives Not Designated as Hedging Instruments Under Topic 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest Rate Swaps (1)	Interest Expense	$(2,147)
Foreign Currency Hedges	Foreign exchange loss	(1)

		$(2,148)

(1)	The Company’s interest rate swaps were considered designated hedging instruments through August 31, 2009. As discussed above, effective September 1, 2009, the interest rate swaps were no longer designated hedging instruments.

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

for the Three Months Ended June 30, 2009

Derivatives in Topic 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion), net of tax	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$(3,211)	Interest expense	$(3,699)	Interest expense	$(397)

Derivatives Not Designated as Hedging Instruments Under Topic 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign Currency Hedges	Foreign exchange gain	$1,117

		$1,117

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

4. Derivatives and Hedging—(continued)

Cash Flow Hedges of Interest Rate Risk—(continued)

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of

Operations For the Six Months Ended June 30, 2010

Derivatives in Topic 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion), net of tax	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps (1)	$—	Interest expense	$—	Interest expense	$—

Derivatives Not Designated as Hedging Instruments Under Topic 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest Rate Swaps (1)	Interest Expense	$(5,358)
Foreign Currency Hedges	Foreign exchange gain	21

		$(5,337)

(1)	The Company’s interest rate swaps were considered designated hedging instruments through August 31, 2009. As discussed above, effective September 1, 2009, the interest rate swaps were no longer designated hedging instruments.

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of

Operations for the Six Months Ended June 30, 2009

Derivatives in Topic 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion), net of tax	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$(6,367)	Interest expense	$(6,502)	Interest expense	$(795)

Derivatives Not Designated as Hedging Instruments Under Topic 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign Currency Hedges	Foreign exchange loss	$(417)

		$(417)

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

As of June 30, 2010 and December 31, 2009, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships. The value of these contracts is recognized at fair value based on market exchange forward rates. The change in fair value of these contracts is included in foreign exchange gain/(loss) in the statement of operations.

Foreign Currency Derivative (as of June 30, 2010)	Notional Sold	Notional Purchased
Cash flow hedges	$(271)	$—
Fair value hedges	$(109)	$—

Foreign Currency Derivative (as of December 31, 2009)	Notional Sold	Notional Purchased
Cash flow hedges	$—	$692
Fair value hedges	$(835)	$—

Due to reduced credit limits at some of its banks as a result of its credit issues prior to the Effective Date, the Company had entered into fewer foreign currency hedging arrangements than its historical practice. Consequently, the Company’s financial statements are exposed to the effects of currency rate fluctuations which could have a material impact on its results of operations.

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

As of June 30, 2010 and December 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $7 and $42, respectively. The Company has not posted any collateral related to these derivative agreements.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

4. Derivatives and Hedging—(continued)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of June 30, 2010 and December 31, 2009, respectively.

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives As of June 30, 2010		Liability Derivatives As of June 30, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Topic 815
Interest Rate Swaps	Other current assets	$—	Accrued expenses	$—

Total derivatives designated as hedging instruments under Topic 815		$—		$—

Derivatives not designated as hedging instruments under Topic 815
Interest Rate Swaps	Other current assets	$—	Accrued expenses	$—
Foreign Currency Hedges	Other current assets	2	Accrued expenses	9

Total derivatives not designated as hedging instruments under Topic 815		$2		$9

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives As of December 31, 2009		Liability Derivatives As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Topic 815
Interest Rate Swaps	Other current assets	$—	Accrued expenses	$—

Total derivatives designated as hedging instruments under Topic 815		$—		$—

Derivatives not designated as hedging instruments under Topic 815
Interest Rate Swaps	Other current assets	$—	Accrued expenses	$—
Foreign Currency Hedges	Other current assets	5	Accrued expenses	47

Total derivatives not designated as hedging instruments under Topic 815		$5		$47

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

4. Derivatives and Hedging—(continued)

Fair Value of Derivatives Under ASC Topic 820

ASC Topic 820, Fair Value Measurements and Disclosures (“Topic 820”), emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, Topic 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and the Company considers factors specific to the asset or liability.

To comply with Topic 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2010 and December 31, 2009, respectively, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy. The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of June 30, 2010 or December 31, 2009. The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

As of June 30, 2010

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observables Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives	$2	$—	$2	$—

Total	$2	$—	$2	$—

Liabilities
Derivatives	$(9)	$—	$(9)	$—

Total	$(9)	$—	$(9)	$—

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

Additionally, as of June 30, 2010 and December 31, 2009, the carrying value of the term debt under the Company’s senior credit facility is $466,973 and $583,564, respectively and exceeds its fair value of approximately $450,000 and $485,000, respectively. The Company determined the fair value of its debt utilizing quoted prices in active markets for its own debt (Level 1 of the fair value hierarchy).

5. Inventories

The components of inventories are as follows at:

	June 30, 2010	December 31, 2009
Raw materials	$14,018	$17,466
Work in process	22,944	26,811
Finished units (includes consigned inventory of $9,466 and $10,701, respectively)	35,840	33,897

	$72,802	$78,174

6. Debt

As discussed in Note 1, the Company and certain of its subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code on the Commencement Date, and the Company and the Debtor Subsidiaries emerged from chapter 11 on the Effective Date. On the Effective Date, the Company entered into an amendment and restatement of its senior credit facility pursuant to which, among other things, the total outstanding debt obligations under the senior credit facility, which at May 25, 2010 were $603,590 (including waiver fees of $1,380) were reduced to $410,000. Also on the Effective Date, pursuant to the Plan, the DIP Facility was converted into an exit facility consisting of a $20,000 revolving credit facility and a $60,000 term loan used to fund the Company’s emergence from chapter 11 and ongoing working capital requirements. As of June 30, 2010 no borrowings have been made under the revolving credit facility. See Note 1 for additional information related to the terms of the Amended and Restated Credit Facility and the Exit Facility.

No debt repayments were made during the three and six months ended June 30, 2010. Under the Amended and Restated Credit Facility, no debt repayments are due until the third quarter of 2010. During the three and six months ended June 30, 2009, the Company made payments under its credit facility agreements as shown in the table below. Additionally, during the first quarter of 2009, the Company borrowed $28,000 under its revolver.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

6. Debt—(continued)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Scheduled Payments	$—	$4,744	$—	$9,486
Mandatory Payments	—	2,561	—	18,681

7. Income Taxes

The Company utilizes the asset and liability method for accounting for income taxes in accordance with ASC Topic 740, Income Taxes (“Topic 740”). Under Topic 740, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company reduces the deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Information evaluated includes the Company’s financial position and results of operations for the current and preceding years as well as an evaluation of currently available information about future years. Because of the Company’s accumulated loss position and the uncertainty around the future profitability in certain tax jurisdictions, on June 30, 2010 the Company has valuation allowances for deferred tax assets primarily related to net operating loss carry forwards in the United States, the United Kingdom, Canada, Germany, Sweden and Australia.

For the three months ended June 30, 2010 and 2009, the provision for income taxes was $5,050 and $2,697, respectively and for the six months ended June 30, 2010 and 2009, the provision for income taxes was $7,186 and $6,589, respectively. There was no tax benefit reflected in any of these periods due to losses incurred in certain of our foreign subsidiaries and in the U.S. for which no benefit was recognized due to established valuation allowances. The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense, which were immaterial for the three and six months ended June 30, 2010 and 2009. The tax years 2000 through 2009 remain open to examination by the major taxing jurisdictions to which the Company and its subsidiaries are subject.

As of December 31, 2009, the Company had a gross unrecognized tax benefit of $5,023. The unrecognized tax benefit decreased by approximately $27 during the first quarter of 2010 and increased by approximately $240 during the second quarter of 2010 due to foreign currency effects and statute expirations.

As discussed in Note 1, the Company emerged from chapter 11 bankruptcy protection on May 25, 2010. The Company’s review of the potential impact of the overall plan of reorganization resulted in no material change in its tax position.

The Company’s balance sheet as of June 30, 2010 reflects a deferred tax asset related to its German federal and trade loss carry-forwards of approximately $4,900. As a general rule, federal and trade tax loss carry forwards are subject to forfeiture if more than 50% of the shares in the corporation are directly or indirectly transferred to a new shareholder. There is a restructuring exception to this general rule; however, this exception is currently suspended pending the outcome of an investigation by the European Union. The Company has reflected no impairment of this deferred tax asset as the Company has concluded that it is more likely than not that this asset will be realized in future periods.

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

The Company also maintains a funded retirement savings plan for U.S. employees which is qualified under Section 401(k) of the U.S. Internal Revenue Code. During 2008, the plan allowed eligible employees to contribute up to 15% of their compensation (plus catch-up contributions for participants over age 50), with the Company matching 100% of up to the first 4% of employee compensation. Effective January 1, 2009, the Company enhanced the match to 200% of the first 1% of employee compensation and 100% of the next 4% of employee compensation. The matching contribution was suspended in February 2009 but for 2010 the suspension was removed and the enhanced match was resumed. The matching contribution expense was $385 and $0 for the three months ended June 30, 2010 and 2009, respectively and $806 and $201 for the six months ended June 30, 2010 and 2009, respectively.

As required by Topic 715, the following tables summarize the components of net periodic benefit cost:

Defined Benefit Plans

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Service cost	$942	$689	$1,904	$1,397
Interest cost	1,675	1,500	3,385	2,979
Expected return on plan assets	(1,003)	(788)	(2,008)	(1,547)
Amortization of prior service cost	4	22	7	43
Amortization of net loss	180	275	363	519

Net periodic benefit cost	$1,798	$1,698	$3,651	$3,391

Other Postretirement Benefit Plans

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Service cost	$—	$—	$—	$—
Interest cost	7	9	13	18
Amortization of prior service cost	—	—	—	—
Amortization of net gain	(2)	(1)	(4)	(2)

Net periodic benefit cost	$5	$8	$9	$16

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

9. Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

Comprehensive income for the periods ended June 30, 2010 and 2009 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net income (loss)	$(40,011)	$1,601	$(70,168)	$(7,847)
Foreign currency translation adjustments	(3,116)	12,132	(7,188)	9,681
Pension liability changes under Topic 715	644	(973)	1,069	(904)
Change in value of derivative instruments	2,305	60	5,640	11

Comprehensive income (loss)	$(40,178)	$12,820	$(70,647)	$941

The components of accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Pension Liability Changes Under Topic 715	Change in Value of Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2009	$22,379	$(23,775)	$(9,721)	$(11,117)
Current period change, net of tax	(7,188)	1,069	5,640	(479)

Balance at June 30, 2010	$15,191	$(22,706)	$(4,081)	$(11,596)

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

During the first and second quarter of 2010, the Company continued its program of streamlining its operating structure and recorded restructuring and impairment expenses of $1,567 and $2,544, respectively, in connection therewith. The amount for the second quarter included approximately $1,800 related to the Company’s announcement, at the end of the second quarter of 2010, of its plan to cease production at its Stowe Woodward roll covers facility in North Bay, Ontario by August 20, 2010 and consisted of severance costs of $1,100 and asset impairment charges of $700. The Company expects to expense an additional $1,800 during the second half of 2010 related to this closure.

The Company expects to incur restructuring expenses of approximately $11,000 to $12,000 in the aggregate during 2010, primarily related to the closure of North Bay and headcount reductions resulting from the integration of the regional management structure in North America and similar actions in Europe.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

10. Restructuring and Impairments Expense—(continued)

The table below sets forth for the six months ended June 30, 2010, the significant components and activity under restructuring programs and asset impairments:

	Balance at December 31, 2009	Charges	Write-offs	Currency Effects	Cash Payments	Balance at March 31, 2010
Severance	$536	$2,925	$—	$—	$(1,084)	$2,377
Facility costs and other	1,478	438	—	(182)	(531)	1,203
Asset impairments	—	748	(748)	—	—	—

Total	$2,014	$4,111	$(748)	$(182)	$(1,615)	$3,580

Restructuring and impairments expense by segment, which is not included in Segment Earnings (Loss) in Note 11, is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Clothing	$181	$(198)	$261	$(130)
Roll Covers	2,263	673	3,160	44
Corporate	100	551	690	1,226

Total	$2,544	$1,026	$4,111	$1,140

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

Summarized financial information for the Company’s reportable segments is presented in the tables that follow for the three and six months ended June 30, 2010 and 2009, respectively.

	Clothing	Roll Covers	Corporate	Total
Three Months Ended June 30, 2010:
Net sales	$89,102	$43,725	$—	$132,827
Segment Earnings (Loss)	20,973	8,996	(4,739)

Three Months Ended June 30, 2009:
Net sales	$80,033	$40,810	$—	$120,843
Segment Earnings (Loss)	25,955	8,421	(2,467)

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

11. Business Segment Information—(continued)

	Clothing	Roll Covers	Corporate	Total
Six Months Ended June 30, 2010:
Net sales	$177,699	$90,143	$—	$267,842
Segment Earnings (Loss)	40,382	19,838	(9,114)

Six Months Ended June 30, 2009:
Net sales	$157,848	$79,498	$—	$237,346
Segment Earnings (Loss)	42,831	16,319	(6,777)

Provided below is a reconciliation of Segment Earnings (Loss) to income before provision for income taxes for the three and six months ended June 30, 2010 and 2009, respectively.

	Three Months Ended June 30,
	2010	2009
Segment Earnings (Loss):
Clothing	$20,973	$25,955
Roll Covers	8,996	8,421
Corporate	(4,739)	(2,467)
Non-cash compensation and related expenses	(1,041)	(885)
Net interest expense	(16,865)	(15,570)
Depreciation and amortization	(10,090)	(10,130)
Operational restructuring and impairments expense	(2,544)	(1,026)
Financial restructuring costs included in general and administrative expense	(459)	—

(Loss) income before reorganization items and provision for income taxes	$(5,769)	$4,298

	Six Months Ended June 30,
	2010	2009
Segment Earnings (Loss):
Clothing	$40,382	$42,831
Roll Covers	19,838	16,319
Corporate	(9,114)	(6,777)
Non-cash compensation and related expenses	(3,430)	(1,046)
Net interest expense	(32,509)	(31,527)
Depreciation and amortization	(20,541)	(19,918)
Operational restructuring and impairments expense	(4,111)	(1,140)
Financial restructuring costs included in general and administrative expense	(9,922)	—

Loss before reorganization items and provision for income taxes	$(19,407)	$(1,258)

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

12. Commitments and Contingencies

Chapter 11 Bankruptcy Proceedings and Emergence

The Company and the Debtor Subsidiaries filed voluntary petitions for relief under chapter 11 of title 11 of the Bankruptcy Code on the Commencement Date, March 30, 2010. The chapter 11 cases were being jointly administered under the caption “In re Xerium Technologies, Inc., et al.”, Case No. 10-11031(KJC). On May 12, 2010, the Bankruptcy Court held a hearing to consider confirmation of the Plan, and entered the Confirmation Order confirming the Plan. The Plan became effective on May 25, 2010, the Effective Date, at which time the Company emerged from chapter 11. On the Effective Date, the provisions of the Plan became binding on the Company, the Debtor Subsidiaries, any entity issuing securities under the Plan, any entity acquiring property under the Plan, and any creditor or equity interest holder of the Company or the Debtor Subsidiaries. Also on the Effective Date, except as otherwise provided in the Plan, the Confirmation Order discharged the Company and the Debtor Subsidiaries from any and all debts, claims, and interests that arose before entry of the Confirmation Order and substituted for such debt, claims, and interests the obligations specified under the confirmed Plan. For additional information regarding the chapter 11 cases see Note 1.

The Company is involved in various legal matters, which have arisen in the ordinary course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its financial position, results of operations or cash flow.

Environmental Matters

During the third quarter of 2008, the Company, while evaluating its facility in Australia, discovered the possibility of contamination at the facility. Subsequently the Company had a preliminary evaluation performed, which confirmed the existence of contamination and estimated preliminary costs to remediate this facility. Based upon this evaluation, the Company accrued $4,100 in 2008 as its best estimate of the remediation costs it expected to incur. A Phase II assessment of the groundwater contamination performed for the Company during the second quarter of 2009 indicated the costs to remediate the contamination would be significantly less than originally estimated and accordingly, the Company reduced the accrual by $3,400 during the second quarter of 2009 based on this assessment. At the end of the second quarter of 2010, the Company entered into a contingent purchase and sale agreement with a third party whereby the third party could purchase the Australian facility after two years from the date of the purchase and sale agreement. Under the terms of the purchase and sale agreement, the environmental liability would transfer to the third party at the time of such purchase.

The Company believes that any additional liability in excess of amounts provided which may result from the resolution of environmental matters will not have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

13. Stock-Based Compensation

As discussed in Note 1, the Company had a 20 to 1 reverse split of its Old Common Stock; accordingly the effect of the split has been reflected retroactively for all periods presented.

The Company records stock-based compensation expense in accordance with Topic 718 and has used the straight-line attribution method to recognize expense for time-based RSUs granted after December 31, 2005. The Company recorded stock-based compensation expense during the three and six months ended June 30, 2010 and 2009 as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
RSU and Stock Option Awards (1)	$1,353	$733	$2,605	$776
Performance Award Program (2)	(312)	152	—	270
Stock Awards (3)	—	94	825	94

Total	$1,041	$979	$3,430	$1,140

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

13. Stock-Based Compensation—(continued)

(1)	Related to restricted stock units awarded in and prior to 2010 and stock options awarded to certain non-employee directors on the Effective Date. See further discussion below.

(2)	For 2009, amount represented an accrued estimated payout expected under to the 2009 Performance Award Program. The underlying targets for 2009 were not achieved and these amounts were subsequently reversed during the year ended December 31, 2009. For 2010, the Company accrued $312 in the first quarter of 2010 which was subsequently reversed in the second quarter of 2010 as any payments to be made under the 2010 Performance Award Program, which was approved by the Company’s Board of Directors on May 26, 2010, are payable in cash and therefore are not considered stock-based compensation.

(3)	For 2010, represents a total of 39,764 shares of common stock that were sold to Mr. Stephen Light, the Company’s Chairman, President and Chief Executive Officer on January 5, 2010. See further discussion below. For 2009, represents the value of 3,000 shares of the Company’s common stock awarded to Mr. Maffucci on June 8, 2009 in connection with his appointment as the Company’s Executive Vice President and Chief Financial Officer.

The related tax impact on stock-based compensation was a tax benefit of $36 and $30 for the three months ended June 30, 2010 and June 30, 2009, respectively. The tax impact on stock based compensation was a tax provision of $50 for the six months ended June 30, 2010 and a tax benefit of $63 for the six month ended June 30, 2009.

2010 Equity Incentive Plan

Pursuant to the plan of reorganization as discussed in Note 1, the Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”) on the Effective Date. The 2010 Plan provides for the grant of awards consisting of any or a combination of stock options, stock appreciation rights, restricted stock, unrestricted stock or stock unit awards.

Shares Reserved for Awards

The maximum number of shares that may be delivered under or in satisfaction of awards under the 2010 Plan is 463,525 shares of New Common Stock, provided, however, that to the extent that equity incentive awards granted prior to the Effective Date pursuant to the Company’s 2005 Equity Incentive Plan, as amended, or employment agreements with the Company’s senior management do not vest on or after the Effective Date in accordance with their terms, the number of shares of New Common Stock reserved pursuant to the Plan with respect to such unvested awards shall be added to the number of shares of New Common Stock that may be delivered under the 2010 Equity Incentive Plan. The number of shares deliverable under the 2010 Equity Incentive Plan is subject to adjustment in the case of stock dividends and other transactions affecting the Company’s New Common Stock.

2005 Equity Incentive Plan

Effective May 19, 2005, the Company adopted the 2005 Equity Incentive Plan (the “2005 Plan”), under which the Board of Directors authorized 125,000 shares for grant (subsequently increased to 375,000 at the Company’s Annual Meeting of Stockholders on August 6, 2008).

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

13. Stock-Based Compensation—(continued)

Summary of Activity Under the 2005 Plan

Non-employee Director RSU Awards

Awards to non-employee directors vest immediately under the 2005 Plan and the underlying shares will be issued to the director upon termination of service as a member of the Board or a change in control, as defined in the 2005 Plan. Annually during 2005, 2006 and 2007, the non-employee directors were granted 625 RSUs in the aggregate. In July 2008, they also were granted 2,441 RSUs in the aggregate. On June 9, 2009 the non-employee directors were granted 11,236 RSUs in the aggregate; these RSUs were fully vested on the grant date; provided, however, that if a director ceases to serve as a member of the Board for any reason other than as a result of a change in control (as defined in the 2005 Plan) prior to the 2010 annual meeting of stockholders, the director will forfeit a pro rata portion of the award. This forfeiture provision was subsequently modified in connection with the Company’s chapter 11 reorganization (see Note 1) so that the directors departing from the Board as a consequence of the chapter 11 reorganization would not forfeit restricted stock units as a result. On August 4, 2009, Board members who served as non-employee directors during the year prior to the 2009 Annual Meeting of Stockholders were awarded 11,097 RSUs in the aggregate that vested immediately.

Additionally, as of the Effective Date, the two continuing non-employee members of the Board of Directors were granted an aggregate of 5,977 stock options with an exercise price of $20.80. These stock options vested immediately and have a four-year term.

Performance-based RSU Awards

On May 16, 2007, the Company granted 37,144 performance-based RSUs to certain officers and employees of the Company. Generally, to earn common stock under these performance-based RSUs, defined shareholder return targets must be met over the four years following the grant date and the grantee must be employed by the Company through May 16, 2011. On August 6, 2008, the Company granted 21,650 performance-based RSU awards (based on shareholder return targets) and at various dates during 2009, the Company granted 51,173 performance-based RSU awards to certain employees, specifically 47,348 and 1,875 RSU awards to its chief executive officer and chief financial officer, respectively. Generally, to earn common stock under the performance-based RSUs granted in 2008 and 2009, defined shareholder return targets must be met over the three years following January 3, 2008 and the grantee must be employed by the Company through January 3, 2011.

On December 24, 2009, the Compensation Committee of the Company’s Board of Directors approved an amendment to the terms of all performance-based restricted stock units of the Company outstanding on December 24, 2009. The amendment provides that upon completion of a successful debt restructuring of the Company, as defined, which shall constitute a new performance criterion, such performance-based restricted stock units shall vest and settle in full. The Compensation Committee determined that this new performance criterion would be met and vesting would occur on the date the Plan is confirmed by the Bankruptcy Court (the “Confirmation Date”). The Confirmation Date occurred on May 12, 2010 and 43,854 shares of common stock underlying 71,571 performance-based RSUs were issued on that date; the remaining 27,717 shares underlying such RSUs were withheld from issuance in connection with minimum tax withholding requirements related to the issuance of such shares to the recipients. This modification had no material impact on the Company’s stock based compensation expense for 2009. In 2010, however, the Company recorded stock based compensation of approximately $1,741 in the first half of 2010 related to this modification of which approximately $957 was recorded during the first quarter of 2010 and the remaining $784 in the second quarter of 2010, through May 12, 2010.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

13. Stock-Based Compensation—(continued)

On December 31, 2009, the Company entered into an amendment to the employment agreement with Mr. Light as the per-participant, per-year limitations under the Company’s 2005 Plan prevented the Company from fulfilling its contractual obligation and granting to Mr. Light stock units under the Company’s equity incentive plan with an aggregate value of $1,250 on January 1, 2010. The amendment to Mr. Light’s employment agreement provides that in lieu of granting him such restricted stock units, the Company instead would (i) grant to Mr. Light 25,000 performance-based restricted stock units on January 1, 2010, which are to vest annually over a three-year period if the price of the Company’s common stock meets or exceeds certain price targets approved by the Compensation Committee of the Company’s Board of Directors; and (ii) make a cash payment to Mr. Light of $825 which Mr. Light is obligated to use the total amount of such cash payment, less the amount necessary to satisfy tax obligations with respect to the cash payment, to purchase shares of common stock from the Company at its agreed fair value, based on the average per share closing price on the New York Stock Exchange of the Company’s shares of common stock for the 20 trading days prior to January 1, 2010. Accordingly, a total of 39,764 shares of common stock were sold to Mr. Light on January 5, 2010 for approximately $531 in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Time-based RSU Awards

On August 6, 2008, the Company’s granted 21,650 time-based RSU awards to certain of the Company’s officers under the 2005 Plan, The time-based restricted stock unit awards are scheduled to vest completely, in nearly equal installments on the first, second, and third anniversaries of January 3, 2008 provided that the named officer continues to be employed by the Company on such dates. Additionally, on various dates during 2008, the Company granted 11,384 time-based RSU awards to certain employees, specifically 5,625 RSUs to its chief executive officer. Generally, such awards vest in nearly equal installments on the first, second and third anniversaries of the grant date. The time-based restricted stock units may also vest, in whole or in part, in connection with a change of control (as defined in the awards) and/or termination of employment under the circumstances set forth in the restricted stock unit awards. Dividends, if any, on such time based restricted stock units will be paid at the same rate as dividends on the Company’s common stock, but only in the form of additional restricted stock units.

At various dates in 2009, the Company granted 55,674 time-based RSU awards to certain employees, specifically 47,349 and 5,625 RSUs to its chief executive officer and chief financial officer, respectively. Such awards vest in nearly equal installments on certain dates as described in the table below. The time based restricted stock units may also vest, in whole or in part, in connection with a change of control (as defined in the awards) and/or termination of employment under the circumstances set forth in the restricted stock unit awards.

Certain time-based RSUs and all non-employee director RSUs automatically adjust to reflect awards of additional RSUs upon payment of dividends by the Company. Outstanding RSUs that were awarded in connection with the payment of dividends are included in the table below. No RSUs were awarded in connection with the payment of dividends since 2007 as no dividends were declared by the Company after 2007 because the Company’s senior credit facility in effect at that time precluded the payment of dividends. The Amended and Restated Credit Facility continues to prohibit the payment of dividends.

During the first quarter of 2010, 18,707 shares of common stock underlying 28,808 time-based RSUs were issued; the remaining 10,101 shares underlying the RSUs were withheld from issuance in connection with minimum tax withholding requirements related to the issuance of such shares to the recipients.

In March 2010, the Board of Directors approved the contingent acceleration of all outstanding time-based awards and non-employee director awards (for departing directors) scheduled to vest on or prior to June 30, 2010 so that they will be vested and settled immediately prior to the record date under the Plan, which was the day before the Effective Date. Accordingly, on May 24, 2010, 16,880 shares of common stock underlying 18,732 RSUs were issued; the remaining 1,852 shares underlying the RSUs were withheld from issuance in connection with minimum tax withholding requirements related to the issuance of such shares to the recipients.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

13. Stock-Based Compensation—(continued)

A summary of RSUs outstanding as of June 30, 2010 and their vesting dates is as follows:

	Vesting Dates	Number of RSUs
Time-based RSUs granted during various dates in 2008	Various dates through November 2011.	5,850
Time-based RSUs granted during various dates in 2009	With respect to 25,899 RSUs—January 2011; with respect to 2,500 RSUs—annually in equal installments on June 8, 2011 and 2012; with respect to 500 RSUs—annually in equal installments on April 30, 2011 and 2012.	28,899
Performance-based RSUs granted on January 1, 2010 (based on shareholder return targets	Based on shareholder return targets to be achieved by January 1, 2013.	25,000
Non-employee directors’ RSUs	Immediately vested on grant dates with underlying shares to be awarded upon director’s departure from the Board of Directors	9,245

Total RSUs outstanding		68,994

RSU activity during the six months ended June 10, 2010, is presented below.

	Number of RSUs	Price Range of Grant-Date Fair Value Per RSU	Weighted Average Grant-Date Fair Value Price Per RSU
Outstanding, December 31, 2009	167,471	$10.40 – 240.20	$50.20
Granted	25,000	12.60	12.60
Forfeited	(4,367)	107.80 – 163.00	123.80
Issued or withheld for tax withholding purposes	(119,110)	10.40 – 240.20	51.40

Outstanding, June 30, 2010	68,994	$10.40 – 240.20	$30.00

Vested, June 30, 2010 (1)	9,245	$28.60 – 240.20	$40.20

(1)	Vested RSUs at June 30, 2010 consist entirely of non-employee director RSUs (for the two continuing members of the Board of Directors). The total grant-date fair value of such non-employee director RSUs that vested during the six months ended June 30, 2010 was $61. Excluded from this table is an aggregate of 5,977 stock options with an exercise price of $20.80 that was granted on the Effective Date to the two continuing members of the Board of Directors. The total grant date fair value of such non-employee director stock options that vested during the six months ended June 30, 2010 was $41.

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

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

13. Stock-Based Compensation—(continued)

Assumptions—(continued)

For performance-based RSUs granted on January 1, 2010, the Company calculated the grant-date fair value by using a Monte Carlo pricing model and the following assumptions:

Expected term (i)	3 years
Expected volatility (ii)	120%
Expected dividends (iii)	None
Risk-free interest rate (iv)	1.75%

(i)	Expected term. Performance-based RSUs expire three years after the grant date.
(ii)	Expected volatility. The Company is responsible for estimating the volatility of the price of its common stock and has considered a number of factors, including third party estimates, to determine its expected volatility. For these awards, after being a public company for more than four years, the Company determined to use its own historical volatility rather than a peer group analysis. The volatility for the 2010 award was 120%.
(iii)	Expected dividends. No dividends were declared by the Company after 2007 because the Company’s senior credit facility at that time precluded the payment of dividends. The Amended and Restated Credit Facility continues to prohibit the payment of dividends.
(iv)	Risk-free interest rate. The yield on zero-coupon U.S. Treasury securities for the period that is commensurate with the expected term assumptions.

For stock options awarded to the two continuing non-employee members of the Board of Directors on the Effective Date, the Company calculated the grant-date fair value by using a Black-Scholes option pricing model and the following assumptions:

Expected term (i)	3 years
Expected volatility (ii)	75%
Expected dividends (iii)	None
Risk-free interest rate (iv)	0.63%

(i)	Expected term. The options are immediately vested at the date of grant but have a four-year contractual term. Therefore a three-year expected term was determined to be reasonable.
(ii)	Expected volatility. The Company is responsible for estimating the volatility of the price of its common stock and has considered a number of factors, including third party estimates, to determine its expected volatility. For these awards, after being a public company for five years, the Company determined to use a blend of its own five-year historical volatility and that of its peer group, which resulted in volatility of 75%.
(iii)	Expected dividends. No dividends were declared by the Company after 2007 because the Company’s senior credit facility at that time precluded the payment of dividends. The Amended and Restated Credit Facility continues to prohibit the payment of dividends.
(iv)	Risk-free interest rate. The yield on zero-coupon U.S. Treasury securities for the period that is commensurate with the expected term assumptions.

For the Warrants issued on the Effective Date, the Company calculated the grant-date fair value by using a Black-Scholes option pricing model and the following assumptions. The Warrants are not considered stock-based compensation and their issuance has been recorded as a memorandum entry only.

Expected term (i)	4 years
Expected volatility (ii)	75%
Expected dividends (iii)	None
Risk-free interest rate (iv)	1.65%

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

13. Stock-Based Compensation—(continued)

Assumptions—(continued)

(i)	Expected term. Warrants expire four years after the grant date.
(ii)	Expected volatility. The Company is responsible for estimating the volatility of the price of its common stock and has considered a number of factors, including third party estimates, to determine its expected volatility. For these awards, after being a public company for five years, the Company determined to use a blend of its own five-year historical volatility and that of its peer group, which resulted in volatility of 75%.
(iii)	Expected dividends. No dividends were declared by the Company after 2007 because the Company’s senior credit facility at that time precluded the payment of dividends. The Amended and Restated Credit Facility continues to prohibit the payment of dividends.
(iv)	Risk-free interest rate. The yield on zero-coupon U.S. Treasury securities for the period that is commensurate with the expected term assumptions.

Forfeitures

As the time-based and performance-based RSUs require continued employment up to the time of vesting, the amount of stock-based compensation recognized during a period is required to include an estimate of forfeitures. No estimate of forfeitures has been made for RSUs and stock options awarded to non-employee directors because they vest immediately upon grant. Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is related to employee attrition and based on a historical analysis of its employee turnover. This analysis is re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will be only for those shares that meet the requirements of continued employment up to the time of vesting. As of June 30, 2010 the following forfeiture rates are estimated:

Description of Award	Forfeiture Rates
Time-based RSUs granted on various dates in 2008 and 2009 (5%, 13%, 50% and 63% forfeiture rates with respect to 57,874, 4,875, 25,400 and 558 original grants of RSUs, respectively)	5%-63%
Performance-based RSUs granted in 2010	5%

In accordance with Topic 718, the cumulative effect of applying the change in estimate retrospectively is recognized in the period of change. The Company’s changed its forfeiture rates during the first quarter of 2010 which resulted in a $136 cumulative decrease in compensation expense for that period.

As of June 30, 2010, there was approximately $1,039 of total unrecognized compensation expense related to unvested share-based awards which is expected to be recognized over a weighted average period of 1.18 years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated interim financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. The discussion included in this section, as well as other sections of this Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Undue reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance, or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include the following items:

•	our revenues and profitability could be adversely affected by fluctuations in interest rates and currency exchange rates;

•

our credit facilities contain restrictive covenants, such as the covenants requiring compliance with minimum interest coverage and maximum leverage ratios, which become more restrictive over time, that may require us to increasingly improve our performance over time to remain in compliance therewith;

•

we are subject to the risk of weaker economic conditions in the locations around the world where we conduct business, including without limitation the continued adverse conditions in the global paper markets and the impact of the current global economic recession on the paper industry and our customers;

•

our strategies and plans, including, but not limited to, those relating to developing and successfully marketing new products, enhancing our operational efficiencies and reducing costs may not result in the anticipated benefits;

•	variations in demand for our products, including our new products, could negatively affect our revenues and profitability;

•	our manufacturing facilities may be required to operate at or near capacity, which could negatively affect our production facilities, customer order lead time, product quality and labor relations;

•	we may not be successful in developing and marketing new technologies or in competing against new technologies developed by competitors;

•	we may have insufficient cash to fund growth and unexpected cash needs after satisfying our debt service obligations due to our high degree of leverage and significant debt service obligations;

•	we may be required to incur significant costs to reorganize our operations in response to market changes in the paper industry;

•

we are subject to the risk of terrorist attacks or an outbreak or escalation of any insurrection or armed conflict involving the United States or any other country in which we conduct business, or any other domestic or international calamity, including natural disasters;

•	we are subject to any future changes in government regulation;

•	we are subject to any changes in U.S. or foreign government policies, laws and practices regarding taxes and the repatriation of earnings; and

•	anti-takeover provisions could make it more difficult for a third-party to acquire us.

Many of these risks are discussed elsewhere in this Form 10-Q, including in the sections below: “Chapter 11 Reorganization,” “Company Overview,” “Industry Trends and Outlook,” “Liquidity and Capital Resources” and “Credit Facilities.” Other factors that could materially affect our actual results, levels of activity, performance, or achievements can be found in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 26, 2010. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise.

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

We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed on a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is selected to fit each individual paper-making machine and process. For the three months ended June 30, 2010, our clothing segment represented 67% of our net sales.

Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by the paper producer. Roll covers are tailored to each individual paper-making machine and process, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and manufacture spreader rolls. For the three months ended June 30, 2010, our roll covers segment represented 33% of our net sales.

Industry Trends and Outlook

Historically, demand for our products has been driven primarily by the volume of paper produced on a worldwide basis. Generally, and over time, we expect growth in paper production will be greater in Asia, South America and Eastern Europe than in the more mature North American and Western European regions where demand may potentially decline.

The profitability of paper producers has historically been highly cyclical due to wide swings in the price of paper, driven to a high degree by the oversupply of paper during periods when paper producers have more aggregate capacity than the market requires. A sustained downturn in the paper industry, either globally or in a particular region, can cause paper manufacturers to reduce production or cease operations, which could adversely affect our revenues and profitability. In response to significant changes in the sector, paper producers have continually sought to structurally improve the balance between the supply of and demand for paper. As part of these efforts, they have permanently shut down many paper-making machines or entire manufacturing facilities. Should papermakers continue to experience low levels of profitability, we would expect that further consolidation among papermakers, reducing the number of paper producers, and shutdowns of paper-making machines or facilities could occur in Europe and North America, until there is a better balance between supply and demand for paper and the profit levels of paper producers improve. This rebalancing accelerated during the most recent global economic recession. Over a number of years, consumption growth of paper, particularly in South America and Asia, is expected to drive an increase in the global production required to maintain balance between supply and demand.

Global paper production growth that does occur could be moderated by the level of industry consolidation and paper-machine shutdown activity that appears to be an underlying trend in North America and Western Europe. We believe that industry consolidation in both North America and Western Europe appears to have bottomed as market-related curtailment has abated, global paper demand has increased and machine operating rates have escalated across all paper grades and geographic regions. Order activity for our products, especially paper machine clothing, has continued on a positive trend across all geographic regions. However, we have continued to see the trend that paper producers are focusing on cost reduction strategies and, as a result, are extending the life of roll covers and clothing products through additional maintenance cycles before replacing them.

We anticipate that pricing pressure for our products will continue with the consolidation among paper producers and as the shift of paper production growth in Asia develops. In response to this pricing pressure, we expect to increase our expenditure levels on research and development expenses and continue to develop our value added selling approach as part of our strategy to differentiate our products. We have continued to introduce new products at a rapid pace in 2010 in support of our “value creation” selling strategy of delivering tangible, documented continuous improvement savings to our client base across all geographic regions. We also remain acutely focused on cost reduction and efficiency programs throughout the entire organization.

The negative paper industry trends described may continue. Should that be the case, the paper industry could experience further reduced demand, increased emphasis on cost reduction and/or sustained paper-machine shutdown activity than would have been the case in the absence of those potential negative trends. In addition, the availability of credit remains tight, which could make it more difficult for our customers to finance their business activities or pay their debts. Thus, the combined effects of these negative elements on the paper industry could adversely impact our business, results of operations and financial condition.

Sales and Expenses

Sales in both our clothing and roll covers segments are primarily driven by the following factors:

•	The volume of worldwide paper production;

•	Advances in the technology of our products, which can provide value to our customers by improving the efficiency of paper-making machines;

•	Our ability to provide products and services which reduce paper-making machine downtime, while at the same time allowing the manufacture of high quality paper products; and

•	The impact of inflation and currency fluctuations.

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

Our operating costs are driven primarily by our total sales volume, the impact of inflation and currency fluctuations and the level and impact of cost reduction programs.

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

The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $3.0 million and $2.7 million for the three months ended June 30, 2010 and 2009, respectively.

Foreign Exchange

Our sales are global and are denominated in a number of different currencies. For the three months ended June 30, 2010, approximately 37% of our sales was in North America, 34% was in Europe, 17% was in Asia-Pacific, 10% was in South America and 2% was in the rest of the world.

Currency fluctuations, as they pertain to the Euro, generally have a greater effect on the level of our net sales than on the level of our income from operations due to the amount of business the Company conducts in Euros. An increase in the U.S. dollar against the Euro generally results in a decrease to net sales and net income. Increases in the U.S. dollar against other currencies, such as the Brazilian Real and the Canadian Dollar, would not impact consolidated net sales as much, as sales in those countries are significantly denominated in or indexed to U.S. dollars, but generally would decrease net income as local currency costs would be translated into more U.S. Dollar expenses for financial reporting purposes. We would expect a similar but opposite effect in a period in which the value of the U.S. Dollar decreases against these currencies. For the three months ended June 30, 2010 as compared with the three months ended June 30, 2009, the change in the value of the U.S. Dollar against the currencies in which we conduct our business resulted in currency translation decreases in net sales and decreases to income from operations of $1.8 million and $1.6 million, respectively.

During the three months ended June 30, 2010, we conducted business in nine foreign currencies. The following table provides the average exchange rate for the three and six months ended June 30, 2010 and 2009, respectively, of the U.S. Dollar against each of the three foreign currencies in which we conduct the largest portion of our operations and indicates the percentage of our net sales for the three and six months ended June 30, 2010 in those countries whose functional currency is the currency noted.

Currency	Average exchange rate of the U.S. Dollar for the three months ended June 30, 2010	Average exchange rate of the U.S. Dollar for the three months ended June 30, 2009	Percentage of net sales for the three months ended June 30, 2010 in countries with such functional currency
Euro	$1.27 = 1 Euro	$1.36 = 1 Euro	40.6%
Brazilian Real	$0.56 = 1 Brazilian Real	$0.48 = 1 Brazilian Real	8.7%
Canadian Dollar	$0.97 = 1 Canadian Dollar	$0.86 = 1 Canadian Dollar	7.6%
Currency	Average exchange rate of the U.S. Dollar for the six months ended June 30, 2010	Average exchange rate of the U.S. Dollar for the six months ended June 30, 2009	Percentage of net sales for the six months ended June 30, 2010 in countries with such functional currency
Euro	$1.33 = 1 Euro	$1.33 = 1 Euro	42.3%
Brazilian Real	$0.56 = 1 Brazilian Real	$0.46 = 1 Brazilian Real	8.3%
Canadian Dollar	$0.97 = 1 Canadian Dollar	$0.83 = 1 Canadian Dollar	7.0%

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

Due to reduced credit limits at some of our banks as a result of our credit issues prior to the Effective Date, we had entered into fewer foreign currency hedging arrangements than our historical practice. Consequently, our financial statements are exposed to the effects of currency rate fluctuations which could have a material impact on our results of operations.

Chapter 11 Filing, Emergence and Plan of Reorganization

We and certain of our subsidiaries filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101-1532 (as amended, the “Bankruptcy Code”) on March 30, 2010 (the

“Commencement Date”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On April 1, 2010, following approval by the Bankruptcy Court, we entered into a debtor-in-possession financing facility consisting of a $20 million revolving credit facility and $60 million term loan (the “DIP Facility”). On May 12, 2010, the Bankruptcy Court held a hearing to consider confirmation of our amended joint prepackaged plan of reorganization (the “Plan”) and entered an order (the “Confirmation Order”) confirming the Plan.

On May 25, 2010, the Plan became effective (the “Effective Date”), at which time we emerged from chapter 11. On the Effective Date, the provisions of the Plan became binding on us, certain of our subsidiaries, any entity issuing securities under the Plan, any entity acquiring property under the Plan, and any creditor or equity interest holder of us or certain of our subsidiaries. Also on the Effective Date, except as otherwise provided in the Plan, the Confirmation Order discharged us from any and all debts, claims, and interests that arose before entry of the Confirmation Order and substituted for such debt, claims, and interests the obligations specified under the confirmed Plan. Pursuant to the Plan, all allowed general unsecured claims were unaffected by the chapter 11 case and were satisfied in full.

On May 18, 2010, prior to completing the financial restructuring, we were notified by the New York Stock Exchange (the “NYSE”) that we had regained compliance with NYSE’s 30-trading-day $1 minimum share price standard for continued listing of our common stock, and on June 29, 2010 we were notified that we had regained full compliance with all NYSE continued listing criteria. There can be no assurance that we will remain in compliance with the NYSE continued listing criteria in the future.

Additionally, as a result of the changes in ownership on the Effective Date, we are no longer considered a “Controlled Company” under Section 303A of the New York Stock Exchange Listed Company Manual.

Pursuant to the Plan, on the Effective Date:

•

20 million shares of our new common stock, par value $0.001 (the “New Common Stock”) were authorized, of which an aggregate of 14,970,050 shares were issued and outstanding, as described below. In addition, 1,000,000 shares of preferred stock, par value $0.001, were authorized, of which 20,000 shares were designated as Series A Junior Participating Preferred Stock;

•

All of the shares of our common stock then outstanding, par value $0.01 (the “Old Common Stock”), were cancelled and replaced with 2,566,150 shares of New Common Stock, which was equivalent to a 20 to 1 reverse split of our Old Common Stock;

•

the lenders under our pre-petition credit facility and the interest rate swap termination counterparties (collectively, the “Lenders”) received, among other things, their ratable shares of (a) $10 million in cash, (b) $410 million in principal amount of term notes, to be issued pursuant to the Amended and Restated Credit Facility (defined below), and (c) 12,403,900 shares of New Common Stock;

•

Holders of our Old Common Stock also received warrants to purchase an aggregate of 1,663,760 shares of New Common Stock (the “Warrants”), representing approximately 0.0324108 Warrants for each share of Old Common Stock. The Warrants are exercisable for a term of four years from the issue date at an exercise price of $19.55 per share of New Common Stock. The exercise price was determined in accordance with a formula based on the final amount of allowed claims of the Lenders;

In addition, pursuant to the Plan, we entered into a number of material agreements and engaged in a series of transactions on the Effective Date, which are described below.

Amended and Restated Credit Facility and Exit Facility

Pursuant to the Plan, on the Effective Date, our existing senior credit facility was amended and restated as the Second Amended and Restated Credit and Guaranty Agreement (the “Amended and Restated Credit Facility”), dated as of May 25, 2010. Also on the Effective Date, the DIP Facility was converted into an exit facility consisting of a $20 million revolving credit facility and a $60 million term loan (collectively, the “Exit Facility”) that was used to satisfy our obligations under the Plan and for ongoing working capital (including letters of credit) requirements. As of June 30, 2010, costs of approximately $3.6 million related to the Exit Facility have been deferred to be amortized over the life of the facility. See “—Credit Facilities” for further discussion of these credit facilities.

Rights Agreement

Pursuant to the Plan, on the Effective Date, we issued a dividend of one preferred share purchase right (a “Right”) for each share of New Common Stock outstanding. Each Right entitles the registered holder to purchase from us one one-thousandth of a share of our Series A Junior Participating Preferred Stock, par value $0.001 per share (the “Preferred Shares”), at a price of $60.00 per one one-thousandth of a Preferred Share, subject to adjustment.

Subject to limited exceptions, in the event a person (which includes affiliates and associates) acquires beneficial ownership of 15% or more of New Common Stock without prior approval of our Board of Directors, holders of the New Common Stock, other than the acquirer, may exercise their Rights to purchase New Common Stock (or, in certain circumstances, Preferred Shares or other of our similar securities) having a value equal to two times the exercise price of the Right. Until such time as the Rights become exercisable, are redeemed, or expire, the Rights will be attached to shares of New Common Stock and may be transferred with and only with shares of New Common Stock.

Registration Rights Agreement

Pursuant to the Plan, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) on the Effective Date with Apax WW Nominees Ltd, Apax-Xerium Apia L.P., AS Investors, LLC, Carl Marks Strategic Investments, L.P., and Carl Marks Strategic Opportunities Fund, L.P. (the “RRA Parties”). Pursuant to the Registration Rights Agreement, we agreed that commencing on the 90th day after the Effective Date, any of the RRA Parties or group of RRA Parties may request registration under the Securities Act of 1933, as amended (the “Securities Act”), of all or any portion of the New Common Stock held by such RRA Party on Form S-1 or Form S-3, as applicable. A RRA Party may not demand registration rights unless (A) the total offering price of the shares is reasonably expected to be at least $50 million (in the case of a Form S-1) or $20 million (in the case of a Form S-3) or (B) the shares to be registered represent at least 10% of the our outstanding New Common Stock. In addition, the Registration Rights Agreement provides the RRA Parties with certain piggyback registration rights.

Director Nomination Agreements

Pursuant to the Plan, we entered into (i) a Director Nomination Agreement with AS Investors, LLC, and (ii) a Director Nomination Agreement with Carl Marks Strategic Investments, L.P. and Carl Marks Strategic Opportunities Fund, L.P. (both agreements together, the “Director Nomination Agreements,” and the lender parties thereto, the “Nominating Lenders”) on the Effective Date. Each of the Director Nomination Agreements provides that as long as the applicable Nominating Lender(s) is the beneficial owner of a number of shares of New Common Stock that is 50% or more of the number of shares distributed to such Nominating Lender(s) pursuant to the Plan (in such capacity, a “Continuing 50% Holder”), we will nominate for election to membership on our Board of Directors one individual designated by each such Continuing 50% Holder.

Reconstitution of Board of Directors

We reconstituted our Board of Directors pursuant to the Plan, which is now comprised of Stephen R. Light, Ambassador April H. Foley, Jay Gurandiano, John F. McGovern, Edward Paquette, Marc Saiontz and James F. Wilson.

2010 Equity Incentive Plan

Pursuant to the Plan, we adopted the 2010 Equity Incentive Plan (the “2010 Plan”) on the Effective Date. The 2010 Plan provides for the grant of awards consisting of any or a combination of stock options, stock appreciation rights, restricted stock, unrestricted stock or stock unit awards. The maximum number of shares that may be delivered under or in satisfaction of awards under the 2010 Plan is 463,525 shares of New Common Stock, provided, however, that to the extent that equity incentive awards granted prior to the Effective Date pursuant to our 2005 Equity Incentive Plan, as amended, or employment agreements with our senior management do not vest on or after the Effective Date in accordance with their terms, the number of shares of New Common Stock reserved pursuant to the Plan with respect to such unvested awards shall be added to the number of shares of New Common Stock that may be delivered under the 2010 Plan. The number of shares deliverable under the 2010 Plan is subject to adjustment in the case of stock dividends and other transactions affecting our New Common Stock.

Cost Reduction Programs

An important part of our strategy is to seek to reduce our overall costs and improve our competitiveness. As a part of this effort, we engage in cost reduction programs, which are designed to improve the cost structure of our global operations in response to changing market conditions. These cost reduction programs include headcount reductions throughout the world as well as plant closures that have rationalized production among our facilities to better enable us to meet customer demands.

Our cost reduction efforts between 2002 and 2009 included the closing of twelve manufacturing facilities. During this same period, as a result of these actions, our headcount decreased by almost 800 individuals partially offset by other changes in our workforce.

During the first and second quarters of 2010, we continued our program of streamlining our operating structure and recorded restructuring and impairment expenses of approximately $1.6 million and $2.5 million, respectively, in connection therewith. The amount for the second quarter included approximately $1.8 million of expenses related to our announcement, at the end of the second quarter of 2010, of our plan to cease production at our Stowe Woodward roll covers facility in North Bay, Ontario by August 20, 2010 and consisted of severance costs of $1.1 million and asset impairment charges of $0.7 million. We expect to expense an additional $1.8 million during the second half of 2010 related to this closure.

We expect to incur restructuring expenses of approximately $11 to $12 million in the aggregate during the 2010, primarily related to the North Bay closure and to headcount reductions resulting from the integration of the regional management structure in North America and similar actions in Europe. We expect to continue to review our business to determine if additional actions can be taken to further improve our cost structure. In light of our assessment of the impact of current global economic conditions and the potential effect on our customers and our industry, and therefore, on our performance, additional operating structure improvements and related restructuring expenses are being analyzed.

Results of Operations

The tables that follow set forth for the periods presented certain consolidated operating results and the percentage of net sales they represent:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
Net sales	$132.8	$120.8	$267.8	$237.3
Cost of products sold	81.1	75.2	164.4	147.4
Selling expenses	17.9	16.1	35.9	32.6
General and administrative expenses	17.6	6.5	44.5	19.7
Restructuring and impairments expenses	2.5	1.0	4.1	1.1
Research and development expenses	3.0	2.7	5.8	5.4

Income from operations	10.7	19.3	13.1	31.1
Interest expense, net	(16.9)	(15.6)	(32.5)	(31.5)
Foreign exchange gain (loss)	0.4	0.6	—	(0.8)

Income (loss) before reorganization items and provision for income taxes	(5.8)	4.3	(19.4)	(1.2)
Reorganization items	(29.2)	—	(43.6)	—
Provision for income taxes	5.0	2.7	7.2	6.6

Net income (loss)	$(40.0)	$1.6	$(70.2)	$(7.8)

Percentage of Sales

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	61.1	62.3	61.4	62.1
Selling expenses	13.5	13.3	13.4	13.7
General and administrative expenses	13.2	5.4	16.6	8.3
Restructuring and impairments expenses	1.9	0.8	1.5	0.5
Research and development expenses	2.2	2.3	2.2	2.3

Income from operations	8.1	15.9	4.9	13.1
Interest expense, net	(12.7)	(12.9)	(12.1)	(13.3)
Foreign exchange gain (loss)	0.3	0.5	—	(0.3)

Income (loss) before reorganization items and provision for income taxes	(4.3)	3.5	(7.2)	(0.5)
Reorganization items	(22.0)	—	(16.3)	—
Provision for income taxes	3.8	2.2	2.7	2.8

Net income (loss)	(30.1)%	1.3%	(26.2)%	(3.3)%

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009.

Net Sales. Net sales for the three months ended June 30, 2010 increased by $12.0 million, or 9.9%, to $132.8 million from $120.8 million for the three months ended June 30, 2009. For the three months ended June 30, 2010, 67% of our net sales were in our clothing segment and 33% were in our roll covers segment.

In our clothing segment, net sales for the three months ended June 30, 2010 increased by $9.1 million, or 11.4%, to $89.1 million from $80.0 million for the three months ended June 30, 2009 primarily due to increased sales volume in all regions, partially offset by unfavorable currency effects of $0.9 million related to the translation of sales made in foreign currencies to U.S. Dollars for financial reporting purposes. Overall pricing levels in our clothing segment remained relatively constant during the three months ended June 30, 2010 as compared with the three months ended June 30, 2009.

In our roll covers segment, net sales for the three months ended June 30, 2010 increased by $2.9 million or 7.1%, to $43.7 million from $40.8 million for the three months ended June 30, 2009. The increase was primarily due to (i) increased sales volumes in all regions, partially offset by unfavorable currency effects of $0.9 million related to the translation of sales made in foreign currencies to U.S. Dollars for financial reporting purposes. Overall pricing levels in our roll covers segment remained relatively constant during the three months ended June 30, 2010 as compared with the three months ended June 30, 2009.

Cost of Products Sold. Cost of products sold for the three months ended June 30, 2010 increased by $5.9 million, or 7.8%, to $81.1 million from $75.2 million for the three months ended June 30, 2009.

In our clothing segment, cost of products sold increased by $4.5 million, or 9.4%, to $52.6 million for the three months ended June 30, 2010 from $48.1 million for the three months ended June 30, 2009 primarily due to higher sales volumes during the three months ended June 30, 2010 as compared with the three months ended June 30, 2009 and to unfavorable currency effects of $0.6 million related to the translation of expenses made in foreign currencies to U.S. Dollars for financial reporting purposes. Partially offsetting these increases was the $1.5 million impact of a lower cost structure, resulting from our cost reduction programs for the three months ended June 30, 2010.

In our roll covers segment, cost of products sold increased by $1.4 million, or 5.2%, to $28.5 million for the three months ended June 30, 2010 from $27.1 million for the three months ended June 30, 2009 primarily due to higher sales volumes during the three months ended June 30, 2010 as compared with the three months ended June 30, 2009. Partially offsetting these increases were (i) $0.5 million of favorable currency effects related to the translation of expenses made in foreign currencies to U.S. Dollars for financial reporting purposes and (ii) the $0.3 million impact of a lower cost structure, resulting from our cost reduction programs for the three months ended June 30, 2010.

Selling Expenses. For the three months ended June 30, 2010, selling expenses increased by $1.8 million, or 11.2%, to $17.9 million from $16.1 million for the three months ended June 30, 2009 primarily due to higher sales commissions as a result of higher sales volumes during the three months ended June 30, 2010 as compared with the three months ended June 30, 2009.

General and Administrative Expenses. For the three months ended June 30, 2010, general and administrative expenses increased by $11.1 million, or 170.8%, to $17.6 million from $6.5 million for the three months ended June 30, 2009. The increase was primarily the result of gains recorded in the second quarter of 2009 that were absent in the second quarter of 2010 such as (i) a $3.4 million reversal that was recorded in the second quarter of 2009 of environmental expense related to remediation costs in Australia, (ii) a $2.3 million decrease in litigation accruals that was recorded in the second quarter of 2009 for Brazilian labor matters and other legal matters, (iii) a $1.6 million decrease that was recorded in the second quarter of 2009 in provisions for doubtful accounts based on collections and lower reserves required for certain North American customers who had filed for bankruptcy and (iv) $0.8 million of gains on sale of fixed assets that were recorded in the second quarter of 2009. Additionally contributing to the increased expenses in the second quarter of 2010 as compared with the second quarter of 2009 were (i) increased stock based compensation and management incentive compensation of $1.1 million, (ii) increased payroll related costs of $0.4 million due to our resumption of the employer match on our 401(k) plan effective the beginning of 2010 and (iii) increased financial restructuring costs of $0.2 million relating to the amendment of our senior credit facility. Favorable currency translation effects of $0.3 million related to the translation of expenses made in foreign currencies to U.S. Dollars for financial reporting purposes partially offset these increases.

Restructuring and Impairments Expenses. For the three months ended June 30, 2010, restructuring and impairments expenses increased by $1.5 million, or 150.0%, to $2.5 million from $1.0 million for the three months ended June 30, 2009 primarily due to our announcement at the end of June 2010 to cease production at our Stowe Woodward roll covers facility in North Bay, Ontario by August 20, 2010. Restructuring expenses result from our long-term strategy to reduce production costs and improve long-term competitiveness as described above under “Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities and through headcount reductions. For the three months ended June 30, 2010, restructuring expenses include severance costs, facility costs and asset impairments of $1.7 million, $0.1 million and $0.7 million, respectively.

Research and Development Expenses. For the three months ended June 30, 2010, research and development expenses increased by $0.3 million, or 11.1%, to $3.0 million from $2.7 million for the three months ended June 30, 2009 primarily due to increased research and development efforts.

Interest Expense, Net. Net interest expense for the three months ended June 30, 2010 increased by $1.3 million, or 8.3%, to $16.9 million from $15.6 million for the three months ended June 30, 2009. The increase was primarily attributable to (i) increased interest rates associated with the waiver entered into on September 29, 2009, (ii) the amortization of $3.8 million of deferred financing costs related to the DIP facility entered into on April 1, 2010, (iii) the reclassification of $2.1 million as of June 30, 2010 from accumulated other comprehensive income to interest expense which represents the balance related to the interest rate swaps, for which hedge accounting was discontinued on September 1, 2009, to be reclassified into interest expense over the remaining original term of the derivative as the hedged forecasted transactions are also recorded to interest expense, in accordance with ASC Topic 815. These increases were partially offset by the termination of all of our interest rate swaps in the amount of $20.0 million on December 31, 2009, which carried fixed interest rates that were higher than variable interest rates.

Foreign Exchange Gain. For the three months ended June 30, 2010 and 2009, we had a foreign exchange gain of $0.4 million and $0.6 million, respectively. Foreign exchange gains were primarily the result of hedging and intercompany activities.

Reorganization Items. Reorganization items are presented separately in our consolidated statements of operations for the three months ended June 30, 2010 and represent expenses that we have identified as directly relating to our chapter 11 proceedings. Reorganization items of $29.2 million consist of legal and professional fees of $14.8 million and a loss on the extinguishment of debt of $14.4 million.

Provision for Income Taxes. For the three months ended June 30, 2010 and 2009, the provision for income taxes was $5.0 million and $2.7 million, respectively. Certain of our foreign and U.S. subsidiaries incurred losses during the second quarter of 2010 and 2009, respectively, for which no benefit was recognized due to established valuation allowances.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009.

Net Sales. Net sales for the six months ended June 30, 2010 increased by $30.5 million, or 12.9%, to $267.8 million from $237.3 million for the six months ended June 30, 2009. For the six months ended June 30, 2010, 66% of our net sales were in our clothing segment and 34% were in our roll covers segment.

In our clothing segment, net sales for the six months ended June 30, 2010 increased by $19.9 million, or 12.6%, to $177.7 million from $157.8 million for the six months ended June 30, 2009 primarily due to (i) higher sales volumes in all regions and (ii) favorable currency effects of $2.8 million. Overall pricing levels in our clothing segment remained relatively constant during the six months ended June 30, 2010 as compared with the six months ended June 30, 2009.

In our roll covers segment, net sales for the six months ended June 30, 2010 increased by $10.6 million, or 13.3%, to $90.1 million from $79.5 million for the six months ended June 30, 2009. The increase was primarily due to (i) higher sales volumes primarily in all regions and (ii) favorable currency effects of $0.6 million. Overall pricing levels in our roll covers segment remained relatively constant during the six months ended June 30, 2010 as compared with the six months ended June 30, 2009.

Cost of Products Sold. Cost of products sold for the six months ended June 30, 2010 increased by $17.0 million, or 11.5%, to $164.4 million from $147.4 million for the six months ended June 30, 2009.

In our clothing segment, cost of products sold increased by $11.8 million, or 12.4%, to $106.7 million for the six months ended June 30, 2010 from $94.9 million for the six months ended June 30, 2009 primarily due to higher sales volumes during the six months ended June 30, 2010 as compared with the six months ended June 30, 2009 and to unfavorable currency effects of $5.1 million related to the translation of expenses made in foreign currencies to U.S. Dollars for financial reporting purposes. Partially offsetting these increases was the $4.5 million impact of a lower cost structure, resulting from our cost reduction programs for the six months ended June 30, 2010.

In our roll covers segment, cost of products sold increased by $5.2 million, or 9.9%, to $57.7 million for the six months ended June 30, 2010 from $52.5 million for the six months ended June 30, 2009. The increase in cost of products sold was primarily due (i) higher sales volumes during the six months ended June 30, 2010 as compared with the six months ended June 30, 2009 and (ii) unfavorable currency effects of $0.6 million related to the translation of expenses made in foreign currencies to U.S. Dollars for financial reporting purposes. Partially offsetting these increases was the $0.5 million impact of a lower cost structure, resulting from our cost reduction programs for the six months ended June 30, 2010.

Selling Expenses. For the six months ended June 30, 2010, selling expenses increased by $3.3 million, or 10.1%, to $35.9 million from $32.6 million for the six months ended June 30, 2009. The increase was primarily due to (i) higher sales commissions as a result of higher sales volumes during the six months ended June 30, 2010 as compared with the six months ended June 30, 2009 and to (ii) unfavorable currency effects of $1.5 million related to the translation of expenses made in foreign currencies to U.S. Dollars for financial reporting purposes.

General and Administrative Expenses. For the six months ended June 30, 2010, general and administrative expenses increased by $24.8 million, or 125.9%, to $44.5 million from $19.7 million for the six months ended June 30, 2009. The increase was primarily the result of gains recorded in the first half of 2009 that were absent in the first half of 2010 such as (i) a $3.4 million reversal that was recorded in the first half of 2009 of environmental expense related to remediation costs in Australia, (ii) a $2.3 million decrease that was recorded in the first half of 2009 in litigation accruals for Brazilian labor matters and other legal matters, (iii) a $1.6 million decrease that was recorded in the first half of 2009 in provisions for doubtful accounts based on collections and lower reserves required for certain North American customers who had filed for bankruptcy and (iv) $0.8 million of gains on sale of fixed assets that were recorded in the first half of 2009. Additionally contributing to the increased expenses in the second half of 2010 as compared with the second half of 2009 were (i) increased financial restructuring costs of $9.6 million relating to the amendment of our senior credit facility, (ii) increased stock based and management incentive compensation expenses of $2.7 million primarily related to an amendment to the terms of all performance-based restricted stock units outstanding on December 24, 2009 to vest upon our successful debt restructuring, which occurred on the Confirmation Date, (ii) increased provisions for doubtful accounts of approximately $0.7 million, excluding the $1.6 million decrease discussed above, (iii) increased payroll related costs of $0.6 million due to our resumption of the employer match on our 401(k) plan effective the beginning of 2010 and (iv) unfavorable currency translation effects of $0.6 million related to the translation of expenses made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes.

Restructuring Expenses. For the six months ended June 30, 2010, restructuring expenses increased by $3.0 million, or 272.7%, to $4.1 million from $1.1 million for the six months ended June 30, 2009 primarily due to our announcement at the end of June 2010 to cease production at our Stowe Woodward roll covers facility in North Bay, Ontario by August 20, 2010. Restructuring expenses result from our long-term strategy to reduce costs and improve long-term competitiveness as described above under “Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities and through headcount reductions. For the six months ended June 30, 2010, restructuring expenses consisted of severance costs, facility costs and asset impairments of $2.9 million, $0.4 million and $0.7 million, respectively.

Research and Development Expenses. For the six months ended June 30, 2010, research and development expenses increased by $0.4 million, or 7.4%, to $5.8 million from $5.4 million for the six months ended June 30, 2009 primarily due to increased research and development efforts.

Interest Expense, Net. Net interest expense for the six months ended June 30, 2010 increased by $1.0 million, or 3.2%, to $32.5 million from $31.5 million for the six months ended June 30, 2009. The increase is primarily attributable to (i) increased interest rates associated with the waiver entered into on September 29, 2009, (ii) the reclassification of $5.4 million during the first half of 2010 from accumulated other comprehensive income to interest expense which represents the balance related to the interest rate swaps, for which hedge accounting was discontinued on September 1, 2009, that is being reclassified into interest expense over the remaining original term of the derivative as the hedged forecasted transactions are also being recorded to interest expense, in accordance with ASC Topic 815, (iii) the amortization of $3.8 million of deferred financing costs related to the DIP facility entered into on April 1, 2010 and (iv) unfavorable currency effects of $0.4 million. These increases were partially offset by the termination of all of our interest rate swaps in the amount of $20.0 million on December 31, 2009, which carried fixed interest rates that were higher than variable interest rates.

Foreign Exchange Loss. For the six months ended June 30, 2010, we had no foreign exchange gain/loss compared to a $0.8 million loss for the six months ended June 30, 2009. Foreign exchange gains and losses were primarily the result of hedging and intercompany activities.

Reorganization Items. Reorganization items are presented separately in our consolidated statements of operations for the six months ended June 30, 2010 and represent expenses that we have identified as directly relating to our chapter 11 proceedings. Reorganization items of $43.6 million consist of legal and professional fees of $14.9 million, a loss on the extinguishment of debt of $14.4 million and the write-off of deferred financing costs of $14.3 million related to the pre-petition senior credit facility.

Provision for Income Taxes. For the six months ended June 30, 2010 and 2009, the provision for income taxes was $7.2 million and $6.6 million, respectively. Certain of our foreign and U.S. subsidiaries incurred losses during the second quarters of 2010 and 2009, respectively, for which no benefit was recognized due to established valuation allowances.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are for debt service, working capital and capital expenditures. We plan to use unrestricted cash on hand, cash generated by operations and, should it become necessary, access to our revolving credit facility, as our primary sources of liquidity. Our operations are highly dependent upon the paper production industry and the degree to which the paper industry is affected by global economic conditions and the availability of credit. Demand for our products could decline if paper manufacturers are unable to obtain required financing or if economic conditions cause additional mill closures. In addition, the impact of the most recent global economic recession and the ensuing lack of availability of credit may affect our customers’ ability to pay their debts.

Net cash used in operating activities was $2.2 million for the six months ended June 30, 2010 and $7.5 million for the six months ended June 30, 2009. The $5.3 million improvement is due to an increase in the volume of business in the six months ended June 30, 2010 as compared with the six months ended June 30, 2009 and a decrease in working capital during the first half of 2010 as compared with the first half of 2009, more than offset by $10.3 million of cash used for reorganization items and an additional $9.6 million of financial restructuring costs included in general and administrative expenses during the first half of 2010.

Net cash used in investing activities was $24.9 million for the six months ended June 30, 2010 and $6.0 million for the six months ended June 30, 2009. The increase of $18.9 million was primarily due to (i) $15.9 million of restricted cash that we are required to have as collateral for letters of credit under the Amended and Restated Credit Facility and (ii) a $4.9 million decrease in proceeds from the sale of fixed assets due to the absence in the first half of 2010 of $5.1 million of proceeds that was recorded during the first half of 2009. Partially offsetting these increases was a $2.0 million decrease in capital equipment spending in the six months ended June 30, 2010 as compared with the six months ended June 30, 2009.

Net cash provided by financing activities was $38.8 million for the six months ended June 30, 2010 and net cash used in financing activities was $1.1 million for the six months ended June 30, 2009. The fluctuation of $39.9 million was primarily the result of (i) borrowings under our DIP Facility of $60 million during the first half of 2010, offset by borrowings of $28.0 million under our pre-petition revolver during the first half of 2009, (ii) lower debt payments of approximately $15.6 million during the first half of 2010 as compared with the first half of 2009, as we made a mandatory principal repayment of $16.1 million in the first half of 2009 and none in the first half of 2010. Partially offsetting the increase in cash provided by financing activities was $8.2 million of expenses related to initiatives undertaken to resolve our credit issues during the first half of 2010.

As of June 30, 2010, there was a $467.0 million balance of term loans outstanding under our senior credit facility, with scheduled quarterly payments to be made beginning in the third quarter of 2010. In addition, as of June 30, 2010, we had no outstanding borrowings under our current revolving lines of credit, including the revolving credit facility under our senior credit facility and lines of credit in various foreign countries that are used to facilitate local short-term operating needs. An aggregate of $26.0 million is available for additional borrowings under these revolving lines of credit. Our liquidity is substantially affected by the covenant requirements of our credit agreement. See “Credit Facilities” below. We had cash and cash equivalents of $33.3 million at June 30, 2010 compared to $23.0 million at December 31, 2009. At June 30, 2010 we also had $15.9 million of restricted cash which is classified as a current asset. The restricted cash serves as collateral for letters of credit and no letter of credit has a maturity greater than one year, although certain of them can be renewed for another year. The cash is held in custody by the issuing bank, is restricted as to withdrawal or use and is currently invested in money market funds. Income from these funds is paid to us.

CAPITAL EXPENDITURES

For the six months ended June 30, 2010, we had capital expenditures of $9.2 million consisting of growth capital expenditures of $3.3 million and maintenance capital expenditures of $5.9 million. Growth capital expenditures consist of items that are intended to increase the manufacturing, production and/or distribution capacity or efficiencies of our operations in conjunction with the execution of our business strategies. Maintenance capital expenditures are designed to sustain the current capacity or efficiency of our operations and include items relating to the renovation of existing manufacturing or service facilities, the purchase of machinery and equipment for safety and environmental needs and information technology. For the six months ended June 30, 2009, we had capital expenditures of $11.1 million consisting of growth capital expenditures of $6.0 million and maintenance capital expenditures of $5.1 million.

We target capital expenditures for 2010 to be approximately $32 million. We analyze our planned capital expenditures based on investment opportunities available to us and our financial and operating performance, and accordingly, actual capital expenditures may be more or less than this amount.

See “—Credit Facilities” below for a description on limitations on capital expenditures imposed by our Amended and Restated Credit Facility and Exit Facility.

CREDIT FACILITIES

Amended and Restated Credit Facility

Pursuant to the Plan, on the Effective Date, we entered into the Amended and Restated Credit Facility, dated as of May 25, 2010 by and among us, certain subsidiaries of ours, Citigroup Global Markets Inc. as Lead Arranger and Bookrunner, and other agents and banks party thereto. The Amended and Restated Credit Facility provides for a term loan that has a principal amount of $410 million, and a maturity date that is five years following May 25, 2010, the closing date of the Amended and Restated Credit Facility. The $410 million is denominated in U.S. Dollars, Euros and Canadian Dollars representing approximately 56%, 32% and 12% of this amount, respectively, at the Effective Date. The Amended and Restated Credit Facility is secured by second priority liens against, and security interests in, substantially all of our assets and the assets of most of our subsidiaries, subject to legal and tax considerations and requirements. In addition, most of our U.S. and non-U.S. subsidiaries have guaranteed the obligations of the borrowers under the Amended and Restated Credit Facility, provided that non-U.S. guarantors will only be liable for obligations of non-U.S borrowers and non-U.S. guarantors.

Borrowings under the Amended and Restated Credit Facility term loans bear interest as follows:

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

The terms “BA Rate,” “LIBOR Rate,” and “Euribor Rate” have the same meanings as set forth in the our pre-petition credit facility except that the BA Rate, the LIBOR Rate and the Euribor Rate shall not be less than 2.00% per annum. Interest periods will be 1, 2, 3 or 6 months. If any event of default occurs and is continuing, then interest on the unpaid balance of the outstanding term loans will accrue at a per annum rate of two percent greater than the rate of interest specified above.

The Amended and Restated Credit Facility requires us to make mandatory prepayments under the following circumstances, subject to intercreditor sharing arrangements with the lenders under the Exit Facility:

(a) with 100% of the net cash proceeds we receive from any sale of any assets (50% of the net cash proceeds of the sale of assets belonging to our Australian and Vietnamese subsidiaries) for any transaction or series of transactions exceeding $250,000 outside the ordinary course of business (subject to certain exceptions regarding discontinued manufacturing facilities and exempting the first $3 million if invested in other assets, except for the sale of assets belonging to our Australian and Vietnamese subsidiaries);

(b) with 100% of insurance and condemnation award payments, subject to certain exemptions;

(c) with 100% of the cash proceeds from debt issuances, subject to certain exemptions; and

(d) with 50% of our excess cash after the end of each fiscal year, beginning with fiscal year 2011; that is, Adjusted EBITDA plus a working capital adjustment, minus consolidated interest expense, cash income tax expense, consolidated capital expenditures (subject to certain exceptions), consolidated restructuring costs, cash payments of withholding taxes from proceeds of the repurchase, redemption or retention of common stock and the aggregate amount of scheduled and voluntary payments made during the past fiscal year.

The Amended and Restated Credit Facility requires that we observe and perform numerous affirmative and negative covenants, including certain financial covenants. The Amended and Restated Credit Facility also prohibits the payment of dividends on our New Common Stock. The financial covenants per the Amended and Restated Credit Facility are now as follows:

Minimum Interest Coverage Ratio:	Four Fiscal Quarters Ending	Ratio
The ratio of four quarter Adjusted EBITDA to interest expense.	September 30, 2010 to March 31, 2011	1.75:1.00
	June 30, 2011 to December 31, 2011	2.00:1.00
	March 31, 2012 to September 30, 2013	2.25:1.00
	December 31, 2013 to December 31, 2015	2.50:1.00

Maximum Leverage Ratio:	Four Fiscal Quarters Ending	Ratio
The ratio of outstanding debt to four quarter Adjusted EBITDA.	September 30, 2010 and December 31, 2010	5.50:1.00
	March 31, 2011 and June 30, 2011	5.25:1.00
	September 30, 2011	5.00:1.00
	December 31, 2011 and March 31, 2012	4.75:1.00
	June 30, 2012 and September 30, 2012	4.50:1.00
	December 31, 2012 to June 30, 2013	4.25:1.00
	September 30, 2013 and December 31, 2013	4.00:1.00
	March 31, 2014 to September 30, 2014	3.75:1.00
	December 31, 2014 to December 31, 2015	3.50:1.00

The Amended and Restated Credit Facility defines consolidated capital expenditures for a particular fiscal year as all expenditures required under GAAP to be included in “purchase of property and equipment” or similar items included in our cash flow. The Amended and Restated Credit Facility limits our consolidated capital expenditures in a particular fiscal year to an amount not exceeding $37.3 million, $33.4 million and $33.8 million for fiscal year 2010, 2011 and 2012, respectively and $33.1 million for each of fiscal years 2013, 2014 and 2015, exclusive of capital expenditures paid with net insurance and condemnation proceeds; provided that the maximum amount of consolidated capital expenditures permitted in each fiscal year shall be increased by 50% of the amount below the maximum not spent in the prior fiscal year (determined without reference to any carryover amount).

Exit Facility

On the Effective Date, the DIP Facility was converted into the Exit Facility consisting of a $20 million revolving credit facility and a $60 million term loan that was used to satisfy our obligations under the Plan and for ongoing working capital (including letters of credit) requirements. The revolving credit facility matures on a date that is three years following May 25, 2010, the closing date of the Exit Facility, and the term loans will mature on a date that is four and one-half years following May 25, 2010. The Exit Facility is secured by first priority liens against, and security interests in, substantially all of our assets and the assets of most of our subsidiaries, subject to legal and tax considerations and requirements. All loans under the Exit Facility are senior to the amounts owing under the Amended and Restated Credit Facility. In addition, most of our U.S. and non-U.S. subsidiaries guarantee the obligations of the borrowers under the Exit Facility, provided that non-U.S. guarantors will only be liable for obligations of non-U.S borrowers and non-U.S. guarantors.

The loans under the Exit Facility are “LIBOR Loans” and bear interest at the annual rate equal to LIBOR plus the applicable margin, 4.5% per year, with a LIBOR floor of 2% per annum. Interest periods will be 1, 2, 3 or 6 months. If any event of default occurs and is continuing, then interest on the unpaid balance of the outstanding Exit Facility loans will accrue at a per annum rate of two percent greater than the rate of interest specified above. If any event of default occurs and is continuing under the Exit Facility, each LIBOR Loan will convert to an ABR Loan at the end of the interest period then in effect for such LIBOR Loan.

The Exit Facility requires us to make mandatory prepayments under the same circumstances as with respect to the Amended and Restated Credit Facility, which are described above. In addition, with limited exceptions, the Exit Facility requires that we observe and perform the same affirmative and negative covenants, including financial covenants, as required by the Amended and Restated Credit Facility.

Beginning in the third quarter of 2010, the Exit Facility and the Amended and Restated Credit Facility provide for scheduled principal payments, to be made on a quarterly basis, in the aggregate amount of approximately $41 million over the term of the facilities as outlined below. Additionally, balloon payments of approximately $57 million and $369 million are due at the maturity date of the term loans under the Exit Facility in November 2014 and at the maturity date of the term loans under the Amended and Restated Credit Facility in May 2015, respectively, assuming no prior voluntary or mandatory payments have been made. The aggregate scheduled quarterly principal payments over the term of the facilities are shown below:

	U.S. Dollar Denominated Debt (in USD)	Euro Denominated Debt (in Euro)	Canadian Dollar Denominated Debt (in CAD)	Total Scheduled Principal Payments (excluding balloon payments) Converted into U.S. Dollars at June 30, 2010 Exchange Rates (in USD)
	(in millions)
2010 (third and fourth quarter in the aggregate)	2.6	1.0	0.5	$4.4
2011	5.2	2.1	1.0	8.7
2012	5.2	2.1	1.0	8.7
2013	5.2	2.1	1.0	8.7
2014	5.1	2.1	1.0	8.6
2015 (first quarter only)	1.2	0.6	0.2	2.0

				$41.1

Additionally, the following table outlines the estimated interest payments, to be made on a quarterly basis, under the Amended and Restated Credit Facility and the Exit Facility over the term of the facilities:

Total Estimated Interest Payments Converted into U.S. Dollars at June 30, 2010 Exchange Rates (in USD millions)
2010 (third and fourth quarter in the aggregate)	$18.9
2011	37.3
2012	36.0
2013	33.6
2014	29.5
2015 (first quarter only)	9.7

$165.0

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As a result of our entering into the Amended and Restated Credit Facility and the Exit Facility agreements on the Effective Date, our long-term debt obligations and related interest expense have changed significantly since the disclosure in our Form 10-K for year ended December 31, 2009. See amended debt and interest obligation amounts and maturity dates in the “Credit Facilities” section above.

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

Derivatives and Hedging. Effective January 1, 2009, we adopted Accounting Standards Codification (“ASC”) Topic 815-10-65-1, Transition and Effective Date Related to FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“Topic 815-10-65-1”) for disclosure related to derivatives and hedging. Topic 815-10-65-1 amends and expands the disclosure requirements to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Topic 815-10-65-1 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments.

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

Prior to September 1, 2009, the effective portion of changes in the fair value of derivatives designated and that qualified as cash flow hedges were recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings. The ineffective portion of the change in fair value of the derivatives was recognized directly in earnings. The balance in accumulated other comprehensive loss as of August 31, 2009 related to the interest rate swaps for which hedge accounting was discontinued was to be subsequently reclassified into the statement of operations (interest expense) over the remaining original term of the derivative as the hedged forecasted transactions are also recorded to interest expense, in accordance with Topic 815. In addition, as of March 31, 2010, we determined that it is probable that future interest payments on the debt that is in excess of the $410 million (discussed in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements) will not occur. As a result, we reclassified an additional $0.7 million from accumulated other comprehensive income to interest expense, which represents the balance in accumulated other comprehensive income relating to interest payments on the debt that is in excess of $410 million. As of March 31, 2010, after this reclassification, the remaining balance in accumulated other comprehensive loss related to interest rate swaps was $6.6 million, which will be amortized to interest expense through December 31, 2010, the original term of the swaps. Accordingly, during the second quarter of 2010, we reclassified $2.1 million from accumulated other comprehensive income to interest expense.

On December 31, 2009, we terminated with the counterparties all of our outstanding interest rate swap liabilities of $20.0 million and converted them into notes payable to such counterparties. Although these interest rate swaps were subject to mark to market accounting through earnings effective September 1, 2009, prior to their termination with the counterparties, they effectively fixed, from a cash flow hedge perspective through December 31, 2010, the interest rate at 10.75% on approximately 79% of the term loan portion of our pre-petition credit facility. As a result of the termination of the interest rate swaps, the interest rate on the term loan portion of the credit facility was no longer effectively fixed through December 31, 2010, the original term of the swaps.

We have measured our derivative assets and liabilities under ASC Topic 820, Fair Value Measurements and Disclosures (“Topic 820”), and have classified our interest rate swaps in Level 2 of the Topic 820 fair value hierarchy, as the significant inputs to the overall valuations are based on market-observable data or information derived from or corroborated by market-observable data, including market-based inputs to models, model calibration to market-clearing transactions, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value a derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. We use similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, and correlations of such inputs. For our derivatives, all of which traded in liquid markets, model inputs can generally be verified and model selection does not involve significant management judgment.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements using significant unobservable inputs (Level 3) as of June 30, 2010.

However, as of June 30, 2010, the credit valuation adjustments have no impact on the overall valuation of our derivative positions as we terminated all of our outstanding interest rate swaps with the counterparties on December 31, 2009. Various factors which impact changes in the credit are not significant to the overall valuation adjustments over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

Goodwill . We account for acquired goodwill and intangible assets in accordance with ASC Topic 805, Business Combinations (“Topic 805”). Purchase accounting required by Topic 805 involves judgment with respect to the valuation of the acquired assets and liabilities in order to determine the amount of goodwill. We have recorded our acquisitions in accordance with Topic 805.

Impairment of Goodwill and Indefinite-Lived Intangible Assets. We account for acquired goodwill and goodwill impairment in accordance with ASC Topic 350, Intangibles—Goodwill and Other Intangible Assets (“Topic 350”), which requires considerable judgment in the valuation of acquired goodwill and the ongoing evaluation of goodwill impairment. Topic 350 requires that goodwill and intangible assets that have indefinite lives not be amortized but, instead, must be tested at least annually for impairment or whenever events or business conditions warrant.

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

As of December 31, 2009, we recorded a non-cash charge for goodwill impairment of $80.6 million related to our roll covers segment based on assessments performed as of that date. Applying the guidance of Topic 350, we determined that as of December 31, 2009, goodwill for the roll covers segment was impaired primarily due to the adverse effect of our credit issues and the effects of the global economic environment at that time. Step 1 of the process indicated that the fair value of the net assets of the roll covers segment was $3.7 million less than their carrying value as of December 31, 2009. Based on the Step 1 result, we proceeded with Step 2. Based on the increase in fair value of tangible and intangible assets over book value of $77 million as determined in Step 2, an aggregate impairment of $80.6 million was recorded in the roll covers segment. To date, there have been no indicators of impairment or recorded goodwill impairment for our clothing segment. The excess of the fair value over the carrying value for our clothing segment as of December 31, 2009 was approximately $142 million. In order to evaluate the sensitivity of the analysis performed, we applied a hypothetical 5% decrease to the fair value of this business segment, which resulted in a fair value in excess of carrying value of approximately $116 million for the clothing segment.

During each of the first two quarters of 2010, we evaluated business conditions, including our filing of voluntary petitions for relief under chapter 11 of the Bankruptcy Code on March 30, 2010, to determine if a test for an impairment of goodwill was warranted. The adverse effects of our credit issues had been considered when determining the amount of our impairment of goodwill recorded at December 31, 2009. Accordingly, no test was determined to be warranted at March 31, 2010 or June 30, 2010.

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

In addition, we operate within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits can involve complex issues and rely on estimates and assumptions. These audits may require an extended period of time to resolve and may cover multiple years. Although we believe that the estimates and assumptions are reasonable, the final determination of tax audits and any related litigation could be different than that which is reflected in historical income tax provisions and recorded assets and liabilities. There are currently no U.S. Federal or state income tax audits or examinations underway. In May 2009, we concluded an audit relating to our German subsidiaries for tax years 1999 through 2002. No further adjustments not previously recorded were required in the year ended December 31, 2009 as a result of this settlement. The Canadian Revenue Authority contacted us in October of 2008 and has initiated an audit of our Canadian companies. The audit is still in the initial information gathering stages and no issues or assessments have been raised. In 2010, we successfully concluded an audit relating to our Finnish subsidiary for the tax years 2007 and 2008. All previously-recorded adjustments were reversed as a result of this settlement. The Italian tax authority is also in the process of conducting an examination for certain of our Italian entities. The audit is currently in the appeals process and we are currently working to address issues that have been raised. With respect to all other jurisdictions, we believe we have made adequate provision for all income tax uncertainties and that no unresolved issues or claims are likely to be material to our results of operations, financial position or cash flows.

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

As previously discussed, we emerged from chapter 11 bankruptcy protection on May 25, 2010. Our review of the potential impact of the overall plan of reorganization resulted in no material change in our tax position.

Our balance sheet as of June 30, 2010 reflects a deferred tax asset related to our German federal and trade loss carry-forwards of approximately $4.9 million. As a general rule, federal and trade tax loss carry forwards are subject to forfeiture if more than 50% of the shares in the corporation are directly or indirectly transferred to a new shareholder. There is a restructuring exception to this general rule; however, this exception is currently suspended pending the outcome of an investigation by the European Union. We have reflected no impairment of this deferred tax asset as we have concluded that it is more likely than not that this asset will be realized in future periods.

NON-GAAP LIQUIDITY MEASURES

We use EBITDA and Adjusted EBITDA as supplementary non-GAAP liquidity measures to assist us in evaluating our liquidity and financial performance, specifically our ability to service indebtedness and to fund ongoing capital expenditures. The Amended and Restated Credit Facility includes covenants based on Adjusted EBITDA. If our Adjusted EBITDA declines below certain levels, we will violate the covenants resulting in a default condition under the credit facility or be required to prepay the credit facility. Neither EBITDA nor Adjusted EBITDA should be considered in isolation or as a substitute for income (loss) from operations (as determined in accordance with GAAP).

EBITDA is defined as net income (loss) before interest expense, income tax provision (benefit) and depreciation (including non-cash impairment charges) and amortization.

Adjusted EBITDA is defined in the Amended and Restated Credit Facility as the total of (A) Consolidated Net Income, as defined below, plus (B), without duplication, to the extent that any of the following were deducted in computing consolidated net income: (i) provision for taxes based on income or profits, (ii) consolidated interest expense, (iii) consolidated depreciation and amortization expense, (iv) reserves for inventory in connection with plant closures, (v) consolidated operational restructuring costs, not to exceed $15 million in fiscal year 2010, $6 million in fiscal year 2011, and $5 million in any of the 2012, 2013, 2014 or 2015 fiscal years, (vi) consolidated financial restructuring costs, not to exceed $30 million for fiscal year 2010, (vii) non-cash charges or gains resulting from the application of purchase accounting, including push-down accounting, (viii) non-cash expenses resulting from the granting of common stock, stock options, restricted stock or restricted stock unit awards under equity compensation programs solely with respect to common stock, and cash expenses for compensation mandatorily applied to purchase common stock, (ix) non-cash items related to a change in or adoption of accounting policies, (x) expenses incurred as a result of the repurchase, redemption or retention by the Company of common stock earned under equity compensation programs solely in order to make withholding tax payments, and (xi) amortization or write-offs of deferred financing costs, minus (C) without duplication, to the extent any of the following were included in computing consolidated net income for such period, (i) non-cash gains with respect to the items described in clauses (vii), (viii) and (ix) of clause (B) above and (ii) provisions for tax benefits based on income or profits. Notwithstanding the foregoing, Adjusted EBITDA for the Fiscal Quarter ended December 31, 2009 shall be $24.6 million. Adjusted EBITDA, as defined in the credit facility and calculated below, may not be comparable to similarly titled measurements used by other companies.

Consolidated Net Income is defined as net income (loss) determined on a consolidated basis in accordance with GAAP; provided, however, that the following, without duplication, shall be excluded in determining Consolidated Net Income: (i) any net after-tax extraordinary or non-recurring gains, losses or expenses (less all fees and expenses relating thereto), (ii) the cumulative effect of changes in accounting principles, (iii) any fees and expenses incurred during such period in connection with the issuance or repayment of indebtedness, any refinancing transaction or amendment or modification of any debt instrument, in each case, as permitted under the Amended and Restated Credit Facility and (iv) any gains resulting from the returned surplus assets of any pension plan.

The following table provides a reconciliation from net income (loss), which is the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA. The three and six months ended June 30, 2010 are presented based on the Adjusted EBITDA definitions in the Amended and Restated Credit Facility. The three and six months ended June 30, 2009 are presented based on the Adjusted EBITDA definitions in effect under the credit agreement at that time. Had the definitions in the Amended and Restated Credit Facility been in place for 2009, Adjusted EBITDA for the three and six months ended June 30, 2009 would have increased by $765,000 and $1,163,000 respectively, as per discussion in (A) through (E) below.

	Three Months Ended June 30,
(in thousands)	2010	2009
Net income (loss)	$(40,011)	$1,601
Income tax provision	5,050	2,697
Interest expense, net	16,865	15,570
Depreciation and amortization	10,090	10,130

EBITDA	(8,006)	29,998
Change in fair value of interest rate swaps (A)	—	(397)
Operational restructuring expenses	2,544	1,026
Inventory write-offs under restructuring programs	—	142
Non-cash compensation and related expenses (B)	1,041	885
Financial restructuring costs (D)	15,251	—
Expenses incurred in connection with indebtedness or refinancing transaction	14,400	—

Adjusted EBITDA	$25,230	$31,654

	Six Months Ended June 30,
(in thousands)	2010	2009
Net loss	$(70,168)	$(7,847)
Income tax provision	7,186	6,589
Interest expense, net	32,509	31,527
Depreciation and amortization	20,541	19,918

EBITDA	(9,932)	50,187
Change in fair value of interest rate swaps (A)	—	(795)
Operational restructuring expenses	4,111	1,140
Inventory write-offs under restructuring programs	—	245
Non-cash compensation and related expenses (B)	3,430	1,046
Change in accounting policies (C)	(1,400)	—
Financial restructuring costs (D)	24,814	—
Write-off of deferred financing cost as “reorganization item” (E)	14,283	—
Expenses incurred in connection with indebtedness or refinancing transaction	14,400	—

Adjusted EBITDA	$49,706	$51,823

(A)	The changes in the fair value of interest rate swaps is not an adjustment under the definition of Adjusted EBITDA in the Amended and Restated Credit Facility to arrive at Adjusted EBITDA for periods beginning after the quarter ended December 31, 2009. For the three and six months ended June 30, 2009, such items were added back to (deducted from) EBITDA based upon the terms of the pre-petition credit facility. Had the amended definition been in place for all periods presented, Adjusted EBITDA for the three and six months ended June 30, 2009 would have increased by $397 and $795, respectively.
(B)	The six months ended June 30, 2010 include an add-back of $539 to EBITDA to arrive at Adjusted EBITDA related to shares of common stock that were sold to Mr. Light on January 5, 2010 for this amount in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Had the amended definition been in place for all periods presented, the three and six months ended June 30, 2009 each would have been impacted by an add back of $94.
(C)	Changes in non-cash items related to a change in or adoption of accounting policies are added back to (deducted from) EBITDA to arrive at Adjusted EBITDA for periods beginning after the quarter ended December 31, 2009. For the three and six months ended June 30, 2009, such items were not added back to EBITDA based upon the terms of the pre-petition credit facility. Had the amended definition been in place for all periods presented, there would have been no impact to Adjusted EBITDA for the three and six months ended June 30, 2009 as there were no charges or credits recorded during those periods pertaining to changes in or adoption of accounting policies.
(D)	Financial restructuring costs that have been expensed to the statement of operations are added back to EBITDA to arrive at Adjusted EBITDA for periods beginning after the quarter ended December 31, 2009. For the three and six months ended June 30, 2009, such items were not added back to EBITDA based upon the terms of the pre-petition credit facility. Had the amended definition been in place for all periods presented, the three and six months ended June 30, 2009 would have been impacted by an add-back of $274, respectively.
(E)	The write-off of deferred financing costs included in reorganization items in the statement of operations is added back to EBITDA to arrive at Adjusted EBITDA for periods beginning after the quarter ended December 31, 2009. As of March 31, 2010, we were required to record such costs in “reorganization items” as per ASC Topic 852, Reorganizations, as a result of our filing voluntary petitions for relief under chapter 11 on March 30, 2010. Prior to March 31, 2010, any write-offs of deferred financing costs were charged to interest expense and accordingly added back in the “interest expense, net” line item of the Adjusted EBITDA reconciliation above. Accordingly the amended definition has no impact on total Adjusted EBITDA for the three or six months ended June 30, 2009 because under both definitions the write-off of deferred financing costs was allowed as an add-back.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Hedging. We have foreign currency cash flow and earnings exposure with respect to specific sale and intercompany debt transactions denominated in currencies other than the functional currency of the unit incurring the costs associated with such transactions. To mitigate the risks related to these exposures, we utilize forward currency contracts in certain circumstances, to lock in exchange rates with the objective that the gain or loss on the forward contracts will approximate the loss or gain on the transaction or transactions being hedged. We determine whether to enter into hedging arrangements based upon the size of the underlying transaction or transactions, an assessment of the risk of adverse movements in the applicable currencies and the availability of a cost-effective hedging strategy. In South America, substantially all of our sales are indexed to U.S. Dollars, but the associated costs are recorded in the local currencies of the operating units. Generally, we do not hedge this U.S. Dollar exposure as it would not be cost effective due to the relatively inefficient foreign exchange markets for local currencies in that region. To the extent we do not engage in hedging or such hedging is not effective, changes in the relative value of currencies can affect our profitability. Due to reduced credit limits at some of our banks as a result of our credit issues prior to the Effective Date, we have entered into fewer foreign currency hedging arrangements than our historical practice. Consequently, our financial statements are exposed to the effects of currency rate fluctuations which could have a material impact on our results of operations.

The value of these contracts is recognized at fair value based on market exchange forward rates and amounted to a net liability position of less than $0.1 million at June 30, 2010.

As of June 30, 2010, we had open foreign currency exchange contracts maturing through May 2011 with total net notional amounts of approximately $0.4 million. At June 30, 2010, we prepared an analysis to determine the sensitivity of our forward foreign exchange contracts to changes in exchange rates. A hypothetical adverse exchange rate movement of 10% against our forward foreign exchange contracts would have resulted in a potential net loss in fair value of these contracts of less than $0.1 million. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices.

For additional information about the risks associated with fluctuations in currency exchange rates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign Exchange.”

Interest Rate Hedging. Our current and pre-petition credit facilities have variable interest rates. In connection with our pre-petition credit facility, we previously entered into interest rate swap arrangements pursuant to which we paid fixed rates on notional amounts while receiving the applicable floating LIBOR, Euribor or CDOR rates. On December 31, 2009, we terminated with the counterparties all of our outstanding interest rate swap liabilities of $20.0 million and converted them into notes payable to such counterparties. Prior to their termination with the counterparties, the interest rate swaps effectively fixed, from a cash flow hedge perspective, the interest rate on approximately 79% of the term loan portion of our pre-petition credit facility through December 31, 2010 at 10.75%. As a result of the termination of the interest rate swaps, the interest rate on the term loan portion of the pre-petition credit facility was no longer effectively fixed through December 31, 2010, the original term of the swaps. Under our Amended and Restated Credit Facility, the applicable margin for our LIBOR term loans, Euribor loans and CDOR loans is 6.25% for the $410 million term loans and 4.50% for the $60 million term loan and LIBOR revolving loans under the Exit Facility, both with a LIBOR floor of 2.0%.

Prior to September 1, 2009, the effective portion of changes in the fair value of derivatives designated and that qualified as cash flow hedges were recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings. The ineffective portion of the change in fair value of the derivatives was recognized directly in earnings. The balance in accumulated other comprehensive loss as of August 31, 2009 related to the interest rate swaps for which hedge accounting was discontinued was to be subsequently reclassified into the statement of operations (interest expense) over the remaining original term of the derivative as the hedged forecasted transactions are also recorded to interest expense, in accordance with Topic 815. In addition, as of March 31, 2010, we determined that it is probable that future interest payments on the debt that is in excess of the $410 million (discussed in Note 1 the Notes to Unaudited Condensed Consolidated Financial Statements) will not occur. As a result, we reclassified an additional $0.7 million from accumulated other comprehensive income to interest expense, which represents the balance in accumulated other comprehensive income relating to interest payments on the debt that is in excess of $410 million. As of March 31, 2010, after this reclassification, the remaining balance in accumulated other comprehensive loss related to interest rate swaps was $6.6 million, which will be amortized to interest expense through December 31, 2010, the original term of the swaps. Accordingly, during the second quarter of 2010, the Company reclassified $2.1 million from accumulated other comprehensive income to interest expense.

As previously discussed, we terminated our outstanding interest rate swaps at December 31, 2009 and have not entered into any new interest rate swap agreements since that time. Consequently, our financial statements are exposed to the effects of interest rate fluctuations, which could have a material impact on our results of operations. However, under the Amended and Restated Credit Facility, the BA Rate, the LIBOR Rate and the Euribor Rate are subject to a minimum base rate of 2.00% per annum, which is currently higher than the respective base rates.

ITEM 4T.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, as of June 30, 2010 under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as set forth above.

(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On the Commencement Date, March 30, 2010, we and certain of our subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The chapter 11 cases were jointly administered under the caption “In re Xerium Technologies, Inc. et al.” Case No. 10-11031(KJC). On May 12, 2010, the Bankruptcy Court held a hearing to consider confirmation of the Plan and entered the Confirmation Order confirming the Plan. On May 25, 2010, the Plan became effective, at which time we emerged from chapter 11. On the Effective Date, the provisions of the Plan became binding on us, certain of our subsidiaries, any entity issuing securities under the Plan, any entity acquiring property under the Plan, and any creditor or equity interest holder of us or certain of our subsidiaries. Also on the Effective Date, except as otherwise provided in the Plan, the Confirmation Order discharged us from any and all debts, claims, and interests that arose before entry of the Confirmation Order and substituted for such debt, claims, and interests the obligations specified under the confirmed Plan.

We are involved in various legal matters, which have arisen in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flow.

ITEM 1A.	RISK FACTORS

We may occasionally make forward-looking statements and estimates such as forecasts and projections of our future performance or statements of our plans and objectives. These forward-looking statements may be contained in, among other things, filings with the SEC, including this Quarterly Report on Form 10-Q, press releases made by us and in oral statements made by our officers. Actual results could differ materially from those contained in such forward-looking statements. Important factors that could cause our actual results to differ from those contained in such forward-looking statements include, among other things, the risks described below.

Risks Relating to our Business and the Industry

A sustained downturn in the paper industry, compounded by uncertainty in global economic conditions, could adversely affect our revenues and profitability.

Historically, demand for our products has been driven primarily by the volume of paper produced on a worldwide basis. As a result, trends that affect the paper industry will impact our business and financial results.

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

In response to significant changes in the sector, paper producers have continually sought to structurally improve the balance between the supply of and demand for paper. As part of these efforts, they have permanently shut down many paper-making machines or entire manufacturing facilities. Should papermakers continue to experience low levels of profitability, we would expect that further consolidation among papermakers, reducing the number of paper producers, and shutdowns of paper-making machines or facilities could occur in Europe and North America, until there is a better balance between supply and demand for paper and the profit levels of paper producers improve. This rebalancing had been accelerated during the most recent global economic recession.

Global paper production growth that does occur could be moderated by the level of industry consolidation and paper-machine shutdown activity that appears to be an underlying trend in North America and Western Europe. We believe that industry consolidation in both North America and Western Europe appears to have bottomed as market-related curtailment has abated, global paper demand has increased and machine operating rates have escalated across all paper grades and geographic regions. However, we continue to see the trend that paper producers are focusing on cost reduction strategies and, as a result, are extending the life of roll covers and clothing products through additional maintenance cycles before replacing them. We anticipate that pricing pressure for our products will continue with the consolidation among paper producers and as the shift of paper production growth in Asia develops.

The negative paper industry trends described above are likely to continue. We believe that in the current economic environment, the paper industry will experience further reduced demand, increased emphasis on cost reduction and sustained paper-machine shutdown activity than would have been the case in the absence of the recent economic crisis. In addition, the global financial crisis has tightened the availability of credit, which could make it more difficult for our customers to finance their business activities or pay their debts. Thus, the effects of the recent global economic environment on the paper industry could negatively impact our business, results of operations and financial condition.

We may be required to reorganize our operations in response to changing conditions in the paper industry, which may require significant expenditures and may not be successful.

In the past several years, we have undertaken various operational restructuring measures in response to changing market conditions in the paper industry triggered by the decline in paper prices that began in 2001. For example, between January 1, 2003 and June 30, 2010, we incurred costs of approximately $80 million in connection with our cost reduction programs including the closure of thirteen manufacturing facilities worldwide.

In connection with any future plant closures, delays or failures in the transition of production from a closed facility to our other facilities could also adversely affect our financial performance. We may engage in additional cost reduction programs in the future. We may not recoup the costs of programs we have already initiated, or other programs we may in the future decide to engage in, the costs of which may be significant. In addition, our profitability may decline if our restructuring efforts do not sufficiently reduce our future costs while at the same time positioning us to maintain or increase our sales. We expect to continue to implement cost reduction programs in 2010 and are estimating restructuring expenses of approximately $7 to 8 million during the second half of 2010, primarily related to headcount reductions resulting from the integration of the regional management structure in North America and similar actions in Europe. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cost Reduction Programs”.

Fluctuations in currency exchange rates could adversely affect our revenues, profitability and compliance with our debt covenants.

Our foreign operations expose us to fluctuations in currency exchange rates and currency devaluations. We report our financial results in U.S. Dollars, but a substantial portion of our sales, expenses and debt are denominated in Euros and other currencies. As a result, changes in the relative values of U.S. Dollars, Euros and other currencies will affect our levels of sales and profitability. Currency fluctuations, as they pertain to the Euro, generally have a greater effect on the level of our net sales than on the level of our income from operations due to the amount of business the Company conducts in Euros. An increase in the U.S. Dollar against the Euro generally results in a decrease to net sales and net income. Increases in the U.S. Dollar against other currencies, such as the Brazilian Real and the Canadian Dollar, would not impact consolidated net sales as much, as sales in those countries are significantly denominated in or indexed to U.S. Dollars, but generally would decrease net income as local currency costs would be translated into more U.S. Dollar expenses for financial reporting purposes. We would expect a similar but opposite effect in a period in which the value of the U.S. Dollar decreases against these currencies. Although in certain circumstances we attempt to hedge our exposure to fluctuations in currency exchange rates, our hedging strategies may not be effective. In addition, our Amended and Restated Credit Facility and Exit Facility contain financial covenants that require us to maintain a minimum interest coverage ratio and a maximum leverage ratio. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facilities”. Our ability to comply with these covenants will depend in part upon our reported financial results, which as indicated above are directly affected by currency fluctuations. Since each of the financial ratio covenants in our credit facilities are calculated by reference to the amount of our Adjusted EBITDA, currency fluctuations alone could lower the amount of our Adjusted EBITDA and therefore affect our ability to remain in compliance with our financial ratio covenants. Our credit facilities provide that for the purposes of computing debt, which is a key component in the calculation of the leverage ratio, indebtedness which is payable in foreign currencies shall be converted into U.S. Dollars using the average exchange rate for the most recently ended four fiscal quarters for which our financial statements are available. For additional information about the risks associated with fluctuations in currency exchange rates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign Exchange”.

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

The paper-making consumables industry is highly competitive. Some of our competitors are larger than us, have greater financial and other resources and are well-established as suppliers to the markets we serve. For example, while we are targeting expansion of our business in China, we face substantial competition from manufacturers already operating there that are more established and familiar with the Chinese marketplace. In addition, some of our competitors also manufacture paper-making machines and have the ability to initially package sales of their clothing and roll cover products with the sale of their machines and/or to tie the warranties on their machines to the use of their clothing and roll cover products. Our products may not be able to compete successfully with the products of our competitors, which could result in a loss of customers and, as a result, decreased sales and profitability. We compete primarily based on the value our products deliver to our customers. Our value proposition is based on a combination of price and the technology and performance of our products, including the ability of our products to help reduce our customers’ production costs and increase the quality of the paper they produce. Our competitors could develop new technology or products that lead to a reduced demand for our products. In addition, our business depends on our customers regularly needing to replace the clothing and roll covers used on their paper-making machines. Either we or our competitors could develop new technologies that increase the useful life of clothing or roll covers, which could reduce the frequency with which our customers would need to replace their clothing and refurbish or replace their roll covers, and consequently lead to fewer sales.

Because we have substantial operations outside the United States, we are subject to the economic and political conditions of foreign nations.

We have manufacturing facilities in 12 foreign countries. In 2009, we sold products in approximately 64 countries other than the United States, which represented approximately 73% of our net sales. We operate in a number of foreign countries and may face challenges unique to those countries such as in hiring employees, our relations with various parties, including suppliers and governmental agencies, and in production. Recently, in the second quarter of 2010, we executed a memorandum of understanding with a Chinese paper machine clothing manufacturer which calls for us and the manufacturer to enter into discussions regarding a potential business collaboration, which, if fully implemented, could provide Xerium with in-country manufacturing capabilities within China.

Furthermore, we may decide to do business in countries where we have not previously done business.

In such countries we face the additional uncertainty of entering a new market and its social customs, laws and practices. Should these challenges be realized, our operating results could be adversely impacted and our business or production may be delayed.

Our foreign operations are subject to a number of risks and uncertainties, including risks that:

•	foreign governments may impose limitations on our ability to repatriate funds;

•	foreign governments may impose withholding or other taxes on remittances and other payments to us, or the amount of any such taxes may increase;

•	an outbreak or escalation of any insurrection or armed conflict may occur;

•	foreign governments may impose or increase investment barriers or other restrictions affecting our business; or

•	changes in tax policies of foreign governments may adversely affect our foreign subsidiaries.

The occurrence of any of these conditions could disrupt our business in particular countries or regions of the world, or prevent us from conducting business in particular countries or regions, which could adversely affect our revenues and profitability. In addition, as a holding company we rely on dividends and other payments or distributions from our subsidiaries to meet our debt obligations. If foreign governments impose limitations on our ability to repatriate funds or impose or increase taxes on remittances or other payments to us, the amount of dividends and other distributions we receive from our subsidiaries could be reduced, which could reduce the amount of cash available to us to meet our debt obligations.

Our manufacturing facilities may be required to operate at or near capacity, which could negatively affect our production facilities, customer order time, product quality and labor relations.

As part of our efforts to reduce our costs we have attempted to reduce or eliminate excess manufacturing capacity through closure of certain of our manufacturing plants and consolidation of our production. As a result, however, from time to time our ability to meet customer demand for our products may rely on our ability to operate our remaining manufacturing facilities at or near capacity on an uninterrupted basis. Our manufacturing facilities are dependent on critical equipment, and operating such equipment at or near capacity for extended periods may result in increased equipment failures or other reliability problems, which may result in production shutdowns or periods of reduced production. Such disruptions could have an adverse effect on our operations and financial results. In addition, insufficient manufacturing capacity or other delays may cause our customer order times to increase and our product quality to decrease, which may negatively affect customer demand for our products and customer relations generally. Operating our facilities at or near capacity may also negatively affect relations with our employees, which could result in labor disputes and disruptions in our operations.

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

We may be adversely affected if we fail to attract and retain key personnel.

Our future success depends on the continued contributions of our key senior management personnel, including Stephen R. Light, our President, Chief Executive Officer and Chairman. The loss of services of any of our key personnel might significantly delay or prevent the achievement of our business objectives and could cause us to incur additional costs to recruit replacements. Each member of our executive management team may terminate his or her employment at any time. We do not maintain “key person” life insurance with respect to any of our executives. On June 30, 2010, David Maffucci announced his resignation as Executive Vice President and Chief Financial Officer, which is expected to become effective after the filing of our Quarterly Report on Form 10-Q for the second quarter of 2010. On July 15, 2010, we entered into an agreement with AlixPartners LLP (“AlixPartners”) pursuant to which AlixPartners will provide Brian J. Fox, of AlixPartners, to serve as our interim Chief Financial Officer and Chief Accounting Officer, effective following the filing of our 2010 second quarter on Form 10-Q, while we continue to search for a permanent Chief Financial Officer. However, we can give no assurances as to when, or if, we will locate a suitable candidate, and we may be adversely affected if we are unable to identify a qualified permanent Chief Financial Officer in a timely manner.

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

We cannot assure that we have been or will be at all times in complete compliance with all laws and regulations applicable to us which are designed to protect the environment and human health. We could incur substantial costs, including clean-up costs, fines and sanctions and third party property damage or personal injury claims, as a result of violations of or liabilities under environmental laws, relevant common law or the environmental permits required for our operations. While we believe that the current level of reserves is adequate, the adequacy of these reserves may change in the future due to new developments in particular matters. During the third quarter of 2008, while evaluating our Australian facility, we discovered the possibility of contamination at the facility. Subsequently we had a preliminary evaluation performed, which confirmed the existence of contamination and estimated preliminary costs to clean up the facility. Based upon this evaluation, in the third quarter of 2008, we recorded $4.1 million as our best estimate of the remediation costs we expected to incur. A Phase II assessment of the ground water contamination performed for us during the second quarter of 2009 indicated the costs to remediate the contamination would be significantly less than originally estimated and accordingly, we reduced the accrual by $3.4 million during the second quarter of 2009 based on this assessment.

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

Risks Relating to our Capital Structure

Our credit facilities contain restrictive debt covenants that limit our business flexibility by imposing operating and financial restrictions on our operations.

Our credit facilities impose significant operating and financial restrictions on our operations that may restrict our ability to pursue our business strategies. These restrictions prohibit or limit, among other things:

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

The terms of our credit facilities include other restrictive covenants and prohibit us from prepaying our other indebtedness while indebtedness under the credit facilities is outstanding. These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand downturns in our business or take advantage of business opportunities.

The objectives of our restructuring efforts may not be achieved.

Our reorganization was designed to improve our consolidated balance sheet and capital structure by decreasing our outstanding consolidated debt and significantly reducing our annual interest expense. However, these efforts may not be sufficient to enable us to improve our operating results. Although we recently reduced our debt obligations under the Plan of Reorganization, we continue to have a significant amount of debt. Our ability to satisfy our ongoing debt service obligations will depend on our ability to achieve our financial forecasts. These forecasts are based on certain assumptions regarding foreign currency exchange rates, demand for paper products, the level of paper production and inventories, the number of mills producing paper and the financial health and access to capital of the paper producers. Should these assumptions prove to be incorrect, our actual financial forecasts may vary significantly from what we projected, jeopardizing our ability to satisfy our debt service obligations. Accordingly, we cannot assure you that we will be able to achieve our objectives with respect to the business restructuring strategy.

We will remain highly leveraged for the foreseeable future, which could impact our financing options, financial results and liquidity position.

Although we recently reduced our debt obligations under the Plan of Reorganization, we continue to have a significant amount of debt. As of June 30, 2010, our total amount of outstanding debt, on a consolidated basis, was $473.8 million. The degree to which we are leveraged on a consolidated basis could have important consequences to us, including that we may be more vulnerable to economic downturns, be limited in our flexibility to plan for and react to changes in our business or strategy. In addition, in the event that we seek to refinance our debt or require additional refinancing in the future, we may be unable to do so on attractive terms or at all.

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

We may be required to make additional debt repayments based on “excess cash”, as defined in the Amended and Restated Credit Facility and Exit Facility.

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

Our credit facilities have variable interest rates. To the extent that we do not enter into hedging arrangements that effectively fix the interest rate on a portion of our senior debt, the interest rate on all of the debt covered by our credit facilities will fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event, we may have difficulty making interest payments and funding our other costs and our ability to comply with the financial covenants in our credit facilities may be adversely affected. We terminated our outstanding interest rate swaps at

December 31, 2009 and have not entered into any new interest rate swap agreements since that time. Consequently, our financial statements are exposed to the effects of interest rate fluctuations, which could have a material impact on our results of operations. However, under the Amended and Restated Credit Facility, the BA Rate, the LIBOR Rate and the Euribor Rate are subject to a minimum base rate of 2.00% per annum, which is currently higher than the respective base rates.

We do not anticipate paying a dividend on our common stock in the foreseeable future, which may adversely affect the market price of our common stock.

Our credit facilities prohibit the payment of dividends on our common stock. Accordingly, we do not anticipate paying dividends on our common stock for the foreseeable future. The lack of dividend payments may adversely affect the market price of our common stock.

The market price of our common stock has been volatile since our initial public offering and may continue to be volatile.

Shares of our common stock may continue to experience substantial price volatility, including significant decreases, in response to a number of events, including:

•	sales of our common stock by principal stockholders;

•	our quarterly operating results;

•	issuances of our common stock;

•	future announcements concerning our business;

•	our dividend policy;

•	the failure of securities analysts to cover our common stock and/or changes in financial estimates and recommendations by securities analysts;

•	actions of competitors;

•	fluctuations in foreign currency exchange rates;

•	changes in U.S. and foreign government regulation;

•	general market, economic and political conditions; and

•	natural disasters, terrorist attacks and acts of war.

On June 30, 2010 the closing price of our common stock was $14.12 as compared with $22.00 as of June 30, 2009. During the twelve months ended June 30, 2010, the lowest closing price of our common stock was $9.80 and the highest closing price was $33.00. All share prices reflect the effect of the 20-to-1 reverse stock split that occurred on the Effective Date.

Some companies that have had volatile market prices for their securities have had securities class action lawsuits filed against them. Such lawsuits, should they be filed against us in the future, could result in substantial costs and a diversion of management’s attention and resources. This could have a material adverse effect on our business, results of operations and financial condition.

The current financial downturn could negatively affect our business, results of operations, and financial condition.

The current financial downturn affecting the banking system and financial markets and the going concern risks facing various financial institutions have resulted in a tightening in the credit markets, decreased liquidity in many financial markets, and volatility in fixed income, credit and equity markets. There could be a number of follow-on effects from the recession on our business which may be difficult to predict or anticipate, including effects on our customers, suppliers, contractors and financing sources which could impact our collections, treasury functions, ability to obtain financing and our business and operations generally.

Our lenders have significant influence over our business and significant transactions.

On Effective Date, by operation of the Plan, all of our Old Common Stock was cancelled and approximately 82.6% of our New Common Stock was issued to our lenders. Holders of our Old Common Stock were issued approximately 17.4% of the New Common Stock, along with Warrants to purchase up to an additional 10% of the New Common Stock outstanding on the Effective Date on a fully diluted basis. Also pursuant to the Plan, a majority of the directors serving on our reconstituted Board of Directors were nominated by certain of our lenders, including American Securities LLC (together with its affiliates, “American Securities”) and Carl Marks Strategic Investments, L.P. (together with its affiliates, “Carl Marks”). We also entered into the Director Nomination Agreements on the Effective Date with certain of our lenders, including American Securities and Carl Marks, pursuant to which the applicable Nominating Lender(s) may designate one individual for nomination to our Board of Directors, so long as the Nominating Lender(s) continues to own at least 50% of the New Common Stock issued to such lender(s) on the Effective Date.

As of the Effective Date, the total amount outstanding under our Amended and Restated Credit Facility was approximately $410 million, and American Securities and Carl Marks held approximately (i) 16.5% and 11.1% respectively, of the outstanding loans and commitments under our Amended and Restated Credit Facility, and (ii) 13.7% and 9.2%, respectively, of the outstanding shares of New Common Stock. In addition, on the Effective Date, two directors affiliated with these lenders, Mr. Saiontz and Mr. Wilson, became members of our Board of Directors. Mr. Saiontz is a managing director of American Securities LLC, and Mr. Wilson is a general partner of Carl Marks Management Company.

As a result of these transactions our lenders have a strong ability to influence our business, policies and affairs. In addition, to the extent that any of these entities, either separately or as a group, own in excess of 50% of our New Common Stock, they will have the ability to control the outcome of all elections of directors and any stockholder vote regarding a merger or other extraordinary transaction. We cannot be certain that the interests of our lenders will be consistent with the interests of other holders of common stock. In addition, this concentration of ownership could have the effect of delaying or preventing a change in control, merger or tender offer, which would deprive shareholders of an opportunity to receive a premium for their shares of common stock and may negatively affect the market price of our common stock. Moreover, the lenders either alone or with other existing equity investors could effectively receive a premium for transferring ownership to third parties that would not inure to the benefit of investors.

Anti-takeover provisions could make it more difficult for a third-party to acquire us.

We have adopted a stockholder rights plan and issued a dividend of one Right for each share of our common stock outstanding. Each Right entitles the registered holder to purchase from us one one-thousandth of a Preferred Share, at a price of $60.00 per one one-thousandth of a Preferred Share, subject to adjustment. Subject to limited exceptions, in the event a person (which includes affiliates and associates) acquires beneficial ownership of 15% or more of our common stock without prior approval of our Board of Directors, holders of the common stock, other than the acquirer, may exercise their Rights to purchase our common stock (or, in certain circumstances, Preferred Shares or other of our similar securities) having a value equal to two times the exercise price of the Right. Because the Rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, our rights plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding that acquisition.

In addition, our Board of Directors has the authority to issue up to 1 million shares of preferred stock (of which 20,000 shares have been designated as Series A Junior Participating Preferred Stock) and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders.

The rights of the holders of our common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deterring or preventing a change in control of our company without further action by the stockholders and may adversely affect the voting and other rights of the holders of our common stock. Further, some provisions of our charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of our company, which could have an adverse effect on the market price of our stock. In addition, our charter documents do not permit cumulative voting, which may make it more difficult for a third party to gain control of our Board of Directors. Further, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, even if such combination is favored by a majority of stockholders, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change in control of our company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not Applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

Not Applicable.

ITEM 6.	EXHIBITS

See the exhibit index following the signature page to this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XERIUM TECHNOLOGIES, INC.
(Registrant)

Date: August 13, 2010	By:	/S/ DAVID G. MAFFUCCI
David G. Maffucci
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

2.1* (1)	Joint Prepackaged Plan of Reorganization, as confirmed by the bankruptcy court on May 12, 2010.

2.2 (2)	Confirmation Order, dated May 12, 2010.

3.1 (3)	Second Amended and Restated Certificate of Incorporation of the Company.

3.2 (4)	Amended and Restated By-Laws of the Company.

4.1 (5)	Form of Stock Certificate.

4.2 (6)	Form of Warrant.

10.1 (7)	DIP Credit Agreement, dated April 1, 2010.

10.2 (8)	Amended and Restated Credit Agreement among the Company and certain financial institutions as the Lenders, dated May 25, 2010.

10.3 (9)	Exit Facility Credit Agreement among the Company and certain financial institutions as the Lenders, dated May 25, 2010.

10.4 (10)	Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated May 25, 2010.

10.5 (11)	Registration Rights Agreement entered into by and among the Company and the RRA Parties, dated May 25, 2010.

10.6 (12)	Director Nomination Agreement entered into by and among the Company and AS Investors, LLC, dated May 25, 2010.

10.7 (13)	Director Nomination Agreement entered into by and among the Company, Carl Marks Strategic Investments, L.P., and Carl Marks Strategic Opportunities Fund, L.P., dated May 25, 2010.

10.8 (14)	2010 Equity Incentive Plan of the Company.

10.9 (15)	Performance Award Program for 2010.

10.10 (16)	Employment Agreement with Kevin McDougall.

10.11 (16)	Form of 2010 Director Option Agreement.

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley

32.2	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2010, and incorporated herein by reference.
(2)	Filed as Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2010, and incorporated herein by reference.

(3)	Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(4)	Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(5)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(6)	Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(7)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2010, and incorporated herein by reference.
(8)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(9)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(10)	Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(11)	Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(12)	Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(13)	Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(14)	Filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(15)	Filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(16)	Filed herewith.
*	The following exhibits to the Joint Prepackaged Plan of Reorganization were filed with the Bankruptcy Court, which, as permitted by Item 601(b)(2) of Regulation S-K, have been omitted from this Quarterly Report on Form 10-Q. We will furnish supplementally a copy of any exhibit to the Joint Prepackaged Plan of Reorganization to the Securities and Exchange Commission upon request. Each attachment is available and can be viewed at the website www.xeriuminfo.com.

Exhibit A	Amended and Restated Credit Facility
Exhibit B	Commitment Letter
Exhibit C	New Management Incentive Plan
Exhibit D	New Warrants
Exhibit E	Executory Contracts and Unexpired Leases to be Rejected
Exhibit F	Amended and Restated Pledge and Security Agreement
Exhibit G	Austria Contribution Agreement
Exhibit H	Austria Note
Exhibit I	Austria Purchase Agreement
Exhibit J	Canada Direction Letter Agreement
Exhibit K	Exit Facility Credit Agreement
Exhibit L	Exit Facility Pledge and Security Agreement
Exhibit M	Germany Assumption Agreement
Exhibit N	Intercreditor Agreement
Exhibit O	Nominating Agreement
Exhibit P	Registration Rights Agreement
Exhibit Q	Restated Bylaws of each Reorganized Debtor
Exhibit R	Restated Charters of each Reorganized Debtor
Exhibit S	Shareholder Rights Plan
Exhibit T	U.S. Direction Letter Agreement
Exhibit U	Initial Directors and Initial Officers of the Reorganized Debtors
Exhibit V	Retained Actions
Exhibit W	Additional Intercompany Transactions