Form 10-Q
period 2010-09-30
XERIUM TECHNOLOGIES INC
filed 2010-11-05
CIK 1287151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2010

or

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of November 2, 2010 was 14,970,050.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Xerium Technologies, Inc.

Condensed Consolidated Balance Sheets—(Unaudited)

(dollars in thousands, except per share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$32,487	$23,039
Restricted cash	15,648	—
Accounts receivable (net of allowance for doubtful accounts of $5,051 at September 30, 2010 and $7,370 at December 31, 2009)	91,503	83,602
Inventories	78,863	78,174
Prepaid expenses	6,624	5,571
Other current assets	11,924	25,828

Total current assets	237,049	216,414
Property and equipment, net	363,839	385,549
Goodwill	64,649	72,304
Intangible assets	13,758	12,091
Other assets	15,570	7,153

Total assets	$694,865	$693,511

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable	$419	$49,801
Accounts payable	31,991	32,124
Accrued expenses	54,912	46,264
Current maturities of long-term debt	12,937	1,826
Long-term debt classified as current	—	583,564

Total current liabilities	100,259	713,579
Long-term debt, net of current maturities and long-term debt classified as current	472,865	4,930
Deferred and long-term taxes	25,895	16,147
Pension, other postretirement and postemployment obligations	66,797	70,652
Other long-term liabilities	9,366	7,860
Commitments and contingencies
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares outstanding as of September 30, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value, 20,000,000 shares authorized; 14,970,050 and 2,446,786 shares outstanding as of September 30, 2010 and December 31, 2009, respectively	15	2
Stock warrants	13,560	—
Paid-in capital	409,736	222,366
Accumulated deficit	(404,732)	(330,908)
Accumulated other comprehensive income (loss)	1,104	(11,117)

Total stockholders’ equity (deficit)	19,683	(119,657)

Total liabilities and stockholders’ equity (deficit)	$694,865	$693,511

See accompanying notes.

Xerium Technologies, Inc.

Condensed Consolidated Statements of Operations—(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$135,899	$130,308	$403,741	$367,654
Costs and expenses:
Cost of products sold	83,258	81,520	247,671	228,956
Selling	18,043	16,991	53,986	49,574
General and administrative	15,652	15,428	60,097	35,100
Restructuring and impairments	3,322	1,754	7,433	2,894
Research and development	2,887	2,708	8,707	8,168

	123,162	118,401	377,894	324,692

Income from operations	12,737	11,907	25,847	42,962
Interest expense	(12,330)	(16,651)	(45,366)	(48,899)
Interest income	310	226	837	947
Foreign exchange gain (loss)	744	561	736	(225)

Income (loss) before reorganization items and provision for income taxes	1,461	(3,957)	(17,946)	(5,215)
Reorganization items	799	—	44,374	—
Provision for income taxes	4,318	3,424	11,504	10,013

Net loss	$(3,656)	$(7,381)	$(73,824)	$(15,228)

Net loss per share:
Basic and diluted	$(0.24)	$(3.02)	$(8.84)	$(6.23)

Shares used in computing net loss per share:
Basic and diluted	14,970,050	2,444,149	8,350,635	2,444,913

See accompanying notes.

Xerium Technologies, Inc.

Condensed Consolidated Statements of Cash Flows—(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2010	2009
Operating activities
Net loss	$(73,824)	$(15,228)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	5,212	1,824
Depreciation	29,026	29,021
Amortization of intangibles	1,737	1,748
Deferred financing cost amortization	5,721	3,895
Unrealized foreign exchange gain on revaluation of debt	(725)	(1,719)
Deferred taxes	4,305	2,835
Asset impairments	2,871	1,667
Loss (gain) on disposition of property and equipment	(62)	(2,024)
Non-cash interest expense related to interest rate swaps	7,518	1,653
Non-cash reorganization items	28,683	—
Reorganization items accrued	1,315	—
Provision for doubtful accounts	(1,088)	(4,823)
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(7,556)	21,795
Inventories	(1,634)	9,319
Prepaid expenses	(850)	(771)
Other current assets	(1,004)	3,057
Accounts payable and accrued expenses	5,671	(48,385)
Deferred and other long-term liabilities	(1,851)	(75)

Net cash provided by operating activities	3,465	3,789

Investing activities
Capital expenditures, gross	(14,405)	(13,970)
Proceeds from disposals of property and equipment	411	4,211
Restricted cash	(15,648)	—
Other	3	1,100

Net cash used in investing activities	(29,639)	(8,659)

Financing activities
Net (decrease) increase in borrowings (maturities of 90 days or less)	(783)	28,000
Proceeds from borrowings (maturities longer than 90 days)	60,398	—
Principal payments on debt	(15,910)	(35,872)
Other	(8,171)	(1,442)

Net cash provided by (used in) financing activities	35,534	(9,314)

Effect of exchange rate changes on cash flows	88	1,267

Net increase (decrease) in cash	9,448	(12,917)
Cash and cash equivalents at beginning of period	23,039	34,733

Cash and cash equivalents at end of period	$32,487	$21,816

Supplemental disclosure of cash flow information
Issuance of common stock to extinguish debt	$182,213	$—

Conversion of debtor-in-possession financing facility to term loan	$60,000	$—

Cash reorganization items	$14,376	$—

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

Chapter 11 Filing, Emergence and Plan of Reorganization -

On March 30, 2010 (the “Commencement Date”), the Company and certain of its subsidiaries (the “Debtor Subsidiaries”) filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101-1532 (as amended, the “Bankruptcy Code”), in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On April 1, 2010, following approval by the Bankruptcy Court, the Company entered into a debtor-in-possession financing facility consisting of a $20,000 revolving credit facility and $60,000 term loan (the “DIP Facility”). On May 12, 2010, the Bankruptcy Court held a hearing to consider confirmation of the Company’s amended joint prepackaged plan of reorganization (the “Plan”) and entered an order (the “Confirmation Order”) confirming the Plan.

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

Pursuant to the Plan, on the Effective Date:

•

20 million shares of new common stock of the Company, par value $0.001 (the “New Common Stock”) were authorized, of which an aggregate of 14,970,050 shares were issued and outstanding, as described below. In addition, 1,000,000 shares of preferred stock of the Company, par value $0.001, were authorized, of which 20,000 shares are designated as Series A Junior Participating Preferred Stock;

•

All of the shares of the Company’s common stock outstanding (the “Old Common Stock”), par value $0.01, were cancelled and replaced with 2,566,150 shares of New Common Stock, which was equivalent to a 20 to 1 reverse split of the Old Common Stock;

•

The Company’s lenders under its pre-petition credit facility and the interest rate swap termination counterparties (collectively, the “Lenders”) received, among other things, their ratable shares of (a) $10,000 in cash, (b) $410,000 in principal amount of term notes, to be issued pursuant to the Amended and Restated Credit Facility (defined below), and (c) 12,403,900 shares of New Common Stock; and

•

Holders of the Company’s Old Common Stock also received warrants to purchase an aggregate of 1,663,760 shares of New Common Stock (the “Warrants”), representing approximately 0.0324108 Warrants for each share of Old Common Stock. The Warrants are exercisable for a term of four years from the issue date at an exercise price of $19.55 per share of New Common Stock. The exercise price was determined in accordance with a formula based on the final amount of allowed claims of the Lenders.

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

The Amended and Restated Credit Facility requires that the Company observe and perform numerous affirmative and negative covenants, including certain financial covenants. The Amended and Restated Credit Facility also prohibits the payment of dividends on the New Common Stock.

Exit Facility

On the Effective Date, the DIP Facility was converted into an exit facility consisting of a $20,000 revolving credit facility and a $60,000 term loan (collectively, the “Exit Facility”) that was used to satisfy the Company’s and Debtor Subsidiaries’ obligations under the Plan and for ongoing working capital (including letters of credit) requirements. The revolving credit facility matures on a date that is three years following May 25, 2010, the closing date of the Exit Facility, and the term loan will mature on a date that is four and one-half years following May 25, 2010. The Exit Facility is secured by first priority liens against, and security interests in, substantially all of the Company’s assets and the assets of most of its subsidiaries, subject to legal and tax considerations and requirements. All loans under the Exit Facility are senior to the amounts owing under the Amended and Restated Credit Facility. In addition, most of the Company’s U.S. and non-U.S. subsidiaries guarantee the obligations of the borrowers under the Exit Facility, provided that non-U.S. guarantors will only be liable for obligations of non-U.S borrowers and non-U.S. guarantors. The Company deferred costs of $3,645 related to the Exit Facility to be amortized over the life of the facility.

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

Registration Rights Agreement

Pursuant to the Plan, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) on the Effective Date with Apax WW Nominees Ltd, Apax-Xerium Apia L.P., AS Investors, LLC, Carl Marks Strategic Investments, L.P., and Carl Marks Strategic Opportunities Fund, L.P. (the “RRA Parties”). Pursuant to the Registration Rights Agreement, the Company agreed that commencing on the 90th day after the Effective Date, any of the RRA Parties or group of RRA Parties may request registration under the Securities Act of 1933, as amended, of all or any portion of the New Common Stock held by such RRA Party on Form S-1 or Form S-3, as applicable. A RRA Party may not demand registration rights unless (A) the total offering price of the shares is reasonably expected to be at least $50,000 (in the case of a Form S-1) or $20,000 (in the case of a Form S-3) or (B) the shares to be registered represent at least 10% of the outstanding New Common Stock of the Company. In addition, the Registration Rights Agreement provides the RRA Parties with certain piggyback registration rights.

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

Reconstitution of Board of Directors

The Company reconstituted its Board of Directors (the “Board”) on the Effective Date pursuant to the Plan, to be comprised of Stephen R. Light, Ambassador April H. Foley, Jay Gurandiano, John F. McGovern, Edward Paquette, Marc Saiontz and James F. Wilson.

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

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

Reorganization items are presented separately in the accompanying unaudited consolidated statements of operations and represent expenses that the Company identified as directly relating to the chapter 11 case. These items for the three and nine months ended September 30, 2010 are summarized as follows:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Legal and professional fees	$799	$15,691
Loss on extinguishment of debt	—	14,400
Write-off of deferred financing costs on pre-petition credit facility	—	14,283

	$799	$44,374

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

Restricted Cash

At September 30, 2010 the Company had $15,648 of restricted cash, which was classified as a current asset. The restricted cash serves as collateral for letters of credit and no letter of credit has a maturity greater than one year, although certain of them can be renewed for another year. The cash is held in custody by the issuing bank, is restricted as to withdrawal or use and is currently invested in money market funds. Income from these funds is paid to the Company.

2. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements at September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with GAAP for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2009 as reported on Form 10-K filed on March 26, 2010. Additionally, as discussed in Note 1, the Company had a 20 to 1 reverse split of its Old Common Stock; accordingly the effect of the split has been reflected retroactively for all periods presented.

3. Accounting Policies

Derivatives and Hedging

As required by ASC Topic 815, Derivatives and Hedging (“Topic 815”), the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.

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

The Company performs an annual test for goodwill impairment as of December 31st at the reporting unit level. The Company has two reporting units: clothing and roll covers. For the purpose of performing the annual impairment test, the Company allocates all shared assets and liabilities to the reporting units based on the percentage of each reporting unit’s revenue to total revenue. Shared operating expenses are allocated to the reporting units to the extent necessary to allow them to operate as independent businesses. To determine if impairment exists, the fair value of each reporting unit is compared to its carrying value. The fair value of the Company’s reporting units was determined by using a weighted combination of both a market multiple approach and an income approach. The market multiple approach utilizes the Company’s information which is used to value its reporting units. The income approach is a present value technique used to measure the fair value of future cash flows produced by each reporting units.

Applying the guidance of Topic 350, the Company determined that as of December 31, 2009, goodwill for the roll covers reporting unit was impaired primarily due to the adverse effect of the Company’s credit issues and the effects of the current global economic environment. Step 1 of the process indicated that the fair value of the net assets of the roll covers reporting unit was $3,700 less than their carrying value as of December 31, 2009. Based on the Step 1 result, the Company proceeded with Step 2. Based on the increase in fair value of tangible and intangible assets over book value of $77,000 as determined in Step 2, an aggregate impairment of $80,600 was recorded. To date, there have been no indicators of impairment or recorded goodwill impairment for the Company’s clothing reporting unit.

During each of three quarters in 2010, the Company evaluated events and business conditions, including the Company’s filing of voluntary petitions for relief under chapter 11 of the Bankruptcy Code on March 30, 2010, to determine if a test for an impairment of goodwill was warranted. The adverse effects of the Company’s credit issues had been considered when determining the amount of the Company’s impairment of goodwill recorded at December 31, 2009. Accordingly, no test was determined to be warranted at March 31, 2010, June 30, 2010 or September 30, 2010.

Net Loss Per Common Share

Net loss per common share has been computed and presented pursuant to the provisions of ASC Topic 260, Earnings per Share (“Topic 260”). Net loss per share is based on the weighted-average number of shares outstanding during the period. As of September 30, 2010 and 2009, the Company had outstanding restricted stock units (“RSUs”) and as of September 30, 2010 also had outstanding stock options and warrants (see Note 13). For the three and nine months ended September 30, 2010, the Company excluded the dilutive impact of potential future issuances of common stock underlying the Company’s RSUs, stock options and warrants from the calculation of diluted average shares outstanding because their effect would have been anti-dilutive as the Company had net losses for those periods.

For the three and nine months ended September 30, 2009, the Company excluded the dilutive impact of potential future issuances of common stock underlying the Company’s RSUs from the calculation of diluted average shares outstanding because their effect would have been anti-dilutive as the Company had net losses for those periods.

The following table sets forth the computation of basic and diluted earnings weighted average shares. As discussed in Note 1, the Company had a 20 to 1 reverse split of its Old Common Stock; accordingly the effect of the split has been reflected retroactively for all periods presented:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Weighted-average common shares outstanding—basic	14,970,050	2,444,149	8,350,635	2,444,913
Dilutive effect of stock-based compensation awards outstanding	—	—	—	—

Weighted-average common shares outstanding—diluted	14,970,050	2,444,149	8,350,635	2,444,913

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

New Accounting Standards

In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives (“ASU No. 2010-11”). ASU No. 2010-11 clarifies that the scope exception in Topic 815 paragraphs 15-15-8 through 15-9 only applies to the transfer of credit risk in the form of subordination of one financial instrument to another. ASU No. 2010-11 is effective for fiscal quarters beginning after June 15, 2010. The adoption of ASU No. 2010-11 had no impact on the Company’s financial statements.

In April 2010, the FASB issued ASU No. 2010-13, Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades—a consensus of the FASB Emerging Issues Task Force (“ASU No. 2010-13”). ASU No. 2010-13 provides amendments to ASC Topic 718, Compensation—Stock Compensation (“Topic 718”) to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. ASU No. 2010-13 is effective for fiscal years beginning on or after December 15, 2010. The Company believes the adoption of ASU No. 2010-13 will have no impact on its financial statements.

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

As disclosed in previous filings, the Company anticipated that it would not be in compliance with certain financial covenants under its senior credit facility for the period ending September 30, 2009 and thus, on September 29, 2009, the Company entered into Waiver and Amendment No. 1 (the “Waiver Agreement”) to the Company’s senior credit facility in effect at that time. As of September 30, 2009 (and as of December 31, 2009), the Company was not in compliance with those covenants. As it was uncertain that the Company would be able to complete any alternative, long-term solutions to its credit issues or to obtain a further waiver prior to expiration of the Waiver Agreement, the Company was no longer able to support that the variable-rate interest payments (hedged transactions) under its senior credit facility were probable of occurring. Therefore, effective September 1, 2009, the Company was required to discontinue cash flow hedge accounting prospectively for its interest rate swaps so that the mark to market changes in their fair value are charged or credited to interest expense. Prior to September 1, 2009, the effective portion of changes in the fair value of derivatives designated and that qualified as cash flow hedges were recorded in accumulated other comprehensive income (loss) and subsequently amortized into earnings in the period that the hedged forecasted transaction affected earnings. The ineffective portion of the change in fair value of the derivatives was recognized directly in earnings. The balance in accumulated other comprehensive loss as of August 31, 2009 related to the interest rate swaps for which hedge accounting was to be subsequently amortized into the statement of operations (interest expense) over the remaining original term of the derivative as the hedged forecasted transactions are

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

also recorded to interest expense, in accordance with Topic 815. In addition, as of March 31, 2010, the Company determined that it was probable that future interest payments on the debt that was in excess of the $410,000 (discussed in Note 1) would not occur. As a result, in the first quarter of 2010, the Company amortized an additional $735 from accumulated other comprehensive income to interest expense, which represented the balance in accumulated other comprehensive income relating to interest payments on the debt that was in excess of $410,000. The remaining balance in accumulated other comprehensive loss related to interest rate swaps will be amortized to interest expense through December 31, 2010, the original term of the swaps. Accordingly, during the second and third quarter of 2010, the Company amortized $4,307 from accumulated other comprehensive income to interest expense. As of September 30, 2010, the remaining balance in accumulated other comprehensive loss related to interest rate swaps was $2,145, which will be amortized to interest expense through December 31, 2010.

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

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three and nine month periods ended September 30, 2010 and for the three and nine month periods ended September 30, 2009. As of December 31, 2009, the Company had no outstanding interest rate derivatives as a result of the termination of interest rate swaps and their conversion to notes payable, as discussed above, and have not entered into any since that date.

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of

Operations For the Three Months Ended September 30, 2010

Derivatives in Topic 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion), net of tax	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps (1)	$—	Interest expense	$—	Interest expense	$—

Derivatives Not Designated as Hedging Instruments Under Topic 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest Rate Swaps (1)	Interest Expense	$(2,160)
Foreign Currency Hedges	Foreign exchange loss	(142)

		$(2,302)

(1)	The Company’s interest rate swaps were considered designated hedging instruments through August 31, 2009. As discussed above, effective September 1, 2009, the interest rate swaps were no longer designated hedging instruments.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

for the Three Months Ended September 30, 2009

Derivatives in Topic 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion), net of tax	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps (1)	$(1,634)	Interest expense	$(2,952)	Interest expense	$(266)

Derivatives Not Designated as Hedging Instruments Under Topic 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest Rate Swaps (1)	Interest Expense	(592)
Foreign Currency Hedges	Foreign exchange gain	$79

		$(513)

(1)	The Company’s interest rate swaps were considered designated hedging instruments through August 31, 2009. As discussed above, effective September 1, 2009, the interest rate swaps were no longer designated hedging instruments.

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of

Operations For the Nine Months Ended September 30, 2010

Derivatives in Topic 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion), net of tax	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps (1)	$—	Interest expense	$—	Interest expense	$—

Derivatives Not Designated as Hedging Instruments Under Topic 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest Rate Swaps (1)	Interest Expense	$(7,518)
Foreign Currency Hedges	Foreign exchange loss	(119)

		$(7,637)

(1)	The Company’s interest rate swaps were considered designated hedging instruments through August 31, 2009. As discussed above, effective September 1, 2009, the interest rate swaps were no longer designated hedging instruments.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of

Operations for the Nine Months Ended September 30, 2009

Derivatives in Topic 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion), net of tax	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$(8,001)	Interest expense	$(9,454)	Interest expense	$(1,061)

Derivatives Not Designated as Hedging Instruments Under Topic 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest Rate Swaps	Interest Expense	$(592)
Foreign Currency Hedges	Foreign exchange gain	$496

		$(96)

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

As of September 30, 2010 and December 31, 2009, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships. The value of these contracts is recognized at fair value based on market exchange forward rates. The change in fair value of these contracts is included in foreign exchange gain/(loss) in the statement of operations.

Foreign Currency Derivative (as of September 30, 2010)	Notional Sold	Notional Purchased
Cash flow hedges	$(1,835)	$—
Fair value hedges	$(7,120)	$4,112

Foreign Currency Derivative (as of December 31, 2009)	Notional Sold	Notional Purchased
Cash flow hedges	$—	$692
Fair value hedges	$(835)	$—

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

As of September 30, 2010 and December 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $138 and $42, respectively. The Company has not posted any collateral related to these derivative agreements.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of September 30, 2010 and December 31, 2009, respectively.

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives As of September 30, 2010		Liability Derivatives As of September 30, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Topic 815
Interest Rate Swaps	Other current assets	$—	Accrued expenses	$—

Total derivatives designated as hedging instruments under Topic 815		$—		$—

Derivatives not designated as hedging instruments under Topic 815
Interest Rate Swaps	Other current assets	$—	Accrued expenses	$—
Foreign Currency Hedges	Other current assets	165	Accrued expenses	303

Total derivatives not designated as hedging instruments under Topic 815		$165		$303

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives As of December 31, 2009		Liability Derivatives As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Topic 815
Interest Rate Swaps	Other current assets	$—	Accrued expenses	$—

Total derivatives designated as hedging instruments under Topic 815		$—		$—

Derivatives not designated as hedging instruments under Topic 815
Interest Rate Swaps	Other current assets	$—	Accrued expenses	$—
Foreign Currency Hedges	Other current assets	5	Accrued expenses	47

Total derivatives not designated as hedging instruments under Topic 815		$5		$47

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

To comply with Topic 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2010 and December 31, 2009, respectively, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy. The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of September 30, 2010 or December 31, 2009. The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

As of September 30, 2010

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observables Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives	$165	$—	$165	$—

Total	$165	$—	$165	$—

Liabilities
Derivatives	$(303)	$—	$(303)	$—

Total	$(303)	$—	$(303)	$—

As of December 31, 2009

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observables Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives	$5	$—	$5	$—

Total	$5	$—	$5	$—

Liabilities
Derivatives	$(47)	$—	$(47)	$—

Total	$(47)	$—	$(47)	$—

Additionally, as of September 30, 2010 and December 31, 2009, the carrying value of the term debt under the Company’s senior credit facility is $479,887 and $583,564, respectively, and exceeds its fair value of approximately $458,000 and $485,000, respectively. The Company determined the fair value of its debt utilizing quoted prices in active markets for its own debt (Level 1 of the fair value hierarchy).

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

5. Inventories

The components of inventories are as follows at:

	September 30, 2010	December 31, 2009
Raw materials	$16,694	$17,466
Work in process	23,608	26,811
Finished units (includes consigned inventory of $11,083 and $10,701, respectively)	38,561	33,897

	$78,863	$78,174

6. Debt

As discussed in Note 1, the Company and certain of its subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code on the Commencement Date, and the Company and the Debtor Subsidiaries emerged from chapter 11 on the Effective Date. On the Effective Date, the Company entered into an amendment and restatement of its senior credit facility pursuant to which, among other things, the total outstanding debt obligations under the senior credit facility, which at May 25, 2010 were $603,590 (including waiver fees of $1,380) were reduced to $410,000. Also on the Effective Date, pursuant to the Plan, the DIP Facility was converted into an exit facility consisting of a $20,000 revolving credit facility and a $60,000 term loan used to fund the Company’s emergence from chapter 11 and ongoing working capital requirements. As of September 30, 2010, no borrowings have been made under the revolving credit facility. See Note 1 for additional information related to the terms of the Amended and Restated Credit Facility and the Exit Facility.

In addition to scheduled quarterly principal payments, the Amended and Restated Credit Facility requires the Company to make mandatory prepayments under certain circumstances. During the three and nine months ended September 30, 2009, the Company made payments under its credit facility agreements as shown in the table below. Additionally, during the first quarter of 2009, the Company borrowed $28,000 under its revolver.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Scheduled payments	$2,235	$5,002	$2,235	$14,488
Mandatory prepayments, as defined	—	530	—	19,211

7. Income Taxes

The Company utilizes the asset and liability method for accounting for income taxes in accordance with ASC Topic 740, Income Taxes (“Topic 740”). Under Topic 740, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company reduces the deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Information evaluated includes the Company’s financial position and results of operations for the current and preceding years as well as an evaluation of currently available information about future years. Because of the Company’s accumulated loss position and the uncertainty around the future profitability in certain tax jurisdictions, on September 30, 2010 the Company has valuation allowances for deferred tax assets primarily related to net operating loss carry forwards in the United States, the United Kingdom, Canada, Germany, Sweden and Australia.

For the three months ended September 30, 2010 and 2009, the provision for income taxes was $4,318 and $3,424, respectively and for the nine months ended September 30, 2010 and 2009, the provision for income taxes was $11,504 and $10,013, respectively. There was no tax benefit reflected in any of these periods due to losses incurred in certain of our foreign subsidiaries and in the U.S. for which no benefit was recognized due to established valuation allowances. The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense, which were immaterial for the three and nine months ended September 30, 2010 and 2009. The tax years 2000 through 2009 remain open to examination by the major taxing jurisdictions to which the Company and its subsidiaries are subject.

As of December 31, 2009, the Company had a gross unrecognized tax benefit of $5,023. The unrecognized tax benefit increased by approximately $1,075 during the nine months ended September 30, 2010 as a result of foreign currency effects, statute expirations and ongoing changes in currently reserved positions.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

As discussed in Note 1, the Company emerged from chapter 11 bankruptcy protection on May 25, 2010. The Company’s review of the potential impact of the overall plan of reorganization resulted in no material change in its tax position.

The Company’s balance sheet as of September 30, 2010 reflects a deferred tax asset related to its German federal and trade loss carry-forwards of approximately $3,900. As a general rule, federal and trade tax loss carry forwards are subject to forfeiture if more than 50% of the shares in the corporation are directly or indirectly transferred to a new shareholder. There is a restructuring exception to this general rule; however, this exception is currently suspended pending the outcome of an investigation by the European Union. The Company has reflected no impairment of this deferred tax asset as the Company has concluded that it is more likely than not that this asset will be realized in future periods.

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

The Company also maintains a funded retirement savings plan for U.S. employees which is qualified under Section 401(k) of the U.S. Internal Revenue Code. During 2008, the plan allowed eligible employees to contribute up to 15% of their compensation (plus catch-up contributions for participants over age 50), with the Company matching 100% of up to the first 4% of employee compensation. Effective January 1, 2009, the Company enhanced the match to 200% of the first 1% of employee compensation and 100% of the next 4% of employee compensation. The matching contribution was suspended in February 2009 but in 2010 the suspension was removed and the enhanced match was resumed. The matching contribution expense was $401 for the three months ended September 30, 2010 and $1,244 for the nine months ended September 30, 2010.

As required by Topic 715, the following tables summarize the components of net periodic benefit cost:

Defined Benefit Plans

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Service cost	$953	$1,018	$2,857	$2,415
Interest cost	1,641	1,731	5,026	4,710
Expected return on plan assets	(1,001)	(982)	(3,009)	(2,528)
Amortization of prior service cost	4	28	11	70
Amortization of net loss	196	284	559	804

Net periodic benefit cost	$1,793	$2,079	$5,444	$5,471

Other Postretirement Benefit Plans

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Service cost	$—	$—	$—	$—
Interest cost	7	10	20	29
Amortization of prior service cost	—	—	—	—
Amortization of net gain	(2)	(2)	(6)	(4)

Net periodic benefit cost	$5	$8	$14	$25

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

9. Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

Comprehensive income/(loss) for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net loss	$(3,656)	$(7,381)	$(73,824)	$(15,228)
Foreign currency translation adjustments	11,521	7,697	4,333	17,378
Pension liability changes under Topic 715	(757)	(6)	312	(910)
Change in value of derivative instruments	1,936	1,817	7,576	1,828

Comprehensive income (loss)	$9,044	$2,127	$(61,603)	$3,068

The components of accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Pension Liability Changes Under Topic 715	Change in Value of Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2009	$22,379	$(23,775)	$(9,721)	$(11,117)
Current period change, net of tax	4,333	312	7,576	12,221

Balance at September 30, 2010	$26,712	$(23,463)	$(2,145)	$1,104

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

During 2010, the Company continued its program of streamlining its operating structure and recorded restructuring and impairment expenses in connection therewith of $1,567, $2,544, and $3,322 in the first, second and third quarter, respectively. The amount for the second quarter included approximately $1,800 related to the Company’s announcement, at the end of the second quarter of 2010, of its plan to cease production at its Stowe Woodward roll covers facility in North Bay, Ontario by August 20, 2010 and consisted of severance costs of $1,100 and asset impairment charges of $700. The amount for the third quarter of 2010 included $2,123 of asset impairment charges, primarily related to the Vietnam facility, $880 for facility and other costs and $319 for severance costs.

The Company expects to incur restructuring expenses of approximately $11,000 to $12,000 in the aggregate during 2010, primarily related to the closure of North Bay, asset impairment charges in Vietnam and headcount reductions resulting from the integration of the regional management structure in North America and Europe.

The table below sets forth for the nine months ended September 30, 2010, the significant components and activity under restructuring programs and asset impairments:

	Balance at December 31, 2009	Charges	Write-offs	Currency Effects	Cash Payments	Balance at September 30, 2010
Severance	$536	$3,244	$—	$(32)	$(1,939)	$1,809
Facility costs and other	1,478	1,318	—	(13)	(1,550)	1,233
Asset impairments	—	2,871	(2,871)	—	—	—

Total	$2,014	$7,433	$(2,871)	$(45)	$(3,489)	$3,042

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

Restructuring and impairments expense by segment, which is not included in Segment Earnings (Loss) in Note 11, is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Clothing	$2,498	$785	$2,760	$656
Roll Covers	567	957	3,725	1,000
Corporate	257	12	948	1,238

Total	$3,322	$1,754	$7,433	$2,894

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

Summarized financial information for the Company’s reportable segments is presented in the tables that follow for the three and nine months ended September 30, 2010 and 2009, respectively.

	Clothing	Roll Covers	Corporate	Total
Three Months Ended September 30, 2010:
Net sales	$90,317	$45,582	$—	$135,899
Segment Earnings (Loss)	20,560	11,123	(2,590)

Three Months Ended September 30, 2009:
Net sales	$86,033	$44,275	$—	$130,308
Segment Earnings (Loss)	20,186	11,010	(5,345)

	Clothing	Roll Covers	Corporate	Total
Nine Months Ended September 30, 2010:
Net sales	$268,016	$135,725	$—	$403,741
Segment Earnings (Loss)	60,942	30,961	(11,704)

Nine Months Ended September 30, 2009:
Net sales	$243,881	$123,773	$—	$367,654
Segment Earnings (Loss)	63,017	27,329	(12,122)

Provided below is a reconciliation of Segment Earnings (Loss) to income before provision for income taxes for the three and nine months ended September 30, 2010 and 2009, respectively.

	Three Months Ended September 30,
	2010	2009
Segment Earnings (Loss):
Clothing	$20,560	$20,186
Roll Covers	11,123	11,010
Corporate	(2,590)	(5,345)
Non-cash compensation and related expenses	(2,068)	(778)
Net interest expense	(12,020)	(16,425)
Depreciation and amortization	(10,222)	(10,851)
Operational restructuring and impairments expense	(3,322)	(1,754)

Income (loss) before reorganization items and provision for income taxes	$1,461	$(3,957)

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

	Nine Months Ended September 30,
	2010	2009
Segment Earnings (Loss):
Clothing	$60,942	$63,017
Roll Covers	30,961	27,329
Corporate	(11,704)	(12,122)
Non-cash compensation and related expenses	(5,498)	(1,824)
Net interest expense	(44,529)	(47,952)
Depreciation and amortization	(30,763)	(30,769)
Operational restructuring and impairments expense	(7,433)	(2,894)
Financial restructuring costs included in general and administrative expense	(9,922)	—

Loss before reorganization items and provision for income taxes	$(17,946)	$(5,215)

12. Commitments and Contingencies

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

13. Stock-Based Compensation and Stockholders’ Equity (Deficit)

As discussed in Note 1, the Company had a 20 to 1 reverse split of its Old Common Stock; accordingly the effect of the split has been reflected retroactively for all periods presented.

The Company records stock-based compensation expense in accordance with Topic 718 and has used the straight-line attribution method to recognize expense for time-based RSUs granted after December 31, 2005. The Company recorded stock-based compensation expense during the three and nine months ended September 30, 2010 and 2009 as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
RSU and Stock Option Awards (1)	$568	$678	$3,173	$1,454
Management Incentive/Performance Award Programs (2)	1,500	100	1,500	370
Stock Awards (3)	—	—	825	94

Total	$2,068	$778	$5,498	$1,918

(1)	Related to restricted stock units awarded in and prior to 2010 and stock options awarded to certain non-employee directors on the Effective Date. See further discussion below.
(2)	For 2010, amount represents the estimated value of RSU awards to be made under the 2010 Management Incentive Compensation Program (the “2010 MIC”), which was approved by the Company’s Board of Directors on September 22, 2010. See further discussion below. For 2009, amount represented an accrued estimated RSU payout expected under the 2009 Performance Award Program. The underlying targets for 2009 were not achieved and these amounts were subsequently reversed during the fourth quarter of 2009.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

(3)	For 2010, the amount represents a total of 39,764 shares of common stock that were sold to Mr. Stephen Light, the Company’s Chairman, President and Chief Executive Officer on January 5, 2010. See further discussion below. For 2009, the amount represents the value of 3,000 shares of the Company’s common stock awarded to Mr. David Maffucci on June 8, 2009 in connection with his appointment as the Company’s Executive Vice President and Chief Financial Officer.

The related tax impact on stock-based compensation was a tax benefit of $16 and $27 for the three months ended September 30, 2010 and September 30, 2009, respectively. The tax impact on stock based compensation was a tax provision of $34 for the nine months ended September 30, 2010 and a tax benefit of $91 for the nine months ended September 30, 2009.

2010 Equity Incentive Plan

Pursuant to the plan of reorganization as discussed in Note 1, the Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”) on the Effective Date. The 2010 Plan provides for the grant of awards consisting of any or a combination of stock options, stock appreciation rights, restricted stock, unrestricted stock or stock unit awards.

Shares Reserved for Awards

The maximum number of shares that may be delivered under or in satisfaction of awards under the 2010 Plan is 463,525 shares of New Common Stock, provided, however, that to the extent that equity incentive awards granted prior to the Effective Date pursuant to the Company’s 2005 Equity Incentive Plan, as amended, or employment agreements with the Company’s senior management do not vest on or after the Effective Date in accordance with their terms, the number of shares of New Common Stock reserved pursuant to the Plan with respect to such unvested awards shall be added to the number of shares of New Common Stock that may be delivered under the 2010 Plan. The number of shares deliverable under the 2010 Plan is subject to adjustment in the case of stock dividends and other transactions affecting the New Common Stock.

2005 Equity Incentive Plan

Effective May 19, 2005, the Company adopted the 2005 Equity Incentive Plan (the “2005 Plan”), under which the Board of Directors authorized 125,000 shares for grant (subsequently increased to 375,000 at the Company’s Annual Meeting of Stockholders on August 6, 2008).

Summary of Activity Under the 2010 Plan and the 2005 Plan

Long-Term Incentive Program

On September 22, 2010, the Board approved the Company’s 2010-2012 Long Term Incentive Plan (the “LTIP”) under the 2010 Plan. Awards under the LTIP are both time-based and performance-based. Awards will be paid in the form of restricted stock units or shares of common stock of the Company, as described below.

Time-based awards under the LTIP were approved in the form of 122,260 time-based restricted stock units granted on October 29, 2010 under the Company’s 2010 Plan and will vest in equal installments on March 31, 2011, March 31, 2012, and March 10, 2013, and will be converted into shares of common stock as they vest.

Performance-based awards under the LTIP will vest (a) if the participant remains continuously employed with the Company through December 31, 2012 and (b) on a sliding scale ranging from 0% to 110% if the Company’s results fall between 80.1% and 110% of the specified three-year cumulative Adjusted EBITDA target as adjusted to reflect currency exchange rate fluctuations relative to the U.S. Dollar. Vested stock units will convert into shares of the Company’s common stock after the close of the three-year performance period.

2010 MIC

On September 22, 2010, the Board approved the 2010 MIC, which was an amendment and restatement of the Company’s Performance Award Program for 2010. Under the 2010 MIC, payouts will be determined by the Company’s performance against a specified Adjusted EBITDA metric for the 2010 fiscal year. Fifty percent (50%) of any 2010 MIC award earned will be paid in cash and 50% is expected to be paid in the form of restricted stock units under the Company’s 2010 Plan based on an average per-share price within a collar. 2010 MIC awards will be paid out based on a sliding scale ranging from 35% if the metric is achieved at 95% of target up to 200% if the metric is achieved at 125% of target. The Adjusted EBITDA metric will be adjusted to reflect currency fluctuations relative to the U.S. Dollar. The awards will be fully vested at the grant date and payable 90 days later.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

Directors’ Deferred Stock Unit Plan

On September 22, 2010, the Board approved a new compensation plan for non-management directors (the “DSU Plan”). Under this plan, each director is to receive an annual retainer of $95, to be paid on a quarterly basis in arrears beginning with the quarter ended September 30, 2010. Half of the annual retainer is payable in deferred stock units (“DSUs”), with the remaining half payable in cash. The non-management directors were awarded an aggregate 5,406 DSUs under the DSU Plan for service during the quarter ended September 30, 2010.

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

Additionally, as of the Effective Date, the two continuing non-employee members of the Board were granted an aggregate of 5,977 stock options with an exercise price of $20.80. These stock options vested immediately and have a four-year term.

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

On December 24, 2009, the Compensation Committee of the Company’s Board of Directors approved an amendment to the terms of all performance-based restricted stock units of the Company outstanding on December 24, 2009. The amendment provides that upon completion of a successful debt restructuring of the Company, as defined, which shall constitute a new performance criterion, such performance-based restricted stock units shall vest and settle in full. The Compensation Committee determined that this new performance criterion would be met and vesting would occur on the date the Plan is confirmed by the Bankruptcy Court (the “Confirmation Date”). The Confirmation Date occurred on May 12, 2010 and 43,854 shares of common stock underlying 71,571 performance-based RSUs were issued on that date; the remaining 27,717 shares underlying such RSUs were withheld from issuance in connection with minimum tax withholding requirements related to the issuance of such shares to the recipients. This modification had no material impact on the Company’s stock based compensation expense for 2009. In 2010, however, the Company recorded stock based compensation of approximately $1,741 in the nine months ended September 30, 2010 related to this modification of which approximately $957 was recorded during the first quarter of 2010 and $784 in the second quarter of 2010.

On December 31, 2009, the Company entered into an amendment to the employment agreement with Mr. Light as the per-participant, per-year limitations under the Company’s 2005 Plan prevented the Company from fulfilling its contractual obligation and granting to Mr. Light stock units under the Company’s equity incentive plan with an aggregate value of $1,250 on January 1, 2010. The amendment to Mr. Light’s employment agreement provides that in lieu of granting him such restricted stock units, the Company instead would (i) grant to Mr. Light 25,000 performance-based restricted stock units on January 1, 2010, which are to vest annually over a three-year period if the price of the Company’s common stock meets or exceeds certain price targets approved by the Compensation Committee of the Company’s Board of Directors; and (ii) make a cash payment to Mr. Light of $825 which Mr. Light was obligated to use the total amount of such cash payment, less the amount necessary to satisfy tax obligations with respect to the cash payment, to purchase shares of common stock from the Company at its agreed fair value, based on the average per share closing price on the New York Stock Exchange of the Company’s shares of common stock for the 20 trading days prior to January 1, 2010. Accordingly, a total of 39,764 shares of common stock were sold to Mr. Light on January 5, 2010 for approximately $531 in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. On September 22, 2010, the Board approved an amendment to the terms of 25,000 restricted stock units previously granted to Mr. Light under the 2005 Equity

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

Incentive Plan on January 1, 2010. The terms of the amended award align with those of the LTIP awards described above, including that 35% of such award is a time-based award (8,750 RSUs) and the remainder is a performance-based award with the exception that no scale for performance above 100% is provided.

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

At various dates in 2009, the Company granted 55,674 time-based RSU awards to certain employees, specifically 47,348 and 5,625 RSUs to its chief executive officer and chief financial officer, respectively. Such awards vest in nearly equal installments on certain dates as described in the table below. The time based restricted stock units may also vest, in whole or in part, in connection with a change of control (as defined in the awards) and/or termination of employment under the circumstances set forth in the restricted stock unit awards.

Certain time-based RSUs and all non-employee director RSUs automatically adjust to reflect awards of additional RSUs upon payment of dividends by the Company. Outstanding RSUs that were awarded in connection with the payment of dividends are included in the table below. No RSUs were awarded in connection with the payment of dividends after 2007 because the Company’s senior credit facility in effect at that time precluded the payment of dividends. The Amended and Restated Credit Facility continues to prohibit the payment of dividends.

During the first quarter of 2010, 18,707 shares of common stock underlying 28,808 time-based RSUs were issued; the remaining 10,101 shares underlying the RSUs were withheld from issuance in connection with minimum tax withholding requirements related to the issuance of such shares to the recipients.

In March 2010, the Board approved the contingent acceleration of all outstanding time-based awards and non-employee director awards (for departing directors) scheduled to vest on or prior to September 30, 2010 so that they will be vested and settled immediately prior to the record date under the Plan, which was the day before the Effective Date. Accordingly, on May 24, 2010, 16,880 shares of common stock underlying 18,732 RSUs were issued; the remaining 1,852 shares underlying the RSUs were withheld from issuance in connection with minimum tax withholding requirements related to the issuance of such shares to the recipients.

A summary of RSUs outstanding as of September 30, 2010 and their vesting dates is as follows. The table below excludes 122,260 time-based RSU awards granted on October 29, 2010 under the LTIP as previously discussed:

	Vesting Dates	Number of RSUs
Time-based RSUs granted during various dates in 2008	Various dates through November 2011.	5,808
Time-based RSUs granted during various dates in 2009	With respect to 24,649 RSUs—January 2011; with respect to 500 RSUs—annually in equal installments on April 30, 2011 and 2012.	25,149
Time-based RSUs granted during 2010	Annually in equal installments on March 31, 2011, March 31, 2012 and March 10, 2013.	8,750
Non-employee directors’ RSUs	Immediately vested on grant dates with underlying shares to be awarded upon director’s departure from the Board of Directors	14,651

Total RSUs outstanding		54,358

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

RSU activity during the nine months ended September 30, 2010, is presented below.

	Number of RSUs	Price Range of Grant-Date Fair Value Per RSU	Weighted Average Grant-Date Fair Value Price Per RSU
Outstanding, December 31, 2009	167,471	$10.40 – 240.20	$50.20
Granted	39,156	12.60 – 13.18	12.80
Forfeited	(33,159)	12.60 – 163.00	29.40
Issued or withheld for tax withholding purposes	(119,110)	10.40 – 240.20	51.40

Outstanding, September 30, 2010	54,358	$10.40 – 240.20	$33.40

Vested, September 30, 2010 (1)	14,651	$13.18 – 240.20	$30.20

(1)	Vested RSUs at September 30, 2010 consist entirely of non-employee director RSUs. The total grant-date fair value of such non-employee director RSUs that vested during the nine months ended September 30, 2010 was $211. Excluded from this table is an aggregate of 5,977 stock options with an exercise price of $20.80 that were granted on the Effective Date to the two continuing members of the Board of Directors. The total grant date fair value of such non-employee director stock options that vested during the nine months ended September 30, 2010 was $41.

Assumptions

In accordance with Topic 718, the Company uses the following assumptions in determining compensation expense:

Grant-Date Fair Value

The Company calculates the grant-date fair value of time-based RSUs and non-employee directors’ RSUs based on the closing price of the Company’s common stock on the date of grant.

For performance-based RSUs granted on January 1, 2010, which were amended on September 22, 2010 as previously discussed, the Company calculated the grant-date fair value by using a Monte Carlo pricing model and the following assumptions:

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

For stock options awarded to the two continuing non-employee members of the Board on the Effective Date, the Company calculated the grant-date fair value by using a Black-Scholes option pricing model and the following assumptions:

Expected term (i)	3 years
Expected volatility (ii)	75%
Expected dividends (iii)	None
Risk-free interest rate (iv)	1.19%

(i)	Expected term. The options are immediately vested at the date of grant but have a four-year contractual term. Therefore a three-year expected term was determined to be reasonable.
(ii)	Expected volatility. The Company is responsible for estimating the volatility of the price of its common stock and has considered a number of factors, including third party estimates, to determine its expected volatility. For these awards, after being a public company for five years, the Company determined to use a blend of its own five-year historical volatility and that of its peer group, which resulted in volatility of 75%.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share data)

(iii)	Expected dividends. No dividends were declared by the Company after 2007 because the Company’s senior credit facility at that time precluded the payment of dividends. The Amended and Restated Credit Facility continues to prohibit the payment of dividends.
(iv)	Risk-free interest rate. The yield on zero-coupon U.S. Treasury securities for the period that is commensurate with the expected term assumptions.

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

Forfeitures

As the time-based and performance-based RSUs require continued employment up to the time of vesting, the amount of stock-based compensation recognized during a period is required to include an estimate of forfeitures. No estimate of forfeitures has been made for RSUs and stock options awarded to non-employee directors because they vest immediately upon grant. Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is related to employee attrition and based on a historical analysis of its employee turnover. This analysis is re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will be only for those shares that meet the requirements of continued employment up to the time of vesting. As of September 30, 2010 the following forfeiture rates are estimated:

Description of Award	Forfeiture Rates

Time-based RSUs granted on various dates in 2008 and 2009 (0% 5%, 13%, 52%, 67% and 71% forfeiture rates with respect to 49,299, 2,950, 4,875, 25,400, 5,625 and 558 original grants of RSUs, respectively)

0%-71%
Time-based RSUs granted in 2010 (5% and 10% forfeiture rates with respect to 8,750 and 122,260 original grants of RSUs, respectively)	5%-10%

In accordance with Topic 718, the cumulative effect of applying the change in estimate retrospectively is recognized in the period of change. The Company’s changed its forfeiture rates during the third quarter of 2010 which resulted in a $65 cumulative decrease in compensation expense for that period.

As of September 30, 2010, there was approximately $1,995 of total unrecognized compensation expense related to unvested share-based awards which is expected to be recognized over a weighted average period of 2.0 years.

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

Many of these risks are discussed elsewhere in this Form 10-Q, including in the sections below: “Chapter 11 Reorganization,” “Company Overview,” “Industry Trends and Outlook,” “Liquidity and Capital Resources” and “Credit Facilities.” Other factors that could materially affect our actual results, levels of activity, performance, or achievements can be found in Part I, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed with the Securities and Exchange Commission on August 13, 2010. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise.

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

We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed on a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is selected to fit each individual paper-making machine and process. For the three months ended September 30, 2010, our clothing segment represented 66% of our net sales.

Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by the paper producer. Roll covers are tailored to each individual paper-making machine and process, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and manufacture spreader rolls. For the three months ended September 30, 2010, our roll covers segment represented 34% of our net sales.

Industry Trends and Outlook

Historically, demand for our products has been driven primarily by the volume of paper produced on a worldwide basis. Generally, and over time, we expect growth in paper production will be greater in Asia, South America and Eastern Europe than in the more mature North American and Western European regions where demand may potentially decline.

The profitability of paper producers has historically been highly cyclical due to wide swings in the price of paper, driven to a high degree by the oversupply of paper during periods when paper producers have more aggregate capacity than the market requires. A sustained downturn in the paper industry, either globally or in a particular region, can cause paper manufacturers to reduce production or cease operations, which could adversely affect our revenues and profitability. In response to significant changes in the sector, paper producers have continually sought to structurally improve the balance between the supply of and demand for paper. As part of these efforts, they have permanently shut down many paper-making machines or entire manufacturing facilities. Should papermakers continue to experience low levels of profitability, we would expect that further consolidation among papermakers, reducing the number of paper producers, and shutdowns of paper-making machines or facilities could occur, until there is a better balance between supply and demand for paper and the profit levels of paper producers improve. This rebalancing accelerated during the most recent global economic recession. Over a number of years, consumption growth of paper, particularly in South America and Asia, is expected to drive an increase in the global production required to maintain balance between supply and demand.

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

We anticipate that pricing pressure for our products will continue with the consolidation among paper producers and as the shift of paper production growth in Asia develops. In response to this pricing pressure, we expect to increase our expenditure levels on research and development expenses and continue to deploy our value added selling approach as part of our strategy to differentiate our products. We accelerated the introduction of new products at a rapid pace in 2010 in support of our “value creation” selling strategy of delivering tangible, documented continuous improvement savings to our client base across all geographic regions. We also remain acutely focused on cost reduction and efficiency programs throughout the entire organization.

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

The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $2.9 million and $2.7 million for the three months ended September 30, 2010 and 2009, respectively.

Foreign Exchange

Our sales are global and are denominated in a number of different currencies. For the three months ended September 30, 2010, approximately 35% of our sales was in North America, 34% was in Europe, 17% was in Asia-Pacific, 11% was in South America and 3% was in the rest of the world.

Currency fluctuations, as they pertain to the Euro, generally have a greater effect on the level of our net sales than on the level of our income from operations due to the amount of business the Company conducts in Euros. An increase in the U.S. dollar against the Euro generally results in a decrease to net sales and net income. Increases in the U.S. dollar against other currencies, such as the Brazilian Real and the Canadian Dollar, would not impact consolidated net sales as much, as sales in those countries are significantly denominated in or indexed to U.S. dollars, but generally would decrease net income as local currency costs would be translated into more U.S. Dollar expenses for financial reporting purposes. We would expect a similar but opposite effect in a period in which the value of the U.S. Dollar decreases against these currencies. For the three months ended September 30, 2010 as compared with the three months ended September 30, 2009, the change in the value of the U.S. Dollar against the currencies in which we conduct our business resulted in currency translation decreases in net sales and decreases to income from operations of $3.5 million and $1.6 million, respectively.

During the three months ended September 30, 2010, we conducted business in nine foreign currencies. The following table provides the average exchange rate for the three and nine months ended September 30, 2010 and 2009, respectively, of the U.S. Dollar against each of the four foreign currencies in which we conduct the largest portion of our operations and indicates the percentage of our net sales for the three and nine months ended September 30, 2010 in those countries whose functional currency is the currency noted.

Currency	Average exchange rate of the U.S. Dollar for the three months ended September 30, 2010	Average exchange rate of the U.S. Dollar for the three months ended September 30, 2009	Percentage of net sales for the three months ended September 30, 2010 in countries with such functional currency
Euro	$1.29 = 1 Euro	$1.43 = 1 Euro	40.8%
Brazilian Real	$0.57 = 1 Brazilian Real	$0.54 = 1 Brazilian Real	9.3%
Canadian Dollar	$0.96 = 1 Canadian Dollar	$0.91 = 1 Canadian Dollar	6.9%
Australian Dollar	$0.91 = 1 Australian Dollar	$0.83 = 1 Australian Dollar	5.7%

Currency	Average exchange rate of the U.S. Dollar for the nine months ended September 30, 2010	Average exchange rate of the U.S. Dollar for the nine months ended September 30, 2009	Percentage of net sales for the nine months ended September 30, 2010 in countries with such functional currency
Euro	$1.32 = 1 Euro	$1.37 = 1 Euro	41.8%
Brazilian Real	$0.56 = 1 Brazilian Real	$0.48 = 1 Brazilian Real	8.6%
Canadian Dollar	$0.97= 1 Canadian Dollar	$0.86 = 1 Canadian Dollar	6.7%
Australian Dollar	$0.90 = 1 Australian Dollar	$0.75 = 1 Australian Dollar	6.6%

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

•

the lenders under our pre-petition credit facility and the interest rate swap termination counterparties (collectively, the “Lenders”) received, among other things, their ratable shares of (a) $10 million in cash, (b) $410 million in principal amount of term notes, issued pursuant to the Amended and Restated Credit Facility (defined below), and (c) 12,403,900 shares of New Common Stock; and

•

Holders of our Old Common Stock also received warrants to purchase an aggregate of 1,663,760 shares of New Common Stock (the “Warrants”), representing approximately 0.0324108 Warrants for each share of Old Common Stock. The Warrants are exercisable for a term of four years from the issue date at an exercise price of $19.55 per share of New Common Stock. The exercise price was determined in accordance with a formula based on the final amount of allowed claims of the Lenders;

In addition, pursuant to the Plan, we entered into a number of material agreements and engaged in a series of transactions on the Effective Date, which are described below.

Amended and Restated Credit Facility and Exit Facility

Pursuant to the Plan, on the Effective Date, our existing senior credit facility was amended and restated as the Second Amended and Restated Credit and Guaranty Agreement (the “Amended and Restated Credit Facility”), dated as of May 25, 2010. Also on the Effective Date, the DIP Facility was converted into an exit facility consisting of a $20 million revolving credit facility and a $60 million term loan (collectively, the “Exit Facility”) that was used to satisfy our obligations under the Plan and for ongoing working capital (including letters of credit) requirements. As of September 30, 2010, costs of approximately $3.4 million related to the Exit Facility have been deferred to be amortized over the life of the facility. See “—Credit Facilities” for further discussion of these credit facilities.

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

Reconstitution of Board of Directors

We reconstituted our Board of Directors, on the Effective Date pursuant to the Plan, to be comprised of Stephen R. Light, Ambassador April H. Foley, Jay Gurandiano, John F. McGovern, Edward Paquette, Marc Saiontz and James F. Wilson.

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

During 2010, we continued our program of streamlining our operating structure and recorded restructuring and impairment expenses in connection therewith of approximately $1.6 million, $2.5 million and $3.3 million, during the first, second and third quarters, respectively. The amount for the second quarter included approximately $1.8 million of expenses related to our announcement, at the end of the second quarter of 2010, of our plan to cease production at our Stowe Woodward roll covers facility in North Bay, Ontario by August 20, 2010 and consisted of severance costs of $1.1 million and asset impairment charges of $0.7 million. The amount for the third quarter of 2010 included approximately $2.1 million of asset impairment charges, primarily for the Vietnam facility, $0.9 million of facility and other costs and $0.3 million of severance costs.

We expect to incur restructuring expenses of approximately $11 to $12 million in the aggregate during 2010, primarily related to the North Bay closure, asset impairment charges in Vietnam and to headcount reductions resulting from the integration of the regional management structures in North America and Europe. We expect to continue to review our business to determine if additional actions can be taken to further improve our cost structure. In light of our assessment of the impact of current global economic conditions and the potential effect on our customers and our industry, and therefore, on our performance, additional operating structure improvements and related restructuring expenses are being analyzed.

Results of Operations

The tables that follow set forth for the periods presented certain consolidated operating results and the percentage of net sales they represent:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Net sales	$135.9	$130.3	$403.7	$367.7
Cost of products sold	83.3	81.5	247.7	229.0
Selling expenses	18.0	17.0	54.0	49.6
General and administrative expenses	15.7	15.4	60.1	35.1
Restructuring and impairments expenses	3.3	1.8	7.4	2.9
Research and development expenses	2.9	2.7	8.7	8.1

Income from operations	12.7	11.9	25.8	43.0
Interest expense, net	(12.0)	(16.4)	(44.5)	(48.0)
Foreign exchange gain (loss)	0.7	0.5	0.7	(0.2)

Income (loss) before reorganization items and provision for income taxes	1.5	(4.0)	(17.9)	(5.2)
Reorganization items	0.8	—	44.4	—
Provision for income taxes	4.3	3.4	11.5	10.0

Net loss	$(3.6)	$(7.4)	$(73.8)	$(15.2)

Percentage of Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	61.3	62.5	61.4	62.3
Selling expenses	13.2	13.0	13.4	13.5
General and administrative expenses	11.6	11.8	14.9	9.5
Restructuring and impairments expenses	2.4	1.3	1.8	0.8
Research and development expenses	2.1	2.1	2.2	2.2

Income from operations	9.3	9.1	6.4	11.7
Interest expense, net	(8.8)	(12.6)	(11.0)	(13.1)
Foreign exchange gain (loss)	0.5	0.4	0.2	(0.1)

Income (loss) before reorganization items and provision for income taxes	1.1	3.1	(4.4)	(1.4)
Reorganization items	0.6	—	11.0	—
Provision for income taxes	3.2	2.6	2.8	2.7

Net loss	(2.6)%	(5.7)%	(18.3)%	(4.1)%

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009.

Net Sales. Net sales for the three months ended September 30, 2010 increased by $5.6 million, or 4.3%, to $135.9 million from $130.3 million for the three months ended September 30, 2009. For the three months ended September 30, 2010, 66% of our net sales were in our clothing segment and 34% were in our roll covers segment.

In our clothing segment, net sales for the three months ended September 30, 2010 increased by $4.3 million, or 5.0%, to $90.3 million from $86.0 million for the three months ended September 30, 2009 primarily due to increased sales volume in most regions, partially offset by unfavorable currency effects of $2.0 million related to the translation of sales made in foreign currencies to U.S. Dollars for financial reporting purposes. Overall pricing levels in our clothing segment improved slightly during the three months ended September 30, 2010 as compared with the three months ended September 30, 2009.

In our roll covers segment, net sales for the three months ended September 30, 2010 increased by $1.3 million or 2.9%, to $45.6 million from $44.3 million for the three months ended September 30, 2009. The increase was primarily due to (i) increased sales volumes primarily in Europe and Asia, partially offset by unfavorable currency effects of $1.5 million related to the translation of sales made in foreign currencies to U.S. Dollars for financial reporting purposes. Overall pricing levels in our roll covers segment improved slightly during the three months ended September 30, 2010 as compared with the three months ended September 30, 2009.

Cost of Products Sold. Cost of products sold for the three months ended September 30, 2010 increased by $1.8 million, or 2.2%, to $83.3 million from $81.5 million for the three months ended September 30, 2009.

In our clothing segment, cost of products sold increased by $2.1 million, or 4.0%, to $55.1 million for the three months ended September 30, 2010 from $53.0 million for the three months ended September 30, 2009 primarily due to higher sales volumes during the three months ended September 30, 2010 as compared with the three months ended September 30, 2009. Partially offsetting the increase were (i) the $0.9 million impact of a lower cost structure, resulting from our cost reduction programs and (ii) favorable currency effects of $0.1 million.

In our roll covers segment, cost of products sold decreased by $0.3 million, or 1.1%, to $28.2 million for the three months ended September 30, 2010 from $28.5 million for the three months ended September 30, 2009 primarily due to (i) $1.0 million of favorable currency effects related to the translation of expenses made in foreign currencies to U.S. Dollars for financial reporting purposes and (ii) the $0.4 million impact of a lower cost structure, resulting from our cost reduction programs. These decreases were partially offset by higher sales volumes during the three months ended September 30, 2010 as compared with the three months ended September 30, 2009.

Selling Expenses. For the three months ended September 30, 2010, selling expenses increased by $1.0 million, or 5.9%, to $18.0 million from $17.0 million for the three months ended September 30, 2009 primarily due to (i) increased headcount and (ii) higher sales commissions as a result of higher sales volumes during the three months ended September 30, 2010 as compared with the three months ended September 30, 2009. These increases were partially offset by favorable currency effects of $0.4 million.

General and Administrative Expenses. For the three months ended September 30, 2010, general and administrative expenses increased by $0.3 million, or 1.9%, to $15.7 million from $15.4 million for the three months ended September 30, 2009. The increase was primarily the result of (i) increased stock based compensation and management incentive compensation of $1.5 million and (ii) a $1.4 million increase in provisions for doubtful accounts, primarily due to the absence in the third quarter of 2010 of a $1.6 million decrease recorded in the third quarter of 2009. These increases were partially offset by the absence in the third quarter of 2010 of $2.7 million of bank and related fees that were incurred in the third quarter of 2009 relating to initiatives undertaken to resolve our credit issues.

Restructuring and Impairments Expenses. For the three months ended September 30, 2010, restructuring and impairments expenses increased by $1.5 million, or 83.3%, to $3.3 million from $1.8 million for the three months ended September 30, 2009 primarily due an asset impairment of $2.1 million related to the Vietnam facility during the third quarter of 2010. For the most part, restructuring expenses result from our long-term strategy to reduce production costs and improve long-term competitiveness as described above under “Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities and through headcount reductions. For the three months ended September 30, 2010, restructuring expenses include severance costs, facility costs and asset impairments of $0.3 million, $0.9 million and $2.1 million, respectively.

Research and Development Expenses. For the three months ended September 30, 2010, research and development expenses increased by $0.2 million, or 7.4%, to $2.9 million from $2.7 million for the three months ended September 30, 2009 primarily due to increased research and development efforts.

Interest Expense, Net. Net interest expense for the three months ended September 30, 2010 decreased by $4.4 million or 26.8%, to $12.0 million from $16.4 million for the three months ended September 30, 2009. The decrease was primarily attributable to lower interest expense due to lower debt balances under the Amended and Restated Credit Facility in 2010 and $1.0 million lower amortization of deferred financing costs in 2010, partially offset by the impact of interest rate swaps of $1.3 million.

Foreign Exchange Gain. For the three months ended September 30, 2010 and 2009, we had a foreign exchange gain of $0.7 million and $0.5 million, respectively. Foreign exchange gains were primarily the result of hedging and intercompany activities.

Reorganization Items. Reorganization items are presented separately in our consolidated statements of operations for the three months ended September 30, 2010 and represent expenses that we have identified as directly relating to our chapter 11 proceedings. Reorganization items of $0.8 million consist of legal and professional fees.

Provision for Income Taxes. For the three months ended September 30, 2010 and 2009, the provision for income taxes was $4.3 million and $3.4 million, respectively. Certain of our foreign and U.S. subsidiaries incurred losses during the third quarter of 2010 and 2009, respectively, for which no benefit was recognized due to established valuation allowances on deferred tax assets.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009.

Net Sales. Net sales for the nine months ended September 30, 2010 increased by $36.0 million, or 9.8%, to $403.7 million from $367.7 million for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, 66.4% of our net sales were in our clothing segment and 33.6% were in our roll covers segment.

In our clothing segment, net sales for the nine months ended September 30, 2010 increased by $24.1 million, or 9.9%, to $268.0 million from $243.9 million for the nine months ended September 30, 2009 primarily due to (i) higher sales volumes in all regions and (ii) favorable currency effects of $0.9 million. Overall pricing levels in our clothing segment remained relatively constant during the nine months ended September 30, 2010 as compared with the nine months ended September 30, 2009.

In our roll covers segment, net sales for the nine months ended September 30, 2010 increased by $11.9 million, or 9.6%, to $135.7 million from $123.8 million for the nine months ended September 30, 2009. The increase was primarily due to higher sales volumes primarily in all regions partially offset by unfavorable currency effects of $0.9 million. Overall pricing levels in our roll covers segment improved slightly during the nine months ended September 30, 2010 as compared with the nine months ended September 30, 2009.

Cost of Products Sold. Cost of products sold for the nine months ended September 30, 2010 increased by $18.7 million, or 8.2%, to $247.7 million from $229.0 million for the nine months ended September 30, 2009.

In our clothing segment, cost of products sold increased by $15.3 million, or 10.3%, to $163.3 million for the nine months ended September 30, 2010 from $148.0 million for the nine months ended September 30, 2009 primarily due to higher sales volumes during the nine months ended September 30, 2010 as compared with the nine months ended September 30, 2009 and to unfavorable currency effects of $5.7 million related to the translation of expenses made in foreign currencies to U.S. Dollars for financial reporting purposes. Partially offsetting these increases was the $5.4 million impact of a lower cost structure, resulting from our cost reduction programs.

In our roll covers segment, cost of products sold increased by $5.0 million, or 6.2%, to $86.0 million for the nine months ended September 30, 2010 from $81.0 million for the nine months ended September 30, 2009. The increase in cost of products sold was primarily due to higher sales volumes during the nine months ended September 30, 2010 as compared with the nine months ended September 30, 2009. Partially offsetting this increase was the $0.9 million impact of a lower cost structure, resulting from our cost reduction programs and favorable currency effects of $0.4 million.

Selling Expenses. For the nine months ended September 30, 2010, selling expenses increased by $4.4 million, or 8.9%, to $54.0 million from $49.6 million for the nine months ended September 30, 2009. The increase was primarily due to (i) increased headcount and salaries, (ii) higher sales commissions as a result of higher sales volumes during the nine months ended September 30, 2010 as compared with the nine months ended September 30, 2009 and (iii) unfavorable currency effects of $1.1 million related to the translation of expenses made in foreign currencies to U.S. Dollars for financial reporting purposes.

General and Administrative Expenses. For the nine months ended September 30, 2010, general and administrative expenses increased by $25.0 million, or 71.2%, to $60.1 million from $35.1 million for the nine months ended September 30, 2009. The increase was primarily the result of gains recorded in 2009 that were absent in 2010 such as (i) a $3.4 million reversal that was recorded in 2009 for environmental expense related to remediation costs in Australia, (ii) a $2.3 million decrease that was recorded in 2009 in litigation accruals for Brazilian labor matters and other legal matters, (iii) a $3.7 million decrease that was recorded in 2009 in provisions for doubtful accounts based on collections and lower reserves required for certain North American customers who had filed for bankruptcy and (iv) $0.8 million of gains on sale of fixed assets that were recorded in 2009. Additionally contributing to the increased expenses in 2010 as compared with 2009 were (i) increased financial restructuring costs of $6.9 million relating to the amendment of our senior credit facility, (ii) increased stock based and management incentive compensation expenses of $4.2 million primarily related to an amendment to the terms of all performance-based restricted stock units outstanding on December 24, 2009 to vest upon our successful debt restructuring, which occurred on the Confirmation Date, and to the management incentive program approved in the third quarter of 2010, (ii) increased payroll related costs of $1.1 million due to our resumption of the employer match on our 401(k) plan effective the beginning of 2010 and (iii) unfavorable currency translation effects of $0.2 million related to the translation of expenses made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes.

Restructuring Expenses. For the nine months ended September 30, 2010, restructuring expenses increased by $4.5 million, or 155.2%, to $7.4 million from $2.9 million for the nine months ended September 30, 2009 primarily due to our announcement at the end of June 2010 to cease production at our Stowe Woodward roll covers facility in North Bay, Ontario by August 20, 2010 and to an asset impairment related to our Vietnam facility. For the most part, restructuring expenses result from our long-term strategy to reduce costs and improve long-term competitiveness as described above under “Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities and through headcount reductions. For the nine months ended September 30, 2010, restructuring expenses consisted of severance costs, facility costs and asset impairments of $3.2 million, $1.3 million and $2.9 million, respectively.

Research and Development Expenses. For the nine months ended September 30, 2010, research and development expenses increased by $0.6 million, or 7.4%, to $8.7 million from $8.1 million for the nine months ended September 30, 2009 primarily due to increased research and development efforts.

Interest Expense, Net. Net interest expense for the nine months ended September 30, 2010 decreased by $3.5 million, or 7.3%, to $44.5 million from $48.0 million for the nine months ended September 30, 2009. The decrease is primarily attributable to the termination of all of our interest rate swaps in the amount of $20.0 million on December 31, 2009, which carried fixed interest rates that were higher than variable interest rates and to lower interest expense due to lower debt balances under the Amended and Restated Credit Facility. Partially offsetting the decreases is (i) the amortization of $7.5 million during the nine months ended September 30, 2010 as compared with $1.7 million during the nine months ended September 30, 2009 from accumulated other comprehensive income to interest expense which represents the balance related to the interest rate swaps, for which hedge accounting was discontinued on September 1, 2009, to be amortized into interest expense over the remaining original term of the derivative as the hedged forecasted transactions are also recorded to interest expense, in accordance with ASC Topic 815 and (ii) $1.8 million higher amortization of deferred financing costs.

Foreign Exchange Gain/(Loss). For the nine months ended September 30, 2010, we had a foreign exchange gain of $0.7 million compared to a $0.2 million loss for the nine months ended September 30, 2009. Foreign exchange gains and losses were primarily the result of hedging and intercompany activities.

Reorganization Items. Reorganization items are presented separately in our consolidated statements of operations for the nine months ended September 30, 2010 and represent expenses that we have identified as directly relating to our chapter 11 proceedings. Reorganization items of $44.4 million consist of legal and professional fees of $15.7 million, a loss on the extinguishment of debt of $14.4 million and the write-off of deferred financing costs of $14.3 million related to the pre-petition senior credit facility.

Provision for Income Taxes. For the nine months ended September 30, 2010 and 2009, the provision for income taxes was $11.5 million and $10.0 million, respectively. Certain of our foreign and U.S. subsidiaries incurred losses during the nine months ended September 30, 2010 and 2009, respectively, for which no benefit was recognized due to established valuation allowances on deferred tax assets.

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

Net cash provided by operating activities was $3.5 million for the nine months ended September 30, 2010 and $3.8 million for the nine months ended September 30, 2009. The $0.3 million decrease is due to $14.4 million of cash used for reorganization items and an additional $6.9 million of financial restructuring costs included in general and administrative expenses during the nine months ended September 30, 2010. Partially offsetting these decreases was an increase in the volume of business and a lower increase in working capital during the nine months ended September 30, 2010 as compared with the nine months ended September 30, 2009.

Net cash used in investing activities was $29.6 million for the nine months ended September 30, 2010 and $8.7 million for the nine months ended September 30, 2009. The increase of $20.9 million was primarily due to (i) $15.6 million of restricted cash that we are required to have as collateral for letters of credit under the Amended and Restated Credit Facility (ii) a $3.8 million decrease in proceeds from the sale of fixed assets and (iii) a $0.4 million increase in capital equipment expenditures during the nine months ended September 30, 2010 as compared with the same period in 2009.

Net cash provided by financing activities was $35.5 million for the nine months ended September 30, 2010 and net cash used in financing activities was $9.3 million for the nine months ended September 30, 2009. The fluctuation of $44.8 million was primarily the result of (i) borrowings under our DIP Facility of $60.0 million during the nine months ended September 30, 2010 and (ii) lower debt payments of approximately $20.0 million during the nine months ended September 30, 2010 as compared to the same period in 2009, primarily due to a mandatory principal prepayment of $19.2 million in 2009 based on the excess cash calculation as defined in the pre-petition credit agreement. No such payment was required in 2010. Partially offsetting the increase in cash provided by financing activities was borrowings of $28.0 million under our pre-petition revolver during 2009 and $8.2 million of expenses related to initiatives undertaken to resolve our credit issues during the nine months ended September 30, 2010.

As of September 30, 2010, there was a $479.9 million balance of term loans outstanding under our senior credit facility, after making the first scheduled quarterly payment under the Amended and Restated Credit Facility of $2.2 million in the third quarter of 2010. In addition, as of September 30, 2010, we had no outstanding borrowings under our current revolving lines of credit, including the revolving credit facility under our senior credit facility and lines of credit in various foreign countries that are used to facilitate local short-term operating needs. An aggregate of $26.5 million is available for additional borrowings under these revolving lines of credit. We had cash and cash equivalents of $32.5 million at September 30, 2010 compared to $23.0 million at December 31, 2009. At September 30, 2010 we also had $15.6 million of restricted cash which is classified as a current asset. The restricted cash serves as collateral for letters of credit and no letter of credit has a maturity greater than one year, although certain of them can be renewed for another year. The cash collateral is held in custody by the issuing bank, is restricted as to withdrawal or use and is currently invested in money market funds. Income from these funds is paid to us.

CAPITAL EXPENDITURES

For the nine months ended September 30, 2010, we had capital expenditures of $14.4 million consisting of growth capital expenditures of $4.0 million and maintenance capital expenditures of $10.4 million. Growth capital expenditures consist of items that are intended to increase the manufacturing, production and/or distribution capacity or efficiencies of our operations in conjunction with the execution of our business strategies. Maintenance capital expenditures are designed to sustain the current capacity or efficiency of our operations and include items relating to the renovation of existing manufacturing or service facilities, the purchase of machinery and equipment for safety and environmental needs and information technology. For the nine months ended September 30, 2009, we had capital expenditures of $14.0 million consisting of growth capital expenditures of $7.0 million and maintenance capital expenditures of $7.0 million.

We target capital expenditures for 2010 to be approximately $30 million. We analyze our planned capital expenditures based on investment opportunities available to us and our financial and operating performance, and accordingly, actual capital expenditures may be more or less than this amount.

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

For the four fiscal quarters ended September 30, 2010 our interest coverage ratio was 2.70:1 and our leverage ratio was 4.69:1. Each of these covenants is calculated at the end of each quarter, beginning with the quarter ended September 30, 2010, and is based on a rolling twelve month period. The interest coverage ratio is calculated by dividing Adjusted EBITDA by interest expense, net of mark-to-market movements on hedging instruments and amortization of deferred financing costs. The leverage ratio is calculated by dividing our total gross debt, at average currency exchange rates for the last twelve months, by Adjusted EBITDA. For purposes of calculating a twelve-month Adjusted EBITDA amount at September 30, 2010, the Amended and Restated Credit Facility has fixed Adjusted EBITDA for the fourth quarter of 2009 at $24.6 million. See “—Non-GAAP Liquidity Measures” below for a further description of Adjusted EBITDA.

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

Beginning in the third quarter of 2010, the Exit Facility and the Amended and Restated Credit Facility provide for scheduled principal payments, to be made on a quarterly basis, in the aggregate amount of approximately $40.4 million over the remaining term of the facilities, as of September 30, 2010, as outlined below. Additionally, balloon payments of approximately $57.5 million and $382.0 million are due at the maturity date of the term loans under the Exit Facility in November 2014 and at the maturity date of the term loans under the Amended and Restated Credit Facility in May 2015, respectively, assuming no prior voluntary or mandatory payments have been made. The aggregate scheduled quarterly principal payments over the term of the facilities are shown below:

	U.S. Dollar Denominated Debt (in USD)	Euro Denominated Debt (in Euro)	Canadian Dollar Denominated Debt (in CAD)	Total Scheduled Principal Payments (excluding balloon payments) Converted into U.S. Dollars at September 30, 2010 Exchange Rates (in USD)
	(in millions)
2010 (fourth quarter only)	1.3	0.5	0.3	$2.3
2011	5.2	2.1	1.0	9.0
2012	5.2	2.1	1.0	9.0
2013	5.2	2.1	1.0	9.0
2014	5.1	2.1	1.0	8.9
2015 (first quarter only)	1.2	0.5	0.3	2.2

				$40.4

Additionally, the following table outlines the estimated interest payments, to be made on a quarterly basis, under the Amended and Restated Credit Facility and the Exit Facility over the term of the facilities:

Total Estimated Interest Payments Converted into U.S. Dollars at September 30, 2010 Exchange Rates (in USD millions)
2010 (fourth quarter only)	$9.8
2011	38.6
2012	37.7
2013	35.9
2014	32.2
2015 (first quarter only)	10.6

$164.8

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. Actual results could differ from those estimates. We have formal accounting policies in place including those that address critical and complex accounting areas. Note 3 to the consolidated financial statements included elsewhere in this Quarterly Report identifies the significant accounting policies used in preparation of the consolidated financial statements. The most significant areas involving management judgments and estimates are described below.

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

As required by ASC Topic 815, we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or if we elect not to apply hedge accounting under Topic 815.

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

Prior to September 1, 2009, the effective portion of changes in the fair value of derivatives designated and that qualified as cash flow hedges were recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings. The ineffective portion of the change in fair value of the derivatives was recognized directly in earnings. The balance in accumulated other comprehensive loss as of August 31, 2009 related to the interest rate swaps for which hedge accounting was discontinued was to be subsequently amortized into the statement of operations (interest expense) over the remaining original term of the derivative as the hedged forecasted transactions are also recorded to interest expense, in accordance with Topic 815. In addition, as of March 31, 2010, we determined that it was probable that future interest payments on the debt that was in excess of the $410 million (discussed in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements) would not occur. As a result, we amortized an additional $0.7 million from accumulated other comprehensive income to interest expense, which represents the balance in accumulated other comprehensive income relating to interest payments on the debt that is in excess of $410 million. As of March 31, 2010, after this amortization, the remaining balance in accumulated other comprehensive loss related to interest rate swaps will be amortized to interest expense through December 31, 2010, the original term of the swaps. Accordingly, during the second and third quarter of 2010, we amortized $2.1 million and $2.2 million from accumulated other comprehensive income to interest expense. The remaining balance in accumulated other comprehensive loss related to interest rate swaps was $2.1 million and will be amortized to interest expense through December 31, 2010.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements using significant unobservable inputs (Level 3) as of September 30, 2010.

However, as of September 30, 2010, the credit valuation adjustments have no impact on the overall valuation of our derivative positions as we terminated all of our outstanding interest rate swaps with the counterparties on December 31, 2009. Various factors which impact changes in the credit are not significant to the overall valuation adjustments over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

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

We perform an annual test for goodwill impairment as of December 31st at the reporting unit level. We have two reporting units: clothing and roll covers. When our business was acquired in 1999, more than 80% of the goodwill was assigned to the roll covers reporting unit based on relative fair values at the date of acquisition.

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

For the purpose of performing the annual impairment test, we allocate all shared assets and liabilities to the reporting units based upon the percentage of each reporting unit’s revenue to total revenue. Shared expenses are allocated to each reporting unit to the extent necessary to allow them to operate as independent businesses. Fair value was determined by using a weighted combination of both a market multiple approach and an income approach. The market multiple approach utilizes our information to determine measures that are used to value our reporting units. The income approach is a present value technique used to measure the fair value of future cash flows produced by each reporting unit. Determining the fair value of a reporting unit or an indefinite-lived purchased intangible asset is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. We believe that the assumptions and rates used in our annual impairment test under Topic 350 are reasonable, but inherently uncertain.

As of December 31, 2009, we recorded a non-cash charge for goodwill impairment of $80.6 million related to our roll covers reporting unit based on assessments performed as of that date. Applying the guidance of Topic 350, we determined that as of December 31, 2009, goodwill for the roll covers reporting unit was impaired primarily due to the adverse effect of our credit issues and the effects of the global economic environment at that time. Step 1 of the process indicated that the fair value of the net assets of the roll covers reporting unit was $3.7 million less than their carrying value as of December 31, 2009. Based on the Step 1 result, we proceeded with Step 2. Based on the increase in fair value of tangible and intangible assets over book value of $77 million as determined in Step 2, an aggregate impairment of $80.6 million was recorded in the roll covers reporting unit. To date, there have been no indicators of impairment or recorded goodwill impairment for our clothing reporting unit. The excess of the fair value over the carrying value for our clothing reporting unit as of December 31, 2009 was approximately $142 million. In order to evaluate the sensitivity of the analysis performed, we applied a hypothetical 5% decrease to the fair value of this reporting unit, which resulted in a fair value in excess of carrying value of approximately $116 million for the clothing reporting unit.

During each of the three quarters of 2010, we evaluated business conditions, including our filing of voluntary petitions for relief under chapter 11 of the Bankruptcy Code on March 30, 2010, to determine if a test for an impairment of goodwill was warranted. The adverse effects of our credit issues had been considered when determining the amount of our impairment of goodwill recorded at December 31, 2009. Accordingly, no test was determined to be warranted at March 31, 2010, June 30, 2010 or September 30, 2010.

Contingencies. We are subject to various claims and contingencies associated with lawsuits, insurance, tax, environmental and other issues arising out of the normal course of business. Our consolidated financial statements reflect the treatment of claims and contingencies based on management’s view of the expected outcome. We consult with legal counsel on those issues related to litigation with respect to matters in the ordinary course of business. If the likelihood of an adverse outcome is probable and the amount is estimable, we accrue a liability in accordance with ASC Topic 450, Contingencies. While we believe that the current level of reserves is adequate, the adequacy of these reserves may change in the future due to new developments in particular matters. During the third quarter of 2008, while evaluating our facility in Geelong, Australia, we discovered the possibility of contamination at the facility. Subsequently we had a preliminary evaluation performed, which confirmed the existence of contamination and estimated preliminary costs to clean up the facility. Based upon this evaluation, we recorded $4.1 million in 2008 as our best estimate of the remediation costs we expected to incur. A Phase II assessment of the ground water contamination performed for us during the second quarter of 2009 indicated the costs to remediate the contamination would be significantly less than originally estimated and accordingly, we reduced the accrual by $3.4 million during the second quarter of 2009 based on this assessment. We believe that any additional liability in excess of amounts provided which may result from the resolution of environmental matters will not have a material adverse effect on our financial condition, liquidity or cash flow.

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

In addition, we operate within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits can involve complex issues and rely on estimates and assumptions. These audits may require an extended period of time to resolve and may cover multiple years. Although we believe that the estimates and assumptions are reasonable, the final determination of tax audits and any related litigation could be different than that which is reflected in historical income tax provisions and recorded assets and liabilities. There are currently no U.S. Federal or state income tax audits or examinations underway. In May 2009, we concluded an audit relating to our German subsidiaries for tax years 1999 through 2002. No further adjustments not previously recorded were required in the year ended December 31, 2009 as a result of this settlement. The German tax authorities have initiated an audit of our German entities for the tax years 2004 through 2007. For certain of our German entities, we have reached a preliminary agreement with the tax authorities with respect to identified issues, and have established a reserve at September 30, 2010 to resolve these issues. We do not believe this reserve is material to our results of operations, financial position or cash flows. The audit is still in the initial information gathering stages for the remaining German entities. The Canadian Revenue Authority contacted us in October of 2008 and has initiated an audit of our Canadian companies. The audit is still in the initial information gathering stages and no issues or assessments have been raised. In 2010, we successfully concluded an audit relating to our Finnish subsidiary for the tax years 2007 and 2008. All previously-recorded adjustments were reversed as a result of this settlement. The Italian tax authority is also in the process of conducting an examination for certain of our Italian entities. The audit is currently in the appeals process and we are currently working to address issues that have been raised. With respect to all other jurisdictions, we believe we have made adequate provision for all income tax uncertainties and that no unresolved issues or claims are likely to be material to our results of operations, financial position or cash flows.

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

Our balance sheet as of September 30, 2010 reflects a deferred tax asset related to our German federal and trade loss carry-forwards of approximately $3.9 million. As a general rule, federal and trade tax loss carry forwards are subject to forfeiture if more than 50% of the shares in the corporation are directly or indirectly transferred to a new shareholder. There is a restructuring exception to this general rule; however, this exception is currently suspended pending the outcome of an investigation by the European Union. We have reflected no impairment of this deferred tax asset as we have concluded that it is more likely than not that this asset will be realized in future periods.

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

The following table provides a reconciliation from net income (loss), which is the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA. The three and nine months ended September 30, 2010 are presented based on the Adjusted EBITDA definitions in the Amended and Restated Credit Facility. The three and nine months ended September 30, 2009 are presented based on the Adjusted EBITDA definitions in effect under the credit agreement at that time. Had the definitions in the Amended and Restated Credit Facility been in place for 2009, Adjusted EBITDA for the three and nine months ended September 30, 2009 would have increased by $2,820,000 and $3,983,000 respectively, as per discussion in (A) through (F) below.

	Three Months Ended September 30,
(in thousands)	2010	2009
Net loss	$(3,656)	$(7,381)
Income tax provision	4,318	3,424
Interest expense, net	12,020	16,425
Depreciation and amortization	10,222	10,851

EBITDA	22,904	23,319
Change in fair value of interest rate swaps (A)	—	(859)
Operational restructuring expenses	1,199	87
Inventory write-offs under restructuring programs	—	104
Non-cash compensation and related expenses (B)	2,068	778
Financial restructuring costs (D)	799	—
Non-cash impairment charges (F)	2,123	1,667

Adjusted EBITDA	$29,093	$25,096

	Nine Months Ended September 30,
(in thousands)	2010	2009
Net loss	$(73,824)	$(15,228)
Income tax provision	11,504	10,013
Interest expense, net	44,529	47,952
Depreciation and amortization	30,763	30,769

EBITDA	12,972	73,506
Change in fair value of interest rate swaps (A)	—	(1,654)
Operational restructuring expenses	4,562	1,227
Inventory write-offs under restructuring programs	—	349
Non-cash compensation and related expenses (B)	5,498	1,824
Non-cash change in accounting method (C)	(1,400)	—
Financial restructuring costs (D)	25,613	—
Non-cash impairment charges (F)	2,871	1,667
Write-off of deferred financing cost as “reorganization item” (E)	14,283	—
Expenses incurred in connection with indebtedness or refinancing transaction	14,400	—

Adjusted EBITDA	$78,799	$76,919

(A)	The changes in the fair value of interest rate swaps is not an adjustment under the definition of Adjusted EBITDA in the Amended and Restated Credit Facility to arrive at Adjusted EBITDA for periods beginning after the quarter ended December 31, 2009. For the three and nine months ended September 30, 2009, such items were added back to (deducted from) EBITDA based upon the terms of the pre-petition credit facility. Had the amended definition been in place for all periods presented, Adjusted EBITDA for the three and nine months ended September 30, 2009 would have increased by $859 and $1,654, respectively.
(B)

The nine months ended September 30, 2010 include an add-back of $539 to EBITDA to arrive at Adjusted EBITDA related to shares of common stock that were sold to Mr. Light on January 5, 2010 for this amount in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Had the amended definition been in place for all periods presented, the three and nine months ended September 30, 2009 each would have been impacted by an add back of $0 and $94, respectively.

(C)	Changes in non-cash items related to a change in or adoption of accounting policies as defined in the Amended and Restated Credit Facility are added back to (deducted from) EBITDA to arrive at Adjusted EBITDA for periods beginning after the quarter ended December 31, 2009. For the three and nine months ended September 30, 2009, such items were not added back to EBITDA based upon the terms of the pre-petition credit facility. Had the amended definition been in place for all periods presented, there would have been no impact to Adjusted EBITDA for the three and nine months ended September 30, 2009 as there were no charges or credits recorded during those periods pertaining to changes in or adoption of accounting policies.
(D)	Financial restructuring costs that have been expensed to the statement of operations are added back to EBITDA to arrive at Adjusted EBITDA for periods beginning after the quarter ended December 31, 2009. For the three and nine months ended September 30, 2009, such items were not added back to EBITDA based upon the terms of the pre-petition credit facility. Had the amended definition been in place for all periods presented, the three and nine months ended September 30, 2009 would have been impacted by an add-back of $1,961 and $2,235, respectively.
(E)	The write-off of deferred financing costs included in reorganization items in the statement of operations is added back to EBITDA to arrive at Adjusted EBITDA for periods beginning after the quarter ended December 31, 2009. As of March 31, 2010, we were required to record such costs in “reorganization items” as per ASC Topic 852, Reorganizations, as a result of our filing voluntary petitions for relief under chapter 11 on March 30, 2010. Prior to March 31, 2010, any write-offs of deferred financing costs were charged to interest expense and accordingly added back in the “interest expense, net” line item of the Adjusted EBITDA reconciliation above. Accordingly the amended definition has no impact on total Adjusted EBITDA for the three or nine months ended September 30, 2009 because under both definitions the write-off of deferred financing costs was allowed as an add-back.
(F)	In accordance with the definition of Adjusted EBITDA in the Amended and Restated Credit Facility, non-cash impairment charges resulting from the application of Topic 350 and ASC Topic 360, Property, Plant and Equipment, have been added back to adjusted EBITDA.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The value of these contracts is recognized at fair value based on market exchange forward rates and amounted to a net liability position of $0.1 million at September 30, 2010.

As of September 30, 2010, we had open foreign currency exchange contracts maturing through May 2011 with total net notional amounts of approximately $4.8 million. At September 30, 2010, we prepared an analysis to determine the sensitivity of our forward foreign exchange contracts to changes in exchange rates. A hypothetical adverse exchange rate movement of 10% against our forward foreign exchange contracts would have resulted in a potential net loss in fair value of these contracts of less than $0.1 million. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices.

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

Prior to September 1, 2009, the effective portion of changes in the fair value of derivatives designated and that qualified as cash flow hedges were recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings. The ineffective portion of the change in fair value of the derivatives was recognized directly in earnings. The balance in accumulated other comprehensive loss as of August 31, 2009 related to the interest rate swaps for which hedge accounting was discontinued was to be subsequently amortized into the statement of operations (interest expense) over the remaining original term of the derivative as the hedged forecasted transactions are also recorded to interest expense, in accordance with Topic 815. In addition, as of March 31, 2010, we determined that it was probable that future interest payments on the debt that was in excess of the $410 million (discussed in Note 1 the Notes to Unaudited Condensed Consolidated Financial Statements) would not occur. As a result, we amortized an additional $0.7 million from accumulated other comprehensive income to interest expense, which represents the balance in accumulated other comprehensive income relating to interest payments on the debt that was in excess of $410 million. As of March 31, 2010, the remaining balance in accumulated other comprehensive loss related to interest rate swaps will be amortized to interest expense through December 31, 2010, the original term of the swaps. Accordingly, during the second and third quarter of 2010, the Company amortized $2.1 million and $2.2 million, respectively, from accumulated other comprehensive income to interest expense. The remaining balnce in accumulated other comprehensive loss related to interest rate swaps as of September 30, 2010 was $2.1 million and will be amortized to interest expense through December 31, 2010.

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

(a) Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, as of September 30, 2010 under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as set forth above.

(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T.	CONTROLS AND PROCEDURES

Not Applicable.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material developments to the legal proceedings reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

ITEM 1A.	RISK FACTORS

The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, have not materially changed.

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

XERIUM TECHNOLOGIES, INC.
(Registrant)

Date: November 5, 2010	By:	/S/ BRIAN J. FOX
Brian J. Fox
Interim Chief Financial Officer and Chief Accounting Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

10.1 (1)	Agreement dated July 15, 2010 between Xerium Technologies, Inc. and AlixPartners, LLP.

10.2 (2)	Management Incentive Compensation Program for 2010.

10.3 (2)	Long Term Incentive Plan.

10.4 (2)	Form of Time-Based Restricted Stock Units Agreement under the Long Term Incentive Plan.

10.5 (2)	Amended and Restated Time-Based Restricted Stock Units and Performance-Based Restricted Stock Units Agreement with Stephen R. Light.

10.6 (2)	Description of Compensation for Non-Management Directors.

10.7 (2)	Directors’ Deferred Stock Unit Plan.

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley

32.2	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 20, 2010 and incorporated herein by reference.
(2)	Filed herewith.