Form 10-K
period 2010-12-31
XERIUM TECHNOLOGIES INC
filed 2011-03-11
CIK 1287151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

(919) 526-1400

Registrant’s telephone number (including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

The aggregate market value of the voting common stock held by non-affiliates of the registrant on June 30, 2010 was approximately $159,685,534. There were 14,988,367 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of March 02, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2011 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A, is incorporated by reference in Part III to the extent described therein.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Undue reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance, or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include the following items:

•	our financial results could be adversely affected by fluctuations in interest rates and currency exchange rates;

•

our credit facilities contain restrictive covenants, such as the covenants requiring compliance with minimum interest coverage and maximum leverage ratios, which become more restrictive over time, that may require us to increasingly improve our performance over time to remain in compliance therewith;

•

we are subject to the risk of weaker economic conditions in the locations around the world where we conduct business, including the impact of price pressures and cost reduction strategies by our customers in the paper industry;

•

our strategies and plans, including, but not limited to, those relating to developing and successfully marketing new products, enhancing our operational efficiencies and reducing costs, may not result in the anticipated benefits;

•	variations in demand for our products, including our new products, could negatively affect our net sales and profitability;

•	our manufacturing facilities may be required to operate at or near capacity, which could negatively affect our production, customer order lead time, product quality and labor relations;

•	we may not be successful in developing and marketing new technologies or in competing against new technologies developed by competitors;

•	due to our high degree of leverage and significant debt service obligations, we need to generate substantial operating cash flow to fund growth and unexpected cash needs;

•	we may be required to incur significant costs to reorganize our operations in response to market changes in the paper industry;

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

All references in this Annual Report to “Xerium”, “we”, “our” and “us” means Xerium Technologies, Inc. and its subsidiaries.

PART I

ITEM 1.	BUSINESS

General

We are a leading global manufacturer and supplier of two types of consumable products used primarily in the production of paper—clothing and roll covers. We market our products through the following industry-recognized brands:

Brand	Product Category	Geographic Region
Huyck Wangner	Clothing	Worldwide other than North America
Weavexx	Clothing	North America
Stowe Woodward	Roll Covers & Spreader Rolls	Worldwide
Mount Hope	Spreader Rolls	Worldwide
Robec	Spreader Rolls	Europe
Xibe	Roll Covers	China

Our products are installed on paper-making machines and play key roles in the process by which raw materials are converted into finished paper. A fundamental characteristic of our products is that they wear down with use in the paper production process and must be regularly replaced. In addition, our products are also installed in other industrial applications such as nonwoven and fiber cement machines. As of December 31, 2010, we have an extensive global footprint of 31 manufacturing facilities in 14 countries, strategically located in the major paper-producing regions of North America, Europe, South America and Asia-Pacific, and have 3,404 employees worldwide. We market our products, primarily using our direct sales force, to the paper industry’s leading producers. In 2010, we generated net sales of $548.3 million.

Company Overview

The consumable nature of our products positions us to make recurring net sales to our customers, and accordingly the number of paper machines in operation throughout the world and the volume of paper, pulp and board produced globally each year are primary drivers of the demand for our product.

Paper-making machines utilize different processes and have different requirements depending on the design of the machine, the raw materials used, the type of paper being made and the preferences of individual production managers. We employ our broad portfolio of patented and proprietary product and manufacturing technologies, as well as our extensive industry experience, to provide our customers with tailored solutions designed to optimize the performance of their equipment and dramatically reduce the costs of their operations. We systematically track and report the impact of these customized solutions to our customers through our ValueResults program which quantifies the optimization process on each machine.

Our clothing products are highly engineered synthetic textile belts that transport paper as it is processed in a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Our clothing segment represented 66%, 66% and 65% of our net sales for 2010, 2009 and 2008, respectively.

Roll cover products cover the rolls on a paper-making machine, which are the large steel cylinders over which clothing is mounted and between which the paper travels as it is processed. Our roll covers provide a surface with the mechanical properties necessary to process the paper in a cost-effective manner that delivers the sheet qualities desired by the paper producer. We currently use several hundred chemical compounds in our roll cover manufacturing process. Our roll cover segment represented 34%, 34% and 35% of our net sales for 2010, 2009 and 2008, respectively.

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

We estimate that there are approximately 7,000 paper-making machines worldwide, all of which require a regular supply of clothing and roll covers. Clothing and roll covers must be replaced regularly to sustain high quality paper output and operate efficiently. Roll covers also require regular refurbishment, a service that we provide to our customers. Paper producers must typically replace clothing several times per year, replace roll covers every two to five years and refurbish roll covers several times between each replacement.

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

Our portfolio of patented and proprietary product and manufacturing technologies differentiates our product offerings from others in the market and allows us to deliver high value products and services to our customers. We currently have approximately 240 issued patents and approximately 105 pending patent applications. Our patents and patent applications cover approximately 65 different inventions. We currently license certain of our patents and technologies to some of our competitors, which we believe helps further demonstrate our technological leadership in the industry. We believe that the technological sophistication of our products and the capital-intensive nature of our business present significant challenges to any potential new competitors in our field.

Our business was organized in 1999 in connection with the acquisition of the paper technology group of Invensys plc. We completed our initial public offering on May 19, 2005.

Chapter 11 Filing, Emergence and Plan of Reorganization

On March 30, 2010, we and certain of our subsidiaries filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101-1532 (as amended, the “Bankruptcy Code”), in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On May 12, 2010, the Bankruptcy Court held a hearing to consider confirmation of our amended joint prepackaged plan of reorganization (the “Plan”) and entered an order confirming the Plan. On May 25, 2010 (the “Effective Date”), the Plan became effective and we and our subsidiaries emerged from chapter 11. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Chapter 11 Filing, Emergence and Plan of Reorganization” for additional information regarding our chapter 11 proceedings.

Recent Developments

Global Economic Environment

Our operations are highly dependent upon the paper production industry and the degree to which the paper industry is affected by global economic conditions and the availability of credit.

Beginning in 2008 and continuing through most of 2009, the global paper industry experienced a sharp reduction in production levels, caused by the general slowdown in economic activity and related paper consumption during the same period and the paper manufacturers’ reducing excessive inventories. The slowdown of production was across most grades of paper production, but most notably in packaging and newsprint grades. For packaging grades, demand is directly related to broad manufacturing and transportation activity reduction, while newsprint demand has been declining over a number of years due to the greater prevalence of electronic media, exacerbated during the recession by a reduction in print advertising. One of the results of this recession driven reduction in demand for paper products was that the paper manufacturers dramatically and quickly reduced production through curtailments of machines and complete mill shutdowns. These curtailments, which began in late 2008, served to reduce inventories and match output with demand. By early 2010, most mills and equipment not permanently shuttered had resumed production.

In 2010, however, global paper and board production began to recover, particularly in developing countries. As international shipments of manufactured goods recovered, containerboard production recovered particularly strongly, contributing over 50% of the total global improvement, though the rate of recovery slowed somewhat during the second half of 2010. Going forward, we expect that global paper and board manufacturers’ operating rates will remain near their current high levels as production keeps pace with demand. While there continues to be price pressure due to our competitors pursuing increased market share in 2010, as compared with 2009, we were successful in increasing our pricing levels in our roll covers segment and maintaining them relatively constant in our clothing segment.

Business Strategy

The primary components of our business strategy are:

Fiscally Responsible Management. We are committed to improving our capital structure and creating sufficient financial flexibility. This will allow us to continue to invest in our operations where we can expect reasonable returns, expand into markets where our products and services will create value for our customers and support the global growth of the paper-making industry. As part of this strategy, our focus on the reduction of working capital, allocation of capital investments and elimination of loss-making businesses, customers and products will drive our activities. We may incur additional operational restructuring expenses in connection with pursuing cost-savings opportunities. We believe that our potential to improve productivity includes the opportunities to enhance our manufacturing efficiency by improving our process yields and cycle times.

New Product Development. We are committed to maximizing our margins and profitability in both our clothing and roll covers segments by focusing our production and marketing efforts on higher value-added, technologically advanced products that will benefit our customers by providing them with the cost savings and quality improvement characteristics they require to be competitive. We intend to continue to offer a full range of product offerings in order to meet our customers’ needs. We believe that the development and successful introduction of new products in a systematic and customer-focused manner will allow us to meet the expected demands of global market growth and our own sales growth and profitability projections. Simultaneous standardization and simplification will help us achieve significant cost reductions and competitiveness.

Workforce Engagement. We are committed to alignment of objectives for our entire workforce. We believe that communication, training, tools and incentives associated with this alignment are essential to meeting our business plans and objectives. Human resource management systems must be in place in support of this strategy, including retention of personnel to maintain and enhance the quality of the performance of our workforce, visibility to career opportunities to create job growth, and incentive systems that reward the workforce for achievement of critical objectives. Our approach includes the “high-grading” and “right-sizing” of our workforce to make certain those individuals most necessary for our success are in a position to positively contribute to goal achievement.

Products

We operate through two principal business segments, clothing and roll covers. Our clothing segment products include various types of industrial textiles used on paper-making machines and other industrial applications. Through our roll covers segment, we manufacture various types of roll covers, refurbish previously installed roll covers, provide mechanical services for the internal mechanisms of rolls used on paper-making machines and manufacture spreader rolls. For additional financial information about our clothing and roll covers segments, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 to the accompanying audited consolidated financial statements.

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

Forming fabrics. Forming fabrics are used at the beginning of paper-making machines, where highly diluted paper stock is deposited on the forming fabric while the fabric is traveling at a very high speed. Forming fabrics allow water to drain from the paper stock, creating an initial wet sheet. Forming fabrics must be porous enough to allow water to drain evenly but tight enough to retain and align the fiber and other materials that form the sheet of paper. They must also be strong enough to withstand high mechanical stresses. Forming fabrics are custom-manufactured in single, double, and triple layer designs in a variety of meshes to suit particular machines and paper grades. Customers are increasingly demanding the higher-priced triple layer designs that remove more moisture and produce higher quality paper. In 2010, forming fabrics accounted for approximately 42% of net sales in our clothing segment.

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

Press felts differ from forming fabrics and dryer fabrics due to the addition of several layers of staple fiber that are needled into the fabric base. The staple fiber provides a smooth surface to meet the wet sheet of paper and creates a wicking effect to remove water from the paper sheet as it is pressed under high pressure between press rolls. Press felts are manufactured in a variety of designs, including lightweight single layer felts, multi-layer laminated endless felts and seamed felts that allow for reduced installation times. In 2010, press felts accounted for approximately 41% of net sales in our clothing segment.

Dryer fabrics. Dryer fabrics are used to transport the paper sheet through the drying section of paper-making machines, where high temperatures from large, steam-heated dryer cylinders evaporate the remaining moisture from the paper sheet. Dryer fabrics, which are less technically advanced than forming fabrics or press felts, are woven from heat-resistant yarns with a coarser mesh than forming fabrics. In 2010, dryer fabrics accounted for approximately 5% of net sales in our clothing segment.

Industrials and Other. We also manufacture other types of clothing used in other industrial applications, such as steel, plastics, leather and textiles manufacturing. In 2010, net sales for such industrial applications accounted for 11% of net sales in our clothing segment. We also manufacture auto-joining equipment used on paper-making machines. Net sales of auto-joining equipment accounted for less than 1% of net sales in our clothing segment in 2010.

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

We typically sell roll covers for between $1,000 per roll (e.g., for a small installed rubber roll cover) and $300,000 per roll (e.g., for a large installed polyurethane cover). Net sales of roll covers accounted for approximately 57% of our total net sales in our roll covers segment in 2010.

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

We offer a wide range of mechanical maintenance and repair services for the internal mechanisms of rolls. Paper producers are increasingly finding it economical to have the company that refurbishes or replaces a roll cover also perform work on the internal roll mechanisms at the same time, which avoids having multiple suppliers and incurring additional time and transportation charges. We began performing such services to meet the demands of our customers and attempt to gain a competitive advantage. As of December 31, 2010, we provide major mechanical services at ten locations around the world. Roll cover refurbishment services and mechanical services accounted for approximately 18% of our total net sales in our roll covers segment in 2010.

Spreader rolls. We manufacture and repair spreader rolls, which are small-diameter curved rolls used throughout a paper-making machine to stretch, smooth and remove wrinkles from the paper and clothing. There are approximately five to seven spreader rolls in a typical paper-making machine. We typically sell spreader rolls for between $1,000 and $200,000 per roll. We also rebuild and overhaul existing spreader rolls, typically for between $1,000 and $100,000 per roll. Net sales of spreader rolls and related services accounted for approximately 25% of our total net sales in our roll covers segment in 2010.

New Roll Products. We have introduced a number of innovations to our roll cover and spreader roll products in recent years, including shoe press belts which utilize our expertise in polyurethane material and manufacturing technologies, composite calendar roll covers that use nanoparticle technology to improve roll cover durability and paper gloss, as well as covers that use an improved polyurethane to increase abrasion and moisture resistance as well as responsiveness and stability. We are evaluating new products, which will use different materials and utilize different sales channels and provide enhancements to our existing product line. In late 2008, we introduced SmartRoll™, the first continuous pressure sensing paper machine roll. SmartRoll™ enables the paper maker to maximize performance by qualitatively measuring the operating pressures of the paper machine while the machine is running. To date, customers have ordered 90 SmartRoll™ units and approximately 50% of those are already operational, confirming market acceptance.

In 2010, net sales to the paper-making industry accounted for approximately 93% of our total net sales in our roll covers segment. Paper producers accounted for approximately 81% of net sales, and paper-making machine manufacturers accounted for approximately 12% of net sales. Net sales for use in other industrial applications, including steel, plastics, leather and textiles manufacturing, accounted for the remaining 7% of our net sales in our roll covers segment.

Customers

We supply leading paper producers worldwide. Our top ten customers accounted for 22.7% of net sales in 2010 and individually, no customer accounted for more than 4.7% of 2010 net sales. In 2010, 36.1% of our net sales was in North America, 34.4% was in Europe, 10.0% was in South America, 17.3% was in Asia-Pacific and 2.2% was in the rest of the world. See Note 15 to the accompanying audited consolidated financial statements for geographic information related to net sales and long-lived assets.

Competition

Our largest competitors are Albany International Corp. (a publicly-owned U.S. company), which supplies clothing products, Voith AG (a privately-owned German company) and Metso Corporation (a publicly-owned Finnish company), both of which supply both clothing and roll products. Voith and Metso are also the leading manufacturers of paper-making machines. In addition, we also face competition from smaller regional suppliers.

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

Research and Development

Our continuing ability to deliver value depends on developing product innovations. As we create new and improved products we often obtain patent protection for our innovations, which is indicative of our technical capabilities and creativity. Although we do not consider any single patent to be material to our business, we believe that, in the aggregate, our patents and other intellectual property provide us with a competitive advantage. We currently have approximately 240 domestic and foreign patents outstanding and approximately 105 pending patent applications. Our patents and patent applications cover approximately 65 different inventions. Some of our competitors license our technology from us in exchange for royalty payments, although such licensing does not represent a material amount of our business.

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

Environmental

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

We believe that any liability in excess of amounts provided in Note 12 to the Consolidated Financial Statements which may result from the resolution of such matters will not have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

Employees

As of December 31, 2010 we had 3,404 employees worldwide, of which 2,577 were manufacturing employees, 416 were sales and marketing employees, 96 were in research and development and 315 were administrative and other employees. As of December 31, 2010, 2,402, or 70.6%, of our employees are subject to protection as members of trade unions or various collective bargaining agreements, primarily outside of the United States. We believe that we have good relations with our employees’ trade unions and labor unions and we have not experienced any material labor disputes.

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

We maintain a website at www.xerium.com to provide information to the general public and our shareholders on our products and services, along with general information on Xerium. We make our periodic and current reports available, free of charge, on our web site as soon as reasonably practicable after these reports are filed with, or furnished to, the SEC. Our corporate code of business conduct and ethics, our corporate governance guidelines, and the charters of each of the Audit, Compensation, and Nominating and Corporate Governance Committees of our board of directors are also made available, free of charge, on our website. Our corporate code of business conduct and ethics, which includes our code of ethics, and related waivers (if any) are posted on our website. Copies of these documents may be obtained, free of charge, by writing Investor Relations, Xerium Technologies, Inc., 8537 Six Forks Road, Suite 300, Raleigh, North Carolina 27615, or telephoning us at 919-526-1444.

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

Risks Relating to our Business and the Industry

A sustained downturn in the paper industry, compounded by uncertainty in global economic conditions, could adversely affect our net sales and profitability.

Historically, demand for our products has been driven primarily by the volume of paper produced on a worldwide basis. As a result, trends that affect the paper industry will impact our business and financial results.

The profitability of paper producers has historically been highly cyclical due to wide swings in the price of paper, driven to a high degree by the oversupply of paper during periods when paper producers have more aggregate capacity than the market requires. A sustained downturn in the paper industry, either globally or in a particular region, can cause paper manufacturers to reduce production or cease operations, which could adversely affect our net sales and profitability.

In response to significant changes in the sector, particularly in late 2008 and 2009, paper producers have continually sought to structurally improve the balance between the supply of and demand for paper. As part of these efforts, they have permanently shut down many paper-making machines or entire manufacturing facilities.

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

Global paper production growth that does occur could be moderated by the level of industry consolidation and paper-machine shutdown activity that appears to be an underlying trend in North America and Western Europe. We believe that industry consolidation in both North America and Western Europe appears to have bottomed as market-related curtailment has abated. During 2010, global paper demand has increased and machine operating rates have escalated across most paper grades and geographic regions. However, we continue to see the trend that paper producers are focusing on cost reduction strategies and, as a result, are extending the life of roll covers and clothing products through additional maintenance cycles before replacing them. We anticipate that pricing pressure for our products will continue with the consolidation among paper producers and as the shift of paper production growth in Asia-Pacific develops.

We may be required to reorganize our operations in response to changing conditions in the paper industry, which may require significant expenditures and may not be successful.

In the past several years, we have undertaken various operational restructuring measures in response to changing market conditions in the paper industry triggered by the decline in paper prices that began in 2001. For example, between 2002 and 2010, we incurred costs of approximately $86 million in connection with our cost reduction programs including the closure of 14 manufacturing facilities worldwide.

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

Fluctuations in currency exchange rates could adversely affect our net sales, profitability and compliance with our debt covenants.

Our foreign operations expose us to fluctuations in currency exchange rates and currency devaluations. We report our financial results in U.S. Dollars, but a substantial portion of our sales, expenses and debt are denominated in Euros and other currencies. As a result, changes in the relative values of U.S. Dollars, Euros and other currencies will affect our levels of net sales and profitability. Currency fluctuations, as they pertain to the Euro, generally have a greater effect on the level of our net sales due to the amount of business conducted in Euros. An increase in the U.S. Dollar against the Euro generally results in a decrease to net sales and net income. Increases in the U.S. Dollar against other currencies, such as the Brazilian Real, would not impact consolidated net sales as much, as a significant portion of sales in that country is significantly denominated in or indexed to U.S. Dollars, but generally would increase net income as local currency costs would be translated into lower U.S. Dollar expenses for financial reporting purposes. We would expect a similar but opposite effect in a period in which the value of the U.S. Dollar decreases against these currencies. Although in certain circumstances we attempt to hedge our exposure to fluctuations in currency exchange rates, our hedging strategies may not be effective. In addition, our Amended and Restated Credit Facility and Exit Facility (each defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Chapter 11 Filing, Emergence and Plan of Reorganization”) contain financial covenants that require us to maintain a minimum interest coverage ratio, a maximum leverage ratio and an annual limitation on capital expenditures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facilities”. Our ability to comply with these covenants will depend in part upon our reported financial results, which as indicated above, are directly affected by currency fluctuations. Since each of the financial ratio covenants in our credit facilities are calculated by reference to the amount of our Adjusted EBITDA, currency fluctuations alone could lower the amount of our Adjusted EBITDA and therefore affect our ability to remain in compliance with our financial ratio covenants. Our credit facilities provide that for the purposes of computing debt, which is a key component in the calculation of the leverage ratio, indebtedness which is payable in foreign currencies shall be converted into U.S. Dollars using the average exchange rate for the most recently ended four fiscal quarters for which our financial statements are available. For additional information about the risks associated with fluctuations in currency exchange rates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign Exchange”.

Increased price competition in our industry could adversely affect our gross margins and net sales.

Historically, we and our competitors have been able to sell clothing and roll covers products and services at favorable prices that reflect the value they deliver to customers. This favorable pricing has been particularly available for our more technologically advanced products, such as forming fabrics, press felts and roll covers. In recent years, the financial health of our customers and continued pricing pressure from our competitors required us to reduce prices in some cases, and eliminate or decrease the size of proposed price increases in other cases, resulting in price decreases in both of our business segments. Further pricing pressure from our competitors may require further price decreases or make us unable to affect planned price increases and, thereby, adversely affect our profitability.

Our industry is competitive and our future success will depend on our ability to effectively develop and market competitive products.

The paper-making consumables industry is highly competitive. Some of our competitors are larger than us, have greater financial and other resources and are well-established as suppliers to the markets we serve. For example, while we are targeting expansion of our business in China, we face substantial competition from manufacturers already operating there that are more established and familiar with the Chinese marketplace. In addition, some of our competitors also manufacture paper-making machines and have the ability to initially package sales of their clothing and roll cover products with the sale of their machines and/or to tie the warranties on their machines to the use of their clothing and roll cover products. Our products may not be able to compete successfully with the products of our competitors, which could result in a loss of customers and, as a result, decreased net sales and profitability. We compete primarily based on the value our products deliver to our customers. Our value proposition is based on a combination of price and the technology and performance of our products, including the ability of our products to help reduce our customers’ production costs and increase the quality of the paper they produce. Our competitors could develop new technology or products that lead to a reduced demand for our products. In addition, our business depends on our customers regularly needing to replace the clothing and roll covers used on their paper-making machines. Either we or our competitors could develop new technologies that increase the useful life of clothing or roll covers, which could reduce the frequency with which our customers would need to replace their clothing and refurbish or replace their roll covers, and consequently lead to fewer sales.

Because we have substantial operations outside the United States, we are subject to the economic and political conditions of foreign nations.

We have manufacturing facilities in 14 foreign countries. In 2010, we sold products in approximately 67 countries other than the United States, which represented approximately 73.1% of our net sales. We operate in a number of foreign countries and may face challenges unique to those countries such as in hiring employees, our relations with various parties, including suppliers and governmental agencies, and in production. In the second quarter of 2010, we executed a memorandum of understanding with a Chinese paper machine clothing manufacturer which calls for us and the manufacturer to enter into discussions regarding a potential business collaboration, which, if fully implemented, could provide Xerium with in-country manufacturing capabilities within China.

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

The occurrence of any of these conditions could disrupt our business in particular countries or regions of the world, or prevent us from conducting business in particular countries or regions, which could adversely affect our net sales and profitability. In addition, as a holding company we rely on dividends and other payments or distributions from our subsidiaries to meet our debt obligations. If foreign governments impose limitations on our ability to repatriate funds or impose or increase taxes on remittances or other payments to us, the amount of dividends and other distributions we receive from our subsidiaries could be reduced, which could reduce the amount of cash available to us to meet our debt obligations.

Our manufacturing facilities may be required to operate at or near capacity, which could negatively affect our production, customer order time, product quality and labor relations.

As part of our efforts to reduce our costs, we have attempted to reduce or eliminate excess manufacturing capacity through closure of certain of our manufacturing plants and consolidation of our production. As a result, however, from time to time our ability to meet customer demand for our products may rely on our ability to operate our remaining manufacturing facilities at or near capacity on an uninterrupted basis. Our manufacturing facilities are dependent on critical equipment, and operating such equipment at or near capacity for extended periods may result in increased equipment failures or other reliability problems, which may result in production shutdowns or periods of reduced production. Such disruptions could have an adverse effect on our operations and financial results. In addition, insufficient manufacturing capacity or other delays may cause our customer order times to increase and our product quality to decrease, which may increase warranty costs and negatively affect customer demand for our products and customer relations generally. Operating our facilities at or near capacity may also negatively affect relations with our employees, which could result in higher employee turnover, labor disputes and disruptions in our operations.

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

The loss of our major customers could have a material adverse effect on our net sales and profitability.

Our top ten customers generated 22.7% of our net sales during 2010. The loss of one or more of our major customers, financial difficulties faced by our customers or a substantial decrease in such customers’ purchases from us, could have a material adverse effect on our net sales and profitability. Because we do not generally have binding long-term purchasing agreements with our customers, there can be no assurance that our existing customers will continue to purchase products from us.

We may fail to adequately protect our proprietary technology, which would allow competitors or others to take advantage of our research and development efforts.

We rely upon trade secrets, proprietary know-how, and continuing technological innovation to develop new products and remain competitive. If our competitors learn of our proprietary technology, they may use this information to produce products that are equivalent or superior to our products, which could reduce the net sales of our products. Our employees, consultants, and corporate collaborators may breach their obligations not to reveal our confidential information, and any remedies available to us may be insufficient to compensate our damages. Even in the absence of such breaches, our trade secrets and proprietary know-how may otherwise become known to our competitors, or be independently discovered by our competitors, which could adversely affect our competitive position.

Our success and ability to compete in the future may depend upon obtaining sufficient patent protection for proprietary technology.

Our patent applications may not result in issued patents, and even if they result in issued patents, the patents may not have claims of the scope we seek. Even in the event that these patents are not issued, the applications may become publicly available and proprietary information disclosed in the applications will become available to others. In addition, any issued patents may be challenged, invalidated or declared unenforceable. The term of any issued patent in the United States would be 20 years from its filing date, and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may be issued. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents. Also, patent protection in certain foreign countries may not be available or may be limited in scope and any patents obtained may not be as readily enforceable as in the United States, making it difficult for us to effectively protect our intellectual property from misuse or infringement by other companies in these countries. Our inability to obtain and enforce our intellectual property rights in some countries may harm our business. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important.

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

Our future success depends on the continued contributions of our key senior management personnel, including Stephen R. Light, our President, Chief Executive Officer and Chairman. The loss of services of any of our key personnel might significantly delay or prevent the achievement of our business objectives and could cause us to incur additional costs to recruit replacements. Each member of our executive management team may terminate his or her employment at any time. We do not maintain “key person” life insurance with respect to any of our executives. As of December 31, 2010, Brian J. Fox is serving as our interim Chief Financial Officer and Chief Accounting Officer. While we continue to search for a permanent Chief Financial Officer, we can give no assurances as to when, or if, we will locate a suitable candidate, and we may be adversely affected if we are unable to identify a qualified permanent Chief Financial Officer in a timely manner.

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

As of December 31, 2010, we had 3,404 employees, approximately 36% of whom were subject to protection of various collective bargaining agreements and approximately 35% of whom were subject to job protection as members of trade unions, employee associations or workers’ councils. Approximately 55% of the employees subject to collective bargaining agreements (or approximately 33% of our total employees) were covered by collective bargaining agreements that expire prior to December 31, 2011. We cannot be certain that we will be able to renew such collective bargaining agreements, or enter into new collective bargaining agreements, which do not adversely affect our operating results and that we will be without production interruptions, including labor stoppages. In addition, approximately 77% of the employees subject to job protection as members of trade unions, employee associations or workers’ councils (or approximately 55% of our total employees) were subject to arrangements that expire prior to December 31, 2011. We cannot be certain that the terms of employment applicable to such employees will not change in a manner which adversely affects our operating results. We cannot be certain that we will not experience disruptions in our operations as a result of labor disputes or experience other labor relations issues. If we are unable to maintain good relations with our employees, our ability to produce our products and provide services to our customers could be reduced and/or our production costs could increase, either of which could disrupt our business and reduce our net sales and profitability.

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

Our reorganization was designed to improve our consolidated balance sheet and capital structure by decreasing our outstanding consolidated debt and significantly reducing our annual interest expense. However, these efforts may not be sufficient to enable us to improve our operating results. Although we recently reduced our debt obligations under the Plan of Reorganization, we continue to have a significant amount of debt. Our ability to satisfy our ongoing debt service obligations will depend on our ability to achieve our financial forecasts. These forecasts are based on certain assumptions regarding foreign currency exchange rates, demand for paper products, the level of paper production and inventories, the number of mills producing paper and the financial health and access to capital of the paper producers. Should these assumptions prove to be incorrect, our future financial forecasts may vary significantly from what we anticipated during our restructuring, jeopardizing our ability to satisfy our debt service obligations. Accordingly, we cannot assure you that we will be able to achieve our objectives with respect to the business restructuring strategy.

We will remain highly leveraged for the foreseeable future, which could impact our financing options, financial results and liquidity position.

Although we recently reduced our debt obligations under the Plan of Reorganization, we continue to have a significant amount of debt. As of December 31, 2010, our total amount of outstanding debt, on a consolidated basis, was $481.4 million. The degree to which we are leveraged on a consolidated basis could have important consequences to us, including that we may be more vulnerable to economic downturns, be limited in our flexibility to plan for and react to changes in our business or strategy. In addition, in the event that we seek to refinance our debt or require additional refinancing in the future, we may be unable to do so on attractive terms or at all.

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

Required payments with respect to our indebtedness, including additional debt repayments based on fifty percent of our “excess cash”, as defined in the Amended and Restated Credit Facility and Exit Facility, will reduce the amount of funds available for other corporate purposes, which could harm our competitiveness and/or limit opportunities to grow our business.

Fluctuations in interest rates could adversely affect our liquidity, interest expense and financial results.

Our credit facilities have variable interest rates. To the extent that we do not enter into hedging arrangements that effectively fix the interest rate on a portion of our senior debt, the interest rate on all of the debt covered by our credit facilities will fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense may increase, in which event, we may have difficulty making interest payments and funding our other costs and our ability to comply with the financial covenants in our credit facilities may be adversely affected. We terminated our outstanding interest rate swaps at December 31, 2009 and have not entered into any new interest rate swap agreements since that time. Consequently, our financial statements could be exposed to the effects of interest rate fluctuations, which could have a material impact on our results of operations. However, under the Amended and Restated Credit Facility, the CDOR Rate, the LIBOR Rate and the Euribor Rate are subject to a minimum base rate of 2.00% per annum, which is currently higher than the respective base rates, which were 1.24%, 0.30281% and 1.021% at December 31, 2010, respectively.

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

On December 31, 2010 the closing price of our common stock was $15.95 as compared with $15.20 as of December 31, 2009. During the twelve months ended December 31, 2010, the lowest closing price of our common stock was $9.40 and the highest closing price was $28.00. All share prices reflect the effective 20-to-1 reverse stock split that occurred on the Effective Date.

Some companies that have had volatile market prices for their securities have had securities class action lawsuits filed against them. Such lawsuits, should they be filed against us in the future, could result in substantial costs and a diversion of management’s attention and resources. This could have a material adverse effect on our business, results of operations and financial condition.

Certain shareholders have significant influence over our business and significant transactions.

On the Effective Date, by operation of the Plan, all of our common stock then outstanding, par value $0.01 (the “Old Common Stock”), was cancelled and approximately 82.6% of our new common stock, par value $0.001 (the “New Common Stock”) was issued to our lenders. Holders of our Old Common Stock were issued approximately 17.4% of the New Common Stock, along with warrants to purchase up to an additional 10% of the New Common Stock outstanding on the Effective Date on a fully diluted basis. Also pursuant to the Plan, a majority of the directors serving on our reconstituted Board of Directors were nominated by certain of our lenders, including American Securities LLC (together with its affiliates, “American Securities”) and Carl Marks Strategic Investments, L.P. (together with its affiliates, “Carl Marks”). We also entered into the Director Nomination Agreements on the Effective Date with certain of our lenders, including American Securities and Carl Marks, pursuant to which the applicable Nominating Lender(s) may designate one individual for nomination to our Board of Directors, so long as the Nominating Lender(s) continues to own at least 50% of the New Common Stock issued to such lender(s) on the Effective Date.

As of December 31, 2010, the total amount outstanding under our Amended and Restated Credit Facility was approximately $475.6 million, and Carl Marks held approximately 9.6% of the outstanding loans and commitments under our Amended and Restated Credit Facility. In addition, Carl Marks owns 10.0% of the outstanding shares of New Common Stock. Mr. Wilson, who is a general partner of Carl Marks Management Company is also a member of our Board of Directors. In addition, American Securities LLC holds 14.5% of the outstanding shares of New Common Stock and Mr. Saiontz, a member of our Board of Directors, is a managing director of American Securities LLC. As a result, Carl Marks and American Securities have a strong ability to influence our business, policies and affairs, and we cannot be certain that their interests will be consistent with the interests of other holders of common stock.

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

As of December 31, 2010, we operate 38 facilities, of which 31 are manufacturing facilities in 14 countries located in Argentina, Austria, Australia, Brazil, Canada, China, Finland, France, Germany, Italy, Japan, Mexico, Spain and the United States. Of the 31 manufacturing facilities that we operate, 11 are clothing manufacturing facilities, 18 are rolls manufacturing facilities and 2 are both clothing and rolls facilities. Almost all of our facilities are owned by us, rather than leased.

Excluded from the above property information is (i) one vacant former rolls manufacturing facility in Sherbrooke, Canada which was closed in the first quarter of 2009, and held for sale at December 31, 2010. We sold this property in January of 2011; and (ii) A vacant facility in Vietnam which is held for sale at December 31, 2010.

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

Our common stock (the “Common Stock”) is quoted on the New York Stock Exchange under the symbol “XRM”. On March 2, 2011, there were approximately 62 stockholders of record of our Common Stock and the closing price of our Common Stock as reported by the New York Stock Exchange was $21.95 per share. The following table lists the high and low sales prices for our Common Stock within the two most recent fiscal years. All stock prices have been adjusted to reflect the effective 20 to 1 reverse stock split of our common stock on May 25, 2010.

Period	High	Low
2010
Fourth quarter	$16.24	$12.32
Third quarter	14.16	9.66
Second quarter	28.00	13.15
First quarter	20.00	9.40

2009
Fourth quarter	$27.20	$9.60
Third quarter	35.60	16.40
Second quarter	44.00	11.20
First quarter	19.00	6.00

Our credit facility, as amended, prohibits our payment of dividends and accordingly, we made no such payments during the years ended December 31, 2009 and 2010.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and the related Notes to Consolidated Financial Statements. All per share amounts have been adjusted to reflect the effective 20-to-1 reverse stock split of our common stock on May 25, 2010

	Year ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Statement of operations data:
Net sales	$548,334	$500,091	$638,139	$615,426	$601,439
Costs and expenses:
Cost of products sold	333,958	312,596	394,467	361,913	355,375
Selling	72,883	66,808	80,175	79,157	76,313
General and administrative	74,798	56,169	92,112	70,218	70,621
Restructuring and impairments	10,004	4,080	16,968	7,733	4,736
Research and development	11,427	11,309	11,740	10,189	9,878
Goodwill impairment	—	80,600	—	185,300	—
Curtailment/settlement gains	—	—	(39,968)	—	—

Total operating costs and expenses	503,070	531,562	555,494	714,510	516,923

Income (loss) from operations	45,264	(31,471)	82,645	(99,084)	84,516
Other income (expense):
Interest expense, net	(56,795)	(67,300)	(58,504)	(53,126)	(40,016)
Foreign exchange gain (loss)	1,668	(905)	6,356	(347)	(105)

Income (loss) before reorganization items and provision for income taxes	(9,863)	(99,676)	30,497	(152,557)	44,395
Reorganization items	(44,957)	—	—	—	—

Income (loss) before provision for income taxes	(54,820)	(99,676)	30,497	(152,557)	44,395
Provision (benefit) for income taxes	18,266	12,317	3,901	(2,345)	13,107

Net income (loss)	$(73,086)	$(111,993)	$26,596	$(150,212)	$31,288

Net income (loss) per common share—basic	$(7.29)	$(45.80)	$11.60	$(67.20)	$14.20

Net income (loss) per common share—diluted	$(7.29)	$(45.80)	$11.60	$(67.20)	$14.20

Cash dividends per common share	$—	$—	$—	$11.25	$18.00

	Year ended December 31,
	2010	2009	2008	2007	2006
Balance sheet data (at end of period):
Unrestricted cash and cash equivalents	$38,701	$23,039	$34,733	$24,218	$16,816
Total assets	700,143	693,511	818,097	899,027	996,174
Senior debt	475,563	583,564	606,200	657,506	628,317
Total debt	481,361	640,121	616,957	666,801	639,060
Total stockholders’ equity (deficit)	18,735	(119,657)	(27,581)	(1,052)	116,580

Cash flow data:
Net cash provided by operating activities	$20,734	$16,131	$77,068	$89,020	$69,236
Net cash used in investing activities	(37,488)	(14,171)	(35,233)	(57,200)	(37,940)
Net cash provided by (used in) financing activities	32,626	(14,630)	(32,312)	(27,237)	(78,208)

Other financial data:
Depreciation and amortization	$41,281	$41,867	$45,928	$45,540	$45,392
Capital expenditures	27,928	19,532	39,028	47,859	32,456

The following table presents our unaudited consolidated statements of operations data for each quarter in the two years ended December 31, 2010. The information for each of these quarters is unaudited, but has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. Certain prior period balances have been reclassified to conform with the current year presentation. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been made to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the notes thereto appearing elsewhere in this document. These operating results are not necessarily indicative of the results of operations that may be expected for any future period. All per share amounts have been adjusted to reflect the effective 20-to-1 reverse stock split of our common stock on May 25, 2010

	For the Three Months Ended
	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	Mar 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	Mar 31, 2009
	(in thousands, except per share data)
Statement of operations data:
Net sales	$144,593	$135,899	$132,827	$135,015	$132,437	$130,308	$120,843	$116,503
Costs and expenses:
Cost of products sold	86,287	83,258	81,109	83,304	83,640	81,520	75,225	72,211
Selling	18.897	18,043	17,901	18,042	17,234	16,991	16,075	16,508
General and administrative	14,701	15,652	17,595	26,850	21,069	15,428	6,464	13,208
Restructuring and impairments	2,571	3,322	2,544	1,567	1,186	1,754	1,026	114
Research and development	2,720	2,887	2,952	2,868	3,141	2,708	2,740	2,720
Goodwill impairment	—	—	—	—	80,600	—	—	—

Total operating costs and expenses	125,176	123,162	122,101	132,631	206,870	118,401	101,530	104,761

Income (loss) from operations	19,417	12,737	10,726	2,384	(74,433)	11,907	19,313	11,742
Other income (expense):
Interest expense, net	(12,266)	(12,020)	(16,865)	(15,644)	(19,348)	(16,425)	(15,570)	(15,957)
Foreign exchange gain (loss)	932	744	370	(378)	(680)	561	555	(1,341)

Income (loss) before reorganization items and provision for income taxes	8,083	1,461	(5,769)	(13,638)	(94,461)	(3,957)	4,298	(5,556)
Reorganization items	(583)	(799)	(29,192)	(14,383)	—	—	—	—

Income (loss) before provision for income taxes	7,500	662	(34,961)	(28,021)	(94,461)	(3,957)	4,298	(5,556)
Provision for income taxes	6,762	4,318	5,050	2,136	2,304	3,424	2,697	3,892

Net income (loss)	$738	$(3,656)	$(40,011)	$(30,157)	$(96,765)	$(7,381)	$1,601	$(9,448)

Net income (loss) per common share—basic	$0.05	$(0.24)	$(5.38)	$(12.05)	$(39.60)	$(3.02)	$0.66	$(3.87)

Net income (loss) per common share—diluted	$0.05	$(0.24)	$(5.38)	$(12.05)	$(39.60)	$(3.02)	$0.65	$(3.87)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Beginning in 2008 and continuing through most of 2009, the global paper industry experienced a sharp reduction in production levels, caused by the general slowdown in economic activity and related paper consumption during the same period and the paper manufacturers’ reducing excessive inventories. The slowdown of production was across most grades of paper production, but most notably in packaging and newsprint grades. For packaging grades, demand is directly related to broad manufacturing and transportation activity reduction, while newsprint demand has been declining over a number of years due to the greater prevalence of electronic media, exacerbated during the recession by a reduction in print advertising. One of the results of this recession driven reduction in demand for paper products was that the paper manufacturers dramatically and quickly reduced production through curtailments of machines and complete mill shutdowns. These curtailments, which began in late 2008, served to reduce inventories and match output with demand. By early 2010, most mills and equipment not permanently shuttered had resumed production.

In 2010, however, global paper and board production began to recover, particularly in developing countries. As international shipments of manufactured goods recovered, containerboard production recovered particularly strongly, contributing over 50% of the total global improvement, though the rate of recovery slowed somewhat during the second half of 2010. Going forward, we expect that global paper and board manufacturers’ operating rates will remain near their current high levels as capacity keeps pace with production, which may have a positive impact on the demand for some of our products. While there continues to be price pressure due to our competitors pursuing increased market share in 2010, as compared with 2009, we were successful in increasing our pricing levels in our roll covers segment and maintaining them relatively constant in our clothing segment.

Overview

We are a leading global manufacturer and supplier of two types of consumable products used primarily in the production of paper—clothing and roll covers. Our operations are strategically located in the major paper-producing regions of North America, Europe, South America and Asia-Pacific.

Our products play key roles in the formation and processing of paper along the length of a paper-making machine. Paper producers rely on our products and services to help improve the quality of their paper, differentiate their paper products, operate their paper-making machines more efficiently and reduce production costs. Our products and services typically represent only a small fraction of a paper producer’s overall production costs, yet they reduce costs by permitting the use of lower-cost raw materials and reducing energy consumption. Paper producers must replace clothing and refurbish or replace roll covers regularly as these products wear down during the paper production process. Our products are designed to withstand extreme temperature, chemical and pressure conditions, and are the result of a substantial investment in research and development and highly sophisticated manufacturing processes. We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed on a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is selected to fit each individual paper-making machine and process. In 2010, our clothing segment represented 66% of our net sales.

Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by the paper producer. Roll covers are tailored to each individual paper-making machine and process, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and manufacture spreader rolls. Additionally, we provide various related products and services to our customers, both directly and through third party providers, as a growing part of our overall product offering through our roll covers sales channels. In 2010, our roll cover segment represented 34% of our net sales.

In 2010, net sales in other industrial applications outside of the paper industry, such as steel, plastics and textiles, accounted for approximately 11% and 7% of the net sales in our clothing segment and roll covers segment, respectively.

Industry Trends and Outlook

Historically, demand for our products has been driven primarily by the volume of paper produced on a worldwide basis. We expect the growth of global paper production from 2011 to 2014 to be between 3% and 4% per annum. Generally, and over time, we expect growth in paper production to be greater in Asia-Pacific, South America and Eastern Europe than in the more mature North American and Western European regions where demand may potentially decline. Between 2008, especially the latter part of the year, and 2009, the global paper industry experienced a sharp reduction in production levels, caused by the general slowdown in economic activity and related paper consumption during the same period. In 2010, however, global paper and board production began to recover from the economic recession and show growth, particularly in developing countries. We believe that our increase in net sales volume in 2010 as compared with 2009 reflects this ongoing recovery as well as the success of our new products

The profitability of paper producers has historically been highly cyclical due to wide swings in the price of paper, driven to a high degree by the oversupply of paper during periods when paper producers have more aggregate capacity than the market requires. A sustained downturn in the paper industry, either globally or in a particular region, can cause paper manufacturers to reduce production or cease operations, which could adversely affect our net sales and profitability. Since 2000, paper producers have taken actions that seek to structurally improve the balance between the supply of and demand for paper. As part of these efforts, they have permanently shut down many paper-making machines or entire manufacturing facilities. Papermakers continue to experience low levels of profitability, and we believe that further consolidation among papermakers, reducing the number of paper producers, and shutdowns of paper-making machines or facilities will occur in Europe and North America, until there is a better balance between supply and demand for paper and the profit levels of paper producers improve. This rebalancing has been accelerated during the current global economic recession. Over a number of years, consumption growth of paper, particularly in South America and Asia-Pacific, is expected to drive an increase in the global production rates required to maintain balance between supply and demand. It is highly likely, however, that a consumption slow-down and related effect on global paper production will continue in the near term, exacerbated by the recent global economic recession. Also affecting machine curtailments are structural productivity gains from improved products that we and our competitors supply.

Global paper production growth that does occur would be moderated by the level of industry consolidation and paper-machine shutdown activity that is a continuing underlying trend in North America and Western Europe. We also believe that, in addition to industry consolidation and paper machine shutdown activity in North America and Western Europe, the trend towards new paper machine designs which have fewer rolls and market recognition of extended life of our roll cover products has been and will continue to negatively impact demand for these products and that the volume potential for the roll covers business may slowly diminish, offset by our introduction of new products and increasing market share of proprietary products such as our SmartRoll™. Additionally, we are seeing a trend that paper producers are placing an increasing emphasis on maintenance cost reduction and, as a result, are extending the life of roll covers through additional maintenance cycles before replacing them.

We anticipate that pricing pressure for our products will continue with the consolidation among paper producers and as the shift of paper production growth in Asia-Pacific develops. In response to this pricing pressure, we expect to increase our expenditure levels on research and development, and continue to enhance and deploy our value added selling approach as part of our strategy to differentiate our products, while at the same time we remain focused on cost reduction and efficiency programs. The negative paper industry trends described above are likely to continue. Though an economic recovery appears to be underway, we believe that the paper industry will experience increased emphasis on cost reduction, continued paper-machine shutdown activity, and reduced availability of credit than would have been the case in the absence of the economic downturn. These industry dynamics could negatively impact our business, results of operations and financial condition.

Net sales and Expenses

Net sales in both our clothing and roll covers segments are primarily driven by the following factors:

•	The volume of worldwide paper production;

•	Advances in the technology of our products, which can provide value to our customers by improving the efficiency of paper-making machines and reduce our manufacturing costs;

•	Our ability to provide products and services which reduce paper-making machine downtime, while at the same time allowing the manufacture of high quality paper products; and

•	The impact of currency fluctuations.

Net sales in our roll covers segment include our mechanical services business. We have expanded this business in response to demand from paper producers that we perform work on the internal mechanisms of a roll while we refurbish or replace a roll cover. In our clothing segment, a small portion of our business has been conducted pursuant to consignment arrangements under which we do not recognize a sale of a product to a customer until the customer places the product into use, which typically occurs some period after the product is shipped to the customer or to a warehouse location near the customer’s facility. We are striving to reduce the number of consignment arrangements and increase the use of standard terms of sale under which we recognize a sale upon product shipment. We expect this effort to be successful over the next several years.

Our operating costs are primarily driven by total sales volume, the impact of inflation, foreign currency fluctuations and the level and impact of cost reduction programs.

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

The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $11.4 million, $11.3 million and $11.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Foreign Exchange

We have a geographically diverse customer base. In 2010, approximately 36% of our net sales was in North America, 34% was in Europe, 10% was in South America, 17% was in Asia-Pacific and 3% was in the rest of the world.

A substantial portion of our net sales is denominated in Euros or other currencies. As a result, changes in the relative values of U.S. Dollars, Euros and other currencies affect our reported levels of net sales and profitability as the results are translated into U.S. Dollars for reporting purposes. In particular, increases in the value of the U.S. Dollar relative to the value of the Euro and these other currencies negatively impact our levels of revenue and profitability because the translation of a certain number of Euros or units of such other currencies into U.S. Dollars for financial reporting purposes will represent fewer U.S. Dollars.

For certain transactions, our net sales are denominated in U.S. Dollars but all or a substantial portion of the associated costs are denominated in a different currency. As a result, changes in the relative values of U.S. Dollars, Euros and other currencies can affect the level of the profitability of these transactions. The largest proportion of such transactions consist of transactions in which the net sales are denominated in or indexed to U.S. Dollars and all or a substantial portion of the associated costs are denominated in Euros, Reals or other currencies.

Currency fluctuations have a greater effect on the level of our net sales than on the level of our income (loss) from operations. For example, in 2010 as compared to 2009, the change in the value of the U.S. Dollar against most of the currencies we conduct our business in resulted in net currency decreases in net sales and income from operations of $2.8 million and $1.3 million, respectively. Although the 2010 results reflect a period in which the value of the U.S. Dollar increased against the Euro as compared to 2009, we would expect an opposite effect in a period in which the value of the U.S. Dollar decreases.

During 2010, we conducted business in 9 foreign currencies. The following table provides the average exchange rate in 2010 and 2009 of the U.S. Dollar against each of the four foreign currencies in which we conduct the largest portion of our operations.

Currency	Average exchange rate of the U.S. Dollar in 2010	Average exchange rate of the U.S. Dollar in 2009
Euro	$1.33 = 1 Euro	$1.39 = 1 Euro
Brazilian Real	$0.57 = 1 Brazilian Real	$0.51 = 1 Brazilian Real
Canadian Dollar	$0.97 = 1 Canadian Dollar	$0.88 = 1 Canadian Dollar
Australian Dollar	$0.92 = 1 Australian Dollar	$0.79 = 1 Australian Dollar

Over the last two years, approximately 40% of our operations have been conducted in Euros, approximately 9% in the Brazilian Real (although a significant portion of Brazil net sales are in US Dollars) and approximately 7% in the Canadian Dollar.

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

Due to reduced credit limits at some of our banks, we have been entering into fewer foreign currency hedging arrangements than we had historically and may not be able to enter into as many hedging arrangements in the future. As a result, our financial statements are more exposed to the effects of currency fluctuations, both favorable and unfavorable, which could have a material impact on our results of operations.

Chapter 11 Filing, Emergence and Plan of Reorganization

We and certain of our subsidiaries filed voluntary petitions for relief under the Bankruptcy Code on March 30, 2010 in the Bankruptcy Court. On April 1, 2010, following approval by the Bankruptcy Court, we entered into a debtor-in-possession financing facility (the “DIP Facility”) consisting of a $20 million revolving credit facility and $60 million term loan. On May 12, 2010, the Bankruptcy Court held a hearing to consider confirmation of the Plan and entered the Confirmation Order confirming the Plan.

On the May 25, 2010 (“Effective Date”), the Plan became effective, at which time we emerged from chapter 11. On the Effective Date, the provisions of the Plan became binding on us, certain of our subsidiaries, any entity issuing securities under the Plan, any entity acquiring property under the Plan, and any creditor or equity interest holder of us and certain of our subsidiaries. Also on the Effective Date, except as otherwise provided in the Plan, the Confirmation Order discharged us from any and all debts, claims, and interests that arose before entry of the Confirmation Order and substituted for such debt, claims, and interests the obligations specified under the confirmed Plan. Pursuant to the Plan, all allowed general unsecured claims were unaffected by the chapter 11 case and were satisfied in full.

On May 18, 2010, prior to completing the restructuring, we were notified by the New York Stock Exchange (the “NYSE”) that we had regained compliance with NYSE’s 30-trading-day $1 minimum share price standard for continued listing of our common stock, and on June 29, 2010 we were notified that we had regained full compliance with all NYSE continued listing criteria. There can be no assurance that we will remain in compliance with the NYSE continued listing criteria in the future.

Additionally, as a result of the changes in ownership on the Effective Date, we are no longer considered a “Controlled Company” under Section 303A of the New York Stock Exchange Listed Company Manual.

Pursuant to the Plan, on the Effective Date:

•

20 million shares of our New Common Stock were authorized, of which an aggregate of 14,970,050 shares were issued and outstanding, as described below. In addition, 1,000,000 shares of preferred stock, par value $0.001, were authorized, of which 20,000 shares were designated as Series A Junior Participating Preferred Stock;

•	All of the shares of our Old Common Stock were cancelled and replaced with 2,566,150 shares of New Common Stock, which was equivalent to a 20 to 1 reverse split of our Old Common Stock;

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

Amended and Restated Credit Facility and Exit Facility

Pursuant to the Plan, on the Effective Date, our existing senior credit facility was amended and restated as the Second Amended and Restated Credit and Guaranty Agreement (the “Amended and Restated Credit Facility”), dated as of May 25, 2010. Also on the Effective Date, the DIP Facility was converted into an exit facility consisting of a $20 million revolving credit facility and a $60 million term loan (collectively, the “Exit Facility”) that was used to satisfy our obligations under the Plan and for ongoing working capital (including letters of credit) requirements. As of December 31, 2010, costs of approximately $3.2 million related to the Exit

Facility have been deferred to be amortized over the life of the facility. See “—Credit Facilities” for further discussion of these credit facilities.

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

Subject to limited exceptions, in the event a person (which includes affiliates and associates) acquires beneficial ownership of 15% or more of New Common Stock without prior approval of our Board of Directors, holders of the New Common Stock, other than the acquirer, may exercise their Rights to purchase New Common Stock (or, in certain circumstances, Preferred Shares or other of our similar securities) having a value equal to two times the exercise price of the Right. Until such time as the Rights become exercisable, are redeemed or expire, the Rights will be attached to shares of New Common Stock and may be transferred with and only with shares of New Common Stock.

Registration Rights Agreement

Pursuant to the Plan, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) on the Effective Date with Apax WW Nominees Ltd, Apax-Xerium Apia L.P., AS Investors, LLC, Carl Marks Strategic Investments, L.P., and Carl Marks Strategic Opportunities Fund, L.P. (the “RRA Parties”). Pursuant to the Registration Rights Agreement, we agreed that commencing on the 90th day after the Effective Date, any of the RRA Parties or group of RRA Parties may request registration under the Securities Act of 1933, as amended (the “Securities Act”), of all or any portion of the New Common Stock held by such RRA Party on Form S-1 or Form S-3, as applicable. A RRA Party may not demand registration rights unless (A) the total offering price of the shares is reasonably expected to be at least $50 million (in the case of a Form S-1) or $20 million (in the case of a Form S-3) or (B) the shares to be registered represent at least 10% of the outstanding New Common Stock. In addition, the Registration Rights Agreement provides the RRA Parties with certain piggyback registration rights.

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

Our cost reduction efforts between 2002 and 2010 included the closing of 14 manufacturing facilities. During this same period, our headcount was lowered by almost 800 individuals as a result of these actions.

In 2008, we charged a total of $17.0 million to restructuring and impairments expense related to the continual streamlining of our operating structure, the closing of our roll covers manufacturing facilities in Sherbrooke, Canada and Sweden, and our plan to cease production in Australia and to discontinue construction of our Vietnam facility.

In 2009, we charged a total of $4.1 million to restructuring and impairments expense related to the continual streamlining of our operating structure and asset impairments, partially offset by a gain on sale of our rolls manufacturing facility in Sweden.

We incurred restructuring expenses of approximately $10.0 million in the aggregate during 2010, primarily related to the North Bay, Ontario closure, the closure of a rolls plant in Germany, asset impairment charges in Vietnam and to headcount reductions resulting from the integration of the regional management structure in North America and Europe. We expect to continue to review our business to determine if additional actions can be taken to further improve our cost structure. We estimate restructuring expenses of approximately $1.0 to $2.0 million during 2011, primarily related to a continuation of streamlining our operating structure.

Results of Operations

The tables that follow set forth for each of the three years in the period ended December 31, 2010, 2009 and 2008 certain consolidated operating results:

	Year ended December 31,
	2010	2009	2008
	(in millions)
Net sales	$548.3	$500.1	$638.1
Cost of products sold	334.0	312.6	394.4
Selling expenses	72.8	66.8	80.2
General and administrative expenses	74.8	56.2	92.1
Restructuring and impairments expenses	10.0	4.1	17.0
Research and development expenses	11.4	11.3	11.7
Goodwill impairment	—	80.6	—
Curtailment/settlement gains	—	—	(40.0)

Income (loss) from operations	45.3	(31.5)	82.6
Interest expense, net	(56.8)	(67.3)	(58.5)
Foreign exchange gain (loss)	1.7	(0.9)	6.4

Income (loss) before reorganization items and provision for income taxes	(9.8)	(99.7)	30.5
Reorganization items	(45.0)	—	—
Income (loss) before provision for income taxes	(54.8)	(99.7)	30.5
Provision for income taxes	18.3	12.3	3.9

Net income (loss)	$(73.1)	$(112.0)	$26.6

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009.

Net Sales. Net sales for the year ended December 31, 2010 increased by $48.2 million, or 9.6%, to $548.3 million from $500.1 million for the year ended December 31, 2009. For the year ended December 31, 2010, approximately 66% of our net sales were in our clothing segment and approximately 34% were in our roll covers segment.

In our clothing segment, net sales for the year ended December 31, 2010 increased by $28.3 million, or 8.5%, to $359.7 million from $331.4 million for the year ended December 31, 2009 primarily due to higher sales volumes in Europe, North America, South America and Asia-Pacific partially offset by unfavorable currency effects of $0.6 million. Overall pricing levels in our clothing segment remained relatively constant during the years ended December 31, 2010 and 2009.

In our roll covers segment, net sales for the year ended December 31, 2010 increased by $19.9 million, or 11.8%, to $188.6 million from $168.7 million for the year ended December 31, 2009, primarily due to higher sales volumes in Europe, North America, South America and Asia-Pacific and an increase in overall pricing levels of approximately $1.3 million. These increases were partially offset by unfavorable currency effects of $2.1 million.

Cost of Products Sold. Cost of products sold for the year ended December 31, 2010 increased by $21.4 million, or 6.8%, to $334.0 million from $312.6 million for the year ended December 31, 2009.

In our clothing segment, cost of products sold increased by $12.8 million, or 6.3%, to $215.1 million for the year ended December 31, 2010 from $202.3 million for the year ended December 31, 2009 primarily due to approximately $9.1 million in higher sales volumes in Europe, North America, South America and Asia-Pacific during the year ended December 31, 2010 as compared with the year ended December 31, 2009 and to unfavorable currency effects of $2.3 million related to the translation of expenses made in foreign currencies to U.S. Dollars for financial reporting purposes.

In our roll covers segment, cost of products sold increased by $8.6 million, or 7.8%, to $118.9 million for the year ended December 31, 2010 from $110.3 million for the year ended December 31, 2009. primarily due to approximately $10.1 million in higher sales volumes in Europe, North America, South America and Asia-Pacific during the year ended December 31, 2010 as compared with the year ended December 31, 2009 , offset by favorable currency effects of $1.3 million related to the translation of expenses made in foreign currencies to U.S. Dollars for financial reporting purposes.

Selling Expenses. For the year ended December 31, 2010, selling expenses increased by $6.0 million, or 9.0%, to $72.8 million from $66.8 million for the year ended December 31, 2009. The increase was primarily due to an increase of approximately $5.3 million related to increased headcount and salaries and higher sales commissions as a result of higher sales volumes during the year ended December 31, 2010 as compared with the year ended December 31, 2009 and unfavorable currency effects of $0.8 million related to the translation of expenses made in foreign currencies to U.S. Dollars for financial reporting purposes.

General and Administrative Expenses. For the year ended December 31, 2010, general and administrative expenses increased by $18.6 million, or 33.1%, to $74.8 million from $56.2 million for the year ended December 31, 2009. The increase was approximately half due to the result of gains recorded in 2009 that were absent in 2010 such as (i) a $3.4 million reversal that was recorded in 2009 for environmental expense related to remediation costs in Australia, (ii) a $2.3 million decrease that was recorded in 2009 in litigation accruals for Brazilian labor matters and other legal matters, and (iii) a $3.8 million decrease that was recorded in 2009 in provisions for doubtful accounts based on collections and lower reserves required for certain North American customers who had filed for bankruptcy. Additionally contributing to the increased expenses in 2010 as compared with 2009 were (i) increased financial restructuring costs of $1.2 million (These costs related to the amendment of our senior credit facility in effect prior to the Effective Date and were $9.9 million in 2010 and $8.7 million in 2009), (ii) increased stock based and management incentive compensation expenses of $6.7 million primarily related to an amendment to the terms of all performance-based restricted stock units outstanding on December 24, 2009 to vest upon our successful debt restructuring, which occurred on the May 12, 2010, the date our Plan was confirmed by the Bankruptcy Court, and to the management incentive program approved in the third quarter of 2010, and (iii) increased payroll related costs of $1.6 million due to our resumption of the employer match on our 401(k) plan effective the beginning of 2010. Currency translation effects related to the translation of expenses made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes remained relatively constant from 2009 to 2010.

Restructuring Expenses. For the year ended December 31, 2010, restructuring expenses increased by $5.9 million, or 144.0%, to $10.0 million from $4.1 million for the year ended December 31, 2009, primarily due to the closure of our roll covers facility in North Bay, Ontario, the closure of one rolls plant in Germany, the closure of our Massachusetts office and an asset impairment related to our Vietnam facility. For the most part, restructuring expenses resulted from our long-term strategy to reduce costs and improve long-term competitiveness as described above under “Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities and through headcount reductions. For the year ended December 31, 2010, restructuring expenses consisted of severance costs, facility costs and asset impairments of $4.7 million, $2.5 million and $2.8 million, respectively.

Goodwill Impairment. There was no goodwill impairment recorded during the year ended December 31, 2010. As of December 31, 2009, we recorded a non-cash charge for goodwill impairment of $80.6 million related to our roll covers segment based on assessments performed at that date. In accordance with ASC Topic 350, Intangibles—Goodwill and other Intangible Assets (“Topic 350”) we are required to test goodwill at least annually for impairment, which we do each year at December 31. Applying the guidance in Topic 350, we determined that as of December 31, 2009, goodwill for the roll covers segment was impaired primarily due to the adverse effect of our credit issues and the effects of the current global economic environment.

Interest Expense, Net. Net interest expense for the year ended December 31, 2010 decreased by $10.5 million, or 15.6%, to $56.8 million from $67.3 million for the year ended December 31, 2009. The decrease is primarily attributable to the termination of all of our interest rate swaps on December 31, 2009, which carried fixed interest rates that were higher than variable interest rates and to lower interest expense due to lower debt balances under the Amended and Restated Credit Facility. Partially offsetting the decreases is $9.7 million during the year ended December 31, 2010 as compared with $3.8 million during the year ended December 31, 2009 from accumulated other comprehensive income to interest expense. These amounts represent the mark to market changes in the swaps in 2009 and the amortization in 2010 of the balance remaining in other comprehensive income relating to these swaps.

Foreign Exchange Gain/(Loss). For the year ended December 31, 2010, we had a foreign exchange gain of $1.7 million compared to a $(0.9) million loss for the year ended December 31, 2009. Foreign exchange gains and losses were primarily the result of hedging and intercompany activities.

Reorganization Items. Reorganization items are presented separately in our consolidated statements of operations for the year ended December 31, 2010 and represent expenses that we have identified as directly relating to our chapter 11 proceedings which took place in the early part of 2010. Reorganization items of $45.0 million consisted of legal and professional fees of $16.3 million, a loss on the extinguishment of debt of $14.4 million and the write-off of deferred financing costs of $14.3 million related to the pre-petition senior credit facility.

Provision for Income Taxes. For the year ended December 31, 2010 and 2009, the provision for income taxes was $18.3 million and $12.3 million, respectively. Certain of our foreign and U.S. subsidiaries incurred losses during the years ended December 31, 2010 and 2009, for which no benefit was recognized due to established valuation allowances on deferred tax assets. We recorded income tax expense for 2010, even though we had a consolidated pre-tax loss, principally due to (i) losses that were incurred domestically and in certain foreign jurisdictions for which no corresponding tax benefit was recognized as the net operating losses that were created for tax purposes in these jurisdictions were fully reserved for book purposes, (ii) the establishment of uncertain tax reserves for certain of our foreign historical tax positions including the $3.9 million impairment of a German deferred tax asset that we believe to be subject to possible forfeiture, based on a recent tax ruling with respect to a previously available restructuring exemption, and (iii) the disallowance of certain deductions for costs incurred as part of our reorganization. We recorded income tax expense for 2009, even though we had a consolidated pre-tax loss, principally due to (i) losses that were incurred domestically and in certain foreign jurisdictions for which no corresponding tax benefit was recognized as the net operating losses that were created for tax purposes in these jurisdictions were fully reserved for book purposes, (ii) goodwill impairment recorded domestically and in certain foreign jurisdictions for which no corresponding tax benefit was recognized and (iii) the establishment in 2009 of valuation allowances in Canada, China and the United Kingdom.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008.

Net Sales. Net sales for 2009 decreased by $138.0 million, or 21.7%, to $500.1 million from $638.1 million for 2008. In 2009, 66% of our net sales was in our clothing segment and 34% was in our roll cover segment.

In our clothing segment, net sales for 2009 decreased by $81.8 million, or 19.8%, to $331.4 million from $413.2 million for 2008 primarily due to (i) decreased sales volume primarily in North America and Europe and (ii) unfavorable currency effects on net sales of $18.8 million related to the translation of net sales made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes. The decrease was partially offset by $6.6 million of favorable currency effects on pricing related to net sales prices indexed in U.S. Dollars by certain non-U.S. operations. Overall pricing levels in our clothing segment decreased 1.6% during 2009 as compared with 2008.

In our roll covers segment, net sales for 2009 decreased by $56.2 million, or 25.0%, to $168.7 million from $224.9 million for 2008 primarily due to (i) decreased sales volumes primarily in North America and Europe, (ii) unfavorable currency effects on net sales of $7.2 million related to the translation of net sales made in currencies other than the U.S. Dollar to U.S. Dollars for financial reporting purposes. Overall pricing levels in our roll covers segment increased slightly less than 1% during 2009 as compared with 2008.

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

General and Administrative Expenses. For 2009, general and administrative expenses decreased by $35.9 million, or 39.0%, to $56.2 million from $92.1 million for 2008. The decrease was primarily due to (i) decreased provisions for bad debts of approximately $18.5 million, principally due to an $11.8 million increase in 2008 approximately half of which related to two of our customers, who represented approximately 5% of our net sales, having had financial difficulties in 2008, (ii) a decrease in environmental expense of $7.5 million as a result of (a) accruals of $4.1 million related to the environmental matter in Australia recorded in 2008 that were absent in 2009 and (b) a Phase II assessment during the second quarter of 2009 that indicated that remediation costs in Australia would be significantly less than originally estimated, resulting in the reversal of $3.4 million of accruals in the second quarter of 2009, (iii) favorable currency translation effects of $2.2 million (iv) a decrease in litigation accruals of $2.3 million for Brazilian labor matters and other legal matters, (v) a decrease in incentive compensation and stock-based compensation expense of $4.3 million, (vi) decreased salaries, travel and other costs as a result of cost reduction efforts during 2009 as compared with 2008 and (vii) the $0.2 million impact of a lower cost structure, resulting from our cost reduction programs, during 2009 as compared with 2008. Partially offsetting these decreases were increased consulting, legal and bank fees of $3.3 million in 2009 as compared with 2008 that were incurred related to initiatives undertaken to resolve our credit issues, which fees were $8.7 million in 2009 as compared with $5.4 million in 2008 and (ii) decreased gains on sales of property and equipment of $2.3 million during 2009 as compared with 2008.

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

Liquidity and Capital Resources

Our principal liquidity requirements are for debt service, working capital and capital expenditures. We plan to use unrestricted cash on hand, cash generated by operations and, should it become necessary, access our revolving credit facility and local credit lines, as primary sources of liquidity. Our operations are highly dependent upon the paper production industry and the degree to which the paper industry is affected by global economic conditions and the availability of credit. Demand for our products could decline if paper manufacturers are unable to obtain required financing or future market conditions cause additional mill closures or inventory build-up. These factors could impact our liquidity and our ability to satisfy the covenant requirements of our credit facility.

In late 2009 and early 2010, our liquidity and capital resources were constrained by our non-compliance with the terms of our pre-petition credit facility and subsequent prepackaged chapter 11 proceedings. As previously disclosed, prior to the filing of our chapter 11 petitions on March 30, 2010, we were not in compliance with certain of the financial covenants under our pre-petition credit facility for the quarters ended September 30, 2009 and December 31, 2009. From September 29, 2009, waiver fees were paid to the lenders and the outstanding balance under the pre-petition credit facility bore interest at a rate that was 1.0% per year in excess of the non-default rate otherwise payable during that period under the facility. On March 30, 2010, we and certain of our certain of our subsidiaries filed for chapter 11 protection. See “—Chapter 11 Filing, Emergence and Plan of Reorganization” for further information regarding our chapter 11 proceedings. Upon our emergence from chapter 11 on May 25, 2010, our Amended and Restated Credit Facility and Exit Facility replaced our pre-petition credit facility. See “—Credit Facilities” for further discussion of our current credit facilities.

Net cash provided by operating activities was $20.7 million for the year ended December 31, 2010 and $16.1 million for the year ended December 31, 2009. The $4.6 million increase is primarily due to an increase in net income adjusted for non-cash items during the year ended December 31, 2010. The increase in 2010 was after a reduction of cash reorganization items of approximately $16.2 million. Net cash provided by operating activities was $16.1 million for the year ended December 31, 2009 and $77.1 million for the year ended December 31, 2008. The $61.0 million decrease in 2009 as compared with 2008 is principally attributable to a decrease in the volume of business as a result of the global economic recession and an increase in working capital during 2009 as compared with 2008 principally due to the level of payment of payables and accruals during 2009. We typically defer payments to certain vendors at the end of each quarter, which results in an increased cash position at the end of the quarter and increased net cash from operating activities for the period then ended. Such deferrals were significant at December 31, 2008 and the reduction of such deferrals at December 31, 2009 contributed to the increase in working capital for the year. In an effort to improve working capital, in the second quarter of 2009, we initiated a project to accelerate accounts receivable collections and to sell excess inventories. As of December 31, 2009, our efforts under this project contributed approximately $6 million in additional cash and increased Adjusted EBITDA by approximately $7 million.

Net cash used in investing activities was $37.5 million for the year ended December 31, 2010 and $14.2 million for the year ended December 31, 2009. The increase of $23.3 million was primarily due to $13.7 million of restricted cash that we are required to have as collateral for letters of credit under the Amended and Restated Credit Facility in 2010 and a $8.4 million increase in capital equipment expenditures during the year ended December 31, 2010 as compared with the year ended December 31, 2009. Net cash used in investing activities was $14.2 million for the year ended December 31, 2009 and $35.2 million for the year ended December 31, 2008. The decrease of $21.0 million in 2009 as compared with 2008 was primarily due to a decrease in capital equipment spending of $19.5 million in 2009 as compared with 2008.

Net cash provided by financing activities was $32.6 million for the year ended December 31, 2010 and net cash used in financing activities was $14.7 million for the year ended December 31, 2009. The fluctuation of $47.3 million was primarily the result of (i) borrowings under our DIP Facility of $60.0 million during the year ended December 31, 2010 and (ii) lower debt payments of approximately $22.7 million during the year ended December 31, 2010 as compared to the same period in 2009, primarily due to a mandatory principal prepayment of $19.2 million in 2009 based on the excess cash calculation as defined in the pre-petition credit agreement. No such payment was required in 2010. Partially offsetting this increase in cash provided by financing activities was borrowings of $28.0 million under our pre-petition revolver during 2009 and $8.2 million of expenses related to initiatives undertaken to resolve our credit issues during the year ended December 31, 2010. Net cash used in financing activities was $14.7 million for the year ended December 31, 2009 and $32.3 million for the year ended December 31, 2008. The decrease of $17.6 million in 2009 as compared with 2008 was primarily the result of

(i) borrowings under our revolver of $28.0 million during the first quarter of 2009, and (ii) the decrease in other financing activities of $7.3 million in 2009 as compared with 2008 related to expenses associated with initiatives undertaken to resolve our credit issues. These decreases were partially offset by higher net debt payments of approximately $17.6 million during 2009 as compared with 2008. We made mandatory principal repayments of $19.2 million during 2009 (for 2008) as compared with $9.4 million during 2008 (for 2007). The increase in the mandatory payment was due to our prior senior credit facility requiring us to make such excess payments based on the prior year’s Adjusted EBITDA, which was impacted during 2008 by gains of approximately $52 million related to the freezing of one of our U.S. pension plans, the termination of our U.S. retiree medical plan and the mark to market changes in the fair value of our interest rate swaps, partially offset by approximately $30 million related to increased restructuring expenses and increased non-cash reserves. Because none of these events generated any cash but increased Adjusted EBITDA which increased the mandatory principal payment, the effect of these actions reduced our available cash. We also made a voluntary debt repayment of $6.1 million during 2008 and none in 2009 and 2010.

As of December 31, 2010, there was a $475.6 million balance of term loans outstanding under our senior credit facility, after making the first two scheduled quarterly payments of $2.2 million in the third and fourth quarters of 2010. The loans included $59.7 million under our first lien facility and $415.9 million under a second lien facility. In addition, as of December 31, 2010, we had no outstanding borrowings under our current revolving lines of credit, including the revolving credit facility under our senior credit facility and lines of credit in various foreign countries that are used to facilitate local short-term operating needs. An aggregate of $26.0 million is available for additional borrowings under these revolving lines of credit. We had unrestricted cash and cash equivalents of $38.7 million at December 31, 2010 compared to $23.0 million at December 31, 2009. At December 31, 2010 we also had $13.7 million of restricted cash which is classified as a current asset. The restricted cash serves as collateral for letters of credit and no letter of credit has a maturity greater than one year, although certain of them can be renewed for another year. The cash collateral is held in custody by the issuing bank, is restricted as to withdrawal or use and is currently invested in money market funds. Income from these funds is paid to us.

Based on current facts and assumptions, we expect our cash tax payments to be less than income tax expense in 2011, 2012 and 2013 due to the creation of certain deferred tax liabilities and the continued availability of tax loss carry forwards.

Capital Expenditures

We use the term “capital expenditures” to refer to costs incurred to purchase or significantly upgrade property and equipment. The majority of our capital expenditures relate to purchases of machinery and equipment used in the manufacturing of our products. Capital expenditures were funded from net cash provided by operating activities and borrowings under our credit facility.

During 2010, we had capital expenditures of $27.9 million consisting of growth capital expenditures of $7.3 million and maintenance capital expenditures of $20.6 million. Growth capital expenditures consist of items that are intended to increase the manufacturing, production and/or distribution capacity or efficiencies of our operations in conjunction with the execution of our business strategies. Maintenance capital expenditures are designed to sustain the current capacity or efficiency of our operations and include items relating to the renovation of existing manufacturing or service facilities, the purchase of machinery and equipment for safety and environmental needs and information technology.

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

In the first quarter of 2008 we began an effort to reduce our planned capital expenditures. As part of this effort, we determined to delay the planned capital expenditures for the Vietnam facility and cancelled or rescheduled certain other previously planned capital expenditures. These cancellations did not result in any substantial penalties for us. In December 2008, we discontinued the construction of the Vietnam facility, and continue to have some contractual obligations with respect to certain equipment which was previously ordered for the facility. We have redeployed this equipment to other locations. We target capital expenditures for 2011 to be approximately $33 million and currently estimate capital expenditure levels for 2012 to be approximately $30 million. We analyze our planned capital expenditures based on investment opportunities available to us and our financial and operating performance, and accordingly, actual capital expenditures may be more or less than these amounts.

See “Credit Facilities” below for a description on limitations on capital expenditures imposed by our credit facility.

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

Borrowings under the Amended and Restated Credit Facility term loans bear interest as follows:

•	in the case of Xerium Canada Inc., at the CDOR (“Canadian dollar”) Rate plus (i) 6.25% if the leverage ratio equals or exceeds 2.75:1.00 or (ii) 5.75% if the leverage ratio is less than 2.75:1.00;

•	in the case of Xerium Technologies, Inc. the LIBOR Rate plus (i) 6.25% if the leverage ratio equals or exceeds 2.75:1.00 or (ii) 5.75% if the leverage ratio is less than 2.75:1.00; and

•

in the case of XTI LLC, Xerium Italia S.p.A., Huyck Wangner Austria GmbH and Xerium Germany Holding GmbH, at the Euribor Rate plus (i) 6.25% if the leverage ratio equals or exceeds 2.75:1.00 or (ii) 5.75 % if the leverage ratio is less than 2.75:1.00.

The terms “CDOR Rate,” “LIBOR Rate,” and “Euribor Rate” have the same meanings as set forth in the our pre-petition credit facility except that the CDOR Rate, the LIBOR Rate and the Euribor Rate shall not be less than 2.00% per annum. Interest periods will be 1, 2, 3 or 6 months. If any event of default occurs and is continuing, then interest on the unpaid balance of the outstanding term loans will accrue at a per annum rate of two percent greater than the rate of interest specified above.

The Amended and Restated Credit facility provides that we will make scheduled principal payments totaling approximately $2.0 million each quarter through March 2015.

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

For the four fiscal quarters ended December 31, 2010 our interest coverage ratio was 2.96:1 and our leverage ratio was 4.21:1. Each of these covenants is calculated at the end of each quarter, beginning with the quarter ended September 30, 2010, and is based on a rolling twelve month period. The interest coverage ratio is calculated by dividing Adjusted EBITDA by interest expense, net of mark-to-market movements on hedging instruments and amortization of deferred financing costs. The leverage ratio is calculated by dividing our total gross debt, at average currency exchange rates for the last twelve months, by Adjusted EBITDA.

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

Exit Facility

On the Effective Date, the DIP Facility was converted into the Exit Facility consisting of a $20 million revolving credit facility and a $60 million term loan that was used to satisfy our obligations under the Plan and for ongoing working capital (including letters of credit) requirements. The revolving credit facility matures May 25, 2013, the closing date of the Exit Facility, and the term loans mature November 25, 2014. The Exit Facility is secured by first priority liens against, and security interests in, substantially all of our assets and the assets of most of our subsidiaries, subject to legal and tax considerations and requirements. All loans under the Exit Facility are senior to the amounts owing under the Amended and Restated Credit Facility. In addition, most of our U.S. and non-U.S. subsidiaries guarantee the obligations of the borrowers under the Exit Facility, provided that non-U.S. guarantors will only be liable for obligations of non-U.S borrowers and non-U.S. guarantors.

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

The Exit Facility provides that we will make scheduled principal payments totaling approximately $0.15 million each quarter through September 2014.

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

Contractual Obligations and Commercial Commitments

The following table provides aggregated information about our contractual obligations as of December 31, 2010.

	Payments Due by Period
Contractual Obligations (in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
	(in millions)
Long-term debt obligations	$481.2	$12.8	$19.6	$448.8	$—	$—
Interest expense on long-term debt (1)	159.2	38.5	74.5	46.2	—	—
Operating leases	22.1	4.8	7.5	4.2	5.6	—
Purchase obligations (2)	29.0	18.5	8.5	2.0	—	—
Pension and other postretirement obligations	73.0	7.2	13.6	15.2	37.0	—
Net unrecognized tax benefit obligation under Topic 740 (3)	9.3	1.2	0.2	—	—	7.9

Total contractual cash obligations	$773.8	$83.0	$123.9	$516.4	$42.6	$7.9

(1)	Interest expense shown above is based on the effective interest rate as of December 31, 2010.
(2)	Includes obligations with respect to raw materials purchases, repair and maintenance services, utilities and capital expenditures.
(3)	Amounts in “other” represent future cash outlays for which we are unable to reasonably estimate the period of cash settlement.

Off-Balance Sheet Financing

During the year ended December 31, 2010, we have did not engage in material off-balance sheet activities, including the use of structured finance or special purpose entities.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of net sales and expenses. Actual results could differ from those estimates. We have formal accounting policies in place including those that address critical and complex accounting areas. Note 2 to the consolidated financial statements included elsewhere in this Annual Report identifies the significant accounting policies used in preparation of the consolidated financial statements. The most significant areas involving management judgments and estimates are described below.

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

As required by ASC Topic 815-10-65-1, we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or if we elect not to apply hedge accounting under Topic 815.

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

Prior to September 1, 2009, the effective portion of changes in the fair value of derivatives designated and that qualified as cash flow hedges were recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings. The ineffective portion of the change in fair value of the derivatives was recognized directly in earnings. The balance in accumulated other comprehensive loss as of August 31, 2009 related to the interest rate swaps for which hedge accounting was discontinued was subsequently reclassified into the statement of operations (interest expense) over the remaining original term of the derivative as the hedged forecasted transactions are also recorded to interest expense, in accordance with Topic 815. In addition, as of March 31, 2010, we determined that it was probable that future interest payments on the debt that was in excess of the $410 million (discussed in Note 1 of the Notes to Consolidated Financial Statements) would not occur. As a result, we reclassified an additional $0.7 million from accumulated other comprehensive income to interest expense, which represented the balance in accumulated other comprehensive income relating to interest payments on the debt that was in excess of $410 million. As of March 31, 2010, after this reclassification, the remaining balance in accumulated other comprehensive loss related to interest rate swaps was amortized to interest expense through December 31, 2010, the original term of the swaps. Accordingly, during 2010, we amortized approximately $9.7 million from accumulated other comprehensive income to interest expense.

On December 31, 2009, we terminated with the counterparties all of our outstanding interest rate swap liabilities of $20.0 million and converted them into notes payable to such counterparties. Although these interest rate swaps were subject to mark to market accounting through earnings effective September 1, 2009, prior to their termination with the counterparties, they effectively fixed, from a cash flow hedge perspective through December 31, 2009, the interest rate at 10.75% on approximately 79% of the term loan portion of our pre-petition credit facility. As a result of the termination of the interest rate swaps, the interest rate on the term loan portion of the credit facility was no longer effectively fixed through December 31, 2010, the original term of the swaps.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2010.

However, as of December 31, 2010, the credit valuation adjustments have had no impact on the overall valuation of our derivative positions as we terminated all of our outstanding interest rate swaps with the counterparties on December 31, 2009. Various factors which impact changes in the credit are not significant to the overall valuation adjustments over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

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

We perform annual tests for goodwill impairment at the reporting unit level, which are clothing and roll covers. When our business was acquired in 1999, more than 80% of the goodwill was assigned to the roll covers reporting unit based on relative fair values at the date of acquisition.

Goodwill impairment testing is a two-step process. Step 1 involves comparing the fair value of our reporting unit to its carrying amount. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit carrying amount is greater than the fair value then the second step must be completed to measure the amount of impairment, if any. Step 2 calculates the implied fair value of goodwill by deducting the fair value of the net assets of the reporting unit from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.

For the purpose of performing the annual impairment test, we allocate all shared assets and liabilities to the reporting units based upon the percentage of each reporting unit’s revenue to total revenue. Shared expenses are allocated to each reporting unit to the extent necessary to allow them to operate as independent businesses. Fair value was determined by using a weighted combination of both a market multiple approach and an income approach. The market multiple approach utilizes our and our competitors’ information to determine measures that are used to value our reporting units. The income approach is a present value technique used to measure the fair value of future cash flows produced by each reporting unit. Determining the fair value of a reporting unit or an indefinite-lived purchased intangible asset is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. We believe that the assumptions and rates used in our annual impairment test under Topic 350 are reasonable, but inherently uncertain.

Based on the assessments performed as of December 31, 2010, we determined that no impairment of goodwill exists. The excess of the fair value over carrying value for our clothing and roll covers segment as of December 31, 2010, the annual test date, was approximately $247 million and $161 million, respectively. In order to evaluate the sensitivity of the analysis performed, we applied a hypothetical 5% decrease to the fair value of the business segments, which resulted in a fair value in excess of carrying value of approximately $217 million and $145 million for the clothing segment and the roll covers segment, respectively.

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

Contingencies. We are subject to various claims and contingencies associated with lawsuits, insurance, tax, environmental and other issues arising out of the normal course of business. Our consolidated financial statements reflect the treatment of claims and contingencies based on management’s view of the expected outcome. We consult with legal counsel on those issues related to litigation with respect to matters in the ordinary course of business. If the likelihood of an adverse outcome is probable and the amount is estimable, we accrue a liability in accordance with ASC Topic 450, Contingencies. While we believe that the current level of reserves is adequate, the adequacy of these reserves may change in the future due to new developments in particular matters. For example, during the third quarter of 2008, while evaluating our facility in Australia, we discovered the possibility of contamination at the facility. Subsequently we had a preliminary evaluation performed, which confirmed the existence of contamination and estimated preliminary costs to remediate this facility. Based upon this evaluation, we accrued $4.1 million in 2008 as our best estimate of the remediation costs we expected to incur. A Phase II assessment of the groundwater contamination performed for us during the second quarter of 2009 indicated the costs to remediate the contamination would be significantly less than originally estimated and accordingly, we reduced the accrual by $3.4 million during the second quarter of 2009 based on this assessment. At the end of the second quarter of 2010, we entered into a contingent purchase and sale agreement with a third party whereby the third party could purchase the Australian facility after two years from the date of the purchase and sale agreement. Under the terms of the purchase and sale agreement, the environmental liability would transfer to the third party at the time of such purchase.

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

We record net deferred tax assets to the extent we believe that it is more likely than not that these assets will be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent results of operations. We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In light of our accumulated loss position in certain tax jurisdictions, and the uncertainty of taxability in future periods, we recorded a valuation allowance against all U. S. deferred tax assets and against certain of our foreign deferred tax assets primarily related to net operating loss carry-forwards in Australia, Canada, Germany, Sweden, the United Kingdom and France.

In addition, we operate within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits can involve complex issues and rely on estimates and assumptions. These audits may require an extended period of time to resolve and may cover multiple years. Although we believe that the estimates and assumptions are reasonable, the final determination of tax audits and any related litigation could be different than that which is reflected in historical income tax provisions and recorded assets and liabilities. With respect to all jurisdictions, we believe we have made adequate provision for all income tax uncertainties and that no unresolved issues or claims are likely to be material to our results of operations, financial position or cash flows.

We adopted the uncertain tax provisions of Topic 740 on January 1, 2007. ASC Topic 740-10-25 relates to uncertain tax positions and prescribes a two-step process to determine the amount of tax benefit to be recognized as it relates to uncertain tax positions. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority that has full knowledge of all relevant information.

We have a net deferred tax liability of $7.6 million at December 31, 2010 and $3.9 million at December 31, 2009. The net deferred tax liability relates principally to pension and post-retirement benefits, intangible assets and differences between the book and tax bases of property and equipment.

Our balance sheet as of December 2010 reflects a deferred tax asset related to our German federal and trade loss carry-forwards of approximately $2.7 million. As a general rule, federal and trade tax loss carry forwards are subject to forfeiture if more than 50% of the shares in the corporation are directly or indirectly transferred to a new shareholder. There is a restructuring exception to this general rule; however, effective December 2010, this exception has been suspended with retroactive effect. As of December 2010, we have impaired the portion of the deferred tax asset we believe to be subject to possible forfeiture.

Undistributed earnings of our foreign subsidiaries amounted to approximately $148 million at December 31, 2010. These earnings are considered to be indefinitely reinvested for continued use in foreign operations except for Argentina, Brazil and Mexico. To the extent earnings are considered to be indefinitely reinvested, no provision for income taxes or withholding taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise we may be subject to both income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various jurisdictions. Determination of the amount of unrecognized deferred U.S. income tax liability or withholding taxes is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carry-forwards and net operating loss carry-forwards would be available to reduce some portion of the liability. Federal income taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the United States and be taxable.

Non-GAAP Liquidity Measures

We use EBITDA and Adjusted EBITDA (as defined in the Amended and Restated Credit Facility) as supplementary non-GAAP liquidity measures to assist us in evaluating our liquidity and financial performance, specifically our ability to service indebtedness and to fund ongoing capital expenditures. The Amended and Restated Credit Facility includes covenants based on Adjusted EBITDA. If our Adjusted EBITDA declines below certain levels, we may violate the covenants resulting in a default condition under the credit facility or be required to prepay the credit facility. Neither EBITDA nor Adjusted EBITDA should be considered in isolation or as a substitute for income (loss) from operations (as determined in accordance with GAAP).

EBITDA is defined as net income (loss) before interest expense, income tax provision (benefit) and depreciation (including non-cash impairment charges) and amortization.

Adjusted EBITDA is defined in the Amended and Restated Credit Facility as the total of (A) Consolidated Net Income, as defined below, plus (B), without duplication, to the extent that any of the following were deducted in computing consolidated net income: (i) provision for taxes based on income or profits,

(ii) consolidated interest expense, (iii) consolidated depreciation and amortization expense, (iv) reserves for inventory in connection with plant closures, (v) consolidated operational restructuring costs, not to exceed $15 million in fiscal year 2010, $6 million in fiscal year 2011, and $5 million in any of the 2012, 2013, 2014 or 2015 fiscal years, (vi) consolidated financial restructuring costs, not to exceed $30 million for fiscal year 2010, (vii) non-cash charges or gains resulting from the application of purchase accounting, including push-down accounting, (viii) non-cash expenses resulting from the granting of common stock, stock options, restricted stock or restricted stock unit awards under equity compensation programs solely with respect to common stock, and cash expenses for compensation mandatorily applied to purchase common stock, (ix) non-cash items related to a change in or adoption of accounting policies, (x) expenses incurred as a result of the repurchase, redemption or retention by us of common stock earned under equity compensation programs solely in order to make withholding tax payments, and (xi) amortization or write-offs of deferred financing costs, minus (C) without duplication, to the extent any of the following were included in computing consolidated net income for such period, (i) non-cash gains with respect to the items described in clauses (vii), (viii) and (ix) of clause (B) above and (ii) provisions for tax benefits based on income or profits. Notwithstanding the foregoing, Adjusted EBITDA for the fourth quarter of 2009 was fixed in the Amended and Restated Credit Agreement at $24.6 million. Adjusted EBITDA, as defined in the credit facility and calculated below, may not be comparable to similarly titled measurements used by other companies.

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

The following table provides reconciliation from net income (loss), which is the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA. The year ended December 31, 2010 is presented based on the Adjusted EBITDA definitions in the Amended and Restated Credit Facility. The years ended December 31, 2009 and 2008 are presented based on the Adjusted EBITDA definitions in effect under the credit agreement at that time. Had the definitions in the Amended and Restated Credit Facility been in place for 2009 and 2008, Adjusted EBITDA for 2009 and 2008 would have increased by $12.4 million and decreased by $8.3 million, respectively, as per discussion in (A) through (E) below.

The following table provides reconciliation from net income (loss), which is the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA.

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Net income (loss)	$(73,086)	$(111,993)	$26,596
Income tax provision	18,266	12,317	3,901
Interest expense, net	56,795	67,300	58,504
Depreciation and amortization	41,281	41,867	45,928

EBITDA	43,256	9,491	134,929
Financial restructuring costs (A)	26,197	—	—
Write-off of deferred financing costs as “reorganization item”	14,283	—	—
Expenses incurred in connection with indebtedness or refinancing transaction	14,400	—	—
Non-cash compensation and related expenses (B)	7,310	2,305	2,009
Operational restructuring expenses	7,114	2,411	5,000
Non-cash impairment charges (C)	2,890	82,269	3,989
Non-cash change in accounting method	(1,400)	—	—
Inventory write-offs under restructuring programs	—	349	455
Amendment/termination costs	—	—	6,766
Change in fair value of interest rate swaps (D)	—	(3,818)	13,686
Unrealized foreign exchange (gain) loss on indebtedness, net (D)	—	—	(1,985)
Change in fair value of other derivatives (D)	—	—	(2,126)
Growth program costs (D)	—	—	1,764

Adjusted EBITDA (E)	$114,050	$93,007	$164,487

(A)	Financial restructuring costs that have been expensed to the statement of operations are added back to EBITDA to arrive at Adjusted EBITDA for periods beginning after the quarter ended December 31, 2009. For the year ended December 31, 2009, such items were not added back to EBITDA based upon the terms of the pre-petition credit facility. Had the amended definition been in place for all periods presented, Adjusted EBITDA for the year ended December 31, 2009 would have been increased by $8.7 million.
(B)	Under the Amended and Restated Credit Facility, non-cash expenses resulting from the granting of common stock, stock options, restricted stock or restricted stock units are added back to Adjusted EBITDA. In 2009 and 2008, the granting of Common Stock was not included under the credit agreement at that time. Had the amended definition been in place for all periods presented, Adjusted EBITDA for the year ended December 31, 2008 would have been increased by $3.0 million.
(C)	In accordance with the definition of Adjusted EBITDA in the Amended and Restated Credit Facility, non-cash impairment charges resulting from the application of Topic 350 and ASC Topic 360, Property, Plant and Equipment, have been added back to Adjusted EBITDA.
(D)	The changes in the fair value of interest rate swaps, unrealized foreign exchange (gain)/loss on indebtedness, net, change in fair value of derivatives and growth program costs are not adjustments under the definition of Adjusted EBITDA in the Amended and Restated Credit Facility to arrive at Adjusted EBITDA for periods beginning after the quarter ended December 31, 2009. For the years ended December 31, 2009 and 2008, as applicable, such items were added back to (deducted from) Adjusted EBITDA based upon the terms of the pre-petition credit facility. Had these adjustments not been in place in 2009 and 2008, Adjusted EBITDA would have increased by $3.8 million in 2009 and decreased by $11.3 million in 2008.
(E)	Adjusted EBITDA for the fourth quarter ended December 31, 2009 was fixed in the Amended and Restated Credit Facility at $24.6 million which is $.1 million below the fourth quarter 2009 Adjusted EBITDA as would be calculated under the Amended and Restated Credit Facility. The calculation above reflects the Adjusted EBITDA as defined in the credit agreement in effect in 2009, which includes $16.1 million for the fourth quarter of 2009.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Hedging. We have foreign currency cash flow and earnings exposure with respect to specific sale and intercompany debt transactions denominated in currencies other than the functional currency of the unit incurring the costs associated with such transactions. To mitigate the risks related to these exposures, we utilize forward currency contracts in certain circumstances, to lock in exchange rates with the objective that the gain or loss on the forward contracts will approximate the loss or gain on the transaction or transactions being hedged. We determine whether to enter into hedging arrangements based upon the size of the underlying transaction or transactions, an assessment of the risk of adverse movements in the applicable currencies and the availability of a cost-effective hedging strategy. In South America, substantially all of our net sales are indexed to U.S. Dollars, but the associated costs are recorded in the local currencies of the operating units. Generally, we do not hedge this U.S. Dollar exposure as it would not be cost effective due to the relatively inefficient foreign exchange markets for local currencies in that region. To the extent we do not engage in hedging or such hedging is not effective, changes in the relative value of currencies can affect our profitability.

The value of these contracts is recognized at fair value based on market exchange forward rates and amounted to a net liability position of $222,000 at December 31, 2010. These contracts mature at various dates through May 2011.

As of December 31, 2010, we had open foreign currency exchange contracts maturing through May 2011 with total net notional amounts of approximately $20.0 million. At December 31, 2010, we prepared an analysis to determine the sensitivity of our forward foreign exchange contracts to changes in exchange rates. A hypothetical adverse exchange rate movement of 10% against our forward foreign exchange contracts would have resulted in a potential net loss in fair value of these contracts of approximately $2.0 million. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar. Any gain or loss recognized on a foreign exchange contract would generally be offset by the gain or loss on the underlying hedge transaction. In addition to the direct effects of changes in exchange rates, such changes may affect the volume of sales or the foreign currency sales price as competitors’products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices.

For additional information about the risks associated with fluctuations in currency exchange rates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign Exchange.”

Interest Rate Hedging. Our current and pre-petition credit facilities have variable interest rates. In connection with our pre-petition credit facility, we previously entered into interest rate swap arrangements pursuant to which we paid fixed rates on notional amounts while receiving the applicable floating LIBOR, Euribor or CDOR rates. On December 31, 2009, we terminated with the counterparties all of our outstanding interest rate swap liabilities of $20.0 million and converted them into notes payable to such counterparties. Prior to their termination with the counterparties, the interest rate swaps effectively fixed, from a cash flow hedge perspective, the interest rate on approximately 79% of the term loan portion of our pre-petition credit facility through December 31, 2010 at 10.75%. As a result of the termination of the interest rate swaps, the interest rate on the term loan portion of the pre-petition credit facility was no longer effectively fixed through December 31, 2010, the original term of the swaps. Under our Amended and Restated Credit Facility, the applicable margin for our LIBOR term loans, Euribor loans and CDOR loans is 6.25% for the $410 million term loans and 4.50% for the $60 million term loan and LIBOR revolving loans under the Exit Facility, both with a LIBOR floor of 2.00%.

As previously discussed, we terminated our outstanding interest rate swaps at December 31, 2009 and have not entered into any new interest rate swap agreements since that time. Consequently, our financial statements are exposed to the effects of interest rate fluctuations, which could have a material impact on our results of operations. However, under the Amended and Restated Credit Facility, the CDOR Rate, the LIBOR Rate and the Euribor Rate are subject to a minimum base rate of 2.00% per annum, which is currently higher than the respective base rates of 1.24%, 0.30281% and 1.021%, respectively. We do not believe that reasonably possible near-term changes in these base rates would affect our interest expense.

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

Disclosure Controls and Procedures

As of December 31, 2010, under the supervision of our principal executive officer and principal financial officer, and with the participation of our management, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as set forth above.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2010. Ernst & Young LLP, our independent registered public accounting firm, has issued its report on the effectiveness of internal control over financial reporting as of December 31, 2010, which appears in this 2010 Annual Report.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Xerium Technologies, Inc.

We have audited Xerium Technologies, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Criteria). Xerium Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Xerium Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Xerium Technologies, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 11, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

March 11, 2011

ITEM 9B.	OTHER INFORMATION

Our Board of Directors has set June 17, 2011 as the date for our 2011 Annual Meeting of Stockholders (“2011 Annual Meeting”), which is more than 30 days before the anniversary of our 2010 Annual Meeting of Stockholders. As a result, stockholders who wish to present proposals of business and nominations for directors for inclusion in our proxy materials for the 2011 Annual Meeting may do so by following the procedures prescribed in Rule 14a-8 under the Exchange Act and our By-laws. To be eligible, the stockholder proposals must be received by our Secretary on or before March 21, 2011, which is a reasonable time before we begin to print and mail our proxy statement for the 2011 Annual Meeting.

Under our By-laws, proposals of business and nominations for directors other than those to be included in our proxy materials following the procedures described in Rule 14a-8 may be made by stockholders entitled to vote at the meeting if notice in writing that contains the information required by our By-laws is timely delivered to our Secretary, Xerium Technologies, Inc., 8537 Six Forks Road, Suite 300, Raleigh, NC 27615. To be timely, a notice with respect to our 2011 Annual Meeting must be received by our Secretary by March 21, 2011.

On January 28, 2011, we entered into a Separation Agreement with Peter Williamson, our former President—Xerium Europe, under which we made payments to or on behalf of Mr.Williamson aggregating approximately 417,945 Euros ($568,639 based on the exchange rate of $1.36056 per Euro on January 28, 2011) and Mr. Williamson agreed to settle pending legal claims. Our payment obligations under the Separation Agreement will be funded by a third party.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2011 Annual Meeting of Shareholders.

In November of 2010 we filed with the NYSE the Annual CEO Certification regarding our compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, we filed as exhibits to this annual report on Form 10-K the applicable certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of our public disclosures.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2011 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2011 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2011 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2011 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The following documents are filed as Appendix A hereto and are included as part of this Annual Report on Form 10-K:

Financial Statements of Xerium Technologies, Inc.:

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Schedule

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on March 11, 2011.

XERIUM TECHNOLOGIES, INC.

By:	/s/ STEPHEN R. LIGHT
Stephen R. Light Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities indicated on March 11, 2011.

Signature	Title

/s/ STEPHEN R. LIGHT Stephen R. Light	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ BRIAN J. FOX Brian J. Fox	Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)

/s/ AMBASSADOR APRIL H. FOLEY Ambassador April H. Foley	Director

/s/ JAY GURANDIANO Jay Gurandiano	Director

/s/ JOHN F. MCGOVERN John F. McGovern	Director

/s/ EDWARD PAQUETTE Edward Paquette	Director

/s/ MARC SAIONTZ Marc Saiontz	Director

/s/ JAMES F. WILSON James F. Wilson	Director

Appendix A

Index to Consolidated Financial Statements

XERIUM TECHNOLOGIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Xerium Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Xerium Technologies, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xerium Technologies, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Xerium Technologies, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

March 11, 2011

XERIUM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2010	2009
	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$38,701	$23,039
Restricted cash	13,701	—
Accounts receivable (net of allowance for doubtful accounts of $4,755 in 2010 and $7,370 in 2009)	93,332	83,602
Inventories	81,927	78,174
Prepaid expenses	5,108	5,771
Other current assets	15,192	25,828

Total current assets	247,961	216,414
Property and equipment, net	361,270	385,549
Goodwill	60,958	72,304
Intangible assets	12,958	12,091
Other assets	16,996	7,153

Total assets	$700,143	$693,511

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable	$184	$49,801
Accounts payable	41,686	32,124
Accrued expenses	47,677	46,264
Current maturities of long-term debt	12,794	1,826
Long-term debt classified as current	—	583,564

Total current liabilities	102,341	713,579
Long-term debt, net of current maturities and long-term debt classified as current	468,383	4,930
Deferred and long-term taxes	28,506	16,147
Pension, other postretirement and postemployment obligations	69,646	70,652
Other long-term liabilities	12,532	7,860
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares outstanding as of December 31, 2010 and 2009	—	—
Common stock, $0.001 par value, 20,000,000 shares authorized; 14,970,095 and 2,446,786 shares outstanding as of December 31, 2010 and 2009, respectively (1)	15	2
Stock warrants	13,560	—
Paid-in capital	411,531	222,366
Accumulated deficit	(403,994)	(330,908)
Accumulated other comprehensive loss	(2,377)	(11,117)

Total stockholders’ equity (deficit)	18,735	(119,657)

Total liabilities and stockholders’ equity (deficit)	$700,143	$693,511

(1)	Retroactively adjusted for the effective 20-to-1 reverse stock split and change in par value from $.01 to $.001 on May 25, 2010

See accompanying notes.

XERIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2010	2009	2008
	(dollars in thousands except per share data)
Net sales	$548,334	$500,091	$638,139
Costs and expenses:
Cost of products sold	333,958	312,596	394,467
Selling	72,883	66,808	80,175
General and administrative	74,798	56,169	92,112
Restructuring and impairments	10,004	4,080	16,968
Research and development	11,427	11,309	11,740
Goodwill impairment	—	80,600	—
Curtailment/settlement gains	—	—	(39,968)

	503,070	531,562	555,494

Income (loss) from operations	45,264	(31,471)	82,645
Interest expense	(57,912)	(68,480)	(60,328)
Interest income	1,117	1,180	1,824
Foreign exchange gain (loss)	1,668	(905)	6,356

Income (loss) before reorganization items and provision for income taxes	(9,863)	(99,676)	30,497
Reorganization items	(44,957)	—	—

Income (loss) before provision for income taxes	(54,820)	(99,676)	30,497
Provision for income taxes	(18,266)	(12,317)	(3,901)

Net income (loss)	$(73,086)	$(111,993)	$26,596

Net income (loss) per share:
Basic (1)	$(7.29)	$(45.80)	$11.60

Diluted (1)	$(7.29)	$(45.80)	$11.60

Shares used in computing net income (loss) per share:
Basic (1)	10,019,098	2,445,381	2,306,692

Diluted (1)	10,019,098	2,445,381	2,309,823

Cash dividends per common share	$—	$—	$—

(1)	Retroactively adjusted for the effective 20 to 1 reverse stock split and change in par value from $.01 to $.001 on May 25, 2010

See accompanying notes.

XERIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Warrants	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
	(dollars in thousands)
Balance at December 31, 2007	2,301,400	$2	$—	$216,818	$(245,511)	$27,639	$(1,052)
Components of comprehensive income (loss):
Net income	—	—	—	—	26,596	—	26,596
Foreign currency translation adjustments	—	—	—	—	—	(23,772)	(23,772)
Change in funded status under Topic 715, net of income taxes of $(5)	—	—	—	—	—	(19,507)	(19,507)
Change in value of derivative instruments, net of income taxes of ($534)	—	—	—	—	—	(13,859)	(13,859)
Total other comprehensive loss	—	—	—	—	—	—	(30,542)
Issuance of common stock underlying restricted stock units	11,489	—	—	(262)	—	—	(262)
Compensation expense	—	—	—	4,275	—	—	4,275

Balance at December 31, 2008	2,312,889	2	—	220,831	(218,915)	(29,499)	(27,581)

Components of comprehensive income (loss):			—
Net loss	—	—	—	—	(111,993)	—	(111,993)
Foreign currency translation adjustments	—	—	—	—	—	16,488	16,488
Change in funded status under Topic 715, net of income taxes of $(2,086)	—	—	—	—	—	(2,244)	(2,244)
Change in value of derivative instruments, net of income taxes of $211	—	—	—	—	—	4,138	4,138
Total other comprehensive loss	—	—	—	—	—	—	(93,611)
Issuance of common stock	113,897	—	—	(770)	—	—	(770)
Compensation expense	—	—	—	2,305	—	—	2,305

Balance at December 31, 2009	2,446,786	2	—	222,366	(330,908)	(11,117)	(119,657)

Components of comprehensive income (loss):
Net loss	—	—	—	—	(73,086)	—	(73,086)
Foreign currency translation adjustments	—	—	—	—	—	2,628	2.628
Change in funded status under Topic 715, net of income taxes of $(25)	—	—	—	—	—	(3,609)	(3,609)
Change in value of derivative instruments, net of income taxes of $323	—	—	—	—	—	9,721	9,721
Total other comprehensive loss	—	—	—	—	—	—	(64,346)
Issuance of common stock	119,364	—	—	(326)	—	—	(326)
Cancellation of shares in connection with the reorganization	(2,566,150)	(2)	—	(865)	—	—	(867)
Issuance of common stock in connection with the reorganization	14,970,050	15	—	196,606	—	—	196,621
Reclassification of warrants	—	—	13,560	(13,560)	—	—	—
Issuance of common stock	45	—	—	—	—	—	—
Compensation expense	—	—	—	7,310	—	—	7,310

Balance at December 31, 2010	14,970,095	$15	$13,560	$411,531	$(403,994)	$(2,377)	$18,735

See accompanying notes.

(1)	Retroactively adjusted for the effective 20 to 1 reverse stock split and change in par value from $.01 to $.001 on May 25, 2010

XERIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
	2010	2009	2008
	(dollars in thousands)
Operating activities
Net income (loss)	$(73,086)	$(111,993)	$26,596
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	—	80,600	—
Stock-based compensation	7,310	2,305	4,275
Depreciation	38,963	39,539	42,963
Amortization of other intangibles	2,318	2,328	2,965
Deferred financing cost amortization	5,953	5,417	4,670
Unrealized foreign exchange gain on revaluation of debt	(1,621)	(1,626)	(10,272)
Deferred taxes	8,614	7,586	(12,948)
Asset impairments	2,890	1,669	3,989
Gain on disposition of property and equipment	(2,105)	(1,979)	(3,080)
Non-cash reorganization items	28,683	—	—
Reorganization items accrued	115	—	—
Change in the fair value of interest rate swaps	9,721	3,818	(1,668)
Curtailment/settlement gain	—	—	(39,968)
Provision for bad debt expense	(1,180)	(4,964)	11,397
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(9,648)	26,874	541
Inventories	(4,811)	12,726	20,664
Prepaid expenses	700	(682)	1,190
Other current assets	(2,074)	3,896	1,389
Accounts payable and accrued expenses	11,602	(48,986)	24,120
Deferred and other long term liabilities	(1,610)	(397)	245

Net cash provided by operating activities	20,734	16,131	77,068

Investing activities
Capital expenditures	(27,928)	(19,532)	(39,028)
Proceeds from disposals of property and equipment	4,170	4,261	4,672
Restricted cash	(13,701)	—	—
Other	(29)	1,100	(877)

Net cash used in investing activities	(37,488)	(14,171)	(35,233)

Financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(1,025)	28,000	(1,776)
Proceeds from borrowings (maturities longer than 90 days)	402	163	2,687
Proceeds from Debtor in Possession Facility in connection with the Reorganization	60,000	—	—
Principal payments on debt	(18,579)	(41,303)	(24,429)
Other	(8,172)	(1,490)	(8,794)

Net cash provided by/(used) in financing activities	32,626	(14,630)	(32,312)

Effect of exchange rate changes on cash flows	(210)	976	992

Net increase (decrease) in cash	15,662	(11,694)	10,515
Cash and cash equivalents at beginning of year	23,039	34,733	24,218

Cash and cash equivalents at end of year	$38,701	$23,039	$34,733

Interest payments	$41,419	$59,246	$57,328

Income tax payments	$8,554	$10,436	$12,530

Supplemental schedule of noncash activities:
Issuance of common stock to extinguish debt	$182,213	$—	$—
Conversion of debtor-in-possession financing facility to term loan	$60,000	$—	$—
Cash reorganization items	$16,159	$—	$—
Conversion of interest rate swaps into notes payable (Note 6)	$—	$20,036	$—
Accrued capital expenditures	$—	$—	$3,672

See accompanying notes.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands except per share data)

December 31, 2010

1. Company Description

Xerium Technologies, Inc. (the “Company”), is a leading global manufacturer and supplier of two types of consumable products used primarily in the production of paper—clothing and roll covers. Operations are strategically located in the major paper-making regions of the world, including North America, Europe, South America and Asia-Pacific.

Chapter 11 Filing, Emergence and Plan of Reorganization—

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

December 31, 2010

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

Borrowings under the Amended and Restated Credit Facility term loans bear interest as follows:

•	in the case of Xerium Canada Inc., at the CDOR (“Canada Dollar”) Rate plus (i) 6.25% if the leverage ratio equals or exceeds 2.75:1.00 or (ii) 5.75% if the leverage ratio is less than 2.75:1.00;

•	in the case of Xerium Technologies, Inc. the LIBOR Rate plus (i) 6.25% if the leverage ratio equals or exceeds 2.75:1.00 or (ii) 5.75% if the leverage ratio is less than 2.75:1.00; and

•

in the case of XTI LLC, Xerium Italia S.p.A., Huyck Wangner Austria GmbH and Xerium Germany Holding GmbH, at the Euribor Rate plus (i) 6.25% if the leverage ratio equals or exceeds 2.75:1.00 or (ii) 5.75 % if the leverage ratio is less than 2.75:1.00.

The terms “CDOR Rate,” “LIBOR Rate,” and “Euribor Rate” have the same meanings as set forth in the Company’s pre-petition credit facility except that the CDOR Rate, the LIBOR Rate and the Euribor Rate shall not be less than 2.00% per annum. Interest periods will be 1, 2, 3 or 6 months. If any event of default occurs and is continuing, then interest on the unpaid balance of the outstanding term loans will accrue at a per annum rate of two percent greater than the rate of interest specified above.

The Amended and Restated Credit Facility requires the Company to make mandatory prepayments under the following circumstances, subject to inter-creditor sharing arrangements with the lenders under the Exit Facility (as defined below) and on a pro rata basis with the Exit Facility:

(a) with 100% of the net cash proceeds received by the Company from any sale of any assets (50% of the net cash proceeds of the sale of assets belonging to our Australian and Vietnamese subsidiaries) for any

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2010

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

The loans under the Exit Facility are “LIBOR Loans” and bear interest at the annual rate equal to LIBOR plus the applicable margin, 4.5% per year, with a LIBOR floor of 2.00% per annum. Interest periods will be 1, 2, 3 or 6 months. If any event of default occurs and is continuing, then interest on the unpaid balance of the outstanding Exit Facility loans will accrue at a per annum rate of two percent greater than the rate of interest specified above. If any event of default occurs and is continuing under the Exit Facility, each LIBOR Loan will convert to an ABR Loan at the end of the interest period then in effect for such LIBOR Loan.

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

December 31, 2010

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

December 31, 2010

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

Reorganization items are presented separately in the accompanying consolidated statement of operations and represent expenses that the Company identified as directly relating to the reorganization. These items for the year ended December 31, 2010 are summarized as follows:

Year Ended December 31, 2010
Legal and professional fees	$16,274
Loss on extinguishment of debt	14,400
Write-off of deferred financing costs on pre-petition credit facility	14,283

$44,957

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

Restricted Cash

At December 31, 2010 the Company had $13.7 million of restricted cash, which was classified as a current asset. The restricted cash serves as collateral for letters of credit and no letter of credit has a maturity greater than one year, although certain of them can be renewed for another year. The cash is held in custody by the issuing bank, is restricted as to withdrawal or use and is currently invested in money market funds. Income from these funds is paid to the Company.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2010

2. Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared on the basis of GAAP. The consolidated financial statements include the accounts of Xerium Technologies, Inc. and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

Revenue Recognition

Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery including transfer of title has occurred, and there is a reasonable assurance of collection of the sales proceeds. The Company generally obtains written purchase authorizations from customers for a specific product at a specified price and considers delivery and transfer of title to have occurred primarily at the time of shipment. Revenue is recorded net of applicable allowances, including estimated allowances for returns, rebates, and other discounts. The Company sells to certain customers on a consignment basis. As part of the consignment agreement the Company delivers the goods to a location designated by the customer. In addition, the customer and the Company agree to a “sunset” date, which represents the date by which the customer must accept all risks and rewards of ownership of the product and payment terms begin. For consignment sales, revenue is recognized on the earlier of actual product installation or the “sunset” date.

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

Advertising Costs

Selling expenses include advertising expenses of $1,108, $898 and $1,501 in 2010, 2009 and 2008, respectively. The Company expenses all advertising costs as incurred.

Translation of Financial Statements

The reporting currency of the Company is U.S. Dollars. Assets and liabilities of non-U.S. operations are translated at year-end rates of exchange, and the consolidated statements of operations and cash flows are

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2010

translated at the average rates of exchange during the year. Gains and losses resulting from translating non-U.S. Dollar denominated financial statements are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit).

Foreign Exchange

Foreign exchange gains and losses arising out of transactions denominated in currencies other than a subsidiary’s functional currency are recorded in the consolidated statements of operations. Net exchange gains and losses are recorded in “Foreign exchange gain (loss)” and amounted to a gain of $1,668 for the year ended December 31, 2010, a loss of $905 for the year ended December 31, 2009 and a gain of $6,356 for the year ended December 31, 2008. Certain intercompany loans have been determined to be permanent, and accordingly, foreign exchange gains or losses related to such loans are recorded in accumulated other comprehensive income (loss).

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

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2010

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with maturities of three months or less when acquired. Short-term investments consist of time deposits or money market accounts at investment-grade banks. As of December 31, 2010, certain of the Company’s deposits in U.S. bank accounts exceeded the FDIC guarantee of $250 per depositor.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts Receivable are recorded cost, and do not bear interest. Bad debt provisions are included in general and administrative expense. The amounts recorded are derived based upon the general aging of receivables, specific customer credit history and payment trends, and any new business conditions.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Raw materials are valued principally on a weighted average cost basis. The Company’s work in process and finished goods are specifically identified and valued based on actual inputs to production. Provisions are recorded as appropriate to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires management to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business, while considering the general aging of inventory and factoring in any new business conditions. Expenses for inventory write downs were not material in 2010 and $3,882 and $13,351 during the years ended December 31, 2009 and 2008, respectively.

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

December 31, 2010

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

Impairment

The Company reviews its long-lived assets that have finite lives for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment (“Topic 360”). This topic requires that companies evaluate the fair value of long-lived assets based on the anticipated undiscounted future cash flows to be generated by the assets when indicators of impairment exist to determine if there is impairment to the carrying value. Any change in the carrying amount of an asset as a result of the Company’s evaluation has been recorded in restructuring and impairments expense in the consolidated statements of operations. Impairment charges are discussed in Note 14.

Intangible assets

Intangible assets consist of patents, licenses, trademarks and deferred financing costs. As of December 31, 2009, deferred financing costs were reclassified to other current assets as a result of the Company’s credit issues.

Patents, licenses and trademarks are amortized on a straight-line basis over their remaining lives, which range from three to fifteen years. Deferred financing costs are amortized using the effective interest method as a component of interest expense over the life of the related debt.

Goodwill

The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other Intangible Assets (“Topic 350”). Topic 350 requires that goodwill and intangible assets that have indefinite lives not be amortized but, instead, must be tested at least annually for impairment or whenever events or business conditions warrant. Goodwill impairment testing is a two-step process. Step 1 involves comparing the fair value of the Company’s reporting unit to its carrying amount. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit carrying amount is greater than the fair value then the second step must be completed to measure the amount of impairment, if any. Step 2 calculates the implied fair value of goodwill by deducting the fair value of the net assets of the reporting unit from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2010

The Company performs an annual test for goodwill impairment as of December 31st at the reporting unit level. The Company has two reporting units: clothing and roll covers. For the purpose of performing the annual impairment test, the Company allocates all shared assets and liabilities to the reporting units based on the percentage of each reporting unit’s revenue to total revenue. Shared operating expenses are allocated to the reporting unit to the extent necessary to allow them to operate as independent businesses. To determine if impairment exists, the fair value of each reporting unit is compared to its carrying value. The fair value of the Company’s reporting unit is determined by using a weighted combination of both a market multiple approach and an income approach. The market multiple approach utilizes the Company’s and its competitors’ proprietary information that is used to value its reporting units. The income approach is a present value technique used to measure the fair value of future cash flows produced by each reporting unit. As a result of the annual test for goodwill impairment performed as of December 31, 2010, the Company determined that no goodwill impairment exists.

As of December 31, 2009, the Company recorded a non-cash charge for goodwill impairment of $80,600 related to its roll covers reporting unit based on assessments performed as of that date. Applying the guidance of Topic 350, the Company determined that as of December 31, 2009, goodwill for the roll covers segment was impaired primarily due to the adverse effect of the Company’s credit issues and the effects of the current global economic environment. Step 1 of the process indicated that the fair value of the net assets of the roll covers segment was $3,600 less than their carrying value as of December 31, 2009. Based on the Step 1 result, the Company proceeded with Step 2. Based on the increase in fair value of tangible and intangible assets over book value of $77,000 as determined in Step 2, an aggregate impairment of $80,600 was recorded.

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

As of December 31, 2010, 2009 and 2008, the Company had outstanding restricted stock units (“RSUs”) (See Note 13). Diluted average shares outstanding were computed using (i) the average market price for time-based RSUs and (ii) the actual grant date market price for non-employee director RSUs. The calculation of diluted earnings per share excludes the Company’s performance-based RSUs that are based on shareholder return targets because the performance criteria had not been contingently achieved and therefore the RSUs were not contingently issuable. For the years ended December 31, 2010 and 2009, the dilutive effect of potential future issuances of common stock underlying the Company’s RSUs was excluded from the calculation of diluted

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2010

average shares outstanding because their effect would have been anti-dilutive as the Company incurred a net loss during those years. For the year ended December 31, 2008, the dilutive effect of potential future issuances of common stock underlying certain of the Company’s RSUs was excluded from the calculation of diluted average shares outstanding because their effect would have been anti-dilutive.

	2010	2009	2008
Weighted-average common shares outstanding—basic	10,019,098	2,445,381	2,306,692
Dilutive effect of stock-based compensation awards outstanding	—	—	3,131

Weighted-average common shares outstanding—diluted	10,019,098	2,445,381	2,309,823

RSU’s aggregating approximately 0.5 million, 0.4 million and 1.0 million shares were outstanding during the years ended December 31, 2010, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because the impact of including such shares would be anti-dilutive to the earnings per share calculation.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“Topic 740”), which requires the recognition of deferred tax assets and liabilities for the expected future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, representing future tax benefits, are reduced by a valuation allowance when the determination can be made that it is “more likely than not” that all or a portion of the related tax asset will not be realized. The deferred tax provision or benefit represents the change in deferred tax assets and liabilities, excluding any amounts accounted for as components of goodwill or accumulated other comprehensive loss, from the prior year, including the effect of foreign currency translation thereon. While the Company believes it has adequately provided for its income tax receivable or liabilities and its deferred tax assets or liabilities in accordance with FASB income tax guidance, adverse determination by taxing authorities or changes in tax laws and regulations could have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. Income taxes are further discussed in Note 9.

Warranties

The Company offers warranties on certain products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The Company estimates the costs that may be incurred under its warranties and records a liability for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. Below represents the changes in the Company’s warranty liability for 2010 and 2009:

	Balance at Beginning of Year	Charged to Revenue or Cost of Sales	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year
For the year-ended December 31, 2010	$1,973	$1,472	$(95)	$(1,662)	$1,688
For the year-ended December 31, 2009	$2,424	$2,018	$80	$(2,549)	$1,973

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2010

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

New Accounting Standards

In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU No. 2010-28”). The amendments in ASU-2010-28 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company believes the adoption of ASU No. 2010-28 will not have a material impact on its financial statements for the period.

In April 2010, the FASB issued ASU No. 2010-13, Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades—a consensus of the FASB Emerging Issues Task Force (“ASU No. 2010-13”). ASU No. 2010-13 provides amendments to ASC Topic 718, Compensation—Stock Compensation (“Topic 718”) to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. ASU No. 2010-13 is effective for fiscal years beginning on or after December 15, 2010. The Company believes the adoption of ASU No. 2010-13 will have no impact on its financial statements for the period.

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

December 31, 2010

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

In June 2009, the FASB issued ASC Topic 810, Amendments to FASB Interpretation No. 46(R) (“Topic 810”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). Topic 810 was effective as of the beginning of the first fiscal year that begins after November 15, 2009 and the adoption of Topic 810 had no impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC Topic 860, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“Topic 860”). Topic 860 is intended to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Topic 860 was applied in the reporting period ended December 31, 2009, in accordance with the effective date of Topic 860 and the adoption had no impact on the Company’s consolidated financial statements.

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

December 31, 2010

Effective January 1, 2009, the Company adopted ASC Topic 815-10-65-1 for disclosure related to derivatives and hedging. See “Derivatives and Hedging” above. The Company’s adoption of Topic 815-10-65-1 had no material effect on its consolidated financial statements.

In December 2008, the FASB issued ASC Topic 715, Employers’ Disclosures about Postretirement Benefit Plan Assets (“Topic 715”), which is effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions of Topic 715 are not required for earlier periods that are presented for comparative purposes. This ASC Topic amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of defined benefit pension or other postretirement plan. The objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan are to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period and significant concentrations of risk within plan assets. See Note 10 for the Company’s disclosures in accordance with Topic 715.

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

3. Inventories

The components of inventories are as follows at:

	December 31
	2010	2009
Raw materials	$19,144	$17,466
Work in process	27,065	26,811
Finished goods (includes consigned inventory of $11,784 in 2010 and $10,701 in 2009)	35,718	33,897

	$81,927	$78,174

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2010

4. Property and Equipment

Property and equipment consist of the following at:

	December 31
	2010	2009
Land	$23,915	$24,874
Buildings and improvements	152,867	161,019
Machinery and equipment	614,585	605,107
Construction in progress	16,923	17,954

Total	808,290	808,954
Less accumulated depreciation	(447,020)	(423,405)

	$361,270	$385,549

The Company recorded $39.0 million and $39.5 million in depreciation expense in 2010 and 2009, respectively.

5. Goodwill, Intangible Assets and Deferred Financing Costs

The following table provides changes in the carrying amount of goodwill by segment for the years ended December 31, 2010 and 2009:

	Clothing	Roll Covers	Total
Balance at December 31, 2008	$57,102	$98,103	$155,205
Goodwill Impairment	—	(80,600)	(80,600)
Foreign currency translations	(4,633)	2,332	(2,301)

Balance at December 31, 2009	52,469	19,835	72,304
Goodwill impairment	—	—	—
Foreign currency translations	(10,905)	(441)	(11,346)

Balance at December 31, 2010	$41,564	$19,394	$60,958

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2010

The components of intangible assets and deferred financing costs are summarized as follows at:

	December 31
	2010	2009
Patents and licenses	$31,920	$31,920
Less accumulated amortization	(27,655)	(26,703)

Net patents and licenses	4,265	5,217

Trademarks	18,920	18,920
Less accumulated amortization	(13,985)	(12,726)
Net trademarks	4,935	6,194

Other intangibles	952	952
Less accumulated amortization	(379)	(272)

Net other intangibles	573	680

Deferred financing costs	3,716	35,754
Less accumulated amortization	(531)	(20,567)

Net deferred financing costs (1)	3,185	15,187

Net amortizable intangible assets and deferred financing costs	12,958	27,278
Less net deferred financing costs reclassified to other current assets (1)	—	(15,187)

	$12,958	$12,091

(1)	In connection with the senior credit facility matters discussed in Note 1, the accompanying consolidated balance sheet as of December 31, 2009 includes a reclassification of $15,187 from “Intangible assets and deferred financing costs, net” to “Other current assets” to reflect the classification of net deferred financing costs related to the debt under the senior credit facility as a current asset.

Amortization expense for patents, licenses, trademarks and other intangibles amounted to $2,318, $2,328 and $2,965 for the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, the estimated annual amortization expense for patents, licenses and trademarks and other intangibles for each of the succeeding five years total $8,230 as follows:

2011	$2,296
2012	2,296
2013	1,765
2014	1,514
2015	359

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2010

6. Notes Payable

At December 31, 2010 and 2009, notes payable consisted of the following:

	December 31
	2010	2009
Unsecured notes (1)	$184	$1,665
Secured notes (2)	—	48,136

Total	$184	$49,801

(1)	In 2010 and 2009, unsecured notes payable consisted primarily of committed lines of credit at banks to fund short-term working capital needs. The weighted-average interest rate on outstanding notes payable borrowings in 2010 and 2009 was 3.48% and 7.03%.
(2)	During 2009, the Company had borrowings under its revolver of $28,100, essentially all of which was borrowed in the first quarter of 2009. These borrowings were settled on the Effective Date in accordance with the Plan. The unused portion of these lines of credit totaled $6,638 at December 31, 2009. The secured portion of the debt is collateralized by letters of credit available under a multi-currency revolving credit facility of $50,000 which was a part of the Company’s credit agreement. Interest rates were variable and were based upon local market rates. Annual commitment and similar fees charged by the banks approximate 0.75% of the unused facilities. The weighted-average interest rate on the total of all facilities available was 6.52% in 2009. Additionally, on December 31, 2009 the Company terminated with the counterparties all of its outstanding interest rate swap liabilities of $20,036 and converted them into notes payable to such counterparties. These borrowings were settled on the Effective Date in accordance with the Plan. The swap termination counterparties have rights similar to the lenders under the credit facility. See Note 8 for further discussion of derivatives.

7. Debt

In connection with the Company’s initial public offering in 2005, the Company entered into a $700,000 senior secured credit facility that provided for a term loan with a total principal amount of $650,000 and a $50,000 senior secured revolving credit facility. (Collectively, the “Senior Credit Facility”). In 2010, as discussed in Note 1, the Company and certain of its subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code on the Commencement Date, and the Company and the Debtor Subsidiaries emerged from chapter 11 on the Effective Date. On the Effective Date, the Company entered into an amendment and restatement of its Senior Credit Facility pursuant to which, among other things, the total outstanding debt obligations under the senior credit facility, which at May 25, 2010 were $603,590 (including waiver fees of $1,380) were reduced to $410,000 (“Second Lien Debt”). Also on the Effective Date, pursuant to the Plan, the DIP Facility was converted into an Exit Facility consisting of a $20,000 revolving credit facility and a $60,000 term loan (“First Lien Debt”) used to fund the Company’s emergence from chapter 11 and ongoing working capital requirements. As of December 31, 2010, no borrowings have been made under the revolving credit facility. See Note 1 for additional information related to the terms of the Amended and Restated Credit Facility and the Exit Facility.

The credit facility provides for quarterly scheduled principal payments on the term loans and approximately $57,500 and $382,000 due at maturity in November 2013 and May 2014, respectively. This facility contains covenants based on certain measures of debt levels and interest coverage, all calculated in relation to Adjusted

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2010

EBITDA as defined in the credit agreement, and restrictions on capital expenditures. At December 31, 2010, management believes the Company was in compliance with these covenants. In addition, substantially all of the Company’s assets are pledged as collateral under the credit facility.

At December 31, 2010 and 2009, Long-term debt consisted of the following:

	December 31
	2010	2009
Senior Bank Debt (Secured):
First lien debt, payable quarterly, U.S. Dollar denominated—LIBOR (minimum 2.00%) plus 4.50% (6.5%) as of December 31, 2010	$59,701	$—
Second lien Debt, payable quarterly, US Dollar denominated—LIBOR (minimum 2.00%) plus 6.25% (8.25%) as of December 31, 2010; First lien debt, payable quarterly, LIBOR of 0.25% plus 6.50% (6.75%) as of December 31, 2009	228,248	299,494
Second lien debt, payable quarterly Euro denominated —EURIBOR (minimum 2.00%) plus 6.25% (8.25%) as of December 31, 2010; First lien debt, payable quarterly, EURIBOR plus 6.50% (7.15%) as of December 31, 2009	137,814	216,064
Second lien debt, payable quarterly, Canadian Dollar denominated—CDOR (minimum 2.00%) plus 6.25% (8.25%) as of December 31, 2010; First lien debt, payable quarterly, CDOR plus 6.50% (6.94%) as of December 31, 2009	49,800	68,006

	475,563	583,564
Other Long-Term Debt:
Unsecured, interest fixed at 2.00% to 2.50%, Euro denominated	2,035	1,789
Unsecured, interest fixed at 2.85% to 3.90%, Yen denominated	3.579	4,967

	481,177	590,320
Less current maturities	12,794	1,826
Less long-term debt classified as current (1)	—	583,564

Total	$468,383	$4,930

(1)	In connection with the senior credit facility matters discussed in Note 1, the accompanying consolidated balance sheet as of December 31, 2009 includes a reclassification of $583,564 from “Long term debt, net of current maturities” to current debt as “Long-term debt classified as current”. As of December 31, 2010, the long term debt under the senior credit facility was classified as “Long term debt, net of current maturities”.

During 2010, 2009 and 2008 the Company recorded $57.9 million, $68.5 million, and $60.3 million in interest expense.

During 2010, the Company made aggregate scheduled debt payments of approximately $4,500 under the Amended and Restated Credit Facility and Exit Facility. In 2009, the Company made scheduled repayments of approximately $19,600 under the Senior Credit Facility. The Company may be required to make debt repayments in addition to the required amortization, subsequent to the 2011 fiscal year, based on its “excess cash” generated in 2011, as defined in its credit agreement. The Company was required to make additional debt repayments of

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2010

approximately $19,200 during 2009 for “excess cash” based on 2008 calculations. No additional payments were required in 2010 based on 2009 “excess cash” nor are any additional payments required in 2011. Because the amounts of any such future repayments are not currently determinable, they are excluded from the long-term debt maturities schedule below. In addition, substantially all of the Company’s assets are pledged as collateral under the Amended and Restated Credit Facility. At December 31, 2010, the Company had $26,032 available under the senior credit facilities.

The aggregate maturities of long-term debt for each of the following five years and thereafter are as follows:

2011	$12,794
2012	10,105
2013	9,493
2014	66,526
2015	382,259
Thereafter	—

$481,177

Additionally, as of December 31, 2010, the carrying value of the term debt under the Company’s Amended and Restated Credit Facility was $475,563, and exceeded its fair value of $464,563. At December 31, 2009, the carrying value of the term debt under the Company’s senior credit facility was $583,564 and exceeded its fair value of approximately $485,000. The Company determined the fair value of its debt utilizing quoted prices in active markets for its own debt (Level 1 of the fair value hierarchy).

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

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2010

As previously discussed, the Company terminated its outstanding interest rate swaps at December 31, 2009 and has not entered into any new interest rate swap agreements since that time. Consequently, the Company’s financial statements are exposed to the effects of interest rate fluctuations which could have a material impact on its results of operations. However, under the Amended and Restated Credit Facility, the CDOR Rate, the LIBOR Rate and the Euribor Rate are subject to a minimum base rate of 2.00% per annum, which is currently higher than the respective base rates.

As disclosed in previous filings, the Company anticipated that it would not be in compliance with certain financial covenants under its senior credit facility for the period ending September 30, 2009 and thus, on September 29, 2009, the Company entered into Waiver and Amendment No. 1 (the “Waiver Agreement”) to the Company’s senior credit facility in effect at that time. As of September 30, 2009 (and as of December 31, 2009), the Company was not in compliance with those covenants. As it was uncertain that the Company would be able to complete any alternative, long-term solutions to its credit issues or to obtain a further waiver prior to expiration of the Waiver Agreement, the Company was no longer able to support that the variable-rate interest payments (hedged transactions) under its senior credit facility were probable of occurring. Therefore, effective September 1, 2009, the Company was required to discontinue cash flow hedge accounting prospectively for its interest rate swaps so that the mark to market changes in their fair value are charged or credited to interest expense. Prior to September 1, 2009, the effective portion of changes in the fair value of derivatives designated and that qualified as cash flow hedges were recorded in accumulated other comprehensive income (loss) and subsequently amortized into earnings in the period that the hedged forecasted transaction affected earnings. The ineffective portion of the change in fair value of the derivatives was recognized directly in earnings. The balance in accumulated other comprehensive loss as of August 31, 2009 related to the interest rate swaps for which hedge accounting was to be subsequently amortized into the statement of operations (interest expense) over the remaining original term of the derivative as the hedged forecasted transactions are also recorded to interest expense, in accordance with Topic 815. In addition, as of March 31, 2010, the Company determined that it was probable that future interest payments on the debt that was in excess of the $410,000 (discussed in Note 1) would not occur. As a result in March 2010, the Company amortized an additional $735 from accumulated other comprehensive income to interest expense, which represented the balance in accumulated other comprehensive income relating to interest payments on the debt that was in excess of $410,000. The remaining balance of $8,986 in accumulated other comprehensive loss related to interest rate swaps was amortized to interest expense through December 31, 2010, the original term of the swaps.

Although these interest rate swaps were subject to mark to market accounting through earnings effective September 1, 2009, prior to their termination with the counterparties as discussed above, they effectively fixed, from a cash flow hedge perspective through December 31, 2009, the interest rate at 10.75% on approximately 79% of the term loan portion of the Company’s pre-petition credit facility. As a result of the termination of the interest rate swaps, the interest rate on the term loan portion of the credit facility was no longer effectively fixed through December 31, 2010, the original term of the swaps.

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the year ended December 31, 2010 and for the year ended December 31, 2009. As of December 31, 2009, the Company had no outstanding interest rate derivatives as a result of the termination of interest rate swaps and their conversion to notes payable, as discussed above, and have not entered into any since that date.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2010

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statement of

Operations For the Year Ended December 31, 2010

Derivatives in Topic 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion), net of tax	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps (1)	$—	Interest expense	$—	Interest expense	$—

Derivatives Not Designated as Hedging Instruments Under Topic 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest Rate Swaps (1)	Interest Expense	$(9,721)
Foreign Currency Hedges	Foreign exchange loss	(261)

		$(9,982)

(1)	The Company’s interest rate swaps were considered designated hedging instruments through August 31, 2009. As discussed above, effective September 1, 2009, the interest rate swaps were no longer designated hedging instruments.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2010

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statement of Operations

for the Year Ended December 31, 2009

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

As of December 31, 2010 and December 31, 2009, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships. The value of these contracts is recognized at fair value based on market exchange forward rates. The change in fair value of these contracts is included in foreign exchange gain/(loss) in the statement of operations.

Foreign Currency Derivative (as of December 31, 2010)	Notional Sold	Notional Purchased
Cash flow hedges	$(1,683)	$—
Fair value hedges	$(23,964)	$5,623

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2010

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

As of December 31, 2010 and December 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $222 and $42, respectively. The Company has not posted any collateral related to these derivative agreements.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of December 31, 2010 and December 31, 2009, respectively.

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives As of December 31, 2010		Liability Derivatives As of December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Topic 815
Interest Rate Swaps	Other current assets	$—	Accrued expenses	$—

Total derivatives designated as hedging instruments under Topic 815		$—		$—

Derivatives not designated as hedging instruments under Topic 815
Interest Rate Swaps	Other current assets	$—	Accrued expenses	$—
Foreign Currency Hedges	Other current assets	35	Accrued expenses	(257)

Total derivatives not designated as hedging instruments under Topic 815		$35		$(257)

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2010

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives As of December 31, 2009		Liability Derivatives As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Topic 815
Interest Rate Swaps	Other current assets	$—	Accrued expenses	$—

Total derivatives designated as hedging instruments under Topic 815		$—		$—

Derivatives not designated as hedging instruments under Topic 815
Interest Rate Swaps	Other current assets	$—	Accrued expenses	$—
Foreign Currency Hedges	Other current assets	5	Accrued expenses	(47)

Total derivatives not designated as hedging instruments under Topic 815		$5		$(47)

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

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2010

To comply with Topic 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2010 and December 31, 2009, respectively, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy. The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2010 or December 31, 2009. The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

As of December 31, 2010

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observables Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives	$35	$—	$35	$—

Total	$35	$—	$35	$—

Liabilities
Derivatives	$(257)	$—	$(257)	$—

Total	$(257)	$—	$(257)	$—

As of December 31, 2009

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observables Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives	$5	$—	$5	$—

Total	$5	$—	$5	$—

Liabilities
Derivatives	$(47)	$—	$(47)	$—

Total	$(47)	$—	$(47)	$—

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2010

9. Income Taxes

The components of domestic and foreign income (loss) before the provision for income taxes are as follows:

	Year Ended December 31
	2010	2009	2008
U.S.	$(75,616)	$(92,453)	$29,538
Foreign	20,796	(7,223)	959

Total	$(54,820)	$(99,676)	$30,497

The components of the income tax provision (benefit) are as follows:

	Year Ended December 31
	2010	2009	2008
Current:
U.S.	$1,088	$222	$1,286
Foreign	8,564	4,509	15,563

Total current	9,652	4,731	16,849
Deferred:
U.S.	—	—	—
Foreign	8,614	7,586	(12,948)

Total deferred	8,614	7,586	(12,948)

Total provision (benefit)	$18,266	$12,317	$3,901

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2010

The tax effect of temporary differences which give rise to deferred income tax assets and liabilities are as follows:

	2010	2009
Deferred tax assets arising from:
Net operating loss carryforwards	$100,974	$72,143
Intangible assets, net	12,293	15,830
Pension and other benefit accruals	10,994	10,725
Tax credits	1,711	1,581
Investments	9,572	31,358
Other allowances and accruals, net	16,329	30,520

Total	151,873	162,157
Deferred tax liabilities arising from:
Property and equipment, net	(37,139)	(38,729)
Intangible assets, net	(2,628)	(2,839)
Foreign Income Inclusions	(22,372)	(18,398)
Other allowances and accruals, net	(1,311)	—

Total	(63,450)	(59,966)
Valuation allowance	(96,042)	(106,100)

Net deferred tax liability	$(7,619)	$(3,909)

Deferred taxes are recorded as follows in the consolidated balance sheets (in millions):

	2010	2009
Current Deferred Tax Asset, Net.	$6,138	$7,690
Current Deferred Tax Liability, Net	(149)	(499)
Noncurrent Deferred Tax Asset, Net	14,898	5,047
Noncurrent Deferred Tax Liability, Net	(28,506)	(16,147)

Net Deferred Tax Liability	$(7,619)	$(3,909)

Compliance with Topic 740 requires the Company to periodically evaluate the necessity of establishing or adjusting a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related tax benefit will be recognized in future periods. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent results of operations. Because of the accumulated loss position in certain tax jurisdictions at December 31, 2010 and December 31, 2009 and the uncertainty of profitability in future periods, the Company has recorded valuation allowances as shown above for all U. S. deferred tax assets and for certain foreign deferred tax assets primarily related to net operating loss carry-forwards in Australia, Canada, Germany, Sweden, the United Kingdom and France.

We emerged from chapter 11 bankruptcy protection on May 25, 2010. Our review of the potential impact of the overall plan of reorganization resulted in no material change in our tax position. Our balance sheet as of December 2010 reflected a deferred tax asset related to our German federal and trade loss carry-forwards of

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2010

approximately $2.7 million. As a general rule, federal and trade tax loss carry forwards are subject to forfeiture if more than 50% of the shares in the corporation are directly or indirectly transferred to a new shareholder. There is a restructuring exception to this general rule; however, effective December 2010, this exception has been suspended with retroactive effect. As of December 2010, we have impaired the portion of the deferred tax asset we believe to be subject to possible forfeiture.

For 2010, the Company recognized a provision for income taxes of $18,266 as compared with $12,317 for 2009. The Company recorded income tax expense for 2010, even though it had a consolidated pre-tax loss, principally due to (i) losses that were incurred domestically and in certain foreign jurisdictions for which no corresponding tax benefit was recognized as the net operating losses that were created for tax purposes in these jurisdictions were fully reserved for book purposes, (ii) the establishment of uncertain tax reserves for certain of our foreign historical tax positions including the $3.9 million impairment of a German deferred tax asset that we believe to be subject to possible forfeiture, based on a recent tax ruling with respect to available restructuring exemption and (iii) the disallowance of certain deductions for costs incurred as part of our reorganization. The Company recorded income tax expense for 2009, even though it had a consolidated pre-tax loss, principally due to (i) losses that were incurred domestically and in certain foreign jurisdictions for which no corresponding tax benefit was recognized as the net operating losses that were created for tax purposes in these jurisdictions were fully reserved for book purposes, (ii) goodwill impairment recorded domestically and in certain foreign jurisdictions for which no corresponding tax benefit was recognized and (iii) the establishment in 2009 of valuation allowances in Canada, China and the United Kingdom.

As of December 31, 2010, the Company has pre-tax net operating loss carry-forwards for U.S. federal income tax purposes of approximately $146,066 that expire on various dates from 2026 through 2030 and federal tax credits of approximately $193 that either expire on various dates or can be carried forward indefinitely. As of December 31, 2010, there was a valuation allowance recorded with respect to these balances in the amounts of $146,066 and $193, respectively. The Company has foreign federal net operating loss carry-forwards of approximately $132,204, the majority of which can be carried forward indefinitely, and federal and provincial tax credits of approximately $1,518 that begin to expire primarily in 2015 or are carried forward indefinitely. As of December 31, 2010, there were valuation allowances recorded with respect to these balances in the amounts of $105,119 and $1,518 respectively.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $148,259 at December 31, 2010. Those earnings are considered to be indefinitely reinvested for continued use in foreign operations except for Argentina, Brazil and Mexico. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various jurisdictions. Determination of the amount of unrecognized deferred income tax liability or withholding taxes is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carry-forwards and net operating loss carry-forwards would be available to reduce some portion of the liability. Federal income taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the United States and be taxable.

The Company adopted the uncertain tax provisions of Topic 740 on January 1, 2007 and, accordingly, recorded a cumulative effect increase of $3,323 to accumulated deficit, an increase of $627 to income taxes payable and an increase of $2,696 to other long-term liabilities for uncertain tax positions. On January 1, 2007, the Company had $4,126 in unrecognized tax benefits. As of the December 31, 2010, the gross amount of unrecognized tax benefits was approximately $9,287, exclusive of interest and penalties. Of this balance, if we were to prevail on all unrecognized tax benefits recorded, approximately $8,947 would benefit the effective tax

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2010

rate. As of December 31, 2009, the gross amount of unrecognized tax benefits was approximately $5,023, exclusive of interest and penalties. Of this balance, if we were to prevail on all unrecognized tax benefits recorded, approximately $4,737 would benefit the effective tax rate. The Company’s unrecognized tax benefits increased approximately $4,264 and $200 during the years ended December 31, 2010 and 2009, respectively. During the next twelve months, we estimate $0.4 million of our gross unrecognized tax benefit will reverse due to expiration of statutes. Of this balance, approximately $0.4 million would benefit the effective tax rate. We regularly evaluate, assess and adjust the related liabilities in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period.

The tax years 1999 through 2010 remain open to examination by the major taxing jurisdictions to which the Company and its subsidiaries are subject. There are currently no U.S. Federal or state audits or examinations underway. In May 2009, we concluded an audit relating to our German subsidiaries for tax years 1999 through 2002. No further adjustments not previously recorded were required in the year ended December 31, 2009 as a result of this settlement. In 2010, the German tax authorities initiated an audit of our German entities for the tax years 2004 through 2007. For certain of our German entities under audit, we reached an agreement with the tax authorities for issues identified as a result of this audit, and in September 2010, we accrued for any taxes due as a result of this agreement. For the remaining German entities being audited, the audit is still in the initial information gathering stages. In November 2010, we concluded an audit relating to our Canadian subsidiary for tax years 2005 through 2007, and established a reserve in December 2010 to account for the resolution of this audit. The Company believes that there are no jurisdictions in which the outcome of unresolved issues or claims is likely to be material to its results of operations, financial position or cash flows. The Company further believes that it has made adequate provision for all income tax uncertainties.

A reconciliation of the balances of the unrecognized tax benefits is as follows:

	2010	2009
Balance as of January 1	$5,023	$4,831
Gross decreases—tax positions in prior period due to settlements	(215)	(642)
Gross increases—tax positions in prior period -other	524	—
Gross decreases—related to lapse in statute of limitations	(565)	(206)
Gross increases—tax positions in current period	4,520	953
Currency effects	—	87

Balance at December 31	$9,287	$5,023

The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense and accordingly, the Company recorded approximately $328 and $500 for interest and penalties during the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, the Company recorded accrued interest and penalties related to uncertain tax positions of approximately $2,733 and $2,300, respectively.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2010

The provision for income taxes differs from the amount computed by applying the U.S. statutory tax rate (35%) to income before income taxes, due to the following:

	Year Ended December 31
	2010	2009	2008
Book income (loss) at U.S. 35% statutory rate	$(19,187)	$(34,874)	$10,674
State income and other taxes due, net of federal benefit	1,710	955	465
Foreign tax rate differential	374	(7,137)	(336)
Dividends and other foreign income, net of foreign tax credits	7,975	721	3,813
Change in valuation allowance	(10,272)	24,418	(19,543)
Deferred gain on intercompany transaction	—	—	5,570
Tax rate changes	124	41	3,625
Tax credits and refunds	(424)	(714)	(451)
Goodwill	(2,825)	25,985	(2,778)
Change in tax reserves	4,606	1,125	(24)
Provision to return adjustments	29,408	(124)	—
Other, net	400	1,921	2,886
Financing costs	6,377	—	—

Total	$18,266	$12,317	$3,901

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

Also, the Company had sponsored an unfunded plan that offered the opportunity to obtain health insurance benefits to a certain group of retired U.S. employees and their covered dependents and beneficiaries. A portion of this plan was contributory, with retiree contributions adjusted periodically, as well as other cost-sharing features, such as deductibles and coinsurance. Eligibility varied according to date of hire, age and length of service. Certain retirees also have a life insurance benefit provided at no cost.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2010

During the third quarter of 2008, the Company made and communicated the following decisions related to certain of its U.S. pension plans, postretirement benefit plans and 401(k) plans:

a)	Freezing benefit pension accruals under its Pension Plan for U.S. Salaried and Non-Union Hourly Employees (the “Pension Plan”) effective December 31, 2008 so that future service beyond December 31, 2008 is not to be credited under the Pension Plan. Employees who were vested as of December 31, 2008 are entitled to their benefit earned as of December 31, 2008. Current employees who were not vested as of December 31, 2008 are entitled to their benefit earned as of December 31, 2008 upon five years of continuous employment from date of hire.

b)	No longer sponsoring or funding, as of December 31, 2008, its U.S. retiree health insurance program under which the Company offered health insurance benefits to a certain group of retired U.S. employees and their covered dependents and beneficiaries.

c)	Increasing its 401(k) plan match in the United States from 4% of eligible compensation to 6% as of January 1, 2009. Subsequently, in February, 2009 the Company announced that it will not implement this increase and instead will suspend the employer match until further notice. In January 2010, the Company announced that the increase will be implemented for 2010.

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

In accordance with the provisions of ASC Topic 715-20-50, Compensation—Retirement Benefits (“Topic 715”), the measurement date for defined benefit plans outside the U.S. is December 31 for the years ended December 31, 2010, 2009 and 2008.

Postemployment Obligations

The Company has postemployment plans in various countries and accounts for these plans in accordance with Topic 715. The Company’s postemployment obligations consist primarily of payments to be made to employees upon termination of employment, as defined, and are accrued according to local statutory laws in the respective countries. The Company’s obligation for postemployment benefits amounted to $1,992 and $2,534 as of December 31, 2010 and 2009, respectively.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2010

Benefit Obligations and Plan Assets

A summary of the changes in benefit obligations and plan assets as of December 31, 2010 and 2009 is presented below.

	Defined Benefit Plans		Other Postretirement Benefit Plans
	2010	2009	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$133,097	$114,410	$558	$883
Service cost	3,570	2,986	—	—
Interest cost	6,843	6,718	62	84
Plan participants’ contributions	109	111	—	—
Actuarial (gain) loss	7,783	11,938	(2)	(6)
Currency translation impact	(2,844)	6,325	—	—
Curtailment/settlement gain	(32)	(1,250)	—	—
Administrative expenses paid	(215)	(379)	—	—
Benefits paid	(7,814)	(7,762)	(20)	(403)

Benefit obligation at end of year	$140,497	$133,097	$598	$558

Change in plan assets
Fair value of plan assets at beginning of year	$61,312	$47,141	$—	$—
Actual return on plan assets	7,063	9,975	—	—
Employer contributions	9,899	8,276	—	—
Plan participants’ contributions	109	111	—	—
Administrative expenses paid	(215)	(379)	—	—
Currency translation impact	(270)	3,950	—	—
Benefits paid	(7,814)	(7,762)	—	—

Fair value of plan assets at end of year	$70,084	$61,312	$—	$—

Funded status (1)	$(70,413)	$(71,785)	$(598)	$(558)

(1)	In accordance with Topic 715, $3,591 and $4,225 of this amount is recorded in accrued expenses as of December 31, 2010 and 2009, respectively.

All of the Company’s pension plans that comprise the pension obligation amounts above, have a projected benefit obligation equal to or in excess of plan assets as of the years ended December 31, 2010 and 2009. The accumulated benefit obligation was $131,884 and $125,591 as of the years ended December 31, 2010 and 2009, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	December 31
	2010	2009
Projected benefit obligation	$140,497	$133,097
Accumulated benefit obligation	131,884	125,591
Fair value of plan assets	70,084	61,312

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2010

Components of Net Periodic Benefit Cost

	Defined Benefit Plans			Other Postretirement Benefit Plans
	2010	2009	2008	2010	2009	2008
Service cost	$3,570	$2,986	$5,601	$—	$—	$489
Interest cost	6,843	6,718	6,985	26	84	1,364
Expected return on plan assets	(4,409)	(3,792)	(5,138)	—	—	—
Amortization of prior service cost	15	38	106	—	—	(418)
Amortization of net (gain) loss	982	1,230	666	(7)	(4)	(62)
Curtailment (gain) loss	126	282	(3,451)	—	—	(36,517)

Net periodic benefit cost	$7,127	$7,462	$4,769	$19	$80	$(35,144)

For defined benefit plans, the estimated net loss and prior service cost to be amortized from accumulated other comprehensive loss during 2011 is expected to be $1,268 and $14 respectively.

	Defined Benefit Plans		Other Postretirement Benefit Plans
	2010	2009	2010	2009
Additional Information
Change in funded status included in accumulated other comprehensive loss, net of tax	$(3,609)	$(2,244)	N/A	N/A

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	Defined Benefit Plans		Other Postretirement Benefit Plans
	2010	2009	2010	2009
Discount rate	5.16%	5.57%	4.50%	5.00%
Rate of compensation increase	3.78	3.81	—	—

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:

	Defined Benefit Plans		Other Postretirement Benefit Plans
	2010	2009	2010	2009
Discount rate	5.57%	5.99%	5.00%	6.00%
Expected long-term return on plan assets	7.16	7.50	—	—
Rate of compensation increase	3.81	3.82	—	—

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2010

Plan Assets

The percentage of fair value of total plan assets for funded plans are invested as follows:

	Plan Assets at December 31
Asset Category	2010	2009
Marketable equities	65%	61%
Fixed income securities	35	39

Total	100%	100%

The Company’s plan assets are invested in the U.S., the United Kingdom (“UK”) and Canada. Plan asset investments are accounted for at cost on the trade date and are reported at fair value. Canadian plan assets totaling $19,009 are classified as Level 2 within the fair value hierarchy. All other plan assets totaling $51,075 are classified as Level 1. In general, plan assets are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility. Due to the level of risk associated with certain investments, it is reasonably possible that changes in the values of investments will occur in the near term and that such changes could materially affect the amounts reported in the plan assets. The investment objective of the plans is to maximize the return on plan assets over a long time horizon, while meeting the plan obligations. Investment risk is substantially reduced by diversification of investments within particular asset classes. The expected future rate of return on plan assets is based on historic performance of bonds and equities and the higher returns expected by equity-based capital relative to debt capital. The agreements with the fund managers include a number of restrictions which are designed to ensure that only suitable investments are held. Generally, investment performance is provided to and reviewed by the Company on a quarterly basis. If any changes take place in the legal, regulatory or tax environment which impact the investment of the portfolios or the investment returns, the fund manager is expected to notify the Company immediately and to advise on their anticipated impact.

Details relating to the Company’s plan assets are as follows:

U.S. Plan Assets: Approximately 86% of the Company’s plan assets are invested in the U.S., of which 56% are invested in marketable equity securities and 44% are invested in fixed income securities managed by the fund manager. This allocation is in accordance with the strategic allocation adopted by the Company’s pension committee comprising of approximately 60% equity investment and 40% bond investment.

UK Plan Assets: Approximately 62% of the Company’s plan assets are invested in the UK, of which 40% are invested in marketable equity securities and 60% are invested in fixed income securities managed by the fund manager. The trustees of the UK pension plan have adopted a strategic allocation comprising of 60% equity investment and 40% bond investment. The allocation of equity investments between UK domestic and UK foreign equities is 40% and 60%, respectively and the fixed income bond investment is allocated equally between government and corporate bonds in the UK. Investment risk is substantially reduced by diversification of investments and accordingly, assets are invested 60% in the fund manager’s Global Equity Index Fund, 20% in the Over 15 Year Gilts Index Fund (20%) and 20% in the AAA-AA-A Bonds Over 15 Year Index Fund . The majority of the Plan liabilities are linked to price and salary inflation. The policy is therefore to invest the majority of the assets in investments which are expected to exceed price inflation and general salary growth over long periods.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2010

Canadian Plan Assets: Approximately 25% of the Company’s plan assets are invested in Canada, of which 68% are invested in marketable equity securities and 32% are invested in fixed income securities managed by the fund manager. The Company’s pension committee has adopted a strategic allocation comprising of approximately 65% equity investment and 35% bond investment. The target allocation of equity investments between Canadian domestic and Canadian foreign equities is approximately 50% each. As of December 31, 2010, assets were invested 86% in the fund manager’s Balanced Pension Trust Series O and 14% in the U.S. Pooled Pension Fund Series O. Investments are made with due consideration for the overall funds’ risk and expected return.

Contributions

The Company expects to make contributions and direct benefit payments of approximately $7,722 (unaudited) under its defined benefit plans in 2011.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Defined Benefit Plans	Other Postretirement Benefit Plans
2011	$6,945	$58
2012	6,422	57
2013	6,696	55
2014	7,237	54
2015	7,442	51
Years 2016–2019	37,397	219

The Company also maintains a funded retirement savings plan for U.S. employees which is qualified under Section 401(k) of the U.S. Internal Revenue Code. During 2008, the plan allowed eligible employees to contribute up to 15% of their compensation (plus catch-up contributions for participants over age 50), with the Company matching 100% of up to the first 4% of employee compensation. The Company suspended the matching contribution in February 2009 but for 2010 removed the suspension and enhanced the match to 200% of the first 1% of employee compensation and 100% of the next 4% of employee compensation. Costs associated with the Plan are charged to the consolidated statements of operations and amounted to $1,656, $256 and $1,169 for the years ended December 31, 2010, 2009 and 2008, respectively.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2010

11. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Foreign Currency Translation Adjustment	Pension Liability Changes Under Topic 715	Change in Value of Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2007	$29,663	$(2,024)	$—	$27,639
Current year change	(23,772)	(19,507)	(13,859)	(57,138)

Balance at December 31, 2008	5,891	(21,531)	(13,859)	(29,499)
Current year change	16,488	(2,244)	4,138	18,382

Balance at December 31, 2009	22,379	(23,775)	(9,721)	(11,117)
Current year change	2,628	(3,609)	9,721	8,740

Balance at December 31, 2010	$25,007	$(27,384)	$—	$(2,377)

Comprehensive loss for years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Net income (loss)	$(73,086)	$(111,993)	$26,596
Foreign currency translation adjustments	2,628	16,488	(23,772)
Pension liability changes under Topic 715	(3,609)	(2,244)	(19,507)
Change in value of derivative instruments	9,721	4,138	(13,859)

Comprehensive loss	$(64,346)	$(93,611)	$(30,542)

12. Commitments and Contingencies

Leases

The Company leases office buildings, vehicles, and computer equipment for its worldwide operations. Minimum rent is expensed on a straight-line basis over the term of the leases. These leases expire at various dates through 2052. The Company’s largest single lease commitment is a facility lease in Austria that expires in 2023 with aggregate future minimum rental payments due of approximately $5,000 at December 31, 2010. At December 31, 2010, future minimum rental payments due under non-cancelable leases were as follows:

2011	$4,832
2012	4,119
2013	3,431
2014	2,447
2015	1,765
Thereafter	5,490

Total minimum operating lease payments	$22,084

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2010

Operating lease rental expense was $5,122, $6,053 and $6,363 during the years ended December 31, 2010, 2009 and 2008, respectively. In November 2008, the Company entered into an agreement to buy out a portion of its remaining facility lease in Youngsville, North Carolina for $616 which was included in restructuring and impairments expense for the year ended December 31, 2008.

Collective Bargaining and Union Agreements

Approximately 71% of the Company’s employees are subject to various collective bargaining agreements or are members of trade unions, predominantly outside of the United States. Approximately 33% of these employees are covered by agreements that expire during 2011.

Legal Proceedings

The Company is involved in various legal matters, which have arisen in the ordinary course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its financial position, results of operations or cash flow.

Environmental Matters

The Company’s operations and facilities are subject to a number of national, state and local laws and regulations protecting the environment and human health in the United States and foreign countries that govern, among other things, the handling, storage and disposal of hazardous materials, discharges of pollutants into the air and water and workplace safety. Because of our operations, the history of industrial uses at some of our facilities, the operations of predecessor owners or operators of some of the businesses, and the use and release of hazardous substances at these sites, the liability provisions of environmental laws may affect us. Except as stated below, the Company is not aware of any material unasserted claims and any potential material liability from those claims.

During the third quarter of 2008, the Company, while evaluating its facility in Australia, discovered the possibility of contamination at the facility. Subsequently the Company had a preliminary evaluation performed, which confirmed the existence of contamination and estimated preliminary costs to remediate this facility. Based upon this evaluation, the Company accrued $4,100 in 2008 as its best estimate of the remediation costs it expected to incur. This amount was included in accrued expenses on the December 31, 2008 Consolidated Balance Sheet. Phase II assessment of the groundwater contamination performed for the Company during the second quarter of 2009 indicated the costs to remediate the contamination would be significantly less than originally estimated and accordingly, the Company reduced the accrual by $3,400 during the second quarter of 2009 based on this assessment. At the end of the second quarter of 2010, the Company entered into a contingent purchase and sale agreement with a third party whereby the third party could purchase the Australian facility after two years from the date of the purchase and sale agreement. Under the terms of the purchase and sale agreement, the environmental liability would transfer to the third party at the time of such purchase.

The Company believes that any additional liability in excess of amounts provided which may result from the resolution of such matters will not have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2010

13. Stock-Based Compensation and Stockholders’ Equity (Deficit)

As discussed in Note 1, the Company had an effective 20 to 1 reverse split of its Old Common Stock; accordingly the effect of the split has been reflected retroactively for all periods presented.

The Company records stock-based compensation expense in accordance with Topic 718 and has used the straight-line attribution method to recognize expense for time-based RSUs granted after December 31, 2005. The Company recorded stock-based compensation expense during the three years ended December 31, 2010, 2009 and 2008 as follows:

	For the Years ended December 31,
	2010	2009	2008
RSU and Stock Option Awards (1)	$4,018	$2,305	$1,289
Management Incentive/Performance Award Programs (2)	2,467	—	2,986
Stock Awards (3)	825	94	—

Total	$7,310	$2,399	$4,275

(1)	Related to restricted stock units awarded in and prior to 2010 and stock options awarded to certain non-employee directors on the Effective Date. See further discussion below.
(2)	For 2010, the amount represents the estimated value of stock awards to be made under the 2010 Management Incentive Compensation Program (the “2010 MIC”), which was approved by the Company’s Board of Directors on September 22, 2010. See further discussion below. For 2009, no amounts were expensed related to the 2009 Performance Award Program, which was approved by the Company’s Board of Directors on March 10, 2009, as the underlying targets for 2009 were not achieved. For 2008, amount represents the approval by the Company’s Board of Directors on March 10, 2009 of the issuance of 201,741 shares of common stock to eligible participants under the Company’s performance award program for 2008. After withholding shares of common stock to satisfy minimum tax withholding requirements, a net number of 128,206 shares was issued to the eligible participants on March 11, 2009.
(3)	For 2010, amount represents a total of 39,764 shares of common stock that were sold to Mr. Stephen Light, the Company’s Chairman, President and Chief Executive Officer on January 5, 2010. See further discussion below. For 2009, represents the value of 3,000 shares of the Company’s common stock awarded to Mr. David Maffucci on June 8, 2009 in connection with his appointment as the Company’s Executive Vice President and Chief Financial Officer.

The related tax impact on stock-based compensation was a tax benefit of $232, $118 and $411 for the years ended December 31, 2010, 2009 and 2008.

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

December 31, 2010

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

Time-based awards under the LTIP were approved in the form of 126,980 time-based restricted stock units and granted on September 22, 2010 under the Company’s 2010 Plan. These time-based restricted stock units will vest in equal installments on March 31, 2011, March 31, 2012, and March 10, 2013, and will be converted into shares of common stock as they vest.

Performance-based awards under the LTIP under the LTIP were approved in the form of 235,820 performance-based restricted stock units and granted on September 22, 2010 under the Company’s 2010 Plan. These performance-based restricted stock units will vest at December 31, 2012, if (a) if the participant remains continuously employed with the Company through December 31, 2012 and (b) on a sliding scale ranging from 0% to 110% if the Company’s results fall between 80.1% and 110% of the specified three-year cumulative Adjusted EBITDA target as adjusted to reflect currency exchange rate fluctuations relative to the U.S. Dollar. Vested stock units will be converted into shares of the Company’s common stock after the close of the three-year performance period. At December 31, 2010, management determined that it was probable that the specified three-year cumulative Adjusted EBITDA target as adjusted to reflect currency exchange rate fluctuations relative to the U.S. Dollar would be achieved, and accordingly recorded approximately $294 in compensation expense. As all shares do not vest until December 31, 2012, no shares were issued as of December 31, 2010.

2010 MIC

On September 22, 2010 the Board approved an amendment and restatement of the Company’s Performance Award Program for 2010 (“2010 MIC”). Under the amended plan, payouts are determined by the Company’s performance against a specified Adjusted EBITDA metric for the 2010 fiscal year. Fifty percent (50%) of any

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2010

2010 MIC award earned will be paid in cash and 50% is expected to be paid in the form of RSUs under the Company’s 2010 Plan based on an average per-share price within a collar. 2010 MIC awards will be paid out based on a sliding scale ranging from 35% if the metric is achieved at 95% of target up to 200% if the metric is achieved at 125% of target. The Adjusted EBITDA metric will be adjusted to reflect currency fluctuations relative to the U.S. Dollar. The awards will be fully vested at the grant date and are payable in Common Stock 90 days later. At December 31, 2010, management determined that the performance against the specified Adjusted EBITDA target as adjusted to reflect currency exchange rate fluctuations relative to the U.S. Dollar was met, and recorded approximately $5.0 million compensation expense, of which $2.5 million is included in accrued liabilities and $2.5 million is included in additional paid in capital in the Consolidated Balance Sheet at December 31, 2010. In accordance with the 2010 MIC agreement, the Company anticipates issuing approximately 164,000 shares of common stock prior to any withholdings for taxes in the second quarter of 2011.

Directors’ Deferred Stock Unit Plan

On September 22, 2010, the Board approved a new compensation plan for non-management directors (the “DSU Plan”). Under this plan, each director will receive an annual retainer of $95, to be paid on a quarterly basis in arrears beginning with the quarter ended September 30, 2010. Half of the annual retainer is payable in deferred stock units (“DSUs”), with the remaining half payable in cash, unless the director irrevocably elects to receive the remaining half in DSUs. The non-management directors were awarded an aggregate of 9,873 DSUs under the DSU Plan for service during the year ended December 31, 2010.

Non-employee Director RSU Awards

Awards to non-employee directors vest immediately under the 2005 Plan and the underlying shares will be issued to the director upon termination of service as a member of the Board or a change in control, as defined in the 2005 Plan. Annually during 2005, 2006 and 2007, the non-employee directors were granted 625 RSUs in the aggregate. In July 2008, they also were granted 2,441 RSUs in the aggregate. On June 9, 2009 the non-employee directors were granted 11,236 RSUs in the aggregate. These RSUs were fully vested on the grant date, provided however, that if a director ceases to serve as a member of the Board for any reason other than as a result of a change in control (as defined in the 2005 Plan) prior to the 2010 Annual Meeting of stockholders, the director will forfeit a pro rata portion of the award. This forfeiture provision was subsequently modified in connection with the Company’s chapter 11 reorganization (see Note 1) so that the directors departing from the Board as a consequence of the chapter 11 reorganization would not forfeit restricted stock units as a result. On August 4, 2009, Board members who served as non-employee directors during the year prior to the 2009 Annual Meeting of Stockholders were awarded 11,097 RSUs in the aggregate that vested immediately.

Additionally, as of the Effective Date, the two continuing non-employee members of the Board were granted an aggregate of 5,977 stock options with an exercise price of $20.80. These stock options vested immediately and have a four-year term.

Warrants

In connection with reorganization, the holders of the Company’s Old Common Stock also received warrants to purchase an aggregate of 1,663,760 shares of New Common Stock (the “Warrants”), representing approximately 0.0324108 Warrants for each share of Old Common Stock. The Warrants are exercisable for a

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2010

term of four years from the issue date at an exercise price of $19.55 per share of New Common Stock. The exercise price was determined in accordance with a formula based on the final amount of allowed claims of the Lenders.

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

On December 24, 2009, the Compensation Committee of the Company’s Board of Directors approved an amendment to the terms of all performance-based restricted stock units of the Company outstanding on December 24, 2009. The amendment provides that upon completion of a successful debt restructuring of the Company, as defined, which shall constitute a new performance criterion, such performance-based restricted stock units shall vest and settle in full. The Compensation Committee determined that this new performance criterion would be met and vesting would occur on the date the Plan is confirmed by the Bankruptcy Court (the “Confirmation Date”). The Confirmation Date occurred on May 12, 2010 and 43,854 shares of common stock underlying 71,571 performance-based RSUs were issued on that date; the remaining 27,717 shares underlying such RSUs were withheld from issuance in connection with minimum tax withholding requirements related to the issuance of such shares to the recipients. This modification had no material impact on the Company’s stock based compensation expense for 2009. In 2010, however, the Company recorded stock based compensation of approximately $1,741 related to this modification.

On December 31, 2009, the Company entered into an amendment to the employment agreement with Mr. Light as the per-participant, per-year limitations under the Company’s 2005 Plan prevented the Company from fulfilling its contractual obligation and granting to Mr. Light stock units under the Company’s equity incentive plan with an aggregate value of $1,250 on January 1, 2010. The amendment to Mr. Light’s employment agreement provides that in lieu of granting him such restricted stock units, the Company instead would (i) grant to Mr. Light 25,000 performance-based restricted stock units on January 1, 2010, which are to vest annually over a three-year period if the price of the Company’s common stock meets or exceeds certain price targets approved by the Compensation Committee of the Company’s Board of Directors; and (ii) make a cash payment to Mr. Light of $825 which Mr. Light was obligated to use the total amount of such cash payment, less the amount necessary to satisfy tax obligations with respect to the cash payment, to purchase shares of common stock from the Company at its agreed fair value, based on the average per share closing price on the New York Stock Exchange of the Company’s shares of common stock for the 20 trading days prior to January 1, 2010. Accordingly, a total of 39,764 shares of common stock were sold to Mr. Light on January 5, 2010 for approximately $531 in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. On September 22, 2010, the Board approved an amendment to the terms of 25,000

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2010

restricted stock units previously granted to Mr. Light under the 2005 Equity Incentive Plan on January 1, 2010. The terms of the amended award align with those of the LTIP awards described above, including that 35% of such award is a time-based award (8,750 RSUs) and the remainder is a performance-based award with the exception that no scale for performance above 100% is provided.

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

Certain time-based RSUs and all non-employee director RSUs automatically adjust to reflect awards of additional RSUs upon payment of dividends by the Company. Outstanding RSUs that were awarded in connection with the payment of dividends are included in the table below. No RSUs were awarded in connection with the payment of dividends since 2007 as no dividends were paid by the Company after 2007 because the Company’s senior credit facility in effect at that time precluded the payment of dividends. The Amended and Restated Credit Facility continues to prohibit the payment of dividends.

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

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2010

A summary of RSUs outstanding as of December 31, 2010 and their vesting dates is as follows.

	Vesting Dates	Number of RSUs
Time-based RSUs granted during various dates in 2008	Various dates through November 2011.	5,743

Time-based RSUs granted during various dates in 2009	With respect to 24,649 RSUs—January 2011; with respect to 500 RSUs—annually in equal installments on April 30, 2011 and 2012.	25,149

Time-based RSUs granted during 2010	Annually in equal installments on March 31, 2011, March 31, 2012 and March 10, 2013.	131,167

Performance-based RSUs granted during 2010	December 31, 2012	227,583

Non-employee directors’ RSUs	Immediately vested on grant dates with underlying shares to be awarded upon director’s departure from the Board of Directors	19,118

Total RSUs outstanding		408,760

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2010

RSU activity during years ended December 31, 2008, 2009 and 2010, are presented below.

	Number of RSUs	Price Range of Grant-Date Fair Value Per RSU	Weighted Average Grant-Date Fair Value Price Per RSU
Outstanding, December 31, 2007	98,758	$91.80 – 240.20	$191.60
Granted	58,452	23.80 – 108.00	103.00
Forfeited	(74,441)	108.00 – 233.20	161.80
Issued or withheld for tax withholding purposes	(14,840)	23.80 – 233.20	182.20

Outstanding, December 31, 2008	67,929	75.40 – 240.20	150.00
Granted	129,180	10.80 – 33.00	26.40
Forfeited	(23,603)	102.40 – 233.20	193.00
Issued or withheld for tax withholding purposes	(6,035)	77.80 – 108.00	104.20

Outstanding, December 31, 2009	167,471	10.80 – 240.20	50.20
Granted	393,623	12.60 – 15.95	12.97
Forfeited	(33,158)	12.60 – 163.00	29.40
Issued or withheld for tax withholding purposes	(119,176)	10.40 – 240.20	50.54

Outstanding, December 31, 2010	408,760	$10.40 – 240.20	$15.74

Vested, December 31, 2010 (1)	19,118	$13.18 – 240.20	$26.89

(1)	Vested RSUs at December 31, 2010 consisted of non-employee director RSUs. The total grant-date fair value of such non-employee director RSUs that vested during the year ended December 31, 2010 was $514. Excluded from this table is an aggregate of 5,977 stock options with an exercise price of $20.80 that were granted on the Effective Date to the two continuing members of the Board of Directors. The total grant date fair value of such non-employee director stock options that vested during the year ended December 31, 2010 was $41.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2010

Assumptions

In accordance with Topic 718, the Company uses the following assumptions in determining compensation expense:

Grant-Date Fair Value

The Company calculates the grant-date fair value of time-based RSUs, performance-based RSUs and non-employee directors’ RSUs based on the closing price of the Company’s common stock on the date of grant.

For performance-based RSUs granted on January 1, 2010, which were amended on September 22, 2010 and the time-based RSU’s granted on September 22, 2010, as previously discussed, the Company calculated the grant-date fair value of the original RSUs granted on January 1, 2010 by using a Monte Carlo pricing model and the following assumptions:

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

December 31, 2010

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

Forfeitures

As the time-based and performance-based RSUs require continued employment up to the time of vesting, the amount of stock-based compensation recognized during a period is required to include an estimate of forfeitures. No estimate of forfeitures has been made for RSUs and stock options awarded to non-employee directors because they vest immediately upon grant. Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is related to employee attrition and based on a historical analysis of its employee turnover. This analysis is re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will be only for those shares that meet the requirements of continued employment up to the time of vesting. As of December 31, 2010 the following forfeiture rates are estimated:

Description of Award	Forfeiture Rates

Time-based RSUs granted on various dates in 2008 and 2009 (0% 5%, 13%, 52%, 67% and 71% forfeiture rates with respect to 49,299, 2,950, 4,875, 25,400, 5,625 and 558 original grants of RSUs, respectively)

0%-71%

Time-based RSUs granted in 2010 (5% and 10% forfeiture rates with respect to 8,750 and 122,417 original grants of RSUs, respectively)	5%-10%

Performance-based RSUs granted in 2010 (5% and 10% forfeiture rates with respect to 227,253 original grants of RSUs, respectively)	5%-10%

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2010

In accordance with Topic 718, the cumulative effect of applying the change in estimate retrospectively is recognized in the period of change. During 2010, the Company recorded an aggregate amount of $201 as a result of changes to it’s forfeiture rates during the year ended December 31, 2010.

As of December 31, 2010, there was approximately $4.3 million of total unrecognized compensation expense related to unvested share-based awards which is expected to be recognized over a weighted average period of $2.06 years.

Our credit facility, as amended, prohibits our payment of dividends and accordingly, we made no such payments during the years ended December 31, 2009 and 2010.

14. Restructuring and Impairments Expense

Restructuring and impairments expense included in the Company’s statements of operations are the result of its long-term strategy to reduce production costs and improve long-term competitiveness. Restructuring and impairments expense consists principally of severance costs related to reductions in work force and of facility costs and impairments of assets principally related to closing facilities and/or shifting production from one facility to another. Impairment amounts for assets held for sale reflect estimated selling prices less costs to sell and are considered to be a Level 1 within the fair value hierarchy. Facility costs are principally comprised of costs to relocate assets to the Company’s other facilities, operating lease termination costs and other associated costs.

During 2010, the Company incurred $10,004 for restructuring and impairment related expense in the Clothing, Rolls and Corporate segments of $4,351, $4,109 and $1,543, respectively. This amount included approximately $2,400 related to the Company’s Vietnam clothing facility including $2,100 as an impairment, approximately $1,800 related to the Company’s closure of its Stowe Woodward roll covers facility in North Bay, Ontario including approximately $700 as an impairment, approximately $1,500 related to the closure of the Company’s Massachusetts corporate operations, the closure of a rolls plant in Germany and approximately $4,700 related to our continuation of the streamlining of the Company’s operations.

During 2009, the Company incurred $4,080 for restructuring and impairments-related expense in the Clothing, Rolls and Corporate segments of $1,233, $1,662 and $1,185, respectively. During 2009, the Company continued its program of streamlining its operating structure and incurred restructuring expenses of approximately $3,600 in connection therewith, which was partially reduced by a gain on the sale of its rolls manufacturing facility in Sweden (closed in 2008) of approximately $1,200. The Company also impaired $1,669 of long-term assets at various locations around the world.

During 2008, the Company incurred a total of $16,968 for restructuring and impairment-related expense in the Clothing, Rolls and Corporate segments of $9,373, $4,541 and $3,054, respectively. During 2008, the Company continued its program of streamlining its operating structure and recorded restructuring expenses of approximately $6,100 in connection therewith.

In addition in 2008, the Company closed its rolls manufacturing facility in Sweden and transferred production to certain of the Company’s other rolls manufacturing facilities in Europe. Certain assets at the Sweden facility were redeployed to the Company’s roll covering plants in China. The Company also announced in 2008 that it would be closing its rolls facility in Sherbrooke, Canada in early 2009. During 2008, the Company recorded restructuring expenses of approximately $2,800 related to these closures.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2010

In December, 2008, the Company committed to a plan to cease production at its Huyck Wangner clothing facility in Geelong, Australia, which occurred at the end of the first quarter 2009. The Company retains a sales and distribution operation in Australia to service customers. In December 2008, the Company also discontinued construction of its new Vietnam clothing facility. As a result of these actions, the Company recorded restructuring expenses in the fourth quarter of 2008 of approximately $4,100 and an impairment loss of approximately $3,000 based upon the Company’s evaluation under Topic 360. The Company has temporarily partially reopened the Australia facility in mid-2010 and plans to continue operations during 2011.

During 2008, the Company also recorded additional asset impairments in the U.S. of approximately $1,000 based upon the Company’s evaluation under Topic 360.

The Company estimates restructuring expenses of approximately $1.0 million to $2.0 million during 2011, primarily related to a continuation of streamlining its operating structure.

The table below sets forth the significant components and activity in the restructuring program and asset impairments during 2010:

	Balance at December 31 2009	Charges	Write- offs	Currency Effects	Cash Payments	Balance at December 31 2010
Severance	$536	4,663	—	(49)	$(2,895)	$2,255
Facility	1,478	2,451	—	(57)	(3,401)	471
Asset impairments	—	2,890	(2,890)	—	—	—

Total	$2,014	$10,004	$(2,890)	$(106)	$(6,296)	$2,726

The table below sets forth the significant components and activity in the restructuring program and asset impairments during 2009:

	Balance at December 31 2008	Charges	Write- offs	Currency Effects	Cash Payments	Balance at December 31 2009
Severance	$5,422	$3,129	$—	$143	$(8,158)	$536
Facility costs	2,455	(718)	—	117	(376)	1,478
Asset impairments	—	1,669	(1,669)	—	—	—

Total	$7,877	$4,080	$(1,669)	$260	$(8,534)	$2,014

The table below sets forth the significant components and activity in the restructuring program and asset impairments during 2008:

	Balance at December 31 2007	Charges	Write- offs	Currency Effects	Cash Payments	Balance at December 31 2008
Severance	$2,046	$8,804	$—	$(476)	$(4,952)	$5,422
Facility costs	—	4,175	—	50	(1,770)	2,455
Asset impairments	—	3,989	(3,989)	—	—	—

Total	$2,046	$16,968	$(3,989)	$(426)	$(6,722)	$7,877

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2010

15. Business Segment and Geographic Region Information

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

Summarized financial information for the Company’s reportable segments is presented in the tables that follow for each of the three years in the period ended December 31, 2010.

	Clothing	Roll Covers	Corporate	Eliminations	Total
2010:
Net sales	$359,686	$188,648	$—	$—	$548,334
Depreciation and amortization (1)	30,188	10,771	322	—	41,281
Segment Earnings (Loss)	83,235	42,881	(10,666)	—
Total assets	523,769	234,222	706,503	(764,351)	700,143
Capital expenditures	21,919	5,756	253	—	27,928
2009:
Net sales	$331,398	$168,693	$—	$—	$500,091
Depreciation and amortization (1)	29,432	12,137	298	—	41,867
Segment Earnings (Loss)	80,305	36,677	(20,506)	—
Total assets	542,616	240,863	696,464	(786,432)	693,511
Capital expenditures	16,321	2,557	654	—	19,532
2008:
Net sales	$413,236	$224,903	$—	$—	$638,139
Depreciation and amortization (1)	32,155	13,501	272	—	45,928
Segment Earnings (Loss)	114,129	55,617	(11,859)	—
Total assets	548,851	337,555	809,445	(877,754)	818,097
Capital expenditures	28,492	10,143	393	—	39,028

(1)	Depreciation and amortization excludes amortization of financing costs of $5,950, $5,417, and $4,670 for 2010, 2009 and 2008, respectively.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2010

Provided below is a reconciliation of Segment Earnings (Loss) to income before provision for income taxes for each of the three years in the period ended December 31, 2010:

	2010	2009	2008
Segment Earnings (Loss):
Clothing	$83,235	$80,305	$114,129
Roll Covers	42,881	36,677	55,617
Corporate	(10,666)	(20,506)	(11,859)
Non-cash compensation and related expenses	(7, 310)	(2,305)	(2,009)
Net interest expense	(56,795)	(67,300)	(58,504)
Depreciation and amortization (2)	(41,281)	(41,867)	(45,928)
Restructuring and impairments expenses	(10,004)	(4,080)	(16,968)
Financial restructuring costs included in general and administrative expense	(9,923)	—	—
Unrealized foreign exchange gain (loss) on revaluation of debt	—	—	1,985
Expenses related to debt or equity financing	—	—	(5,966)
Goodwill impairment	—	(80,600)	—

Income (loss) before reorganization items and provision (benefit) for income taxes	$(9,863)	$(99,676)	$30,497

(2)	Excludes amortization of deferred finance costs that are charged to interest expense.

Information concerning principal geographic areas is set forth below. Net sales amounts are by geographic area of product destination. Net sales amounts are for the years ended December 31 and property, plant and equipment amounts are as of December 31.

	North America	Europe	Asia- Pacific	Other	Total
2010:
Net sales (3)	$197,805	$188,723	$95,056	$66,750	$548,334
Property, plant and equipment (4)	108,322	148,051	38,961	65,936	361,270
2009:
Net sales (3)	$175,457	$206,969	$67,752	$49,913	$500,091
Property, plant and equipment (4)	112,137	167,251	46,033	60,128	385,549
2008:
Net sales (3)	$227,337	$237,054	$99,456	$74,292	$638,139
Property, plant and equipment (4)	115,117	176,738	46,264	46,471	384,590

(3)	Included in North America are net sales in the United States of $147,427, $135,449 and $168,999 for 2010, 2009 and 2008, respectively.
(4)	Included in North America are property, plant and equipment in the United States of $72,090, $76,161 and $82,025 as of December 31, 2010, 2009 and 2008, respectively. Included in Europe is property, plant and equipment in Germany of $69,568, $76,070 and $79,630 as of December 31, 2010, 2009 and 2008, respectively.

XERIUM TECHNOLOGIES, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(dollars in thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Classification	Balance at Beginning of Year	Charged (credited) to Cost and Expense	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year
For the year-ended December 31, 2010:
Allowance for doubtful accounts	$7,370	$(1,180)	$(177)	$(1,258)	$4,755
For the year-ended December 31, 2009:
Allowance for doubtful accounts	$14,937	$(4,963)	$951	$(3,555)	$7,370
For the year-ended December 31, 2008:
Allowance for doubtful accounts	$5,367	$11,397	$(441)	$(1,386)	$14,937

ALLOWANCE FOR SALES RETURNS

Classification	Balance at Beginning of Year	Charged to Revenue	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year
For the year-ended December 31, 2010:
Allowance for sales returns	$6,422	$4,176	$227	$(5,157)	$5,668
For the year-ended December 31, 2009:
Allowance for sales returns	$6,525	$5,497	$850	$(6,450)	$6,422
For the year-ended December 31, 2008:
Allowance for sales returns	$7,586	$7,782	$(805)	$(8,038)	$6,525

ALLOWANCE FOR CUSTOMER REBATES

Classification	Balance at Beginning of Year	Charged to Revenue	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year
For the year-ended December 31, 2010:
Allowance for customer rebates	$1,432	$602	$(50)	$(767)	$1,217
For the year-ended December 31, 2009:
Allowance for customer rebates	$1,620	$1,008	$82	$(1,278)	$1,432
For the year-ended December 31, 2008:
Allowance for customer rebates	$2,002	$1,133	$(118)	$(1,397)	$1,620

WARRANTY LIABILITY

Classification	Balance at Beginning of Year	Charged to Revenue or Cost of Sales	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year
For the year-ended December 31, 2010:
Warranty liability	$1,973	$1,472	$(95)	$(1,662)	$1,688
For the year-ended December 31, 2009:
Warranty liability	$2,424	$2,018	$80	$(2,549)	$1,973
For the year-ended December 31, 2008:
Warranty liability	$2,857	$1,979	$(136)	$(2,276)	$2,424

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1(1)*	Joint Prepackaged Plan of Reorganization, as confirmed by the bankruptcy court on May 12, 2010.

2.2(2)	Confirmation Order, dated May 12, 2010.

3.1(3)	Second Amended and Restated Certificate of Incorporation of Xerium Technologies, Inc.

3.2(4)	Amended and Restated By-Laws of Xerium Technologies, Inc.

4.1(5)	Registration Rights Agreement by and among Xerium Technologies, Inc. and certain of its investors.

4.2(6)	Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated May 25, 2010.

4.3(7)	Registration Rights Agreement entered into by and among the Company and the RRA Parties, dated May 25, 2010.

4.4(8)	Form of Stock Certificate.

4.5(9)	Form of Warrant.

4.6(10)	Dividend Reinvestment Plan.

10.1(11)	Amended and Restated Credit and Guaranty Agreement, dated as of May 30, 2008, among Xerium Technologies, Inc. and certain financial institutions as the Lenders.

10.2(12)	Waiver and Amendment No. 1 to Credit Agreement, dated as of September 29, 2009, by and among Xerium Technologies, Inc., certain subsidiaries of Xerium Technologies, Inc. and certain financial institutions as the Lenders.

10.3(13)	Waiver and Amendment No. 2 to Credit Agreement, dated as of December 14, 2009, by and among Xerium Technologies, Inc., certain subsidiaries of Xerium Technologies, Inc. and certain financial institutions as the Lenders.

10.4(14)	Waiver and Amendment No. 3 to Credit Agreement, dated as of January 29, 2010, among Xerium Technologies, Inc. and certain financial institutions as the Lenders.

10.5(15)	Waiver and Amendment No. 4 to Credit Agreement, dated as of February 26, 2010, among Xerium Technologies, Inc. and certain financial institutions as the Lenders.

10.6(16)	DIP Credit Agreement, dated April 1, 2010.

10.7(17)	Amended and Restated Credit Agreement among the Company and certain financial institutions as the Lenders, dated May 25, 2010.

10.8(18)	Exit Facility Credit Agreement among the Company and certain financial institutions as the Lenders, dated May 25, 2010.

10.9(19)	Director Nomination Agreement entered into by and among the Company and AS Investors, LLC, dated May 25, 2010.

10.10(20)	Director Nomination Agreement entered into by and among the Company, Carl Marks Strategic Investments, L.P., and Carl Marks Strategic Opportunities Fund, L.P., dated May 25, 2010.

10.11(21)+	2005 Equity Incentive Plan.

10.12(22)+	Amendment No. 1 to the 2005 Equity Incentive Plan.

10.13(23)+	Amendment No. 2 to the 2005 Equity Incentive Plan.

10.14(24)+	Amendment No. 3 to the 2005 Equity Incentive Plan.

Exhibit Number	Description of Exhibit

10.15(25)+	Performance Criteria Terms for Performance-Based Awards Under the 2005 Equity Incentive Plan.

10.16(26)+	Form of 2008 Shareholder Return Based Restricted Stock Units Agreement under the 2005 Equity Incentive Plan.

10.17(27)+	Form of 2008 Time-Based Restricted Stock Units Agreement under the 2005 Equity Incentive Plan.

10.18(28)+	Form of 2005 Performance-Based Restricted Stock Units Agreement for Executive Officers.

10.19(29)+	Form of 2005 Time-Based Restricted Stock Units Agreement for Executive Officers.

10.20(30)+	Form of Restricted Stock Units Agreement for Directors.

10.21(31)+	Xerium Technologies, Inc. Performance Award Program for 2009.

10.22(32)+	2009 Director Restricted Stock Units Agreement dated as of June 9, 2009.

10.23(33)+	2009 Director Restricted stock Units Agreement dated as of August 4, 2009.

10.24(34)+	2010 Equity Incentive Plan of Xerium Technologies, Inc.

10.25(35)+	Performance Award Program for 2010.

10.26(36)+	Management Incentive Compensation Program for 2010.

10.27(37)+	Long Term Incentive Plan.

10.28(38)+	Form of Time-Based Restricted Stock Units Agreement under the Long Term Incentive Plan.

10.29(39)+	Form of Independent Director Indemnification Agreement entered into between the Registrant and certain independent directors.

10.30(40)+	Form of 2010 Director Option Agreement.

10.31(41)+	Description of Compensation for Non-Management Directors.

10.32(42)+	Directors’ Deferred Stock Unit Plan.

10.33(43)+	Amended and Restated Service Contract with John Badrinas.

10.34(44)+	Employment Agreement with Stephen R. Light.

10.35(45)+	Amendment No. 1 to Employment Agreement with Stephen R. Light.

10.36(46)+	Amendment No. 2 to Employment Agreement with Stephen R. Light.

10.37(47)+	2010 Performance-Based Restricted Stock Units Agreement with Stephen R. Light.

10.38(48)+	Stock Purchase Agreement with Stephen R. Light.

10.39(49)+	2008 Time-Based Restricted Stock Units Agreement with Stephen R. Light.

10.40(50)+	Amended and Restated Time-Based Restricted Stock Units and Performance-Based Restricted Stock Units Agreement with Stephen R. Light.

10.41(51)+	Amended and Restated Employment Agreement with David Pretty.

10.42(52)+	Employment Agreement with Thomas C. Johnson.

10.43(53)+	Employment Agreement with David Maffucci.

10.44(54)+	Amendment to Employment Agreement with David G. Maffucci.

10.45(55)+	Employment Agreement with Eduardo Fracasso.

10.46(56)+	Employment Agreement with Kevin McDougall.

Exhibit Number	Description of Exhibit

10.47(57)+	Agreement dated July 15, 2010 between Xerium Technologies, Inc. and AlixPartners, LLP.

21.1(58)	Subsidiaries of the Registrant.

23.1(58)	Consent of Ernst & Young LLP.

31.1(58)	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(58)	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(58)	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(58)	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2010, and incorporated herein by reference.
(2)	Filed as Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2010, and incorporated herein by reference.
(3)	Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(4)	Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(5)	Filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on June 23, 2005, and incorporated herein by reference.
(6)	Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(7)	Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(8)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(9)	Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(10)	Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on February 20, 2007, and incorporated herein by reference.
(11)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2008, and incorporated herein by reference.
(12)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 30, 2009, and incorporated herein by reference.
(13)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2009, and incorporated herein by reference.
(14)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 1, 2010 and incorporated herein by reference.
(15)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 26, 2010 and incorporated herein by reference.
(16)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2010, and incorporated herein by reference.
(17)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(18)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(19)	Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.

(20)	Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(21)	Filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on June 23, 2005, and incorporated herein by reference.
(22)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2008, and incorporated herein by reference.
(23)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 11, 2008, and incorporated herein by reference.
(24)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 11, 2009, and incorporated herein by reference.
(25)	Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 11, 2008, and incorporated herein by reference.
(26)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2008, and incorporated herein by reference.
(27)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 7, 2008, and incorporated herein by reference.
(28)	Filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1/A filed on May 3, 2005, Registration Number 333-114703, and incorporated herein by reference.
(29)	Filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A filed on May 3, 2005, Registration Number 333-114703, and incorporated herein by reference.
(30)	Filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/A filed on May 3, 2005, Registration Number 333-114703, and incorporated herein by reference.
(31)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 10-Q filed on August 6, 2009, and incorporated herein by reference.
(32)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2009, and incorporated herein by reference.
(33)	Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2009, and incorporated herein by reference.
(34)	Filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(35)	Filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(36)	Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2010 and incorporated herein by reference.
(37)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2010 and incorporated herein by reference.
(38)	Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2010 and incorporated herein by reference.
(39)	Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2008, and incorporated herein by reference.
(40)	Filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2010, and incorporated herein by reference.
(41)	Filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2010 and incorporated herein by reference.
(42)	Filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2010 and incorporated herein by reference.
(43)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2007, and incorporated herein by reference.
(44)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 12, 2008, and incorporated herein by reference.
(45)	Filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed on April 8, 2008, and incorporated herein by reference.
(46)	Filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed on March 26, 2010, and incorporated herein by reference.

(47)	Filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed on March 26, 2010, and incorporated herein by reference.
(48)	Filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K filed on March 26, 2010, and incorporated herein by reference.
(49)	Filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed on April 8, 2008, and incorporated herein by reference.
(50)	Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2010 and incorporated herein by reference.
(51)	Filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2009, and incorporated herein by reference.
(52)	Filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2009, and incorporated herein by reference.
(53)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2009, and incorporated herein by reference.
(54)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2009, and incorporated herein by reference.
(55)	Filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K filed on March 26, 2010, and incorporated herein by reference.
(56)	Filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2010, and incorporated herein by reference.
(57)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 20, 2010 and incorporated herein by reference.
(58)	Filed herewith.

+	Management contract or compensatory arrangement or plan.
*	The following exhibits to the Joint Prepackaged Plan of Reorganization were filed with the bankruptcy court, which, as permitted by Item 601(b)(2) of Regulation S-K, have been omitted from this Annual Report on Form 10-K. We will furnish supplementally a copy of any exhibit to the Joint Prepackaged Plan of Reorganization to the Securities and Exchange Commission upon request.

Exhibit A	Amended and Restated Credit Facility
Exhibit B	Commitment Letter
Exhibit C	New Management Incentive Plan
Exhibit D	New Warrants
Exhibit E	Executory Contracts and Unexpired Leases to be Rejected
Exhibit F	Amended and Restated Pledge and Security Agreement
Exhibit G	Austria Contribution Agreement
Exhibit H	Austria Note
Exhibit I	Austria Purchase Agreement
Exhibit J	Canada Direction Letter Agreement
Exhibit K	Exit Facility Credit Agreement
Exhibit L	Exit Facility Pledge and Security Agreement
Exhibit M	Germany Assumption Agreement
Exhibit N	Intercreditor Agreement
Exhibit O	Nominating Agreement
Exhibit P	Registration Rights Agreement
Exhibit Q	Restated Bylaws of each Reorganized Debtor
Exhibit R	Restated Charters of each Reorganized Debtor
Exhibit S	Shareholder Rights Plan
Exhibit T	U.S. Direction Letter Agreement
Exhibit U	Initial Directors and Initial Officers of the Reorganized Debtors
Exhibit V	Retained Actions
Exhibit W	Additional Intercompany Transactions