Form 10-Q
period 2011-03-31
XERIUM TECHNOLOGIES INC
filed 2011-05-05
CIK 1287151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2011

or

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of April 26, 2011 was 15,017,298.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Xerium Technologies, Inc.

Condensed Consolidated Balance Sheets—(Unaudited)

(dollars in thousands, except per share data)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$32,781	$38,701
Restricted cash	13,961	13,701
Accounts receivable (net of allowance for doubtful accounts of $4,510 at March 31, 2011 and $4,755 at December 31, 2010)	99,359	93,332
Inventories, net	90,177	81,927
Prepaid expenses	4,840	5,108
Other current assets	15,437	15,192

Total current assets	256,555	247,961
Property and equipment, net	367,833	361,270
Goodwill	65,944	60,958
Intangible assets	12,219	12,958
Other assets	17,389	16,996

Total assets	$719,940	$700,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$184
Accounts payable	37,992	41,686
Accrued expenses	51,292	47,677
Current maturities of long-term debt	13,028	12,794

Total current liabilities	102,312	102,341
Long-term debt, net of current maturities	475,137	468,383
Deferred and long-term taxes	30,524	28,506
Pension, other postretirement and postemployment obligations	72,549	69,646
Other long-term liabilities	13,183	12,532
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares outstanding as of March 31, 2011 and December 31, 2010
Common stock, $0.001 par value, 20,000,000 shares authorized; 15,016,493 and 14,970,095 shares outstanding as of March 31, 2011 and December 31, 2010, respectively	15	15
Stock warrants	13,560	13,560
Paid-in capital	412,639	411,531
Accumulated deficit	(403,347)	(403,994)
Accumulated other comprehensive income (loss)	3,368	(2,377)

Total stockholders’ equity	26,235	18,735

Total liabilities and stockholders’ equity	$719,940	$700,143

See accompanying notes.

Xerium Technologies, Inc.

Condensed Consolidated Statements of Operations—(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Net sales	$143,166	$135,015
Costs and expenses:
Cost of products sold	89,251	83,304
Selling	19,524	18,042
General and administrative	17,380	26,850
Restructuring and impairments	168	1,567
Research and development	3,088	2,868

	129,411	132,631

Income from operations	13,755	2,384
Interest expense, net	(9,854)	(15,644)
Foreign exchange gain (loss)	164	(378)

Income (loss) before reorganization items and provision for income taxes	4,065	(13,638)
Reorganization items	—	(14,383)

Income (loss) before provision for income taxes	4,065	(28,021)
Provision for income taxes	3,418	2,136

Net income (loss)	$647	$(30,157)

Net income (loss) per share:

Basic	$0.04	$(12.05)

Diluted	$0.04	$(12.05)

Shares used in computing net income (loss) per share:

Basic	14,988,624	2,502,008

Diluted	16,635,189	2,502,008

See accompanying notes.

Xerium Technologies, Inc.

Condensed Consolidated Statements of Cash Flows—(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net income (loss)	$647	$(30,157)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock-based compensation	1,250	2,103
Depreciation	10,232	9,871
Amortization of intangibles	576	580
Deferred financing cost amortization	236	1,575
Unrealized foreign exchange gain on revaluation of debt	(610)	149
Deferred taxes	660	558
(Gain) loss on disposition of property and equipment	(538)	86
Non-cash interest expense related to interest rate swaps	—	3,211
Non-cash reorganization items	—	14,283
Reorganization items accrued	(115)	100
Provision (credit) for doubtful accounts	44	(799)
Change in assets and liabilities which (used) provided cash:
Accounts receivable	(2,921)	(6,267)
Inventories	(5,243)	541
Prepaid expenses	383	499
Other current assets	(1,303)	(601)
Accounts payable and accrued expenses	(3,323)	9,846
Deferred and other long-term liabilities	(169)	(744)

Net cash (used in) provided by operating activities	(194)	4,834

Investing activities
Capital expenditures, gross	(4,190)	(2,513)
Proceeds from disposals of property and equipment	1,878	57
Restricted cash	(260)	—

Net cash used in investing activities	(2,572)	(2,456)

Financing activities
Net decrease in borrowings (maturities of 90 days or less)	(181)	—
Proceeds from borrowings (maturities longer than 90 days)	—	314
Principal payments on debt	(4,203)	(1,273)
Other	—	(2,304)

Net cash used in financing activities	(4,384)	(3,263)

Effect of exchange rate changes on cash flows	1,230	(262)

Net decrease in cash	(5,920)	(1,147)
Cash and cash equivalents at beginning of period	38,701	23,039

Cash and cash equivalents at end of period	$32,781	$21,892

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

Chapter 11 Filing, Emergence and Plan of Reorganization

On March 30, 2010, the Company and certain of its subsidiaries (the “Debtor Subsidiaries”) filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101-1532 (as amended, the “Bankruptcy Code”), and on April 1, 2010, the Company entered into a debtor-in-possession financing facility consisting of a $20,000 revolving credit facility and $60,000 term loan (the “DIP Facility”). On May 25, 2010 (the “Effective Date”), the Company’s amended joint prepackaged plan of reorganization (the “Plan”) became effective and the Company and the Debtor Subsidiaries emerged from chapter 11. Pursuant to the Plan, on the Effective Date:

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

•

The Company’s lenders under its pre-petition credit facility and the interest rate swap termination counterparties (collectively, the “Lenders”) received, among other things, their ratable shares of (a) $10,000 in cash, (b) $410,000 in principal amount of term notes, to be issued pursuant to the Amended and Restated Credit Facility (defined below), and (c) 12,403,900 shares of New Common Stock; and

•

Holders of the Company’s Old Common Stock also received four-year warrants to purchase an aggregate of 1,663,760 shares of New Common Stock (the “Warrants”) at an exercise price of $19.55 per share, representing approximately 0.0324108 Warrants for each share of Old Common Stock.

In addition, pursuant to the Plan, the Company entered into a number of material agreements and engaged in a series of transactions on the Effective Date, including (i) the Amended and Restated Credit Facility (defined below) (ii) the Exit Facility (defined below), (iii) a Rights Agreement, (iv) a Registration Rights Agreement with certain of the Company’s stockholders, and (v) Director Nomination Agreements with certain of the Company’s stockholders. The terms of the Amended and Restated Credit Facility and Exit Facility are described below.

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

Accounting for the Reorganization

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

Reorganization items are presented separately in the accompanying unaudited Condensed Consolidated Statements of Operations and represent expenses that the Company identified as directly relating to the chapter 11 case. These items for the three months ended March 31, 2010 are summarized below. As the reorganization occurred in 2010, there were no reorganization items in the three months ended March 31, 2011.

Three Months Ended March 31, 2010
Legal and professional fees	$100
Write-off of deferred financing costs on pre-petition credit facility	14,283

$14,383

Restricted Cash

At March 31, 2011 and December 31, 2010, the Company had $13,961 and $13,701 of restricted cash, respectively, which were classified as a current asset. The restricted cash serves as collateral for letters of credit and no letter of credit has a maturity greater than one year, although certain of them can be renewed for another year. The cash is held in custody by the issuing bank, is restricted as to withdrawal or use and is currently invested in money market funds. Income from these funds is paid to the Company.

2. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements at March 31, 2011 and for the three months ended March 31, 2011 and 2010 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with GAAP for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2010 as reported on Form 10-K filed on March 11, 2011. Additionally, as discussed in Note 1, in 2010, the Company had a 20 to 1 reverse split of its Old Common Stock; accordingly the effect of the split has been reflected retroactively for all periods presented.

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

Goodwill

The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other Intangible Assets (“Topic 350”). Topic 350 requires that goodwill and intangible assets that have indefinite lives not be amortized but, instead, must be tested at least annually for impairment or whenever events or business conditions warrant. During the three months ended March 31, 2011, the Company evaluated events and business conditions to determine if a test for an impairment of goodwill was warranted. No such events or business conditions took place during this period, therefore, no test was determined to be warranted at March 31, 2011.

Warranties

The Company offers warranties on certain products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The Company estimates the costs that may be incurred under its warranties and records a liability for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. Below represents the changes in the Company’s warranty liability for the three months ended March 31, 2011:

	Balance at December 31, 2010	Charged to Revenue or Cost of Sales	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at March 31, 2011
For the three months ended March 31, 2011	$1,688	$868	$108	$(360)	$2,304

Net Income (loss) Per Common Share

Net income (loss) per common share has been computed and presented pursuant to the provisions of ASC Topic 260, Earnings per Share (“Topic 260”). Net income (loss) per share is based on the weighted-average number of shares outstanding during the period. As of March 31, 2011 and 2010, the Company had outstanding restricted stock units (“RSUs”), warrants and options. For the three months ended March 31, 2010, the Company excluded the dilutive impact of potential future issuances of common stock underlying the Company’s RSUs, stock options and warrants from the calculation of diluted weighted average shares outstanding because their effect would have been anti-dilutive as the Company had a net loss for this period.

The following table sets forth the computation of basic and diluted weighted average shares. As discussed in Note 1, in 2010, the Company had a 20 to 1 reverse split of its Old Common Stock; accordingly, the effect of the split has been reflected retroactively for all periods presented.

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Weighted-average common shares outstanding—basic	14,988,624	2,502,008
Dilutive effect of stock-based compensation awards outstanding	1,646,565	—

Weighted-average common shares outstanding—diluted	16,635,189	2,502,008

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

New Accounting Standards

In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU No. 2010-28”). The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. As both the Rolls and Clothing reporting units have positive carrying values, this statement will have no impact on the Company’s financial statements.

4. Derivatives and Hedging

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. From time to time, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known cash amounts, the value of which are determined by interest rates or foreign exchange rates. Specifically, the Company had entered into interest rate swaps to hedge variable interest related to its prior senior debt and foreign exchange contracts to protect the U.S. dollar value of certain assets and obligations. On December 31, 2009, the Company terminated with the counterparties all of its outstanding interest rate swap liabilities of $20,036 and converted them into notes payable to such counterparties. No new interest rate swaps have been entered into by the Company.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives through December 31, 2009 were to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily used interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involved the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

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

The Company’s interest rate swaps were considered designated hedging instruments through August 31, 2009. Effective September 1, 2009, the interest rate swaps were no longer designated hedging instruments. During 2010, the Company amortized the mark to market balances related to these interest rate swaps from accumulated other comprehensive income. The Company recognized an expense of $3,211 related to its derivative financial instruments in the three months ended March 31, 2010, which was included in interest expense in its Condensed Consolidated Statements of Operations for that same period. This amount included the amortization of an additional $735 from accumulated other comprehensive income to interest expense, as the Company determined it was probable that interest payments on certain debt would not occur.

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

The Company, from time to time, enters into foreign exchange forward contracts to fix currencies at specified rates based on expected future cash flows to protect against the fluctuations in cash flows resulting from sales denominated in foreign currencies (cash flow hedges). Additionally, to manage its exposure to fluctuations in foreign currency on intercompany balances and certain purchase commitments, the Company from time to time uses foreign exchange forward contracts (fair value hedges).

As of March 31, 2011 and December 31, 2010, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships. The value of these contracts is recognized at fair value based on market exchange forward rates and is recorded in other assets (liabilities) on the Condensed Consolidated Balance Sheet. The fair value of these derivatives at March 31, 2011 and December 31, 2010 was $(701) and $(222), respectively. The change in fair value of these contracts as included in foreign exchange loss was $(592) and $(22) for the three months ended March 31, 2011 and 2010, respectively and is recorded in the Condensed Consolidated Statements of Operations.

Foreign Currency Derivative as of March 31, 2011	Notional Sold	Notional Purchased
Cash flow hedges	$(2,373)	$—
Fair value hedges	$(36,300)	$13,228

Foreign Currency Derivative (as of December 31, 2010)	Notional Sold	Notional Purchased
Cash flow hedges	$(1,683)	$—
Fair value hedges	$(23,964)	$5,623

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

The Company determined that its derivative valuations, which are based on market exchange forward rates, fall within Level 2 of the fair value hierarchy. The Company does not have any fair value measurements using significant unobservable inputs (Level 3).

5. Inventories, net

The components of inventories, net are as follows:

	March 31, 2011	December 31, 2010
Raw materials	$22,439	$19,144
Work in process	29,790	27,065
Finished units (includes consigned inventory of $12,260 and $11,784, respectively)	37,948	35,718

	$90,177	$81,927

6. Debt

As discussed in Note 1, the Company and certain of its subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code on the Commencement Date, and the Company and the Debtor Subsidiaries emerged from chapter 11 on the Effective Date. On the Effective Date, the Company entered into an amendment and restatement of its senior credit facility pursuant to which, among other things, the total outstanding debt obligations under the senior credit facility, which at May 25, 2010 were $603,590 were reduced to $410,000. Also on the Effective Date, pursuant to the Plan, the DIP Facility was converted into an exit facility consisting of a $20,000 revolving credit facility and a $60,000 term loan used to fund the Company’s emergence from chapter 11 and ongoing working capital requirements. As of March 31, 2011, no borrowings have been made under the revolving credit facility. See Note 1 for additional information related to the terms of the Amended and Restated Credit Facility and the Exit Facility.

In addition to scheduled quarterly principal payments on the term loans and approximately $57,300 and $387,800 due at maturity in November 2014 and May 2015, respectively, the Amended and Restated Credit Facility requires the Company to make mandatory prepayments under certain circumstances. During the three months ended March 31, 2011, the Company made payments under its credit facility agreements as shown in the table below.

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Scheduled payments	$2,305	$—
Mandatory prepayments, as defined	$1,073	$—

As of March 31, 2011 and December 31, 2010, the carrying value of the term debt under the Company’s senior credit facility is $483,168 and $475,563, respectively, and exceeds its fair value of approximately $482,029 and $464,563, respectively. The Company determined the fair value of its debt utilizing quoted prices in active markets for its own debt (Level 1 of the fair value hierarchy).

7. Income Taxes

The Company utilizes the asset and liability method for accounting for income taxes in accordance with ASC Topic 740, Income Taxes (“Topic 740”). Under Topic 740, deferred tax assets and liabilities are determined based on the difference between their financial reporting and tax bases. The assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company reduces its deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In making this determination, the Company evaluates all available information including the Company’s financial position and results of operations for the current and preceding years, as well as any available projected information for future years.

As of March 31, 2011, the Company had a valuation allowance in place for certain of its deferred tax assets due to the Company’s accumulated loss position and its uncertainty around the future profitability in certain of its tax jurisdictions. The valuation allowance primarily relates to available net operating loss carry forwards in the United States, the United Kingdom, Canada, Germany, Sweden, France and Australia. While we believe we have adequately provided for our income tax assets and liabilities in accordance with the FASB income tax guidance, we recognize that adverse determinations by taxing authorities, or changes in tax laws and regulations could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

For the three months ended March 31, 2011 and 2010, the provision for income taxes was $3,418 and $2,136, respectively. The increase from the quarter ended March 31, 2010 to the quarter ended March 31, 2011 was principally due to increased income being earned in 2011 as compared with 2010 in the jurisdictions where we currently pay income taxes. We continue to incur net operating losses both domestically and in certain foreign jurisdictions for which no corresponding tax benefits are recognized as the losses are fully reserved for financial accounting purposes.

As of March 31, 2011, the Company had a gross unrecognized tax benefit of $9,772. The unrecognized tax benefit increased by approximately $485 during the three months ended March 31, 2011 as a result of foreign currency effects, statute expirations and ongoing changes in currently reserved positions.

The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense, which were immaterial for the three months ended March 31, 2011 and 2010. The tax years 2000 through 2010 remain open to examination by most of the major taxing jurisdictions to which the Company and its subsidiaries are subject.

As discussed in Note 1, the Company emerged from Chapter 11 bankruptcy protection on May 25, 2010. The Company’s review of the potential impact of the overall plan of reorganization resulted in no material change in its tax position. In December 2010, as a result of the debt reorganization, the Company impaired a portion of the deferred tax asset related to its German federal and trade loss carry forwards; however, the impaired amount was not deemed material to the overall financial statements.

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

The Company also maintains a funded retirement savings plan for U.S. employees which is qualified under Section 401(k) of the U.S. Internal Revenue Code. The plan allows eligible employees to contribute up to 15% of their compensation (plus catch-up contributions for participants over age 50), with the Company matching 200% of the first 1% of employee compensation and 100% of the next 4% of employee compensation. The matching contribution expense was $444 and $421 for the three months ended March 31, 2011 and 2010, respectively.

As required by Topic 715, the following tables summarize the components of net periodic benefit cost:

Defined Benefit Plans

	Three Months Ended
	March 31, 2011	March 31, 2010
Service cost	$692	$962
Interest cost	1,977	1,710
Expected return on plan assets	(1,441)	(1,005)
Amortization of prior service cost	4	4
Amortization of net loss	362	183

Net periodic benefit cost	$1,594	$1,854

9. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended
	March 31, 2011	March 31, 2010
Net income (loss)	$647	$(30,157)
Foreign currency translation adjustments	6,438	(4,072)
Pension liability changes under Topic 715	(693)	425
Change in value of derivative instruments	—	3,335

Comprehensive income (loss)	$6,392	$(30,469)

The components of accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Pension Liability Changes Under Topic 715	Accumulated Other Comprehensive Income Gain(Loss)
Balance at December 31, 2010	$25,007	$(27,384)	$(2,377)
Current period change, net of tax	6,438	(693)	5,745

Balance at March 31, 2011	$31,445	$(28,077)	$3,368

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

During the three months ended March 31, 2011, the Company recorded restructuring expenses of $168. The Company expects to incur restructuring expenses of approximately $1.0 to $2.0 million in the aggregate during 2011, with 60% of the range of expected costs to be incurred in the clothing segment, and 40% of the range of expected costs to be incurred in the roll covers segment. These costs are primarily related to the continuation of the streamlining of its operations. In addition, in the first quarter of 2011, the Company completed the sale of its Sherbrooke, Canada facility, with net proceeds of approximately $1.6 million and a gain of $278. This facility was held for sale at December 31, 2010.

The table below sets forth for the three months ended March 31, 2011 and 2010, the significant components and activity under restructuring programs and asset impairments:

	Balance at December 31, 2010	Charges	Write-offs	Currency Effects	Cash Payments	Balance at March 31, 2011
Severance	$2,255	$22	$—	$—	$(561)	$1,716
Facility costs and other	471	146	—	88	(147)	558

Total	$2,726	$168	$—	$88	$(708)	$2,274

	Balance at December 31, 2009	Charges	Write-offs	Currency Effects	Cash Payments	Balance at March 31, 2010
Severance	$536	$1,249	$—	$—	$(731)	$1,054
Facility costs and other	1,478	318	—	(51)	(324)	1,421

Total	$2,014	$1,567	$—	$(51)	$(1,055)	$2,475

Restructuring and impairments expense by segment, which is not included in Segment Earnings (Loss) in Note 11, is as follows:

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Clothing	$168	$80
Roll Covers	—	898
Corporate	—	589

Total	$168	$1,567

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

Summarized financial information for the Company’s segments is presented in the tables that follow for the three months ended March 31, 2011 and 2010, respectively.

	Clothing	Roll Covers	Corporate	Total
Three Months Ended March 31, 2011:
Net sales	$93,939	$49,227	$—	$143,166
Segment Earnings (Loss)	19,790	10,584	(4,229)

Three Months Ended March 31, 2010:
Net sales	$88,596	$46,419	$—	$135,015
Segment Earnings (Loss)	19,409	10,842	(4,375)

Provided below is a reconciliation of Segment Earnings (Loss) to income (loss) before reorganization items and provision for income taxes for the three months ended March 31, 2011 and 2010, respectively.

	Three Months Ended March 31,
	2011	2010
Segment Earnings (Loss):
Clothing	$19,790	$19,409
Roll Covers	10,584	10,842
Corporate	(4,229)	(4,375)
Non-cash compensation and related expenses	(1,250)	(2,389)
Net interest expense	(9,854)	(15,644)
Depreciation and amortization	(10,808)	(10,451)
Restructuring and impairments expense	(168)	(1,567)
Financial restructuring expense	—	(9,463)

Income (loss) before reorganization items and provision for income taxes	$4,065	$(13,638)

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

13. Stock-Based Compensation and Stockholders’ Equity

As discussed in Note 1, in 2010, the Company had a 20 to 1 reverse split of its Old Common Stock, accordingly the effect of the split has been reflected retroactively for all periods presented.

The Company records stock-based compensation expense in accordance with Topic 718 and has used the straight-line attribution method to recognize expense for time-based RSUs. The Company recorded stock-based compensation expense during the three months ended March 31, 2011 and 2010 as follows:

	For the Three Months Ended
	March 31, 2011	March 31, 2010
RSU Awards (1)	$716	$1,252
Management Incentive/Performance Award Programs (2)	534	312
Stock Awards (3)	—	825

Total	$1,250	$2,389

(1)	Related to restricted stock units awarded in and prior to 2011. See further discussion below.
(2)	For 2010, amount represents the estimated value of RSU awards to be made under the 2010 Management Incentive Compensation Program (the “2010 MIC”), which was approved by the Company’s Board of Directors on September 22, 2010.
(3)	For 2010, the amount represents a total of 39,764 shares of common stock that were sold to Mr. Stephen Light, the Company’s Chairman, President and Chief Executive Officer on January 5, 2010.

Summary of Activity Under the Long-Term Incentive Plans

2010

On September 22, 2010, the Board approved the Company’s 2010-2012 Long-Term Incentive Plan (the “2010 LTIP”) under the 2010 Plan. Awards under the 2010 LTIP are both time-based and performance-based. Awards will be paid in the form of restricted stock units or shares of common stock of the Company, as described below.

Time-based awards under the 2010 LTIP were approved in the form of 122,260 time-based restricted stock units granted on October 29, 2010 under the Company’s 2010 Plan. As of March 31, 2011, 43,651 time-based restricted stock units vested in accordance with the 2010 LTIP and were converted to common stock, less shares withheld to pay taxes, and the remaining 78,609 will vest in equal installments on March 31, 2012 and March 31, 2013, and will be converted into shares of common stock as they vest.

Performance-based awards under the 2010 LTIP will vest (a) if the participant remains continuously employed with the Company through December 31, 2012 and (b) on a sliding scale ranging from 0% to 110% if the Company’s results fall between 80.1% and 110% of the specified three-year cumulative Adjusted EBITDA target as adjusted to reflect currency exchange rate fluctuations relative to the U.S. Dollar. Vested stock units will convert into shares of the Company’s common stock after the close of the three-year performance period ended December 31, 2012.

2011

On March 15, 2011, the Board approved the Company’s 2011-2013 Long-Term Incentive Plan (the “2011 LTIP”) under the 2010 Plan. Awards under the 2011 LTIP are both time-based and performance-based. Awards will be paid in the form of restricted stock units or shares of common stock of the Company, as described below.

Time-based awards under the 2011 LTIP were approved in the form of 9,252 time-based restricted stock units granted on March 15, 2011 under the Company’s 2010 Plan. These time-based restricted stock units will vest in equal installments on March 31, 2012, March 31, 2013 and March 31, 2014, and will be converted into shares of common stock as they vest.

Performance-based awards under the 2011 LTIP were approved in the form of 17,183 performance-based restricted stock units and will vest (a) if the participant remains continuously employed with the Company through December 31, 2013 and (b) on a sliding scale ranging from 0% to 110% if the Company’s results fall between 80.1% and 110% of the specified three-year cumulative Adjusted EBITDA target as adjusted to reflect currency exchange rate fluctuations relative to the U.S. Dollar. Vested stock units will convert into shares of the Company’s common stock after the close of the three-year performance period ended December 31, 2013.

Summary of Activity Under the MIC Plans

2010

On September 22, 2010, the Board approved the 2010 MIC, which was an amendment and restatement of the Company’s Performance Award Program for 2010. Under the 2010 MIC, payouts were determined by the Company’s performance against a specified Adjusted EBITDA metric for the 2010 fiscal year. Fifty percent (50%) of the 2010 MIC award earned was paid in cash of $2.5 million in March 2011 and 50% will be paid in the form of approximately 164,000 of common stock on June 3, 2011, based on an average per-share price within a collar. The 2010 MIC awards were paid out based on a sliding scale ranging from 35% if the metric is achieved at 95% of target up to 200% if the metric is achieved at 125% of target. The Adjusted EBITDA metric was adjusted to reflect currency fluctuations relative to the U.S. Dollar.

2011

On March 15, 2011, the Board approved the 2011 Management Incentive Plan (“2011 MIC”). Under the 2011 MIC, payouts will be determined by the Company’s performance against a specified Adjusted EBITDA metric for the 2011 fiscal year. Fifty percent (50%) of any 2011 MIC award earned will be paid in cash and 50% is expected to be paid in the form of common stock based on an average per-share price within a collar. The 2011 MIC awards will be paid out based on a sliding scale ranging from 35% if the metric is achieved at 95% of target up to 200% if the metric is achieved at 120% of target. The Adjusted EBITDA metric will be adjusted to reflect currency fluctuations relative to the U.S. Dollar. The awards will be fully vested at the grant date and payable 90 days later.

Summary of Activity under the Directors’ Deferred Stock Unit Plan

On March 15, 2011, the Board approved a new compensation plan for non-management directors (the “2011 DSU Plan”). Under this plan, each director is to receive an annual retainer of $112, to be paid on a quarterly basis in arrears beginning with the quarter ended March 31, 2011. Half of the annual retainer is payable in deferred stock units (“DSUs”), with the remaining half payable in cash. The non-management directors were awarded an aggregate 3,492 DSUs under the 2011 DSU Plan for service during the quarter ended March 31, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated interim financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. The discussion included in this section, as well as other sections of this Quarterly Report on Form 10-Q, contains forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Undue reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance, or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include the following items:

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

Many of these risks are discussed elsewhere in this Form 10-Q, including in the sections below: “Company Overview,” “Industry Trends and Outlook,” “Liquidity and Capital Resources” and “Credit Facilities.” Other factors that could materially affect our actual results, levels of activity, performance, or achievements can be found in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 11, 2011. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise.

All references in this Quarterly Report to “Xerium,” “we,” “our,” and “us” mean Xerium Technologies, Inc.

Company Overview

We are a leading global manufacturer and supplier of two categories of consumable products used primarily in the production of paper–clothing and roll covers. Our operations are strategically located in the major paper-producing regions of North America, Europe, South America and Asia-Pacific.

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

We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed on a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is selected to fit each individual paper-making machine and process. For the three months ended March 31, 2011, our clothing segment represented 66% of our net sales.

Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by the paper producer. Roll covers are tailored to each individual paper-making machine and process, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and manufacture spreader rolls. For the three months ended March 31, 2011, our roll covers segment represented 34% of our net sales.

Industry Trends and Outlook

Historically, demand for our products has been driven primarily by the volume of paper produced on a worldwide basis. We expect the growth of global paper production from 2011 to 2014 to be between 3 and 4% per annum. Generally, and over time, we expect growth in paper production to be greater in Asia-Pacific, South America and Eastern Europe than in the more mature North American and Western European regions. Between 2008, especially the latter part of the year, and 2009, the global paper industry experienced a sharp reduction in production levels, caused by the general slowdown in economic activity and related paper consumption during the same period. In 2010, however, global paper and board production began to recover, with growth estimated to have rebounded 5.7% in 2010, following a general recovery in global economic conditions. This growth was most prevalent in developing countries. We believe that our increase in net sales volume in the first quarter of 2011 as compared with the first quarter of 2010 reflects this ongoing recovery, as well as the success of our new products.

The profitability of paper producers has historically been cyclical based on the price of paper, driven to a high degree by the periods when paper producers have more aggregate capacity than the market requires. A sustained downturn in the paper industry, either globally or in a particular region, can cause paper manufacturers to reduce production or cease operations. Since 2000, paper producers have taken actions that seek to structurally improve the balance between the geographical supply of and demand for paper. As part of these efforts, they have permanently shut down many paper-making machines or entire manufacturing facilities. Some papermakers continue to experience low levels of profitability, and we believe that the industry will see further consolidation among papermakers. The reduction in the number of paper producers, and shutdowns of paper-making machines and facilities occurred largely in Europe and North America, while producers moved operations to lower-cost regions such as Asia and South America, leading to better balance between supply and demand for paper. Over a number of years, consumption growth of paper, particularly in South America and Asia-Pacific, is expected to drive an increase in the global production rates.

Global paper production growth that does occur would be moderated by the level of industry consolidation and paper-machine shutdown activity that is a continuing underlying trend in North America and Europe. We also believe that, in addition to industry consolidation and paper machine shutdown activity in North America and Europe, the trend towards new paper machine designs which have fewer rolls and market recognition of extended life of our roll cover products has and may continue to impact demand for these products. Volume potential for the roll covers business may slowly diminish, but we feel that volume declines would be at least partially offset by our introduction of new products and increasing market share of proprietary products such as our SmartRoll™. Also affecting machine curtailments are structural productivity gains from improved products that we and our competitors supply. Additionally, we are seeing a trend that paper producers are placing an increasing emphasis on maintenance cost reduction and, as a result, are extending the life of roll covers through additional maintenance cycles before replacing them.

Though an economic recovery appears to be underway, we believe that the paper industry will experience increased emphasis on cost reduction, continued paper-machine shutdown activity, and reduced availability of credit than would have been the case in the absence of the economic downturn.

Net sales and Expenses

Net sales in both our clothing and roll covers segments are primarily driven by the following factors:

•	The volume of worldwide paper production;

•	Advances in the technology of our products, which can provide value to our customers by improving the efficiency of paper-making machines and reducing manufacturing costs;

•	Our ability to provide products and services which reduce paper-making machine downtime, while at the same time allowing the manufacture of high quality paper products; and

•	The impact of currency fluctuations.

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

The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $3.1 million and $2.9 million for the three months ended March 31, 2011 and 2010, respectively.

Foreign Exchange

We have a geographically diverse customer base. In the first quarter of 2011, approximately 36% of our net sales was in North America, 34% was in Europe, 9% was in South America, 19% was in Asia-Pacific and 2% was in the rest of the world.

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

For certain transactions, our net sales are denominated in U.S. Dollars but all or a substantial portion of the associated costs are denominated in a different currency. As a result, changes in the relative values of U.S. Dollars, Euros and other currencies can affect the level of the profitability of these transactions. The largest proportion of such transactions consist of transactions in which the net sales are denominated in or indexed to U.S. Dollars and all or a substantial portion of the associated costs are denominated in Euros, Brazilian Reals or other currencies.

Currency fluctuations have a greater effect on the level of our net sales than on the level of our income (loss) from operations. For example, in the first quarter of 2011 as compared to the first quarter of 2010, the change in the value of the U.S. Dollar against most of the currencies we conduct our business in resulted in net currency increases in net sales of $1.3 million and net currency decreases in income from operations of $(0.5) million. Although the first quarter of 2011 results reflect a period in which the value of the U.S. Dollar increased against the Euro as compared to the first quarter of 2010, we would expect an opposite effect in a period in which the value of the U.S. Dollar decreases.

During the first quarter of 2011, we conducted business in 9 foreign currencies. The following table provides the average exchange rate in the first quarter of 2011 and the first quarter of 2010 of the U.S. Dollar against each of the four foreign currencies in which we conduct the largest portion of our operations.

Currency	Average exchange rate of the U.S. Dollar in the three months ended March 31, 2011	Average exchange rate of the U.S. Dollar in the three months ended March 31, 2010
Euro	$1.37 = 1 Euro	$1.38 = 1 Euro
Brazilian Real	$0.60 = 1 Brazilian Real	$0.55 = 1 Brazilian Real
Canadian Dollar	$1.01 = 1 Canadian Dollar	$0.96 = 1 Canadian Dollar
Australian Dollar	$1.00 = 1 Australian Dollar	$0.90 = 1 Australian Dollar

In the first quarter of 2011, approximately 42% of our operations were conducted in Euros, approximately 8% in the Brazilian Real (although a significant portion of Brazil net sales are in U.S. Dollars) and approximately 6% in the Canadian Dollar.

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

Chapter 11 Filing, Emergence and Plan of Reorganization

On March 30, 2010, we and certain of our subsidiaries filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101-1532, and on April 1, 2010, we entered into a debtor-in-possession financing facility (the “DIP Facility”) consisting of a $20 million revolving credit facility and $60 million term loan. On May 25, 2010 (the “Effective Date”), our amended joint prepackaged plan of reorganization (the “Plan”) became effective, at which time we emerged from chapter 11. Pursuant to the Plan, on the Effective Date:

•

20,000,000 shares of our new common stock, par value $0.001 (the “New Common Stock”), were authorized, of which an aggregate of 14,970,050 shares were issued and outstanding, as described below. In addition, 1,000,000 shares of preferred stock, par value $0.001, were authorized, of which 20,000 shares were designated as Series A Junior Participating Preferred Stock;

•

All of the shares of our common stock then outstanding, par value $0.01 (the “Old Common Stock”), were cancelled and replaced with 2,566,150 shares of New Common Stock, which was equivalent to a 20-to-1 reverse split of our Old Common Stock;

•

The lenders under our pre-petition credit facility and the interest rate swap termination counterparties received, among other things, their ratable shares of (a) $10 million in cash, (b) $410 million in principal amount of term notes, to be issued pursuant to the Amended and Restated Credit Facility (defined below), and (c) 12,403,900 shares of New Common Stock;

•

Holders of our Old Common Stock also received four-year warrants to purchase an aggregate of 1,663,760 shares of New Common Stock (the “Warrants”) at an exercise price of $19.55 per share, representing approximately 0.0324108 Warrants for each share of Old Common Stock.

As previously disclosed in our filings with the SEC, we entered into a number of material agreements and engaged in a series of transactions on the Effective Date, including (i) the Amended and Restated Credit Facility (ii) the Exit Facility (defined below), (iii) a Rights Agreement, (iv) a Registration Rights Agreement with certain of our stockholders, and (v) Director Nomination Agreements with certain of our stockholders. See “—Credit Facilities” for a discussion of the Amended and Restated Credit Facility and Exit Facility.

Cost Reduction Programs

An important part of our strategy is to seek to reduce our overall costs and improve our competitiveness. As a part of this effort, we engage in cost reduction programs, which are designed to improve the cost structure of our global operations in response to changing market conditions. These cost reduction programs include headcount reductions throughout the world, as well as plant closures that have rationalized production among our facilities to better enable us to meet customer demands.

During the first quarter of 2011, we recorded restructuring and impairment expenses of approximately $168,000. We expect to incur restructuring expenses of approximately $1.0 to $2.0 million in the aggregate during 2011, primarily related to the continuation of streamlining our operations.

Results of Operations

The tables that follow set forth for the periods presented certain consolidated operating results and the percentage of net sales they represent (in millions):

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Dollars	% of Net Sales	Dollars	% of Net Sales
Net sales	$143.2	100.0%	$135.0	100.0%
Cost of products sold	89.3	62.4%	83.3	61.7%
Selling expenses	19.5	13.6%	18.0	13.3%
General and administrative expenses	17.4	12.2%	26.9	19.9%
Restructuring and impairments expenses	0.2	0.1%	1.6	1.2%
Research and development expenses	3.1	2.2%	2.9	2.1%

Income from operations	13.7	9.6%	2.3	1.7%
Interest expense, net	(9.9)	(6.9)%	(15.6)	(11.6)%
Foreign exchange gain (loss)	0.2	0.1%	(0.4)	(0.3)%

Income (loss) before reorganization items and provision for income taxes	4.0	2.8%	(13.7)	(10.1)%
Reorganization items	—	0.0%	(14.4)	(10.7)%

Income (loss) before provision for income taxes	4.0	2.8%	(28.1)	(20.8)%
Provision for income taxes	3.4	2.4%	2.1	1.6%

Net loss	$0.6	0.4%	$(30.2)	(22.4)%

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Net Sales. Net sales for the three months ended March 31, 2011 increased by $8.2 million, or 6.1%, to $143.2 million from $135.0 million for the three months ended March 31, 2010. For the three months ended March 31, 2011, 66% of our net sales were in our clothing segment and 34% were in our roll covers segment.

In our clothing segment, net sales for the three months ended March 31, 2011 increased by $5.3 million, or 6.0%, to $93.9 million from $88.6 million for the three months ended March 31, 2010 primarily due to increased sales volume in North America and Asia-Pacific and favorable currency effects of $1.1 million. These increases were partially offset by decreased sales volume in Europe and South America and unfavorable mix and price changes of $1.1 million.

In our roll covers segment, net sales for the three months ended March 31, 2011 increased by $2.9 million or 6.3%, to $49.3 million from $46.4 million for the three months ended March 31, 2010. The increase is primarily due to higher sales volume of $2.1 million in all regions, improved price changes and product mix of $0.5 million and favorable currency effects of $0.2 million.

Cost of Products Sold. Cost of products sold for the three months ended March 31, 2011 increased by $6.0 million, or 7.2%, to $89.3 million from $83.3 million for the three months ended March 31, 2010.

In our clothing segment, cost of products sold, as a percentage of net sales, increased by 0.3% to 61.9% in the three months ended March 31, 2011 from 61.6% in the three months ended March 31, 2010. This increase was primarily a result of unfavorable product mix and higher freight costs.

In our roll covers segment, cost of products sold, as a percentage of net sales, increased by 1.3% to 64.4% in the three months ended March 31, 2011 from 63.1% in the three months ended March 31, 2010. This increase was primarily a result of unfavorable product mix and higher material costs from petroleum-based products.

Selling Expenses. For the three months ended March 31, 2011, selling expenses increased by $1.5 million, or 8.3%, to $19.5 million from $18.0 million for the three months ended March 31, 2010 primarily due to $0.8 million increase in salaries as a result of additional headcount, $0.4 million higher sales commissions and unfavorable currency effects of $0.3 million.

General and Administrative Expenses. For the three months ended March 31, 2011, general and administrative expenses decreased by $9.5 million, or 35.3%, to $17.4 million from $26.9 million for the three months ended March 31, 2010. The decrease is primarily due to consulting, legal and bank fees of $9.5 million that were incurred in 2010 relating to initiatives that were undertaken to resolve the company’s credit issues in the three months ended March 31, 2010. In addition, salaries decreased by $0.7 million, mostly due to a cash payment of $0.8 million to Mr. Light in 2010 with which he was obligated to purchase shares of common stock from us. These decreases were partially offset by unfavorable currency effects of $0.2 million and an increase in bad debt expense of $0.8 million which was due to a credit in the first quarter of 2010 as a result of a change in estimating the bad debt reserve.

Restructuring and Impairments Expenses. For the three months ended March 31, 2011, restructuring and impairments expenses decreased by $1.4 million, or 87.5%, to $0.2 million from $1.6 million for the three months ended March 31, 2010. For the most part, restructuring expenses 2011 and 2010 resulted from our long-term strategy to reduce production costs and improve long-term competitiveness as described above under “Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities and through headcount reductions. For the three months ended March 31, 2011, restructuring expenses included $0.5 million for cost reduction programs offset by a $0.3 million gain due to the sale of the Sherbrooke, Canada facility.

Research and Development Expenses. For the three months ended March 31, 2011, research and development expenses increased by $0.2 million, or 6.9%, to $3.1 million from $2.9 million for the three months ended March 31, 2010, primarily due to increased research and development efforts.

Interest Expense, Net. Interest expense, net for the three months ended March 31, 2011 decreased by $5.7 million or 36.5%, to $9.9 million from $15.6 million for the three months ended March 31, 2010. The decrease was primarily attributable to $1.2 million lower interest expense due to lower debt balances under the Amended and Restated Credit Facility in 2010, $1.3 million lower amortization of deferred financing costs in 2011 and $3.2 million due to the interest rate swaps being fully amortized at December 31, 2010.

Foreign Exchange Gain (Loss). For the three months ended March 31, 2011 we had a foreign exchange gain of $0.2 million. For the three months ended March 31, 2010 we had a foreign exchange loss of $(0.4) million. Foreign exchange gains and losses are primarily the result of hedging activities, intercompany activities and US Dollar denominated debt held by foreign entities.

Reorganization Items. Reorganization items amounting to $14.4 million are presented separately in our consolidated statements of operations for the three months ended March 31, 2010 and primarily represent expenses that we have identified as directly relating to the write off of certain deferred financing costs in connection with the chapter 11 proceedings in 2010. For the three months ended March 31, 2011, we had no reorganization expenses.

Provision for Income Taxes. For the three months ended March 31, 2011 and 2010, the provision for income taxes was $3.4 million and $2.1 million, respectively. The increase from the quarter ended March 31, 2010 to the quarter ended March 31, 2011 was principally due to increased income being earned in 2011 as compared with 2010 in the jurisdictions where we currently pay income taxes. We continue to incur net operating losses both domestically and in certain foreign jurisdictions for which no corresponding tax benefits are recognized as the losses are fully reserved for financial accounting purposes.

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

We regularly evaluate our debt arrangements, as well as market conditions, and from time to time may explore opportunities to modify our existing debt arrangements or pursue additional debt financing arrangements that could result in the issuance of new debt securities by us in the future. We cannot assure you that we will be able to complete any such alternative financing arrangements or other transactions or that the terms of any financing transactions would be more favorable to us than our existing debt financing arrangements.

Net cash used in operating activities was $0.2 million for the three months ended March 31, 2011. Net cash provided by operating activities was $4.8 million for the three months ended March 31, 2010. The $5.0 million decrease is due to an increase in working capital, partially offset by improved cash earnings from the three months ended March 31, 2010 to the three months ended March 31, 2011.

Net cash used in investing activities was $2.6 million for the three months ended March 31, 2011 and $2.5 million for the three months ended March 31, 2010. The increase of $0.1 million was primarily due to a $1.8 million increase in proceeds from the sale of fixed assets, primarily offset by a $1.7 million increase in capital equipment expenditures during the three months ended March 31, 2011 as compared with the same period in 2010.

Net cash used in financing activities was $4.4 million for the three months ended March 31, 2011 and $3.3 million for the three months ended March 31, 2010. The increase of $1.1 million was primarily the result of an increase in net principal payments on debt of $3.4 million in the three months ended March 31, 2011 from the three months ended March 31, 2010, partially offset by higher deferred financing costs of $2.3 million in the three months ended March 31, 2010.

As of March 31, 2011, there was a $483.2 million balance of term loans outstanding under our senior credit facility, In addition, as of March 31, 2011, we had no outstanding borrowings under our current revolving lines of credit, including the revolving credit facility under our senior credit facility and lines of credit in various foreign countries that are used to facilitate local short-term operating needs. An aggregate of $26.4 million is available for additional borrowings under these revolving lines of credit. We had cash and cash equivalents of $32.8 million at March 31, 2011 compared to $38.7 million at December 31, 2010. At March 31, 2011 we also had $14.0 million of restricted cash which is classified as a current asset. The restricted cash serves as collateral for letters of credit and no letter of credit has a maturity greater than one year, although certain of these letters of credit can be renewed for another year. The cash collateral is held in custody by the issuing bank, is restricted as to withdrawal or use and is currently invested in money market funds. Income from these funds is paid to us.

CAPITAL EXPENDITURES

For the three months ended March 31, 2011, we had capital expenditures of $4.2 million consisting of growth capital expenditures of $0.7 million and maintenance capital expenditures of $3.5 million. Growth capital expenditures consist of items that are intended to increase the manufacturing, production and/or distribution capacity or efficiencies of our operations in conjunction with the execution of our business strategies. Maintenance capital expenditures are designed to sustain the current capacity or efficiency of our operations and include items relating to the renovation of existing manufacturing or service facilities, the purchase of machinery and equipment for safety and environmental needs and information technology. For the three months ended March 31, 2010, we had capital expenditures of $2.5 million consisting of growth capital expenditures of $0.4 million and maintenance capital expenditures of $2.1 million.

We target capital expenditures for 2011 to be approximately $32.3 million. We analyze our planned capital expenditures based on investment opportunities available to us and our financial and operating performance, and accordingly, actual capital expenditures may be more or less than this amount.

See “—Credit Facilities” below for a description on limitations on capital expenditures imposed by our Amended and Restated Credit Facility and Exit Facility.

CREDIT FACILITIES

Amended and Restated Credit Facility

Pursuant to the Plan, on the Effective Date, we entered into the Second Amended and Restated Credit and Guaranty Agreement (the “Amended and Restated Credit Facility”), dated as of May 25, 2010 by and among us, certain subsidiaries of ours, Citigroup Global Markets Inc. as Lead Arranger and Bookrunner, and other agents and banks party thereto. The Amended and Restated Credit Facility provides for a term loan that has a principal amount of $410 million, and a maturity date that is five years following May 25, 2010, the closing date of the Amended and Restated Credit Facility. The $410 million is denominated in U.S. Dollars, Euros and Canadian Dollars representing approximately 56%, 32% and 12% of this amount, respectively, at the Effective Date. The Amended and Restated Credit Facility is secured by second priority liens against, and security interests in, substantially all of our assets and the assets of most of our subsidiaries, subject to legal and tax considerations and requirements. In addition, most of our U.S. and non-U.S. subsidiaries have guaranteed the obligations of the borrowers under the Amended and Restated Credit Facility, provided that non-U.S. guarantors will only be liable for obligations of non-U.S borrowers and non-U.S. guarantors.

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

The Amended and Restated Credit facility provides that we will make scheduled principal payments totaling approximately $2.0 million each quarter through May 2015.

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

For the four fiscal quarters ended March 31, 2011 our interest coverage ratio was 2.99:1 and our leverage ratio was 4.11:1. Each of these covenants is calculated at the end of each quarter, beginning with the quarter ended September 30, 2010, and is based on a rolling twelve month period. The interest coverage ratio is calculated by dividing Adjusted EBITDA by interest expense, net of mark-to-market movements on hedging instruments and amortization of deferred financing costs. The leverage ratio is calculated by dividing our total gross debt, at average currency exchange rates for the last twelve months, by Adjusted EBITDA.

The Amended and Restated Credit Facility defines consolidated capital expenditures for a particular fiscal year as all expenditures required under GAAP to be included in “purchase of property and equipment” or similar items included in our cash flow. The Amended and Restated Credit Facility limits our consolidated capital expenditures to (i) in 2011, an amount not exceeding $38.1 million, which includes the original limit of $33.4 million and an additional $4.7 million in amounts carried over from 2010 as permitted by the Amended and Restated Credit Facility, (ii) $33.8 million for fiscal year 2012, and (iii) $33.1 million for each of fiscal years 2013, 2014 and 2015, in each case, exclusive of capital expenditures paid with net insurance and condemnation proceeds, provided that the maximum amount of consolidated capital expenditures permitted in each fiscal year shall be increased by 50% of the amount below the maximum not spent in the prior fiscal year (determined without reference to any carryover amount).

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

Beginning in the third quarter of 2010, the Exit Facility and the Amended and Restated Credit Facility provide for scheduled principal payments, to be made on a quarterly basis, in the aggregate amount of approximately $38.1 million over the remaining term of the facilities as outlined below. Additionally, balloon payments of approximately $57.3 million and $387.8 million are due at the maturity date of the term loans under the Exit Facility in November 2014 and at the maturity date of the term loans under the Amended and Restated Credit Facility in May 2015, respectively, assuming no prior voluntary or mandatory payments have been made. The aggregate scheduled quarterly principal payments over the term of the facilities are shown below:

	U.S. Dollar Denominated Debt (in USD)	Euro Denominated Debt (in Euro)	Canadian Dollar Denominated Debt (in CAD)	Total Scheduled Principal Payments (excluding balloon payments) Converted into U.S. Dollars at March 31, 2011 Exchange Rates (in USD)
	(in millions)
2011	$3.9	$1.6	$0.8	$6.9
2012	5.2	2.1	1.0	9.2
2013	5.2	2.1	1.0	9.2
2014	5.1	2.1	1.0	9.2
2015	1.9	0.9	0.4	3.6
2016 (second, third and fourth quarters)	—	—	—	—

				$38.1

Additionally, the following table outlines the estimated interest payments, to be made on a quarterly basis, under the Amended and Restated Credit Facility and the Exit Facility over the term of the facilities:

Total Estimated Interest Payments Converted into U.S. Dollars at March 31, 2011 Exchange Rates (in USD millions)
2011	$29.0
2012	38.2
2013	37.5
2014	36.4
2015	13.5
2016 (second, third and fourth quarters)	—

$154.6

CRITICAL ACCOUNTING POLICIES

The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Our significant policies are described in the notes to the condensed consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. There have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Adjusted EBITDA is defined in the Amended and Restated Credit Facility as the total of (A) Consolidated Net Income, as defined below, plus (B), without duplication, to the extent that any of the following were deducted in computing consolidated net income: (i) provision for taxes based on income or profits, (ii) consolidated interest expense, (iii) consolidated depreciation and amortization expense, (iv) reserves for inventory in connection with plant closures, (v) consolidated operational restructuring costs, not to exceed $6 million in fiscal year 2011, and $5 million in any of the 2012, 2013, 2014 or 2015 fiscal years, (vi) consolidated financial restructuring costs incurred in connection with the reorganization (vii) non-cash charges or gains resulting from the application of purchase accounting, including push-down accounting, (viii) non-cash expenses resulting from the granting of common stock, stock options, restricted stock or restricted stock unit awards under equity compensation programs solely with respect to common stock, and cash expenses for compensation mandatorily applied to purchase common stock, (ix) non-cash items related to a change in or adoption of accounting policies, (x) expenses incurred as a result of the repurchase, redemption or retention by us of common stock earned under equity compensation programs solely in order to make withholding tax payments, and (xi) amortization or write-offs of deferred financing costs, minus (C) without duplication, to the extent any of the following were included in computing consolidated net income for such period, (i) non-cash gains with respect to the items described in clauses (vii), (viii) and (ix) of clause (B) above and (ii) provisions for tax benefits based on income or profits. Adjusted EBITDA, as defined in the credit facility and calculated below, may not be comparable to similarly titled measurements used by other companies.

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

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net income (loss)	$647	$(30,157)
Income tax provision	3,418	2,136
Interest expense, net	9,854	15,644
Depreciation and amortization	10,808	10,451

EBITDA	24,727	(1,926)
Financial restructuring costs	—	9,563
Write-off of deferred financing costs as “reorganization item”	—	14,283
Non-cash compensation and related expenses	1,250	2,389
Operational restructuring expenses	168	1,567
Non-cash change in accounting method	—	(1,400)

Adjusted EBITDA	$26,145	$24,476

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our foreign currency exposure and interest rate risks as of March 31, 2011 have not materially changed from December 31, 2010 (see Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, as of March 31, 2011 under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as set forth above.

(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material developments to the legal proceedings reported in our Annual Report on Form 10K for the year ended December 31, 2010.

ITEM 1A.	RISK FACTORS

The risks described in our Annual Report on Form 10-K for the year ended December 31, 2010 have not materially changed, except for the risk factor included below:

Energy price increases may negatively impact our results of operations.

Certain of the components that we use in our manufacturing activities are petroleum-based. In addition, we, along with our suppliers and customers, rely on various energy sources (including oil) in our transportation activities. While significant uncertainty currently exists about the future levels of energy prices, a significant increase is possible. Increased energy prices could cause an increase to our raw material costs and transportation costs. In addition, increased transportation costs of certain of our suppliers could be passed along to us. We may not be able to increase our prices enough to offset these increased costs. In addition, any increase in our prices may reduce our future customer orders and profitability.

ITEM 6.	EXHIBITS

See the exhibit index following the signature page to this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XERIUM TECHNOLOGIES, INC.
(Registrant)

Date: May 5, 2011	By:	/s/ Clifford E. Pietrafitta
Clifford E. Pietrafitta
Executive Vice President and CFO
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

10.1	Employment Agreement with Clifford E. Pietrafitta

10.2	2011 Management Incentive Compensation Plan

10.3	2011-2013 Long-Term Incentive Plan

10.4	Amendment to Amended and Restated Employment Agreement with David Pretty

10.5	Amendment to Employment Agreement with Thomas Johnson

10.6	Amendment to Employment Agreement with Kevin McDougall

10.7	Description of Compensation for Non-Management Directors.

10.8	Directors’ Deferred Stock Unit Plan

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley

32.2	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

.