Form 10-Q
period 2011-06-30
XERIUM TECHNOLOGIES INC
filed 2011-08-09
CIK 1287151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of July 28, 2011 was 15,135,309.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Xerium Technologies, Inc.

Condensed Consolidated Balance Sheets—(Unaudited)

(Dollars in thousands, except per share data)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$34,491	$38,701
Restricted cash	—	13,701
Accounts receivable, net	99,116	93,332
Inventories, net	98,833	81,927
Prepaid expenses	7,158	5,108
Other current assets	14,983	15,192

Total current assets	254,581	247,961
Property and equipment, net	373,005	361,270
Goodwill	66,326	60,958
Intangible assets	25,309	12,958
Other assets	17,164	16,996

Total assets	$736,385	$700,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$184
Accounts payable	36,270	41,686
Accrued expenses	53,202	47,677
Current maturities of long-term debt	6,315	12,794

Total current liabilities	95,787	102,341
Long-term debt, net of current maturities	489,836	468,383
Deferred and long-term taxes	31,353	28,506
Pension, other post-retirement and post-employment obligations	72,823	69,646
Other long-term liabilities	13,329	12,532

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares outstanding as of June 30, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value, 20,000,000 shares authorized; 15,135,309 and 14,970,095 shares outstanding as of June 30, 2011 and December 31, 2010, respectively	15	15
Stock warrants	13,532	13,560
Paid-in capital	412,158	411,531
Accumulated deficit	(401,723)	(403,994)
Accumulated other comprehensive income (loss)	9,275	(2,377)

Total stockholders’ equity	33,257	18,735

Total liabilities and stockholders’ equity	$736,385	$700,143

See accompanying notes.

Xerium Technologies, Inc.

Condensed Consolidated Statements of Operations—(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$150,378	$132,827	$293,544	$267,842
Costs and expenses:
Cost of products sold	92,507	81,109	181,758	164,413
Selling	20,507	17,901	40,031	35,943
General and administrative	16,178	17,595	33,558	44,445
Restructuring and impairments	542	2,544	710	4,111
Research and development	2,925	2,952	6,013	5,820

	132,659	122,101	262,070	254,732

Income from operations	17,719	10,726	31,474	13,110
Interest expense, net	(9,982)	(16,865)	(19,836)	(32,509)
Loss on extinguishment of debt	(2,926)	—	(2,926)	—
Foreign exchange (loss) gain	(159)	370	5	(8)

Income (loss) before reorganization expenses and provision for income taxes	4,652	(5,769)	8,717	(19,407)
Reorganization expenses	—	(29,192)	—	(43,575)

Income (loss) before provision for income taxes	4,652	(34,961)	8,717	(62,982)
Provision for income taxes	3,030	5,050	6,447	7,186

Net income (loss)	$1,622	$(40,011)	$2,270	$(70,168)

Net income (loss) per share:
Basic	$0.11	$(5.38)	$0.15	$(14.07)

Diluted	$0.11	$(5.38)	$0.15	$(14.07)

Shares used in computing net income (loss) per share:
Basic	15,051,860	7,442,836	15,020,696	4,986,071

Diluted	15,289,407	7,442,836	15,258,243	4,986,071

See accompanying notes.

Xerium Technologies, Inc.

Condensed Consolidated Statements of Cash Flows—(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net income (loss)	$2,270	$(70,168)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	2,081	3,456
Depreciation	20,918	19,382
Amortization of intangibles	1,152	1,159
Deferred financing cost amortization	602	5,483
Unrealized foreign exchange (gain) loss on revaluation of debt	(1,414)	842
Deferred taxes	1,209	2,732
(Gain) loss on disposition of property and equipment	(564)	109
Asset impairment	—	748
Non-cash interest expense related to interest rate swaps	—	5,358
Loss on extinguishment of debt	2,926	—
Non-cash reorganization expenses	—	28,683
Reorganization expenses accrued	—	4,546
Provision (credit) for doubtful accounts	462	(892)
Change in assets and liabilities which provided (used ) cash:
Accounts receivable	(1,244)	(5,172)
Inventories	(12,031)	(214)
Prepaid expenses	(1,840)	564
Other current assets	(309)	(1,259)
Accounts payable and accrued expenses	(6,363)	3,818
Deferred and other long-term liabilities	(1,094)	(1,336)

Net cash provided by (used in) operating activities	6,761	(2,161)
Investing activities
Capital expenditures, gross	(12,015)	(9,155)
Proceeds from disposals of property and equipment	1,916	164
Restricted cash	13,701	(15,939)
Other	—	3

Net cash provided by (used in) investing activities	3,602	(24,927)
Financing activities
Net decrease in borrowings (maturities of 90 days or less)	(181)	(436)
Proceeds from borrowings (maturities longer than 90 days)	489,810	60,405
Principal payments on debt	(489,675)	(12,984)
Payment of deferred financing fees	(16,835)	(8,171)

Net cash (used in) provided by financing activities	(16,881)	38,814

Effect of exchange rate changes on cash flows	2,308	(1,441)

Net (decrease) increase in cash	(4,210)	10,285
Cash and cash equivalents at beginning of period	38,701	23,039

Cash and cash equivalents at end of period	$34,491	$33,324

See accompanying notes.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

1. Company History

Xerium Technologies, Inc. (the “Company”) is a leading global manufacturer and supplier of two types of consumable products used primarily in the production of paper – clothing and roll covers. Its operations are strategically located in the major paper-making regions of the world, including North America, Europe, South America and Asia-Pacific.

Debt Refinancing

On May 26, 2011, the Company completed a refinancing transaction, which replaced certain of its then outstanding indebtedness with a private placement of $240 million of its 8.875% senior unsecured notes due 2018 (the “Notes”) and a new approximately $278 million multi-currency senior secured credit facility (the “New Credit Facility”), comprised of approximately $248 million of senior secured term loans and a $30 million senior secured revolving credit facility. The goal of the refinancing was to extend the maturity of, and fix the interest rate on, a portion of the Company’s debt, while providing increased flexibility. See Note 6 for a discussion of the Notes and New Credit Facility.

Chapter 11 Filing, Emergence and Plan of Reorganization

On March 30, 2010, the Company and certain of its subsidiaries (the “Debtor Subsidiaries”) filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101-1532 (as amended, the “Bankruptcy Code”), and on April 1, 2010, following approval by the Bankruptcy Court, the Company entered into a debtor-in-possession financing facility consisting of a $20,000 revolving credit facility and $60,000 term loan (the “DIP Facility”). On May 25, 2010 (the “Effective Date”), the Company’s amended joint prepackaged plan of reorganization (the “Plan”) became effective and the Company and the Debtor Subsidiaries emerged from chapter 11. Pursuant to the Plan, on the Effective Date:

•

20 million shares of new common stock of the Company, par value $0.001 (the “New Common Stock”) were authorized, of which an aggregate of 14,970,050 shares were issued and outstanding, as described below. In addition, 1,000,000 shares of preferred stock of the Company, par value $0.001, were authorized, of which 20,000 shares are designated as Series A Junior Participating Preferred Stock;

•

All of the shares of the Company’s common stock outstanding (the “Old Common Stock”), par value $0.01, were canceled and replaced with 2,566,150 shares of New Common Stock, which was equivalent to a 20 to 1 reverse split of the Old Common Stock;

•

The Company’s lenders under its pre-petition credit facility and the interest rate swap termination counterparties (collectively, the “Lenders”) received, among other things, their ratable shares of (a) $10,000 in cash, (b) $410,000 in principal amount of term notes, issued pursuant to the Company’s post-reorganization senior credit facility (“Amended and Restated Credit Facility”), and (c) 12,403,900 shares of New Common Stock; and

•

Holders of the Company’s Old Common Stock also received four-year warrants to purchase an aggregate of 1,663,760 shares of New Common Stock (the “Warrants”) at an exercise price of $19.55 per share, representing approximately 0.0324108 Warrants for each share of Old Common Stock.

Accounting for the Reorganization

As a result of the Company’s chapter 11 case, its financial statements were prepared in accordance with the Accounting Standards Codification (“ASC”) Topic 852, Reorganizations (“Topic 852”). Topic 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from those that are associated with the ongoing operations of the business. Because the reorganization value of the Company’s assets was greater than the sum of its post-petition liabilities and allowed claims, the Company did not adopt the fresh-start reporting principles of Topic 852.

Reorganization expenses are presented separately in the accompanying unaudited condensed consolidated statements of operations and represent expenses that the Company identified as directly relating to the reorganization. These expenses for the three and six months ended June 30, 2010 are summarized below. As the reorganization concluded in 2010, there were no reorganization expenses in the three and six months ended June 30, 2011.

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Legal and professional fees	$14,792	$14,892
Loss on extinguishment of debt	14,400	14,400
Write-off of deferred financing costs on pre-petition credit facility	—	14,283

	$29,192	$43,575

Restricted Cash

At December 31, 2010, the Company had $13,701 of restricted cash, which was classified as a current asset. The restricted cash served as collateral for letters of credit. The cash was held in custody by the issuing bank, and was restricted as to withdrawal or use and had been invested in money market funds. Income from these funds was paid to the Company. Under the New Credit Facility, there is no requirement for cash collateral for letters of credit; therefore, the Company has no restricted cash at June 30, 2011.

2. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements at June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited condensed consolidated financial statements for the year ended December 31, 2010 as reported on Form 10-K filed on March 11, 2011.

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

Goodwill

The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other Intangible Assets (“Topic 350”). Topic 350 requires that goodwill and intangible assets that have indefinite lives not be amortized, but instead, must be tested at least annually for impairment or whenever events or business conditions warrant. During the six months ended June 30, 2011, the Company evaluated events and business conditions to determine if a test for an impairment of goodwill was warranted. No such events or business conditions took place during this period; therefore, no test was determined to be warranted at June 30, 2011.

Warranties

The Company offers warranties on certain products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The Company estimates the costs that may be incurred under its warranties and records a liability for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. Below represents the changes in the Company’s warranty liability for the six months ended June 30, 2011:

	Balance at December 31, 2010	Charged to Cost of Sales	Effect of Foreign Currency Translation	Settlements	Balance at June 30, 2011
For the six months ended June 30, 2011	$1,688	$1,422	$151	$(889)	$2,372

Net Income (loss) Per Common Share

Net income (loss) per common share has been computed and presented pursuant to the provisions of ASC Topic 260, Earnings per Share (“Topic 260”). Net income (loss) per share is based on the weighted-average number of shares outstanding during the period. As of June 30, 2011 and 2010, the Company had outstanding restricted stock units (“RSUs”), warrants and options. For the three and six months ended June 30, 2010 the Company excluded the dilutive impact of potential future issuances of common stock underlying the Company’s RSUs, stock options and warrants from the calculation of diluted average shares outstanding because their effect would have been anti-dilutive as the Company had net losses for those periods.

The following table sets forth the computation of basic and diluted weighted-average shares:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Weighted-average common shares outstanding—basic	15,051,860	7,442,836	15,020,696	4,986,071
Dilutive effect of stock-based compensation awards outstanding	237,547	—	237,547	—

Weighted-average common shares outstanding—diluted	15,289,407	7,442,836	15,258,243	4,986,071

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

New Accounting Standards

In December of 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU No. 2010-28”). The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. As both the Rolls and Clothing segments have positive carrying values, this statement has had no impact on the Company’s financial statements.

In April of 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU No. 2011-04”). This ASU represents the converged guidance of the FASB and the IASB (‘the Boards’) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments to the FASB Accounting Standards Codification in ASU No. 2011-04 are to be applied prospectively, and are effective during interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the effect that the provisions of ASU 2011-04 will have on the Company’s financial statements.

In May of 2011, The FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”). This ASU amends the FASB Accounting Standards Codification to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the effect that the provisions of ASU 2011-05 will have on the Company’s financial statements.

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

As previously discussed, the Company terminated its outstanding interest rate swaps at December 31, 2009 and has not entered into any new interest rate swap agreements since that time. Consequently, the Company’s financial statements are exposed to the effects of interest rate fluctuations which could have a material impact on its results of operations. However, under the New Credit Facility, the Alternate Base Rate, as defined in the New Credit Facility, the London Interbank Offer Rate (“LIBOR”) and the European Interbank Offer Rate (“EURIBOR”) are subject to certain minimum base rates per annum.

The Company’s interest rate swaps were considered designated hedging instruments through August 31, 2009. Effective September 1, 2009, the interest rate swaps were no longer designated hedging instruments. During 2010, the Company amortized the mark to market balances related to these interest rate swaps from accumulated other comprehensive income to interest expense. The Company recognized an expense of $2,147 and $5,358 related to its derivative financial instruments in the three months ended June 30, 2010 and the six months ended June 30, 2010, respectively, which was included in interest expense in its Condensed Consolidated Statements of Operations for those same periods. The six months ended June 30, 2010 included the amortization of an additional $735 from accumulated other comprehensive income to interest expense, as the Company determined it was probable that interest payments on certain debt would not occur.

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

Non-designated Hedges of Foreign Exchange Risk

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign exchange rates, but do not meet the strict hedge accounting requirements of Topic 815. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly to earnings.

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

As of June 30, 2011 and December 31, 2010, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships. The value of these contracts is recognized at fair value based on market exchange forward rates and is recorded in other assets (liabilities) on the Condensed Consolidated Balance Sheet. The fair value of these derivatives at June 30, 2011 and December 31, 2010 was $(798) and $(222), respectively. The change in fair value of these contracts is included in foreign exchange gain (loss) was $(887) and $(1) for the three months ended June 30, 2011 and 2010, respectively, and $(1,479) and $21for the six months ended June 30, 2011 and 2010, respectively, and is recorded in the Condensed Consolidated Statements of Operations.

Foreign Currency Derivative (as of June 30, 2011)	Notional Sold	Notional Purchased
Cash flow hedges	$(5,112)	$—
Fair value hedges	$(37,404)	$3,966

Foreign Currency Derivative (as of December 31, 2010)	Notional Sold	Notional Purchased
Cash flow hedges	$(1,683)	$—
Fair value hedges	$(23,964)	$5,623

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

5. Inventories, net

The components of inventories are as follows at:

	June 30, 2011	December 31, 2010
Raw materials	$24,416	$19,144
Work in process	33,922	27,065
Finished units (includes consigned inventory of $13,105 and $11,784, respectively)	40,495	35,718

	$98,833	$81,927

6. Long-term Debt

At June 30, 2011 and December 31, 2010, long-term debt consisted of the following:

	June 30, 2011	December 31, 2010
Senior Bank Debt (Secured):
First lien debt, payable quarterly, U.S. Dollar denominated—LIBOR, 6.5% as of December 31, 2010	$—	$59,701
Second lien Debt, payable quarterly, US Dollar denominated—LIBOR, 8.25% as of December 31, 2010	—	228,248
Second lien debt, payable quarterly Euro denominated —EURIBOR, 8.25% as of December 31, 2010	—	137,814
Second lien debt, payable quarterly, Canadian Dollar denominated—CDOR, 8.25% as of December 31, 2010	—	49,800
First lien debt, payable quarterly, U.S. Dollar denominated—LIBOR, 5.5% as of June 30, 2011, matures May of 2017	125,000	—
First lien debt, payable quarterly, Euro denominated—EURIBOR, 5.6% as of June 30, 2011, matures May of 2017	126,350	—

	251,350	475,563
Senior Notes (Unsecured), payable semi-annually—U.S. Dollar denominated , interest rate fixed at 8.875%, matures June of 2018	240,000	—

Other Long-Term Debt:
Unsecured, interest rate fixed at 2.00% to 2.50%, Euro denominated, primarily short-term	2,227	2,035
Unsecured, interest rate fixed at 1.31% to 3.90%, Yen denominated, primarily short-term	2,574	3,579

	496,151	481,177
Less current payments	6,315	12,794

Total	$489,836	$468,383

On May 26, 2011, the Company completed a refinancing transaction, which replaced certain of its then outstanding indebtedness with a private placement of $240 million aggregate principal amount of 8.875% senior unsecured notes (the “Notes”) and a new approximately $278 million multi-currency senior secured credit facility (the “New Credit Facility”), comprised of approximately $248 million of senior secured term loans and a $30 million senior secured revolving credit facility (the “Revolving Facility”). The interest rates under the U.S. Term Loan, the Euro Term Loan and the New Credit Facility are calculated, at our option, at the Alternate Base Rate as defined in the New Credit Facility, LIBOR or EUROBOR, plus, in each case, a margin, and are subject to a minimum.

The Company paid $16.8 million in deferred financing costs related to the Notes and New Credit Facility. This amount is classified as an intangible asset in the Condensed Consolidated Balance Sheet at June 30, 2011. In addition, in accordance with ASC 470-50, Modifications and Extinguishments of Debt, the Company wrote off $2.9 million of deferred financing costs related to its previous indebtedness as a result of this refinancing. This amount has been classified as a loss on extinguishment of debt in the June 30, 2011 Condensed Consolidated Statement of Operations.

As of June 30, 2011, an aggregate of $15.8 million is available for additional borrowings under the New Credit Facility. This is comprised of the $30.0 million Revolving Facility less $14.2 million committed for letters of credit.

Notes

Interest on the Notes is payable semiannually in cash in arrears on June 15 and December 15 of each year, commencing on December 15, 2011. The Notes are the Company’s senior unsecured obligations, and are guaranteed by each of the Company’s direct and indirect wholly-owned domestic subsidiaries (the “Notes Guarantors”). They rank equal in right of payment with the Company’s existing and future senior indebtedness and senior in right of payment to any of the Company’s existing and future subordinated indebtedness. The Notes are effectively subordinated to all of the Company’s secured debt, including the New Credit Facility and related guarantees, to the extent of the value of the assets securing such debt and structurally subordinated to all of the existing and future liabilities of its subsidiaries that do not guarantee the Notes. The Notes may be redeemed by the Company at specified redemption prices under certain circumstances.

The Notes contain covenants that restrict the Company’s ability and the ability of certain of its subsidiaries to, among other things:

•	incur or guarantee additional indebtedness or issue preferred stock;

•	pay dividends or make other distributions to stockholders;

•	purchase or redeem capital stock or subordinated indebtedness;

•	make certain investments;

•	create liens;

•	incur restrictions on the ability of our subsidiaries to make dividends or make other payments to us;

•	sell assets;

•	consolidate or merge with or into other companies or transfer all or substantially all of its assets; and

•	engage in certain transactions with affiliates.

As disclosed in previous SEC filings, in connection with the private placement of the Notes, the Notes Guarantors and the Company entered into a registration rights agreement, dated May 26, 2011 with the initial purchasers of the Notes.

New Credit Facility

The New Credit Facility provides for:

•	a six-year $125.0 million senior secured term loan facility, borrowed by the Company, the proceeds of which were used to refinance certain of its existing indebtedness (the “U.S. Term Loan”);

•

a six-year €87.0 million senior secured term loan facility, borrowed by Xerium Technologies Limited, a wholly-owned indirect subsidiary of the Company organized under the laws of England and Wales, the proceeds of which were used to refinance certain of the Company’s existing indebtedness (the “Euro Term Loan” and together with the U.S. Term Loan, the “Term Loans”);

•

a five-year $30.0 million senior secured revolving credit facility, available to the Company, and an uncommitted incremental amount of $10 million, the proceeds of which will be used for working capital and general corporate purposes and include sub-limits available for letters of credit (the “Revolving Facility”); and

•

an uncommitted incremental credit facility (the “Incremental Facility”) allowing for increases under the Revolving Facility and Term Loans with the same terms, and borrowing of new tranches of term loans, up to an aggregate principal amount not to exceed the greater of (i) $100.0 million and (ii) the Company’s Adjusted EBITDA over the prior 12-month period, provided that increases under the Revolving Facility shall not exceed $35.0 million.

The loans under the New Credit Facility are required to be permanently repaid with 100% of the net proceeds of assets sales, dispositions, issuances of certain debt obligations and insurance, in each case, subject to certain exceptions and 50% of annual excess cash flows subject to certain adjustments.

The obligations under the New Credit Facility are guaranteed by all of the Company’s existing and future direct and indirect subsidiaries that are organized in the United States (subject to certain exceptions in the case of immaterial subsidiaries and joint ventures) and certain of its direct and indirect foreign subsidiaries, provided that non-U.S. guarantors are only liable for obligations of Xerium Technologies Limited and certain other non-U.S. guarantors.

In addition, the obligations under the New Credit Facility are secured by a first-priority perfected security interest in substantially all of the assets of the Company, Xerium Technologies Limited and such subsidiary guarantors (collectively, the “Loan Parties”), in each case, now owned or later acquired, subject to certain exceptions and legal and tax considerations and requirements, including that only 66% of the voting capital stock of the domestic Loan Parties’ “first-tier” non-U.S. subsidiaries are pledged in respect of the obligations of the Company and the U.S. guarantors under the New Credit Facility.

The New Credit Facility contains certain customary covenants that, subject to exceptions, restrict the Company’s ability to, among other things:

•	pay dividends or redeem or repurchase equity interests;

•	prepay, redeem or purchase debt;

•	incur liens and engage in sale-leaseback transactions;

•	make loans and investments;

•	incur additional indebtedness;

•	amend or otherwise alter debt and other material agreements;

•	make capital expenditures;

•	engage in mergers, acquisitions and asset sales;

•	engage in certain transactions with affiliates; and

•	engage in businesses that are not related to our existing business.

The New Credit Facility includes specified financial covenants, requiring the Company to maintain certain consolidated leverage and interest coverage ratios and limiting its ability to make capital expenditures in excess of specified amounts.

In addition, the New Credit Facility contains, among other restrictions, certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults and cross-acceleration to certain indebtedness, and certain events of bankruptcy, and certain events under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), material judgments, actual or asserted failures of any guarantee or security document supporting the New Credit Facility to be in full force and effect and a change in control. If an event of default occurs, the lenders under the New Credit Facility would be entitled to take various enforcement actions, including acceleration of amounts due under the New Credit Facility and all actions permitted to be taken by a secured creditor.

The aggregate scheduled quarterly principal payments over the term of the New Credit Facility, the Notes and other existing debt are shown below:

	New Credit Facility (in USD)	Notes (in USD)	Other Debt (in USD)	Total Scheduled Principal Payments including balloon payments (in USD)
2011 (third and fourth quarters)	$1,257	$—	$3,801	$5,058
2012	2,514	—	1,000	3,514
2013	2,514	—	—	2,514
2014	2,514	—	—	2,514
2015	2,514	—	—	2,514
2016 and thereafter	240,037	240,000	—	477,523

	$251,350	$240,000	$4,801	$480,037

Additionally, the following table outlines the estimated interest payments, to be made on a quarterly basis, under the New Credit Facility and Notes over the term of the obligations:

Total Estimated Interest Payments Converted into U.S. Dollars at June 30, 2011 Exchange Rates (in USD millions)
2011 (third and fourth quarters)	$18,955
2012	35,588
2013	35,413
2014	35,323
2015	35,179
2016 and thereafter	72,238

$232,696

As of June 30, 2011 and December 31, 2010, the carrying value of the Company’s long-term debt is $496,151 and $481,177, respectively, and exceeds its fair value of approximately $488,948 and $470,177, respectively. The Company determined the fair value of its debt utilizing quoted prices in active markets for its own debt (Level 2 of the fair value hierarchy).

7. Income Taxes

The Company utilizes the asset and liability method for accounting for income taxes in accordance with ASC Topic 740, Income Taxes (“Topic 740”). Under Topic 740, deferred tax assets and liabilities are determined based on the difference between their financial reporting and tax basis. The assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company reduces its deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In making this determination, the Company evaluates all available information including the Company’s financial position and results of operations for the current and preceding years, as well as any available projected information for future years.

As of June 30, 2011, the Company had a valuation allowance in place for certain of its deferred tax assets due to the Company’s accumulated loss position and its uncertainty around the future profitability in certain of its tax jurisdictions. The valuation allowance primarily relates to available net operating loss carry forwards in the United States, the United Kingdom, Canada, Germany, Sweden, France and Australia. While the Company believes it has adequately provided for our income tax assets and liabilities in accordance with the FASB income tax guidance, it recognizes that adverse determinations by taxing authorities, or changes in tax laws and regulations could have a material adverse effect on its consolidated financial position, results of operations or cash flows.

For the three and six months ended June 30, 2011, the provision for income taxes was $3,030 and $6,447, respectively, as compared with $5,050 and $7,186 for the three and six months ended June 30, 2010. As of June 30, 2011, the Company had a gross unrecognized tax benefit of $9,806. The unrecognized tax benefit increased by approximately $519 during the six months ended June 30, 2011 as a result of foreign currency effects, statute expirations and ongoing changes in currently reserved positions.

The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense, which were immaterial for the six months ended June 30, 2011 and 2010. The tax years 2000 through 2010 remain open to examination in a number of the major taxing jurisdictions to which the Company and its subsidiaries are subject.

As discussed in Note 1, the Company emerged from Chapter 11 bankruptcy protection on May 25, 2010. The Company’s review of the potential impact of the overall plan of reorganization resulted in no material change in its tax position. In December 2010, as a result of the debt reorganization, the Company provided for the impairment of a portion of the deferred tax asset related to its German federal and trade loss carry forwards; however, the impaired amount was not deemed material to the overall financial statements.

8. Pensions, Other Post-retirement and Post-employment Benefits

The Company accounts for its pensions, other post-retirement and post-employment benefit plans in accordance with ASC Topic 715, Compensation—Retirement Benefits (“Topic 715”).

The Company has defined benefit pension plans covering substantially all of its U.S. and Canadian employees and employees of certain subsidiaries in other countries. Benefits are generally based on the employee’s years of service and compensation. These plans are funded in conformity with the funding requirements of applicable government regulations.

The Company has post-employment plans in various countries which consist primarily of payments to be made to employees upon termination of employment, as defined, and are accrued according to local statutory laws in the respective countries.

The Company also sponsors various unfunded defined contribution plans that provide for retirement benefits to employees, some in accordance with local government requirements.

The Company also maintains a funded retirement savings plan for U.S. employees which is qualified under Section 401(k) of the U.S. Internal Revenue Code. The plan allows eligible employees to contribute up to 15% of their compensation (plus catch-up contributions for participants over age 50), with the Company matching 200% of the first 1% of employee compensation and 100% of the next 4% of employee compensation. During the first quarter of 2009, the Company had suspended the plan, but reinstated it in 2010. The following represents the approximate matching contribution expense for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Matching contribution expense	$1,209	$385	$2,426	$806

As required by Topic 715, the following tables summarize the components of net periodic benefit cost:

Defined Benefit Plans

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Service cost	$719	$942	$1,411	$1,904
Interest cost	2,052	1,675	4,029	3,385
Expected return on plan assets	(1,496)	(1,003)	(2,937)	(2,008)
Amortization of prior service cost	4	4	7	7
Amortization of net loss	376	180	739	363

Net periodic benefit cost	$1,655	$1,798	$3,249	$3,651

9. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net income (loss)	$1,622	$(40,011)	$2,270	$(70,168)
Foreign currency translation adjustments	6,039	(3,116)	12,477	(7,188)
Pension liability changes under Topic 715	(132)	644	(825)	1,069
Change in value of derivative instruments	—	2,305	—	5,640

Comprehensive income (loss)	$7,529	$(40,178)	$13,922	$(70,647)

The components of accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Pension Liability Changes Under Topic 715	Accumulated Other Comprehensive Income Gain(Loss)
Balance at December 31, 2010	$25,007	$(27,384)	$(2,377)
Current period change, net of tax	12,477	(825)	11,652

Balance at June 30, 2011	$37,484	$(28,209)	$9,275

10. Restructuring and Impairments Expense

Restructuring and impairments expense included in the Company’s Condensed Consolidated Statements of Operations are the result of its long-term strategy to reduce production costs and improve long-term competitiveness. Restructuring and impairments expense consists principally of severance costs related to reductions in work force and of facility costs and impairments of assets principally related to closing facilities and/or shifting production from one facility to another. Facility costs are principally comprised of costs to relocate assets to the Company’s other facilities, operating lease termination costs and other associated costs.

During the three and six months ended June 30, 2011, the Company recorded restructuring expenses of $542 and $710, respectively. The Company expects to incur restructuring expenses of approximately $1.0 to $2.0 million in the aggregate during 2011, with 55% of the range of expected costs to be incurred in the Clothing segment, and 45% of the range of expected costs to be incurred in the Roll Covers segment. These costs are primarily related to the continuation of the streamlining of its operations. In addition, in the first quarter of 2011, the Company completed the sale of its Sherbrooke, Canada facility, with net proceeds of approximately $1.6 million and a gain of $278. This facility was held for sale at December 31, 2010.

The table below sets forth for the six months ended June 30, 2011 and 2010, the significant components and activity under restructuring programs and asset impairments:

	Balance at December 31, 2010	Charges	Write-offs	Currency Effects	Cash Payments	Balance at June 30, 2011
Severance	$2,255	$422	$—	$30	$(1,152)	$1,555
Facility costs and other	471	288	—	99	(293)	565
Asset impairments	—	—	—	—	—	—

Total	$2,726	$710	$—	$129	$(1,445)	$2,120

	Balance at December 31, 2009	Charges	Write-offs	Currency Effects	Cash Payments	Balance at June 30, 2010
Severance	$536	$2,925	$—	$—	$(1,084)	$2,377
Facility costs and other	1,478	438	—	(182)	(531)	1,203
Asset impairments	—	748	(748)	—	—	—

Total	$2,014	$4,111	$(748)	$(182)	$(1,615)	$3,580

Restructuring and impairments expense by segment, which is not included in Segment Earnings (Loss) in Note 11, is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Clothing	$148	$181	$313	$261
Roll Covers	394	2,263	397	3,160
Corporate	—	100	—	690

Total	$542	$2,544	$710	$4,111

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

Summarized financial information for the Company’s reportable segments is presented in the tables that follow for the three and six months ended June 30, 2011 and 2010, respectively.

	Clothing	Roll Covers	Corporate	Total
Three Months Ended June 30, 2011:
Net sales	$99,632	$50,746	$—	$150,378
Segment Earnings (Loss)	22,479	10,236	(2,520)

Three Months Ended June 30, 2010:
Net sales	$89,102	$43,725	$—	$132,827
Segment Earnings (Loss)	20,973	8,996	(4,739)

	Clothing	Roll Covers	Corporate	Total
Six Months Ended June 30, 2011:
Net sales	$193,571	$99,973	$—	$293,544
Segment Earnings (Loss)	42,269	20,820	(6,749)

Six Months Ended June 30, 2010:
Net sales	$177,699	$90,143	$—	$267,842
Segment Earnings (Loss)	40,382	19,838	(9,114)

Provided below is a reconciliation of Segment Earnings (Loss) to income before provision for income taxes for the three and six months ended June 30, 2011 and 2010, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Segment Earnings (Loss):
Clothing	$22,479	$20,973	$42,269	$40,382
Roll Covers	10,236	8,996	20,820	19,838
Corporate	(2,520)	(4,739)	(6,749)	(9,114)
Non-cash compensation and related expenses	(831)	(1,041)	(2,081)	(3,430)
Net interest expense	(9,982)	(16,865)	(19,836)	(32,509)
Depreciation and amortization	(11,262)	(10,090)	(22,070)	(20,541)
Restructuring and impairments expense	(542)	(2,544)	(710)	(4,111)
Loss on debt extinguishment	(2,926)	—	(2,926)	—
Financial restructuring expense	—	(459)	—	(9,922)

Income (loss) before reorganization expenses and provision for income taxes	$4,652	$(5,769)	$8,717	$(19,407)

12. Commitments and Contingencies

The Company is involved in various legal matters, which have arisen in the ordinary course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its financial position, results of operations or cash flow.

Environmental Matters

During the third quarter of 2008, the Company, while evaluating its facility in Australia, discovered the possibility of contamination at the facility. The Company has accrued $600 as its best estimate of the remediation costs it expected to incur. At the end of the second quarter of 2010, the Company entered into a contingent purchase and sale agreement with a third party whereby the third party could purchase the Australian facility after two years from the date of the purchase and sale agreement. Under the terms of the purchase and sale agreement, the environmental liability would transfer to the third party at the time of such purchase.

The Company believes that any additional liability in excess of amounts provided which may result from the resolution of environmental matters will not have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

13. Stock-Based Compensation and Stockholders’ Equity

The Company records stock-based compensation expense in accordance with ASC Topic 718, Accounting for Stock Compensation and has used the straight-line attribution method to recognize expense for time-based RSUs. The Company recorded stock-based compensation expense during the three and six months ended June 30, 2011 and 2010 as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
RSU Awards (1)	$594	$1,353	$1,308	$2,605
Management Incentive/Performance Award Programs (2)	237	(312)	773	—
Stock Awards (3)	—	—	—	825

Total	$831	$1,041	$2,081	$3,430

(1)	Related to restricted stock units awarded in and prior to 2011. In 2010, in connection with the reorganization, certain performance-based restricted stock unit plans were accelerated, and resulted in the recognition of approximately $1.7 million in additional stock compensation.
(2)	For 2011, amount represents the estimated value of RSU awards to be made under the 2011 Management Incentive Compensation Program (the “2011 MIC”), which was approved by the Company’s Board of Directors on March 15, 2011. For 2010, the Company accrued $312 in the first quarter of 2010 which was subsequently reversed in the second quarter of 2010 as any payments to be made under the 2010 Performance Award Program, which was approved by the Company’s Board of Directors on May 26, 2010, were payable in cash and therefore are not considered stock-based compensation.
(3)	For 2010, the amount represents a total of 39,764 shares of common stock that were sold to Mr. Stephen Light, the Company’s Chairman, President and Chief Executive Officer, on January 5, 2010.

Summary of Activity under the Long-Term Incentive Plans

On September 22, 2010, the Board approved the Company’s 2010-2012 Long-Term Incentive Plan (the “2010 LTIP”) under the 2010 Plan. Awards under the 2010 LTIP are both time-based and performance-based. Awards will be paid in the form of restricted stock units or shares of common stock of the Company, as described below. Time-based awards under the 2010 LTIP were approved in the form of 122,260 time-based restricted stock units granted on October 29, 2010 under the Company’s 2010 Plan. As of March 31, 2011, 43,651 time-based restricted stock units vested in accordance with the 2010 LTIP and were converted to common stock, with the remaining 78,609 time-based restricted stock units to vest in equal installments on March 31, 2012 and March 10, 2013. These will be converted into shares of common stock as they vest. Performance-based awards under the 2010 LTIP will vest (a) if the participant remains continuously employed with the Company through December 31, 2012 and (b) on a sliding scale ranging from 0% to 110% if the Company’s results fall between 80.1% and 110% of the specified three-year cumulative Adjusted EBITDA target as adjusted to reflect currency exchange rate fluctuations relative to the U.S. Dollar. Vested stock units will convert into shares of the Company’s common stock after the close of the three-year performance period ended December 31, 2012.

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

Summary of Activity under the MIC Plans

On September 22, 2010, the Board approved the 2010 MIC, which was an amendment and restatement of the Company’s Performance Award Program for 2010. Under the 2010 MIC, payouts were determined by the Company’s performance against a specified Adjusted EBITDA metric for the 2010 fiscal year. Fifty percent of the 2010 MIC award earned was paid in cash of $2.5 million in March 2011 and fifty percent was paid in the form of approximately 164,000 restricted stock units in June 2011, based on an average per-share price within a collar. The 2010 MIC awards were paid out based on a sliding scale ranging from 35% if the metric is achieved at 95% of target up to 200% if the metric is achieved at 125% of target. The Adjusted EBITDA metric was adjusted to reflect currency fluctuations relative to the U.S. Dollar.

On March 15, 2011, the Board approved the 2011 Management Incentive Plan (“2011 MIC”). Under the 2011 MIC, eighty percent of the payouts will be determined by the Company’s performance against a specified Adjusted EBITDA metric for the 2011 fiscal year. The Adjusted EBITDA metric will be adjusted to reflect currency fluctuations relative to the U.S. Dollar. The remaining twenty percent of the payouts will be based on specified net sales targets, and will be adjusted to reflect currency fluctuations relative to the U. S. Dollar. The 2011 MIC awards will be paid out based on a sliding scale ranging from 35% if the metric is achieved at 95% of target up to 200% if the metric is achieved at 120% of target. Fifty percent of any 2011 MIC award earned will be paid in cash and fifty percent is expected to be paid in the form of common stock based on an average per-share price within a collar.

Summary of Activity under the Directors’ Deferred Stock Unit Plan

On March 15, 2011, the Board approved a new compensation plan for non-management directors (the “2011 DSU Plan”). Under this plan, each director is to receive an annual retainer of $112, to be paid on a quarterly basis in arrears beginning with the quarter ended June 30, 2011. Half of the annual retainer is payable in deferred stock units (“DSUs”), with the remaining half payable in cash. The non-management directors were awarded an aggregate 4,530 DSUs under the 2011 DSU Plan for service during the quarter ended June 30, 2011. In addition, in accordance with the 2011 DSU Plan, 3,775 DSU’s were immediately settled in Common Stock on June 30, 2011.

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

Many of these risks are discussed elsewhere in this Form 10-Q, including in the sections below: “Company Overview,” “Industry Trends and Outlook,” “Liquidity and Capital Resources” and “Credit Facilities and Notes.” Other factors that could materially affect our actual results, levels of activity, performance, or achievements can be found in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 11, 2011. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise.

All references in this Quarterly Report to “Xerium,” “we,” “our,” and “us” mean Xerium Technologies, Inc.

Company Overview

We are a leading global manufacturer and supplier of two types of consumable products used primarily in the production of paper – clothing and roll covers. Our operations are strategically located in the major paper-making regions of the world, including North America, Europe, South America and Asia-Pacific.

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

We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed on a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is selected to fit each individual paper-making machine and process. For the six months ended June 30, 2011, our clothing segment represented approximately 66% of our net sales.

Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by the paper producer. Roll covers are tailored to each individual paper-making machine and process, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and manufacture spreader rolls. For the six months ended June 30, 2011, our roll covers segment represented approximately 34% of our net sales.

Industry Trends and Outlook

Historically, demand for our products has been driven primarily by the volume of paper produced on a worldwide basis. We expect the growth of global paper production from 2011 to 2014 to be between 3 and 4% per annum. Generally, and over time, we expect growth in paper production to be greater in Asia-Pacific, South America and Eastern Europe than in the more mature North American and Western European regions. Between 2008, especially the latter part of the year, and 2009, the global paper industry experienced a sharp reduction in production levels, caused by the general slowdown in economic activity and related paper consumption during the same period. In 2010, however, global paper and board production began to recover, with growth estimated to have rebounded 5.7% in 2010, following a general recovery in global economic conditions. This growth was most prevalent in developing countries. We believe that our increase in net sales volume in the first half of 2011 as compared with the first half of 2010 reflects this ongoing recovery, as well as the success of our new products.

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

Net sales and Expenses

Net sales in both our clothing and roll covers segments are primarily driven by the following factors:

•	The volume of worldwide paper production;

•	Our ability to introduce new products that our customers value;

•	Advances in the technology of our products, which can provide value to our customers by improving the efficiency of paper-making machines and reducing manufacturing costs;

•	Our ability to provide products and services which reduce paper-making machine downtime, while at the same time allowing the manufacture of high quality paper products; and

•	The impact of currency fluctuations.

Net sales in our roll covers segment include our mechanical services business. We have expanded this business in response to demand from paper producers that we perform work on the internal mechanisms of a roll while we refurbish or replace a roll cover. In our clothing segment, a small portion of our business has been conducted pursuant to consignment arrangements under which we do not recognize a sale of a product to a customer until the customer places the product into use, which typically occurs some period after the product is shipped to the customer or to a warehouse location near the customer’s facility. We are striving to reduce the number of consignment arrangements and increase the use of standard terms of sale under which we recognize a sale upon product delivery. We expect this effort to be successful over the next several years.

Our operating costs are primarily driven by total sales volume, the impact of inflation, foreign currency fluctuations and the level and impact of cost reduction programs.

The level of our cost of products sold is primarily attributable to labor costs, raw material costs, product shipping costs, plant utilization and depreciation, with labor costs constituting the largest component. We invest in facilities and equipment that enable innovative product development and improve production efficiency and costs. Recent examples of capital spending for such purposes include faster weaving looms, needling machines and seaming machines with accurate electronic controls, automated compound mixing equipment and computer-controlled lathes and mills.

The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $6.0 million and $5.8 million for the six months ended June 30, 2011 and 2010, respectively.

Foreign Exchange

We have a geographically diverse customer base. In the first half of 2011, approximately 36% of our net sales was in North America, 34% was in Europe, 10% was in South America, 18% was in Asia-Pacific and 2% was in the rest of the world.

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

Currency fluctuations have a greater effect on the level of our net sales than on the level of our income (loss) from operations. For example, in the first half of 2011 as compared to the first half of 2010, the change in the value of the U.S. Dollar against most of the currencies we conduct our business in resulted in net currency increases in net sales of $10.8 million and net currency decreases in income from operations of $0.8 million. Although the first half of 2011 results reflect a period in which the value of the U.S. Dollar decreased against the Euro as compared to the first half of 2010, we would expect an opposite effect in a period in which the value of the U.S. Dollar increases.

During the first half of 2011, we conducted business in 9 foreign currencies. The following table provides the average exchange rate in the first half of 2011 and the first half of 2010 of the U.S. Dollar against each of the four foreign currencies in which we conduct the largest portion of our operations.

Currency	Average exchange rate of the U.S. Dollar in the six months ended June 30, 2011	Average exchange rate of the U.S. Dollar in the six months ended June 30, 2010
Euro	$1.40 = 1 Euro	$1.33 = 1 Euro
Brazilian Real	$0.61 = 1 Brazilian Real	$0.56 = 1 Brazilian Real
Canadian Dollar	$1.02 = 1 Canadian Dollar	$0.97 = 1 Canadian Dollar
Australian Dollar	$1.03 = 1 Australian Dollar	$0.89 = 1 Australian Dollar

In the first half of 2011, approximately 41% of our operations were conducted in Euros, approximately 8% in the Brazilian Real (although a significant portion of Brazil net sales are in US Dollars) and approximately 6% in the Canadian Dollar.

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

At the present time, we have been entering into fewer foreign currency hedging arrangements than we had historically. As a result, our financial statements are more exposed to the effects of currency fluctuations, both favorable and unfavorable, which could have a material impact on our results of operations.

Debt Refinancing

On May 26, 2011, we completed a refinancing transaction, which replaced certain of our then outstanding indebtedness with a private placement of $240 million of our 8.875% senior unsecured notes due 2018 (the “Notes”) and a new approximately $278 million multi-currency senior secured credit facility (the “New Credit Facility”), comprised of approximately $248 million of senior secured term loans and a $30 million senior secured revolving credit facility. The goal of the refinancing was to extend the maturity of, and fix the interest rate on, a portion of our debt, while providing increased flexibility. See “Credit Facilities and Notes” for a discussion of the Notes and New Credit Facility.

Chapter 11 Filing, Emergence and Plan of Reorganization

On March 30, 2010, we and certain of our subsidiaries filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101-1532, and on April 1, 2010, following approval by the Bankruptcy Court, we entered into a debtor-in-possession financing facility consisting of a $20 million revolving credit facility and $60 million term loan. On May 25, 2010 (the “Effective Date”), our amended joint prepackaged plan of reorganization (the “Plan”) became effective, at which time we emerged from chapter 11. Pursuant to the Plan, on the Effective Date:

•

20 million shares of our new common stock, par value $0.001 (the “New Common Stock”), were authorized, of which an aggregate of 14,970,050 shares were issued and outstanding, as described below. In addition, 1,000,000 shares of preferred stock, par value $0.001, were authorized, of which 20,000 shares were designated as Series A Junior Participating Preferred Stock;

•

All of the shares of our common stock then outstanding, par value $0.01 (the “Old Common Stock”), were canceled and replaced with 2,566,150 shares of New Common Stock, which was equivalent to a 20 to 1 reverse split of our Old Common Stock;

•

The lenders under our pre-petition credit facility and the interest rate swap termination counterparties received, among other things, their ratable shares of (a) $10 million in cash, (b) $410 million in principal amount of term notes, issued pursuant to the Amended and Restated Credit Facility, and (c) 12,403,900 shares of New Common Stock;

•

Holders of our Old Common Stock also received four-year warrants to purchase an aggregate of 1,663,760 shares of New Common Stock (the “Warrants”) at an exercise price of $19.55 per share, representing approximately 0.0324108 Warrants for each share of Old Common Stock.

As previously disclosed in our filings with the SEC, we entered into a number of material agreements and engaged in a series of transactions on the Effective Date, including (i) the Second Amended and Restated Credit and Guaranty Agreement (the “Amended and Restated Credit Facility”) (ii) the exit facility, (iii) a Rights Agreement, (iv) a Registration Rights Agreement with certain of our stockholders, and (v) Director Nomination Agreements with certain of our stockholders.

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

During the first half of 2011, we recorded restructuring and impairment expenses of approximately $710. We expect to incur restructuring expenses of approximately $1.0 to $2.0 million in the aggregate during 2011, primarily related to the continuation of streamlining our operations.

Results of Operations

The tables that follow set forth for the periods presented certain consolidated operating results and the percentage of net sales they represent.

Consolidated Operating Results

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$150.4	$132.8	$293.5	$267.8
Cost of products sold	92.5	81.1	181.8	164.4
Selling expenses	20.5	17.9	40.0	35.9
General and administrative expenses	16.2	17.6	33.6	44.5
Restructuring and impairments expenses	0.5	2.5	0.7	4.1
Research and development expenses	2.9	3.0	6.0	5.8

Income from operations	17.8	10.7	31.4	13.1
Interest expense, net	(10.0)	(16.9)	(19.8)	(32.5)
Loss on debt extinguishment	(2.9)	—	(2.9)	—
Foreign exchange (loss) gain	(0.2)	0.4	—	—

Income (loss) before reorganization expenses and provision for income taxes	4.7	(5.8)	8.7	(19.4)
Reorganization expenses	—	(29.2)	—	(43.6)

Income (loss) before provision for income taxes	4.7	(35.0)	8.7	(63.0)
Provision for income taxes	3.1	5.0	6.4	7.2

Net income (loss)	$1.6	$(40.0)	$2.3	$(70.2)

Percentage of Sales

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	61.5	61.1	61.9	61.4
Selling expenses	13.6	13.5	13.6	13.4
General and administrative expenses	10.8	13.2	11.4	16.6
Restructuring and impairments expenses	0.3	1.9	0.3	1.5
Research and development expenses	1.9	2.2	2.0	2.2

Income from operations	11.9	8.1	10.8	4.9
Interest expense, net	(6.7)	(12.7)	(6.8)	(12.1)
Loss on debt extinguishment	(1.9)	—	(1.0)	—
Foreign exchange (loss) gain	(0.1)	0.3	—	—

Income (loss) before reorganization expenses and provision for income taxes	3.2	(4.3)	3.0	(7.2)
Reorganization expenses	—	(22.0)	—	(16.3)

Income (loss) before provision for income taxes	3.2	(26.3)	3.0	(23.5)
Provision for income taxes	2.1	3.8	2.2	2.7

Net income (loss)	1.1%	(30.1)%	0.8%	(26.2)%

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Net Sales. Net sales for the three months ended June 30, 2011 increased by $17.6 million, or 13.3%, to $150.4 million from $132.8 million for the three months ended June 30, 2010. For the three months ended June 30, 2011, approximately 66% of our net sales were in our clothing segment and approximately 34% were in our roll covers segment.

In our clothing segment, net sales for the three months ended June 30, 2011 increased by $10.5 million, or 11.8%, to $99.6 million from $89.1 million for the three months ended June 30, 2010 primarily due to favorable currency effects of $6.4 million and increased sales volume of $2.2 million in North America, $1.5 million in Asia Pacific and $0.7 million in South America.

In our roll covers segment, net sales for the three months ended June 30, 2011 increased by $7.0 million or 16.0%, to $50.7 million from $43.7 million for the three months ended June 30, 2010. The increase is primarily due to increased sales volume of $2.4 million in North America and $2.0 in Asia Pacific and favorable currency effects of $2.9 million. These increases were partially offset by a lower sales volume of $0.3 million in South America.

Cost of Products Sold. Cost of products sold for the three months ended June 30, 2011 increased by $11.4 million, or 14.0%, to $92.5 million from $81.1 million for the three months ended June 30, 2010.

In our clothing segment, cost of products sold, as a percentage of revenue, increased by $0.6 million or 0.6% to 60.4% in the three months ended June 30, 2011 from 59.8% in the three months ended June 30, 2010. This increase is primarily driven by unfavorable currency effects of $4.6 million, increased sales volume of $1.6 million, increased costs associated with sales growth in lower margin product lines and higher freight costs. Partially offsetting these increases in cost of products sold as a percentage of net sales was a reduction of $1.5 million in our inventory reserves as a result of improved recovery on aged inventories.

In our roll covers segment, cost of products sold, as a percentage of revenue, increased by 0.1% to 65.1% in the three months ended June 30, 2011 from 65.2% in the three months ended June 30, 2010. Cost of products sold increased $4.5 million, or 9.7%. This increase is driven unfavorable currency effects of $1.8 million; increased sales volume resulting in increased cost of $1.8 million and unfavorable product mix related to lower margin mechanical services and higher material costs, primarily related to rubber and petroleum-based materials.

Selling Expenses. For the three months ended June 30, 2011, selling expenses increased by $2.6 million, or 14.5%, to $20.5 million from $17.9 million for the three months ended June 30, 2010 primarily due to $0.7 million increase in commissions as a result of increased sales volume in 2011 and unfavorable currency effects of $1.6 million.

General and Administrative Expenses. For the three months ended June 30, 2011, general and administrative expenses decreased by $1.4 million, or 8.0%, to $16.2 million from $17.6 million for the three months ended June 30, 2010. The decrease is primarily due the reversal of $1.1 million in 2011 related to a previously accrued value added tax amount in South America as a result of a favorable ruling by the taxing authorities, a decrease in insurance costs of $0.5 million from 2010 to 2011, mostly due to insurance premium reductions in 2011, lower bank and legal fees of $0.6 million and a decrease of $0.9 million in stock compensation as a result of additional stock compensation expense recorded in 2010 as a result of the acceleration of certain performance restricted stock plans in connection with the reorganization in 2010 . These decreases were partially offset by unfavorable currency effects of $1.4 million and an increase in bad debt expense of $0.5 million.

Restructuring and Impairments Expenses. For the three months ended June 30, 2011, restructuring and impairments expenses decreased by $2.0 million, or 80.0%, to $0.5 million from $2.5 million for the three months ended June 30, 2010. For the most part, restructuring expenses 2011 and 2010 resulted from our long-term strategy to reduce production costs and improve long-term competitiveness as described above under “Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities and through headcount reductions.

Interest Expense, Net. Net interest expense for the three months ended June 30, 2011 decreased by $6.9 million or 40.8%, to $10.0 million from $16.9 million for the three months ended June 30, 2010. The decrease was primarily attributable to $1.9 million lower net interest expense due to lower debt balances and interest rates from 2010 to 2011, $3.5 million lower amortization of deferred financing costs in 2011, and $2.2 million due to the interest rate swaps being fully amortized at December 31, 2010. These decreases were partially offset by unfavorable currency effects of $0.6 million.

Loss on Debt Extinguishment. The loss on debt extinguishment of $2.9 million in the three months ended June 30, 2011 represents the write-off of deferred financing costs resulting from the refinancing of debt that closed on May 26, 2011. (See Note 6 of the Condensed Consolidated Financial Statements and Credit Facilities and Notes for further discussion on the refinancing). In 2010, as part of the reorganization, $14.3 million represented loss on debt extinguishment, and is included in reorganization expenses on the Condensed Consolidated Statements of Operations. See below for further discussion.

Foreign Exchange Gain (Loss). For the three months ended June 30, 2011 we had a foreign exchange loss of $(0.2) million. For the three months ended June 30, 2010 we had a foreign exchange gain of $0.4 million. Foreign exchange gains and losses are primarily the result of hedging activities, intercompany activities and USD denominated debt held by foreign entities.

Reorganization Expenses. Reorganization expenses amounting to $29.2 million are presented separately in our condensed consolidated statements of operations for the three months ended June 30, 2010 and represent expenses that we had identified as directly relating to legal and professional fees of $14.8 million and $14.4 million related to the write-off of certain deferred financing costs in connection with the chapter 11 proceedings in 2010. For the three months ended June 30, 2011, we had no reorganization expenses.

Provision for Income Taxes. For the three months ended June 30, 2011 and 2010, the provision for income taxes was $3.1 million and $5.0 million, respectively. We recorded higher tax expense in 2010 as compared with 2011 principally due to (i) changes in the amount of income we earned in tax paying jurisdictions relative to the amount of income we earned in non-tax paying jurisdictions, and (ii) non-recurring tax expense we recorded in the quarter ended June 30, 2010 to increase our gross uncertain tax position which did not affect 2011.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Net Sales. Net sales for the six months ended June 30, 2011 increased by $25.7 million, or 9.6%, to $293.5 million from $267.8 million for the six months ended June 30, 2010. For the six months ended June 30, 2011, approximately 66% of our net sales were in our clothing segment and approximately 34% were in our roll covers segment.

In our clothing segment, net sales for the six months ended June 30, 2011 increased by $15.9 million, or 8.9%, to $193.6 million from $177.7 million for the six months ended June 30, 2010 primarily due to increased sales volume across all regions and favorable currency effects of $7.7 million.

In our roll covers segment, net sales for the six months ended June 30, 2011 increased by $9.9 million or 11.0%, to $100.0 million from $90.1 million for the six months ended June 30, 2010. The increase is primarily due to higher sales volume of $6.7 million in North America, Asia Pacific and Europe and favorable currency effects of $3.1 million.

Cost of Products Sold. Cost of products sold for the six months ended June 30, 2011 increased by $17.4 million, or 10.6%, to $181.8 million from $164.4 million for the six months ended June 30, 2010.

In our clothing segment, cost of products sold, as a percentage of revenue, increased by 0.4% to 61.1% in the six months ended June 30, 2011 from 60.7% in the six months ended June 30, 2010. Cost of products sold increased $10.4 million or 9.7%. This increase is primarily driven unfavorable currency effects of $5.8 million, higher sales volume resulting in increased cost of products sold of $3.3 million and unfavorable regional sales mix and higher sales growth in regions and product lines with lower margins. In addition, fixed production costs increased primarily due to an increase in repair & maintenance expense and depreciation and cost of products sold increased as the sales growth related primarily to lower margin product lines. Partially offsetting these increases in cost of products sold as a percentage of net sales was a reduction of $1.5 million in our inventory reserves as a result of improved recovery on aged inventories.

In our roll covers segment, cost of products sold, as a percentage of revenue, increased by 0.5% to 64.7% in the six months ended June 30, 2011 from 64.2% in the six months ended June 30, 2010. Cost of products sold increased $6.9 million or 12.0%. This increase is driven by unfavorable currency effects of $1.9 million, increased sales volume resulting in increased cost of $2.9 million as well as increased material cost due to higher purchase prices and mix.

Selling Expenses. For the six months ended June 30, 2011, selling expenses increased by $4.1 million, or 11.4%, to $40.0 million from $35.9 million for the six months ended June 30, 2010 primarily due to $0.8 million increase in compensation, $0.9 million higher sales commissions due to higher sales volume and unfavorable currency effects of $2.0 million.

General and Administrative Expenses. For the six months ended June 30, 2011, general and administrative expenses decreased by $10.9 million, or 24.5%, to $33.6 million from $44.5 million for the six months ended June 30, 2010. The decrease is primarily due to the reversal of $1.1 million in 2011 related to a previously accrued value added tax (“VAT”) amount in South America as a result of a favorable ruling by the taxing authorities in 2011, a decrease in insurance costs of $0.7 million from 2010 to 2011, lower bank, consulting and legal fees of $9.9 million as a result of the reorganization in 2010, a decrease of $1.5 million in stock compensation due to additional stock compensation expense recorded in 2010 as a result of the acceleration of certain performance restricted stock plans in connection with the reorganization in 2010 and a decrease in salaries of $0.8 million related to compensation paid to Mr. Light in 2010 with which he was obligated to purchase shares of common stock from the Company . These decreases were partially offset by unfavorable currency effects of $1.7 million and an increase in bad debt expense of $1.4 million.

Restructuring and Impairments Expenses. For the six months ended June 30, 2011, restructuring and impairments expenses decreased by $3.4 million, or 82.9%, to $0.7 million from $4.1 million for the six months ended June 30, 2010. For the most part, restructuring expenses in 2011 and 2010 resulted from our long-term strategy to reduce production costs and improve long-term competitiveness as described above under “Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities and through headcount reductions. For the six months ended June 30, 2011, restructuring expenses included $1.0 million for cost reduction programs offset by a $0.3 million gain due to the sale of the Sherbrooke, Canada facility.

Interest Expense, Net. Net interest expense for the six months ended June 30, 2011 decreased by $12.7 million or 39.0%, to $19.8 million from $32.5 million for the six months ended June 30, 2010. The decrease was primarily attributable to $3.4 million lower interest expense due to lower debt balances and interest rates from 2010 to 2011, $4.8 million lower amortization of deferred financing costs in 2011, and $5.4 million due to the interest rate swaps being fully amortized at December 31, 2010. These decreases were partially offset by unfavorable currency effects of $0.7 million.

Loss on Debt Extinguishment. The loss on debt extinguishment of $2.9 million in the six months ended June 30, 2011 resulted from the refinancing of debt that closed on May 26, 2011. (See Note 6 of the Condensed Consolidated Financial Statements and Credit Facilities and Notes for further discussion on the refinancing). In 2010, as part of the reorganization, $14.3 million represented loss on debt extinguishment, and is included in reorganization expenses on the Unaudited Condensed Consolidated Statements of Operations. See below for further discussion.

Reorganization Expenses. Reorganization expenses amounting to $43.6 are presented separately in our condensed consolidated statements of operations for the six months ended June 30, 2010 and represent expenses that we have identified as directly relating to legal and professional fees of $14.9 million, a loss on extinguishment of debt of $14.3 million and $14.4 million related to the expenses incurred in connection with the chapter 11 proceedings in 2010. As the proceedings were completed in May of 2010, for the six months ended June 30, 2011, we had no reorganization expenses.

Provision for Income Taxes. For the six months ended June 30, 2011 and 2010, the provision for income taxes was $6.4 million and $7.2 million, respectively. We recorded higher tax expense in 2010 as compared with 2011 principally due to non-recurring tax expense we recorded in the quarter ended June 30, 2010 to increase our gross uncertain tax position which did not affect 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are for debt service, working capital and capital expenditures. We plan to use cash on hand, cash generated by operations and, should it become necessary, access to our revolving credit facility, as our primary sources of liquidity. Our operations are highly dependent upon the paper production industry and the degree to which the paper industry is affected by global economic conditions and the availability of credit. Demand for our products could decline if paper manufacturers are unable to obtain required financing or if economic conditions cause additional mill closures. In addition, the impact of the most recent global economic recession and the ensuing lack of availability of credit may affect our customers’ ability to pay their debts.

Net cash provided by operating activities was $6.8 million for the six months ended June 30, 2011 and net cash used in operations was $2.2 million for the six months ended June 30, 2010. The $9.0 million increase is due to improved cash earnings from the six months ended June 30, 2010 to the six months ended June 30, 2011, partially offset by an increase in working capital for that same period.

Net cash provided by investing activities was $3.6 million for the six months ended June 30, 2011. Net cash used in investing activities was $24.9 million for the six months ended June 30, 2010. The change of $28.5 million was significantly due to the increase of $15.9 million of restricted cash balances in 2010 as a result of the Amended and Restated Credit facility in place at June 30, 2010 and the release of $13.7 million in 2011 to unrestricted cash balances in accordance with New Credit Facility. In addition, proceeds from the sale of fixed assets increased by $1.8 million from 2010 to 2011. These increases were partially offset by a $2.9 million increase in capital equipment expenditures during the six months ended June 30, 2011 as compared with the same period in 2010.

Net cash used in financing activities was $16.9 million for the six months ended June 30, 2011. Net cash provided by financing activities was $38.8 million for the six months ended June 30, 2010. The decrease of $55.7 million was primarily the result of a decrease in net proceeds from borrowings of debt of $47.3 million in the six months ended June 30, 2011 from the six months ended June 30, 2010 primarily as a result of the issuance of $60.0 million under the Exit Facility in 2010. This decrease was partially offset by the payment of higher deferred financing costs of $8.7 million in the six months ended June 30, 2011.

As of June 30, 2011, there was a $491.4 million balance of term loans outstanding under our New Credit Facility and Notes. In addition, as of June 30, 2011, we had no outstanding borrowings under our current revolving lines of credit, including the revolving credit facility under our senior credit facility and lines of credit in various foreign countries that are used to facilitate local short-term operating needs. An aggregate of $15.8 million is available for additional borrowings under these revolving lines of credit. We had cash and cash equivalents of $34.5 million at June 30, 2011 compared to $38.7 million at December 31, 2010. At June 30, 2010 we also had $13.7 million of restricted cash which was classified as a current asset. The restricted cash served as collateral for letters of credit and was held in custody by the issuing bank.

CAPITAL EXPENDITURES

For the six months ended June 30, 2011, we had capital expenditures of $12.0 million consisting of growth capital expenditures of $4.6 million and maintenance capital expenditures of $7.4 million. For the six months ended June 30, 2010, we had capital expenditures of $9.2 million consisting of growth capital expenditures of $3.9 million and maintenance capital expenditures of $5.3 million.

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

We target capital expenditures for 2011 to be approximately $32.4 million. We analyze our planned capital expenditures based on investment opportunities available to us and our financial and operating performance, and accordingly, actual capital expenditures may be more or less than this amount.

See “Credit Facilities and Notes” below for a description on limitations on capital expenditures imposed by our New Credit Facility.

CREDIT FACILITY AND NOTES

On May 26, 2011, we completed a refinancing transaction, which replaced certain of our then outstanding indebtedness with a private placement of $240 million aggregate principal amount of 8.875% senior unsecured notes (the “Notes”) and a new approximately $278 million multi-currency senior secured credit facility (the “New Credit Facility”), comprised of approximately $248 million of senior secured term loans and a $30 million senior secured revolving credit facility (the “Revolving Facility”). The interest rates under the U.S. Term Loan, the Euro Term Loan and the New Credit Facility are calculated, at our option, at the Alternate Base Rate as defined in the New Credit Facility, LIBOR or EUROBOR, plus, in each case, a margin, and each are subject to a minimum.

Notes

Interest on the Notes is payable semiannually in cash in arrears on June 15 and December 15 of each year, commencing on December 15, 2011. The Notes are our senior unsecured obligations and are guaranteed by each of our direct and indirect wholly-owned domestic subsidiaries (the “Notes Guarantors”). They rank equal in right of payment with our existing and future senior indebtedness and senior in right of payment to any of our existing and future subordinated indebtedness. The Notes are effectively subordinated to all of our secured debt, including the New Credit Facility and related guarantees, to the extent of the value of the assets securing such debt and structurally subordinated to all of the existing and future liabilities of our subsidiaries that do not guarantee the Notes. The Notes may be redeemed by the Company at specified redemption prices under certain circumstances.

The Notes contain covenants that restrict our ability and the ability of certain of its subsidiaries to, among other things:

•	incur or guarantee additional indebtedness or issue preferred stock;

•	pay dividends or make other distributions to stockholders;

•	purchase or redeem capital stock or subordinated indebtedness;

•	make certain investments;

•	create liens;

•	incur restrictions on the ability of our subsidiaries to make dividends or make other payments to us;

•	sell assets;

•	consolidate or merge with or into other companies or transfer all or substantially all of our assets; and

•	engage in certain transactions with affiliates.

As disclosed in previous SEC filings, in connection with the sale of the Notes, we and the Notes Guarantors and we entered into a registration rights agreement, dated May 26, 2011 with the initial purchasers of the Notes.

New Credit Facility

The New Credit Facility provides for:

•	a six-year $125.0 million senior secured term loan facility, borrowed by us, the proceeds of which were used to refinance certain of our existing indebtedness.

•

a six-year €87.0 million senior secured term loan facility, borrowed by Xerium Technologies Limited, a wholly-owned indirect subsidiary of ours organized under the laws of England and Wales, the proceeds of which were used to refinance certain of our existing indebtedness.

•

a five-year $30.0 million senior secured revolving credit facility, available to us, and an uncommitted incremental amount of $10 million, the proceeds of which will be used for working capital and general corporate purposes and include sub-limits available for letters of credit (the “Revolving Facility”); and

•

an uncommitted incremental credit facility (the “Incremental Facility”) allowing for increases under the Revolving Facility and Term Loans with the same terms, and borrowing of new tranches of term loans, up to an aggregate principal amount not to exceed the greater of (i) $100.0 million and (ii) our Adjusted EBITDA over the prior 12-month period, provided that increases under the Revolving Facility shall not exceed $35.0 million.

The loans under the New Credit Facility are required to be permanently repaid with 100% of the net proceeds of assets sales, dispositions, issuances of certain debt obligations and insurance, in each case, subject to certain exceptions and 50% of annual excess cash flow.

The New Credit Facility requires us to make annual payments (payable in quarterly installments) equal to 1% per annum with respect to the Term Loans with the remaining amount due at final maturity.

The obligations under the New Credit Facility are guaranteed by all of our existing and future direct and indirect subsidiaries that are organized in the United States (subject to certain exceptions in the case of immaterial subsidiaries and joint ventures) and certain of our direct and indirect foreign subsidiaries, provided that non-U.S. guarantors are only liable for obligations of Xerium Technologies Limited and certain other non-U.S. guarantors. The loans are secured by a first-priority perfected security interest in substantially all of the assets.

The New Credit Facility contains certain customary covenants that, subject to exceptions, restrict our ability to, among other things:

•	pay dividends or redeem or repurchase equity interests;

•	prepay, redeem or purchase debt;

•	incur liens and engage in sale-leaseback transactions;

•	make loans and investments;

•	incur additional indebtedness;

•	amend or otherwise alter debt and other material agreements;

•	make capital expenditures;

•	engage in mergers, acquisitions and asset sales;

•	engage in certain transactions with affiliates; and

•	engage in businesses that are not related to our existing business.

The New Credit Facility includes specified financial covenants, requiring us to maintain certain consolidated leverage and interest coverage ratios. In addition, the terms of the New Credit Facility limit our ability to make capital expenditures in excess of specified amounts.

The consolidated leverage ratio is calculated by dividing our total gross debt, at average currency exchange rates for the last twelve months, by Adjusted EBITDA and is 5.50 to 1.00 from September 31, 2011 to March 31, 2012. In various periods subsequent to March 31, 2012, this ratio decreases by increments of 25 basis points to 3.25 to 1.00 for the quarter ended March 31, 2017. For purposes of calculating a twelve-month Adjusted EBITDA amount beginning September 30, 2011, the New Credit Facility has fixed Adjusted EBITDA for the quarter ended December 31, 2012 at $35.25 million. (See “Non-GAAP Liquidity Measures” below for a further description of Adjusted EBITDA.)

The interest coverage ratio is calculated by dividing Adjusted EBITDA by interest expense, net of mark to market movements on hedging instruments and amortization of deferred financing costs, and is 2.25 to 1.00 from September 30, 2011 to December 31, 2012. In various periods subsequent to December 31, 2012, this ratio increases by increments of 25 basis points to 3.25 to 1.00 for the quarter ended March 31, 2017.

Each of these covenants is calculated at the end of each quarter commencing with the quarter ended September 30, 2011, and is based on a rolling twelve month period. If we were subject to these covenants at June 30, 2011, we would have been in compliance with these covenants. In addition, we expect to remain in compliance with these covenants in the near future.

Prior Credit Facilities

In connection with our emergence from chapter 11 on the Effective Date, we entered into (i) the Amended and Restated Credit Facility, which provided for a term loan with a principal amount of $410 million, and (ii) an exit facility consisting of a $20 million revolving credit facility and a $60 million term loan (collectively, the “Exit Facility”) that was used to satisfy our obligations under the Plan and for ongoing working capital (including letters of credit) requirements. The terms of the Amended and Restated Credit Facility and Exit Facility have been previously disclosed in our filings with the SEC. On May 26, 2011, we used the net proceeds of the offering of the Notes, together with borrowings under the New Credit Facility and cash on hand, to refinance all of our outstanding indebtedness under the Amended and Restated Credit Facility and Exit Facility.

Contractual Obligations and Commercial Commitments

The following tables provide aggregated information about our long-term debt contractual obligations as of June 30, 2011. All other contractual obligations as included in our Annual Report on Form 10K for the year ended December 31, 2010 have not materially changed.

	New Credit Facility (in USD	Notes (in USD)	Other Debt (in USD)	Total Scheduled Principal Payments including balloon payments (in USD)
2011 (third and fourth quarters)	$1,257	$—	$3,801	$5,058
2012	2,514	—	1,000	3,514
2013	2,514	—	—	2,514
2014	2,514	—	—	2,514
2015	2,514	—	—	2,514
2016 and thereafter	240,037	240,000	—	480,037

	$251,350	$240,000	$4,801	$496,151

Additionally, the following table outlines the estimated interest payments, based on the effective interest rates at June 30, 2011, to be made on a quarterly basis, under the New Credit Facility and Notes over the term of the facilities:

Total Estimated Interest Payments Converted into U.S. Dollars at June 30, 2011 Exchange Rates (in USD thousands)
2011 (third and fourth quarters)	$18,955
2012	35,588
2013	35,413
2014	35,323
2015	35,179
2016 and thereafter	72,238

$232,696

CRITICAL ACCOUNTING POLICIES

The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

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

Non-GAAP Liquidity Measures

We use EBITDA and Adjusted EBITDA (as defined in the New Credit Facility) as supplementary non-GAAP liquidity measures to assist us in evaluating our liquidity and financial performance, specifically our ability to service indebtedness and to fund ongoing capital expenditures. The New Credit Facility includes covenants based on Adjusted EBITDA. If our Adjusted EBITDA declines below certain levels, we may violate the covenants resulting in a default condition under the credit facility or be required to prepay the credit facility. Neither EBITDA nor Adjusted EBITDA should be considered in isolation or as a substitute for income (loss) from operations (as determined in accordance with GAAP). The definitions of EBITDA and Adjusted EBITDA in the New Credit Facility are substantially unchanged from the definitions of those terms in the Amended and Restated Credit Facility, except that financial restructuring costs are not added back under the New Credit Facility.

Adjusted EBITDA for the three and six months ended June 30, 2011 are presented based on the New Credit Facility. However, Adjusted EBITDA for the three and six months ended June 30, 2010 are presented based on the Amended and Restated Credit facility in place for those periods. Specifically, financial restructuring costs are not adjustments under the definition of Adjusted EBITDA in the New Credit Facility to arrive at Adjusted EBITDA for periods beginning after the quarter ended June 30, 2011. For the three months and six months ended June 30, 2010, as applicable, such items were added back to Adjusted EBITDA based upon the terms of the Amended and Restated Credit Facility. Had these adjustments not been in place in 2010, Adjusted EBITDA would have decreased by $15.3 million and $24.8 million for the three and six months ended June 30, 2010, respectively.

EBITDA is defined as net income (loss) before interest expense, income tax provision (benefit) and depreciation (including non-cash impairment charges) and amortization.

“Adjusted EBITDA” means, with respect to any period, the total of (A) the consolidated net income for such period, plus (B) without duplication, to the extent that any of the following were deducted in computing such consolidated net income for such period: (i) provision for taxes based on income or profits, including, without limitation, federal, state, provincial, franchise and similar taxes, including any penalties and interest relating to any tax examinations, (ii) consolidated interest expense, (iii) consolidated depreciation and amortization expense, (iv) reserves for inventory in connection with plant closures, (v) consolidated operational restructuring costs, (vi) noncash charges or gains resulting from the application of purchase accounting, including push-down accounting, (vii) non-cash expenses resulting from the granting of Common Stock, stock options, restricted stock or restricted stock unit awards under equity compensation programs solely with respect to Common Stock, and cash expenses for compensation mandatorily applied to purchase Common Stock, (viii) non-cash items relating to a change in or adoption of accounting policies, (ix) non-cash expenses relating to pension or benefit arrangements, (x) expenses incurred as a result of the repurchase, redemption or retention of Common Stock earned under equity compensation programs solely in order to make withholding tax payments, (xi) amortization or write-offs of deferred financing costs, (xii) any non-cash losses resulting from mark to market hedging obligations (to the extent the cash impact resulting from such loss has not been realized in such period) and (xiii) other non-cash losses or charges (excluding, however, any non-cash loss or charge which represents an accrual of, or a reserve for, a cash disbursement in a future period), minus (C) without duplication, to the extent any of the following were included in computing consolidated net income for such period, (i) non-cash gains with respect to the items described in clauses (vi), (vii),

(ix), (xi), (xii) and (xiii) (other than, in the case of clause (xiii), any such gain to the extent that it represents a reversal of an accrual of, or reserve for, a cash disbursement in a future period) of clause (B) above and (ii) provisions for tax benefits based on income or profits. Notwithstanding the foregoing, Adjusted EBITDA, as defined in the credit facility and calculated below, may not be comparable to similarly titled measurements used by other companies.

Consolidated net income is defined as net income (loss) determined on a consolidated basis in accordance with GAAP; provided, however, that the following, without duplication, shall be excluded in determining Consolidated Net Income: (i) any net after-tax extraordinary or non-recurring gains, losses or expenses (less all fees and expenses relating thereto), (ii) the cumulative effect of changes in accounting principles, (iii) any fees and expenses incurred during such period in connection with the issuance or repayment of indebtedness, any refinancing transaction or amendment or modification of any debt instrument, in each case, as permitted under the New Credit Facility and (iv) any gains resulting from the returned surplus assets of any pension plan.

The following table provides reconciliation from net income (loss), which is the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA.

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Net income (loss)	$1,622	$(40,011)
Income tax provision	3,030	5,050
Interest expense, net	9,982	16,865
Depreciation and amortization	11,262	10,090

EBITDA	25,896	(8,006)
Financial restructuring costs (1)	—	15,251
Write-off of deferred financing costs (2)	2,926	—
Expenses incurred in connection with indebtedness or refinancing transaction	—	14,400
Non-cash compensation and related expenses	831	1,041
Operational restructuring expenses	542	2,544

Adjusted EBITDA	$30,195	$25,230

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Net income (loss)	$2,270	$(70,168)
Income tax provision	6,447	7,186
Interest expense, net	19,836	32,509
Depreciation and amortization	22,070	20,541

EBITDA	50,623	(9,932)
Financial restructuring costs (1)	—	24,814
Write-off of deferred financing costs (2)	2,926	14,283
Expenses incurred in connection with indebtedness or refinancing transaction	—	14,400
Non-cash compensation and related expenses	2,081	3,430
Operational restructuring expenses	710	4,111
Non cash change in accounting estimates	—	(1,400)

Adjusted EBITDA	$56,340	$49,706

(1)	Financial restructuring costs are not adjustments under the definition of Adjusted EBITDA in the New Credit Facility to arrive at Adjusted EBITDA for periods beginning after the quarter ended June 30, 2011. For the three months and six months ended June 30, 2010, as applicable, such items were added back to Adjusted EBITDA based upon the terms of the Amended and Restated Credit Facility. Had these adjustments not been in place in 2010, Adjusted EBITDA would have decreased by $15.3 million and $24.8 million for the three and six months ended June 30, 2010, respectively.
(2)	In the six months ended June 30, 2010, the $14.3 million was included in reorganization expenses in the Unaudited Condensed Consolidated Statement of Operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our foreign currency exposure and interest rate risks as of June 30, 2011 have not materially changed from December 31, 2010 (see Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010), except for the following: On May 26, 2011 we refinanced certain of our long-term debt. A hypothetical interest rate change of 1% on our current long term debt would have changed interest expense for the six months ended June 30, 2011 by approximately $1.5 million. In addition, changes in market interest rates would impact the fair value of our long-term obligations. As of June 30, 2011, we had outstanding long term debt with a carrying amount of $496.2 million with an approximate fair value of $489.0 million.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, as of June 30, 2011 under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as set forth above.

(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material developments to the legal proceedings reported in our Annual Report on Form 10K for the year ended December 31, 2010.

ITEM 1A.	RISK FACTORS

The risks described in our Annual Report on Form 10-K for the year ended December 31, 2010, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, have not materially changed, except for the risk factors included below related to our refinancing:

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to plan for and react to changes in the economy, our industry or our business and prevent us from meeting our debt obligations.

We continue to be leveraged following the completion of our refinancing. As of June 30, 2011, our total indebtedness was approximately $496.2 million. Our substantial degree of leverage could have important consequences, including the following:

•

it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, product development, debt service requirements, acquisitions or general corporate or other purposes;

•

a substantial portion of our cash flows from operations is dedicated to the payment of principal and interest on our indebtedness and is not available for other purposes, including our operations, capital expenditures, and other business opportunities;

•	certain of our borrowings, including borrowings under our New Credit Facility, are at variable rates of interest, exposing us to the risk of increased interest rates;

•

it may limit our flexibility in planning for, or our ability to adjust to, changes in our business or the industry in which we operate, and place us at a competitive disadvantage compared to our competitors that have less debt; and

•	we may be vulnerable to a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth.

We may not be able to generate sufficient cash to service all of our indebtedness and be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. There can be no assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. See “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including the New Credit Facility or the indenture governing the Notes. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our New Credit Facility and the indenture governing the Notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding amounts under the Notes to be due and payable;

•

the lenders under our New Credit Facility could terminate their commitments to lend us money, declare all outstanding amounts thereunder due and payable, and foreclose against the assets securing their borrowings; and

•	we could be forced into bankruptcy or liquidation.

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks described above.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing the Notes does not fully prohibit us or our subsidiaries from doing so. Additionally, our New Credit Facility includes a revolving credit facility of up to $30.0 million, under which we may borrow from time to time. Furthermore, we will have an uncommitted incremental credit facility allowing for increases under the revolving credit facility and term loans, and borrowing of new tranches of term loans, in each case, up to an aggregate principal amount not to exceed the greater of (i) $100.0 million and (ii) our and our subsidiaries’ Adjusted EBITDA (as defined in the agreement governing our New Credit Facility) for the most recent four fiscal quarters. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

Our New Credit Facility and the indenture governing our Notes include a number of significant restrictions and covenants that limit our flexibility in operating our business.

Our New Credit Facility and the indenture governing our Notes include a number of significant restrictions and covenants that limit our ability to, among other things:

•	incur or guarantee additional indebtedness;

•	pay dividends or distributions on capital stock or redeem or repurchase capital stock;

•	make investments;

•	create restrictions on the payment of dividends or other amounts to us;

•	sell stock of our subsidiaries;

•	transfer or sell assets;

•	create liens;

•	enter into certain transactions with affiliates; and

•	enter into mergers or consolidations.

In addition, the restrictive covenants in our New Credit Facility require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet them. A breach of any of these covenants could result in a default under our New Credit Facility. Upon the occurrence of an event of default under our New Credit Facility, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our New Credit Facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our New Credit Facility. If the lenders under our New Credit Facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our New Credit Facility and our other indebtedness or borrow sufficient funds to refinance such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.

Fluctuations in interest rates could adversely affect our liquidity, interest expense and financial results.

Our New Credit Facility has variable interest rates. To the extent that we do not enter into hedging arrangements that effectively fix the interest rate on a portion of our senior debt, the interest rate on all of the debt covered by our New Credit Facility will fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense may increase, in which event, we may have difficulty making interest payments and funding our other costs and our ability to comply with the financial covenants in our New Credit Facility may be adversely affected. We terminated our outstanding interest rate swaps at December 31, 2009 and have not entered into any new interest rate swap agreements since that time. Consequently, our financial statements could be exposed to the effects of interest rate fluctuations, which could have a material impact on our results of operations.

ITEM 6.	EXHIBITS

See the exhibit index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XERIUM TECHNOLOGIES, INC.
(Registrant)

Date: August 9, 2011	By:	/s/ Clifford E. Pietrafitta
Clifford E. Pietrafitta
Executive Vice President and CFO
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

4.1(1)	Indenture among the Company, the guarantor parties thereto and U.S. Bank National Association as trustee, dated May 26, 2011.

4.2(2)	Form of 8.875% Senior Notes due 2018 (included in Exhibit 4.1).

10.1(3)	Registration Rights Agreement among the Company, the guarantor parties thereto and the Initial Purchasers, dated May 26, 2011.

10.2(4)	New Credit Facility among the Company, certain direct and indirect subsidiaries of the Company, and certain financial institutions, dated May 26, 2011.

10.3	Amendment No.1 to the Company’s 2010 Equity Incentive Plan.

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley

32.2	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(5)	XBRL Instance Document

101.SCH(5)	XBRL Taxonomy Extension Schema Document

101.CAL(5)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB(5)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(5)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2011, and incorporated herein by reference.
(2)	Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on June 2, 2011, and incorporated herein by reference.
(3)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2011, and incorporated herein by reference.
(4)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 2, 2011, and incorporated herein by reference.
(5)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibits 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.