Form 10-Q
period 2011-09-30
XERIUM TECHNOLOGIES INC
filed 2011-11-09
CIK 1287151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of October 28, 2011 was 15,141,994.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Xerium Technologies, Inc.

Condensed Consolidated Balance Sheets—(Unaudited)

(Dollars in thousands, except per share data)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$42,957	$38,701
Restricted cash	—	13,701
Accounts receivable, net	93,432	93,332
Inventories, net	91,364	81,927
Prepaid expenses	6,213	5,108
Other current assets	14,368	15,192

Total current assets	248,334	247,961
Property and equipment, net	338,258	361,270
Goodwill	63,050	60,958
Intangible assets	23,819	12,958
Other assets	16,549	16,996

Total assets	$690,010	$700,143

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$—	$184
Accounts payable	33,474	41,686
Accrued expenses	56,183	47,677
Current maturities of long-term debt	5,325	12,794

Total current liabilities	94,982	102,341
Long-term debt, net of current maturities	470,031	468,383
Deferred and long-term taxes	29,391	28,506
Pension, other post-retirement and post-employment obligations	67,942	69,646
Other long-term liabilities	12,609	12,532
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares outstanding as of September 30, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value, 20,000,000 shares authorized; 15,135,309 and 14,970,095 shares outstanding as of September 30, 2011 and December 31, 2010, respectively	15	15
Stock warrants	13,532	13,560
Paid-in capital	412,332	411,531
Accumulated deficit	(398,236)	(403,994)
Accumulated other comprehensive loss	(12,588)	(2,377)

Total stockholders’ equity	15,055	18,735

Total liabilities and stockholders’ equity	$690,010	$700,143

See accompanying notes.

Xerium Technologies, Inc.

Condensed Consolidated Statements of Operations—(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$148,227	$135,899	$441,771	$403,741
Costs and expenses:
Cost of products sold	94,010	83,258	275,768	247,671
Selling	19,817	18,043	59,848	53,986
General and administrative	14,002	15,652	47,560	60,097
Restructuring and impairments	577	3,322	1,287	7,433
Research and development	2,907	2,887	8,920	8,707

	131,313	123,162	393,383	377,894

Income from operations	16,914	12,737	48,388	25,847
Interest expense, net	(9,873)	(12,020)	(29,709)	(44,529)
Loss on extinguishment of debt	—	—	(2,926)	—
Foreign exchange (loss) gain	(289)	744	(284)	736

Income (loss) before reorganization expenses and provision for income taxes	6,752	1,461	15,469	(17,946)
Reorganization expenses	—	(799)	—	(44,374)

Income (loss) before provision for income taxes	6,752	662	15,469	(62,320)
Provision for income taxes	3,264	4,318	9,711	11,504

Net income (loss)	$3,488	$(3,656)	$5,758	$(73,824)

Net income (loss) per share:
Basic	$0.23	$(0.24)	$0.38	$(8.84)

Diluted	$0.23	$(0.24)	$0.38	$(8.84)

Shares used in computing net income (loss) per share:
Basic	15,135,309	14,970,050	15,059,320	8,350,635

Diluted	15,144,668	14,970,050	15,068,679	8,350,635

See accompanying notes.

Xerium Technologies, Inc.

Condensed Consolidated Statements of Cash Flows—(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net income (loss)	$5,758	$(73,824)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	2,253	5,212
Depreciation	31,573	29,026
Amortization of intangibles	1,729	1,737
Curtailment/settlement loss	402	—
Deferred financing cost amortization	1,613	5,721
Unrealized foreign exchange gain (loss) on revaluation of debt	1,070	(725)
Deferred taxes	2,246	4,305
Gain on disposition of property and equipment	(604)	(62)
Asset impairment	—	2,871
Non-cash interest expense related to interest rate swaps	—	7,518
Loss on extinguishment of debt	2,926	—
Non-cash reorganization expenses	—	28,683
Reorganization expenses accrued	—	1,315
Provision (credit) for doubtful accounts	733	(1,088)
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(1,108)	(7,556)
Inventories	(10,649)	(1,634)
Prepaid expenses	(1,118)	(850)
Other current assets	(1,201)	(1,004)
Accounts payable and accrued expenses	(1,679)	5,671
Deferred and other long-term liabilities	(3,108)	(1,851)

Net cash provided by operating activities	30,836	3,465
Investing activities
Capital expenditures, gross	(18,930)	(14,405)
Proceeds from disposals of property and equipment	7,723	411
Restricted cash	13,701	(15,648)
Other	—	3

Net cash provided by (used in) investing activities	2,494	(29,639)
Financing activities
Net decrease in borrowings (maturities of 90 days or less)	(181)	(783)
Proceeds from borrowings (maturities longer than 90 days)	489,810	60,398
Principal payments on debt	(501,419)	(15,910)
Payment of deferred financing fees	(17,115)	(8,171)

Net cash (used in) provided by financing activities	(28,905)	35,534

Effect of exchange rate changes on cash flows	(169)	88

Net increase in cash	4,256	9,448
Cash and cash equivalents at beginning of period	38,701	23,039

Cash and cash equivalents at end of period	$42,957	$32,487

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

Debt Refinancing

On May 26, 2011, the Company completed a refinancing transaction, which replaced certain of its then outstanding indebtedness with a private placement of $240 million of its 8.875% senior unsecured notes due 2018 (the “Notes”) and a new approximately $278 million multi-currency senior secured credit facility (the “New Credit Facility”), comprised of approximately $248 million of senior secured term loans and a $30 million senior secured revolving credit facility. The goal of the refinancing was to extend the maturity of, and fix the interest rate on, a portion of the Company’s debt, while providing increased operational flexibility. See Note 6 for a discussion of the Notes and New Credit Facility.

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

Accounting for the Reorganization

As a result of the Company’s Chapter 11 case, its financial statements were prepared in accordance with the Accounting Standards Codification (“ASC”) Topic 852, Reorganizations (“Topic 852”). Topic 852, under its fresh-start reporting principals, requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from those that are associated with the ongoing operations of the business. Because the reorganization value of the Company’s assets was greater than the sum of its post-petition liabilities and allowed claims, the Company did not adopt the fresh-start reporting principles of Topic 852.

Reorganization expenses are presented separately in the accompanying unaudited condensed consolidated statements of operations and represent expenses that the Company identified as directly relating to the reorganization. These expenses for the three and nine months ended September 30, 2010 are summarized below. As the reorganization concluded in 2010, there were no reorganization expenses in the three and nine months ended September 30, 2011.

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Legal and professional fees	$799	$15,691
Loss on extinguishment of debt	—	14,400
Write-off of deferred financing costs on pre-petition credit facility		14,283

	$799	$44,374

Restricted Cash

At December 31, 2010, the Company had $13,701 of restricted cash, which was classified as a current asset. The restricted cash served as collateral for letters of credit. The cash was held in custody by the issuing bank, and was restricted as to withdrawal or use and had been invested in money market funds. Income from these funds was paid to the Company. Under the New Credit Facility, there is no requirement for cash collateral for letters of credit; therefore, the Company has no restricted cash at September 30, 2011.

Asset Sales

During the third quarter of 2011, the Company sold its Geelong, Australia facility for a net purchase price of $5.4 million that resulted in a gain of $0.4 million. The Company entered into a separate lease agreement in the third quarter of 2011 with the purchaser whereby the Company is leasing back this sold property from the purchaser for a period of five years with annual lease payments of $0.5 million. In accordance with ASC 840-40, Sale-leaseback Transactions, the Company deferred the gain on the sale of $0.4 million and will recognize this over the life of the lease as a reduction to rent expense.

2. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements at September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 include the accounts of the Company and its wholly-owned and majority-owned subsidiaries and have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited condensed consolidated financial statements for the year ended December 31, 2010 as reported on Form 10-K filed on March 11, 2011.

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

The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under Topic 815. See Note 4 for further discussion on the Company’s derivatives.

Goodwill

The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other Intangible Assets (“Topic 350”). Topic 350 requires that goodwill and intangible assets that have indefinite lives not be amortized, but instead, must be tested at least annually for impairment or whenever events or business conditions warrant. During the nine months ended September 30, 2011, the Company evaluated events and business conditions to determine if a test for an impairment of goodwill was warranted. No such events or business conditions took place during this period; therefore, no test was determined to be warranted at September 30, 2011.

Warranties

The Company offers warranties on certain products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The Company estimates the costs that may be incurred under its warranties and records a liability for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. Below represents the changes in the Company’s warranty liability for the nine months ended September 30, 2011:

	Balance at December 31, 2010	Charged to Cost of Sales	Effect of Foreign Currency Translation	Settlements	Balance at September 30, 2011
For the nine months ended September 30, 2011	$1,688	$1,934	$31	$(1,509)	$2,144

Net Income (loss) Per Common Share

Net income (loss) per common share has been computed and presented pursuant to the provisions of ASC Topic 260, Earnings per Share (“Topic 260”). Net income (loss) per share is based on the weighted-average number of shares outstanding during the period. As of September 30, 2011 and 2010, the Company had outstanding restricted stock units (“RSUs”), deferred stock units (“DSUs”), warrants and options. For the three and nine months ended September 30, 2010 the Company excluded the dilutive impact of potential future issuances of common stock underlying the Company’s RSUs, DSUs, stock options and warrants from the calculation of diluted average shares outstanding because their effect would have been anti-dilutive as the Company had net losses for those periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted-average common shares outstanding—basic	15,135,309	14,970,050	15,059,320	8,350,635
Dilutive effect of stock-based compensation awards outstanding	9,359	—	9,359	—

Weighted-average common shares outstanding—diluted	15,144,668	14,970,050	15,068,679	8,350,635

New Accounting Standards

In September of 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08 Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company is currently evaluating the effect this update will have on its Consolidated Financial Statements.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate caps and interest rate swaps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges protect the Company from increases in interest rates above the strike rate of the interest rate cap. Interest rate swaps designated as cash flow hedges involved the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

On August 8, 2011, the Company entered into two interest rate cap agreements with certain financial institutions, with notional amounts totaling $114.4 million, whereby the Company limits its variable interest rate exposure to the strike rate of the interest rate cap agreements. Under the terms of the interest rate cap agreements, the Company will receive payments based on the spread in rates if the three-month LIBOR rate increases above the negotiated cap rates of 3.0%. The interest rate caps are considered designated hedging instruments, classified as Level 2 in the fair value hierarchy. Changes in fair value will be deferred in other comprehensive income and the cap purchase price will be reclassified from other comprehensive income into earnings as interest expense over the life of the agreements. The fair value of the interest rate caps was $272 at September 30, 2011. An unrecognized loss of ($438) was recorded in other comprehensive income at September 30, 2011.

The Company had previously entered into interest rate swaps to hedge variable interest related to its prior senior debt and foreign exchange contracts to protect the U.S. dollar value of certain assets and obligations. On December 31, 2009, the Company terminated with the counterparties all of its outstanding interest rate swap liabilities of $20,036 and converted them into notes payable to such counterparties. The Company has not entered into any new interest rate swap agreements since that time.

The Company’s prior interest rate swaps were considered designated hedging instruments through August 31, 2009. Effective September 1, 2009, the interest rate swaps were no longer designated hedging instruments. During 2010, the Company amortized the mark to market balances related to these interest rate swaps from accumulated other comprehensive income to interest expense. The Company recognized an expense of $2,160 and $7,518 related to its derivative financial instruments in the three months ended September 30, 2010 and the nine months ended September 30, 2010, respectively, which was included in interest expense in its Condensed Consolidated Statements of Operations for those same periods. The nine months ended September 30, 2010 included the amortization of an additional $735 from accumulated other comprehensive income to interest expense, as the Company determined it was probable that interest payments on certain debt would not occur.

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

Because the Company has no outstanding interest rate swaps, the Company’s financial statements are exposed to the effects of interest rate fluctuations below the strike rate negotiated in the interest rate cap agreements, which could have a material impact on its results of operations.

Non-designated Hedges of Foreign Exchange Risk

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign exchange rates, but do not meet the strict hedge accounting requirements of Topic 815. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly to earnings.

The Company, from time to time, may enter into foreign exchange forward contracts to fix currencies at specified rates based on expected future cash flows to protect against the fluctuations in cash flows resulting from sales denominated in foreign currencies (cash flow hedges). Additionally, to manage its exposure to fluctuations in foreign currency on intercompany balances and certain purchase commitments, the Company from time to time may use foreign exchange forward contracts (fair value hedges).

As of September 30, 2011 and December 31, 2010, the Company had outstanding derivatives that were not designated as hedges in qualifying hedging relationships. The value of these contracts is recognized at fair value based on market exchange forward rates and is recorded in other assets (liabilities) on the Condensed Consolidated Balance Sheet. The fair value of these derivatives at September 30, 2011 and December 31, 2010 was $913 and $(222), respectively. The change in fair value of these contracts is included in foreign exchange gain (loss) and was $1,021 and $(1) for the three months ended September 30, 2011 and 2010, respectively, and $457 and $21 for the nine months ended September 30, 2011 and 2010, respectively, and is recorded in the Condensed Consolidated Statements of Operations.

5. Inventories, net

The components of inventories are as follows at:

	September 30, 2011	December 31, 2010
Raw materials	$22,670	$19,144
Work in process	29,334	27,065
Finished units (includes consigned inventory of $13,317 and $11,784, respectively)	39,360	35,718

	$91,364	$81,927

6. Long-term Debt

At September 30, 2011 and December 31, 2010, long-term debt consisted of the following:

	September 30, 2011	December 31, 2010
Senior Bank Debt (Secured):
First lien debt, payable quarterly, U.S. Dollar denominated—LIBOR, 6.5% as of December 31, 2010	$—	$59,701
Second lien debt, payable quarterly, U.S. Dollar denominated—LIBOR, 8.25% as of December 31, 2010	—	228,248
Second lien debt, payable quarterly, Euro denominated—EURIBOR, 8.25% as of December 31, 2010	—	137,814
Second lien debt, payable quarterly, Canadian Dollar denominated—CDOR, 8.25% as of December 31, 2010	—	49,800
First lien debt, payable quarterly, U.S. Dollar denominated—LIBOR, 5.5% as of September 30, 2011, matures May of 2017	119,679	—
First lien debt, payable quarterly, Euro denominated—EURIBOR, 5.8% as of September 30, 2011, matures May of 2017	112,016	—

	231,695	475,563
Senior Notes (Unsecured), payable semi-annually—U.S. Dollar denominated, interest rate fixed at 8.875%, matures June of 2018	240,000	—

Other Long-Term Debt:
Unsecured, interest rate fixed at 2.00% to 2.50%, Euro denominated, primarily short-term	1,714	2,035
Unsecured, interest rate fixed at 1.31% to 3.40%, Yen denominated, primarily short-term	1,947	3,579

	475,356	481,177
Less current maturities	5,325	12,794

Total	$470,031	$468,383

On May 26, 2011, the Company completed a refinancing transaction, which replaced certain of its then outstanding indebtedness with a private placement of $240 million aggregate principal amount of 8.875% senior unsecured notes (the “Notes”) and a new approximately $278 million multi-currency senior secured credit facility (the “New Credit Facility”), comprised of approximately $248 million of senior secured term loans and a $30 million senior secured revolving credit facility. The interest rates under the New Credit Facility are calculated, at our option, as the Alternate Base Rate as defined in the New Credit Facility, LIBOR or EURIBOR, subject to a minimum of 2.25%, 1.25% and 1.25%, respectively, plus, in each case, a margin.

The Company paid $17.1 million in deferred financing costs related to the Notes and New Credit Facility. This amount is classified as an intangible asset in the Condensed Consolidated Balance Sheet at September 30, 2011. In addition, in accordance with ASC 470-50, Modifications and Extinguishments of Debt, the Company wrote off $2.9 million of deferred financing costs related to its previous indebtedness as a result of this refinancing. This amount has been classified as a loss on extinguishment of debt in the September 30, 2011 Condensed Consolidated Statement of Operations.

As of September 30, 2011, an aggregate of $16.9 million is available for additional borrowings under the New Credit Facility. This availability represents the $30.0 million Revolving Facility less $13.1 million of that facility committed for letters of credit.

Notes

Interest on the Notes is payable semiannually in cash in arrears on June 15 and December 15 of each year, commencing on December 15, 2011. The Notes are the Company’s senior unsecured obligations, and are guaranteed by each of the Company’s direct and indirect wholly-owned domestic subsidiaries (the “Notes Guarantors”). They rank equal in right of payment with the Company’s existing and future senior indebtedness and senior in right of payment to any of the Company’s existing and future subordinated indebtedness. The Notes are effectively subordinated to all of the Company’s secured debt, including the New Credit Facility and related guarantees, to the extent of the value of the assets securing such debt and structurally subordinated to all of the existing and future liabilities of its subsidiaries that do not guarantee the Notes. Subject to the terms of the New Credit Facility, the Notes may be redeemed by the Company at specified redemption prices which vary depending on the timing of the redemption.

The Notes contain covenants, subject to certain exceptions, that restrict the Company’s ability and the ability of certain of its subsidiaries to, among other things:

•	incur or guarantee additional indebtedness or issue preferred stock;

•	pay dividends or make other distributions to stockholders;

•	purchase or redeem capital stock or subordinated indebtedness;

•	make certain investments;

•	create liens;

•	incur restrictions on the ability of our subsidiaries to make dividends or make other payments to us;

•	sell assets or engage in sale-leaseback transactions;

•	consolidate or merge with or into other companies or transfer all or substantially all of its assets; and

•	engage in certain transactions with affiliates.

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

•

a five-year $30.0 million senior secured revolving credit facility, available to the Company, and an uncommitted incremental amount of $10 million, the proceeds of which will be used for working capital and general corporate purposes and include sub-limits available for letters of credit (the “Revolving Facility”); and

•

an uncommitted incremental credit facility (the “Incremental Facility”) allowing for increases under the Revolving Facility and Term Loans with the same terms, and borrowing of new tranches of term loans, up to an aggregate principal amount not to exceed the greater of (i) $100.0 million and (ii) the Company’s Adjusted EBITDA (as defined in the New Credit Facility) over the prior 12-month period, provided that increases under the Revolving Facility shall not exceed $35.0 million.

The loans under the New Credit Facility are required to be permanently repaid with 100% of the net proceeds of assets sales, dispositions, issuances of certain debt obligations and insurance, in each case, subject to certain exceptions and 50% of annual excess cash flows (as specified in the New Credit Facility) subject to certain adjustments.

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

The New Credit Facility contains customary covenants that, subject to certain exceptions, restrict the Company’s ability to, among other things:

•	pay dividends or redeem or repurchase equity interests;

•	prepay, redeem or purchase other debt, including the Notes;

•	create liens and engage in sale-leaseback transactions;

•	make loans and investments;

•	incur additional indebtedness;

•	amend or otherwise alter debt and other material agreements;

•	make capital expenditures;

•	engage in mergers, acquisitions and asset sales (other than certain permitted acquisitions and asset sales);

•	engage in certain transactions with affiliates; and

•	engage in businesses that are not related to our existing business.

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

The aggregate scheduled principal payments over the term of the New Credit Facility, the Notes and other existing debt are shown below:

	New Credit Facility (in USD)	Notes (in USD)	Other Debt (in USD)	Total Scheduled Principal Payments including balloon payments (in USD)
2011 (fourth quarter)	$604	$—	$2,905	$3,509
2012	2,420	—	756	3,176
2013	2,420	—	—	2,420
2014	2,420	—	—	2,420
2015	2,420	—	—	2,420
2016 and thereafter	221,411	240,000	—	461,411

	$231,695	$240,000	$3,661	$475,356

Additionally, the following table outlines the estimated future interest payments to be made under the New Credit Facility and Notes over the term of the obligations:

Total Estimated Interest Payments Converted into U.S. Dollars at September 30, 2011 Exchange Rates (in USD thousands)
2011 (fourth quarter)	$15,178
2012	34,759
2013	34,615
2014	34,529
2015	34,390
2016 and thereafter	71,164

$224,635

As of September 30, 2011 and December 31, 2010, the carrying value of the Company’s long-term debt is $475,356 and $481,177, respectively, and exceeds its fair value of approximately $428,927 and $470,177, respectively. The Company determined the fair value of its debt utilizing significant other observable inputs (Level 2 of the fair value hierarchy).

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

As of September 30, 2011, the Company had a valuation allowance in place for certain of its deferred tax assets due to the Company’s accumulated loss position, and its uncertainty around the future profitability in certain of its tax jurisdictions. The valuation allowance primarily relates to deferred tax assets for available net operating loss carryforwards in the United States, the United Kingdom, Canada, Germany, Sweden, France and Australia. While the Company believes it has adequately provided for its income tax assets and liabilities in accordance with the FASB income tax guidance, it recognizes that adverse determinations by taxing authorities, or changes in tax laws and regulations could have a material adverse effect on its consolidated financial position, results of operations or cash flows.

For the three and nine months ended September 30, 2011, the provision for income taxes was $3,264 and $9,711, respectively, as compared with $4,318 and $11,504 for the three and nine months ended September 30, 2010, respectively. Our effective income tax rate for the nine months ended September 30, 2011 was 62.8% as compared with our effective rate for the nine months ended September 30, 2010 of (18.5)%. Our effective income tax rate is primarily impacted by income we earn in tax paying jurisdictions relative to income we earn in non-tax paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 25% to 41%; however, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. We generate losses in certain jurisdictions for which we receive no tax benefit as the deferred tax assets in these jurisdictions (including the net operating losses) are fully reserved in our valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States, the United Kingdom and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings.

As of September 30, 2011, the Company had a gross unrecognized tax benefit of $9,108. The unrecognized tax benefit decreased by approximately $179 during the nine months ended September 30, 2011 as a result of foreign currency effects, statute expirations and ongoing changes in currently reserved positions. The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense, which were immaterial for the nine months ended September 30, 2011 and 2010. The tax years 2000 through 2010 remain open to examination in a number of the major taxing jurisdictions to which the Company and its subsidiaries are subject.

As discussed in Note 1, the Company emerged from Chapter 11 bankruptcy protection on May 25, 2010. The Company’s review of the potential impact of the overall plan of reorganization resulted in no material change in its tax position. In December 2010, as a result of the debt reorganization, the Company provided for the impairment of a portion of the deferred tax asset related to its German federal and trade loss carryforwards; however, the impaired amount was not deemed material to the overall financial statements.

8. Pensions, Other Post-retirement and Post-employment Benefits

The Company accounts for its pensions, other post-retirement and post-employment benefit plans in accordance with ASC Topic 715, Compensation—Retirement Benefits (“Topic 715”). The Company has defined benefit pension plans covering substantially all of its U.S. and Canadian employees and employees of certain subsidiaries in other countries. Benefits are generally based on the employee’s years of service and compensation. These plans are funded in conformity with the funding requirements of applicable government regulations. The Company has post-employment plans in various countries which consist primarily of payments to be made to employees upon termination of employment, as defined, and are accrued according to local statutory laws in the respective countries. The Company also sponsors various unfunded defined contribution plans that provide for retirement benefits to employees, some in accordance with local government requirements. The Company also maintains a funded retirement savings plan for U.S. employees which is qualified under Section 401(k) of the U.S. Internal Revenue Code. The plan allows eligible employees to contribute up to 15% of their compensation (plus catch-up contributions for participants over age 50), with the Company matching 200% of the first 1% of employee compensation and 100% of the next 4% of employee compensation. During the first quarter of 2009, the Company had suspended the plan, but reinstated it in 2010. The following represents the approximate matching contribution expense for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Matching contribution expense	$430	$401	$1,310	$1,244

As required by Topic 715, the following tables summarize the components of net periodic benefit cost:

Defined Benefit Plans

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost	$679	$953	$2,090	$2,857
Interest cost	1,939	1,641	5,968	5,026
Expected return on plan assets	(1,413)	(1,001)	(4,350)	(3,009)
Amortization of prior service cost	4	4	12	11
Amortization of net loss	355	196	1,093	559

Net periodic benefit cost	$1,564	$1,793	$4,813	$5,444

9. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$3,488	$(3,656)	$5,758	$(73,824)
Foreign currency translation adjustments	(22,906)	11,521	(10,429)	4,333
Pension liability changes under Topic 715	1,481	(757)	656	312
Change in value of derivative instruments	(438)	1,936	(438)	7,576

Comprehensive (loss) income	$(18,375)	$9,044	$(4,453)	$(61,603)

The components of accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Pension Liability Changes Under Topic 715	Change in Value of Derivative Instruments	Accumulated Other Comprehensive Income Gain (Loss)
Balance at December 31, 2010	$25,007	$(27,384)	$—	$(2,377)
Current period change, net of tax	(10,429)	656	(438)	(10,211)

Balance at September 30, 2011	$14,578	$(26,728)	$(438)	$(12,588)

10. Restructuring and Impairments Expense

Restructuring and impairments expense included in the Company’s Condensed Consolidated Statements of Operations are the result of its long-term strategy to reduce production costs and improve long-term competitiveness. Restructuring and impairments expense consists principally of severance costs related to reductions in work force and of facility costs and impairments of assets principally related to closing facilities and/or shifting production from one facility to another. Facility costs are principally comprised of costs to relocate assets to the Company’s other facilities, operating lease termination costs and other associated costs. The Company recognizes and measures its liability for costs associated with an exit or disposal activity at its fair value in the period in which the liability is incurred. These exit or disposal costs are accrued at the date where restructuring was both approved by the Company’s Board of Directors and communicated to the employees based on an estimate of amounts that will be paid to affected employees in accordance with ASC 420.

During the three and nine months ended September 30, 2011, the Company recorded restructuring expenses of $577 and $1,287, respectively. The Company expects to incur restructuring expenses of up to $2.0 million in the aggregate during 2011. These costs are primarily related to the continuation of the streamlining of its operations. In addition, in the first quarter of 2011, the Company completed the sale of its Sherbrooke, Canada facility, with net proceeds of approximately $1.6 million and a gain of $0.3 million. This facility was held for sale at December 31, 2010. The table below sets forth for the nine months ended September 30, 2011 and 2010, the significant components and activity under restructuring programs and asset impairments:

	Balance at December 31, 2010	Charges		Write-offs	Currency Effects	Cash Payments	Balance at September 30, 2011
Severance	$2,255	$445		$—	$(53)	$(1,590)	$1,057
Facility costs and other	471	440		—	60	(450)	521
Asset impairments	—	—		—	—	—	—

Total	$2,726	$885	(1)	$—	$7	$(2,040)	$1,578

	Balance at December 31, 2009	Charges		Write-offs	Currency Effects	Cash Payments	Balance at September 30, 2010
Severance	$536	$3,244		$—	$(32)	$(1,939)	$1,809
Facility costs and other	1,478	1,318		—	(13)	(1,550)	1,233
Asset impairments	—	2,871		(2,871)	—	—	—

Total	$2,014	$7,433		$(2,871)	$(45)	$(3,489)	$3,042

(1)	Amount excludes $402 related to a Canadian pension plan termination charge reclassified out of Accumulated Other Comprehensive Income, rather than recorded in the accrual above.

Restructuring and impairments expense by segment, which is not included in Segment Earnings (Loss) in Note 11, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Clothing	$13	$2,498	$327	$2,760
Roll Covers	564	567	960	3,725
Corporate	—	257	—	948

Total	$577	$3,322	$1,287	$7,433

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

Summarized financial information for the Company’s reportable segments is presented in the tables that follow for the three and nine months ended September 30, 2011 and 2010, respectively.

	Clothing	Roll Covers	Corporate	Total
Three Months Ended September 30, 2011:
Net Sales	$97,515	$50,712	$—	$148,227
Segment Earnings (Loss)	20,757	10,396	(2,548)

Three Months Ended September 30, 2010:
Net Sales	$90,317	$45,582	$—	$135,899
Segment Earnings (Loss)	20,560	11,123	(2,590)

	Clothing	Roll Covers	Corporate	Total
Nine Months Ended September 30, 2011:
Net Sales	$291,085	$150,686	$—	$441,771
Segment Earnings (Loss)	63,026	31,216	(9,296)

Nine Months Ended September 30, 2010:
Net Sales	$268,016	$135,725	$—	$403,741
Segment Earnings (Loss)	60,942	30,961	(11,704)

Provided below is a reconciliation of Segment Earnings (Loss) to income before provision for income taxes for the three and nine months ended September 30, 2011 and 2010, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Segment Earnings (Loss):
Clothing	$20,757	$20,560	$63,026	$60,942
Roll Covers	10,396	11,123	31,216	30,961
Corporate	(2,548)	(2,590)	(9,296)	(11,704)
Non-cash compensation and related expenses	(172)	(2,068)	(2,253)	(5,498)
Net interest expense	(9,873)	(12,020)	(29,709)	(44,529)
Depreciation and amortization	(11,231)	(10,222)	(33,302)	(30,763)
Restructuring and impairment expense	(577)	(3,322)	(1,287)	(7,433)
Loss on debt extinguishment	—	—	(2,926)	—
Financial restructuring expense	—	—	—	(9,922)

Income (loss) before reorganization expenses and provision for income taxes	$6,752	$1,461	$15,469	$(17,946)

12. Commitments and Contingencies

The Company is involved in various legal matters, which have arisen in the ordinary course of business as a result of various immaterial labor claims, taxing authority reviews and other legal matters. As of September 30, 2011, the Company accrued an immaterial amount in its financial statements for these matters for which the Company (1) believed the possibility of loss was either probable or possible, and (2) was able to estimate the damages. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its financial position, results of operations or cash flow.

The Company believes that any additional liability in excess of amounts provided which may result from the resolution of legal matters will not have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

13. Stock-Based Compensation and Stockholders’ Equity

The Company records stock-based compensation expense in accordance with ASC Topic 718, Accounting for Stock Compensation and has used the straight-line attribution method to recognize expense for time-based RSUs and DSUs. The Company recorded stock-based compensation expense during the three and nine months ended September 30, 2011 and 2010 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
RSU and DSU Awards (1)	$634	$568	$1,942	$3,173
Management Incentive/Performance Award Programs (2)	(462)	1,500	311	1,500
Stock Awards (3)	—	—	—	825

Total	$172	$2,068	$2,253	$5,498

(1)	Related to restricted stock units and deferred stock units awarded in and prior to 2011. In 2010, in connection with the reorganization, certain performance-based restricted stock unit plans were accelerated, and resulted in the recognition of approximately $1.7 million in additional stock compensation.
(2)	For 2011, the amount represents the estimated value of RSU awards to be made under the 2011 Management Incentive Compensation Program (the “2011 MIC”), which was approved by the Company’s Board of Directors on March 15, 2011. This amount decreased from the second quarter of 2011, reflecting estimated operating results for 2011 at September 30, 2011. For 2010, the amount represents the estimated value of RSU awards to be made under the 2010 Management Incentive Compensation Program (the “2010 MIC”), which was approved by the Company’s Board of Directors on September 22, 2010. See further discussion below.
(3)	For 2010, the amount represents a total of 39,764 shares of common stock that were sold to Mr. Stephen Light, the Company’s Chairman, President and Chief Executive Officer, on January 5, 2010.

Summary of Activity under the Long-Term Incentive Plans

On September 22, 2010, the Board approved the Company’s 2010-2012 Long-Term Incentive Plan (the “2010 LTIP”) under the 2010 Equity Incentive Plan (the “2010 Plan”). Awards under the 2010 LTIP are both time-based and performance-based. Awards will be paid in the form of restricted stock units or shares of common stock of the Company, as described below. Time-based awards under the 2010 LTIP were approved in the form of 122,260 time-based restricted stock units granted on October 29, 2010 under the Company’s 2010 Plan. As of March 31, 2011, 43,651 time-based restricted stock units vested in accordance with the 2010 LTIP and were converted to common stock, with the remaining 78,609 time-based restricted stock units to vest in equal installments on March 31, 2012 and March 10, 2013. These will be converted into shares of common stock as they vest. Performance-based awards under the 2010 LTIP will vest (a) if the participant remains continuously employed with the Company through December 31, 2012 and (b) on a sliding scale ranging from 0% to 110% if the Company’s results fall between 80.1% and 110% of the specified three-year cumulative Adjusted EBITDA target as adjusted to reflect currency exchange rate fluctuations relative to the U.S. Dollar. Vested stock units will convert into shares of the Company’s common stock after the close of the three-year performance period ended December 31, 2012.

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

Summary of Activity under the Directors’ Deferred Stock Unit Plan

On March 15, 2011, the Board approved a new compensation plan for non-management directors (the “2011 DSU Plan”). Under this plan, each director is to receive an annual retainer of $112, to be paid on a quarterly basis in arrears beginning with the quarter ended June 30, 2011. Half of the annual retainer is payable in deferred stock units (“DSUs”), with the remaining half payable in cash. The non-management directors were awarded an aggregate 9,359 DSUs under the 2011 DSU Plan for service during the quarter ended September 30, 2011. In addition, in accordance with the 2011 DSU Plan, 6,685 DSUs were settled in Common Stock on October 4, 2011.

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

•

our credit facility contains restrictive covenants, such as the covenants requiring compliance with minimum interest coverage and maximum leverage ratios, which become more restrictive over time, that may require us to increasingly improve our performance over time to remain compliant;

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

Many of these risks are discussed elsewhere in this Form 10-Q, including in the sections below: “Company Overview,” “Industry Trends and Outlook,” “Liquidity and Capital Resources” and “Credit Facilities and Notes.” Other factors that could materially affect our actual results, levels of activity, performance, or achievements can be found in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly reports on Form 10Q for the quarters ended March 31, 2011 and June 30, 2011 filed with the Securities and Exchange Commission. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise.

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

We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed on a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is selected to fit each individual paper-making machine and process. For the nine months ended September 30, 2011, our clothing segment represented approximately 66% of our net sales.

Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by the paper producer. Roll covers are tailored to each individual paper-making machine and process, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and manufacture spreader rolls. For the nine months ended September 30, 2011, our roll covers segment represented approximately 34% of our net sales.

Industry Trends and Outlook

Historically, demand for our products has been driven primarily by the volume of paper produced on a worldwide basis. We expect the growth of global paper production from 2011 to 2014 to be between 3% and 4% per annum. Generally, and over time, we expect growth in paper production to be greater in Asia-Pacific, South America and Eastern Europe than in the more mature North American and Western European regions. Between 2008, especially the latter part of the year, and 2009, the global paper industry experienced a sharp reduction in production levels, caused by the general slowdown in economic activity and related paper consumption during the same period. In 2010, however, global paper and board production began to recover, with growth estimated to have rebounded 5.7% in 2010, following a general recovery in global economic conditions. This growth was most prevalent in developing countries. We believe that our increase in net sales volume in the first three quarters of 2011 as compared with the first three quarters of 2010 reflects this recovery, as well as the success of our new products.

The profitability of paper producers has historically been cyclical based on the price of paper, driven to a high degree by the periods when paper producers have more aggregate capacity than the market requires. A sustained downturn in the paper industry, either globally or in a particular region, can cause paper manufacturers to reduce production or cease operations. Since 2000, paper producers have taken actions that seek to structurally improve the balance between the geographical supply of and demand for paper. As part of these efforts, they have permanently shut down many paper-making machines or entire manufacturing facilities. Some papermakers continue to experience low levels of profitability, and we believe that the industry will see further consolidation among papermakers. The reduction in the number of paper producers, and shutdowns of paper-making machines and facilities has been occurring largely in Europe and North America, while producers moved operations to lower-cost regions such as Asia and South America, leading to a better balance between supply and demand for paper. Over a number of years, consumption growth of paper, particularly in South America and Asia-Pacific, is expected to drive an increase in the global production rates.

Global paper production growth that does occur would be moderated by the level of industry consolidation and paper-machine shutdown activity that is a continuing underlying trend in North America and Europe. We also believe that, in addition to industry consolidation and paper machine shutdown activity in North America and Europe, the trend towards new paper machine designs which have fewer rolls and employ extended-life roll cover products has and may continue to impact demand for our products as well as their volume potential. However, we feel that volume declines would be at least partially offset by our introduction of new products with the extended-life qualities that our customers desire and increasing market share of our proprietary products such as SmartRoll™. Additionally, we are seeing a trend that paper producers are placing an increasing emphasis on maintenance cost reduction and, as a result, are extending the life of roll covers through additional maintenance cycles before replacing them.

Though there appears to be a sustained, but slow economic rebound from the 2008 and 2009 lows, we believe that the paper industry will experience increased emphasis on cost reduction, continued paper-machine shutdown activity, and reduced availability of credit than would have been the case in the absence of the economic downturn.

Net sales and Expenses

Net sales in both our clothing and roll covers segments are primarily driven by the following factors:

•	The volume of worldwide paper production;

•	Our ability to introduce new products that our customers value;

•	Advances in the technology of our products, which can provide value to our customers by improving the efficiency of paper-making machines and reducing their manufacturing costs;

•	Our ability to provide products and services which reduce paper-making machine downtime, while at the same time allowing the manufacture of high quality paper products; and

•	The impact of currency fluctuations.

Net sales in our roll covers segment include our mechanical services business. We have expanded this business in response to demand from paper producers that we perform work on the internal mechanisms of a roll while we refurbish or replace a roll cover.

In our clothing segment, a small portion of our business has been conducted pursuant to consignment arrangements under which we do not recognize a sale of a product to a customer until the customer places the product into use, which typically occurs some period after the product is shipped to the customer or to a warehouse location near the customer’s facility. As part of the consignment agreement we deliver the goods to a location designated by the customer. In addition, the customer and we agree to a “sunset” date, which represents the date by which the customer must accept all risks and rewards of ownership of the product and payment terms begin. For consignment sales, revenue is recognized on the earlier of the actual product installation date or the “sunset” date.

Our operating costs are primarily driven by total sales volume, the impact of inflation, foreign currency fluctuations and the level and impact of cost reduction programs.

The level of our cost of products sold is primarily attributable to labor costs, raw material costs, product shipping costs, plant overhead and depreciation, with labor costs constituting the largest component. We invest in facilities and equipment that enable innovative product development and improve production efficiency and costs. Recent examples of capital spending for such purposes include faster weaving looms, needling machines and seaming machines with accurate electronic controls, automated compound mixing equipment and computer-controlled lathes and mills.

The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development costs are expensed as incurred. Research and development expenses were $8.9 million and $8.7 million for the nine months ended September 30, 2011 and 2010, respectively.

Foreign Exchange

We have a geographically diverse customer base. In the nine months ended September 30, 2011, we generated approximately 36% of our net sales in North America, 34% in Europe, 10% in South America, 19% in Asia-Pacific and 1% in the rest of the world.

A substantial portion of our net sales is denominated in Euros or other currencies. As a result, changes in the relative values of U.S. Dollars, Euros and other currencies affect our reported levels of net sales and profitability as the results are translated into U.S. Dollars for reporting purposes. In particular, decreases in the value of the U.S. Dollar relative to the value of the Euro and these other currencies positively impact our levels of revenue and profitability because the translation of a certain number of Euros or units of such other currencies into U.S. Dollars for financial reporting purposes will represent more U.S. Dollars than it would have prior to the relative decrease in the value of the U.S. Dollar.

For certain transactions, our net sales are denominated in U.S. Dollars but all or a substantial portion of the associated costs are denominated in a different currency. As a result, changes in the relative values of U.S. Dollars, Euros and other currencies can affect the level of the profitability of these transactions. The largest proportion of such transactions consist of transactions in which the net sales are denominated in or indexed to the U.S. Dollar and all or a substantial portion of the associated costs are denominated in Brazilian Reals or other currencies.

Currency fluctuations have a greater effect on the level of our net sales than on the level of our income (loss) from operations. For example, in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, the change in the value of the U.S. Dollar against most of the currencies we conduct our business in resulted in net currency increases in net sales of $17.1 million and net currency decreases in income from operations of $1.3 million. Although the first three quarters of 2011 results reflect a period in which the value of the U.S. Dollar decreased against the Euro as compared to the first three quarters of 2010, we would expect an opposite effect in a period in which the value of the U.S. Dollar increases.

During the nine months ended September 30, 2011, we conducted business in 9 foreign currencies. The following table provides the average exchange rate for the nine months ended September 30, 2011 and the nine months ended September 30, 2010 of the U.S. Dollar against each of the four foreign currencies in which we conduct the largest portion of our operations.

	Average exchange rate of the	Average exchange rate of the
	U.S. Dollar in the nine months ended	U.S. Dollar in the nine months ended
Currency	September 30, 2011	September 30, 2010
Euro	$1.41 = 1 Euro	$1.32 = 1 Euro
Brazilian Real	$0.61 = 1 Brazilian Real	$0.56 = 1 Brazilian Real
Canadian Dollar	$1.02 = 1 Canadian Dollar	$0.97 = 1 Canadian Dollar
Australian Dollar	$1.04 = 1 Australian dollar	$0.90 = 1 Australian dollar

In the nine months ended September 30, 2011, we conducted approximately 40% of our operations in Euros, approximately 8% in the Brazilian Real (although a significant portion of Brazil net sales are in US Dollars) and approximately 6% in the Canadian Dollar.

To mitigate the risk of transactions in which a sale is made in one currency and associated costs are denominated in a different currency, we may utilize forward currency contracts in certain circumstances to lock in exchange rates with the objective that the gain or loss on the forward contracts will approximate the loss or gain that results from the transaction or transactions being hedged. We determine whether to enter into hedging arrangements based upon the size of the underlying transaction or transactions, an assessment of the risk of adverse movements in the applicable currencies and the availability of a cost effective hedge strategy. To the extent we do not engage in hedging or such hedging is not effective, changes in the relative value of currencies can affect our profitability.

At the present time, we have been entering into fewer foreign currency hedging arrangements than we had historically. As a result, our financial statements are more exposed to the effects of currency fluctuations, both favorable and unfavorable, which could have a material impact on our results of operations.

Domestic and Foreign Operating Results:

The following is an analysis of our domestic and foreign operations during the three and nine months ended September 30, 2011 and 2010 and a discussion of the results of operations during those periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Domestic	$3,546	$1,300	$5,924	$(9,430)
Foreign	13,368	11,437	42,464	35,277

Total	$16,914	$12,737	$48,388	$25,847

The Company’s domestic operations represented approximately 29% of its total net sales and the Company’s foreign operations represented approximately 71% of its total net sales during the nine months ended September 30, 2011. During the three and nine months ended September 30, 2011, domestic gross margin rates were lower than foreign gross margin rates, primarily due to product mix and market differences. In addition, during the three and nine months ended September 30, 2011, domestic selling, general and administrative and research and development expenses were higher as a percentage of net sales, as certain large corporate overhead costs were included in the domestic results. These domestic overhead costs included $9.9 million of financial restructuring costs, and contributed to the volatility between our domestic and foreign operations in the three and nine months ended September 30 2010.

Cash flows from the above foreign income from operations typically remains reinvested in the foreign subsidiaries. However, there is no legal restriction or material adverse consequence for repatriating the cash flows to the domestic subsidiaries to assist in debt repayment, capital expenditures and other expenses of our operations.

Debt Refinancing

On May 26, 2011, we completed a refinancing transaction, which replaced certain of our then outstanding indebtedness with a private placement of $240 million of our 8.875% senior unsecured notes due 2018 (the “Notes”) and a new approximately $278 million multi-currency senior secured credit facility (the “New Credit Facility”), comprised of approximately $248 million of senior secured term loans and a $30 million senior secured revolving credit facility. The goal of the refinancing was to extend the maturity of, and fix the interest rate on, a portion of our debt, while providing increased operational flexibility. See “Credit Facilities and Notes” for a discussion of the Notes and New Credit Facility.

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

Cost Reduction Programs

An important part of our strategy is to seek to reduce our overall costs and improve our competitiveness. As a part of this effort, we engage in cost reduction programs, which are designed to improve the cost structure of our global operations in response to changing market conditions. These cost reduction programs include headcount reductions throughout the world as well as plant closures that have rationalized production among our facilities to better enable us to meet customer demands. Cost savings have been realized in labor costs and other production overhead, other components of costs of products sold, general and administrative expenses and facility costs. The majority of the cost savings were recognized at the time of the headcount reductions and plant closure, with the remaining cost savings recognized over subsequent periods. Cost savings from headcount reductions have not been offset by related increases in other expenses. Cost savings related to plant closures have been partially offset by the reduction of revenues associated with those closed facilities in subsequent periods and additional costs incurred in the facilities that assumed the operations of the closed facility.

During the nine months ended September 30, 2011, we recorded restructuring and impairment expenses of approximately $1,287. We expect to incur restructuring expenses of approximately of up to $2.0 million in the aggregate during 2011, primarily related to the continuation of streamlining our operations.

Results of Operations

The tables that follow set forth for the periods presented certain consolidated operating results and the percentage of net sales they represent.

Consolidated Operating Results

(in millions)

	0000000000	0000000000	0000000000	0000000000
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$148.2	$135.9	$441.8	$403.7
Cost of products sold	94.0	83.3	275.8	247.7
Selling expenses	19.8	18.0	59.8	54.0
General and administrative expenses	14.0	15.7	47.6	60.1
Restructuring and impairments expenses	0.6	3.3	1.3	7.4
Research and development expenses	2.9	2.9	8.9	8.7

Income from operations	16.9	12.7	48.4	25.8
Interest expense, net	(9.8)	(12.0)	(29.7)	(44.4)
Loss on debt extinguishment	—	—	(2.9)	—
Foreign exchange (loss) gain	(0.3)	0.8	(0.3)	0.7

Income (loss) before reorganization expenses and provision for income taxes	6.8	1.5	15.5	(17.9)
Reorganization expenses	—	(0.8)	—	(44.4)

Income (loss) before provision for income taxes	6.8	0.7	15.5	(62.3)
Provision for income taxes	3.3	4.3	9.7	11.5

Net income (loss)	$3.5	$(3.6)	$5.8	$(73.8)

Percentage of Net Sales

	0000000000	0000000000	0000000000	0000000000
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	63.4	61.3	62.4	61.4
Selling expenses	13.4	13.2	13.5	13.4
General and administrative expenses	9.4	11.6	10.8	14.9
Restructuring and impairments expenses	0.4	2.4	0.3	1.8
Research and development expenses	2.0	2.1	2.0	2.2

Income from operations	11.4	9.3	11.0	6.4
Interest expense, net	(6.6)	(8.8)	(6.7)	(11.0)
Loss on debt extinguishment	—	—	(0.7)	—
Foreign exchange (loss) gain	(0.2)	0.6	(0.1)	0.2

Income (loss) before reorganization expenses and provision for income taxes	4.6	1.1	3.5	(4.4)
Reorganization expenses	—	(0.6)	—	(11.0)

Income (loss) before provision for income taxes	4.6	0.5	3.5	(15.4)
Provision for income taxes	2.2	3.2	2.2	2.8

Net income (loss)	2.4%	(2.6)%	1.3%	(18.3)%

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Net Sales. Net sales for the three months ended September 30, 2011 increased by $12.3 million, or 9.1%, to $148.2 million from $135.9 million for the three months ended September 30, 2010. For the three months ended September 30, 2011, approximately 66% of our net sales were in our clothing segment and approximately 34% were in our roll covers segment.

In our clothing segment, net sales for the three months ended September 30, 2011 increased by $7.2 million, or 8.0%, to $97.5 million from $90.3 million for the three months ended September 30, 2010, primarily due to favorable currency effects of $4.3 million and increased sales volume of $2.8 million in Asia Pacific and $2.1 million in North America. These increases were partially offset by a decrease in sales volume of $1.8 million in Europe.

In our roll covers segment, net sales for the three months ended September 30, 2011 increased by $5.1 million or 11.2%, to $50.7 million from $45.6 million for the three months ended September 30, 2010. The increase is primarily due to increased sales volume of $2.7 million in Asia Pacific and $1.2 million in North America and favorable currency effects of $2.1 million. These increases were partially offset by a decrease in sales volume of $0.8 million in Europe.

Cost of Products Sold. Cost of products sold for the three months ended September 30, 2011 increased by $10.7 million, or 12.8%, to $94.0 million from $83.3 million for the three months ended September 30, 2010.

In our clothing segment, cost of products sold, as a percentage of net sales, increased by 1.4% to 62.9% of sales for the three months ended September 30, 2011 from 61.5% of net sales for the three months ended September 30, 2010. Cost of products sold increased $5.8 million, or 10.5%. This increase is primarily driven by unfavorable currency effects of $3.6 million, higher sales volume resulting in increased cost of $1.7 million and increased excess and obsolescence expense of $1.1 million, primarily due to improved recovery in 2010 related to the sale of aged inventories.

In our roll covers segment, cost of products sold, as a percentage of net sales, increased by 4.1% to 65.9% of net sales for the three months ended September 30, 2011 from 61.8% of net sales for the three months ended September 30, 2010. Cost of products sold increased $5.2 million, or 18.3%. This increase is primarily driven by unfavorable currency effects of $1.2 million, unfavorable material costs of $2.0 million due to higher purchase prices, unfavorable product mix related to higher growth of lower margin product lines and increased sales volume resulting in increased cost of $1.7 million.

Selling Expenses. For the three months ended September 30, 2011, selling expenses increased by $1.8 million, or 10.0%, to $19.8 million from $18.0 million for the three months ended September 30, 2010 primarily due to unfavorable currency effects of $1.2 million and a $0.6 million increase related to increased compensation and commissions as a result of increased sales volume in 2011.

General and Administrative Expenses. For the three months ended September 30, 2011, general and administrative expenses decreased by $1.7 million, or 10.8% to $14.0 million for the three months ended September 30, 2011 from $15.7 million for the three months ended September 30, 2010. The decrease was primarily due to a decrease of $0.9 million in management incentive compensation in 2011 and an increase of $1.7 million in management incentive compensation in 2010. In addition, the decrease was a result of a reduction of $0.8 in environmental costs in 2011. These decreases were partially offset by unfavorable currency effects of $0.9 million, a recovery of $0.6 million of payroll taxes in South America in 2010, and an increase in bad debt expense of $0.5 million due to the bankruptcy of a customer.

Restructuring and Impairments Expenses. For the three months ended September 30, 2011, restructuring and impairments expenses decreased by $2.7 million, or 82.0%, to $0.6 million from $3.3 million for the three months ended September 30, 2010. For the most part, restructuring expenses incurred in 2011 and 2010 resulted from our long-term strategy in 2010 to reduce production costs and improve long-term competitiveness as described above under “Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities and through headcount reductions.

Interest Expense, Net. Net interest expense for the three months ended September 30, 2011 decreased by $2.2 million or 18.3%, to $9.8 million from $12.0 million for the three months ended September 30, 2010. The decrease was primarily attributable to $2.2 million of interest rate swaps being fully amortized at December 31, 2010 and $1.4 million lower net interest expense due to lower debt balances and interest rates from 2010 to 2011. These decreases were partially offset by an increase of $0.8 million of amortization of deferred financing costs in 2011 as a result of the refinancing and unfavorable currency effects of $0.4 million.

Foreign Exchange Gain (Loss). For the three months ended September 30, 2011 we had a foreign exchange loss of $(0.3) million. For the three months ended September 30, 2010 we had a foreign exchange gain of $0.8 million. Foreign exchange gains and losses are primarily the result of hedging activities, intercompany activities and purchases and sales in non-functional currencies.

Reorganization Expenses. Reorganization expenses amounting to $0.8 million are presented separately in our condensed consolidated statements of operations for the three months ended September 30, 2010 and represent expenses that we had identified as directly relating to legal and professional fees in connection with the Chapter 11 proceedings in 2010. For the three months ended September 30, 2011, we had no reorganization expenses.

Provision for Income Taxes. For the three months ended September 30, 2011 and 2010, the provision for income taxes was $3.3 million and $4.3 million, respectively. We recorded lower tax expense in 2011 as compared with 2010 principally due to changes in the amount of income we earned in tax paying jurisdictions relative to the amount of income we earned in non-tax paying jurisdictions. Our effective income tax rate for the three months ended September 30, 2011 was 48.3% as compared with our effective rate for the three months ended September 30, 2010 of 652.3%. Our effective income tax rate is primarily impacted by income we earn in tax paying jurisdictions relative to income we earn in non-tax paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 25% to 41%; however, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. We generate losses in certain jurisdictions for which we receive no tax benefit as the deferred tax assets in these jurisdictions (including net operating losses) are fully reserved in our valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States, the United Kingdom and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Net Sales. Net sales for the nine months ended September 30, 2011 increased by $38.1 million, or 9.4%, to $441.8 million from $403.7 million for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, approximately 66% of our net sales were in our clothing segment and approximately 34% were in our roll covers segment.

In our clothing segment, net sales for the nine months ended September 30, 2011 increased by $23.1 million, or 8.6%, to $291.1 million from $268.0 million for the nine months ended September 30, 2010, primarily due to increased sales volume of $7.7 million and $5.9 million in our North America and Asia Pacific regions, respectively, and favorable currency effects of $11.8 million.

In our roll covers segment, net sales for the nine months ended September 30, 2011 increased by $15.0 million or 11.1%, to $150.7 million from $135.7 million for the nine months ended September 30, 2010. The increase is primarily due to increased sales volume of $3.5 million and $6.2 million in our North America and Asia Pacific regions, respectively, and favorable currency effects of $5.3 million.

Cost of Products Sold. Cost of products sold for the nine months ended September 30, 2011 increased by $27.1 million, or 10.9%, to $275.8 million from $247.7 million for the nine months ended September 30, 2010.

In our clothing segment, cost of products sold, as a percentage of net sales, increased by 0.8% to 61.7% in the nine months ended September 30, 2011 from 60.9% in the nine months ended September 30, 2010. Cost of products sold increased $16.2 million or 9.9%. This increase is primarily driven by unfavorable currency effects of $9.3 million, higher sales volume resulting in increased cost of products sold of $4.6 million and unfavorable regional sales mix due to higher sales growth in regions with lower margins.

In our roll covers segment, cost of products sold, as a percentage of revenue, increased by 1.8% to 65.1% in the nine months ended September 30, 2011 from 63.3% in the nine months ended September 30, 2010. Cost of products sold increased $12.1 million or 14.1%. This increase is driven by unfavorable currency effects of $3.1 million, increased sales volume resulting in increased cost of $4.2 million, increased material cost of $4.3 million, primarily due to higher purchase costs and higher sales growth in product lines with lower margins.

Selling Expenses. For the nine months ended September 30, 2011, selling expenses increased by $5.8 million, or 10.7%, to $59.8 million from $54.0 million for the nine months ended September 30, 2010 primarily due to a $1.4 million increase in compensation, $0.8 million higher sales commissions due to higher sales volume and unfavorable currency effects of $3.1 million.

General and Administrative Expenses. For the nine months ended September 30, 2011, general and administrative expenses decreased by $12.5 million, or 20.8%, to $47.6 million from $60.1 million for the nine months ended September 30, 2010. The decrease is primarily due to (1) lower bank, consulting and legal fees of $9.9 million as a result of the reorganization in 2010, (2) a decrease of $2.4 million in management incentive compensation from 2010 to 2011, (3) a decrease of $1.4 million due to additional stock compensation expense recorded in 2010 as a result of the acceleration of certain performance restricted stock plans in connection with the reorganization in 2010, (4) a decrease of $1.5 million in other general and administrative expenses from 2010 to 2011, (5) the reversal of $1.1 million in 2011 related to a previously accrued value added tax amount in South America as a result of a favorable ruling by the taxing authorities in 2011 and (6) a decrease of $0.8 million in environmental costs in 2011. These decreases were partially offset by unfavorable currency effects of $2.6 million and an increase in bad debt expense of $1.9 million, primarily related to a reduction in the required reserve in 2010 and increases in the reserve in 2011.

Restructuring and Impairments Expenses. For the nine months ended September 30, 2011, restructuring and impairments expenses decreased by $6.1 million, or 82.4%, to $1.3 million from $7.4 million for the nine months ended September 30, 2010. For the most part, restructuring expenses in 2011 and 2010 resulted from our long-term strategy to reduce production costs and improve long-term competitiveness as described above under “Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities and through headcount reductions. For the nine months ended September 30, 2011, restructuring expenses included $1.6 million for cost reduction programs, including a $0.4 million charge to wind up the North Bay, Canada pension plan as this facility was closed and sold in 2010. Partially offsetting these charges was a $0.3 million gain recorded as a result of the sale of the Sherbrooke, Canada facility.

Interest Expense, Net. Net interest expense for the nine months ended September 30, 2011 decreased by $14.7 million or 33.1%, to $29.7 million from $44.4 million for the nine months ended September 30, 2010. The decrease was primarily attributable to $7.5 million of interest rate swaps being fully amortized at December 31, 2010, a $4.7 million lower interest expense due to lower debt balances and interest rates from 2010 to 2011, and $4.1 million lower amortization of deferred financing costs in 2011, primarily as a result of $3.9 million in amortization of the Debtor in Possession deferred financing fees in 2010 prior to the refinancing in 2010. These decreases were partially offset by unfavorable currency effects of $1.0 million.

Loss on Debt Extinguishment. The loss on debt extinguishment of $2.9 million in the nine months ended September 30, 2011 resulted from the refinancing of debt that closed on May 26, 2011. (See Note 6 of the Condensed Consolidated Financial Statements and “Credit Facilities and Notes” below for further discussion on the refinancing). In 2010, as part of the reorganization, $14.4 million represented loss on debt extinguishment, and is included in reorganization expenses on the Unaudited Condensed Consolidated Statements of Operations. See below for further discussion.

Foreign Exchange Gain (Loss). For the nine months ended September 30, 2011 we had a foreign exchange loss of $(0.3) million. For the nine months ended September 30, 2010 we had a foreign exchange gain of $0.7 million. Foreign exchange gains and losses are primarily the result of hedging activities, intercompany activities and U.S. Dollar denominated debt held by foreign entities.

Reorganization Expenses. Reorganization expenses amounting to $44.4 are presented separately in our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2010 and represent expenses that we had identified as directly relating to legal and professional fees of $15.7 million, a loss on extinguishment of debt of $14.4 million and $14.3 million related to the expenses incurred in connection with the Chapter 11 proceedings in 2010. As the proceedings were completed in May of 2010, we had no reorganization expenses in 2011.

Provision for Income Taxes. For the nine months ended September 30, 2011 and 2010, the provision for income taxes was $9.7 million and $11.5 million, respectively. We recorded lower tax expense in 2011 as compared with 2010 principally due to non-recurring tax expense recorded in the quarter ended June 30, 2010 to increase our gross uncertain tax position which did not affect 2011. Our effective income tax rate for the nine months ended September 30, 2011 was 62.8% as compared with our effective rate for the nine months ended September 30, 2010 of (18.5)%. Our effective income tax rate is primarily impacted by income we earn in tax paying jurisdictions relative to income we earn in non-tax paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 25% to 41%; however, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. We generate losses in certain jurisdictions for which we receive no tax benefit as the deferred tax assets in these jurisdictions (including net operating losses) are fully reserved in our valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States, the United Kingdom and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings.

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

Net cash provided by operating activities was $30.8 million for the nine months ended September 30, 2011 and $3.5 million for the nine months ended September 30, 2010. The $27.3 million increase is due to improved cash earnings from the nine months ended September 30, 2010 to the nine months ended September 30, 2011, partially offset by an increase in working capital for that same period.

Net cash provided by investing activities was $2.5 million for the nine months ended September 30, 2011. Net cash used in investing activities was $29.6 million for the nine months ended September 30, 2010. The change of $32.1 million was significantly due to the increase of $15.6 million of restricted cash balances in 2010 as a result of the Amended and Restated Credit facility in place at September 30, 2010 and the release of $13.7 million in 2011 to unrestricted cash balances in accordance with the New Credit Facility. In addition, proceeds from the sale of fixed assets increased by $7.3 million from 2010 to 2011, primarily as a result of the sale of the Australian facility. These increases were partially offset by a $4.5 million increase in capital equipment expenditures during the nine months ended September 30, 2011 as compared with the same period in 2010.

Net cash used in financing activities was $28.9 million for the nine months ended September 30, 2011. Net cash provided by financing activities was $35.5 million for the nine months ended September 30, 2010. The change of $64.4 million was primarily the result of a decrease in net proceeds from borrowings of debt of $55.5 million in the nine months ended September 30, 2011 from the nine months ended September 30, 2010 primarily as a result of the issuance of $60.0 million under the Exit Facility in 2010, and the payment of higher deferred financing costs of $8.9 million in the nine months ended September 30, 2011.

As of September 30, 2011, there was a $471.7 million balance of term loans outstanding under our New Credit Facility and Notes. In addition, as of September 30, 2011, we had no outstanding borrowings under our current revolving lines of credit, including the revolving credit facility under our senior credit facility and lines of credit in various foreign countries that are used to facilitate local short-term operating needs, except that $13.1 million of the revolving credit facility is committed for letters of credit, leaving an aggregate of $16.9 million available for additional borrowings under these revolving lines of credit. We had cash and cash equivalents of $43.0 million at September 30, 2011 compared to $38.7 million at December 31, 2010. At December 31, 2010 we also had $13.7 million of restricted cash which was classified as a current asset. The restricted cash served as collateral for letters of credit and was held in custody by the issuing bank.

CAPITAL EXPENDITURES

For the nine months ended September 30, 2011, we had capital expenditures of $18.9 million consisting of growth capital expenditures of $7.8 million and maintenance capital expenditures of $11.1 million. For the nine months ended September 30, 2010, we had capital expenditures of $14.4 million consisting of growth capital expenditures of $7.6 million and maintenance capital expenditures of $6.8 million.

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

We target capital expenditures for 2011 to be approximately $30.0 million. We analyze our planned capital expenditures based on investment opportunities available to us and our financial and operating performance, and accordingly, actual capital expenditures may be more or less than this amount.

See “Credit Facilities and Notes” below for a description on limitations on capital expenditures imposed by our New Credit Facility.

CREDIT FACILITY AND NOTES

On May 26, 2011, we completed a refinancing transaction, which replaced certain of our then outstanding indebtedness with a private placement of $240 million aggregate principal amount of 8.875% senior unsecured notes (the “Notes”) and a new approximately $278 million multi-currency senior secured credit facility (the “New Credit Facility”), comprised of approximately $248 million of senior secured term loans and a $30 million senior secured revolving credit facility. The interest rates under the New Credit Facility are calculated, at our option, as the Alternate Base Rate as defined in the New Credit Facility, LIBOR or EURIBOR, subject to a minimum of 2.25%, 1.25% and 1.25%, respectively, plus, in each case, a margin.

Notes

Interest on the Notes is payable semiannually in cash in arrears on June 15 and December 15 of each year, commencing on December 15, 2011. The Notes are our senior unsecured obligations and are guaranteed by each of our direct and indirect wholly-owned domestic subsidiaries (the “Notes Guarantors”). They rank equal in right of payment with our existing and future senior indebtedness and senior in right of payment to any of our existing and future subordinated indebtedness. The Notes are effectively subordinated to all of our secured debt, including the New Credit Facility and related guarantees, to the extent of the value of the assets securing such debt and structurally subordinated to all of the existing and future liabilities of our subsidiaries that do not guarantee the Notes. Subject to the terms of the New Credit Facility, the Notes may be redeemed by the Company at specified redemption prices which vary depending on the timing of the redemption.

The Notes contain covenants, subject to certain exceptions, that restrict our ability and the ability of certain of its subsidiaries to, among other things:

•	incur or guarantee additional indebtedness or issue preferred stock;

•	pay dividends or make other distributions to stockholders;

•	purchase or redeem capital stock or subordinated indebtedness;

•	make certain investments;

•	create liens;

•	incur restrictions on the ability of our subsidiaries to make dividends or make other payments to us;

•	sell assets or engage in sale-leaseback transactions;

•	consolidate or merge with or into other companies or transfer all or substantially all of our assets; and

•	engage in certain transactions with affiliates.

As disclosed in previous SEC filings, in connection with the sale of the Notes, we and the Notes Guarantors entered into a registration rights agreement, dated May 26, 2011 with the initial purchasers of the Notes.

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

The New Credit Facility contains customary covenants that, subject to certain exceptions, restrict our ability to, among other things:

•	pay dividends or redeem or repurchase equity interests;

•	prepay, redeem or purchase debt, including the Notes;

•	create liens and engage in sale-leaseback transactions;

•	make loans and investments;

•	incur additional indebtedness;

•	amend or otherwise alter debt and other material agreements;

•	make capital expenditures;

•	engage in mergers, acquisitions and asset sales (other than certain permitted acquisitions and asset sales);

•	engage in certain transactions with affiliates; and

•	engage in businesses that are not related to our existing business.

The New Credit Facility includes specified financial covenants, requiring us to maintain certain consolidated leverage and interest coverage ratios. In addition, the terms of the New Credit Facility limit our ability to make capital expenditures in excess of specified amounts.

The consolidated leverage ratio is calculated by dividing our total gross debt, at average currency exchange rates for the last twelve months, by Adjusted EBITDA and is 3.99 to 1.00 at September 30, 2011. In order to be in compliance with this covenant, we must have a ratio of no more than 5.50 to 1.00 from September 30, 2011 to March 31, 2012. In various periods subsequent to March 31, 2012, this ratio decreases by increments of 25 basis points to 3.25 to 1.00 for the quarter ended March 31, 2017.

The interest coverage ratio is calculated by dividing Adjusted EBITDA by interest expense, net of mark to market movements on hedging instruments and amortization of deferred financing costs, and is 3.17 to 1.00 at September 30, 2011. In order to be in compliance with this covenant, we must have a ratio of at least 2.25 to 1.00 from September 30, 2011 to December 31, 2012. In various periods subsequent to December 31, 2012, this ratio increases by increments of 25 basis points to 3.25 to 1.00 for the quarter ended March 31, 2017.

Each of these covenants is calculated at the end of each quarter and is based on a rolling twelve month period. At September 30, 2011 we were in compliance with these covenants. In addition, we expect to remain in compliance with these covenants in the near future.

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

Contractual Obligations and Commercial Commitments

The following tables provide aggregated information about our long-term debt contractual obligations as of September 30, 2011. All other contractual obligations as included in our Annual Report on Form 10-K for the year ended December 31, 2010 have not materially changed.

	New Credit Facility (in USD)	Notes (in USD)	Other Debt (in USD)	Total Scheduled Principal Payments including balloon payments (in USD)
2011 (fourth quarter)	$604	$—	$2,905	$3,509
2012	2,420	—	756	3,176
2013	2,420	—	—	2,420
2014	2,420	—	—	2,420
2015	2,420	—	—	2,420
2016 and thereafter	221,411	240,000	—	461,411

	$231,695	$240,000	$3,661	$475,356

Additionally, the following table outlines the estimated future interest payments, based on the effective interest rates at September 30, 2011, to be made under the New Credit Facility and Notes over the term of the obligations:

Total Estimated
Interest Payments
Converted into U.S. Dollars
at September 30, 2011
Exchange Rates
(in USD thousands)
2011 (fourth quarter)	$15,178
2012	34,759
2013	34,615
2014	34,529
2015	34,390
2016 and thereafter	71,164

$224,635

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

Non-GAAP Financial Measures

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

Adjusted EBITDA for the three and nine months ended September 30, 2011 are presented based on the New Credit Facility. However, Adjusted EBITDA for the three and nine months ended September 30, 2010 are presented based on the Amended and Restated Credit facility in place for those periods. Financial restructuring costs are not adjustments under the definition of Adjusted EBITDA in the New Credit Facility to arrive at Adjusted EBITDA for periods beginning after the quarter ended June 30, 2011. For the three months and nine months ended September 30, 2010, as applicable, such items were added back to Adjusted EBITDA based upon the terms of the Amended and Restated Credit Facility. Had these adjustments not been in place in 2010, Adjusted EBITDA would have decreased by $0.8 million and $25.6 million for the three and nine months ended September 30, 2010, respectively.

EBITDA is defined as net income (loss) before interest expense, income tax provision (benefit) and depreciation (including non-cash impairment charges) and amortization.

“Adjusted EBITDA”, under the New Credit Facility means, with respect to any period, the total of (A) the consolidated net income for such period, plus (B) without duplication, to the extent that any of the following were deducted in computing such consolidated net income for such period: (i) provision for taxes based on income or profits, including, without limitation, federal, state, provincial, franchise and similar taxes, including any penalties and interest relating to any tax examinations, (ii) consolidated interest expense, (iii) consolidated depreciation and amortization expense, (iv) reserves for inventory in connection with plant closures, (v) consolidated operational restructuring costs, (vi) noncash charges or gains resulting from the application of purchase accounting, including push-down accounting, (vii) non-cash expenses resulting from the granting of Common Stock, stock options, restricted stock or restricted stock unit awards under equity compensation programs solely with respect to Common Stock, and cash expenses for compensation mandatorily applied to purchase Common Stock, (viii) non-cash items relating to a change in or adoption of accounting policies, (ix) non-cash expenses relating to pension or benefit arrangements, (x) expenses incurred as a result of the repurchase, redemption or retention of Common Stock earned under equity compensation programs solely in order to make withholding tax payments, (xi) amortization or write-offs of deferred financing costs, (xii) any non-cash losses resulting from mark to market hedging obligations (to the extent the cash impact resulting from such loss has not been realized in such period) and (xiii) other non-cash losses or charges (excluding, however, any non-cash loss or charge which represents an accrual of, or a reserve for, a cash disbursement in a future period), minus (C) without duplication, to the extent any of the following were included in computing consolidated net income for such period, (i) non-cash gains with respect to the items described in clauses (vi), (vii), (ix), (xi), (xii) and (xiii) (other than, in the case of clause (xiii), any such gain to the extent that it represents a reversal of an accrual of, or reserve for, a cash disbursement in a future period) of clause (B) above and (ii) provisions for tax benefits based on income or profits. Notwithstanding the foregoing, Adjusted EBITDA, as defined in the credit facility and calculated below, may not be comparable to similarly titled measurements used by other companies.

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

The following table provides reconciliation from net income (loss) and operating cash flows, which are the most directly comparable GAAP financial measures, to EBITDA and Adjusted EBITDA.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income (loss)	$3,488	$(3,656)	$5,758	$(73,824)
Stock-based compensation	172	1,756	2,253	5,212
Depreciation	10,655	9,644	31,573	29,026
Amortization of intangibles	577	578	1,729	1,737
Curtailment/settlement gain	402	—	402	—
Deferred financing cost amortization	1,011	238	1,613	5,721
Unrealized foreign exchange loss (gain) on revaluation of debt	2,484	(1,567)	1,070	(725)
Deferred taxes	1,037	1,573	2,246	4,305
(Gain) loss on disposition of property and equipment	(40)	(171)	(604)	(62)
Asset impairment	—	2,123	—	2,871
Non-cash interest expense related to interest rate swaps	—	2,160	—	7,518
Loss on extinguishment of debt	—	—	2,926	—
Non-cash reorganization expenses	—	—	—	28,683
Reorganization expenses accrued	—	(3,231)	—	1,315
Net change in operating assets and liabilities	4,289	(3,821)	(18,130)	(8,312)

Net cash provided by operating activities	24,075	5,626	30,836	3,465
Interest expense, excluding amortization	8,862	9,622	28,096	31,290
Net change in operating assets and liabilities	(4,289)	3,821	18,130	8,312
Current portion of income tax expense	2,227	2,745	7,465	7,199
Stock-based compensation	(172)	(1,756)	(2,253)	(5,212)
Curtailment/settlement gain	(402)	—	(402)	—
Asset impairment	—	(2,123)	—	(2,871)
Unrealized foreign exchange gain (loss) on revaluation of debt	(2,484)	1,567	(1,070)	725
Gain (loss) on disposition of property and equipment	40	171	604	62
Non-cash reorganization items	—	3,231	—	(29,998)
Loss on extinguishment of debt	—	—	(2,926)	—

EBITDA	27,857	22,904	78,480	12,972
Financial restructuring costs (1)	—	799	—	25,613
Write-off of deferred financing costs (2)	—	—	2,926	14,283
Expenses incurred in connection with indebtedness or refinancing transaction	—	—	—	14,400
Non-cash compensation and related expenses	172	2,068	2,253	5,498
Operational restructuring expenses	577	3,322	1,287	7,433
Non cash change in accounting estimates	—	—	—	(1,400)

Adjusted EBITDA	28,606	29,093	84,946	78,799

(1)	Financial restructuring costs are not adjustments under the definition of Adjusted EBITDA in the New Credit Facility to arrive at Adjusted EBITDA for periods beginning after the quarter ended June 30, 2011. For the three months and nine months ended September 30, 2010, as applicable, such items were added back to Adjusted EBITDA based upon the terms of the Amended and Restated Credit Facility. Had these adjustments not been in place in 2010, Adjusted EBITDA would have decreased by $0.8 million and $25.6 million for the three and nine months ended September 30, 2010, respectively.
(2)	In the nine months ended September 30, 2010, the $14.3 million was included in reorganization expenses in the Unaudited Condensed Consolidated Statement of Operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our foreign currency exposure and interest rate risks as of September 30, 2011 have not materially changed from December 31, 2010 (see Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010), except for the following: on May 26, 2011 we refinanced certain of our long-term debt. A hypothetical interest rate change of 1% on our current long term debt would have changed interest expense for the nine months ended September 30, 2011 by approximately $1.0 million. In addition, changes in market interest rates would impact the fair value of our long-term obligations. As of September 30, 2011, we had outstanding long term debt with a carrying amount of $475.4 million with an approximate fair value of $428.9 million.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, as of September 30, 2011 under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as set forth above.

(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material developments to the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 1A.	RISK FACTORS

The risks described in our Annual Report on Form 10-K for the year ended December 31, 2010, as updated in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011, have not materially changed.

ITEM 6.	EXHIBITS

See the exhibit index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XERIUM TECHNOLOGIES, INC.
(Registrant)

Date: November 9, 2011	By:	/s/ Clifford E. Pietrafitta
Clifford E. Pietrafitta
Executive Vice President and CFO
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley

32.2	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema Document

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibits 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.