Form 10-K
period 2011-12-31
XERIUM TECHNOLOGIES INC
filed 2012-03-14
CIK 1287151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The aggregate market value of the voting common stock held by non-affiliates of the registrant on June 30, 2011 was approximately $148,171,445. There were 15,154,922 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of March 02, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2012 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A, is incorporated by reference in Part III to the extent described therein.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by that Act. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Undue reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance, or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include the following items:

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

•	we may be required to incur significant costs to reorganize or restructure our operations in response to market changes in the paper industry;

•	our financial results could be adversely affected by fluctuations in interest rates and currency exchange rates;

•

our manufacturing facilities may be required to quickly increase or decrease production capacity, which could negatively affect our production, customer order lead time, product quality, labor relations or gross margin;

•	we may not be successful in developing and marketing new technologies or in competing against new technologies developed by competitors;

•	variations in demand for our products, including our new products, could negatively affect our net sales and profitability;

•	we are subject to fluctuations in the price of our component supply costs;

•	due to our high degree of leverage and significant debt service obligations, we need to generate substantial operating cash flow to fund growth and unexpected cash needs;

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

•

we are subject to the impact of changes in the policies, laws, regulations and practices of the United States and any foreign country in which we operate or conduct business, including changes regarding taxes and the repatriation of earnings; and

•	anti-takeover provisions could make it more difficult for a third-party to acquire us.

Other factors that could materially affect our actual results, levels of activity, performance or achievements can be found in our “Risk Factors” section in this Annual Report on Form 10-K. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we project. Any forward-looking statement in this Annual Report on Form 10-K reflects our current views with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise, except as required by law.

All references in this Annual Report to “Xerium”, “the Company”, “we”, “our” and “us” means Xerium Technologies, Inc. and its subsidiaries.

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

As of December 31, 2011, we have an extensive global footprint of 31 manufacturing facilities in 14 countries, strategically located in the major paper-producing regions of North America, Europe, South America and Asia-Pacific, and have 3,448 employees worldwide. We market our products, primarily using our direct sales force, to the paper industry’s leading producers. In 2011, we generated net sales of $587.0 million.

Company Overview

Our clothing and roll cover products are installed on pulp and paper-making machines and play key roles in the process by which raw materials are converted into finished paper. A fundamental characteristic of our products is that they are consumed in the paper production process and must be regularly replaced. This positions us to make recurring sales to our customers, and accordingly the number of paper machines in operation throughout the world and the amount of paper, pulp and board produced globally each year are primary drivers of the demand for our products. In addition, our products are also installed in other industrial applications such as nonwoven and fiber cement machines.

Paper-making machines utilize different processes and have different requirements depending on the design of the machine, the raw materials used, the type of paper being made and the preferences of individual production managers. We employ our broad portfolio of patented and proprietary product and manufacturing technologies, as well as our extensive industry experience, to provide our customers with tailored solutions designed to optimize the performance of their equipment and dramatically reduce the costs of their operations. We systematically track and report the impact of these customized solutions to our customers through our ValueResults program which quantifies the optimization process on their machines.

Our clothing products are highly engineered synthetic textile belts that transport and filter paper as it is processed in a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Our clothing segment represented 66% of our net sales for each of the years ended December 31, 2011, 2010 and 2009.

Roll cover products cover the rolls on a paper-making machine, which are the large steel cylinders over which clothing is mounted and between which the paper travels as it is processed. Our roll covers provide a surface with the mechanical properties necessary to process the paper in a cost-effective manner that delivers the sheet qualities desired by the paper producer. We currently use several hundred chemical compounds in our roll cover manufacturing process. Our roll cover segment represented 34% of our net sales for each of the years ended December 31, 2011, 2010 and 2009.

Our products are in constant contact with the paper during the manufacturing process. As a result, our products have a significant effect on paper quality and the ability of a paper producer to differentiate its products, two factors which are increasingly important to paper producers. In addition, while clothing and roll covers represent only approximately 3%, on average, of a paper producer’s production costs, they can help a paper producer improve productivity and reduce overall costs. Our clothing and roll covers facilitate the paper producer’s use of less expensive raw materials (including recycled fiber), their ability to run paper-making machines faster and with fewer interruptions, and their ability to decrease the amount of energy required in the expensive drying portion of the paper-making process. We have found that, in certain cases, our products and services provide paper producers with cost savings that substantially offset the costs of such products and services.

We estimate that there are approximately 7,000 paper-making machines worldwide, all of which require a regular supply of clothing and roll covers. Clothing and roll covers must be replaced regularly to sustain high quality paper output and operate efficiently. Roll covers also require regular refurbishment, a service that we provide to our customers. Paper producers typically replace clothing several times per year, replace roll covers every two to five years and refurbish roll covers several times between each replacement.

We have a reputation for technological innovation in the paper-making industry. In our clothing segment, in recent years we have focused our research and development efforts on higher value-added, technologically advanced products, such as forming fabrics and press felts, which offer paper producers greater potential for differentiating their products through quality improvements and increasing their operating efficiency. We pioneered a number of technologies that have become industry standards, including in our clothing business, synthetic forming fabrics (which replaced bronze wire technology), double-layer forming fabrics, laminated press felts and, most recently, triple-layer forming fabrics.

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

Our portfolio of patented and proprietary product and manufacturing technologies differentiates our product offerings from others in the market and allows us to deliver high value products and services to our customers. As of December 31, 2011, we had approximately 280 issued patents and approximately 105 pending patent applications. We currently license certain of our patents and technologies to some of our competitors, which we believe helps further demonstrate our technological leadership in the industry. We believe that the technological sophistication of our products and the capital-intensive nature of our business present significant challenges to any potential new competitors in our field.

Our business was organized in 1999 in connection with the acquisition of the paper technology group of Invensys plc. We completed our initial public offering on May 19, 2005.

Chapter 11 Filing, Emergence and Plan of Reorganization

On March 30, 2010, we and certain of our subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code, 11 U.S.C. §§ 101-1532, in the United States Bankruptcy Court for the District of Delaware. On May 12, 2010, the Bankruptcy Court entered an order confirming the plan of reorganization (“the Plan”). On May 25, 2010, the Plan became effective and we and our subsidiaries emerged from Chapter 11. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Chapter 11 Filing, Emergence and Plan of Reorganization” for additional information regarding our Chapter 11 proceedings.

Recent Developments

Global Economic Environment

Our operations are highly dependent upon the pulp and paper production industry and the degree to which the paper industry is affected by global economic conditions and the availability of credit.

Beginning in 2008 and continuing through most of 2009, the global paper industry experienced a sharp reduction in production levels, caused by the general slowdown in economic activity and related paper consumption during the same period and the paper manufacturers’ reduction of excessive inventories. The slowdown of production was across most grades of paper production, but most notably in packaging and newsprint grades. For packaging grades, demand was directly related to broad manufacturing and transportation activity reduction, while newsprint demand has been declining over a number of years due to the greater prevalence of electronic media and was exacerbated during the recession by a reduction in print advertising. One of the results of this recession driven reduction in demand for paper products was that the paper manufacturers dramatically and quickly reduced production through curtailments of machines and complete mill shutdowns. These curtailments, which began in late 2008, served to reduce inventories and match output with demand. By early 2010, most mills and equipment not permanently shuttered had resumed production.

In the first half of 2011, global paper and board production continued the recovery that began in 2010, particularly in developing countries. As international shipments of manufactured goods increased, containerboard production recovered particularly strongly, contributing over 50% of the total global improvement. The paper and board production recovery stalled in the second half of 2011, particularly in Europe and South America. In the near term, we expect that global paper and board manufacturers’ operating rates will remain near their second half 2011 levels. As a result of these factors, pricing pressures increased as 2011 progressed. We have endevored to maintain our current pricing levels in both our clothing and rolls segments.

Business Strategy

The primary components of our business strategy are:

Fiscally Responsible Management. We are committed to improving our capital structure and creating sufficient financial flexibility. This will allow us to continue to invest in our operations where we can expect reasonable returns, expand into markets where our products and services will create value for our customers and support the global growth of the paper-making industry. As part of this strategy, our focus on the reduction of working capital, allocation of capital investments and elimination of loss-making businesses, customers and products will drive our activities. We may incur additional operational restructuring expenses in connection with pursuing cost-savings opportunities. We believe that our potential to improve productivity includes the opportunities to enhance our manufacturing efficiency by improving our process yields and reducing our cycle times.

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

Clothing Products

Our clothing segment products are large, highly engineered synthetic textile belts that transport paper as it is processed in a paper-making machine from paper stock into finished paper. Clothing products must be tailored to each machine because all paper-making machines have different physical configurations and operating parameters. Clothing generally ranges in size from approximately 7 feet to over 30 feet wide and 24 feet to more than 460 feet long and operates on paper-making machines that run at speeds up to 7,500 feet per minute. We typically sell clothing products for between $13,000 and $45,000 per belt, although we sell some of our more sophisticated forming fabrics for up to $200,000 per unit.

We manufacture three general types of clothing products used on paper-making machines—forming fabrics, press felts and dryer fabrics—each of which is located in a different section of a machine. Forming fabrics and press felts are typically replaced several times a year, but replacement frequency varies significantly by the grade of paper being produced, the manner in which the paper-making machine is operated and the quality of raw materials used in the paper stock. Dryer fabrics are replaced less frequently, with replacement typically taking place no more than once per year.

Forming fabrics. Forming fabrics are used at the beginning of paper-making machines, where highly diluted paper stock is deposited on the forming fabric while the fabric is traveling at a very high speed. Forming fabrics allow water to drain from the paper stock, creating an initial wet sheet. Forming fabrics must be sufficiently porous to allow water to drain evenly and quickly, yet tight enough to retain and align the fiber and other materials that form the sheet of paper. They must also be strong enough to withstand high mechanical stresses. Forming fabrics are custom-manufactured in single, double, and triple layer designs in a variety of meshes to suit particular machines and paper grades. Customers are increasingly demanding the higher-priced triple layer designs that remove more moisture and produce higher quality paper. In 2011, forming fabrics accounted for approximately 41% of net sales in our clothing segment.

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

Press felts differ from forming fabrics and dryer fabrics due to the addition of several layers of staple fiber that are needled into the fabric base. The staple fiber provides a smooth surface to meet the wet sheet of paper and creates a wicking effect to remove water from the paper sheet as it is pressed under high pressure between press rolls. Press felts are manufactured in a variety of designs, including lightweight single layer felts, multi-layer laminated endless felts and seamed felts that allow for reduced installation times. In 2011, press felts accounted for approximately 41% of net sales in our clothing segment.

Dryer fabrics. Dryer fabrics are used to transport the paper sheet through the drying section of paper-making machines, where high temperatures from large, steam-heated dryer cylinders evaporate the remaining moisture from the paper sheet. Dryer fabrics, which are less technically advanced than forming fabrics or press felts, are woven from heat-resistant yarns with a coarser mesh than forming fabrics. In 2011, dryer fabrics accounted for approximately 6% of net sales in our clothing segment.

Industrials and Other. We manufacture other fabrics used in other industrial applications, such as pulp, steel, plastics, leather and textiles manufacturing. In 2011, net sales for such industrial applications accounted for 11% of net sales in our clothing segment. We also manufacture auto-joining equipment used in clothing production. Net sales of auto-joining equipment accounted for less than 1% of net sales in our clothing segment in 2011.

New Clothing Products. In recent years, we have focused our research and development efforts on higher value-added, technologically advanced products, such as forming fabrics and press felts, which offer paper producers the greatest potential for differentiating their products through quality improvements and for increasing their operating efficiency. Our research and development efforts have resulted in several innovative new forming fabric and press felt products, including a number of high performance products, such as triple layer forming fabrics, for use on high performance paper-making machines. In addition, we have developed new clothing products aimed at segments of the paper-making process that we have not historically served, such as the growing market for shoe press belts and other clothing products designed for use in the technologically-advanced press section of a paper-making machine.

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

Roll cover replacement is performed at the manufacturing facility of the supplier, such as Xerium, which necessitates removing the roll from the paper-making machine, transporting it to the supplier’s site and using a spare roll in the interim. In general, each roll on a paper-making machine is unique due to its dimensions, specific design and cover material, and generally not interchangeable with other rolls. Because of their large size, paper producers generally maintain only one spare roll for each position on a paper-making machine. It is important that the roll cover replacement be completed quickly, because damage or a malfunction of the spare roll could render the paper-making machine inoperable.

Due to the large size and weight of a roll, transportation to and from a supplier’s site can be costly and is occasionally subject to regulations on road use that restrict available routes and times of travel, and that may require safety escorts. Round-trip transcontinental travel can take several weeks and intercontinental travel is rare. We offer an extensive network of manufacturing facilities worldwide, often in close proximity to our customers, which we believe is a significant competitive advantage.

We typically sell roll covers for between $1,000 per roll (e.g., for a small installed rubber roll cover) and $300,000 per roll (e.g., for a large installed polyurethane cover). Net sales of roll covers accounted for approximately 55% of our total net sales in our roll covers segment in 2011.

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

We offer a wide range of mechanical maintenance and repair services for the internal mechanisms of rolls. Paper producers are increasingly finding it economical to have the company that refurbishes or replaces a roll cover also perform work on the internal roll mechanisms at the same time, which avoids having multiple suppliers and incurring additional time and transportation charges. We have begun performing such services to meet the demands of our customers and attempt to gain a competitive advantage. As of December 31, 2011, we provide major mechanical services at ten locations around the world. Roll cover refurbishment services and mechanical services accounted for approximately 24% of our total net sales in our roll covers segment in 2011.

Spreader rolls. We manufacture and repair spreader rolls, which are small-diameter curved rolls used throughout a paper-making machine to stretch, smooth and remove wrinkles from the paper and clothing. There are approximately five to seven spreader rolls in a typical paper-making machine. We typically sell spreader rolls for between $1,000 and $200,000 per roll. We also rebuild and overhaul existing spreader rolls, typically for between $1,000 and $100,000 per roll. Net sales of spreader rolls and related services accounted for approximately 21% of our total net sales in our roll covers segment in 2011.

New Roll Products. We have introduced a number of innovations to our roll cover and spreader roll products in recent years, including shoe press belts which utilize our expertise in polyurethane material and manufacturing technologies, composite calendar roll covers that use nanoparticle technology to improve roll cover durability and paper gloss, as well as covers that use an improved polyurethane to increase abrasion and moisture resistance as well as responsiveness and stability. We are evaluating new products, which will use different materials and utilize different sales channels and provide enhancements to our existing product line. In late 2008, we introduced SmartRoll™, the first continuous pressure sensing paper machine roll. SmartRoll™ enables the paper maker to maximize performance by qualitatively measuring the operating pressures of the paper machine while the machine is running. As of December 31, 2011, customers have ordered 200 SmartRoll™ units and approximately 85% of those are already operational, confirming market acceptance.

In 2011, paper producers accounted for approximately 79% of net sales in our roll covers segment, and paper-making machine manufacturers accounted for approximately 7% of net sales. Net sales for use in other industrial applications, including steel, plastics, leather and textiles manufacturing, accounted for the remaining 14% of our net sales in our roll covers segment.

Customers

We supply leading paper producers worldwide. Our top ten customers accounted for 22.3% of net sales in 2011 and individually, no customer accounted for more than 4.0% of 2011 net sales. In 2011, 35.9% of our net sales were generated in North America, 33.6% in Europe, 9.4% in South America, 19.2% in Asia-Pacific and 1.9% in the rest of the world. See Note 15 to the accompanying audited consolidated financial statements for geographic information related to net sales and long-lived assets. Due to competitive market forces, we offer our customers payment terms similar to those offered by our competitors. Also, agreements with certain customers require us to maintain modest amounts of finished clothing inventory to assure those customers of supply continuity. We do not maintain finished rolls inventories.

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

Research and Development

Our continuing ability to deliver value depends on developing product innovations. As we create new and improved products we are often able to obtain patent protection for our innovations, which is indicative of our technical capabilities and creativity. Although we do not consider any single patent to be material to our business, we believe that, in the aggregate, our patents and other intellectual property provide us with a competitive advantage. At December 31, 201, we have approximately 280 domestic and foreign patents outstanding and approximately 105 pending patent applications. Some of our competitors license our technology from us in exchange for royalty payments, although such licensing does not represent a material amount of our business. Research and development expenses totaled $12.1 million, $11.4 million and $11.3 million in 2011, 2010 and 2009, respectively, and were approximately 2.1% of our net sales in 2011 and 2010 and 2.3% of our net sales in 2009.

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

Raw Materials

Primary raw materials used in our paper machine clothing production are synthetic yarns and fibers. The primary raw materials used in our roll cover products are natural and synthetic rubber, epoxy resins and polyurethane. A number of suppliers provide the materials used in our product lines, so availability has not posed a significant concern, however, because both the clothing and certain roll cover materials are petroleum-based, their prices are subject to changes in the price of petroleum. Natural rubber prices tend to be influenced directly by the health of the automotive industry and have seen substantial increases as that industry recovers.

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

Employees

As of December 31, 2011 we had 3,448 employees worldwide, of which 2,612 were manufacturing employees, 429 were sales and marketing employees, 100 were in research and development and 307 were administrative and other employees. As of December 31, 2011, 2,325 or 68%, of our employees are members of labor unions, trade unions, employee associations or workers councils. We believe that we have good relations with our employees and the various groups that represent our employees.

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

We maintain a website at www.xerium.com to provide information to the general public and our shareholders on our products and services, along with general information on Xerium. We make our periodic and current reports available, free of charge, on our web site as soon as reasonably practicable after these reports are filed with, or furnished to, the SEC. Our corporate code of business conduct and ethics, our corporate governance guidelines, and the charters of each of the Audit, Compensation, and Nominating and Corporate Governance Committees of our board of directors are also made available, free of charge, on our website. Our corporate code of business conduct and ethics, which includes our code of ethics, and related waivers (if any) are posted on our website and we intend to post on our website and (if required) file on Form 8-K all disclosures required by applicable law or the rules of the SEC concerning any amendment to, or waiver from our code of ethics. Copies of these documents may be obtained, free of charge, by writing Investor Relations, Xerium Technologies, Inc., 8537 Six Forks Road, Suite 300, Raleigh, North Carolina 27615, or telephoning us at 919-526-1444.

ITEM 1A.	RISK FACTORS

Our business, results of operations and financial condition, and an investment in our securities, are subject to various risks. Investors should carefully consider the risks described below in conjunction with the other information in this Form 10-K, including our consolidated financial statements and related notes. If any of the following risks or other risks which have not been identified or which we may believe are immaterial or unlikely, actually occur, our business, financial condition and results of operations could be harmed. This could cause the value of our securities to decline and holders could lose part or all of their investment. This section does not describe all risks applicable to us, our business or industry, and it is intended only as a summary of certain material factors.

Risks Relating to Our Business and the Industry

Our operations and our industry may be adversely affected by the European debt crisis.

During 2011, the long term structural deficits in numerous European nations coupled with the deterioration of the economic outlook led weaker European Union nations to a liquidity and solvency crisis. Eurozone leaders have made numerous attempts to solve this debt crisis; but, to date a sustainable long term solution has not been implemented and much uncertainty remains. The crisis has had a negative impact on major European banks. On January 13, 2012, nine European nations had their credit ratings downgraded by Standard and Poor’s by at least one notch. Failure to successfully resolve the debt crisis could lead to significant losses for sovereign debt holders including major European banks and investors. In the worst case, the crisis could lead to the voluntary exit or expulsion of certain countries from the Euro currency block and/or a collapse of the Eurozone financial system. A break up of the Eurozone would be a deeply disruptive global economic event. The ongoing crisis continues to have a negative impact on the European economy. A prolonged downturn could disrupt the current US recovery and weaken global trade, hamper key emerging markets such as China and India, and result in another global recession with reduced demand and lower prices for paper.

Among the various impacts a worsening Eurozone debt crisis could have, the following represent the most material to our operations and industry:

•	regional economic recession which could spread globally, significantly impacting the demand for paper and, consequently, our products;

•	severe tightening or shut down of credit markets resulting in a deterioration of our customers’ credit quality or access to cash lowering the realization rate on our accounts receivable; and

•	substantial depreciation of the Euro against our reporting currency, the US Dollar, resulting in increased currency translation risk.

The economic developments mentioned above could have a significant negative impact on our earnings, cash flows, access to capital, liquidity and financial position.

A sustained downturn in the paper industry, compounded by uncertainty in global economic conditions, could adversely affect our net sales and profitability.

Historically, demand for our products has been driven primarily by the volume of paper produced on a worldwide basis. As a result, trends that affect the production level of the paper industry, such as declining demand for newsprint due to increased adoption of digital media, will impact our business and financial results.

The profitability of paper producers has historically been highly cyclical due to wide swings in the price of paper, driven to a high degree by the oversupply of paper during periods when paper producers have more aggregate capacity than the market requires. A sustained downturn in the paper industry, either globally or in a particular region, can cause our paper manufacturing customers to reduce production, cease operations or declare bankruptcy, each of which would adversely affect our net sales and profitability.

In response to significant changes in the sector, particularly in late 2008 and 2009, paper producers have continually sought to structurally improve the balance between the supply of and demand for paper. As part of these efforts, they have permanently shut down many paper-making machines or entire manufacturing facilities. Should papermakers continue to experience low levels of profitability, we would expect that further consolidation among papermakers, reducing the number of paper producers, and shutdowns of paper-making machines or facilities could occur in Europe and North America, until there is a better balance between supply and demand for paper and the profit levels of paper producers improve. This rebalancing was accelerated during the most recent global economic recession.

Global paper production growth that does occur could be moderated by the level of industry consolidation and paper-machine shutdown activity that appears to be an underlying trend in North America and Europe. In 2010, we believed that paper production in both North America and Europe appeared to have bottomed out as market-related curtailment abated. During the first half of 2011, global paper demand increased and machine operating rates escalated across most paper grades and geographic regions, although this expansion slowed substantially during the second half of 2011. We continue to see the trend that paper producers are focusing on cost reduction strategies and, as a result, are extending the life of roll covers and clothing products through additional maintenance cycles before replacing them. We anticipate that pricing pressure for our products may continue with the consolidation among paper producers and as the shift of paper production growth in Asia-Pacific develops.

We may be required to restructure our operations in response to changing conditions in the paper industry, which may require significant expenditures and may not be successful.

In the past several years, we have undertaken various operational restructuring measures in response to changing market conditions in the paper industry triggered by the decline in paper prices that began in 2001. For example, between 2002 and 2011, we incurred costs of approximately $88 million in connection with our cost reduction programs including the closure of 14 manufacturing facilities worldwide.

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

Our manufacturing facilities may be required to increase or decrease production capacity, which could negatively affect our production, customer order time, product quality, labor relations or gross margin.

As part of our efforts to reduce our costs, we have attempted to reduce or eliminate excess manufacturing capacity through closure of certain of our manufacturing plants and consolidation of our production. As a result, however, from time to time our ability to meet customer demand for our products may rely on our ability to operate our remaining manufacturing facilities at or near capacity on an uninterrupted basis. Our manufacturing facilities are dependent on critical equipment, and operating such equipment at or near capacity for extended periods may result in increased equipment failures or other reliability problems, which may result in production shutdowns or periods of reduced production. Such disruptions could have an adverse effect on our operations and financial results. In addition, insufficient manufacturing capacity or other delays may cause our customer order times to increase and our product quality to decrease, which may increase warranty costs and negatively affect customer demand for our products and customer relations generally. Operating our facilities at or near capacity may also negatively affect relations with our employees, which could result in higher employee turnover, labor disputes and disruptions in our operations. On the other hand, if we anticipate or experience a significant decrease in demand for our products, we may choose to temporarily decrease production or idle manufacturing facilities and employees. While decreasing production may mitigate some of the risks of operating at or near capacity discussed above, a significant drop off in production to meet lower demand, including idling facilities or employees, will negatively impact our gross margin.

Fluctuations in currency exchange rates could adversely affect our net sales, profitability and compliance with our debt covenants.

Our foreign operations expose us to fluctuations in currency exchange rates and currency devaluations. We report our financial results in U.S. Dollars, but a substantial portion of our sales, expenses and debt are denominated in Euros and other currencies. As a result, changes in the relative values of U.S. Dollars, Euros and other currencies will affect our levels of net sales and profitability. Currency fluctuations, as they pertain to the Euro, generally have a greater effect on the level of our net sales due to the amount of business we conduct in Euros. An increase in the U.S. Dollar against the Euro generally results in a decrease to net sales and net income. Increases in the U.S. Dollar against other currencies, such as the Brazilian Real, would not impact consolidated net sales as much, as a significant portion of sales in that country is significantly denominated in or indexed to U.S. Dollars, but generally would increase net income as local currency costs would be translated into lower U.S. Dollar expenses for financial reporting purposes. We would expect a similar but opposite effect in a period in which the value of the U.S. Dollar decreases against these currencies. Although in certain circumstances we attempt to hedge our exposure to fluctuations in currency exchange rates, our hedging strategies may not be effective.

In addition, our Credit Facility (defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Credit Facility and Notes.”) contains financial covenants that require us to maintain a minimum interest coverage ratio, a maximum leverage ratio and an annual limitation on capital expenditures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility and Notes”. Our ability to comply with these covenants will depend in part upon our reported financial results, which as indicated above, are directly affected by currency fluctuations. Since each of the financial ratio covenants are calculated by reference to the amount of our Adjusted EBITDA, currency fluctuations alone could lower the amount of our Adjusted EBITDA and therefore affect our ability to remain in compliance with our financial ratio covenants. For the purposes of computing debt, which is a key component in the calculation of the leverage ratio, indebtedness which is payable in foreign currencies shall be converted into U.S. Dollars using the average exchange rate for the most recently ended four fiscal quarters for which our financial statements are available. For additional information about the risks associated with fluctuations in currency exchange rates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign Exchange”.

Price competition in our industry could adversely affect our gross margins and net sales.

Historically, we and our competitors have been able to sell clothing and roll cover products and services at favorable prices that reflect the value they deliver to customers. This favorable pricing has been particularly derived from our more technologically advanced products, such as forming fabrics, press felts and advanced roll covers. In recent years, due to global economic conditions and over capacity in the paper manufacturing industry, the financial health of our customers and continued pricing pressure from our competitors has required us to price our products, in some cases, at levels insufficient to realize our historical gross margins when faced with increasing raw material and labor costs. Increased pricing pressure from our competitors may require price decreases or make us unable to affect planned price increases and, thereby, adversely affect our profitability.

Our industry is competitive and our future success will depend on our ability to effectively develop, market and supply competitive products.

The paper-making consumables industry is highly competitive. Some of our competitors are larger than us, have greater financial and other resources and are well-established as suppliers to the markets we serve. For example, while we are targeting expansion of our business in China, we face substantial competition from manufacturers already operating there that are more established and familiar with the Chinese marketplace. In addition, some of our competitors also manufacture paper-making machines and have the ability to initially package sales of their clothing and roll cover products with the sale of their machines and/or to tie the warranties on their machines to the use of their clothing and roll cover products. Due to various factors such as price or product innovation by our competitors, our products may not be able to compete successfully with the products of our competitors, which could result in a loss of customers and, as a result, decreased net sales and profitability.

Because we have substantial operations outside the United States, we are subject to the economic and political conditions of foreign nations.

We have manufacturing facilities in 14 foreign countries. In 2011, we sold products in approximately 58 countries other than the United States, which represented approximately 73.3% of our net sales. We operate in a number of foreign countries and may face challenges unique to those countries such as in hiring employees, our relations with various parties, including suppliers and governmental agencies, and in production.

Furthermore, we may decide to do business in countries where we have not previously done business. In such countries we face the additional uncertainty of entering a new market and its social customs, laws and practices. Should these challenges be realized, our operating results could be adversely impacted and our business or production may be delayed.

Our foreign operations are subject to a number of risks and uncertainties, including risks that:

•	foreign governments may impose limitations on our ability to repatriate funds;

•	foreign governments may impose withholding or other taxes on remittances and other payments to us, or the amount of any such taxes may increase;

•	an outbreak or escalation of any insurrection or armed conflict may occur;

•	foreign governments may impose or increase investment barriers or other restrictions affecting our business; or

•	changes in and interpretations of tax policies of foreign governments may adversely affect our foreign subsidiaries.

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

Certain of the components that we use in our manufacturing activities are petroleum-based. In addition, we, along with our suppliers and customers, rely on various energy sources (including oil) in our transportation activities. While significant uncertainty currently exists about the future levels of energy prices, a significant further increase is possible. Increased energy prices could cause an increase to our raw material costs and transportation costs. In addition, increased transportation costs of certain of our suppliers could be passed along to us. We may not be able to increase our prices enough to offset these increased costs. In addition, any increase in our prices may reduce our future customer orders and profitability.

We must continue to innovate and improve our products to maintain our competitive advantage.

We compete primarily based on the value our products deliver to our customers. Our value proposition is based on a combination of price and the technology and performance of our products, including the ability of our products to help reduce our customers’ production costs and increase the quality of the paper they produce. Our ability to retain our customers and increase our business depends on our ability to continually develop new, technologically superior products that support our value proposition. We cannot assure that our investments in technological development will be sufficient, that we will be able to create and market new products, that such new products will be accepted by our customers or that we will be successful in competing against new technologies developed by competitors. In addition, either we or our competitors could develop new technologies that increase the useful life of clothing or roll covers, which could reduce the frequency with which our customers would need to replace their clothing and refurbish or replace their roll covers, and consequently lead to fewer sales.

We believe that market recognition of the extended life of our roll cover products and the trend towards new paper-making machine designs which have fewer rolls will continue to negatively impact the demand for our roll cover products.

We have seen a trend that paper producers are placing an increasingly strong emphasis on maintenance cost reduction and, as a result, are extending the life of roll covers through additional maintenance cycles before replacing them. Market recognition of the extended life of our roll cover products negatively impacts the demand for these products. In addition, we have seen a trend towards new paper-making machine designs which have fewer rolls, also negatively impacting the demand for our roll cover products. If we are not able to offset these negative impacts on the demand for our roll cover products with growth from new roll cover products, the sale of roll cover products in regions which we believe have high growth potential such as China, or from other sources, the volume of our roll cover sales will be adversely affected.

The loss of our major customers could have a material adverse effect on our net sales and profitability.

Our top ten customers generated 22.3% of our net sales during 2011. The loss of one or more of our major customers, financial difficulties faced by our customers or a substantial decrease in such customers’ purchases from us, could have a material adverse effect on our net sales and profitability. Because we do not generally have binding long-term purchasing agreements with our customers, there can be no assurance that our existing customers will continue to purchase products from us.

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

Our patent applications may not result in issued patents, and even if they result in issued patents, the patents may not have claims of the scope we seek. Even in the event that these patents are not issued, the applications may become publicly available and proprietary information disclosed in the applications will become available to others. In addition, any issued patents may be challenged, invalidated or declared unenforceable. The term of any issued patent in the United States is 20 years from its filing date, and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may be issued. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents. Also, patent protection in certain foreign countries may not be available or may be limited in scope and any patents obtained may not be as readily enforceable as in the United States, making it difficult for us to effectively protect our intellectual property from misuse or infringement by other companies in these countries. Our inability to obtain and enforce our intellectual property rights in some countries may harm our business. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important.

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

Our future success depends on the continued contributions of our key senior management personnel, however, we anticipate that Stephen R. Light, our current Chairman, President and Chief Executive Officer, will retire during 2012. While we are searching for a permanent replacement, we can give no assurances as to when, or if, we will locate a suitable candidate, and we may be adversely affected if we are unable to identify a qualified permanent replacement for Mr. Light in a timely manner. Besides the anticipated loss of Mr. Light, the loss of services of any of our other key personnel might significantly delay or prevent the achievement of our business objectives and could cause us to incur additional costs to recruit replacements. Each member of our executive management team may terminate his or her employment at any time. We do not maintain “key person” life insurance with respect to any of our executives.

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

We cannot assure that we have been or will be at all times in complete compliance with all laws and regulations applicable to us which are designed to protect the environment and human health. We could incur substantial costs, including clean-up costs, fines and sanctions and third party property damage or personal injury claims, as a result of violations of or liabilities under environmental laws, relevant common law or the environmental permits required for our operations or under workplace safety laws. While we believe that the current level of reserves is adequate, the adequacy of these reserves may change in the future due to new developments in particular matters.

Adverse labor relations could harm our operations and reduce our profitability.

As of December 31, 2011, we had 3,448 employees worldwide, approximately 14% of whom were subject to protection of various North American collective bargaining agreements and approximately 53% of whom were subject to job protection as members of European or South American trade unions, employee associations or workers’ councils. As of December 31, 2011, approximately 9% of the employees subject to North American collective bargaining agreements (or approximately 1% of our total employees) were covered by an agreement that was set to expire prior to December 31, 2012. We cannot be certain that we will be able to renew the collective bargaining agreement set to expire this year, or enter into a new collective bargaining agreement that does not adversely affect our operating result, or that we will be without production interruptions, including labor stoppages. In addition, all of our European and South American employees subject to job protection as members of trade unions, employee associations or workers’ councils are subject to arrangements that typically result in higher negotiated or mandated salary increases on either an annual or biannual basis. We cannot be certain that the terms of employment applicable to such employees will not change in the future in a manner which adversely affects our operating results. We cannot be certain that we will not experience disruptions in our operations as a result of labor disputes or experience other labor relations issues. If we are unable to maintain good relations with our employees, our ability to produce our products and provide services to our customers could be reduced and/or our production costs could increase, either of which could disrupt our business and reduce our net sales and profitability.

We may be subject to assessment of income taxes for which we have not accrued any liability.

We accrue for certain known and reasonably anticipated income tax obligations after assessing the likely outcome. In the event that actual results differ from these accruals or if we become subject to a tax obligation for which we have made no accrual, we may need to make adjustments, which could materially impact our financial condition and results of operations. For example, taxing authorities may disagree with our tax accounting methodologies and may subject us to inquiries regarding such taxes, which potentially could result in additional income tax assessments against us. In accordance with accounting rules, we do not accrue for potential income tax obligations if we deem a particular tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. In making our determination, we assume that the taxing authorities will have access to all relevant facts and information.

In November 2011, Xerium Technologies Brasil Indústria e Comércio S.A., a Brazilian indirect subsidiary, received a notice of proposed income tax assessment from the Federal Revenue Department of the Ministry of Finance of Brazil totaling approximately $42.6 million (subject to currency exchange rates). Although there can be no assurances, we believe at this time, that it is more likely than not that we will prevail on every tax position under examination and therefore have not accrued any amounts related to this assessment. Because we are at a preliminary stage of the process for resolving this dispute with the Federal Revenue Department, we cannot assure a favorable outcome and cannot currently estimate the timing of the final resolution of this matter. We believe we have meritorious defenses and will vigorously contest this matter. However, if the Federal Revenue Department’s initial position is sustained, the amount assessed would result in a material adjustment to our consolidated financial statements and would adversely impact our financial condition and results of operations.

Risks Relating to Our Capital Structure

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to plan for and react to changes in the economy, our industry or our business and prevent us from meeting our debt obligations.

We are significantly leveraged. As of December 31, 2011, our total indebtedness was approximately $469.1 million. Our substantial degree of leverage could have important consequences to us, including the following:

•

it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, product development, debt service requirements, acquisitions or general corporate or other purposes;

•

a substantial portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including our operations, capital expenditures, and other business opportunities;

•	certain of our borrowings, including borrowings under our Credit Facility, are at variable rates of interest, exposing us to the risk of increased interest rates;

•	if we seek to refinance our debt or require additional refinancing in the future, we may be unable to do so on attractive terms or at all;

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

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. There can be no assurance that our future operating performance will generate sufficient cash flows to support our cash requirements. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. There can be no assurance that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including the Credit Facility or the indenture that governs our 8.875% senior unsecured notes due 2018 (“Notes”). In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Credit Facility and the indenture that governs the Notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding debt to be due and payable;

•

the lenders under our Credit Facility could terminate their commitments to lend us money, declare all outstanding amounts there under due and payable, and foreclose against the assets securing their borrowings; and

•	we could be forced into bankruptcy or liquidation, which could result in our security holders’ loss of their investment.

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks described above.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing the Notes do not fully prohibit us or our subsidiaries from doing so. If we incur any additional indebtedness that ranks pari passu with the Notes, the holders of that new debt will be entitled to share ratably with the Note holders in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us. This may have the effect of reducing the amount of proceeds paid to our Note holders. Additionally, our Credit Facility includes up to a $30.0 million committed revolving credit facility, under which we may borrow from time to time. Furthermore, we have an uncommitted incremental credit facility allowing for increases under the revolving credit facility and term loans, and borrowing of new tranches of term loans, in each case, up to an aggregate principal amount not to exceed the greater of (i) $100.0 million and (ii) our and our subsidiaries’ Adjusted EBITDA (as defined in the agreement governing our Credit Facility) for the most recent four fiscal quarters. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Credit Facility and Notes” for a more complete description of the terms and features of the Credit Facility and the Notes.

Our Credit Facility and the indenture governing our Notes include a number of significant restrictions and covenants that limit our flexibility in operating our business.

Our Credit Facility and the indenture governing our Notes include a number of customary and significant restrictions and covenants, subject to certain exceptions, that limit our ability to, among other things:

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

In addition, the restrictive covenants in our Credit Facility require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we can give no assurance that we will meet them. A breach of any of these covenants could result in a default under our Credit Facility. Upon the occurrence of an event of default under our Credit Facility, the lenders could elect to declare all amounts outstanding there under to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our Credit Facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our Credit Facility. If the lenders under our Credit Facility accelerate the repayment of borrowings, there can be no assurance that we will have sufficient assets to repay our Credit Facility and our other indebtedness, including the Notes, or borrow sufficient funds to refinance such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.

Fluctuations in interest rates could adversely affect our liquidity, interest expense and financial results.

The term loans under our Credit Facility have variable interest rates. To the extent that we do not enter into hedging arrangements that effectively fix the interest rate on a portion of our senior debt, the interest rate on all of the debt covered by our Credit Facility will fluctuate based on LIBOR, Euribor and other variable interest rates. To the extent these interest rates increase, our interest expense may increase, in which event, we may have difficulty making interest payments and funding our other costs and our ability to comply with the financial covenants in our Credit Facility may be adversely affected. On August 8, 2011, we entered into interest rate caps covering a portion of our floating rate debt, which provide interest rate protection in the event LIBOR or Euribor exceed 3.0%. Consequently, our financial statements are exposed to the effects of interest rate fluctuations below 3.0%, which could have a material impact on our results of operations.

Risks Relating to Our Notes

Not all of our subsidiaries guarantee our obligations under the Notes, and the Notes are structurally subordinated to all indebtedness of our non-guarantor subsidiaries.

The Notes are guaranteed by each of our existing and subsequently acquired, direct or indirect wholly-owned domestic subsidiaries. Except for such subsidiary guarantors of the Notes, our subsidiaries, including all of our foreign subsidiaries and our subsidiaries that are less than wholly-owned, have no obligation, contingent or otherwise, to pay amounts due under the Notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payment.

The Notes are structurally subordinated to all indebtedness and other obligations of any non-guarantor subsidiary, even if such obligations do not constitute senior indebtedness, such that, in the event of insolvency, liquidation, reorganization, dissolution or other winding up of any non-guarantor subsidiary, all of such subsidiary’s creditors (including trade creditors and preferred stockholders, if any) would be entitled to payment in full out of such subsidiary’s assets before we would be entitled to any payment. As a result, the Notes are effectively subordinated to all liabilities of our non-guarantor subsidiaries.

Our non-guarantor subsidiaries also may be subject to restrictions on their ability to distribute cash to us as a result of law and, as a result, we may not be able to access their cash flows to service our debt obligations, including the Notes.

Our non-guarantor subsidiaries accounted for approximately $455.3 million or 77.6% of our net sales for the twelve month period ended December 31, 2011 and $496.0 million or 74.5% of our total assets and $378.8 million or 56.7% of our total liabilities as of December 31, 2011.

A Note holder’s right to receive payments on the Notes is effectively junior to those lenders who have a security interest in our assets.

Our obligations under the Notes and the guarantors’ obligations under their guarantees of the Notes are unsecured. As a result, the Notes and the related guarantees are effectively subordinated to all of our and the guarantors’ secured indebtedness to the extent of the value of the assets securing such indebtedness. Our obligations under our Credit Facility are secured by a pledge of substantially all of our and our guarantors’ tangible and intangible assets. In the event that we or a guarantor are declared bankrupt, become insolvent or are liquidated or reorganized, our obligations under our Credit Facility and any other secured obligations will be entitled to be paid in full from our assets or the assets of such guarantor, as the case may be, pledged as security for such obligation before any payment may be made with respect to the Notes. Holders of the Notes would participate ratably in our remaining assets or the remaining assets of the guarantor, as the case may be, with all holders of unsecured indebtedness that are deemed to rank equally with the Notes, based upon the respective amount owed to each creditor. In addition, if we default under our Credit Facility, the lenders could declare all of the funds borrowed there under, together with accrued interest, immediately due and payable. If we were unable to repay such indebtedness, the lenders could foreclose on the pledged assets to the exclusion of holders of the Notes, even if an event of default exists under the indenture under which the Notes were issued at such time. Furthermore, if the lenders foreclose and sell the pledged equity interests in any subsidiary guarantor under the Notes, then that subsidiary guarantor will be released from its guarantee of the Notes automatically and immediately upon such sale. In any such event, because the Notes are not secured by any of our assets or the equity interests in subsidiary guarantors, it is possible that there would be no assets remaining from which Note holder claims could be satisfied or, if any assets remained, they might be insufficient to satisfy Note holder claims fully.

As of December 31, 2011, we and our guarantor subsidiaries had $227.1 million of secured indebtedness under our Credit Facility which does not include additional borrowing availability under our revolving credit facility or incremental facility. The indenture governing the Notes permits the incurrence of substantial additional indebtedness by us and our restricted subsidiaries in the future, including secured indebtedness. Any secured indebtedness incurred would rank senior to the Notes to the extent of the value of the assets securing such indebtedness.

Our ability to repay the Notes depends on the performance of our subsidiaries, including our non-guarantor subsidiaries, and their ability to make payments or distributions.

We conduct a significant portion of our operations through our subsidiaries. Accordingly, repayment of our indebtedness, including the Notes, is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of the Notes, our subsidiaries, including all of our foreign subsidiaries, do not have any obligation to pay amounts due on the Notes or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the Notes. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the indenture governing the Notes limits the ability of certain of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions.

If cash flow from our U.S. operations is insufficient to make payments of principal and interest on our debt, including amounts due under the Notes, we must rely on cash flow from our foreign operations to make these payments.

In addition, our ability to repatriate cash generated by our foreign operations or borrow from our foreign subsidiaries may be limited by tax, foreign exchange or other laws. Foreign earnings may be subject to withholding requirements for foreign taxes. Cash we hold in foreign entities may become subject to exchange controls that prevent their being converted into other currencies, including dollars. Foreign tax laws may affect our ability to repatriate cash from foreign subsidiaries in a tax efficient manner or at all. Legal and contractual dividend restrictions may prevent foreign subsidiaries from paying dividends or other cash distributions to service payments on the Notes, and directors and officers of such foreign subsidiaries may therefore be unable or unwilling to authorize such payments or such loans. If these or other risks limit our ability to transfer cash generated by our foreign operations to us, our ability to make payments on our debt, including amounts due under the Notes, would be harmed.

We may not be able to satisfy our obligations to holders of the Notes upon a change in control.

In the event of a change in control, each Note holder may require us to purchase all or a portion of his or her Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest thereon to the date of purchase. Our ability to repurchase the Notes upon a change in control is limited by the terms of our Credit Facility and our other debt. Upon a change in control, we may be required immediately to repay the outstanding principal, any accrued interest and any other amounts owed by us under the Credit Facility. There can be no assurance that we would be able to repay amounts outstanding under the Credit Facility or obtain necessary consents under the Credit Facility to repurchase the Notes. Any requirement to offer to purchase any outstanding Notes may result in us having to refinance our other outstanding debt, which we may not be able to do. In addition, even if we were able to refinance this debt, the refinancing may not be on terms favorable to us. Our failure to purchase the Notes would be a default under the indenture governing the Notes.

The change in control provision in the indenture may not protect Note holders in the event we consummate a highly leveraged transaction, reorganization, restructuring, merger or other similar transaction, unless such transaction constitutes a change in control under the indenture. Such a transaction may not involve a change in voting power or beneficial ownership or, even if it does, may not involve a change of the magnitude required under the definition of change in control triggering event in the indenture to trigger our obligation to repurchase the Notes. Except as described above, the indenture does not contain provisions that permit the holders of the Notes to require us to repurchase or redeem the Notes in an event of a takeover, recapitalization or similar transaction.

Federal and state fraudulent transfer laws may permit a court to void the Note guarantees, and, if that occurs, Note holders may not receive any payments on the Notes.

Federal and state fraudulent transfer and conveyance statutes may apply to the issuance of the Notes and the incurrence of the guarantees. Under federal bankruptcy law and comparable provisions of state fraudulent transfer or conveyance laws, which may vary from state to state, the Notes or guarantees could be voided as a fraudulent transfer or conveyance if (i) we or any of the guarantors, as applicable, issued the Notes or incurred the guarantees with the intent of hindering, delaying or defrauding creditors or (ii) we or any of the guarantors, as applicable, received less than reasonably equivalent value or fair consideration in return for either issuing the Notes or incurring the guarantees, and, in the case of (ii) only, one of the following is also true at the time thereof:

•	we or any of the guarantors, as applicable, were insolvent or rendered insolvent by reason of the issuance of the Notes or the incurrence of the guarantees;

•	the issuance of the Notes or the incurrence of the guarantees left us or any of the guarantors, as applicable, with an unreasonably small amount of capital to carry on the business;

•	we or any of the guarantors intended to, or believed that we or such guarantor would, incur debts beyond our or such guarantor’s ability to pay as they mature; or

•

we or any of the guarantors was a defendant in an action for money damages, or had a judgment for money damages docketed against us or such guarantor if, in either case, after final judgment, the judgment is unsatisfied.

A court would likely find that we or a guarantor did not receive reasonably equivalent value or fair consideration for the Notes or such guarantee if we or such guarantor did not substantially benefit directly or indirectly from the issuance of the Notes or the applicable guarantee. As a general matter, value is given for a transfer or an obligation if, in exchange for the transfer or obligation, property is transferred or an antecedent debt is secured or satisfied.

We cannot be certain as to the standards a court would use to determine whether or not we or the guarantors were solvent at the relevant time or, regardless of the standard that a court uses, that the issuance of the guarantees would not be further subordinated to our or any of our guarantors’ other debt. Generally, however, an entity would be considered insolvent if, at the time it incurred indebtedness:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all its assets;

•

the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they become due.

Each guarantee of the Notes contains a provision designed to limit the subsidiary guarantor’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its guarantee to be a fraudulent transfer. However, there is some doubt as to whether this provision is effective to protect such guarantee from being voided under fraudulent transfer law. In a recent Florida bankruptcy case, a similar provision was found to be ineffective to protect the guarantees.

If a court were to find that the issuance of the Notes or the incurrence of the guarantee was a fraudulent transfer or conveyance, the court could void the payment obligations under the Notes or such guarantee or further subordinate the Notes or such guarantee to presently existing and future indebtedness of ours or of the applicable guarantor, or require the holders of the Notes to repay any amounts received with respect to such guarantee. In the event of a finding that a fraudulent transfer or conveyance occurred, Note holders may not receive any repayment on the Notes. Further, the voidance of the Notes could result in an event of default with respect to our and our subsidiaries’ other debt that could result in acceleration of such debt.

Our Notes are not listed on an exchange and the market price for our Notes may be volatile.

Our Notes are not listed on an exchange and we do not know if or when an active trading market for our Notes will develop, if at all. In addition, the market for non-investment-grade debt has been subject to disruptions that have caused substantial volatility in the prices of securities similar to our Notes. The market for our Notes, if any, may be subject to similar disruptions, and any such disruptions may adversely affect their value. Holders may not be able to sell their Notes at a particular time or at a favorable price.

Risks Relating to Our Common Stock

We do not anticipate paying a dividend on our common stock in the foreseeable future, which may adversely affect the market price of our common stock.

Our Credit Facility and the indenture governing our Notes limit or prohibit the payment of dividends on our common stock. Accordingly, we do not anticipate paying dividends on our common stock for the foreseeable future. The lack of dividend payments may adversely affect the market price of our common stock.

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

On December 30, 2011, the last trading day in 2011, the closing price of our common stock was $6.54 as compared with $15.95 as of December 31, 2010. During the twelve months ended December 31, 2011, the lowest price of our common stock was $6.30 and the highest price was $25.51.

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

On the date we emerged from bankruptcy protection, referred to as the Effective Date, by operation of the plan of reorganization, all of our common stock then outstanding, par value $0.01 or old common stock, was cancelled and approximately 82.6% of our new common stock, par value $0.001 was issued to our lenders. Holders of our old common stock were issued approximately 17.4% of the new common stock, along with warrants to purchase up to an additional 10% of the new common stock outstanding on the Effective Date on a fully diluted basis. Also pursuant to the plan of reorganization, a majority of the directors serving on our reconstituted Board of Directors were nominated by certain of our then-lenders, including American Securities LLC (together with its affiliates, “American Securities”) and Carl Marks Strategic Investments, L.P. (together with its affiliates, “Carl Marks”). We also entered into the Director Nomination Agreements with certain of our then-lenders, including American Securities and Carl Marks, pursuant to which the applicable lender(s) may designate one individual for nomination to our Board of Directors, so long as the lender(s) continues to own at least 50% of the new common stock issued to such lender(s) under the plan of reorganization.

As of March 2, 2012, American Securities holds 14.3% of the outstanding shares of our common stock and Mr. Saiontz, a member of our Board of Directors, is a managing director of American Securities LLC. In addition, Carl Marks owns 12.0% of the outstanding shares of our common stock. Mr. Wilson, who is a general partner of Carl Marks Management Company, is also a member of our Board of Directors. As a result, Carl Marks and American Securities have a strong ability to influence our business, policies and affairs, and we cannot be certain that their interests will be consistent with the interests of other holders of our common stock.

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

As of December 31, 2011, we operate 38 facilities, of which 31 are manufacturing facilities in the following 14 countries: Argentina, Austria, Australia, Brazil, Canada, China, Finland, France, Germany, Italy, Japan, Mexico, Spain and the United States. Of the 31 manufacturing facilities that we operate, 11 are clothing manufacturing facilities, 18 are rolls manufacturing facilities and 2 are both clothing and rolls facilities. Almost all of our facilities are owned by us, rather than leased.

Excluded from the above property information is (i) one vacant former rolls manufacturing facility in Sherbrooke, Canada which was closed in the first quarter of 2009, and held for sale at December 31, 2010. We sold this property in January of 2011; and (ii) A vacant facility in Vietnam which is held for sale at December 31, 2010 and 2011.

We also have license agreements with two licensees that manufacture our roll covers products at their facilities in Japan and India. We have license agreements with one licensee that manufactures our clothing products in North America, various European countries and certain Pacific Rim countries.

ITEM 3.	LEGAL PROCEEDINGS

We and our subsidiaries are involved in various legal matters, which have arisen in the ordinary course of business as a result of various labor claims, taxing authority reviews and other legal matters. As of December 31, 2011, we accrued an immaterial amount in our financial statements for these matters for which we believed the possibility of loss was either probable or possible, and we were able to estimate the damages or, under applicable income tax accounting guidance, it was more likely than not we would not be able to sustain a particular income tax position. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.

Governmental Proceedings and Undertakings.

In November of 2011, the Federal Revenue Department of the Ministry of Finance of Brazil (“FRD”) issued a tax assessment against our indirect subsidiary, Xerium Technologies Brasil Indústria e Comércio S.A. (“Xerium Brazil”), challenging the goodwill recorded in the 2005 acquisition of Wangner Itelpa and Huyck Indústria e Comércio S.A. by Robec Brasil Participações Ltda. This assessment denies the amortization of that goodwill against net income for the years 2006 through 2010. In addition, the assessment seeks payment of approximately $42.6 million (subject to currency exchange rates) of tax, penalties and interest. We believe the transactions in question (i) complied with Brazilian tax and accounting rules, (ii) were effected for a legitimate business purpose, to consolidate our operating activities in Brazil into one legal entity, and (iii) were properly documented and declared to Brazilian tax and corporate authorities. Based on the foregoing, Xerium Brazil filed a response disputing the tax assessment at the first administrative level of appeal within the FRD in December 2011.

Although there can be no assurances, we believe at the time of this filing, that it is more likely than not that we will prevail on every tax position under examination and therefore we have not accrued any amounts related to this assessment. Because we are at a preliminary stage of the process for resolving this dispute with the FRD, we cannot assure a favorable outcome and cannot currently estimate the timing of the final resolution of this matter. We believe we have meritorious defenses and will vigorously contest this matter. However, if the FRD’s initial position is sustained, the amount assessed would result in a material adjustment to our consolidated financial statements and would adversely impact our financial condition and results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the New York Stock Exchange under the symbol “XRM”. On March 2, 2012, there were approximately 86 stockholders of record of our common stock and the closing price of our common stock as reported by the New York Stock Exchange was $7.71 per share. The following table lists the high and low sales prices for our common stock within the two most recent fiscal years. All stock prices have been adjusted to reflect the effective 20 to 1 reverse stock split of our common stock on May 25, 2010.

Period	High	Low
2011
Fourth quarter	$11.04	$6.30
Third quarter	19.07	10.02
Second quarter	25.51	17.58
First quarter	24.45	15.75

2010
Fourth quarter	$16.24	$12.32
Third quarter	14.16	9.66
Second quarter	28.00	13.15
First quarter	20.00	9.40

The following table presents information with respect to repurchases of common stock made by us during the three months ended December 31, 2011.

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October of 2011	—	—	—	—
November of 2011	2,276	$9.46	—	—
December of 2011	—	—	—	—

Total.	2,276	$9.46	—	—

(1)	These shares of common stock were purchased by us from a retiring director in a private transaction. We purchased these shares in order to provide the director sufficient liquidity to satisfy tax obligations arising from the recognition of income upon his retirement from the Board of Directors at which time outstanding deferred stock units held by the director converted into shares of common stock.

The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

Our current credit facility prohibits, and our previous credit facility prohibited our payment of dividends and accordingly, we made no such payments during the years ended December 31, 2010 and 2011.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and the related Notes to Consolidated Financial Statements. All per share amounts have been adjusted to reflect a 20-to-1 reverse stock split of our common stock occurring on May 25, 2010.

	Year ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Statement of operations data:
Net sales	$586,960	$548,334	$500,091	$638,139	$615,426
Costs and expenses:
Cost of products sold	370,754	333,958	312,596	394,467	361,913
Selling	79,407	72,883	66,808	80,175	79,157
General and administrative	62,012	74,798	56,169	92,112	70,218
Restructuring and impairments	1,589	10,004	4,080	16,968	7,733
Research and development	12,097	11,427	11,309	11,740	10,189
Goodwill impairment	—	—	80,600	—	185,300
Curtailment/settlement gains	—	—	—	(39,968)	—

Total operating costs and expenses	525,859	503,070	531,562	555,494	714,510

Income (loss) from operations	61,101	45,264	(31,471)	82,645	(99,084)
Other income (expense):
Interest expense, net	(39,150)	(56,795)	(67,300)	(58,504)	(53,126)
Loss on extinguishment of debt	(2,926)	—	—	—	—
Foreign exchange (loss) gain	(156)	1,668	(905)	6,356	(347)

Income (loss) before reorganization items and provision for income taxes	18,869	(9,863)	(99,676)	30,497	(152,557)
Reorganization items	—	(44,957)	—	—	—

Income (loss) before provision for income taxes	18,869	(54,820)	(99,676)	30,497	(152,557)
(Provision) benefit for income taxes	(10,679)	(18,266)	(12,317)	(3,901)	2,345

Net income (loss)	$8,190	$(73,086)	$(111,993)	$26,596	$(150,212)

Net income (loss) per common share—basic	$0.54	$(7.29)	$(45.80)	$11.60	$(67.20)

Net income (loss) per common share—diluted	$0.54	$(7.29)	$(45.80)	$11.60	$(67.20)

Cash dividends per common share	$—	$—	$—	$—	$11.25

	Year ended December 31,
	2011	2010	2009	2008	2007
Balance sheet data (at end of period):
Unrestricted cash and cash equivalents	$43,566	$38,701	$23,039	$34,733	$24,218
Total assets	665,721	689,942	693,511	818,097	899,027
Senior debt	467,137	475,563	583,564	606,200	657,506
Total debt	469,054	481,177	640,121	616,957	666,801
Total stockholders’ (deficit) equity	(2,305)	18,735	(119,657)	(27,581)	(1,052)

Cash flow data:
Net cash provided by operating activities	$45,208	$20,734	$16,131	$77,068	$89,020
Net cash used in investing activities	(8,688)	(37,488)	(14,171)	(35,233)	(57,200)
Net cash (used in) provided by financing activities	(31,463)	32,626	(14,630)	(32,312)	(27,237)

Other financial data:
Depreciation and amortization	$43,686	$41,281	$41,867	$45,928	$45,540
Capital expenditures	30,154	(27,928)	19,532	39,028	47,859

The following table presents our unaudited consolidated statements of operations data for each quarter in the two years ended December 31, 2011. The information for each of these quarters is unaudited, but has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. Certain prior period balances have been reclassified to conform with the current year presentation. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been made to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the notes thereto appearing elsewhere in this document. These operating results are not necessarily indicative of the results of operations that may be expected for any future period. All per share amounts have been adjusted to reflect a 20-to-1 reverse stock split of our common stock on May 25, 2010.

	For the Three Months Ended
	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010
			(in thousands, except per share data)
Statement of operations data:
Net sales	$145,189	$148,227	$150,378	$143,166	$144,593	$135,899	$132,827	$135,015
Costs and expenses:
Cost of products sold	94,986	94,010	92,507	89,251	86,287	83,258	81,109	83,304
Selling	19,559	19,817	20,507	19,524	18,897	18,043	17,901	18,042
General and administrative	14,452	14,002	16,178	17,380	14,701	15,652	17,595	26,850
Restructuring and impairments	302	577	542	168	2,571	3,322	2,544	1,567
Research and development	3,177	2,907	2,925	3,088	2,720	2,887	2,952	2,868

Total operating costs and expenses	132,476	131,313	132,659	129,411	125,176	123,162	122,101	132,631

Income from operations	12,713	16,914	17,719	13,755	19,417	12,737	10,726	2,384
Other income (expense):
Interest expense, net	(9,441)	(9,873)	(9,982)	(9,854)	(12,266)	(12,020)	(16,865)	(15,644)
Loss on extinguishment of debt	—	—	(2,926)	—	—	—	—	—
Foreign exchange gain (loss)	128	(289)	(159)	164	932	744	370	(378)

Income (loss) before reorganization items and provision for income taxes	3,400	6,752	4,652	4,065	8,083	1,461	(5,769)	(13,638)
Reorganization items	—	—	—	—	(583)	(799)	(29,192)	(14,383)

Income (loss) before provision for income taxes	3,400	6,752	4,652	4,065	7,500	662	(34,961)	(28,021)
Provision for income taxes	(967)	(3,264)	(3,030)	(3,418)	(6,762)	(4,318)	(5,050)	(2,136)

Net income (loss)	$2,433	$3,488	$1,622	$647	$738	$(3,656)	$(40,011)	$(30,157)

Net income (loss) per common share—basic	$0.16	$0.23	$0.11	$0.04	$0.05	$(0.24)	$(5.38)	$(12.05)

Net income (loss) per common share—diluted	$0.16	$0.23	$0.11	$0.04	$0.05	$(0.24)	$(5.38)	$(12.05)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the section titled “Risk Factors,” the Consolidated Financial Statements and related Notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

Recent Developments

Global Economic Environment

Our operations are highly dependent upon the pulp and paper production industry and the degree to which the paper industry is affected by global economic conditions and the availability of credit.

Beginning in 2008 and continuing through most of 2009, the global paper industry experienced a sharp reduction in production levels, caused by the general slowdown in economic activity and related paper consumption during the same period and the paper manufacturers’ reduction of excessive inventories. The slowdown of production was across most grades of paper production, but most notably in packaging and newsprint grades. For packaging grades, demand was directly related to broad manufacturing and transportation activity reduction, while newsprint demand has been declining over a number of years due to the greater prevalence of electronic media and was exacerbated during the recession by a reduction in print advertising. One of the results of this recession driven reduction in demand for paper products was that the paper manufacturers dramatically and quickly reduced production through curtailments of machines and complete mill shutdowns. These curtailments, which began in late 2008, served to reduce inventories and match output with demand. By early 2010, most mills and equipment not permanently shuttered had resumed production.

In the first half of 2011, global paper and board production continued the recovery that began in 2010, particularly in developing countries. As international shipments of manufactured goods increased, containerboard production recovered particularly strongly, contributing over 50% of the total global improvement. The paper and board production recovery stalled in the second half of 2011, particularly in Europe and South America. In the near term, we expect that global paper and board manufacturers’ operating rates will remain near their second half 2011 levels. As a result of these factors, pricing pressures increased as 2011 progressed. We have endevored to maintain our current pricing levels in both our clothing and rolls segments.

Overview

We are a leading global manufacturer and supplier of two types of consumable products used primarily in the production of paper—clothing and roll covers. Our operations are strategically located in the major paper-producing regions of North America, Europe, South America and Asia-Pacific.

Our products play key roles in the formation and processing of paper along the length of a paper-making machine. Paper producers rely on our products and services to help improve the quality of their paper, differentiate their paper products, operate their paper-making machines more efficiently and reduce production costs. Our products and services typically represent only a small percentage of a paper producer’s overall production costs, yet they reduce costs by permitting the use of lower-cost raw materials and reducing energy consumption. Paper producers must replace clothing and refurbish or replace roll covers regularly as these products wear down during the paper production process. Our products are designed to withstand extreme temperature, chemical and pressure conditions, and are the result of a substantial investment in research and development and highly sophisticated manufacturing processes.

We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed on a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production.

Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is selected to fit each individual paper-making machine and process. In 2011, our clothing segment represented 66% of our net sales.

Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by the paper producer. Roll covers are tailored to each individual paper-making machine and process, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and manufacture spreader rolls. Additionally, we provide various related products and services to our customers, both directly and through third party providers, as a growing part of our overall product offering through our roll covers sales channels. In 2011, our roll cover segment represented 34% of our net sales.

Industry Trends and Outlook

Historically, demand for our products has been driven primarily by the volume of paper produced on a worldwide basis. We expect the growth of global paper production from 2012 to 2015 to be between 3% and 4% per annum. Generally, and over time, we expect growth in paper production to be greater in Asia-Pacific, South America and Eastern Europe than in the more mature North American and Western European regions where demand may potentially decline. Between 2008, especially the latter part of the year, and 2009, the global paper industry experienced a sharp reduction in production levels, caused by the general slowdown in economic activity and related paper consumption during the same period. In 2010 and 2011, global paper and board production began to recover from the economic recession and show growth, particularly in developing countries, although growth slowed in the second half of 2011. We believe that our increase in net sales volume in 2011 and 2010 as compared with 2009 reflects this recovery as well as the success of our new products.

The profitability of paper producers has historically been highly cyclical due to wide swings in the price of paper, driven to a high degree by the oversupply of paper during periods when paper producers have more aggregate capacity than the market requires. A sustained downturn in the paper industry, either globally or in a particular region, can cause paper manufacturers to reduce production or cease operations, which could adversely affect our net sales and profitability. Since 2000, paper producers have taken actions that seek to structurally improve the balance between the supply of and demand for paper. As part of these efforts, they have permanently shut down many paper-making machines or entire manufacturing facilities. Papermakers continue to experience low levels of profitability. We believe that further consolidation among papermakers, reduction in the number of paper producers, and shutdowns of paper-making machines or facilities will occur in Europe and North America until there is a better balance between supply and demand for paper and the profit levels of paper producers improve. This rebalancing has been accelerated since the most recent global economic recession. Over a number of years, paper consumption growth, particularly in South America and Asia-Pacific, is expected to drive an increase in the global production rates required to maintain balance between supply and demand. It is highly likely, however, that the recession-led consumption slow-down and related effect on global paper production will continue in the near term. Also affecting machine curtailments are structural productivity gains from improved products that we and our competitors supply.

Global paper production growth that does occur would be moderated by the level of industry consolidation and paper-machine shutdown activity that is a continuing underlying trend in North America and Western Europe. We also believe that, in addition to industry consolidation and paper machine shutdown activity in North America and Western Europe, the trend towards new paper machine designs with fewer rolls and market recognition of the extended life of our roll cover products has been and will continue to negatively impact demand for these products and their volume potential. However, we believe volume declines would be partially offset by our introduction of new products with the extended life qualities that our customers desire and increasing market share of proprietary products such as our SmartRoll™. Additionally, we are seeing a trend that paper producers are placing an increasing emphasis on maintenance cost reduction and, as a result, are extending the life of roll covers through additional maintenance cycles before replacing them.

We anticipate that pricing pressure for our products may continue with the consolidation among paper producers and as the shift of paper production growth in Asia-Pacific develops. In response to this pricing pressure, we expect to focus our research and development efforts on new products that our customers value. In addition, we will continue to enhance and deploy our value added selling approach as part of our strategy to differentiate our products, while at the same time we remain focused on cost reduction and efficiency programs. The negative paper industry trends described above are likely to continue. Although there appears to be a sustained, but slow recovery underway, we believe that the paper industry will experience increased emphasis on cost reduction, continued paper-machine shutdown activity, and reduced availability of credit than would have been the case in the absence of the economic downturn. These industry dynamics could negatively impact our business, results of operations and financial condition.

Net sales and Expenses

Net sales in both our clothing and roll covers segments are primarily driven by the following factors:

•	The volume of worldwide paper production;

•	Our ability to introduce new products that our customers value;

•	Advances in the technology of our products, which can provide value to our customers by improving the efficiency of paper-making machines and reduce their manufacturing costs;

•	Our ability to provide products and services which reduce paper-making machine downtime while at the same time allowing the manufacture of high quality paper products; and

•	The impact of currency fluctuations.

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

Our operating cost levels are impacted by total sales volume, the impact of inflation, foreign currency fluctuations and the level and impact of cost reduction programs.

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

The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $12.1 million, $11.4 million and $11.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Foreign Exchange

We have a geographically diverse customer base. In 2011, we generated approximately 36% of our net sales in North America, 34% in Europe, 9% in South America, 19% in Asia-Pacific and 2% in the rest of the world.

A substantial portion of our net sales is denominated in Euros or other currencies. As a result, changes in the relative values of U.S. Dollars, Euros and other currencies affect our reported levels of net sales and profitability as the amounts are translated into U.S. Dollars for reporting purposes. In particular, decreases in the value of the U.S. Dollar relative to the value of the Euro and these other currencies positively impact our levels of revenue and profitability because the translation of a certain number of Euros or units of such other currencies into U.S. Dollars for financial reporting purposes will represent fewer U.S. Dollars.

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

Currency fluctuations have a greater effect on the level of our net sales than on the level of our income (loss) from operations. For example, in 2011 as compared to 2010, the change in the average value of the U.S. Dollar against most of the currencies we conduct our business in resulted in net increases of $16.6 million in net sales and net decreases of $1.6 million in income from operations. Although the 2011 results reflect a period in which the average value of the U.S. Dollar decreased against the Euro as compared to 2010, we would expect an opposite effect in a period in which the value of the U.S. Dollar increases.

During 2011, we conducted business in 9 foreign currencies. The following table provides the average exchange rate in 2011 and 2010 of the U.S. Dollar against each of the four foreign currencies in which we conduct the largest portion of our operations.

Currency	Average exchange rate of the U.S. Dollar in 2011	Average exchange rate of the U.S. Dollar in 2010
Euro	$1.39 = 1 Euro	$1.33 = 1 Euro
Brazilian Real	$0.60 = 1 Brazilian Real	$0.57 = 1 Brazilian Real
Canadian Dollar	$1.01 = 1 Canadian Dollar	$0.97 = 1 Canadian Dollar
Australian Dollar	$1.03 = 1 Australian Dollar	$0.92 = 1 Australian Dollar

Over the last year, approximately 40% of our operations have been conducted in Euros, approximately 8% in the Brazilian Real (although a significant portion of Brazil net sales are in US Dollars) and approximately 6% in the Canadian Dollar.

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

Domestic and Foreign Operating Results:

The following is an analysis of our domestic and foreign income from operations during the year ended December 31, 2011 and 2010 and a discussion of the results of operations during those periods:

	Year Ended December 31,
	2011	2010
Domestic	$7,504	$4,678
Foreign	53,597	40,586

Total	$61,101	$45,264

Our domestic income from operations represented approximately 31% of total net sales and the our foreign operations represented approximately 69% of total net sales during the year ended December 31, 2011. During the year ended December 31, 2011, domestic gross margin rates were lower than foreign gross margin rates, primarily due to product mix and market differences. In addition, domestic selling, general and administrative and research and development expenses were higher as a percentage of net sales, as certain large corporate overhead costs were included in the domestic results.

Cash flows from the above foreign income from operations typically remains reinvested in the foreign subsidiaries. However, there is no legal restriction or material adverse consequence for repatriating the cash flows to the domestic subsidiaries to assist in debt repayment, capital expenditures and other expenses of our operations.

Debt Refinancing

On May 26, 2011, we completed a refinancing transaction, which replaced certain of our then outstanding indebtedness with an offering of $240 million of our 8.875% senior unsecured notes due 2018 and a new approximately $278 million multi-currency senior secured credit facility, comprised of approximately $248 million of senior secured term loans and a committed $30 million senior secured revolving credit facility. The goal of the refinancing was to extend the maturity of, and fix the interest rate on, a portion of our debt, while providing lower interest rates and increased operational flexibility. See “Credit Facility and Notes” for a discussion of the notes and current credit facility.

Chapter 11 Filing, Emergence and Plan of Reorganization

On March 30, 2010, we and certain of our subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code, 11 U.S.C. §§ 101-1532, and on April 1, 2010, following approval by the Bankruptcy Court, we entered into a debtor-in-possession financing facility consisting of a $20 million revolving credit facility and $60 million term loan (the “Exit Facility”). On May 25, 2010 (the “Effective Date”), our amended joint prepackaged plan of reorganization (the “Plan”) became effective, at which time we emerged from Chapter 11. Pursuant to the Plan, on the Effective Date:

•

20 million shares of our new common stock, par value $0.001 were authorized, of which an aggregate of 14,970,050 shares were issued and outstanding, as described below. In addition, 1,000,000 shares of preferred stock, par value $0.001, were authorized, of which 20,000 shares were designated as Series A Junior Participating Preferred Stock;

•

All of the shares of our common stock then outstanding, par value $0.01, or old common stock, were canceled and replaced with 2,566,150 shares of our new common stock, which was equivalent to a 20 to 1 reverse split of our old common stock;

•

The lenders under our pre-petition credit facility and the interest rate swap termination counterparties received, among other things, their ratable shares of (a) $10 million in cash, (b) $410 million in principal amount of term notes, issued pursuant to our post-reorganization senior credit facility (the “Prior Credit Facility”), and (c) 12,403,900 shares of new common stock;

•

Holders of our old common stock also received four-year warrants to purchase an aggregate of 1,663,760 shares of new common stock at an exercise price of $19.55 per share, representing approximately 0.0324108 warrants for each share of old common stock.

As previously disclosed in our filings with the SEC, we entered into a number of material agreements and engaged in a series of transactions on the Effective Date, including (i) the Prior Credit Facility (ii) an exit facility, which rolled over and replaced the DIP Facility (the “Exit Facility”) (iii) a Rights Agreement, (iv) a Registration Rights Agreement with certain of our stockholders, and (v) Director Nomination Agreements with certain of our stockholders.

Cost Reduction Programs

An important part of our strategy is to seek to reduce our overall costs and improve our competitiveness. As a part of this effort, we engage in cost reduction programs, which are designed to improve the cost structure of our global operations in response to changing market conditions. These cost reduction programs include headcount reductions throughout the world as well as plant closures that have rationalized production among our facilities to better enable us to meet customer demands. Cost savings have been realized in labor costs and other production overhead, other components of costs of products sold, general and administrative expenses and facility costs. The majority of the cost savings begin at the time of the headcount reductions and plant closure, with the remaining cost savings recognized over subsequent periods. Cost savings from headcount reductions have not been offset by related increases in other expenses. Cost savings related to plant closures have been partially offset by the reduction of revenues associated with those closed facilities in subsequent periods and additional costs incurred in the facilities that assumed the operations of the closed facility.

Our cost reduction efforts between 2002 and 2011 included the closing of 14 manufacturing facilities. During this same period, our headcount was lowered by almost 800 individuals as a result of these actions.

In 2009, we charged a total of $4.1 million to restructuring and impairments expense related to the continual streamlining of our operating structure and asset impairments, partially offset by a gain on sale of our rolls manufacturing facility in Sweden.

In 2010, we incurred restructuring expenses of approximately $10.0 million in the aggregate, primarily related to the North Bay, Ontario closure, the closure of a rolls plant in Germany, asset impairment charges in Vietnam and to headcount reductions resulting from the integration of the regional management structure in North America and Europe.

In 2011, we incurred restructuring expenses of approximately $1.6 million, primarily related to the continued streamlining of our cost structure and operations. We expect to continue to review our business to determine if additional actions can be taken to further improve our cost structure. We currently estimate restructuring expenses of approximately $5.0 to $10.0 million during 2012, primarily related to a continuation of streamlining our operating structure. Actual restructuring costs for 2012 may differ substantially from our estimates at this time, depending on actual operating results in 2012 and the timing of any restructuring activity.

Results of Operations

The tables that follow set forth for each of the three years in the period ended December 31, 2011, 2010 and 2009 certain consolidated operating results:

	Year ended December 31,
	2011	2010	2009
	(in millions)
Net sales	$586,960	$548,334	$500,091
Cost of products sold	370,754	333,958	312,596
Selling expenses	79,407	72,883	66,808
General and administrative expenses	62,012	74,798	56,169
Restructuring and impairments expenses	1,589	10,004	4,080
Research and development expenses	12,097	11,427	11,309
Goodwill impairment	—	—	80,600

Income (loss) from operations	61,101	45,264	(31,471)
Interest expense, net	(39,150)	(56,795)	(67,300)
Loss on debt extinguishment	(2,926)	—	—
Foreign exchange (loss) gain	(156)	1,668	(905)

Income (loss) before reorganization expenses and provision for income taxes	18,869	(9,863)	(99,676)
Reorganization expenses	—	(44,957)	—

Income (loss) before provision for income taxes	18,869	(54,820)	(99,676)
Provision for income taxes	(10,679)	(18,266)	(12,317)

Net income (loss)	$8,190	$(73,086)	$(111,993)

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010.

Net Sales. Net sales for the year ended December 31, 2011 increased by $38.6 million, or 7.0%, to $586.9 million from $548.3 million for the year ended December 31, 2010. During 2011 and 2010, approximately 66% of our net sales were in our clothing segment and approximately 34% were in our roll covers segment.

In our clothing segment, net sales increased by $26.7 million, or 7.4%, to $386.4 million from $359.7 million compared to the same period last year. The increase is primarily due to higher sales volume of $15.0 million, primarily in our North America and Asia-Pacific regions, and favorable currency effects of $11.7 million, partially offset by decreased sales volume in our European region.

In our roll covers segment, net sales increased by $11.9 million, or 6.3%, to $200.5 million from $188.6 million compared to the same period last year. The increase is primarily due to higher sales volume of $7.0 million primarily in our North America and Asia-Pacific regions, and favorable currency effects of $4.9 million, partially offset by decreased sales volume in our European and South American regions.

Cost of Products Sold. Cost of products sold for the year ended December 31, 2011 increased by $36.8 million, or 11.0%, to $370.8 million from $334.0 million for the year ended December 31, 2010.

In our clothing segment, cost of products sold, as a percentage of revenue, increased by 2.2% to 62.6% from 60.4% compared to the prior year. Cost of products sold increased $24.2 million or 11.2%. This increase is primarily driven by unfavorable currency effects of $9.4 million, higher sales volume resulting in increased cost of products sold of $6.1 million and unfavorable regional sales mix due to higher sales growth in regions with lower margins. In addition, fixed costs increased by $3.1 million, primarily due to the increase in depreciation, repairs and maintenance, the impact of inflation and an increase in inventory reserves.

In our roll covers segment, cost of products sold, as a percentage of revenue, increased by 2.5% to 65.5% from 63.0% compared to the prior year. Cost of products sold increased $12.6 million or 10.6%. This increase is driven by unfavorable currency effects of $2.9 million, increased sales volume resulting in increased cost of $3.1 million, increased material cost of $5.0 million, primarily due to higher purchase costs and higher sales growth in product lines with lower margins. In addition, fixed costs increased by $1.1 million.

Selling Expenses. For the year ended December 31, 2011 selling expenses increased by $6.5 million, or 8.9%, to $79.4 million from $72.9 million compared to the prior year, primarily due to unfavorable currency effects of $3.1 million, $1.6 million increase in compensation and $1.5 million higher sales commissions due to higher sales volume and related costs.

General and Administrative Expenses. For the year ended December 31, 2011, general and administrative expenses decreased by $12.8 million, or 17.1%, to $62.0 million from $74.8 million compared to the prior year. The decrease is primarily due to (1) lower bank, consulting and legal fees of $9.9 million as a result of the reorganization in 2010, (2) a decrease of $4.2 million in management incentive compensation from 2010 to 2011, (3) a decrease of $3.1 million due to additional stock compensation expense recorded in 2010 as a result of the acceleration of certain performance restricted stock plans in connection with the reorganization in 2010 and a decrease in stock compensation related to various amendments to and the expected payout of certain performance stock compensation plans in 2011, (4) the reversal of $1.1 million in 2011 related to a previously accrued value added tax amount in South America as a result of a favorable ruling by the taxing authorities in 2011 and (5) a decrease of $0.8 million in environmental costs in 2011. These decreases were partially offset by unfavorable currency effects of $2.5 million and an increase in bad debt expense of $2.5 million, primarily related to a reduction in the required reserve in 2010 and specific losses related to the bankruptcies of certain customers in 2011.

Restructuring and Impairment Expenses. For the year ended December 31, 2011, restructuring and impairment expenses decreased by $8.4 million, or 84.0%, to $1.6 million from $10.0 million for the year ended December 31, 2010. For the most part, restructuring expenses in 2011 and 2010 resulted from our long-term strategy to reduce production costs and improve long-term competitiveness as described above under “Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities and through headcount reductions. For the year ended December 31, 2011, restructuring expenses included $1.1 million related to the relocation of equipment and the wind up of the North Bay, Canada pension plan, as this facility was closed and sold in 2010 and approximately $0.8 million in various other restructuring expenses. Partially offsetting these charges was a $0.3 million gain recorded as a result of the sale of the Sherbrooke, Canada facility.

Interest Expense, Net. Net interest expense for the year ended December 31, 2011 decreased by $17.6 million or 31.0%, to $39.2 million from $56.8 million for the year ended December 31, 2010. The decrease was primarily attributable to $9.7 million of interest rate swaps being fully amortized at December 31, 2010, a $5.9 million lower interest expense due to lower debt balances and interest rates from 2010 to 2011, and $3.6 million lower amortization of deferred financing costs in 2011, primarily as a result of $3.9 million in amortization of the Debtor in Possession deferred financing fees in 2010 prior to the refinancing in 2010. These decreases were partially offset by unfavorable currency effects of $0.9 million and a decrease in interest income of $0.7 million, primarily as a result of lower balances in high-yield cash accounts in 2011.

Loss on Debt Extinguishment. The loss on debt extinguishment of $2.9 million in the year ended December 31, 2011 resulted from the refinancing of debt that closed on May 26, 2011. (See Note 6 of the Condensed Consolidated Financial Statements and “Credit Facility and Notes” below for further discussion on the refinancing). In 2010, as part of the reorganization, $14.4 million represented loss on debt extinguishment, and is included in reorganization expenses on the Condensed Consolidated Statements of Operations. See below for further discussion.

Foreign Exchange Gain (Loss). For the year ended December 31, 2011, we had a foreign exchange loss of $(0.2) million. For the year ended December 31, 2010 we had a foreign exchange gain of $1.7 million. Foreign exchange gains and losses are primarily the result of transactions made by an entity in their non-functional currency and hedging activities.

Reorganization Expenses. Reorganization expenses amounting to $45.0 are presented separately in our Condensed Consolidated Statements of Operations for the year ended December 31, 2010 and represent expenses that we had identified as directly relating to legal and professional fees of $16.3 million, a loss on extinguishment of debt of $14.4 million and $14.3 million related to the expenses incurred in connection with the Chapter 11 proceedings in 2010. As the proceedings were completed in May of 2010, we had no reorganization expenses in 2011.

Provision for Income Taxes. For the years ended December 31, 2011 and 2010, the provision for income taxes was $10.7 million and $18.3 million, respectively. We recorded lower tax expense in 2011 as compared with 2010 principally due to non-recurring tax expense recorded in 2010 to increase our gross uncertain tax position which did not affect 2011. Our effective income tax rate for the year ended December 31, 2011 was 56.6% as compared with our effective rate for the year ended December 31, 2010 of (33.3)%. Our effective income tax rate is primarily impacted by income we earn in tax paying jurisdictions relative to income we earn in non-tax paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 25% to 41%; however, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. We generate losses in certain jurisdictions for which we receive no tax benefit as the deferred tax assets in these jurisdictions (including net operating losses) are fully reserved in our valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States, the United Kingdom and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings.

In November 2011, Xerium Technologies Brasil Indústria e Comércio S.A., a Brazilian indirect subsidiary, received a notice of proposed income tax assessment from the Federal Revenue Department of the Ministry of Finance of Brazil totaling approximately $42.6 million (subject to currency exchange rates). Although there can be no assurances, we believe at the time of this filing, that it is more likely than not that we will prevail on every tax position under examination and therefore we have not accrued any amounts related to this assessment. See “Legal Proceedings” and Note 9 in the accompanying audited consolidated financial statements for further discussion.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009.

Net Sales. Net sales for the year ended December 31, 2010 increased by $48.2 million, or 9.6%, to $548.3 million from $500.1 million for 2009. For the year ended December 31, 2010, approximately 66% of our net sales was in our clothing segment and 34% was in our roll cover segment.

In our clothing segment, net sales for the year ended December 31, 2010 increased by $28.3 million, or 8.5%, to $359.7 million from $331.4 million for 2009 primarily due to higher sales volume in Europe, North America, South America and Asia-Pacific partially offset by unfavorable currency effects of $0.6 million. Overall pricing levels in our clothing segment remained relatively constant during the years ended December 31, 2010 and 2009.

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

In our clothing segment, cost of products sold increased by $12.8 million, or 6.3%, to $215.1 million for the year ended December 31, 2010 from $202.3 million for the year ended December 31, 2009 primarily due to approximately $9.1 million in higher sales volumes in Europe, North America, South America and Asia-Pacific during the year ended December 31, 2010 compared with the year ended December 31, 2009 and to unfavorable currency effects of $2.3 million.

In our roll covers segment, cost of products sold increased by $8.6 million, or 7.8%, to $118.9 million for the year ended December 31, 2010 from $110.3 million for the year ended December 31, 2009 primarily due to approximately $10.1 million in higher sales volumes in Europe, North America, South America and Asia-Pacific during the year ended December 31, 2010 as compared with the year ended December 31, 2009 offset by favorable currency effects of $1.3 million.

Selling Expenses. For the year ended December 31, 2010, selling expenses increased by $6.0 million, or 9.0%, to $72.8 million from $66.8 million for the year ended December 31, 2009. The increase was primarily due to an increase of approximately $5.3 million related to increased headcount and salaries and higher sales commissions as a result of higher sales volumes during the year ended December 31, 2010 as compared with the year ended December 31, 2009 and unfavorable currency effects of $0.8 million.

General and Administrative Expenses. For the year ended December 31, 2010, general and administrative expenses increased by $18.6 million, or 33.1%, to $74.8 million from $56.2 million for the year ended December 31, 2009. The increase was approximately half due to the result of gains recorded in 2009 that were absent in 2010 such as (1) a $3.4 million reversal that was recorded in 2009 for environmental expense related to remediation costs in Australia, (2) a $2.3 million decrease that was recorded in 2009 in litigation accruals for Brazilian labor matters and other legal matters, and (3) a $3.8 million decrease that was recorded in 2009 in provisions for doubtful accounts based on collections and lower reserves required for certain North American customers who had filed for bankruptcy. Additionally contributing to the increased expenses in 2010 as compared with 2009 were (1) increased financial restructuring costs of $1.2 million (These costs related to the amendment of our senior credit facility in effect prior to the Effective Date and were $9.9 million in 2010 and $8.7 million in 2009), (2) increased stock based and management incentive compensation expenses of $6.7 million primarily related to an amendment to the terms of all performance-based restricted stock units outstanding on December 24, 2009 to vest upon our successful debt restructuring, which occurred on the May 12, 2010, the date our Plan was confirmed by the Bankruptcy Court, and to the management incentive program approved in the third quarter of 2010, and (3) increased payroll related costs of $1.6 million due to our resumption of the employer match on our 401(k) plan effective the beginning of 2010. Currency translation effects remained relatively constant from 2009 to 2010.

Restructuring and Impairments Expenses. For the year ended December 31, 2010, restructuring expenses increased by $5.9 million, or 144.0%, to $10.0 million from $4.1 million for the year ended December 31, 2009 primarily due to the closure of our roll covers facility in North Bay, Ontario, the closure of one rolls plant in Germany, the closure of our Massachusetts office and an asset impairment related to our Vietnam facility. For the most part, restructuring expenses resulted from our long-term strategy to reduce costs and improve long-term competitiveness as described above under “Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities and through headcount reductions. For the year ended December 31, 2010, restructuring expenses consisted of severance costs, facility costs and asset impairments of $4.7 million, $2.5 million and $2.8 million, respectively.

Goodwill Impairment. There was no goodwill impairment recorded during the year ended December 31, 2010. As of December 31, 2009, we recorded a non-cash charge for goodwill impairment of $80.6 million related to our roll covers segment based on assessments performed at that date. In accordance with ASC Topic 350, Intangibles—Goodwill and other Intangible Assets (“Topic 350”), we are required to test goodwill at least annually for impairment, which we do each year at December 31. Applying the guidance in Topic 350, we determined that as of December 31, 2009, goodwill for the roll covers segment was impaired primarily due to the adverse effect of our credit issues and the effects of the current global economic environment.

Interest Expense, Net. Net interest expense for the year ended December 31, 2010 decreased by $10.5 million, or 15.6%, to $56.8 million from $67.3 million for the year ended December 31, 2009. The decrease is primarily attributable to the termination of all of our interest rate swaps on December 31, 2009, which carried fixed interest rates that were higher than variable interest rates and to lower interest expense due to lower debt balances under the Prior Credit Facility. Partially offsetting the decreases is $9.7 million during the year ended December 31, 2010 as compared with $3.8 million during the year ended December 31, 2009 from accumulated other comprehensive income to interest expense. These amounts represent the mark to market changes in the swaps in 2009 and the amortization in 2010 of the balance remaining in other comprehensive income relating to these swaps.

Foreign Exchange Gain (Loss). For the year ended December 31, 2010, we had a foreign exchange gain of $1.7 million compared to a $(0.9) million loss for the year ended December 31, 2009. Foreign exchange gains and losses are primarily the result of transactions made by an entity in their non-functional currency, hedging activities and U.S. Dollar denominated debt held by foreign entities.

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

Provision for Income Taxes. For the years ended December 31, 2010 and 2009, the provision for income taxes was $18.3 million and $12.3 million, respectively. Certain of our foreign and U.S. subsidiaries incurred losses during the years ended December 31, 2010 and 2009, for which no benefit was recognized due to established valuation allowances on deferred tax assets. We recorded income tax expense for 2010, even though we had a consolidated pre-tax loss, principally due to (i) losses that were incurred domestically and in certain foreign jurisdictions for which no corresponding tax benefit was recognized as the net operating losses that were created for tax purposes in these jurisdictions were fully reserved for book purposes, (ii) the establishment of uncertain tax reserves for certain of our foreign historical tax positions including the $3.9 million impairment of a German deferred tax asset that we believe to be subject to possible forfeiture, based on a recent tax ruling with respect to a previously available restructuring exemption, and (iii) the disallowance of certain deductions for costs incurred as part of our reorganization. We recorded income tax expense for 2009, even though we had a consolidated pre-tax loss, principally due to (i) losses that were incurred domestically and in certain foreign jurisdictions for which no corresponding tax benefit was recognized as the net operating losses that were created for tax purposes in these jurisdictions were fully reserved for book purposes, (ii) goodwill impairment recorded domestically and in certain foreign jurisdictions for which no corresponding tax benefit was recognized and (iii) the establishment in 2009 of valuation allowances in Canada, China and the United Kingdom.

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

In late 2009 and early 2010, our liquidity and capital resources were constrained by our non-compliance with the terms of our pre-petition credit facility and subsequent prepackaged Chapter 11 proceedings. As previously disclosed, prior to the filing of our Chapter 11 petitions on March 30, 2010, we were not in compliance with certain of the financial covenants under our pre-petition credit facility for the quarters ended September 30, 2009 and December 31, 2009. From September 29, 2009, waiver fees were paid to the lenders and the outstanding balance under the pre-petition credit facility bore interest at a rate that was 1.0% per year in excess of the non-default rate otherwise payable during that period under the facility. On March 30, 2010, we and certain of our certain of our subsidiaries filed for Chapter 11 protection. See “—Chapter 11 Filing, Emergence and Plan of Reorganization” for further information regarding our Chapter 11 proceedings. Upon our emergence from Chapter 11 on May 25, 2010, our Prior Credit Facility and Exit Facility replaced our pre-petition credit facility and our DIP Facility. See “Credit Facility and Notes” for further discussion of our current borrowings.

Net cash provided by operating activities was $45.2 million for the year ended December 31, 2011 and $20.7 million for the year ended December 31, 2010. The $24.5 million increase is due to improved cash earnings from the year ended December 31, 2010 to the year ended December 31, 2011, partially offset by an increase in working capital for that same period. Net cash provided by operating activities was $20.7 million for the year ended December 31, 2010 and $16.1 million for the year ended December 31, 2009. The $4.6 million increase is primarily due to improved cash earnings during the year ended December 31, 2010. The increase in 2010 was after a reduction of cash reorganization items of approximately $16.2 million.

Net cash used in investing activities was $8.7 million for the year ended December 31, 2011 and $37.5 million for the year ended December 31, 2010. The change of $28.8 million was primarily due to the increase of $13.7 million of restricted cash balances in 2010 as a result of the Prior Credit Facility in place at December 31, 2010 and the release of $13.7 million in 2011 to unrestricted cash balances in accordance with the Credit Facility. In addition, proceeds from the sale of fixed assets increased by $3.6 million from 2010 to 2011, primarily as a result of the sale of our Geelong, Australia facility. These increases were partially offset by a $2.2 million increase in capital equipment expenditures during the year ended December 31, 2011 as compared with the same period in 2010.

Net cash used by financing activities was $31.5 million for the year ended December 31, 2011 and net cash provided by financing activities was $32.6 million for the year ended December 31, 2010. The change of $64.1 million was primarily the result of a decrease in net proceeds from borrowings of debt of $55.0 million in the year ended December 31, 2011 from the year ended December 31, 2010 primarily as a result of the issuance of $60.0 million under the Exit Facility in 2010, and the payment of higher deferred financing costs of $9.1 million in the year ended December 31, 2011.

As of December 31, 2011, there was a $467.1 million balance of term loans outstanding under our Credit Facility and Notes. In addition, as of December 31, 2011, we had no outstanding borrowings under our current revolving line of credit, including the revolving credit facility under our senior credit facility and lines of credit in various foreign countries that are used to facilitate local short-term operating needs, except that $12.9 million of the revolving credit facility is committed for letters of credit, leaving an aggregate of $17.1 million available for additional borrowings under this revolving line of credit. We had cash and cash equivalents of $43.6 million at December 31, 2011 compared to $38.7 million at December 31, 2010. At December 31, 2010 we also had $13.7 million of restricted cash which was classified as a current asset. The restricted cash served as collateral for letters of credit and was held in custody by the issuing bank.

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

During 2011, we had capital expenditures of $30.2 million consisting of growth capital expenditures of $12.2 million and maintenance capital expenditures of $18.0 million. Growth capital expenditures consist of items that are intended to increase the manufacturing, production and/or distribution capacity or efficiencies of our operations in conjunction with the execution of our business strategies. Maintenance capital expenditures are designed to sustain the current capacity or efficiency of our operations and include items relating to the renovation of existing manufacturing or service facilities, the purchase of machinery and equipment for safety and environmental needs and information technology.

During 2010, we had capital expenditures of $27.9 million consisting of approximately $15.3 million of growth capital expenditures and approximately $12.6 million of maintenance capital expenditures.

During 2009, we had capital expenditures of $19.5 million consisting of approximately $10.6 million of growth capital expenditures and approximately $8.9 million of maintenance capital expenditures.

We currently estimate capital expenditure levels for 2012 to be approximately $30 million. We analyze our planned capital expenditures based on investment opportunities available to us and our financial and operating performance, and accordingly, actual capital expenditures may be more or less than these amounts.

See “Credit Facility and Notes” below for a description on limitations on capital expenditures imposed by our credit facility.

Credit Facility and Notes

On May 26, 2011, we completed a refinancing transaction, which replaced our Prior Credit Facility and Exit Facility with an offering of $240 million aggregate principal amount of 8.875% senior unsecured notes (the “Notes”) and a new approximately $278 million multi-currency senior secured credit facility (the “Credit Facility”), comprised of approximately $248 million of senior secured term loans and a committed $30 million senior secured revolving credit facility. The interest rates under the Credit Facility are calculated, at our option, as the Alternate Base Rate as defined in the Credit Facility, LIBOR or EURIBOR, subject to a minimum of 2.25%, 1.25% and 1.25%, respectively, plus, in each case, a margin.

Notes

Interest on the Notes is payable semiannually in cash in arrears on June 15 and December 15 of each year and commenced on December 15, 2011. The Notes are senior unsecured obligations and are guaranteed by each of our direct and indirect wholly-owned domestic subsidiaries. They rank equal in right of payment with our existing and future senior indebtedness and senior in right of payment to any of our existing and future subordinated indebtedness. The Notes are effectively subordinated to all of our secured debt, including the Credit Facility and related guarantees, to the extent of the value of the assets securing such debt and structurally subordinated to all of the existing and future liabilities of our subsidiaries that do not guarantee the Notes. Subject to the terms of the Credit Facility, the Notes may be redeemed by us at specified redemption prices which vary depending on the timing of the redemption.

The Notes contain covenants, subject to certain exceptions, that restrict our ability and the ability of certain of our subsidiaries to, among other things:

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

Credit Facility

The Credit Facility provides for:

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

The loans under the Credit Facility are required to be permanently repaid with 100% of the net proceeds of assets sales, dispositions, issuances of certain debt obligations and insurance, in each case, subject to certain exceptions and 50% of annual excess cash flow.

The Credit Facility requires us to make annual principal payments (payable in quarterly installments) equal to 1% per annum with respect to the Term Loans with the remaining amount due at final maturity.

The obligations under the Credit Facility are guaranteed by all of our existing and future direct and indirect subsidiaries that are organized in the United States (subject to certain exceptions in the case of immaterial subsidiaries and joint ventures) and certain of our direct and indirect foreign subsidiaries, provided that non-U.S. guarantors are only liable for obligations of Xerium Technologies Limited and certain other non-U.S. guarantors. The loans are secured by a first-priority perfected security interest in substantially all of the assets.

The Credit Facility contains customary covenants that, subject to certain exceptions, restrict our ability to, among other things:

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

The Credit Facility includes specified financial covenants, requiring us to maintain certain consolidated leverage and interest coverage ratios. In addition, the terms of the Credit Facility limit our ability to make capital expenditures in excess of specified amounts.

The consolidated leverage ratio is calculated by dividing our total gross debt, at average currency exchange rates for the last twelve months, by Adjusted EBITDA and is 4.43 to 1.00 at December 31, 2011. In order to be in compliance with this covenant, we must have a ratio of no more than 5.50 to 1.00 from September 30, 2011 to March 31, 2012. In various periods subsequent to March 31, 2012, this ratio decreases by increments of 25 basis points to 3.25 to 1.00 for the quarter ended March 31, 2017.

The interest coverage ratio is calculated by dividing Adjusted EBITDA by interest expense, net of mark to market movements on hedging instruments and amortization of deferred financing costs, and is 2.92 to 1.00 at December 31, 2011. In order to be in compliance with this covenant, we must have a ratio of at least 2.25 to 1.00 from September 30, 2011 to December 31, 2012. In various periods subsequent to December 31, 2012, this ratio increases by increments of 25 basis points to 3.25 to 1.00 for the quarter ended March 31, 2017.

Each of these covenants is calculated at the end of each quarter and is based on a rolling twelve month period. At December 31, 2011 we were in compliance with these covenants, and we expect to remain in compliance with these covenants in the near future.

Contractual Obligations and Commercial Commitments

The following tables provide aggregated information about our contractual obligations as of December 31, 2011.

	Payments Due by Period
Contractual Obligations (in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
	(in millions)
Long-term debt obligations	$469.1	$3.6	$5.5	$4.8	$455.2	$—
Interest expense on long-term debt (1)	207.9	34.5	68.5	68.0	36.9	—
Operating leases	24.2	5.3	8.0	5.8	5.1	—
Purchase obligations (2)	28.3	17.8	8.0	2.2	0.3	—
Pension and other postretirement obligations	79.6	6.8	13.3	14.8	44.7	—
Net unrecognized tax benefit obligation under Topic 740 (3)	8.6	0.1	0.9	—	—	7.6

Total contractual cash obligations	$817.7	$68.1	$104.2	$95.6	$542.2	$7.6

(1)	Interest expense shown above is based on the effective interest rate at December 31, 2011.
(2)	Includes obligations with respect to raw material purchases, repairs and maintenance services, utilities and capital expenditures.
(3)	The amounts in “Other” represent future cash outlays for which we are unable to reasonably estimate the period of cash settlement.

On December 9, 2011, the Company entered into an amendment to the employment agreement with Stephen R. Light, our Chairman, President and CEO, to promote continuity during a period of succession leading to Mr. Light’s anticipated retirement. The amendment to Mr. Light’s employment agreement provided that we would pay Mr. Light a $2.2 million cash payment at the transition date, which is deemed to be December 31, 2012 at this time. This amount will be accrued throughout the remainder of his service with the Company.

Off-Balance Sheet Financing

During the year ended December 31, 2011, we did not engage in material off-balance sheet activities, including the use of structured finance or special purpose entities.

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

There are two types of hedges into which we may enter: hedges of fair value exposure and hedges of cash flow exposure. Hedges of fair value exposure are entered into in order to hedge the fair value of a recognized asset or liability, or a firm commitment. Hedges of cash flow exposure are entered into in order to hedge a forecasted transaction or the variability of cash flows to be paid related to a recognized liability. Changes in derivative fair values are recognized in earnings as offsets to the changes in fair value of the related hedged assets and liabilities. Changes in the derivative fair values that are designated as cash flow hedges which meet the criteria for hedge accounting are recorded in other comprehensive income (loss).

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

To comply with the provisions of Topic 820, we performed a review of the necessity to incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of our derivatives, and determined these adjustments to be immaterial to the fair value derivative assets/(liabilities) recorded on our consolidated balance sheet at December 31, 2011.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2011.

On August 8, 2011, we entered into two interest rate cap agreements with certain financial institutions, with notional amounts totaling $114.4 million, which limit our variable interest rate exposure to the strike rate of the interest rate cap agreements. Under the terms of the interest rate cap agreements, we will receive payments based on the spread in rates if the three-month LIBOR rate increases above the negotiated cap rates of 3.0%. The interest rate caps are considered designated hedging instruments, and classified as Level 2 in the fair value hierarchy. Changes in fair value will be deferred in other comprehensive income and the cap purchase price will be reclassified from other comprehensive income into earnings as interest expense over the life of the agreements.

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

Based on the assessments performed as of December 31, 2011, we determined that no impairment of goodwill exists. The excess of the fair value over carrying value for our clothing and roll covers segment as of December 31, 2011, the annual test date, was approximately $120.6 million and $109.3 million, respectively. In order to evaluate the sensitivity of the analysis performed, we applied a hypothetical 5% decrease to the fair value of the business segments, which resulted in a fair value in excess of carrying value of approximately $98.2 million and $97.0 million for the clothing segment and the roll covers segment, respectively.

Contingencies. We are subject to various claims and contingencies associated with lawsuits, insurance, tax, environmental and other issues arising out of the normal course of business. Our consolidated financial statements reflect the treatment of claims and contingencies based on management’s view of the expected outcome. We consult with legal counsel on those issues related to litigation with respect to matters in the ordinary course of business. If the likelihood of an adverse outcome is probable and the amount is estimable, we accrue a liability in accordance with ASC Topic 450, Contingencies. While we believe that the current level of reserves is adequate, the adequacy of these reserves may change in the future due to new developments in particular matters. For example, during the third quarter of 2008, while evaluating our facility in Australia, we discovered the possibility of contamination at the facility. Subsequently we had a preliminary evaluation performed, which confirmed the existence of contamination and estimated preliminary costs to remediate this facility. Based upon this evaluation, we accrued $4.1 million in 2008 as our best estimate of the remediation costs we expected to incur. A Phase II assessment of the groundwater contamination performed for us during the second quarter of 2009 indicated the costs to remediate the contamination would be significantly less than originally estimated and accordingly, we reduced the accrual by $3.4 million during the second quarter of 2009 based on this assessment. At the end of the second quarter of 2010, we entered into a contingent purchase and sale agreement with a third party. Under the terms of the purchase and sale agreement, the environmental liability transferred to the third party at the time of such purchase, which occurred in the third quarter of 2011.

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

We record net deferred tax assets to the extent we believe that it is more likely than not that these assets will be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent results of operations. We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In light of our accumulated loss position in certain tax jurisdictions, and the uncertainty of taxability in future periods, we recorded a valuation allowance against all U.S. deferred tax assets and against certain of our foreign deferred tax assets primarily related to net operating loss carry-forwards in Australia, Canada, Germany, Sweden, the United Kingdom and France.

In addition, we operate within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits can involve complex issues and rely on estimates and assumptions. These audits may require an extended period of time to resolve and may cover multiple years. We adopted the uncertain tax provisions of Topic 740 on January 1, 2007. ASC Topic 740-10-25 relates to uncertain tax positions and prescribes a two-step process to determine the amount of tax benefit to be recognized as it relates to uncertain tax positions. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all relevant information.

We accrue for certain known and reasonably anticipated income tax obligations after assessing the likely outcome. Although we believe that the estimates and assumptions are reasonable, the final determination of tax audits and any related litigation could be different than that which is reflected in historical income tax provisions and recorded assets and liabilities. For example, during the fourth quarter of 2011, Xerium Technologies Brasil Indústria e Comércio S.A., a Brazilian indirect subsidiary, received a notice of proposed income tax assessment from the Federal Revenue Department of the Ministry of Finance of Brazil totaling approximately $42.6 million (subject to currency exchange rates). Although there can be no assurances, we believe at the time of this filing, that it is more likely than not that we will prevail on every tax position under examination and therefore we have not accrued any amounts related to this assessment.

With respect to all jurisdictions, we believe we have made adequate provision for all income tax uncertainties.

We have a net deferred tax liability of $9.5 million at December 31, 2011 and $7.6 million at December 31, 2010. The net deferred tax liability relates principally to pension and post-retirement benefits, intangible assets and differences between the book and tax bases of property and equipment.

Our balance sheet as of December 2011 reflects a net deferred tax asset related to our German federal and trade loss carry-forwards of approximately $2.5 million. As a general rule, federal and trade tax loss carry forwards are subject to forfeiture if more than 50% of the shares in the corporation are directly or indirectly transferred to a new shareholder. There is a restructuring exception to this general rule; however, effective December 2010, this exception has been suspended with retroactive effect. As of December 2011, we have continued to impair the portion of the deferred tax asset we believe to be subject to possible forfeiture.

Undistributed earnings of our foreign subsidiaries amounted to approximately $173 million at December 31, 2011. These earnings are considered to be indefinitely reinvested for continued use in foreign operations except for Argentina, Brazil and Mexico. To the extent earnings are considered to be indefinitely reinvested, no provision for income taxes or withholding taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise we may be subject to both income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various jurisdictions. Determination of the amount of unrecognized deferred U.S. income tax liability or withholding taxes is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carry-forwards and net operating loss carry-forwards would be available to reduce some portion of the liability. Federal income taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the United States and be taxable. We have not provided U.S. deferred taxes on cumulative earnings of foreign subsidiaries that we consider to be permanently reinvested. These earnings relate to on-going operations, and were approximately $103.7 million as of December 31, 2011.

Non-GAAP Liquidity Measures

We use EBITDA and Adjusted EBITDA (as defined in the Credit Facility) as supplementary non-GAAP liquidity measures to assist us in evaluating our liquidity and financial performance, specifically our ability to service indebtedness and to fund ongoing capital expenditures. The Credit Facility includes covenants based on Adjusted EBITDA. If our Adjusted EBITDA declines below certain levels, we may violate the covenants resulting in a default condition under the credit facility or be required to prepay the credit facility. Neither EBITDA nor Adjusted EBITDA should be considered in isolation or as a substitute for income (loss) from operations (as determined in accordance with GAAP). See “Credit Facility and Notes” for discussion of the covenants for the Credit facility.

Adjusted EBITDA for the year ended December 31, 2011 is presented based on the Credit Facility. However, Adjusted EBITDA for the year ended December 31, 2010 is presented based on the Prior Credit Facility. Financial restructuring costs are not adjustments under the definition of Adjusted EBITDA in the Credit Facility to arrive at Adjusted EBITDA for periods beginning after the quarter ended June 30, 2011. For the year ended December 31, 2010, as applicable, such items were added back to Adjusted EBITDA based upon the terms of the Prior Credit Facility. Had these adjustments not been in place in 2010, Adjusted EBITDA would have decreased by $26.2 million.

EBITDA is defined as net income (loss) before interest expense, income tax provision (benefit) and depreciation (including non-cash impairment charges) and amortization.

“Adjusted EBITDA”, under the Credit Facility means, with respect to any period, the total of (A) the consolidated net income for such period, plus (B) without duplication, to the extent that any of the following were deducted in computing such consolidated net income for such period: (i) provision for taxes based on income or profits, including, without limitation, federal, state, provincial, franchise and similar taxes, including any penalties and interest relating to any tax examinations, (ii) consolidated interest expense, (iii) consolidated depreciation and amortization expense, (iv) reserves for inventory in connection with plant closures, (v) consolidated operational restructuring costs, (vi) noncash charges or gains resulting from the application of purchase accounting, including push-down accounting, (vii) non-cash expenses resulting from the granting of common stock, stock options, restricted stock or restricted stock unit awards under equity compensation programs solely with respect to common stock, and cash expenses for compensation mandatorily applied to purchase common stock, (viii) non-cash items relating to a change in or adoption of accounting policies, (ix) non-cash expenses relating to pension or benefit arrangements, (x) expenses incurred as a result of the repurchase, redemption or retention of common stock earned under equity compensation programs solely in order to make withholding tax payments, (xi) amortization or write-offs of deferred financing costs, (xii) any non-cash losses resulting from mark to market hedging obligations (to the extent the cash impact resulting from such loss has not been realized in such period) and (xiii) other non-cash losses or charges (excluding, however, any non-cash loss or charge which represents an accrual of, or a reserve for, a cash disbursement in a future period), minus (C) without duplication, to the extent any of the following were included in computing consolidated net income for such period, (i) non-cash gains with respect to the items described in clauses (vi), (vii), (ix), (xi), (xii) and (xiii) (other than, in the case of clause (xiii), any such gain to the extent that it represents a reversal of an accrual of, or reserve for, a cash disbursement in a future period) of clause (B) above and (ii) provisions for tax benefits based on income or profits. Notwithstanding the foregoing, Adjusted EBITDA, as defined in the Credit Facility and calculated below, may not be comparable to similarly titled measurements used by other companies.

Consolidated net income is defined as net income (loss) determined on a consolidated basis in accordance with GAAP; provided, however, that the following, without duplication, shall be excluded in determining consolidated net income: (i) any net after-tax extraordinary or non-recurring gains, losses or expenses (less all fees and expenses relating thereto), (ii) the cumulative effect of changes in accounting principles, (iii) any fees and expenses incurred during such period in connection with the issuance or repayment of indebtedness, any refinancing transaction or amendment or modification of any debt instrument, in each case, as permitted under the Credit Facility and (iv) any gains resulting from the returned surplus assets of any pension plan.

The following table provides reconciliation from net income (loss) and operating cash flows, which are the most directly comparable GAAP financial measures, to EBITDA and Adjusted EBITDA.

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Net income (loss)	$8,190	$(73,086)	$(111,993)
Goodwill impairment	—	—	80,600
Stock-based compensation	1,439	7,310	2,305
Depreciation	41,381	38,963	39,539
Amortization of intangibles	2,305	2,318	2,328
Curtailment/settlement gain	402	—	—
Deferred financing cost amortization	2,307	5,953	5,417
Unrealized foreign exchange loss (gain) on revaluation of debt	139	(1,621)	(1,626)
Deferred taxes	334	8,614	7,586
(Gain) on disposition of property and equipment	(564)	(2,105)	(1,979)
Asset impairment	—	2,890	1,669
Non-cash interest expense related to interest rate swaps	—	9,721	3,818
Loss on extinguishment of debt	2,926	—	—
Non-cash reorganization items	—	28,683	—
Reorganization expenses accrued	—	115	—
Net change in operating assets and liabilities	(13,651)	(7,021)	(11,533)

Net cash provided by operating activities	45,208	20,734	16,131
Interest expense, excluding amortization	36,843	41,121	58,065
Net change in operating assets and liabilities	13,653	7,021	11,533
Current portion of income tax expense	10,343	9,652	4,731
Goodwill impairment	—	—	(80,600)
Stock-based compensation	(1,439)	(7,310)	(2,305)
Curtailment/settlement gain	(402)	—	—
Asset impairment	—	(2,890)	(1,669)
Unrealized foreign exchange gain (loss) on revaluation of debt	(139)	1,621	1,626
Gain (loss) on disposition of property and equipment	564	2,105	1,979
Non-cash reorganization items	—	(28,798)	—
Loss on extinguishment of debt	(2,926)	—	—

EBITDA	101,705	43,256	9,491
Financial restructuring costs (1)	—	26,197	—
Write-off of deferred financing costs (2)	2,926	14,283	—
Expenses incurred in connection with indebtedness or refinancing transaction	—	14,400	—
Non-cash compensation and related expenses	1,439	7,310	2,305
Operational restructuring expenses	1,589	7,114	2,411
Non-cash impairment charges	—	2,890	82,269
Inventory write-offs under restructuring programs	—	—	349
Change in fair value of interest rate swaps	—	—	(3,818)
Non-cash change in accounting estimates	—	(1,400)	—

Adjusted EBITDA	$107,659	$114,050	$93,007

(1)	Financial restructuring costs are not adjustments under the definition of Adjusted EBITDA in the Credit Facility to arrive at Adjusted EBITDA for periods beginning after the quarter ended June 30, 2011. For the year ended December 31, 2010, as applicable, such items were added back to Adjusted EBITDA based upon the terms of the Prior Credit Facility. Had these adjustments not been in place in 2010, Adjusted EBITDA would have decreased by $26.2 million.
(2)	In the year ended December 31, 2010, the $14.3 million was included in reorganization expenses in the Condensed Consolidated Statement of Operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The effects of potential changes in interest rates and foreign currency rates are discussed below. Our market risk discussion includes “forward-looking statements” and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in interest rates and foreign currency rates. Actual future results may differ materially from those presented. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and the Notes to Consolidated Financial Statements for a description of our accounting policies and other information related to these financial instruments.

Foreign Currency Hedging

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

The value of these contracts is recognized at fair value based on market exchange forward rates and amounted to a net asset position of $123 at December 31, 2011. These contracts mature at various dates through June of 2012.

As of December 31, 2011, we had open foreign currency exchange contracts maturing through June of 2012 with total net notional amounts of approximately $32.6 million. At December 31, 2011, a hypothetical adverse exchange rate movement of 10% against our forward foreign exchange contracts would have resulted in a potential net loss in fair value of these contracts of approximately $3.3 million. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar. Any gain or loss recognized on a foreign exchange contract would generally be offset by the gain or loss on the underlying hedge transaction. In addition to the direct effects of changes in exchange rates, such changes may affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices.

For additional information about the risks associated with fluctuations in currency exchange rates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign Exchange.”

Interest Rate Hedging

We borrow funds at a combination of fixed and variable rates. Our debt consists of a secured credit facility with variable interest rates and unsecured notes which bear interest at fixed rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as swaps and caps in order to mitigate our interest rate risk with respect to various debt instruments. We generally do not hold or issue these derivative contracts for trading or speculative purposes.

At December 31, 2011, we had $227.1 million of variable rate debt outstanding of which $105.5 million is protected by interest rate caps (see Note 8 to the Consolidated Financial Statements for further discussion on our interest rate caps). If the weighted average interest rates on this variable rate debt had been 100 basis points higher, the annual interest expense would have increased by $1.5 million.

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

Disclosure Controls and Procedures

As of December 31, 2011, under the supervision of our principal executive officer and principal financial officer, and with the participation of our management, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as set forth above.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2011. Ernst & Young LLP, our independent registered public accounting firm, has issued its report on the effectiveness of internal control over financial reporting as of December 31, 2011, which appears in this 2011 Form 10-K.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Xerium Technologies, Inc.

We have audited Xerium Technologies, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Criteria). Xerium Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Xerium Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Xerium Technologies, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

March 14, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Shareholders.

In July of 2011 we filed with the NYSE the Annual CEO Certification regarding our compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, we filed as exhibits to this Annual Report on Form 10-K the applicable certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of our public disclosures.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The following documents are filed as Appendix A hereto and are included as part of this Annual Report on Form 10-K:

Financial Statements of Xerium Technologies, Inc.:

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Schedule

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on March 14, 2012

XERIUM TECHNOLOGIES, INC.

By:	/s/ STEPHEN R. LIGHT
Stephen R. Light Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities indicated on March 14, 2012.

Signature	Title

/S/ STEPHEN R. LIGHT Stephen R. Light	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ CLIFFORD E. PIETRAFITTA Clifford E. Pietrafitta	Executive Vice President and CFO (Principal Financial and Accounting Officer)

/S/ AMBASSADOR APRIL H. FOLEY Ambassador April H. Foley	Director

/S/ JAY GURANDIANO Jay Gurandiano	Director

/S/ JOHN F. MCGOVERN John F. McGovern	Director

/S/ DAVID A. BLOSS, SR. David A. Bloss, Sr.	Director

/S/ MARC SAIONTZ Marc Saiontz	Director

/S/ JAMES F. WILSON James F. Wilson	Director

Index to Consolidated Financial Statements

XERIUM TECHNOLOGIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Xerium Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Xerium Technologies, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xerium Technologies, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Xerium Technologies, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

March 14, 2012

XERIUM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$43,566	$38,701
Restricted cash	—	13,701
Accounts receivable, (net of allowance for doubtful accounts of $5,232 in 2011 and $4,755 in 2010)	91,784	93,332
Inventories	83,317	81,927
Prepaid expenses	6,177	5,108
Other current assets	15,051	16,113

Total current assets	239,895	248,882
Property and equipment, net	335,256	361,270
Goodwill	59,120	60,958
Intangible assets	22,640	12,958
Other assets	8,810	5,874

Total assets	$665,721	$689,942

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Notes payable	$—	$184
Accounts payable	39,743	41,686
Accrued expenses	47,805	48,207
Current maturities of long-term debt	3,548	12,794

Total current liabilities	91,096	102,871
Long-term debt, net of current maturities	465,506	468,383
Deferred and long-term taxes	18,582	17,775
Pension, other post-retirement and post-employment obligations	81,188	69,646
Other long-term liabilities	11,654	12,532
Commitments and contingencies (Note 12)
Stockholders’ (deficit) equity :
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares outstanding as of December 31, 2011 and 2010	—	—
Common stock, $0.001 par value, 20,000,000 shares authorized; 15,145,451 and 14,970,095 shares outstanding as of December 31, 2011 and 2010, respectively (1)	15	15
Stock warrants	13,532	13,560
Paid-in capital	411,498	411,531
Accumulated deficit	(395,804)	(403,994)
Accumulated other comprehensive loss	(31,546)	(2,377)

Total stockholders’ (deficit) equity	(2,305)	18,735

Total liabilities and stockholders’ (deficit) equity	$665,721	$689,942

(1)	Reflects a 20-to-1 reverse stock split and change in par value from $.01 to $.001 that occurred on May 25, 2010.

See accompanying notes.

XERIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2011	2010	2009
	(dollars in thousands except per share data)
Net sales	$586,960	$548,334	$500,091
Costs and expenses:
Cost of products sold	370,754	333,958	312,596
Selling	79,407	72,883	66,808
General and administrative	62,012	74,798	56,169
Restructuring and impairments	1,589	10,004	4,080
Research and development	12,097	11,427	11,309
Goodwill impairment	—	—	80,600

	525,859	503,070	531,562

Income (loss) from operations	61,101	45,264	(31,471)
Interest expense	(39,531)	(57,912)	(68,480)
Interest income	381	1,117	1,180
Loss on extinguishment of debt	(2,926)	—	—
Foreign exchange (loss) gain	(156)	1,668	(905)

Income (loss) before reorganization expenses and provision for income taxes	18,869	(9,863)	(99,676)
Reorganization items	—	(44,957)	—

Income (loss) before provision for income taxes	18,869	(54,820)	(99,676)
Provision for income taxes	(10,679)	(18,266)	(12,317)

Net income (loss)	$8,190	$(73,086)	$(111,993)

Net income (loss) per share:
Basic (1)	$0.54	$(7.29)	$(45.80)

Diluted (1)	$0.54	$(7.29)	$(45.80)

Shares used in computing net income (loss) per share:
Basic (1)	15,079,771	10,019,098	2,445,381

Diluted (1)	15,083,835	10,019,098	2,445,381

(1)	Reflects a 20-to-1 reverse stock split and change in par value from $.01 to $.001 that occurred on May 25, 2010.

See accompanying notes.

XERIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

			Warrants	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Common Stock
	Shares	Amount
	(dollars in thousands)
Balance at December 31, 2008	2,312,889	$2	$—	$220,831	$(218,915)	$(29,499)	$(27,581)
Components of comprehensive income (loss):
Net loss	—	—	—	—	(111,993)	—	(111,993)
Foreign currency translation adjustments	—	—	—	—	—	16,488	16,488
Change in funded status under Topic 715, net of income taxes of $ (2,086)	—	—	—	—	—	(2,244)	(2,244)
Change in value of derivative instruments, net of income taxes of $ 211	—	—	—	—	—	4,138	4,138
Total other comprehensive loss	—	—	—	—	—	—	(93,611)
Issuance of common stock	133,897	—	—	(770)	—	—	(770)
Compensation expense	—	—	—	2,305	—	—	2,305

Balance at December 31, 2009	2,446,786	2	—	222,366	(330,908)	(11,117)	(119,657)
Components of comprehensive income (loss):
Net loss	—	—	—	—	(73,086)	—	(73,086)
Foreign currency translation adjustments	—	—	—	—	—	2,628	2,628
Change in funded status under Topic 715, net of income taxes of $ (25)	—	—	—	—	—	(3,609)	(3,609)
Change in value of derivative instruments, net of income taxes of $ 323	—	—	—	—	—	9,721	9,721
Total other comprehensive loss	—	—	—	—	—	—	(64,346)
Issuance of common stock	119,364	—	—	(326)	—	—	(326)
Cancellation of shares in connection with the reorganization	(2,566,150)	(2)	—	(865)	—	—	(867)
Issuance of common stock in connection with the reorganization	14,970,050	15	—	196,606	—	—	196,621
Reclassification of warrants	—	—	13,560	(13,560)	—	—	—
Issuance of common stock	45	—	—	—	—	—	—
Compensation expense	—	—	—	7,310	—	—	7,310

Balance at December 31, 2010	14,970,095	15	13,560	411,531	(403,994)	(2,377)	18,735
Components of comprehensive income (loss):
Net income	—	—	—	—	8,190	—	8,190
Foreign currency translation adjustments	—	—	—	—	—	(14,850)	(14,850)
Change in funded status under Topic 715, net of income taxes of $ (238)	—	—	—	—	—	(13,799)	(13,799)
Change in value of derivative instruments, net of income taxes of $ 0	—	—	—	—	—	(520)	(520)
Total other comprehensive loss	—	—	—	—	—	—	(20,979)
Issuance of common stock	175,356	—	—	(1,472)	—	—	(1,472)
Redemption of warrants	—	—	(28)	—	—	—	(28)
Compensation expense	—	—	—	1,439	—	—	1,439

Balance at December 31, 2011	15,145,451	$15	$13,532	$411,498	$(395,804)	$(31,546)	$(2,305)

(1)	Reflects a 20-to-1 reverse stock split and change in par value from $.01 to $.001 that occurred on May 25, 2010.

See accompanying notes.

XERIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2011	2010	2009
	(dollars in thousands)
Operating activities
Net income (loss)	$8,190	$(73,086)	$(111,993)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	—	—	80,600
Stock-based compensation	1,439	7,310	2,305
Depreciation	41,381	38,963	39,539
Amortization of other intangibles	2,305	2,318	2,328
Deferred financing cost amortization	2,307	5,953	5,417
Unrealized foreign exchange gain (loss) on revaluation of debt	139	(1,621)	(1,626)
Deferred taxes	334	8,614	7,586
Asset impairments	—	2,890	1,669
Gain on disposition of property and equipment	(564)	(2,105)	(1,979)
Non-cash reorganization items	—	28,683	—
Reorganization expenses accrued	—	115	—
Change in the fair value of interest rate swaps	—	9,721	3,818
Curtailment/settlement loss	402	—	—
Loss on extinguishment of debt	2,926	—	—
Provision (credit) for doubtful accounts	1,255	(1,180)	(4,964)
Change in assets and liabilities which (used) provided cash:
Accounts receivable	(870)	(9,648)	26,874
Inventories	(3,413)	(4,811)	12,726
Prepaid expenses	(305)	700	(682)
Other current assets	(1,172)	(2,074)	3,896
Accounts payable and accrued expenses	(3,820)	11,602	(48,986)
Deferred and other long-term liabilities	(5,326)	(1,610)	(397)

Net cash provided by operating activities	45,208	20,734	16,131

Investing activities
Capital expenditures	(30,154)	(27,928)	(19,532)
Proceeds from disposals of property and equipment	7,764	4,170	4,261
Restricted cash	13,701	(13,701)	—
Other	1	(29)	1,100

Net cash used in investing activities	(8,688)	(37,488)	(14,171)

Financing activities
Net decrease in borrowings (maturities of 90 days or less)	(181)	(1,025)	28,000
Proceeds from borrowings (maturities longer than 90 days)	489,810	402	163
Proceeds from debtor-in-possession financing facility to term loan	—	60,000	—
Principal payments on debt	(503,790)	(18,579)	(41,303)
Payment of deferred financing fees	(17,302)	(8,172)	—
Other	—	—	(1,490)

Net cash (used in) provided by financing activities	(31,463)	32,626	(14,630)

Effect of exchange rate changes on cash flows	(192)	(210)	976

Net increase (decrease) in cash	4,865	15,662	(11,694)
Cash and cash equivalents at beginning of year	38,701	23,039	34,733

Cash and cash equivalents at end of year	$43,566	$38,701	$23,039

Interest payments	$35,302	$41,419	$59,246

Income tax payments	$9,269	$8,554	$10,436

Supplemental schedule of noncash activities:
Issuance of common stock to extinguish debt	$—	$182,213	$—

Conversion of debtor-in-possession financing facility to term loan	$—	$60,000	$—

Cash reorganization items	$—	$16,159	$—

Conversion of interest rate swaps into notes payable (Note 6)	$—	$—	$20,036

See accompanying notes.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands except per share data)

December 31, 2011

1. Company Description

Xerium Technologies, Inc. (the “Company”) is a leading global manufacturer and supplier of two types of consumable products used primarily in the production of paper – clothing and roll covers. Its operations are strategically located in the major paper-making regions of the world, including North America, Europe, South America and Asia-Pacific.

Debt Refinancing

On May 26, 2011, the Company completed a refinancing transaction, which replaced certain of its then outstanding indebtedness with an offering of $240 million of its 8.875% senior unsecured notes due 2018 (the “Notes”) and a new approximately $278 million multi-currency senior secured credit facility (the “Credit Facility”), comprised of approximately $248 million of senior secured term loans and a committed $30 million senior secured revolving credit facility. The goal of the refinancing was to extend the maturity of, and fix the interest rate on, a portion of the Company’s debt, while providing increased operational flexibility. See Note 7 for a discussion of the Notes and Credit Facility.

Chapter 11 Filing, Emergence and Plan of Reorganization

On March 30, 2010 (the “Commencement Date”), the Company and certain of its subsidiaries (the “Debtor Subsidiaries”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code, 11 U.S.C. §§ 101-1532 (as amended, the “Bankruptcy Code”), and on April 1, 2010, following approval by the Bankruptcy Court, the Company entered into a debtor-in-possession financing facility consisting of a $20,000 revolving credit facility and $60,000 term loan (the “DIP Facility” subsequently converted to the “Exit Facility”). On May 25, 2010 (the “Effective Date”), the Company’s amended joint prepackaged plan of reorganization (the “Plan”) became effective and the Company and the Debtor Subsidiaries emerged from Chapter 11. Pursuant to the Plan, on the Effective Date:

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

•

The Company’s lenders under its pre-petition credit facility and its interest rate swap termination counterparties (collectively, the “Lenders”) received, among other things, their ratable shares of (a) $10,000 in cash, (b) $410,000 in principal amount of term notes, issued pursuant to the Company’s post-reorganization senior credit facility (“Prior Credit Facility”), and (c) 12,403,900 shares of New Common Stock; and

•

Holders of the Company’s Old Common Stock also received four-year warrants to purchase an aggregate of 1,663,760 shares of New Common Stock (the “Warrants”) at an exercise price of $19.55 per share, representing approximately 0.0324108 Warrants for each share of Old Common Stock.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2011

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

$44,957

Restricted Cash

At December 31, 2010 the Company had $13.7 million of restricted cash, which was classified as a current asset. The restricted cash served as collateral for letters of credit. The cash was held in custody by the collateral agent, and was restricted as to withdrawal or use and had been invested in money market funds. Income from these funds was paid to the Company. Under the Credit Facility, there is no requirement for cash collateral for letters of credit; therefore, the Company has no restricted cash at December 31, 2011.

2. Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared on the basis of GAAP. The consolidated financial statements include the accounts of Xerium Technologies, Inc. and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

Revenue Recognition

Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery including transfer of title has occurred, and there is a reasonable assurance of collection of the sales proceeds. The Company generally obtains written purchase authorizations from customers

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2011

for a specific product at a specified price and considers delivery and transfer of title to have occurred primarily at the time of shipment. Revenue is recorded net of applicable allowances, including estimated allowances for returns, rebates, and other discounts. In our clothing segment, a small portion of our business has been conducted pursuant to consignment arrangements under which the Company does not recognize a sale of a product to a customer until the customer places the product into use, which typically occurs some period after the product is shipped to the customer or to a warehouse location near the customer’s facility. As part of the consignment agreement the Company delivers the goods to a location designated by the customer. In addition, the customer and the Company agree to a “sunset” date, which represents the date by which the customer must accept all risks and rewards of ownership of the product and payment terms begin. For consignment sales, revenue is recognized on the earlier of the actual product installation date or the “sunset” date.

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

Advertising Costs

Selling expenses include advertising expenses of $1,380, $1,108 and $898 in 2011, 2010 and 2009, respectively. The Company expenses all advertising costs as incurred.

Translation of Financial Statements

The reporting currency of the Company is U.S. Dollars. Assets and liabilities of non-U.S. operations are translated at year-end rates of exchange, and the consolidated statements of operations and cash flows are translated at the average rates of exchange during the year. Gains and losses resulting from translating non-U.S. Dollar denominated financial statements are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ (deficit) equity.

Foreign Exchange

Foreign exchange gains and losses arising out of transactions denominated in currencies other than a subsidiary’s functional currency are recorded in the consolidated statements of operations. Net exchange gains and losses are recorded in “Foreign exchange gain (loss)” and amounted to a loss of $156 for the year ended

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2011

December 31, 2011, a gain of $1,668 for the year ended December 31, 2010 and a loss of $905 for the year ended December 31, 2009. Certain intercompany loans have been determined to be permanent, and accordingly, foreign exchange gains or losses related to such loans are recorded in accumulated other comprehensive income (loss).

Derivatives and Hedging

Derivatives and Hedging

As required by ASC Topic 815, Derivatives and Hedging (“Topic 815”), the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transaction in a cash flow hedge.

The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under Topic 815. See Note 8 for further discussion on the Company’s derivatives.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with maturities of three months or less when acquired. Short-term investments consist of time deposits or money market accounts at investment-grade banks. As of December 31, 2011, certain of the Company’s deposits in U.S. bank accounts exceeded the FDIC guarantee of $250 per depositor.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts Receivable are recorded at cost, and do not bear interest. Bad debt provisions are included in general and administrative expense. The amounts recorded are derived based upon the general aging of receivables, specific customer credit history and payment trends, and any new business conditions.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2011

Inventories

Inventories are generally valued at the lower of cost or market using the first-in, first-out (FIFO) method. Raw materials are valued principally on a weighted average cost basis. The Company’s work in process and finished goods are specifically identified and valued based on actual inputs to production. Provisions are recorded as appropriate to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires management to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business, while considering the general aging of inventory and factoring in any new business conditions.

Financial Instruments

The carrying value of cash and cash equivalents, trade receivables, other current assets, accounts payable, notes payable and amounts included in accruals meeting the definition of a financial instrument under U.S. GAAP approximate fair value due to their short-term nature. The carrying value of long-term debt is greater than its fair value (see Note 7). The Company determines estimated fair values based upon quoted market values where applicable or management estimates.

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

Assets held for sale or sold

During the third quarter of 2011, the Company sold its Geelong, Australia facility for a net purchase price of $5.4 million that resulted in a gain of $0.4 million. The Company entered into a separate lease agreement in the third quarter of 2011 with the purchaser whereby the Company is leasing back this sold property from the purchaser for a period of five years with annual lease payments of $0.5 million. In accordance with ASC 840-40, Sale-leaseback Transactions, the Company deferred the gain on the sale of $0.4 million and will recognize this over the life of the lease as a reduction to rent expense. In addition, a vacant facility in Vietnam with a carrying value of $3.0 million is held for sale at December 31, 2010 and 2011.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2011

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

Goodwill

The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other Intangible Assets (“Topic 350”). Topic 350 requires that goodwill and intangible assets that have indefinite lives not be amortized but, instead, must be tested at least annually for impairment or whenever events or business conditions warrant. Goodwill impairment testing is a two-step process. Step 1 involves comparing the fair value of the Company’s reporting unit to its carrying amount. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit carrying amount is greater than the fair value then the second step must be completed to measure the amount of impairment, if any. Step 2 calculates the implied fair value of goodwill by deducting the fair value of the net assets of the reporting unit from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. The Company performs an annual test for goodwill impairment as of December 31st at the reporting unit level. The Company has two reporting units: clothing and roll covers. For the purpose of performing the annual impairment test, the Company allocates all shared assets and liabilities to the reporting units based on the percentage of each reporting unit’s revenue to total revenue. Shared operating expenses are allocated to the reporting unit to the extent necessary to allow them to operate as independent businesses. To determine if impairment exists, the fair value of each reporting unit is compared to its carrying value. The fair value of the Company’s reporting unit is determined by using a weighted combination of both a market multiple approach and an income approach. The market multiple approach utilizes the Company’s and its competitors’ proprietary information that is used to value its reporting units. The income approach is a present value technique used to measure the fair value of future cash flows produced by each reporting unit. As a result of the annual tests for goodwill impairment performed as of December 31, 2011 and December 31, 2010, the Company determined that no goodwill impairment exists.

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

December 31, 2011

segment was $3,600 less than their carrying value as of December 31, 2009. Based on the Step 1 result, the Company proceeded with Step 2. Based on the increase in fair value of tangible and intangible assets over book value of $77,000 as determined in Step 2, an aggregate impairment of $80,600 was recorded.

Other than above, to date, there have been no indicators of impairment or recorded goodwill impairment for the Company’s clothing segment.

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

As of December 31, 2011, 2010 and 2009, the Company had outstanding restricted stock units (“RSUs”) (See Note 13). Diluted average shares outstanding were computed using (i) the average market price for time-based RSUs and (ii) the actual grant date market price for non-employee director RSUs. The calculation of diluted earnings per share excludes the Company’s performance-based RSUs that are based on shareholder return targets because the performance criteria had not been contingently achieved and therefore the RSUs were not contingently issuable. For the years ended December 31, 2010 and 2009, the dilutive effect of potential future issuances of common stock underlying the Company’s RSUs was excluded from the calculation of diluted average shares outstanding because their effect would have been anti-dilutive as the Company incurred a net loss during those years.

	2011	2010	2009
Weighted-average common shares outstanding—basic	15,079,771	10,019,098	2,445,381
Dilutive effect of stock-based compensation awards outstanding	4,064	—	—

Weighted-average common shares outstanding—diluted	15,083,835	10,019,098	2,445,381

Dilutive securities aggregating approximately 1.9 million and 2.0 million outstanding during the years ended December 31, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because the impact would be anti-dilutive to the earnings per share calculation. In 2009, only a nominal amount of dilutive securities were outstanding, but were not included in the computation of diluted earnings per share because the impact would be anti-dilutive to the earnings per share calculation.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2011

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“Topic 740”), which requires the recognition of deferred tax assets and liabilities for the expected future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, representing future tax benefits, are reduced by a valuation allowance when the determination can be made that it is “more likely than not” that all or a portion of the related tax asset will not be realized. The deferred tax provision or benefit represents the annual change in deferred tax assets and liabilities, excluding any amounts accounted for as components of goodwill or accumulated other comprehensive income (loss), including the effect of foreign currency translation thereon. While the Company believes it has adequately provided for its income tax receivable or liabilities and its deferred tax assets or liabilities in accordance with FASB income tax guidance, adverse determination by taxing authorities or changes in tax laws and regulations could have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. Income taxes are further discussed in Note 9.

Warranties

The Company offers warranties on certain products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The Company estimates the costs that may be incurred under its warranties and records a liability for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. Below represents the changes in the Company’s warranty liability for 2011 and 2010:

	Balance at Beginning of Year	Charged to Revenue or Cost of Sales	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year
For the year-ended December 31, 2011	$1,688	$2,586	$(31)	$(2,122)	$2,121
For the year-ended December 31, 2010	$1,973	$1,472	$(95)	$(1,662)	$1,688

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

New Accounting Standards

On December 16, 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose information about offsetting and related

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2011

arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The effective date of this update is for fiscal years and interim periods within those years, beginning after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact on its consolidated financial statements.

On December 23, 2011, the Financial FASB issued Accounting Standards Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU No. 2011-12”). The amendments are being made to allow the FASB time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. The effective date of this update is for fiscal years and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact on its consolidated financial statements.

3. Inventories

The components of inventories are as follows at:

	December 31,
	2011	2010
Raw materials	$19,872	$19,144
Work in process	26,326	27,065
Finished goods (includes consigned inventory of $12,953 in 2011 and $11,784 in 2010)	37,119	35,718

	$83,317	$81,927

4. Property and Equipment

Property and equipment consist of the following at:

	December 31,
	2011	2010
Land	$22,638	$23,915
Building and improvements	145,113	152,867
Machinery and equipment	621,794	614,585
Construction in progress	10,660	16,923

Total	800,205	808,290
Less accumulated depreciation	(464,949)	(447,020)

	$335,256	$361,270

The Company recorded $41.4 million and $39.0 million in depreciation expense in 2011 and 2010, respectively.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2011

5. Goodwill, Intangible Assets and Deferred Financing Costs

At December 31, 2011, the Company had cumulative goodwill impairment totaling $265.9 million. The following table provides changes in the carrying amount of goodwill by segment for the years ended December 31, 2011 and 2010:

	Clothing	Roll Covers	Total
Balance at December 31, 2009	$52,469	$19,835	$72,304
Goodwill Impairment	—	—	—
Foreign currency translations	(10,905)	(441)	(11,346)

Balance at December 31, 2010	41,564	19,394	60,958
Goodwill Impairment	—	—	—
Foreign currency translations	(1,624)	(214)	(1,838)

Balance at December 31, 2011	$39,940	$19,180	$59,120

The components of intangible assets and deferred financing costs are summarized as follows at:

	December 31,
	2011	2010
Patents and licenses	$31,920	$31,920
Less accumulated amortization	(28,607)	(27,655)

Net patents and licenses	3,313	4,265

Trademarks	18,920	18,920
Less accumulated amortization	(15,245)	(13,985)

Net trademarks	3,675	4,935

Other intangibles	951	952
Less accumulated amortization	(469)	(379)

Net other intangibles	482	573

Deferred financing costs	17,062	3,716
Less accumulated amortization	(1,892)	(531)

Net deferred financing costs	15,170	3,185

Net amortizable intangible assets and deferred financing costs	$22,640	$12,958

Amortization expense for patents, licenses, trademarks and other intangibles amounted to $2,305, $2,318 and $2,328 for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, the estimated annual amortization expense for patents, licenses and trademarks and other intangibles for each of the succeeding five years total $6,271 as follows:

2012	$2,296
2013	1,765
2014	1,514
2015	359
2016	337

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2011

6. Notes Payable

There were no outstanding notes payable at December 31, 2011. At December 31, 2010, notes payable consisted of the following:

Year Ended December 31, 2010
Unsecured notes (1)	$184
Secured notes	—

Total	$184

(1)	In 2010, unsecured notes payable consisted primarily of committed lines of credit at banks to fund short-term working capital needs. The weighted-average interest rate on outstanding notes payable borrowings in 2010 was 3.48%.

7. Debt

At December 31, 2011 and December 31, 2010, long-term debt consisted of the following:

	December 31,
	2011	2010
Senior Bank Debt (Secured):
First lien debt, payable quarterly, U.S. Dollar denominated—LIBOR (minimum 2.00%) plus 4.50% (6.5%) as of December 31, 2010	$—	$59,701
Second lien debt, payable quarterly, U.S. Dollar denominated—LIBOR (minimum 2.00%) plus 6.25% (8.25%) as of December 31, 2010	—	228,248
Second lien debt, payable quarterly, Euro denominated—EURIBOR (minimum 2.00%) plus 6.25% (8.25%) as of December 31, 2010	—	137,814
Second lien debt, payable quarterly, Canadian Dollar denominated—CDOR (minimum 2.00%) plus 6.25% (8.25%) as of December 31, 2010	—	49,800
First lien debt, payable quarterly, U.S. Dollar denominated—LIBOR (minimum 1.25%) plus 4.25% (5.50%) as of December 31, 2011	119,366	—
First lien debt, payable quarterly, Euro denominated—EURIBOR (minimum 1.25%) plus 4.25% (5.75%) as of December 31, 2011	107,771	—

	227,137	475,563
Senior Notes (Unsecured), payable semi-annually—U.S. Dollar denominated interest rate fixed at 8.875%, matures June of 2018	240,000	—
Other Long-Term Debt:
Unsecured, interest rate fixed at 2.00%, Euro denominated	228	2,035
Unsecured, interest rate fixed at 1.31% to 3.40%, Yen denominated	1,689	3,579

	469,054	481,177
Less current maturities	3,548	12,794

Total	$465,506	$468,383

During 2011, 2010 and 2009, the Company recorded $39.5 million, $57.9 million, and $68.5 million in interest expense, respectively.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2011

On May 26, 2011, the Company completed a refinancing, which replaced certain of its Prior Credit Facility and Exit Facility with a private offering of the Notes and the Credit Facility. See Note 1 for further discussion.

The interest rates under the Credit Facility are calculated, at our option, as the Alternate Base Rate as defined in the Credit Facility, LIBOR or EURIBOR, subject to a minimum of 2.25%, 1.25% and 1.25%, respectively, plus, in each case, a margin. The Company paid $17.1 million in deferred financing costs related to the Notes and Credit Facility. This amount is classified as an intangible asset in the Condensed Consolidated Balance Sheet at December 31, 2011. In addition, in accordance with ASC 470-50, Modifications and Extinguishments of Debt, the Company wrote off $2.9 million of deferred financing costs related to its previous indebtedness as a result of this refinancing. This amount has been classified as a loss on extinguishment of debt in the December 31, 2011 Condensed Consolidated Statement of Operations.

As of December 31, 2011, an aggregate of $17.1 million is available for additional borrowings under the Credit Facility. This availability represents the $30.0 million Revolving Facility (as defined below) less $12.9 million of that facility committed for letters of credit.

Notes

Interest on the Notes is payable semiannually in cash in arrears on June 15 and December 15 of each year, and commenced on December 15, 2011. The Notes are the Company’s senior unsecured obligations, and are guaranteed by each of the Company’s direct and indirect wholly-owned domestic subsidiaries. They rank equal in right of payment with the Company’s existing and future senior indebtedness and senior in right of payment to any of the Company’s existing and future subordinated indebtedness. The Notes are effectively subordinated to all of the Company’s secured debt, including the Credit Facility and related guarantees, to the extent of the value of the assets securing such debt and structurally subordinated to all of the existing and future liabilities of its subsidiaries that do not guarantee the Notes. Subject to the terms of the Credit Facility, the Notes may be redeemed by the Company at specified redemption prices which vary depending on the timing of the redemption.

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

December 31, 2011

Credit Facility

The Credit Facility provides for:

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

•

a five-year $30.0 million senior secured revolving credit facility, available to the Company, and an uncommitted incremental amount of $10 million, the proceeds of which will be used for working capital and general corporate purposes and include sub-limits available for letters of credit (the “Revolving Facility”); and

•

an uncommitted incremental credit facility (the “Incremental Facility”) allowing for increases under the Revolving Facility and Term Loans with the same terms, and borrowing of new tranches of term loans, up to an aggregate principal amount not to exceed the greater of (i) $100.0 million and (ii) the Company’s Adjusted EBITDA (as defined in the Credit Facility) over the prior 12-month period, provided that increases under the Revolving Facility shall not exceed $35.0 million.

The loans under the Credit Facility are required to be permanently repaid with 100% of the net proceeds of assets sales, dispositions, issuances of certain debt obligations and insurance, in each case, subject to certain exceptions and 50% of annual excess cash flows (as specified in the Credit Facility) subject to certain adjustments.

The obligations under the Credit Facility are guaranteed by all of the Company’s existing and future direct and indirect subsidiaries that are organized in the United States (subject to certain exceptions in the case of immaterial subsidiaries and joint ventures) and certain of its direct and indirect foreign subsidiaries, provided that non-U.S. guarantors are only liable for obligations of Xerium Technologies Limited and certain other non-U.S. guarantors.

In addition, the obligations under the Credit Facility are secured by a first-priority perfected security interest in substantially all of the assets of the Company, Xerium Technologies Limited and such subsidiary guarantors (collectively, the “Loan Parties”), in each case, now owned or later acquired, subject to certain exceptions and legal and tax considerations and requirements, including that only 66% of the voting capital stock of the domestic Loan Parties’ “first-tier” non-U.S. subsidiaries are pledged in respect of the obligations of the Company and the U.S. guarantors under the Credit Facility.

Our Credit Facility include a number of customary and significant restrictions and covenants, subject to certain restrictions, that limit our ability to, among other things:

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

December 31, 2011

•	create liens;

•	enter into certain transactions with affiliates; and

•	enter into mergers or consolidations.

The Credit Facility includes specified financial covenants, requiring the Company to maintain certain consolidated leverage and interest coverage ratios and limiting its ability to make capital expenditures in excess of specified amounts.

In addition, the Credit Facility contains, among other restrictions, certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults and cross-acceleration to certain indebtedness, and certain events of bankruptcy, and certain events under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), material judgments, actual or asserted failures of any guarantee or security document supporting the Credit Facility to be in full force and effect and a change in control. If an event of default occurs, the lenders under the Credit Facility would be entitled to take various enforcement actions, including acceleration of amounts due under the Credit Facility and all actions permitted to be taken by a secured creditor.

The aggregate scheduled principal payments over the term of the Credit Facility, the Notes and other existing debt are shown below:

Total Scheduled Principal Payments including balloon payments (in USD)
2012	$3,548
2013	3,129
2014	2,381
2015	2,381
2016	2,381
2017 and thereafter	455,234

$469,054

Additionally, the following table outlines the estimated future interest payments to be made under the Credit Facility and Notes over the term of the obligations:

Total Estimated Interest Payments Converted into U.S. Dollars at December 31, 2011 Exchange Rates (in USD thousands)
2012	$34,485
2013	34,307
2014	34,217
2015	34,081
2016	33,946
2017 and thereafter	36,829

$207,865

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2011

As of December 31, 2011 and December 31, 2010, the carrying value of the Company’s long-term debt is $469.1 million and $481.2 million, respectively, and exceeds its fair value of approximately $439.1 million and $470.2 million, respectively. The Company determined the fair value of its debt utilizing significant other observable inputs (Level 2 of the fair value hierarchy).

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives when using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company may use interest rate caps and interest rate swaps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges protect the Company from increases in interest rates above the strike rate of the interest rate cap. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

On August 8, 2011, the Company entered into two interest rate cap agreements with certain financial institutions, with notional amounts totaling $114.4 million, whereby the Company limits its variable interest rate exposure to the strike rate of the interest rate cap agreements. Under the terms of the interest rate cap agreements, the Company will receive payments based on the spread in rates if the three-month LIBOR rate increases above the negotiated cap rates of 3.0%. The interest rate caps are considered designated hedging instruments, classified as Level 2 in the fair value hierarchy. Changes in fair value will be deferred in other comprehensive income and the cap purchase price will be reclassified from other comprehensive income into earnings as interest expense over the life of the agreements. The fair value of the interest rate caps was $175 at December 31, 2011. An unrecognized loss of ($520) was recorded in other comprehensive income at December 31, 2011.

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

The Company’s prior interest rate swaps were considered designated hedging instruments through August 31, 2009. Effective September 1, 2009, the interest rate swaps were no longer designated hedging instruments. During 2010, the Company amortized the mark to market balances related to these interest rate swaps from accumulated other comprehensive income to interest expense. The Company recognized an expense of $9,721 related to its derivative financial instruments in the year ended December 31, 2010, which was included in interest expense in its Condensed Consolidated Statements of Operations for those same periods. In

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2011

addition, the year ended December 31, 2010 Condensed Consolidated Statements of Operations included the amortization of an additional $735 from accumulated other comprehensive income to interest expense, as the Company determined it was probable that interest payments on certain debt would not occur.

Although these interest rate swaps were subject to mark to market accounting through earnings effective September 1, 2009, prior to their termination with the counterparties as discussed above, they effectively fixed, from a cash flow hedge perspective through December 31, 2010, the interest rate at 10.75% on approximately 79% of the term loan portion of the Company’s pre-petition credit facility. As a result of the termination of the interest rate swaps, the interest rate on the term loan portion of the Prior Credit Facility was no longer effectively fixed through December 31, 2010, the original term of the swaps.

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

As of December 31, 2011 and December 31, 2010, the Company had outstanding derivatives that were not designated as hedges in qualifying hedging relationships. The value of these contracts is recognized at fair value based on market exchange forward rates and is recorded in other assets (liabilities) on the Condensed Consolidated Balance Sheet. The fair value of these derivatives at December 31, 2011 and December 31, 2010 was $123 and $(222), respectively. The change in fair value of these contracts is included in foreign exchange gain (loss) and was $(1,061) and $(261) for the years ended December 31, 2011 and 2010, respectively, and is recorded in the Condensed Consolidated Statements of Operations.

The following represents the notional amounts sold and purchased for the year ended December 31, 2011:

Foreign Currency Derivative (as of December 31, 2011)	Notional Sold	Notional Purchased
Cash flow hedges	$(6,688)	$—
Fair value hedges	$(28,925)	$2,987

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

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2011

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs including fair value of investments that do not have the ability to redeem at net asset value as of the measurement date, or during the first quarter following the measurement date. The derivative assets or liabilities are typically based on an entity’s own assumptions, as there is little, if any, market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and the Company considers factors specific to the asset or liability.

To comply with Topic 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2011 and December 31, 2010, respectively, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy. The Company does not have any derivatives valued using significant unobservable inputs (Level 3) as of December 31, 2011 or December 31, 2010. The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

As of December 31, 2011

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observables Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives	$630	$—	$630	$—

Total	$630	$—	$630	$—

Liabilities
Derivatives	$(507)	$—	$(507)	$—

Total	$(507)	$—	$(507)	$—

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2011

As of December 31, 2010

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observables Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives	$35	$—	$35	$—

Total	$35	$—	$35	$—

Liabilities
Derivatives	$(257)	$—	$(257)	$—

Total	$(257)	$—	$(257)	$—

9. Income Taxes

The components of domestic and foreign income (loss) before the provision for income taxes are as follows:

	Year ended December 31,
	2011	2010	2009
U.S	$(21,683)	$(75,616)	$(92,453)
Foreign	40,552	20,796	(7,223)

Total	$18,869	$(54,820)	$(99,676)

The components of the income tax provision (benefit) are as follows:

	Year ended December 31,
	2011	2010	2009
Current:
U.S.	$788	$1,088	$222
Foreign	9,557	8,564	4,509

Total current	10,345	9,652	4,731
Deferred:
U.S	(93)	—	—
Foreign	427	8,614	7,586

Total deferred	334	8,614	7,586

Total provision	$10,679	$18,266	$12,317

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2011

The tax effect of temporary differences which give rise to deferred income tax assets and liabilities are as follows:

	2011	2010
Deferred tax assets arising from:
Loss carryforwards	$111,409	$100,974
Intangible assets, net	8,744	12,293
Pension and other benefit accruals	18,611	10,994
Tax credits	1,576	1,711
Investments	4,285	6,766
Interest and finance fees	2,076	4,690
Other allowances and accruals, net	8,975	13,935

Total	155,676	151,363
Deferred tax liabilities arising from:
Property and equipment, net	34,498	36,628
Intangible assets, net	2,570	2,628
Foreign income inclusions	22,387	22,372
Other allowances and accruals, net	337	1,312

Total	59,792	62,940
Valuation allowance	105,388	96,042

Net deferred tax liability	$9,504	$7,619

Deferred taxes are recorded as follows in the consolidated balance sheets:

	2011	2010
Current Deferred Tax Asset, Net	$6,455	$7,059
Current Deferred Tax Liability, Net	855	679
Noncurrent Deferred Tax Asset, Net	3,478	3,776
Noncurrent Deferred Tax Liability, Net	18,582	17,775

Net Deferred Tax Liability	$9,504	$7,619

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

As of December 31, 2011, the Company had a valuation allowance in place for certain of its deferred tax assets due to the Company’s accumulated loss position, and its uncertainty around the future profitability in certain of its tax jurisdictions. The valuation allowance primarily relates to deferred tax assets for available net

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2011

operating loss carry forwards in the United States, the United Kingdom, Canada, Germany, Sweden, France and Australia. While the Company believes it has adequately provided for its income tax assets and liabilities in accordance with the FASB income tax guidance, it recognizes that adverse determinations by taxing authorities, or changes in tax laws and regulations could have a material adverse effect on its consolidated financial position, results of operations or cash flows.

For the years ended December 31, 2011 and 2010, the provision for income taxes was $10,679 and $18,266, respectively. Our effective income tax rate for the year ended December 31, 2011 was 56.6% as compared with our effective rate for the year ended December 31, 2010 of (33.3)%. Our effective income tax rate is primarily impacted by income we earn in tax paying jurisdictions relative to income we earn in non-tax paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 25% to 41%. However, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. We generate losses in certain jurisdictions for which we receive no tax benefit as the deferred tax assets in these jurisdictions (including the net operating losses) are fully reserved in our valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States, the United Kingdom and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings.

For the year ended December 31, 2011 and 2010, tax expense included a benefit of approximately $328 and $336 for a Chinese tax holiday scheduled to expire in the year ending December 31, 2012.

As of December 31, 2011, the Company had a gross unrecognized tax benefit of $8,620, excluding interest and penalties. The unrecognized tax benefit decreased by approximately $667 during the year ended December 31, 2011 as a result of foreign currency effects, statute expirations and ongoing changes in currently reserved positions.

As discussed in Note 1, the Company emerged from Chapter 11 bankruptcy protection on May 25, 2010. The Company’s review of the potential impact of the overall plan of reorganization resulted in no material change in its tax position. In December 2010, as a result of the debt reorganization, the Company provided for the impairment of a portion of the deferred tax asset related to its German federal and trade loss carry forwards.

As of December 31, 2011, the Company has pre-tax net operating loss carry-forwards for U.S. federal income tax purposes of approximately $172,847 that expire on various dates from 2026 through 2031 and federal tax credits of approximately $167 that either expire on various dates or can be carried forward indefinitely. As of December 31, 2011, the pre-tax net operating loss carry-forwards and federal tax credits are fully reserved in our valuation allowance. The Company has foreign federal net operating loss carry-forwards of approximately $137,009 and capital loss carry forwards of $8,009, the majority of which can be carried forward indefinitely, and federal and provincial tax credits of approximately $1,409 that begin to expire primarily in 2024 or are carried forward indefinitely. As of December 31, 2011, $112,730, $8,009 and $1,396, of foreign federal net operating loss carry-forwards, capital loss carry-forwards and federal and provincial tax credits, respectively, are reserved in our valuation allowance

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $172,731 at December 31, 2011. Those earnings are considered to be indefinitely reinvested for continued use in foreign operations except for Argentina, Brazil and Mexico. To the extent earnings are considered to be indefinitely

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2011

reinvested, no provision for income taxes or withholding taxes has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various jurisdictions. Determination of the amount of unrecognized deferred income tax liability or withholding taxes is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carry-forwards and net operating loss carry-forwards would be available to reduce some portion of the liability. Federal income taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the United States and be taxable. The Company has not provided U.S. deferred taxes on cumulative earnings of foreign subsidiaries that it considers to be permanently reinvested. These earnings relate to on-going operations, and were approximately $103,659 as of December 31, 2011.

The Company adopted the uncertain tax provisions of Topic 740 on January 1, 2007 and, accordingly, recorded a cumulative effect increase of $3,323 to accumulated deficit, an increase of $627 to income taxes payable and an increase of $2,696 to other long-term liabilities for uncertain tax positions. On January 1, 2007, the Company had $4,126 in unrecognized tax benefits. As of the December 31, 2011, the gross amount of unrecognized tax benefits was approximately $8,620, exclusive of interest and penalties. Of this balance, if the Company were to prevail on all unrecognized tax benefits recorded, approximately $8,620 would benefit the effective tax rate. As of December 31, 2010 the gross amount of unrecognized tax benefits was approximately $9,287, exclusive of interest and penalties. Of this balance, if the Company were to prevail on all unrecognized tax benefits recorded, approximately $8,947 would benefit the effective tax rate. The Company’s unrecognized tax benefits decreased approximately $667 and increased approximately $4,264 during the years ended December 31, 2011 and 2010, respectively. During the next twelve months, management estimates $268 of the Company’s gross unrecognized tax benefit will reverse due to expiration of statutes and will benefit the effective tax rate. The Company regularly evaluates, assesses and adjusts the related liabilities in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period.

The Company accrues for certain known and reasonably anticipated income tax obligations after assessing the likely outcome. In the event that actual results differ from these accruals or if the Company becomes subject to a tax obligation for which the Company has made no accrual, the Company may need to make adjustments, which could materially impact the financial condition and results of operations. For example, taxing authorities may disagree with the Company’s tax accounting methodologies and may subject the Company to inquiries regarding such taxes, which potentially could result in additional income tax assessments. In accordance with ASC 740-10-25-6, the Company does not accrue for potential income tax obligations if management deems a particular tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. In making this determination, the Company assumes that the taxing authorities will have access to all relevant facts and information in accordance with ASC 740-10-25-7.

The tax years 2000 through 2011 remain open to examination in our domestic jurisdictions and the tax years 2005 through 2011 remain open to examination in the major foreign taxing jurisdictions to which the Company and its subsidiaries are subject. There are currently no U.S. Federal or state audits or examinations underway.

In 2010, the German tax authorities initiated an audit of the Company’s German entities for the tax years 2004 through 2007. For certain of those German entities under audit, the Company reached an agreement with the tax authorities for issues identified as a result of this audit, and in September 2010, the Company accrued for any taxes due as a result of this agreement. For the remaining German entities under audit, the Company received an initial assessment in December of 2011 and accrued for any taxes due as a result of this assessment.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2011

In November 2010, the Company concluded an audit relating to its Canadian subsidiary for tax years 2005 through 2007, and established a reserve in December 2010 to account for the resolution of this audit.

In November of 2011, the Federal Revenue Department of the Ministry of Finance of Brazil (“FRD”) issued a tax assessment against the Company’s indirect subsidiary, Xerium Technologies Brasil Indústria e Comércio S.A. (“Xerium Brazil”), challenging the goodwill recorded in the 2005 acquisition of Wangner Itelpa and Huyck Indústria e Comércio S.A. by Robec Brasil Participações Ltda. This assessment denies the amortization of that goodwill against net income for the years 2006 through 2010. In addition, the assessment seeks payment of approximately $42,620 (subject to currency exchange rates) of tax, penalties and interest. The Company believes the transactions in question (i) complied with Brazilian tax and accounting rules, (ii) were effected for a legitimate business purpose, to consolidate the Company’s operating activities in Brazil into one legal entity, and (iii) were properly documented and declared to Brazilian tax and corporate authorities. Based on the foregoing, Xerium Brazil filed a response disputing the tax assessment at the first administrative level of appeal within the FRD in December 2011.

Although there can be no assurances, at year-end December 31, 2011 the Company believed it was more likely than not that it would prevail on every tax position under examination and therefore it did not accrue any amounts related to this assessment in 2011. Because this dispute is at a preliminary stage for resolution with the FRD, the Company cannot assure a favorable outcome and cannot currently estimate the timing of the final resolution of this matter. The Company believes it has meritorious defenses and will vigorously contest this matter. However, if the FRD’s initial position is sustained, the amount assessed would result in a material adjustment to the Company’s consolidated financial statements and would adversely impact the Company’s financial condition and results of operations.

The Company believes that it has made adequate provisions for all income tax uncertainties.

A reconciliation of the balances of the unrecognized tax benefits is as follows:

	2011	2010	2009
Balance as of January 1	$9,287	$5,023	$4,831
Gross decreases—tax positions in prior period due to settlements	34	(215)	(642)
Gross increases—tax positions in prior period-other	(195)	524	—
Gross decreases—related to lapse in statute of limitations	(549)	(565)	(206)
Gross increases—tax positions in current period	205	4,520	953
Currency effects	(162)	—	87

Balance at December 31	$8,620	$9,287	$5,023

The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense and accordingly, the Company recorded a $209 benefit and a $328 expense for interest and penalties during the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, the Company recorded accrued interest and penalties related to uncertain tax positions of approximately $2,508 and $2,732, respectively.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2011

The provision for income taxes differs from the amount computed by applying the U.S. statutory tax rate (35%) to income before income taxes, due to the following:

	Year ended December 31,
	2011	2010	2009
Book income (loss) at U.S. 35% statutory rate	$6,604	$(19,187)	$(34,874)
State income and other taxes due, net of federal benefit	1,070	1,710	955
Foreign tax rate differential	(1,799)	374	(7,137)
Dividends and other foreign income, net of foreign tax credits	2,638	7,975	721
Change in valuation allowance	910	(10,272)	24,418
Tax rate changes	2,263	124	41
Tax credits and refunds	(41)	(424)	(714)
Goodwill	(2,933)	(2,825)	25,985
Change in tax reserves	(343)	4,606	1,125
Provision to return adjustments	160	29,408	(124)
Other, net	2,150	400	1,921
Financing costs	—	6,377	—

Total	$10,679	$18,266	$12,317

For the year ended December 31, 2011, we reported the tax effect for the change in valuation allowance and provision to return adjustments in the amounts of $910 and $160, respectively. Given that all U.S. deferred tax assets are fully reserved in the valuation allowance, the current year domestic loss resulted in an increase to the valuation allowance of approximately $7,589. This increase was partially offset by domestic permanent income adjustments in 2011 primarily related to foreign income inclusions of ($2,989) and state net operating loss of ($1,648).

In 2011 there were approximately ($11,117) of pre-tax losses generated in foreign jurisdictions where deferred tax assets are fully reserved. The net pretax losses generated in 2011 resulted in an increase in the available net operating loss carry-forward; however, given that all deferred tax assets were fully reserved in the valuation allowance for the aforementioned loss companies, these losses resulted in an increase to the valuation allowance of approximately $3,891. This increase was offset by foreign adjustments in 2011 primarily related to changes in certain foreign tax rates of ($2,278) and a deferred tax adjustment in Canada of ($2,781).

These above mentioned adjustments do not have an impact on income tax expense or our effective tax rate as they were recorded in jurisdictions where we are fully reserved with regard to the valuation allowance. As such, all of the aforementioned adjustments net to $0 in calculating our effective tax rate. As of December 31, 2011, the Company changed its position regarding the realizability of certain of its deferred tax assets resulting in additional valuation allowance recorded in 2011 of approximately $71

For the year ended December 31, 2010, we reported the tax effect for the change in valuation allowance and provision to return adjustments in the amounts of ($10,272) and $29,408, respectively. In 2010, the U.S. entities had pre-tax loss of ($75,611) as compared to pre-tax loss generated in 2009 of ($92,453). The U.S. entities recorded permanent income adjustments in 2010, the most material of which was an adjustment of $18,063 to reverse consolidating book eliminations that were not applicable for U.S. tax reporting purposes. The net pretax loss generated in 2010 resulted in an increase in the available net operating loss carry-forward. However, given

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2011

that all U.S. deferred tax assets were fully reserved in the valuation allowance, this loss resulted in an increase to the valuation allowance of approximately $10,847. The U.S. entities also recorded provision to return adjustments in 2010 (related to the 2009 return) that were primarily comprised of a provision to return adjustment to the net operating loss, recorded through the deferred tax asset with an offset to the valuation allowance. The amount the U.S. entities reversed in 2010 equaled $10,095. In 2010 there were approximately ($30,550) of pre-tax losses generated in foreign jurisdictions where the deferred tax assets are fully reserved in the valuation allowance. The pre-tax losses generated in 2010 created an increase in available foreign net operating loss carry-forwards; however, given that all deferred tax assets were fully reserved in the valuation allowance for the aforementioned loss companies, these losses resulted in an increase to the valuation allowance of approximately $8,401. Additionally, in 2009, one of our U.K. subsidiaries recorded a write-down in one of its investments for statutory financial purposes. In 2010, upon finalization of the statutory audit and filing of the tax return, a provision to return adjustment was recorded through the deferred tax asset with an offset to the valuation allowance. The amount the U.K. entities reversed in 2010 equaled approximately $19,361.

For the year ended December 31, 2009, we reported the tax effect for the change in valuation allowance and provision to return adjustments in the amounts of $24,418 and ($124), respectively. In 2009, the U.S. entities had a pre-tax loss of ($92,453) as compared to pre-tax income in 2008 of $29,538. The U.S. entities recorded permanent income adjustments in 2009, the most material of which was an adjustment of $31,208 to reverse consolidating book eliminations recorded in the U.S. entities that were not applicable for U.S. tax reporting purposes. The net pre-tax loss generated in 2009 created an increase in the available U.S. net operating loss carry-forward; however, given that all U.S. deferred tax assets were fully reserved in the valuation allowance, this loss resulted in an increase in the valuation allowance of approximately $15,286. Additionally, in 2009, there were approximately (17,498) of pre-tax losses generated in foreign jurisdictions where the deferred tax assets were fully reserved in the valuation allowance. These foreign pre-tax losses resulted in an additional increase in the valuation allowance of approximately $5,124.

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

The Company does not fund certain plans, as funding is not required. Approximately $45,900 of the total underfunded status of $82,000 and $46,000 of the total underfunded status of $70,400 relate to the unfunded pension plans for December 31, 2011 and 2010, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. In addition, the Company also intends to fund its UK and Canadian defined benefit plans in accordance with local regulations. Additional discretionary contributions are made when deemed appropriate to meet the long-term obligations of the plans.

The Company also provides additional unfunded supplemental retirement benefits to one of its officers and certain other former employees, which have been included in the benefit costs below.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2011

Postretirement Plans

In addition to defined benefit pension plans, the Company sponsors various unfunded defined contribution plans that provide for retirement benefits to employees, some in accordance with local government requirements.

In accordance with the provisions of ASC Topic 715-20-50, Compensation—Retirement Benefits (“Topic 715”), the measurement date for defined benefit plans outside the U.S. is December 31 for the years ended December 31, 2011, 2010 and 2009.

Postemployment Obligations

The Company has postemployment plans in various countries and accounts for these plans in accordance with Topic 715. The Company’s postemployment obligations consist primarily of payments to be made to employees upon termination of employment, as defined, and are accrued according to local statutory laws in the respective countries. The Company’s obligation for postemployment benefits amounted to $1,915 and $1,992 as of December 31, 2011 and 2010, respectively.

Benefit Obligations and Plan Assets

A summary of the changes in benefit obligations and plan assets as of December 31, 2011 and 2010 is presented below.

	Defined Benefit Plans		Other Postretirement Benefit Plan
	2011	2010	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$140,497	$133,097	$555	$558
Service cost	3,409	3,570	—	—
Interest cost	6,945	6,843	24	26
Plan participants’ contributions	119	109	—	—
Actuarial (gain) loss	12,799	8,061	9	(9)
Currency translation impact	(845)	(2,844)	—	—
Settlement/curtailment gain	(649)	(32)	—	—
Administrative expenses paid	(603)	(493)	—	—
Benefits paid	(7,204)	(7,814)	(3)	(20)

Benefit obligation at end of year	$154,468	$140,497	$585	$555

Change in plan assets
Fair value of plan assets at beginning of year	$70,084	$61,312	$—	$—
Actual return on plan assets	1,912	7,341	—	—
Employer contributions	8,937	9,899	—	—
Plan participants’ contributions	119	109	—	—
Settlement	(649)	—	—	—
Administrative expenses paid	(603)	(493)	—	—
Currency translation impact	(119)	(270)	—	—
Benefits paid	(7,204)	(7,814)	—	—

Fair value of plan assets at end of year	$72,477	$70,084	$—	$—

Funded status (1)	$(81,991)	$(70,413)	$(585)	$(555)

(1)	In accordance with Topic 715, $3,519 and $3,591 of this amount is recorded in accrued expenses as of December 31, 2011 and 2010, respectively.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2011

All of the Company’s pension plans that comprise the pension obligation amounts above, have a projected benefit obligation equal to or in excess of plan assets as of the years ended December 31, 2011 and 2010. The accumulated benefit obligation was $145,254 and $131,844 as of the years ended December 31, 2011 and 2010, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	December 31,
	2011	2010
Projected benefit obligation	$154,468	$140,497
Accumulated benefit obligation	145,254	131,884
Fair value of plan assets	72,477	70,084

Components of Net Periodic Benefit Cost

	Defined Benefit Plan			Other Postretirement Benefit Plans
	2011	2010	2009	2011	2010	2009
Service cost	$3,409	$3,570	$2,986	$—	$—	$—
Interest cost	6,945	6,843	6,718	24	26	84
Expected return on plan assets	(5,113)	(4,409)	(3,792)	—	—	—
Amortization of prior service cost	14	15	38	—	—	—
Amortization of net (gain) loss	1,378	982	1,230	(9)	(7)	(4)
Curtailment loss	—	126	282	—	—	—

Net periodic benefit cost	$6,633	$7,127	$7,462	$15	$19	$80

For defined benefit plans, the estimated net loss and prior service cost to be amortized from accumulated other comprehensive loss during 2012 is expected to be $2,279 and $14, respectively (unaudited).

	Defined Benefit Plans		Other Postretirement Benefit Plans
	2011	2010	2011	2010
Additional Information
Change in funded status included in accumulated other comprehensive loss, net of tax	$(13,799)	$(3,609)	N/A	N/A

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	Defined Benefit Plans		Other Postretirement Benefit Plans
	2011	2010	2011	2010
Discount rate	4.49%	5.16%	3.50%	4.50%
Rate of compensation increase	3.61	3.78	—	—

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2011

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:

	Defined Benefit Plans		Other Postretirement Benefit Plans
	2011	2010	2011	2010
Discount rate	5.16%	5.57%	4.50%	5.00%
Expected long-term return on plan assets	7.14	7.16	—	—
Rate of compensation increase	3.78	3.81	—	—

Plan Assets

The percentage of fair value of total plan assets for funded plans are invested as follows:

	Plan Assets at December 31,
Asset Category	2011	2010
Marketable equities	61%	65%
Fixed income securities	39	35

Total	100%	100%

The Company’s plan assets are invested in the U.S., the United Kingdom (“UK”) and Canada. Plan asset investments are accounted for at cost on the trade date and are reported at fair value. Canadian plan assets totaling $19,245 are classified as Level 2 within the fair value hierarchy. Certain U.S. plan assets totaling $2,813 are classified as Level 3 within the fair value hierarchy, since the Company does not have the ability to redeem at net asset value for a period longer than one quarter following the measurement date. All other plan assets totaling $50,419 are classified as Level 1. In general, plan assets are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility. Due to the level of risk associated with certain investments, it is reasonably possible that changes in the values of investments will occur in the near term and that such changes could materially affect the amounts reported in the plan assets. The investment objective of the plans is to maximize the return on plan assets over a long time horizon, while meeting the plan obligations. Investment risk is substantially reduced by diversification of investments within particular asset classes. The expected future rate of return on plan assets is based on historic performance of bonds and equities and the higher returns expected by equity-based capital relative to debt capital. The agreements with the fund managers include a number of restrictions which are designed to ensure that only suitable investments are held. Generally, investment performance is provided to and reviewed by the Company on a quarterly basis. If any changes take place in the legal, regulatory or tax environment which impact the investment of the portfolios or the investment returns, the fund manager is expected to notify the Company immediately and to advise on their anticipated impact.

Details relating to the Company’s plan assets are as follows:

U.S. Plan Assets: Approximately 83% of the Company’s U.S. plan assets are invested in the U.S., of which 54% are invested in marketable equity securities and 46% are invested in fixed income securities managed by the fund manager. This allocation is in accordance with the strategic allocation adopted by the Company’s pension committee comprising of approximately 60% equity investment and 40% bond investment.

UK Plan Assets: Approximately 65% of the Company’s UK plan assets are invested in the UK, of which 35% are invested in marketable equity securities and 65% are invested in fixed income securities managed by the

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2011

fund manager. The trustees of the UK pension plan have adopted a strategic allocation comprising of 60% equity investment and 40% bond investment. The allocation of equity investments between UK domestic and UK foreign equities is 40% and 60%, respectively and the fixed income bond investment is allocated equally between government and corporate bonds in the UK. Investment risk is substantially reduced by diversification of investments and accordingly, assets are invested 57% in the fund manager’s Global Equity Index Fund, 22% in the Over 15 Year Gilts Index Fund and 21% in the AAA-AA-A Bonds Over 15 Year Index Fund. The majority of the plan liabilities are linked to price and salary inflation. The policy is therefore to invest the majority of the assets in investments which are expected to exceed price inflation and general salary growth over long periods.

Canadian Plan Assets: Approximately 64% of the Company’s Canadian plan assets are invested in Canada, of which 68% are invested in marketable equity securities and 32% are invested in fixed income securities managed by the fund manager. The Company’s pension committee has adopted a strategic allocation comprising of approximately 65% equity investment and 35% bond investment. The target allocation of equity investments between Canadian domestic and Canadian foreign equities is approximately 50% each. As of December 31, 2011, assets were invested 85% in the fund manager’s Balanced Pension Trust Series O and 15% in the U.S. Pooled Pension Fund Series O. Investments are made with due consideration for the overall funds’ risk and expected return.

Contributions

The Company expects to make contributions and direct benefit payments of approximately $9,222 (unaudited) under its defined benefit plans in 2012.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Defined Benefit Plans	Other Postretirement Benefit Plans
2012	$6,762	$60
2013	6,551	58
2014	6,724	56
2015	7,177	54
2016	7,686	52
Years 2017–2021	44,711	217

The Company also maintains a funded retirement savings plan for U.S. employees which is qualified under Section 401(k) of the U.S. Internal Revenue Code. During 2008, the plan allowed eligible employees to contribute up to 15% of their compensation (plus catch-up contributions for participants over age 50), with the Company matching 100% of up to the first 4% of employee compensation. The Company suspended the matching contribution in February 2009 but for 2010 removed the suspension and enhanced the match to 200% of the first 1% of employee compensation and 100% of the next 4% of employee compensation. Costs associated with the Plan are charged to the consolidated statements of operations and amounted to $1,721, $1,656 and $256 for the years ended December 31, 2011, 2010 and 2009, respectively.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2011

11. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Pension Liability Changes Under Topic 715	Change in Value of Derivative Instruments	Accumulated Other Comprehensive Income Gain (Loss)
Balance at December 31, 2008	$5,891	$(21,531)	$(13,859)	$(29,499)
Current year change	16,488	(2,244)	4,138	18,382

Balance at December 31, 2009	22,379	(23,775)	(9,721)	(11,117)
Current year change	2,628	(3,609)	9,721	8,740

Balance at December 31, 2010	25,007	(27,384)	—	(2,377)
Current year change	(14,850)	(13,799)	(520)	(29,169)

Balance at December 31, 2011	$10,157	$(41,183)	$(520)	$(31,546)

Comprehensive loss for years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Net income (loss)	$8,190	$(73,086)	$(111,993)
Foreign currency translation adjustments	(14,850)	2,628	16,488
Pension liability changes under Topic 715	(13,799)	(3,609)	(2,244)
Change in value of derivative instruments	(520)	9,721	4,138

Comprehensive loss	$(20,979)	$(64,346)	$(93,611)

12. Commitments and Contingencies

Leases

The Company leases office buildings, vehicles, and computer equipment for its worldwide operations. Minimum rent is expensed on a straight-line basis over the term of the leases. Operating lease rental expense was $5,622, $5,122 and $6,053 during the years ended December 31, 2011, 2010 and 2009, respectively.

These leases expire at various dates through 2023. At December 31, 2011, future minimum rental payments due under non-cancelable leases were as follows:

2012	$5,345
2013	4,459
2014	3,501
2015	2,990
2016	2,766
Thereafter	5,147

Total minimum operating lease payments	$24,208

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2011

Collective Bargaining and Union Agreements

Approximately 68% of the Company’s employees are either subject to various collective bargaining agreements or are members of trade unions, employee associations or workers councils predominantly outside of the United States. Approximately 9% of those employees subject to collaborative bargaining agreements, or 1% of the Company’s total employees, are covered by agreements that are set to expire during 2012.

Legal Proceedings

The Company and its subsidiaries are involved in various legal matters, which have arisen in the ordinary course of business as a result of various labor claims, taxing authority reviews and other legal matters. As of December 31, 2011, the Company had accrued an immaterial amount in its financial statements for these matters for which (1) management believed the possibility of loss was either probable or possible, and (2) was able to estimate the damages. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of our strategies related to these proceedings. See Note 9 for a discussion of the governmental proceeding of Xerium Brazil before the FRD.

Environmental Matters

The Company’s operations and facilities are subject to a number of national, state and local laws and regulations protecting the environment and human health in the United States and foreign countries that govern, among other things, the handling, storage and disposal of hazardous materials, discharges of pollutants into the air and water and workplace safety. Because of the Company’s operations, the history of industrial uses at some of these facilities, the operations of predecessor owners or operators of some of the businesses, and the use and release of hazardous substances at these sites, the liability provisions of environmental laws may affect the Company. The Company is not aware of any material unasserted claims and any potential material liability from those claims.

The Company believes that any additional liability in excess of amounts provided which may result from the resolution of such matters will not have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

Other Contingencies

On December 9, 2011, the Company entered into an amendment to the employment agreement with Stephen Light, our President and CEO, to promote continuity during a period of succession leading to Mr. Light’s anticipated retirement. The amendment to Mr. Light’s employment agreement provided that we would pay Mr. Light a $2.2 million cash payment at the transition date, which is deemed to be December 31, 2012 at this time. This amount will be accrued throughout the remainder of his service with the Company.

13. Stock-Based Compensation and Stockholders’ Equity (Deficit)

As discussed in Note 1, in 2010, the Company had an effective 20 to 1 reverse split of its Old Common Stock; accordingly the effect of the split has been reflected retroactively for all periods presented.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2011

The Company records stock-based compensation expense in accordance with Topic 718 and uses the straight-line attribution method to recognize expense for time-based RSUs. The Company recorded stock-based compensation expense during the three years ended December 31, 2011, 2010 and 2009 as follows:

	For the Years ended December 31,
	2011	2010	2009
RSU and DSU Awards (1)	$1,091	$4,018	$2,305
Management Incentive/Performance Award Programs (2)	348	2,467	—
Stock Awards (3)	—	825	94

Total	$1,439	$7,310	$2,399

(1)	Related to restricted stock units awarded in and prior to 2011 and deferred stock units awarded to certain non-employee directors in and prior to 2011. See further discussion below.
(2)	For 2011 and 2010, the amount represents the estimated value of stock awards to be made under the 2011 Management Incentive Compensation Program (the “2011 MIC”) and the 2010 Management Incentive Compensation Program (the “2010 MIC”), which was approved by the Company’s Board of Directors in March of 2011 and September of 2010, respectively. See further discussion below. For 2009, no amounts were expensed related to the 2009 Performance Award Program, which was approved by the Company’s Board of Directors on March 10, 2009, as the underlying targets for 2009 were not achieved.
(3)	For 2010, amount represents a total of 39,764 shares of common stock that were sold to Mr. Stephen Light, the Company’s Chairman, President and Chief Executive Officer on January 5, 2010. See further discussion below.

The related tax impact on stock-based compensation was a tax benefit of $84, $232 and $118 for the years ended December 31, 2011, 2010 and 2009.

2010 Equity Incentive Plan

Pursuant to the Plan as discussed in Note 1, the Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”) on the Effective Date. The 2010 Plan provides for the grant of awards consisting of any or a combination of stock options, stock appreciation rights, restricted stock, unrestricted stock or stock unit awards.

Shares Reserved for Awards

The maximum number of shares that may be delivered under or in satisfaction of awards under the 2010 Plan is 913,525 shares of New Common Stock, provided, however, that to the extent that equity incentive awards granted prior to the Effective Date pursuant to the Company’s 2005 Equity Incentive Plan, as amended (the “2005 Plan”), or employment agreements with the Company’s senior management did not or do not vest on or after the Effective Date in accordance with their terms, the number of shares of New Common Stock reserved pursuant to the Plan with respect to such unvested awards shall be added to the number of shares of New Common Stock that may be delivered under the 2010 Plan. The number of shares deliverable under the 2010 Plan is subject to adjustment in the case of stock dividends and other transactions affecting the New Common Stock.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2011

Summary of Activity Under the 2010 Plan:

Long-Term Incentive Program—2011 LTIP

On March 15, 2011, the Board approved the Company’s 2011-2013 Long-Term Incentive Plan (the “2011 LTIP”) under the 2010 Plan. Awards under the 2011 LTIP are both time-based and performance-based. Awards will be paid in the form of restricted stock units or shares of common stock of the Company, as described below. Time-based awards under the 2011 LTIP were approved in the form of 9,252 time-based restricted stock units granted on March 15, 2011 under the Company’s 2010 Plan. These time-based restricted stock units will vest in equal installments on March 31, 2012, 2013 and 2014, and will be converted into shares of common stock as they vest. Performance-based awards under the 2011 LTIP were approved in the form of 17,183 performance-based restricted stock units and will vest (a) if the participant remains continuously employed with the Company through December 31, 2013 and (b) on a sliding scale ranging from 0% to 110% if the Company’s results fall between 80.1% and 110% of the specified three-year cumulative Adjusted EBITDA target as adjusted to reflect currency exchange rate fluctuations relative to the U.S. Dollar. Vested stock units will convert into shares of the Company’s common stock after the close of the three-year performance period ended December 31, 2013.

Long-Term Incentive Program—2010 LTIP

On September 22, 2010, the Board approved the Company’s 2010-2012 Long-Term Incentive Plan (the “2010 LTIP”) under the 2010 Plan. Awards under the 2010 LTIP are both time-based and performance-based. Awards are paid in the form of restricted stock units or shares of common stock of the Company, as described below. Time-based awards under the 2010 LTIP were approved in the form of 122,260 time-based restricted stock units granted on October 29, 2010 under the Company’s 2010 Plan. On March 31, 2011, 43,651 time-based restricted stock units vested in accordance with the 2010 LTIP and were converted to common stock, with the remaining 78,609 time-based restricted stock units to vest in equal installments on March 31, 2012 and March 31, 2013. These will be converted into shares of common stock as they vest. Performance-based awards under the 2010 LTIP will vest (a) if the participant remains continuously employed with the Company through December 31, 2012 and (b) on a sliding scale ranging from 0% to 110% if the Company’s results fall between 80.1% and 110% of the specified three-year cumulative Adjusted EBITDA target as adjusted to reflect currency exchange rate fluctuations relative to the U.S. Dollar. Vested stock units will convert into shares of the Company’s common stock after the close of the three-year performance period ended December 31, 2012.

2011 MIC

On March 15, 2011, the Board approved the 2011 Management Incentive Plan (“2011 MIC”). Under the 2011 MIC, eighty percent of the payouts are determined by the Company’s performance against a specified Adjusted EBITDA metric for the 2011 fiscal year. The Adjusted EBITDA metric was adjusted to reflect currency fluctuations relative to the U.S. Dollar. The remaining twenty percent of the payouts are based on specified net sales targets, and are adjusted to reflect currency fluctuations relative to the U. S. Dollar. The 2011 MIC awards will be paid out based on a sliding scale ranging from 35% if the metric is achieved at 95% of target up to 200% if the metric is achieved at 120% of target. Fifty percent of any 2011 MIC award earned will be paid in cash and fifty percent is expected to be paid in the form of common stock based on an average per-share price within a collar. At December 31, 2011, management determined that the performance against the specified Adjusted EBITDA target as adjusted to reflect currency exchange rate fluctuations relative to the U.S. Dollar was partially met, and recorded approximately $0.7 million compensation expense, of which $0.35 million is included in accrued liabilities and $0.35 million is included in additional paid in capital in the Consolidated Balance Sheet at December 31, 2011.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2011

2010 MIC

On September 22, 2010 the Board approved an amendment and restatement of the Company’s Performance Award Program for 2010 (“2010 MIC”). Under the amended plan, payouts are determined by the Company’s performance against a specified Adjusted EBITDA metric for the 2010 fiscal year. Fifty percent (50%) of any 2010 MIC award earned was paid in cash and 50% was paid in the form of RSUs under the Company’s 2010 Plan based on an average per-share price within a collar. The 2010 MIC awards were paid out based on a sliding scale ranging from 35% if the metric was achieved at 95% of target up to 200% if the metric was achieved at 125% of target. The Adjusted EBITDA metric was adjusted to reflect currency fluctuations relative to the U.S. Dollar. The awards were fully vested at the grant date and were payable in common stock 90 days later. At December 31, 2010, management determined that the performance against the specified Adjusted EBITDA target as adjusted to reflect currency exchange rate fluctuations relative to the U.S. Dollar was met, and recorded approximately $5.0 million compensation expense, of which $2.5 million is included in accrued liabilities and $2.5 million is included in additional paid in capital in the Consolidated Balance Sheet at December 31, 2010. In accordance with the 2010 MIC agreement, the Company issued 111,118 shares of common stock, net of withholdings, in the second quarter of 2011.

Directors’ Deferred Stock Unit Plan

On March 15, 2011, the Board approved a new compensation plan for non-management directors (the “2011 DSU Plan”). Under this plan, each director is to receive an annual retainer of $112, to be paid on a quarterly basis in arrears beginning with the quarter ended June 30, 2011. Half of the annual retainer is payable in deferred stock units (“DSUs”), with the remaining half payable in cash. The non-management directors were awarded an aggregate 30,435 DSUs under the 2011 DSU Plan for service during the year ended December 31, 2011. In addition, in accordance with the 2011 DSU Plan, 19,449 DSUs were settled in Common Stock during the year ended December 31, 2011.

Warrants

In connection with the Company’s reorganization in 2010, the holders of the Company’s Old Common Stock also received warrants to purchase an aggregate of 1,662,350 shares of New Common Stock (the “Warrants”), representing approximately 0.0324108 Warrants for each share of Old Common Stock. The Warrants are exercisable for a term of four years from the issue date at an exercise price of $19.55 per share of New Common Stock. The exercise price was determined in accordance with a formula based on the final amount of allowed claims of the Lenders.

Performance-based RSU Awards

On December 24, 2009, the Compensation Committee of the Company’s Board of Directors approved an amendment to the terms of all performance-based restricted stock units of the Company outstanding on December 24, 2009. The amendment provided that upon completion of a successful debt restructuring of the Company, as defined, which constituted a new performance criterion, such performance-based restricted stock units would vest and settle in full. The Compensation Committee determined that this new performance criterion

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2011

would be met and vesting would occur on the date the Plan was confirmed by the Bankruptcy Court (the “Confirmation Date”). The Confirmation Date occurred on May 12, 2010 and 43,854 shares of common stock underlying 71,571 performance-based RSUs were issued on that date; the remaining 27,717 shares underlying such RSUs were withheld from issuance in connection with tax withholding requirements related to the issuance of such shares to the recipients. This modification had no material impact on the Company’s stock based compensation expense for 2009. In 2010, however, the Company recorded stock based compensation of approximately $1,741 related to this modification.

On December 31, 2009, the Company entered into an amendment to the employment agreement with Mr. Light as the per-participant, per-year limitations under the Company’s 2005 Plan prevented the Company from fulfilling its contractual obligation and granting to Mr. Light stock units under the Company’s equity incentive plan with an aggregate value of $1,250 on January 1, 2010. The amendment to Mr. Light’s employment agreement provided that in lieu of granting him such restricted stock units, the Company instead would (i) grant to Mr. Light 25,000 performance-based restricted stock units on January 1, 2010, which vest annually over a three-year period if the price of the Company’s common stock meets or exceeds certain price targets approved by the Compensation Committee of the Company’s Board of Directors; and (ii) make a cash payment to Mr. Light of $825 which Mr. Light was obligated to use the total amount of such cash payment, less the amount necessary to satisfy tax obligations with respect to the cash payment, to purchase shares of common stock from the Company at its agreed fair value, based on the average per share closing price on the New York Stock Exchange of the Company’s shares of common stock for the 20 trading days prior to January 1, 2010. Accordingly, a total of 39,764 shares of common stock were sold to Mr. Light on January 5, 2010 for approximately $531 in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. On September 22, 2010, the Board approved an amendment to the terms of 25,000 restricted stock units previously granted to Mr. Light under the 2005 Plan on January 1, 2010. The terms of the amended award align with those of the LTIP awards described above, including that 35% of such award is a time-based award (8,750 RSUs) and the remainder is a performance-based award with the exception that no scale for performance above 100% is provided.

On December 9, 2011, the Company entered into an amendment to the employment agreement with Mr. Light, to promote continuity during a period of succession leading to Mr. Light’s anticipated retirement. The amendment to Mr. Light’s employment agreement provided that the vesting of 50,000 performance-based restricted stock units will be accelerated upon the transition date, as defined in the amendment at the earlier of the date the Board appoints a new Chief Executive Officer or December 15, 2012. As Mr. Light had 139,750 contingently issuable performance-based restricted stock units outstanding prior to this amendment, the Company, in accordance with the requirements of Topic 718 “Share-based Compensation”, treated the amendment as a modification of the existing performance-based restricted stock awards, and reversed $730 of stock compensation that had already been expensed on these awards. The modified awards, which were valued at $363 at the grant date, will be amortized to stock compensation expense over the remaining service period, which is deemed to be through December 15, 2012. In addition, the amendment provides for the granting of an option to purchase 40,000 shares of the Company’s common stock at a price equal to the greater of $16 per share or the then fair market value of such shares, which option will be fully vested at the grant date and have a term of five years. The options were valued at $215 at the grant date, and will be amortized to stock compensation expense over the remaining service period.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2011

Time-based RSU Awards

At various dates in 2009, the Company granted 55,674 time-based RSU awards to certain employees, specifically 47,348 and 5,625 RSUs to its chief executive officer and chief financial officer, respectively. Such awards vest in nearly equal installments on certain dates as described in the table below. The time based restricted stock units may also vest, in whole or in part, in connection with a change in control (as defined in the awards) and/or termination of employment under the circumstances set forth in the restricted stock unit awards.

Certain time-based RSUs and all non-employee director RSUs automatically adjust to reflect awards of additional RSUs upon payment of dividends by the Company. Outstanding RSUs that were awarded in connection with the payment of dividends are included in the table below. No RSUs were awarded in connection with the payment of dividends since 2007 as no dividends were paid by the Company after 2007 because the Company’s senior credit facility in effect at that time precluded the payment of dividends. The Credit Facility continues to generally prohibit the payment of dividends.

During the first quarter of 2010, 18,707 shares of common stock underlying 28,808 time-based RSUs were issued; the remaining 10,101 shares underlying the RSUs were withheld from issuance in connection with tax withholding requirements related to the issuance of such shares to the recipients.

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

A summary of RSUs outstanding as of December 31, 2011 and their vesting dates is as follows.

	Vesting Dates	Number of RSUs
Time-based RSUs granted during various dates in 2009	April 30, 2012	250
Time-based RSUs granted during 2010	Annually in equal installments March 31, 2012 and March 10, 2013	87,462
Performance-based RSUs granted during 2010	December 31, 2012	104,083
Time-based RSUs granted during 2011	Annually in equal installments March 31, 2012, March 31, 2013 and March 31, 2014	9,147
Performance-based RSUs granted during 2011	December 31, 2013	16,988
Non-employee directors’ RSUs	Immediately vested on grant dates	24,415
Time-based RSUs granted during 2011	December 15, 2012	50,000

		292,345

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2011

RSU activity during years ended December 31, 2009, 2010 and 2011, are presented below.

	Number of RSUs	Price Range of Grant- Date Fair Value Per RSU	Weighted Average Grant-Date Fair Value Price Per RSU
Outstanding, December 31, 2008	67,929	$75.40 – 240.20	$150.00
Granted	129,180	10.80 – 33.00	26.40
Forfeited	(23,603)	102.40 – 233.20	193.00
Issued or withheld for tax withholding purposes	(6,035)	77.80 – 108.00	104.20

Outstanding, December 31, 2009	167,471	10.80 – 240.20	50.20
Granted	409,872	12.60 – 15.95	12.97
Forfeited	(33,158)	12.60 – 163.00	29.40
Issued or withheld for tax withholding purposes	(119,176)	10.40 – 240.20	50.54

Outstanding, December 31, 2010	425,009	10.40 – 240.20	15.74
Granted	106,570	6.89 – 24.05	12.06
Forfeited	(139,750)	12.93	12.93
Issued or withheld for tax withholding purposes	(99,484)	6.89 – 108.00	23.16

Outstanding, December 31, 2011	292,345	$7.25 – 21.69	$13.04

Exercisable, December 31, 2011 (1)	20,859	$6.89 – 24.05	$14.21

(1)	Exercisable at December 31, 2011 consisted of non-employee director DSUs. The total grant-date fair value of such non-employee director DSUs that vested during the year ended December 31, 2011 was $200.

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

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2011

(ii)	Expected volatility. The Company is responsible for estimating the volatility of the price of its common stock and has considered a number of factors, including third party estimates, to determine its expected volatility. For these awards, after being a public company for more than four years, the Company determined to use its own historical volatility rather than a peer group analysis. The volatility for the 2010 award was 120%.
(iii)	Expected dividends. No dividends were declared by the Company after 2007 because the Company’s senior credit facility at that time precluded the payment of dividends. The Credit Facility continues to generally prohibit the payment of dividends.
(iv)	Risk-free interest rate. The yield on zero-coupon U.S. Treasury securities for the period that is commensurate with the expected term assumptions.

For the Warrants issued on the Effective Date, the Company calculated the grant-date fair value by using a Black-Scholes option pricing model and the following assumptions. The Warrants are not considered stock-based compensation and their issuance has been recorded as a memorandum entry only.

Expected term (i)	4 years
Expected volatility (ii)	75%
Expected dividends (iii)	None
Risk-free interest rate (iv)	1.65%

(i)	Expected term. Warrants expire four years after the grant date.
(ii)	Expected volatility. The Company is responsible for estimating the volatility of the price of its common stock and has considered a number of factors, including third party estimates, to determine its expected volatility. For these awards, after being a public company for five years, the Company determined to use a blend of its own five-year historical volatility and that of its peer group, which resulted in volatility of 75%.
(iii)	Expected dividends. No dividends were declared by the Company after 2007 because the Company’s senior credit facility at that time precluded the payment of dividends. The Credit Facility continues to generally prohibit the payment of dividends.
(iv)	Risk-free interest rate. The yield on zero-coupon U.S. Treasury securities for the period that is commensurate with the expected term assumptions.

Forfeitures

As the time-based and performance-based RSUs require continued employment or service up to the time of vesting, the amount of stock-based compensation recognized during a period is required to include an estimate of forfeitures. No estimate of forfeitures has been made for RSUs and DSU’s awarded to non-employee directors because they vest immediately upon grant. Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is related to employee attrition and based on a historical analysis of its employee turnover. This analysis is re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will be only for those shares that meet the requirements of continued employment up to the time of vesting. As of December 31, 2011, the forfeiture rates for the 2010 and 2011 LTIP plans are estimated at 10%. In accordance with Topic 718, the cumulative effect of applying the change in estimate retrospectively is recognized in the period of change. During 2011, the Company did not change its forfeiture rate estimates, therefore no cumulative adjustment was made.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2011

As of December 31, 2011, there was approximately $1,600 of total unrecognized compensation expense related to unvested share-based awards which is expected to be recognized over a weighted average period of 1.26 years.

The Company’s Credit Facility generally prohibits our payment of dividends and accordingly, no such payments were made during the years ended December 31, 2011 and 2010.

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

During 2011, the Company incurred $1,589 for restructuring and impairment related expense, of which $368 and $1,221 were in the clothing and rolls segments, respectively. This amount includes costs resultant from its long-term strategy to reduce production costs and improve long-term competitiveness as described above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities and through headcount reductions.

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

The Company expects to continue to review its business to determine if additional actions can be taken to further improve its cost structure. Restructuring expenses of approximately $5,000 to $10,000 are estimated during 2012, primarily related to a continuation of streamlining the operating structure of the Company. Actual restructuring costs for 2012 may substantially differ from estimates at this time, depending on actual operating results in 2012 and the timing of the restructuring activities.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2011

The table below sets forth the significant components and activity in the restructuring program and asset impairments during 2011:

	Balance at December 31, 2010	Charges (1)	Write-offs	Currency Effects	Cash Payments	Balance at December 31 2011
Severance	$2,255	$482	$—	$(74)	$(1,863)	$800
Facility costs and other	471	705	—	50	(774)	452
Asset impairments	—	—	—	—	—	—

Total	$2,726	$1,187	$—	$(24)	$(2,637)	$1,252

(1)	Excludes a non-cash charge of $402 at December 31, 2011.

The table below sets forth the significant components and activity in the restructuring program and asset impairments during 2010:

	Balance at December 31, 2009	Charges	Write-offs	Currency Effects	Cash Payments	Balance at December 31 2010
Severance	$536	$4,663	$—	$(49)	$(2,895)	$2,255
Facility costs and other	1,478	2,451	—	(57)	(3,401)	471
Asset impairments	—	2,890	(2,890)	—	—	—

Total	$2,014	$10,004	$(2,890)	$(106)	$(6,296)	$2,726

The table below sets forth the significant components and activity in the restructuring program and asset impairments during 2009:

	Balance at December 31, 2008	Charges	Write-offs	Currency Effects	Cash Payments	Balance at December 31 2009
Severance	$5,422	$3,129	$—	$143	$(8,158)	$536
Facility costs and other	2,455	(718)	—	117	(376)	1,478
Asset impairments	—	1,669	(1,669)	—	—	—

Total	$7,877	$4,080	$(1,669)	$260	$(8,534)	$2,014

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

December 31, 2011

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

The corporate column consists of the Company’s headquarters, related assets and expenses that are not allocable to reportable segments. Significant corporate assets include cash, investments in subsidiaries and deferred financing costs. Corporate depreciation and amortization consists primarily of deferred financing costs. Corporate segment earnings (loss) consists of general and administrative expenses. The eliminations column represents eliminations of investments in subsidiaries.

Summarized financial information for the Company’s reportable segments is presented in the tables that follow for each of the three years in the period ended December 31, 2011.

	Clothing	Roll Covers	Corporate	Eliminations	Total
2011
Net sales	$386,433	$200,527	$—	$—	$586,960
Depreciation and amortization (1)	32,575	10,877	234	—	43,686
Segment Earnings (Loss)	79,458	40,327	(12,126)	—
Total assets	499,338	228,014	730,269	(791,900)	665,721
Capital expenditures	21,530	8,172	452		30,154
2010
Net sales	$359,686	$188,648	$—	$—	$548,334
Depreciation and amortization (1)	30,188	10,771	322	—	41,281
Segment Earnings (Loss)	83,235	42,881	(10,666)	—
Total assets	514,380	233,410	706,503	(764,351)	689,942
Capital expenditures	21,919	5,756	253	—	27,928
2009
Net sales	$331,398	$168,693	$—	$—	$500,091
Depreciation and amortization (1)	29,432	12,137	298	—	41,867
Segment Earnings (Loss)	80,305	36,677	(20,506)	—
Total assets	542,616	240,863	696,464	(786,432)	693,511
Capital expenditures	16,321	2,557	654	—	19,532

(1)	Depreciation and amortization excludes amortization of financing costs of $2,307, $5,950, and $5,417 for 2011, 2010 and 2009, respectively.

XERIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands except per share data)

December 31, 2011

Provided below is a reconciliation of Segment Earnings (Loss) to income before provision for income taxes for each of the three years in the period ended December 31, 2011:

	2011	2010	2009
Segment Earnings (Loss):
Clothing	$79,458	$83,235	$80,305
Roll Covers	40,327	42,881	36,677
Corporate	(12,126)	(10,666)	(20,506)
Non-cash compensation and related expenses	(1,439)	(7,310)	(2,305)
Net interest expense	(39,150)	(56,795)	(67,300)
Depreciation and amortization (2)	(43,686)	(41,281)	(41,867)
Restructuring and impairments expenses	(1,589)	(10,004)	(4,080)
Financial restructuring costs included in general and administrative expense	—	(9,923)	—
Loss on debt extinguishment	(2,926)	—	—
Goodwill impairment	—	—	(80,600)

Income (loss) before reorganization items and provision for income taxes	$18,869	$(9,863)	$(99,676)

(2)	Excludes amortization of deferred finance costs that are charged to interest expense.

Information concerning principal geographic areas is set forth below. Net sales amounts are by geographic area of product destination. Net sales amounts are for the years ended December 31, 2011, 2010 and 2009 and property, plant and equipment amounts are as of December 31, 2011, 2010 and 2009.

	North America	Europe	Asia- Pacific	Other	Total
2011
Net sales	$210,644	$197,006	$112,809	$66,501	$586,960
Property, plant and equipment	102,754	136,579	32,827	63,096	335,256
2010
Net sales	$197,805	$188,723	$95,056	$66,750	$548,334
Property, plant and equipment	108,322	148,051	38,961	65,936	361,270
2009
Net sales	$175,457	$206,969	$67,752	$49,913	$500,091
Property, plant and equipment	112,137	167,251	46,033	60,128	385,549

16. Supplemental Guarantor Financial Information

On May 26, 2011, the Company closed on the sale of $240.0 million of 8.875% Senior Notes due in 2018 (the “Notes”). The Notes are unsecured obligations of the Company and are fully and unconditionally guaranteed on a senior unsecured basis by all of the domestic wholly owned subsidiaries of the Company (the “Guarantors”). In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, the following condensed consolidating financial statements present the financial position, results of operations and cash flows of Xerium Technologies, Inc. (referred to as “Parent” for the purpose of this note only) on a stand- alone parent-only basis, the Guarantors on a Guarantors-only basis, the combined non-Guarantor subsidiaries and elimination entries necessary to arrive at the information for the Parent, the Guarantors and non-Guarantors subsidiaries on a consolidated basis.

Xerium Technologies Inc.

Condensed Consolidating Statement of Operation

For the year ended December 31, 2011

(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$180,973	$455,339	$(49,352)	$586,960
Costs and expenses:
Cost of products sold	(2,384)	128,567	293,830	(49,259)	370,754
Selling	53	22,879	56,475	—	79,407
General and administrative	7,354	7,603	47,055	—	62,012
Restructuring and impairments	(72)	907	754	—	1,589
Research and development	(3)	8,565	3,535	—	12,097

	4,948	168,521	401,649	(49,259)	525,859

(Loss) income from operations	(4,948)	12,452	53,690	(93)	61,101
Interest expense, net	(24,594)	7,618	(22,174)	—	(39,150)
Loss on extinguishment of debt	(2,903)	(6)	(17)	—	(2,926)
Foreign exchange gain (loss)	582	(956)	218	—	(156)
Equity in subsidiaries income	39,422	18,395	—	(57,817)	—
Dividend income	1,366	—	—	(1,366)	—

Income (loss) before provision for income taxes	8,925	37,503	31,717	(59,276)	18,869
Provision for income taxes	(735)	(203)	(9,741)	—	(10,679)

Net income (loss)	$8,190	$37,300	$21,976	$(59,276)	$8,190

Xerium Technologies Inc.

Condensed Consolidating Statement of Operation

For the year ended December 31, 2010

(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$170,727	$425,367	$(47,760)	$548,334
Costs and expenses:
Cost of products sold	(2,213)	117,801	266,026	(47,656)	333,958
Selling	—	20,611	52,272	—	72,883
General and administrative	11,703	7,004	56,091	—	74,798
Restructuring and impairments	1,543	847	7,614	—	10,004
Research and development	(21)	8,774	2,674	—	11,427

	11,012	155,037	384,677	(47,656)	503,070

(Loss) income from operations	(11,012)	15,690	40,690	(104)	45,264
Interest expense, net	(33,942)	1,615	(24,468)	—	(56,795)
Foreign exchange gain (loss)	2,075	(1,124)	717	—	1,668
Equity in subsidiaries income (loss)	8,177	(4,666)	—	(3,511)	—
Dividend income	1,517	8,294	—	(9,811)	—

(Loss) income before reorganization expenses, provision for income taxes	(33,185)	19,809	16,939	(13,426)	(9,863)
Reorganization expenses	(39,106)	(1,396)	(4,455)	—	(44,957)

Loss (income) before provision for income taxes	(72,291)	18,413	12,484	(13,426)	(54,820)
Provision for income taxes	(795)	(253)	(17,218)	—	(18,266)

Net (loss) income	$(73,086)	$18,160	$(4,734)	$(13,426)	$(73,086)

Xerium Technologies Inc.

Condensed Consolidating Statement of Operation

For the year ended December 31, 2009

(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$153,259	$390,163	$(43,331)	$500,091
Costs and expenses:
Cost of products sold	(2,048)	106,006	251,929	(43,291)	312,596
Selling	—	17,914	48,894	—	66,808
General and administrative	14,866	5,784	35,519	—	56,169
Restructuring and impairments	1,185	814	2,081	—	4,080
Research and development	(51)	7,480	3,880	—	11,309
Goodwill impairment	—	23,431	57,169	—	80,600

	13,952	161,429	399,472	(43,291)	531,562

Loss from operations	(13,952)	(8,170)	(9,309)	(40)	(31,471)
Interest expense, net	(35,983)	(1,609)	(29,708)	—	(67,300)
Foreign exchange gain (loss)	3,025	(1,925)	(2,005)	—	(905)
Equity in subsidiaries (loss) income	(66,724)	(25,651)	—	92,375	—
Dividend income	1,486	10,069	—	(11,555)	—

(Loss) income before provision for income taxes	(112,148)	(27,286)	(41,022)	80,780	(99,676)
Benefit (provision) for income taxes	155	(327)	(12,145)	—	(12,317)

Net (loss) income	$(111,993)	$(27,613)	$(53,167)	$80,780	$(111,993)

Xerium Technologies Inc.

Consolidating Balance Sheet

At December 31, 2011

(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
ASSETS
Current assets:
Cash and cash equivalents	$11,548	$280	$31,738	$—	$43,566
Accounts receivable, net	—	21,210	70,574	—	91,784
Intercompany receivable	(96,070)	102,739	(6,669)		—
Inventories	—	19,759	64,857	(1,299)	83,317
Prepaid expenses	272	2,354	3,551	—	6,177
Other current assets	—	3,910	11,141	—	15,051

Total current assets	(84,250)	150,252	175,192	(1,299)	239,895
Property and equipment, net	881	67,727	266,648	—	335,256
Investments	578,799	196,179	—	(774,978)	—
Goodwill	—	17,737	41,383	—	59,120
Intangible assets	11,484	6,985	4,171	—	22,640
Other assets	196	—	8,614	—	8,810

Total assets	$507,110	$438,880	$496,008	$(776,277)	$665,721

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	679	10,258	28,806	—	39,743
Accrued expenses	6,130	5,838	35,837	—	47,805
Current maturities of long-term debt	1,250	—	2,298	—	3,548

Total current liabilities	8,059	16,096	66,941	—	91,096
Long-term debt, net of current maturities	358,116	—	107,390	—	465,506
Deferred and long-term taxes	—	2,378	16,204	—	18,582
Pension, other post-retirement and post-employment obligations	22,906	1,820	56,462	—	81,188
Other long-term liabilities	—	—	11,654	—	11,654
Intercompany loans	187,661	(307,813)	120,152	—	—
Total Stockholders’ (deficit) equity	(69,632)	726,399	117,205	(776,277)	(2,305)

Total liabilities and stockholders’ (deficit) equity	$507,110	$438,880	$496,008	$(776,277)	$665,721

Xerium Technologies Inc.

Consolidating Balance Sheet

At December 31, 2010

(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
ASSETS
Current assets:
Cash and cash equivalents	$6,345	$33	$32,323	$—	$38,701
Restricted cash	13,701	—	—	—	13,701
Accounts receivable, net	—	23,098	70,234	—	93,332
Intercompany receivable	(89,179)	107,756	(18,577)		—
Inventories	—	18,729	64,404	(1,206)	81,927
Prepaid expenses	360	1,390	3,358	—	5,108
Other current assets	700	1,898	13,515	—	16,113

Total current assets	(68,073)	152,904	165,257	(1,206)	248,882
Property and equipment, net	763	71,330	289,177	—	361,270
Investments	481,697	129,654	577	(611,928)	—
Goodwill	—	17,737	43,221	—	60,958
Intangible assets	1,561	9,417	1,980	—	12,958
Other assets	—	—	5,297	577	5,874

Total assets	$415,948	$381,042	$505,509	$(612,557)	$689,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$—	$184	$—	184
Accounts payable	673	10,528	30,485	—	41,686
Accrued expenses	(1,090)	11,164	38,133	—	48,207
Current maturities of long-term debt	4,906	917	6,971	—	12,794

Total current liabilities	4,489	22,609	75,773	—	102,871
Long-term debt, net of current maturities	252,692	46,585	169,106	—	468,383
Deferred and long-term taxes	55	855	16,865	—	17,775
Pension, other post-retirement and post-employment obligations	7,779	6,764	55,103	—	69,646
Other long-term liabilities	—	—	12,532	—	12,532
Intercompany loans	210,013	(332,129)	122,116	—	—
Total Stockholders’ (deficit) equity	(59,080)	636,358	54,014	(612,557)	18,735

Total liabilities and stockholders’ equity	$415,948	$381,042	$505,509	$(612,557)	$689,942

Xerium Technologies Inc.

Consolidating Cash Flow Statement

For the Year ended December 31, 2011

(Dollars in thousands)

	Parent	Total Non Guarantors	Total Non Guarantors	Other Eliminations	Total Xerium Technologies, Inc.
Operating activities
Net income (loss)	$8,190	$37,300	$21,976	$(59,276)	$8,190
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock-based compensation	1,439	—	—	—	1,439
Depreciation	234	8,040	33,107	—	41,381
Amortization of other intangibles	—	2,212	93	—	2,305
Deferred financing cost amortization	56	204	2,047	—	2,307
Unrealized foreign exchange loss on revaluation of debt	—	—	139	—	139
Deferred taxes	—	—	336	—	336
Gain on disposition of property and equipment	3	(103)	(464)	—	(564)
Curtailment/settlement loss	—	—	402	—	402
Loss on extinguishment of debt	2,903	6	17	—	2,926
Provision for doubtful accounts	—	658	597	—	1,255
Undistributed equity in (earnings) loss of subsidiaries	(39,422)	(18,395)	—	57,817	—
Change in assets and liabilities which provided (used) cash:					—
Accounts receivable	—	1,231	(2,103)	—	(872)
Inventories	—	(1,030)	(2,476)	93	(3,413)
Prepaid expenses	88	(155)	(238)	—	(305)
Other current assets	645	(1,296)	(521)	—	(1,172)
Accounts payable and accrued expenses	2,123	(1,854)	(4,089)	—	(3,820)
Deferred and other long-term liabilities	(211)	(1,053)	(4,062)	—	(5,326)
Intercompany loans	6,892	5,022	(11,914)	—	—

Net cash (used in) provided by operating activities	(17,060)	30,787	32,847	(1,366)	45,208

Investing activities
Capital expenditures	(355)	(4,481)	(25,318)	—	(30,154)
Proceeds from disposals of property and equipment	—	146	7,618	—	7,764
Restricted cash	13,701	—	—	—	13,701
Other	1	—	—	—	1

Net cash provided by (used in) investing activities	13,347	(4,335)	(17,700)	—	(8,688)

Financing activities
Net decrease in borrowings (maturities of 90 days or less)	—	—	(181)	—	(181)
Proceeds from borrowings (maturities longer than 90 days)	365,000	—	124,810	—	489,810
Principal payments on debt	(263,232)	(51,016)	(189,542)	—	(503,790)
Payment of deferred financing fees	(13,100)	—	(4,202)	—	(17,302)
Dividends (paid) received	—	—	(1,366)	1,366	—
Intercompany loans	(79,751)	24,812	54,939	—	—

Net cash provided by (used in) financing activities	8,917	(26,204)	(15,542)	1,366	(31,463)

Effect of exchange rate changes on cash flows	—	(1)	(191)	—	(192)

Net increase (decrease) in cash	5,204	247	(586)	—	4,865
Cash and cash equivalents at beginning of year	6,344	33	32,324	—	38,701

Cash and cash equivalents at end of year	$11,548	$280	$31,738	$—	$43,566

Xerium Technologies Inc.

Consolidating Cash Flow Statement

For the Year ended December 31, 2010

(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Othe r Eliminations	The Comopany
Operating activities
Net (loss) income	$(73,086)	$18,160	$(4,734)	$(13,426)	$(73,086)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock-based compensation	7,310	—	—	—	7,310
Depreciation	323	7,821	30,819	—	38,963
Amortization of other intangibles	—	2,212	106	—	2,318
Deferred financing cost amortization	5,019	189	745	—	5,953
Unrealized foreign exchange gain on revaluation of debt	—	—	(1,621)	—	(1,621)
Deferred taxes	—	—	8,614	—	8,614
Asset impairments	—	122	2,768	—	2,890
Gain on disposition of property and equipment	—	(213)	(1,892)	—	(2,105)
Non-cash reorganization expenses	22,947	1,396	4,455	—	28,798
Reorganization expenses accrued	—	—	—	—	—
Non-cash interest expense related to interest rate swaps	4,630	4,097	994	—	9,721
Provision (credit) for doubtful accounts	—	(307)	(873)	—	(1,180)
Undistributed equity in (earning) loss of subsidiaries	(8,177)	4,666		3,511	—
Change in assets and liabilities which (used) provided cash:					—
Accounts receivable	—	(6,389)	(3,259)	—	(9,648)
Inventories	—	(1,583)	(3,332)	104	(4,811)
Prepaid expenses	1,020	(600)	280	—	700
Other current assets	(813)	(553)	(708)	—	(2,074)
Accounts payable and accrued expenses	(3,745)	5,447	9,900	—	11,602
Deferred and other long-term liabilities	300	(623)	(1,287)	—	(1,610)
Intercompany loans	(4,042)	(12,172)	16,214	—	—

Net cash (used in) provided by operating activities	(48,314)	21,670	57,189	(9,811)	20,734

Investing activities
Capital expenditures	(252)	(3,435)	(24,241)	—	(27,928)
Proceeds from disposals of property and equipment	—	296	3,874	—	4,170
Restricted cash	(13,701)	—	—	—	(13,701)
Other	—	—	(29)	—	(29)
Inter-company property and equipment transfers, net	—	(645)	645		—

Net cash used in investing activities	(13,953)	(3,784)	(19,751)	—	(37,488)

Financing activities
Net decrease in borrowings (maturities of 90 days or less)			(1,025)	—	(1,025)
Proceeds from borrowings (maturities longer than 90 days)	60,000	—	402	—	60,402
Principal payments on debt	(10,098)	(595)	(17,697)	9,811	(18,579)
Other financing activities	(5,997)	(456)	(1,719)	—	(8,172)
Intercompany loans	17,481	(16,810)	(671)	—	—

Net cash provided by (used in) financing activities	61,386	(17,861)	(20,710)	9,811	32,626

Effect of exchange rate changes on cash flows	—	(92)	(118)	—	(210)

Net (decrease) increase in cash	(881)	(67)	16,610	—	15,662
Cash and cash equivalents at beginning of year	7,226	100	15,713	—	23,039

Cash and cash equivalents at end of year	$6,345	$33	$32,323	$—	$38,701

Xerium Technologies Inc.

Consolidating Cash Flow Statement

For the Year ended December 31, 2009

(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net (loss) income	$(111,993)	$(27,613)	$(53,167)	$80,780	$(111,993)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Goodwill impairment	—	23,431	57,169		80,600
Stock-based compensation	2,305	—	—	—	2,305
Depreciation	299	8,229	31,011	—	39,539
Amortization of other intangibles	—	2,212	116	—	2,328
Deferred financing cost amortization	2,976	442	1,999	—	5,417
Unrealized foreign exchange gain on revaluation of debt	—	—	(1,626)	—	(1,626)
Deferred taxes	—	—	7,586	—	7,586
Asset impairments	—	542	1,127	—	1,669
Loss (gain) on disposition of property and equipment	—	90	(2,069)	—	(1,979)
Non-cash interest expense related to interest rate swaps	1,406	2,201	211	—	3,818
Provision (credit) for doubtful accounts	—	(2,346)	(2,618)	—	(4,964)
Undistributed equity in loss (earnings) of subsidiaries	66,724	25,651	—	(92,375)	—
Change in assets and liabilities which provided (used) cash:					—
Accounts receivable	—	9,509	17,365	—	26,874
Inventories	—	(220)	12,906	40	12,726
Prepaid expenses	(812)	173	(43)	—	(682)
Other current assets	(1,228)	824	4,300	—	3,896
Accounts payable and accrued expenses	33	(1,930)	(47,089)	—	(48,986)
Deferred and other long-term liabilities	1,499	(147)	(1,749)	—	(397)
Intercompany loans	12,788	(13,303)	515	—	—

Net cash (used in) provided by operating activities	(26,003)	27,745	25,944	(11,555)	16,131

Investing activities
Capital expenditures	(654)	(2,768)	(16,110)	—	(19,532)
Proceeds from disposals of property and equipment	—	6	4,255	—	4,261
Other	1,100	11,623	(11,623)	—	1,100
Intercompany property and equipment transfers, net	295	(46)	(249)		—

Net cash provided by (used in) investing activities	741	8,815	(23,727)	—	(14,171)

Financing activities
Net decrease in borrowings (maturities of 90 days or less)	28,000	—	—	—	28,000
Proceeds from borrowings (maturities longer than 90 days)	—	—	163	—	163
Principal payments on debt	(9,801)	(2,079)	(29,423)	—	(41,303)
Other financing activities	(845)	(156)	(489)	—	(1,490)
Intercompany loans	4,913	(35,227)	30,314	—	—
Dividends (paid) received	—	—	(11,555)	11,555	—

Net cash provided by (used in) financing activities	22,267	(37,462)	(10,990)	11,555	(14,630)

Effect of exchange rate changes on cash flows	—	(125)	1,101	—	976

Net decrease in cash	(2,995)	(1,027)	(7,672)	—	(11,694)
Cash and cash equivalents at beginning of year	10,221	1,127	23,385	—	34,733

Cash and cash equivalents at end of year	$7,226	$100	$15,713	$—	$23,039

XERIUM TECHNOLOGIES, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(dollars in thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Classification	Balance at Beginning of Year	Charged (credited) to Cost and Expense	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year
For the year-ended December 31, 2011:
Allowance for doubtful accounts	$4,755	$1,255	$(161)	$(617)	$5,232
For the year-ended December 31, 2010:
Allowance for doubtful accounts	$7,370	$(1,180)	$(177)	$(1,258)	$4,755
For the year-ended December 31, 2009:
Allowance for doubtful accounts	$14,937	$(4,963)	$951	$(3,555)	$7,370

ALLOWANCE FOR SALES RETURNS

Classification	Balance at Beginning	Charged to Revenue	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year
For the year-ended December 31, 2011:
Allowance for sales returns	$5,668	$4,241	$(148)	$(4,762)	$4,999
For the year-ended December 31, 2010:
Allowance for sales returns	$6,422	$4,176	$227	$(5,157)	$5,668
For the year-ended December 31, 2009:
Allowance for sales returns	$6,525	$5,497	$850	$(6,450)	$6,422

ALLOWANCE FOR CUSTOMER REBATES

Classification	Balance at Beginning of Year	Charged to Revenue	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year
For the year-ended December 31, 2011:
Allowance for customer rebates	$1,217	$975	$8	$(935)	$1,265
For the year-ended December 31, 2010:
Allowance for customer rebates	$1,432	$602	$(50)	$(767)	$1,217
For the year-ended December 31, 2009:
Allowance for customer rebates	$1,620	$1,008	$82	$(1,278)	$1,432

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1(1)*	Joint Prepackaged Plan of Reorganization, as confirmed by the bankruptcy court on May 12, 2010.

2.2(2)	Confirmation Order, dated May 12, 2010.

3.1(3)	Second Amended and Restated Certificate of Incorporation of Xerium Technologies, Inc.

3.2(4)	Amended and Restated By-Laws of Xerium Technologies, Inc.

4.1(5)	Registration Rights Agreement by and among Xerium Technologies, Inc. and certain of its investors.

4.2(6)	Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated May 25, 2010.

4.3(7)	Registration Rights Agreement entered into by and among the Company and the RRA Parties, dated May 25, 2010.

4.4(8)	Form of Stock Certificate.

4.5(9)	Form of Warrant.

4.6(10)	Dividend Reinvestment Plan.

4.1(11)	Indenture among the Company, the guarantor parties thereto and U.S. Bank National Association as Trustee, dated May 26, 2011.

4.2(12)	Registration Rights Agreement among the Company, the guarantor parties thereto and the Initial Purchasers, dated May 26, 2011.

4.3(13)	Form of 8.875% Senior Notes due 2018 (included in exhibit 4.2).

10.1(14)	DIP Credit Agreement, dated April 1, 2010.

10.2(15)	Amended and Restated Credit Agreement among the Company and certain financial institutions as the Lenders, dated May 25, 2010.

10.3(16)	Exit Facility Credit Agreement among the Company and certain financial institutions as the Lenders, dated May 25, 2010.

10.4(17)	New Credit Facility among the Company, certain direct and indirect subsidiaries of the Company, and certain financial institutions, dated May 26, 2011.

10.5(18)	Director Nomination Agreement entered into by and among the Company and AS Investors, LLC, dated May 25, 2010.

10.6(19)	Director Nomination Agreement entered into by and among the Company, Carl Marks Strategic Investments, L.P., and Carl Marks Strategic Opportunities Fund, L.P., dated May 25, 2010.

10.7(20)+	2005 Equity Incentive Plan.

10.8(21)+	Amendment No. 1 to the 2005 Equity Incentive Plan.

10.9(22)+	Amendment No. 2 to the 2005 Equity Incentive Plan.

10.10(23)+	Amendment No. 3 to the 2005 Equity Incentive Plan.

10.11(24)+	Performance Criteria Terms for Performance-Based Awards Under the 2005 Equity Incentive Plan.

10.12(25)+	Form of 2008 Shareholder Return Based Restricted Stock Units Agreement under the 2005 Equity Incentive Plan.

Exhibit No.	Description of Exhibit

10.13(26)+	Form of 2008 Time-Based Restricted Stock Units Agreement under the 2005 Equity Incentive Plan.

10.14(27)+	Form of 2005 Performance-Based Restricted Stock Units Agreement for Executive Officers.

10.15(28)+	Form of 2005 Time-Based Restricted Stock Units Agreement for Executive Officers.

10.16(29)+	Form of Restricted Stock Units Agreement for Directors.

10.17(30)+	Xerium Technologies, Inc. Performance Award Program for 2009.

10.18(31)+	2009 Director Restricted Stock Units Agreement dated as of June 9, 2009.

10.19(32)+	2009 Director Restricted stock Units Agreement dated as of August 4, 2009.

10.20(33)+	2010 Equity Incentive Plan of Xerium Technologies, Inc.

10.21(34)+	Amendment No. 1 to 2010 Equity Incentive Plan of Xerium Technologies, Inc.

10.22(35)+	Performance Award Program for 2010.

10.23(36)+	Management Incentive Compensation Program for 2010.

10.24(37)+	2011 Management Incentive Compensation Program.

10.25(38)+	Long Term Incentive Plan.

10.26(39)+	2011-2013 Long-Term Incentive Plan.

10.27(40)+	Form of Time-Based Restricted Stock Units Agreement under the Long Term Incentive Plan.

10.28(41)+	Form of Independent Director Indemnification Agreement entered into between the Registrant and certain independent directors.

10.29(42)+	Form of 2010 Director Option Agreement.

10.30(43)+	Description of Compensation for Non-Management Directors.

10.31(44)+	Directors’ Deferred Stock Unit Plan.

10.32(45)+	Amended and Restated Service Contract with John Badrinas.

10.33(46)+	Employment Agreement with Stephen R. Light.

10.34(47)+	Amendment No. 1 to Employment Agreement with Stephen R. Light.

10.35(48)+	Amendment No. 2 to Employment Agreement with Stephen R. Light.

10.36(49)+	Amendment No. 3 to Employment Agreement with Stephen R. Light.

10.37(50)+	2010 Performance-Based Restricted Stock Units Agreement with Stephen R. Light.

10.38(51)+	Stock Purchase Agreement with Stephen R. Light.

10.39(52)+	2008 Time-Based Restricted Stock Units Agreement with Stephen R. Light.

10.41(53)+	Amended and Restated Time-Based Restricted Stock Units and Performance-Based Restricted Stock Units Agreement with Stephen R. Light.

10.41(54)+	Employment Agreement with Clifford E. Pietrafitta.

10.42(55)+	Amended and Restated Employment Agreement with David Pretty.

10.43(56)+	Amendment to Amended and Restated Employment Agreement with David Pretty.

Exhibit No.	Description of Exhibit

10.44(57)+	Employment Agreement with Thomas C. Johnson.

10.45(58)+	Amendment to Employment Agreement with Thomas Johnson.

10.46(59)+	Employment Agreement with Eduardo Fracasso.

10.47(60)+	Employment Agreement with Kevin McDougall.

10.48(61)+	Amendment to Employment Agreement with Kevin McDougall.

10.49+	Employment Agreement with Donna Meserve.

10.50(62)+	Form of December 2011 Amendment to Employment Agreements with senior executive officers.

10.51(63)+	Agreement dated July 15, 2010 between Xerium Technologies, Inc. and AlixPartners, LLP.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(64)	XBRL Instance Document

101.SCH(64)	XBRL Taxonomy Extension Schema Document

101.CAL(64)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(64)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(64)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(64)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2010, and incorporated herein by reference.
(2)	Filed as Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2010, and incorporated herein by reference.
(3)	Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(4)	Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(5)	Filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on June 23, 2005, and incorporated herein by reference.
(6)	Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(7)	Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.

(8)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(9)	Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(10)	Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on February 20, 2007, and incorporated herein by reference.
(11)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2011, and incorporated herein by reference.
(12)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2011, and incorporated herein by reference.
(13)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2011, and incorporated herein by reference.
(14)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2010, and incorporated herein by reference.
(15)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(16)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(17)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 2, 2011, and incorporated herein by reference.
(18)	Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(19)	Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(20)	Filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on June 23, 2005, and incorporated herein by reference.
(21)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2008, and incorporated herein by reference.
(22)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 11, 2008, and incorporated herein by reference.
(23)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 11, 2009, and incorporated herein by reference.
(24)	Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 11, 2008, and incorporated herein by reference.
(25)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2008, and incorporated herein by reference.
(26)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 7, 2008, and incorporated herein by reference.
(27)	Filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1/A filed on May 3, 2005, Registration Number 333-114703, and incorporated herein by reference.
(28)	Filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A filed on May 3, 2005, Registration Number 333-114703, and incorporated herein by reference.
(29)	Filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/A filed on May 3, 2005, Registration Number 333-114703, and incorporated herein by reference.
(30)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 10-Q filed on August 6, 2009, and incorporated herein by reference.
(31)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2009, and incorporated herein by reference.
(32)	Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2009, and incorporated herein by reference.
(33)	Filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.

(34)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2011, and incorporated herein by reference.
(35)	Filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(36)	Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2010 and incorporated herein by reference.
(37)	Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011, and incorporated herein by reference.
(38)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2010 and incorporated herein by reference.
(39)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011, and incorporated herein by reference.
(40)	Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2010 and incorporated herein by reference.
(41)	Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2008, and incorporated herein by reference.
(42)	Filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2010, and incorporated herein by reference.
(43)	Filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011 and incorporated herein by reference.
(44)	Filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011 and incorporated herein by reference.
(45)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2007, and incorporated herein by reference.
(46)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 12, 2008, and incorporated herein by reference.
(47)	Filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed on April 8, 2008, and incorporated herein by reference.
(48)	Filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed on March 26, 2010, and incorporated herein by reference.
(49)	Filed as Exhibit 10.41 to the Registrant’s Registration Statement on Form S-4 filed on December 22, 2011, and incorporated herein by reference.
(50)	Filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed on March 26, 2010, and incorporated herein by reference.
(51)	Filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K filed on March 26, 2010, and incorporated herein by reference.
(52)	Filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed on April 8, 2008, and incorporated herein by reference.
(53)	Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2010 and incorporated herein by reference.
(54)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011, and incorporated herein by reference.
(55)	Filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2009, and incorporated herein by reference.
(56)	Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011, and incorporated herein by reference.
(57)	Filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2009, and incorporated herein by reference.
(58)	Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011, and incorporated herein by reference.
(59)	Filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K filed on March 26, 2010, and incorporated herein by reference.

(60)	Filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2010, and incorporated herein by reference.
(61)	Filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011, and incorporated herein by reference.
(62)	Filed as Exhibit 10.56 to the Registrant’s Registration Statement on Form S-4 filed on December 22, 2011, and incorporated herein by reference.
(63)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 20, 2010 and incorporated herein by reference.
(64)	Users of this interactive data file are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
+	Management contract or compensatory arrangement or plan.
*	The following exhibits to the Joint Prepackaged Plan of Reorganization were filed with the bankruptcy court, which, as permitted by Item 601(b)(2) of Regulation S-K, have been omitted from this Annual Report on Form 10-K. We will furnish supplementally a copy of any exhibit to the Joint Prepackaged Plan of Reorganization to the Securities and Exchange Commission upon request.

Exhibit A	Amended and Restated Credit Facility
Exhibit B	Commitment Letter
Exhibit C	New Management Incentive Plan
Exhibit D	New Warrants
Exhibit E	Executory Contracts and Unexpired Leases to be Rejected
Exhibit F	Amended and Restated Pledge and Security Agreement
Exhibit G	Austria Contribution Agreement
Exhibit H	Austria Note
Exhibit I	Austria Purchase Agreement
Exhibit J	Canada Direction Letter Agreement
Exhibit K	Exit Facility Credit Agreement
Exhibit L	Exit Facility Pledge and Security Agreement
Exhibit M	Germany Assumption Agreement
Exhibit N	Intercreditor Agreement
Exhibit O	Nominating Agreement
Exhibit P	Registration Rights Agreement
Exhibit Q	Restated Bylaws of each Reorganized Debtor
Exhibit R	Restated Charters of each Reorganized Debtor
Exhibit S	Shareholder Rights Plan
Exhibit T	U.S. Direction Letter Agreement
Exhibit U	Initial Directors and Initial Officers of the Reorganized Debtors
Exhibit V	Retained Actions
Exhibit W	Additional Intercompany Transactions