Form 10-Q
period 2012-03-31
XERIUM TECHNOLOGIES INC
filed 2012-05-09
CIK 1287151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 1, 2012 was 15,226,681.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Xerium Technologies, Inc.

Condensed Consolidated Balance Sheets—(Unaudited)

(Dollars in thousands)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$38,310	$43,566
Accounts receivable, net	89,399	91,784
Inventories, net	86,735	83,317
Prepaid expenses	6,167	6,177
Other current assets	14,762	15,051

Total current assets	235,373	239,895
Property and equipment, net	333,286	335,256
Goodwill	61,973	59,120
Intangible assets	21,171	22,640
Other assets	9,026	8,810

Total assets	$660,829	$665,721

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$36,736	$39,743
Accrued expenses	56,578	47,805
Current maturities of long-term debt	3,138	3,548

Total current liabilities	96,452	91,096
Long-term debt, net of current maturities	455,599	465,506
Deferred and long-term taxes	19,698	18,582
Pension, other post-retirement and post-employment obligations	82,235	81,188
Other long-term liabilities	11,896	11,654
Commitments and contingencies (Note 9)
Stockholders’ deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares outstanding as of March 31, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value, 20,000,000 shares authorized; 15,226,681 and 15,145,451 shares outstanding as of March 31, 2012 and December 31, 2011, respectively	15	15
Stock warrants	13,532	13,532
Paid-in capital	412,230	411,498
Accumulated deficit	(403,326)	(395,804)
Accumulated other comprehensive loss	(27,502)	(31,546)

Total stockholders’ deficit	(5,051)	(2,305)

Total liabilities and stockholders’ deficit	$660,829	$665,721

See accompanying notes.

Xerium Technologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Net sales	$134,364	$143,166
Costs and expenses:
Cost of products sold	87,921	89,251
Selling	19,488	19,524
General and administrative	17,825	17,380
Restructuring	3,974	168
Research and development	2,962	3,088

	132,170	129,411

Income from operations	2,194	13,755
Interest expense, net	(9,598)	(9,854)
Foreign exchange gain	539	164

(Loss) income before provision for income taxes	(6,865)	4,065
Provision for income taxes	(657)	(3,418)

Net (loss) income	$(7,522)	$647

Comprehensive (loss) income	$(3,478)	$6,392

Net (loss) income per share:
Basic	$(0.50)	$0.04

Diluted	$(0.50)	$0.04

Shares used in computing net (loss) income per share:
Basic	15,162,183	14,988,624

Diluted	15,162,183	16,635,189

See accompanying notes.

Xerium Technologies, Inc.

Condensed Consolidated Statements of Cash Flows—(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net (loss) income	$(7,522)	$647
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock-based compensation	972	1,250
Depreciation	9,764	10,232
Amortization of intangibles	576	576
Deferred financing cost amortization	1,054	236
Unrealized foreign exchange loss (gain) on revaluation of debt	8	(610)
Deferred taxes	(182)	660
Gain on disposition of property and equipment	(446)	(538)
Provision for doubtful accounts	141	44
Change in assets and liabilities which provided (used) cash:
Accounts receivable	3,047	(2,921)
Inventories	(2,364)	(5,243)
Prepaid expenses	9	383
Other current assets	829	(1,303)
Accounts payable and accrued expenses	4,441	(3,438)
Deferred and other long-term liabilities	(175)	(169)

Net cash provided by (used in) operating activities	10,152	(194)

Investing activities
Capital expenditures, gross	(3,251)	(4,190)
Proceeds from disposals of property and equipment	703	1,878
Restricted cash	—	(260)

Net cash used in investing activities	(2,548)	(2,572)

Financing activities
Net decrease in borrowings (maturities of 90 days or less)	—	(181)
Principal payments on debt	(13,179)	(4,203)
Payment of deferred financing fees	(61)	—

Net cash used in financing activities	(13,240)	(4,384)
Effect of exchange rate changes on cash flows	380	1,230

Net decrease in cash	(5,256)	(5,920)
Cash and cash equivalents at beginning of period	43,566	38,701

Cash and cash equivalents at end of period	$38,310	$32,781

See accompanying notes.

Xerium Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

1. Description of Business and Significant Accounting Policies

Description of Business

Xerium Technologies, Inc. (the “Company”) is a leading global manufacturer and supplier of two types of consumable products used primarily in the production of paper – clothing and roll covers. Its operations are strategically located in the major paper-making regions of the world, including North America, Europe, South America and Asia-Pacific.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements at March 31, 2012 and for the three months ended March 31, 2012 and 2011 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2011 as reported on Form 10-K filed on March 14, 2012.

Accounting Policies

Inventories, net

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

The components of inventories are as follows at:

	March 31, 2012	December 31, 2011
Raw materials	$20,089	$19,872
Work in process	27,248	26,326
Finished goods (includes consigned inventory of $12,651 in 2012 and $12,953 in 2011)	39,398	37,119

	$86,735	$83,317

Goodwill

The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other Intangible Assets (“Topic 350”). Topic 350 requires that goodwill and intangible assets that have indefinite lives not be amortized, but instead, must be tested for impairment at least annually or whenever events or business conditions warrant. During the three months ended March 31, 2012, the Company evaluated events and business conditions to determine if a test for an impairment of goodwill was warranted. No such events or business conditions took place during this period; therefore, no test was determined to be warranted at March 31, 2012.

Warranties

The Company offers warranties on certain products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The Company estimates the costs that may be incurred under its warranties and records a liability for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. The table below represents the changes in the Company’s warranty liability for the three months ended March 31, 2012:

	Balance at December 31, 2011	Charged to Revenue or Cost of Sales	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at March 31, 2012
For the three months ended March 31, 2012	$2,121	$513	$42	$(352)	$2,324

Net (Loss) Income Per Common Share

Net (loss) income per common share has been computed and presented pursuant to the provisions of ASC Topic 260, Earnings per Share (“Topic 260”). Net (loss) income per share is based on the weighted-average number of shares outstanding during the period. As of March 31, 2012 and 2011, the Company had outstanding restricted stock units (“RSUs”), deferred stock units (“DSUs”), warrants and options.

The following table sets forth the computation of basic and diluted weighted-average shares:

	Three Months Ended March 31,
	2012	2011
Weighted-average common shares outstanding—basic	15,162,183	14,988,624
Dilutive effect of stock-based compensation awards outstanding	—	1,646,565

Weighted-average common shares outstanding—diluted	15,162,183	16,635,189

Dilutive securities aggregating approximately 1.7 million were outstanding quarter ended March 31, 2012, but were not included in the computation of diluted earnings per share because the impact of including such shares would be anti-dilutive to the earnings per share calculations.

New Accounting Standards

In May of 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU No. 2011-04”). This ASU represents the converged guidance of the FASB and the IASB (“the Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments to the FASB Accounting Standards Codification in ASU No. 2011-04 are to be applied prospectively, and are effective during interim and annual periods beginning after December 15, 2011. The Company has adopted this ASU, and has included all required disclosures in Note 2.

On December 23, 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU No. 2011-12”). The amendments are being made to allow the FASB time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. The effective date of this update is for fiscal years and interim periods within those years, beginning after December 15, 2011. The Company has adopted the ASU, and has included other comprehensive loss in its condensed consolidated statements of operations for the quarter ended March 31, 2012.

2. Derivatives and Hedging

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate caps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges protect the Company from increases in interest rates above the strike rate of the interest rate cap. However, the Company’s financial statements are exposed to the effects of interest rate fluctuations below the strike rate negotiated in the interest rate cap agreements, which could have a material impact on its results of operations.

On August 8, 2011, the Company entered into two interest rate cap agreements with certain financial institutions, with notional amounts totaling $114.4 million, whereby the Company limits its variable interest rate exposure to the strike rate of the interest rate cap agreements. At March 31, 2012, these agreements had notional amounts of $105.6 million. Under the terms of the interest rate cap agreements, the Company will receive payments based on the spread in rates if the three-month LIBOR rate increases above the negotiated cap rates of 3.0%. The interest rate caps are considered designated hedging instruments, classified as Level 2 in the fair value hierarchy. Changes in fair value will be deferred in other comprehensive income and the cap purchase price will be reclassified from other comprehensive income into earnings as interest expense over the life of the agreements. The fair value of the interest rate caps was $91 at March 31, 2012 and $175 at December 31 2011. These amounts are included in other assets in the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011. Unrecognized losses of ($614) and ($520) were recorded in accumulated other comprehensive income at March 31, 2012 and December 31, 2011, respectively.

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

As of March 31, 2012 and December 31, 2011, the Company had outstanding derivatives that were not designated as hedges in qualifying hedging relationships. The value of these contracts is recognized at fair value based on market exchange forward rates and is recorded in other assets on the Condensed Consolidated Balance Sheet. The fair value of these derivatives at March 31, 2012 and December 31, 2011 was $449 and $123, respectively. The change in fair value of these contracts is included in foreign exchange gain (loss) and was $451 and $(592) for the three months ended March 31, 2012 and 2011, respectively.

The following represents the notional amounts sold and purchased for the three months ended March 31, 2012:

Foreign Currency Derivative (as of March 31, 2012)	Notional Sold	Notional Purchased
Cash Flow Hedges	$(5,332)	$—

Fair Value Hedges	$(28,284)	$3,478

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

3. Long-term Debt

At March 31, 2012 and December 31, 2011, long-term debt consisted of the following:

	March 31, 2012	December 31, 2011
Senior Bank Debt (Secured):
First lien debt, payable quarterly, U.S. Dollar denominated—LIBOR (minimum 1.25%) plus 4.25% (5.50%) as of March 31, 2012	$112,825	$119,366
First lien debt, payable quarterly, Euro denominated—EURIBOR (minimum 1.25%) plus 4.25% (5.50%) as of March 31, 2012	104,706	107,771

	217,531	227,137
Senior Notes (Unsecured), payable semi-annually—U.S. Dollar denominated interest rate fixed at 8.875%, matures June of 2018	240,000	240,000
Other Long-Term Debt:
Unsecured, interest rate fixed at 2.00%, Euro denominated	235	228
Unsecured, interest rate fixed at 1.31% to 3.40%, Yen denominated	971	1,689

	458,737	469,054
Less current maturities	3,138	3,548

Total	$455,599	$465,506

On May 26, 2011, the Company completed a refinancing transaction, which replaced certain of its then outstanding indebtedness with $240 million aggregate principal amount of 8.875% senior unsecured notes (the “Notes”) and a new approximately $278 million multi-currency senior secured credit facility (the “Credit Facility”), comprised of approximately $248 million of senior secured term loans and a $30 million senior secured revolving credit facility. The interest rates under the Credit Facility are calculated, at the Company’s option, as the Alternate Base Rate as defined in the Credit Facility, LIBOR or EURIBOR, subject to a minimum of 2.25%, 1.25% and 1.25%, respectively, plus, in each case, a margin. The Credit Facility and Notes contain customary covenants that, subject to certain exceptions, restrict the Company’s ability to enter into certain transactions and engage in certain activities. In addition, the Credit Facility includes specified financial covenants, requiring the Company to maintain certain consolidated leverage and interest coverage ratios and limiting its ability to make capital expenditures in excess of specified amounts. These covenants are included in Note 7 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2011. Management believes the Company is in compliance with all covenants under the Notes and Credit Facility at March 31, 2012.

As of March 31, 2012, an aggregate of $16.1 million is available for additional borrowings under the Credit Facility. This availability represents the $30.0 million revolving facility less $13.9 million of that facility committed for letters of credit. Additionally, at March 31, 2012, we had $5.8 million available for borrowings under other small lines of credit.

As of March 31, 2012 and December 31, 2011, the carrying value of the Company’s long-term debt is $458.7 million and $469.1 million, respectively, and exceeds its fair value of approximately $423.8 million and $439.1 million, respectively. The Company determined the fair value of its debt utilizing significant other observable inputs (Level 2 of the fair value hierarchy).

4. Income Taxes

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

For the three months ended March 31, 2012 and 2011, the provision for income taxes was $657 and $3,418, respectively. The decrease in tax expense was primarily attributable to the geographic mix of earnings in the first quarter of 2012 as compared with the first quarter of 2011. The Company’s effective income tax rate was (9.6%) and 84.1% for the three months ended March 31, 2012 and 2011, respectively. The effective income tax rate is primarily impacted by income earned in tax paying jurisdictions relative to income earned in non-tax paying jurisdictions. The majority of income recognized for purposes of computing the effective tax rate is earned in countries where the statutory income tax rates range from 25% to 41%; however, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. The Company generates losses in certain jurisdictions for which no tax benefit is received, as the deferred tax assets in these jurisdictions (including the net operating losses) are fully reserved in the valuation allowance. For this reason, the Company recognizes minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States, the United Kingdom and Australia. Due to these reserves, the geographic mix of the Company’s pre-tax earnings has a direct correlation with how high or low its annual effective tax rate is relative to consolidated earnings.

As of March 31, 2012, the Company had a gross unrecognized tax benefit of $8,699. The unrecognized tax benefit increased by approximately $79 during the three months ended March 31, 2012 as a result of foreign currency effects, statute expirations and ongoing changes in currently reserved positions. The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense, which were immaterial for the three months ended March 31, 2012 and 2011. The tax years 2000 through 2011 remain open to examination in a number of the major taxing jurisdictions to which the Company and its subsidiaries are subject.

In November of 2011, the Federal Revenue Department of the Ministry of Finance of Brazil (“FRD”) issued a tax assessment against the Company’s indirect subsidiary, Xerium Technologies Brasil Indústria e Comércio S.A. (“Xerium Brazil”), challenging the goodwill recorded in the 2005 acquisition of Wangner Itelpa and Huyck Indústria e Comércio S.A. by Robec Brasil Participações Ltda. This assessment denies the amortization of that goodwill against net income for the years 2006 through 2010. In addition, the assessment seeks payment of approximately $43.6 million (subject to currency exchange rates) of tax, penalties and interest. The Company believes the transactions in question (i) complied with Brazilian tax and accounting rules, (ii) were effected for a legitimate business purpose, to consolidate the Company’s operating activities in Brazil into one legal entity, and (iii) were properly documented and declared to Brazilian tax and corporate authorities. Based on the foregoing, Xerium Brazil filed a response disputing the tax assessment at the first administrative level of appeal within the FRD in December 2011.

Although there can be no assurances, as of March 31, 2012, the Company believed it was more likely than not that it would prevail on every tax position under examination and therefore it did not accrue any amounts related to this assessment as of March 31, 2012. Because this dispute is at a preliminary stage for resolution with the FRD, the Company cannot assure a favorable outcome and cannot currently estimate the timing of the final resolution of this matter. The Company believes it has meritorious defenses and will vigorously contest this matter. However, if the FRD’s initial position is sustained, the amount assessed would result in a material adjustment to the Company’s consolidated financial statements and would adversely impact the Company’s financial condition and results of operations.

The Company believes that it has made adequate provisions for all income tax uncertainties.

5. Pensions, Other Post-retirement and Post-employment Benefits

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

The Company sponsors various unfunded defined contribution plans that provide for retirement benefits to employees, some in accordance with local government requirements. The Company also maintains a funded retirement savings plan for U.S. employees which is qualified under Section 401(k) of the U.S. Internal Revenue Code. The plan allows eligible employees to contribute up to 15% of their compensation (plus catch-up contributions for participants over age 50), with the Company matching 200% of the first 1% of employee compensation and 100% of the next 4% of employee compensation. The following represents the approximate matching contribution expense for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Matching contribution expense	$444	$444

As required by Topic 715, the following tables summarize the components of net periodic benefit cost:

Defined Benefit Plans

	Three Months Ended March 31,
	2012	2011
Service cost	$885	$692
Interest cost	1,830	1,977
Expected return on plan assets	(1,373)	(1,441)
Amortization of prior service cost	3	4
Amortization of net loss	633	362

Net periodic benefit cost	$1,978	$1,594

6. Comprehensive (Loss) Income and Accumulated Other Comprehensive Loss

Comprehensive (loss) income for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,
	2012	2011
Net (loss) income	$(7,522)	$647
Foreign currency translation adjustments	4,626	6,438
Pension liability changes under Topic 715	(488)	(693)
Change in value of derivative instruments	(94)	—

Comprehensive (loss) income	$(3,478)	$6,392

The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Pension Liability Changes Under Topic 715	Change in Value of Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2011	$10,157	$(41,183)	$(520)	$(31,546)
Current period change, net of tax	4,626	(488)	(94)	4,044

Balance at March 31, 2012	$14,783	$(41,671)	$(614)	$(27,502)

7. Restructuring Expense

During the first quarter of 2012, the Company recorded restructuring expenses of $4.0 million, primarily as a result of $3.6 million in contract termination costs to exit a sales agency contract whose functions are being continued internally. The following table sets forth the significant components and activity under restructuring programs for the three months ended March 31, 2012 and 2011:

	Balance at December 31, 2011	Charges	Write-offs	Currency Effects	Cash Payments	Balance at March 31, 2012
Severance	$800	$129	$—	$13	$(213)	$729
Facility costs and other	452	3,845	—	(73)	(84)	4,140
Asset impairments	—	—	—	—	—	—

Total	$1,252	$3,974	$—	$(60)	$(297)	$4,869

	Balance at December 31, 2010	Charges	Write-offs	Currency Effects	Cash Payments	Balance at March 31, 2011
Severance	$2,255	$22	$—	$—	$(561)	$1,716
Facility costs and other	471	146	—	88	(147)	558
Asset impairments	—	—	—	—	—	—

Total	$2,726	$168	$—	$88	$(708)	$2,274

Restructuring and impairments expense by segment, which is not included in Segment Earnings (Loss) in Note 8, is as follows:

	Three Months Ended March 31,
	2012	2011
Clothing	$3,759	$168
Roll Covers	179	—
Corporate	36	—

Total	$3,974	$168

8. Business Segment Information

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

Summarized financial information for the Company’s reportable segments is presented in the tables that follow for the three months ended March 31, 2012 and 2011, respectively.

	Clothing	Roll Covers	Corporate	Total
Three Months Ended March 31, 2012:
Net Sales	$88,683	$45,681	$—	$134,364
Segment Earnings (Loss)	14,761	7,890	(3,831)
Three Months Ended March 31, 2011:
Net Sales	$93,939	$49,227	$—	$143,166
Segment Earnings (Loss)	19,790	10,584	(4,229)

Provided below is a reconciliation of Segment Earnings (Loss) to (loss) income before provision for income taxes for the three months ended March 31, 2012 and 2011, respectively.

	Three Months Ended March 31,
	2012	2011
Segment Earnings (Loss):
Clothing	$14,761	$19,790
Roll Covers	7,890	10,584
Corporate	(3,831)	(4,229)
Non-cash compensation and related expenses	(972)	(1,250)
Non-recurring expenses related to CEO retirement	(801)	—
Net interest expense	(9,598)	(9,854)
Depreciation and amortization	(10,340)	(10,808)
Restructuring expense	(3,974)	(168)

(Loss) income before provision for income taxes	$(6,865)	$4,065

9. Commitments and Contingencies

The Company is involved in various legal matters which have arisen in the ordinary course of business as a result of various immaterial labor claims, taxing authority reviews and other legal matters. As of March 31, 2012, the Company accrued an immaterial amount in its financial statements for these matters for which the Company (1) believed the possibility of loss was either probable or possible, and (2) was able to estimate the damages. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its financial position, results of operations or cash flow. See Note 4 for a discussion of Xerium Brazil’s proceeding with the FRD.

The Company believes that any additional liability in excess of amounts provided which may result from the resolution of legal matters will not have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

10. Stock-Based Compensation and Stockholders’ Equity

The Company records stock-based compensation expense in accordance with ASC Topic 718, Accounting for Stock Compensation and has used the straight-line attribution method to recognize expense for time-based RSUs and DSUs. The Company recorded stock-based compensation expense during the three months ended March 31, 2012 and 2011 as follows:

	Three Months Ended March 31,
	2012	2011
RSU and DSU Awards (1)	$409	$716
Management Incentive/Performance Award Programs (2)	563	534

Total	$972	$1,250

(1)	Related to restricted stock units awarded prior to 2012 and deferred stock units awarded to certain non-employee directors in and prior to 2012.
(2)	For 2011, the amount represents the value of stock awards granted under the 2011 Management Incentive Compensation Program (the “2011 MIC”), which was approved by the Company’s Board of Directors in March of 2011. For 2012, the amount represents the estimated value of stock awards to be made under the 2012 Management Incentive Compensation Program (the “2012 MIC”).

Summary of Activity under the Long-Term Incentive Plans

On September 22, 2010, the Board approved the Company’s 2010-2012 Long-Term Incentive Plan (the “2010 LTIP”) under the 2010 Equity Incentive Plan (the “2010 Plan”). Awards under the 2010 LTIP are both time-based and performance-based. Awards will be paid in the form of restricted stock units or shares of common stock of the Company. Time-based awards under the 2010 LTIP were approved in the form of 131,010 time-based restricted stock units granted on October 29, 2010 under the Company’s 2010 Plan. As of March 31, 2012, 86,511 time-based restricted stock units had vested in accordance with the 2010 LTIP and were converted to common stock, with the remaining 44,499 time-based restricted stock units to vest on March 31, 2013. These will be converted into shares of common stock when they vest. Performance-based awards under the 2010 LTIP will vest upon meeting various criteria, as included in our 2011 Annual Report on Form 10-K.

Summary of Activity under the MIC Plans

On March 13, 2012, the Board approved the 2012 Management Incentive Compensation Program (the “2012 MIC”). Under the 2012 MIC, payouts will be determined by the Company’s performance against specified Adjusted EBITDA metrics for the 2012 fiscal year. The Adjusted EBITDA metrics will be adjusted for currency fluctuations. A specific target award is set for each participant in the 2012 MIC equal to a percentage of his or her current base cash compensation. Fifty percent (50%) of any 2012 MIC award earned will be paid in cash and fifty percent (50%) is expected to be paid in the form of shares of the Company’s common stock under the Company’s 2010 Equity Incentive Plan. The 2012 MIC awards will be paid out based on a sliding scale. A participant will receive an award equal to 20% of his or her target award if Adjusted EBITDA is achieved above a minimum target level, 90% of target award if Adjusted EBITDA is at budget performance, 100% of target award if the targeted metric is achieved and ranging up to 200% if Adjusted EBITDA is achieved at a maximum target level.

11. Supplemental Guarantor Financial Information

On May 26, 2011, the Company closed on the sale of its Notes. The Notes are unsecured obligations of the Company and are fully and unconditionally guaranteed on a senior unsecured basis by all of the domestic wholly owned subsidiaries of the Company (the “Guarantors”). In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, the following condensed consolidating financial statements present the financial position, results of operations and cash flows of Xerium Technologies, Inc. (referred to as “Parent” for the purpose of this note only) on a stand-alone parent-only basis, the Guarantors on a Guarantors-only basis, the combined non-Guarantor subsidiaries and elimination entries necessary to arrive at the information for the Parent, the Guarantors and non-Guarantor subsidiaries on a consolidated basis.

Xerium Technologies, Inc.

Consolidating Balance Sheet—(Unaudited)

At March 31, 2012

(Dollars in thousands)

	Eliminations	Eliminations	Eliminations	Eliminations	Eliminations
	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
ASSETS
Current assets:
Cash and cash equivalents	$7,810	$40	$30,460	$—	$38,310
Accounts receivable, net	—	20,856	68,543	—	89,399
Intercompany receivable	(94,886)	102,058	(7,172)	—	—
Inventories, net	—	19,391	68,490	(1,146)	86,735
Prepaid expenses	214	1,828	4,125	—	6,167
Other current assets	—	1,260	13,502	—	14,762

Total current assets	(86,862)	145,433	177,948	(1,146)	235,373
Property and equipment, net	484	66,660	266,142	—	333,286
Investments	582,709	208,729	—	(791,438)	—
Goodwill	—	17,737	44,236	—	61,973
Intangible assets	10,850	6,435	3,886	—	21,171
Other assets	143	—	8,883	—	9,026

Total assets	$507,324	$444,994	$501,095	$(792,584)	$660,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,847	$8,987	$25,902	$—	$36,736
Accrued expenses	11,110	5,686	39,782	—	56,578
Current maturities of long-term debt	1,250	—	1,888	—	3,138

Total current liabilities	14,207	14,673	67,572	—	96,452
Long-term debt, net of current maturities	351,576	—	104,023	—	455,599
Deferred and long-term taxes	—	—	19,698	—	19,698
Pension, other post-retirement and post-employment obligations	22,979	1,919	57,337	—	82,235
Other long-term liabilities	—	—	11,896	—	11,896
Intercompany loans	195,631	(316,711)	121,080	—	—
Total stockholders’ (deficit) equity	(77,069)	745,113	119,489	(792,584)	(5,051)

Total liabilities and stockholders’ equity	$507,324	$444,994	$501,095	$(792,584)	$660,829

Xerium Technologies, Inc.

Consolidating Balance Sheet—(Unaudited)

At December 31, 2011

(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
ASSETS
Current assets:
Cash and cash equivalents	$11,548	$280	$31,738	$—	$43,566
Accounts receivable, net	—	21,210	70,574	—	91,784
Intercompany receivable	(96,070)	102,739	(6,669)	—	—
Inventories, net	—	19,759	64,857	(1,299)	83,317
Prepaid expenses	272	2,354	3,551	—	6,177
Other current assets	—	3,910	11,141	—	15,051

Total current assets	(84,250)	150,252	175,192	(1,299)	239,895
Property and equipment, net	881	67,727	266,648	—	335,256
Investments	578,799	196,179	—	(774,978)	—
Goodwill	—	17,737	41,383	—	59,120
Intangible assets	11,484	6,985	4,171	—	22,640
Other assets	196	—	8,614	—	8,810

Total assets	$507,110	$438,880	$496,008	$(776,277)	$665,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$679	$10,258	$28,806	$—	$39,743
Accrued expenses	6,130	5,838	35,837	—	47,805
Current maturities of long-term debt	1,250	—	2,298	—	3,548

Total current liabilities	8,059	16,096	66,941	—	91,096
Long-term debt, net of current maturities	358,116	—	107,390	—	465,506
Deferred and long-term taxes	—	2,378	16,204	—	18,582
Pension, other post-retirement and post-employment obligations	22,906	1,820	56,462	—	81,188
Other long-term liabilities	—	—	11,654	—	11,654
Intercompany loans	187,661	(307,813)	120,152	—	—
Total stockholders’ (deficit) equity	(69,632)	726,399	117,205	(776,277)	(2,305)

Total liabilities and stockholders’ equity	$507,110	$438,880	$496,008	$(776,277)	$665,721

Xerium Technologies, Inc.

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income-(Unaudited)

For the three months ended March 31, 2012

(Dollars in thousands)

	Eliminations	Eliminations	Eliminations	Eliminations	Eliminations
	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$44,064	$102,676	$(12,376)	$134,364
Costs and expenses:
Cost of products sold	(472)	33,415	67,498	(12,520)	87,921
Selling	—	5,723	13,765	—	19,488
General and administrative	4,113	1,638	12,074	—	17,825
Restructuring	36	140	3,798	—	3,974
Research and development	—	2,070	892	—	2,962

	3,677	42,986	98,027	(12,520)	132,170

(Loss) income from operations	(3,677)	1,078	4,649	144	2,194
Interest (expense) income, net	(7,355)	1,779	(4,022)	—	(9,598)
Foreign exchange (loss) gain	(154)	(6)	699	—	539
Equity in subsidiaries income	3,693	899	—	(4,592)	—

(Loss) income before provision for income taxes	(7,493)	3,750	1,326	(4,448)	(6,865)
Provision for income taxes	(29)	(40)	(588)	—	(657)

Net (loss) income	$(7,522)	$3,710	$738	$(4,448)	$(7,522)

Comprehensive (loss) income	$(8,169)	$4,152	$4,987	$(4,448)	$(3,478)

Xerium Technologies, Inc.

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income-(Unaudited)

For the three months ended March 31, 2011

(Dollars in thousands)

	Eliminations	Eliminations	Eliminations	Eliminations	Eliminations
	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$43,654	$111,489	$(11,977)	$143,166
Costs and expenses:
Cost of products sold	(511)	30,942	70,773	(11,953)	89,251
Selling	—	5,576	13,948	—	19,524
General and administrative	3,245	2,094	12,041	—	17,380
Restructuring	—	241	(73)	—	168
Research and development	—	2,080	1,008	—	3,088

	2,734	40,933	97,697	(11,953)	129,411

(Loss) income from operations	(2,734)	2,721	13,792	(24)	13,755
Interest (expense) income, net	(5,652)	1,870	(6,072)	—	(9,854)
Foreign exchange gain/(loss)	1,104	(1,431)	491	—	164
Equity in subsidiaries income	8,080	4,233	—	(12,313)	—

Income before provision for income taxes	798	7,393	8,211	(12,337)	4,065
Provision for income taxes	(151)	(69)	(3,198)	—	(3,418)

Net income	$647	$7,324	$5,013	$(12,337)	$647

Comprehensive (loss) income	$(1,687)	$14,811	$5,605	$(12,337)	$6,392

Xerium Technologies, Inc.

Consolidating Statement of Cash Flows-(Unaudited)

For the three months ended March 31, 2012

(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net (loss) income	$(7,522)	$3,710	$738	$(4,448)	$(7,522)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock-based compensation	972	—	—	—	972
Depreciation	55	1,968	7,741	—	9,764
Amortization of intangibles	—	553	23	—	576
Deferred financing cost amortization	696	—	358	—	1,054
Unrealized foreign exchange loss on revaluation of debt	—	—	8	—	8
Deferred taxes	—	—	(182)	—	(182)
Gain on disposition of property and equipment	—	—	(446)	—	(446)
Provision for doubtful accounts	—	(77)	218	—	141
Undistributed equity in (earnings) loss of subsidiaries	(3,693)	(899)	—	4,592	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	—	430	2,617	—	3,047
Inventories	—	368	(2,588)	(144)	(2,364)
Prepaid expenses	58	(283)	234	—	9
Other current assets	—	1,079	(250)	—	829
Accounts payable and accrued expenses	5,477	(1,305)	269	—	4,441
Deferred and other long-term liabilities	73	100	(348)	—	(175)
Intercompany loans	(969)	593	376	—	—

Net cash provided by (used in) operating activities	(4,853)	6,237	8,768	—	10,152

Investing activities
Capital expenditures, gross	—	(563)	(2,688)	—	(3,251)
Intercompany property and equipment transfers, net	341	(341)		—	—
Proceeds from disposals of property and equipment	—	—	703	—	703

Net cash provided by (used in) investing activities	341	(904)	(1,985)	—	(2,548)

Financing activities
Principal payments on debt	(6,541)	—	(6,638)	—	(13,179)
Payment of deferred financing fees	(61)	—	—	—	(61)
Intercompany loans	7,376	(5,578)	(1,798)	—	—

Net cash provided by (used in) financing activities	774	(5,578)	(8,436)	—	(13,240)

Effect of exchange rate changes on cash flows	—	5	375	—	380

Net decrease in cash	(3,738)	(240)	(1,278)	—	(5,256)
Cash and cash equivalents at beginning of period	11,548	280	31,738	—	43,566

Cash and cash equivalents at end of period	$7,810	$40	$30,460	$—	$38,310

Xerium Technologies, Inc.

Consolidating Statement of Cash Flows-(Unaudited)

For the three months ended March 31, 2011

(Dollars in thousands)

	Eliminations	Eliminations	Eliminations	Eliminations	Eliminations
	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net income	$647	$7,324	$5,013	$(12,337)	$647
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	1,250	—	—	—	1,250
Depreciation	60	1,982	8,190	—	10,232
Amortization of intangibles	—	553	23	—	576
Deferred financing cost amortization	114	15	107	—	236
Unrealized foreign exchange loss on revaluation of debt	—	—	(610)	—	(610)
Deferred taxes	—	—	660	—	660
Gain on disposition of property and equipment	—	(130)	(408)	—	(538)
Provision for doubtful accounts	—	54	(10)	—	44
Undistributed equity in (earnings) loss of subsidiaries	(8,080)	(4,233)	—	12,313	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	—	1,581	(4,502)	—	(2,921)
Inventories	—	(1,248)	(4,019)	24	(5,243)
Prepaid expenses	116	301	(34)	—	383
Other current assets	(1,080)	308	(531)	—	(1,303)
Accounts payable and accrued expenses	(910)	(2,233)	(295)	—	(3,438)
Deferred and other long-term liabilities	23	(133)	(59)	—	(169)
Intercompany loans	8,873	4,419	(13,292)	—	—

Net cash provided by (used in) operating activities	1,013	8,560	(9,767)	—	(194)

Investing activities
Capital expenditures, gross	(72)	(1,097)	(3,021)	—	(4,190)
Proceeds from disposals of property and equipment	—	134	1,744	—	1,878
Restricted cash	(260)	—	—	—	(260)

Net cash used in investing activities	(332)	(963)	(1,277)	—	(2,572)

Financing activities
Net decrease in borrowings (maturities of 90 days or less)	—	—	(181)	—	(181)
Principal payments on debt	(1,802)	(470)	(1,931)	—	(4,203)
Intercompany loans	607	(7,146)	6,539	—	—

Net cash (used in) provided by financing activities	(1,195)	(7,616)	4,427	—	(4,384)
Effect of exchange rate changes on cash flows	—	1	1,229	—	1,230

Net decrease in cash	(514)	(18)	(5,388)	—	(5,920)
Cash and cash equivalents at beginning of period	6,345	33	32,323	—	38,701

Cash and cash equivalents at end of period	$5,831	$15	$26,935	$—	$32,781

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by that Act. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Undue reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance, or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include the following items:

•

we are subject to the risk of weaker paper industry and general economic conditions in the locations around the world where we conduct business, including the impact of price pressures and cost reduction strategies by our customers in the paper industry;

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

Other factors that could materially affect our actual results, levels of activity, performance or achievements can be found in our “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 14, 2012. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we project. Any forward-looking statement in our Annual Report on Form 10-K reflects our current views with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise, except as required by law.

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

Our products play key roles in the formation and processing of paper along the length of a paper-making machine. Paper producers rely on our products and services to help improve the quality of their paper, differentiate their paper products, operate their paper-making machines more efficiently and reduce production costs. Our products and services typically represent only a small percentage of a paper producer’s overall production costs, yet they can reduce costs by permitting the use of lower-cost raw materials and by reducing energy consumption. Paper producers must replace clothing and refurbish or replace roll covers periodically as these products wear down during the paper production process. Our products are designed to withstand high temperatures, chemical and pressure conditions, and are the result of a substantial investment in research and development and highly sophisticated manufacturing processes.

We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed on a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is custom engineered to fit each individual paper-making machine and process. For the quarter ended March 31, 2012, our clothing segment represented 66% of our net sales.

Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by the paper producer. Roll covers are tailored to each individual paper-making machine and process, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and manufacture spreader rolls. We also provide various related products and services to our customers, both directly and through third party providers, as a growing part of our overall product offering through our roll covers sales channels. For the quarter ended March 31, 2012, our roll cover segment represented 34% of our net sales.

Industry Trends and Outlook

Historically, demand for our products has been driven primarily by the volume (tonnage) of paper produced on a worldwide basis. We expect the growth of global paper production from 2012 to 2015 to be between 3% and 4% per annum. Generally, and over time, we expect growth in paper production to be greater in Asia-Pacific, South America and Eastern Europe than in the more mature North American and Western European regions where demand may decline. Between the second half of 2008 and 2009, the global paper industry experienced a sharp reduction in production levels, caused by the general slowdown in economic activity and related paper consumption during the same period. In 2010 and 2011, global paper and board production began to recover from the economic recession and show growth, particularly in developing countries, although growth slowed in the second half of 2011. We believe that our increase in net sales volume in 2011 and 2010 as compared with 2009 reflects this recovery as well as the success of our new products.

The profitability of paper producers has historically been highly cyclical due to wide swings in the price of paper, driven to a high degree by the oversupply of paper during periods when paper producers have more aggregate capacity than the market requires. A sustained downturn in the paper industry, either globally or in a particular region, can cause paper manufacturers to reduce production or cease operations, which could adversely affect our net sales and profitability. Since 2000, paper producers have taken actions that seek to structurally improve the balance between the supply of and demand for paper. As part of these efforts, they have permanently shut down many paper-making machines or entire manufacturing facilities. Many paper producers continue to experience low levels of profitability. We believe that further consolidation among papermakers, reduction in the number of paper producers, and shutdowns of paper-making machines or facilities will occur in Europe and North America until there is a better balance between supply and demand for paper and the profit levels of paper producers improve. This rebalancing has been accelerated since the most recent global economic recession. Over a number of years, paper consumption growth, particularly in South America and Asia-Pacific, is expected to drive an increase in the global production rates required to maintain balance between supply and demand. It is highly likely, however, that the recession-led consumption slow-down and related effect on global paper production will continue in the near term. Also affecting machine curtailments are structural productivity gains from improved products that we and our competitors supply that enable paper producers to manufacture more paper with fewer machines.

Global paper production growth would be moderated by the level of industry consolidation and paper-machine shutdown activity that is a continuing underlying trend in North America and Western Europe. We also believe that, in addition to industry consolidation and paper machine shutdown activity in North America and Western Europe, the trend towards new paper machine designs which have fewer rolls and market recognition of the extended life of our roll cover products has been and will continue to negatively impact demand for these products and their volume potential. Additionally, we are seeing a trend that paper producers are placing an increasing emphasis on maintenance cost reduction and, as a result, are extending the life of roll covers through additional maintenance cycles before replacing them. However, we believe volume declines would be at least partially offset by our introduction of new products with the extended life qualities that our customer’s desire and increasing market share of proprietary products such as our SmartRoll™. Additionally, we are seeing a trend that paper producers are placing an increasing emphasis on maintenance cost reduction and, as a result, are extending the life of roll covers through additional maintenance cycles before replacing them.

We anticipate that pricing pressure for our products may continue with the consolidation among paper producers and as the shift of paper production growth in Asia-Pacific develops. In response to this pricing pressure, we expect to focus our research and development efforts on new products that deliver increased value to our customers and for which they will pay increased prices. In addition, we will continue to enhance and deploy our value added selling approach as part of our strategy to differentiate our products, while at the same time we remain focused on cost reduction and efficiency programs.

The negative paper industry trends described above are likely to continue. Although there appears to be a sustained, but slow global recovery underway, we believe that the paper industry will experience increased emphasis on cost reduction, continued paper-machine shutdown activity, and reduced availability of credit than would have been the case in the absence of the economic downturn. These industry dynamics could negatively impact our business, results of operations and financial condition.

Net sales and Expenses

Net sales in both our clothing and roll covers segments are primarily driven by the following factors:

•	The volume (tonnage) of worldwide paper production;

•	Our ability to introduce new products that our customers value and will pay for;

•	Advances in the technology of our products, which can provide value to our customers by improving the efficiency of paper-making machines and reduce their manufacturing costs;

•	Our ability to provide products and services which reduce paper-making machine downtime while at the same time allowing the manufacture of high quality paper products; and

•	The impact of currency fluctuations.

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

Our operating cost levels are impacted by total sales volume, raw material costs, the impact of inflation, foreign currency fluctuations and the success of cost reduction programs.

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

The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $3.0 million and $3.1 million for the three months ended March 31, 2012 and 2011, respectively.

Foreign Exchange

We have a geographically diverse customer base. In the three months ended March 31, 2012, we generated approximately 38% of our net sales in North America, 32% in Europe, 10% in South America, 19% in Asia-Pacific and 1% in the rest of the world.

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

Currency fluctuations have a greater effect on the level of our net sales than on the level of our income (loss) from operations. For example, in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, the change in the value of the U.S. Dollar against most of the currencies we conduct our business in resulted in net currency decreases in net sales of $2.6 million, yet only impacted income from operations by a nominal amount. Although the first quarter of 2012 results reflect a period in which the value of the U.S. Dollar increased against the Euro as compared to the first quarter of 2011, we would expect an opposite effect in a period in which the value of the U.S. Dollar decreases.

During the three months ended March 31, 2012, we conducted business in 9 foreign currencies. The following table provides the average exchange rate for the three months ended March 31, 2012 and the three months ended March 31, 2011 of the U.S. Dollar against each of the four foreign currencies in which we conduct the largest portion of our operations.

Currency	Average exchange rate of the U.S. Dollar in the nine months ended March 31, 2012	Average exchange rate of the U.S. Dollar in the nine months ended March 31, 2011
Euro	$1.31 = 1 Euro	$1.37 = 1 Euro
Brazilian Real	$0.57 = 1 Brazilian Real	$0.60 = 1 Brazilian Real
Canadian Dollar	$1.00 = 1 Canadian Dollar	$1.01 = 1 Canadian Dollar
Australian Dollar	$1.06 = 1 Australian dollar	$1.00 = 1 Australian dollar

In the three months ended March 31, 2012, we conducted approximately 37% of our operations in Euros, approximately 9% in the Australian Dollar, approximately 8% in the Brazilian Real (although a significant portion of Brazil net sales are in US Dollars) and approximately 6% in the Canadian Dollar.

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

Domestic and Foreign Operating Results:

The following is an analysis of our domestic and foreign operations during the three months ended March 31, 2012 and 2011 and a discussion of the results of operations during those periods:

	Three Months Ended March 31,
	2012	2011
Domestic income form Operations	$(2,599)	$(13)
Foreign	4,793	13,768

Total	$2,194	$13,755

During the three months ended March 31, 2012, domestic gross margin rates were lower than foreign gross margin rates, primarily due to product mix and market differences. Cash flows from the above foreign income from operations typically remains reinvested in the foreign subsidiaries. However, there is no legal restriction or material adverse consequence for repatriating the cash flows to the domestic subsidiaries to assist in debt repayment, capital expenditures and other expenses of our operations.

Debt Refinancing

On May 26, 2011, we completed a refinancing transaction, which replaced certain of our then outstanding indebtedness with a private placement of $240 million of our 8.875% senior unsecured notes due 2018 (the “Notes”) and a new approximately $278 million multi-currency senior secured credit facility (the “Credit Facility”), comprised of approximately $248 million of senior secured term loans and a $30 million senior secured revolving credit facility. The goal of the refinancing was to extend the maturity of, and fix the interest rate on, a portion of our debt, while providing increased operational flexibility. See “Liquidity and Capital Resources-Credit Facility and Notes” for a discussion of the Notes and Credit Facility.

Cost Reduction Programs

An important part of our strategy is to seek to reduce our overall costs and improve our competitiveness. As a part of this effort, we engage in cost reduction programs, which are designed to improve the cost structure of our global operations in response to changing market conditions. These cost reduction programs include headcount reductions throughout the world as well as plant closures that have rationalized production among our facilities to better enable us to meet customer demands. Cost savings have been realized in labor costs and other production overhead, other components of costs of products sold, general and administrative expenses and facility costs. The majority of the cost savings were recognized at the time of the headcount reductions and plant closure, with the remaining cost savings recognized over subsequent periods. Cost savings from headcount reductions have not been offset by related increases in other expenses. Cost savings related to plant closures have been partially offset by the reduction of revenues associated with those closed facilities in subsequent periods and additional costs incurred in the facilities that assumed the operations of the closed facility. During the three months ended March 31, 2012, we recorded restructuring expenses of approximately $4.0 million, primarily related to $3.6 million of costs to terminate a sales agency arrangement in Europe, of which $3.0 million will be paid in the second quarter of 2012 and $0.6 million will be paid in the third quarter of 2012. After accounting for ongoing personnel costs associated with directly employing these former independent sales agents, termination of this agreement is expected to result in annual cost savings of approximately $1.4 million.

Results of Operations

The table that follows sets forth for the periods presented certain consolidated operating results.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net sales	$134,364	$143,166
Cost of products sold	87,921	89,251
Selling expenses	19,488	19,524
General and administrative expenses	17,825	17,380
Restructuring and impairments expenses	3,974	168
Research and development expenses	2,962	3,088

Income from operations	2,194	13,755
Interest expense, net	(9,598)	(9,854)
Foreign exchange gain	539	164

(Loss) income before provision for income taxes	(6,865)	4,065
Provision for income taxes	(657)	(3,418)

Net (loss) income	$(7,522)	$647

Comprehensive (loss) income	$(3,478)	$6,392

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Net Sales. Net sales for the three months ended March 31, 2012 decreased by $8.8 million, or 6.1%, to $134.4 million from $143.2 million for the three months ended March 31, 2011. For the three months ended March 31, 2012, approximately 66% of our net sales were in our clothing segment and approximately 34% were in our roll covers segment.

In our clothing segment, net sales for the three months ended March 31, 2012 decreased by $5.2 million, or 5.5%, to $88.7 million from $93.9 million for the three months ended March 31, 2011, primarily due to decreased sales volume of $3.6 million in Europe and $0.6 million in North America and unfavorable currency effects of $1.6 million. These decreases were partially offset by an increase in sales volume of $0.6 in Asia Pacific and South America.

In our roll covers segment, net sales for the three months ended March 31, 2012 decreased by $3.5 million or 7.1%, to $45.7 million from $49.2 million for the three months ended March 31, 2011. The decrease is primarily due to decreased sales volume of $4.3 million in Europe and unfavorable currency effects of $0.9 million, partially offset by an increase in sales volume of $1.7 million in Asia Pacific.

Cost of Products Sold. Cost of products sold for the three months ended March 31, 2012 decreased by $1.4 million, or 1.6%, to $87.9 million from $89.3 million for the three months ended March 31, 2011.

In our clothing segment, cost of products sold decreased $1.4 million in the current quarter compared to the first quarter of 2011 as a result of favorable currency effects and lower sales volume partially offset by higher cost of products sold as a percentage of sales. Cost of products sold, as a percentage of revenue increased by 2.2% to 64.0% in the three months ended March 31, 2012 from 61.8% in the three months ended March 31, 2011. The increase was primarily due to unfavorable factory overhead absorption and unfavorable regional mix due to reduced volumes in Europe.

In our roll covers segment, cost of products sold in the current quarter was slightly below cost of products sold in the first quarter of 2011 as a result of favorable currency effects and lower sales volume partially offset by higher cost of products sold as a percentage of sales. Cost of products sold, as a percentage of revenue increased by 4.8% to 69.3% from 64.5% in the first quarter of 2011. The increase was due to unfavorable absorption of production costs and higher sales of products with lower margins, including mechanical services and new roll core sales, which include costs related to steel cores that are billed as a pass through item to the customer.

General and Administrative Expenses. For the three months ended March 31, 2012, general and administrative expenses increased by $0.4 million, or 2.3% to $17.8 million for the three months ended March 31, 2012 from $17.4 million for the three months ended March 31, 2011. The increase was primarily due to the accrual of a portion of the incentive bonus for the retiring CEO and the related recruiting efforts for a replacement and an increase of $0.5 million in costs incurred to relocate an office facility in Japan and severance costs incurred in Brazil. These increases were partially offset by a gain of $0.4 million on the sale of land in Brazil and favorable currency effects of $0.3 million.

Restructuring Expenses. For the three months ended March 31, 2012, restructuring expenses of $4.0 million primarily related to contract termination costs to exit a sales agency agreement. In 2011, we incurred restructuring expenses of $0.2 million as a result of our long-term strategy in 2010 to reduce production costs and improve long-term competitiveness as described above under “Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities and through headcount reductions.

Interest Expense, Net. Net interest expense for the three months ended March 31, 2012 decreased by $0.3 million or 2.6%, to $9.6 million from $9.9 million for the three months ended March 31, 2011. This decline in interest expense reflects lower current interest rates and debt balances, net of higher deferred financing cost amortization in the first quarter of 2012. The decrease in interest rates and the increase in deferred financing cost amortization are a result of the refinancing in May 2011.

Foreign Exchange Gain (Loss). For the three months ended March 31, 2012 and 2011, we had foreign exchange gains of $0.5 million and $0.2 million, respectively. Foreign exchange gains are primarily the result of hedging activities, intercompany activities and purchases and sales in non-functional currencies.

Provision for Income Taxes. For the three months ended March 31, 2012 and 2011, the provision for income taxes was $0.7 million and $3.4 million, respectively. The decrease in income tax expense was primarily attributable to the geographic mix of earnings in the first quarter of 2012 as compared to the first quarter of 2011. Our effective income tax rate for the three months ended March 31, 2012 was (9.57)% as compared with our effective rate for the three months ended March 31, 2011 of 84.1%. Our effective income tax rate is primarily impacted by income we earn in tax paying jurisdictions relative to income we earn in non-tax paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 25% to 41%; however, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. We generate losses in certain jurisdictions for which we receive no tax benefit as the deferred tax assets in these jurisdictions (including net operating losses) are fully reserved in our valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States, the United Kingdom and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings.

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

Net cash provided by operating activities was $10.2 million for the three months ended March 31, 2012. Net cash used in operating activities was $0.2 million for the three months ended March 31, 2011. The $10.4 million increase is due to a decrease in working capital, partially offset by reduced cash earnings.

Net cash used in investing activities was $2.5 million for the three months ended March 31, 2012 and $2.6 million for the three months ended March 31, 2011. The decrease of $0.1 million was primarily due to the reduction in capital expenditures of $0.9 million and the release of $0.3 million in restricted cash reserves, offset by the reduction in proceeds from disposals of property and equipment of $1.1 million.

Net cash used in financing activities was $13.2 million for the three months ended March 31, 2012 and $4.4 million for the three months ended March 31, 2011. The change of $8.8 million was primarily the result of the increase in principal payments made on debt in 2012.

As of March 31, 2012, there was a $457.5 million balance of term loans outstanding under our Credit Facility and Notes. In addition, as of March 31, 2012, we had no outstanding borrowings under our current revolving lines of credit, including the revolving credit facility under our senior credit facility and lines of credit in various foreign countries that are used to facilitate local short-term operating needs, except that $13.9 million of the revolving credit facility is committed for letters of credit, leaving an aggregate of $16.1 million available for additional borrowings under these revolving lines of credit. We had cash and cash equivalents of $38.3 million at March 31, 2012 compared to $43.6 million at December 31, 2011.

Capital Expenditures

For the three months ended March 31, 2012, we had capital expenditures of $3.3 million consisting of growth capital expenditures of $1.3 million and maintenance capital expenditures of $2.0 million. For the three months ended March 31, 2011, we had capital expenditures of $4.2 million consisting of growth capital expenditures of $2.4 million and maintenance capital expenditures of $1.8 million.

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

We target capital expenditures for 2012 to be approximately $30.0 million. We analyze our planned capital expenditures based on investment opportunities available to us and our financial and operating performance, and accordingly, actual capital expenditures may be more or less than this amount.

See “Credit Facility and Notes” below for a description on limitations on capital expenditures imposed by our Credit Facility.

Credit Facility and Notes

On May 26, 2011, we completed a refinancing transaction, which replaced certain of our then outstanding indebtedness with $240 million aggregate principal amount of 8.875% senior unsecured notes (the “Notes”) and a new approximately $278 million multi-currency senior secured credit facility (the “Credit Facility”), comprised of approximately $248 million of senior secured term loans and a $30 million senior secured revolving credit facility. The interest rates under the Credit Facility are calculated, at our option, as the Alternate Base Rate as defined in the Credit Facility, LIBOR or EURIBOR, subject to a minimum of 2.25%, 1.25% and 1.25%, respectively, plus, in each case, a margin.

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

The Notes contain customary covenants that, subject to certain exceptions, restrict the Company’s ability to enter into certain transactions. We believe we are in compliance with these covenants at March 31, 2012.

Credit Facility

The Credit Facility provides for (i) a six-year $125.0 million senior secured term loan facility, borrowed by us, the proceeds of which were used to refinance certain of our existing indebtedness; (ii) a six-year €87.0 million senior secured term loan facility, borrowed by Xerium Technologies Limited, a wholly-owned indirect subsidiary of ours organized under the laws of England and Wales, the proceeds of which were used to refinance certain of our existing indebtedness; (iii) a five-year $30.0 million senior secured revolving credit facility, available to us; and an uncommitted incremental amount of $10 million, the proceeds of which are used for working capital and general corporate purposes and include sub-limits available for letters of credit (the “Revolving Facility”); (iv) and an uncommitted incremental credit facility (the “Incremental Facility”) allowing for increases under the Revolving Facility and Term Loans with the same terms, and borrowing of new tranches of term loans, up to an aggregate principal amount not to exceed the greater of (i) $100.0 million and (ii) our Adjusted EBITDA over the prior 12-month period, provided that increases under the Revolving Facility shall not exceed $35.0 million.

The loans under the Credit Facility are required to be permanently repaid with 100% of the net proceeds of assets sales, dispositions, issuances of certain debt obligations and insurance, in each case, subject to certain exceptions and 50% of annual excess cash flow. The Credit Facility requires us to make annual payments (payable in quarterly installments) equal to 1% per annum with respect to the Term Loans with the remaining amount due at final maturity.

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

The Credit Facility contains customary covenants that, subject to certain exceptions, restrict the Company’s ability to enter into certain transactions and engage in certain activities. In addition, the Credit Facility includes specified financial covenants requiring us to maintain certain consolidated leverage and interest coverage ratios. The consolidated leverage ratio is calculated by dividing our total gross debt, at average currency exchange rates for the last twelve months, by Adjusted EBITDA and is 4.61 to 1.00 at March 31, 2012. In order to be in compliance with this covenant, we must have a ratio of no more than 5.50 to 1.00 at March 31, 2012. In various periods subsequent to March 31, 2012, this ratio decreases by increments of 25 basis points to 3.25 to 1.00 for the quarter ended March 31, 2017. The interest coverage ratio is calculated by dividing Adjusted EBITDA by interest expense, net of mark to market movements on hedging instruments and amortization of deferred financing costs, and is 2.80 to 1.00 at March 31, 2012. In order to be in compliance with this covenant, we must have a ratio of at least 2.25 to 1.00 at March 31, 2012. In various periods subsequent to March 31, 2012, this ratio increases by increments of 25 basis points to 3.25 to 1.00 for the quarter ended March 31, 2017. Each of these covenants is calculated at the end of each quarter and is based on a rolling twelve month period. In addition, the terms of the Credit Facility limit our ability to make capital expenditures in excess of specified amounts. We believe we are in compliance with all of these covenants at March 31, 2012.

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

Our significant policies are described in the notes to the condensed consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. There have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in our Annual Report on Form 10-K for the year ended December 31, 2011.

Non-GAAP Financial Measures

We use EBITDA and Adjusted EBITDA (as defined in the Credit Facility) as supplementary non-GAAP liquidity measures to assist us in evaluating our liquidity and financial performance, specifically our ability to service indebtedness and to fund ongoing capital expenditures. The Credit Facility includes covenants based on Adjusted EBITDA. If our Adjusted EBITDA declines below certain levels, we may violate the covenants resulting in a default condition under the credit facility or be required to prepay the credit facility. Neither EBITDA nor Adjusted EBITDA should be considered in isolation or as a substitute for income (loss) from operations or cash flows (as determined in accordance with GAAP).

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

The following table provides reconciliation from net (loss) income and operating cash flows, which are the most directly comparable GAAP financial measures, to EBITDA and Adjusted EBITDA.

	Three Months Ended March 31,
	2012	2011
Net (loss) income	$(7,522)	$647
Stock-based compensation	972	1,250
Depreciation	9,764	10,232
Amortization of intangibles	576	576
Deferred financing cost amortization	1,054	236
Unrealized foreign exchange loss (gain) on revaluation of debt	8	(610)
Deferred taxes	(182)	660
Gain on disposition of property and equipment	(446)	(538)
Net change in operating assets and liabilities	5,928	(12,647)

Net cash provided by (used in) operating activities	10,152	(194)
Interest expense, excluding amortization	8,544	9,618
Net change in operating assets and liabilities	(5,928)	12,647
Current portion of income tax expense	839	2,758
Stock-based compensation	(972)	(1,250)
Unrealized foreign exchange (loss) gain on revaluation of debt	(8)	610
Gain on disposition of property and equipment	446	538

EBITDA	13,073	24,727
Stock-based compensation	972	1,250
Operational restructuring expenses	3,974	168
Non-recurring CEO retirement expenses	801	—

Adjusted EBITDA	$18,820	$26,145

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our foreign currency exposure and interest rate risks as of March 31, 2012 have not materially changed from December 31, 2011 (see Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011). As of March 31, 2012, we had outstanding long-term debt with a carrying amount of $458.7 million with an approximate fair value of $423.8 million.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, as of March 31, 2012 under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as set forth above.

(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material developments to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2011. See Note 4 and 9 to our Unaudited Condensed Consolidated Financial Statements for a discussion of our Brazilian operating subsidiary’s proceedings before the Federal Reserve Department of Brazil and other routine litigation to which we are subject.

ITEM 1A.	RISK FACTORS

The risks described in our Annual Report on Form 10-K for the year ended December 31, 2011 have not materially changed, except for the risk factor below.

If we cannot meet the New York Stock Exchange (“NYSE”) continued listing requirements, the NYSE may delist our common stock which could have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on the NYSE. Under NYSE rules, if over the average of 30 consecutive trading days, our market capitalization is less than $50 million and, at the same time, stockholders equity is less than $50 million our common stock would be subject to de-listing. As of May 4, 2012 when our stock price closed at $4.33, our 30-day average market capitalization was $84.9 million and at March 31, 2012, our stockholders’ deficit was $5.0 million, as reflected on the balance sheet included in this quarterly report. There can be no assurance that our average market capitalization will not fall below the required NYSE criteria. If we are unable to satisfy the NYSE criteria for continued listing, the NYSE will review the appropriateness of our continued listing and may give consideration to any definitive action that we would propose to take that would bring our common stock above continued listing standards. If after their review and consideration of any of our actions to regain listing compliance the NYSE decides to delist our stock, the delisting could negatively impact us and our stockholders by reducing the liquidity and market price of our common stock.

ITEM 6.	EXHIBITS

See the exhibit index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XERIUM TECHNOLOGIES, INC.
(Registrant)

Date: May 9, 2012	By:	/s/ Clifford E. Pietrafitta
Clifford E. Pietrafitta
Executive Vice President and CFO
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

10.1	2012 Management Incentive Compensation Plan

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley

32.2	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema Document

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibits 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.