Form 10-Q
period 2012-06-30
XERIUM TECHNOLOGIES INC
filed 2012-08-07
CIK 1287151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 1, 2012 was 15,245,620.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Xerium Technologies, Inc.

Condensed Consolidated Balance Sheets—(Unaudited)

(Dollars in thousands)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$33,596	$43,566
Accounts receivable, net	86,085	91,784
Inventories, net	81,296	83,317
Prepaid expenses	10,047	6,177
Other current assets	14,505	15,051

Total current assets	225,529	239,895
Property and equipment, net	314,721	335,256
Goodwill	58,646	59,120
Intangible assets	21,450	22,640
Other assets	8,297	8,810

Total assets	$628,643	$665,721

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$34,269	$39,743
Accrued expenses	48,582	47,805
Current maturities of long-term debt	2,352	3,548

Total current liabilities	85,203	91,096
Long-term debt, net of current maturities	449,492	465,506
Deferred and long-term taxes	17,998	18,582
Pension, other post-retirement and post-employment obligations	79,904	81,188
Other long-term liabilities	11,539	11,654
Commitments and contingencies (Note 9)
Stockholders’ deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares outstanding as of June 30, 2012 and December 31, 2011	-	-
Common stock, $0.001 par value, 20,000,000 shares authorized; 15,245,620 and 15,145,451 shares outstanding as of June 30, 2012 and December 31, 2011, respectively	15	15
Stock warrants	13,532	13,532
Paid-in capital	412,020	411,498
Accumulated deficit	(401,100)	(395,804)
Accumulated other comprehensive loss	(39,960)	(31,546)

Total stockholders’ deficit	(15,493)	(2,305)

Total liabilities and stockholders’ deficit	$628,643	$665,721

See accompanying notes.

Xerium Technologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$136,378	$150,378	$270,742	$293,544
Costs and expenses:
Cost of products sold	85,396	92,507	173,317	181,758
Selling	19,070	20,507	38,558	40,031
General and administrative	14,034	16,178	31,860	33,558
Restructuring	1,129	542	5,103	710
Research and development	2,869	2,925	5,831	6,013

	122,498	132,659	254,669	262,070

Income from operations	13,880	17,719	16,073	31,474
Interest expense, net	(9,120)	(9,982)	(18,718)	(19,836)
Loss on extinguishment of debt	-	(2,926)	-	(2,926)
Foreign exchange (loss) gain	(180)	(159)	360	5

Income (loss) before provision for income taxes	4,580	4,652	(2,285)	8,717
Provision for income taxes	(2,354)	(3,030)	(3,011)	(6,447)

Net income (loss)	$2,226	$1,622	$(5,296)	$2,270

Comprehensive (loss) income	$(10,232)	$7,529	$(13,710)	$13,922

Net income (loss) per share:
Basic	$0.15	$0.11	$(0.35)	$0.15

Diluted	$0.15	$0.11	$(0.35)	$0.15

Shares used in computing net income (loss) per share:
Basic	15,226,995	15,051,860	15,194,432	15,020,696

Diluted	15,236,651	15,289,407	15,194,432	15,258,243

See accompanying notes.

Xerium Technologies, Inc.

Condensed Consolidated Statements of Cash Flows—(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net (loss) income	$(5,296)	$2,270
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	754	2,081
Depreciation	19,193	20,918
Amortization of intangibles	1,153	1,152
Deferred financing cost amortization	1,736	602
Unrealized foreign exchange loss (gain) on revaluation of debt	381	(1,414)
Deferred taxes	(360)	1,209
Gain on disposition of property and equipment	(617)	(564)
Loss on extinguishment of debt	-	2,926
Provision for doubtful accounts	193	462
Change in assets and liabilities which provided (used) cash:
Accounts receivable	3,861	(1,244)
Inventories	230	(12,031)
Prepaid expenses	(4,076)	(1,840)
Other current assets	603	(309)
Accounts payable and accrued expenses	(3,609)	(6,363)
Deferred and other long-term liabilities	(350)	(1,094)

Net cash provided by operating activities	13,796	6,761

Investing activities
Capital expenditures, gross	(7,330)	(12,015)
Proceeds from disposals of property and equipment	981	1,916
Restricted cash	-	13,701

Net cash (used in) provided by investing activities	(6,349)	3,602

Financing activities
Net decrease in borrowings (maturities of 90 days or less)	-	(181)
Proceeds from borrowings (maturities longer than 90 days)	-	489,810
Principal payments on debt	(14,875)	(489,675)
Payment of deferred financing fees	(1,762)	(16,835)

Net cash used in financing activities	(16,637)	(16,881)

Effect of exchange rate changes on cash flows	(780)	2,308

Net decrease in cash	(9,970)	(4,210)
Cash and cash equivalents at beginning of period	43,566	38,701

Cash and cash equivalents at end of period	$33,596	$34,491

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

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements at June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2011 as reported on Form 10-K filed on March 14, 2012.

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

The components of inventories are as follows at:

	June 30, 2012	December 31, 2011
Raw materials	$16,906	$19,872
Work in process	24,634	26,326
Finished goods (includes consigned inventory of $11,686 in 2012 and $12,953 in 2011)	39,756	37,119

	$81,296	$83,317

Goodwill

The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other Intangible Assets (“Topic 350”). Topic 350 requires that goodwill and intangible assets that have indefinite lives not be amortized, but instead, must be tested for impairment at least annually or whenever events or business conditions warrant. During the six months ended June 30, 2012, the Company evaluated events and business conditions to determine if a test for an impairment of goodwill was warranted. No such events or business conditions took place during this period, therefore no test was determined to be warranted at June 30, 2012.

Warranties

The Company offers warranties on certain products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The Company estimates the costs that may be incurred under its warranties and records a liability for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. The table below represents the changes in the Company’s warranty liability for the six months ended June 30, 2012:

	Balance at December 31, 2011	Charged to Revenue or Cost of Sales	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at June 30, 2012
For the six months ended June 30, 2012	$2,121	$697	$(46)	$(679)	$2,093

Net Income (Loss) Per Common Share

Net income (loss) per common share has been computed and presented pursuant to the provisions of ASC Topic 260, Earnings per Share (“Topic 260”). Net income (loss) per share is based on the weighted-average number of shares outstanding during the period. As of June 30, 2012 and 2011, the Company had outstanding restricted stock units (“RSUs”), deferred stock units (“DSUs”), warrants and options.

The following table sets forth the computation of basic and diluted weighted-average shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted-average common shares outstanding–basic	15,226,995	15,051,860	15,194,432	15,020,696
Dilutive effect of stock-based compensation awards outstanding	9,656	237,547	-	237,547

Weighted-average common shares outstanding–diluted	15,236,651	15,289,407	15,194,432	15,258,243

Dilutive securities aggregating approximately 1.8 million were outstanding for the six months ended June 30, 2012, respectively, but were not included in the computation of diluted earnings per share because the impact of including such shares would be anti-dilutive to the earnings per share calculations.

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

On August 8, 2011, the Company entered into two interest rate cap agreements with certain financial institutions, with notional amounts totaling $114,400, whereby the Company limits its variable interest rate exposure to the strike rate of the interest rate cap agreements. At June 30, 2012, these agreements had notional amounts of $99,600. Under the terms of the interest rate cap agreements, the Company will receive payments based on the spread in rates if the three-month LIBOR rate increases above the negotiated cap rates of 3.0%. The interest rate caps are considered designated hedging instruments, classified as Level 2 in the fair value hierarchy. Changes in fair value will be deferred in accumulated other comprehensive loss and the cap purchase price will be reclassified from accumulated comprehensive loss into earnings as interest expense over the life of the agreements. The fair value of the interest rate caps was $60 at June 30, 2012 and $175 at December 31, 2011. These amounts are included in other assets in the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011. Unrecognized losses of ($625) and ($520) were recorded in accumulated other comprehensive income at June 30, 2012 and December 31, 2011, respectively.

Non-designated Hedges of Foreign Exchange Risk

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign exchange rates, but do not meet the strict hedge accounting requirements of Topic 815. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly to earnings.

The Company, from time to time, may enter into foreign exchange forward contracts to fix currencies at specified rates based on expected future cash flows to protect against the fluctuations in cash flows resulting from sales denominated in foreign currencies. Additionally, to manage its exposure to fluctuations in foreign currency on intercompany balances and certain purchase commitments, the Company from time to time may use foreign exchange forward contracts.

As of June 30, 2012 and December 31, 2011, the Company had outstanding derivatives that were not designated as hedges in qualifying hedging relationships. The value of these contracts is recognized at fair value based on market exchange forward rates and is recorded in other assets or other liabilities on the Condensed Consolidated Balance Sheets. The fair value of these derivatives at June 30, 2012 and December 31, 2011 was ($105) and $123, respectively. The change in fair value of these contracts is included in foreign exchange (loss) gain and was ($168) and ($887) for the three months ended June 30, 2012 and 2011, respectively and $283 and ($1,479) for the six months ended June 30, 2012 and 2011, respectively.

The following represents the notional amounts of foreign exchange forward contracts at June 30, 2012:

Foreign Currency Derivative (as of June 30, 2012)	Notional Sold	Notional Purchased
Non-designated hedges of foreign exchange risk	$31,754	$(5,900)

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

3. Long-term Debt

At June 30, 2012 and December 31, 2011, long-term debt consisted of the following:

	June 30, 2012	December 31, 2011
Senior Bank Debt (Secured):
First lien debt, payable quarterly, U.S. Dollar denominated–LIBOR (minimum 1.25%) plus 5.00% (6.25%) as of June 30, 2012	$112,513	$119,366
First lien debt, payable quarterly, Euro denominated–EURIBOR (minimum 1.25%) plus 5.00% (6.25%) as of June 30, 2012	99,200	107,771

	211,713	227,137
Senior Notes (Unsecured), payable semi-annually–U.S. Dollar denominated interest rate fixed at 8.875%, matures June of 2018	240,000	240,000

Other Long-Term Debt:
Unsecured, interest rate fixed at 2.00%, Euro denominated	131	228
Unsecured, interest rate fixed at 1.31% to 3.40%, Yen denominated	-	1,689

	451,844	469,054
Less current maturities	2,352	3,548

Total	$449,492	$465,506

On May 26, 2011, the Company completed a refinancing transaction, which replaced certain of its then outstanding indebtedness with $240 million aggregate principal amount of 8.875% senior unsecured notes (the “Notes”) and a new approximately $278 million multi-currency senior secured credit facility (the “Credit Facility”), comprised of approximately $248 million of senior secured term loans and a $30 million senior secured revolving credit facility. The interest rates under the Credit Facility are calculated, at the Company’s option, as the Alternate Base Rate as defined in the Credit Facility, LIBOR or EURIBOR, subject to a minimum of 2.25%, 1.25% and 1.25%, respectively, plus, in each case, a margin. The Credit Facility and Notes contain customary covenants that, subject to certain exceptions, restrict the Company’s ability to enter into certain transactions and engage in certain activities. In addition, the Credit Facility includes specified financial covenants, requiring the Company to maintain certain consolidated leverage and interest coverage ratios and limiting its ability to make capital expenditures in excess of specified amounts. These covenants are included in Note 7 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2011. Management believes the Company is in compliance with all covenants under the Notes and Credit Facility at June 30, 2012.

To facilitate the planned restructuring activities, on June 28, 2012, the Company entered into an amendment to its senior secured credit facility. Among other revisions to the credit facility, the amendment allows for additional add backs to Adjusted EBITDA annually though 2015 up to the lesser of $15.0 million or the unused portion of the allowed annual capital expenditure limit; increases the maximum leverage ratios between September of 2012 and December of 2013; amends the definition of the leverage ratio to reduce debt by unrestricted surplus cash held by the Company and increases the interest rate on the term loans by 0.75% annually for eighteen months. The Company paid $1.5 million in deferred financing costs related to the amendment. This amount is classified as an intangible asset in the Condensed Consolidated Balance Sheets at June 30, 2012.

As of June 30, 2012, an aggregate of $17.6 million is available for additional borrowings under the Credit Facility. This availability represents the $30.0 million revolving facility less $12.4 million of that facility committed for letters of credit. Additionally, at June 30, 2012, the Company had $5.0 million available for borrowings under other small lines of credit.

As of June 30, 2012 and December 31, 2011, the carrying value of the Company’s long-term debt was $451.8 million and $469.1 million, respectively, and exceeded its fair value of approximately $394.7 million and $439.1 million, respectively. The Company determined the fair value of its debt utilizing significant other observable inputs (Level 2 of the fair value hierarchy).

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

For the three and six months ended June 30, 2012, the provision for income taxes was $2,354 and $3,011, respectively, as compared with $3,030 and $6,447 for the three and six months ended June 30, 2011. The decrease in tax expense was primarily attributable to the geographic mix of earnings in the first half of 2012 as compared with the first half of 2011. The provision for income taxes is primarily impacted by income earned in tax paying jurisdictions relative to income earned in non-tax paying jurisdictions. The majority of income recognized for purposes of computing the effective tax rate is earned in countries where the statutory income tax rates range from 25% to 41%; however, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. The Company generates losses in certain jurisdictions for which no tax benefit is received, as the deferred tax assets in these jurisdictions (including the net operating losses) are fully reserved in the valuation allowance. For this reason, the Company recognizes minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States, the United Kingdom and Australia. Due to these reserves, the geographic mix of the Company’s pre-tax earnings has a direct correlation with how high or low its annual effective tax rate is relative to consolidated earnings.

As of June 30, 2012, the Company had a gross unrecognized tax benefit of $8,282. The unrecognized tax benefit decreased by approximately $338 during the six months ended June 30, 2012, as a result of foreign currency effects, statute expirations and ongoing changes in currently reserved positions. The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense, which were immaterial for the six months ended June 30, 2012 and 2011. The tax years 2000 through 2011 remain open to examination in a number of the major taxing jurisdictions to which the Company and its subsidiaries are subject.

In November of 2011, the Federal Revenue Department of the Ministry of Finance of Brazil (“FRD”) issued a tax assessment against the Company’s indirect subsidiary, Xerium Technologies Brasil Indústria e Comércio S.A. (“Xerium Brazil”), challenging the goodwill recorded in the 2005 acquisition of Wangner Itelpa and Huyck Indústria e Comércio S.A. by Robec Brasil Participações Ltda., a predecessor to Xerium Brazil. This assessment denies the amortization of that goodwill against net income for the years 2006 through 2010. As of June 30, 2012, the Company would be required to pay approximately $42.5 million (subject to currency exchange rates) in tax, penalties and interest in the event the Company was unable to overturn this assessment. The Company believes the transactions in question (i) complied with Brazilian tax and accounting rules, (ii) were effected for a legitimate business purpose, to consolidate the Company’s operating activities in Brazil into one legal entity, and (iii) were properly documented and declared to Brazilian tax and corporate authorities. Based on the foregoing, Xerium Brazil filed a response disputing the tax assessment at the first administrative level of appeal within the FRD in December 2011.

Although there can be no assurances, as of June 30, 2012, the Company believes it was more likely than not that it would prevail on every tax position under examination and therefore it did not accrue any amounts related to this assessment as of June 30, 2012. Because this dispute is at a preliminary stage for resolution with the FRD, the Company cannot assure a favorable outcome and cannot currently estimate the timing of the final resolution of this matter. The Company believes it has meritorious defenses and will vigorously contest this matter. However, if the FRD’s initial position is sustained, the amount assessed would result in a material adjustment to the Company’s consolidated financial statements and would adversely impact the Company’s financial condition and results of operations.

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

The Company sponsors various unfunded defined contribution plans that provide for retirement benefits to employees, some in accordance with local government requirements. The Company also maintains a funded retirement savings plan for U.S. employees which is qualified under Section 401(k) of the U.S. Internal Revenue Code. The plan allows eligible employees to contribute up to 15% of their compensation (plus catch-up contributions for participants over age 50), with the

Company matching 200% of the first 1% of employee compensation and 100% of the next 4% of employee compensation. The following represents the approximate matching contribution expense for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Matching contribution expense	$434	$446	$878	$889

As required by Topic 715, the following tables summarize the components of net periodic benefit cost:

Defined Benefit Plans

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Service cost	$888	$719	$1,773	$1,411
Interest cost	1,838	2,052	3,668	4,029
Expected return on plan assets	(1,377)	(1,496)	(2,750)	(2,937)
Amortization of prior service cost	4	4	7	7
Amortization of net loss	633	376	1,266	739

Net periodic benefit cost	$1,986	$1,655	$3,964	$3,249

6. Comprehensive (Loss) Income and Accumulated Other Comprehensive Loss

Comprehensive (loss) income for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income (loss)	$2,226	$1,622	$(5,296)	$2,270
Foreign currency translation adjustments	(13,025)	6,039	(8,399)	12,477
Pension liability changes under Topic 715	578	(132)	90	(825)
Change in value of derivative instruments	(11)	-	(105)	-

Comprehensive (loss) income	$(10,232)	$7,529	$(13,710)	$13,922

The components of accumulated other comprehensive income (loss) are as follows:

	Foreign	Pension	Change in	Accumulated
	Currency	Liability	Value of	Other
	Translation	Changes Under	Derivative	Comprehensive
	Adjustment	Topic 715	Instruments	Income (Loss)
Balance at December 31, 2011	$10,157	$(41,183)	$(520)	$(31,546)
Current period change, net of tax	(8,399)	90	(105)	(8,414)

Balance at June 30, 2012	$1,758	$(41,093)	$(625)	$(39,960)

7. Restructuring Expense

During the six months ended June 30, 2012, the Company recorded restructuring expenses of approximately $5.1 million, primarily related to the transfer of certain equipment from a downsized location and the termination of a sales agency arrangement in Europe. The following table sets forth the significant components and activity under restructuring programs for the six months ended June 30, 2012 and 2011:

	Balance at					Balance at
	December 31,			Currency	Cash	June 30,
	2011	Charges	Write-offs	Effects	Payments	2012
Severance	$800	$705	$-	$4	$(1,142)	$367
Facility costs and other	452	4,398	-	(124)	(4,299)	427
Asset impairments	-	-	-	-	-	-

Total	$1,252	$5,103	$-	$(120)	$(5,441)	$794

	Balance at					Balance at
	December 31,			Currency	Cash	June 30,
	2010	Charges	Write-offs	Effects	Payments	2011
Severance	$2,255	$422	$-	$30	$(1,152)	$1,555
Facility costs and other	471	288	-	99	(293)	565
Asset impairments	-	-	-	-	-	-

Total	$2,726	$710	$-	$129	$(1,445)	$2,120

Restructuring expense by segment, which is not included in Segment Earnings (Loss) in Note 8, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Clothing	$1,007	$148	$4,766	$313
Roll Covers	-	394	179	397
Corporate	122	-	158	-

Total	$1,129	$542	$5,103	$710

As previously reported, on July 2, 2012, the Company announced a voluntary redundancy program at its press felt facility in Buenos Aires, Argentina in connection with the relocation of its Huyck Wangner press felt capacity and initiated consultation proceedings with its works’ council at our rolls cover facility in Meyzieu, France regarding a proposal to cease operations there. In Argentina, the production of press felts and fiber cement felts will be transferred to its facilities in Brazil and the roll cover production of its facility in France will be assumed by its rolls facilities in Germany and Italy. The actions are expected to commence in the third quarter of 2012 and be completed over the next several months. As the redundancy program has just been initiated, the proceedings with the works’ council have just begun and there has been no formal evaluation of the affected assets, at this time, the Company is in the process of analyzing its estimate of the restructuring charges and asset impairments, if any, related to these redundancy programs.

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

Summarized financial information for the Company’s reportable segments is presented in the tables that follow for the three and six months ended June 30, 2012 and 2011, respectively.

		Roll
	Clothing	Covers	Corporate	Total
Three Months Ended June 30, 2012:
Net Sales	$88,115	$48,263	$-	$136,378
Segment Earnings (Loss)	15,861	12,126	(2,591)

Three Months Ended June 30, 2011:
Net Sales	$99,632	$50,746	$-	$150,378
Segment Earnings (Loss)	22,479	10,236	(2,520)

		Roll
	Clothing	Covers	Corporate	Total
Six Months Ended June 30, 2012:
Net Sales	$176,798	$93,944	$-	$270,742
Segment Earnings (Loss)	30,622	20,016	(6,421)

Six Months Ended June 30, 2011:
Net Sales	$193,571	$99,973	$-	$293,544
Segment Earnings (Loss)	42,269	20,820	(6,749)

Provided below is a reconciliation of Segment earnings (loss) to income (loss) before provision for income taxes for the three and six months ended June 30, 2012 and 2011, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Segment Earnings (Loss):
Clothing	$15,861	$22,479	$30,622	$42,269
Roll Covers	12,126	10,236	20,016	20,820
Corporate	(2,591)	(2,520)	(6,421)	(6,749)
Non-cash compensation and related expenses	218	(831)	(754)	(2,081)
Legal fees related to term debt amendment	(85)	-	(85)	-
Non-recurring expenses related to CEO retirement	(695)	-	(1,496)	-
Net interest expense	(9,120)	(9,982)	(18,718)	(19,836)
Depreciation and amortization	(10,005)	(11,262)	(20,346)	(22,070)
Loss on debt extinguishment	-	(2,926)	-	(2,926)
Restructuring expense	(1,129)	(542)	(5,103)	(710)

Income (loss) before provision for income taxes	$4,580	$4,652	$(2,285)	$8,717

9. Commitments and Contingencies

The Company is involved in various legal matters which have arisen in the ordinary course of business as a result of various immaterial labor claims, taxing authority reviews and other legal matters. As of June 30, 2012, the Company accrued an immaterial amount in its financial statements for these matters for which the Company believed the possibility of loss was either probable, and was able to estimate the damages. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its financial position, results of operations or cash flow. See Note 4 for a discussion of Xerium Brazil’s proceeding with the FRD.

The Company believes that any additional liability in excess of amounts provided which may result from the resolution of legal matters will not have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

10. Stock-Based Compensation and Stockholders’ Deficit

The Company records stock-based compensation expense in accordance with ASC Topic 718, Accounting for Stock Compensation and has used the straight-line attribution method to recognize expense for time-based RSUs and DSUs. The Company recorded stock-based compensation expense during the three and six months ended June 30, 2012 and 2011 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
RSU and DSU Awards (1)	$344	$594	$754	$1,308
Management Incentive/Performance Award Programs (2)	(562)	237	-	773

Total	$(218)	$831	$754	$2,081

(1)	Related to restricted stock units and deferred stock units awarded to certain employees and non-employee directors.
(2)	For 2011, the amount represents the value of stock awards granted under the 2011 Management Incentive Compensation Program (the “2011 MIC”), which was approved by the Company’s Board of Directors in March of 2011. No amount has been recorded for the 2012 Management Incentive Compensation Program (the “2012 MIC”), as the performance targets are not projected to be met as of June 30, 2012. Therefore, all compensation expense related to the 2012 MIC recorded in 2012 was reversed in the second quarter of 2012.

Summary of Activity under the Long-Term Incentive Plans

On September 22, 2010, the Board approved the Company’s 2010-2012 Long-Term Incentive Plan (the “2010 LTIP”) under the 2010 Equity Incentive Plan (the “2010 Plan”). Awards under the 2010 LTIP are both time-based and performance-based. Awards will be paid in the form of restricted stock units or shares of common stock of the Company. Time-based awards under the 2010 LTIP were approved in the form of 131,010 time-based restricted stock units granted on October 29, 2010 under the Company’s 2010 Plan. As of June 30, 2012, 86,511 time-based restricted stock units had vested in accordance with the 2010 LTIP and were converted to common stock, with the remaining 44,499 time-based restricted stock units to vest on March 31, 2013. These will be converted into shares of common stock when they vest. Performance-based awards under the 2010 LTIP will vest upon meeting various criteria, as included in the Company’s 2011 Annual Report on Form 10-K.

On May 8, 2012, the Board approved the 2012 – 2014 Executive Long-Term Incentive Plan (the “2012 – 2014 Executive LTIP”) under the 2010 Plan. Awards under the 2012 – 2014 Executive LTIP are both time-based and performance-based. A specific target share award is set for each participant in the 2012 – 2014 Executive LTIP. Awards will be paid in the form of restricted stock units or shares of common stock of the Company. Time-based awards, or 50% of the total target award, were granted in the form of 54,750 time-based restricted stock units under the Company’s 2010 Plan and will vest in equal installments on March 31, 2013, March 31, 2014, and March 31, 2015. These will be converted into shares of common stock as they vest. Performance-based awards, which constitute 50% of the total award, will be determined based on the Company’s performance against a three-year cumulative Adjusted EBITDA metric, adjusted for currency fluctuations during the term of the 2012 – 2014 Executive LTIP. The performance-based awards will convert into shares of the Company’s common stock and be paid after the close of the three-year performance period. The amount of the payment will be based on a sliding scale ranging from 50% if the metric is achieved at 85% of the target up to 200% if the metric is achieved at or above 115% of the target.

Summary of Activity under the MIC Plans

On March 13, 2012, the Board approved the 2012 Management Incentive Compensation Program (the “2012 MIC”). Under the 2012 MIC, payouts will be determined by the Company’s performance against specified Adjusted EBITDA metrics for the 2012 fiscal year. The Adjusted EBITDA metrics will be adjusted for currency fluctuations. A specific target award is set for each participant in the 2012 MIC equal to a percentage of his or her current base cash compensation. Fifty percent (50%) of any 2012 MIC award earned will be paid in cash and fifty percent (50%) is expected to be paid in the form of shares of the Company’s common stock under the Company’s 2010 Equity Incentive Plan. The 2012 MIC awards will be paid out based on a sliding scale. A participant will receive an award equal to 20% of his or her target award if Adjusted EBITDA is achieved above a minimum target level, 90% of target award if Adjusted EBITDA is at budget performance, 100% of target award if the targeted metric is achieved and ranging up to 200% if Adjusted EBITDA is achieved at a maximum target level. As indicated above, management determined that the target amounts were not met at June 30, 2012. Therefore, no compensation expense has been recorded for the six months ended June 30, 2012.

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

In the second quarter of 2012, the Company determined that it had incorrectly presented the guarantor financial statements in accordance with the requirements of Rule 3-10 of Regulation S-X. Specifically, the Company incorrectly included the cumulative income (losses) of certain guarantor subsidiaries in the investment balances of the guarantor entities. The guarantor investment balances should only include cumulative income (losses) of non-guarantor investees which are owned by guarantor entities. As a result, the previously presented December 31, 2011 total guarantor investments and total stockholders’ (deficit) equity balances included in Note 16 to the Consolidated Financial Statements included in the 2011 Annual Report on Form 10-K were overstated by $33.7 million. This revision had no impact on the consolidated amounts included in Note 16, as other eliminations were overstated by the same amount in this period.

In addition, as a result of the above misstatement, the December 31, 2011 and 2010 guarantor equity in subsidiaries income and net income in Note 16 to the Company’s 2011 Annual Report on Form 10-K was understated by $0.5 million and overstated by $4.0 million, respectively, and the March 31, 2012 and 2011 guarantor equity in subsidiaries income and net income included in Note 11 to the Consolidated Financial Statements in the Company’s Form 10-Q was overstated by $1.6 million and $0.5 million, respectively. There was no impact to consolidated net income within Note 16 or Note 11 for any of these periods, as other eliminations were overstated/understated by the same amount in those periods, and there was no impact to operating cash flows for any of the periods presented.

The Company assessed the materiality of making these corrections in the current period under Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB No. 108”) and has determined that this correction is immaterial to all of the above consolidated financial statements. Based on these facts, the Company has revised the December 31, 2011 Consolidated Balance Sheet in Note 11 within this Quarterly Report on Form 10-Q to reflect a decrease in total guarantor investments and total stockholders’ (deficit) equity of $33.7 million. Other eliminations of both the investments and total stockholders’ (deficit) equity have been adjusted by the same amount.

Xerium Technologies, Inc.

Consolidating Balance Sheet—(Unaudited)

At June 30, 2012

(Dollars in thousands)

		Total	Total Non	Other	The
	Parent	Guarantors	Guarantors	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$7,104	$34	$26,458	$-	$33,596
Accounts receivable, net	-	20,249	65,836	-	86,085
Intercompany receivable	(96,651)	103,133	(6,482)	-	-
Inventories, net	-	17,720	64,682	(1,106)	81,296
Prepaid expenses	(826)	2,303	8,570	-	10,047
Other current assets	-	3,298	11,207	-	14,505

Total current assets	(90,373)	146,737	170,271	(1,106)	225,529
Property and equipment, net	457	65,412	248,852	-	314,721
Investments	593,144	155,016	-	(748,160)	-
Goodwill	-	17,737	40,909	-	58,646
Intangible assets	11,300	5,882	4,268	-	21,450
Other assets	62	-	8,235	-	8,297

Total assets	$514,590	$390,784	$472,535	$(749,266)	$628,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$609	$8,273	$25,387	$-	$34,269
Accrued expenses	6,230	6,358	35,994	-	48,582
Current maturities of long-term debt	1,250	-	1,102	-	2,352

Total current liabilities	8,089	14,631	62,483	-	85,203
Long-term debt, net of current maturities	351,263	-	98,229	-	449,492
Deferred and long-term taxes	-	2,378	15,620	-	17,998
Pension, other post-retirement and post-employment obligations	23,050	1,946	54,908	-	79,904
Other long-term liabilities	-	-	11,539	-	11,539
Intercompany loans	205,962	(319,185)	113,223	-	-
Total stockholders’ (deficit) equity	(73,774)	691,014	116,533	(749,266)	(15,493)

Total liabilities and stockholders’ equity	$514,590	$390,784	$472,535	$(749,266)	$628,643

Xerium Technologies, Inc.

Consolidating Balance Sheet—(Unaudited)

At December 31, 2011

(Dollars in thousands)

		Total	Total Non	Other	The
	Parent	Guarantors	Guarantors	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$11,548	$280	$31,738	$-	$43,566
Accounts receivable, net	-	21,210	70,574	-	91,784
Intercompany receivable	(95,855)	102,653	(6,798)	-	-
Inventories, net	-	19,759	64,857	(1,299)	83,317
Prepaid expenses	272	1,546	4,359	-	6,177
Other current assets	-	4,716	10,335	-	15,051

Total current assets	(84,035)	150,164	175,065	(1,299)	239,895
Property and equipment, net	881	67,727	266,648	-	335,256
Investments	579,018	162,438	-	(741,456)	-
Goodwill	-	17,737	41,383	-	59,120
Intangible assets	11,484	6,986	4,170	-	22,640
Other assets	196	-	8,614	-	8,810

Total assets	$507,544	$405,052	$495,880	$(742,755)	$665,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$679	$10,257	$28,807	$-	$39,743
Accrued expenses	6,563	5,722	35,520	-	47,805
Current maturities of long-term debt	1,250	-	2,298	-	3,548

Total current liabilities	8,492	15,979	66,625	-	91,096
Long-term debt, net of current maturities	358,116	-	107,390	-	465,506
Deferred and long-term taxes	-	2,378	16,204	-	18,582
Pension, other post-retirement and post-employment obligations	22,906	1,820	56,462	-	81,188
Other long-term liabilities	-	-	11,654	-	11,654
Intercompany loans	187,661	(307,813)	120,152	-	-
Total stockholders’ (deficit) equity	(69,631)	692,688	117,393	(742,755)	(2,305)

Total liabilities and stockholders’ equity	$507,544	$405,052	$495,880	$(742,755)	$665,721

Xerium Technologies, Inc.

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income-(Unaudited)

For the three months ended June 30, 2012

(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$-	$45,787	$102,122	$(11,531)	$136,378
Costs and expenses:
Cost of products sold	(336)	32,009	65,350	(11,627)	85,396
Selling	-	5,609	13,461	-	19,070
General and administrative	1,151	2,129	10,754	-	14,034
Restructuring	122	23	984	-	1,129
Research and development	-	2,083	786	-	2,869

	937	41,853	91,335	(11,627)	122,498

(Loss) income from operations	(937)	3,934	10,787	96	13,880
Interest (expense) income, net	(7,092)	1,766	(3,794)	-	(9,120)
Foreign exchange (loss) gain	(154)	3	(29)	-	(180)
Equity in subsidiaries income	10,435	3,078	-	(13,513)	-

Income (loss) before provision for income taxes	2,252	8,781	6,964	(13,417)	4,580
Provision for income taxes	(26)	(33)	(2,295)	-	(2,354)

Net income (loss)	$2,226	$8,748	$4,669	$(13,417)	$2,226

Comprehensive income (loss)	$3,505	$8,834	$(9,154)	$(13,417)	$(10,232)

Xerium Technologies, Inc.

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income-(Unaudited)

For the three months ended June 30, 2011

(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$-	$47,316	$116,367	$(13,305)	$150,378
Costs and expenses:
Cost of products sold	(642)	33,930	72,458	(13,239)	92,507
Selling	-	5,751	14,756	-	20,507
General and administrative	1,739	1,857	12,582	-	16,178
Restructuring	-	373	169	-	542
Research and development	-	1,985	940	-	2,925

	1,097	43,896	100,905	(13,239)	132,659

(Loss) income from operations	(1,097)	3,420	15,462	(66)	17,719
Interest (expense) income, net	(4,658)	1,917	(7,241)	-	(9,982)
Loss on extinguishment of debt	(2,903)	(6)	(17)	-	(2,926)
Foreign exchange gain (loss)	309	(45)	(423)	-	(159)
Equity in subsidiaries income	10,108	2,645	-	(12,753)	-

Income (loss) before provision for income taxes	1,759	7,931	7,781	(12,819)	4,652
Provision for income taxes	(137)	(40)	(2,853)	-	(3,030)

Net income (loss)	$1,622	$7,891	$4,928	$(12,819)	$1,622

Comprehensive income (loss)	$962	$7,929	$11,457	$(12,819)	$7,529

Xerium Technologies, Inc.

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income-(Unaudited)

For the six months ended June 30, 2012

(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$-	$89,850	$204,798	$(23,906)	$270,742
Costs and expenses:
Cost of products sold	(808)	65,424	132,849	(24,148)	173,317
Selling	-	11,332	27,226	-	38,558
General and administrative	5,264	3,767	22,829	-	31,860
Restructuring	158	163	4,782	-	5,103
Research and development	-	4,153	1,678	-	5,831

	4,614	84,839	189,364	(24,148)	254,669

(Loss) income from operations	(4,614)	5,011	15,434	242	16,073
Interest (expense) income, net	(14,447)	3,545	(7,816)	-	(18,718)
Foreign exchange (loss) gain	(308)	(3)	671	-	360
Equity in subsidiaries income	14,128	2,388	-	(16,516)	-

(Loss) income before provision for income taxes	(5,241)	10,941	8,289	(16,274)	(2,285)
Provision for income taxes	(54)	(73)	(2,884)	-	(3,011)

Net (loss) income	$(5,295)	$10,868	$5,405	$(16,274)	$(5,296)

Comprehensive (loss) income	$(4,663)	$11,396	$(4,169)	$(16,274)	$(13,710)

Xerium Technologies, Inc.

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income-(Unaudited)

For the six months ended June 30, 2011

(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$-	$90,970	$227,856	$(25,282)	$293,544
Costs and expenses:
Cost of products sold	(1,153)	64,872	143,231	(25,192)	181,758
Selling	-	11,327	28,704	-	40,031
General and administrative	4,984	3,952	24,622	-	33,558
Restructuring	-	614	96	-	710
Research and development	(3)	4,068	1,948	-	6,013

	3,828	84,833	198,601	(25,192)	262,070

(Loss) income from operations	(3,828)	6,137	29,255	(90)	31,474
Interest (expense) income, net	(10,311)	3,788	(13,313)	-	(19,836)
Loss on extinguishment of debt	(2,903)	(6)	(17)	-	(2,926)
Foreign exchange gain (loss)	1,415	(1,477)	67	-	5
Equity in subsidiaries income	18,186	6,389	-	(24,575)	-

Income (loss) before provision for income taxes	2,559	14,831	15,992	(24,665)	8,717
Provision for income taxes	(288)	(109)	(6,050)	-	(6,447)

Net income (loss)	$2,271	$14,722	$9,942	$(24,665)	$2,270

Comprehensive (loss) income	$(726)	$22,247	$17,066	$(24,665)	$13,922

Xerium Technologies, Inc.

Consolidating Statement of Cash Flows-(Unaudited)

For the six months ended June 30, 2012

(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net (loss) income	$(5,295)	$10,868	$5,405	$(16,274)	$(5,296)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock-based compensation	754	-	-	-	754
Depreciation	97	3,943	15,153	-	19,193
Amortization of intangibles	-	1,106	47	-	1,153
Deferred financing cost amortization	1,211	-	525	-	1,736
Unrealized foreign exchange loss on revaluation of debt	-	-	381	-	381
Deferred taxes	-	-	(360)	-	(360)
Gain on disposition of property and equipment	-	(4)	(613)	-	(617)
Provision for doubtful accounts	-	(66)	259	-	193
Undistributed equity in (earnings) loss of subsidiaries	(14,128)	(2,388)	-	16,516	-
Change in assets and liabilities which provided (used) cash:
Accounts receivable	5	1,027	2,829	-	3,861
Inventories	-	2,038	(1,566)	(242)	230
Prepaid expenses	1,097	(757)	(4,416)	-	(4,076)
Other current assets	-	1,419	(816)	-	603
Accounts payable and accrued expenses	(640)	(1,346)	(1,623)	-	(3,609)
Deferred and other long-term liabilities	195	127	(672)	-	(350)
Intercompany loans	796	(484)	(312)	-	-

Net cash provided by (used in) operating activities	(15,908)	15,483	14,221	-	13,796

Investing activities
Capital expenditures, gross	(15)	(1,293)	(6,022)	-	(7,330)
Intercompany property and equipment transfers, net	343	(337)	(6)	-	-
Proceeds from disposals of property and equipment	-	3	978	-	981

Net cash provided by (used in) investing activities	328	(1,627)	(5,050)	-	(6,349)

Financing activities
Principal payments on debt	(6,854)	-	(8,021)	-	(14,875)
Payment of deferred financing fees	(1,027)	-	(735)	-	(1,762)
Intercompany loans	19,017	(14,105)	(4,912)	-	-

Net cash provided by (used in) financing activities	11,136	(14,105)	(13,668)	-	(16,637)

Effect of exchange rate changes on cash flows	-	3	(783)	-	(780)

Net decrease in cash	(4,444)	(246)	(5,280)	-	(9,970)
Cash and cash equivalents at beginning of period	11,548	280	31,738	-	43,566

Cash and cash equivalents at end of period	$7,104	$34	$26,458	$-	$33,596

Xerium Technologies, Inc.

Consolidating Statement of Cash Flows-(Unaudited)

For the six months ended June 30, 2011

(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net income	$2,271	$14,722	$9,942	$(24,665)	$2,270
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	2,081	-	-	-	2,081
Depreciation	119	3,954	16,845	-	20,918
Amortization of intangibles	-	1,106	46	-	1,152
Deferred financing cost amortization	(1,160)	204	1,558	-	602
Unrealized foreign exchange loss on revaluation of debt	-	-	(1,414)	-	(1,414)
Deferred taxes	-	-	1,209	-	1,209
Gain on disposition of property and equipment	-	(132)	(432)	-	(564)
Loss on extinguishment of debt	2,903	6	17	-	2,926
Provision for doubtful accounts	-	82	380	-	462
Undistributed equity in (earnings) loss of subsidiaries	(18,186)	(6,389)	-	24,575	-
Change in assets and liabilities which provided (used) cash:
Accounts receivable	9	700	(1,953)	-	(1,244)
Inventories	-	(1,334)	(10,787)	90	(12,031)
Prepaid expenses	387	(491)	(1,736)	-	(1,840)
Other current assets	621	(163)	(767)	-	(309)
Accounts payable and accrued expenses	2,346	(2,978)	(5,731)	-	(6,363)
Deferred and other long-term liabilities	(48)	(368)	(678)	-	(1,094)
Intercompany loans	5,494	3,702	(9,196)	-	-

Net cash provided by (used in) operating activities	(3,163)	12,621	(2,697)	-	6,761

Investing activities
Capital expenditures, gross	(189)	(1,896)	(9,930)	-	(12,015)
Intercompany property and equipment transfers, net	-	6	(6)	-	-
Proceeds from disposals of property and equipment	-	137	1,779	-	1,916
Restricted cash	13,701	-	-	-	13,701

Net cash provided by (used in) investing activities	13,512	(1,753)	(8,157)	-	3,602

Financing activities
Net decrease in borrowings (maturities of 90 days or less)	-	-	(181)	-	(181)
Proceeds from borrowings (maturities longer than 90 days)	365,000	-	124,810	-	489,810
Principal payments on debt	(257,599)	(51,016)	(181,060)	-	(489,675)
Payment of deferred financing fees	(71,905)	-	55,070	-	(16,835)
Intercompany loans	(44,575)	40,166	4,409	-	-

Net cash (used in) provided by financing activities	(9,079)	(10,850)	3,048	-	(16,881)

Effect of exchange rate changes on cash flows	-	3	2,305	-	2,308

Net increase (decrease) in cash	1,270	21	(5,501)	-	(4,210)
Cash and cash equivalents at beginning of period	6,345	33	32,323	-	38,701

Cash and cash equivalents at end of period	$7,615	$54	$26,822	$-	$34,491

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Other factors that could materially affect our actual results, levels of activity, performance or achievements can be found in our “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 14, 2012 and our “Risk Factors” sections in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 9, 2012 and this Quarterly Report on Form 10-Q. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we project. Any forward-looking statement in our Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise, except as required by law.

All references in this Quarterly Report to “Xerium”, “the Company”, “we”, “our” and “us” means Xerium Technologies, Inc. and its subsidiaries.

Company Overview

We are a leading global manufacturer and supplier of two types of consumable products used primarily in the production of paper—clothing and roll covers. Our operations are strategically located in the major paper-producing regions of North America, Europe, South America and Asia-Pacific.

Our products play key roles in the formation and processing of paper along the length of a paper-making machine. Paper producers rely on our products and services to help improve the quality of their paper, differentiate their paper products, operate their paper-making machines more efficiently and reduce production costs. Our products and services typically represent only a small percentage of a paper producer’s overall production costs, yet they can reduce costs by permitting the use of lower-cost raw materials and by reducing energy consumption. Paper producers must replace clothing and refurbish or replace roll covers periodically as these products wear down during the paper production process. Our products are designed to withstand high temperatures, chemicals, and high pressure conditions, and are the result of a substantial investment in research and development and highly sophisticated manufacturing processes.

We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed in a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is custom engineered to fit each individual paper-making machine and process. For the six months ended June 30, 2012, our clothing segment represented 65% of our net sales.

Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by the paper producer. Roll covers are tailored to each individual paper-making machines and processes, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and we manufacture new and rebuilt spreader rolls. We also provide various related products and services to our customers, both directly and through third party providers, as a growing part of our overall product offering through our roll covers sales channels. For the six months ended June 30, 2012, our roll cover segment represented 35% of our net sales.

Industry Trends and Outlook

Historically, demand for our products has been driven primarily by the volume (tonnage) of paper produced on a worldwide basis. Industry forecasters predict the growth of global paper production from 2012 to 2015 to be between 3% and 4% per annum. Generally, and over time, we expect growth in paper production to be greater in Asia-Pacific, South America and Eastern Europe than in the more mature North American and Western European regions where demand may decline. Between the second half of 2008 and 2009, the global paper industry experienced a sharp reduction in production levels, caused by the general slowdown in economic activity and related paper consumption during the same period. In 2010 and 2011, global paper and board production began to recover from the economic recession and show growth, particularly in developing countries, although growth slowed in the second half of 2011 and has continued to slow through the first half of 2012. We believe that our increase in net sales volume in 2010 and 2011 as compared with 2009 reflects this recovery as well as the success of our new products.

The profitability of paper producers has historically been highly cyclical due to wide swings in the price of paper, driven to a high degree by the oversupply of paper during periods when paper producers have more aggregate capacity than the market requires. A sustained downturn in the paper industry, either globally or in a particular region, can cause paper manufacturers to reduce production or cease operations, which could adversely affect our net sales and profitability. Since 2000, paper producers have taken actions that seek to structurally improve the balance between the supply of, and demand for, paper. As part of these efforts, they have permanently shut down many paper-making machines or entire manufacturing facilities. However, many paper producers continue to experience low levels of profitability. We believe that further consolidation among papermakers, reduction in the number of paper producers, and shutdowns of paper-making machines or facilities will continue in Europe and North America until there is a better balance between supply and demand for paper and the profit levels of paper producers improve. This rebalancing has been accelerated since the most recent global economic recession. Over a number of years, paper consumption growth, particularly in South America and Asia-Pacific, is expected to drive an increase in the global production rates required to maintain balance between supply and demand. It is highly likely, however, that the recession-led consumption slow-down and related effect on global paper production will continue in the near term. Also affecting machine curtailments are structural productivity gains from improved products that we and our competitors supply that enable paper producers to manufacture more paper with fewer machines.

The impact of e-commerce and digitalization has resulted in a prolonged decline in specific paper grades, such as newsprint, printing and writing grades of paper. Fortunately, the decline has been partially offset by increases in the production of packaging grades, both as a consequence of globalization of manufacturing and as a result of the increase of tissue/personal care products which have increased as global GDP has risen, particularly in the developing world.

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

Net Sales and Expenses

Net sales in both our clothing and roll covers segments are primarily driven by the following factors:

—	The volume (tonnage) of worldwide paper production;

—	Our ability to introduce new products that our customers value and will pay for;

—	Advances in the technology of our products, which can provide value to our customers by improving the efficiency of paper-making machines and reduce their manufacturing costs;

—	Our ability to provide products and services which reduce paper-making machine downtime while at the same time allowing the manufacture of high quality paper products;

—	The mix of paper grades being produced; and

—	The impact of currency fluctuations.

Net sales in our roll covers segment include our mechanical services business. We have expanded this business in response to demand from paper producers that we perform work on the internal mechanisms of their rolls while we refurbish or replace a roll cover. In our clothing segment, a small portion of our business has been conducted pursuant to consignment arrangements under which we do not recognize a sale of a product to a customer until the customer places the product into use, which typically occurs some period after the product is shipped to the customer or to a warehouse location near the customer’s facility. As part of the consignment agreement we deliver the goods to a location designated by the customer. In addition, we agree to a “sunset” date with the customer, which represents the date by which the customer must accept all risks and responsibilities of ownership of the product and payment terms begin. For consignment sales, revenue is recognized on the earlier of the actual product installation date or the “sunset” date.

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

The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $5.8 million and $6.0 million for the six months ended June 30, 2012 and 2011, respectively.

Foreign Exchange

We have a geographically diverse customer base. In the six months ended June 30, 2012, we generated approximately 38% of our net sales in North America, 31% in Europe, 9% in South America, 20% in Asia-Pacific and 2% in the rest of the world.

A substantial portion of our net sales is denominated in Euros or other currencies. As a result, changes in the relative values of U.S. Dollars, Euros and other currencies affect our reported levels of net sales and profitability as the results are translated into U.S. Dollars for reporting purposes. In particular, decreases in the value of the U.S. Dollar relative to the value of the Euro and these other currencies positively impact our levels of revenue and profitability because the translation of a certain number of Euros or units of such other currencies into U.S. Dollars for financial reporting purposes will represent more U.S. Dollars than it would have prior to the relative decrease in the value of the U.S. Dollar. Conversely, a decline in the value of the Euro will result in a lower number of U.S. Dollars for financial reporting purposes.

For certain transactions, our net sales are denominated in U.S. Dollars but all or a substantial portion of the associated costs are denominated in a different currency. As a result, changes in the relative values of U.S. Dollars, Euros and other currencies can affect the level of the profitability of these transactions. The largest proportion of such transactions consists of transactions in which the net sales are denominated in or indexed to the U.S. Dollar and all or a substantial portion of the associated costs are denominated in Brazilian Reals or other currencies.

Currency fluctuations have a greater effect on the level of our net sales than on the level of our income (loss) from operations. For example, in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, the change in the value of the U.S. Dollar against most of the currencies we conduct our business in resulted in net currency decreases in net sales of $10.2 million, yet only impacted income from operations by $1.4 million. Although the first six months of 2012 results reflect a period in which the value of the U.S. Dollar increased against the Euro as compared to the first six months of 2011, we would expect an opposite effect in a period in which the value of the U.S. Dollar decreases.

During the six months ended June 30, 2012, we conducted business in 9 foreign currencies. The following table provides the average exchange rate for the six months ended June 30, 2012 and the six months ended June 30, 2011 of the U.S. Dollar against each of the four foreign currencies in which we conduct the largest portion of our operations.

Currency	Average exchange rate of the U.S. Dollar in the six months ended June 30, 2012	Average exchange rate of the U.S. Dollar in the six months ended June 30, 2011
Euro	$1.30 = 1 Euro	$1.40 = 1 Euro
Brazilian Real	$0.54 = 1 Brazilian Real	$0.61 = 1 Brazilian Real
Canadian Dollar	$0.99 = 1 Canadian Dollar	$1.02 = 1 Canadian Dollar
Australian Dollar	$1.03 = 1 Australian dollar	$1.03 = 1 Australian dollar

In the six months ended June 30, 2012, we conducted approximately 35% of our operations in Euros, approximately 9% in the Australian Dollar, approximately 8% in the Brazilian Real (although a significant portion of Brazil net sales are in U.S. Dollars) and approximately 6% in the Canadian Dollar.

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

Domestic and Foreign Operating Results:

The following is an analysis of our domestic and foreign operations during the three and six months ended June 30, 2012 and 2011 and a discussion of the results of operations during those periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Domestic income from Operations	$2,997	$2,323	$397	$2,309
Foreign	10,883	15,396	15,676	29,165

Total	$13,880	$17,719	$16,073	$31,474

During the three and six months ended June 30, 2012, domestic gross margins were lower than foreign gross margins, primarily due to product mix and market differences. Cash flows from the above foreign income from operations typically remains reinvested in the foreign subsidiaries. However, there is no legal restriction or material adverse consequence for repatriating the cash flows to the domestic subsidiaries to assist in debt repayment, capital expenditures and other expenses of our operations.

Cost Reduction Programs

An important part of our strategy is to seek to reduce our overall costs and improve our competitiveness. As a part of this effort, we engage in cost reduction programs, which are designed to improve the cost structure of our global operations in response to changing market conditions. These cost reduction programs include headcount reductions throughout the world as well as plant closures that have rationalized production among our facilities to better enable us to meet customer demands. Cost savings have been realized in labor costs and other production overhead, other components of costs of products sold, general and administrative expenses and facility costs. The majority of the cost savings are recognized at the time of the headcount reductions and plant closure, with the remaining cost savings recognized over subsequent periods. Cost savings from headcount reductions have not been offset by related increases in other expenses. Cost savings related to plant closures have been partially offset by the reduction of revenues associated with those closed facilities in subsequent periods and additional costs incurred in the facilities that assumed the operations of the closed facility.

During the six months ended June 30, 2012, we recorded restructuring expenses of approximately $5.1 million, primarily related to the transfer of certain equipment from a downsized location and the termination of a sales agency arrangement in Europe.

As previously reported, on July 2, 2012, we announced a voluntary redundancy program at our press felt facility in Buenos Aires, Argentina in connection with the relocation of our Huyck Wangner press felt capacity and initiated consultation proceedings with our works’ council at our rolls cover facility in Meyzieu, France regarding a proposal to cease operations there. In Argentina, the production of press felts and fiber cement felts will be transferred to our facilities in Brazil and the roll cover production of our facility in France will be assumed by our rolls facilities in Germany and Italy. The actions are expected to commence in the third quarter of 2012 and be completed over the next several months. As the redundancy program has just been initiated, the proceedings with the works’ council have just begun and there has been no formal evaluation of the affected assets, at this time, we are in the process of analyzing our estimate of the restructuring charges and asset impairments, if any, related to these redundancy programs.

Results of Operations

The table that follows sets forth for the periods presented certain consolidated operating results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Net sales	$136,378	$150,378	$270,742	$293,544
Cost of products sold	85,396	92,507	173,317	181,758
Selling expenses	19,070	20,507	38,558	40,031
General and administrative expenses	14,034	16,178	31,860	33,558
Restructuring and impairments expenses	1,129	542	5,103	710
Research and development expenses	2,869	2,925	5,831	6,013

Income from operations	13,880	17,719	16,073	31,474
Interest expense, net	(9,120)	(9,982)	(18,718)	(19,836)
Loss on extinguishment of debt	-	(2,926)	-	(2,926)
Foreign exchange (loss) gain	(180)	(159)	360	5

Income (loss) before provision for income taxes	4,580	4,652	(2,285)	8,717
Provision for income taxes	(2,354)	(3,030)	(3,011)	(6,447)

Net income (loss)	$2,226	$1,622	$(5,296)	$2,270

Comprehensive (loss) income	$(10,232)	$7,529	$(13,710)	$13,922

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Net Sales. Net sales for the three months ended June 30, 2012 decreased by $14.0 million, or 9.3%, to $136.4 million from $150.4 million for the three months ended June 30, 2011. For the three months ended June 30, 2012, approximately 65% of our net sales were in our clothing segment and approximately 35% were in our roll covers segment.

In our clothing segment, net sales for the three months ended June 30, 2012 decreased by $11.5 million, or 11.5%, to $88.1 million from $99.6 million for the three months ended June 30, 2011, primarily due to decreased sales volume of $5.1 million in Europe and $3.5 million in North and South America and unfavorable currency effects of $5.0 million. These decreases were partially offset by an increase in sales volume of $2.1 million in Asia Pacific.

In our roll covers segment, net sales for the three months ended June 30, 2012 decreased by $2.4 million or 4.7%, to $48.3 million from $50.7 million for the three months ended June 30, 2011. The decrease is primarily due to decreased sales volume of $2.7 million in Europe and unfavorable currency effects of $2.6 million, partially offset by an increase in sales volume of $1.6 million in Asia Pacific and $1.4 million in North America.

Cost of Products Sold. Cost of products sold for the three months ended June 30, 2012 decreased by $7.1 million, or 7.7%, to $85.4 million from $92.5 million for the three months ended June 30, 2011.

In our clothing segment, cost of products sold decreased $5.1 million in the current quarter compared to the second quarter of 2011 as a result of lower sales volume partially offset by higher cost of products sold as a percentage of sales. Cost of products sold, as a percentage of net sales increased by 2.1% to 62.5% in the three months ended June 30, 2012 from 60.4% in the three months ended June 30, 2011. The increase was primarily due to the reduction of inventory reserves in the prior year, unfavorable regional mix due to reduced volumes in Europe and unfavorable factory overhead absorption. These decreases were partially offset by favorable currency effects and improved material efficiencies in the second quarter of 2012.

In our roll covers segment, cost of products sold decreased $2.4 million in the current quarter compared to the second quarter of 2011 as a result of lower cost of products sold as a percentage of sales. The decrease of 7.3% in cost of products sold, as a percentage of net sales in the current quarter was as a result of favorable currency effects and improved material and labor efficiencies in the second quarter of 2012. Cost of products sold, as a percentage of net sales decreased by 1.6% to 63.4% in the three months ended June 30, 2012 from 65.0% in the three months ended June 30, 2011. The decrease was due to improved material efficiencies in the second quarter of 2012, partially offset by increased sales of products with lower margins.

Selling Expenses. For the three months ended June 30, 2012, selling expenses decreased by $1.4 million, or 6.8% to $19.1 million from $20.5 million for the three months ended June 30, 2011 primarily due to favorable currency effects in 2012.

General and Administrative Expenses. For the three months ended June 30, 2012, general and administrative expenses decreased by $2.2 million, or 13.6% to $14.0 million from $16.2 million for the three months ended June 30, 2011. The decrease was primarily due to the decrease of $1.6 million related to the expected payout of the 2012 management incentive compensation program, the reversal of a $1.0 million contingent liability that was favorably resolved and favorable currency effects of $1.0 million. Partially offsetting these decreases was an increase resulting from the reversal of $1.1 million in 2011 related to a value added tax (“VAT”) in Brazil, as we had no such reversal in 2012, and an increase of $0.6 related to the incremental CEO transition costs in 2012.

Restructuring Expenses. For the three months ended June 30, 2012, we incurred restructuring expenses of $1.1 million primarily related to costs of $0.4 million incurred as a result of the transfer of certain equipment from a downsized location and $0.5 million primarily related to sales-force reductions made in 2012. In 2011, we incurred restructuring expenses of $0.5 million as a result of restructuring activity in our North America rolls facility.

Interest Expense, Net. Net interest expense for the three months ended June 30, 2012 decreased by $0.9 million or 9.0%, to $9.1 million from $10.0 million for the three months ended June 30, 2011. This decline in interest expense reflects lower current interest rates and debt balances and favorable currency effects, net of higher deferred financing cost amortization in the second quarter of 2012. The decrease in interest rates and the increase in deferred financing cost amortization are a result of the refinancing in May 2011.

Loss on Debt Extinguishment. The loss on debt extinguishment of $2.9 million in the three months ended June 30, 2011 represents the write-off of deferred financing costs resulting from the refinancing of debt that closed on May 26, 2011. (See Note 3 of the Condensed Consolidated Financial Statements and “Liquidity and Capital Resources-Credit Facilities and Notes” for further discussion on the refinancing).

Provision for Income Taxes. For the three months ended June 30, 2012 and 2011, the provision for income taxes was $2.4 million and $3.0 million, respectively. The decrease in income tax expense was primarily attributable to the geographic mix of earnings in the second quarter of 2012 as compared to the second quarter of 2011. Our provision for income taxes is primarily impacted by income we earn in tax paying jurisdictions relative to income we earn in non-tax paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 25% to 41%; however, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. We generate losses in certain jurisdictions for which we receive no tax benefit as the deferred tax assets in these jurisdictions (including net operating losses) are fully reserved in our valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States, the United Kingdom and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Net Sales. Net sales for the six months ended June 30, 2012 decreased by $22.8 million, or 7.8%, to $270.7 million from $293.5 million for the six months ended June 30, 2011. For the six months ended June 30, 2012, approximately 65% of our net sales were in our clothing segment and approximately 35% were in our roll covers segment.

In our clothing segment, net sales for the six months ended June 30, 2012 decreased by $16.8 million, or 8.7%, to $176.8 million from $193.6 million for the six months ended June 30, 2011, primarily due to decreased sales volume of $8.7 million in Europe, $3.0 million in North America and $0.8 million in South America and unfavorable currency effects of $6.6 million. These decreases were partially offset by an increase in sales volume of $2.4 million in Asia Pacific.

In our roll covers segment, net sales for the six months ended June 30, 2012 decreased by $6.1 million or 6.1%, to $93.9 million from $100.0 million for the six months ended June 30, 2011. The decrease is primarily due to decreased sales volume of $7.0 million in Europe and $0.7 million in South America and unfavorable currency effects of $3.5 million, partially offset by an increase in sales volume of $1.9 million in North America and $3.3 million in Asia Pacific.

Cost of Products Sold. Cost of products sold for the six months ended June 30, 2012 decreased by $8.5 million, or 4.7%, to $173.3 million from $181.8 million for the six months ended June 30, 2011.

In our clothing segment, cost of products sold decreased $6.4 million in the six months ended June 30, 2012 compared to the six months ended June 30, 2011 as a result of favorable currency effects and lower sales volume partially offset by higher cost of products sold as a percentage of sales. Cost of products sold, as a percentage of net sales increased by 2.2% to 63.3% in the six months ended June 30, 2012 from 61.1% in the six months ended June 30, 2011. The increase was primarily due to the reduction of inventory reserves in the prior year, unfavorable regional mix due to reduced volumes in Europe and unfavorable factory overhead absorption. These increases were partially offset by a decrease in freight costs in the six months ended June 30, 2012.

In our roll covers segment, cost of products sold decreased $2.4 million in the six months ended June 30, 2012 compared to the six months ended June 30, 2011 as a result of favorable currency effects and lower sales volume partially offset by higher cost of products sold as a percentage of sales. Cost of products sold, as a percentage of net sales, increased by 1.6% to 66.3% in the six months ended June 30, 2012 from 64.7% in the six months ended June 30, 2011. The increase was due to higher sales of products with lower margins, including mechanical services and new roll core sales and unfavorable absorption of production costs. These increases were partially offset by favorable direct labor costs in the second quarter of 2012.

Selling Expenses. For the six months ended June 30, 2012, selling expenses decreased by $1.4 million, or 3.5% to $38.6 million from $40.0 million for the six months ended June 30, 2011 primarily due to favorable currency effects in 2012.

General and Administrative Expenses. For the six months ended June 30, 2012, general and administrative expenses decreased by $1.7 million, or 5.1% to $31.9 million for the six months ended June 30, 2012 from $33.6 million for the six months ended June 30, 2011. The decrease was primarily related to the decrease of $2.0 million in expected payouts of the 2012 management incentive compensation, favorable currency effects of $1.3 million, and the reversal of a $1.0 million contingent liability that was favorably resolved. Partially offsetting these decreases was $1.1 million due to the incremental CEO transition costs in 2012, an increase resulting from the reversal of $1.1 million in 2011 related to a value added tax (“VAT”) in Brazil and $0.3 million in costs incurred to relocate an office facility.

Restructuring Expenses. For the six months ended June 30, 2012, we incurred restructuring expenses of $5.1 million, primarily related to $4.5 million in contract termination costs to exit a sales agency agreement and other sales-force reductions made in 2012 and $0.4 million incurred as a result of the transfer of certain equipment from a downsized location. In 2011, we incurred restructuring expenses of $0.7 million as a result of restructuring activity in our North America rolls facility.

Interest Expense, Net. Net interest expense for the six months ended June 30, 2012 decreased by $1.1 million or 5.6%, to $18.7 million from $19.8 million for the six months ended June 30, 2011. This decline in interest expense reflects lower current interest rates and debt balances and favorable currency effects, net of higher deferred financing cost amortization for the six months ended June 30, 2012. The decrease in interest rates and the increase in deferred financing cost amortization are a result of the refinancing in May 2011.

Loss on Debt Extinguishment. The loss on debt extinguishment of $2.9 million in the six months ended June 30, 2011 represents the write-off of deferred financing costs resulting from the refinancing of debt that closed on May 26, 2011. (See Note 3 of the Condensed Consolidated Financial Statements and “Liquidity and Capital Resources-Credit Facilities and Notes” for further discussion on the refinancing).

Provision for Income Taxes. For the six months ended June 30, 2012 and 2011, the provision for income taxes was $3.0 million and $6.4 million, respectively. The decrease in income tax expense was primarily attributable to the geographic mix of earnings in the six months ended June 30, 2012 as compared to the same period in 2011. Our provision for income taxes is primarily impacted by income we earn in tax paying jurisdictions relative to income we earn in non-tax paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 25% to 41%; however, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. We generate losses in certain jurisdictions for which we receive no tax benefit as the deferred tax assets in these jurisdictions (including net operating losses) are fully reserved in our valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States, the United Kingdom and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings.

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

Net cash provided by operating activities was $13.8 million for the six months ended June 30, 2012 and $6.8 million for the six months ended June 30, 2011. The $7.0 million increase is due to a decrease in working capital, partially offset by reduced cash earnings.

Net cash used in investing activities was $6.3 million for the six months ended June 30, 2012. Net cash provided by investing activities was $3.6 million for the six months ended June 30, 2011. The decrease of $9.9 million was primarily due to the release of $13.7 million in restricted cash reserves and the reduction in proceeds from disposals of property and equipment of $0.9 million, offset by the reduction in capital expenditures of $4.7 million.

Net cash used in financing activities was $16.6 million for the six months ended June 30, 2012 and $16.9 million for the six months ended June 30, 2011. The decrease of $0.3 million was primarily the result of the decrease of $15.1 million in deferred financing costs paid from 2011 to 2012, offset by the increase of $14.8 million in principal payments made on debt in 2012.

As of June 30, 2012, there was a $451.7 million balance of term loans outstanding under our Credit Facility and Notes. In addition, as of June 30, 2012, we had no outstanding borrowings under our current revolving lines of credit, including the revolving credit facility under our senior credit facility and lines of credit in various foreign countries that are used to facilitate local short-term operating needs, except that $12.4 million of the revolving credit facility is committed for letters of credit, leaving an aggregate of $17.6 million available for additional borrowings under these revolving lines of credit. We had cash and cash equivalents of $33.6 million at June 30, 2012 compared to $43.6 million at December 31, 2011.

Capital Expenditures

For the six months ended June 30, 2012, we had capital expenditures of $7.3 million consisting of growth capital expenditures of $2.1 million and maintenance capital expenditures of $5.2 million. For the six months ended June 30, 2011, we had capital expenditures of $12.0 million consisting of growth capital expenditures of $4.6 million and maintenance capital expenditures of $7.4 million.

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

The Notes contain customary covenants that, subject to certain exceptions, restrict the Company’s ability to enter into certain transactions. We believe we are in compliance with these covenants at June 30, 2012.

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

Credit Facility Amendment

To facilitate the planned restructuring activities, on June 28, 2012, the Company entered into an amendment to its senior secured credit facility. Among other revisions to the credit facility, the amendment allows for additional add backs to Adjusted EBITDA annually though 2015 up to the lesser of $15.0 million or the unused portion of our allowed annual capital expenditure limit; increases the maximum leverage ratios between September of 2012 and December of 2013; amends the definition of the leverage ratio to reduce debt by unrestricted surplus cash held by the Company and increases the interest rate on the term loans by 0.75% annually for eighteen months. The Company paid $1.5 million in deferred financing costs related to the amendment.

Covenants

The Credit Facility contains customary covenants that, subject to certain exceptions, restrict the Company’s ability to enter into certain transactions and engage in certain activities. In addition, the Credit Facility includes specified financial covenants requiring us to maintain certain consolidated leverage and interest coverage ratios. The consolidated leverage ratio is calculated by dividing the total of our total gross debt, at average currency exchange rates for the last twelve months, less surplus cash by Adjusted EBITDA and is 4.70 to 1.00 at June 30, 2012. In order to be in compliance with this covenant, we must have a ratio of no more than 5.25 to 1.00 at June 30, 2012. For the remainder of 2012, this ratio increases to 5.50 pursuant to the Amendment. However, beginning in 2013, this ratio decreases in various periods between December 31, 2012 and December 31, 2017 by 25-50 basis points to a minimum of 3.25 at December 31, 2017. The interest coverage ratio is calculated by dividing Adjusted EBITDA by interest expense, net of mark to market movements on hedging instruments and amortization of deferred financing costs, and is 2.76 to 1.00 at June 30, 2012. In order to be in compliance with this covenant, we must have a ratio of at least 2.25 to 1.00 at June 30, 2012. In various periods subsequent to June 30, 2012, this ratio increases by increments of 25 basis points to 3.25 to 1.00 for the quarter ended March 31, 2017. Each of these covenants is calculated at the end of each quarter and is based on a rolling twelve month period. In addition, the terms of the Credit Facility limit our ability to make capital expenditures in excess of specified amounts. We believe we are in compliance with all of these covenants at June 30, 2012.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income (loss)	$2,226	$1,622	$(5,296)	$2,270
Stock-based compensation	(218)	831	754	2,081
Depreciation	9,429	10,686	19,193	20,918
Amortization of intangibles	576	576	1,153	1,152
Deferred financing cost amortization	682	366	1,736	602
Unrealized foreign exchange loss (gain) on revaluation of debt	373	(804)	381	(1,414)
Deferred taxes	(179)	472	(360)	1,209
Gain on disposition of property and equipment	(170)	(25)	(617)	(564)
Loss on extinguishment of debt	-	2,926	-	2,926
Net change in operating assets and liabilities	(9,075)	(9,694)	(3,148)	(22,419)

Net cash provided by operating activities	3,644	6,956	13,796	6,761
Interest expense, excluding amortization	8,438	9,616	16,981	19,234
Net change in operating assets and liabilities	9,075	9,694	3,148	22,419
Current portion of income tax expense	2,533	2,558	3,371	5,238
Stock-based compensation	218	(831)	(754)	(2,081)
Unrealized foreign exchange (loss) gain on revaluation of debt	(373)	804	(381)	1,414
Gain on disposition of property and equipment	170	25	617	564
Loss on extinguishment of debt	-	(2,926)	-	(2,926)

EBITDA	23,705	25,896	36,778	50,623
Write-off of deferred financing costs	-	2,926	-	2,926
Stock-based compensation	(218)	831	754	2,081
Operational restructuring expenses	1,129	542	5,103	710
Legal fees related to term debt amendment	85	-	85	-
Non-recurring CEO retirement expenses	695	-	1,496	-

Adjusted EBITDA	$25,396	$30,195	$44,216	$56,340

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our foreign currency exposure and interest rate risks as of June 30, 2012 have not materially changed from December 31, 2011 (see Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011). As of June 30, 2012, we had outstanding long-term debt with a carrying amount of $451.8 million with an approximate fair value of $394.7 million.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, as of June 30, 2012 under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as set forth above.

(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our common stock is currently listed on the NYSE. As previously disclosed in our press release dated August 3, 2012 filed with the Securities and Exchange Commission on August 3, 2012, the Company received a notice from the NYSE informing us that our market capitalization was less than $50 million over 30 consecutive trading days at the same time that our stockholders’ equity was less than $50 million as of the most recent balance sheet date. As of August 3, 2012 when our stock price closed at $3.34, our 30-day average market capitalization was $50.3 million and at June 30, 2012, our stockholders’ deficit was $15.5 million, as reflected on the balance sheet included in this quarterly report. However, during July and early August 2012, our 30-day average market capitalization dropped below $50 million for a period of time. There can be no assurance that our average market capitalization will remain above the required NYSE criteria. We intend to submit a plan to the NYSE advising it of definitive actions we propose to take that would bring us into compliance with the market capitalization listing standards within 18 months. If we are unable to regain compliance with this NYSE continued listing standard or after giving consideration to our proposed plan the NYSE decides to delist our stock, the delisting could negatively impact us and our stockholders by reducing the liquidity and market price of our common stock.

ITEM 6.    EXHIBITS

See the exhibit index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XERIUM TECHNOLOGIES, INC.
(Registrant)

Date: August 7, 2012	By:	/s/ Clifford E. Pietrafitta
Clifford E. Pietrafitta
Executive Vice President and CFO
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

10.1	2012-2014 Executive LTIP

10.2	Amendment No. 1 to the Credit Facility, dated June 28, 2012 (1)

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley

32.2	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Schema Document

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed as Exhibit 10.1 to the Registrant’s Current report on Form 8-K filed on July 2, 2012, and incorporated by reference.
(2)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibits 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.