Form 10-Q
period 2012-09-30
XERIUM TECHNOLOGIES INC
filed 2012-11-05
CIK 1287151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________
FORM 10-Q
  ________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from             to
Commission File Number 001-32498
 ________________________
Xerium Technologies, Inc.
(Exact name of registrant as specified in its charter)
 ________________________

DELAWARE	42-1558674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8537 Six Forks Road Suite 300 Raleigh, North Carolina	27615
(Address of principal executive offices)	(Zip Code)
(919) 526-1400
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
 ________________________
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
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of November 1, 2012 was 15,289,129.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Xerium Technologies, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	September 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$39,577	$43,566
Accounts receivable, net	87,394	91,784
Inventories, net	80,036	83,317
Prepaid expenses	10,050	6,177
Other current assets	13,011	15,051
Total current assets	230,068	239,895
Property and equipment, net	312,326	335,256
Goodwill	59,096	59,120
Intangible assets	19,973	22,640
Other assets	9,314	8,810
Total assets	$630,777	$665,721
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$33,056	$39,743
Accrued expenses	55,982	47,805
Notes payable	7,714	—
Current maturities of long-term debt	2,368	3,548
Total current liabilities	99,120	91,096
Long-term debt, net of current maturities	437,728	465,506
Deferred and long-term taxes	18,538	18,582
Pension, other post-retirement and post-employment obligations	80,041	81,188
Other long-term liabilities	11,894	11,654
Commitments and contingencies (Note 9)
Stockholders’ deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares outstanding as of September 30, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value, 20,000,000 shares authorized; 15,289,129 and 15,145,451 shares outstanding as of September 30, 2012 and December 31, 2011, respectively	15	15
Stock warrants	13,532	13,532
Paid-in capital	412,749	411,498
Accumulated deficit	(404,756)	(395,804)
Accumulated other comprehensive loss	(38,084)	(31,546)
Total stockholders’ deficit	(16,544)	(2,305)
Total liabilities and stockholders’ deficit	$630,777	$665,721
See accompanying notes.

Xerium Technologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$134,231	$148,227	$404,973	$441,771
Costs and expenses:
Cost of products sold	85,079	94,010	258,396	275,768
Selling	18,546	19,817	57,104	59,848
General and administrative	15,650	14,002	47,509	47,560
Research and development	2,700	2,907	8,531	8,920
Restructuring and impairment	5,840	577	10,943	1,287
	127,815	131,313	382,483	393,383
Income from operations	6,416	16,914	22,490	48,388
Interest expense, net	(9,777)	(9,873)	(28,494)	(29,709)
Loss on extinguishment of debt	—	—	—	(2,926)
Foreign exchange (loss) gain	(202)	(289)	157	(284)
(Loss) income before provision for income taxes	(3,563)	6,752	(5,847)	15,469
Provision for income taxes	(94)	(3,264)	(3,105)	(9,711)
Net (loss) income	$(3,657)	$3,488	$(8,952)	$5,758
Comprehensive loss	$(1,781)	$(18,375)	$(15,490)	$(4,453)
Net (loss) income per share:
Basic	$(0.24)	$0.23	$(0.59)	$0.38
Diluted	$(0.24)	$0.23	$(0.59)	$0.38
Shares used in computing net (loss) income per share:
Basic	15,257,617	15,135,309	15,215,752	15,059,320
Diluted	15,257,617	15,144,668	15,215,752	15,068,679
See accompanying notes.

Xerium Technologies, Inc.
Condensed Consolidated Statements of Cash Flows—(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net (loss) income	$(8,952)	$5,758
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	1,574	2,253
Depreciation	28,513	31,573
Amortization of intangibles	1,729	1,729
Curtailment/settlement loss	—	402
Deferred financing cost amortization	2,707	1,613
Unrealized foreign exchange loss on revaluation of debt	167	1,070
Deferred taxes	(383)	2,246
Asset impairment	1,600	—
Gain on disposition of property and equipment	(656)	(604)
Loss on extinguishment of debt	—	2,926
Provision for doubtful accounts	463	733
Change in assets and liabilities which provided (used) cash:
Accounts receivable	2,954	(1,108)
Inventories	2,338	(10,649)
Prepaid expenses	(4,021)	(1,118)
Other current assets	1,385	(1,201)
Accounts payable and accrued expenses	1,945	(1,679)
Deferred and other long-term liabilities	(1,158)	(3,108)
Net cash provided by operating activities	30,205	30,836
Investing activities
Capital expenditures, gross	(13,222)	(18,930)
Proceeds from disposals of property and equipment	1,378	7,723
Restricted cash	—	13,701
Net cash (used in) provided by investing activities	(11,844)	2,494
Financing activities
Net increase in notes payable	7,365	—
Proceeds from borrowings	—	489,629
Principal payments on debt	(27,965)	(501,419)
Payment of deferred financing fees	(1,782)	(17,115)
Net cash used in financing activities	(22,382)	(28,905)
Effect of exchange rate changes on cash flows	32	(169)
Net (decrease) increase in cash	(3,989)	4,256
Cash and cash equivalents at beginning of period	43,566	38,701
Cash and cash equivalents at end of period	$39,577	$42,957

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
Basis of Presentation
The accompanying unaudited condensed consolidated interim financial statements at September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2011 as reported on the Company's Annual Report on Form 10-K filed on March 14, 2012.
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

	September 30, 2012	December 31, 2011
Raw materials	$17,256	$19,872
Work in process	23,514	26,326
Finished goods (includes consigned inventory of $9,943 in 2012 and $12,953 in 2011)	39,266	37,119
	$80,036	$83,317
Goodwill
The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other Intangible Assets (“Topic 350”). Topic 350 requires that goodwill and intangible assets that have indefinite lives not be amortized, but instead, must be tested for impairment at least annually or whenever events or business conditions warrant. During the nine months ended September 30, 2012, the Company evaluated events and business conditions to determine if a test for an impairment of goodwill was warranted. No such events or business conditions took place during this period, therefore no test was determined to be warranted at September 30, 2012.
Warranties
The Company offers warranties on certain products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The Company estimates the costs that may be incurred under its warranties and records a liability for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. The table below represents the changes in the Company’s warranty liability for the nine months ended September 30, 2012:

	Balance at December 31, 2011	Charged to Revenue or Cost of Sales	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at September 30, 2012
For the nine months ended September 30, 2012	$2,121	$966	$(20)	$(1,252)	$1,815

Notes Payable

In July of 2012, the Company's Austrian subsidiary entered into a $7,714 working capital loan with a local banking institution. This loan bears interest at a variable rate, which was 1.8% at September 30, 2012, and has a initial maturity date of June 30, 2013, with a twelve month roll-over option. Proceeds from this loan were used to pay down the Company's senior secured credit facility.

Net Income (Loss) Per Common Share
Net income (loss) per common share has been computed and presented pursuant to the provisions of ASC Topic 260, Earnings per Share (“Topic 260”). Net income (loss) per share is based on the weighted-average number of shares outstanding during the period. As of September 30, 2012 and 2011, the Company had outstanding restricted stock units (“RSUs”), deferred stock units (“DSUs”), warrants and options.
The following table sets forth the computation of basic and diluted weighted-average shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted-average common shares outstanding–basic	15,257,617	15,135,309	15,215,752	15,059,320
Dilutive effect of stock-based compensation awards outstanding	—	9,359	—	9,359
Weighted-average common shares outstanding–diluted	15,257,617	15,144,668	15,215,752	15,068,679
Dilutive securities aggregating approximately 1.8 million were outstanding for the three and nine months ended September 30, 2012, respectively, but were not included in the computation of diluted earnings per share because the impact of including such shares would be anti-dilutive to the earnings per share calculations.
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
On August 8, 2011, the Company entered into two interest rate cap agreements with certain financial institutions, with notional amounts totaling $114,400, whereby the Company limits its variable interest rate exposure to the strike rate of the interest rate cap agreements. At September 30, 2012, these agreements had notional amounts of $96,924. Under the terms of the interest rate cap agreements, the Company will receive payments based on the spread in rates if the three-month LIBOR rate increases above the negotiated cap rates of 3.0%. The interest rate caps are considered designated hedging instruments, classified as Level 2 in the fair value hierarchy. Changes in fair value will be deferred in accumulated other comprehensive loss and the cap purchase price will be reclassified from accumulated comprehensive loss into earnings as interest expense over the life of the agreements. The fair value of the interest rate caps was $30 at September 30, 2012 and $175 at December 31, 2011. These amounts are included in other assets in the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011. Unrecognized losses of ($637) and ($520) were recorded in accumulated other comprehensive loss at September 30, 2012 and December 31, 2011, respectively.
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
As of September 30, 2012 and December 31, 2011, the Company had outstanding derivatives that were not designated as hedges in qualifying hedging relationships. The value of these contracts is recognized at fair value based on market exchange forward rates and is recorded in other assets or other liabilities on the Condensed Consolidated Balance Sheets. The fair value of these derivatives at September 30, 2012 and December 31, 2011 was ($71) and $123, respectively. The change in fair value of these contracts is included in foreign exchange gain and was $155 and $1,021 for the three months ended September 30, 2012 and 2011, respectively and $438 and $457 for the nine months ended September 30, 2012 and 2011, respectively.
The following represents the notional amounts of foreign exchange forward contracts at September 30, 2012:

	Notional Sold	Notional Purchased
Non-designated hedges of foreign exchange risk	$28,070	$(8,128)
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

3. Long-term Debt
At September 30, 2012 and December 31, 2011, long-term debt consisted of the following:

	September 30, 2012	December 31, 2011
Senior Bank Debt (Secured):
First lien debt, payable quarterly, U.S. Dollar denominated–LIBOR (minimum 1.25%) plus 5.00% (6.25%) as of September 30, 2012	$105,520	$119,366
First lien debt, payable quarterly, Euro denominated–EURIBOR (minimum 1.25%) plus 5.00% (6.25%) as of September 30, 2012	94,445	107,771
	199,965	227,137
Senior Notes (Unsecured), payable semi-annually–U.S. Dollar denominated interest rate fixed at 8.875%, matures June of 2018	240,000	240,000
Other Long-Term Debt:
Unsecured, interest rate fixed at 2.00%, Euro denominated	131	228
Unsecured, interest rate fixed at 1.31% to 3.40%, Yen denominated	—	1,689
	440,096	469,054
Less current maturities	2,368	3,548
Total	$437,728	$465,506
On May 26, 2011, the Company completed a refinancing transaction, which replaced certain of its then outstanding indebtedness with $240 million aggregate principal amount of 8.875% senior unsecured notes (the “Notes”) and a new approximately $278 million multi-currency senior secured credit facility (as subsequently amended, the “Credit Facility”), comprised of approximately $248 million of senior secured term loans and a $30 million senior secured revolving credit facility. The interest rates under the Credit Facility are calculated, at the Company’s option, at the Alternate Base Rate as defined in the Credit Facility, LIBOR or EURIBOR, subject to a minimum of 2.25%, 1.25% and 1.25%, respectively, plus, in each case, a margin. The Credit Facility and Notes contain customary covenants that, subject to certain exceptions, restrict the Company’s ability to enter into certain transactions and engage in certain activities. In addition, the Credit Facility includes specified financial covenants, requiring the Company to maintain certain consolidated leverage and interest coverage ratios and limiting its ability to make capital expenditures in excess of specified amounts. These covenants are included in Note 7 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2011. Management believes the Company is in compliance with all covenants under the Notes and Credit Facility at September 30, 2012.
To facilitate its restructuring initiatives, on June 28, 2012, the Company entered into an amendment to its senior secured credit facility. Among other revisions to the credit facility, the amendment allows for additional add backs to Adjusted EBITDA annually through 2015 up to the lesser of $15 million or the unused portion of the allowed annual capital expenditure limit; increases the maximum leverage ratios between September of 2012 and December of 2013; amends the definition of the leverage ratio to reduce debt by unrestricted surplus cash held by the Company and increases the interest rate on the term loans by 0.75% annually for eighteen months. The Company paid $1.5 million in deferred financing costs related to the amendment. This amount is classified as an intangible asset in the Condensed Consolidated Balance Sheets at September 30, 2012.
As of September 30, 2012, an aggregate of $17.4 million is available for additional borrowings under the Credit Facility. This availability represents the $30.0 million revolving facility less $12.6 million of that facility committed for letters of credit. Additionally, at September 30, 2012, the Company had $5.0 million available for borrowings under other small lines of credit.

As of September 30, 2012 and December 31, 2011, the carrying value of the Company’s long-term debt was $440.1 million and $469.1 million, respectively, and exceeded its fair value of approximately $408.2 million and $439.1 million, respectively. The Company determined the fair value of its debt utilizing significant other observable inputs (Level 2 of the fair value hierarchy).

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
For the three and nine months ended September 30, 2012, the provision for income taxes was $94 and $3,105, respectively, as compared with $3,264 and $9,711 for the three and nine months ended September 30, 2011. The decrease in tax expense was primarily attributable to consolidated losses and the geographic mix of earnings in the nine months ended September 30, 2012 as compared with the nine months ended September 30, 2011. The provision for income taxes is primarily impacted by income earned in tax paying jurisdictions relative to income earned in non-tax paying jurisdictions. The majority of income recognized for purposes of computing the effective tax rate is earned in countries where the statutory income tax rates range from 25% to 41%; however, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. The Company generates losses in certain jurisdictions for which no tax benefit is received, as the deferred tax assets in these jurisdictions (including the net operating losses) are fully reserved in the valuation allowance. For this reason, the Company recognizes minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States, the United Kingdom and Australia. Due to these reserves, the geographic mix of the Company’s pre-tax earnings has a direct correlation with how high or low its annual effective tax rate is relative to consolidated earnings.
As of September 30, 2012, the Company had a gross unrecognized tax benefit of $8,431. The unrecognized tax benefit decreased by approximately $188 during the nine months ended September 30, 2012, as a result of foreign currency effects, statute expirations and ongoing changes in currently reserved positions. The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense, which were immaterial for the nine months ended September 30, 2012 and 2011. The tax years 2000 through 2011 remain open to examination in a number of the major taxing jurisdictions to which the Company and its subsidiaries are subject.
In November of 2011, the Federal Revenue Department of the Ministry of Finance of Brazil (“FRD”) issued a tax assessment against the Company’s indirect subsidiary, Xerium Technologies Brasil Indústria e Comércio S.A. (“Xerium Brazil”), challenging the goodwill recorded in the 2005 acquisition of Wangner Itelpa and Huyck Indústria e Comércio S.A. by Robec Brasil Participações Ltda., a predecessor to Xerium Brazil. This assessment denies the amortization of that goodwill against net income for the years 2006 through 2010. As of September 30, 2012, the Company would be required to pay approximately $43.3 million (subject to currency exchange rates) in tax, penalties and interest in the event the Company was unable to overturn this assessment. The Company believes the transactions in question (i) complied with Brazilian tax and accounting rules, (ii) were effected for a legitimate business purpose, to consolidate the Company’s operating activities in Brazil into one legal entity, and (iii) were properly documented and declared to Brazilian tax and corporate authorities. Based on the foregoing, Xerium Brazil filed a response disputing the tax assessment at the first administrative level of appeal within the FRD in December 2011. The tax assessment is still pending review at this first administrative appeals level.
Although there can be no assurances, as of September 30, 2012, the Company believes it is more likely than not that it would prevail on every tax position under examination and therefore it did not accrue any amounts related to this assessment. Consistent with this position, Xerium Brazil continues to amortize the remaining goodwill against its net income. Because this dispute is at a preliminary stage for resolution with the FRD, the Company cannot assure a favorable outcome and cannot currently estimate the timing of the final resolution of this matter. The Company believes it has meritorious defenses and will vigorously contest this matter. However, if management's views of the Company's position and the probable outcome of the assessment changes or the FRD’s initial position is sustained by Brazilian judicial courts, the amount accrued would adversely impact the Company’s financial condition and results of operations in the period in which any such determination or decision is made.
The Company believes that it has made adequate provisions for all income tax uncertainties.
5. Pensions, Other Post-retirement and Post-employment Benefits

The Company accounts for its pensions, other post-retirement and post-employment benefit plans in accordance with ASC Topic 715, Compensation—Retirement Benefits (“Topic 715”). The Company has defined benefit pension plans covering substantially all of its U.S. and Canadian employees and employees of certain subsidiaries in other countries. Benefits are generally based on the employee’s years of service and compensation. These plans are funded in conformity with the funding requirements of applicable government regulations. The Company does not fund certain plans, as funding is not required. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. In addition, the Company also intends to fund its U.K. and Canadian defined benefit plans in accordance with local regulations.
The Company sponsors various unfunded defined contribution plans that provide for retirement benefits to employees, some in accordance with local government requirements. The Company also maintains a funded retirement savings plan for U.S. employees which is qualified under Section 401(k) of the U.S. Internal Revenue Code. The plan allows eligible employees to contribute up to 99% of their compensation (subject to certain Internal Revenue Service limitations), with the Company matching 200% of the first 1% of employee compensation and 100% of the next 4% of employee compensation. The following represents the approximate matching contribution expense for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Matching contribution expense	$420	$430	$1,298	$1,310
As required by Topic 715, the following tables summarize the components of net periodic benefit cost:
Defined Benefit Plans

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$898	$679	$2,671	$2,090
Interest cost	1,855	1,939	5,523	5,968
Expected return on plan assets	(1,392)	(1,413)	(4,142)	(4,350)
Amortization of prior service cost	4	4	11	12
Amortization of net loss	640	355	1,906	1,093
Net periodic benefit cost	$2,005	$1,564	$5,969	$4,813
6. Comprehensive Loss and Accumulated Other Comprehensive Loss
Comprehensive loss for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net (loss) income	$(3,657)	$3,488	$(8,952)	$5,758
Foreign currency translation adjustments	2,571	(22,906)	(5,828)	(10,429)
Pension liability changes under Topic 715	(683)	1,481	(593)	656
Change in value of derivative instruments	(12)	(438)	(117)	(438)
Comprehensive loss	$(1,781)	$(18,375)	$(15,490)	$(4,453)
The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Pension Liability Changes Under Topic 715	Change in Value of Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2011	$10,157	$(41,183)	$(520)	$(31,546)
Current period change, net of tax	(5,828)	(593)	(117)	(6,538)
Balance at September 30, 2012	$4,329	$(41,776)	$(637)	$(38,084)

7. Restructuring and Impairment Expense
During the nine months ended September 30, 2012, the Company recorded restructuring expenses of approximately $10.9 million. The following table sets forth the significant components and activity under restructuring programs for the nine months ended September 30, 2012 and 2011:

	Balance at December 31, 2011	Charges (1)	Currency Effects	Cash Payments	Balance at September 30, 2012
Severance	$800	$4,888	$9	$(2,405)	$3,292
Facility costs and other	452	4,455	(117)	(4,456)	334
Total	$1,252	$9,343	$(108)	$(6,861)	$3,626

	Balance at December 31, 2010	Charges (2)	Currency Effects	Cash Payments	Balance at September 30, 2011
Severance	$2,255	$445	$(53)	$(1,590)	$1,057
Facility costs and other	471	440	60	(450)	521
Total	$2,726	$885	$7	$(2,040)	$1,578
(1) Amount excludes $1,600 impairment charges. See below for further discussion.
(2) Amount excludes $402 related to a Canadian pension plan termination charge reclassified out of Accumulated Other Comprehensive Income, rather than recorded in the accrual above.
Restructuring and impairment expense by segment, which is not included in Segment Earnings (Loss) in Note 8, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Clothing	$2,572	$13	$7,338	$327
Roll Covers	3,223	564	3,402	960
Corporate	45	—	203	—
Total	$5,840	$577	$10,943	$1,287
In July of 2012, the Company announced a voluntary redundancy program at its press felt facility in Buenos Aires, Argentina in connection with the relocation of its Huyck Wangner press felt capacity. The production of press felts and fiber cement felts will be transferred to its facilities in Brazil. During the third quarter of 2012, the Company completed the voluntary redundancy program and severance payments totaling $0.9 million were made to the employees. In addition, during the third quarter of 2012, management did an extensive review of the assets at the Argentina clothing facility to determine which assets would be redeployed to other facilities, which assets would be sold and which assets would be scrapped, and consequently, recorded an impairment charge of $1.1 million. The Company plans to sell the majority of the land and building, and does not expect to impair either the land or building, under the requirements of ASC 360 "Impairment and Disposal of Long-Lived Assets".
Also in July of 2012, the Company initiated consultation proceedings with its works’ council at its rolls cover facility in Meyzieu, France regarding a proposal to cease operations there, transferring the roll cover production of this facility to its rolls facilities in Germany and Italy. In October of 2012, the Company completed negotiations with its works' council and signed an agreement which allowed the Company to formally give notice to employees. All employees were aware of the benefits they would receive in the upcoming months. Therefore, severance charges of $2.6 million were accrued at September 30, 2012. In addition, during the third quarter of 2012, management did an extensive review of the assets at the France rolls facility to determine which assets would be redeployed to other facilities, which assets would be sold and which assets would be scrapped, and consequently, recorded an impairment charge of $0.5 million. The Company plans to sell the land and building, and does not expect to impair either the land or building, under the requirements of ASC 360 "Impairment and Disposal of Long-Lived Assets".
In addition to the above restructuring activities, during 2012, the Company terminated sales agency contracts in Europe, transferred certain machinery and equipment from downsized facilities and reduced headcount, which resulted in $5.8 million in related restructuring charges.
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
Summarized financial information for the Company’s reportable segments is presented in the tables that follow for the three and nine months ended September 30, 2012 and 2011, respectively.

	Clothing	Roll Covers	Corporate	Total
Three Months Ended September 30, 2012:
Net Sales	$88,873	$45,358	$—	$134,231
Segment Earnings (Loss)	17,429	9,914	(2,942)
Three Months Ended September 30, 2011:
Net Sales	$97,515	$50,712	$—	$148,227
Segment Earnings (Loss)	20,757	10,396	(2,548)

	Clothing	Roll Covers	Corporate	Total
Nine Months Ended September 30, 2012:
Net Sales	$265,671	$139,302	$—	$404,973
Segment Earnings (Loss)	48,051	29,930	(9,364)
Nine Months Ended September 30, 2011:
Net Sales	$291,085	$150,686	$—	$441,771
Segment Earnings (Loss)	63,026	31,216	(9,296)
Provided below is a reconciliation of Segment earnings (loss) to (loss) income before provision for income taxes for the three and nine months ended September 30, 2012 and 2011, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Segment Earnings (Loss):
Clothing	$17,429	$20,757	$48,051	$63,026
Roll Covers	9,914	10,396	29,930	31,216
Corporate	(2,942)	(2,548)	(9,364)	(9,296)
Stock compensation	(820)	(172)	(1,574)	(2,253)
Legal fees related to term debt amendment	(30)	—	(115)	—
Non-recurring expenses related to CEO retirement	(1,600)	—	(3,096)	—
Net interest expense	(9,777)	(9,873)	(28,494)	(29,709)
Depreciation and amortization	(9,897)	(11,231)	(30,242)	(33,302)
Loss on debt extinguishment	—	—	—	(2,926)
Restructuring and impairment expense	(5,840)	(577)	(10,943)	(1,287)
(Loss) income before provision for income taxes	$(3,563)	$6,752	$(5,847)	$15,469
9. Commitments and Contingencies
The Company is involved in various legal matters which have arisen in the ordinary course of business as a result of various immaterial labor claims, taxing authority reviews and other routine legal matters. As of September 30, 2012, the Company accrued an immaterial amount in its financial statements for these matters for which the Company believed the possibility of loss was probable and was able to estimate the damages. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its financial position, results of operations or cash flow. See Note 4 for a discussion of Xerium Brazil’s proceeding with the FRD.
The Company believes that any additional liability in excess of amounts provided which may result from the resolution of legal matters will not have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

10. Stock-Based Compensation and Stockholders’ Deficit
The Company records stock-based compensation expense in accordance with ASC Topic 718, Accounting for Stock Compensation and has used the straight-line attribution method to recognize expense for time-based restricted stock units ("RSU's") and deferred stock units ("DSUs"). The Company recorded stock-based compensation expense during the three and nine ended September 30, 2012 and September 30, 2011 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
RSU and DSU Awards (1)	$820	$634	$1,574	$1,942
Management Incentive/Performance Award Programs (2)	—	(462)	—	311
Total	$820	$172	$1,574	$2,253

(1)	Related to RSUs and DSUs awarded to certain employees and non-employee directors.

(2)
For 2011, the amount represents the value of stock awards granted under the 2011 Management Incentive Compensation Program, which was approved by the Company’s Board of Directors in March of 2011. No amount has been recorded for the 2012 Management Incentive Compensation Program (the “2012 MIC”), as the performance targets are not projected to be met as of September 30, 2012.

Summary of Activity under the Long-Term Incentive Plans
On September 22, 2010, the Board approved the Company’s 2010 Long-Term Incentive Plan (the “2010 LTIP”) under the 2010 Equity Incentive Plan (the “2010 Plan”). Awards under the 2010 LTIP are both time-based and performance-based. Awards will be paid in the form of RSUs or shares of common stock of the Company. Time-based awards under the 2010 LTIP were approved in the form of 131,010 time-based RSUs granted on October 29, 2010 under the Company’s 2010 Plan. As of September 30, 2012, 86,511 time-based RSUs had vested in accordance with the 2010 LTIP and were converted to common stock, with the remaining 44,499 time-based RSUs to vest on March 31, 2013. These will be converted into shares of common stock when they vest. Performance-based awards under the 2010 LTIP will vest upon meeting various criteria, as included in the Company’s 2011 Annual Report on Form 10-K.

On May 8, 2012, the Board approved the 2012 Executive Long-Term Incentive Plan (the “2012 Executive LTIP”) under the 2010 Plan. Awards under the 2012 Executive LTIP are both time-based and performance-based. A specific target share award is set for each participant in the 2012 Executive LTIP. Awards will be paid in the form of RSUs or shares of common stock of the Company. Time-based awards, or 50% of the total target award, were granted in the form of 54,750 time-based RSUs under the Company’s 2012 Plan and will vest in equal installments on March 31, 2013, March 31, 2014, and March 31, 2015. These will be converted into shares of common stock as they vest. Performance-based awards, which constitute 50% of the total award, will be determined based on the Company’s performance against a three-year cumulative Adjusted EBITDA metric, adjusted for currency fluctuations during the term of the 2012 – 2014 Executive LTIP. The performance-based awards will convert into shares of the Company’s common stock and be paid after the close of the three-year performance period. The amount of the payment will be based on a sliding scale ranging from 50% if the metric is achieved at 85% of the target up to 200% if the metric is achieved at or above 115% of the target.

Summary of Activity under the MIC Plans
On March 13, 2012, the Board approved the 2012 MIC. Under the 2012 MIC, payouts will be determined by the Company’s performance against specified Adjusted EBITDA metrics for the 2012 fiscal year. The Adjusted EBITDA metrics will be adjusted for currency fluctuations. A specific target award is set for each participant in the 2012 MIC equal to a percentage of his or her current base cash compensation. Fifty percent (50%) of any 2012 MIC award earned will be paid in cash and fifty percent (50%) is expected to be paid in the form of shares of the Company’s common stock under the Company’s 2010 Equity Incentive Plan. The 2012 MIC awards will be paid out based on a sliding scale. A participant will receive an award equal to 20% of his or her target award if Adjusted EBITDA is achieved above a minimum target level, 90% of target award if Adjusted EBITDA is at budget performance, 100% of target award if the targeted metric is achieved and ranging up to 200% if Adjusted EBITDA is achieved at a maximum target level. As indicated above, management determined that Adjusted EBITDA is projected not to meet the minimum target level at September 30, 2012. Therefore, no compensation expense has been recorded for the nine months ended September 30, 2012.

Other Stock Compensation Plans
On August 15, 2012, in connection with the previously announced anticipated retirement of Stephen R. Light, the Board of Directors of the Company appointed Harold C. Bevis to the position of President and Chief Executive Officer, effective immediately, and Mr. Light notified the Company of his resignation, effective as of that date, as the Company's Chairman, President and Chief Executive Officer. The Company granted Mr. Bevis a sign-on award of 204,208 restricted stock units and options to acquire 781,701 shares of the Company's Common Stock, par value $0.001 per share. Both the restricted stock units and the options will vest over a three year period, beginning on the second anniversary of the August 15, 2012 grant date. The options will have a 10-year term and an exercise price of $4.00 per share, the August 15, 2012 closing price of the Company's common stock on the New York Stock Exchange. In addition, on August 15, 2012, the Company accelerated the vesting of Mr. Light's remaining 50,000 restricted stock units, issuing 27,900 shares of common stock, upon vesting, net of certain tax withholdings.

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
Xerium Technologies, Inc.
Consolidating Balance Sheet—(Unaudited)
At September 30, 2012
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
ASSETS
Current assets:
Cash and cash equivalents	$10,535	$8	$29,034	$—	$39,577
Accounts receivable, net	—	20,508	66,886	—	87,394
Intercompany receivable	(97,747)	103,042	(5,295)	—	—
Inventories, net	—	16,652	64,367	(983)	80,036
Prepaid expenses	149	2,216	7,685	—	10,050
Other current assets	—	2,917	10,094	—	13,011
Total current assets	(87,063)	145,343	172,771	(983)	230,068
Property and equipment, net	425	63,697	248,204	—	312,326
Investments	598,237	148,027	—	(746,264)	—
Goodwill	—	17,737	41,359	—	59,096
Intangible assets	10,646	5,329	3,998	—	19,973
Other assets	49	—	9,265	—	9,314
Total assets	$522,294	$380,133	$475,597	$(747,247)	$630,777

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$464	$7,635	$24,957	$—	$33,056
Accrued expenses	11,888	6,236	37,858	—	55,982
Current notes payable	—	—	7,714		7,714
Current maturities of long-term debt	1,250	—	1,118	—	2,368
Total current liabilities	13,602	13,871	71,647	—	99,120
Long-term debt, net of current maturities	344,270	—	93,458	—	437,728
Deferred and long-term taxes	—	2,378	16,160	—	18,538
Pension, other post-retirement and post-employment obligations	23,087	1,198	55,756	—	80,041
Other long-term liabilities	13	—	11,881	—	11,894
Intercompany loans	217,965	(347,605)	129,640	—	—
Total stockholders’ (deficit) equity	(76,643)	710,291	97,055	(747,247)	(16,544)
Total liabilities and stockholders’ equity	$522,294	$380,133	$475,597	$(747,247)	$630,777

Xerium Technologies, Inc.
Consolidating Balance Sheet
At December 31, 2011
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
ASSETS
Current assets:
Cash and cash equivalents	$11,548	$280	$31,738	$—	$43,566
Accounts receivable, net	—	21,210	70,574	—	91,784
Intercompany receivable	(95,855)	102,653	(6,798)	—	—
Inventories, net	—	19,759	64,857	(1,299)	83,317
Prepaid expenses	272	1,546	4,359	—	6,177
Other current assets	—	4,716	10,335	—	15,051
Total current assets	(84,035)	150,164	175,065	(1,299)	239,895
Property and equipment, net	881	67,727	266,648	—	335,256
Investments	579,018	162,438	—	(741,456)	—
Goodwill	—	17,737	41,383	—	59,120
Intangible assets	11,484	6,986	4,170	—	22,640
Other assets	196	—	8,614	—	8,810
Total assets	$507,544	$405,052	$495,880	$(742,755)	$665,721

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$679	$10,257	$28,807	$—	$39,743
Accrued expenses	6,563	5,722	35,520	—	47,805
Current maturities of long-term debt	1,250	—	2,298	—	3,548
Total current liabilities	8,492	15,979	66,625	—	91,096
Long-term debt, net of current maturities	358,116	—	107,390	—	465,506
Deferred and long-term taxes	—	2,378	16,204	—	18,582
Pension, other post-retirement and post-employment obligations	22,906	1,820	56,462	—	81,188
Other long-term liabilities	—	—	11,654	—	11,654
Intercompany loans	187,661	(307,813)	120,152	—	—
Total stockholders’ (deficit) equity	(69,631)	692,688	117,393	(742,755)	(2,305)
Total liabilities and stockholders’ equity	$507,544	$405,052	$495,880	$(742,755)	$665,721

Xerium Technologies, Inc.
Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income-(Unaudited)
For the three months ended September 30, 2012
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$45,119	$100,831	$(11,719)	$134,231
Costs and expenses:
Cost of products sold	(342)	31,821	65,442	(11,842)	85,079
Selling	—	5,393	13,153	—	18,546
General and administrative	3,489	1,725	10,436	—	15,650
Research and development	—	2,105	595	—	2,700
Restructuring and impairment	45	19	5,776	—	5,840
	3,192	41,063	95,402	(11,842)	127,815
(Loss) income from operations	(3,192)	4,056	5,429	123	6,416
Interest (expense) income, net	(6,973)	1,490	(4,294)	—	(9,777)
Foreign exchange (loss) gain	(193)	(3)	(6)	—	(202)
Equity in subsidiaries income	5,093	(13,056)	—	7,963	—
Dividend income	1,656	18,904	—	(20,560)	—
(Loss) income before provision for income taxes	(3,609)	11,391	1,129	(12,474)	(3,563)
Provision for income taxes	(48)	(35)	(11)	—	(94)
Net (loss) income	$(3,657)	$11,356	$1,118	$(12,474)	$(3,657)
Comprehensive (loss) income	$(3,598)	$11,464	$2,827	$(12,474)	$(1,781)

Xerium Technologies, Inc.
Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income-(Unaudited)
For the three months ended September 30, 2011
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$45,203	$115,433	$(12,409)	$148,227
Costs and expenses:
Cost of products sold	(682)	32,233	74,873	(12,414)	94,010
Selling	—	5,861	13,956	—	19,817
General and administrative	148	2,016	11,838	—	14,002
Research and development	—	1,912	995	—	2,907
Restructuring and impairment	—	100	477	—	577
	(534)	42,122	102,139	(12,414)	131,313
Income (loss) from operations	534	3,081	13,294	5	16,914
Interest (expense) income, net	(7,239)	1,961	(4,595)	—	(9,873)
Foreign exchange (loss) gain	(862)	529	44	—	(289)
Equity in subsidiaries income	11,222	5,336	—	(16,558)	—
Income (loss) before provision for income taxes	3,655	10,907	8,743	(16,553)	6,752
Provision for income taxes	(167)	(45)	(3,052)	—	(3,264)
Net income (loss)	$3,488	$10,862	$5,691	$(16,553)	$3,488
Comprehensive income (loss)	$5,405	$10,568	$(17,795)	$(16,553)	$(18,375)

Xerium Technologies, Inc.
Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income-(Unaudited)
For the nine months ended September 30, 2012
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$134,970	$305,628	$(35,625)	$404,973
Costs and expenses:
Cost of products sold	(1,150)	97,245	198,291	(35,990)	258,396
Selling	—	16,725	40,379	—	57,104
General and administrative	8,753	5,492	33,264	—	47,509
Research and development	—	6,258	2,273	—	8,531
Restructuring and impairment	203	182	10,558	—	10,943
	7,806	125,902	284,765	(35,990)	382,483
(Loss) income from operations	(7,806)	9,068	20,863	365	22,490
Interest (expense) income, net	(21,419)	5,035	(12,110)	—	(28,494)
Foreign exchange (loss) gain	(501)	(7)	665	—	157
Equity in subsidiaries income	19,221	(10,668)	—	(8,553)	—
Dividend income	1,656	18,904	—	(20,560)	—
(Loss) income before provision for income taxes	(8,849)	22,332	9,418	(28,748)	(5,847)
Provision for income taxes	(103)	(108)	(2,894)	—	(3,105)
Net (loss) income	$(8,952)	$22,224	$6,524	$(28,748)	$(8,952)
Comprehensive (loss) income	$(8,261)	$22,860	$(1,341)	$(28,748)	$(15,490)

Xerium Technologies, Inc.
Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income-(Unaudited)
For the nine months ended September 30, 2011
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$136,173	$343,288	$(37,690)	$441,771
Costs and expenses:
Cost of products sold	(1,835)	97,105	218,104	(37,606)	275,768
Selling	—	17,188	42,660	—	59,848
General and administrative	5,132	5,969	36,459	—	47,560
Research and development	(3)	5,979	2,944	—	8,920
Restructuring and impairment	—	714	573	—	1,287
	3,294	126,955	300,740	(37,606)	393,383
(Loss) income from operations	(3,294)	9,218	42,548	(84)	48,388
Interest (expense) income, net	(17,549)	5,749	(17,909)	—	(29,709)
Loss on extinguishment of debt	(2,903)	(6)	(17)	—	(2,926)
Foreign exchange gain (loss)	551	(948)	113	—	(284)
Equity in subsidiaries income	29,408	11,450	—	(40,858)	—
Income (loss) before provision for income taxes	6,213	25,463	24,735	(40,942)	15,469
Provision for income taxes	(455)	(154)	(9,102)	—	(9,711)
Net income (loss)	$5,758	$25,309	$15,633	$(40,942)	$5,758
Comprehensive income (loss)	$4,678	$32,540	$(729)	$(40,942)	$(4,453)

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows-(Unaudited)
For the nine months ended September 30, 2012
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net (loss) income	$(8,952)	$22,224	$6,524	$(28,748)	$(8,952)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock-based compensation	1,574	—	—	—	1,574
Depreciation	135	5,932	22,446	—	28,513
Amortization of intangibles	—	1,659	70	—	1,729
Deferred financing cost amortization	1,885	—	822	—	2,707
Unrealized foreign exchange loss on revaluation of debt	—	—	167	—	167
Deferred taxes	—	—	(383)	—	(383)
Asset impairment	—	—	1,600		1,600
Loss (gain) on disposition of property and equipment	—	24	(680)	—	(656)
Intercompany dividend	(1,656)	(18,904)		20,560	—
Provision for doubtful accounts	—	(150)	613	—	463
Undistributed equity in (earnings) loss of subsidiaries	(19,221)	10,668	—	8,553	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	8	852	2,094	—	2,954
Inventories	—	3,107	(404)	(365)	2,338
Prepaid expenses	122	(671)	(3,472)	—	(4,021)
Other current assets	—	1,799	(414)	—	1,385
Accounts payable and accrued expenses	4,781	(2,106)	(730)	—	1,945
Deferred and other long-term liabilities	244	(622)	(780)	—	(1,158)
Intercompany loans	1,891	(394)	(1,497)	—	—
Net cash (used in) provided by operating activities	(19,189)	23,418	25,976	—	30,205
Investing activities
Capital expenditures, gross	(22)	(1,895)	(11,305)	—	(13,222)
Intercompany property and equipment transfers, net	344	(317)	(27)	—	—
Proceeds from disposals of property and equipment	—	298	1,080	—	1,378
Net cash provided by (used in) investing activities	322	(1,914)	(10,252)	—	(11,844)
Financing activities
Net increase in notes payable	—	—	7,365		7,365
Principal payments on debt	(13,846)	—	(14,119)	—	(27,965)
Payment of deferred financing fees	(1,047)	—	(735)	—	(1,782)
Dividends paid	1,656	—	(1,656)	—	—
Intercompany loans	31,091	(21,778)	(9,313)	—	—
Net cash provided by (used in) financing activities	17,854	(21,778)	(18,458)	—	(22,382)
Effect of exchange rate changes on cash flows	—	2	30	—	32
Net decrease in cash	(1,013)	(272)	(2,704)	—	(3,989)
Cash and cash equivalents at beginning of period	11,548	280	31,738	—	43,566
Cash and cash equivalents at end of period	$10,535	$8	$29,034	$—	$39,577

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows-(Unaudited)
For the nine months ended September 30, 2011
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net income	$5,758	$25,309	$15,633	$(40,942)	$5,758
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	2,253	—	—	—	2,253
Depreciation	176	6,044	25,353	—	31,573
Amortization of intangibles	—	1,659	70	—	1,729
Curtailment/settlement loss	—	—	402		402
Deferred financing cost amortization	(431)	204	1,840	—	1,613
Unrealized foreign exchange loss on revaluation of debt	—	—	1,070	—	1,070
Deferred taxes	—	—	2,246	—	2,246
Gain on disposition of property and equipment	—	(128)	(476)	—	(604)
Loss on extinguishment of debt	2,903	6	17	—	2,926
Provision for doubtful accounts	—	438	295	—	733
Undistributed equity in (earnings) loss of subsidiaries	(29,408)	(11,450)	—	40,858	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	11	280	(1,399)	—	(1,108)
Inventories	—	(1,470)	(9,263)	84	(10,649)
Prepaid expenses	229	(187)	(1,160)	—	(1,118)
Other current assets	645	(982)	(864)	—	(1,201)
Accounts payable and accrued expenses	6,623	(2,677)	(5,625)	—	(1,679)
Deferred and other long-term liabilities	(347)	(1,064)	(1,697)	—	(3,108)
Intercompany loans	6,932	2,559	(9,491)	—	—
Net cash (used in)provided by operating activities	(4,656)	18,541	16,951	—	30,836
Investing activities
Capital expenditures, gross	(364)	(2,727)	(15,839)	—	(18,930)
Intercompany property and equipment transfers, net	—	15	(15)	—	—
Proceeds from disposals of property and equipment	—	149	7,574	—	7,723
Restricted cash	13,701	—	—	—	13,701
Net cash provided by (used in) investing activities	13,337	(2,563)	(8,280)	—	2,494
Financing activities
Proceeds from borrowings	365,000	—	124,629	—	489,629
Principal payments on debt	(262,920)	(51,016)	(187,483)	—	(501,419)
Payment of deferred financing fees	(72,185)	—	55,070	—	(17,115)
Intercompany loans	(37,570)	35,055	2,515	—	—
Net cash used in financing activities	(7,675)	(15,961)	(5,269)	—	(28,905)
Effect of exchange rate changes on cash flows	—	2	(171)	—	(169)
Net increase in cash	1,006	19	3,231	—	4,256
Cash and cash equivalents at beginning of period	6,345	33	32,323	—	38,701
Cash and cash equivalents at end of period	$7,351	$52	$35,554	$—	$42,957

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Other factors that could materially affect our actual results, levels of activity, performance or achievements can be found in our “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 14, 2012, in our Quarterly Reports on Form 10-Q for the quarters ended March 30, 2012 and June 30, 2012 filed with the SEC on May 9, 2012 and August 7, 2012, respectively, and this Quarterly Report on Form 10-Q. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we project. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise, except as required by law.

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
We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed in a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is custom engineered to fit each individual paper-making machine and process. For the nine months ended September 30, 2012, our clothing segment represented 66% of our net sales.
Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by the paper producer. Roll covers are tailored to individual paper-making machines and processes, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and we manufacture new and rebuilt spreader rolls. We also provide various related products and services to our customers, both directly and through third party providers, as a growing part of our overall product offering through our roll covers sales channels. For the nine months ended September 30, 2012, our roll cover segment represented 34% of our net sales.
Industry Trends and Outlook
Historically, demand for our products has been driven primarily by the volume (tonnage) of paper produced on a worldwide basis. Industry forecasters predict the growth of global paper production from 2012 to 2015 to be between 2% and 4% per annum. Generally, and over time, we expect growth in paper production to be greater in Asia-Pacific, South America and Eastern Europe than in the more mature North American and Western European regions where demand may decline. Between the second half of 2008 and 2009, the global paper industry experienced a sharp reduction in production levels, caused by the general slowdown in economic activity and related paper consumption during the same period. In 2010 and 2011, global paper and board production began to recover from the economic recession and show growth, particularly in developing countries, although growth slowed in the second half of 2011 and has continued to slow through 2012.
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
Net Sales and Expenses
Net sales in both our clothing and roll covers segments are primarily driven by the following factors:

•	The volume (tonnage) of worldwide paper production;

•	Our ability to introduce new products that our customers value and will pay for;

•	Advances in the technology of our products, which can provide value to our customers by improving the efficiency of paper-making machines and reduce their manufacturing costs;

•	Our ability to provide products and services which reduce paper-making machine downtime while at the same time allowing the manufacture of high quality paper products;

•	The mix of paper grades being produced; and

•	The impact of currency fluctuations.
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
The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $8.5 million and $8.9 million for the nine months ended September 30, 2012 and September 30, 2011, respectively.

Foreign Exchange
We have a geographically diverse customer base. In the nine months ended September 30, 2012, we generated approximately 38% of our net sales in North America, 31% in Europe, 9% in South America, 19% in Asia-Pacific and 3% in the rest of the world.
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
Currency fluctuations have a greater effect on the level of our net sales than on the level of our income (loss) from operations. For example, in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, the change in the value of the U.S. Dollar against most of the currencies we conduct our business in resulted in net currency decreases in net sales of $17.7 million, yet income from operations currency effects increased by $3.6 million. Although the nine months ended September 30, 2012 results reflect a period in which the value of the U.S. Dollar increased against the Euro as compared to the nine months ended September 30, 2011, we would expect an opposite effect in a period in which the value of the U.S. Dollar decreases.
During the nine months ended September 30, 2012, we conducted business in 9 foreign currencies. The following table provides the average exchange rate for the nine months ended September 30, 2012 and the nine months ended September 30, 2011 of the U.S. Dollar against each of the four foreign currencies in which we conduct the largest portion of our operations.

Currency	Average exchange rate of the U.S. Dollar in the nine months ended September 30, 2012	Average exchange rate of the U.S. Dollar in the nine months ended September 30, 2011
Euro	$1.28 = 1 Euro	$1.41 = 1 Euro
Brazilian Real	$0.52 = 1 Brazilian Real	$0.61 = 1 Brazilian Real
Canadian Dollar	$1.00 = 1 Canadian Dollar	$1.02 = 1 Canadian Dollar
Australian Dollar	$1.04 = 1 Australian Dollar	$1.04 = 1 Australian Dollar
In the nine months ended September 30, 2012, we conducted approximately 35% of our operations in Euros, approximately 9% in the Australian Dollar, approximately 8% in the Brazilian Real (although a significant portion of Brazil net sales are in U.S. Dollars) and approximately 6% in the Canadian Dollar.

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

Domestic and Foreign Operating Results:
The following is an analysis of our domestic and foreign operations during the three and nine months ended September 30, 2012 and September 30, 2011 and a discussion of the results of operations during those periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Domestic income from operations	$864	$3,615	$1,262	$5,924
Foreign income from operations	5,552	13,299	21,228	42,464
Total income from operations	$6,416	$16,914	$22,490	$48,388
During the three and nine months ended September 30, 2012, domestic income from operations was lower than foreign income from operations, primarily due to product mix and market differences. Cash flows from the above foreign income from operations typically remains reinvested in the foreign subsidiaries. However, there is no legal restriction or material adverse consequence for repatriating the cash flows to the domestic subsidiaries to assist in debt repayment, capital expenditures and other expenses of our operations.

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
In July of 2012, we announced a voluntary redundancy program at our press felt facility in Buenos Aires, Argentina in connection with the relocation of our Huyck Wangner press felt capacity. The production of press felts and fiber cement felts will be transferred to our facilities in Brazil. During the third quarter of 2012, we completed the voluntary redundancy program and severance payments totaling $0.9 million were made to the employees. In addition, during the third quarter of 2012, management did an extensive review of the assets at the Argentina clothing facility, including the land and building, to determine which assets would be redeployed to other facilities, which assets would be sold and which assets would be scrapped, and consequently, recorded an impairment charge of $1.1 million. We plan to sell the majority of the land and building, and do not expect to impair either the land or building, under the requirements of ASC 360 "Impairment and Disposal of Long-Lived Assets".
Also in July of 2012, we initiated consultation proceedings with our works’ council at our rolls cover facility in Meyzieu, France regarding a proposal to cease operations there, transferring the roll cover production of this facility to our rolls facilities in Germany and Italy. In October of 2012, we completed negotiations with our works' council and signed an agreement which allowed us to formally give notice to employees. All employees were fully aware of the benefits they would receive in the upcoming months. Therefore, severance charges of $2.6 million were accrued at September 30, 2012. In addition, during the third quarter of 2012, management did an extensive review of fixed assets at the France rolls facility to determine which assets would be redeployed to other facilities, which assets would be sold and which assets would be scrapped, and consequently, recorded an impairment charge of $0.5 million. We plan to sell the land and building, and do not expect to impair either the land or building, under the requirements of ASC 360 "Impairment and Disposal of Long-Lived Assets".
In addition to the above restructuring and impairment activities, during 2012, we terminated sales agency contracts in Europe, transferred certain machinery and equipment from downsized facilities and reduced headcount, which resulted in $5.8 million in related restructuring charges.

Results of Operations
The table that follows sets forth for the periods presented certain consolidated operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Net sales	$134,231	$148,227	$404,973	$441,771
Cost of products sold	85,079	94,010	258,396	275,768
Selling expenses	18,546	19,817	57,104	59,848
General and administrative expenses	15,650	14,002	47,509	47,560
Research and development expenses	2,700	2,907	8,531	8,920
Restructuring and impairment expenses	5,840	577	10,943	1,287
Income from operations	6,416	16,914	22,490	48,388
Interest expense, net	(9,777)	(9,873)	(28,494)	(29,709)
Loss on extinguishment of debt	—	—	—	(2,926)
Foreign exchange (loss) gain	(202)	(289)	157	(284)
(Loss) income before provision for income taxes	(3,563)	6,752	(5,847)	15,469
Provision for income taxes	(94)	(3,264)	(3,105)	(9,711)
Net (loss) income	$(3,657)	$3,488	$(8,952)	$5,758
Comprehensive loss	$(1,781)	$(18,375)	$(15,490)	$(4,453)
Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011
Net Sales. Net sales for the three months ended September 30, 2012 decreased by $14.0 million, or 9.4%, to $134.2 million from $148.2 million for the three months ended September 30, 2011. For the three months ended September 30, 2012, approximately 66% of our net sales were in our clothing segment and approximately 34% were in our roll covers segment.
In our clothing segment, net sales for the three months ended September 30, 2012 decreased by $8.6 million, or 8.8%, to $88.9 million from $97.5 million for the three months ended September 30, 2011, primarily due to unfavorable currency effects of $4.8 million and decreased sales volume of $3.0 million in Europe and $1.4 million in South America and Asia Pacific. These decreases were partially offset by an increase in sales volume of $0.6 million in North America.
In our roll covers segment, net sales for the three months ended September 30, 2012 decreased by $5.4 million or 10.7%, to $45.3 million from $50.7 million for the three months ended September 30, 2011. The decrease was primarily due to unfavorable currency effects of $2.7 million and decreased sales volume of $1.8 million in Europe and $1.5 million in North America. These decreases were partially offset by an increase in sales volume of $0.6 million in Asia Pacific.
Cost of Products Sold. Cost of products sold for the three months ended September 30, 2012 decreased by $8.9 million, or 9.5%, to $85.1 million from $94.0 million for the three months ended September 30, 2011.
In our clothing segment, cost of products sold decreased $5.2 million in the current quarter compared to the third quarter of 2011 as a result of lower sales volume partially offset by higher cost of products sold as a percentage of sales. Cost of products sold, as a percentage of net sales increased slightly by 0.2% to 63.1% in the three months ended September 30, 2012 from 62.9% in the three months ended September 30, 2011. The increase was primarily due to unfavorable production absorption partially offset by favorable currency effects in the third quarter of 2012.
In our roll covers segment, cost of products sold decreased $4.1 million in the current quarter compared to the third quarter of 2011 as a result of lower cost of products sold as a percentage of sales. Cost of products sold, as a percentage of net sales decreased by 1.2% to 64.7% in the three months ended September 30, 2012 from 65.9% in the three months ended September 30, 2011. The decrease was due to improved material efficiencies in the third quarter of 2012, partially offset by unfavorable production absorption.
Selling Expenses. For the three months ended September 30, 2012, selling expenses decreased by $1.3 million, or 6.6% to $18.5 million from $19.8 million for the three months ended September 30, 2011 primarily due to favorable currency effects.

General and Administrative Expenses. For the three months ended September 30, 2012, general and administrative expenses increased by $1.7 million, or 12.1% to $15.7 million from $14.0 million for the three months ended September 30, 2011. The increase was primarily due to an increase in salaries and other expenses of $1.6 million as a result of the transition of the CEO in the third quarter of 2012, an increase of $0.6 million related to the reversal of management incentive compensation in the third quarter of 2011 and the reversal of $0.6 million in environmental costs in the third quarter of 2011. Neither of these reversals occurred in 2012. These increases were partially offset by favorable currency effects of $1.1 million.
Restructuring and Impairment Expenses. For the three months ended September 30, 2012, we incurred restructuring and impairment expenses of $5.8 million primarily related to the voluntary redundancy program in Argentina and the closure of a rolls cover facility in France. In 2011, we incurred restructuring expenses of $0.6 million as a result of restructuring activity in our North America rolls facility. See Note 7 to the Consolidated Financial Statements for further discussion on these restructuring and impairment activities.
Interest Expense, Net. Net interest expense for the three months ended September 30, 2012 decreased by $0.1 million or 1.0%, to $9.8 million from $9.9 million for the three months ended September 30, 2011. This slight decline in interest expense reflects lower debt balances and favorable currency effects, offset by an increase in interest rates of approximately 75 basis points as a result of the amendment to the credit facility.
Provision for Income Taxes. For the three months ended September 30, 2012 and September 30, 2011, the provision for income taxes was $0.1 million and $3.3 million, respectively. The decrease in income tax expense was primarily attributable to consolidated net losses driven by reduced sales volume and increased restructuring expenses and the geographic mix of earnings in the third quarter of 2012 as compared to the third quarter of 2011. Our provision for income taxes is primarily impacted by income we earn in tax paying jurisdictions relative to income we earn in non-tax paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 25% to 41%; however, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. We generate losses in certain jurisdictions for which we receive no tax benefit as the deferred tax assets in these jurisdictions (including net operating losses) are fully reserved in our valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States, the United Kingdom and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings.
Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011
Net Sales. Net sales for the nine months ended September 30, 2012 decreased by $36.8 million, or 8.3%, to $405.0 million from $441.8 million for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, approximately 66% of our net sales were in our clothing segment and approximately 34% were in our roll covers segment.
In our clothing segment, net sales for the nine months ended September 30, 2012 decreased by $25.4 million, or 8.7%, to $265.7 million from $291.1 million for the nine months ended September 30, 2011, primarily due to decreased sales volume of $11.7 million in Europe, $2.4 million in North America and $2.0 million in South America and unfavorable currency effects of $11.5 million. These decreases were partially offset by an increase in sales volume of $2.2 million in Asia Pacific.
In our roll covers segment, net sales for the nine months ended September 30, 2012 decreased by $11.4 million or 7.6%, to $139.3 million from $150.7 million for the nine months ended September 30, 2011. The decrease was primarily due to decreased sales volume of $8.8 million in Europe and $0.6 million in South America and unfavorable currency effects of $6.2 million, partially offset by an increase in sales volume of $0.4 million in North America and $3.8 million in Asia Pacific.
Cost of Products Sold. Cost of products sold for the nine months ended September 30, 2012 decreased by $17.4 million, or 6.3%, to $258.4 million from $275.8 million for the nine months ended September 30, 2011.
In our clothing segment, cost of products sold decreased $11.6 million in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 as a result of lower sales volume partially offset by higher cost of products sold as a percentage of sales. Cost of products sold, as a percentage of net sales increased by 1.5% to 63.2% in the nine months ended September 30, 2012 from 61.7% in the nine months ended September 30, 2011. The increase was primarily due to the reduction of inventory reserves in the prior year, unfavorable regional mix due to reduced volumes in Europe and unfavorable factory overhead absorption. These increases were partially offset by a decrease in freight and repairs and maintenance costs in the nine months ended September 30, 2012.

In our roll covers segment, cost of products sold decreased $6.5 million in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 as a result of favorable currency effects and lower sales volume partially offset by higher cost of products sold as a percentage of sales. Cost of products sold, as a percentage of net sales, increased by 0.7% to 65.8% in the nine months ended September 30, 2012 from 65.1% in the nine months ended September 30, 2011. The increase was due to higher sales of products with lower margins, including mechanical services and new roll core sales and unfavorable absorption of production costs. These increases were partially offset by favorable material costs in the third quarter of 2012.
Selling Expenses. For the nine months ended September 30, 2012, selling expenses decreased by $2.7 million, or 4.5% to $57.1 million from $59.8 million for the nine months ended September 30, 2011, primarily due to favorable currency effects of $2.9 million and $1.1 million related to the termination of a sales agency arrangement and a reduction of headcount in Europe. These decreases were partially offset by an increase in salaries and selling commissions costs of $1.3 million, primarily in Asia.
General and Administrative Expenses. For the nine months ended September 30, 2012, general and administrative expenses decreased by $0.1 million, or 0.2% to $47.5 million for the nine months ended September 30, 2012 from $47.6 million for the nine months ended September 30, 2011. The decrease was primarily related to favorable currency effects of $2.4 million, the reversal of a $1.0 million contingent liability that was favorably resolved in 2012 and $1.3 decrease in management incentive compensation. Offsetting these decreases was $3.1 million due to the incremental CEO transition costs in 2012, an increase resulting from the reversal of $1.1 million in 2011 related to a value added tax (“VAT”) in Brazil and the reversal of $0.6 million in environmental costs in 2011.
Restructuring and Impairment Expenses. For the nine months ended September 30, 2012, we incurred restructuring and impairment expenses of $10.9 million, primarily related to the voluntary redundancy program in Argentina, the closure of a rolls cover facility in France and contract termination costs incurred to exit sales agency agreements in 2012. In 2011, we incurred restructuring expenses of $1.3 million as a result of restructuring activity in our North America rolls facility. See Note 7 to the Consolidated Financial Statements for further discussion on these restructuring and impairment activities.
Interest Expense, Net. Net interest expense for the nine months ended September 30, 2012 decreased by $1.2 million or 4.0%, to $28.5 million from $29.7 million for the nine months ended September 30, 2011. This decline in interest expense reflects lower debt balances and favorable currency effects, net of higher deferred financing cost amortization for the nine months ended September 30, 2012. The increase in deferred financing cost amortization are a result of the refinancing in May 2011.
Loss on Debt Extinguishment. The loss on debt extinguishment of $2.9 million in the nine months ended September 30, 2011 represents the write-off of deferred financing costs resulting from the refinancing of debt that closed on May 26, 2011. (See Note 3 of the Condensed Consolidated Financial Statements and “Liquidity and Capital Resources-Credit Facility and Notes” for further discussion on the refinancing).
Provision for Income Taxes. For the nine months ended September 30, 2012 and September 30, 2011, the provision for income taxes was $3.1 million and $9.7 million, respectively. The decrease in income tax expense was primarily attributable to consolidated net losses driven by reduced sales volume and increased restructuring expenses and the geographic mix of earnings in the nine months ended September 30, 2012 as compared to the same period in 2011. Our provision for income taxes is primarily impacted by income we earn in tax paying jurisdictions relative to income we earn in non-tax paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 25% to 41%; however, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. We generate losses in certain jurisdictions for which we receive no tax benefit as the deferred tax assets in these jurisdictions (including net operating losses) are fully reserved in our valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States, the United Kingdom and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings.

Liquidity and Capital Resources

Our principal liquidity requirements are for debt service, working capital and capital expenditures. We plan to use cash on hand, cash generated by operations and, should it become necessary, access to our revolving credit facility, as our primary sources of liquidity. Our operations are highly dependent upon the paper production industry and the degree to which the paper industry is affected by global economic conditions and the availability of credit. Demand for our products could decline if paper manufacturers are unable to obtain required financing or if economic conditions cause additional mill closures. In addition, the impact of the most recent global economic recession and the continued lack of availability of credit may affect our customers’ ability to pay their debts.
Net cash provided by operating activities was $30.2 million for the nine months ended September 30, 2012 and $30.8 million for the nine months ended September 30, 2011. The $0.6 million decrease was due to a decrease in working capital, partially offset by reduced cash earnings.
Net cash used in investing activities was $11.8 million for the nine months ended September 30, 2012. Net cash provided by investing activities was $2.5 million for the nine months ended September 30, 2011. The decrease of $14.3 million was primarily due to the release of $13.7 million in restricted cash reserves and the reduction in proceeds from disposals of property and equipment of $6.3 million, offset by the reduction in capital expenditures of $5.7 million.
Net cash used in financing activities was $22.4 million and $28.9 million for the nine months ended September 30, 2012 and September 30, 2011, respectively. The decrease of $6.5 million was primarily the result of the decrease of $15.3 million in deferred financing costs paid from 2011 to 2012, offset by the increase of $8.8 million in principal payments made on debt in 2012.
As of September 30, 2012, there was a $440.1 million balance of term loans outstanding under our Credit Facility and Notes. In addition, as of September 30, 2012, we had no outstanding borrowings under our current revolving lines of credit, including the revolving credit facility under the Credit Facility and lines of credit in various foreign countries that are used to facilitate local short-term operating needs, except that $12.6 million of the revolving credit facility is committed for letters of credit, leaving an aggregate of $17.4 million available for additional borrowings under these revolving lines of credit. We had cash and cash equivalents of $39.6 million at September 30, 2012 compared to $43.6 million at December 31, 2011.

Capital Expenditures
For the nine months ended September 30, 2012, we had capital expenditures of $13.2 million consisting of growth capital expenditures of $4.1 million and maintenance capital expenditures of $9.1 million. For the nine months ended September 30, 2011, we had capital expenditures of $18.9 million consisting of growth capital expenditures of $7.8 million and maintenance capital expenditures of $11.1 million.
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
We target capital expenditures for 2012 to be $25.0 million. We analyze our planned capital expenditures based on investment opportunities available to us and our financial and operating performance, and accordingly, actual capital expenditures may be more or less than this amount.
See “Credit Facility and Notes” below for a description on limitations on capital expenditures imposed by our Credit Facility.

Credit Facility and Notes
On May 26, 2011, we completed a refinancing transaction, which replaced certain of our then outstanding indebtedness with $240 million aggregate principal amount of 8.875% senior unsecured notes (the “Notes”) and a new approximately $278 million multi-currency senior secured credit facility (as subsequently amended, the “Credit Facility”), comprised of approximately $248 million of senior secured term loans and a $30 million senior secured revolving credit facility. The interest rates under the Credit Facility are calculated, at our option, at the Alternate Base Rate as defined in the Credit Facility, LIBOR or EURIBOR, subject to a minimum of 2.25%, 1.25% and 1.25%, respectively, plus, in each case, a margin.

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
The Notes contain customary covenants that, subject to certain exceptions, restrict the Company’s ability to enter into certain transactions. We believe we are in compliance with these covenants at September 30, 2012.
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
Credit Facility Amendment
To facilitate our restructuring initiatives, on June 28, 2012, we entered into an amendment to our Credit Facility. Among other revisions to the Credit Facility, the amendment allows for additional add backs to Adjusted EBITDA annually though 2015 up to the lesser of $15.0 million or the unused portion of our annual capital expenditure limit; increases the maximum leverage ratios between the fiscal quarter ending September 30, 2012 and the fiscal quarter ending December 31, 2013; amends the definition of the leverage ratio to reduce debt by unrestricted surplus cash held by us and increases the interest rate on the term loans by 0.75% annually for eighteen months following the effective date of the amendment. We paid $1.5 million in deferred financing costs related to the amendment.
Covenants
The Credit Facility contains customary covenants that, subject to certain exceptions, restrict our ability to enter into certain transactions and engage in certain activities. In addition, the Credit Facility includes specified financial covenants requiring us to maintain certain consolidated leverage and interest coverage ratios. The consolidated leverage ratio is calculated by dividing the total of our total gross debt, at average currency exchange rates for the last twelve months, less surplus cash by Adjusted EBITDA and is 4.75 to 1.00 at September 30, 2012. In order to be in compliance with this covenant, as amended, we were required to have a ratio of no more than 5.50 to 1.00 at September 30, 2012. This ratio decreases after March 31, 2013 by 25-50 basis points in various periods to a minimum of 3.25 to 1.00 for the quarter ending March 31, 2017 and all subsequent periods. The interest coverage ratio is calculated by dividing Adjusted EBITDA by interest expense, net of mark to market movements on hedging instruments and amortization of deferred financing costs, and is 2.64 to 1.00 at September 30, 2012. In order to be in compliance with this covenant, we must have a ratio of at least 2.25 to 1.00 at September 30, 2012. In various periods subsequent to September 30, 2012, this ratio increases by increments of 25 basis points to 3.25 to 1.00 for the quarter ended December 31, 2016 and thereafter. Each of these covenants is calculated at the end of each quarter and is based on a rolling twelve month period. In addition, the terms of the Credit Facility limit our ability to make capital expenditures in excess of specified amounts. We believe we are in compliance with all of these covenants at September 30, 2012.

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
“Adjusted EBITDA”, under the Credit Facility means, with respect to any period, the total of (A) the consolidated net income for such period, plus (B) without duplication, to the extent that any of the following were deducted in computing such consolidated net income for such period: (i) provision for taxes based on income or profits, including, without limitation, federal, state, provincial, franchise and similar taxes, including any penalties and interest relating to any tax examinations, (ii) consolidated interest expense, (iii) consolidated depreciation and amortization expense, (iv) reserves for inventory in connection with plant closures, (v) consolidated operational restructuring costs, (vi) non-cash charges or gains resulting from the application of purchase accounting, including push-down accounting, (vii) non-cash expenses resulting from the granting of common stock, stock options, restricted stock or restricted stock unit awards under equity compensation programs solely with respect to common stock, and cash expenses for compensation mandatorily applied to purchase common stock, (viii) non-cash items relating to a change in or adoption of accounting policies, (ix) non-cash expenses relating to pension or benefit arrangements, (x) expenses incurred as a result of the repurchase, redemption or retention of common stock earned under equity compensation programs solely in order to make withholding tax payments, (xi) amortization or write-offs of deferred financing costs, (xii) any non-cash losses resulting from mark to market hedging obligations (to the extent the cash impact resulting from such loss has not been realized in such period) and (xiii) other non-cash losses or charges (excluding, however, any non-cash loss or charge which represents an accrual of, or a reserve for, a cash disbursement in a future period), minus (C) without duplication, to the extent any of the following were included in computing consolidated net income for such period, (i) non-cash gains with respect to the items described in clauses (vi), (vii), (ix), (xi), (xii) and (xiii) (other than, in the case of clause (xiii), any such gain to the extent that it represents a reversal of an accrual of, or reserve for, a cash disbursement in a future period) of clause (B) above and (ii) provisions for tax benefits based on income or profits. Notwithstanding the foregoing, Adjusted EBITDA, as defined in the credit facility and calculated below, may not be comparable to similarly titled measurements used by other companies.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net (loss) income	$(3,657)	$3,488	$(8,952)	$5,758
Stock-based compensation	820	172	1,574	2,253
Depreciation	9,321	10,655	28,513	31,573
Amortization of intangibles	576	577	1,729	1,729
Curtailment/settlement loss	—	402	—	402
Deferred financing cost amortization	971	1,011	2,707	1,613
Unrealized foreign exchange (gain) loss on revaluation of debt	(214)	2,484	167	1,070
Deferred taxes	(22)	1,037	(383)	2,246
Asset impairment	1,600	—	1,600	—
Gain on disposition of property and equipment	(40)	(40)	(656)	(604)
Loss on extinguishment of debt	—	—	—	2,926
Net change in operating assets and liabilities	7,053	4,289	3,906	(18,130)
Net cash provided by operating activities	16,408	24,075	30,205	30,836
Interest expense, excluding amortization	8,806	8,862	25,787	28,096
Net change in operating assets and liabilities	(7,053)	(4,289)	(3,906)	18,130
Current portion of income tax expense	116	2,227	3,488	7,465
Stock-based compensation	(820)	(172)	(1,574)	(2,253)
Curtailment/settlement loss	—	(402)	—	(402)
Unrealized foreign exchange gain (loss) on revaluation of debt	214	(2,484)	(167)	(1,070)
Asset impairment	(1,600)	—	(1,600)	—
Gain on disposition of property and equipment	40	40	656	604
Loss on extinguishment of debt	—	—	—	(2,926)
EBITDA	16,111	27,857	52,889	78,480
Loss on extinguishment of debt	—	—	—	2,926
Stock-based compensation	820	172	1,574	2,253
Operational restructuring expenses	5,840	577	10,943	1,287
Legal fees related to term debt amendment	30	—	115	—
Non-recurring CEO retirement expenses	1,600	—	3,096	—
Adjusted EBITDA	$24,401	$28,606	$68,617	$84,946

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our foreign currency exposure and interest rate risks as of September 30, 2012 have not materially changed from December 31, 2011 (see Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011). As of September 30, 2012, we had outstanding long-term debt with a carrying amount of $440.1 million with an approximate fair value of $408.2 million.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, as of September 30, 2012 under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as set forth above.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There have been no material developments to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2011. See Notes 4 and 9 to our Unaudited Condensed Consolidated Financial Statements for a discussion of our Brazilian operating subsidiary’s proceedings before the Federal Reserve Department of Brazil and other routine litigation to which we are subject.

ITEM 1A.	RISK FACTORS
The risks described in our Annual Report on Form 10-K for the year ended December 31, 2011 have not materially changed, except for the risk factor below.
If we cannot meet the New York Stock Exchange ("NYSE") continued listing requirements, the NYSE may delist our common stock, which could have an adverse impact on the liquidity and market price of our common stock.
Our common stock is currently listed on the NYSE. As previously disclosed in our press release dated August 3, 2012 filed with the Securities and Exchange Commission on August 3, 2012, the Company received a notice from the NYSE informing us that our average market capitalization over a 30 consecutive trading day period had been less than $50 million at the same time that our stockholders’ equity was less than $50 million as of the most recent balance sheet date. As of November 1, 2012 when our stock price closed at $3.22, our 30-day average market capitalization was $54.0 million and at September 30, 2012, our stockholders’ deficit was $16.5 million, as reflected on the balance sheet included in this September 30, 2012 quarterly report. Although our 30-day average market capitalization currently exceeds $50 million, there can be no assurance that it will remain above the required NYSE criteria. Additionally, we have submitted, and the NYSE has accepted, a plan to regain compliance with the market capitalization listing standards within 18 months. If we are unable to regain compliance with this NYSE continued listing standard in accordance with our plan in a timely manner, the NYSE could delist our stock which could negatively impact us and our stockholders by reducing the liquidity and market price of our common stock.

ITEM 6.    EXHIBITS
See the exhibit index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XERIUM TECHNOLOGIES, INC.
(Registrant)

November 5, 2012	By:	/s/Clifford Pietrafitta
Clifford E. Pietrafitta
Executive Vice President and CFO
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

10.1	Employment Agreement with Harold C. Bevis dated August 15, 2012

10.2	Time-Based Restricted Stock Unit Agreement with Harold C. Bevis dated August 15, 2012

10.3	Option Agreement with Harold C. Bevis dated August 15, 2012

10.4	Amendment No. 4 to Employment Agreement with Stephen R. Light dated August 15, 2012

10.5	Amendment No. 3 to Amended and Restated Employment Agreement with David J. Pretty dated August 15, 2012

10.6	Non-Management Director Compensation Policy

31.1	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema Document

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

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