Form 10-K
period 2012-12-31
XERIUM TECHNOLOGIES INC
filed 2013-03-11
CIK 1287151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant on June 29, 2012, the last business day in the second fiscal quarter, was approximately $30,819,161. There were 15,309,717 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of March 1, 2013.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the 2013 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A, is incorporated by reference in Part III to the extent described therein.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by that Act. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Undue reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance, or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include the following items:

•	we are subject to the risk of a weaker global economy that influences the paper industry as well as local economic conditions in the areas around the world where we conduct business;

•	structural shifts in the demand for paper, for instance the shift away from newsprint, printing and writing paper in favor of digital media, may adversely impact our financial results;

•
our strategy to lower our costs in response to market changes in the paper industry by reorganizing and restructuring our operations will require us to incur significant costs and may not provide the savings and results we anticipate;

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
We have an extensive global footprint of 30 manufacturing facilities in 13 countries, strategically located in the major paper-producing regions of North America, Europe, South America and Asia-Pacific, and have approximately 3,279 employees worldwide. We market our products, primarily using our direct sales force, to the paper industry’s leading producers. In 2012, we generated net sales of $538.7 million. At December 31, 2012 our backlog approximated $174.0 million and is defined as orders to ship within one year.
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
Our clothing products are highly engineered synthetic textile belts that transport and filter paper as it is processed in a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Our clothing segment represented 66% of our net sales for each of the years ended December 31, 2012, 2011 and 2010.
Roll cover products cover the rolls on a paper-making machine, which are the large steel cylinders over which clothing is mounted and between which the paper travels as it is processed. Our roll covers provide a surface with the mechanical properties necessary to process the paper in a cost-effective manner that delivers the sheet qualities desired by the paper producer. We currently use several hundred chemical compounds in our roll cover manufacturing process. Our roll cover segment represented 34% of our net sales for each of the years ended December 31, 2012, 2011 and 2010.
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
In our roll covers segment, we have introduced a number of innovations to our roll cover and spreader roll products in recent years, including (1) the SmartRoll, the first continuous pressure sensing paper machine roll that enables the papermaker to maximize performance by knowing the pressure of the paper machine while the machine is running; (2) composite calender roll covers that use nanoparticle technology to improve roll cover durability and paper gloss; and (3) covers that use an improved polyurethane to increase abrasion and moisture resistance as well as responsiveness and stability.
Our portfolio of patented and proprietary product and manufacturing technologies differentiates our product offerings from others in the market and allows us to deliver high value products and services to our customers. As of December 31, 2012, we had approximately 270 issued patents and approximately 100 pending patent applications. Our patents and patent applications cover approximately 60 different inventions. We currently license certain of our patents and technologies to some of our competitors, which we believe helps further demonstrate our technological leadership in the industry. We believe that the technological sophistication of our products and the capital-intensive nature of our business present significant challenges to any potential new competitors in our field.
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
In the first half of 2011, global paper and board production continued the recovery that began in 2010, particularly in developing countries. As international shipments of manufactured goods increased, containerboard production recovered particularly strongly, contributing over 50% of the total global improvement. The paper and board production recovery stalled beginning in the second half of 2011 and remained flat throughout 2012, particularly in Europe and South America.

Business Strategy
The primary components of our business strategy are:

•
Reduce cost structure and improve profitability - The paper industry has been going through a transition in paper grades, such as printing and writing and newsprint as technology has reduced demand for printed materials, particularly in developed markets. We are committed to continually evaluating shifting market requirements to ensure that our production capacity and cost structure are optimized to reflect changing market dynamics.

•
Continue to expand in Asia - The growth in developing markets, most notably China, is driving paper production globally. By 2017, it is estimated that paper production in Asia will grow 25%, increasing to 50% of the total worldwide paper production. In order to increase our profitability and reduce lead times in Asia, we are committed to shifting or developing production capabilities to service this expanding market.

•
Accelerate growth activities in non paper markets - Our paper machine clothing and roll cover products are used in the production process of other industries and provide us with growth opportunities outside of the paper industry. We are committed to evaluating and addressing these market opportunities. We believe we can grow the non paper portion of our business to improve our overall profitability.

•
Develop a strong management team to drive execution of strategy and improved performance - We are committed to the retention and development of our management team and the addition of functional leadership where necessary to enable us to develop and execute strategies necessary to improve the performance of the business.

Products
We operate through two principal business segments, clothing and roll covers. Our clothing segment products include various types of industrial textiles used on paper-making machines and other industrial applications. Through our roll covers segment, we manufacture various types of roll covers, refurbish previously installed roll covers, provide mechanical services for the internal mechanisms of rolls used on paper-making machines and manufacture spreader rolls. For additional financial information about our clothing and roll covers segments, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 "Business Segment Information" to the accompanying audited consolidated financial statements.
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
We manufacture three general types of clothing products used on paper-making machines—forming fabrics, press felts and dryer fabrics—each of which is located in a different section of a machine. Forming fabrics and press felts are typically replaced several times a year, but replacement frequency varies significantly by the grade of paper being produced, the manner in which the paper-making machine is operated and the quality of raw materials used in the paper stock. Dryer fabrics are replaced less frequently, with replacement typically taking place approximately once per year.
Forming fabrics. Forming fabrics are used at the beginning of paper-making machines, where highly diluted paper stock is deposited on the forming fabric while the fabric is traveling at a very high speed. Forming fabrics allow water to drain from the paper stock, creating an initial wet sheet. Forming fabrics must be sufficiently porous to allow water to drain evenly and quickly, yet tight enough to retain and align the fiber and other materials that form the sheet of paper. They must also be strong enough to withstand high mechanical stresses. Forming fabrics are custom-manufactured in single, double, and triple layer designs in a variety of meshes to suit particular machines and paper grades. Customers are increasingly demanding the higher-priced triple layer designs that remove more moisture and produce higher quality paper. In 2012, forming fabrics accounted for approximately 39% of net sales in our clothing segment.
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
Press felts differ from forming fabrics and dryer fabrics due to the addition of several layers of staple fiber that are needled into the fabric base. The staple fiber provides a smooth surface to meet the wet sheet of paper and creates a wicking effect to remove water from the paper sheet as it is pressed under high pressure between press rolls. Press felts are manufactured in a variety of designs, including lightweight single layer felts, multi-layer laminated endless felts and seamed felts that allow for reduced installation times. In 2012, press felts accounted for approximately 43% of net sales in our clothing segment.
Dryer fabrics. Dryer fabrics are used to transport the paper sheet through the drying section of paper-making machines, where high temperatures from large, steam-heated dryer cylinders evaporate the remaining moisture from the paper sheet. Dryer fabrics, which are less technically advanced than forming fabrics or press felts, are woven from heat-resistant yarns with a coarser mesh than forming fabrics. In 2012, dryer fabrics accounted for approximately 6% of net sales in our clothing segment.
Industrials and Other. We manufacture other fabrics used in other industrial applications, such as pulp, non-woven textiles, fiber cement, tannery sludge dewatering and textiles manufacturing. In 2012, net sales for such industrial applications accounted for 12% of net sales in our clothing segment. We also manufacture auto-joining equipment used in clothing production. Net sales of auto-joining equipment accounted for less than 1% of net sales in our clothing segment in 2012.
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
Roll Covers and Services
In our roll covers segment, the majority of our sales are generated through the replacement and refurbishment of roll covers and spreader rolls, the manufacturing of new spreader rolls and we also provide general mechanical maintenance and repair services for the internal mechanisms of rolls.
Roll covers. We manufacture, refurbish and replace covers of all types of roll applications used in paper-making machines, such as press section rolls including suction rolls, lump breaker rolls, coater rolls, sizing rolls, calendar rolls and all purpose conveying rolls. There can be up to 200 such rolls in a typical paper-making machine. These metal rolls, which can be up to 39 feet long, 6 feet in diameter and weigh 500 to 140,000 pounds, are covered with an exterior layer of rubber, polyurethane, composite or ceramic, each of which is designed for use in a particular phase of the paper-making process. Roll covers operate in temperatures up to 400 degrees Fahrenheit, under pressures up to 12,000 pounds per square inch and at speeds up to 10,000 feet per minute. Roll covers are typically replaced every two to five years.
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
Roll covers accounted for approximately 55% of our total net sales in our roll covers segment in 2012.
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

We offer a wide range of mechanical maintenance and repair services for the internal mechanisms of rolls. Paper producers are increasingly finding it economical to have the company that refurbishes or replaces a roll cover also perform work on the internal roll mechanisms at the same time, which avoids having multiple suppliers and incurring additional time and transportation charges. We have begun performing such services to meet the demands of our customers and attempt to gain a competitive advantage. As of December 31, 2012, we provide major mechanical services at ten locations around the world. Roll cover refurbishment services and mechanical services accounted for approximately 26% of our total net sales in our roll covers segment in 2012.
Spreader rolls. We manufacture and repair spreader rolls, which are small-diameter curved rolls used throughout a paper-making machine to stretch, smooth and remove wrinkles from the paper and clothing. There are approximately five to seven spreader rolls in a typical paper-making machine. Spreader rolls and related services accounted for approximately 19% of our total net sales in our roll covers segment in 2012.
New Roll Products. We have introduced a number of innovations to our roll cover and spreader roll products in recent years, including composite calendar roll covers that use nanoparticle technology to improve roll cover durability and paper gloss, as well as covers that use an improved polyurethane to increase abrasion and moisture resistance as well as responsiveness and stability. We are evaluating new products, which will use different materials and utilize different sales channels and provide enhancements to our existing product line. In late 2008, we introduced SmartRoll, the first continuous pressure sensing paper machine roll. SmartRoll enables the paper maker to maximize performance by qualitatively measuring the operating pressures of the paper machine while the machine is running. As of December 31, 2012, customers have ordered 307 SmartRoll units and a large portion of those are already operational, confirming market acceptance.
In 2012, paper producers accounted for approximately 81% of net sales in our roll covers segment, and paper-making machine manufacturers accounted for approximately 7% of net sales. Net sales for use in other industrial applications, including steel, plastics, leather and textiles manufacturing, accounted for the remaining 12% of our net sales in our roll covers segment.
Customers
We supply leading paper producers worldwide. Our top ten customers accounted for 23.2% of net sales in 2012 and individually, no customer accounted for more than 6% of 2012 net sales. In 2012, 38.% of our net sales were generated in North America, 31% in Europe, 9% in South America, 20% in Asia-Pacific and 2% in the rest of the world. See Note 12 "Business Segment Information" to the accompanying audited consolidated financial statements for geographic information related to net sales and long-lived assets. Due to competitive market forces, we offer our customers payment terms similar to those offered by our competitors. Also, agreements with certain customers require us to maintain modest amounts of finished clothing inventory to assure those customers of supply continuity. We do not maintain finished rolls inventories.
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
We compete primarily based on the value, price and production lead times of our products. Competition with respect to both clothing and roll covers, particularly as it relates to our technologically advanced forming fabrics, press felts and roll covers, is based primarily on the value that the products deliver to the paper producer through the ability of such products to reduce production costs and improve paper quality. Also because our customers operate continuously, we aim to offer competitive delivery schedules from customer order to placement in their machines.
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
In the roll covers market, competition is also based on a supplier’s proximity to the paper producer’s facilities, which affects the transportation time and expense associated with refurbishing or replacing a roll cover, and on the supplier’s ability to provide mechanical services to a roll’s internal mechanisms while the roll cover is being refurbished or replaced. We offer an extensive network of facilities throughout the world and provide mechanical services at the majority of our locations.

Research and Development
Our continuing ability to deliver value depends on developing product innovations. As we create new and improved products we are often able to obtain patent protection for our innovations, which is indicative of our technical capabilities and creativity. Although we do not consider any single patent to be material to our business, we believe that, in the aggregate, our patents and other intellectual property provide us with a competitive advantage. At December 31, 2012, we have approximately 270 domestic and foreign patents outstanding and approximately 100 pending patent applications. Our patents and patent applications cover approximately 60 different inventions. Some of our competitors license our technology from us in exchange for royalty payments, although such licensing does not represent a material amount of our business. Research and development expenses totaled $11.7 million, $12.1 million and $11.4 million in 2012, 2011 and 2010, respectively, and were approximately 2.2% of our net sales in 2012 and 2.1% of our net sales in 2011 and 2010.
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
Technological advancements have resulted in weaving becoming an almost entirely automated process. Following weaving of a forming or dryer fabric, the two ends are permanently joined to form a continuous loop of clothing. Although significant automation has occurred in the joining process, it remains the most labor intensive of the clothing production process.
Press felts are woven in a continuous loop and undergo a process that is not necessary for forming and dryer fabrics. An additional layer of fibers is added to the outside surface with the use of an advanced needling machine, such that a very smooth felt surface is created.
All clothing then undergoes heat setting and chemical treating. Heat setting tightens the clothing giving it the necessary mechanical properties for the paper-making process. Finally, the clothing is meticulously inspected prior to being shipped to the customer.
The clothing production process is capital intensive and requires a variety of equipment, including warping equipment, weaving looms, heat set equipment, joining equipment, needle looms and finishing machines.

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
Raw Materials
Primary raw materials used in our paper machine clothing production are synthetic yarns and fibers. The primary raw materials used in our roll cover products are natural and synthetic rubber, epoxy resins and polyurethane. A number of suppliers provide the materials used in our product lines, so availability has not posed a significant concern, however, because both the clothing and certain roll cover materials are petroleum-based, their prices are subject to changes in the price of petroleum. Natural rubber prices tend to be influenced directly by the health of the automotive industry and have seen substantial increases as the industry recovered in 2011. In 2012 raw material prices stabilized and in some cases partially recovered.
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
We believe that any liability in excess of amounts provided in Note 9 "Commitments and Contingencies" to the accompanying audited consolidated financial statements which may result from the resolution of such matters will not have a material adverse effect on our financial condition, liquidity or cash flow.

Employees
As of December 31, 2012 we had 3,279 employees worldwide, of which 76% were manufacturing employees. As of December 31, 2012, 2,260 or 69% of our employees are members of labor unions, trade unions, employee associations or workers councils. We believe that we have good relations with our employees and the various groups that represent our employees.
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
We maintain a website at www.xerium.com to provide information to the general public and our shareholders on our products and services, along with general information on Xerium. We make our periodic and current reports available, free of charge, on our web site as soon as reasonably practicable after these reports are filed with, or furnished to, the SEC. Our corporate code of business conduct and ethics, our corporate governance guidelines, and the charters of each of the Audit, Compensation, and Nominating and Corporate Governance Committees of our board of directors are also made available, free of charge, on our website. Our corporate code of business conduct and ethics, which includes our code of ethics, and related waivers (if any) are posted on our website and we intend to post on our website and (if required) file on Form 8-K all disclosures required by applicable law or the rules of the SEC concerning any amendment to, or waiver from, our code of ethics. Copies of these documents may be obtained, free of charge, by writing Investor Relations, Xerium Technologies, Inc., 8537 Six Forks Road, Suite 300, Raleigh, North Carolina 27615, or telephoning us at 919-526-1444.

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
Risks Relating to Our Business and the Industry

Unfavorable global or regional economic conditions could reduce our net sales and profitability and as a result, our operating results may be adversely affected.

End-user demand for paper heavily influences the volume of paper produced on a worldwide basis and, ultimately, customer demand for our products. Although demand has improved since the financial crisis and recession that began in 2008, the global macroeconomic environment remains unstable. The slow recovery from the recession and the possible impact of significant government spending cuts or a future failure to raise the “debt ceiling” in the U.S., as well as the impact of the sovereign debt crisis and resulting austerity measures in Europe, has contributed to this instability and may continue to contribute to economic uncertainty for the foreseeable future. This uncertainty could have a negative and adverse impact on the end-users of paper and the companies with which we do business, which in turn could reduce the volume of demand for our products, adversely affecting our business.

For instance, while it appears concerns of imminent solvency events across Europe have abated, much uncertainty remains regarding the ability of the Eurozone to generate sustainable economic growth in the face of the substantial austerity measures imposed by European governments to address structural deficits. The austerity measures and the uncertainty regarding growth continue to have a negative impact on the European economy. A prolonged downturn resulting from these conditions could disrupt the current U.S. recovery and weaken global trade, hamper key emerging markets such as China and India, and result in another global recession with reduced demand and lower prices for paper.
Among the various impacts stemming from these potential economic conditions, the following represent the most material to our operations and industry:

•	regional economic recession which could spread globally, significantly impacting the demand for paper and, consequently, our products;

•	severe tightening or shut down of credit markets resulting in a deterioration of our customers’ credit quality or access to cash lowering the realization rate on our accounts receivable; and

•	substantial depreciation of the foreign currencies that we use in our business against our reporting currency, the U.S. Dollar, resulting in increased currency translation risk.
The economic developments mentioned above could have a significant negative impact on our earnings, cash flows, access to capital, liquidity and financial position.
A continued structural downturn in the paper industry could adversely affect our net sales and profitability.
Because demand for our products has been driven primarily by the volume of paper produced on a worldwide basis, trends that affect the production level of the paper industry, such as declining demand for newsprint and printing and writing paper due to increased adoption of digital media, will impact our business and financial results.
The profitability of paper producers has historically been highly cyclical due to wide swings in the price of paper, driven to a high degree by the oversupply of paper during periods when paper producers have more aggregate capacity than the market requires. In response to significant changes in the sector, particularly in late 2008 and 2009, and other technological shifts affecting paper consumption, paper producers have continually sought to improve the balance between the supply of and demand for paper. As part of these efforts, they have permanently shut down many paper-making machines or entire manufacturing facilities. Should papermakers continue to experience low levels of profitability, we would expect that further consolidation among papermakers, reducing the number of paper producers, and shutdowns of paper-making machines or facilities could occur, particularly in Europe and North America, until there is a better balance between supply and demand for paper and the profit levels of paper producers improve.
Global paper production growth that does occur could be moderated by the level of industry consolidation and paper-machine shutdown activity that appears to be an underlying global trend, except in Asia. In 2012, substantial declines in European paper production outweighed any paper production growth we saw in other regions. We have continued to see the trend that paper producers are focusing on cost reduction strategies and, as a result, are extending the life of roll covers and clothing products through additional maintenance cycles before replacing them. A continued structural downturn in the paper industry, either globally or in a particular region, could cause our paper manufacturing customers to reduce production, cease operations or declare bankruptcy, each of which would adversely affect our net sales and profitability.

We have announced several restructuring actions aimed at realigning our cost structure with market demand in the paper industry and anticipate pursuing further restructuring activities in the future, all of which have and will require significant expenditures and may not be successful.

During 2012, we announced various operational restructuring measures in response to changed market conditions in the paper industry triggered by the structural realignment between supply of and demand for paper. For example, we have announced the termination of sales agency relationships in Europe, the closure of our French rolls plant, the closure of a clothing production line in Argentina, workforce reductions in Germany, and the proposed closures of our Charlotte spreader roll facility and our clothing facility in Spain. We anticipate pursuing additional cost reduction programs in the future.

In connection with these cost reduction measures and with any future plant closures or workforce reductions, delays or failures in the transition of production from a closed facility to our other facilities or the rate of absorption of job assignments by the remaining workforce could also adversely affect our financial performance. We may not recoup the costs of programs we have already initiated, or other programs we may in the future decide to engage in, the costs of which may be significant. In addition, our profitability may decline if our restructuring efforts do not sufficiently reduce our future costs while at the same time positioning us to maintain or increase our sales and gross margins.
Price competition in our industry could adversely affect our gross margins and net sales.
Historically, we and our competitors have been able to sell clothing and roll cover products and services at favorable prices that reflect the value they deliver to customers. This favorable pricing has been particularly derived from our more technologically advanced products, such as forming fabrics, press felts and advanced roll covers. In the event that competition increases due to global economic conditions or continued over capacity in the paper manufacturing industry, we may be required to price our products, in some cases, at levels insufficient to realize our historical gross margins. Such pricing pressure from our competitors might require price decreases or make us unable to affect planned price increases and, thereby, adversely affect our profitability.

Balancing production levels at our manufacturing facilities could negatively affect our production, customer order time, product quality, labor relations or gross margin.
As part of our efforts to reduce our costs, we have attempted to reduce or eliminate excess manufacturing capacity through closure of certain of our manufacturing plants and consolidation of our production. As a result, however, from time to time our ability to meet customer demand for our products may rely on our ability to operate our remaining manufacturing facilities at or near capacity on an uninterrupted basis. Our manufacturing facilities are dependent on critical equipment, and operating such equipment at or near capacity for extended periods may result in increased equipment failures or other reliability problems, which may result in production shutdowns or periods of reduced production. Such disruptions could have an adverse effect on our operations and financial results. In addition, insufficient manufacturing capacity or other delays may cause our customer order times to increase and our product quality to decrease, which may increase warranty costs and negatively affect customer demand for our products and customer relations generally. Operating our facilities at or near capacity may also negatively affect relations with our employees, which could result in higher employee turnover, labor disputes and disruptions in our operations. On the other hand, if we anticipate or experience a significant decrease in demand for our products, we may choose to temporarily decrease production or idle manufacturing facilities and employees. While decreasing production may mitigate some of the risks of operating at or near capacity discussed above, a significant drop off in production to meet lower demand, including idling facilities or employees, may negatively impact our gross margin.
Fluctuations in currency exchange rates could adversely affect our net sales, profitability and compliance with our debt covenants.
Our foreign operations expose us to fluctuations in currency exchange rates and currency devaluations. We report our financial results in U.S. Dollars, but a substantial portion of our sales, expenses and debt are denominated in Euros and other currencies. As a result, changes in the relative values of U.S. Dollars, Euros and other currencies will affect our levels of net sales and profitability. Currency fluctuations, as they pertain to the Euro, generally have a greater effect on the level of our net sales due to the amount of business we conduct in Euros. An increase in the U.S. Dollar against the Euro generally results in a decrease to net sales and net income. Increases in the U.S. Dollar against other currencies, such as the Brazilian Real, would not impact consolidated net sales as much, as a significant portion of sales in that country is denominated in or indexed to U.S. Dollars, but generally would increase net income as local currency costs would be translated into lower U.S. Dollar expenses for financial reporting purposes. We would expect a similar but opposite effect in a period in which the value of the U.S. Dollar decreases against these currencies. Although in certain circumstances we attempt to hedge our exposure to fluctuations in currency exchange rates, our hedging strategies may not be effective.
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

We have manufacturing facilities in 13 foreign countries. In 2012, we sold products in approximately 66 countries other than the United States, which represented approximately 70.8% of our net sales. Operating in foreign countries presents challenges unique to each country such as in hiring employees, our relations with various parties, including suppliers and governmental agencies, and in production.
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

Our top ten customers generated 23.2% of our net sales during 2012. The loss of several major customers, financial difficulties faced by our customers or a substantial decrease in such customers’ purchases from us, could have a material adverse effect on our net sales and profitability. Because we do not generally have binding long-term purchasing agreements with our customers, there can be no assurance that our existing customers will continue to purchase products from us.
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
Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.
          Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to our information technology (IT) systems to sophisticated and targeted measures known as advanced persistent threats. While we employ comprehensive measures to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations.
We may be adversely affected if we fail to attract and retain key personnel.
Our future success depends on the continued contributions of our key senior management personnel, including members of our senior sales staff and research and development team. The loss of services of any one or more of our key personnel might significantly delay or prevent the achievement of our business objectives and could cause us to incur additional costs to recruit replacements. Each member of our executive management team may terminate his or her employment at any time. We do not maintain “key person” life insurance with respect to any of our executives.
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
As of December 31, 2012, we had 3,279 employees worldwide, approximately 15% of whom were subject to protection of various North American collective bargaining agreements and approximately 54% of whom were subject to job protection as members of European or South American trade unions, employee associations or workers’ councils. As of December 31, 2012, approximately 3% of the employees subject to North American collective bargaining agreements (or approximately 1% of our total employees) were covered by an agreement that was set to expire prior to December 31, 2013. We cannot be certain that we will be able to renew the collective bargaining agreement set to expire this year, or enter into a new collective bargaining agreement that does not adversely affect our operating result, or that we will be without production interruptions, including labor stoppages. In addition, all of our European and South American employees subject to job protection as members of trade unions, employee associations or workers’ councils are subject to arrangements that typically result in higher negotiated or mandated salary increases on either an annual or biannual basis. We cannot be certain that the terms of employment applicable to such employees will not change in the future in a manner which adversely affects our operating results. We cannot be certain that we will not experience disruptions in our operations as a result of labor disputes or experience other labor relations issues. If we are unable to maintain good relations with our employees, our ability to produce our products and provide services to our customers could be reduced and/or our production costs could increase, either of which could disrupt our business and reduce our net sales and profitability.
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
In November 2011, Xerium Technologies Brasil Indústria e Comércio S.A., a Brazilian indirect subsidiary, received a notice of proposed income tax assessment from the Federal Revenue Department of the Ministry of Finance of Brazil originally totaling approximately $41.8 million in taxes, penalties and interest (subject to currency exchange rates). Although there can be no assurances, we believe at this time, that it is more likely than not that we will prevail on every tax position under examination and therefore have not accrued any amounts related to this assessment. Because we are at a preliminary stage of the process for resolving this dispute with the Federal Revenue Department, we cannot assure a favorable outcome and cannot currently estimate the timing of the final resolution of this matter. We believe we have meritorious defenses, are vigorously contesting this matter and, if the administrative courts of the Federal Revenue Department do not rule in our favor, intend to appeal our case to the Brazilian judicial courts. However, if management's view of our position and the probable outcome of the assessment changes or the Federal Revenue Department's position is sustained by Brazilian judicial courts, the amount accrued would adversely impact our financial condition and results of operations in the period in which any such determination or decision is made.
Risks Relating to Our Capital Structure
Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to plan for and react to changes in the economy, our industry or our business and prevent us from meeting our debt obligations.
We are significantly leveraged. As of December 31, 2012, our total indebtedness was approximately $445.0 million. Our substantial degree of leverage could have important consequences to us, including the following:

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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing the Notes do not fully prohibit us or our subsidiaries from doing so. If we incur any additional indebtedness that ranks pari passu with our 8.875% senior unsecured notes due 2018 (the "Notes"), the holders of that new debt will be entitled to share ratably with the Note holders in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us. This may have the effect of reducing the amount of proceeds paid to our Note holders. Additionally, our Credit Facility includes up to a $30.0 million committed revolving credit facility, under which we may borrow from time to time. Furthermore, we have an uncommitted incremental credit facility allowing for increases under the revolving credit facility and term loans, and borrowing of new tranches of term loans, in each case, up to an aggregate principal amount not to exceed the greater of (i) $100.0 million and (ii) our and our subsidiaries’ Adjusted EBITDA (as defined in the agreement governing our Credit Facility) for the most recent four fiscal quarters. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Credit Facility and Notes” for a more complete description of the terms and features of the Credit Facility and the Notes.
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
In addition, the restrictive covenants in our Credit Facility require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we can give no assurance that we will meet them. A breach of any of these covenants could result in a default under our Credit Facility. Upon the occurrence of an event of default under our Credit Facility, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our Credit Facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our Credit Facility. If the lenders under our Credit Facility accelerate the repayment of borrowings, there can be no assurance that we will have sufficient assets to repay our Credit Facility and our other indebtedness, including the Notes, or borrow sufficient funds to refinance such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.
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
Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. There can be no assurance that our future operating performance will generate sufficient cash flows to support our cash requirements. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. There can be no assurance that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including the Credit Facility or the indenture that governs our Notes. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Credit Facility and the indenture that governs the Notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or obtain the proceeds which we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due.
If we cannot make scheduled payments on our debt, we will be in default and, as a result our debt holders could declare all outstanding debt to be due and payable; the lenders under our Credit Facility could terminate their commitments to lend us money, declare all outstanding amounts there under due and payable, and foreclose against the assets securing their borrowings; and we could be forced into bankruptcy or liquidation, which could result in our security holders’ loss of their investment.
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
Our non-guarantor subsidiaries accounted for approximately $407.6 million or 75.7% of our net sales for the twelve month period ended December 31, 2012 and $470.7 million or 76.1% of our total assets and $389.1 million or 60.1% of our total liabilities as of December 31, 2012.
A Note holder’s right to receive payments on the Notes is effectively junior to those lenders who have a security interest in our assets.
Our obligations under the Notes and the guarantors’ obligations under their guarantees of the Notes are unsecured. As a result, the Notes and the related guarantees are effectively subordinated to all of our and the guarantors’ secured indebtedness to the extent of the value of the assets securing such indebtedness. Our obligations under our Credit Facility are secured by a pledge of substantially all of our and our guarantors’ tangible and intangible assets. In the event that we or a guarantor are declared bankrupt, become insolvent or are liquidated or reorganized, our obligations under our Credit Facility and any other secured obligations will be entitled to be paid in full from our assets or the assets of such guarantor, as the case may be, pledged as security for such obligation before any payment may be made with respect to the Notes. Holders of the Notes would participate ratably in our remaining assets or the remaining assets of the guarantor, as the case may be, with all holders of unsecured indebtedness that are deemed to rank equally with the Notes, based upon the respective amount owed to each creditor. In addition, if we default under our Credit Facility, the lenders could declare all of the funds borrowed thereunder, together with accrued interest, immediately due and payable. If we were unable to repay such indebtedness, the lenders could foreclose on the pledged assets to the exclusion of holders of the Notes, even if an event of default exists under the indenture under which the Notes were issued at such time. Furthermore, if the lenders foreclose and sell the pledged equity interests in any subsidiary guarantor under the Notes, then that subsidiary guarantor will be released from its guarantee of the Notes automatically and immediately upon such sale. In any such event, because the Notes are not secured by any of our assets or the equity interests in subsidiary guarantors, it is possible that there would be no assets remaining from which Note holder claims could be satisfied or, if any assets remained, they might be insufficient to satisfy Note holder claims fully.
As of December 31, 2012, we and our guarantor subsidiaries had $200.5 million of secured indebtedness under our Credit Facility which does not include additional borrowing availability under our revolving credit facility or incremental facility. The indenture governing the Notes permits the incurrence of substantial additional indebtedness by us and our restricted subsidiaries in the future, including secured indebtedness. Any secured indebtedness incurred would rank senior to the Notes to the extent of the value of the assets securing such indebtedness.
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
On December 31, 2012, the last trading day in 2012, the closing price of our common stock was $3.05 as compared with $6.54 as of December 31, 2011. During the twelve months ended December 31, 2012, the lowest price of our common stock was $2.64 and the highest price was $9.84.
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
On the date we emerged from bankruptcy protection, referred to as the Effective Date, by operation of the plan of reorganization, all of our common stock then outstanding, par value $0.01 or old common stock, was canceled and approximately 82.6% of our new common stock, par value $0.001 was issued to our lenders. Holders of our old common stock were issued approximately 17.4% of the new common stock, along with warrants to purchase up to an additional 10% of the new common stock outstanding on the Effective Date on a fully diluted basis. Also pursuant to the plan of reorganization, a majority of the directors serving on our reconstituted Board of Directors were nominated by certain of our then-lenders, including American Securities LLC (together with its affiliates, “American Securities”) and Carl Marks Strategic Investments, L.P. (together with its affiliates, “Carl Marks”). We also entered into director nomination agreements with certain of our then-lenders, including American Securities and Carl Marks, pursuant to which the applicable lender(s) may designate one individual for nomination to our Board of Directors, so long as the lender(s) continues to own at least 50% of the new common stock issued to such lender(s) under the plan of reorganization.
As of March 2, 2013, Carl Marks owns 13.5% of the outstanding shares of our common stock. Mr. Wilson, who is a general partner of Carl Marks Management Company, is also a member of our Board of Directors. As a result, Carl Marks has a strong ability to influence our business, policies and affairs, and we cannot be certain that their interests will be consistent with the interests of other holders of our common stock. Additionally, because American Securities, which owns 14.1% of the outstanding shares of our common stock as of March 1, 2013, has the right to appoint a director nominee to the Board pursuant to the Director Nomination Agreement, if American Securities chose to exercise that right, the individual they select would also have a strong ability to influence our business, policies and affairs, and we could not be certain that their interests would be consistent with the interests of other holders of our common stock.
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
Our common stock is currently listed on the NYSE. On August 2, 2012, we received a notice from the NYSE informing us that our average market capitalization over a 30 consecutive trading day period had been less than $50 million at the same time that our stockholders’ equity was less than $50 million as of the most recent balance sheet date. As of March 1, 2013 when our stock price closed at $5.20, our 30-day average market capitalization was $69.4 million and at December 31, 2012, our stockholders’ deficit was $(29.1) million, as reflected on the balance sheet included in this December 31, 2012 annual report. Although our 30-day average market capitalization currently exceeds $50 million, there can be no assurance that it will remain above the required NYSE criteria. Additionally, we have submitted, and the NYSE has accepted, a plan to regain compliance with the market capitalization listing standards within 18 months. If we are unable to regain compliance with this NYSE continued listing standard in accordance with our plan in a timely manner, the NYSE could delist our stock which could negatively impact us and our stockholders by reducing the liquidity and market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
As of December 31, 2012, we operate 34 facilities, of which 30 are manufacturing facilities in the following 13 countries: Argentina, Austria, Australia, Brazil, Canada, China, Finland, Germany, Italy, Japan, Mexico, Spain and the United States. Of the 30 manufacturing facilities that we operate, 11 are clothing manufacturing facilities, 17 are rolls manufacturing facilities and 2 are both clothing and rolls facilities. Almost all of our facilities are owned by us, rather than leased.
Excluded from the above property information is a vacant facility which is held for sale at December 31, 2011 and 2012 and a rolls facility which ceased production in the fourth quarter of 2012 and is held for sale at December 31, 2012.

ITEM 3.	LEGAL PROCEEDINGS
We and our subsidiaries are involved in various legal matters, which have arisen in the ordinary course of business as a result of various labor claims, taxing authority reviews and other legal matters. As of December 31, 2012, we accrued an immaterial amount in our financial statements for these matters for which we believed the possibility of loss was either probable or possible, and we were able to estimate the damages or, under applicable income tax accounting guidance, it was more likely than not we would not be able to sustain a particular income tax position. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.
Governmental Proceedings and Undertakings.
In November of 2011, the Federal Revenue Department of the Ministry of Finance of Brazil (“FRD”) issued a tax assessment against our indirect subsidiary, Xerium Technologies Brasil Indústria e Comércio S.A. (“Xerium Brazil”), challenging the goodwill recorded in the 2005 acquisition of Wangner Itelpa and Huyck Indústria e Comércio S.A. by Robec Brasil Participações Ltda. The original assessment denies the amortization of that goodwill against net income for the years 2006 through 2010 and originally sought payment of approximately $41.8 million (subject to currency exchange rates) of tax, penalties and interest. We believe the transactions in question (i) complied with Brazilian tax and accounting rules, (ii) were effected for a legitimate business purpose, to consolidate our operating activities in Brazil into one legal entity, and (iii) were properly documented and declared to Brazilian tax and corporate authorities. Based on the foregoing, Xerium Brazil filed a response with the FRD in December 2011 disputing the tax assessment. In December 2012, an administrative panel at the first administrative appeals level within the FRD rendered a decision upholding the assessment, but reducing the penalties claimed by fifty percent. This decision reduced the total assessment by approximately $11.2 million to $30.5 million as of December 31, 2012, although the reduced penalty will be appealed by Brazilian federal attorneys. On January 18, 2013, Xerium Brazil appealed the decision of this first administrative panel to the second of three administrative appeals courts potentially available to it within the FRD.
Although there can be no assurances, we believe at the time of this filing, that it is more likely than not that we will prevail on every tax position under examination and therefore we have not accrued any amounts related to this assessment.  Because we are still at a preliminary stage of the process for resolving this dispute with the FRD, we cannot assure a favorable outcome and cannot currently estimate the timing of the final resolution of this matter. We believe we have meritorious defenses, are continuing to vigorously contest this matter and, if the administrative courts of the FRD do not rule in our favor, intend to appeal our case to the Brazilian judicial courts. However, if management's view of our position and the probable outcome of the assessment changes or the FRD's position is sustained by Brazilian judicial courts, the amount accrued would adversely impact our financial condition and results of operations in the period in which any such determination or decision is made.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is quoted on the New York Stock Exchange under the symbol “XRM”. On March 1, 2013, there were approximately 106 stockholders of record of our common stock and the closing price of our common stock as reported by the New York Stock Exchange was $5.20 per share. The following table lists the high and low sales prices for our common stock within the two most recent fiscal years.

Period	High	Low
2012
Fourth quarter	$3.71	$2.95
Third quarter	$4.51	$2.83
Second quarter	$6.80	$2.64
First quarter	$9.84	$6.20
2011
Fourth quarter	$11.04	$6.30
Third quarter	$19.07	$10.02
Second quarter	$25.51	$17.58
First quarter	$24.45	$15.75
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
Our current credit facility limits, and our previous credit facility prohibited our payment of dividends and accordingly, we made no such payments during the years ended December 31, 2011 and 2012.

Comparison of 5 Year Cumulative Total Return *

140
120
100
80
60
40
20
0
Index Value
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Period Ending
Xerium Technologies, Inc.
S&P 500
Dow Jones US Paper

* $100 invested on 12/31/2007 in stock or index, including reinvestment of dividends. Excludes value of warrants distributed to shareholders in May of 2010. Fiscal year ending December 31.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with our financial statements and the related Notes to Consolidated Financial Statements. All per share amounts have been adjusted to reflect a 20-to-1 reverse stock split of our common stock occurring on May 25, 2010.

	Year ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Statement of operations data:
Net sales	$538,740	$586,960	$548,334	$500,091	$638,139
Costs and expenses:
Cost of products sold	345,171	370,754	333,958	312,596	394,467
Selling	76,083	79,407	72,883	66,808	80,175
General and administrative	63,701	62,012	74,798	56,169	92,112
Research and development	11,681	12,097	11,427	11,309	11,740
Restructuring	25,708	1,589	10,004	4,080	16,968
Goodwill impairment	—	—	—	80,600	—
Curtailment/settlement gains	—	—	—	—	(39,968)
Total operating costs and expenses	522,344	525,859	503,070	531,562	555,494
Income (loss) from operations	16,396	61,101	45,264	(31,471)	82,645
Other income (expense):
Interest expense, net	(37,878)	(39,150)	(56,795)	(67,300)	(58,504)
Gain (Loss) on extinguishment of debt	243	(2,926)	—	—	—
Foreign exchange (loss) gain	(358)	(156)	1,668	(905)	6,356
(Loss) income before reorganization items and benefit (provision) for income taxes	(21,597)	18,869	(9,863)	(99,676)	30,497
Reorganization expense	—	—	(44,957)	—	—
(Loss) income before benefit (provision) for income taxes	(21,597)	18,869	(54,820)	(99,676)	30,497
Benefit (provision) for income taxes	3,562	(10,679)	(18,266)	(12,317)	(3,901)
Net (loss) income	$(18,035)	$8,190	$(73,086)	$(111,993)	$26,596
Net (loss) income per common share—basic	$(1.18)	$0.54	$(7.29)	$(45.80)	$11.60
Net (loss) income per common share—diluted	$(1.18)	$0.54	$(7.29)	$(45.80)	$11.60
Cash dividends per common share	$—	$—	$—	$—	$—

	Year ended December 31,
	2012	2011	2010	2009	2008
Balance sheet data (at end of period):
Unrestricted cash and cash equivalents	$34,777	$43,566	$38,701	$23,039	$34,733
Total assets	618,843	665,721	689,942	693,511	818,097
Total debt	444,992	469,054	481,177	640,121	616,957
Total stockholders’ (deficit) equity	(29,061)	(2,305)	18,735	(119,657)	(27,581)
Cash flow data:
Net cash provided by operating activities	$39,322	$45,208	$20,734	$16,131	$77,068
Net cash used in investing activities	(20,617)	(8,688)	(37,488)	(14,171)	(35,233)
Net cash (used in) provided by financing activities	(27,472)	(31,463)	32,626	(14,630)	(32,312)
Other financial data:
Depreciation and amortization	$40,838	$43,686	$41,281	$41,867	$45,928
Capital expenditures	21,705	30,154	27,928	19,532	39,028

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed in a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is custom engineered to fit each individual paper-making machine and process. For the year ended December 31, 2012, our clothing segment represented 66% of our net sales.
Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by the paper producer. Roll covers are tailored to individual paper-making machines and processes, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and we manufacture new and rebuilt spreader rolls. We also provide various related products and services to our customers, both directly and through third party providers, as a growing part of our overall product offering through our roll covers sales channels. For the year ended December 31, 2012, our roll cover segment represented 34% of our net sales.
Industry Trends and Outlook

Historically, demand for our products has been driven primarily by the volume (tonnage) of paper produced on a worldwide basis, which in turn is affected by global economic conditions. Since 2000, paper producers have taken actions that seek to structurally improve the balance between the supply of, and demand for, paper in response to the industry's highly cyclical swings in profitability driven by the oversupply of paper during periods when paper producers have more aggregate capacity than the market requires. As part of these efforts, they have permanently shut down many paper-making machines or entire manufacturing facilities.

Between the second half of 2008 and 2009, the global paper industry experienced a sharp reduction in production levels, caused by the general slowdown in economic activity and related paper consumption during the same period. One of the results of this recession driven reduction in demand for paper products was that the paper manufacturers dramatically and quickly reduced production through accelerated curtailments of machines and complete mill shutdowns that were already an underlying trend. These additional curtailments, which began in late 2008, served to reduce inventories and attempt to match output with demand. By early 2010, most mills and equipment not permanently shuttered had resumed production.

Beginning about the same time the paper industry began to address the structural balance between the supply and demand for paper, the widespread adoption of e-commerce and digitalization of traditionally printed material has resulted in a prolonged decline in newsprint and printing and writing grades of paper. This longer term decline has been partially offset by increases in the production of packaging grades, both as a consequence of globalization of manufacturing and as a result of the increase of tissue/personal care products which have increased as global GDP has risen, particularly in the developing world. In 2010 and 2011, global paper and board production began to recover from the economic recession and show growth, particularly in developing countries. As international shipments of manufactured goods increased, containerboard production recovered particularly strongly, contributing over 50% of the total global improvement. The paper and board production recovery, however, stalled in the second half of 2011 and remained weak throughout 2012, particularly in Europe and South America.

In the near term, we expect that global paper and board manufacturers' operating rates will remain near their 2012 levels, while industry forecasters predict the growth of global paper production from 2013 to 2015 to be between approximately 2% and 4% per annum. Generally, and over time, we expect growth in paper production to be greater in Asia-Pacific, South America and Eastern Europe than in the more mature North American and Western European regions, where demand may decline.

Despite projected growth, many paper producers continue to experience low levels of profitability. Any anticipated global paper production growth would be moderated by further consolidation among papermakers, reduction in the number of paper producers, and shutdowns of paper-making machines or facilities, which we believe will continue, particularly in Europe and North America, until there is a better balance between supply and demand for paper and the profit levels of paper producers improve.

Also affecting machine curtailments are structural productivity gains from new paper machine designs that have fewer rolls and from improved products that we and our competitors supply, which enable paper producers to manufacture more paper with fewer machines. In particular, market recognition of the extended life of our roll cover products has, and will likely continue to, negatively impact demand for these products and their volume potential. Additionally, we are seeing a trend that paper producers are placing an increasing emphasis on maintenance cost reduction and, as a result, are extending the life of roll covers through additional maintenance cycles before replacing them. However, we believe volume declines would be at least partially offset by our introduction of new products with the extended life qualities that our customer's desire and increasing market share of proprietary products such as our SmartRoll™.

In response to this, we expect to continue to focus our research and development efforts on new products that deliver increased value to our customers and for which they will pay increased prices. In addition, we intend to continue to enhance and deploy our value added selling approach as part of our strategy to differentiate our products, while at the same time we remain focused on cost reduction and efficiency programs.

The negative paper industry trends described above are likely to continue. We believe that the paper industry will continue to experience an increased emphasis on cost reduction and continued paper-machine shutdown activity. These underlying industry dynamics could negatively impact our business, results of operations and financial condition and are the key drivers behind our strategy to reduce our cost structure, align our geographic footprint with anticipated growth in the South America and Asia-Pacific regions and grow our non-paper business revenue streams.
Net Sales and Expenses
Net sales in both our clothing and roll covers segments are primarily driven by the following factors:

•	The volume (tonnage) of worldwide paper production;

•	Our ability to introduce new products that our customers value and will pay for;

•	Advances in the technology of our products, which can provide value to our customers by improving the efficiency of paper-making machines and reduce their manufacturing costs;

•	Growth in developing markets, particularly in Asia;

•	The mix of paper grades being produced;

•	Our ability to enter and expand our business in non-paper products; and

•	The impact of currency fluctuations.
Net sales in our roll covers segment include our mechanical services business. We have expanded this business in response to demand from paper producers that we perform work on the internal mechanisms of their rolls while we refurbish or replace a roll cover. In our clothing segment, a small portion of our business has been conducted pursuant to consignment arrangements; for these, we do not recognize a sale of a product to a customer until the customer places the product into use, which typically occurs some period after the product is shipped to the customer or to a warehouse location near the customer’s facility. As part of the consignment agreement, we deliver the goods to a location designated by the customer. In addition, we agree to a “sunset” date with the customer, which represents the date by which the customer must accept all risks and responsibilities of ownership of the product and payment terms begin. For consignment sales, revenue is recognized on the earlier of the actual product installation date or the “sunset” date.
Our operating cost levels are impacted by total sales volume, raw material costs, the impact of inflation, foreign currency fluctuations and the success of our cost reduction programs.
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
The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $11.7 million, $12.1 million and $11.4 million for the years ended December 31, 2012, 2011 and 2010 respectively.

Foreign Exchange
We have a geographically diverse customer base. In the year ended December 31, 2012, we generated approximately 38% of our net sales in North America, 31% in Europe, 9% in South America, 20% in Asia-Pacific and 2% in the rest of the world.
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
Currency fluctuations have a greater effect on the level of our net sales than on the level of our income (loss) from operations. For example, in the year ended December 31, 2012 as compared to the year ended December 31, 2011, the change in the value of the U.S. Dollar against most of the currencies we conduct our business in resulted in net currency decreases in net sales of $20.1 million, yet income from operations currency effects increased by $4.8 million. Although the year ended December 31, 2012 results reflect a period in which the value of the U.S. Dollar increased against the Euro as compared to the year ended December 31, 2011, we would expect an opposite effect in a period in which the value of the U.S. Dollar decreases.
During the year ended December 31, 2012, we conducted business in 9 foreign currencies. The following table provides the average exchange rate for the year ended December 31, 2012 and the year ended December 31, 2011 of the U.S. Dollar against each of the four foreign currencies in which we conduct the largest portion of our operations.

Currency	Average exchange rate of the U.S. Dollar in the year ended December 31, 2012	Average exchange rate of the U.S. Dollar in the year ended December 31, 2011
Euro	$1.29 = 1 Euro	$1.39 = 1 Euro
Brazilian Real	$0.51 = 1 Brazilian Real	$0.60 = 1 Brazilian Real
Canadian Dollar	$1.00 = 1 Canadian Dollar	$1.01 = 1 Canadian Dollar
Australian Dollar	$1.04 = 1 Australian Dollar	$1.03 = 1 Australian Dollar
In the year ended December 31, 2012, we conducted approximately 35% of our operations in Euros, approximately 10% in the Australian Dollar, approximately 8% in the Brazilian Real (although a significant portion of Brazil net sales are in U.S. Dollars) and approximately 6% in the Canadian Dollar.
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

Domestic and Foreign Operating Results:
The following is an analysis of our domestic and foreign operations during the year ended December 31, 2012 and 2011 and a discussion of the results of operations during those periods (in thousands):

	Year Ended December 31,
	2012	2011
Domestic income from operations	$2,808	$7,317
Foreign income from operations	13,588	53,784
Total income from operations	$16,396	$61,101
During the year ended December 31, 2012, domestic income from operations was lower than foreign income from operations primarily due to product mix and market differences. Excess cash generated from operations will typically remain permanently reinvested in most foreign subsidiaries. If cash does not remain permanently reinvested, income tax would need to be recorded. However, there are no legal restrictions or material adverse consequence for repatriating the excess cash to the domestic subsidiaries to assist in debt repayment, capital expenditures and other expenses of our operations.

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

As previously disclosed in our filings with the SEC, we entered into a number of material agreements and engaged in a series of transactions on the Effective Date, including (i) the Prior Credit Facility (ii) the Exit Facility, (iii) a Rights Agreement, (iv) a Registration Rights Agreement with certain of our stockholders, and (v) Director Nomination Agreements with certain of our stockholders.

Cost Reduction Programs
An important part of our strategy is to seek to reduce our overall costs and improve our competitiveness. As a part of this effort, we engage in cost reduction programs, which are designed to improve the cost structure of our global operations in response to changing market conditions. These cost reduction programs include headcount reductions throughout the world as well as plant closures that are intended to rationalize production among our facilities to better enable us to match our cost structure with customer demand. Cost savings have been realized and are expected to be realized in labor costs and other production overhead, other components of costs of products sold, general and administrative expenses and facility costs. The majority of cost savings begin at the time of the headcount reductions and plant closure with remaining cost savings recognized over subsequent periods. Cost savings from headcount reductions have not been and are not expected to be offset by related increases in other expenses. Cost savings related to plant closures have been and are expected to be partially offset by additional costs incurred in the facilities that assumed the operations of the closed facility.

During 2012, we incurred $25.7 million in restructuring expenses, of which $21.3 million, $4.3 million and $0.1 million were in the clothing, rolls and corporate segments, respectively. This amount includes costs incurred as a result of (1) the reduction of selling costs in Europe via termination of sales agency agreements, resulting in $3.6 million of restructuring costs; (2) the closure of clothing production operation in Argentina, resulting in $2.1 million of restructuring costs; (3) the closure of roll covering plant in France, resulting in $3.7 million of restructuring costs; (4) the reduction of base costs via headcount reductions primarily in Europe, resulting in $8.0 million of restructuring costs, and (6) the planned closure of clothing plant in Spain, resulting in restructuring costs of $8.3 million. Included in these costs were impairment charges of $2.5 million taken in 2012 on the Argentina, France and Spain facilities, as a result of closing those facilities.
In 2011, we incurred restructuring expenses of approximately $1.6 million, primarily related to the continued streamlining of our cost structure and operations.
In 2010, we incurred restructuring expenses of approximately $10.0 million in the aggregate, primarily related to the closure of our North Bay, Ontario facility, the closure of a rolls plant in Germany, the impairment of our idle facility and headcount reductions resulting from the integration of the regional management structure in North America and Europe.

Results of Operations
The table that follows sets forth for the periods presented certain consolidated operating results.

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net sales	$538,740	$586,960	$548,334
Costs and expenses:
Cost of products sold	345,171	370,754	333,958
Selling	76,083	79,407	72,883
General and administrative	63,701	62,012	74,798
Research and development	11,681	12,097	11,427
Restructuring	25,708	1,589	10,004
	522,344	525,859	503,070
Income from operations	16,396	61,101	45,264
Interest expense, net	(37,878)	(39,150)	(56,795)
Gain (loss) on extinguishment of debt	243	(2,926)	—
Foreign exchange (loss) gain	(358)	(156)	1,668
(Loss) income before reorganization expenses and provision for income taxes	(21,597)	18,869	(9,863)
Reorganization expense	—	—	(44,957)
(Loss) income before provision for income taxes	(21,597)	18,869	(54,820)
Benefit (provision) for income taxes	3,562	(10,679)	(18,266)
Net (loss) income	$(18,035)	$8,190	$(73,086)
Year Ended December 31, 2012 Compared to the Year December 31, 2011
Net Sales. Net sales for the year ended December 31, 2012 decreased by $48.3 million, or 8.2%, to $538.7 million from $587.0 million for the year ended December 31, 2011. For the year ended December 31, 2012, approximately 66% of our net sales were in our clothing segment and approximately 34% were in our roll covers segment.
In our clothing segment, net sales for the year ended December 31, 2012 decreased by $32.2 million, or 8.3%, to $354.2 million from $386.4 million for the year ended December 31, 2011, primarily due to decreased sales volume of $13.4 million in Europe, $2.9 million in North America and $3.0 million in South America and unfavorable currency effects of $13.2 million. These decreases were partially offset by an increase in sales volume of $0.3 million in Asia Pacific.
In our roll covers segment, net sales for the year ended December 31, 2012 decreased by $15.9 million or 7.9%, to $184.6 million from $200.5 million for the year ended December 31, 2011. The decrease was primarily due to decreased sales volume of $10.6 million in Europe, $2.0 million in North America and $0.5 million in South America and unfavorable currency effects of $6.9 million, partially offset by an increase in sales volume of $4.1 million in Asia Pacific.
Cost of Products Sold. Cost of products sold for the year ended December 31, 2012 decreased by $25.6 million, or 6.9%, to $345.2 million from $370.8 million for the year ended December 31, 2011.

In our clothing segment, cost of products sold decreased $17.0 million in the year ended December 31, 2012 compared to the year ended December 31, 2011 as a result of lower sales volume, partially offset by higher cost of products sold as a percentage of sales. Cost of products sold as a percentage of net sales increased by 0.8% to 63.4% in the year ended December 31, 2012 from 62.6% in the year ended December 31, 2011. The increase was primarily related unfavorable factory absorption due to lower production volume, the reduction of inventory reserves in the prior year, and unfavorable regional and product mix. These increases were partially offset by a decrease in freight, supplies and repairs and maintenance costs in the year ended December 31, 2012.

In our roll covers segment, cost of products sold decreased $9.5 million in the year ended December 31, 2012 compared to the year ended December 31, 2011 as a result of lower sales volume partially offset by higher cost of products sold as a percentage of sales. Cost of products sold, as a percentage of net sales, increased by 0.5% to 66.1% in the year ended December 31, 2012 from 65.6% in the year ended December 31, 2011. The increase was due to new roll core sales with lower margins, increased depreciation and unfavorable currency effects. These increases were partially offset by favorable material costs and lower sales of products to paper machine OEMs which carry lower margins.
Selling Expenses. For the year ended December 31, 2012, selling expenses decreased by $3.3 million, or 4.2% to $76.1 million from $79.4 million for the year ended December 31, 2011, primarily due to favorable currency effects of $3.3 million and $1.2 million related to the termination of a sales agency arrangement and a reduction of headcount in Europe. These decreases were partially offset by an increase in salaries and selling commission costs of $1.3 million, primarily in Asia.
General and Administrative Expenses. For the year ended December 31, 2012, general and administrative expenses increased by $1.7 million, or 2.7% to $63.7 million for the year ended December 31, 2012 from $62.0 million for the year ended December 31, 2011. The increase was primarily related to $2.8 million incremental CEO transition costs in 2012, an additional impairment charge of $1.2 million on the idle held for sale facility, an increase resulting from the reversal of $1.1 million in 2011 related to a value added tax (“VAT”) in Brazil, an increase in stock compensation of $0.9 million in 2012 due to the former CEO retirement, the reversal of $0.6 million in environmental costs in 2011 and a charge for a payroll tax exposure of $0.6 million. Partially offsetting these increases was favorable currency effects of $2.9 million, the reversal of a $1.1 million contingent liability favorably resolved in 2012, a $0.7 million decrease in performance based stock compensation and management incentive compensation in 2012 due to not meeting targets and lower legal fees of $0.9 million.
Restructuring Expenses. For the year ended December 31, 2012, we incurred restructuring and impairment expenses of $25.7 million. This amount includes costs incurred as a result of (1) the reduction of selling costs in Europe via termination of sales agency agreements, resulting in $3.6 million of restructuring costs; (2) the closure of clothing production operation in Argentina, resulting in $2.1 million of restructuring costs; (3) the closure of roll covering plant in France, resulting in $3.7 million of restructuring costs; (4) the reduction of base costs via headcount reductions primarily in Europe, resulting in $8.0 million of restructuring costs, and (6) the planned closure of clothing plant in Spain, resulting in restructuring costs of $8.3 million. Included in these costs were impairment charges of $2.5 million taken in 2012 on the Argentina, France and Spain facilities, as a result of closing those facilities. In 2011, we incurred restructuring expenses of $1.6 million as a result of restructuring activity in our North America rolls Canadian facilities. See Note 11 "Restructuring Expenses" to the Consolidated Financial Statements for further discussion on these restructuring and impairment activities.
Interest Expense, Net. Net interest expense for the year ended December 31, 2012 decreased by $1.3 million or 3.3%, to $37.9 million from $39.2 million for the year ended December 31, 2011. This decline in interest expense reflects lower debt balances, primarily as a result of voluntary debt repayments made in 2012 and favorable currency effects. These decreases were partially offset by an increase in deferred financing cost amortization for the year ended December 31, 2012, primarily due to the refinancing in May 2011 and an increase in interest rates in the fourth quarter of 2012, due to the Credit Facility amendment.
Gain (loss) on Debt Extinguishment. The gain on debt extinguishment of $0.2 million in the year ended December 31, 2012 represents the gain realized from open market purchases of the Notes during the fourth quarter of 2012 in the principal amount of $3.6 million for an aggregate purchase price of $3.3 million, plus accrued and unpaid interest, net of the write-off of unamortized deferred financing costs. See Note 5 "Long-term Debt" of the Consolidated Financial Statements and "Liquidity and Capital Resources - Credit Facility and Notes" for a further discussion on the repurchases. The loss on debt extinguishment of $2.9 million in the year ended December 31, 2011 represents the write-off of deferred financing costs resulting from the refinancing of debt that closed on May 26, 2011. See “Liquidity and Capital Resources - Credit Facility and Notes” for further discussion on the refinancing.
Provision for Income Taxes. For the years ended December 31, 2012 and 2011, the benefit (provision) for income taxes was $3.6 million and $(10.7) million, respectively. The decrease in income tax expense was primarily attributable to consolidated net losses driven by increased restructuring expenses, the geographic mix of earnings and the decrease of our gross uncertain tax positions in the year ended December 31, 2012 as compared to the same period in 2011. Our provision for income taxes is primarily impacted by income we earn in tax paying jurisdictions relative to income we earn in non-tax paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 25% to 41%; however, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. We generate losses in certain jurisdictions for which we receive no tax benefit as the deferred tax assets in these jurisdictions (including net operating losses) are fully reserved in our valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States, the United Kingdom and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings.

Year Ended December 31, 2011 Compared to the Year December 31, 2010
Net Sales. Net sales for the year ended December 31, 2011 increased by $38.6 million, or 7.0%, to $586.9 million from $548.3 million for the year ended December 31, 2010. During 2011 and 2010, approximately 66% of our net sales were in our clothing segment and approximately 34% were in our roll covers segment.
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
Restructuring Expenses. For the year ended December 31, 2011, restructuring and impairment expenses decreased by $8.4 million, or 84.0%, to $1.6 million from $10.0 million for the year ended December 31, 2010. For the most part, restructuring expenses in 2011 and 2010 resulted from our long-term strategy to reduce production costs and improve long-term competitiveness as described above under “Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities and through headcount reductions. For the year ended December 31, 2011, restructuring expenses included $1.1 million related to the relocation of equipment and the wind up of the North Bay, Canada pension plan, as this facility was closed and sold in 2010 and approximately $0.8 million in various other restructuring expenses. Partially offsetting these charges was a $0.3 million gain recorded as a result of the sale of the Sherbrooke, Canada facility.
Interest Expense, Net. Net interest expense for the year ended December 31, 2011 decreased by $17.6 million or 31.0%, to $39.2 million from $56.8 million for the year ended December 31, 2010. The decrease was primarily attributable to $9.7 million of interest rate swaps being fully amortized at December 31, 2010, a $5.9 million lower interest expense due to lower debt balances and interest rates from 2010 to 2011, and $3.6 million lower amortization of deferred financing costs in 2011, primarily as a result of $3.9 million in amortization of the Debtor in Possession deferred financing fees in 2010 prior to the bankruptcy refinancing in 2010. These decreases were partially offset by unfavorable currency effects of $0.9 million and a decrease in interest income of $0.7 million, primarily as a result of lower balances in high-yield cash accounts in 2011.
Loss on Debt Extinguishment. The loss on debt extinguishment of $2.9 million in the year ended December 31, 2011 resulted from the refinancing of debt that closed on May 26, 2011. In 2010, as part of the reorganization, $14.4 million represented loss on debt extinguishment, and is included in reorganization expenses on the Consolidated Statements of Operations. See below for further discussion.

Foreign Exchange Gain (Loss). For the year ended December 31, 2011, we had a foreign exchange loss of $(0.2) million. For the year ended December 31, 2010 we had a foreign exchange gain of $1.7 million. Foreign exchange gains and losses are primarily the result of transactions made by an entity in their non-functional currency and hedging activities.
Reorganization Expenses. Reorganization expenses amounting to $45.0 are presented separately in our Consolidated Statements of Operations for the year ended December 31, 2010 and represent expenses that we had identified as directly relating to legal and professional fees of $16.3 million, a loss on extinguishment of debt of $14.4 million and $14.3 million related to the expenses incurred in connection with the Chapter 11 proceedings in 2010. As the proceedings were completed in May of 2010, we had no reorganization expenses in 2011.
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
Net cash provided by operating activities was $39.3 million for the year ended December 31, 2012 and $45.2 million for the year ended December 31, 2011. The $5.9 million decrease was due to reduced cash earnings, partially offset by a decrease in working capital. Net cash provided by operating activities was $45.2 million for the year ended December 31, 2011 and $20.7 million for the year ended December 31, 2010. The $24.5 million increase was due to improved cash earnings from the year ended December 31, 2010 to the year ended December 31, 2011, partially offset by an increase in working capital for that same period.
Net cash used in investing activities was $20.6 million for the year ended December 31, 2012 and $8.7 million for the year ended December 31, 2011. The increase of $11.9 million was primarily due to the release of $13.7 million in restricted cash reserves in 2011 and the reduction in proceeds from disposals of property and equipment of $6.7 million, offset by the reduction in capital expenditures of $8.4 million. Net cash used in investing activities was $8.7 million for the year ended December 31, 2011 and $37.5 million for the year ended December 31, 2010. The change of $28.8 million was primarily due to the increase of $13.7 million of restricted cash balances in 2010 as a result of the Prior Credit Facility in place at December 31, 2010 and the release of $13.7 million in 2011 to unrestricted cash balances in accordance with the Credit Facility. In addition, proceeds from the sale of fixed assets increased by $3.6 million from 2010 to 2011, primarily as a result of the sale of our Geelong, Australia facility. These increases were partially offset by a $2.2 million increase in capital equipment expenditures during the year ended December 31, 2011 as compared with the same period in 2010.

Net cash used in financing activities was $27.5 million and $31.5 million for the year ended December 31, 2012 and December 31, 2011, respectively. The decrease of $4.0 million was primarily the result of the decrease of $15.5 million in deferred financing costs paid from 2011 to 2012, offset by the increase of $11.5 million in principal payments made on debt in 2012. Net cash used by financing activities was $31.5 million for the year ended December 31, 2011 and net cash provided by financing activities was $32.6 million for the year ended December 31, 2010. The change of $64.1 million was primarily the result of a decrease in net proceeds from borrowings of debt of $55.0 million in the year ended December 31, 2011 from the year ended December 31, 2010 primarily as a result of the issuance of $60.0 million under the Exit Facility in 2010, and the payment of higher deferred financing costs of $9.1 million in the year ended December 31, 2011.
As of December 31, 2012, there was a $436.9 million balance of term loans outstanding under our Credit Facility and Notes. In addition, as of December 31, 2012, we had no outstanding borrowings under our current revolving lines of credit, including the revolving credit facility under the Credit Facility and lines of credit in various foreign countries that are used to facilitate local short-term operating needs, except that $10.5 million of the revolving credit facility is committed for letters of credit, leaving an aggregate of $19.5 million available for additional borrowings under these revolving lines of credit. In addition, in July of 2012, our Austrian subsidiary entered into a $7.7 million working capital loan with a local banking institution. This loan bears interest at a variable rate, which was 2.15% at December 31, 2012, and has a initial maturity date of June 30, 2013, with a twelve month roll-over option. We had cash and cash equivalents of $34.8 million at December 31, 2012 compared to $43.6 million at December 31, 2011.
We expect to pay approximately $10.0 million related to the continuation of our restructuring initiatives in 2013. Actual restructuring costs for 2013 may substantially differ from estimates at this time, depending on the timing of the restructuring activities.

Capital Expenditures
We use the term “capital expenditures” to refer to costs incurred to purchase or significantly upgrade property and equipment. The majority of our capital expenditures relate to purchases of machinery and equipment used in the manufacturing of our products. Capital expenditures were funded from net cash provided by operating activities and borrowings under our credit facility. For the year ended December 31, 2012, we had capital expenditures of $21.7 million. During 2011, we had capital expenditures of $30.2 million. During 2010, we had capital expenditures of $27.9 million. We target capital expenditures for 2013 to be $32 million. We analyze our planned capital expenditures based on investment opportunities available to us and our financial and operating performance, and accordingly, actual capital expenditures may be more or less than this amount.
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
Notes
Interest on the Notes is payable semiannually in cash in arrears on June 15 and December 15 of each year, and commenced on December 15, 2011. The Notes are our senior unsecured obligations and are guaranteed by each of our direct and indirect wholly-owned domestic subsidiaries (the “Notes Guarantors”). They rank equal in right of payment with our existing and future senior indebtedness and senior in right of payment to any of our existing and future subordinated indebtedness. The Notes are effectively subordinated to all of our secured debt, including the Credit Facility and related guarantees, to the extent of the value of the assets securing such debt and structurally subordinated to all of the existing and future liabilities of our subsidiaries that do not guarantee the Notes. Subject to the terms of the Credit Facility, we may redeem the Notes at specified redemption prices which vary depending on the timing of the redemption.
The Notes contain customary covenants that, subject to certain exceptions, restrict our ability to enter into certain transactions. We are in compliance with these covenants at December 31, 2012, and believe we will continue to be in compliance with these covenants in the foreseeable future.

In December of 2012, we repurchased in open market transactions $3.6 million principal amount of the Notes. The aggregate purchase price, plus accrued and unpaid interest, was $3.3 million. These repurchases resulted in a gain on extinguishment of debt, net of the write-off of unamortized discounts and fees, of $0.2 million for the year ended December 31, 2012, The gains from the repurchases are included in the Consolidated Statement of Operations as "Gain (loss) on extinguishment of debt."
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
The loans under the Credit Facility are required to be permanently repaid with 100% of the net proceeds of asset sales, dispositions, issuances of certain debt obligations and insurance, in each case, subject to certain exceptions and 50% of annual excess cash flow. The Credit Facility requires us to make annual principal payments (payable in quarterly installments) equal to 1% per annum with respect to the Term Loans with the remaining amount due at final maturity.
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
Credit Facility Amendment
To facilitate our restructuring initiatives, on June 28, 2012, we entered into an amendment to the Credit Facility. Among other revisions to the Credit Facility, the amendment allows for additional add backs to Adjusted EBITDA annually though 2015 up to the lesser of $15.0 million or the unused portion of our annual capital expenditure limit; increases the maximum leverage ratios between the fiscal quarter ending September 30, 2012 and the fiscal quarter ending December 31, 2013; amends the definition of the leverage ratio to reduce debt by unrestricted surplus cash held by us and increases the interest rate on the term loans by 0.75% annually for eighteen months following the effective date of the amendment. We paid $1.5 million in deferred financing costs related to the amendment.
Covenants
The Credit Facility contains customary covenants that, subject to certain exceptions, restrict our ability to enter into certain transactions and engage in certain activities. In addition, the Credit Facility includes specified financial covenants requiring us to maintain certain consolidated leverage and interest coverage ratios. The consolidated leverage ratio is calculated by dividing our total gross debt, at average currency exchange rates for the last twelve months, less surplus cash by Adjusted EBITDA. In order to be in compliance with this covenant, as amended, we were required to have a ratio of no more than 5.50 to 1.00 at December 31, 2012. This ratio decreases after March 31, 2013 by 25-50 basis points in various periods to a minimum of 3.25 to 1.00 for the quarter ending March 31, 2017 and all subsequent periods. The interest coverage ratio is calculated by dividing Adjusted EBITDA by interest expense, net of mark to market movements on hedging instruments and amortization of deferred financing costs. In order to be in compliance with this covenant, we must have a ratio of at least 2.25 to 1.00 at December 31, 2012. In various periods subsequent to December 31, 2012, this ratio increases by increments of 25 basis points to 3.25 to 1.00 for the quarter ended December 31, 2016 and thereafter. Each of these covenants is calculated at the end of each quarter and is based on a rolling twelve month period. In addition, the terms of the Credit Facility limit our ability to make capital expenditures in excess of specified amounts. We are in compliance with all of these covenants at December 31, 2012, and we believe that we will be in compliance with these covenants in the foreseeable future.
Contractual Obligations and Commercial Commitments
The following tables provide aggregated information about our contractual obligations as of December 31, 2012.

	Payments Due by Period
Contractual Obligations (in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
	(in millions)
Long-term debt obligations	$437.1	$2.4	$4.9	$193.3	$236.5	$—
Interest expense on long-term debt(1)	168.6	33.8	66.0	58.4	10.4	—
Operating leases	21.3	5.1	7.4	5.2	3.6	—
Purchase obligations (2)	30.8	17.4	8.1	4.9	0.4	—
Pension and other postretirement obligations	75.9	7.0	13.6	14.4	40.9	—
Net unrecognized tax benefit obligation under Topic 740 (3)	3.3		0.9			2.4
Total contractual cash obligations	$737.0	$65.7	$100.9	$276.2	$291.8	$2.4

(1)	Interest expense shown above is based on the effective interest rate at December 31, 2012.

(2)	Includes obligations with respect to raw material purchases, repairs and maintenance services, utilities and capital expenditures.

(3)	The amounts in “Other” represent future cash outlays for which we are unable to reasonably estimate the period of cash settlement.

Off-Balance Sheet Financing
During the year ended December 31, 2012, we did not engage in material off-balance sheet activities, including the use of structured finance or special purpose entities.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of net sales and expenses. Actual results could differ from those estimates. We have formal accounting policies in place including those that address critical and complex accounting areas. Note 2 "Accounting Policies" to the Consolidated Financial Statements included elsewhere in this Annual Report identifies the significant accounting policies used in preparation of the consolidated financial statements. The most significant areas involving management judgments and estimates are described below.
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
To comply with the provisions of Topic 820, we performed a review of the necessity to incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of our derivatives, and determined these adjustments to be immaterial to the fair value derivative assets/(liabilities) recorded on our consolidated balance sheet at December 31, 2012.
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2012.

On August 8, 2011, we entered into two interest rate cap agreements with certain financial institutions, with notional amounts totaling $94.6 million at December 31, 2012, which limit our variable interest rate exposure to the strike rate of the interest rate cap agreements. Under the terms of the interest rate cap agreements, we will receive payments based on the spread in rates if the three-month LIBOR rate increases above the negotiated cap rates of 3.0%. The interest rate caps are considered designated hedging instruments, and classified as Level 2 in the fair value hierarchy. Changes in fair value will be deferred in other comprehensive income and the cap purchase price will be reclassified from other comprehensive income into earnings as interest expense over the life of the agreements.
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
Based on the assessments performed as of December 31, 2012, we determined that no impairment of goodwill exists. The excess of the fair value over carrying value for our clothing and roll covers segment as of December 31, 2012, the annual test date, was approximately $54.3 million and $56.2 million, respectively. In order to evaluate the sensitivity of the analysis performed, we applied a hypothetical 5% decrease to the fair value of the business segments, which resulted in a fair value in excess of carrying value of approximately $37.4 million and $46.8 million for the clothing segment and the roll covers segment, respectively.

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
We accrue for certain known and reasonably anticipated income tax obligations after assessing the likely outcome. Although we believe that the estimates and assumptions are reasonable, the final determination of tax audits and any related litigation could be different than that which is reflected in historical income tax provisions and recorded assets and liabilities. For example, during the fourth quarter of 2011, Xerium Technologies Brasil Indústria e Comércio S.A., a Brazilian indirect subsidiary, received a notice of proposed income tax assessment from the Federal Revenue Department of the Ministry of Finance of Brazil totaling approximately $41.8 million, including penalties and interest (subject to currency exchange rates). Although there can be no assurances, we believe at the time of this filing, that it is more likely than not that we will prevail on every tax position under examination and therefore we have not accrued any amounts related to this assessment.

With respect to all jurisdictions, we believe we have made adequate provision for all income tax uncertainties.
We have a net deferred tax liability of $6.2 million at December 31, 2012 and $9.5 million at December 31, 2011. The net deferred tax liability relates principally to pension and post-retirement benefits, intangible assets and differences between the book and tax bases of property and equipment.

Undistributed earnings of our foreign subsidiaries amounted to approximately $107.9 million at December 31, 2012. These earnings are considered to be indefinitely reinvested for continued use in foreign operations except for Argentina, Brazil and Mexico. To the extent earnings are considered to be indefinitely reinvested, no provision for income taxes or withholding taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise we may be subject to both income taxes and withholding taxes payable to the various jurisdictions. Determination of the amount of unrecognized deferred U.S. income tax liability or withholding taxes is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carry-forwards and net operating loss carry-forwards would be available to reduce some portion of the liability. Federal income taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the United States and be taxable. We have not provided U.S. deferred taxes on cumulative earnings of foreign subsidiaries that we consider to be permanently reinvested. These earnings relate to on-going operations, and were approximately $46.5 million as of December 31, 2012.

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

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Net (loss) income	$(18,035)	$8,190	$(73,086)
Stock-based compensation	1,949	1,439	7,310
Depreciation	38,533	41,381	38,963
Amortization of intangibles	2,305	2,305	2,318
Curtailment/settlement loss	—	402	—
Deferred financing cost amortization	3,424	2,307	5,953
Unrealized foreign exchange loss (gain) on revaluation of debt	582	139	(1,621)
Deferred taxes	(8,249)	334	8,614
Gain on disposition of property and equipment	(576)	(564)	(2,105)
Asset impairment	3,674	—	2,890
Non-cash interest expense related to interest rate swaps	—	—	9,721
(Gain) loss on extinguishment of debt	(243)	2,926	—
Non-cash reorganization items	—	—	28,683
Reorganization expenses accrued	—	—	115
Net change in operating assets and liabilities	15,958	(13,651)	(7,021)
Net cash provided by operating activities	39,322	45,208	20,734
Interest expense, excluding amortization	34,455	36,843	41,121
Net change in operating assets and liabilities	(15,958)	13,653	7,021
Current portion of income tax expense	4,687	10,343	9,652
Stock-based compensation	(1,949)	(1,439)	(7,310)
Curtailment/settlement loss	—	(402)	—
Asset impairment	(3,674)	—	(2,890)
Unrealized foreign exchange (loss) gain on revaluation of debt	(582)	(139)	1,621
Gain on disposition of property and equipment	576	564	2,105
Non-cash reorganization expenses	—	—	(28,798)
Gain (loss) on extinguishment of debt	243	(2,926)	—
EBITDA	57,120	101,705	43,256
Financial restructuring costs (1)	—	—	26,197
Operational restructuring expenses	25,708	1,589	7,114
(Gain) loss on extinguishment of debt (2)	(243)	2,926	14,283
Expenses incurred in connection with indebtedness or refinancing transaction	115	—	14,400
Stock-based compensation	1,949	1,439	7,310
Non-recurring CEO transition expenses	3,385	—	—
Non-cash impairment charges	1,195	—	2,890
Non-cash change in accounting estimates	—	—	(1,400)
Adjusted EBITDA	$89,229	$107,659	$114,050

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

(2)	In the year ended December 31, 2010, the $14.3 million was included in reorganization expenses in the Consolidated Statement of Operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The value of these contracts is recognized at fair value based on market exchange forward rates and amounted to a net asset position of $357,000 at December 31, 2012. These contracts mature at various dates through June of 2013.
As of December 31, 2012, we had open foreign currency exchange contracts maturing through June of 2013 with total net notional amounts of approximately $14.3 million. At December 31, 2012, a hypothetical adverse exchange rate movement of 10% against our forward foreign exchange contracts would have resulted in a potential net loss in fair value of these contracts of approximately $1.4 million. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar. Any gain or loss recognized on a foreign exchange contract would generally be offset by the gain or loss on the underlying hedge transaction. In addition to the direct effects of changes in exchange rates, such changes may affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices.
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

At December 31, 2012, we had approximately $201 million of variable rate debt outstanding of which $95 million is protected by interest rate caps. See Note 6 "Derivatives and Hedging" to the Consolidated Financial Statements for further discussion on our interest rate caps. If the weighted average interest rates on this variable rate debt had been 100 basis points higher, the annual interest expense would have increased by a nominal amount.

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
Disclosure Controls and Procedures
As of December 31, 2012, under the supervision of our principal executive officer and principal financial officer, and with the participation of our management, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as set forth above.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2012. Ernst & Young LLP, our independent registered public accounting firm, has issued its report on the effectiveness of internal control over financial reporting as of December 31, 2012, which appears in this 2012 Form 10-K.
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Xerium Technologies, Inc.
We have audited Xerium Technologies, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Criteria). Xerium Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Xerium Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Xerium Technologies, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012, and our report dated March 11, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Raleigh, North Carolina
March 11, 2013

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Shareholders.
In June of 2012 we filed with the NYSE the Annual CEO Certification regarding our compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, we filed as exhibits to this Annual Report on Form 10-K the applicable certifications of our Chief Executive Officer and Chief

Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of our public disclosures.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Shareholders.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements. The following documents are filed as Appendix A hereto and are included as part of this Annual Report on Form 10-K:
Financial Statements of Xerium Technologies, Inc.:
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Schedule
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements
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

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on March 11, 2013

XERIUM TECHNOLOGIES, INC.

By:	/s/ HAROLD C. BEVIS
Harold C. Bevis President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities indicated on March 11, 2013.

Signature	Title

/S/ HAROLD C. BEVIS Harold C. Bevis	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ CLIFFORD E. PIETRAFITTA Clifford E. Pietrafitta	Executive Vice President and CFO (Principal Financial and Accounting Officer)

/S/ AMBASSADOR APRIL H. FOLEY Ambassador April H. Foley	Director

/S/ JAY GURANDIANO Jay Gurandiano	Director

/S/ JOHN F. MCGOVERN John F. McGovern	Director

/S/ DAVID A. BLOSS, SR. David A. Bloss, Sr.	Director

/S/ ROGER A. BAILEY Roger A. Bailey	Director

/S/ JAMES F. WILSON James F. Wilson	Chairman

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Xerium Technologies, Inc.
We have audited the accompanying consolidated balance sheets of Xerium Technologies, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xerium Technologies, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Xerium Technologies, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Raleigh, North Carolina
March 11, 2013

XERIUM TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$34,777	$43,566
Accounts receivable, (net of allowance for doubtful accounts of $5,300 in 2012 and $5,232 in 2011)	84,456	91,784
Inventories	77,391	83,317
Prepaid expenses	9,386	6,177
Other current assets	14,839	15,051
Total current assets	220,849	239,895
Property and equipment, net	308,806	335,256
Goodwill	61,127	59,120
Intangible assets	18,678	22,640
Other assets	9,383	8,810
Total assets	$618,843	$665,721
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$7,911	$—
Accounts payable	36,884	39,743
Accrued expenses	59,757	47,805
Current maturities of long-term debt	2,397	3,548
Total current liabilities	106,949	91,096
Long-term debt, net of current maturities	434,684	465,506
Deferred and long-term taxes	16,582	18,582
Pension, other post-retirement and post-employment obligations	83,949	81,188
Other long-term liabilities	5,740	11,654
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares outstanding as of December 31, 2012 and 2011	—	—
Common stock, $0.001 par value, 20,000,000 shares authorized; 15,309,717 and 15,145,451 shares outstanding as of December 31, 2012 and 2011, respectively	15	15
Stock warrants	13,532	13,532
Paid-in capital	413,124	411,498
Accumulated deficit	(413,839)	(395,804)
Accumulated other comprehensive loss	(41,893)	(31,546)
Total stockholders’ deficit	(29,061)	(2,305)
Total liabilities and stockholders’ deficit	$618,843	$665,721

See accompanying notes.

XERIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2012	2011	2010
	(dollars in thousands except per share data)
Net sales	$538,740	$586,960	$548,334
Costs and expenses:
Cost of products sold	345,171	370,754	333,958
Selling	76,083	79,407	72,883
General and administrative	63,701	62,012	74,798
Research and development	11,681	12,097	11,427
Restructuring	25,708	1,589	10,004
	522,344	525,859	503,070
Income from operations	16,396	61,101	45,264
Interest expense, net	(37,878)	(39,150)	(56,795)
Gain (loss) on extinguishment of debt	243	(2,926)	—
Foreign exchange (loss) gain	(358)	(156)	1,668
(Loss) income before reorganization expenses and provision for income taxes	(21,597)	18,869	(9,863)
Reorganization expense	—	—	(44,957)
(Loss) income before provision for income taxes	(21,597)	18,869	(54,820)
Benefit (provision) for income taxes	3,562	(10,679)	(18,266)
Net (loss) income	$(18,035)	$8,190	$(73,086)
Net (loss) income per share:
Basic (1)	$(1.18)	$0.54	$(7.29)
Diluted (1)	$(1.18)	$0.54	$(7.29)
Shares used in computing net (loss) income per share:
Basic (1)	15,222,462	15,079,771	10,019,098
Diluted (1)	15,222,462	15,083,835	10,019,098

(1)	Reflects a 20-to-1 reverse stock split and change in par value from $.01 to $.001 that occurred on May 25, 2010.
See accompanying notes.

XERIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended December 31,
	2012	2011	2010

Net (loss) income	$(18,035)	$8,190	$(73,086)
Other comprehensive loss before income taxes:
Foreign currency translation adjustments	(6,904)	(14,850)	2,628
Unrealized loss on derivative instruments	(124)	(520)	9,721
Defined benefit pension plan
Amortization of prior service cost	13	14	15
Amortization of net loss	2,199	1,225	982
Net loss on liability	(8,969)	(12,799)	(7,783)
Net gain (loss) on asset	3,193	(3,201)	2,654
Curtailment/settlement (loss) gain	(697)	389	158
Currency translation impact	(669)	335	340
Defined benefit pension plan, net	(4,930)	(14,037)	(3,634)
Other comprehensive loss, before income taxes	(29,993)	(21,217)	(64,371)
Income tax benefit related to components of other comprehensive loss	1,611	238	25
Comprehensive loss, net of tax	$(28,382)	$(20,979)	$(64,346)
See accompanying notes.

XERIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Warrants	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount

	(dollars in thousands)
Balance at December 31, 2009	2,446,786	$2	$—	$222,366	$(330,908)	$(11,117)	$(119,657)
Net loss	—	—	—	—	(73,086)	—	(73,086)
Total other comprehensive loss	—	—	—	—	—	8,740	8,740
Issuance of common stock	119,364	—	—	(326)	—	—	(326)
Cancellation of shares in connection with the reorganization	(2,566,150)	(2)	—	(865)	—	—	(867)
Issuance of common stock in connection with the reorganization	14,970,050	15	—	196,606	—	—	196,621
Reclassification of warrants	—	—	13,560	(13,560)	—	—	—
Issuance of common stock	45	—	—	—	—	—	—
Compensation expense	—	—	—	7,310	—	—	7,310
Balance at December 31, 2010	14,970,095	15	13,560	411,531	(403,994)	(2,377)	18,735
Net income	—	—	—	—	8,190	—	8,190
Total other comprehensive loss	—	—	—	—	—	(29,169)	(29,169)
Issuance of common stock	175,356	—	—	(1,472)	—	—	(1,472)
Redemption of warrants	—	—	(28)	—	—	—	(28)
Compensation expense	—	—	—	1,439	—	—	1,439
Balance at December 31, 2011	15,145,451	15	13,532	411,498	(395,804)	(31,546)	(2,305)
Net loss	—	—	—	—	(18,035)	—	(18,035)
Total other comprehensive loss	—	—	—	—	—	(10,347)	(10,347)
Issuance of common stock	164,266	—	—	(323)	—	—	(323)
Compensation expense	—	—	—	1,949	—	—	1,949
Balance at December 31, 2012	15,309,717	$15	$13,532	$413,124	$(413,839)	$(41,893)	$(29,061)

(1)	Reflects a 20-to-1 reverse stock split and change in par value from $.01 to $.001 that occurred on May 25, 2010.
See accompanying notes.

XERIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2012	2011	2010
	(dollars in thousands)
Operating activities
Net (loss) income	$(18,035)	$8,190	$(73,086)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Stock-based compensation	1,949	1,439	7,310
Depreciation	38,533	41,381	38,963
Amortization of other intangibles	2,305	2,305	2,318
Deferred financing cost amortization	3,424	2,307	5,953
Unrealized foreign exchange gain (loss) on revaluation of debt	582	139	(1,621)
Deferred taxes	(8,249)	334	8,614
Asset impairments	3,674	—	2,890
Gain on disposition of property and equipment	(576)	(564)	(2,105)
Non-cash reorganization items	—	—	28,683
Reorganization expenses accrued	—	—	115
Change in the fair value of interest rate swaps	—	—	9,721
Curtailment/settlement loss	—	402	—
(Gain) loss on extinguishment of debt	(243)	2,926	—
Provision (credit) for doubtful accounts	954	1,255	(1,180)
Change in assets and liabilities which (used) provided cash:
Accounts receivable	5,595	(870)	(9,648)
Inventories	5,219	(3,413)	(4,811)
Prepaid expenses	(3,423)	(305)	700
Other current assets	584	(1,172)	(2,074)
Accounts payable and accrued expenses	9,336	(3,820)	11,602
Deferred and other long-term liabilities	(2,307)	(5,326)	(1,610)
Net cash provided by operating activities	39,322	45,208	20,734
Investing activities
Capital expenditures	(21,705)	(30,154)	(27,928)
Proceeds from disposals of property and equipment	1,088	7,764	4,170
Restricted cash	—	13,702	(13,730)
Net cash used in investing activities	(20,617)	(8,688)	(37,488)
Financing activities
Proceeds from borrowings (maturities longer than 90 days)	7,365	489,629	(623)
Proceeds from debtor-in-possession financing facility to term loan	—	—	60,000
Principal payments on debt	(33,055)	(503,790)	(18,579)
Payment of deferred financing fees	(1,782)	(17,302)	(8,172)
Net cash (used in) provided by financing activities	(27,472)	(31,463)	32,626
Effect of exchange rate changes on cash flows	(22)	(192)	(210)
Net (decrease) increase in cash	(8,789)	4,865	15,662
Cash and cash equivalents at beginning of year	43,566	38,701	23,039
Cash and cash equivalents at end of year	$34,777	$43,566	$38,701
Interest payments	$34,924	$34,525	$41,419
Income tax payments	$6,943	$9,269	$8,554
Supplemental schedule of noncash activities:
Issuance of common stock to extinguish debt	$—	$—	$182,213
Conversion of debtor-in-possession financing facility to term loan	$—	$—	$60,000
Cash reorganization items	$—	$—	$16,159
See accompanying notes.

Xerium Technologies, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
1. Company Description
Xerium Technologies, Inc. (the “Company”) is a leading global manufacturer and supplier of two types of consumable products used primarily in the production of paper – clothing and roll covers. Its operations are strategically located in the major paper-making regions of the world, including North America, Europe, South America and Asia-Pacific.
Debt Refinancing
On May 26, 2011, the Company completed a refinancing transaction, which replaced certain of its then outstanding indebtedness with an offering of $240 million of its 8.875% senior unsecured notes due 2018 (the “Notes”) and a new approximately $278 million multi-currency senior secured credit facility (the “Credit Facility”), comprised of approximately $248 million of senior secured term loans and a committed $30 million senior secured revolving credit facility. The goal of the refinancing was to extend the maturity of, and fix the interest rate on, a portion of the Company’s debt, while providing increased operational flexibility. See Note 5 "Long-term Debt" for a discussion of the Notes and Credit Facility.
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

Reorganization items are presented separately in the accompanying consolidated statement of operations and represent expenses that the Company identified as directly relating to the reorganization in 2010. These items for the year ended December 31, 2010 are summarized as follows:

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
Advertising Costs
Selling expenses include advertising expenses of $1,215, $1,380 and $1,108 in 2012, 2011 and 2010, respectively. The Company expenses all advertising costs as incurred.

Translation of Financial Statements
The reporting currency of the Company is U.S. Dollars. Assets and liabilities of non-U.S. operations are translated at year-end rates of exchange, and the consolidated statements of operations, comprehensive loss and cash flows are translated at the average rates of exchange during the year. Gains and losses resulting from translating non-U.S. Dollar denominated financial statements are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ (deficit) equity.
Foreign Exchange
Foreign exchange gains and losses arising out of transactions denominated in currencies other than a subsidiary’s functional currency are recorded in the consolidated statements of operations. Net exchange gains and losses are recorded in “Foreign exchange gain (loss)” and amounted to a loss of $(358) for the year ended December 31, 2012, a loss of $(156) for the year ended December 31, 2011 and a gain of $1,668 for the year ended December 31, 2010. Certain intercompany loans have been determined to be permanent, and accordingly, foreign exchange gains or losses related to such loans are recorded in accumulated other comprehensive income (loss).
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
The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under Topic 815. See Note 6 "Derivatives and Hedging" for further discussion on the Company’s derivatives.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid short-term investments with maturities of three months or less when acquired. Short-term investments consist of time deposits or money market accounts at investment-grade banks. As of December 31, 2012, certain of the Company’s deposits in U.S. bank accounts exceeded the FDIC guarantee of $250 per depositor.
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
The components of inventories are as follows at:

	December 31,
	2012	2011
Raw materials	$16,924	$19,872
Work in process	23,681	26,326
Finished goods (includes consigned inventory of $8,726 in 2012 and $12,953 in 2011)	36,786	37,119
	$77,391	$83,317
Financial Instruments
The carrying value of cash and cash equivalents, trade receivables, other current assets, accounts payable, notes payable and amounts included in accruals meeting the definition of a financial instrument under U.S. GAAP approximate fair value due to their short-term nature. The carrying value of long-term debt is greater than its fair value (see Note 5 "Long-term Debt"). The Company determines estimated fair values based upon quoted market values where applicable or management estimates.
Long-lived Assets
Property and equipment
Property and equipment are recorded at cost. Property and equipment acquired in connection with acquisitions are recorded at fair value as of the date of the acquisition, and subsequent additions are recorded at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Asset		Years
Buildings and improvements		3-50
Machinery and equipment	— Heavy	16-25
	— General	13-15
	— Light	6-12
	— Molds, tools, office and computers	2-5

Property and equipment consist of the following at:

	December 31,
	2012	2011
Land	$21,905	$22,638
Building and improvements	139,672	145,113
Machinery and equipment	627,015	621,794
Construction in progress	10,031	10,660
Total	798,623	800,205
Less accumulated depreciation	(489,817)	(464,949)
	$308,806	$335,256
The Company recorded $38.5 million, $41.4 million and $39.0 million in depreciation expense in 2012 and 2011, respectively.
Assets held for sale or sold
During the third quarter of 2011, the Company sold its Geelong, Australia facility for a net purchase price of $5.4 million that resulted in a gain of $0.4 million. The Company entered into a separate lease agreement in the third quarter of 2011 with the purchaser whereby the Company is leasing back this sold property from the purchaser for a period of 5 years with annual lease payments of $0.5 million. In accordance with ASC 840-40, Sale-leaseback Transactions, the Company deferred the gain on the sale of $0.4 million and will recognize this over the life of the lease as a reduction to rent expense. In addition, a vacant facility with a carrying value of $2.7 million is held for sale at December 31, 2012 and 2011 and a rolls facility, with a carrying value of $2.0 million is held for sale at December 31, 2012.

Impairment
The Company reviews its long-lived assets that have finite lives for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment (“Topic 360”). This topic requires that companies evaluate the fair value of long-lived assets based on the anticipated undiscounted future cash flows to be generated by the assets when indicators of impairment exist to determine if there is impairment to the carrying value. Any change in the carrying amount of an asset as a result of the Company’s evaluation has been recorded in restructuring and impairments expense in the consolidated statements of operations. Impairment charges associated with restructuring are discussed in Note 11 "Restructuring Expense".
In addition, in the fourth quarter of 2012, the Company determined there was impairment to the carrying value of it's vacant facility held for sale at December 31, 2012, and recorded a $1.2 million impairment expense. This impairment charge is included in general and administrative expense in the Consolidated Statements of Operations for the year ended December 31, 2012.
Intangible assets
Intangible assets consist of patents, licenses, trademarks and deferred financing costs. Patents, licenses and trademarks are amortized on a straight-line basis over their remaining lives, which range from three to fifteen years. Deferred financing costs are amortized using the effective interest method as a component of interest expense over the life of the related debt.
Goodwill
The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other Intangible Assets (“Topic 350”). Topic 350 requires that goodwill and intangible assets that have indefinite lives not be amortized but, instead, must be tested at least annually for impairment or whenever events or business conditions warrant. Goodwill impairment testing is a two-step process. Step 1 involves comparing the fair value of the Company’s reporting unit to its carrying amount. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit carrying amount is greater than the fair value then the second step must be completed to measure the amount of impairment, if any. Step 2 calculates the implied fair value of goodwill by deducting the fair value of the net assets of the reporting unit from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. The Company performs an annual test for goodwill impairment as of December 31 at the reporting unit level. The Company has two reporting units: clothing and roll covers. For the purpose of performing the annual impairment test, the Company allocates all shared assets and liabilities to the reporting units based on the percentage of each reporting unit’s revenue to total revenue. Shared operating expenses are allocated to the reporting unit to the extent necessary to allow them to operate as independent businesses. To determine if impairment exists, the fair value of each reporting unit is compared to its carrying value. The fair value of the Company’s reporting unit is determined by using a weighted combination of both a market multiple approach and an income approach. The market multiple approach utilizes the Company’s and its competitors’ proprietary information that is used to value its reporting units. The income approach is a present value technique used to measure the fair value of future cash flows produced by each reporting unit. As a result of the annual tests for goodwill impairment performed as of December 31, 2012 and 2011, the Company determined that no goodwill impairment exists.
Stock-Based Compensation
The Company records stock-based compensation expense in accordance with ASC Topic 718, Compensation—Stock Compensation (“Topic 718”) which generally requires that such transactions be recognized in the statement of operations based on their fair values at the date of grant. See Note 10 "Stock-Based Compensation" for further discussion.
Net Income (Loss) Per Common Share
Net income (loss) per common share has been computed and presented pursuant to the provisions of ASC Topic 260, Earnings per Share (“Topic 260”). Net income (loss) per share is based on the weighted-average number of shares outstanding during the period.
As of December 31, 2012, 2011 and 2010, the Company had outstanding restricted stock units (“RSUs”) (See Note 10 "Stock-Based Compensation"). Diluted average shares outstanding were computed using (i) the average market price for time-

based RSUs and (ii) the actual grant date market price for non-employee director RSUs. The calculation of diluted earnings per share excludes the Company’s performance-based RSUs that are based on Adjusted EBITDA targets because the performance criteria had not been contingently achieved and therefore the RSUs were not contingently issuable. For the years ended December 31, 2012 and 2010, the dilutive effect of potential future issuances of common stock underlying the Company’s RSUs was excluded from the calculation of diluted average shares outstanding because their effect would have been anti-dilutive as the Company incurred a net loss during those years.

	2012	2011	2010
Weighted-average common shares outstanding—basic	15,222,462	15,079,771	10,019,098
Dilutive effect of stock-based compensation awards outstanding	—	4,064	—
Weighted-average common shares outstanding—diluted	15,222,462	15,083,835	10,019,098
Dilutive securities aggregating approximately 1.8 million , 1.9 million and 2.0 million outstanding during the years ended December 31, 2012, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because the impact would be anti-dilutive to the earnings per share calculation.

Income Taxes
The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“Topic 740”), which requires the recognition of deferred tax assets and liabilities for the expected future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, representing future tax benefits, are reduced by a valuation allowance when the determination can be made that it is “more likely than not” that all or a portion of the related tax asset will not be realized. The deferred tax provision or benefit represents the annual change in deferred tax assets and liabilities, excluding any amounts accounted for as components of goodwill or accumulated other comprehensive income (loss), including the effect of foreign currency translation thereon. While the Company believes it has adequately provided for its income tax receivable or liabilities and its deferred tax assets or liabilities in accordance with FASB income tax guidance, adverse determination by taxing authorities or changes in tax laws and regulations could have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. Income taxes are further discussed in Note 7.
Warranties
The Company offers warranties on certain products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The Company estimates the costs that may be incurred under its warranties and records a liability for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. Below represents the changes in the Company’s warranty liability for 2012 and 2011:

	Balance at Beginning of Year	Charged to Revenue or Cost of Sales	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year
For the year-ended December 31, 2012	$2,121	$1,424	$8	$(1,705)	$1,848

For the year-ended December 31, 2011	$1,688	$2,586	$(31)	$(2,122)	$2,121
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
New Accounting Standards

As a result of adopting certain new or amended accounting pronouncements in the first quarter of 2012, we have enhanced our disclosure of assets and liabilities measured at fair value and elected to continue use of credit valuation adjustments on a net basis by counterparty as part of the calculation to determine the fair value of our derivatives. Our disclosures now include: (1)

significant transfers between Levels 1 and 2 of the fair value hierarchy, if any; (2) additional quantitative and qualitative information regarding fair value measurements categorized as Level 3 of the fair value hierarchy; and (3) the hierarchy classification for items whose fair value is not recorded on our Consolidated Balance Sheets but was disclosed previously in our Notes to Consolidated Financial Statements. Additionally, we have presented comprehensive income in a separate financial statement entitled Consolidated Statements of Comprehensive Loss.

On February 5, 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to reporting of amounts reclassified out of accumulated other comprehensive income. This pronouncement affects the reporting of reclassification adjustments from accumulated other comprehensive income. The new requirements will take effect for quarterly and annual reporting periods beginning after December 15, 2012. We are required to adopt these provisions in the first quarter of 2013. The guidance affects financial statement presentation only, and we do not expect the adoption of these requirements to have a material effect on our financial statements.
Subsequent Events

At March 3, 2013, management assessed if there had been any reportable subsequent events that had occurred between December 31, 2012 and the present time, and determined that none had occurred.
3. Goodwill, Intangible Assets and Deferred Financing Costs
At December 31, 2012, the Company had cumulative goodwill impairment of $265.9 million. The following table provides changes in the carrying amount of goodwill by segment for the years ended December 31, 2012 and 2011:

	Clothing	Roll Covers	Total
Balance at December 31, 2010	$41,564	$19,394	$60,958
Goodwill impairment	—	—	—
Foreign currency translations	(1,624)	(214)	(1,838)
Balance at December 31, 2011	39,940	19,180	59,120
Goodwill impairment	—	—	—
Foreign currency translations	1,839	168	2,007
Balance at December 31, 2012	$41,779	$19,348	$61,127
The components of intangible assets and deferred financing costs are summarized as follows at:

	December 31,
	2012	2011
Patents and licenses	$31,920	$31,920
Less accumulated amortization	(29,559)	(28,607)
Net patents and licenses	2,361	3,313
Trademarks	18,920	18,920
Less accumulated amortization	(16,505)	(15,245)
Net trademarks	2,415	3,675
Other intangibles	946	951
Less accumulated amortization	(557)	(469)
Net other intangibles	389	482
Deferred financing costs	18,951	17,062
Less accumulated amortization	(5,438)	(1,892)
Net deferred financing costs	13,513	15,170
Net amortizable intangible assets and deferred financing costs	$18,678	$22,640
Amortization expense for patents, licenses, trademarks and other intangibles amounted to $2,305, $2,305 and $2,318 for the years ended December 31, 2012, 2011 and 2010, respectively.
As of December 31, 2012, the estimated annual amortization expense for patents, licenses and trademarks and other intangibles for each of the succeeding five years total $4,334 as follows:

2013	$1,765
2014	1,514
2015	359
2016	359
2017	337

4. Notes Payable

In July of 2012, the Company's Austrian subsidiary entered into a $7,714 working capital loan with a local banking institution. At December 31, 2012, the balance of this working capital loan is $7,911. This loan bears interest at a variable rate, which was 2.15% at December 31, 2012, and has a initial maturity date of June 30, 2013, with a twelve month roll-over option. Proceeds from this loan were used to pay down the Credit Facility.

5. Long-term Debt
At December 31, 2012 and 2011, long-term debt consisted of the following:

	December 31.
	2012	2011
Senior Bank Debt (Secured):
First lien debt, payable quarterly, U.S. Dollar denominated–LIBOR (minimum 1.25%) plus 5.00% (6.25%) as of December 31, 2012	$104,557	$119,366
First lien debt, payable quarterly, Euro denominated–EURIBOR (minimum 1.25%) plus 5.00% (6.25%) as of December 31, 2012	95,979	107,771
	200,536	227,137
Senior Notes (Unsecured), payable semi-annually–U.S. Dollar denominated interest rate fixed at 8.875%, matures June of 2018	236,410	240,000
Other Long-Term Debt:
Unsecured, interest rate fixed at 2.00%, Euro denominated	135	228
Unsecured, interest rate fixed at 1.31% to 3.40%, Yen denominated	—	1,689
	437,081	469,054
Less current maturities	2,397	3,548
Total	$434,684	$465,506

During 2012, 2011 and 2010, the Company recorded $38.2 million, $39.5 million, and $57.9 million in interest expense, respectively.
On May 26, 2011, the Company completed a refinancing transaction, which replaced certain of the then outstanding indebtedness with $240 million aggregate principal amount of 8.875% senior unsecured notes (the “Notes”) and a new approximately $278 million multi-currency senior secured credit facility (as subsequently amended, the “Credit Facility”), comprised of approximately $248 million of senior secured term loans and a $30 million senior secured revolving credit facility. The interest rates under the Credit Facility are calculated, at the Company's option, at the Alternate Base Rate as defined in the Credit Facility, LIBOR or EURIBOR, subject to a minimum of 2.25%, 1.25% and 1.25%, respectively, plus, in each case, a margin.
Notes
Interest on the Notes is payable semiannually in cash in arrears on June 15 and December 15 of each year, and commenced on December 15, 2011. The Notes are the Company's senior unsecured obligations and are guaranteed by each of its direct and indirect wholly-owned domestic subsidiaries (the “Notes Guarantors”). They rank equal in right of payment with its existing and future senior indebtedness and senior in right of payment to any of its existing and future subordinated indebtedness. The Notes are effectively subordinated to all of the Company's secured debt, including the Credit Facility and related guarantees, to the extent of the value of the assets securing such debt and structurally subordinated to all of the existing and future liabilities of its subsidiaries that do not guarantee the Notes. Subject to the terms of the Credit Facility, the Notes may be redeemed by the Company at specified redemption prices which vary depending on the timing of the redemption.

The Notes contain customary covenants that, subject to certain exceptions, restrict the Company’s ability to enter into certain transactions. Management believes the Company is in compliance with these covenants at December 31, 2012, and believes it will continue to be in compliance with these covenants in the near future.
In December of 2012, the Company repurchased in open market transactions $3,590 principal amount of the Notes. The aggregate purchase price, plus accrued and unpaid interest, was $3,257. These repurchases resulted in a gain on extinguishment of debt, net of the write-off of unamortized discounts and fees of $90, of $243 for the year ended December 31, 2012, The gains from the repurchases are included in the Consolidated Statement of Operations as Gain (loss) on extinguishment of debt.
Credit Facility
The Credit Facility provides for (i) a six-year $125.0 million senior secured term loan facility, borrowed by the Company, the proceeds of which were used to refinance certain of its existing indebtedness; (ii) a six-year €87.0 million senior secured term loan facility, borrowed by Xerium Technologies Limited, a wholly-owned indirect subsidiary of the Company organized under the laws of England and Wales, the proceeds of which were used to refinance certain of its existing indebtedness; (iii) a five-year $30.0 million senior secured revolving credit facility, available to the Company; and an uncommitted incremental amount of $10 million, the proceeds of which are used for working capital and general corporate purposes and include sub-limits available for letters of credit (the “Revolving Facility”); (iv) and an uncommitted incremental credit facility (the “Incremental Facility”) allowing for increases under the Revolving Facility and Term Loans with the same terms, and borrowing of new tranches of term loans, up to an aggregate principal amount not to exceed the greater of (i) $100.0 million and (ii) the Company's Adjusted EBITDA over the prior 12-month period, provided that increases under the Revolving Facility shall not exceed $35.0 million.
The loans under the Credit Facility are required to be permanently repaid with 100% of the net proceeds of assets sales, dispositions, issuances of certain debt obligations and insurance, in each case, subject to certain exceptions and 50% of annual excess cash flow. The Credit Facility requires the Company to make annual principal payments (payable in quarterly installments) equal to 1% per annum with respect to the Term Loans with the remaining amount due at final maturity.
The obligations under the Credit Facility are guaranteed by all of our existing and future direct and indirect subsidiaries that are organized in the United States (subject to certain exceptions in the case of immaterial subsidiaries and joint ventures) and certain of the Company's direct and indirect foreign subsidiaries, provided that non-U.S. guarantors are only liable for obligations of Xerium Technologies Limited and certain other non-U.S. guarantors. The loans are secured by a first-priority perfected security interest in substantially all of the assets.
Credit Facility Amendment
To facilitate the Company's restructuring initiatives, on June 28, 2012, the Company entered into an amendment to our Credit Facility. Among other revisions to the Credit Facility, the amendment allows for additional add backs to Adjusted EBITDA annually though 2015 up to the lesser of $15.0 million or the unused portion of its annual capital expenditure limit; increases the maximum leverage ratios between the fiscal quarter ending September 30, 2012 and the fiscal quarter ending December 31, 2013; amends the definition of the leverage ratio to reduce debt by unrestricted surplus cash held by the Company and increases the interest rate on the term loans by 0.75% annually for eighteen months following the effective date of the amendment. The Company paid $1.5 million in deferred financing costs related to the amendment. This amount is included in intangible assets on the Consolidated Balance Sheets at December 31, 2012.
Covenants
The Credit Facility contains customary covenants that, subject to certain exceptions, restrict the Company's ability to enter into certain transactions and engage in certain activities. In addition, the Credit Facility includes specified financial covenants requiring the Company to maintain certain consolidated leverage and interest coverage ratios. The consolidated leverage ratio is calculated by dividing the total of its total gross debt, at average currency exchange rates for the last twelve months, less surplus cash by Adjusted EBITDA. In order to be in compliance with this covenant, as amended, the Company was required to have a ratio of no more than 5.50 to 1.00 at December 31, 2012. This ratio decreases after March 31, 2013 by 25-50 basis points in various periods to a minimum of 3.25 to 1.00 for the quarter ending March 31, 2017 and all subsequent periods. The interest coverage ratio is calculated by dividing Adjusted EBITDA by interest expense, net of mark to market movements on hedging instruments and amortization of deferred financing costs. In order to be in compliance with this covenant, the Company must have a ratio of at least 2.25 to 1.00 at December 31, 2012. In various periods subsequent to December 31, 2012, this ratio increases by increments of 25 basis points to 3.25 to 1.00 for the quarter ended December 31, 2016 and thereafter. Each of these covenants is calculated at the end of each quarter and is based on a rolling twelve month period. In addition, the terms of the Credit Facility limit the Company's ability to make capital expenditures in excess of specified amounts. The Company is in compliance with all of these covenants at December 31, 2012, and believes it will continue to be in compliance with these covenants in the foreseeable future.
The aggregate scheduled principal payments over the term of the Credit Facility, the Notes and other existing long-term debt are shown below:

Total Scheduled Principal Payments including balloon payments (in USD)
2013	$2,397
2014	2,532
2015	2,397
2016	2,397
2017	190,948
2018 and thereafter	236,410

$437,081

Additionally, the following table outlines the estimated future interest payments to be made under the Credit Facility and Notes over the term of the obligations:

Total Estimated Interest Payments Converted into U.S. Dollars at December 31, 2012 Exchange Rates (in USD thousands)
2013	$33,769
2014	33,045
2015	32,909
2016	32,775
2017	25,620
2018 and thereafter	10,491

$168,609

As of December 31, 2012, an aggregate of $19.5 million is available for additional borrowings under the Credit Facility. This availability represents the $30.0 million revolving facility less $10.5 million of that facility committed for letters of credit. Additionally, at December 31, 2012, the Company had approximately $5.0 million available for borrowings under other small lines of credit.

As of December 31, 2012 and December 31, 2011, the carrying value of the Company’s long-term debt was $437.1 million and $469.1 million, respectively, and exceeded its fair value of approximately $410.1 million and $439.1 million, respectively. The Company determined the fair value of its debt utilizing significant other observable inputs (Level 2 of the fair value hierarchy).
6. Derivatives and Hedging
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
On August 8, 2011, the Company entered into two interest rate cap agreements with certain financial institutions, with notional amounts totaling $94.6 million at December 31, 2012, whereby the Company limits its variable interest rate exposure to the strike rate of the interest rate cap agreements. Under the terms of the interest rate cap agreements, the Company will receive payments based on the spread in rates if the three-month LIBOR rate increases above the negotiated cap rates of 3.0%. The interest rate caps are considered designated hedging instruments, classified as Level 2 in the fair value hierarchy. Changes in fair value will be deferred in other comprehensive income and the cap purchase price will be reclassified from other comprehensive income into earnings as interest expense over the life of the agreements. The fair value of the interest rate caps was $16 at December 31, 2012 and $175 at December 31, 2011. Unrecognized losses of $(644) and $(520) were recorded in other comprehensive income at December 31, 2012 and 2011.
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
The Company's prior interest rate swaps were considered designated hedging instruments through August 31, 2009. Effective September 1, 2009, the interest rate swaps were no longer designated hedging instruments. During 2010, the Company amortized the mark to market balances related to these interest rate swaps from accumulated other comprehensive income to interest expense. The Company recognized an expense of $9,721 related to its derivative financial instruments in the year ended December 31, 2010, which was included in interest expense in its Consolidated Statements of Operations for those same periods. In addition, the year ended December 31, 2010 Consolidated Statements of Operations included the amortization of an additional $735 from accumulated other comprehensive income to interest expense, as the Company determined it was probable that interest payments on certain debt would not occur.
Although these interest rate swaps were subject to mark to market accounting through earnings effective September 1, 2009, prior to their termination with the counterparties as discussed above, they effectively fixed, from a cash flow hedge perspective through December 31, 2010, the interest rate at 10.75% on approximately 79% of the term loan portion of the Company's pre-petition credit facility. As a result of the termination of the interest rate swaps, the interest rate on the term loan portion of the Prior Credit Facility was no longer effectively fixed through December 31, 2010, the original term of the swaps.
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
As of December 31, 2012 and 2011, the Company had outstanding derivatives that were not designated as hedges in qualifying hedging relationships. The value of these contracts is recognized at fair value based on market exchange forward rates and is recorded in other assets (liabilities) on the Consolidated Balance Sheet. The fair value of these derivatives at December 31, 2012 and 2011 was $357 and $123, respectively. The change in fair value of these contracts is included in foreign exchange gain (loss) and was $647 and $(1,061) for the years ended December 31, 2012 and 2011, respectively, and is recorded in the Consolidated Statements of Operations.
The following represents the notional amounts sold and purchased for the year ended December 31, 2012:

Foreign Currency Derivative (as of December 31, 2012)	Notional Sold	Notional Purchased
Non-designated hedges of foreign exchange risk	$24,596	$(10,260)
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
To comply with Topic 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2012 and December 31, 2011, respectively, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy. The Company does not have any derivatives valued using significant unobservable inputs (Level 3) as of December 31, 2012 or 2011. The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.
As of December 31, 2012

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observables Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives	$357	$—	$357	$—
Total	$357	$—	$357	$—

  As of December 31, 2011

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observables Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives	$630	$—	$630	$—
Total	$630	$—	$630	$—
Liabilities
Derivatives	$(507)	$—	$(507)	$—
Total	$(507)	$—	$(507)	$—

7. Income Taxes
The components of domestic and foreign (loss) income before the provision for income taxes are as follows:

	Year ended December 31,
	2012	2011	2010
U.S	$(20,595)	$(21,683)	$(75,616)
Foreign	(1,002)	40,552	20,796
Total	$(21,597)	$18,869	$(54,820)
The components of the income tax (benefit) provision are as follows:

	Year ended December 31,
	2012	2011	2010
Current:
U.S.	$749	$788	$1,088
Foreign	3,938	9,557	8,564
Total current	4,687	10,345	9,652
Deferred:
U.S	(206)	(93)	—
Foreign	(8,043)	427	8,614
Total deferred	(8,249)	334	8,614
Total provision	$(3,562)	$10,679	$18,266

The tax effect of temporary differences which give rise to deferred income tax assets and liabilities are as follows:

	2012	2011
Deferred tax assets arising from:
Loss carryforwards	$115,620	$111,409
Intangible assets, net	5,237	8,744
Pension and other benefit accruals	18,912	18,611
Tax credits	1,600	1,576
Investments	2,721	4,285
Interest and finance fees	2,245	2,076
Other allowances and accruals, net	13,954	8,975
Total	160,289	155,676
Deferred tax liabilities arising from:
Property and equipment, net	31,973	34,498
Intangible assets, net	2,612	2,570
Foreign income inclusions	19,679	22,387
Other allowances and accruals, net	76	337
Total	54,340	59,792
Valuation allowance	112,143	105,388
Net deferred tax liability	$6,194	$9,504
Deferred taxes are recorded as follows in the consolidated balance sheets:

	2012	2011
Current Deferred Tax Asset, Net	$6,213	$6,455
Current Deferred Tax Liability, Net	387	855
Noncurrent Deferred Tax Asset, Net	4,562	3,478
Noncurrent Deferred Tax Liability, Net	16,582	18,582
Net Deferred Tax Liability	$6,194	$9,504
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
As of December 31, 2012, the Company had a valuation allowance in place for certain of its deferred tax assets due to the Company’s accumulated loss position, and its uncertainty around the future profitability in certain of its tax jurisdictions. The valuation allowance primarily relates to deferred tax assets for available net operating loss carry forwards in the United States, the United Kingdom, Canada, Germany, Sweden, France, Australia, China, Vietnam and Spain. While the Company believes it has adequately provided for its income tax assets and liabilities in accordance with the FASB income tax guidance, it recognizes that adverse determinations by taxing authorities, or changes in tax laws and regulations could have a material adverse effect on its consolidated financial position, results of operations or cash flows.
For the years ended December 31, 2012 and 2011, the benefit (provision) for income taxes was $3,562 and $(10,679), respectively. The Company's effective income tax rate for the year ended December 31, 2012 was 16.5% as compared with our effective rate for the year ended December 31, 2011 of 56.6%. The Company's effective income tax rate is primarily impacted by income the Company earns in tax paying jurisdictions relative to income it earns in non-tax paying jurisdictions. The majority of income recognized for purposes of computing the Company's effective tax rate is earned in countries where the statutory income tax rates range from 25% to 41%. However, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. The Company generates losses in certain jurisdictions for which it receives no tax benefit as the deferred tax assets in these jurisdictions (including the net operating losses) are fully reserved in its valuation allowance. For this reason, the Company recognizes minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States, the

United Kingdom and Australia. Due to these reserves, the geographic mix of its pre-tax earnings has a direct correlation with how high or low its annual effective tax rate is relative to consolidated earnings.
For the years ended December 31, 2012 and 2011, tax expense included a benefit of approximately $250 and $328 for a Chinese tax holiday scheduled to expire in the year ending December 31, 2012.
As of December 31, 2012, the Company had a gross unrecognized tax benefit of $3,274, excluding interest and penalties. The unrecognized tax benefit decreased by approximately $5,346 during the year ended December 31, 2012 as a result of foreign currency effects, statute expirations, audit settlements and ongoing changes in currently reserved positions.
As discussed in Note 1 "Company Description", the Company emerged from Chapter 11 bankruptcy protection on May 25, 2010. The Company’s review of the potential impact of the overall plan of reorganization resulted in no material change in its tax position. In December 2010, as a result of the debt reorganization, the Company provided for the impairment of a portion of the deferred tax asset related to its German federal and trade loss carry forwards.
As of December 31, 2012, the Company has pre-tax net operating loss carry-forwards for U.S. federal income tax purposes of approximately $175,499 that expire on various dates from 2026 through 2032 and federal tax credits of approximately $167 that either expire on various dates or can be carried forward indefinitely. As of December 31, 2012, the net operating loss carry-forwards and federal tax credits are fully reserved in our valuation allowance. The Company has foreign federal net operating loss carry-forwards of approximately $154,685 and capital loss carry forwards of $8,327, the majority of which can be carried forward indefinitely, and federal and provincial tax credits of approximately $1,434 that begin to expire primarily in 2024 or are carried forward indefinitely. As of December 31, 2012, $123,439, $8,327 and $1,434, of foreign federal net operating loss carry-forwards, capital loss carry-forwards and federal and provincial tax credits, respectively, are reserved in our valuation allowance.
Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $107,899 at December 31, 2012. Those earnings are considered to be indefinitely reinvested for continued use in foreign operations except for Argentina, Brazil and Mexico. The amount of undistributed earnings not considered to be permanently reinvested for which we have recorded a deferred tax liability is $61.4 million. Federal income taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the United States and be taxable. For those countries for which earnings are considered to be indefinitely reinvested, no provision for income taxes or withholding taxes has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various jurisdictions. Determination of the amount of unrecognized deferred income tax liability or withholding taxes is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carry-forwards and net operating loss carry-forwards would be available to reduce some portion of the liability. The Company has not provided U.S. deferred taxes on cumulative earnings of foreign subsidiaries that it considers to be permanently reinvested. These earnings relate to on-going operations, and were approximately $46,537 as of December 31, 2012.

As of December 31, 2012, the gross amount of unrecognized tax benefits was approximately $3,274, exclusive of interest and penalties. Of this balance, if the Company were to prevail on all unrecognized tax benefits recorded, approximately $3,274 would benefit the effective tax rate. The Company's unrecognized tax benefits decreased approximately $5,346 and $667 during the years ended December 31, 2012 and 2011, respectively. During the next twelve months, management estimates $974 of the Company's gross unrecognized tax benefit will reverse due to statute of limitations expiring which relate to various miscellaneous items and will benefit the effective tax rate. The company regularly evaluates, assesses and adjusts the related liabilities in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period.
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

The tax years 2000 through 2012 remain open to examination in the Company's domestic jurisdiction and the tax years 2005 through 2012 remain open to examination in the major foreign taxing jurisdictions to which the Company and its subsidiaries are subject. There are currently no U.S. Federal or state audits or examinations underway.

In November 2010, the Company concluded an audit relating to its Canadian subsidiary for tax years 2005 through 2007, and established a reserve in December of 2010 to account for the resolution of this audit.
In November of 2011, the Federal Revenue Department of the Ministry of Finance of Brazil (“FRD”) issued a tax assessment against the Company’s indirect subsidiary, Xerium Technologies Brasil Indústria e Comércio S.A. (“Xerium Brazil”), challenging the goodwill recorded in the 2005 acquisition of Wangner Itelpa and Huyck Indústria e Comércio S.A. by Robec Brasil Participações Ltda. This assessment denies the amortization of that goodwill against net income for the years 2006 through 2010 and seeks payment of approximately $41,760, (subject to currency exchange rates) of tax, penalties and interest. The Company believes the transactions in question (i) complied with Brazilian tax and accounting rules, (ii) were effected for a legitimate business purpose, to consolidate the Company’s operating activities in Brazil into one legal entity, and (iii) were properly documented and declared to Brazilian tax and corporate authorities. Based on the foregoing, Xerium Brazil filed a response disputing the tax assessment at the first administrative level of appeal within the FRD in December 2011. Based on the foregoing, Xerium Brazil filed a response with the FRD in December 2011 disputing the tax assessment. In December 2012, an administrative panel at the first administrative appeals level within the FRD rendered a decision upholding the assessment, but reducing the penalties claimed by fifty percent. This decision reduced the total assessment by approximately $11,246 to $30,514. On January 18, 2013, Xerium Brazil appealed the decision of this first administrative panel to the second of three administrative appeals courts potentially available to it within the FRD.
Although there can be no assurances, at year-end December 31, 2012 the Company believed it was more likely than not that it would prevail on every tax position under examination and therefore it did not accrue any amounts related to this assessment in 2012. Because this dispute is at a preliminary stage for resolution with the FRD, the Company cannot assure a favorable outcome and cannot currently estimate the timing of the final resolution of this matter. The Company believes it has meritorious defenses, is continuing to vigorously contest this matter and, if the administrative courts of the FRD do not rule in the Company's favor, intends to appeal its case to the Brazilian judicial courts. However, if management's view of its position and the probable outcome of assessment changes or the FRD’s position is sustained by Brazilian judicial courts, the amount accrued would adversely impact the Company’s financial condition and results of operations in the period in which any such determination or decision is made.
The Company believes that it has made adequate provisions for all income tax uncertainties.
A reconciliation of the balances of the unrecognized tax benefits is as follows, (excludes interest and penalties):

	2012	2011	2010
Balance as of January 1	$8,620	$9,287	$5,023
Gross (decreases) increases—tax positions in prior period due to settlements	(5,117)	34	(215)
Gross (decreases) increases—tax positions in prior period-other	(170)	(195)	524
Gross decreases—related to lapse in statute of limitations	(371)	(549)	(565)
Gross increases—tax positions in current period	186	205	4,520
Currency effects	126	(162)	—
Balance at December 31	$3,274	$8,620	$9,287
The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense and accordingly, the Company recorded a $658 benefit, including currency effects, and a $209 benefit, including currency effects, for interest and penalties during the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, the Company recorded accrued interest and penalties related to uncertain tax positions of approximately $2,016 and $2,508, respectively.

The provision for income taxes differs from the amount computed by applying the U.S. statutory tax rate (35%) to income before income taxes, due to the following:

	Year ended December 31,
	2012	2011	2010
Book (loss) income at U.S. 35% statutory rate	$(7,559)	$6,604	$(19,187)
State income and other taxes due, net of federal benefit	645	1,070	1,710
Foreign tax rate differential	663	(1,799)	374
Dividends and other foreign income	9,602	2,638	7,975
Change in valuation allowance	4,325	910	(10,272)
Tax rate changes	1,798	2,263	124
Tax credits and refunds	(427)	(41)	(424)
Goodwill	(2,512)	(2,933)	(2,825)
Change in unrecognized tax benefits and tax reserves	(6,004)	(343)	4,606
Provision to return adjustments	(3,277)	160	29,408
Other, net	(816)	2,150	400
Financing costs	—	—	6,377
Total	$(3,562)	$10,679	$18,266
The effective tax rate on continuing operations for the year ended December 31, 2012 varied from the statutory rate of 35% primarily due to the tax effect on dividends and other foreign income, changes in valuation allowances and the change in unrecognized tax benefits and tax reserves. The amount for dividends and other foreign income was $9,602. The change in the valuation allowance of $4,325 relates to a reduction in domestic deferred tax assets of ($268), offset by an increase in deferred tax assets for foreign jurisdictions primarily related to current year losses in jurisdictions for which the Company has determined no benefit should be recorded, as well as additional items that are not currently deductible. The change in unrecognized tax benefits and tax reserves were from tax audit settlements which resulted in the reversal of tax expense of approximately $5,188, statute of limitations expiring which allowed the Company to reverse reserves of approximately $1,094 and the recording of net additional reserves of $(278).
For the year ended December 31, 2011, the Company reported the tax effect for the change in valuation allowance and provision to return adjustments in the amounts of $910 and $160, respectively. Given that all U.S. deferred tax assets are fully reserved in the valuation allowance, the prior year domestic loss resulted in an increase to the valuation allowance of approximately $7,589. This increase was partially offset by domestic permanent income adjustments in 2011 primarily related to foreign income inclusions of $(2,989) and state net operating loss of $(1,648).
In 2011 there were approximately $(11,117) of pre-tax losses generated in foreign jurisdictions where deferred tax assets are fully reserved. The net pretax losses generated in 2011 resulted in an increase in the available net operating loss carry-forward; however, given that all deferred tax assets were fully reserved in the valuation allowance for the aforementioned loss companies, these losses resulted in an increase to the valuation allowance of approximately $3,891. This increase was offset by foreign adjustments in 2011 primarily related to changes in certain foreign tax rates of $(2,278) and a deferred tax adjustment in Canada of ($2,781).
For the year ended December 31, 2010, the Company reported the tax effect for the change in valuation allowance and provision to return adjustments in the amounts of ($10,272) and $29,408, respectively. In 2010, the U.S. entities had pre-tax loss of ($75,616) as compared to pre-tax loss generated in 2009 of ($92,453). The U.S. entities recorded permanent income adjustments in 2010, the most material of which was an adjustment of $18,063 to reverse consolidating book eliminations that were not applicable for U.S. tax reporting purposes. The net pretax loss generated in 2010 resulted in an increase in the available net operating loss carry-forward. However, given that all U.S. deferred tax assets were fully reserved in the valuation allowance, this loss resulted in an increase to the valuation allowance of approximately $10,847. The U.S. entities also recorded provision to return adjustments in 2010 (related to the 2009 return) that were primarily comprised of a provision to return adjustment to the net operating loss, recorded through the deferred tax asset with an offset to the valuation allowance. The amount the U.S. entities reversed in 2010 equaled $10,095. In 2010 there were approximately ($30,550) of pre-tax losses generated in foreign jurisdictions where the deferred tax assets are fully reserved in the valuation allowance. The pre-tax losses generated in 2010 created an increase in available foreign net operating loss carry-forwards; however, given that all deferred tax assets were fully reserved in the valuation allowance for the aforementioned loss companies, these losses resulted in an increase to the valuation allowance of approximately $8,401. Additionally, in 2009, one of the Company's U.K. subsidiaries recorded a write-down in one of its investments for statutory financial purposes. In 2010, upon finalization of the statutory audit and filing of the tax return, a provision to return adjustment was recorded through the deferred tax asset with an offset to the valuation allowance. The amount the U.K. entities reversed in 2010 equaled approximately $19,361.

8. Pensions, Other Post Retirement and Post Employment Benefits
Pension Plans
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
The Company does not fund certain plans, as funding is not required. Approximately $51,500 of the total underfunded status of $84,500 and $45,900 of the total underfunded status of $82,000 relate to these unfunded pension plans as of December 31, 2012 and 2011, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. In addition, the Company also intends to fund its UK and Canadian defined benefit plans in accordance with local regulations. Additional discretionary contributions are made when deemed appropriate to meet the long-term obligations of the plans.
The Company also provides additional unfunded supplemental retirement benefits to one of its former officers and certain other former employees, which have been included in the benefit costs below.
In accordance with the provisions of ASC Topic 715-20-50, Compensation—Retirement Benefits (“Topic 715”), the measurement date for defined benefit plans outside the U.S. is December 31 for the years ended December 31, 2012, 2011 and 2010.

Postretirement Plans
In addition to defined benefit pension plans, the Company sponsors various unfunded defined contribution plans that provide for retirement benefits to employees, some in accordance with local government requirements.
Postemployment Obligations
The Company has postemployment plans in various countries and accounts for these plans in accordance with Topic 715. The Company’s postemployment obligations consist primarily of payments to be made to employees upon termination of employment, as defined, and are accrued according to local statutory laws in the respective countries. The Company’s obligation for postemployment benefits amounted to $2,257 and $1,915 as of December 31, 2012 and 2011, respectively.
Benefit Obligations and Plan Assets
A summary of the changes in benefit obligations and plan assets as of December 31, 2012 and 2011 is presented below.

	Defined Benefit Plans		Other Postretirement Benefit Plan
	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$154,468	$140,497	$585	$555
Service cost	3,867	3,409	—	—
Interest cost	6,708	6,945	19	24
Plan participants’ contributions	109	119	—	—
Actuarial loss (gain)	9,584	12,799	(14)	9
Currency translation impact	2,275	(845)	—	—
Settlement/curtailment	(697)	(649)	—	—
Administrative expenses paid	(274)	(603)	—	—
Benefits paid	(7,304)	(7,204)	(51)	(3)
Benefit obligation at end of year	$168,736	$154,468	$539	$585
Change in plan assets
Fair value of plan assets at beginning of year	$72,477	$70,084	$—	$—
Actual return on plan assets	8,208	1,912	—	—
Employer contributions	9,567	8,937	—	—
Plan participants’ contributions	109	119	—	—
Settlement	(82)	(649)	—	—
Administrative expenses paid	(274)	(603)	—	—
Currency translation impact	1,511	(119)	—	—
Benefits paid	(7,304)	(7,204)	—	—
Fair value of plan assets at end of year	84,212	72,477	—	—
Funded status (1)	$(84,524)	$(81,991)	$(539)	$(585)

(1)	In accordance with Topic 715, $3,749 and $3,519 of this amount is recorded in accrued expenses as of December 31, 2012 and 2011, respectively.

All of the Company’s pension plans that comprise the pension obligation amounts above, have a projected benefit obligation equal to or in excess of plan assets as of the years ended December 31, 2012 and 2011. The accumulated benefit obligation was $158,929 and $145,254 as of the years ended December 31, 2012 and 2011, respectively.
Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	December 31,
	2012	2011
Projected benefit obligation	$168,736	$154,468
Accumulated benefit obligation	158,929	145,254
Fair value of plan assets	84,212	72,477

Components of Net Periodic Benefit Cost

	Defined Benefit Plan			Other Postretirement Benefit Plans
	2012	2011	2010	2012	2011	2010
Service cost	$3,867	$3,409	$3,570	$—	$—	$—
Interest cost	6,708	6,945	6,843	19	24	26
Expected return on plan assets	(4,986)	(5,113)	(4,409)	—	—	—
Amortization of prior service cost	13	14	15	—	—	—
Amortization of net loss (gain)	2,230	1,378	982	(6)	(9)	(7)
Curtailment loss	—	—	126	—	—	—
Net periodic benefit cost	$7,832	$6,633	$7,127	$13	$15	$19
For defined benefit plans, the estimated net loss and prior service cost to be amortized from accumulated other comprehensive loss during 2013 is expected to be $2,299 and $12, respectively (unaudited).

	Defined Benefit Plans		Other Postretirement Benefit Plans
	2012	2011	2012	2011
Additional Information
Change in funded status included in accumulated other comprehensive loss, net of tax	$(3,319)	$(13,799)	N/A	N/A
Assumptions
Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	Defined Benefit Plans		Other Postretirement Benefit Plans
	2012	2011	2012	2011
Discount rate	3.85%	4.49%	4.00%	3.50%
Rate of compensation increase	3.56%	3.61%	—	—

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:

	Defined Benefit Plans		Other Postretirement Benefit Plans
	2012	2011	2012	2011
Discount rate	4.49%	5.16%	3.50%	4.50%
Expected long-term return on plan assets	6.71%	7.14%	—	—
Rate of compensation increase	3.61%	3.78%	—	—
Plan Assets
The percentage of fair value of total plan assets for funded plans are invested as follows:

	Plan Assets at December 31,
Asset Category	2012	2011
Marketable equities	62%	61%
Fixed income securities	38%	39%
Total	100%	100%
The Company’s plan assets are invested in the U.S., the United Kingdom (“UK”) and Canada. Plan asset investments are accounted for at cost on the trade date and are reported at fair value. Canadian plan assets totaling $21,237 are classified as

Level 2 within the fair value hierarchy. Certain U.S. plan assets totaling $2,916 are classified as Level 3 within the fair value hierarchy, since the Company does not have the ability to redeem at net asset value for a period longer than one quarter following the measurement date. All other plan assets totaling $60,059 are classified as Level 1. Level 2 valuations are based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. The Company measures fair value of its Level 3 investments through the use of a net asset value per share.
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
Details relating to the Company’s plan assets are as follows:
U.S. Plan Assets: Approximately 81% of the Company’s U.S. plan assets are invested in the U.S., of which 53% are invested in marketable equity securities and 47% are invested in fixed income securities managed by the fund manager. This allocation is in accordance with the strategic allocation adopted by the Company’s pension committee comprising of approximately 60% equity investment and 40% bond investment.
U.K. Plan Assets: Approximately 65% of the Company’s U.K. plan assets are invested in the U.K., of which 36% are invested in marketable equity securities and 64% are invested in fixed income securities managed by the fund manager. The trustees of the U.K. pension plan have adopted a strategic allocation comprising of 60% equity investment and 40% bond investment. The allocation of equity investments between U.K. domestic and U.K. foreign equities is 40% and 60%, respectively and the fixed income bond investment is allocated equally between government and corporate bonds in the U.K. Investment risk is substantially reduced by diversification of investments and accordingly, assets were invested 59% in the fund manager’s Global Equity Index Fund, 20% in the Over 15 Year Gilts Index Fund and 21% in the AAA-AA-A Bonds Over 15 Year Index Fund. The majority of the plan liabilities are linked to price and salary inflation. The policy is therefore to invest the majority of the assets in investments which are expected to exceed price inflation and general salary growth over long periods.
Canadian Plan Assets: Approximately 62% of the Company’s Canadian plan assets are invested in Canada, of which 55% are invested in marketable equity securities and 45% are invested in fixed income securities managed by the fund manager. The Company’s pension committee has adopted a strategic allocation comprising of approximately 65% equity investment and 35% bond investment. The target allocation of equity investments between Canadian domestic and Canadian foreign equities is approximately 50% each. As of December 31, 2011, assets were invested 86% in the fund manager’s Balanced Pension Trust Series O and 14% in the U.S. Pooled Pension Fund Series O. Investments are made with due consideration for the overall funds’ risk and expected return.
Contributions
The Company expects to make contributions and direct benefit payments of approximately $8,663 (unaudited) under its defined benefit plans in 2013.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Defined Benefit Plans	Other Postretirement Benefit Plans
2013	$6,934	$61
2014	6,754	59
2015	6,845	56
2016	6,955	53
2017	7,421	50
Years 2018 and thereafter	40,921	204
The Company sponsors various unfunded defined contribution plans that provide for retirement benefits to employees, some in accordance with local government requirements. The Company also maintains a funded retirement savings plan for U.S. employees which is qualified under Section 401(k) of the U.S. Internal Revenue Code. The plan allows eligible employees to contribute up to 99% of their compensation (subject to certain Internal Revenue Service limitations), with the Company matching 200% of the first 1% of employee compensation and 100% of the next 4% of employee compensation. The following represents the approximate matching contribution expense for the years ended December 31, 2012. 2011 and 2010:

	Year ended December 31,
	2012	2011	2010
Matching contribution expense	$1,684	$1,721	$1,656

9. Commitments and Contingencies
Leases
The Company leases office buildings, vehicles, and computer equipment for its worldwide operations. Minimum rent is expensed on a straight-line basis over the term of the leases. Operating lease rental expense was $5,443, $5,622 and $5,122 during the years ended December 31, 2012, 2011 and 2010, respectively.
These leases expire at various dates through 2023. At December 31, 2012, future minimum rental payments due under non-cancelable leases were as follows:

2013	$5,084
2014	4,052
2015	3,331
2016	2,821
2017	2,351
Thereafter	3,633

Total minimum operating lease payments	$21,272

Collective Bargaining and Union Agreements
Approximately 69% of the Company’s employees either are subject to various collective bargaining agreements or are members of trade unions, employee associations or workers councils predominantly outside of the United States. Approximately 3% of those employees subject to collaborative bargaining agreements, or 1% of the Company’s total employees, are covered by agreements that are set to expire during 2013.
Legal Proceedings
The Company and its subsidiaries are involved in various legal matters, which have arisen in the ordinary course of business as a result of various labor claims, taxing authority reviews and other legal matters. As of December 31, 2012, the

Company had accrued an immaterial amount in its financial statements for these matters for which (1) management believed the possibility of loss was either probable or possible, and (2) was able to estimate the damages. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of our strategies related to these proceedings. See Note 7 "Income Taxes" for a discussion of the governmental proceeding of Xerium Brazil before the FRD.
Environmental Matters
The Company’s operations and facilities are subject to a number of national, state and local laws and regulations protecting the environment and human health in the United States and foreign countries that govern, among other things, the handling, storage and disposal of hazardous materials, discharges of pollutants into the air and water and workplace safety. Because of the Company’s operations, the history of industrial uses at some of these facilities, the operations of predecessor owners or operators of some of the businesses, and the use and release of hazardous substances at these sites, the liability provisions of environmental laws may affect the Company. The Company is not aware of any material unasserted claims.
The Company believes that any additional liability in excess of amounts provided which may result from the resolution of such matters will not have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

10. Stock-Based Compensation and Stockholders’ Deficit
The Company records stock-based compensation expense in accordance with ASC Topic 718, Accounting for Stock Compensation and has used the straight-line attribution method to recognize expense for time-based restricted stock units ("RSU's") and deferred stock units ("DSUs"). The Company recorded stock-based compensation expense during the years ended December 31, 2012, 2011 and 2010 as follows:

	For the Years Ended December 31,
	2012	2011	2010
RSU and DSU Awards (1)	$1,856	$1,091	$4,018
Management Incentive/Performance Award Programs (2)	—	348	2,467
Other Awards (3)	93	—	825
Total	$1,949	$1,439	$7,310

(1)	Related to RSUs and DSUs awarded to certain employees and non-employee directors.

(2)
For 2011, the amount represents the value of stock awards granted under the 2011 Management Incentive Compensation Program, which was approved by the Company’s Board of Directors in March of 2011. No amount has been recorded for the 2012 Management Incentive Compensation Program (the “2012 MIC”), as the performance targets were not met at December 31, 2012.

(3)	The 2012 amount relates to options awarded on August 15, 2012 to the CEO. The 2010 amount relates to 39,764 shares of common stock that were sold to the previous CEO on January 5, 2010.
The related tax impact on stock-based compensation was a tax benefit of $36, $84 and $232 for the years ended December 31, 2012, 2011 and 2010.
2010 Equity Incentive Plan
Pursuant to the Plan as discussed in Note 1 "Company Description", the Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”) on the Effective Date. The 2010 Plan provides for the grant of awards consisting of any or a combination of stock options, stock appreciation rights, restricted stock, unrestricted stock or stock unit awards.
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

Summary of Activity Under the 2010 Plan:

Long-Term Incentive Program—2012 LTIP
On May 8, 2012, the Board approved the 2012 Executive Long-Term Incentive Plan (the “2012 Executive LTIP”) under the 2010 Plan. Awards under the 2012 Executive LTIP are both time-based and performance-based. A specific target share award is set for each participant in the 2012 Executive LTIP. Awards will be paid in the form of RSUs or shares of common stock of the Company. Time-based awards, or 50% of the total target award, were granted in the form of 54,750 time-based RSUs under the Company’s 2012 Plan and will vest in equal installments on March 31, 2013, March 31, 2014, and March 31, 2015. These will be converted into shares of common stock as they vest. Performance-based awards, which constitute 50% of the total award, will be determined based on the Company’s performance against a three-year cumulative Adjusted EBITDA metric, adjusted for currency fluctuations during the term of the 2012 – 2014 Executive LTIP. The performance-based awards will convert into shares of the Company’s common stock and be paid after the close of the three-year performance period. The amount of the payment will be based on a sliding scale ranging from 50% if the metric is achieved at 85% of the target up to 200% if the metric is achieved at or above 115% of the target. At December 31, 2012, management determined, based on the metrics above, the performance based awards are estimated to pay out at 69.7% of total target.
Long-Term Incentive Program-2011 LTIP
On March 15, 2011, the Board approved the Company's 2011-2013 Long-Term Incentive Plan (the “2011 LTIP”) under the 2010 Plan. Awards under the 2011 LTIP are both time-based and performance-based. Awards will be paid in the form of restricted stock units or shares of common stock of the Company, as described below. Time-based awards under the 2011 LTIP were approved in the form of 9,252 time-based restricted stock units granted on March 15, 2011 under the Company's 2010 Plan. These time-based restricted stock units will vest in equal installments on March 31, 2012, 2013 and 2014, and will be converted into shares of common stock as they vest. Accordingly, 2,871 time-based restricted stock units vested on March 31, 2012, and were converted into common stock, net of applicable tax withholdings. Performance-based awards under the 2011 LTIP were approved in the form of 17,183 performance-based restricted stock units and will vest (a) if the participant remains continuously employed with the Company through December 31, 2013 and (b) on a sliding scale ranging from 0% to 110% if the Company's results fall between 80.1% and 110% of the specified three-year cumulative Adjusted EBITDA target as adjusted to reflect currency exchange rate fluctuations relative to the U.S. Dollar. Vested stock units will convert into shares of the Company's common stock after the close of the three-year performance period ended December 31, 2013. At December 31, 2012, management determined, based on the metrics above, the performance based awards are not estimated to payout at even a minimum target level.
Long-Term Incentive Program—2010 LTIP
On September 22, 2010, the Board approved the Company’s 2010-2012 Long-Term Incentive Plan (the “2010 LTIP”) under the 2010 Plan. Awards under the 2010 LTIP are both time-based and performance-based. Awards are paid in the form of restricted stock units or shares of common stock of the Company, as described below. Time-based awards under the 2010 LTIP were approved in the form of 122,260 time-based restricted stock units granted on October 29, 2010 under the Company’s 2010 Plan. On March 31, 2011 and 2012, 86,511 time-based restricted stock units vested in accordance with the 2010 LTIP and were converted to common stock, with the remaining 35,749 time-based restricted stock units to vest on March 31, 2013. These will be converted into shares of common stock upon vesting. Performance-based awards under the 2010 LTIP will vest (a) if the participant remained continuously employed with the Company through December 31, 2012 and (b) on a sliding scale ranging from 0% to 110% if the Company’s results fall between 80.1% and 110% of the specified three-year cumulative Adjusted EBITDA target as adjusted to reflect currency exchange rate fluctuations relative to the U.S. Dollar. Vested stock units will convert into shares of the Company’s common stock after the close of the three-year performance period ended December 31, 2012. At December 31, 2012, management determined, based on the metrics above, the performance based awards are estimated to pay out at 23.8% of total target.
2012 MIC
On March 13, 2012, the Board approved the 2012 MIC. Under the 2012 MIC, payouts will be determined by the Company’s performance against specified Adjusted EBITDA metrics for the 2012 fiscal year. The Adjusted EBITDA metrics will be adjusted for currency fluctuations. A specific target award is set for each participant in the 2012 MIC equal to a percentage of his or her current base cash compensation. Fifty percent (50%) of any 2012 MIC award earned will be paid in cash and fifty percent (50%) is expected to be paid in the form of shares of the Company’s common stock under the Company’s 2010 Equity Incentive Plan. The 2012 MIC awards will be paid out based on a sliding scale. A participant will receive an award equal to 20% of his or her target award if Adjusted EBITDA is achieved above a minimum target level, 90% of target award if

Adjusted EBITDA is at budget performance, 100% of target award if the targeted metric is achieved and ranging up to 200% if Adjusted EBITDA is achieved at a maximum target level. As indicated above, management determined that the 2012 Adjusted EBITDA is projected not to meet the minimum target level at December 31, 2012. Therefore, no compensation expense has been recorded for the year ended December 31, 2012.
2011 MIC
On March 15, 2011, the Board approved the 2011 Management Incentive Plan (“2011 MIC”). Under the 2011 MIC, eighty percent of the payouts were determined by the Company’s performance against a specified Adjusted EBITDA metric for the 2011 fiscal year. The Adjusted EBITDA metric was adjusted to reflect currency fluctuations relative to the U.S. Dollar. The remaining twenty percent of the payouts are based on specified net sales targets, and are adjusted to reflect currency fluctuations relative to the U. S. Dollar. The 2011 MIC awards were to be paid out based on a sliding scale ranging from 35% if the metric is achieved at 95% of target up to 200% if the metric is achieved at 120% of target. Fifty percent of any 2011 MIC award earned was paid in cash and fifty percent was paid in the form of common stock based on an average per-share price within a collar. At December 31, 2011, management determined that the performance against the specified Adjusted EBITDA target as adjusted to reflect currency exchange rate fluctuations relative to the U.S. Dollar was partially met, and recorded approximately $0.7 million compensation expense, of which $0.4 million is included in accrued liabilities and $0.4 million is included in additional paid in capital in the Consolidated Balance Sheet at December 31, 2011. In accordance with the 2011 MIC agreement, the Company issued 32,721 shares of common stock, net of withholdings, in the first quarter of 2012.

2010 MIC
On September 22, 2010 the Board approved an amendment and restatement of the Company’s Performance Award Program for 2010 (“2010 MIC”). Under the amended plan, payouts were determined by the Company’s performance against a specified Adjusted EBITDA metric for the 2010 fiscal year. Fifty percent (50%) of any 2010 MIC award earned was paid in cash and 50% was paid in the form of RSUs under the Company’s 2010 Plan based on an average per-share price within a collar. The 2010 MIC awards were paid out based on a sliding scale ranging from 35% if the metric was achieved at 95% of target up to 200% if the metric was achieved at 125% of target. The Adjusted EBITDA metric was adjusted to reflect currency fluctuations relative to the U.S. Dollar. The awards were fully vested at the grant date and were payable in common stock 90 days later. At December 31, 2010, management determined that the performance against the specified Adjusted EBITDA target as adjusted to reflect currency exchange rate fluctuations relative to the U.S. Dollar was met, and recorded approximately $5.0 million compensation expense, of which $2.5 million is included in accrued liabilities and $2.5 million is included in additional paid in capital in the Consolidated Balance Sheet at December 31, 2010. In accordance with the 2010 MIC, the Company issued 111,118 shares of common stock, net of withholdings, in the second quarter of 2011.

Other Stock Compensation Plans
On August 15, 2012, in connection with the previously announced anticipated retirement of Stephen R. Light, the Board of Directors of the Company appointed Harold C. Bevis to the position of President and Chief Executive Officer, effective immediately, and Mr. Light notified the Company of his resignation, effective as of that date, as the Company's Chairman, President and Chief Executive Officer. The Company granted Mr. Bevis a sign-on award of 204,208 restricted stock units and options to acquire 781,701 shares of the Company's Common Stock, par value $0.001 per share. Both the restricted stock units and the options will vest over a three year period, beginning on the second anniversary of the August 15, 2012 grant date. The options will have a 10-year term and an exercise price of $4.00 per share, the August 15, 2012 closing price of the Company's common stock on the New York Stock Exchange. In addition, on August 15, 2012, the Company accelerated the vesting of Mr. Light's remaining 50,000 restricted stock units, issuing 27,900 shares of common stock, upon vesting, net of certain tax withholdings, and issued Mr. Light 40,000 options, with an exercise price of $16. The Company recorded $0.7 million of stock compensation in 2012 as a result of the above events.
Directors’ Deferred Stock Unit Plan
On March 15, 2011, the Board approved a new compensation plan for non-management directors (the “2011 DSU Plan”). Under this plan, each director is to receive an annual retainer of $112, to be paid on a quarterly basis in arrears beginning with the quarter ended June 30, 2011. Half of the annual retainer is payable in deferred stock units (“DSUs”), with the remaining half payable in cash. The non-management directors were awarded an aggregate 92,612 DSUs under the 2011 DSU Plan for service during the year ended December 31, 2012. In addition, in accordance with the 2011 DSU Plan, 61,434 DSUs were settled in Common Stock during the year ended December 31, 2012.
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
A summary of RSUs outstanding as of December 31, 2012 and their vesting dates is as follows.

Plan Description	Vesting Dates	Number of RSUs
Time-based RSUs granted during 2010	March 31, 2013	42,385
Performance-based RSUs granted during 2010	December 31, 2012	—
Time-based RSUs granted during 2011	Annually in equal installments March 31, 2013 and March 31, 2014	6,276
Performance-based RSUs granted during 2011	December 31, 2013	16,988
Executive time-based RSUs granted during 2012	Annually in equal installments March 31, 2013, March 31, 2014 and March 31, 2015	49,750
Executive performance-based RSUs granted during 2012	December 31, 2014	49,750
Non-executive time-based RSUs granted during 2012	Annually in equal installments March 31, 2013, March 31, 2014 and March 31, 2015	15,075
Time-based RSUs granted to CEO during 2012	In thirds on August 15, 2014, August 15, 2015 and August 15, 2016	204,208
DSUs	Vest immediately upon grant	55,593
		440,025

RSU activity during years ended December 31, 2010, 2011 and 2012, are presented below.

	Number of RSUs	Price Range of Grant- Date Fair Value Per RSU	Weighted Average Grant-Date Fair Value Price Per RSU
Outstanding, December 31, 2009	167,471	10.80 – 240.20	$50.20
Granted	409,872	12.60 – 15.95	12.97
Forfeited	(33,158)	12.60 – 163.00	29.40
Issued or withheld for tax withholding purposes	(119,176)	10.40 – 240.20	50.54
Outstanding, December 31, 2010	425,009	10.40 – 240.20	15.74
Granted	106,570	6.89 – 24.05	12.06
Forfeited	(139,750)	12.93	12.93
Issued or withheld for tax withholding purposes	(99,484)	6.89 – 108.00	23.16
Outstanding, December 31, 2011	292,345	7.25 – 21.69	13.04
Granted	424,295	4.04 – 8.25	4.13
Forfeited	(96,725)	4.07 – 12.93	11.87
Issued or withheld for tax withholding purposes	(179,890)	3.60 – 21.69	8.30
Outstanding, December 31, 2012	440,025	4.04 – 21.69	$6.57
Exercisable, December 31, 2012 (1)	55,593	2.90 – 24.05	$8.68

(1)
Exercisable at December 31, 2012 consists of non-employee director DSUs that have vested, but have not yet been converted to common stock. The total grant-date fair value of such non-employee director DSUs is $483.

Assumptions
In accordance with Topic 718, the Company uses the following assumptions in determining compensation expense:
Grant-Date Fair Value
The Company calculates the grant-date fair value of time-based RSUs, performance-based RSUs and non-employee directors’ RSUs based on the closing price of the Company’s common stock on the date of grant.
For the options granted on August 15, 2012, performance-based RSU's granted on January 1, 2010, which were amended on September 22, 2010, and the time-based RSU’s granted on September 22, 2010, as previously discussed, and warrants granted on the Effective Date as previously discussed, the Company calculated the grant-date fair value by using a Black Scholes-Merton pricing model and the following assumptions:

	Options	RSUs	Warrants
Expected term (i)	6.5 years	3 years	4 years
Expected volatility (ii)	55.1%	120.0%	75.0%
Expected dividends (iii)	None	None	None
Risk-free interest rate (iv)	1.16%	1.75%	1.65%

Option assumption definitions:

(i)	Expected term. Determined based on historical option exercises.

(ii)
Expected volatility. The Company is responsible for estimating the volatility of the price of its common stock and has considered a number of factors, including third party estimates, to determine its expected volatility. For these awards, after being a public company for more than four years, the Company determined to use its own historical volatility blended with a peer group volatility to determine the volatility rate.

(iii)
Expected dividends. No dividends were declared by the Company after 2007 because the Company’s senior credit facility at that time precluded the payment of dividends. The Credit Facility continues to generally prohibit the payment of dividends.

(iv)	Risk-free interest rate. The yield on a U.S. Treasury Strip for the period that is commensurate with the expected term assumptions.

RSU assumption definitions:

(i)	Expected term. Performance-based RSUs expire three years after the grant date.

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

Warrant assumption definitions:

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
Forfeitures
As the time-based and performance-based RSUs require continued employment or service up to the time of vesting, the amount of stock-based compensation recognized during a period is required to include an estimate of forfeitures. No estimate of forfeitures has been made for RSUs and DSU’s awarded to non-employee directors because they vest immediately upon grant. Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is related to employee attrition and based on a historical analysis of its employee turnover. This analysis is re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will be only for those shares that meet the requirements of continued employment up to the time of vesting. As of December 31, 2012, the forfeiture rates for the 2010, the 2011 LTIP and the 2012 Executive LTIP plans are estimated at 10%. In accordance with Topic 718, the cumulative effect of applying the change in estimate retrospectively is recognized in the period of change. During 2012, the Company did not change its forfeiture rate estimates, therefore no cumulative adjustment was made.

As of December 31, 2012, there was approximately $2.9 million of total unrecognized compensation expense related to unvested share-based awards which is expected to be recognized over a weighted average period of 3.17 years.
The Company’s Credit Facility generally prohibits the payment of dividends and accordingly, no such payments were made during the years ended December 31, 2012 and 2011.

11. Restructuring Expense
Restructuring expense included in the Company’s statements of operations are the result of its long-term strategy to reduce production costs and improve long-term competitiveness. Restructuring and impairments expense consists principally of severance costs related to reductions in work force and of facility costs and impairments of assets principally related to closing facilities and/or the relocation of production to another facility. Impairment amounts for assets held for sale reflect estimated selling prices less costs to sell and are considered to be a Level 2 within the fair value hierarchy. Facility costs are principally comprised of costs to relocate assets to the Company’s other facilities, operating lease termination costs and other associated costs.
During 2012, the Company incurred $25,708 in restructuring expenses, of which $21,251, $4,295 and $162 were in the clothing, rolls and corporate segments, respectively. This amount includes costs incurred as a result of (1) the reduction of selling costs in Europe via termination of sales agency agreements, resulting in $3,601 of restructuring costs; (2) the closure of clothing production operation in Argentina, resulting in $2,176 of restructuring costs; (3) the closure of roll covering plant in France, resulting in $3,717 restructuring costs; (4) the reduction of base costs via headcount reductions primarily in Europe, resulting in $7,952 of restructuring costs, and (6) the planned closure of clothing plant in Spain, resulting in restructuring costs of $8,262. Included in these costs were non-cash impairment charges of $2,479 recorded in 2012 as a result of closing the Argentina, France and Spain facilities.
During 2011, the Company incurred $1,589 for restructuring expense, of which $368 and $1,221 were in the clothing and rolls segments, respectively. This amount includes costs resulting from its long-term strategy to reduce production costs and improve long-term competitiveness as described above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities and through headcount reductions.
During 2010, the Company incurred $10,004 for restructuring expense in the clothing, rolls and corporate segments of $4,351, $4,109 and $1,543, respectively. This amount included approximately $2,400 related to the closing of the Company’s Vietnam clothing facility including $2,100 as an impairment, approximately $1,800 related to the Company’s closure of its Stowe Woodward roll covers facility in North Bay, Ontario including approximately $700 as an impairment, approximately

$1,500 related to the closure of the Company’s Massachusetts corporate operations, the closure of a rolls plant in Germany and approximately $4,700 related to our continuation of the streamlining of the Company’s operations.
The Company expects to continue to review its business to determine if additional actions can be taken to further improve its cost structure. Restructuring expenses of approximately $10,000 are estimated during 2013, primarily related to the continuation of streamlining the operating structure and improving long-term competitiveness of the Company. Actual restructuring costs for 2013 may substantially differ from estimates at this time, depending on actual operating results in 2012 and the timing of the restructuring activities.

The table below sets forth the significant components and activity in the restructuring program during the years ended December 31, 2012, 2011 and 2010:

2012	Balance at December 31, 2011	Charges (1)	Currency Effects	Cash Payments	Balance at December 31, 2012
Severance	$800	$18,050	$172	$(3,445)	$15,577
Facility costs and other	452	5,179	(110)	(5,186)	335
Total	$1,252	$23,229	$62	$(8,631)	$15,912
(1) Amount excludes $2,479 related to impairment charges.

2011	Balance at December 31, 2010	Charges (1)	Currency Effects	Cash Payments	Balance at December 31, 2011
Severance	$2,255	$482	$(74)	$(1,863)	$800
Facility costs and other	471	705	50	(774)	452
Total	$2,726	$1,187	$(24)	$(2,637)	$1,252
(1) Amount excludes $402 related to a Canadian pension plan termination charge reclassified out of Accumulated Other Comprehensive Income, rather than recorded in the accrual above.

2010	Balance at December 31, 2009	Charges (1)	Currency Effects	Cash Payments	Balance at December 31, 2010
Severance	$536	$4,663	$(49)	$(2,895)	$2,255
Facility costs and other	1,478	2,451	(57)	(3,401)	471
Total	$2,014	$7,114	$(106)	$(6,296)	$2,726
(1) Amount excludes $2,890 related to impairment charges.

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
Summarized financial information for the Company’s reportable segments is presented in the tables that follow for each of the three years ended December 31, 2012.

	Clothing	Roll Covers	Corporate	Eliminations	Total
2012
Net sales	$354,172	$184,568	$—	$—	$538,740
Depreciation and amortization (1)	29,818	10,852	168	—	40,838
Segment Earnings (Loss)	62,884	38,212	(11,868)	—
Total assets	490,283	224,288	698,944	(794,672)	618,843
Capital expenditures	14,026	7,314	365	—	21,705
2011
Net sales	$386,433	$200,527	$—	$—	$586,960
Depreciation and amortization (1)	32,575	10,877	234	—	43,686
Segment Earnings (Loss)	79,458	40,327	(12,126)	—
Total assets	499,338	228,014	730,269	(791,900)	665,721
Capital expenditures	21,530	8,172	452		30,154
2010
Net sales	$359,686	$188,648	$—	$—	$548,334
Depreciation and amortization (1)	30,188	10,771	322	—	41,281
Segment Earnings (Loss)	83,235	42,881	(10,666)	—
Total assets	514,380	233,410	706,503	(764,351)	689,942
Capital expenditures	21,919	5,756	253	—	27,928

(1)	Depreciation and amortization excludes amortization of financing costs, included in interest expense of $3,424, $2,307, and $5,953 for 2012, 2011 and 2010, respectively.

Provided below is a reconciliation of Segment Earnings (Loss) to income before provision for income taxes for each of the three years in the period ended December 31:

	2012	2011	2010
Segment Earnings (Loss):
Clothing	$62,884	$79,458	$83,235
Roll Covers	38,212	40,327	42,881
Corporate	(11,868)	(12,126)	(10,666)
Stock-based compensation	(1,949)	(1,439)	(7,310)
Legal fees related to debt refinancing	(115)	—	—
Idle facility asset impairment	(1,195)	—	—
Non-recurring expenses related to CEO retirement	(3,385)	—	—
Interest expense, net	(37,878)	(39,150)	(56,795)
Depreciation and amortization (1)	(40,838)	(43,686)	(41,281)
Restructuring expenses	(25,708)	(1,589)	(10,004)
Financial restructuring costs included in general and administrative expense	—	—	(9,923)
Gain (loss) on debt extinguishment	243	(2,926)	—
(Loss) income before reorganization items and provision for income taxes	$(21,597)	$18,869	$(9,863)

(1) Excludes amortization of deferred finance costs that are charged to interest expense.
Information concerning principal geographic areas is set forth below. Net sales amounts are by geographic area of product destination. Net sales amounts are for the years ended December 31, 2012, 2011 and 2010 and property, plant and equipment amounts are as of December 31, 2012, 2011 and 2010.

	North America	Europe	Asia- Pacific	Other	Total
2012
Net sales	$205,588	$166,664	$105,568	$60,920	$538,740
Property, plant and equipment	97,270	125,980	29,977	55,579	308,806
2011
Net sales	$210,644	$197,006	$112,809	$66,501	$586,960
Property, plant and equipment	102,754	136,579	32,827	63,096	335,256
2010
Net sales	$197,805	$188,723	$95,056	$66,750	$548,334
Property, plant and equipment	108,322	148,051	38,961	65,936	361,270

13. Supplemental Guarantor Financial Information
On May 26, 2011, the Company closed on the sale of its Notes. The Notes are unsecured obligations of the Company and are fully and unconditionally guaranteed on a senior unsecured basis by all of the domestic wholly owned subsidiaries of the Company (the “Guarantors”). In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, the following consolidating financial statements present the financial position, results of operations and cash flows of Xerium Technologies, Inc. (referred to as “Parent” for the purpose of this note only) on a stand-alone parent-only basis, the Guarantors on a Guarantors-only basis, the combined non-Guarantor subsidiaries and elimination entries necessary to arrive at the information for the Parent, the Guarantors and non-Guarantor subsidiaries on a consolidated basis.

Xerium Technologies, Inc.
Consolidating Balance Sheet
At December 31, 2012
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
ASSETS
Current assets:
Cash and cash equivalents	$6,471	$36	$28,270	$—	$34,777
Accounts receivable, net	—	20,964	63,492	—	84,456
Intercompany (payable) receivable	(102,407)	107,944	(5,537)	—	—
Inventories	—	15,672	62,569	(850)	77,391
Prepaid expenses	159	1,693	7,534	—	9,386
Other current assets	—	2,970	11,869	—	14,839
Total current assets	(95,777)	149,279	168,197	(850)	220,849
Property and equipment, net	734	62,157	245,915	—	308,806
Investments	596,891	149,134	—	(746,025)	—
Goodwill	—	17,737	43,390	—	61,127
Intangible assets	10,034	4,776	3,868	—	18,678
Other assets	44	—	9,339	—	9,383
Total assets	$511,926	$383,083	$470,709	$(746,875)	$618,843

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Notes payable	$—	$—	$7,911	$—	$7,911
Accounts payable	502	8,629	27,753	—	36,884
Accrued expenses	6,005	6,579	47,173	—	59,757
Current maturities of long-term debt	1,250	—	1,147	—	2,397
Total current liabilities	7,757	15,208	83,984	—	106,949
Long-term debt, net of current maturities	339,717	—	94,967	—	434,684
Deferred and long-term taxes	—	2,335	14,247	—	16,582
Pension, other post-retirement and post-employment obligations	21,677	1,000	61,272	—	83,949
Other long-term liabilities	31	—	5,709	—	5,740
Intercompany loans	229,239	(358,187)	128,948	—	—
Total stockholders’ (deficit) equity	(86,495)	722,727	81,582	(746,875)	(29,061)
Total liabilities and stockholders’ (deficit) equity	$511,926	$383,083	$470,709	$(746,875)	$618,843

Xerium Technologies, Inc.
Consolidating Balance Sheet
At December 31, 2011
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
ASSETS
Current assets:
Cash and cash equivalents	$11,548	$280	$31,738	$—	$43,566
Accounts receivable, net	—	21,210	70,574	—	91,784
Intercompany (payable) receivable	(95,855)	102,653	(6,798)	—	—
Inventories	—	19,759	64,857	(1,299)	83,317
Prepaid expenses	272	1,546	4,359	—	6,177
Other current assets	—	4,716	10,335	—	15,051
Total current assets	(84,035)	150,164	175,065	(1,299)	239,895
Property and equipment, net	881	67,727	266,648	—	335,256
Investments	579,018	162,438	—	(741,456)	—
Goodwill	—	17,737	41,383	—	59,120
Intangible assets	11,484	6,986	4,170	—	22,640
Other assets	196	—	8,614	—	8,810
Total assets	$507,544	$405,052	$495,880	$(742,755)	$665,721

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$679	$10,257	$28,807	$—	$39,743
Accrued expenses	6,563	5,722	35,520	—	47,805
Current maturities of long-term debt	1,250	—	2,298	—	3,548
Total current liabilities	8,492	15,979	66,625	—	91,096
Long-term debt, net of current maturities	358,116	—	107,390	—	465,506
Deferred and long-term taxes	—	2,378	16,204	—	18,582
Pension, other post-retirement and post-employment obligations	22,906	1,820	56,462	—	81,188
Other long-term liabilities	—	—	11,654	—	11,654
Intercompany loans	187,661	(307,813)	120,152	—	—
Total stockholders’ (deficit) equity	(69,631)	692,688	117,393	(742,755)	(2,305)
Total liabilities and stockholders’ (deficit) equity	$507,544	$405,052	$495,880	$(742,755)	$665,721

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive (Loss) Income
For the year ended December 31, 2012
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$178,613	$407,647	$(47,520)	$538,740
Costs and expenses:
Cost of products sold	(1,451)	129,127	265,513	(48,018)	345,171
Selling	—	22,205	53,878	—	76,083
General and administrative	10,241	6,525	46,935	—	63,701
Research and development	—	8,485	3,196	—	11,681
Restructuring	163	510	25,035	—	25,708
	8,953	166,852	394,557	(48,018)	522,344
(Loss) income from operations	(8,953)	11,761	13,090	498	16,396
Interest (expense) income, net	(28,115)	6,503	(16,266)	—	(37,878)
Foreign exchange (loss) gain	(612)	(46)	300	—	(358)
Equity in subsidiaries income	17,875	(20,177)	—	2,302	—
Gain on extinguishment of debt	243	—	—	—	243
Dividend income	1,657	22,928	—	(24,585)	—
(Loss) income before provision for income taxes	(17,905)	20,969	(2,876)	(21,785)	(21,597)
(Provision) benefit for income taxes	(130)	(131)	3,823	—	3,562
Net (loss) income	$(18,035)	$20,838	$947	$(21,785)	$(18,035)
Comprehensive (loss) income	$(18,488)	$21,644	$(9,753)	$(21,785)	$(28,382)

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive (Loss) Income
For the year ended December 31, 2011
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$180,973	$455,339	$(49,352)	$586,960
Costs and expenses:
Cost of products sold	(2,384)	128,567	293,830	(49,259)	370,754
Selling	53	22,879	56,475	—	79,407
General and administrative	7,571	7,573	46,868	—	62,012
Research and development	(3)	8,565	3,535	—	12,097
Restructuring	(72)	907	754	—	1,589
	5,165	168,491	401,462	(49,259)	525,859
(Loss) income from operations	(5,165)	12,482	53,877	(93)	61,101
Interest (expense) income, net	(24,594)	7,618	(22,174)	—	(39,150)
Loss on extinguishment of debt	(2,903)	(6)	(17)		(2,926)
Foreign exchange (loss) gain	582	(956)	218	—	(156)
Equity in subsidiaries income	39,640	18,851	—	(58,491)	—
Dividend income	1,366			(1,366)	—
Income (loss) before provision for income taxes	8,926	37,989	31,904	(59,950)	18,869
Provision for income taxes	(736)	(203)	(9,740)	—	(10,679)
Net income (loss)	$8,190	$37,786	$22,164	$(59,950)	$8,190
Comprehensive (loss) income	$(10,489)	$44,797	$4,663	$(59,950)	$(20,979)

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive (Loss) Income
For the year ended December 31, 2010
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$170,727	$425,367	$(47,760)	$548,334
Costs and expenses:
Cost of products sold	(2,213)	117,801	266,026	(47,656)	333,958
Selling	—	20,611	52,272	—	72,883
General and administrative	11,703	7,004	56,091	—	74,798
Research and development	(21)	8,774	2,674	—	11,427
Restructuring	1,543	847	7,614	—	10,004
	11,012	155,037	384,677	(47,656)	503,070
(Loss) income from operations	(11,012)	15,690	40,690	(104)	45,264
Interest (expense) income, net	(33,942)	1,616	(24,469)	—	(56,795)
Foreign exchange (loss) gain	2,075	(1,124)	717	—	1,668
Equity in subsidiaries income	8,177	(8,685)	—	508	—
Dividend income	1,517	8,294	—	(9,811)	—
(Loss) income before reorganization expenses and provision for income taxes	(33,185)	15,791	16,938	(9,407)	(9,863)
Reorganization expenses	(39,106)	(1,396)	(4,455)	—	(44,957)
(Loss) income before provision for income taxes	(72,291)	14,395	12,483	(9,407)	(54,820)
Provision for income taxes	(795)	(253)	(17,218)	—	(18,266)
Net (loss) income	$(73,086)	$14,142	$(4,735)	$(9,407)	$(73,086)
Comprehensive (loss) income	$(67,099)	$11,022	$1,138	$(9,407)	$(64,346)

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows
For the year ended December 31, 2012
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net (loss) income	$(18,035)	$20,838	$947	$(21,785)	$(18,035)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock-based compensation	1,949	—	—	—	1,949
Depreciation	168	8,340	30,025	—	38,533
Amortization of other intangibles	—	2,212	93	—	2,305
Deferred financing cost amortization	2,407	—	1,017	—	3,424
Unrealized foreign exchange loss on revaluation of debt	—	—	582	—	582
Deferred taxes	—	—	(8,249)	—	(8,249)
Asset impairment	—	—	3,674		3,674
Loss (gain) on disposition of property and equipment	—	128	(704)	—	(576)
(Gain) loss on extinguishment of debt	(243)	—	—		(243)
Intercompany dividend	(1,657)	(22,928)	—	24,585	—
Provision (credit) for doubtful accounts	—	(109)	1,063	—	954
Undistributed equity in (earnings) loss of subsidiaries	(17,875)	20,177	—	(2,302)	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	8	355	5,232	—	5,595
Inventories	—	4,087	1,630	(498)	5,219
Prepaid expenses	112	(147)	(3,388)	—	(3,423)
Other current assets	—	1,704	(1,120)	—	584
Accounts payable and accrued expenses	(1,064)	(769)	11,169	—	9,336
Deferred and other long-term liabilities	54	(819)	(1,542)	—	(2,307)
Intercompany loans	6,551	(5,298)	(1,253)	—	—
Net cash (used in) provided by operating activities	(27,625)	27,771	39,176	—	39,322
Investing activities
Capital expenditures	(365)	(2,618)	(18,722)	—	(21,705)
Intercompany property and equipment transfers, net	344	(287)	(57)	—	—
Proceeds from disposals of property and equipment	—	19	1,069	—	1,088
Net cash provided by (used in) investing activities	(21)	(2,886)	(17,710)	—	(20,617)
Financing activities
Net increase in notes payable	—	—	7,365		7,365
Principal payments on debt	(18,066)	—	(14,989)	—	(33,055)
Payment of deferred financing fees	(1,047)	—	(735)	—	(1,782)
Dividends paid	1,657	4,024	(5,681)	—	—
Intercompany loans	40,025	(29,156)	(10,869)	—	—
Net cash provided by (used in) financing activities	22,569	(25,132)	(24,909)	—	(27,472)
Effect of exchange rate changes on cash flows	—	3	(25)	—	(22)
Net decrease in cash	(5,077)	(244)	(3,468)	—	(8,789)
Cash and cash equivalents at beginning of period	11,548	280	31,738	—	43,566
Cash and cash equivalents at end of period	$6,471	$36	$28,270	$—	$34,777

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows
For the year ended December 31, 2011
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net income	$8,190	$37,786	$22,164	$(59,950)	$8,190
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	1,439	—	—	—	1,439
Depreciation	234	8,040	33,107	—	41,381
Amortization of other intangibles	—	2,212	93	—	2,305
Deferred financing cost amortization	56	204	2,047	—	2,307
Unrealized foreign exchange loss on revaluation of debt	—	—	139	—	139
Deferred taxes	—	—	334	—	334
Gain on disposition of property and equipment	3	(103)	(464)	—	(564)
Intercompany dividend	(1,366)	—	—	1,366	—
Curtailment/settlement loss	—	—	402		402
Loss on extinguishment of debt	2,903	6	17	—	2,926
Provision for doubtful accounts	—	658	597	—	1,255
Undistributed equity in (earnings) loss of subsidiaries	(39,640)	(18,851)	—	58,491	—
Change in assets and liabilities which provided (used) cash:					—
Accounts receivable	(9)	1,230	(2,091)	—	(870)
Inventories	—	(1,029)	(2,477)	93	(3,413)
Prepaid expenses	88	(155)	(238)	—	(305)
Other current assets	645	(1,296)	(521)	—	(1,172)
Accounts payable and accrued expenses	2,556	(1,970)	(4,406)	—	(3,820)
Deferred and other long-term liabilities	(211)	(1,053)	(4,062)	—	(5,326)
Intercompany loans	6,677	5,108	(11,785)	—	—
Net cash (used in)provided by operating activities	(18,435)	30,787	32,856	—	45,208
Investing activities
Capital expenditures	(452)	(4,467)	(25,235)	—	(30,154)
Intercompany property and equipment transfers, net	97	(14)	(83)	—	—
Proceeds from disposals of property and equipment	—	146	7,618	—	7,764
Restricted cash	13,702	—	—	—	13,702
Net cash provided by (used in) investing activities	13,347	(4,335)	(17,700)	—	(8,688)
Financing activities
Net decrease in borrowings	—	—	(181)		(181)
Proceeds from borrowings	365,000	—	124,810	—	489,810
Principal payments on debt	(263,232)	(51,016)	(189,542)	—	(503,790)
Payment of deferred financing fees	(13,101)	—	(4,201)	—	(17,302)
Dividends paid	1,366	—	(1,366)	—	—
Intercompany loans	(79,742)	24,812	54,930	—	—
Net cash used in financing activities	10,291	(26,204)	(15,550)	—	(31,463)
Effect of exchange rate changes on cash flows	—	(1)	(191)	—	(192)
Net increase in cash	5,203	247	(585)	—	4,865
Cash and cash equivalents at beginning of period	6,345	33	32,323	—	38,701
Cash and cash equivalents at end of period	$11,548	$280	$31,738	$—	$43,566

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows
For the year ended December 31, 2010
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net (loss) income	$(73,086)	$14,142	$(4,735)	$(9,407)	$(73,086)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	7,310	—	—	—	7,310
Depreciation	323	7,821	30,819	—	38,963
Amortization of other intangibles	—	2,212	106	—	2,318
Deferred financing cost amortization	5,019	189	745	—	5,953
Unrealized foreign exchange loss on revaluation of debt	—	—	(1,621)	—	(1,621)
Deferred taxes	—	—	8,614	—	8,614
Asset impairments	—	122	2,768		2,890
Gain on disposition of property and equipment	—	(213)	(1,892)	—	(2,105)
Intercompany dividend	(1,517)	(8,294)	—	9,811	—
Non-cash reorganization items	22,947	1,396	4,455		28,798
Change in the fair value of interest rate caps	4,630	4,097	994		9,721
Provision (credit) for doubtful accounts	—	(307)	(873)	—	(1,180)
Undistributed equity in (earnings) loss of subsidiaries	(8,177)	8,685	—	(508)	—
Change in assets and liabilities which provided (used) cash:					—
Accounts receivable	10	(6,389)	(3,269)	—	(9,648)
Inventories	—	(1,583)	(3,332)	104	(4,811)
Prepaid expenses	1,020	(600)	280	—	700
Other current assets	(823)	(554)	(697)	—	(2,074)
Accounts payable and accrued expenses	(3,745)	5,447	9,900	—	11,602
Deferred and other long-term liabilities	300	(623)	(1,287)	—	(1,610)
Intercompany loans	(4,042)	(12,172)	16,214	—	—
Net cash (used in) provided by operating activities	(49,831)	13,376	57,189	—	20,734
Investing activities
Capital expenditures	(252)	(3,435)	(24,241)	—	(27,928)
Intercompany property and equipment transfers, net	—	(645)	645	—	—
Proceeds from disposals of property and equipment	—	296	3,874	—	4,170
Restricted cash	(13,701)	—	—	—	(13,701)
Other	—	—	(29)		(29)
Net cash (used in) provided by investing activities	(13,953)	(3,784)	(19,751)	—	(37,488)
Financing activities
Net decrease in borrowings	—		(1,025)		(1,025)
Proceeds from borrowings	60,000	—	402	—	60,402
Principal payments on debt	(10,098)	(595)	(7,886)	—	(18,579)
Payment of deferred financing fees	(5,997)	(456)	(1,719)	—	(8,172)
Dividends paid	1,517	8,294	(9,811)	—	—
Intercompany loans	17,481	(16,810)	(671)	—	—
Net cash provided by (used in) financing activities	62,903	(9,567)	(20,710)	—	32,626
Effect of exchange rate changes on cash flows	—	(92)	(118)	—	(210)
Net (decrease) increase in cash	(881)	(67)	16,610	—	15,662
Cash and cash equivalents at beginning of period	7,226	100	15,713	—	23,039
Cash and cash equivalents at end of period	$6,345	$33	$32,323	$—	$38,701

14. Quarterly Financial Data

The following table presents our unaudited consolidated statements of operations data for each quarter in the two years ended December 31, 2012. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been made to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the notes thereto appearing elsewhere in this document. These operating results are not necessarily indicative of the results of operations that may be expected for any future period.

	For the Three Months Ended
	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011
			(in thousands, except per share data)
Net sales	$133,767	$134,231	$136,378	$134,364	$145,189	$148,227	$150,378	$143,166
Costs and expenses:
Cost of products sold	86,775	85,079	85,396	87,921	94,986	94,010	92,507	89,251
Selling	18,979	18,546	19,070	19,488	19,559	19,817	20,507	19,524
General and administrative	16,192	15,650	14,034	17,825	14,452	14,002	16,178	17,380
Research and development	3,150	2,700	2,869	2,962	3,177	2,907	2,925	3,088
Restructuring	14,765	5,840	1,129	3,974	302	577	542	168
Total operating costs and expenses	139,861	127,815	122,498	132,170	132,476	131,313	132,659	129,411
(Loss) income from operations	(6,094)	6,416	13,880	2,194	12,713	16,914	17,719	13,755
Other income (expense):
Interest expense, net	(9,384)	(9,777)	(9,120)	(9,598)	(9,441)	(9,873)	(9,982)	(9,854)
Gain (loss) on extinguishment of debt	243	—	—	—	—	—	(2,926)	—
Foreign exchange (loss) gain	(514)	(202)	(180)	539	128	(289)	(159)	164
(Loss) income before benefit (provision) for income taxes	(15,749)	(3,563)	4,580	(6,865)	3,400	6,752	4,652	4,065
Benefit (provision) for income taxes	6,667	(94)	(2,354)	(657)	(967)	(3,264)	(3,030)	(3,418)
Net (loss) income	$(9,082)	$(3,657)	$2,226	$(7,522)	$2,433	$3,488	$1,622	$647
Comprehensive (loss) income	$(12,891)	$(1,781)	$(10,232)	$(3,478)	$(16,525)	$(18,375)	$7,529	$6,392
Net (loss) income per common share—basic	$(0.59)	$(0.24)	$0.15	$(0.50)	$0.16	$0.23	$0.11	$0.04
Net (loss) income per common share—diluted	$(0.59)	$(0.24)	$0.15	$(0.50)	$0.16	$0.23	$0.11	$0.04

XERIUM TECHNOLOGIES, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS

Classification	Balance at Beginning of Year	Charged (credited) to Cost and Expense	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year
For the year-ended December 31, 2012:
Allowance for doubtful accounts	$5,232	$954	$(59)	$(827)	$5,300
For the year-ended December 31, 2011:
Allowance for doubtful accounts	$4,755	$1,255	$(161)	$(617)	$5,232
For the year-ended December 31, 2010:
Allowance for doubtful accounts	$7,370	$(1,180)	$(177)	$(1,258)	$4,755

ALLOWANCE FOR SALES RETURNS

Classification	Balance at Beginning	Charged to Revenue	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year
For the year-ended December 31, 2012:
Allowance for sales returns	$4,999	$3,656	$(155)	$(3,670)	$4,830
For the year-ended December 31, 2011:
Allowance for sales returns	$5,668	$4,241	$(148)	$(4,762)	$4,999
For the year-ended December 31, 2010:
Allowance for sales returns	$6,422	$4,176	$227	$(5,157)	$5,668
ALLOWANCE FOR CUSTOMER REBATES

Classification	Balance at Beginning of Year	Charged to Revenue	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year
For the year-ended December 31, 2012:
Allowance for customer rebates	$1,265	$878	$29	$(808)	$1,364
For the year-ended December 31, 2011:
Allowance for customer rebates	$1,217	$975	$8	$(935)	$1,265
For the year-ended December 31, 2010:
Allowance for customer rebates	$1,432	$602	$(50)	$(767)	$1,217