Form 10-K/A
period 2012-12-31
XERIUM TECHNOLOGIES INC
filed 2013-03-28
CIK 1287151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, initially filed with the Securities and Exchange Commission (“SEC”) on March 11, 2013 (the “Original Filing”), is being filed to (i) amend and restate Item 15 in Part IV of the Original Filing in order to include the Exhibit Index referred to therein and (ii) renumber the consent of Ernst & Young LLP to Exhibit 23.1 from its prior numbering of Exhibit 31.1 in the Original Filing.

 Also included in this Amendment are (i) the signature page and (ii) certifications required of the principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
No attempt has been made in this Amendment to modify or update the other disclosures presented in the Original Filing. This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including the exhibits to the Original Filing, affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC.

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

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on March 28, 2013.

XERIUM TECHNOLOGIES, INC.

By:	/s/ HAROLD C. BEVIS
Harold C. Bevis President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1(1)*	Joint Prepackaged Plan of Reorganization, as confirmed by the bankruptcy court on May 12, 2010.
2.2(2)	Confirmation Order, dated May 12, 2010.
3.1(3)	Second Amended and Restated Certificate of Incorporation of Xerium Technologies, Inc.
3.2(4)	Amended and Restated By-Laws of Xerium Technologies, Inc.
4.1(5)	Registration Rights Agreement by and among Xerium Technologies, Inc. and certain of its investors.
4.2(6)	Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated May 25, 2010.
4.3(7)	Registration Rights Agreement entered into by and among the Company and the RRA Parties, dated May 25, 2010.
4.4(8)	Form of Stock Certificate.
4.5(9)	Form of Warrant.
4.6.(10)	Dividend Reinvestment Plan.
4.7(11)	Indenture among the Company, the guarantor parties thereto and U.S. Bank National Association as Trustee, dated May 26, 2011.
4.8(12)	Registration Rights Agreement among the Company, the guarantor parties thereto and the Initial Purchasers, dated May 26, 2011.
4.9(13)	Form of 8.875% Senior Notes due 2018 (included in exhibit 4.7).
10.1(14)	New Credit Facility among the Company, certain direct and indirect subsidiaries of the Company, and certain financial institutions, dated May 26, 2011.
10.2(15)	Amendment No. 1 to the New Credit Facility among the Company, certain direct and indirect subsidiaries of the Company, and certain financial institutions, dated June 28, 2012.
10.3(16)	Director Nomination Agreement entered into by and among the Company and AS Investors, LLC, dated May 25, 2010.
10.4(17)	Director Nomination Agreement entered into by and among the Company, Carl Marks Strategic Investments, L.P., and Carl Marks Strategic Opportunities Fund, L.P., dated May 25, 2010.
10.5(18)+	2005 Equity Incentive Plan.
10.6(19)+	Amendment No. 1 to the 2005 Equity Incentive Plan.
10.7(20)+	Amendment No. 2 to the 2005 Equity Incentive Plan.
10.8(21)+	Amendment No. 3 to the 2005 Equity Incentive Plan.
10.9(22)+	Performance Criteria Terms for Performance-Based Awards Under the 2005 Equity Incentive Plan.
10.10(23)+	2009 Director Restricted Stock Units Agreement dated as of June 9, 2009.
10.11(24)+	2009 Director Restricted Stock Units Agreement dated as of August 4, 2009.
10.12(25)+	2010 Equity Incentive Plan of Xerium Technologies, Inc.
10.13(26)+	Amendment No. 1 to 2010 Equity Incentive Plan of Xerium Technologies, Inc.
10.14(27)+	Performance Award Program for 2010.
10.15(28)+	Long Term Incentive Plan.
10.16(29)+	2011-2013 Long-Term Incentive Plan.
10.17(30)+	2012-2014 Executive Long-Term Incentive Plan.
10.18(31)+	Form of Time-Based Restricted Stock Units Agreement under the Long Term Incentive Plan.
10.19(32)+	Form of Independent Director Indemnification Agreement entered into between the Registrant and certain independent directors.
10.20(33)+	Form of 2010 Director Option Agreement.
10.21(34)+	Non-Management Director Compensation Policy.
10.22(35)+	Directors’ Deferred Stock Unit Plan.
10.23(36)+	Employment Agreement with Harold C. Bevis.
10.24(37)+	Restricted Stock Unit Agreement with Harold C. Bevis.

Exhibit No.	Description of Exhibit
10.25(38)+	Option Agreement with Harold C. Bevis.
10.26(39)+	Amended and Restated Service Contract with John Badrinas.
10.27(40)+	Employment Agreement with Stephen R. Light.
10.28(41)+	Amendment No. 1 to Employment Agreement with Stephen R. Light.
10.29(42)+	Amendment No. 2 to Employment Agreement with Stephen R. Light.
10.30(43)+	Amendment No. 3 to Employment Agreement with Stephen R. Light.
10.31(44)+	Amendment No. 4 to Employment Agreement with Stephen R. Light.
10.32(45)+	2010 Performance-Based Restricted Stock Units Agreement with Stephen R. Light.
10.33(46)+	Stock Purchase Agreement with Stephen R. Light.
10.34(47)+	2008 Time-Based Restricted Stock Units Agreement with Stephen R. Light.
10.35(48)+	Amended and Restated Time-Based Restricted Stock Units and Performance-Based Restricted Stock Units Agreement with Stephen R. Light.
10.36(49)+	Employment Agreement with Clifford E. Pietrafitta.
10.37(50)+	Amended and Restated Employment Agreement with David Pretty.
10.38(51)+	Amendment to Amended and Restated Employment Agreement with David Pretty.
10.39(52)+	Amendment No. 3 to Employment Agreement with David Pretty.
10.40(53)+	Employment Agreement with Thomas C. Johnson.
10.41(54)+	Amendment to Employment Agreement with Thomas Johnson.
10.42(55)+	Employment Agreement with Eduardo Fracasso.
10.43(56)+	Employment Agreement with Kevin McDougall.
10.44(57)+	Amendment to Employment Agreement with Kevin McDougall.
10.45(58)+	Form of December 2011 Amendment to Employment Agreements with senior executive officers.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(59)	XBRL Instance Document
101.SCH(59)	XBRL Taxonomy Extension Schema Document
101.CAL(59)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(59)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(59)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(59)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2010, and incorporated herein by reference.
(2)	Filed as Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2010, and incorporated herein by reference.
(3)	Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(4)	Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.

(5)	Filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on June 23, 2005, and incorporated herein by reference.
(6)	Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(7)	Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(8)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(9)	Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(10)	Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on February 20, 2007, and incorporated herein by reference.
(11)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2011, and incorporated herein by reference.
(12)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2011, and incorporated herein by reference.
(13)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2011, and incorporated herein by reference.
(14)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 2, 2011, and incorporated herein by reference.
(15)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2012, and incorporated herein by reference.
(16)	Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(17)	Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(18)	Filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on June 23, 2005, and incorporated herein by reference.
(19)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2008, and incorporated herein by reference.
(20)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 11, 2008, and incorporated herein by reference.
(21)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 11, 2009, and incorporated herein by reference.
(22)	Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 11, 2008, and incorporated herein by reference.
(23)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2009, and incorporated herein by reference.
(24)	Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2009, and incorporated herein by reference.
(25)	Filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(26)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2011, and incorporated herein by reference.
(27)	Filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(28)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2010 and incorporated herein by reference.
(29)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011, and incorporated herein by reference.
(30)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2012, and incorporated herein by reference.

(31)	Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2010 and incorporated herein by reference.
(32)	Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2008, and incorporated herein by reference.
(33)	Filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2010, and incorporated herein by reference.
(34)	Filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2012, and incorporated herein by reference.
(35)	Filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011 and incorporated herein by reference.
(36)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2012, and incorporated herein by reference.
(37)	Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2012, and incorporated herein by reference.
(38)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2012, and incorporated herein by reference.
(39)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2007, and incorporated herein by reference.
(40)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 12, 2008, and incorporated herein by reference.
(41)	Filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed on April 8, 2008, and incorporated herein by reference.
(42)	Filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed on March 26, 2010, and incorporated herein by reference.
(43)	Filed as Exhibit 10.41 to the Registrant’s Registration Statement on Form S-4 filed on December 22, 2011, and incorporated herein by reference.
(44)	Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2012, and incorporated herein by reference.
(45)	Filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed on March 26, 2010, and incorporated herein by reference.
(46)	Filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K filed on March 26, 2010, and incorporated herein by reference.
(47)	Filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed on April 8, 2008, and incorporated herein by reference.
(48)	Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2010 and incorporated herein by reference.
(49)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011, and incorporated herein by reference.
(50)	Filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2009, and incorporated herein by reference.
(51)	Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011, and incorporated herein by reference.
(52)	Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2012, and incorporated herein by reference.
(53)	Filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2009, and incorporated herein by reference.
(54)	Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011, and incorporated herein by reference.
(55)	Filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K filed on March 26, 2010, and incorporated herein by reference.
(56)	Filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2010, and incorporated herein by reference.

(57)	Filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011, and incorporated herein by reference.
(58)	Filed as Exhibit 10.56 to the Registrant’s Registration Statement on Form S-4 filed on December 22, 2011, and incorporated herein by reference.
(59)
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