Form 10-Q
period 2013-03-31
XERIUM TECHNOLOGIES INC
filed 2013-05-07
CIK 1287151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________
FORM 10-Q
________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
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
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 1, 2013 was 15,370,146.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Xerium Technologies, Inc.
Consolidated Balance Sheets
(Dollars in thousands)

	March 31, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$40,763	$34,777
Accounts receivable, net	92,360	84,456
Inventories, net	75,265	77,391
Prepaid expenses	8,860	9,386
Other current assets	15,556	14,839
Total current assets	232,804	220,849
Property and equipment, net	299,853	308,806
Goodwill	58,821	61,127
Intangible assets	17,307	18,678
Other assets	8,095	9,383
Total assets	$616,880	$618,843
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	7,705	7,911
Accounts payable	$35,421	$36,884
Accrued expenses	63,787	59,757
Current maturities of long-term debt	2,500	2,397
Total current liabilities	109,413	106,949
Long-term debt, net of current maturities	431,489	434,684
Deferred and long-term taxes	15,651	16,582
Pension, other post-retirement and post-employment obligations	81,103	83,949
Other long-term liabilities	5,262	5,740
Commitments and contingencies (Note 9)
Stockholders’ deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares outstanding as of March 31, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value, 20,000,000 shares authorized; 15,370,146 and 15,309,717 shares outstanding as of March 31, 2013 and December 31, 2012, respectively	15	15
Stock warrants	13,532	13,532
Paid-in capital	413,420	413,124
Accumulated deficit	(408,354)	(413,839)
Accumulated other comprehensive loss	(44,651)	(41,893)
Total stockholders’ deficit	(26,038)	(29,061)
Total liabilities and stockholders’ deficit	$616,880	$618,843
See accompanying notes.

Xerium Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Net Sales	$139,805	$134,364
Costs and expenses:
Cost of products sold	85,298	87,921
Selling	18,521	19,488
General and administrative	14,634	17,825
Research and development	2,654	2,962
Restructuring	1,255	3,974
	122,362	132,170
Income from operations	17,443	2,194
Interest expense, net	(9,206)	(9,598)
Foreign exchange (loss) gain	(249)	539
Income (loss) before provision for income taxes	7,988	(6,865)
Provision for income taxes	(2,503)	(657)
Net income (loss)	$5,485	$(7,522)
Comprehensive income (loss)	$2,727	$(3,478)
Net income (loss) income per share:
Basic	$0.36	$(0.50)
Diluted	$0.36	$(0.50)
Shares used in computing net income (loss) income per share:
Basic	15,312,523	15,162,183
Diluted	15,381,204	15,162,183
See accompanying notes.

Xerium Technologies, Inc.
Condensed Consolidated Statements of Cash Flows—(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net income (loss)	$5,485	$(7,522)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	295	972
Depreciation	8,966	9,764
Amortization of intangibles	576	576
Deferred financing cost amortization	709	1,054
Foreign exchange (gain) loss on revaluation of debt	(118)	8
Deferred taxes	282	(182)
Asset impairment	928	—
Gain on disposition of property and equipment	(10)	(446)
Provision for doubtful accounts	35	141
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(9,227)	3,047
Inventories	928	(2,364)
Prepaid expenses	452	9
Other current assets	(1,963)	829
Accounts payable and accrued expenses	2,946	4,441
Deferred and other long-term liabilities	(1)	(175)
Net cash provided by operating activities	10,283	10,152
Investing activities
Capital expenditures, gross	(3,713)	(3,251)
Proceeds from disposals of property and equipment	317	703
Net cash used in investing activities	(3,396)	(2,548)
Financing activities
Principal payments on debt	(603)	(13,179)
Payment of deferred financing fees	—	(61)
Net cash used in financing activities	(603)	(13,240)
Effect of exchange rate changes on cash flows	(298)	380
Net increase (decrease) in cash	5,986	(5,256)
Cash and cash equivalents at beginning of period	34,777	43,566
Cash and cash equivalents at end of period	$40,763	$38,310

See accompanying notes.

Xerium Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share data)

1. Description of Business and Significant Accounting Policies
Description of Business

Xerium Technologies, Inc. (the "Company") is a leading global provider of industrial consumables and mechanical services used in the production of paper, paperboard, building products and nonwoven materials. Its operations are strategically located in the major paper-making regions of the world, including North America, Europe, South America and Asia-Pacific.
Basis of Presentation
The accompanying unaudited condensed consolidated interim financial statements at March 31, 2013 and for the three months ended March 31, 2013 and 2012 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2012 as reported on the Company's Annual Report on Form 10-K filed on March 11, 2013.
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
The components of inventories, net of allowances are as follows at:

	March 31, 2013	December 31, 2012
Raw materials	$17,330	$16,924
Work in process	23,790	23,681
Finished goods (includes consigned inventory of $8,754 in 2013 and $8,726 in 2012)	34,145	36,786
	$75,265	$77,391
Goodwill
The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other Intangible Assets (“Topic 350”). Topic 350 requires that goodwill and intangible assets that have indefinite lives not be amortized, but instead, must be tested for impairment at least annually or whenever events or business conditions warrant. During the three months ended March 31, 2013, the Company evaluated events and business conditions to determine if a test for an impairment of goodwill was warranted. No such events or business conditions took place during this period, therefore no test was determined to be warranted at March 31, 2013.
Warranties
The Company offers warranties on certain products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The

Company estimates the costs that may be incurred under its warranties and records a liability for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. The table below represents the changes in the Company’s warranty liability for the three months ended March 31, 2013:

	Balance at December 31, 2012	Charged to Revenue or Cost of Sales	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at March 31, 2013
For the three months ended March 31, 2013	$1,848	$514	$(35)	$(307)	$2,020

Net Income (Loss) Per Common Share
Net income (loss) per common share has been computed and presented pursuant to the provisions of ASC Topic 260, Earnings per Share (“Topic 260”). Net income (loss) per share is based on the weighted-average number of shares outstanding during the period. As of March 31, 2013 and 2012, the Company had outstanding restricted stock units (“RSUs”), deferred stock units (“DSUs”), warrants and options.
The following table sets forth the computation of basic and diluted weighted-average shares:

	Three Months Ended March 31,
	2013	2012
Weighted-average common shares outstanding–basic	15,312,523	15,162,183
Dilutive effect of stock-based compensation awards outstanding	68,681	—
Weighted-average common shares outstanding–diluted	15,381,204	15,162,183
Dilutive securities aggregating approximately 2.5 million and 1.7 million were outstanding for the three months ended March 31, 2013 and March 31, 2012, but were not included in the computation of diluted earnings per share for the three months ended March 31, 2013 and 2012 because the impact of including such shares would be anti-dilutive to the earnings per share calculations.

Impairment
The Company reviews its long-lived assets that have finite lives for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment (“Topic 360”). This topic requires that companies evaluate the fair value of long-lived assets based on the anticipated undiscounted future cash flows to be generated by the assets when indicators of impairment exist to determine if there is impairment to the carrying value. Any change in the carrying amount of an asset as a result of the Company's evaluation has been recorded in restructuring and impairments expense in the consolidated statements of operations. Impairment charges associated with restructuring are discussed in Note 7 "Restructuring Expense".
In addition, in the first quarter of 2013, the Company determined there was impairment to the carrying value of it's vacant facility held for sale and certain other assets at March 31, 2013, and recorded a $0.9 million impairment expense. This impairment charge is included in general and administrative expense in the Consolidated Statements of Operations for the quarter ended March 31, 2013.
New Accounting Standards

On February 5, 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to reporting of amounts reclassified out of accumulated other comprehensive income. This pronouncement affects the reporting of reclassification adjustments from accumulated other comprehensive income. The new requirements took effect for quarterly and annual reporting periods beginning after December 15, 2012. We adopted the provisions of this guidance at March 31, 2013. See Note 6 for this disclosure.

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
On August 8, 2011, the Company entered into two interest rate cap agreements with certain financial institutions, in notional amounts totaling $114,400, whereby the Company limits its variable interest rate exposure to the strike rate of the interest rate cap agreements. At March 31, 2013, the notional amount of these agreements was $90,720. Under the terms of the interest rate cap agreements, the Company will receive payments based on the spread in rates if the three-month LIBOR rate increases above the negotiated cap rates of 3.0%. The interest rate caps are considered designated hedging instruments, classified as Level 2 in the fair value hierarchy. Changes in fair value will be deferred in accumulated other comprehensive loss and the cap purchase price will be reclassified from accumulated comprehensive loss into earnings as interest expense over the life of the agreements. The fair value of the interest rate caps was $10 at March 31, 2013 and $16 at December 31, 2012. These amounts are included in other assets in the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012. Unrecognized losses of ($612) and ($644) were recorded in accumulated other comprehensive income (loss) at March 31, 2013 and December 31, 2012, respectively. The Company expects to reclassify $146 from other comprehensive income (loss) to interest expense over the next twelve months.
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
As of March 31, 2013 and December 31, 2012, the Company had outstanding derivatives that were not designated as hedges in qualifying hedging relationships. The value of these contracts is recognized at fair value based on market exchange forward rates and is recorded in other assets or other liabilities on the Consolidated Balance Sheets. The fair value of these derivatives at March 31, 2013 and December 31, 2012 was ($16) and $357, respectively. The change in fair value of these contracts is included in foreign exchange gain and was $103 and $451 for the three months ended March 31, 2013 and 2012, respectively.
The following represents the notional amounts of foreign exchange forward contracts at March 31, 2013:

	Notional Sold	Notional Purchased
Non-designated hedges of foreign exchange risk	$24,344	$(10,191)
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

3. Long-term Debt
At March 31, 2013 and December 31, 2012, long-term debt consisted of the following:

	March 31, 2013	December 31, 2012
Senior Bank Debt (Secured):
First lien debt, payable quarterly, U.S. Dollar denominated–LIBOR (minimum 1.25%) plus 5.00% (6.25%) as of March 31, 2013	$104,244	$104,557
First lien debt, payable quarterly, Euro denominated–EURIBOR (minimum 1.25%) plus 5.00% (6.25%) as of March 31, 2013	93,202	95,979
	197,446	200,536
Senior Notes (Unsecured), payable semi-annually–U.S. Dollar denominated interest rate fixed at 8.875%, matures June of 2018	236,410	236,410
Other Long-Term Debt:
Unsecured, interest rate fixed at 2.00%, Euro denominated	133	135
Unsecured, interest rate fixed at 1.31% to 3.40%, Yen denominated	—	—
	433,989	437,081
Less current maturities	2,500	2,397
Total	$431,489	$434,684
On May 26, 2011, the Company completed a refinancing transaction, which replaced certain of its then outstanding indebtedness with $240 million aggregate principal amount of 8.875% senior unsecured notes (the “Notes”) and a new approximately $278 million multi-currency senior secured credit facility (as subsequently amended, the “Credit Facility”), comprised of approximately $248 million of senior secured term loans and a $30 million senior secured revolving credit facility. The interest rates under the Credit Facility are calculated, at the Company’s option, at the Alternate Base Rate as defined in the Credit Facility, LIBOR or EURIBOR, subject to a minimum of 2.25%, 1.25% and 1.25%, respectively, plus, in each case, a margin. The Credit Facility and Notes contain customary covenants that, subject to certain exceptions, restrict the Company’s ability to enter into certain transactions and engage in certain activities. In addition, the Credit Facility includes specified financial covenants, requiring the Company to maintain certain consolidated leverage and interest coverage ratios and limiting its ability to make capital expenditures in excess of specified amounts. These covenants are included in Note 5 to the

Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012. The Company is in compliance with all covenants under the Notes and Credit Facility at March 31, 2013.
To facilitate its restructuring initiatives, on June 28, 2012, the Company entered into an amendment to its Credit Facility. Among other revisions to the Credit Facility, the amendment allows for additional add backs to Adjusted EBITDA annually through 2015 up to the lesser of $15 million or the unused portion of the allowed annual capital expenditure limit; increases the maximum leverage ratios between September of 2012 and December of 2013; amends the definition of the leverage ratio to reduce debt by unrestricted surplus cash held by the Company and increases the interest rate on the term loans by 0.75% annually for eighteen months. The Company paid $1.5 million in deferred financing costs related to the amendment. This amount is classified as an intangible asset in the Consolidated Balance Sheets at March 31, 2013.
As of March 31, 2013, an aggregate of $19.8 million is available for additional borrowings under the Credit Facility. This availability represents the $30.0 million revolving facility less $10.2 million of that facility committed for letters of credit. Additionally, at March 31, 2013, the Company had $5.1 million available for borrowings under other lines of credit.

As of March 31, 2013 and December 31, 2012, the carrying value of the Company’s long-term debt was $434.0 million and $437.1 million, respectively, and its fair value was approximately $424.7 million and $439.1 million, respectively. The Company determined the fair value of its debt utilizing significant other observable inputs (Level 2 of the fair value hierarchy).
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
For the three months ended March 31, 2013, the provision for income taxes was $2,503 as compared to $657 for the three months ended March 31, 2012. The increase in tax expense was primarily attributable to the geographic mix of earnings in the three months ended March 31, 2013 as compared with the three months ended March 31, 2012. The provision for income taxes is primarily impacted by income earned in tax paying jurisdictions relative to income earned in non-tax paying jurisdictions. The majority of income recognized for purposes of computing the effective tax rate is earned in countries where the statutory income tax rates range from 25% to 39%; however, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. The Company generates losses in certain jurisdictions for which no tax benefit is received, as the deferred tax assets in these jurisdictions (including the net operating losses) are fully reserved in the valuation allowance. For this reason, the Company recognizes minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States, the United Kingdom and Australia. Due to these reserves, the geographic mix of the Company’s pre-tax earnings has a direct correlation with how high or low its annual effective tax rate is relative to consolidated earnings.
As of March 31, 2013, the Company had a gross amount of unrecognized tax benefit of $2,865, exclusive of interest and penalties. The unrecognized tax benefit decreased by approximately $409 during the three months ended March 31, 2013, as a result of foreign currency effects, statute expirations and ongoing changes in currently reserved positions. The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense, which were immaterial for the three months ended March 31, 2013 and 2012. The tax years 2000 through 2012 remain open to examination in a number of the major taxing jurisdictions to which the Company and its subsidiaries are subject. The Company believes that it has made adequate provisions for all income tax uncertainties.
In November of 2011, the Federal Revenue Department of the Ministry of Finance of Brazil (“FRD”) issued a tax assessment against the Company’s indirect subsidiary, Xerium Technologies Brasil Indústria e Comércio S.A. (“Xerium Brazil”), challenging the goodwill recorded in the 2005 acquisition of Wangner Itelpa and Huyck Indústria e Comércio S.A. by Robec Brasil Participações Ltda., a predecessor to Xerium Brazil. This assessment denies the amortization of that goodwill against net income for the years 2006 through 2010. As of March 31, 2013, the Company would be required to pay approximately $43.4 million (subject to currency exchange rates) in tax, penalties and interest in the event the Company was unable to overturn this assessment. The Company believes the transactions in question (i) complied with Brazilian tax and accounting rules, (ii) were effected for a legitimate business purpose, to consolidate the Company’s operating activities in Brazil into one legal entity, and (iii) were properly documented and declared to Brazilian tax and corporate authorities. Based on the foregoing, Xerium Brazil filed a response disputing the tax assessment. In December of 2012 an administrative panel at the first administrative appeals level within the FRD rendered a decision upholding the assessment, but reducing the penalties claimed by 50%. This decision reduced the total assessment by approximately $11,590 to $31,762. On January 18, 2013, Xerium Brazil appealed the decision of the first administrative panel to the second of three administrative appeals courts potentially available to it within the FRD.
Although there can be no assurances, as of March 31, 2013, the Company believes it is more likely than not that it would prevail on every tax position under examination and therefore it did not accrue any amounts related to this assessment. Because this dispute is at a preliminary stage for resolution, the Company cannot assure a favorable outcome and cannot currently estimate the timing of the final resolution of this matter. The Company believes it has meritorious defenses and will vigorously contest this matter, and if the administrative courts of the FRD do not rule in the Company's favor, the Company intends to appeal its case to the Brazilian judicial courts. However, if management's views of the Company's position and the probable outcome of the assessment changes or the FRD’s initial position is sustained by Brazilian judicial courts, the amount accrued would adversely impact the Company’s financial condition and results of operations in the period in which any such determination or decision is made.

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
As required by Topic 715, the following tables summarize the components of net periodic benefit cost:
Defined Benefit Plans

	Three Months Ended March 31,
	2013	2012
Service cost	$973	$885
Interest cost	1,560	1,830
Expected return on plan assets	(1,412)	(1,373)
Amortization of prior service cost	3	3
Amortization of net loss	572	633
Net periodic benefit cost	$1,696	$1,978
6. Comprehensive Income (loss) and Accumulated Other Comprehensive Loss
Comprehensive income (loss) for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$5,485	$(7,522)
Foreign currency translation adjustments	(4,392)	4,626
Pension liability changes under Topic 715	1,602	(488)
Change in value of derivative instruments	32	(94)
Comprehensive loss	$2,727	$(3,478)

The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Pension Liability Changes Under Topic 715	Change in Value of Derivative Instruments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2012	$3,253	$(44,502)	$(644)	$(41,893)
Other comprehensive (loss) income before reclassifications	(4,392)	1,027	—	(3,365)
Amounts reclassified from other comprehensive (loss) income :
Amortization of actuarial losses, net of taxes of $0	—	575	—	575
Amortization of interest expense, net of taxes of $0	—	—	32	32
Net current period other comprehensive (loss) income	(4,392)	1,602	32	(2,758)
Balance at March 31, 2013	$(1,139)	$(42,900)	$(612)	$(44,651)

7. Restructuring and Impairment Expense
During the three months ended March 31, 2013, the Company recorded restructuring expenses of approximately $1,255. These included charges relating to the reduction of base costs via previously announced headcount reductions, the closure of a roll covering facility in France and the closure of clothing facility in Argentina. During the three months ended March 31, 2012, the Company recorded restructuring expenses of approximately $3,974. These charges were primarily related to $3.6 million of costs to terminate a sales agency arrangement in Europe.
The following table sets forth the significant components and activity under restructuring programs for the three months ended March 31, 2013 and 2012:

	Balance at December 31, 2012	Charges (1)	Currency Effects	Cash Payments	Balance at March 31, 2013
Severance	$15,577	$775	$(451)	$(4,109)	$11,792
Facility costs and other	335	410	(10)	(570)	165
Total	$15,912	$1,185	$(461)	$(4,679)	$11,957

	Balance at December 31, 2011	Charges	Currency Effects	Cash Payments	Balance at March 31, 2012
Severance	$800	$129	$13	$(213)	$729
Facility costs and other	452	3,845	(73)	(84)	4,140
Total	$1,252	$3,974	$(60)	$(297)	$4,869
(1) Amount excludes $0.1 impairment charges.
Restructuring and impairment expense by segment, which is not included in Segment Earnings (Loss) in Note 8, is as follows:

	Three Months Ended March 31,
	2013	2012
Clothing	$409	$3,759
Roll Covers	727	179
Corporate	119	36
Total	$1,255	$3,974

During the three months ended March 31, 2013, we recorded restructuring expenses of approximately $1,255. These included charges relating to the reduction of base costs via headcount reductions, the closure of a roll covering facility in France and the closure of clothing facility in Argentina.

During the three months ended March 31, 2012, we recorded restructuring expenses of approximately $3,974 primarily related to $3.6 million of costs to terminate a sales agency arrangement in Europe.

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
Summarized financial information for the Company’s reportable segments is presented in the tables that follow for the three months ended March 31, 2013 and 2012.

	Clothing	Roll Covers	Corporate	Total
Three Months Ended March 31, 2013:
Net Sales	$89,937	$49,868	$—	$139,805
Segment Earnings (Loss)	18,062	14,070	(2,989)
Three Months Ended March 31, 2012:
Net Sales	$88,683	$45,681	$—	$134,364
Segment Earnings (Loss)	14,761	7,890	(3,831)
Provided below is a reconciliation of Segment earnings income (loss) to income (loss) before provision for income taxes for the three months ended March 31, 2013 and 2012, respectively.

	Three Months Ended March 31,
	2013	2012
Segment Earnings (Loss):
Clothing	$18,062	$14,761
Roll Covers	14,070	7,890
Corporate	(2,989)	(3,831)
Stock-based compensation	(295)	(972)
Idle facility asset impairment	(857)	—
Non-recurring expenses related to CEO retirement	—	(801)
Interest expense, net	(9,206)	(9,598)
Depreciation and amortization	(9,542)	(10,340)
Restructuring expense	(1,255)	(3,974)
Income (loss) before provision for income taxes	$7,988	$(6,865)
9. Commitments and Contingencies
The Company is involved in various legal matters which have arisen in the ordinary course of business as a result of various immaterial labor claims, taxing authority reviews and other routine legal matters. As of March 31, 2013, the Company accrued an immaterial amount in its financial statements for these matters for which the Company believed the possibility of loss was probable and was able to estimate the damages. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its financial position, results of operations or cash flow. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of legal matters will not have a material adverse effect on the financial condition, liquidity or cash flow of the Company.
See Note 4 for a discussion of Xerium Brazil’s proceeding with the FRD.

10. Stock-Based Compensation and Stockholders’ Deficit
The Company records stock-based compensation expense in accordance with ASC Topic 718, Accounting for Stock Compensation and has used the straight-line attribution method to recognize expense for time-based restricted stock units ("RSUs") and deferred stock units ("DSUs"). The Company recorded stock-based compensation expense during the three months ended March 31, 2013 and March 31, 2012 as follows:

	Three Months Ended March 31,
	2013	2012
RSU and DSU Awards (1)	$295	$409
Management Incentive/Performance Award Programs (2)	—	563
Total	$295	$972

(1)	Related to RSUs and DSUs awarded to certain employees and non-employee directors.

(2)
In 2012, the amount represents the value of stock awards granted under the 2012 Management Incentive Compensation Program. Subsequent to March 31, 2012, management determined that the minimum Adjusted EBITDA target level was not met, and reversed the compensation expense recorded for the three months ended March 31, 2012. In March of 2013, the Compensation Committee approved the 2013 Management Incentive Compensation Award Program. This award will be paying out entirely in cash, and therefore, the expense is no longer considered stock compensation.

Summary of Activity under the Long-Term Incentive Plans
On September 22, 2010, the Board approved the Company’s 2010 Long-Term Incentive Plan (the “2010 LTIP”) under the 2010 Equity Incentive Plan (the “2010 Plan”). Awards under the 2010 LTIP are both time-based and performance-based. Awards will be paid in the form of RSUs or shares of common stock of the Company. Time-based awards under the 2010 LTIP were approved in the form of 131,010 time-based RSUs granted on October 29, 2010 under the Company’s 2010 Plan. As of March 31, 2013, all of the time-based RSUs had vested in accordance with the 2010 LTIP and were converted to common stock. These were converted into shares of common stock when they vested. Performance-based awards under the 2010 LTIP in the amount of 20,709 vested on December 31, 2012, upon meeting various criteria, as included in the Company’s 2012 Annual Report on Form 10-K, and were converted into common stock, net of applicable tax withholdings.

On May 8, 2012, the Board approved the 2012 Executive Long-Term Incentive Plan (the “2012 Executive LTIP”) under the 2010 Plan. Awards under the 2012 Executive LTIP are both time-based and performance-based. A specific target share award is set for each participant in the 2012 Executive LTIP. Awards will be paid in the form of RSUs or shares of common stock of the Company. Time-based awards, or 50% of the total target award, were granted in the form of 54,750 time-based RSUs under the Company’s 2010 Plan. As of March 31, 2013, 16,582 time-based RSUs vested in accordance with the 2012 Executive LTIP and were converted to common stock, net of applicable tax withholdings. The remaining time-based RSUs will vest in equal installments on March 31, 2014, and March 31, 2015. These will be converted into shares of common stock as they vest. Performance-based awards, which constitute 50% of the total award, will be determined based on the Company’s performance against a three-year cumulative Adjusted EBITDA metric, adjusted for currency fluctuations during the term of the 2012 – 2014 Executive LTIP. The performance-based awards will convert into shares of the Company’s common stock and be paid after the close of the three-year performance period. The amount of the payment will be based on a sliding scale ranging from 50% if the metric is achieved at 85% of the target up to 200% if the metric is achieved at or above 115% of the target.

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
Directors’ Deferred Stock Unit Plan
On March 15, 2011, the Board approved a new compensation plan for non-management directors (the “2011 DSU Plan”). Under this plan, each director is to receive an annual retainer of $112, to be paid on a quarterly basis in arrears beginning with the quarter ended June 30, 2011. Half of the annual retainer is payable in deferred stock units (“DSUs”), with the remaining half payable in cash. The non-management directors were awarded an aggregate of 15,444 DSUs under the 2011 DSU Plan for service during the quarter ended March 31, 2013. In addition, in accordance with the 2011 DSU Plan, 10,296 DSUs were settled in Common Stock during the quarter ended March 31, 2013.

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

Xerium Technologies, Inc.
Consolidating Balance Sheet—(Unaudited)
At March 31, 2013
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
ASSETS
Current assets:
Cash and cash equivalents	$8,900	$(11)	$31,874	$—	$40,763
Accounts receivable, net	—	24,612	67,748	—	92,360
Intercompany receivables	(103,260)	109,444	(6,184)	—	—
Inventories, net	—	15,144	60,971	(850)	75,265
Prepaid expenses	156	2,332	6,372	—	8,860
Other current assets	1,975	3,004	10,577	—	15,556
Total current assets	(92,229)	154,525	171,358	(850)	232,804
Property and equipment, net	2,166	61,592	236,095	—	299,853
Investments	610,592	142,819	—	(753,411)	—
Goodwill	—	17,737	41,084	—	58,821
Intangible assets	9,518	4,223	3,566	—	17,307
Other assets	41	—	8,054	—	8,095
Total assets	$530,088	$380,896	$460,157	$(754,261)	$616,880

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$712	$8,845	$25,864	$—	$35,421
Accrued expenses	10,952	6,840	45,995	—	63,787
Current notes payable	—	—	7,705		7,705
Current maturities of long-term debt	1,250	—	1,250	—	2,500
Total current liabilities	12,914	15,685	80,814	—	109,413
Long-term debt, net of current maturities	339,404	—	92,085	—	431,489
Deferred and long-term taxes	—	2,335	13,316	—	15,651
Pension, other post-retirement and post-employment obligations	21,116	1,068	58,919	—	81,103
Other long-term liabilities	51	—	5,211	—	5,262
Intercompany loans	237,552	(361,232)	123,680	—	—
Total stockholders’ (deficit) equity	(80,949)	723,040	86,132	(754,261)	(26,038)
Total liabilities and stockholders’ equity	$530,088	$380,896	$460,157	$(754,261)	$616,880

Xerium Technologies, Inc.
Consolidating Balance Sheet
At December 31, 2012
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
ASSETS
Current assets:
Cash and cash equivalents	$6,471	$36	$28,270	$—	$34,777
Accounts receivable, net	—	20,964	63,492	—	84,456
Intercompany receivables	(102,407)	107,944	(5,537)	—	—
Inventories, net	—	15,672	62,569	(850)	77,391
Prepaid expenses	159	1,693	7,534	—	9,386
Other current assets	—	2,970	11,869	—	14,839
Total current assets	(95,777)	149,279	168,197	(850)	220,849
Property and equipment, net	734	62,157	245,915	—	308,806
Investments	596,891	149,134	—	(746,025)	—
Goodwill	—	17,737	43,390	—	61,127
Intangible assets	10,034	4,776	3,868	—	18,678
Other assets	44	—	9,339	—	9,383
Total assets	$511,926	$383,083	$470,709	$(746,875)	$618,843

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$502	$8,629	$27,753	$—	$36,884
Accrued expenses	6,005	6,579	47,173	—	59,757
Current notes payable	—	—	7,911	—	7,911
Current maturities of long-term debt	1,250	—	1,147	—	2,397
Total current liabilities	7,757	15,208	83,984	—	106,949
Long-term debt, net of current maturities	339,717	—	94,967	—	434,684
Deferred and long-term taxes	—	2,335	14,247	—	16,582
Pension, other post-retirement and post-employment obligations	21,677	1,000	61,272	—	83,949
Other long-term liabilities	31	—	5,709	—	5,740
Intercompany loans	229,239	(358,187)	128,948	—	—
Total stockholders’ (deficit) equity	(86,495)	722,727	81,582	(746,875)	(29,061)
Total liabilities and stockholders’ equity	$511,926	$383,083	$470,709	$(746,875)	$618,843

Xerium Technologies, Inc.
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)-(Unaudited)
For the three months ended March 31, 2013
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$46,115	$105,399	$(11,709)	$139,805
Costs and expenses:
Cost of products sold	(450)	30,863	66,594	(11,709)	85,298
Selling	—	5,218	13,303	—	18,521
General and administrative	1,982	807	11,845	—	14,634
Research and development	—	2,012	642	—	2,654
Restructuring and impairment	119	238	898	—	1,255
	1,651	39,138	93,282	(11,709)	122,362
(Loss) income from operations	(1,651)	6,977	12,117	—	17,443
Interest (expense) income, net	(6,704)	1,406	(3,908)	—	(9,206)
Foreign exchange gain (loss)	183	(13)	(419)	—	(249)
Equity in subsidiaries income	13,704	4,754	—	(18,458)	—
Dividend income	—	1,555	—	(1,555)	—
Income (loss) before provision for income taxes	5,532	14,679	7,790	(20,013)	7,988
Provision for income taxes	(47)	106	(2,562)	—	(2,503)
Net income (loss)	$5,485	$14,785	$5,228	$(20,013)	$5,485
Comprehensive income (loss)	$5,254	$14,562	$2,924	$(20,013)	$2,727

Xerium Technologies, Inc.
Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income-(Unaudited)
For the three months ended March 31, 2012
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$44,063	$102,676	$(12,375)	$134,364
Costs and expenses:
Cost of products sold	(472)	33,415	67,499	(12,521)	87,921
Selling	—	5,723	13,765	—	19,488
General and administrative	4,113	1,638	12,074	—	17,825
Research and development	—	2,070	892	—	2,962
Restructuring and impairment	36	140	3,798	—	3,974
	3,677	42,986	98,028	(12,521)	132,170
(Loss) income from operations	(3,677)	1,077	4,648	146	2,194
Interest (expense) income, net	(7,355)	1,779	(4,022)	—	(9,598)
Foreign exchange (loss) gain	(154)	(6)	699	—	539
Equity in subsidiaries income	3,693	(690)	—	(3,003)	—
(Loss) income before provision for income taxes	(7,493)	2,160	1,325	(2,857)	(6,865)
Provision for income taxes	(29)	(40)	(588)	—	(657)
Net (loss) income	$(7,522)	$2,120	$737	$(2,857)	$(7,522)
Comprehensive (loss) income	$(8,168)	$2,563	$4,984	$(2,857)	$(3,478)

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows-(Unaudited)
For the three months ended March 31, 2013
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net income (loss)	$5,485	$14,785	$5,228	$(20,013)	$5,485
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock-based compensation	295	—	—	—	295
Depreciation	33	1,903	7,030	—	8,966
Amortization of intangibles	—	553	23	—	576
Deferred financing cost amortization	516	—	193	—	709
Foreign exchange gain on revaluation of debt	—	—	(118)	—	(118)
Deferred taxes	—	—	282	—	282
Asset impairment	208	—	720		928
Loss (gain) on disposition of property and equipment	1	3	(14)	—	(10)
Provision for doubtful accounts	—	(53)	88	—	35
Undistributed equity in (earnings) loss of subsidiaries	(13,704)	(4,754)	—	18,458	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	—	(3,595)	(5,632)	—	(9,227)
Inventories	—	529	399	—	928
Prepaid expenses	3	(639)	1,088	—	452
Other current assets	(2,182)	(35)	254	—	(1,963)
Accounts payable and accrued expenses	5,158	(234)	(3,533)	1,555	2,946
Deferred and other long-term liabilities	42	68	(111)	—	(1)
Intercompany loans	854	(1,496)	642	—	—
Net cash (used in) provided by operating activities	(3,291)	7,035	6,539	—	10,283
Investing activities
Capital expenditures, gross	(1,466)	(632)	(1,615)	—	(3,713)
Proceeds from disposals of property and equipment	—	—	317	—	317
Net cash (used in) provided by investing activities	(1,466)	(632)	(1,298)	—	(3,396)
Financing activities
Principal payments on debt	(313)	—	(290)	—	(603)
Intercompany loans	7,499	(6,449)	(1,050)	—	—
Net cash provided by (used in) financing activities	7,186	(6,449)	(1,340)	—	(603)
Effect of exchange rate changes on cash flows	—	(1)	(297)	—	(298)
Net increase (decrease) in cash	2,429	(47)	3,604	—	5,986
Cash and cash equivalents at beginning of period	6,471	36	28,270	—	34,777
Cash and cash equivalents at end of period	$8,900	$(11)	$31,874	$—	$40,763

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows-(Unaudited)
For the three months ended March 31, 2012
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net (loss) income	$(7,522)	$2,120	$737	$(2,857)	$(7,522)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation	972	—	—	—	972
Depreciation	55	1,968	7,741	—	9,764
Amortization of intangibles	—	553	23	—	576
Deferred financing cost amortization	696	—	358	—	1,054
Foreign exchange loss on revaluation of debt	—	—	8	—	8
Deferred taxes	—	—	(182)	—	(182)
Gain on disposition of property and equipment	—	(4)	(442)	—	(446)
Provision for doubtful accounts	—	(76)	217	—	141
Undistributed equity in (earnings) loss of subsidiaries	(3,693)	690	—	3,003	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(1)	428	2,620	—	3,047
Inventories	—	368	(2,586)	(146)	(2,364)
Prepaid expenses	58	(283)	234	—	9
Other current assets	—	1,079	(250)	—	829
Accounts payable and accrued expenses	5,476	(1,305)	270	—	4,441
Deferred and other long-term liabilities	73	100	(348)	—	(175)
Intercompany loans	(969)	593	376	—	—
Net cash (used in) provided by operating activities	(4,855)	6,231	8,776	—	10,152
Investing activities
Capital expenditures, gross	—	(563)	(2,688)	—	(3,251)
Intercompany property and equipment transfers, net	343	(339)	(4)	—	—
Proceeds from disposals of property and equipment	—	4	699	—	703
Net cash provided by (used in) investing activities	343	(898)	(1,993)	—	(2,548)
Financing activities
Principal payments on debt	(6,541)	—	(6,638)	—	(13,179)
Payment of deferred financing fees	(61)	—	—	—	(61)
Intercompany loans	7,376	(5,578)	(1,798)	—	—
Net cash provided by (used in) financing activities	774	(5,578)	(8,436)	—	(13,240)
Effect of exchange rate changes on cash flows	—	5	375	—	380
Net (decrease) increase in cash	(3,738)	(240)	(1,278)	—	(5,256)
Cash and cash equivalents at beginning of period	11,548	280	31,738	—	43,566
Cash and cash equivalents at end of period	$7,810	$40	$30,460	$—	$38,310

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Other factors that could materially affect our actual results, levels of activity, performance or achievements can be found in our “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 11, 2013 and this Quarterly Report on Form 10-Q. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we project. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise, except as required by law.
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
We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed in a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is custom engineered to fit each individual paper-making machine and process. For the three months ended March 31, 2013, our clothing segment represented 64% of our net sales.
Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by the paper producer. Roll covers are tailored to individual paper-making machines and processes, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and we manufacture new and rebuilt spreader rolls. We also provide various related products and services to our customers, both directly and through third party providers, as a growing part of our overall product offering through our roll covers sales channels. For the three months ended March 31, 2013, our roll cover segment represented 36% of our net sales.
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
The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $2.7 million and $3.0 million for the three months ended March 31, 2013 and 2012, respectively.

Foreign Exchange
We have a geographically diverse customer base. In the three months ended March 31, 2013, we generated approximately 38% of our net sales in North America, 32% in Europe, 8% in South America, 20% in Asia-Pacific and 2% in the rest of the world.
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
Currency fluctuations have a greater effect on the level of our net sales than on the level of our income (loss) from operations. For example, in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, the change in the value of the U.S. Dollar against most of the currencies we conduct our business in resulted in net currency decreases in net sales of $1.0 million, yet income from operations currency effects increased by $0.9 million.
During the three months ended March 31, 2013, we conducted business in nine foreign currencies. The following table provides the average exchange rate for the three months ended March 31, 2013 and the three months ended March 31, 2012 of the U.S. Dollar against each of the four foreign currencies in which we conduct the largest portion of our operations.

Currency	Average exchange rate of the U.S. Dollar in the three months ended March 31, 2013	Average exchange rate of the U.S. Dollar in the three months ended March 31, 2012
Euro	$1.32 = 1 Euro	$1.31 = 1 Euro
Brazilian Real	$0.50 = 1 Brazilian Real	$0.57 = 1 Brazilian Real
Canadian Dollar	$0.99 = 1 Canadian Dollar	$1.01 = 1 Canadian Dollar
Australian Dollar	$1.04 = 1 Australian Dollar	$1.06 = 1 Australian Dollar

In the three months ended March 31, 2013, we conducted approximately 36% of our operations in Euros, approximately 12% in the Australian Dollar, approximately 7% in the Brazilian Real (although a significant portion of Brazil net sales are in U.S. Dollars) and approximately 6% in the Canadian Dollar.
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

Domestic and Foreign Operating Results:
The following is an analysis of our domestic and foreign operations during the three months ended March 31, 2013 and March 31, 2012 and a discussion of the results of operations during those periods (in thousands):

	Three Months Ended March 31,
	2013	2012
Domestic income from operations	$5,326	$(2,599)
Foreign income from operations	12,117	4,793
Total income from operations	$17,443	$2,194
During the three months ended March 31, 2013, domestic income from operations was lower than foreign income from operations primarily due to product mix and market differences. Excess cash generated from operations will typically remain permanently reinvested in most foreign subsidiaries. If cash does not remain permanently reinvested, income tax would need to be recorded. However, there are no legal restrictions or material adverse consequence for repatriating the excess cash to the domestic subsidiaries to assist in debt repayment, capital expenditures and other expenses of our operations.

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

During the three months ended March 31, 2013, we recorded restructuring expenses of approximately $1.3 million. These included charges relating to the reduction of base costs via previously announced headcount reductions, the closure of a roll covering facility in France and the closure of clothing facility in Argentina. During the three months ended March 31, 2012, we recorded restructuring expenses of approximately $4.0, primarily related to $3.6 million of costs to terminate a sales agency arrangement in Europe.

Results of Operations
The table that follows sets forth for the periods presented certain consolidated operating results.

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net Sales	$139,805	$134,364
Costs and expenses:
Cost of products sold	85,298	87,921
Selling	18,521	19,488
General and administrative	14,634	17,825
Research and development	2,654	2,962
Restructuring	1,255	3,974
	122,362	132,170
Income from operations	17,443	2,194
Interest expense, net	(9,206)	(9,598)
Foreign exchange (loss) gain	(249)	539
Income (loss) before provision for income taxes	$7,988	$(6,865)
Provision for income taxes	$(2,503)	$(657)
Net income (loss)	$5,485	$(7,522)
Comprehensive income (loss)	$2,727	$(3,478)
Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012
Net Sales. Net sales for the three months ended March 31, 2013 increased by $5.4 million, or 4.0%, to $139.8 million from $134.4 million for the three months ended March 31, 2012. For the three months ended March 31, 2013, approximately 64% of our net sales were in our clothing segment and approximately 36% were in our roll covers segment.
In our clothing segment, net sales for the three months ended March 31, 2013 increased by $1.2 million, or 1.4%, to $89.9 million from $88.7 million for the three months ended March 31, 2012, primarily due to increased sales volume of $3.1 million in Asia Pacific and $0.3 million in Europe, partially offset by unfavorable currency effects of $(0.9) million and a decrease in sales volume of $1.1 million in South America.
In our roll covers segment, net sales for the three months ended March 31, 2013 increased by $4.2 million or 9.2%, to $49.9 million from $45.7 million for the three months ended March 31, 2012. The increase was primarily due to increased sales volume of $2.5 million in North America, $0.9 million in Europe and $0.8 million in Asia Pacific.
Cost of Products Sold. Cost of products sold for the three months ended March 31, 2013 decreased by $2.6 million, or 3.0%, to $85.3 million from $87.9 million for the three months ended March 31, 2012.
In our clothing segment, cost of products sold decreased $0.9 million in the current quarter compared to the first quarter of 2012 as a result of lower cost of products sold as a percentage of sales. Cost of products sold, as a percentage of net sales decreased by 1.9% to 62.1% in the three months ended March 31, 2013 from 64.0% in the three months ended March 31, 2012. This decrease was primarily due to reduced costs as a result of restructuring savings and operational efficiencies and favorable currency effects.
In our roll covers segment, cost of products sold decreased $1.8 million in the current quarter compared to the first quarter of 2012 as a result of lower cost of products sold as a percentage of sales. Cost of products sold, as a percentage of net sales decreased by 9.3% to 60.0% in the three months ended March 31, 2013 from 69.3% in the three months ended March 31, 2012. This decrease was due to restructuring savings and operational efficiencies and favorable product mix.
Selling Expenses. For the three months ended March 31, 2013, selling expenses decreased by $1.0 million, or 5.1% to $18.5 million from $19.5 million for the three months ended March 31, 2012 primarily due to a decrease of $0.5 million in salaries and benefits, a $0.4 million decrease due to reduced agency sales commissions as a result of actions taken in 2012 and favorable currency effects of $0.3.

General and Administrative Expenses. For the three months ended March 31, 2013, general and administrative expenses decreased by $3.2 million, or 18.0% to $14.6 million from $17.8 million for the three months ended March 31, 2012. This decrease is largely comprised of $1.2 million resulting from our cost reduction activities, a decrease of $0.8 million due to charges recorded in 2012 related to CEO transition costs, a gain of $0.7 million related to insurance recovery from a plant fire and favorable currency effects of $0.3 million.
Restructuring Expenses. For the three months ended March 31, 2013, we incurred restructuring expenses of $1.3 million primarily related a reduction in headcount, the voluntary redundancy program in Argentina and the closure of a rolls cover facility in France. In 2012, we incurred restructuring expenses of $4.0 million primarily related to contract termination costs to exit a sales agency agreement in Europe. See Note 7 to the Consolidated Financial Statements for further discussion on these restructuring activities.
Interest Expense, Net. Net interest expense for the three months ended March 31, 2013 decreased by $0.4 million or 4.2%, to $9.2 million from $9.6 million for the three months ended March 31, 2012. The decline in interest expense reflects lower debt balances and favorable currency effects, offset by an increase in interest rates of approximately 75 basis points as a result of the amendment to the credit facility.
Provision for Income Taxes. For the three months ended March 31, 2013 and March 31, 2012, the provision for income taxes was $2.5 million and $0.7 million, respectively. The increase in income tax expense was primarily attributable to increased earnings and the geographic mix of earnings in the first quarter of 2013 as compared to the first quarter of 2012. Our provision for income taxes is primarily impacted by income we earn in tax paying jurisdictions relative to income we earn in non-tax paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 25% to 39%. However, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. We generate losses in certain jurisdictions for which we receive no tax benefit as the deferred tax assets in these jurisdictions (including net operating losses) are fully reserved in our valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States, the United Kingdom and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings.

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
Net cash provided by operating activities was $10.3 million for the three months ended March 31, 2013 and $10.2 million for the three months ended March 31, 2012. The $0.1 million increase was due to increased cash earnings partially offset by an increase in working capital.
Net cash used in investing activities was $3.4 million for the three months ended March 31, 2013 and $2.5 million for the three months ended March 31, 2012. The increase of $0.9 million was primarily due to the increase in capital expenditures of $0.5 million partially offset by the decrease of $0.4 million in proceeds from disposals of property and equipment.
Net cash used in financing activities was $0.6 million and $13.2 million for the three months ended March 31, 2013 and March 31, 2012, respectively. The decrease of $12.6 million was primarily the result of the decrease in principal payments made on debt in 2013.
As of March 31, 2013, the outstanding balance of our term debt under our Credit Facility and Notes was $434.0 million. In addition, as of March 31, 2013, we had no outstanding borrowings under our current revolving lines of credit, including the revolving credit facility under the Credit Facility and lines of credit in various foreign countries that are used to facilitate local short-term operating needs, except that $10.2 million of the revolving credit facility is committed for letters of credit, leaving an aggregate of $19.8 million available for additional borrowings under these revolving lines of credit. In addition, in July of 2012, our Austrian subsidiary entered into a $7.7 million working capital loan with a local banking institution. This loan bears interest at a variable rate, which was 2.15% at March 31, 2013 and has an initial maturity date of June 30, 2013, with a twelve month roll-over option. We had cash and cash equivalents of $41 million at March 31, 2013 compared to $35 million at December 31, 2012.

We expect to incur approximately $11.0 million related to the continuation of our restructuring initiatives in 2013. Actual restructuring costs for 2013 may substantially differ from estimates at this time, depending on the timing of the restructuring activities and the required actions to complete them.

Capital Expenditures
For the three months ended March 31, 2013 and 2012, we had capital expenditures of $3.7 million and $3.3 million. We are targeting capital expenditures of $34.0 million for 2013. We analyze our planned capital expenditures based on investment opportunities available to us and our financial and operating performance, and accordingly, actual capital expenditures may be more or less than this amount.
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
The Notes contain customary covenants that, subject to certain exceptions, restrict the Company’s ability to enter into certain transactions. We believe we are in compliance with these covenants at March 31, 2013.
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
Covenants
The Credit Facility contains customary covenants that, subject to certain exceptions, restrict our ability to enter into certain transactions and engage in certain activities. In addition, the Credit Facility includes specified financial covenants requiring us to maintain certain consolidated leverage and interest coverage ratios. The consolidated leverage ratio is calculated by dividing the total of our total gross debt, at average currency exchange rates for the last twelve months, less surplus cash by Adjusted EBITDA. In order to be in compliance with this covenant, as amended, we were required to have a ratio of no more than 5.50 to 1.00 at March 31, 2013. This ratio decreases after March 31, 2013 by 25-50 basis points in various periods to a minimum of 3.25 to 1.00 for the quarter ending March 31, 2017 and all subsequent periods. The interest coverage ratio is calculated by dividing Adjusted EBITDA by interest expense, net of mark to market movements on hedging instruments and amortization of deferred financing costs. In order to be in compliance with this covenant, we must have a ratio of at least 2.25 to 1.00 at March 31, 2013. In various periods subsequent to March 31, 2013, this ratio increases by increments of 25 basis points to 3.25 to 1.00 for the quarter ended December 31, 2016 and thereafter. Each of these covenants is calculated at the end of each quarter and is based on a rolling twelve month period. In addition, the terms of the Credit Facility limit our ability to make capital expenditures in excess of specified amounts. We are in compliance with all of these covenants at March 31, 2013.

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
Our significant policies are described in the notes to the condensed consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. There have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in our Annual Report on Form 10-K for the year ended December 31, 2012.

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
“Adjusted EBITDA”, under the Credit Facility means, with respect to any period, the total of (A) the consolidated net income for such period, plus (B) without duplication, to the extent that any of the following were deducted in computing such consolidated net income for such period: (i) provision for taxes based on income or profits, including, without limitation, federal, state, provincial, franchise and similar taxes, including any penalties and interest relating to any tax examinations, (ii) consolidated interest expense, (iii) consolidated depreciation and amortization expense, (iv) reserves for inventory in connection with plant closures, (v) consolidated operational restructuring costs, subject to annual limitations provided for in the Credit Facility, (vi) non-cash charges or gains resulting from the application of purchase accounting, including push-down accounting, (vii) non-cash expenses resulting from the granting of common stock, stock options, restricted stock or restricted stock unit awards under equity compensation programs solely with respect to common stock, and cash expenses for compensation mandatorily applied to purchase common stock, (viii) non-cash items relating to a change in or adoption of accounting policies, (ix) non-cash expenses relating to pension or benefit arrangements, (x) expenses incurred as a result of the repurchase, redemption or retention of common stock earned under equity compensation programs solely in order to make withholding tax payments, (xi) amortization or write-offs of deferred financing costs, (xii) any non-cash losses resulting from mark to market hedging obligations (to the extent the cash impact resulting from such loss has not been realized in such period) and (xiii) other non-cash losses or charges (excluding, however, any non-cash loss or charge which represents an accrual of, or a reserve for, a cash disbursement in a future period), minus (C) without duplication, to the extent any of the following were included in computing consolidated net income for such period, (i) non-cash gains with respect to the items described in clauses (vi), (vii), (ix), (xi), (xii) and (xiii) (other than, in the case of clause (xiii), any such gain to the extent that it represents a reversal of an accrual of, or reserve for, a cash disbursement in a future period) of clause (B) above and (ii) provisions for tax benefits based on income or profits. Notwithstanding the foregoing, Adjusted EBITDA, as defined in the credit facility and calculated below, may not be comparable to similarly titled measurements used by other companies.
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

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$5,485	$(7,522)
Stock-based compensation	295	972
Depreciation	8,966	9,764
Amortization of intangibles	576	576
Deferred financing cost amortization	709	1,054
Foreign exchange (gain) loss on revaluation of debt	(118)	8
Deferred taxes	282	(182)
Asset impairment	928	—
Gain on disposition of property and equipment	(10)	(446)
Net change in operating assets and liabilities	(6,830)	5,928
Net cash provided by operating activities	10,283	10,152
Interest expense, excluding amortization	8,497	8,544
Net change in operating assets and liabilities	6,830	(5,928)
Current portion of income tax expense	2,221	839
Stock-based compensation	(295)	(972)
Foreign exchange gain (loss) on revaluation of debt	118	(8)
Asset impairment	(928)	—
Gain on disposition of property and equipment	10	446
EBITDA	26,736	13,073
Stock-based compensation	295	972
Operational restructuring expenses	1,255	3,974
Non-restructuring impairment expense	857	—
Non-recurring CEO retirement expenses	—	801
Adjusted EBITDA	$29,143	$18,820

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our foreign currency exposure and interest rate risks as of March 31, 2013 have not materially changed from December 31, 2012 (see Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012). As of March 31, 2013, we had outstanding long-term debt with a carrying amount of $434.0 million with an approximate fair value of $424.7 million.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, as of March 31, 2013 under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as set forth above.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There have been no material developments to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2012. See Notes 4 and 9 to our Unaudited Condensed Consolidated Financial Statements for a discussion of our Brazilian operating subsidiary’s proceedings before the Federal Reserve Department of Brazil and other routine litigation to which we are subject.

ITEM 1A.	RISK FACTORS
The risks described in our Annual Report on Form 10-K for the year ended December 31, 2012 have not materially changed, except for the risk factor below.
If we cannot meet the New York Stock Exchange ("NYSE") continued listing requirements, the NYSE may delist our common stock, which could have an adverse impact on the liquidity and market price of our common stock.
Our common stock is currently listed on the NYSE. On August 2, 2012, we received a notice from the NYSE informing us that our average market capitalization over a 30 consecutive trading day period had been less than $50 million at the same time that our stockholders’ equity was less than $50 million as of the most recent balance sheet date. As of April 29, 2013 when our stock price closed at $9.78, our 30-day average market capitalization was $107.2 million and at March 31, 2012, our stockholders’ deficit was $(26.6) million, as reflected on the balance sheet included in this March 31, 2013 quarterly report. Although our 30-day average market capitalization currently exceeds $50 million, there can be no assurance that it will remain above the required NYSE criteria. Additionally, we have submitted, and the NYSE has accepted, a plan to regain compliance with the market capitalization listing standards within 18 months. However, if we are unable to regain compliance with this NYSE continued listing standard in accordance with our plan in a timely manner, the NYSE could delist our stock which could negatively impact us and our stockholders by reducing the liquidity and market price of our common stock.

ITEM 6.    EXHIBITS
See the exhibit index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XERIUM TECHNOLOGIES, INC.
(Registrant)

May 7, 2013	By:	/s/Clifford E. Pietrafitta
Clifford E. Pietrafitta
Executive Vice President and CFO
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

10.1	Non-Management Director Compensation Policy
10.2	Form of 2013 Management Incentive Plan
31.1	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema Document

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

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