Form 10-Q
period 2013-06-30
XERIUM TECHNOLOGIES INC
filed 2013-08-01
CIK 1287151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________
FORM 10-Q
________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013
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

8537 Six Forks Road, Suite 300, Raleigh, NC 27615
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
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of July 19, 2013 was 15,375,675.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Xerium Technologies, Inc.
Consolidated Balance Sheets
(Dollars in thousands)

	June 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$36,514	$34,777
Accounts receivable, net	89,196	84,456
Inventories, net	75,536	77,391
Prepaid expenses	8,695	9,386
Other current assets	14,749	14,839
Total current assets	224,690	220,849
Property and equipment, net	289,161	308,806
Goodwill	63,213	61,127
Intangible assets	16,027	18,678
Other assets	7,723	9,383
Total assets	$600,814	$618,843
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$7,806	$7,911
Accounts payable	31,808	36,884
Accrued expenses	59,147	59,757
Current maturities of long-term debt	2,134	2,397
Total current liabilities	100,895	106,949
Long-term debt, net of current maturities	433,410	434,684
Deferred and long-term taxes	15,300	16,582
Pension, other post-retirement and post-employment obligations	80,259	83,949
Other long-term liabilities	6,049	5,740
Commitments and contingencies (Note 9)
Stockholders’ deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares outstanding as of June 30, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value, 20,000,000 shares authorized; 15,375,675 and 15,309,717 shares outstanding as of June 30, 2013 and December 31, 2012, respectively	15	15
Stock warrants	13,532	13,532
Paid-in capital	413,603	413,124
Accumulated deficit	(415,232)	(413,839)
Accumulated other comprehensive loss	(47,017)	(41,893)
Total stockholders’ deficit	(35,099)	(29,061)
Total liabilities and stockholders’ deficit	$600,814	$618,843
See accompanying notes.

Xerium Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Sales	$138,324	$136,378	$278,129	$270,742
Costs and expenses:
Cost of products sold	85,674	85,396	170,972	173,317
Selling	17,585	19,070	36,107	38,558
General and administrative	15,506	14,034	30,140	31,860
Research and development	2,599	2,869	5,252	5,831
Restructuring	4,165	1,129	5,420	5,103
	125,529	122,498	247,891	254,669
Income from operations	12,795	13,880	30,238	16,073
Interest expense, net	(13,112)	(9,120)	(22,318)	(18,718)
Loss on extinguishment of debt	(3,123)	—	(3,123)	—
Foreign exchange gain (loss)	50	(180)	(198)	360
(Loss) income before provision for income taxes	(3,390)	4,580	4,599	(2,285)
Provision for income taxes	(3,489)	(2,354)	(5,992)	(3,011)
Net (loss) income	$(6,879)	$2,226	$(1,393)	$(5,296)
Comprehensive loss	$(9,245)	$(10,232)	$(6,517)	$(13,710)
Net (loss) income per share:
Basic	$(0.45)	$0.15	$(0.09)	$(0.35)
Diluted	$(0.45)	$0.15	$(0.09)	$(0.35)
Shares used in computing net (loss) income per share:
Basic	15,370,223	15,226,995	15,340,471	15,194,432
Diluted	15,370,223	15,236,651	15,340,471	15,194,432
See accompanying notes.

Xerium Technologies, Inc.
Consolidated Statements of Cash Flows—(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net loss	$(1,393)	$(5,296)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	595	754
Depreciation	17,667	19,193
Amortization of intangibles	961	1,153
Deferred financing cost amortization	1,618	1,736
Foreign exchange loss on revaluation of debt	1,324	381
Deferred taxes	748	(360)
Asset impairment	1,078	—
Gain on disposition of property and equipment	(7)	(617)
Loss on extinguishment of debt	3,123	—
Provision for doubtful accounts	122	193
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(7,809)	3,861
Inventories	(934)	230
Prepaid expenses	480	(4,076)
Other current assets	(303)	603
Accounts payable and accrued expenses	(4,166)	(3,609)
Deferred and other long-term liabilities	(829)	(350)
Net cash provided by operating activities	12,275	13,796
Investing activities
Capital expenditures, gross	(8,457)	(7,330)
Proceeds from disposals of property and equipment	354	981
Net cash used in investing activities	(8,103)	(6,349)
Financing activities
Proceeds from borrowings	199,000	—
Principal payments on debt	(198,348)	(14,875)
Payment of deferred financing fees	(2,772)	(1,762)
Net cash used in financing activities	(2,120)	(16,637)
Effect of exchange rate changes on cash flows	(315)	(780)
Net increase (decrease) in cash	1,737	(9,970)
Cash and cash equivalents at beginning of period	34,777	43,566
Cash and cash equivalents at end of period	$36,514	$33,596

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
Basis of Presentation
The accompanying unaudited condensed consolidated interim financial statements at June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2012 as reported on the Company's Annual Report on Form 10-K filed on March 11, 2013.
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
The components of inventories, net of allowances are as follows at:

	June 30, 2013	December 31, 2012
Raw materials	$17,825	$16,924
Work in process	24,127	23,681
Finished goods (includes consigned inventory of $7,948 at June 30, 2013 and $8,726 at December 31, 2012.)	33,584	36,786
	$75,536	$77,391
In the second quarter of 2013, in connection with the closure of the Spain clothing facility, the Company wrote off $692 of obsolete inventory. This charge is included in cost of products sold expense in the Consolidated Income Statement for the three and six months ended June 30, 2013.
Goodwill
The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other Intangible Assets (“Topic 350”). Topic 350 requires that goodwill and intangible assets that have indefinite lives not be amortized, but instead, must be tested for impairment at least annually or whenever events or business conditions warrant. During the six months ended June 30, 2013 the Company evaluated events and business conditions to determine if a test for an impairment of goodwill was warranted. No such events or business conditions took place during this period, therefore no test was determined to be warranted at June 30, 2013.

Warranties
The Company offers warranties on certain rolls products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The Company estimates the costs that may be incurred under its warranties and records a liability for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. The table below represents the changes in the Company’s warranty liability for the six months ended June 30, 2013:

	Balance at December 31, 2012	Charged to Revenue or Cost of Sales	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at June 30, 2013
For the six months ended June 30, 2013	$1,848	$794	$(16)	$(786)	$1,840

Net (Loss) Income Per Common Share
Net (loss) income per common share has been computed and presented pursuant to the provisions of ASC Topic 260, Earnings per Share (“Topic 260”). Net income (loss) per share is based on the weighted-average number of shares outstanding during the period. As of June 30, 2013 and 2012, the Company had outstanding restricted stock units (“RSUs”), deferred stock units (“DSUs”), warrants and options.
The following table sets forth the computation of basic and diluted weighted-average shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted-average common shares outstanding–basic	15,370,223	15,226,995	15,340,471	15,194,432
Dilutive effect of stock-based compensation awards outstanding	—	9,656	—	—
Weighted-average common shares outstanding–diluted	15,370,223	15,236,651	15,340,471	15,194,432
Dilutive securities aggregating approximately 3.2 million and 1.8 million were outstanding for the six months ended June 30, 2013 and June 30, 2012, but were not included in the computation of diluted earnings per share for the three months and six ended June 30, 2013 and 2012, respectively, because the impact of including such shares would be anti-dilutive to the earnings per share calculations.

Impairment
The Company reviews its long-lived assets that have finite lives for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment (“Topic 360”). This topic requires that companies evaluate the fair value of long-lived assets based on the anticipated undiscounted future cash flows to be generated by the assets when indicators of impairment exist to determine if there is impairment to the carrying value. Any change in the carrying amount of an asset as a result of the Company's evaluation has been recorded in either restructuring expense if it was a result of the Company's restructuring activities or general and administrative expense in the consolidated statements of operations. Impairment charges associated with restructuring are discussed in Note 7 "Restructuring Expense".
In 2013, the Company determined there was an impairment of $0.7 million to the carrying value of a vacant facility held for sale and certain other assets at March 31, 2013. This impairment charge is included in general and administrative expense in the Consolidated Statements of Operations for the six months ended June 30, 2013.

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
On August 8, 2011, the Company entered into two interest rate cap agreements with certain financial institutions, in notional amounts totaling $114,400, whereby the Company limits its variable interest rate exposure to the strike rate of the interest rate cap agreements. During the second quarter of 2013, in connection with the refinancing of its credit facility, the Company paid off its Euro-denominated debt, resulting in the termination of one of the interest rate cap agreements and accelerated amortization of $322 to interest expense. At June 30, 2013, the notional amount of the remaining agreement was $45,400. Under the terms of this interest rate cap agreement, the Company will receive payments based on the spread in rates if the three-month LIBOR rate increases above the negotiated cap rates of 3.0%. The interest rate cap is considered a designated hedging instrument and classified as Level 2 in the fair value hierarchy. Changes in fair value will be deferred in accumulated other comprehensive loss and the cap purchase price will be reclassified from accumulated comprehensive loss into earnings as interest expense over the life of the agreement. The following represents the fair value of the interest rate cap and unrecognized losses included in accumulated other comprehensive loss at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Fair value of interest rate rate cap included in other assets in the Consolidated Balance Sheets	$8	$16
Unrecognized losses included in accumulated other comprehensive income (loss)	$(271)	$(644)
The Company expects to reclassify $83 from other comprehensive income (loss) to interest expense over the next twelve months.
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
As of June 30, 2013 and December 31, 2012, the Company had outstanding derivatives that were not designated as hedges in qualifying hedging relationships. The value of these contracts is recognized at fair value based on market exchange forward rates and is recorded in other assets or other liabilities on the Consolidated Balance Sheets. The following represents the fair value of these derivatives at June 30, 2013 and December 31, 2012 and the change in fair value included in foreign exchange gain for the three and six months ended June 30, 2013 and 2012:

	June 30, 2013	December 31, 2012
Fair value of derivatives	$1,229	$357
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Change in fair value included in foreign exchange gain for the three months ended June 30, 2013 and June 30, 2012	$1,439	$168
	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Change in fair value included in foreign exchange gain for the six months ended June 30, 2013 and June 30, 2012	$1,542	$283

The following represents the notional amounts of foreign exchange forward contracts at June 30, 2013:

	Notional Sold	Notional Purchased
Non-designated hedges of foreign exchange risk	$22,126	$(14,942)
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

3. Long-term Debt
At June 30, 2013 and December 31, 2012, long-term debt consisted of the following:

	June 30, 2013	December 31, 2012
New senior secured term loan facility, payable quarterly, U.S. Dollar denominated–LIBOR (minimum 1.25%) plus 5.00% (6.25%) as of June 30, 2013, net of $1.0 discount	$199,000	$—
Prior first lien debt, payable quarterly, U.S. Dollar denominated–LIBOR (minimum 1.25%) plus 5.00% (6.25%) as of December 31, 2012	—	104,557
Prior first lien debt, payable quarterly, Euro denominated–EURIBOR (minimum 1.25%) plus 5.00% (6.25%) as of December 31, 2012	—	95,979
	199,000	200,536
Senior Notes (Unsecured), payable semi-annually–U.S. Dollar denominated interest rate fixed at 8.875%, matures June of 2018	236,410	236,410

Unsecured, interest rate fixed at 2.00%, Euro denominated	134	135
	435,544	437,081
Less current maturities	2,134	2,397
Total	$433,410	$434,684
On May 17, 2013, the Company entered into a Credit and Guaranty Agreement for a $200 million term loan credit facility (the “New Term Credit Facility”), net of a discount of $1.0 million, among the Company, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions. The Company also entered into a Revolving Credit and Guaranty Agreement for a $40 million asset-based revolving credit facility subject to a borrowing base (the “ABL Facility,” and collectively with the New Term Credit Facility, the “New Credit Facility”) among the Company, Xerium Canada Inc., as Canadian borrower, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions.
The New Term Credit Facility provides for:

•
a six-year $200 million senior secured term loan facility, provided the facility would mature in March 2018 if any of the Company's senior notes due 2018 ("Senior Notes") remain outstanding at that time; and

•
an uncommitted accordion option (the “Incremental Facility”) allowing for increases for borrowings under the New Term Credit Facility with the same terms, and borrowing of new tranches of term loans, up to an aggregate principal amount equal to (i) $75 million plus (ii) an additional amount (the “Facility Increase”) provided, if after giving effect to such Facility Increase (as well as any other additional term loans), on a pro forma basis, the Senior Secured Leverage Ratio (as defined in the New Term Credit Facility) for the most recent four consecutive fiscal quarters does not exceed 2.25:1.

The ABL Facility provides for a $40 million senior secured revolving credit facility with a $20 million sub-limit on letters of credit. Availability under the ABL Facility is subject to a borrowing base that is based on a specified percentage of eligible accounts receivable and inventory. The term of the ABL Facility is five years, provided that if any of the Senior Notes remain outstanding in March 2018, the ABL Facility would mature at that time.
The Company used the borrowings under the New Term Credit Facility to refinance all of its outstanding indebtedness under its previously existing senior secured term loan and revolving credit facility entered into in 2011 (the "2011 Credit Facility"). The Company intends to draw upon the ABL Facility from time-to-time for working capital and general corporate purposes.
The New Term Credit Facility will require the Company to make amortization payments (payable in quarterly installments) equal to 1% of principal per annum with respect to the Term Loans with the remaining amount due at final maturity. Voluntary prepayments will be permitted, in whole or in part, subject to minimum prepayment requirements; provided that prepayments made prior to the date that is six months after the Closing Date of the New Term Credit Facility for the purpose of repricing or effectively repricing the term loan facilities must include a 1.0% prepayment premium; provided, further, that voluntary prepayments of loans bearing interest at the London Interbank Offered Rate (“LIBOR”) on a date other than the last day of the relevant interest period will be subject to the payment of customary breakage costs.
If the total amount of advances outstanding under the ABL Facility exceed either $40 million or the borrowing base, the Company must repay an amount equal to the excess borrowing. If obligations under all outstanding letters of credit exceeds $20 million, the Company must cash collateralize its letters of credit in an amount equal to the excess obligations outstanding.
The interest rates under the New Term Credit Facility will be calculated, at the Company's option, at either the base rate or LIBOR, plus a margin of 4.00% and 5.00%, respectively. Each of the base rate and LIBOR shall be subject to a minimum of 2.25% and 1.25%, respectively. If the Company's Senior Secured Leverage Ratio (as defined in the $200 million New Credit

Facility) is less than 2.00:1 at any quarterly determination date, then the margins over the base rate and LIBOR will be 3.50% and 4.50%, respectively.
Depending on whether advances are made in U.S. Dollars or Canadian Dollars, interest rates under the ABL Facility will be calculated, at the Company's option, at either a U.S.-based or Canadian-based base rate ("Base Rate Loans") or LIBOR or the Canadian Dealer Offered Rate ("CDOR") (each, "Fixed Rate Loans"), respectively, plus a margin of 1.25% for Base Rate Loans and a margin of 2.25% for Fixed Rate Loans. If the Company draws advances on the ABL Facility that are greater than 33.3% but less than or equal to 66.7% of the $40 million limit, then the margins on Base Rate Loans and Fixed Rate Loans drop to 1.00% and 2.00%, respectively. The margins drop to 0.75% and 1.75%, respectively, if advances under the ABL Facility are greater than 66.7% of the $40 million limit. In addition to paying interest on outstanding advances under the ABL Facility, the Company will be required to pay a commitment fee to the lenders in respect of the unutilized commitments at a rate equal to 0.50% per annum if advances under the ABL Facility are less than or equal to 50% of the commitments or a rate equal to 0.375% per annum if advances under the ABL are more than 50% of the commitments.
The obligations under the New Credit Facility will be guaranteed by all of the Company's existing and future direct and indirect subsidiaries that are organized in the United States (subject to certain exceptions in the case of immaterial subsidiaries and joint ventures) and, in the case of the ABL Facility, by Xerium Canada Inc. and any future Canadian subsidiaries, provided that non-U.S. guarantors will only be liable for obligations of Xerium Canada Inc. and any other Canadian borrowers. The New Term Credit Facility is secured by a first-priority perfected security interest in substantially all of the assets of the Company, Xerium Canada Inc. and such subsidiary guarantors (collectively, the “Loan Parties”), in each case, now owned or later acquired, except with respect to the Loan Parties' accounts receivables and inventory, which are secured by a second-priority interest. The ABL Facility is secured by a first-priority perfected security interest in the Loan Parties' accounts receivables and inventory, and a second-priority interest in substantially all of the Loan Parties' other assets.
The New Credit Facility contains certain customary covenants that, subject to exceptions, restrict the Company's ability to, among other things:
•declare dividends or redeem or repurchase equity interests;
•prepay, redeem or purchase debt;
•incur liens and engage in sale-leaseback transactions;
•make loans and investments;
•incur additional indebtedness;
•amend or otherwise alter debt and other material agreements;
•make capital expenditures in excess of $42 million per fiscal year, subject to adjustment;
•engage in mergers, acquisitions and asset sales;
•transact with affiliates; and
•engage in businesses that are not related to the Company's existing business.
The New Credit Facility eliminates the interest coverage and leverage coverage ratio maintenance tests that were contained in the Company's 2011 Credit Facility. However, the ABL Facility contains a springing Fixed Charge Coverage Ratio (as defined in the ABL Facility), which must be not less than 1.00:1 during periods in which our Global Excess Availability (as defined in the ABL Facility) falls below certain minimum thresholds.
The New Credit Facility contains certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults and cross-acceleration to certain indebtedness, certain events of bankruptcy, certain triggering events under U.S. and, in the case of the ABL Facility, Canadian employee benefit plans, material judgments, actual or asserted failures of any guarantee or security document supporting the New Credit Facility to be in full force and effect and a change of control. If an event of default occurs, the lenders under the New Credit Facility would be entitled to take various enforcement actions, including acceleration of amounts due under the New Credit Facility and all actions permitted to be taken by a secured creditor. The material risks associated with the New Credit Facility are substantially similar to the material risks regarding the 2011 Credit Facility identified in the section entitled "Risks Relating to Our Capital Structure" under "Item 1A - Risk Factors" of our Form 10-K for the year-ended December 31, 2012.
The Company has $236.4 million aggregate principal amount of 8.875% senior unsecured notes (the “Notes”). The Notes contain customary covenants that, subject to certain exceptions, restrict its ability to enter into certain transactions and engage in certain activities.
The aggregate scheduled principal payments and estimated interest payments over the term of the New Credit Facility, the Notes and other existing long-term debt are shown below:

	Total Scheduled Principal Payments including balloon payments (in USD)	Total Estimated Interest Payments Converted into U.S. Dollars at June 30, 2013 Exchange Rates (in USD thousands)
2013	$1,134	$16,710
2014	2,000	32,308
2015	2,000	32,194
2016	2,000	32,079
2017	2,000	31,964
2018 and thereafter	427,410	15,983
	$436,544	$161,238

As of June 30, 2013, the outstanding balance of the Company's term debt under its New Term Credit Facility and Notes was $435.4 million, which is net of a $1.0 million discount. In addition, as of June 30, 2013, the Company had no outstanding borrowings under its current ABL Facility and had an aggregate of $24.0 million available for additional borrowing. The borrowing availability represents the borrowing base under the ABL Facility less commitments on outstanding letters of credit. Additionally, at June 30, 2013, the Company had $5.0 million available for borrowings from other credit facilities.

As of June 30, 2013 and December 31, 2012, the carrying value of the Company’s long-term debt was $435.5 million and $437.1 million, respectively, and its fair value was approximately $433.3 million and $410.1 million, respectively. The Company determined the fair value of its debt utilizing significant other observable inputs (Level 2 of the fair value hierarchy).
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
For the three and six months ended June 30, 2013, the provision for income taxes was $(3,489) and $(5,992) as compared to $(2,354) and $(3,011) for the three and six months ended June 30, 2012. The increase in tax expense was primarily attributable to the geographic mix of earnings in the three and six months ended June 30, 2013 as compared with the three and six months ended June 30, 2012. The provision for income taxes is primarily impacted by income earned in tax paying jurisdictions relative to income earned in non-tax paying jurisdictions. The majority of income recognized for purposes of computing the effective tax rate is earned in countries where the statutory income tax rates range from 25% to 39%; however, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. The Company generates losses in certain jurisdictions for which no tax benefit is received, as the deferred tax assets in these jurisdictions (including the net operating losses) are fully reserved in the valuation allowance. For this reason, the Company recognizes minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States, the United Kingdom and Australia. Due to these reserves, the geographic mix of the Company’s pre-tax earnings has a direct correlation with how high or low its annual effective tax rate is relative to consolidated earnings.
As of June 30, 2013, the Company had a gross amount of unrecognized tax benefit of $3,420, exclusive of interest and penalties. The unrecognized tax benefit increased by approximately $146 during the six months ended June 30, 2013, as a result of foreign currency effects, statute expirations and ongoing changes in currently reserved positions. The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense, which were immaterial for the six months ended June 30, 2013 and 2012. The tax years 2000 through 2012 remain open to examination in a number of the major taxing jurisdictions to which the Company and its subsidiaries are subject. The Company believes that it has made adequate provisions for all income tax uncertainties.

In November of 2011, the Federal Revenue Department of the Ministry of Finance of (“FRD”) issued a tax assessment against the Company’s indirect subsidiary, Xerium Technologies Brasil Indústria e Comércio S.A. (“Xerium Brazil”), challenging the goodwill recorded in the 2005 acquisition of Wangner Itelpa and Huyck Indústria e Comércio S.A. by Robec Brasil Participações Ltda., a predecessor to Xerium Brazil. This assessment denied the amortization of that goodwill against net income for the years 2006 through 2010 and sought payment of approximately $40,200 (subject to currency exchange rates) in tax, penalties and interest as of June 30, 2013. The Company believes the transactions in question (i) complied with Brazilian tax and accounting rules, (ii) were effected for a legitimate business purpose, to consolidate the Company’s operating activities in Brazil into one legal entity, and (iii) were properly documented and declared to Brazilian tax and corporate authorities. Based on the foregoing, Xerium Brazil filed a response disputing the tax assessment. In December of 2012 an administrative panel at the first administrative appeals level within the FRD rendered a decision upholding the original assessment, but reducing the claimed penalties by 50%. This decision reduced the total assessed amount as of June 30, 2013 by approximately $10,758 to $29,411 (subject to currency exchange rates). On January 18, 2013, Xerium Brazil appealed the decision of the first administrative panel to the second of three administrative appeals courts potentially available to it within the FRD.
Although there can be no assurances, as of June 30, 2013, the Company believes it is more likely than not that it would prevail on every tax position under examination and therefore it did not accrue any amounts related to this assessment. The Company cannot assure a favorable outcome and cannot currently estimate the timing of the final resolution of this matter. The Company believes it has meritorious defenses and will vigorously contest this matter, and if the administrative courts of the FRD do not rule in the Company's favor, the Company intends to appeal its case to the Brazilian judicial courts. However, if management's views of the Company's position and the probable outcome of the assessment changes or the FRD’s initial position is sustained by Brazilian judicial courts, the amount accrued would adversely impact the Company’s financial condition and results of operations in the period in which any such determination or decision is made.
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
As required by Topic 715, the following tables summarize the components of net periodic benefit cost:
Defined Benefit Plans

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service cost	$966	$888	$1,939	$1,773
Interest cost	1,548	1,838	3,108	3,668
Expected return on plan assets	(1,401)	(1,377)	(2,813)	(2,750)
Amortization of prior service cost	—	4	3	7
Amortization of net loss	571	633	1,143	1,266
Net periodic benefit cost	$1,684	$1,986	$3,380	$3,964
6. Comprehensive Loss and Accumulated Other Comprehensive Loss
Comprehensive loss for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net (loss) income	$(6,879)	$2,226	$(1,393)	$(5,296)
Foreign currency translation adjustments	(3,720)	(13,025)	(8,112)	(8,399)
Pension liability changes under Topic 715	1,013	578	2,615	90
Change in value of derivative instruments	341	(11)	373	(105)
Comprehensive loss	$(9,245)	$(10,232)	$(6,517)	$(13,710)

The components of accumulated other comprehensive loss for the three months ended June 30, 2013 are as follows (net of taxes):

	Foreign Currency Translation Adjustment	Pension Liability Changes Under Topic 715	Change in Value of Derivative Instruments	Accumulated Other Comprehensive (Loss) Income
Balance at March 31, 2013	$(1,139)	$(42,900)	$(612)	$(44,651)
Other comprehensive (loss) income before reclassifications	(3,720)	560	14	(3,146)
Amounts reclassified from other comprehensive (loss) income
Amortization of actuarial losses	—	453	—	453
Amortization of interest expense	—	—	327	327
Net current period other comprehensive (loss) income	(3,720)	1,013	341	(2,366)
Balance at June 30, 2013	$(4,859)	$(41,887)	$(271)	$(47,017)

The components of accumulated other comprehensive loss for the six months ended June 30, 2013 are as follows (net of taxes):

	Foreign Currency Translation Adjustment	Pension Liability Changes Under Topic 715	Change in Value of Derivative Instruments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2012	$3,253	$(44,502)	$(644)	$(41,893)
Other comprehensive (loss) income before reclassifications	(8,112)	1,587	14	(6,511)
Amounts reclassified from other comprehensive (loss) income
Amortization of actuarial losses	—	1,028	—	1,028
Amortization of interest expense	—	—	359	359
Net current period other comprehensive (loss) income	(8,112)	2,615	373	(5,124)
Balance at June 30, 2013	$(4,859)	$(41,887)	$(271)	$(47,017)

For the three and six months ended June 30, 2013. the amortization of actuarial losses is included in cost of products sold and general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss.

7. Restructuring and Impairment Expense
During the six months ended June 30, 2013, the Company recorded restructuring and impairment expenses of approximately $5,420. These included charges relating to the reduction of base costs via previously announced headcount reductions, the closure of two clothing facilities in Spain and Argentina and the closure of a roll cover facility in Charlotte, NC. During the six months ended June 30, 2012, the Company recorded restructuring expenses of approximately $5,103. These charges were primarily related to costs to terminate a sales agency arrangement and other sales-force reductions made in 2012 and the transfer of certain equipment from a downsized location.
The following table sets forth the significant components and activity under restructuring programs for the six months ended June 30, 2013 and 2012:

	Balance at December 31, 2012	Charges (1)	Currency Effects	Cash Payments	Balance at June 30, 2013
Severance and other benefits	$15,577	$3,339	$(348)	$(8,876)	$9,692
Facility costs and other	335	1,669	(8)	(1,225)	771
Total	$15,912	$5,008	$(356)	$(10,101)	$10,463

	Balance at December 31, 2011	Charges	Currency Effects	Cash Payments	Balance at June 30, 2012
Severance and other benefits	$800	$705	$4	$(1,142)	$367
Facility costs and other	452	4,398	(124)	(4,299)	427
Total	$1,252	$5,103	$(120)	$(5,441)	$794
(1) Amount excludes $412 impairment charges.
Restructuring and impairment expense by segment, which is not included in Segment Earnings (Loss) in Note 8, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Clothing	$3,578	$1,007	$3,986	$4,766
Roll Covers	705	—	1,434	179
Corporate	(118)	122	—	158
Total	$4,165	$1,129	$5,420	$5,103

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
Summarized financial information for the Company’s reportable segments is presented in the tables that follow for the three and six months ended June 30, 2013 and 2012.

	Clothing	Roll Covers	Corporate	Total
Three Months Ended June 30, 2013:
Net Sales	$89,414	$48,910	$—	$138,324
Segment Earnings (Loss)	$20,148	$10,592	$(3,842)
Three Months Ended June 30, 2012:
Net Sales	$88,115	$48,263	$—	$136,378
Segment Earnings (Loss)	$15,861	$12,126	$(2,591)

Six Months Ended June 30, 2013:
Net Sales	$179,351	$98,778	$—	$278,129
Segment Earnings (Loss)	$38,210	$24,662	$(6,831)
Six Months Ended June 30, 2012:
Net Sales	$176,798	$93,944	$—	$270,742
Segment Earnings (Loss)	$30,622	$20,016	$(6,421)
Provided below is a reconciliation of Segment earnings income (loss) to (loss) income before provision for income taxes for the three and six months ended June 30, 2013 and 2012, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Segment Earnings (Loss):
Clothing	$20,148	$15,861	$38,210	$30,622
Roll Covers	10,592	12,126	24,662	20,016
Corporate	(3,842)	(2,591)	(6,831)	(6,421)
Stock-based compensation	(300)	218	(595)	(754)
Inventory write-off	(692)	—	(692)	—
Impairment expense	191	—	(666)
Legal fees related to term debt amendment		(85)		(85)
Non-recurring expenses related to CEO retirement	—	(695)	—	(1,496)
Interest expense, net	(13,112)	(9,120)	(22,318)	(18,718)
Depreciation and amortization	(9,087)	(10,005)	(18,628)	(20,346)
Loss on debt extinguishment	(3,123)	—	(3,123)	—
Restructuring expense	(4,165)	(1,129)	(5,420)	(5,103)
(Loss) income before provision for income taxes	$(3,390)	$4,580	$4,599	$(2,285)
9. Commitments and Contingencies
The Company is involved in various legal matters which have arisen in the ordinary course of business as a result of various immaterial labor claims, taxing authority reviews and other routine legal matters. As of June 30, 2013, the Company accrued an immaterial amount in its financial statements for these matters for which the Company believed the possibility of loss was probable and was able to estimate the damages. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its financial position, results of operations or cash flow. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of legal matters will not have a material adverse effect on the financial condition, liquidity or cash flow of the Company.
See Note 4 for a discussion of Xerium Brazil’s proceeding with the FRD.

10. Stock-Based Compensation and Stockholders’ Deficit
The Company records stock-based compensation expense in accordance with ASC Topic 718, Accounting for Stock Compensation and has used the straight-line attribution method to recognize expense for time-based restricted stock units ("RSUs") and deferred stock units ("DSUs"). The Company recorded stock-based compensation expense during the three and six months ended June 30, 2013 and June 30, 2012 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
RSU and DSU Awards (1)	$300	$344	$595	$754
Management Incentive/Performance Award Programs (2)	—	(562)	—	—
Total	$300	$(218)	$595	$754

(1)	Related to RSUs, Options and DSUs awarded to certain employees and non-employee directors.

(2)
In 2012, the amount represents the value of stock awards granted under the 2012 Management Incentive Compensation Program, adjusted for payout based on the projected performance targets. In March of 2013, the Compensation Committee approved the 2013 Management Incentive Compensation Award Program. This award, if earned, will be paid out entirely in cash, and therefore, the expense is no longer considered stock compensation.

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

On May 8, 2012, the Board approved the 2012 Executive Long-Term Incentive Plan (the “2012 Executive LTIP”) under the 2010 Plan. Awards under the 2012 Executive LTIP are both time-based and performance-based. A specific target share award is set for each participant in the 2012 Executive LTIP. Awards will be paid in the form of RSUs or shares of common stock of the Company. Time-based awards, or 50% of the total target award, were granted in the form of 54,750 time-based RSUs under the Company’s 2010 Plan. As of March 31, 2013, 16,582 time-based RSUs vested in accordance with the 2012 Executive LTIP and were converted to common stock, net of applicable tax withholdings. The remaining time-based RSUs will vest in equal installments on March 31, 2014, and March 31, 2015, and convert into shares of common stock as they vest. Performance-based awards, which constitute 50% of the total award, will be determined based on the Company’s performance against a three-year cumulative Adjusted EBITDA metric, adjusted for currency fluctuations during the term of the 2012 – 2014 Executive LTIP. The performance-based awards will convert into shares of the Company’s common stock and be paid after the close of the three-year performance period. The amount of the payment will be based on a sliding scale ranging from 50% if the metric is achieved at 85% of the target up to 200% if the metric is achieved at or above 115% of the target.

On June 13, 2013, at the 2013 Annual Meeting of Stockholders of Xerium Technologies, Inc., the stockholders of the Company approved an amendment to the Company’s 2010 Equity Incentive Plan, which increased the aggregate number of shares of the Company’s common stock that may be delivered under or in satisfaction of awards under such plan from 913,525 to 1,663,525, increased the number of shares that may be subject to option and stock appreciation right grants and that may be granted as stock awards to any one participant in a calendar year from 150,000 to 500,000. and set a maximum cash award that may be granted to any one participant in a calendar year at $2,000,000. This amendment was approved by the Company’s Board of Directors on March 12, 2013.

On June 13, 2013, after the stockholders had approved the amendment to the Company's 2010 Equity Incentive Plan, the Board approved the granting of awards under the 2013 Executive Long-Term Incentive Plan (the "2013 Executive LTIP") under the 2010 Plan. Awards under the 2013 Executive LTIP are both time-based and performance-based and will be paid in the form of RSUs or shares of common stock of the Company. Time-based awards, or 50% of the total target award, were granted in the form of 179,571 time-based RSUs under the Company’s 2010 Plan. These time-based awards will cliff vest on March 11, 2016, and will be converted to common stock, net of applicable tax withholdings. Performance-based awards, which constitute the remaining 50% of the total award, will vest depending on the Company’s stock price performance during the three year participant service period from March 11, 2013 through March 10, 2016. If the awards vest, they will convert into shares of the Company’s common stock and be paid after the close of the three-year performance period.

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
Directors’ Deferred Stock Unit Plan
Under the 2011 non-management directors stock plan ("2011 DSU Plan”), each director receives an annual retainer of $112, to be paid on a quarterly basis in arrears. Half of the annual retainer is payable in deferred stock units (“DSUs”), with the remaining half payable in cash. The non-management directors were awarded an aggregate of 8,250 DSUs under the 2011 DSU Plan for service during the quarter ended June 30, 2013. In addition, in accordance with the 2011 DSU Plan, 5,500 DSUs were settled in Common Stock during the quarter ended June 30, 2013.

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

Xerium Technologies, Inc.
Consolidating Balance Sheet—(Unaudited)
At June 30, 2013
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
ASSETS
Current assets:
Cash and cash equivalents	$7,239	$(9)	$29,284	$—	$36,514
Accounts receivable, net	—	23,500	65,696	—	89,196
Intercompany receivables	(103,518)	110,290	(6,772)	—	—
Inventories, net	—	15,717	60,669	(850)	75,536
Prepaid expenses	384	2,330	5,981	—	8,695
Other current assets	15	3,340	11,394	—	14,749
Total current assets	(95,880)	155,168	166,252	(850)	224,690
Property and equipment, net	2,798	59,781	226,582	—	289,161
Investments	671,680	241,439	—	(913,119)	—
Goodwill	—	17,737	45,476	—	63,213
Intangible assets	11,824	3,862	341	—	16,027
Other assets	41	—	7,682	—	7,723
Total assets	$590,463	$477,987	$446,333	$(913,969)	$600,814

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,262	$8,592	$21,954	$—	$31,808
Accrued expenses	6,700	7,622	44,825	—	59,147
Current notes payable	—	—	7,806		7,806
Current maturities of long-term debt	2,000	—	134	—	2,134
Total current liabilities	9,962	16,214	74,719	—	100,895
Long-term debt, net of current maturities	433,410	—	—	—	433,410
Deferred and long-term taxes	—	2,334	12,966	—	15,300
Pension, other post-retirement and post-employment obligations	21,702	1,108	57,449	—	80,259
Other long-term liabilities	69	—	5,980	—	6,049
Intercompany loans	214,537	(332,015)	117,478	—	—
Total stockholders’ (deficit) equity	(89,217)	790,346	177,741	(913,969)	(35,099)
Total liabilities and stockholders’ equity	$590,463	$477,987	$446,333	$(913,969)	$600,814

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

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive (Loss) Income -(Unaudited)
For the three months ended June 30, 2013
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$47,265	$103,218	$(12,159)	$138,324
Costs and expenses:
Cost of products sold	(399)	32,470	65,762	(12,159)	85,674
Selling	—	4,972	12,613	—	17,585
General and administrative	2,299	1,738	11,469	—	15,506
Research and development	—	2,037	562	—	2,599
Restructuring and impairment	(118)	556	3,727	—	4,165
	1,782	41,773	94,133	(12,159)	125,529
(Loss) income from operations	(1,782)	5,492	9,085	—	12,795
Interest (expense) income, net	(8,113)	1,405	(6,404)	—	(13,112)
Foreign exchange (loss) gain	(87)	9	128	—	50
Equity in subsidiaries income (deficit)	6,273	(1,768)	—	(4,505)	—
Loss on extinguishment of debt	(3,123)				(3,123)
Dividend income	—	—	—	—	—
(Loss) income before provision for income taxes	(6,832)	5,138	2,809	(4,505)	(3,390)
Provision for income taxes	(47)	(38)	(3,404)	—	(3,489)
Net (loss) income	$(6,879)	$5,100	$(595)	$(4,505)	$(6,879)
Comprehensive (loss) income	$(8,449)	$5,279	$(1,570)	$(4,505)	$(9,245)

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive (Loss) Income-(Unaudited)
For the three months ended June 30, 2012
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$45,787	$102,122	$(11,531)	$136,378
Costs and expenses:
Cost of products sold	(336)	32,009	65,350	(11,627)	85,396
Selling	—	5,609	13,461	—	19,070
General and administrative	1,151	2,129	10,754	—	14,034
Research and development	—	2,083	786	—	2,869
Restructuring and impairment	122	23	984	—	1,129
	937	41,853	91,335	(11,627)	122,498
(Loss) income from operations	(937)	3,934	10,787	96	13,880
Interest (expense) income, net	(7,092)	1,766	(3,794)	—	(9,120)
Foreign exchange (loss) gain	(154)	3	(29)	—	(180)
Equity in subsidiaries income (deficit)	10,435	3,078	—	(13,513)	—
Income (loss) before provision for income taxes	2,252	8,781	6,964	(13,417)	4,580
Provision for income taxes	(26)	(33)	(2,295)	—	(2,354)
Net income (loss)	$2,226	$8,748	$4,669	$(13,417)	$2,226
Comprehensive income (loss)	$3,505	$8,834	$(9,154)	$(13,417)	$(10,232)

Xerium Technologies, Inc.
Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income -(Unaudited)
For the six months ended June 30, 2013
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$93,381	$208,617	$(23,869)	$278,129
Costs and expenses:
Cost of products sold	(849)	63,334	132,356	(23,869)	170,972
Selling	—	10,191	25,916	—	36,107
General and administrative	4,281	2,544	23,315	—	30,140
Research and development	—	4,049	1,203	—	5,252
Restructuring and impairment	1	794	4,625	—	5,420
	3,433	80,912	187,415	(23,869)	247,891
(Loss) income from operations	(3,433)	12,469	21,202	—	30,238
Interest (expense) income, net	(14,817)	2,811	(10,312)	—	(22,318)
Foreign exchange (loss) gain	96	(5)	(289)	—	(198)
Equity in subsidiaries income (deficit)	19,977	2,986	—	(22,963)	—
Loss on extinguishment of debt	(3,123)	—	—	—	(3,123)
Dividend income	—	1,555	—	(1,555)	—
(Loss) income before provision for income taxes	(1,300)	19,816	10,601	(24,518)	4,599
Provision for income taxes	(93)	68	(5,967)	—	(5,992)
Net (loss) income	$(1,393)	$19,884	$4,634	$(24,518)	$(1,393)
Comprehensive (loss) income	$(3,196)	$19,841	$1,356	$(24,518)	$(6,517)

Xerium Technologies, Inc.
Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income-(Unaudited)
For the six months ended June 30, 2012
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$89,850	$204,798	$(23,906)	$270,742
Costs and expenses:
Cost of products sold	(808)	65,424	132,849	(24,148)	173,317
Selling	—	11,332	27,226	—	38,558
General and administrative	5,264	3,767	22,829	—	31,860
Research and development	—	4,153	1,678	—	5,831
Restructuring and impairment	158	163	4,782	—	5,103
	4,614	84,839	189,364	(24,148)	254,669
(Loss) income from operations	(4,614)	5,011	15,434	242	16,073
Interest (expense) income, net	(14,447)	3,545	(7,816)	—	(18,718)
Foreign exchange (loss) gain	(308)	(3)	671	—	360
Equity in subsidiaries income (deficit)	14,128	2,388	—	(16,516)	—
(Loss) income before provision for income taxes	(5,241)	10,941	8,289	(16,274)	(2,285)
Provision for income taxes	(54)	(73)	(2,884)	—	(3,011)
Net (loss) income	$(5,295)	$10,868	$5,405	$(16,274)	$(5,296)
Comprehensive (loss) income	$(4,663)	$11,396	$(4,169)	$(16,274)	$(13,710)

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows-(Unaudited)
For the six months ended June 30, 2013
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net (loss) income	$(1,393)	$19,884	$4,634	$(24,518)	$(1,393)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock-based compensation	595	—	—	—	595
Depreciation	197	3,764	13,706	—	17,667
Amortization of intangibles	—	914	47	—	961
Deferred financing cost amortization	(2,141)	—	3,759	—	1,618
Foreign exchange loss on revaluation of debt	1,612	—	(288)	—	1,324
Deferred taxes	—	—	748	—	748
Asset impairment	17	341	720		1,078
Loss (gain) on disposition of property and equipment	1	17	(25)	—	(7)
Loss (gain) on extinguishment of debt	3,123				3,123
Provision for doubtful accounts	—	28	94	—	122
Undistributed equity in (earnings) loss of subsidiaries	(19,977)	(2,986)	—	22,963	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	—	(2,563)	(5,246)	—	(7,809)
Inventories	—	(45)	(889)	—	(934)
Prepaid expenses	(225)	(637)	1,342	—	480
Other current assets	(32)	120	(391)	—	(303)
Accounts payable and accrued expenses	1,338	295	(7,354)	1,555	(4,166)
Deferred and other long-term liabilities	82	107	(1,018)	—	(829)
Intercompany loans	1,111	(2,344)	1,233	—	—
Net cash used in operating activities	(15,692)	16,895	11,072	—	12,275
Investing activities
Capital expenditures, gross	(2,265)	(1,557)	(4,635)	—	(8,457)
Intercompany property and equipment transfers, net	3	84	(87)		—
Proceeds from disposals of property and equipment	—	4	350	—	354
Net cash (used in) provided by investing activities	(2,262)	(1,469)	(4,372)	—	(8,103)
Financing activities
Proceeds from borrowings	199,000				199,000
Principal payments on debt	(104,557)	—	(93,791)	—	(198,348)
Payment of deferred financing fees	(2,772)				(2,772)
Intercompany loans	(72,949)	(15,471)	88,420	—	—
Net cash provided by (used in) financing activities	18,722	(15,471)	(5,371)	—	(2,120)
Effect of exchange rate changes on cash flows	—	—	(315)	—	(315)
Net increase (decrease) in cash	768	(45)	1,014	—	1,737
Cash and cash equivalents at beginning of period	6,471	36	28,270	—	34,777
Cash and cash equivalents at end of period	$7,239	$(9)	$29,284	$—	$36,514

\]Xerium Technologies, Inc.
Consolidating Statement of Cash Flows-(Unaudited)
For the six months ended June 30, 2012
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net (loss) income	$(5,295)	$10,868	$5,405	$(16,274)	$(5,296)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation	754	—	—	—	754
Depreciation	97	3,943	15,153	—	19,193
Amortization of intangibles	—	1,106	47	—	1,153
Deferred financing cost amortization	1,211	—	525	—	1,736
Foreign exchange loss on revaluation of debt	—	—	381	—	381
Deferred taxes	—	—	(360)	—	(360)
Gain on disposition of property and equipment	—	(4)	(613)	—	(617)
Provision for doubtful accounts	—	(66)	259	—	193
Undistributed equity in (earnings) loss of subsidiaries	(14,128)	(2,388)	—	16,516	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	5	1,027	2,829	—	3,861
Inventories	—	2,038	(1,566)	(242)	230
Prepaid expenses	1,097	(757)	(4,416)	—	(4,076)
Other current assets	—	1,419	(816)	—	603
Accounts payable and accrued expenses	(640)	(1,346)	(1,623)	—	(3,609)
Deferred and other long-term liabilities	195	127	(672)	—	(350)
Intercompany loans	796	(484)	(312)	—	—
Net cash (used in) provided by operating activities	(15,908)	15,483	14,221	—	13,796
Investing activities
Capital expenditures, gross	(15)	(1,293)	(6,022)	—	(7,330)
Intercompany property and equipment transfers, net	343	(337)	(6)	—	—
Proceeds from disposals of property and equipment	—	3	978	—	981
Net cash provided by (used in) investing activities	328	(1,627)	(5,050)	—	(6,349)
Financing activities
Principal payments on debt	(6,854)	—	(8,021)	—	(14,875)
Payment of deferred financing fees	(1,027)	—	(735)	—	(1,762)
Intercompany loans	19,017	(14,105)	(4,912)	—	—
Net cash provided by (used in) financing activities	11,136	(14,105)	(13,668)	—	(16,637)
Effect of exchange rate changes on cash flows	—	3	(783)	—	(780)
Net (decrease) increase in cash	(4,444)	(246)	(5,280)	—	(9,970)
Cash and cash equivalents at beginning of period	11,548	280	31,738	—	43,566
Cash and cash equivalents at end of period	$7,104	$34	$26,458	$—	$33,596

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Other factors that could materially affect our actual results, levels of activity, performance or achievements can be found in our “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 11, 2013, our Quarterly Report for the quarter ended March 31, 2013 on Form 10-Q filed with the SEC on May 7, 2013 and this Quarterly Report on Form 10-Q. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we project. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise, except as required by law.
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
We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed in a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is custom engineered to fit each individual paper-making machine and process. For the six months ended June 30, 2013, our clothing segment represented 65% of our net sales.
Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by the paper producer. Roll covers are tailored to individual paper-making machines and processes, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and we manufacture new and rebuilt spreader rolls. We also provide various related products and services to our customers, both directly and through third party providers, as a growing part of our overall product offering through our roll covers sales channels. For the six months ended June 30, 2013, our roll cover segment represented 35% of our net sales.
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

Beginning about the same time the paper industry began to address the structural balance between the supply and demand for paper, the widespread adoption of e-commerce and digitalization of traditionally printed material has resulted in a prolonged decline in newsprint and printing and writing grades of paper. This longer term decline has been partially offset by increases in the production of packaging grades, both as a consequence of globalization of manufacturing and as a result of the increase of tissue/personal care products which have increased as global GDP has risen, particularly in the developing world. In 2010 and 2011, global paper and board production began to recover from the economic recession and show growth, particularly in developing countries. As international shipments of manufactured goods increased, containerboard production recovered particularly strongly, contributing over 50% of the total global improvement. The paper and board production recovery, however, stalled in the second half of 2011 and remained weak throughout 2012, particularly in Europe and South America. In 2013, we expect that global paper and board manufacturers' operating rates will remain near their 2012 levels, while industry forecasters predict the growth of global paper production from 2013 to 2015 to be between approximately 2% and 4% per annum. Generally, and over time, we expect growth in paper production to be greater in Asia-Pacific, South America and Eastern Europe than in the more mature North American and Western European regions, where demand may decline.

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
The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $2.6 million and $2.9 million for the three months ended June 30, 2013 and 2012, respectively.

Foreign Exchange
We have a geographically diverse customer base. In the six months ended June 30, 2013, we generated approximately 38% of our net sales in North America, 32% in Europe, 8% in South America, 20% in Asia-Pacific and 2% in the rest of the world.
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
Currency fluctuations have a greater effect on the level of our net sales than on the level of our income (loss) from operations. For example, in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, the change in the value of the U.S. Dollar against most of the currencies we conduct our business in resulted in net currency decreases in net sales of $1.5 million, yet income from operations currency effects increased by $1.3 million.
During the six months ended June 30, 2013, we conducted business in nine foreign currencies. The following table provides the average exchange rate for the six months ended June 30, 2013 and the six months ended June 30, 2012 of the U.S. Dollar against each of the four foreign currencies in which we conduct the largest portion of our operations.

Currency	Average exchange rate of the U.S. Dollar in the six months ended June 30, 2013	Average exchange rate of the U.S. Dollar in the six months ended June 30, 2012
Euro	$1.31 = 1 Euro	$1.30 = 1 Euro
Brazilian Real	$0.49 = 1 Brazilian Real	$0.54 = 1 Brazilian Real
Canadian Dollar	$0.98 = 1 Canadian Dollar	$0.99 = 1 Canadian Dollar
Australian Dollar	$1.01 = 1 Australian Dollar	$1.03 = 1 Australian Dollar
In the six months ended June 30, 2013, we conducted approximately 36% of our operations in Euros, approximately 11% in the Australian Dollar, approximately 7% in the Brazilian Real (although a significant portion of Brazil net sales are in U.S. Dollars) and approximately 5% in the Canadian Dollar.
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

Domestic and Foreign Operating Results:
The following is an analysis of our domestic and foreign operations during the three and six months ended June 30, 2013 and June 30, 2012 and a discussion of the results of operations during those periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Domestic income from operations	$3,710	$2,997	$9,036	$397
Foreign income from operations	9,085	10,883	21,202	15,676
Total income from operations	$12,795	$13,880	$30,238	$16,073
During the three months and six months ended June 30, 2013, domestic income from operations was lower than foreign income from operations primarily due to product mix and market differences. Excess cash generated from operations will typically remain permanently reinvested in most foreign subsidiaries. If cash does not remain permanently reinvested, income tax would need to be recorded. However, there are no legal restrictions or material adverse consequence for repatriating the excess cash to the domestic subsidiaries to assist in debt repayment, capital expenditures and other expenses of our operations.

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

During the six months ended June 30, 2013, we recorded restructuring expenses of approximately $5.4 million. These included charges relating to the reduction of base costs via previously announced headcount reductions, the closure of two clothing facilities in Spain and Argentina and the closure of a roll cover facility in Charlotte, NC. During the six months ended June 30, 2012, we recorded restructuring expenses of approximately $5.1 million, primarily related to the termination of a sales agency arrangement in Europe and the transfer of equipment from a downsized location.

Results of Operations

The table that follows sets forth for the periods presented certain consolidated operating results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Net Sales	$138,324	$136,378	$278,129	$270,742
Costs and expenses:
Cost of products sold	85,674	85,396	170,972	173,317
Selling	17,585	19,070	36,107	38,558
General and administrative	15,506	14,034	30,140	31,860
Research and development	2,599	2,869	5,252	5,831
Restructuring	4,165	1,129	5,420	5,103
	125,529	122,498	247,891	254,669
Income from operations	12,795	13,880	30,238	16,073
Interest expense, net	(13,112)	(9,120)	(22,318)	(18,718)
Loss on extinguishment of debt	(3,123)	—	(3,123)	—
Foreign exchange gain (loss)	50	(180)	(198)	360
(Loss) income before provision for income taxes	(3,390)	4,580	4,599	(2,285)
Provision for income taxes	(3,489)	(2,354)	(5,992)	(3,011)
Net (loss) income	$(6,879)	$2,226	$(1,393)	$(5,296)
Comprehensive loss	$(9,245)	$(10,232)	$(6,517)	$(13,710)
Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012
Net Sales. Net sales for the three months ended June 30, 2013 increased by $1.9 million, or 1.4%, to $138.3 million from $136.4 million for the three months ended June 30, 2012. For the three months ended June 30, 2013, approximately 65% of our net sales were in our clothing segment and approximately 35% were in our roll covers segment.
In our clothing segment, net sales for the three months ended June 30, 2013 increased by $1.3 million, or 1.5%, to $89.4 million from $88.1 million for the three months ended June 30, 2012, primarily due to increased sales volume of $2.0 million in North America and $1.0 million in Asia Pacific and Europe, partially offset by a decrease in sales volume of $1.1 million million in South America and unfavorable currency effects of $0.7 million.
In our roll covers segment, net sales for the three months ended June 30, 2013 increased by $0.6 million or 1.2%, to $48.9 million from $48.3 million for the three months ended June 30, 2012. The increase was primarily due to increased sales volume of $1.1 million in Europe and $0.4 million in South America and favorable currency effects of $0.3 million, partially offset by decreased sales of $1.1 million in Asia Pacific and North America.
Cost of Products Sold. Cost of products sold for the three months ended June 30, 2013 increased by $0.3 million to $85.7 million from $85.4 million for the three months ended June 30, 2012.
In our clothing segment, cost of products sold decreased $0.3 million in the current quarter compared to the second quarter of 2012 as a result of lower cost of products sold as a percentage of sales. Cost of products sold, as a percentage of net sales decreased by 1.2% to 61.3% in the three months ended June 30, 2013 from 62.5% in the three months ended June 30, 2012. This decrease was primarily due to reduced costs as a result of restructuring savings and operational efficiencies, partially offset by an inventory write down that occurred in connection with the closure of the Spain clothing facility.
In our roll covers segment, cost of products sold increased $0.6 million in the current quarter compared to the second quarter of 2012. Cost of products sold, as a percentage of net sales increased by 0.5% to 63.9% for the three months ended June 30, 2013 from 63.4% for the three months ended June 30, 2012. This increase was primarily due to increased labor costs in North America, partially offset by restructuring savings and operational efficiencies.
Selling Expenses. For the three months ended June 30, 2013, selling expenses decreased by $1.5 million, or 7.9% to $17.6 million from $19.1 million for the three months ended June 30, 2012, primarily as a result of restructuring savings.

General and Administrative Expenses. For the three months ended June 30, 2013, general and administrative expenses increased by $1.5 million, or 10.7% to $15.5 million from $14.0 million for the three months ended June 30, 2012. This increase is primarily a result of an increase of $2.8 million in management incentive expense in 2013 and the reversal of $1.0 million related to a favorable tax contingency settlement in 2012. Partially offsetting these increases was a decrease of $1.1 million as a result of our cost reduction activities, a decrease of $0.9 million due to charges recorded in 2012 related to CEO transition costs and a decrease of $0.3 million in other general and administrative expenses in the three months ended June 30, 2013.
Restructuring Expenses. For the three months ended June 30, 2013, we incurred restructuring expenses of $4.2 million . These included charges relating to the reduction of base costs via previously announced headcount reductions, the closure of two clothing facilities in Spain and Argentina and the closure of a roll cover facility in Charlotte, NC. In 2012, we incurred restructuring expenses of $1.1 million, primarily related to costs incurred as a result of the transfer of certain equipment from a downsized location and sales-force reductions made in 2012. See Note 7 to the Consolidated Financial Statements for further discussion on these restructuring activities.
Interest Expense, Net. Net interest expense for the three months ended June 30, 2013 increased by $4.0 million or 44.0%, to $13.1 million from $9.1 million for the three months ended June 30, 2012. The increase was primarily due to $3.7 million of financing fees paid in connection with our May 2013 debt refinancing that were charged to interest expense.
Loss on Extinguishment of Debt. The loss on extinguishment of debt of $3.1 million in the three months ended June 30, 2013 represents the write-off of deferred financing costs resulting from our previous credit facility. (See Note 3 of the Consolidated Financial Statements and "Liquidity and Capital Resources-Credit Facility and Notes" for further discussion on the refinancing.)
Provision for Income Taxes. For the three months ended June 30, 2013 and June 30, 2012, the provision for income taxes was $3.5 million and $2.4 million. The increase in income tax expense was primarily attributable to increased earnings and the geographic mix of earnings in the second quarter of 2013 as compared to the second quarter of 2012. Our provision for income taxes is primarily impacted by income we earn in tax paying jurisdictions relative to income we earn in non-tax paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 25% to 39%. However, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. We generate losses in certain jurisdictions for which we receive no tax benefit as the deferred tax assets in these jurisdictions (including net operating losses) are fully reserved in our valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States, the United Kingdom and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings.
Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012
Net Sales. Net sales for the six months ended June 30, 2013 increased by $7.4 million, or 2.7%, to $278.1 million from $270.7 million for the six months ended June 30, 2012. For the six months ended June 30, 2013, approximately 65% of our net sales were in our clothing segment and approximately 35% were in our roll covers segment.
In our clothing segment, net sales for the six months ended June 30, 2013 increased by $2.6 million, or 1.5%, to $179.4 million from $176.8 million for the six months ended June 30, 2012, primarily due to increased sales volume of $3.4 million in Asia Pacific, $1.9 million in North America and $1.1 million in Europe, partially offset by unfavorable currency effects of $1.6 million and a decrease in sales volume of $2.2 million in South America.
In our roll covers segment, net sales for the six months ended June 30, 2013 increased by $4.9 million or 5.2%, to $98.8 million from $93.9 million for the six months ended June 30, 2012. The increase was primarily due to increased sales volume of $1.8 million in North America, $1.9 million in Europe and $0.7 million in Asia Pacific and South America.
Cost of Products Sold. Cost of products sold for the six months ended June 30, 2013 decreased by $2.3 million, or 1.3%, to $171.0 million from $173.3 million for the six months ended June 30, 2012.
In our clothing segment, cost of products sold decreased $1.2 million in the six months ended June 30, 2013 compared to the six months ended June 30, 2012 as a result of lower cost of products sold as a percentage of sales. Cost of products sold, as a percentage of net sales decreased by 1.6% to 61.7% in the six months ended June 30, 2013 from 63.3% in the six months ended June 30, 2012. This decrease was primarily due to reduced costs as a result of restructuring savings and operational efficiencies, partially offset by an inventory write down that occurred in connection with the closure of the Spain clothing facility.

In our roll covers segment, cost of products sold decreased $1.1 million in the six months ended June 30, 2013 compared to the six months ended June 30, 2012 as a result of lower cost of products sold as a percentage of sales. Cost of products sold, as a percentage of net sales decreased by 4.4% to 61.9% in the six months ended June 30, 2013 from 66.3% in the six months ended June 30, 2012. This decrease was due to restructuring savings, operational efficiencies and favorable product mix.
Selling Expenses. For the six months ended June 30, 2013, selling expenses decreased by $2.5 million, or 6.5% to $36.1 million from $38.6 million for the six months ended June 30, 2012 primarily as a result of restructuring savings.

General and Administrative Expenses. For the six months ended June 30, 2013, general and administrative expenses decreased by $1.8 million, or 5.6% to $30.1 million from $31.9 million for the six months ended June 30, 2012. This decrease is largely comprised of $4.4 million resulting from our cost reduction activities, a decrease of $1.5 million due to charges recorded in 2012 related to CEO transition costs and a gain of $0.7 million related to insurance recovery from a plant fire. These decreases were partially offset by an increase of $3.1 million in management incentive costs, the reversal of $1.0 million related to a favorable tax contingency settlement in 2012 and an impairment charge of $0.7 million related to an idle facility held for sale at June 30, 2013.
Restructuring Expenses. For the six months ended June 30, 2013, we incurred restructuring expenses of $5.4 million. These included charges relating to the reduction of base costs via previously announced headcount reductions, the closure of two clothing facilities in Spain and Argentina and the closure of a roll cover facility in Charlotte, NC. During the six months ended June 30, 2012, we recorded restructuring expenses of approximately $5.1 million, primarily related to the termination of a sales agency arrangement in Europe and the transfer of equipment from a downsized location. See Note 7 to the Consolidated Financial Statements for further discussion on these restructuring activities.
Interest Expense, Net. Net interest expense for the six months ended June 30, 2013 increased by $3.6 million or 19.3%, to $22.3 million from $18.7 million for the six months ended June 30, 2012. The increase was primarily due to the $3.7 million in financing fees paid in connection with our May 2013 debt refinancing that were charged to interest expense.
Loss on Extinguishment of Debt. The loss on extinguishment of debt of $3.1 million in the six months ended June 30, 2013 represents the write-off of deferred financing costs resulting from our previous credit facility. (See Note 3 of the Consolidated Financial Statements and "Liquidity and Capital Resources-Credit Facility and Notes" for further discussion on the refinancing.)
Provision for Income Taxes. For the six months ended June 30, 2013 and June 30, 2012, the provision for income taxes was $6.0 million and $3.0 million respectively. The increase in income tax expense was primarily attributable to increased earnings and the geographic mix of earnings in the second quarter of 2013 as compared to the second quarter of 2012. Our provision for income taxes is primarily impacted by income we earn in tax paying jurisdictions relative to income we earn in non-tax paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 25% to 39%. However, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. We generate losses in certain jurisdictions for which we receive no tax benefit as the deferred tax assets in these jurisdictions (including net operating losses) are fully reserved in our valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States, the United Kingdom and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings.

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
Net cash provided by operating activities was $12.3 million for the six months ended June 30, 2013 and $13.8 million for the six months ended June 30, 2012. The $1.5 million decrease was due to an increase in working capital, partially offset increased cash earnings.

Net cash used in investing activities was $8.1 million for the six months ended June 30, 2013 and $6.3 million for the six months ended June 30, 2012. The increase of $1.8 million was primarily due to the increase in capital expenditures of $1.1 million and an decrease of $0.7 million in proceeds from disposals of property and equipment.
Net cash used in financing activities was $2.1 million and $16.6 million for the six months ended June 30, 2013 and June 30, 2012, respectively. The decrease of $14.5 million was primarily the result of the decrease of $15.5 million in principal payments made on debt in 2013, partially offset by an increase of $1.0 million in financing fees paid in 2013.
As of June 30, 2013, the outstanding balance of our term debt under our New Term Credit Facility and Notes was $435.4 million. In addition, as of June 30, 2013, we had no outstanding borrowings under our current ABL Facility and had an aggregate of $24.0 million available for additional borrowing. The borrowing availability represents the borrowing base under the ABL Facility less commitments on outstanding letters of credit. Additionally, at June 30, 2013, we had $5.0 million available for borrowings from other credit facilities.
We expect to incur expense of approximately $13.7 million related to the continuation of our restructuring initiatives in 2013. We have incurred $5.4 million in the six months ended June 30, 2013. Actual restructuring costs for 2013 may substantially differ from estimates at this time, depending on the timing of the restructuring activities and the required actions to complete them.

Capital Expenditures
For the six months ended June 30, 2013 and 2012, we had capital expenditures of $8.5 million and $7.3 million. We are targeting capital expenditures of $33.0 million for 2013. We analyze our planned capital expenditures based on investment opportunities available to us and our financial and operating performance, and accordingly, actual capital expenditures may be more or less than this amount.
See “Credit Facility and Notes” below for a description on limitations on capital expenditures imposed by our Credit Facility.

Credit Facility and Notes

On May 17, 2013, we entered into a Credit and Guaranty Agreement for a $200 million term loan credit facility (the “New Term Credit Facility”) among us, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions. We also entered into a Revolving Credit and Guaranty Agreement for a $40 million asset-based revolving credit facility subject to a borrowing base (the “ABL Facility,” and collectively with the New Term Credit Facility, the “New Credit Facility”) among us, Xerium Canada Inc., as Canadian borrower, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions.
The New Term Credit Facility provides for:

•
a six-year $200 million senior secured term loan facility, provided the facility would mature in March 2018 if any of the Company's senior notes due 2018 ("Senior Notes") remain outstanding at that time; and

•
an uncommitted accordion option (the “Incremental Facility”) allowing for increases for borrowings under the New Term Credit Facility with the same terms, and borrowing of new tranches of term loans, up to an aggregate principal amount equal to (i) $75 million plus (ii) an additional amount (the “Facility Increase”) provided, if after giving effect to such Facility Increase (as well as any other additional term loans), on a pro forma basis, the Senior Secured Leverage Ratio (as defined in the New Term Credit Facility) for the most recent four consecutive fiscal quarters does not exceed 2.25:1.

The ABL Facility provides for a $40 million senior secured revolving credit facility with a $20 million sub-limit on letters of credit. Availability under the ABL Facility is subject to a borrowing base that is based on a specified percentage of eligible accounts receivable and inventory. The term of the ABL Facility is five years, provided that if any of the Senior Notes remain outstanding in March 2018, the ABL Facility would mature at that time.
We used the borrowings under the New Term Credit Facility to refinance all of our outstanding indebtedness under our previously existing senior secured term loan and revolving credit facility entered into in 2011 (the "2011 Credit Facility"). We intend to draw upon the ABL Facility from time-to-time for working capital and general corporate purposes.
The New Term Credit Facility will require us to make amortization payments (payable in quarterly installments) equal to 1% of principal per annum with respect to the Term Loans with the remaining amount due at final maturity. Voluntary prepayments will be permitted, in whole or in part, subject to minimum prepayment requirements; provided that prepayments made prior to the date that is six months after the Closing Date of the New Term Credit Facility for the purpose of repricing or effectively repricing the term loan facilities must include a 1.0% prepayment premium; provided, further, that voluntary prepayments of loans bearing interest at the London Interbank Offered Rate (“LIBOR”) on a date other than the last day of the relevant interest period will be subject to the payment of customary breakage costs.
The interest rates under the New Term Credit Facility will be calculated, at our option, at either the base rate or LIBOR, plus a margin of 4.00% and 5.00%, respectively. Each of the base rate and LIBOR shall be subject to a minimum of 2.25% and 1.25%, respectively. If our Senior Secured Leverage Ratio (as defined in the $200 Million New Credit Facility) is less than 2.00:1 at any quarterly determination date, then the margins over the base rate and LIBOR will be 3.50% and 4.50%, respectively.
Depending on whether advances are made in U.S. Dollars or Canadian Dollars, interest rates under the ABL Facility will be calculated, at our option, at either a U.S.-based or Canadian-based base rate ("Base Rate Loans") or LIBOR or the Canadian Dealer Offered Rate ("CDOR") (each, "Fixed Rate Loans"), respectively, plus a margin of 1.25% for Base Rate Loans and a margin of 2.25% for Fixed Rate Loans. If we draw advances on the ABL Facility that are greater than 33.3% but less than or equal to 66.7% of the $40 million limit, then the margins on Base Rate Loans and Fixed Rate Loans drop to 1.00% and 2.00%, respectively. The margins drop to 0.75% and 1.75%, respectively, if advances under the ABL Facility are greater than 66.7% of the $40 million limit. In addition to paying interest on outstanding advances under the ABL Facility, we will be required to pay a commitment fee to the lenders in respect of the unutilized commitments at a rate equal to 0.50% per annum if advances under the ABL Facility are less than or equal to 50% of the commitments or a rate equal to 0.375% per annum if advances under the ABL are more than 50% of the commitments.
The obligations under the New Credit Facility will be guaranteed by all of our existing and future direct and indirect subsidiaries that are organized in the United States (subject to certain exceptions in the case of immaterial subsidiaries and joint ventures) and, in the case of the ABL Facility, by Xerium Canada Inc. and any future Canadian subsidiaries, provided that non-U.S. guarantors will only be liable for obligations of Xerium Canada Inc. and any other Canadian borrowers. The New Term Credit Facility is secured by a first-priority perfected security interest in substantially all of the assets of the Company, Xerium Canada Inc. and such subsidiary guarantors (collectively, the “Loan Parties”), in each case, now owned or later acquired, except with respect to the Loan Parties' accounts receivables and inventory, which are secured by a second-priority interest. The ABL Facility is secured by a first-priority perfected security interest in the Loan Parties' accounts receivables and inventory, and a second-priority interest in substantially all of the Loan Parties' other assets. In each case, the security interests are subject to certain exceptions and legal and tax considerations and requirements, including that only 65% of the voting capital stock of the domestic Loan Parties' “first-tier” non-U.S. subsidiaries is required to be pledged in respect of the obligations of the Company and the U.S. guarantors under the New Credit Facility.
The New Credit Facility contains certain customary covenants that, subject to exceptions, restrict our ability to, among other things:
•declare dividends or redeem or repurchase equity interests;
•prepay, redeem or purchase debt;
•incur liens and engage in sale-leaseback transactions;
•make loans and investments;
•incur additional indebtedness;
•amend or otherwise alter debt and other material agreements;
•make capital expenditures in excess of $42 million per fiscal year, subject to adjustment;
•engage in mergers, acquisitions and asset sales;
•transact with affiliates; and
•engage in businesses that are not related to the Company's existing business.
The New Credit Facility eliminates the interest coverage and leverage coverage ratio maintenance tests that were contained in the 2011 Credit Facility. However, the ABL Facility contains a springing Fixed Charge Coverage Ratio (as defined in the ABL Facility), which must be not less than 1.00:1 during periods in which our Global Excess Availability (as defined in the ABL Facility and generally, equal to our borrowing base less outstanding borrowings under the ABL Facility and trade payables at least 60 days past due) falls below certain minimum thresholds.
The New Credit Facility contains certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults and cross-acceleration to certain indebtedness, certain events of bankruptcy, certain triggering events under U.S. and, in the case of the ABL Facility, Canadian employee benefit plans, material judgments, actual or asserted failures of any guarantee or security document supporting the New Credit Facility to be in full force and effect and a change of control. If an event of default occurs, the lenders under the New Credit Facility would be entitled to take various enforcement actions, including acceleration of amounts due under the New Credit Facility and all actions permitted to be taken by a secured creditor.

On May 26, 2011, we completed a refinancing transaction, which replaced certain of our then outstanding indebtedness with $240 million aggregate principal amount of 8.875% senior unsecured notes (the “Notes”).The Notes contain customary covenants that, subject to certain exceptions, restrict our ability to enter into certain transactions and engage in certain activities.
We are in compliance with all covenants under the Notes and New Credit Facility at June 30, 2013.

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

Non-GAAP Financial Measures
We use EBITDA and Adjusted EBITDA (each as defined in the New Term Credit Facility) as supplementary non-GAAP liquidity measures to assist us in evaluating our liquidity and financial performance, specifically our ability to service indebtedness and to fund ongoing capital expenditures. Neither EBITDA nor Adjusted EBITDA should be considered in isolation or as a substitute for income (loss) from operations or cash flows (as determined in accordance with GAAP).
EBITDA is defined as net income (loss) before interest expense, income tax provision (benefit) and depreciation (including non-cash impairment charges) and amortization.
“Adjusted EBITDA” means, with respect to any period, the total of (A) the consolidated net income for such period, plus (B) without duplication, to the extent that any of the following were deducted in computing such consolidated net income for such period: (i) provision for taxes based on income or profits, including, without limitation, federal, state, provincial, franchise and similar taxes, including any penalties and interest relating to any tax examinations, (ii) consolidated interest expense, (iii) consolidated depreciation and amortization expense, (iv) reserves for inventory in connection with plant closures, (v) consolidated operational restructuring costs, subject to annual limitations provided for in the Credit Facility, (vi) non-cash charges resulting from the application of purchase accounting, including push-down accounting, (vii) non-cash expenses resulting from the granting of common stock, stock options, restricted stock or restricted stock unit awards under equity compensation programs solely with respect to common stock, and cash expenses for compensation mandatorily applied to purchase common stock, (viii) non-cash items relating to a change in or adoption of accounting policies, (ix) non-cash expenses relating to pension or benefit arrangements, (x) expenses incurred as a result of the repurchase, redemption or retention of common stock earned under equity compensation programs solely in order to make withholding tax payments, (xi) amortization or write-offs of deferred financing costs, (xii) any non-cash losses resulting from mark to market hedging obligations (to the extent the cash impact resulting from such loss has not been realized in such period) and (xiii) other non-cash losses or charges (excluding, however, any non-cash loss or charge which represents an accrual of, or a reserve for, a cash disbursement in a future period), minus (C) without duplication, to the extent any of the following were included in computing consolidated net income for such period, (i) non-cash gains with respect to the items described in clauses (vi), (vii), (ix), (xi), (xii) and (xiii) (other than, in the case of clause (xiii), any such gain to the extent that it represents a reversal of an accrual of, or reserve for, a cash disbursement in a future period) of clause (B) above and (ii) provisions for tax benefits based on income or profits. Notwithstanding the foregoing, Adjusted EBITDA, as defined in the credit facility and calculated below, may not be comparable to similarly titled measurements used by other companies.
Consolidated net income is defined as net income (loss) determined on a consolidated basis in accordance with GAAP; provided, however, that the following, without duplication, shall be excluded in determining consolidated net income: (i) any net after-tax extraordinary or non-recurring gains, losses or expenses (less all fees and expenses relating thereto), (ii) the cumulative effect of changes in accounting principles, (iii) any fees and expenses incurred during such period in connection with the issuance or repayment of indebtedness, any refinancing transaction or amendment or modification of any debt instrument, in each case, as permitted under the Credit Facility and (iv) any cancellation of indebtedness income.

The following table provides reconciliation from net (loss) income and operating cash flows, which are the most directly comparable GAAP financial measures, to EBITDA and Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net (loss) income	$(6,879)	$2,226	$(1,393)	$(5,296)
Stock-based compensation	300	(218)	595	754
Depreciation	8,702	9,429	17,667	19,193
Amortization of intangibles	385	576	961	1,153
Deferred financing cost amortization	909	682	1,618	1,736
Foreign exchange loss on revaluation of debt	1,268	373	1,324	381
Deferred taxes	466	(179)	748	(360)
Asset impairment	150	—	1,078	—
Gain (loss) on disposition of property and equipment	3	(170)	(7)	(617)
Loss on extinguishment of debt	3,123	—	3,123	—
Net change in operating assets and liabilities	(6,610)	(9,075)	(13,439)	(3,148)
Net cash provided by operating activities	1,817	3,644	12,275	13,796
Interest expense, excluding amortization	12,203	8,438	20,700	16,981
Net change in operating assets and liabilities	6,610	9,075	13,439	3,148
Current portion of income tax expense	3,023	2,533	5,244	3,371
Stock-based compensation	(300)	218	(595)	(754)
Foreign exchange loss on revaluation of debt	(1,268)	(373)	(1,324)	(381)
Asset impairment	(150)	—	(1,078)	—
Gain (loss) on disposition of property and equipment	(3)	170	7	617
Loss on extinguishment of debt	(3,123)	—	(3,123)	—
EBITDA	18,809	23,705	45,545	36,778
Loss on extinguishment of debt	3,123	—	3,123	—
Stock-based compensation	300	(218)	595	754
Operational restructuring expenses	4,165	1,129	5,420	5,103
Inventory write off	692	—	692	—
Non-restructuring impairment (income) expense	(191)	—	666	—
Legal fees related to term debt amendment	—	85	—	85
Non-recurring CEO retirement expenses	—	695	—	1,496
Adjusted EBITDA	$26,898	$25,396	$56,041	$44,216

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our foreign currency exposure and interest rate risks as of June 30, 2013 have not materially changed from December 31, 2012 (see Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012). As of June 30, 2013, we had outstanding long-term debt with a carrying amount of $435.5 million with an approximate fair value of $433.3 million.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, as of June 30, 2013 under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the

Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as set forth above.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The risks described in our Annual Report on Form 10-K for the year ended December 31, 2012 have not materially changed, except for the risk factors below.
If we cannot meet the New York Stock Exchange ("NYSE") continued listing requirements, the NYSE may delist our common stock, which could have an adverse impact on the liquidity and market price of our common stock.
Our common stock is currently listed on the NYSE. On August 2, 2012, we received a notice from the NYSE informing us that our average market capitalization over a 30 consecutive trading day period had been less than $50 million at the same time that our stockholders’ equity was less than $50 million as of the most recent balance sheet date. As of July 29, 2013 when our stock price closed at $12.33, our 30-day average market capitalization was $180.4 million and at June 30, 2013, our stockholders’ deficit was $35.1 million, as reflected on the balance sheet included in this June 30, 2013 quarterly report. Although our 30-day average market capitalization currently exceeds $50 million, there can be no assurance that it will remain above the required NYSE criteria. Additionally, we have submitted, and the NYSE has accepted, a plan to regain compliance with the market capitalization listing standards within 18 months. However, if we are unable to regain compliance with this NYSE continued listing standard in accordance with our plan in a timely manner, the NYSE could delist our stock which could negatively impact us and our stockholders by reducing the liquidity and market price of our common stock.
ITEM 6.    EXHIBITS
See the exhibit index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XERIUM TECHNOLOGIES, INC.
(Registrant)

August 1, 2013	By:	/s/Clifford E. Pietrafitta
Clifford E. Pietrafitta
Executive Vice President and CFO
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

10.1(1)	New $200 million credit facility among the Company, certain direct and indirect U.S. subsidiaries of the Company, and certain financial institutions, dated May 17, 2013.
10.2(2)	New $40 million revolving credit facility among the Company, certain direct and indirect U.S. and Canadian subsidiaries of the Company, and certain financial institutions, dated May 17, 2013.
10.3	Amendment No. 2 to the 2010 Equity Incentive Plan.
10.4	2013-2015 Executive Long-Term Incentive Plan and Form of Award Agreement.
10.5	Employment Agreement of Michael Bly.
31.1	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1) Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 23, 2013, and incorporated herein by reference.
(2) Filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K on May 23, 2013, and incorporated herein by reference.