Form 10-Q
period 2013-09-30
XERIUM TECHNOLOGIES INC
filed 2013-11-06
CIK 1287151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________
FORM 10-Q
________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013
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
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of November 1, 2013 was 15,380,507.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Xerium Technologies, Inc.
Consolidated Balance Sheets
(Dollars in thousands)

	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$48,782	$34,777
Accounts receivable, net	92,985	84,456
Inventories, net	81,417	77,391
Prepaid expenses	7,531	9,386
Other current assets	13,436	14,839
Total current assets	244,151	220,849
Property and equipment, net	292,957	308,806
Goodwill	66,060	61,127
Intangible assets	15,203	18,678
Other assets	8,535	9,383
Total assets	$626,906	$618,843
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$8,120	$7,911
Accounts payable	31,298	36,884
Accrued expenses	74,191	59,757
Current maturities of long-term debt	2,139	2,397
Total current liabilities	115,748	106,949
Long-term debt, net of current maturities	432,910	434,684
Deferred and long-term taxes	16,061	16,582
Pension, other post-retirement and post-employment obligations	81,252	83,949
Other long-term liabilities	6,304	5,740
Commitments and contingencies (Note 9)
Stockholders’ deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares outstanding as of September 30, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value, 20,000,000 shares authorized; 15,380,507 and 15,309,717 shares outstanding as of September 30, 2013 and December 31, 2012, respectively	15	15
Stock warrants	13,532	13,532
Paid-in capital	414,151	413,124
Accumulated deficit	(413,128)	(413,839)
Accumulated other comprehensive loss	(39,939)	(41,893)
Total stockholders’ deficit	(25,369)	(29,061)
Total liabilities and stockholders’ deficit	$626,906	$618,843
See accompanying notes.

Xerium Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Sales	$135,042	$134,231	$413,171	$404,973
Costs and expenses:
Cost of products sold	81,656	85,079	252,628	258,396
Selling	17,242	18,546	53,349	57,104
General and administrative	15,278	15,650	45,418	47,509
Research and development	2,382	2,700	7,634	8,531
Restructuring	3,034	5,840	8,454	10,943
	119,592	127,815	367,483	382,483
Income from operations	15,450	6,416	45,688	22,490
Interest expense, net	(9,378)	(9,777)	(31,697)	(28,494)
Loss on extinguishment of debt	—	—	(3,123)	—
Foreign exchange (loss) gain	(905)	(202)	(1,102)	157
Income (loss) before provision for income taxes	5,167	(3,563)	9,766	(5,847)
Provision for income taxes	(3,063)	(94)	(9,055)	(3,105)
Net income (loss)	$2,104	$(3,657)	$711	$(8,952)
Comprehensive income (loss)	$9,182	$(1,781)	$2,665	$(15,490)
Net income (loss) per share:
Basic	$0.14	$(0.24)	$0.05	$(0.59)
Diluted	$0.13	$(0.24)	$0.05	$(0.59)
Shares used in computing net income (loss) per share:
Basic	15,375,728	15,257,617	15,352,352	15,215,752
Diluted	16,044,291	15,257,617	15,791,597	15,215,752
See accompanying notes.

Xerium Technologies, Inc.
Consolidated Statements of Cash Flows—(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net income (loss)	$711	$(8,952)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	1,141	1,574
Depreciation	26,051	28,513
Amortization of intangibles	1,368	1,729
Deferred financing cost amortization	2,293	2,707
Foreign exchange loss on revaluation of debt	1,626	879
Deferred taxes	1,339	(383)
Asset impairment	1,078	1,600
Gain (loss) on disposition of property and equipment	154	(656)
Loss on extinguishment of debt	3,123	—
Provision for doubtful accounts	543	463
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(10,599)	2,954
Inventories	(5,195)	2,338
Prepaid expenses	1,714	(4,021)
Other current assets	(1,026)	1,385
Accounts payable and accrued expenses	7,436	1,945
Deferred and other long-term liabilities	(1,326)	(1,158)
Net cash provided by operating activities	30,431	30,917
Investing activities
Capital expenditures, gross	(15,562)	(13,222)
Proceeds from disposals of property and equipment	2,235	1,378
Net cash used in investing activities	(13,327)	(11,844)
Financing activities
Net increase in notes payable	—	7,365
Proceeds from borrowings	199,000	—
Principal payments on debt	(198,848)	(27,965)
Payment of deferred financing fees	(3,030)	(1,782)
Net cash used in financing activities	(2,878)	(22,382)
Effect of exchange rate changes on cash flows	(221)	(680)
Net increase (decrease) in cash	14,005	(3,989)
Cash and cash equivalents at beginning of period	34,777	43,566
Cash and cash equivalents at end of period	$48,782	$39,577

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
Basis of Presentation
The accompanying unaudited condensed consolidated interim financial statements at September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. Certain reclassifications have been made to prior year amounts to conform to the presentation of current year amounts. These unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2012 as reported on the Company's Annual Report on Form 10-K filed on March 11, 2013.
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
The components of inventories, net of allowances are as follows at:

	September 30, 2013	December 31, 2012
Raw materials	$20,378	$16,924
Work in process	24,744	23,681
Finished goods (includes consigned inventory of $8,620 at September 30, 2013 and $8,726 at December 31, 2012)	36,295	36,786
	$81,417	$77,391
In the second quarter of 2013, in connection with the closure of the Spain clothing facility, the Company reserved $692 of obsolete inventory. This charge is included in cost of products sold expense in the Consolidated Income Statement for the nine months ended September 30, 2013.
Goodwill
The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other Intangible Assets (“Topic 350”). Topic 350 requires that goodwill and intangible assets that have indefinite lives not be amortized, but instead, must be tested for impairment at least annually or whenever events or business conditions warrant. During the nine months ended September 30, 2013, the Company evaluated events and business conditions to determine if a test for an impairment of goodwill was warranted. No such events or business conditions took place during this period, therefore no test was determined to be warranted at September 30, 2013.
Warranties
The Company offers warranties on certain rolls products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The Company estimates the costs that may be incurred under its warranties and records a liability for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. The table below represents the changes in the Company’s warranty liability for the nine months ended September 30, 2013:

	Balance at December 31, 2012	Charged to Cost of Sales	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at September 30, 2013
For the nine months ended September 30, 2013	$1,848	$1,254	$48	$(1,378)	$1,772

Net Income (Loss) Per Common Share
Net (loss) income per common share has been computed and presented pursuant to the provisions of ASC Topic 260, Earnings per Share (“Topic 260”). Net income (loss) per share is based on the weighted-average number of shares outstanding during the period. As of September 30, 2013 and 2012, the Company had outstanding restricted stock units (“RSUs”), deferred stock units (“DSUs”), warrants and options.
The following table sets forth the computation of basic and diluted weighted-average shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted-average common shares outstanding–basic	15,375,728	15,257,617	15,352,352	15,215,752
Dilutive effect of stock-based compensation awards outstanding	668,563	—	439,245	—
Weighted-average common shares outstanding–diluted	16,044,291	15,257,617	15,791,597	15,215,752
Dilutive securities aggregating approximately 1.8 million were outstanding for the three and nine months ended September 30, 2012, but were not included in the computation of diluted earnings per share for the three months and nine months ended September 30, 2012 because the impact of including such shares would be anti-dilutive to the earnings per share calculations.

Impairment
The Company reviews its long-lived assets that have finite lives for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment (“Topic 360”). This topic requires that companies evaluate the fair value of long-lived assets based on the anticipated undiscounted future cash flows to be generated by the assets when indicators of impairment exist to determine if there is impairment to the carrying value. Any change in the carrying amount of an asset as a result of the Company's evaluation has been recorded in either restructuring expense, if it was a result of the Company's restructuring activities, or general and administrative expense for all other impairments in the consolidated statements of operations. Impairment charges associated with restructuring are discussed in Note 7 "Restructuring Expense".
In 2013, the Company determined there was an impairment of $0.7 million to the carrying value of a vacant facility held for sale and certain other assets at March 31, 2013. This impairment charge is included in general and administrative expense in the Consolidated Statements of Operations for the nine months ended September 30, 2013. The facility and related assets were sold during the third quarter of 2013.
New Accounting Standards
In July of 2013, FASB issued ASU 2013-11 Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Taskforce) ("ASU 2013-11"). Beginning January 1, 2014, the effective date of this regulation, the Company will adopt the provisions of ASU 2013-11 related to presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  Adoption of ASU 2013-11 is not expected to have a material impact to the consolidated financial statements.
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
On August 8, 2011, the Company entered into two interest rate cap agreements with certain financial institutions, in notional amounts totaling $114,400, whereby the Company limits its variable interest rate exposure to the strike rate of the interest rate cap agreements. During the second quarter of 2013, in connection with the refinancing of its credit facility, the Company paid off its Euro-denominated debt, resulting in the termination of one of the interest rate cap agreements and accelerated amortization of $322 to interest expense. At September 30, 2013, the notional amount of the remaining agreement was $42,800. Under the terms of this interest rate cap agreement, the Company will receive payments based on the spread in rates if the three-month LIBOR rate increases above the negotiated cap rate of 3.0%. The interest rate cap is considered a designated hedging instrument and classified as Level 2 in the fair value hierarchy. Changes in fair value will be deferred in accumulated other comprehensive income (loss) and the cap purchase price will be reclassified from accumulated comprehensive loss into earnings as interest expense over the life of the agreement. The following represents the fair value of the interest rate cap and unrecognized losses included in accumulated other comprehensive loss at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Fair value of interest rate rate cap included in other assets in the Consolidated Balance Sheets	$4	$16
Unrecognized losses included in accumulated other comprehensive loss	$(257)	$(644)
The Company expects to reclassify $108 from other comprehensive income (loss) to interest expense over the next twelve months.
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
As of September 30, 2013 and December 31, 2012, the Company had outstanding derivatives that were not designated as hedges in qualifying hedging relationships. The value of these contracts is recognized at fair value based on market exchange forward rates and is recorded in other assets or other liabilities on the Consolidated Balance Sheets. The following represents the fair value of these derivatives at September 30, 2013 and December 31, 2012 and the change in fair value included in foreign exchange gain for the three and nine months ended September 30, 2013 and 2012:

	September 30, 2013	December 31, 2012
Fair value of derivatives	$(287)	$357
	Three Months Ended September 30, 2013:	Three Months Ended September 30, 2012:
Change in fair value included in foreign exchange (loss) gain for the three months ended September 30, 2013 and September 30, 2012	$(836)	$155
	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Change in fair value included in foreign exchange gain for the nine months ended September 30, 2013 and September 30, 2012	$706	$438

The following represents the notional amounts of foreign exchange forward contracts at September 30, 2013:

	Notional Sold	Notional Purchased
Non-designated hedges of foreign exchange risk	$25,812	$(14,706)
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

3. Long-term Debt
At September 30, 2013 and December 31, 2012, long-term debt consisted of the following:

	September 30, 2013	December 31, 2012
New senior secured term loan facility, payable quarterly, U.S. Dollar denominated–LIBOR (minimum 1.25%) plus 5.00% (6.25%) as of September 30, 2013, net of $1.0 million discount	$198,500	$—
Prior first lien debt, payable quarterly, U.S. Dollar denominated–LIBOR (minimum 1.25%) plus 5.00% (6.25%) as of December 31, 2012	—	104,557
Prior first lien debt, payable quarterly, Euro denominated–EURIBOR (minimum 1.25%) plus 5.00% (6.25%) as of December 31, 2012	—	95,979
	198,500	200,536
Senior Notes (Unsecured), payable semi-annually–U.S. Dollar denominated interest rate fixed at 8.875%, matures June of 2018	236,410	236,410

Unsecured, interest rate fixed at 2.00%, Euro denominated	139	135
	435,049	437,081
Less current maturities	2,139	2,397
Total	$432,910	$434,684
On May 17, 2013, the Company entered into a Credit and Guaranty Agreement for a $200 million term loan credit facility (the “New Term Credit Facility”), net of a discount of $1.0 million, among the Company, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions. The Company also entered into a Revolving Credit and Guaranty Agreement for a $40.0 million asset-based revolving credit facility subject to a borrowing base (the “ABL Facility,” and collectively with the New Term Credit Facility, the “New Credit Facility”) among the Company, Xerium Canada Inc., as Canadian borrower, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions.
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
As of September 30, 2013, the outstanding balance of the Company's term debt under its New Term Credit Facility and Notes was $435.0 million, which is net of a $1.0 million discount. In addition, as of September 30, 2013, the Company had no outstanding borrowings under its current ABL Facility and had an aggregate of $22.2 million available for additional borrowing. The borrowing availability represents the borrowing base under the ABL Facility less commitments on outstanding letters of credit. Additionally, at September 30, 2013, the Company had $5.2 million available for borrowings from other credit facilities.

As of September 30, 2013 and December 31, 2012, the carrying value of the Company’s long-term debt was $435.0 million and $437.1 million, respectively, and its fair value was approximately $447.1 million and $410.1 million, respectively. The Company determined the fair value of its debt utilizing significant other observable inputs (Level 2 of the fair value hierarchy).
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
For the three and nine months ended September 30, 2013, the provision for income taxes was $(3,063) and $(9,055) as compared to $(94) and $(3,105) for the three and nine months ended September 30, 2012. The increase in tax expense was primarily attributable to the geographic mix of earnings in the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012, as well as tax expense due to the increase in unrecognized tax benefit in the three and nine months ended September 30, 2013. The provision for income taxes is primarily impacted by income earned in tax paying jurisdictions relative to income earned in non-tax paying jurisdictions. The majority of income recognized for purposes of computing the effective tax rate is earned in countries where the statutory income tax rates range from 25% to 39%; however, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. The Company generates losses in certain jurisdictions for which no tax benefit is received, as the deferred tax assets in these jurisdictions (including the net operating losses) are fully reserved in the valuation allowance. For this reason, the Company recognizes minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States, the United Kingdom and Australia. Due to these reserves, the geographic mix of the Company’s pre-tax earnings has a direct correlation with how high or low its annual effective tax rate is relative to consolidated earnings. As the Company continues to reorganize and restructure its operations, it is possible that deferred tax assets, for which no income tax benefit has previously been provided, may more likely than not become realized. The Company continues to evaluate future operations and will record an income tax benefit in the period where it believes it is more likely than not that the deferred tax asset will be able to be realized. We estimate the resulting potential income tax benefit to be up to $7,197.
As of September 30, 2013, the Company had a gross amount of unrecognized tax benefit of $4,375, exclusive of interest and penalties. The unrecognized tax benefit increased by approximately $1,100 during the nine months ended September 30, 2013, as a result of foreign currency effects, statute expirations, ongoing changes in currently reserved positions as a result of new facts or information, and the effects of income tax audits. Developments in ongoing tax audits related to the deductibility of a write down of an investment in a subsidiary and transfer pricing transactions increased the unrecognized tax benefit by $816 during the three and nine months ended September 30, 2013. The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense, which were immaterial for the nine months ended September 30, 2013 and 2012. The tax years 2000 through 2012 remain open to examination in a number of the major taxing jurisdictions to which the Company and its subsidiaries are subject. The Company believes that it has made adequate provisions for all income tax uncertainties.
In November of 2011, the Federal Revenue Department of the Ministry of Finance of (“FRD”) issued a tax assessment against the Company’s indirect subsidiary, Xerium Technologies Brasil Indústria e Comércio S.A. (“Xerium Brazil”), challenging the goodwill recorded in the 2005 acquisition of Wangner Itelpa and Huyck Indústria e Comércio S.A. by Robec Brasil Participações Ltda., a predecessor to Xerium Brazil. This assessment denied the amortization of that goodwill against net income for the years 2006 through 2010 and sought payment of approximately $40,592 (subject to currency exchange rates) in tax, penalties and interest as of September 30, 2013. The Company believes the transactions in question (i) complied with Brazilian tax and accounting rules, (ii) were effected for a legitimate business purpose, to consolidate the Company’s operating activities in Brazil into one legal entity, and (iii) were properly documented and declared to Brazilian tax and corporate authorities. Based on the foregoing, Xerium Brazil filed a response disputing the tax assessment. In December of 2012 an administrative panel at the first administrative appeals level within the FRD rendered a decision upholding the original assessment, but reducing the claimed penalties by 50%. This decision reduced the total assessed amount as of September 30,

2013 by approximately $10,892 to $29,700 (subject to currency exchange rates). On January 18, 2013, Xerium Brazil appealed the decision of the first administrative panel to the second of three administrative appeals courts potentially available to it within the FRD.
Although there can be no assurances, as of September 30, 2013, the Company believes it is more likely than not that it would prevail on every tax position under examination and therefore it did not accrue any amounts related to this assessment. The Company cannot assure a favorable outcome and cannot currently estimate the timing of the final resolution of this matter. The Company believes it has meritorious defenses and will vigorously contest this matter, and if the administrative courts of the FRD do not rule in the Company's favor, the Company intends to appeal its case to the Brazilian judicial courts. However, if management's views of the Company's position and the probable outcome of the assessment changes or the FRD’s initial position is sustained by Brazilian judicial courts, the amount accrued would adversely impact the Company’s financial condition and results of operations in the period in which any such determination or decision is made.
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
As required by Topic 715, the following tables summarize the components of net periodic benefit cost:
Defined Benefit Plans

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$934	$898	$2,873	$2,671
Interest cost	1,497	1,855	4,605	5,523
Expected return on plan assets	(1,356)	(1,392)	(4,169)	(4,142)
Amortization of prior service cost	7	4	10	11
Amortization of net loss	547	640	1,690	1,906
Net periodic benefit cost	$1,629	$2,005	$5,009	$5,969
6. Comprehensive Income (loss) and Accumulated Other Comprehensive Loss
Comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012 is as follows (net of taxes):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$2,104	$(3,657)	$711	$(8,952)
Foreign currency translation adjustments	7,462	2,571	(650)	(5,828)
Pension liability changes under Topic 715	(398)	(683)	2,217	(593)
Change in value of derivative instruments	14	(12)	387	(117)
Comprehensive income (loss)	$9,182	$(1,781)	$2,665	$(15,490)

The components of accumulated other comprehensive loss for the three months ended September 30, 2013 are as follows (net of taxes):

	Foreign Currency Translation Adjustment	Pension Liability Changes Under Topic 715	Change in Value of Derivative Instruments	Accumulated Other Comprehensive (Loss) Income
Balance at June 30, 2013	$(4,859)	$(41,887)	$(271)	$(47,017)
Other comprehensive income (loss) before reclassifications	7,462	(902)	—	6,560
Amounts reclassified from other comprehensive (loss) income
Amortization of actuarial losses	—	504	14	518
Amortization of interest expense	—	—	—	—
Net current period other comprehensive (loss) income	7,462	(398)	14	7,078
Balance at September 30, 2013	$2,603	$(42,285)	$(257)	$(39,939)

The components of accumulated other comprehensive loss for the nine months ended September 30, 2013 are as follows (net of taxes):

	Foreign Currency Translation Adjustment	Pension Liability Changes Under Topic 715	Change in Value of Derivative Instruments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2012	$3,253	$(44,502)	$(644)	$(41,893)
Other comprehensive (loss) income before reclassifications	(650)	685	14	49
Amounts reclassified from other comprehensive (loss) income
Amortization of actuarial losses	—	1,532	—	1,532
Amortization of interest expense	—	—	373	373
Net current period other comprehensive (loss) income	(650)	2,217	387	1,954
Balance at September 30, 2013	$2,603	$(42,285)	$(257)	$(39,939)

For the three and nine months ended September 30, 2013, the amortization of actuarial losses is included in cost of products sold and general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (loss).

7. Restructuring and Impairment Expense
During the nine months ended September 30, 2013, the Company recorded restructuring and impairment expenses of approximately $8,454. These included charges relating to the reduction of base costs via previously announced headcount reductions, the closure of two clothing facilities in Spain and Argentina and the closure of a roll cover facility in Charlotte, NC. During the nine months ended September 30, 2012, the Company recorded restructuring and impairment expenses of approximately $10,943. These charges were primarily related to the voluntary redundancy program in Argentina, the relocation of a rolls cover facility in France, the transfer of certain equipment from a downsized location and the termination of various sales agency arrangements in Europe.

The following table sets forth the significant components and activity under restructuring programs for the nine months ended September 30, 2013 and 2012:

	Balance at December 31, 2012	Charges (1)	Currency Effects	Cash Payments	Balance at September 30, 2013
Severance and other benefits	$15,577	$5,743	$(53)	$(11,028)	$10,239
Facility costs and other	335	2,302	103	(1,880)	860
Total	$15,912	$8,045	$50	$(12,908)	$11,099

	Balance at December 31, 2011	Charges (2)	Currency Effects	Cash Payments	Balance at September 30, 2012
Severance and other benefits	$800	$4,888	$9	$(2,405)	$3,292
Facility costs and other	452	4,455	(117)	(4,456)	334
Total	$1,252	$9,343	$(108)	$(6,861)	$3,626
(1) Amount excludes $409 impairment charges.
(2) Amount excludes $1,600 impairment charges.
Restructuring and impairment expense by segment, which is not included in Segment Earnings (Loss) in Note 8, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Clothing	$2,888	$2,572	$6,875	$7,338
Roll Covers	86	3,223	1,518	3,402
Corporate	60	45	61	203
Total	$3,034	$5,840	$8,454	$10,943

8. Business Segment Information
The Company is a global manufacturer and supplier of consumable products used primarily in the production of paper and is organized into two reportable segments: Clothing and Roll Covers. The Clothing segment represents the manufacture and sale of synthetic textile belts used to transport paper along the length of papermaking machines. The Roll Covers segment primarily represents the manufacture and refurbishment of covers used on the steel rolls of papermaking machines and the servicing of those rolls. The Company manages each of these operating segments separately.
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
Summarized financial information for the Company’s reportable segments is presented in the tables that follow for the three and nine months ended September 30, 2013 and 2012.

	Clothing	Roll Covers	Corporate	Total
Three Months Ended September 30, 2013:
Net Sales	$87,980	$47,062	$—	$135,042
Segment Earnings (Loss)	$20,109	$11,140	$(4,332)
Three Months Ended September 30, 2012:
Net Sales	$88,873	$45,358	$—	$134,231
Segment Earnings (Loss)	$17,429	$9,914	$(2,942)

Nine months ended September 30, 2013:
Net Sales	$267,331	$145,840	$—	$413,171
Segment Earnings (Loss)	$58,319	$35,802	$(11,162)
Nine months ended September 30, 2012:
Net Sales	$265,671	$139,302	$—	$404,973
Segment Earnings (Loss)	$48,051	$29,930	$(9,364)
Provided below is a reconciliation of Segment earnings income (loss) to income (loss) before provision for income taxes for the three and nine months ended September 30, 2013 and 2012, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Segment Earnings (loss):
Clothing	$20,109	$17,429	$58,319	$48,051
Roll Covers	11,140	9,914	35,802	29,930
Corporate	(4,332)	(2,942)	(11,162)	(9,364)
Stock-based compensation	(547)	(820)	(1,141)	(1,574)
Inventory write-off	—	—	(692)	—
Impairment expense	—	—	(667)
Legal fees related to term debt amendment	—	(30)	—	(115)
Non-recurring expenses related to CEO retirement	—	(1,600)	—	(3,096)
Interest expense, net	(9,378)	(9,777)	(31,697)	(28,494)
Depreciation and amortization	(8,791)	(9,897)	(27,419)	(30,242)
Loss on debt extinguishment	—	—	(3,123)	—
Restructuring expense	(3,034)	(5,840)	(8,454)	(10,943)
Income (loss) before provision for income taxes	$5,167	$(3,563)	$9,766	$(5,847)
9. Commitments and Contingencies
The Company is involved in various legal matters which have arisen in the ordinary course of business as a result of various immaterial labor claims, taxing authority reviews and other routine legal matters. As of September 30, 2013, the Company accrued an immaterial amount in its financial statements for these matters for which the Company believed the possibility of loss was probable and was able to estimate the damages. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its financial position, results of operations or cash flow. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of legal matters will not have a material adverse effect on the financial condition, liquidity or cash flow of the Company.
See Note 4 for a discussion of Xerium Brazil’s proceeding with the FRD.

10. Stock-Based Compensation and Stockholders’ Deficit
The Company records stock-based compensation expense in accordance with ASC Topic 718, Accounting for Stock Compensation and has used the straight-line attribution method to recognize expense for time-based restricted stock units ("RSUs") and deferred stock units ("DSUs"). The Company recorded stock-based compensation expense during the three and nine months ended September 30, 2013 and September 30, 2012 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
RSU, Options and DSU Awards (1)	$547	$820	$1,141	$1,574

(1)	Related to RSUs, Options and DSUs awarded to certain employees and non-employee directors.

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

On June 13, 2013, at the 2013 Annual Meeting of Stockholders of Xerium Technologies, Inc., the stockholders of the Company approved an amendment to the Company’s 2010 Equity Incentive Plan, which increased the aggregate number of shares of the Company’s common stock that may be delivered under or in satisfaction of awards under such plan from 913,525 to 1,663,525, increased the number of shares that may be subject to option and stock appreciation right grants and that may be granted as stock awards to any one participant in a calendar year from 150,000 to 500,000, and set a maximum cash award that may be granted to any one participant in a calendar year at $2,000. This amendment was approved by the Company’s Board of Directors on March 12, 2013.

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

Other Stock Compensation Plans

On August 15, 2012, in connection with the previously announced anticipated retirement of Stephen R. Light, the Board of Directors of the Company appointed Harold C. Bevis to the position of President and Chief Executive Officer, effective immediately, and Mr. Light notified the Company of his resignation, effective as of that date, as the Company's

Chairman, President and Chief Executive Officer. The Company granted Mr. Bevis a sign-on award of 204,208 restricted stock units and options to acquire 781,701 shares of the Company's Common Stock, par value $0.001 per share. Both the restricted stock units and the options will vest over a three year period, beginning on the second anniversary of the August 15, 2012 grant date. The options have a 10-year term and an exercise price of $4.00 per share, the August 15, 2012 closing price of the Company's common stock on the New York Stock Exchange. In addition, on August 15, 2012, the Company accelerated the vesting of Mr. Light's remaining 50,000 restricted stock units, issuing 27,900 shares of common stock, upon vesting, net of certain tax withholdings.
Directors’ Deferred Stock Unit Plan
Under the 2011 non-management directors stock plan ("2011 DSU Plan”), each director receives an annual retainer of $112, to be paid on a quarterly basis in arrears. Half of the annual retainer is payable in deferred stock units (“DSUs”), with the remaining half payable in cash. The non-management directors were awarded an aggregate of 7,247 DSUs under the 2011 DSU Plan for service during the quarter ended September 30, 2013. In addition, in accordance with the 2011 DSU Plan, 4,831 DSUs were settled in Common Stock during the quarter ended September 30, 2013.

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

Xerium Technologies, Inc.
Consolidating Balance Sheet—(Unaudited)
At September 30, 2013
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
ASSETS
Current assets:
Cash and cash equivalents	$13,614	$(9)	$35,177	$—	$48,782
Accounts receivable, net	—	23,969	69,016	—	92,985
Intercompany receivables	(104,241)	110,566	(6,325)	—	—
Inventories, net	—	16,729	65,459	(771)	81,417
Prepaid expenses	353	1,717	5,461	—	7,531
Other current assets	134	3,412	9,890	—	13,436
Total current assets	(90,140)	156,384	178,678	(771)	244,151
Property and equipment, net	4,778	58,553	229,626	—	292,957
Investments	685,672	268,312	—	(953,984)	—
Goodwill	—	17,737	48,323	—	66,060
Intangible assets	11,406	3,478	319	—	15,203
Other assets	4	—	8,531	—	8,535
Total assets	$611,720	$504,464	$465,477	$(954,755)	$626,906

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,181	$7,558	$22,559	$—	$31,298
Accrued expenses	14,110	8,416	51,665	—	74,191
Current notes payable	—	—	8,120		8,120
Current maturities of long-term debt	2,000	—	139	—	2,139
Total current liabilities	17,291	15,974	82,483	—	115,748
Long-term debt, net of current maturities	432,910	—	—	—	432,910
Deferred and long-term taxes	291	2,335	13,435	—	16,061
Pension, other post-retirement and post-employment obligations	21,643	1,154	58,455	—	81,252
Other long-term liabilities	88	—	6,216	—	6,304
Intercompany loans	225,604	(342,537)	116,933	—	—
Total stockholders’ (deficit) equity	(86,107)	827,538	187,955	(954,755)	(25,369)
Total liabilities and stockholders’ equity	$611,720	$504,464	$465,477	$(954,755)	$626,906

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

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive Income (Unaudited)
For the three months ended September 30, 2013
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$44,922	$102,702	$(12,582)	$135,042
Costs and expenses:
Cost of products sold	(421)	31,008	63,730	(12,661)	81,656
Selling	—	5,048	12,194	—	17,242
General and administrative	2,485	1,528	11,265	—	15,278
Research and development	—	1,874	508	—	2,382
Restructuring and impairment	60	37	2,937	—	3,034
	2,124	39,495	90,634	(12,661)	119,592
(Loss) income from operations	(2,124)	5,427	12,068	79	15,450
Interest (expense) income, net	(8,898)	1,408	(1,888)	—	(9,378)
Foreign exchange loss	(538)	(126)	(241)	—	(905)
Equity in subsidiaries income	13,992	6,139	—	(20,131)	—
Income (loss) before provision for income taxes	2,432	12,848	9,939	(20,052)	5,167
Provision for income taxes	(328)	(23)	(2,712)	—	(3,063)
Net income	$2,104	$12,825	$7,227	$(20,052)	$2,104
Comprehensive income	$2,563	$12,975	$13,696	$(20,052)	$9,182

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive (Loss) Income-(Unaudited)
For the three months ended September 30, 2012
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$45,119	$100,831	$(11,719)	$134,231
Costs and expenses:
Cost of products sold	(342)	31,821	65,442	(11,842)	85,079
Selling	—	5,393	13,153	—	18,546
General and administrative	3,489	1,725	10,436	—	15,650
Research and development	—	2,105	595	—	2,700
Restructuring and impairment	45	19	5,776	—	5,840
	3,192	41,063	95,402	(11,842)	127,815
(Loss) income from operations	(3,192)	4,056	5,429	123	6,416
Interest (expense) income, net	(6,973)	1,490	(4,294)	—	(9,777)
Foreign exchange loss	(193)	(3)	(6)	—	(202)
Equity in subsidiaries income (deficit)	5,093	(13,056)	—	7,963	—
Dividend income	1,656	18,904	—	(20,560)	—
(Loss) Income before provision for income taxes	(3,609)	11,391	1,129	(12,474)	(3,563)
Provision for income taxes	(48)	(35)	(11)	—	(94)
Net (loss) income	$(3,657)	$11,356	$1,118	$(12,474)	$(3,657)
Comprehensive (loss) income	$(3,598)	$11,464	$2,827	$(12,474)	$(1,781)

Xerium Technologies, Inc.
Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income -(Unaudited)
For the nine months ended September 30, 2013
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$138,303	$311,319	$(36,451)	$413,171
Costs and expenses:
Cost of products sold	(1,270)	94,341	196,087	(36,530)	252,628
Selling	—	15,239	38,110	—	53,349
General and administrative	6,766	4,072	34,580	—	45,418
Research and development	—	5,924	1,710	—	7,634
Restructuring and impairment	61	831	7,562	—	8,454
	5,557	120,407	278,049	(36,530)	367,483
(Loss) income from operations	(5,557)	17,896	33,270	79	45,688
Interest (expense) income, net	(23,715)	4,219	(12,201)	—	(31,697)
Foreign exchange loss	(442)	(130)	(530)	—	(1,102)
Equity in subsidiaries income	33,970	9,124	—	(43,094)	—
Loss on extinguishment of debt	(3,123)	—	—	—	(3,123)
Dividend income	—	1,555	—	(1,555)	—
Income (loss) before provision for income taxes	1,133	32,664	20,539	(44,570)	9,766
Provision for income taxes	(422)	45	(8,678)	—	(9,055)
Net income	$711	$32,709	$11,861	$(44,570)	$711
Comprehensive income	$(632)	$32,815	$15,052	$(44,570)	$2,665

Xerium Technologies, Inc.
Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income-(Unaudited)
For the nine months ended September 30, 2012
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$134,970	$305,628	$(35,625)	$404,973
Costs and expenses:
Cost of products sold	(1,150)	97,245	198,291	(35,990)	258,396
Selling	—	16,725	40,379	—	57,104
General and administrative	8,753	5,492	33,264	—	47,509
Research and development	—	6,258	2,273	—	8,531
Restructuring and impairment	203	182	10,558	—	10,943
	7,806	125,902	284,765	(35,990)	382,483
(Loss) income from operations	(7,806)	9,068	20,863	365	22,490
Interest (expense) income, net	(21,419)	5,035	(12,110)	—	(28,494)
Foreign exchange loss	(501)	(7)	665	—	157
Equity in subsidiaries income	19,221	(10,668)	—	(8,553)	—
Dividend income	1,656	18,904	—	(20,560)	—
(Loss) income before provision for income taxes	(8,849)	22,332	9,418	(28,748)	(5,847)
Provision for income taxes	(103)	(108)	(2,894)	—	(3,105)
Net (loss) income	$(8,952)	$22,224	$6,524	$(28,748)	$(8,952)
Comprehensive income	$(8,261)	$22,860	$(1,341)	$(28,748)	$(15,490)

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows-(Unaudited)
For the nine months ended September 30, 2013
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net income	$711	$32,709	$11,861	$(44,570)	$711
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	1,120	—	21	—	1,141
Depreciation	94	5,599	20,358	—	26,051
Amortization of intangibles	—	1,298	70	—	1,368
Deferred financing cost amortization	(1,466)	—	3,759	—	2,293
Foreign exchange loss on revaluation of debt	(410)	(45)	2,081	—	1,626
Deferred taxes	291	—	1,048	—	1,339
Asset impairment	17	341	720		1,078
Loss on disposition of property and equipment	132	17	5	—	154
Loss on extinguishment of debt	3,123				3,123
Provision for doubtful accounts	—	155	388	—	543
Undistributed equity in earnings of subsidiaries	(33,970)	(9,124)	—	43,094	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	25	(3,151)	(7,473)	—	(10,599)
Inventories	—	(1,057)	(4,059)	(79)	(5,195)
Prepaid expenses	(194)	(23)	1,931	—	1,714
Other current assets	(151)	47	(922)	—	(1,026)
Accounts payable and accrued expenses	8,667	55	(2,841)	1,555	7,436
Deferred and other long-term liabilities	93	153	(1,572)	—	(1,326)
Intercompany loans	1,834	(2,635)	801	—	—
Net cash (used in) provided by operating activities	(20,084)	24,339	26,176	—	30,431
Investing activities
Capital expenditures, gross	(4,274)	(2,166)	(9,122)	—	(15,562)
Intercompany property and equipment transfers, net	3	88	(91)		—
Proceeds from disposals of property and equipment	—	4	2,231	—	2,235
Net cash used in investing activities	(4,271)	(2,074)	(6,982)	—	(13,327)
Financing activities					—
Proceeds from borrowings	199,000				199,000
Principal payments on debt	(105,057)	—	(93,791)	—	(198,848)
Payment of deferred financing fees	(3,030)				(3,030)
Intercompany loans	(59,415)	(22,310)	81,725	—	—
Net cash provided by (used in) financing activities	31,498	(22,310)	(12,066)	—	(2,878)
Effect of exchange rate changes on cash flows	—	—	(221)	—	(221)
Net increase (decrease) in cash	7,143	(45)	6,907	—	14,005
Cash and cash equivalents at beginning of period	6,471	36	28,270	—	34,777
Cash and cash equivalents at end of period	$13,614	$(9)	$35,177	$—	$48,782

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows-(Unaudited)
For the nine months ended September 30, 2012
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net (loss) income	$(8,952)	$22,224	$6,524	$(28,748)	$(8,952)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation	1,574	—	—	—	1,574
Depreciation	135	5,932	22,446	—	28,513
Amortization of intangibles	—	1,659	70	—	1,729
Deferred financing cost amortization	1,885	—	822	—	2,707
Foreign exchange loss on revaluation of debt	—	—	879	—	879
Deferred taxes	—	—	(383)	—	(383)
Asset impairment	—	—	1,600	—	1,600
Gain on disposition of property and equipment	—	24	(680)	—	(656)
Intercompany dividend	(1,656)	(18,904)	—	20,560	—
Provision for doubtful accounts	—	(150)	613	—	463
Undistributed equity in (earnings) loss of subsidiaries	(19,221)	10,668	—	8,553	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	8	852	2,094	—	2,954
Inventories	—	3,107	(404)	(365)	2,338
Prepaid expenses	122	(671)	(3,472)	—	(4,021)
Other current assets	—	1,799	(414)	—	1,385
Accounts payable and accrued expenses	4,781	(2,106)	(730)	—	1,945
Deferred and other long-term liabilities	244	(622)	(780)	—	(1,158)
Intercompany loans	1,891	(394)	(1,497)	—	—
Net cash (used in) provided by operating activities	(19,189)	23,418	26,688	—	30,917
Investing activities
Capital expenditures, gross	(22)	(1,895)	(11,305)	—	(13,222)
Intercompany property and equipment transfers, net	344	(317)	(27)	—	—
Proceeds from disposals of property and equipment	—	298	1,080	—	1,378
Net cash provided by (used in) investing activities	322	(1,914)	(10,252)	—	(11,844)
Financing activities
Increase in notes payable	—	—	7,365	—	7,365
Principal payments on debt	(13,846)	—	(14,119)	—	(27,965)
Payment of deferred financing fees	(1,047)	—	(735)	—	(1,782)
Dividends paid	1,656	—	(1,656)	—	—
Intercompany loans	31,091	(21,778)	(9,313)	—	—
Net cash provided by (used in) financing activities	17,854	(21,778)	(18,458)	—	(22,382)
Effect of exchange rate changes on cash flows	—	2	(682)	—	(680)
Net decrease in cash	(1,013)	(272)	(2,704)	—	(3,989)
Cash and cash equivalents at beginning of period	11,548	280	31,738	—	43,566
Cash and cash equivalents at end of period	$10,535	$8	$29,034	$—	$39,577

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•
our strategy to lower our costs in response to market changes in the paper industry by reorganizing and restructuring our operations will require us to incur significantly higher costs and may not provide the cost reductions and results we anticipate;

•	we are subject to execution risk related to the startup of our proposed new facility in China;

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

Other factors that could materially affect our actual results, levels of activity, performance or achievements can be found in our “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 11, 2013, our Quarterly Report for the quarter ended March 31, 2013 on Form 10-Q filed with the SEC on May 7, 2013, our Quarterly Report for the quarter ended June 30, 2013 on Form 10-Q filed with the SEC on August 1, 2013 and this Quarterly Report on Form 10-Q. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we project. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise, except as required by law.
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
We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed in a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is custom engineered to fit each individual paper-making machine and process. For the nine months ended September 30, 2013, our clothing segment represented 65% of our net sales.
Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by the paper producer. Roll covers are tailored to individual paper-making machines and processes, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and we manufacture new and rebuilt spreader rolls. We also provide various related products and services to our customers, both directly and through third party providers, as a growing part of our overall product offering through our roll covers sales channels. For the nine months ended September 30, 2013, our roll cover segment represented 35% of our net sales.
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

Beginning about the same time the paper industry began to address the structural balance between the supply and demand for paper, the widespread adoption of e-commerce and digitalization of traditionally printed material has resulted in a prolonged decline in newsprint and printing and writing grades of paper. This longer term decline has been partially offset by increases in the production of packaging grades, both as a consequence of globalization of manufacturing and as a result of the increase of tissue/personal care products which have increased as global GDP has risen, particularly in the developing world. In 2010 and 2011, global paper and board production began to recover from the economic recession and show growth, particularly in developing countries. As international shipments of manufactured goods increased, containerboard production recovered particularly strongly, contributing over 50% of the total global improvement. The paper and board production recovery, however, stalled in the second half of 2011 and remained weak throughout 2012, particularly in Europe and South America. For the full year of 2013, we still expect that global paper and board manufacturers' operating rates will remain near their 2012 levels, while industry forecasters predict the growth of global paper production from 2013 to 2015 to be between approximately 2% and 4% per annum. Generally, and over time, we expect growth in paper production to be greater in Asia-Pacific, South America and Eastern Europe than in the more mature North American and Western European regions, where demand may decline.

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
Net Sales and Expenses
Net sales in both our clothing and roll covers segments are primarily driven by the following factors:
•The volume (tonnage) of worldwide paper production;
•Our ability to introduce new products that our customers value and will pay for;

•	Advances in technology of our products, which can provide value to our customers by improving the efficiency of paper-making machines and reduce their manufacturing costs;
•Growth in developing markets, particular in Asia;
•The mix of paper grades being produced;
•Our ability to enter and expand our business in non-paper products; and
•The impact of currency fluctuations.

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
The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $2.4 million and $2.7 million for the three months ended September 30, 2013 and 2012, respectively.

Foreign Exchange
We have a geographically diverse customer base. In the nine months ended September 30, 2013 we generated approximately 38% of our net sales in North America, 32% in Europe, 8% in South America, 20% in Asia-Pacific and 2% in the rest of the world.

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
Currency fluctuations have a greater effect on the level of our net sales than on the level of our income (loss) from operations. For example, in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, the change in the value of the U.S. Dollar against most of the currencies we conduct our business in resulted in net currency decreases in net sales of $0.9 million, yet income from operations currency effects increased by $2.8 million.
During the nine months ended September 30, 2013, we conducted business in nine foreign currencies. The following table provides the average exchange rate for the nine months ended September 30, 2013 and the nine months ended September 30, 2012 of the U.S. Dollar against each of the four foreign currencies in which we conduct the largest portion of our operations.

Currency	Average exchange rate of the U.S. Dollar in the nine months ended September 30, 2013	Average exchange rate of the U.S. Dollar in the nine months ended September 30, 2012
Euro	$1.32 = 1 Euro	$1.28 = 1 Euro
Brazilian Real	$0.47 = 1 Brazilian Real	$0.52 = 1 Brazilian Real
Canadian Dollar	$0.98 = 1 Canadian Dollar	$1.00 = 1 Canadian Dollar
Australian Dollar	$0.98 = 1 Australian Dollar	$1.04 = 1 Australian Dollar
In the nine months ended September 30, 2013, we conducted approximately 36% of our operations in Euros, approximately 11% in the Australian Dollar, approximately 7% in the Brazilian Real (although a significant portion of Brazil net sales are in U.S. Dollars) and approximately 5% in the Canadian Dollar.
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

Domestic and Foreign Operating Results:
The following is an analysis of our domestic and foreign operations during the three and nine months ended September 30, 2013 and September 30, 2012 and a discussion of the results of operations during those periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Domestic income from operations	$3,303	$864	$12,339	$1,262
Foreign income from operations	12,147	5,552	33,349	21,228
Total income from operations	$15,450	$6,416	$45,688	$22,490

During the three and nine months ended September 30, 2013, domestic income from operations was lower than foreign income from operations primarily due to product mix, market differences and various unallocated corporate expenses. Excess cash generated from operations will typically remain permanently reinvested in most foreign subsidiaries. If cash does not remain permanently reinvested, income tax would need to be recorded. However, there are no legal restrictions or material adverse consequence for repatriating the excess cash to the domestic subsidiaries to assist in debt repayment, capital expenditures and other expenses of our operations.

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

During the nine months ended September 30, 2013, we recorded restructuring expenses of approximately $8.5 million. These included charges relating to the reduction of base costs via previously announced headcount reductions, the closure of two clothing facilities in Spain and Argentina and the closure of a roll cover facility in Charlotte, NC. During the nine months ended September 30, 2012, we recorded restructuring expenses of approximately $10.9 million, primarily related to the voluntary redundancy program in Argentina, the relocation of a rolls cover facility in France, the transfer of certain equipment from a downsized location and the termination of various sales agency arrangements in Europe.

Results of Operations

The table that follows sets forth for the periods presented certain consolidated operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Net Sales	$135,042	$134,231	$413,171	$404,973
Costs and expenses:
Cost of products sold	81,656	85,079	252,628	258,396
Selling	17,242	18,546	53,349	57,104
General and administrative	15,278	15,650	45,418	47,509
Research and development	2,382	2,700	7,634	8,531
Restructuring	3,034	5,840	8,454	10,943
	119,592	127,815	367,483	382,483
Income from operations	15,450	6,416	45,688	22,490
Interest expense, net	(9,378)	(9,777)	(31,697)	(28,494)
Loss on extinguishment of debt	—	—	(3,123)	—
Foreign exchange (loss) gain	(905)	(202)	(1,102)	157
Income (loss) before provision for income taxes	5,167	(3,563)	9,766	(5,847)
Provision for income taxes	(3,063)	(94)	(9,055)	(3,105)
Net income (loss)	$2,104	$(3,657)	$711	$(8,952)
Comprehensive income (loss)	$9,182	$(1,781)	$2,665	$(15,490)
Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012
Net Sales. Net sales for the three months ended September 30, 2013 increased by $0.8 million, or 0.6%, to $135.0 million from $134.2 million for the three months ended September 30, 2012. For the three months ended September 30, 2013, approximately 65% of our net sales were in our clothing segment and approximately 35% were in our roll covers segment.

In our clothing segment, net sales for the three months ended September 30, 2013 decreased by $0.9 million, or 1.0%, to $88.0 million from $88.9 million for the three months ended September 30, 2012, primarily due to decreased sales volume of $0.8 million in South America, $0.5 million in North America and $0.5 million in Europe, partially offset by a increase in sales volume of $1.0 million in Asia Pacific.
In our roll covers segment, net sales for the three months ended September 30, 2013 increased by $1.7 million or 3.7%, to $47.1 million from $45.4 million for the three months ended September 30, 2012. The increase was primarily due to increased sales volume of $1.5 million in North America and $0.2 million in Europe and favorable currency effects of $0.7 million, partially offset by decreases in sales volume of $0.6 million in Asia Pacific and $0.2 million in South America.
Cost of Products Sold. Cost of products sold for the three months ended September 30, 2013 decreased by $3.4 million, or 4.0% to $81.7 million from $85.1 million for the three months ended September 30, 2012.
In our clothing segment, cost of products sold decreased $3.4 million in the current quarter compared to the third quarter of 2012 as a result of lower cost of products sold as a percentage of sales. Cost of products sold, as a percentage of net sales decreased by 3.2% to 59.9% in the three months ended September 30, 2013 from 63.1% in the three months ended September 30, 2012. This decrease was primarily due to reduced costs as a result of restructuring savings and operational efficiencies, partially offset by unfavorable regional and product sales mix.
In our roll covers segment, cost of products sold increased $0.1 million in the current quarter compared to the third quarter of 2012. However, cost of products sold, as a percentage of net sales decreased by 2.1% to 62.5% for the three months ended June 30, 2013 from 64.6% for the three months ended June 30, 2012. This decrease was primarily due to restructuring savings and operational efficiencies and favorable factory overhead absorption.
Selling Expenses. For the three months ended September 30, 2013, selling expenses decreased by $1.3 million, or 7.0% to $17.2 million from $18.5 million for the three months ended September 30, 2012, primarily as a result of restructuring savings.

General and Administrative Expenses. For the three months ended September 30, 2013, general and administrative expenses decreased by $0.4 million, or 2.5% to $15.3 million from $15.7 million for the three months ended September 30, 2012, primarily as a result of our cost reduction activities, a decrease of $1.6 million due to charges recorded in 2012 related to CEO transition costs, partially offset by an increase of $1.3 million in management incentive expense in 2013, $0.6 million in professional fees and $0.3 million of China press felt plant startup costs.
Restructuring Expenses. For the three months ended September 30, 2013, we incurred restructuring expenses of $3.0 million . These included charges relating to the reduction of base costs via previously announced headcount reductions and the closure of a clothing facility in Spain. In 2012, we incurred restructuring expenses of $5.8 million, primarily related to the voluntary redundancy program in Argentina and the relocation of a rolls cover facility in France. See Note 7 to the Consolidated Financial Statements for further discussion on these restructuring activities.
Interest Expense, Net. Net interest expense for the three months ended June 30, 2013 decreased by $0.4 million or 4.1%, to $9.4 million from $9.8 million for the three months ended September 30, 2012. The decrease was primarily due to lower average debt balances during the third quarter of 2013 versus the third quarter of 2012.
Provision for Income Taxes. For the three months ended September 30, 2013 and September 30, 2012, the provision for income taxes was $3.1 million and $0.1 million. The increase in income tax expense was primarily attributable to increased earnings and the geographic mix of earnings in the third quarter of 2013 as compared to the third quarter of 2012. Our provision for income taxes is primarily impacted by income we earn in tax paying jurisdictions relative to income we earn in non-tax paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 25% to 39%. However, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. We generate losses in certain jurisdictions for which we receive no tax benefit as the deferred tax assets in these jurisdictions (including net operating losses) are fully reserved in our valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States, the United Kingdom and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings.
Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012
Net Sales. Net sales for the nine months ended September 30, 2013 increased by $8.2 million, or 2.0%, to $413.2 million from $405.0 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, approximately 65% of our net sales were in our clothing segment and approximately 35% were in our roll covers segment.

In our clothing segment, net sales for the nine months ended September 30, 2013 increased by $1.6 million, or 0.6%, to $267.3 million from $265.7 million for the nine months ended September 30, 2012, primarily due to increased sales volume of $4.4 million in Asia Pacific, $1.5 million in North America and $0.6 million in Europe, partially offset by unfavorable currency effects of $1.8 million and a decrease in sales volume of $3.0 million in South America.
In our roll covers segment, net sales for the nine months ended September 30, 2013 increased by $6.5 million or 4.7%, to $145.8 million from $139.3 million for the nine months ended September 30, 2012. The increase was primarily due to increased sales volume of $3.3 million in North America, $2.2 million in Europe and $0.4 million in South America and favorable currency effects of $0.9 million.
Cost of Products Sold. Cost of products sold for the nine months ended September 30, 2013 decreased by $5.8 million, or 2.2%, to $252.6 million from $258.4 million for the nine months ended September 30, 2012.
In our clothing segment, cost of products sold decreased $4.6 million or 2.8% in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 as a result of lower cost of products sold as a percentage of sales. Cost of products sold, as a percentage of net sales decreased by 2.1% to 61.1% in the nine months ended September 30, 2013 from 63.2% in the nine months ended September 30, 2012. This decrease was primarily due to reduced costs as a result of restructuring savings and operational efficiencies, partially offset by unfavorable regional and product mix.
In our roll covers segment, cost of products sold decreased $1.0 million or 1.1% in the nine months ended June 30, 2013 compared to the nine months ended September 30, 2012 as a result of lower cost of products sold as a percentage of sales. Cost of products sold, as a percentage of net sales decreased by 3.5% to 62.1% in the nine months ended September 30, 2013 from 65.6% in the nine months ended September 30, 2012. This decrease was due to restructuring savings, operational efficiencies and favorable factory overhead absorption.
Selling Expenses. For the nine months ended September 30, 2013, selling expenses decreased by $3.8 million, or 6.7% to $53.3 million from $57.1 million for the nine months ended September 30, 2012 primarily as a result of restructuring savings.

General and Administrative Expenses. For the nine months ended September 30, 2013, general and administrative expenses decreased by $2.1 million, or 4.4% to $45.4 million from $47.5 million for the nine months ended September 30, 2012. This decrease is largely comprised of our cost reduction activities, a decrease of $3.1 million due to charges recorded in 2012 related to CEO transition costs, a gain of $0.7 million related to insurance recovery from a plant fire and favorable currency effects of $0.6 million. These decreases were partially offset by an increase of $4.4 million in management incentive costs, the reversal of $1.0 million related to a favorable tax contingency settlement in 2012 and an impairment charge of $0.7 million related to an idle facility sold in the third quarter of 2013.
Restructuring Expenses. For the nine months ended September 30, 2013, we incurred restructuring expenses of $8.5 million. These included charges relating to the reduction of base costs via previously announced headcount reductions, the closure of two clothing facilities in Spain and Argentina and the closure of a roll cover facility in Charlotte, NC. During the nine months ended September 30, 2012, we recorded restructuring expenses of approximately $10.9 million, primarily related to the voluntary redundancy program in Argentina, the relocation of a rolls cover facility in France, the transfer of certain equipment from a downsized location and the termination of various sales agency arrangements in Europe. See Note 7 to the Consolidated Financial Statements for further discussion on these restructuring activities.
Interest Expense, Net. Net interest expense for the nine months ended September 30, 2013 increased by $3.2 million or 11.2%, to $31.7 million from $28.5 million for the nine months ended September 30, 2012. The increase was primarily due to the $3.7 million in financing fees paid in connection with our May 2013 debt refinancing that were charged to interest expense.
Loss on Extinguishment of Debt. The loss on extinguishment of debt of $3.1 million in the nine months ended September 30, 2013 represents the write-off of deferred financing costs resulting from our previous credit facility. (See Note 3 of the Consolidated Financial Statements and "Liquidity and Capital Resources-Credit Facility and Notes" for further discussion on the refinancing.)
Provision for Income Taxes. For the nine months ended September 30, 2013 and September 30, 2012, the provision for income taxes was $9.1 million and $3.1 million respectively. The increase in income tax expense was primarily attributable to increased earnings and the geographic mix of earnings in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. Our provision for income taxes is primarily impacted by income we earn in tax paying jurisdictions relative to income we earn in non-tax paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 25% to 39%. However, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. We generate losses in certain jurisdictions for which we receive no tax benefit as the deferred tax assets in these jurisdictions (including net operating losses) are fully reserved in our valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States, the United Kingdom and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings.

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
Net cash provided by operating activities was $30.4 million for the nine months ended September 30, 2013 and $30.9 million for the nine months ended September 30, 2012. The $0.5 million decrease was due to increased in working capital, partially offset by an increase in cash earnings.
Net cash used in investing activities was $13.3 million for the nine months ended September 30, 2013 and $11.8 million for the nine months ended September 30, 2012. The increase of $1.5 million was primarily due to the increase in capital expenditures of $2.3 million, partially an increase of $0.9 million in proceeds from disposals of property and equipment.
Net cash used in financing activities was $2.9 million and $22.4 million for the nine months ended September 30, 2013 and September 30, 2012, respectively. The decrease of $19.5 million was primarily the result of the decrease of $20.7 million in net principal payments made on debt in 2013, partially offset by an increase of $1.2 million in financing fees paid in 2013.
As of September 30, 2013, the outstanding balance of our term debt under our New Term Credit Facility and Notes was $435.0 million In addition, as of September 30, 2013, we had no outstanding borrowings under our current ABL Facility and had an aggregate of $22.2 million available for additional borrowing. The borrowing availability represents the borrowing base under the ABL Facility less commitments on outstanding letters of credit. Additionally, at September 30, 2013, we had $5.2 million available for borrowings from other credit facilities.
We expect to incur expense of approximately $4.6 million related to the continuation of our restructuring initiatives in the fourth quarter of 2013. We have incurred $8.5 million in the nine months ended September 30, 2013. Actual restructuring costs for 2013 may substantially differ from estimates at this time, depending on the timing of the restructuring activities and the required actions to complete them.

Capital Expenditures
For the nine months ended September 30, 2013 and 2012, we had capital expenditures of $15.6 million and $13.2 million. We are currently targeting capital expenditures for 2013 to exceed our earlier estimate of $33.0 million by $5.0 to $10.0 million due to the acceleration of certain capital projects. We analyze our planned capital expenditures based on investment opportunities available to us and our financial and operating performance, and accordingly, actual capital expenditures may be more or less than this amount. We intend to use existing cash and cash from op0erations to fund our capital expenditures.
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
We are in compliance with all covenants under the Notes and New Credit Facility at September 30, 2013.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$2,104	$(3,657)	711	$(8,952)
Stock-based compensation	547	820	1,141	1,574
Depreciation	8,384	9,321	26,051	28,513
Amortization of intangibles	407	576	1,368	1,729
Deferred financing cost amortization	675	971	2,293	2,707
Foreign exchange loss on revaluation of debt	(1,296)	344	1,626	879
Deferred taxes	591	(22)	1,339	(383)
Asset impairment	—	1,600	1,078	1,600
Gain (loss) on disposition of property and equipment	161	(40)	154	(656)
Loss on extinguishment of debt	—	—	3,123	—
Net change in operating assets and liabilities	4,986	7,053	(8,453)	3,906
Net cash provided by operating activities	16,559	16,966	30,431	30,917
Interest expense, excluding amortization	8,703	8,806	29,404	25,787
Net change in operating assets and liabilities	(4,986)	(7,053)	8,453	(3,906)
Current portion of income tax expense	2,472	116	7,716	3,488
Stock-based compensation	(547)	(820)	(1,141)	(1,574)
Foreign exchange loss on revaluation of debt	1,296	(344)	(1,626)	(879)
Asset impairment	—	(1,600)	(1,078)	(1,600)
(Loss) gain on disposition of property and equipment	(161)	40	(154)	656
Loss on extinguishment of debt	—	—	(3,123)	—
EBITDA	23,336	16,111	68,882	52,889
Loss on extinguishment of debt	—	—	3,123	—
Stock-based compensation	547	820	1,141	1,574
Operational restructuring expenses	3,034	5,840	8,454	10,943
Inventory write off	—	—	692	—
Non-restructuring impairment expense	1	—	667	—
Legal fees related to term debt amendment	—	30	—	115
Non-recurring CEO retirement expenses	—	1,600	—	3,096
China plant startup costs	296	—	296	—
Adjusted EBITDA	$27,214	$24,401	$83,255	$68,617

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our foreign currency exposure and interest rate risks as of September 30, 2013 have not materially changed from December 31, 2012 (see Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012). As of September 30, 2013, we had outstanding long-term debt with a carrying amount of $435.0 million with an approximate fair value of $447.1 million.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, as of September 30, 2013 under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as set forth above.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The risks described in our Annual Report on Form 10-K for the year ended December 31, 2012 have not materially changed.

ITEM 6.    EXHIBITS
See the exhibit index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XERIUM TECHNOLOGIES, INC.
(Registrant)

November 6, 2013	By:	/s/Clifford E. Pietrafitta
Clifford E. Pietrafitta
Executive Vice President and CFO
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

10.1	Employment Agreement of William Butterfield
31.1	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document