Form 10-K
period 2013-12-31
XERIUM TECHNOLOGIES INC
filed 2014-03-04
CIK 1287151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes     No  X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes      No  X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  X    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  X    No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer		Accelerated filer	X
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes     No  X
The aggregate market value of the voting common stock held by non-affiliates of the registrant on June 28, 2013, the last business day in the second fiscal quarter, was approximately $111,661,814. There were 15,383,903 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 27, 2014.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  X    No
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the 2014 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A, is incorporated by reference in Part III to the extent described therein.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by that Act. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Undue reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance, or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include the following items:

•
our strategy to lower our costs in response to market changes in the paper industry by reorganizing and restructuring our operations will require us to incur significantly higher costs in the short-term and may not provide the cost reductions and results we anticipate;

•	we are subject to execution risk related to the startup of our proposed new facility in China;

•	we are subject to the risk of a weaker global economy that influences the paper industry as well as local economic conditions in the areas around the world where we conduct business;

•
structural shifts in the demand for paper, for instance the shift away from newsprint, printing and writing paper in favor of digital media, may adversely impact our customers' demands for our products and services and consequently our financial results;

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
General
We are a leading global manufacturer and supplier of two types of consumable products used primarily in the production of paper—machine clothing and roll covers. We market our products through the following industry-recognized brands:

Brand	Product Category	Geographic Region
Huyck Wangner	Machine Clothing	Worldwide other than North America
Weavexx	Machine Clothing	North America
Stowe Woodward	Roll Covers & Spreader Rolls	Worldwide
Mount Hope	Spreader Rolls	Worldwide
Robec	Spreader Rolls	Europe
Xibe	Roll Covers	China
We have an extensive global footprint of 28 manufacturing facilities in 12 countries, strategically located in the major paper-producing regions of North America, Europe, South America and Asia-Pacific, and have approximately 3,200 employees worldwide. We market our products, primarily using our direct sales force, to the paper industry’s leading producers. In 2013, we generated net sales of $546.9 million.
Company Overview
Our machine clothing and roll cover products are primarily installed on pulp and paper-making machines and play key roles in the process by which raw materials are converted into finished paper. A fundamental characteristic of our products is that they are consumed in the paper production process and must be regularly replaced. This positions us to make recurring sales to our customers, and accordingly, the number of paper machines in operation throughout the world and the amount of paper, pulp and board produced globally each year are primary drivers of the demand for our products. In addition, our products are also installed in other industrial applications such as nonwoven and fiber cement machines.
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
Our machine clothing products are highly engineered synthetic textile belts that transport and filter paper as it is processed in a paper-making machine. Machine clothing plays a significant role in the forming, pressing and drying stages of paper production. Our machine clothing segment represented 64% of our net sales for the year ended December 31, 2013, and 66% for the years ended December 31, 2012 and 2011.
Roll cover products cover the rolls on a paper-making machine, which are the large steel cylinders over which machine clothing is mounted and between which the paper travels as it is processed. Our roll covers provide a surface with the mechanical properties necessary to process the paper in a cost-effective manner that delivers the sheet qualities desired by the paper producer. We currently use several hundred chemical compounds in our roll cover manufacturing process. Our roll cover segment represented 36% of our net sales for the year ended December 31, 2013, and 34% for the years ended December 31, 2012 and 2011.
Our products are in constant contact with the paper during the manufacturing process. As a result, our products have a significant effect on paper quality and the ability of a paper producer to differentiate its products, two factors which are increasingly important to paper producers. In addition, while machine clothing and roll covers represent only approximately 3%, on average, of a paper producer’s production costs, they can help a paper producer improve productivity and reduce overall costs. Our machine clothing and roll covers facilitate the paper producers' use of less expensive raw materials (including recycled fiber), their ability to run paper-making machines faster and with fewer interruptions, and their ability to decrease the amount of energy required in the expensive drying portion of the paper-making process. We have found that, in certain cases, our products and services provide paper producers with cost savings that substantially offset the costs of such products and services.
We estimate that there are approximately 7,000 paper-making machines worldwide, all of which require a regular supply of machine clothing and roll covers. Machine clothing and roll covers must be replaced regularly to sustain high quality paper output and operate efficiently. Roll covers also require regular refurbishment, a service that we provide to our customers. Paper producers typically replace machine clothing several times per year, replace roll covers every two to five years and refurbish roll covers several times between each replacement.
We have a reputation for technological innovation in the paper-making industry. In our machine clothing segment, in recent years we have focused our research and development efforts on higher value-added, technologically advanced products, such as forming fabrics and press felts, which offer paper producers greater potential for differentiating their products through quality improvements and increasing their operating efficiency. We pioneered a number of technologies that have become industry standards, including in our machine clothing business, synthetic forming fabrics (which replaced bronze wire technology), double-layer forming fabrics, laminated press felts and, most recently, triple-layer forming fabrics.
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
Our portfolio of patented and proprietary product and manufacturing technologies differentiates our product offerings from others in the market and allows us to deliver high value products and services to our customers. As of December 31, 2013, we had approximately 365 issued patents and over 110 pending patent applications. Our patents and patent applications cover approximately 65 different inventions. We currently license certain of our patents and technologies to some of our competitors, which we believe helps further demonstrate our technological leadership in the industry. We believe that the technological sophistication of our products and the capital-intensive nature of our business present significant challenges to any potential new competitors in our field.
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
In the first half of 2011, global paper and board production continued the recovery that began in 2010, particularly in developing countries. As international shipments of manufactured goods increased, containerboard production recovered particularly strongly, contributing over 50% of the total global improvement. The paper and board production recovery stalled beginning in the second half of 2011 and remained flat throughout 2012 and 2013, particularly in Europe and South America.

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

•
Accelerate growth activities in non paper markets - Our machine clothing and roll cover products are used in the production process of other industries and provide us with growth opportunities outside of the paper industry. We are committed to evaluating and addressing these market opportunities. We believe we can grow the non paper portion of our business to improve our overall profitability.

•
Develop a strong management team to drive execution of strategy and improved performance - We are committed to the retention and development of our management team and the addition of functional leadership where necessary to enable us to develop and execute strategies necessary to improve the performance of the business.

Products
We operate through two principal business segments, machine clothing and roll covers. Our machine clothing segment products include various types of industrial textiles used on paper-making machines and other industrial applications. Through our roll covers segment, we manufacture various types of roll covers, refurbish previously installed roll covers, provide mechanical services for the internal mechanisms of rolls used on paper-making machines and manufacture spreader rolls. For additional financial information about our machine clothing and roll covers segments, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 "Business Segment Information" to the accompanying audited consolidated financial statements.
Machine Clothing Products
Our machine clothing segment products are large, highly engineered synthetic textile belts that transport paper as it is processed in a paper-making machine from paper stock into finished paper. Machine clothing products must be tailored to each machine because all paper-making machines have different physical configurations and operating parameters. Machine clothing generally ranges in size from approximately 7 feet to over 30 feet wide and 24 feet to more than 460 feet long and operates on paper-making machines that run at speeds up to 7,500 feet per minute.
We manufacture three general types of machine clothing products used on paper-making machines—forming fabrics, press felts and dryer fabrics—each of which is located in a different section of a paper machine. Forming fabrics and press felts are typically replaced several times a year, but replacement frequency varies significantly by the grade of paper being produced, the manner in which the paper-making machine is operated and the quality of raw materials used in the paper stock. Dryer fabrics are replaced less frequently, with replacement typically taking place approximately once per year.
Forming fabrics. Forming fabrics are used at the beginning of paper-making machines, where highly diluted paper stock is deposited on the forming fabric while the fabric is traveling at a very high speed. Forming fabrics allow water to drain from the paper stock, creating an initial wet sheet. Forming fabrics must be sufficiently porous to allow water to drain evenly and quickly, yet tight enough to retain and align the fiber and other materials that form the sheet of paper. They must also be strong enough to withstand high mechanical stresses. Forming fabrics are custom-manufactured in single, double, and triple layer designs in a variety of meshes to suit particular machines and paper grades. Customers are increasingly demanding the higher-priced triple layer designs that remove more moisture and produce higher quality paper. In 2013, forming fabrics accounted for approximately 38% of net sales in our machine clothing segment.
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
Press felts differ from forming fabrics and dryer fabrics due to the addition of several layers of staple fiber that are needled into the fabric base. The staple fiber provides a smooth surface to meet the wet sheet of paper and creates a wicking effect to remove water from the paper sheet as it is pressed under high pressure between press rolls. Press felts are manufactured in a variety of designs, including lightweight single layer felts, multi-layer laminated endless felts and seamed felts that allow for reduced installation times. In 2013, press felts accounted for approximately 44% of net sales in our machine clothing segment.
Dryer fabrics. Dryer fabrics are used to transport the paper sheet through the drying section of paper-making machines, where high temperatures from large, steam-heated dryer cylinders evaporate the remaining moisture from the paper sheet. Dryer fabrics, which are less technically advanced than forming fabrics or press felts, are woven from heat-resistant yarns with a coarser mesh than forming fabrics. In 2013, dryer fabrics accounted for approximately 5% of net sales in our machine clothing segment.
Industrials and Other. We manufacture other fabrics used in other industrial applications, such as pulp, non-woven textiles, fiber cement, tannery sludge dewatering and textiles manufacturing. In 2013, net sales for such industrial applications accounted for 12% of net sales in our machine clothing segment. We also manufacture auto-joining equipment used in machine clothing production. Net sales of auto-joining equipment accounted for less than 1% of net sales in our clothing segment in 2013.
New Machine Clothing Products. In recent years, we have focused our research and development efforts on higher value-added, technologically advanced products, such as forming fabrics and press felts, which offer paper producers the greatest potential for differentiating their products through quality improvements and for increasing their operating efficiency. Our research and development efforts have resulted in several innovative new forming fabric and press felt products, including a number of high performance products, such as triple layer forming fabrics, for use on high performance paper-making machines.
Roll Covers and Services
In our roll covers segment, the majority of our sales are generated through the replacement and refurbishment of roll covers and spreader rolls, the manufacturing of new spreader rolls and general mechanical maintenance and repair services for the internal mechanisms of rolls.
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
Roll covers accounted for approximately 56% of our total net sales in our rolls segment in 2013.
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
We offer a wide range of mechanical maintenance and repair services for the internal mechanisms of rolls. Paper producers are increasingly finding it economical to have the company that refurbishes or replaces a roll cover also perform work on the internal roll mechanisms at the same time, which avoids having multiple suppliers and incurring additional time and transportation charges. We have begun performing such services to meet the demands of our customers and attempt to gain a competitive advantage. As of December 31, 2013, we provide major mechanical services at ten locations around the world. Roll cover refurbishment services and mechanical services accounted for approximately 26% of our total net sales in our roll covers segment in 2013.
Spreader rolls. We manufacture and repair spreader rolls, which are small-diameter curved rolls used throughout a paper-making machine to stretch, smooth and remove wrinkles from the paper and machine clothing. There are approximately five to seven spreader rolls in a typical paper-making machine. Spreader rolls and related services accounted for approximately 18% of our total net sales in our roll covers segment in 2013.
New Roll Products. We have introduced a number of innovations to our roll cover and spreader roll products in recent years, including composite calendar roll covers that use nanoparticle technology to improve roll cover durability and paper gloss, as well as covers that use an improved polyurethane to increase abrasion and moisture resistance as well as responsiveness and stability. We are evaluating new products, which will use different materials and utilize different sales channels and provide enhancements to our existing product line. In late 2008, we introduced SmartRoll, the first continuous pressure sensing paper machine roll. SmartRoll enables the paper maker to maximize performance by qualitatively measuring the operating pressures of the paper machine while the machine is running. As of December 31, 2013, customers have ordered 437 SmartRoll units and a large portion of those are already operational, confirming market acceptance.
In 2013, paper producers accounted for approximately 81% of net sales in our roll covers segment, and paper-making machine manufacturers accounted for approximately 7% of net sales. Net sales for use in other industrial applications, including steel, plastics, leather and textiles manufacturing, accounted for the remaining 12% of our net sales in our roll covers segment.
Customers
We supply leading paper producers worldwide. Our top ten customers accounted for 25.7% of net sales in 2013 and individually, no customer accounted for more than 5% of 2013 net sales. In 2013, 39% of our net sales were generated in North America, 32% in Europe, 8% in South America, 19% in Asia-Pacific and 2% in the rest of the world. See Note 12 "Business Segment Information" to the accompanying audited consolidated financial statements for geographic information related to net sales and long-lived assets. Due to competitive market forces, we offer our customers payment terms similar to those offered by our competitors. Also, agreements with certain customers require us to maintain modest amounts of finished machine clothing inventory to assure those customers of supply continuity. We do not maintain finished rolls inventories.
Competition
Our largest competitors are Albany International Corp. (a publicly-owned U.S. company), which supplies machine clothing products, Voith AG (a privately-owned German company) and Metso Corporation (a publicly-owned Finnish company), both of which supply both machine clothing and roll products. Voith and Metso are also the leading manufacturers of paper-making machines. In addition, we also face competition from smaller regional suppliers.
We compete primarily based on the value, price and production lead times of our products. Competition with respect to both machine clothing and roll covers, particularly as it relates to our technologically advanced forming fabrics, press felts and roll covers, is based primarily on the value that the products deliver to the paper producer through the ability of such products to reduce production costs and improve paper quality. Also, because our customers operate continuously, we aim to offer competitive delivery schedules from customer order to placement in their machines.
Competition in the machine clothing and roll covers market is also based on a supplier’s ability to deliver engineering and technical services. Many paper producers have been reducing their in-house engineering and technical staff and increasingly expect their suppliers to provide such services. While smaller suppliers often lack the resources necessary to invest in and provide this level of engineering and technical service, we have made investments in order to provide the following services to the paper producers: specialist advice and resident engineers, installation support, on-call “trouble-shooting” and performance monitoring and analysis of paper-making machines.

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
Research and Development
Our continuing ability to deliver value depends on developing product innovations. As we create new and improved products, we are often able to obtain patent protection for our innovations, which is indicative of our technical capabilities and creativity. Although we do not consider any single patent to be material to our business, we believe that, in the aggregate, our patents and other intellectual property provide us with a competitive advantage. At December 31, 2013, we have approximately 365 domestic and foreign patents outstanding and approximately 110 pending patent applications. Our patents and patent applications cover approximately 65 different inventions. Some of our competitors license our technology from us in exchange for royalty payments, although such licensing does not represent a material amount of our business. Research and development expenses totaled $10.0 million, $11.7 million and $12.1 million in 2013, 2012 and 2011, respectively, and were approximately 1.9%, 2.2% and 2.1% of our net sales in 2013, 2012 and 2011, respectively.
Production
Machine Clothing Production Process
The following diagram represents the machine clothing production process.

The machine clothing production process begins with the spinning of synthetic fiber threads to produce yarn, which is then twisted in preparation for the manufacturing of machine clothing. Yarn, which is sometimes purchased as a raw material, is then wound on large spools prior to installation on the loom. The yarn is drawn through needles in preparation for weaving.
With the yarn prepared for weaving, a weave pattern can be installed in the loom controller. The nature of the weave pattern is critical to how the machine clothing performs in the paper-making process. The yarn is then woven to the desired length.
Technological advancements have resulted in weaving becoming an almost entirely automated process. Following weaving of a forming or dryer fabric, the two ends are permanently joined to form a continuous loop of machine clothing. Although significant automation has occurred in the joining process, it remains the most labor intensive of the machine clothing production process.
Press felts are woven in a continuous loop and undergo a process that is not necessary for forming and dryer fabrics. An additional layer of fibers is added to the outside surface with the use of an advanced needling machine, such that a very smooth felt surface is created.
All machine clothing then undergoes heat setting and chemical treating. Heat setting tightens the machine clothing giving it the necessary mechanical properties for the paper-making process. Finally, the machine clothing is meticulously inspected prior to being shipped to the customer.
The machine clothing production process is capital intensive and requires a variety of equipment, including warping equipment, weaving looms, heat set equipment, joining equipment, needle looms and finishing machines.
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
Raw Materials
Primary raw materials used in our machine clothing production are synthetic yarns and fibers. The primary raw materials used in our roll cover products are natural and synthetic rubber, epoxy resins and polyurethane. A number of suppliers provide the materials used in our product lines, so availability has not posed a significant concern, however, because both the machine clothing and certain roll cover materials are petroleum-based, their prices are subject to changes in the price of petroleum. Natural rubber prices tend to be influenced directly by the health of the automotive industry and have seen substantial increases as the industry recovered in 2011. In 2012 and 2013, raw material prices stabilized and in some cases partially recovered.
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
Employees
As of December 31, 2013 we had approximately 3,200 employees worldwide, of which 77% were manufacturing employees. As of December 31, 2013, 2,241 or 70% of our employees are members of labor unions, trade unions, employee associations or workers councils. We believe that we have good relations with our employees and the various groups that represent our employees.

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
We maintain a website at www.xerium.com to provide information to the general public and our shareholders on our products and services, along with general information on Xerium. We make our periodic and current reports available, free of charge, on our web site as soon as reasonably practicable after these reports are filed with, or furnished to, the SEC. Our corporate code of business conduct and ethics, our corporate governance guidelines, and the charters of each of the Audit, Compensation, and Nominating and Corporate Governance Committees of our board of directors are also made available, free of charge, on our website. Our corporate code of business conduct and ethics, which includes our code of ethics, and related waivers (if any) are posted on our website and we intend to post on our website and (if required) file on Form 8-K all disclosures required by applicable law or the rules of the SEC concerning any amendment to, or waiver from, our code of ethics. Copies of these documents may be obtained, free of charge, by writing Investor Relations, Xerium Technologies, Inc., 14101 Capital Boulevard, Youngsville, NC 27596, or telephoning us at 919-526-1444.

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

Beginning in 2012 and continuing through the present, we have announced various operational restructuring measures in response to changed market conditions in the paper industry triggered by the structural realignment between supply of and demand for paper. For example, we announced the termination of sales agency relationships in Europe, the closure of our French rolls plant, the closure of a machine clothing production line in Argentina, workforce reductions in Germany, the closures of our Charlotte spreader roll facility and our machine clothing facility in Spain, and the proposed closure of our rolls facility in Heidenheim, Germany. We anticipate pursuing additional cost reduction programs in the future.

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

The construction and potential benefits of our proposed new press felt facility in Bacheng, China is subject to risk and uncertainties that could adversely impact our business, results of operations and financial condition.

                In connection with our efforts to realign our manufacturing footprint by closing facilities in high cost regions and transferring production to lower cost regions, we have begun construction on a new press felt facility in Bacheng, China. The completion of the new facility is dependent upon a number of factors, many of which may be beyond our control. For example, we may experience significant delays in construction or be unable to complete construction of the new facility because we are not able to acquire appropriate permits. We may encounter unanticipated complications with the installation and implementation of the complex systems and equipment for the new Bacheng facility that would impair our ability to begin production within the timeframe estimated for the project. We also may be unable to attract a sufficient number of skilled workers to meet the needs of the new facility.

               In addition, the cost to implement this strategic project ultimately may prove to be greater than originally anticipated.  We have spent, and intend to continue to spend, significant capital and managerial resources on this new facility. Currently, we anticipate investing approximately $40.0 million over the next two years to complete the construction and startup of the Bacheng facility by the second half of 2015.  Our Credit Facility (defined in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Credit Facility and Notes") restricts our annual capital expenditures to $42 million per year, subject to adjustment.  Dedication of our financial resources to this project will reduce our flexibility with respect to the ongoing capital requirements of our business outside of China and will limit our ability to pursue other initiatives to grow our business. Furthermore, our assessment of the projected benefits associated with the construction of the new facility is subject to a number of estimates and assumptions, which in turn are subject to significant economic, competitive and other uncertainties that are beyond our control. If we incur unanticipated costs in connection with this project, are not able to complete the new facility in a timely manner or at all, or otherwise unable to achieve the anticipated benefits from this project, our business, results of operations and financial position could be materially adversely affected.

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
Global paper production growth that does occur could be moderated by the level of industry consolidation and paper-machine shutdown activity that appears to be an underlying global trend, except in Asia. In 2012 and 2013, substantial declines in European paper production outweighed any paper production growth we saw in other regions. We have continued to see the trend that paper producers are focusing on cost reduction strategies and, as a result, are extending the life of roll covers and machine clothing products through additional maintenance cycles before replacing them. A continued structural downturn in the paper industry, either globally or in a particular region, could cause our paper manufacturing customers to reduce production, cease operations or declare bankruptcy, each of which would adversely affect our net sales and profitability.
Price competition in our industry could adversely affect our gross margins and net sales.
Historically, we and our competitors have been able to sell machine clothing and roll cover products and services at favorable prices that reflect the value they deliver to customers. This favorable pricing has been particularly derived from our more technologically advanced products, such as forming fabrics, press felts and advanced roll covers. In the event that competition increases due to global economic conditions or continued over capacity in the paper manufacturing industry, we may be required to price our products, in some cases, at levels insufficient to realize our historical gross margins. Such pricing pressure from our competitors might require price decreases or make us unable to affect planned price increases and, thereby, adversely affect our profitability.
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
The paper-making consumables industry is highly competitive. Some of our competitors are larger than us, have greater financial and other resources and are well-established as suppliers to the markets we serve. For example, while we are targeting expansion of our business in China, we face substantial competition from manufacturers already operating there that are more established and familiar with the Chinese marketplace. In addition, some of our competitors also manufacture paper-making machines and have the ability to initially package sales of their machine clothing and roll cover products with the sale of their machines and/or to tie the warranties on their machines to the use of their machine clothing and roll cover products. Due to various factors such as price or product innovation by our competitors, our products may not be able to compete successfully with the products of our competitors, which could result in a loss of customers and, as a result, decreased net sales and profitability.
Because we have substantial operations outside the United States, we are subject to the economic and political conditions of foreign nations.
We have manufacturing facilities in 12 foreign countries. In 2013, we sold products in approximately 60 countries other than the United States, which represented approximately 71% of our net sales. Operating in foreign countries presents challenges unique to each country such as in hiring employees, our relations with various parties, including suppliers and governmental agencies, and in production.
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
The occurrence of any of these conditions could disrupt our business in particular countries or regions of the world, or prevent us from conducting business in particular countries or regions, which could adversely affect our net sales and profitability. In addition, we rely on dividends and other payments or distributions from our subsidiaries to meet our debt obligations. If foreign governments impose limitations on our ability to repatriate funds or impose or increase taxes on remittances or other payments to us, the amount of dividends and other distributions we receive from our subsidiaries could be reduced, which could reduce the amount of cash available to us to meet our debt obligations.
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
We compete primarily based on the value our products deliver to our customers. Our value proposition is based on a combination of price and the technology and performance of our products, including the ability of our products to help reduce our customers’ production costs and increase the quality of the paper they produce. Our ability to retain our customers and increase our business depends on our ability to continually develop new, technologically superior products that support our value proposition. We cannot assure that our investments in technological development will be sufficient, that we will be able to create and market new products, that such new products will be accepted by our customers or that we will be successful in competing against new technologies developed by competitors. In addition, either we or our competitors could develop new technologies that increase the useful life of machine clothing or roll covers, which could reduce the frequency with which our customers would need to replace their machine clothing and refurbish or replace their roll covers, and consequently lead to fewer sales.
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
The loss of our major customers or the shut down of a mill or mills by one of our customers could have a material adverse effect on our net sales and profitability.
Our top ten customers generated 25.7% of our net sales during 2013. The loss of several major customers, financial difficulties faced by our customers or a substantial decrease in such customers’ purchases from us, for instance through the closure of mill(s), could have a material adverse effect on our net sales and profitability. Because we do not generally have binding long-term purchasing agreements with our customers, there can be no assurance that our existing customers will continue to purchase products from us.
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
          Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to our information technology ("IT") systems to sophisticated and targeted measures known as advanced persistent threats. While we employ comprehensive measures to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations.
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
As of December 31, 2013, we had approximately 3,200 employees worldwide, approximately 15% of whom were subject to protection of various North American collective bargaining agreements and approximately 55% of whom were subject to job protection as members of European or South American trade unions, employee associations or workers’ councils. As of December 31, 2013, approximately 4% of the employees subject to North American collective bargaining agreements (or approximately 0.6% of our total employees) were covered by an agreement that is set to expire prior to December 31, 2014. We cannot be certain that we will be able to renew the collective bargaining agreement set to expire this year, or enter into a new collective bargaining agreement that does not adversely affect our operating results, or that we will be without production interruptions, including labor stoppages. In addition, all of our European and South American employees subject to job protection as members of trade unions, employee associations or workers’ councils are subject to arrangements that typically result in higher negotiated or mandated salary increases on either an annual or biannual basis. We cannot be certain that the terms of employment applicable to such employees will not change in the future in a manner which adversely affects our operating results. We cannot be certain that we will not experience disruptions in our operations as a result of labor disputes or experience other labor relations issues. If we are unable to maintain good relations with our employees, our ability to produce our products and provide services to our customers could be reduced and/or our production costs could increase, either of which could disrupt our business and reduce our net sales and profitability.
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
In November 2011, Xerium Technologies Brasil Indústria e Comércio S.A., a Brazilian indirect subsidiary, received a notice of proposed income tax assessment from the Federal Revenue Department of the Ministry of Finance of Brazil ("Federal Revenue Department") originally totaling approximately $38.7 million in taxes, penalties and interest (subject to currency exchange rates). Although there can be no assurances, we believe at this time, that it is more likely than not that we will prevail on every tax position under examination and therefore have not accrued any amounts related to this assessment. Because we are at a preliminary stage of the process for resolving this dispute with the Federal Revenue Department, we cannot assure a favorable outcome and cannot currently estimate the timing of the final resolution of this matter. We believe we have meritorious defenses, are vigorously contesting this matter and, if the administrative courts of the Federal Revenue Department do not rule in our favor, intend to appeal our case to the Brazilian judicial courts. However, if management's view of our position and the probable outcome of the assessment changes or the Federal Revenue Department's position is sustained by Brazilian judicial courts, the amount accrued would adversely impact our financial condition and results of operations in the period in which any such determination or decision is made.
Risks Relating to Our Capital Structure
Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to plan for and react to changes in the economy, our industry or our business and prevent us from meeting our debt obligations.
We are significantly leveraged. As of December 31, 2013, our total indebtedness was approximately $443.1 million. Our substantial degree of leverage could have important consequences to us, including the following:

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
We may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing our 8.875% senior unsecured notes due 2018 (the "Notes") do not fully prohibit us or our subsidiaries from doing so. If we incur any additional indebtedness that ranks pari passu with the Notes, the holders of that new debt will be entitled to share ratably with the Note holders in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us. This may have the effect of reducing the amount of proceeds paid to our Note holders. Additionally, our Credit Facility includes up to a $[40.0] million committed revolving credit facility, under which we may borrow from time to time. Furthermore, we have an uncommitted incremental credit facility allowing for increases under the revolving credit facility and term loans, and borrowing of new tranches of term loans, in each case, up to an aggregate principal amount not to exceed the greater of (i) $[75.0] million and (ii) our and our subsidiaries’ Adjusted EBITDA (as defined in the agreement governing our Credit Facility) for the most recent four fiscal quarters. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Credit Facility and Notes” for a more complete description of the terms and features of the Credit Facility and the Notes.
Our Credit Facility and the indenture governing our Notes include a number of significant restrictions and covenants that limit our flexibility in operating our business.
Our Credit Facility and the indenture governing our Notes include a number of customary and significant restrictions and covenants, subject to certain exceptions, that limit our ability to, among other things:

•	incur or guarantee additional indebtedness;

•	pay dividends or distributions on capital stock or redeem or repurchase capital stock;

•	prepay, redeem or purchase debt;

•	make loans and investments;

•	make capital expenditures in excess of $42 million per fiscal year, subject to adjustment;

•	create restrictions on the payment of dividends or other amounts to us;

•	sell stock of our subsidiaries;

•	transfer or sell assets;

•	create liens and engage in sale-leaseback transactions;

•	amend or otherwise alter debt and certain other material agreements

•	enter into certain transactions with affiliates; and

•	enter into mergers or consolidations.
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
Our non-guarantor subsidiaries accounted for approximately $411.9 million or 75.3% of our net sales for the twelve month period ended December 31, 2013 and $470.5 million or 75.4% of our total assets and $275.7 million or 43.4% of our total liabilities as of December 31, 2013.
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
As of December 31, 2013, we and our guarantor subsidiaries had $198.0 million of secured indebtedness under our Credit Facility which does not include additional borrowing availability under our revolving credit facility or incremental facility. The indenture governing the Notes permits the incurrence of substantial additional indebtedness by us and our restricted subsidiaries in the future, including secured indebtedness. Any secured indebtedness incurred would rank senior to the Notes to the extent of the value of the assets securing such indebtedness.
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
On December 31, 2013, the last trading day in 2013, the closing price of our common stock was $16.49 as compared with $3.05 as of December 31, 2012. During the twelve months ended December 31, 2013, the lowest trading price of our common stock was $3.06 and the highest trading price was $17.27.
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
As of February 27, 2014, Carl Marks owned 13.4% of the outstanding shares of our common stock. Mr. Wilson, who is a general partner of Carl Marks Management Company, is also our Chairman of the Board. As a result, Carl Marks has a strong ability to influence our business, policies and affairs, and we cannot be certain that their interests will be consistent with the interests of other holders of our common stock. Additionally, because American Securities, which owns 14.2% of the outstanding shares of our common stock as of February 27, 2014, has the right to appoint a director nominee to the Board pursuant to the Director Nomination Agreement, if American Securities chose to exercise that right, the individual they select would also have a strong ability to influence our business, policies and affairs, and we could not be certain that their interests would be consistent with the interests of other holders of our common stock.
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
The rights of the holders of our common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deterring or preventing a change in control of our company without further action by the stockholders and may adversely affect the voting and other rights of the holders of our common stock. For instance, we previously adopted a shareholder rights plan, which has since lapsed, that if implemented could have substantially diluted the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors. Our Board of Directors could choose to adopt a stockholder rights plan in the future that may have the effect of making it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding that acquisition.

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
As of December 31, 2013, we operate 30 facilities, of which 28 are manufacturing facilities in the following 12 countries: Argentina, Austria, Australia, Brazil, Canada, China, Finland, Germany, Italy, Japan, Mexico and the United States. Of the 28 manufacturing facilities that we operate, 10 are clothing manufacturing facilities, 17 are rolls manufacturing facilities and 1 is both a machine clothing and rolls facility. Almost all of our facilities are owned by us, rather than leased.

The Company is building a new machine clothing plant in Bacheng, China to produce high-end press felts. Construction is underway and production is scheduled to begin in 2015.

ITEM 3.	LEGAL PROCEEDINGS
We and our subsidiaries are involved in various legal matters, which have arisen in the ordinary course of business as a result of various labor claims, taxing authority reviews and other legal matters. As of December 31, 2013, we accrued an immaterial amount in our financial statements for these matters for which we believed the possibility of loss was either probable or possible, and we were able to estimate the damages or, under applicable income tax accounting guidance, it was more likely than not we would not be able to sustain a particular income tax position. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.
Governmental Proceedings and Undertakings.
In November of 2011, the Federal Revenue Department of the Ministry of Finance of Brazil (“FRD”) issued a tax assessment against our indirect subsidiary, Xerium Technologies Brasil Indústria e Comércio S.A. (“Xerium Brazil”), challenging the goodwill recorded in the 2005 acquisition of Wangner Itelpa and Huyck Indústria e Comércio S.A. by Robec Brasil Participações Ltda. The original assessment denies the amortization of that goodwill against net income for the years 2006 through 2010 and originally sought payment of approximately $38.7 million (subject to currency exchange rates) of tax, penalties and interest. We believe the transactions in question (i) complied with Brazilian tax and accounting rules, (ii) were effected for a legitimate business purpose, to consolidate our operating activities in Brazil into one legal entity, and (iii) were properly documented and declared to Brazilian tax and corporate authorities. Based on the foregoing, Xerium Brazil filed a response with the FRD in December 2011 disputing the tax assessment. In December 2012, an administrative panel at the first administrative appeals level within the FRD rendered a decision upholding the assessment, but reducing the penalties claimed by fifty percent. This decision reduced the total assessment by approximately $10.4 million to $28.3 million as of December 31, 2013, although the reduced penalty will be appealed by Brazilian federal attorneys. On January 18, 2013, Xerium Brazil appealed the decision of this first administrative panel to the second of three administrative appeals courts potentially available to it within the FRD.
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
Our common stock is quoted on the New York Stock Exchange under the symbol “XRM”. On February 27, 2014, there were approximately 93 stockholders of record of our common stock and the closing price of our common stock as reported by the New York Stock Exchange was $15.88 per share. The following table lists the high and low sales prices for our common stock within the two most recent fiscal years.

Period	High	Low
2013
Fourth quarter	$17.27	$10.88
Third quarter	$14.04	$9.95
Second quarter	$11.23	$5.33
First quarter	$6.05	$3.06
2012
Fourth quarter	$3.71	$2.95
Third quarter	$4.51	$2.83
Second quarter	$6.80	$2.64
First quarter	$9.84	$6.20
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
Our Credit Facility limits, and our previous credit facility prohibited, our payment of dividends and accordingly, we made no such payments during the years ended December 31, 2013 and December 31, 2012.

* $100 invested on 12/31/2008 in stock or index, including reinvestment of dividends. Excludes value of warrants distributed to shareholders in May of 2010. Fiscal year ending December 31.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with our financial statements and the related Notes to Consolidated Financial Statements. All per share amounts have been adjusted to reflect a 20-to-1 reverse stock split of our common stock occurring on May 25, 2010.

	Year ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Statement of operations data:
Net sales	$546,892	$538,740	$586,960	$548,334	$500,091
Costs and expenses:
Cost of products sold	337,256	345,171	370,754	333,958	312,596
Selling	71,169	76,083	79,407	72,883	66,808
General and administrative	60,214	63,701	62,012	74,798	56,169
Research and development	10,037	11,681	12,097	11,427	11,309
Restructuring	14,844	25,708	1,589	10,004	4,080
Goodwill impairment	—	—	—	—	80,600
Total operating costs and expenses	493,520	522,344	525,859	503,070	531,562
Income (loss) from operations	53,372	16,396	61,101	45,264	(31,471)
Other income (expense):
Interest expense, net	(40,681)	(37,878)	(39,150)	(56,795)	(67,300)
(Loss) gain on extinguishment of debt	(3,123)	243	(2,926)	—	—
Foreign exchange (loss) gain	(1,052)	(358)	(156)	1,668	(905)
Income (loss) before reorganization items and (provision) benefit for income taxes	8,516	(21,597)	18,869	(9,863)	(99,676)
Reorganization expense	—	—	—	(44,957)	—
Income (loss) before (provision) benefit for income taxes\	8,516	(21,597)	18,869	(54,820)	(99,676)
(Provision) benefit for income taxes	(4,363)	3,562	(10,679)	(18,266)	(12,317)
Net income (loss)	$4,153	$(18,035)	$8,190	$(73,086)	$(111,993)
Net income (loss) income per common share—basic	$0.27	$(1.18)	$0.54	$(7.29)	$(45.80)
Net income (loss) income per common share—diluted	$0.26	$(1.18)	$0.54	$(7.29)	$(45.80)
Cash dividends per common share	$—	$—	$—	$—	$—

	Year ended December 31,
	2013	2012	2011	2010	2009
Balance sheet data (at end of period):
Unrestricted cash and cash equivalents	$25,716	$34,777	$43,566	$38,701	$23,039
Total assets	$624,064	$618,843	$665,721	$689,942	$693,511
Total debt	$443,139	$444,992	$469,054	$481,177	$640,121
Total stockholders’ (deficit) equity	$(11,449)	$(29,061)	$(2,305)	$18,735	$(119,657)
Cash flow data:
Net cash provided by operating activities	$36,114	$39,322	$45,208	$20,734	$16,131
Net cash used in investing activities	$(41,869)	$(20,617)	$(8,688)	$(37,488)	$(14,171)
Net cash (used in) provided by financing activities	$(3,274)	$(27,472)	$(31,463)	$32,626	$(14,630)
Other financial data:
Depreciation and amortization	$36,403	$40,838	$43,686	$41,281	$41,867
Capital expenditures	$44,145	$21,705	$30,154	$27,928	$19,532

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the section titled “Risk Factors,” the Consolidated Financial Statements and related Notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

Company Overview
We are a leading global manufacturer and supplier of two types of consumable products used primarily in the production of paper—machine clothing and roll covers. Our operations are strategically located in the major paper-producing regions of North America, Europe, South America and Asia-Pacific.
Our products play key roles in the formation and processing of paper along the length of a paper-making machine. Paper producers rely on our products and services to help improve the quality of their paper, differentiate their paper products, operate their paper-making machines more efficiently and reduce production costs. Our products and services typically represent only a small percentage of a paper producer’s overall production costs, yet they can reduce costs by permitting the use of lower-cost raw materials and by reducing energy consumption. Paper producers must replace machine clothing and refurbish or replace roll covers periodically as these products wear down during the paper production process. Our products are designed to withstand high temperatures, chemicals, and high pressure conditions, and are the result of a substantial investment in research and development and highly sophisticated manufacturing processes.
We operate in two principal business segments: machine clothing and roll covers. In our machine clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed in a paper-making machine. Machine clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the machine clothing size, form, material and function is custom engineered to fit each individual paper-making machine and process. For the year ended December 31, 2013, our machine clothing segment represented 64% of our net sales.
Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by the paper producer. Roll covers are tailored to individual paper-making machines and processes, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and we manufacture new and rebuilt spreader rolls. We also provide various related products and services to our customers, both directly and through third party providers, as a growing part of our overall product offering through our roll covers sales channels. For the year ended December 31, 2013, our roll cover segment represented 36% of our net sales.
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

In 2010 and 2011, global paper and board production began to recover from the economic recession and show growth, particularly in developing countries. As international shipments of manufactured goods increased, containerboard production recovered particularly strongly, contributing over 50% of the total global improvement. The paper and board production recovery, however, stalled in the second half of 2011 and has remained weak throughout 2012 and 2013, particularly in Europe.

In the near term, we expect that global paper and board manufacturers' operating rates will remain near their 2013 levels, while industry forecasters predict the growth of global paper production from 2014 to 2016 to be between approximately 2% and 3% per annum. Generally, and over time, we expect growth in paper production to be greater in Asia-Pacific than in the more mature North American, South America and European regions, where demand may decline.

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

The negative paper industry trends described above are likely to continue. We believe that the paper industry will continue to experience an increased emphasis on cost reduction and continued paper-machine shutdown activity. These underlying industry dynamics could negatively impact our business, results of operations and financial condition and are the key drivers behind our strategy to reduce our cost structure, align our geographic footprint with anticipated growth in the Asia-Pacific regions and grow our non-paper business revenue streams.
Net Sales and Expenses
Net sales in both our machine clothing and roll covers segments are primarily driven by the following factors:

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
Net sales in our roll covers segment include our mechanical services business. We have expanded this business in response to demand from paper producers that we perform work on the internal mechanisms of their rolls while we refurbish or replace a roll cover. In our machine clothing segment, a small portion of our business has been conducted pursuant to consignment arrangements; for these, we do not recognize a sale of a product to a customer until the customer places the product into use, which typically occurs some period after the product is shipped to the customer or to a warehouse location near the customer’s facility. As part of the consignment agreement, we deliver the goods to a location designated by the customer. In addition, we agree to a “sunset” date with the customer, which represents the date by which the customer must accept all risks and responsibilities of ownership of the product and payment terms begin. For consignment sales, revenue is recognized on the earlier of the actual product installation date or the “sunset” date.
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
The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $10.0 million, $11.7 million and $12.1 million for the years ended December 31, 2013, 2012 and 2011 respectively.

Foreign Exchange
We have a geographically diverse customer base. In the year ended December 31, 2013, we reported approximately 38% of our net sales in North America, 35% in Europe, 8% in South America and 19% in Asia-Pacific.
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
During the year ended December 31, 2013, we conducted business in 9 foreign currencies. The following table provides the average exchange rate for the year ended December 31, 2013 and the year ended December 31, 2012 of the U.S. Dollar against each of the four foreign currencies in which we conduct the largest portion of our operations.

Currency	Average exchange rate of the U.S. Dollar in the year ended December 31, 2013	Average exchange rate of the U.S. Dollar in the year ended December 31, 2012
Euro	$1.33 = 1 Euro	$1.29 = 1 Euro
Brazilian Real	$0.47= 1 Brazilian Real	$0.51 = 1 Brazilian Real
Canadian Dollar	$0.97 = 1 Canadian Dollar	$1.00 = 1 Canadian Dollar
Australian Dollar	$0.97 = 1 Australian Dollar	$1.04 = 1 Australian Dollar

In the year ended December 31, 2013, we conducted approximately 36% of our operations in Euros, approximately 10% in the Australian Dollar, approximately 7% in the Brazilian Real (although a significant portion of Brazil net sales are in U.S. Dollars) and approximately 6% in the Canadian Dollar.
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

Domestic and Foreign Operating Results:
The following is an analysis of our domestic and foreign operations during the year ended December 31, 2013 and 2012 and a discussion of the results of operations during those periods (in thousands):

	Year Ended December 31,
	2013	2012
Domestic income from operations	$15,695	$2,808
Foreign income from operations	37,677	13,588
Total income from operations	$53,372	$16,396

During the year ended December 31, 2013, domestic income from operations was lower than foreign income from operations primarily due to product mix and market differences.  Excess cash generated from the operations of most foreign subsidiaries typically remained permanently reinvested.  However, the earnings generated by foreign subsidiaries in 2013 will be remitted to the parent company at some point in the future.  U.S. income taxes and foreign withholding taxes have been provided related to those foreign earnings.  Foreign unremitted earnings generated in years prior to 2013 will remain indefinitely reinvested, except for Brazil and Mexico for which U.S. income taxes and foreign withholding taxes have been provided.
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

During 2013, we incurred restructuring expenses of approximately $14.8 million. This amount included charges relating to the previously announced headcount reductions, the closure of two machine clothing facilities in Spain and Argentina and the closure of three rolls facilities in Germany, France and Charlotte, NC.

During 2012, we incurred $25.7 million in restructuring expenses, of which $21.3 million, $4.3 million and $0.1 million were in the machine clothing, rolls and corporate segments, respectively. This amount includes costs incurred as a result of (1) the reduction of selling costs in Europe via termination of sales agency agreements, resulting in $3.6 million of restructuring costs; (2) the closure of machine clothing production operation in Argentina, resulting in $2.1 million of restructuring costs; (3) the closure of roll covering plant in France, resulting in $3.7 million of restructuring costs; (4) the reduction of headcount, primarily in Europe, resulting in $8.0 million of restructuring costs, and (5) the planned closure of machine clothing plant in Spain, resulting in restructuring costs of $8.3 million. Included in these costs were impairment charges of $2.5 million taken in 2012 on the Argentina, France and Spain facilities, as a result of closing those facilities.

During 2011, we incurred restructuring expenses of approximately $1.6 million, primarily related to various actions taken to streamline our cost structure and operations.

Results of Operations
The table that follows sets forth for the periods presented certain consolidated operating results.

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net sales	$546,892	$538,740	$586,960
Costs and expenses:
Cost of products sold	337,256	345,171	370,754
Selling	71,169	76,083	79,407
General and administrative	60,214	63,701	62,012
Research and development	10,037	11,681	12,097
Restructuring	14,844	25,708	1,589
	493,520	522,344	525,859
Income from operations	53,372	16,396	61,101
Interest expense, net	(40,681)	(37,878)	(39,150)
(Loss) gain on extinguishment of debt	(3,123)	243	(2,926)
Foreign exchange loss	(1,052)	(358)	(156)
Income (loss) before (provision) benefit for income taxes	8,516	(21,597)	18,869
(Provision) benefit for income taxes	(4,363)	3,562	(10,679)
Net income (loss)	$4,153	$(18,035)	$8,190
Year Ended December 31, 2013 Compared to the Year December 31, 2012
Net Sales. Net sales for the year ended December 31, 2013 increased by $8.2 million, or 1.5%, to $546.9 million from $538.7 million for the year ended December 31, 2012. For the year ended December 31, 2013, approximately 64% of our net sales were in our machine clothing segment and approximately 36% were in our roll covers segment.
In our machine clothing segment, net sales for the year ended December 31, 2013 decreased by $1.9 million, or 0.5%, to $352.3 million from $354.2 million for the year ended December 31, 2012, primarily due to decreased sales volume of $3.1 million in Europe, $2.7 million in South America and unfavorable currency effects of $2.4 million, partially offset by an increase in sales volume of $4.7 million in Asia and $1.6 million in North America.
In our roll covers segment, net sales for the year ended December 31, 2013 increased by $10.0 million or 5.4%, to $194.6 million from $184.6 million for the year ended December 31, 2012. The increase was primarily due to increased sales volume of $5.7 million in North America, $3.1 million in Europe and $0.5 million in South America and favorable currency effects of $1.4 million, partially offset by decreased sales volume of $0.7 million in Asia.
Cost of Products Sold. Cost of products sold for the year ended December 31, 2013 decreased by $7.9 million, or 2.3%, to $337.3 million from $345.2 million for the year ended December 31, 2012.
In our machine clothing segment, cost of products sold decreased $8.7 million or 3.9% in the year ended December 31, 2013 compared to the year ended December 31, 2012 as a result of lower cost of products sold as a percentage of sales. Cost of products sold, as a percentage of net sales decreased by 2.1% to 61.3% in the year ended December 31, 2013 from 63.4% in the year ended December 31, 2012. This decrease was primarily due to reduced costs as a result of restructuring savings and operational efficiencies, partially offset by unfavorable regional and product mix.
In our roll covers segment, cost of products sold increased $1.0 million or 0.8% in the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to increased sales volume. However, cost of products sold, as a percentage of net sales decreased by 2.9% to 63.2% in the year ended December 31, 2013 from 66.1% in the year ended December 31, 2012. This decrease was due to restructuring savings, operational efficiencies and favorable factory overhead absorption.

Selling Expenses. For the year ended December 31, 2013, selling expenses decreased by $4.9 million, or 6.4% to $71.2 million from $76.1 million for the year ended December 31, 2012, primarily as a result of restructuring savings.

General and Administrative Expenses. For the year ended December 31, 2013, general and administrative expenses decreased by $3.5 million, or 5.5% to $60.2 million from $63.7 million for the year ended December 31, 2012. This decrease is largely comprised of a decrease of $4.7 million as a result of our cost reduction activities, a decrease of $2.7 million due to charges recorded in 2012 related to CEO transition costs, a loss of $1.2 million taken in 2012 related to an idle facility sold in the third quarter of 2013, a gain of $0.9 million related to insurance recovery from a plant fire and favorable currency effects of $0.8 million. These decreases were partially offset by an increase of $5.5 million in management incentive costs and the reversal of $1.0 million related to a favorable tax contingency settlement in 2012.
Restructuring Expenses. For the year ended December 31, 2013, we incurred restructuring expenses of $14.8 million These included charges relating to previously announced headcount reductions, the closure of two machine clothing facilities in Spain and Argentina and the closure of three rolls facilities in Germany, France and Charlotte, NC. During the year ended December 31, 2012, we recorded restructuring expenses of approximately $25.7 million. This amount includes costs incurred as a result of (1) the reduction of selling costs in Europe via termination of sales agency agreements, resulting in $3.6 million of restructuring costs; (2) the closure of machine clothing production operation in Argentina, resulting in $2.1 million of restructuring costs; (3) the closure of roll covering plant in France, resulting in $3.7 million of restructuring costs; (4) the reduction of base costs via headcount reductions primarily in Europe, resulting in $8.0 million of restructuring costs, and (5) the planned closure of machine clothing plant in Spain, resulting in restructuring costs of $8.3 million. Included in these costs were impairment charges of $2.5 million taken in 2012 on the Argentina, France and Spain facilities, as a result of closing those facilities. See Note 11 to the Consolidated Financial Statements for further discussion on these restructuring activities.
Interest Expense, Net. Net interest expense for the year ended December 31, 2013 increased by $2.8 million or 7.4%, to $40.7 million from $37.9 million for the year ended December 31, 2012. The increase was primarily due to the $3.7 million in financing fees paid in connection with our May 2013 debt refinancing that were charged to interest expense, partially offset by a decrease of $0.8 million in deferred financing cost amortization.
Loss on Extinguishment of Debt. The loss on extinguishment of debt of $3.1 million in the year ended December 31, 2013 represents the write-off of deferred financing costs resulting from our previous credit facility. See Note 5 of the Consolidated Financial Statements and "Liquidity and Capital Resources-Credit Facility and Notes" for further discussion on the refinancing.
Provision for Income Taxes. For the year ended December 31, 2013 , the provision for income taxes was $(4.4) million. For the year ended December 31, 2012, the benefit for income taxes was $3.6 million. The increase in income tax expense was primarily attributable to increased earnings and the geographic mix of earnings in the year ended December 31, 2013 as compared to the year ended December 31, 2012. Our provision for income taxes is primarily impacted by income we earn in tax paying jurisdictions relative to income we earn in non-tax paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 15% to 39%. We generate losses in certain jurisdictions for which we receive no tax benefit, as the deferred tax assets in these jurisdictions (including net operating losses) are fully reserved by a valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States, the United Kingdom and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings.
Year Ended December 31, 2012 Compared to the Year December 31, 2011
Net Sales. Net sales for the year ended December 31, 2012 decreased by $48.3 million, or 8.2%, to $538.7 million from $587.0 million for the year ended December 31, 2011. For the year ended December 31, 2012, approximately 66% of our net sales were in our machine clothing segment and approximately 34% were in our roll covers segment.
In our machine clothing segment, net sales for the year ended December 31, 2012 decreased by $32.2 million, or 8.3%, to $354.2 million from $386.4 million for the year ended December 31, 2011, primarily due to decreased sales volume of $13.4 million in Europe, $2.9 million in North America and $3.0 million in South America and unfavorable currency effects of $13.2 million. These decreases were partially offset by an increase in sales volume of $0.3 million in Asia Pacific.
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

In our machine clothing segment, cost of products sold decreased $17.0 million in the year ended December 31, 2012 compared to the year ended December 31, 2011 as a result of lower sales volume, partially offset by higher cost of products sold as a percentage of sales. Cost of products sold as a percentage of net sales increased by 0.8% to 63.4% in the year ended December 31, 2012 from 62.6% in the year ended December 31, 2011. The increase was primarily related unfavorable factory absorption due to lower production volume, the reduction of inventory reserves in the prior year, and unfavorable regional and product mix. These increases were partially offset by a decrease in freight, supplies and repairs and maintenance costs in the year ended December 31, 2012.

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
Restructuring Expenses. For the year ended December 31, 2012, we incurred restructuring and impairment expenses of $25.7 million. This amount includes costs incurred as a result of (1) the reduction of selling costs in Europe via termination of sales agency agreements, resulting in $3.6 million of restructuring costs; (2) the closure of machine clothing production operation in Argentina, resulting in $2.1 million of restructuring costs; (3) the closure of roll covering plant in France, resulting in $3.7 million of restructuring costs; (4) the reduction of base costs via headcount reductions primarily in Europe, resulting in $8.0 million of restructuring costs, and (5) the planned closure of machine clothing plant in Spain, resulting in restructuring costs of $8.3 million. Included in these costs were impairment charges of $2.5 million taken in 2012 on the Argentina, France and Spain facilities, as a result of closing those facilities. In 2011, we incurred restructuring expenses of $1.6 million as a result of restructuring activity in our North America rolls Canadian facilities. See Note 11 "Restructuring Expenses" to the Consolidated Financial Statements for further discussion on these restructuring and impairment activities.
Interest Expense, Net. Net interest expense for the year ended December 31, 2012 decreased by $1.3 million or 3.3%, to $37.9 million from $39.2 million for the year ended December 31, 2011. This decline in interest expense reflects lower debt balances, primarily as a result of voluntary debt repayments made in 2012 and favorable currency effects. These decreases were partially offset by an increase in deferred financing cost amortization for the year ended December 31, 2012, primarily due to the refinancing in May 2011 and an increase in interest rates in the fourth quarter of 2012, due to an amendment to our previous credit facility.
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
Net cash provided by operating activities was $36.1 million for the year ended December 31, 2013 and $39.3 million for the year ended December 31, 2012. The $3.2 million decrease was due to increased working capital, partially offset by increased cash earnings. Net cash provided by operating activities was $39.3 million for the year ended December 31, 2012 and $45.2 million for the year ended December 31, 2011. The $5.9 million decrease was due to reduced cash earnings, partially offset by a decrease in working capital.
Net cash used in investing activities was $41.9 million for the year ended December 31, 2013 and $20.6 million for the year ended December 31, 2012. The increase of $21.3 million was primarily due to the increase in capital expenditures of $22.4 million, partially offset by an increase in proceeds from the disposals of property and equipment. Net cash used in investing activities was $20.6 million for the year ended December 31, 2012 and $8.7 million for the year ended December 31, 2011. The increase of $11.9 million was primarily due to the release of $13.7 million in restricted cash reserves in 2011 and the reduction in proceeds from disposals of property and equipment of $6.7 million, offset by the reduction in capital expenditures of $8.4 million.
Net cash used in financing activities was $3.3 million and $27.5 million for the year ended December 31, 2013 and December 31, 2012, respectively. The decrease of $24.2 million was primarily the result of the decrease of $25.7 million in net principal payments made on debt in 2013 and an increase of $1.5 million in financing fees paid in 2013. Net cash used in financing activities was $27.5 million and $31.5 million for the years ended December 31, 2012 and December 31, 2011, respectively. The decrease of $4.0 million was primarily the result of the decrease of $15.5 million in financing fees paid from 2011 to 2012, offset by the increase of $11.5 million in principal payments made on debt in 2012.
As of December 31, 2013, there was a $434.4 million balance of term loans outstanding under our Credit Facility and Notes. In addition, as of December 31, 2013, we had no outstanding borrowings under our current revolving lines of credit, including the revolving credit facility under the Credit Facility and lines of credit in various foreign countries that are used to facilitate local short-term operating needs, except that $13.8 million of the revolving credit facility is committed for letters of credit, leaving an aggregate of $26.2 million available for additional borrowings under these revolving lines of credit. In addition, in July of 2012, our Austrian subsidiary entered into a working capital loan with a local banking institution. This loan bears interest at a variable rate, which was 2% at December 31, 2013, and has a maturity date of June 30, 2014, with a twelve month roll-over option. We had cash and cash equivalents of $25.7 million at December 31, 2013 compared to $34.8 million at December 31, 2012.
We expect to pay approximately $15.0 to $20.0 million related to the continuation of our restructuring initiatives in 2014. Actual restructuring costs for 2014 may substantially differ from estimates at this time, depending on the timing of the restructuring activities.

Capital Expenditures

We use the term “capital expenditures” to refer to costs incurred to purchase or significantly upgrade property and equipment. The majority of our capital expenditures relate to purchases of machinery and equipment used in the manufacturing of our products. Capital expenditures were funded from net cash provided by operating activities and borrowings under our Credit Facility. For the year ended December 31, 2013, we had capital expenditures of $44.1 million. During 2012, we had capital expenditures of $21.7 million. We analyze our planned capital expenditures based on investment opportunities available to us and our financial and operating performance, and accordingly, actual capital expenditures may be more or less than this amount. We intend to use existing cash and cash from operations to fund our capital expenditures. We target capital expenditures for 2014 to be between $40.0 million and $45.0 million.
See “Credit Facility and Notes” below for a description on limitations on capital expenditures imposed by our Credit Facility.
Credit Facility and Notes
On May 17, 2013 (the "Closing Date"), we entered into a Credit and Guaranty Agreement for a $200 million term loan credit facility (the "Term Credit Facility”) among us, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions. We also entered into a Revolving Credit and Guaranty Agreement for, originally, a $40 million asset-based revolving credit facility subject to a borrowing base among us, Xerium Canada Inc., as Canadian borrower, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions (the "Domestic Revolver"). On March 3, 2014, we entered into an amendment to the Revolving Credit and Guaranty Agreement (as amended, the “ABL Facility,” and collectively with the Term Credit Facility, the “Credit Facility”) to add our German subsidiaries as European Borrowers and to provide for an additional $15 million European asset-based revolving credit facility subject to a European borrowing base (the "European Revolver"), increasing the aggregate availability under the ABL Facility to $55 million.
The Term Credit Facility provides for:

•
a six-year $200 million senior secured term loan facility, provided the facility would mature in March 2018 if any of the Company's 8.875% senior unsecured notes in the aggregate principal amount of $240 million ("Notes") remain outstanding at that time;

•
an uncommitted accordion option (the “Incremental Facility”) allowing for increases for borrowings under the Term Credit Facility with the same terms, and borrowing of new tranches of term loans, up to an aggregate principal amount equal to (i) $75 million plus (ii) an additional amount (the “Facility Increase”) provided, if after giving effect to such Facility Increase (as well as any other additional term loans), on a pro forma basis, the Senior Secured Leverage Ratio (as defined in the Term Credit Facility) for the most recent four consecutive fiscal quarters does not exceed 2.25:1; and

•
in connection with the amendment to the ABL Facility, the Term Credit Facility was amended to permit the ABL Facility to be further increased by an additional $10 million, to a total aggregate availability of not more than $65 million, provided that if the ABL Facility is increased beyond $55 million, certain baskets for additional indebtedness and liens otherwise available to the Company under the Term Loan Facility will be reduced dollar-for-dollar by any additional increase to the ABL Facility.

The Domestic Revolver provides for a $40 million senior secured revolving credit facility with a $20 million sub-limit on letters of credit. The European Revolver provides for a $15 million senior secured revolving credit facility with a $10 million sub-limit on letters of credit. Availability under both the Domestic Revolver and the European Revolver is subject to a borrowing base that is based on a specified percentage of eligible accounts receivable and inventory. The term of the ABL Facility is five years, provided that if any of the Notes remain outstanding in March 2018, the ABL Facility would mature at that time.
We used the borrowings under the Term Credit Facility to refinance all of our outstanding indebtedness under our previously existing senior secured term loan and revolving credit facility entered into in 2011 (the "2011 Credit Facility"). We intend to draw upon the ABL Facility from time-to-time for working capital and general corporate purposes.
The Term Credit Facility will require us to make amortization payments (payable in quarterly installments) equal to 1% of principal per annum with respect to the term loan with the remaining amount due at final maturity. Voluntary prepayments will be permitted, in whole or in part, subject to minimum prepayment requirements; provided that prepayments made prior to the date that is six months after the Closing Date of the Term Credit Facility for the purpose of repricing or effectively repricing the term loan facilities must include a 1.0% prepayment premium; provided, further, that voluntary prepayments of loans bearing interest at the London Interbank Offered Rate (“LIBOR”) on a date other than the last day of the relevant interest period will be subject to the payment of customary breakage costs.
The interest rates under the Term Credit Facility will be calculated, at our option, at either the base rate or LIBOR, plus a margin of 4.00% and 5.00%, respectively. Each of the base rate and LIBOR shall be subject to a minimum of 2.25% and 1.25%, respectively. If our Senior Secured Leverage Ratio (as defined in the Term Credit Facility) is less than 2.00:1 at any quarterly determination date, then the margins over the base rate and LIBOR will be 3.50% and 4.50%, respectively.

Depending on whether advances are made in U.S. Dollars or Canadian Dollars, interest rates under the Domestic Revolver will be calculated, at our option, at either a U.S.-based or Canadian-based base rate ("Base Rate Loans") or LIBOR or the Canadian Dealer Offered Rate ("CDOR") (each, "Fixed Rate Loans"), respectively, plus a margin of 0.75% for Base Rate Loans and a margin of 1.75% for Fixed Rate Loans. If we draw advances on the Domestic Revolver that are equal to or greater than 33.3% but less 66.7% of the $40 million limit, then the margins on Base Rate Loans and Fixed Rate Loans increase to 1.00% and 2.00%, respectively. The margins rise to 1.25% and 2.25%, respectively, if advances under the Domestic Revolver are equal to or greater than 66.7% of the $40 million limit. Interest rates under the European Revolver will be calculated, at either LIBOR or Overnight LIBOR, plus a margin of 1.75%. If the European Borrowers draw advances on the European Revolver that are equal to or greater than 33.3% but less than 66.7% of the $15 million limit, then the margin increases to 2.00%. The margin rises to 2.25% if advances under the European Revolver are equal to or greater than 66.7% of the $15 million limit. In addition to paying interest on outstanding advances under the ABL Facility, we will be required to pay a commitment fee to the lenders in respect of the unutilized commitments at a rate equal to 0.50% per annum if advances under the ABL Facility are less than or equal to 50% of the commitments or a rate equal to 0.375% per annum if advances under the ABL are more than 50% of the commitments.
The obligations under the Credit Facility are guaranteed by all of our existing and future direct and indirect subsidiaries that are organized in the United States (subject to certain exceptions in the case of immaterial subsidiaries and joint ventures) and, (i) in the case of the Domestic Revolver, by Xerium Canada Inc. and any future Canadian subsidiaries, provided that non-U.S. guarantors will only be liable for obligations of Xerium Canada Inc. and any other Canadian borrowers and (ii) in the case of the European Revolver, by each other European Borrower, certain other of the Company’s European subsidiaries and any existing or future direct and indirect subsidiaries that become a party to the ABL Facility. The Term Credit Facility is secured by a first-priority perfected security interest in substantially all of the assets of the Company, Xerium Canada Inc. and such subsidiary guarantors (collectively, the “Loan Parties”), in each case, now owned or later acquired, except with respect to the Loan Parties' accounts receivables and inventory, which are secured by a second-priority interest. The ABL Facility is secured by a first-priority perfected security interest in the Loan Parties' accounts receivables and inventory, and a second-priority interest in substantially all of the Loan Parties' other assets. In each case, the security interests are subject to certain exceptions and legal and tax considerations and requirements, including that only 65% of the voting capital stock of the domestic Loan Parties' “first-tier” non-U.S. subsidiaries is required to be pledged in respect of the obligations of the Company and the U.S. guarantors under the Credit Facility.
The Credit Facility contains certain customary covenants that, subject to exceptions, restrict our ability to, among other things:
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
The Credit Facility eliminates the interest coverage and leverage coverage ratio maintenance tests that were contained in the 2011 Credit Facility. However, the ABL Facility contains a springing Fixed Charge Coverage Ratio (as defined in the ABL Facility), which must be not less than 1.00:1 during periods in which our Global Excess Availability (as defined in the ABL Facility and generally, equal to our borrowing base less outstanding borrowings under the ABL Facility and trade payables at least 60 days past due) falls below certain minimum thresholds.
The Credit Facility contains certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults and cross-acceleration to certain indebtedness, certain events of bankruptcy, certain triggering events under U.S. and, in the case of the ABL Facility, Canadian employee benefit plans, material judgments, actual or asserted failures of any guarantee or security document supporting the Credit Facility to be in full force and effect and a change of control. If an event of default occurs, the lenders under the Credit Facility would be entitled to take various enforcement actions, including acceleration of amounts due under the Credit Facility and all actions permitted to be taken by a secured creditor.
Notes

On May 26, 2011, we completed a refinancing transaction, which replaced certain of our then outstanding indebtedness with the Notes. The Notes contain customary covenants that, subject to certain exceptions, restrict our ability to enter into certain transactions and engage in certain activities.
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
We are in compliance with all covenants under the Notes and Credit Facility at December 31, 2013.

Contractual Obligations and Commercial Commitments
The following tables provide aggregated information about our contractual obligations as of December 31, 2013.

	Payments Due by Period
Contractual Obligations (in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
	(in millions)
Long-term debt obligations	$435.9	$2.1	$4.1	$429.5	$0.2	$—
Interest expense on long-term debt(1)	143.5	32.7	65.0	45.8	—	—
Operating leases	16.1	4.3	6.5	4.0	1.3	—
Capital leases	6.5	0.5	1.3	1.3	3.4	—
Purchase obligations (2)	59.2	26.6	24.3	5.0	3.3	—
Pension and other post-retirement obligations	78.9	7.3	14.1	14.9	42.6	—
Net unrecognized tax benefit obligation under Topic 740 (3)	3.6	0.4	0.6	—	—	2.6
Total contractual cash obligations	$743.7	$73.9	$115.9	$500.5	$50.8	$2.6

(1)	Interest expense shown above is based on the effective interest rate at December 31, 2013.

(2)
Includes obligations with respect to the construction of a new machine clothing plant in Bacheng, China to produce high-end press felts, raw material purchases, repairs and maintenance services, utilities and other capital expenditures.

(3)	The amounts in “Other” represent future cash outlays for which we are unable to reasonably estimate the period of cash settlement.

Off-Balance Sheet Financing
During the year ended December 31, 2013, we did not engage in any off-balance sheet activities, including the use of structured finance or special purpose entities.

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
To comply with the provisions of Topic 820, we performed a review of the necessity to incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of our derivatives, and determined these adjustments to be immaterial to the fair value derivative assets/(liabilities) recorded on our consolidated balance sheet at December 31, 2013.
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2013.
Impairment of Goodwill. We account for acquired goodwill and goodwill impairment in accordance with Topic 350, which requires considerable judgment in the valuation of acquired goodwill and the ongoing evaluation of goodwill impairment. Topic 350 requires that goodwill not be amortized but, instead, must be tested at least annually for impairment or whenever events or business conditions warrant.

We perform annual tests for goodwill impairment at the reporting unit level, which are machine clothing and roll covers. When our business was acquired in 1999, more than 80% of the goodwill was assigned to the roll covers reporting unit based on relative fair values at the date of acquisition.
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
Based on the assessments performed as of December 31, 2013, we determined that no impairment of goodwill exists. The excess of the fair value over carrying value for our machine clothing and roll covers segment as of December 31, 2013, the annual test date, was approximately $153,813 and $157,049, respectively. In order to evaluate the sensitivity of the analysis performed, we applied a hypothetical 5% decrease to the fair value of the business segments, which resulted in a fair value in excess of carrying value of approximately $131,516 and $142,333 for the machine clothing segment and the roll covers segment, respectively.
Pension Expense - Selection of Assumptions. The Company has defined benefit pension plans covering substantially all of its U.S. and Canadian employees and employees of certain subsidiaries in other countries. Benefits are generally based on the employee's years of service and compensation. Annual pension expense consists of several components:

•	Service Cost, which represents the present value of benefits attributed to services rendered in the current year, measured by expected future salary levels.

•	Interest Cost, which represents the accretion cost on the liability that has been discounted to its present value.

•	Expected Return on Assets, which represents the expected investment return on pension plan assets.

•	Amortization of Prior Service Cost and Actuarial Gains and Losses, which represent components that are recognized over time rather than immediately.
These components are calculated annually to determine the pension expense that is reflected in the Company's results of operations. Management believes the selection of assumptions related to the annual pension expense is a critical accounting estimate due to the high degree of volatility in the expense dependent on selected assumptions. The key assumptions are as follows:

•	The discount rate is the rate used to present value the pension obligation and represents the current rate at which the pension obligations could be effectively settled.

•	The rate of compensation increase is used to project the pay-related pension benefit formula and should estimate actual future compensation levels.

•	The expected long-term return on plan assets is used to estimate future asset returns and should reflect the average rate of long-term earnings on assets already invested.

Management’s selection of the discount rate is based on an analysis that estimates the current rate of return for high-quality, fixed-income investments with maturities matching the payment of pension benefits that could be purchased to settle the obligations. At December 31, 2013, the Company selected a discount rate assumption of 3.85%. Of the three key assumptions, the discount rate is generally the most volatile and sensitive estimate. Accordingly, a change in this assumption has the most significant impact on the annual pension expense.

Management’s selection of the rate of future compensation increase is generally based on the Corporation’s historical salary increases, including cost of living adjustments and merit and promotion increases, giving consideration to any known future trends. A higher rate of increase will result in a higher pension expense. The Company selected an actual rate of compensation increase assumption of 3.56%.

Management’s selection of the expected long term return on plan assets is based on a building-block approach, whereby the components are weighted based on the allocation of pension plan assets. Given that these returns are long-term, there are generally not significant fluctuations in the expected rate of return from year to year. The Company selected a rate of return assumption of 6.71%.

Using these assumptions, the 2013 pension expense was $6,633. A change in the assumptions would have had the following impact on the 2013 expense. A change of 1% in the discount rate would have changed 2013 expense by approximately $1.3 million. A change of 1% in the expected long-term rate of return on assets would have changed the 2013 expense by approximately $0.8 million.

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

We record net deferred tax assets to the extent we believe that it is more likely than not that these assets will be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent results of operations. We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In light of our accumulated loss position in certain tax jurisdictions, and the uncertainty of taxability in future periods, we recorded a valuation allowance against all U.S. deferred tax assets and against certain of our foreign deferred tax assets primarily related to net operating loss carry-forwards in Australia, Vietnam, Spain, Germany, Sweden, the United Kingdom and France. During the year ended December 31, 2013, we recorded $6.2 million of tax benefits related to the reversal of the valuation allowance previously established against Canadian deferred tax assets. We believe that the Canadian deferred tax assets are more likely than not to be realized based on estimates of future taxable income generated by reversing taxable temporary differences and future earnings of the Canadian operations.
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

We accrue for certain known and reasonably anticipated income tax obligations after assessing the likely outcome. Although we believe that the estimates and assumptions are reasonable, the final determination of tax audits and any related litigation could be different than that which is reflected in historical income tax provisions and recorded assets and liabilities. For example, during the fourth quarter of 2011, Xerium Technologies Brasil Indústria e Comércio S.A., a Brazilian indirect subsidiary, received a notice of proposed income tax assessment from the Federal Revenue Department of the Ministry of

Finance of Brazil totaling approximately $38.7 million, including penalties and interest (subject to currency exchange rates). Although there can be no assurances, we believe at the time of this filing, that it is more likely than not that we will prevail on every tax position under examination and therefore we have not accrued any amounts related to this assessment.

With respect to all jurisdictions, we believe we have made adequate provision for all income tax uncertainties.
We have a net deferred tax liability of $3.3 million at December 31, 2013 and $6.2 million at December 31, 2012. The net deferred tax liability relates principally to pension and post-retirement benefits, intangible assets and differences between the book and tax bases of property and equipment.

Undistributed earnings of our foreign subsidiaries amount to approximately $113.6 million at December 31, 2013. Earnings generated prior to 2013 are considered to be indefinitely reinvested for continued use in foreign operations, except for a portion of the earnings generated by Brazil and Mexico. As a result of future cash requirements in Argentina to fund capital expenditures and restructuring, the undistributed earnings of our Argentine subsidiary are no longer available for future remittance, with the exception of its earnings from 2013 which are not considered to be permanently reinvested. The earnings generated in all foreign subsidiaries for 2013 are not considered to be permanently reinvested, because of our desire to manage global cash and liquidity related to capital expenditures, restructuring payments, and other changes in business conditions going forward. Federal income taxes and foreign withholding taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the United States and be taxable. For those countries for which earnings generated prior to 2013 are considered to be indefinitely reinvested, no provision for U.S. income taxes or foreign withholding taxes has been provided. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to both U.S. income taxes and foreign withholding taxes payable to the various jurisdictions. These earnings relate to on-going operations and are approximately $55.9 million as of December 31, 2013.

Non-GAAP Financial Measures
We use EBITDA and Adjusted EBITDA (each as defined in the Credit Facility) as supplementary non-GAAP liquidity measures to assist us in evaluating our liquidity and financial performance, specifically our ability to service indebtedness and to fund ongoing capital expenditures. Neither EBITDA nor Adjusted EBITDA should be considered in isolation or as a substitute for income (loss) from operations or cash flows (as determined in accordance with U.S. GAAP).
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
Consolidated net income is defined as net income (loss) determined on a consolidated basis in accordance with U.S. GAAP; provided, however, that the following, without duplication, shall be excluded in determining consolidated net income: (i) any net after-tax extraordinary or non-recurring gains, losses or expenses (less all fees and expenses relating thereto), (ii) the cumulative effect of changes in accounting principles, (iii) any fees and expenses incurred during such period in connection with the issuance or repayment of indebtedness, any refinancing transaction or amendment or modification of any debt instrument, in each case, as permitted under the Credit Facility and (iv) any cancellation of indebtedness income.
The following table provides reconciliation from net (loss) income and operating cash flows, which are the most directly comparable U.S. GAAP financial measures, to EBITDA and Adjusted EBITDA.

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Net income (loss)	$4,153	$(18,035)	$8,190
Stock-based compensation	1,736	1,949	1,439
Depreciation	34,631	38,533	41,381
Amortization of intangibles	1,772	2,305	2,305
Curtailment/settlement loss	—	—	402
Deferred financing cost amortization	2,963	3,424	2,307
Unrealized foreign exchange loss on revaluation of debt	1,706	582	139
Deferred taxes	(5,686)	(8,249)	334
Gain on disposition of property and equipment	202	(576)	(564)
Asset impairment	1,354	3,674	—
Loss (gain) on extinguishment of debt	3,123	(243)	2,926
Net change in operating assets and liabilities	(9,840)	15,958	(13,651)
Net cash provided by operating activities	36,114	39,322	45,208
Interest expense, excluding amortization	37,718	34,455	36,843
Net change in operating assets and liabilities	9,840	(15,958)	13,653
Current portion of income tax expense	10,049	4,687	10,343
Stock-based compensation	(1,736)	(1,949)	(1,439)
Curtailment/settlement loss	—	—	(402)
Asset impairment	(1,354)	(3,674)	—
Unrealized foreign exchange loss on revaluation of debt	(1,706)	(582)	(139)
(Loss) gain on disposition of property and equipment	(202)	576	564
(Loss) gain on extinguishment of debt	(3,123)	243	(2,926)
EBITDA	85,600	57,120	101,705
Operational restructuring expenses	14,844	25,708	1,589
Loss (gain) on extinguishment of debt	3,123	(243)	2,926
Expenses incurred in connection with indebtedness or refinancing transaction	—	115	—
Stock-based compensation	1,736	1,949	1,439
Non-recurring CEO transition expenses	—	3,385	—
Non-restructuring impairment charges	667	1,195	—
Plant startup costs	401	—	—
Inventory write-off of closed facilities	954	—	—
Adjusted EBITDA	$107,325	$89,229	$107,659

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The value of these contracts is recognized at fair value based on market exchange forward rates and amounted to a net asset position of $530 at December 31, 2013. These contracts mature at various dates through June of 2014.
As of December 31, 2013, we had open foreign currency exchange contracts maturing through June of 2014 with total net notional amounts of approximately $15.0 million. At December 31, 2013, a hypothetical adverse exchange rate movement of 10% against our forward foreign exchange contracts would have resulted in a potential net loss in fair value of these contracts of approximately $1.5 million. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar. Any gain or loss recognized on a foreign exchange contract would generally be offset by the gain or loss on the underlying hedge transaction. In addition to the direct effects of changes in exchange rates, such changes may affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices.
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
Disclosure Controls and Procedures

As of December 31, 2013, under the supervision of our principal executive officer and principal financial officer, and with the participation of our management, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as set forth above.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2013. Ernst & Young LLP, our independent registered public accounting firm, has issued its report on the effectiveness of internal control over financial reporting as of December 31, 2013, which appears in this 2013 Form 10-K.
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Xerium Technologies, Inc.

We have audited Xerium Technologies, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Xerium Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Xerium Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Xerium Technologies, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated March 4, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina
March 4, 2014

ITEM 9B.	OTHER INFORMATION

Overview

On March 3, 2014, the Company entered into an amendment to its Revolving Credit and Guaranty Agreement (as amended, the “ABL Facility”) to add a $15 million European senior secured asset-based revolving credit line (“European Revolver”) to the facility’s current U.S. and Canadian $40 million asset-based revolving credit line (“Domestic Facility”). To support the European Revolver, the Company’s German subsidiaries joined the ABL Facility as the European borrowers under the European Revolver and have pledged certain of their assets to secure the European Revolver. Availability under the European Revolver is subject to a borrowing base that is based on a specified percentage of eligible accounts receivable and inventory of the European borrowers. Additionally, the European Revolver has a $10 million sub-limit on letters of credit.

In connection with amending the ABL Facility, the Company also entered into an amendment to its $200 million term loan credit facility (as amended, the “Term Credit Facility”). The amendment to the Term Credit Facility provides that the ABL Facility may be further increased by an additional $10 million, not to exceed $65 million in the aggregate. The amendment to the Term Credit Facility also provides that certain baskets, such as those for additional indebtedness and liens otherwise available to the Company, will be reduced dollar-for-dollar by the amount availability under the ABL Facility exceeds $55 million.

Use of Proceeds

The Company intends to draw upon the European Revolver from time-to-time for working capital and general corporate purposes.

Prepayments

If the total amount of advances outstanding under the European Revolver exceed either $15 million or the European borrowing base, the Company must repay an amount equal to the excess borrowing. If obligations under all outstanding European-based letters of credit exceeds $10 million, the Company must cash collateralize its letters of credit in an amount equal to the excess obligations outstanding.

Interest Rates and Fees

Interest rates under the European Revolver will be calculated, at either LIBOR or Overnight LIBOR, plus a margin of 1.75%. If the European Borrowers draw advances on the European Revolver that are equal to or greater than 33.3% but less than 66.7% of the $15 million limit, then the margin increases to 2.00%. The margin rises to 2.25% if advances under the European Revolver are equal to or greater than 66.7% of the $15 million limit.

Collateral and Guarantees

The obligations under the European Revolver are guaranteed by each other European Borrower, certain other of the Company’s European subsidiaries and any existing or future direct and indirect subsidiaries that become a party to the ABL Facility. The European Revolver is secured by a first-priority perfected security interest in the European borrowers’ accounts receivables and inventory.

The foregoing descriptions of the amendments to the Term Credit Facility and ABL Facility do not purport to be complete and are qualified in their entirety by reference to the full text of the amended Term Credit Facility and the amended ABL Facility, which are filed as Exhibits 10.2 and 10.3 to this Annual Report of Form 10-K for the fiscal year ended December 31, 2013, respectively, and incorporated in this Item 9B by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Shareholders.

In June of 2013, we filed with the NYSE the Annual CEO Certification regarding our compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, we filed as exhibits to this Annual Report on Form 10-K the applicable certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of our public disclosures.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Shareholders.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements. The following documents are filed as Appendix A hereto and are included as part of this Annual Report on Form 10-K:
Financial Statements of Xerium Technologies, Inc.:
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Schedule
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income (loss) for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements
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

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on March 4, 2014.

XERIUM TECHNOLOGIES, INC.

By:	/s/ HAROLD C. BEVIS
Harold C. Bevis President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities indicated on March 4, 2014.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Xerium Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Xerium Technologies, Inc.  as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xerium Technologies, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Xerium Technologies, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 4, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina
March 4, 2014

XERIUM TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$25,716	$34,777
Accounts receivable, (net of allowance for doubtful accounts of $5,553 in 2013 and $5,300 in 2012)	87,952	84,456
Inventories	83,930	77,391
Prepaid expenses	8,179	9,386
Other current assets	15,695	14,839
Total current assets	221,472	220,849
Property and equipment, net	309,664	308,806
Goodwill	68,975	61,127
Intangible assets	14,470	18,678
Other assets	9,483	9,383
Total assets	$624,064	$618,843
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$8,267	$7,911
Accounts payable	42,220	36,884
Accrued expenses	61,368	59,757
Current maturities of long-term debt	2,166	2,397
Total current liabilities	114,021	106,949
Long-term debt, net of current maturities	432,706	434,684
Deferred taxes	16,350	16,582
Pension, other post-retirement and post-employment obligations	66,866	83,949
Other long-term liabilities	5,570	5,740
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares outstanding as of December 31, 2013 and 2012	—	—
Common stock, $0.001 par value, 20,000,000 shares authorized; 15,383,903 and 15,309,717 shares outstanding as of December 31, 2013 and 2012, respectively	15	15
Stock warrants	13,532	13,532
Paid-in capital	414,742	413,124
Accumulated deficit	(409,686)	(413,839)
Accumulated other comprehensive loss	(30,052)	(41,893)
Total stockholders’ deficit	(11,449)	(29,061)
Total liabilities and stockholders’ deficit	$624,064	$618,843

See accompanying notes.

XERIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2013	2012	2011
	(dollars in thousands except per share data)
Net sales	$546,892	$538,740	$586,960
Costs and expenses:
Cost of products sold	337,256	345,171	370,754
Selling	71,169	76,083	79,407
General and administrative	60,214	63,701	62,012
Research and development	10,037	11,681	12,097
Restructuring	14,844	25,708	1,589
	493,520	522,344	525,859
Income from operations	53,372	16,396	61,101
Interest expense, net	(40,681)	(37,878)	(39,150)
(Loss) gain on extinguishment of debt	(3,123)	243	(2,926)
Foreign exchange loss	(1,052)	(358)	(156)
Income (loss) before (provision) benefit for income taxes	8,516	(21,597)	18,869
(Provision) benefit for income taxes	(4,363)	3,562	(10,679)
Net income (loss)	$4,153	$(18,035)	$8,190
Net income (loss) per share:
Basic	$0.27	$(1.18)	$0.54
Diluted	$0.26	$(1.18)	$0.54
Shares used in computing net income (loss) per share:
Basic	15,359,445	15,222,462	15,079,771
Diluted	15,882,376	15,222,462	15,083,835

See accompanying notes.

XERIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2013	2012	2011

Net income (loss)	$4,153	$(18,035)	$8,190
Other comprehensive income (loss) before income taxes:
Foreign currency translation adjustments	(3,389)	(6,904)	(14,850)
Unrealized gain (loss) on derivative instruments	409	(124)	(520)
Defined benefit pension plan
Amortization of prior service cost	11	13	14
Amortization of net loss	2,323	2,199	1,225
Net gain (loss) on liability	9,534	(8,969)	(12,799)
Net gain (loss) on asset	4,901	3,193	(3,201)
Curtailment/settlement gain (loss)	190	(697)	389
Currency translation impact	(181)	(669)	335
Defined benefit pension plan, net	16,778	(4,930)	(14,037)
Other comprehensive income (loss), before income taxes	13,798	(11,958)	(29,407)
Income tax (provision) benefit related to components of other comprehensive income (loss)	(1,957)	1,611	238
Other comprehensive income (loss), net of tax	11,841	(10,347)	(29,169)
Comprehensive income (loss), net of tax	$15,994	$(28,382)	$(20,979)
See accompanying notes.

XERIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Warrants	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss (Income)	Total Stockholders’ Deficit
	Shares	Amount

	(dollars in thousands)
Balance at December 31, 2010	14,970,095	$15	$13,560	$411,531	$(403,994)	$(2,377)	$18,735
Net income	—	—	—	—	8,190	—	8,190
Other comprehensive loss	—	—	—	—	—	(29,169)	(29,169)
Issuance of common stock	175,356	—	—	(1,472)	—	—	(1,472)
Redemption of warrants	—	—	(28)	—	—	—	(28)
Compensation expense	—	—	—	1,439	—	—	1,439
Balance at December 31, 2011	15,145,451	15	13,532	411,498	(395,804)	(31,546)	(2,305)
Net loss	—	—	—	—	(18,035)	—	(18,035)
Other comprehensive loss	—	—	—	—	—	(10,347)	(10,347)
Issuance of common stock	164,266	—	—	(323)	—	—	(323)
Compensation expense	—	—	—	1,949	—	—	1,949
Balance at December 31, 2012	15,309,717	15	13,532	413,124	(413,839)	(41,893)	(29,061)
Net income	—	—	—	—	4,153	—	4,153
Other comprehensive income	—	—	—	—	—	11,841	11,841
Issuance of common stock	74,186	—	—	(118)	—	—	(118)
Compensation expense	—	—	—	$1,736	—	—	1,736
Balance at December 31, 2013	15,383,903	$15	$13,532	$414,742	$(409,686)	$(30,052)	$(11,449)

See accompanying notes.

XERIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2013	2012	2011
	(dollars in thousands)
Operating activities
Net income (loss)	$4,153	$(18,035)	$8,190
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Stock-based compensation	1,736	1,949	1,439
Depreciation	34,631	38,533	41,381
Amortization of other intangibles	1,772	2,305	2,305
Deferred financing cost amortization	2,963	3,424	2,307
Unrealized foreign exchange gain on revaluation of debt	1,706	582	139
Deferred taxes	(5,686)	(8,249)	334
Asset impairments	1,354	3,674	—
Loss (gain) on disposition of property and equipment	202	(576)	(564)
Curtailment/settlement loss	—	—	402
Loss (gain) on extinguishment of debt	3,123	(243)	2,926
Provision for doubtful accounts	425	954	1,255
Change in assets and liabilities which (used) provided cash:
Accounts receivable	(6,283)	5,595	(870)
Inventories	(8,777)	5,219	(3,413)
Prepaid expenses	979	(3,423)	(305)
Other current assets	(1,444)	584	(1,172)
Accounts payable and accrued expenses	6,799	9,336	(3,820)
Deferred and other long-term liabilities and assets	(1,539)	(2,307)	(5,326)
Net cash provided by operating activities	36,114	39,322	45,208
Investing activities
Capital expenditures	(44,145)	(21,705)	(30,154)
Proceeds from disposals of property and equipment	2,276	1,088	7,764
Restricted cash released	—	—	13,702
Net cash used in investing activities	(41,869)	(20,617)	(8,688)
Financing activities
Proceeds from borrowings (maturities longer than 90 days)	199,321	7,365	489,629
Principal payments on debt	(199,349)	(33,055)	(503,790)
Payment of deferred financing fees	(3,246)	(1,782)	(17,302)
Net cash used in financing activities	(3,274)	(27,472)	(31,463)
Effect of exchange rate changes on cash flows	(32)	(22)	(192)
Net (decrease) increase in cash	(9,061)	(8,789)	4,865
Cash and cash equivalents at beginning of year	34,777	43,566	38,701
Cash and cash equivalents at end of year	$25,716	$34,777	$43,566

Cash paid for interest	$33,691	$34,924	$34,525
Cash paid for income taxes	7,840	$6,943	$9,269

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

2. Accounting Policies
Basis of Presentation and Consolidation
The consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles ("U.S. GAAP"). The consolidated financial statements include the accounts of Xerium Technologies, Inc. and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.
Revenue Recognition
Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery including transfer of title has occurred, and there is a reasonable assurance of collection of the sales proceeds. The Company generally obtains written purchase authorizations from customers for a specific product at a specified price and considers delivery and transfer of title to have occurred primarily at the time of shipment. Revenue is recorded net of applicable allowances, including estimated allowances for returns, rebates, and other discounts. In our machine clothing segment, a small portion of our business has been conducted pursuant to consignment arrangements under which the Company does not recognize a sale of a product to a customer until the customer places the product into use, which typically occurs some period after the product is shipped to the customer or to a warehouse location near the customer’s facility. As part of the consignment agreement the Company delivers the goods to a location designated by the customer. In addition, the customer and the Company agree to a “sunset” date, which represents the date by which the customer must accept all risks and rewards of ownership of the product and payment terms begin. For consignment sales, revenue is recognized on the earlier of the actual product installation date or the “sunset” date.
Classification of Costs and Expenses
Cost of products sold includes raw materials, manufacturing labor, direct and indirect overhead costs, product freight, and depreciation of manufacturing plant and equipment. Warehousing costs incurred as a result of customer-specific delivery terms are also included in cost of products sold.
Selling expenses include direct sales force salaries, commissions, travel and entertainment expenses and other expenses as well as agents’ commissions and fees, other warehousing costs, advertising costs and marketing costs.
General and administrative expenses include costs relating to management and administrative staff such as employee compensation and benefits, travel and entertainment (non-sales), non-manufacturing facility occupancy costs including rent expense and professional fees, as well as depreciation on non-manufacturing equipment and office supplies and expenses.
Research and development expenses are comprised of engineering staff wages and associated fringe benefits, as well as the cost of prototypes, testing materials and non-capitalizable testing equipment.
Advertising Costs
Selling expenses include advertising expenses of $895, $1,215 and $1,380 in 2013, 2012 and 2011, respectively. The Company expenses all advertising costs as incurred.
Translation of Financial Statements
The reporting currency of the Company is U.S. Dollars. Assets and liabilities of non-U.S. operations are translated at year-end rates of exchange, and the consolidated statements of operations, comprehensive loss and cash flows are translated at the average rates of exchange during the year. Gains and losses resulting from translating non-U.S. Dollar denominated financial statements are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ deficit.

Foreign Exchange
Foreign exchange gains and losses arising out of transactions denominated in currencies other than a subsidiary’s functional currency are recorded in the consolidated statements of operations. Net exchange gains and losses are recorded in “Foreign exchange loss” and amounted to a loss of $(1,052), $(358) and $(156) for the years ended December 31, 2013, 2012 and 2011, respectively. Certain intercompany loans have been determined to be permanent, and accordingly, foreign exchange gains or losses related to such loans are recorded in accumulated other comprehensive income (loss).
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid short-term investments with maturities of three months or less when acquired. Short-term investments consist of time deposits or money market accounts at investment-grade banks. As of December 31, 2013, certain of the Company’s deposits in U.S. bank accounts exceeded the FDIC guarantee of $250 per depositor.
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
The components of inventories are as follows at:

	December 31,
	2013	2012
Raw materials	$19,921	$16,924
Work in process	26,425	23,681
Finished goods (includes consigned inventory of $8,697 in 2013 and $8,726 in 2012)	37,584	36,786
	$83,930	$77,391
In 2013, in connection with the closure of the Spain machine clothing facility, the Company reserved $954 of obsolete inventory. This charge is included in cost of products sold expense in the Consolidated Income Statements for the year ended December 31, 2013.
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
Long-lived Assets
Property and equipment
Property and equipment are recorded at cost. Property and equipment acquired in connection with acquisitions are recorded at fair value as of the date of the acquisition, and subsequent additions are recorded at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Asset		Years
Buildings and improvements		3-50
Machinery and equipment	— Heavy	16-25
	— General	13-15
	— Light	6-12
	— Molds, tools, office and computers	2-5

Property and equipment consist of the following at:

	December 31,
	2013	2012
Land	$21,611	$21,905
Building and improvements	141,074	139,672
Machinery and equipment	617,271	627,015
Construction in progress	33,311	10,031
Total	813,267	798,623
Less accumulated depreciation	(503,603)	(489,817)
	$309,664	$308,806
The Company recorded $34.6 million, $38.5 million and $41.4 million in depreciation expense in 2013, 2012 and 2011, respectively.
Assets held for sale or sold
At December 31, 2013, two rolls facilities in Charlotte, NC and Meyzieu, France were held for sale. These properties had carrying values of $0.5 million and $1.8 million, respectively. A vacant facility with a carrying value of $2.0 million was sold during the third quarter of 2013.

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
In 2013, the Company determined there was an impairment of $0.7 million to the carrying value of a vacant facility held for sale and certain other assets at March 31, 2013. This impairment charge is included in general and administrative expense in the Consolidated Statements of Operations for the year ended December 31, 2013. The facility and related assets were sold during the third quarter of 2013.
Intangible assets
Intangible assets consist of patents, licenses, trademarks and deferred financing costs. Patents, licenses and trademarks are amortized on a straight-line basis over their useful lives, which range from three to fifteen years. Deferred financing costs are amortized using the effective interest method as a component of interest expense over the life of the related debt.
Goodwill
The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other Intangible Assets (“Topic 350”). Topic 350 requires that goodwill and intangible assets that have indefinite lives not be amortized but, instead, must be tested at least annually for impairment or whenever events or business conditions warrant. Goodwill impairment testing is a two-step process. Step 1 involves comparing the fair value of the Company’s reporting unit to its carrying amount. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit carrying amount is greater than the fair value then the second step must be completed to measure the amount of impairment, if any. Step 2 calculates the implied fair value of goodwill by deducting the fair value of the net assets of the reporting unit from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. The Company performs an annual test for goodwill impairment as of December 31 at the reporting unit level. The Company has two reporting units: machine clothing and roll covers. For the purpose of performing the annual impairment test, the Company allocates all shared assets and liabilities to the reporting units based on the percentage of each reporting unit’s revenue to total revenue. Shared operating expenses are allocated to the reporting unit to the extent necessary to allow them to operate as independent businesses. To determine if impairment exists, the fair value of each reporting unit is compared to its carrying value. The fair value of the Company’s reporting unit is determined by using a weighted combination of both a market multiple approach and an income approach. The market multiple approach utilizes the Company’s and its competitors’ proprietary information that is used to value its reporting units. The income approach is a present value technique used to measure the fair value of future cash flows produced by each reporting unit. As a result of the annual tests for goodwill impairment performed as of December 31, 2013 and 2012, the Company determined that no goodwill impairment exists.
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
As of December 31, 2013, 2012 and 2011, the Company had outstanding restricted stock units (“RSUs”) (See Note 10 "Stock-Based Compensation"). Diluted average shares outstanding were computed using (i) the average market price for time-based RSUs and (ii) the actual grant date market price for non-employee director RSUs. The calculation of diluted earnings per share excludes the Company’s performance-based RSUs that are based on Adjusted EBITDA targets whose performance criteria have not been contingently achieved and therefore the RSUs have not been issued or are not contingently issuable. For the year ended December 31, 2012, the dilutive effect of potential future issuances of common stock underlying the Company’s

RSUs was excluded from the calculation of diluted average shares outstanding because their effect would have been anti-dilutive as the Company incurred a net loss.

	2013	2012	2011
Weighted-average common shares outstanding—basic	15,359,445	15,222,462	15,079,771
Dilutive effect of stock-based compensation awards outstanding	522,931	—	4,064
Weighted-average common shares outstanding—diluted	15,882,376	15,222,462	15,083,835
Dilutive securities aggregating approximately 2.1 million , 1.8 million and 1.9 million outstanding during the years ended December 31, 2013, 2012 and 2011, respectively, were not included in the computation of diluted earnings per share because the impact would be anti-dilutive to the earnings per share calculation.

Income Taxes
The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“Topic 740”), which requires the recognition of deferred tax assets and liabilities for the expected future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, representing future tax benefits, are reduced by a valuation allowance when the determination can be made that it is “more likely than not” that all or a portion of the related tax asset will not be realized. The deferred tax provision or benefit represents the annual change in deferred tax assets and liabilities, excluding any amounts accounted for as components of goodwill or accumulated other comprehensive income (loss), including the effect of foreign currency translation thereon. While the Company believes it has adequately provided for its income tax receivable or liabilities and its deferred tax assets or liabilities in accordance with Topic 740 income tax guidance, adverse determination by taxing authorities or changes in tax laws and regulations could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Income taxes are further discussed in Note 7.
Warranties
The Company offers warranties on certain rolls products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The Company estimates the costs that may be incurred under its warranties and records a liability for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. The table below represents the changes in the Company’s warranty liability included in accrued expenses for 2013 and 2012:

	Balance at Beginning of Year	Charged to Cost of Products Sold	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year
For the year-ended December 31, 2013	$1,324	$1,734	$72	$(1,501)	$1,629

For the year-ended December 31, 2012	$1,356	$1,512	$8	$(1,552)	$1,324
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
New Accounting Standards
In July of 2013, FASB issued ASU 2013-11 Income Taxes, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Taskforce) ("ASU 2013-11"). Beginning January 1, 2014, the effective date of this regulation, the Company will adopt the provisions of ASU 2013-11 related to presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  Adoption of ASU 2013-11 is not expected to have a material impact to the consolidated financial statements.

3. Goodwill, Intangible Assets and Deferred Financing Costs
At December 31, 2013 and 2012, the Company had cumulative goodwill impairment of $265.9 million. The following table provides changes in the carrying amount of goodwill by segment for the years ended December 31, 2013 and 2012:

	Machine Clothing	Roll Covers	Total
Balance at December 31, 2011	$39,940	$19,180	$59,120
Goodwill impairment	—	—	—
Foreign currency translations	1,839	168	2,007
Balance at December 31, 2012	41,779	19,348	61,127
Goodwill impairment	—	—	—
Foreign currency translations	7,665	183	7,848
Balance at December 31, 2013	$49,444	$19,531	$68,975
The components of intangible assets and deferred financing costs are summarized as follows at:

	December 31,
	2013	2012
Patents and licenses	$31,920	$31,920
Less accumulated amortization	(29,981)	(29,559)
Net patents and licenses	1,939	2,361
Trademarks	18,920	18,920
Less accumulated amortization	(17,765)	(16,505)
Net trademarks	1,155	2,415
Other intangibles	937	946
Less accumulated amortization	(639)	(557)
Net other intangibles	298	389
Deferred financing costs	12,629	18,951
Less accumulated amortization	(1,551)	(5,438)
Net deferred financing costs	11,078	13,513
Net amortizable intangible assets and deferred financing costs	$14,470	$18,678
Amortization expense for patents, licenses, trademarks and other intangibles amounted to $1,772 for the year ended December 31, 2013 and $2,305 for each of the years ended December 31, 2012 and 2011.
As of December 31, 2013, the estimated annual amortization expense for patents, licenses, trademarks and other intangibles for each of the succeeding five years total $2,844 as follows:

2014	$1,514
2015	359
2016	359
2017	337
2018	275

4. Notes Payable

In July of 2012, the Company's Austrian subsidiary entered into a working capital loan with a local banking institution. At December 31, 2013, the balance of this working capital loan is $8,267. This loan bears interest at a variable rate, which was 2.0% at December 31, 2013, and has a due date of June 30, 2014, with a twelve month roll-over option.

5. Long-term Debt
At December 31, 2013 and 2012, long-term debt consisted of the following:

	December 31, 2013	December 31, 2012
New senior secured term loan facility, payable quarterly, U.S. Dollar denominated–LIBOR (minimum 1.25%) plus 4.50% (5.75%) as of December 31, 2013, net of $1.0 million discount. Matures May of 2018	$198,000	$—
Prior first lien debt, payable quarterly, U.S. Dollar denominated–LIBOR (minimum 1.25%) plus 5.00% (6.25%) as of December 31, 2012	—	104,557
Prior first lien debt, payable quarterly, Euro denominated–EURIBOR (minimum 1.25%) plus 5.00% (6.25%) as of December 31, 2012	—	95,979
	198,000	200,536
Senior Notes (Unsecured), payable semi-annually–U.S. Dollar denominated interest rate fixed at 8.875%, matures June of 2018	236,410	236,410

Various debt at fixed interest rates	462	135
	434,872	437,081
Less current maturities	2,166	2,397
Total	$432,706	$434,684

During 2013, 2012 and 2011, the Company recorded $40.7 million, $37.9 million, and $39.2 million in interest expense, respectively.

On May 17, 2013 (the "Closing Date"), the Company entered into a Credit and Guaranty Agreement for a $200 million term loan credit facility (the “Term Credit Facility”), net of a discount of $1.0 million, among the Company, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions. The Company also entered into a Revolving Credit and Guaranty Agreement originally for a $40.0 million asset-based revolving credit facility subject to a borrowing base among the Company, Xerium Canada Inc., as Canadian borrower, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions (the "Domestic Revolver"). On March 3, 2014, the Company entered into an amendment to the Revolving Credit and Guaranty Agreement (as amended, the “ABL Facility,” and collectively with the Term Credit Facility, the “Credit Facility”) to add our German subsidiaries as European Borrowers and to provide for an additional $15 million European asset-based revolving credit facility subject to a European borrowing base (the "European Revolver"), increasing the aggregate availability under the ABL Facility to $55 million.
The Term Credit Facility provides for:

•
a six-year $200 million senior secured term loan facility, provided the facility would mature in March 2018 if any of the Company's 8.875% senior unsecured notes due 2018 in the aggregate principal amount of $240 million (the “Notes”) remain outstanding at that time;

•
an uncommitted accordion option (the “Incremental Facility”) allowing for increases for borrowings under the Term Credit Facility with the same terms, and borrowing of new tranches of term loans, up to an aggregate principal amount equal to (i) $75 million plus (ii) an additional amount (the “Facility Increase”) provided, if after giving effect to such Facility Increase (as well as any other additional term loans), on a pro forma basis, the Senior Secured Leverage Ratio (as defined in the Term Credit Facility) for the most recent four consecutive fiscal quarters does not exceed 2.25:1; and

•
in connection with the amendment to the ABL Facility, the Term Credit Facility was amended to permit the ABL Facility to be further increased by an additional $10 million, to a total aggregate availability of not more than $65 million, provided that if the ABL Facility is increased beyond $55 million, certain baskets for additional indebtedness and liens otherwise available to the Company under the Term Loan Facility will be reduced dollar-for-dollar by any additional increase to the ABL Facility.

The Domestic Revolver provides for a $40 million senior secured revolving credit facility with a $20 million sub-limit on letters of credit. The European Revolver provides for a $15 million senior secured revolving credit facility with a $10 million sub-limit on letters of credit. Availability under both the Domestic Revolver and the European Revolver is subject to a borrowing base that is based on a specified percentage of eligible accounts receivable and inventory. The term of the ABL Facility is five years, provided that if any of the Notes remain outstanding in March 2018, the ABL Facility would mature at that time.

The Company used the borrowings under the Term Credit Facility to refinance all of its outstanding indebtedness under its previously existing senior secured term loan and revolving credit facility entered into in 2011 (the "2011 Credit Facility"). The Company intends to draw upon the ABL Facility from time-to-time for working capital and general corporate purposes.
The Term Credit Facility will require the Company to make amortization payments (payable in quarterly installments) equal to 1% of principal per annum with respect to the Term Credit Facility with the remaining amount due at final maturity. Voluntary prepayments will be permitted, in whole or in part, subject to minimum prepayment requirements; provided that prepayments made prior to the date that is six months after the Closing Date of the Term Credit Facility for the purpose of repricing or effectively repricing the term loan facilities must include a 1.0% prepayment premium; provided, further, that voluntary prepayments of loans bearing interest at the London Interbank Offered Rate (“LIBOR”) on a date other than the last day of the relevant interest period will be subject to the payment of customary breakage costs.
If the total amount of advances outstanding under the ABL Facility exceed either $40 million or the borrowing base, the Company must repay an amount equal to the excess borrowing. If obligations under all outstanding letters of credit exceeds $20 million, the Company must cash collateralize its letters of credit in an amount equal to the excess obligations outstanding. Similarly, if the total amount of advances outstanding under the European Revolver exceed either $15 million or the European borrowing base, the Company must repay an amount equal to the excess borrowing. If obligations under all outstanding
European-based letters of credit exceeds $10 million, the Company must cash collateralize its letters of credit in an amount equal to the excess obligations outstanding.
The interest rates under the Term Credit Facility will be calculated, at the Company's option, at either the base rate or LIBOR, plus a margin of 4.00% and 5.00%, respectively. Each of the base rate and LIBOR shall be subject to a minimum of 2.25% and 1.25%, respectively. If the Company's Senior Secured Leverage Ratio (as defined in the Credit Facility) is less than 2.00:1 at any quarterly determination date, then the margins over the base rate and LIBOR will be 3.50% and 4.50%, respectively.
Depending on whether advances are made in U.S. Dollars or Canadian Dollars, interest rates under the Domestic Revolver will be calculated, at the Company's option, at either a U.S.-based or Canadian-based base rate ("Base Rate Loans") or LIBOR or the Canadian Dealer Offered Rate ("CDOR") (each, "Fixed Rate Loans"), respectively, plus a margin of 0.75% for Base Rate Loans and a margin of 1.75% for Fixed Rate Loans. If the Company draws advances on the Domestic Facility that are equal to or greater than 33.3% but less than 66.7% of the $40 million limit, then the margins on Base Rate Loans and Fixed Rate Loans increase to 1.00% and 2.00%, respectively. The margins rise to 0.75% and 1.75%, respectively, if advances under the ABL Facility are equal to or greater than 66.7% of the $40 million limit. Interest rates under the European Revolver will be calculated, at either LIBOR or Overnight LIBOR, plus a margin of 1.75%. If the European Borrowers draw advances on the European Revolver that are equal to or greater than 33.3% but less than 66.7% of the $15 million limit, then the margin increases to 2.00%. The margin rises to 2.25% if advances under the European Revolver are equal to or greater than 66.7% of the $15 million limit. In addition to paying interest on outstanding advances under the ABL Facility, the Company will be required to pay a commitment fee to the lenders in respect of the unutilized commitments at a rate equal to 0.50% per annum if advances under the ABL Facility are less than or equal to 50% of the commitments or a rate equal to 0.375% per annum if advances under the ABL are more than 50% of the commitments.
The obligations under the Credit Facility are guaranteed by all of the Company's existing and future direct and indirect subsidiaries that are organized in the United States (subject to certain exceptions in the case of immaterial subsidiaries and joint ventures) and, (i) in the case of the Domestic Facility, by Xerium Canada Inc. and any future Canadian subsidiaries, provided that non-U.S. guarantors will only be liable for obligations of Xerium Canada Inc. and any other Canadian borrowers and (ii) in the case of the European Revolver, by each other European Borrower, certain other of the Company’s European subsidiaries and any existing or future direct and indirect subsidiaries that become a party to the ABL Facility. The Term Credit Facility is secured by a first-priority perfected security interest in substantially all of the assets of the Company, Xerium Canada Inc. and such subsidiary guarantors (collectively, the “Loan Parties”), in each case, now owned or later acquired, except with respect to the Loan Parties' accounts receivables and inventory, which are secured by a second-priority interest. The ABL Facility is secured by a first-priority perfected security interest in the Loan Parties' accounts receivables and inventory, and a second-priority interest in substantially all of the Loan Parties' other assets.
The Credit Facility contains certain customary covenants that, subject to exceptions, restrict the Company's ability to, among other things:
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
The Credit Facility eliminates the interest coverage and leverage coverage ratio maintenance tests that were contained in the Company's 2011 Credit Facility. However, the ABL Facility contains a springing Fixed Charge Coverage Ratio (as defined in the ABL Facility), which must be not less than 1.00:1 during periods in which our Global Excess Availability (as defined in the ABL Facility) falls below certain minimum thresholds.
The Credit Facility contains certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults and cross-acceleration to certain indebtedness, certain events of bankruptcy, certain triggering events under U.S. and, in the case of the ABL Facility, Canadian employee benefit plans, material judgments, actual or asserted failures of any guarantee or security document supporting the Credit Facility to be in full force and effect and a change of control. If an event of default occurs, the lenders under the Credit Facility would be entitled to take various enforcement actions, including acceleration of amounts due under the Credit Facility and all actions permitted to be taken by a secured creditor.
On May 26, 2011, the Company completed a refinancing transaction, which replaced certain of its then outstanding indebtedness with the Notes. The Notes contain customary covenants that, subject to certain exceptions, restrict its ability to enter into certain transactions and engage in certain activities.
The aggregate scheduled principal payments over the term of the Credit Facility, (excluding the $1,000 discount), the Notes and other long-term debt are shown below.

Total Scheduled Principal Payments including balloon payments
2014	$2,166
2015	2,026
2016	2,027
2017	2,029
2018	427,441
2019 and thereafter	183

$435,872

Additionally, the following table outlines the estimated future interest payments to be made under the Credit Facility, the Notes and other long-term debt over the term of the obligations:

Total Estimated Interest Payments at December 31, 2013
2014	$32,699
2015	32,582
2016	32,465
2017	32,348
2018	13,402
2019 and thereafter	28

$143,524

As of December 31, 2013, an aggregate of $21.2 million is available for additional borrowings under the Credit Facility. This availability represents the $35.0 million under the revolving facility that is currently collateralized by certain assets of the Company less $13.8 million of that facility committed for letters of credit. Additionally, at December 31, 2013, the Company had approximately $5.1 million available for borrowings under other small lines of credit.

As of December 31, 2013 and December 31, 2012, the carrying value of the Company’s long-term debt was $434.9 million and $437.1 million, respectively, and its fair value was approximately $451.6 million and $410.1 million, respectively.

The Company determined the fair value of its debt utilizing significant other observable inputs, provided by Bloomberg (Level 2 of the fair value hierarchy).
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
The Company, from time to time, may enter into foreign exchange forward contracts to fix currencies at specified rates based on expected future cash flows to protect against the fluctuations in cash flows resulting from sales denominated in foreign currencies. Additionally, to manage its exposure to fluctuations in foreign currency on intercompany balances and certain purchase commitments, the Company, from time to time, may use foreign exchange forward contracts.
As of December 31, 2013 and 2012, the Company had outstanding derivatives that were not designated as hedges in qualifying hedging relationships. The value of these contracts is recognized at fair value based on market exchange forward rates and is recorded in other assets (liabilities) on the Consolidated Balance Sheet. The fair value of these derivatives at December 31, 2013 and 2012 was $530 and $357, respectively. The change in fair value of these contracts is included in foreign exchange gain (loss) and was $1,065, $647 and ($1,061) for the years ended December 31, 2013, 2012 and 2011, respectively, and is recorded in the Consolidated Statements of Operations.
The following represents the notional amounts sold and purchased for the year ended December 31, 2013:

Foreign Currency Derivative (as of December 31, 2013)	Notional Sold	Notional Purchased
Non-designated hedges of foreign exchange risk	$31,881	$(16,870)
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
To comply with Topic 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2013 and December 31, 2012, respectively, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy. The Company does not have any derivatives valued using significant unobservable inputs (Level 3) as of December 31, 2013 or 2012. The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.
As of December 31, 2013

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observables Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives	$530	$—	$530	$—
Total	$530	$—	$530	$—

  As of December 31, 2012

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observables Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives	$357	$—	$357	$—
Total	$357	$—	$357	$—

7. Income Taxes
The components of domestic and foreign income (loss) before the provision for income taxes are as follows:

	Year ended December 31,
	2013	2012	2011
U.S	$(14,230)	$(20,595)	$(21,683)
Foreign	22,746	(1,002)	40,552
Total	$8,516	$(21,597)	$18,869
The components of the income tax provision (benefit) are as follows:

	Year ended December 31,
	2013	2012	2011
Current:
U.S.	$222	$749	$788
Foreign	9,827	3,938	9,557
Total current	10,049	4,687	10,345
Deferred:
U.S	113	(206)	(93)
Foreign	(5,799)	(8,043)	427
Total deferred	(5,686)	(8,249)	334
Total provision (benefit)	$4,363	$(3,562)	$10,679

For the years ended December 31, 2013 and 2012, the (provision) benefit for income taxes was $(4,363) and 3,562 respectively. The Company's effective income tax rate for the year ended December 31, 2013 was 51.2% as compared with our effective rate for the year ended December 31, 2012 of 16.5%. The Company's effective income tax rate is primarily impacted by income the Company earns in tax paying jurisdictions relative to income it earns in non-tax paying jurisdictions. The majority of income recognized for purposes of computing the Company's effective tax rate is earned in countries where the statutory income tax rates range from 15% to 39.43%. The Company generates losses in certain jurisdictions for which it receives no tax benefit as the deferred tax assets in these jurisdictions (including the net operating losses) are fully reserved by a valuation allowance. For this reason, the Company recognizes minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States, the United Kingdom and Australia. Due to these reserves, the geographic mix of its pre-tax earnings has a direct correlation with how high or low its annual effective tax rate is relative to consolidated earnings.

The provision for income taxes differs from the amount computed by applying the U.S. statutory tax rate (35)% to income before income taxes, due to the following:

	Year ended December 31,
	2013	2012	2011
Book income (loss) at U.S. 35% statutory rate	$2,981	$(7,559)	$6,604
State income and other taxes due, net of federal benefit	605	645	1,070
Foreign tax rate differential	590	672	(1,794)
Dividends and other foreign income	1,679	6,904	3,708
Change in valuation allowance	(4,885)	4,325	910
Tax rate changes	1,922	1,798	2,263
Tax credits and refunds	(185)	(427)	(41)
Goodwill	(2,292)	(2,512)	(2,933)
Change in unrecognized tax benefits and tax reserves	(89)	(6,004)	(343)
Provision to return adjustments	(209)	(579)	(910)
Non-deductible expenses	1,333	1,983	1,689
Statute expiration of tax attributes	2,764	—	—
Other, net	149	(2,808)	456
Total	$4,363	$(3,562)	$10,679

The effective tax rate on continuing operations for the year ended December 31, 2013 varied from the statutory rate of 35% primarily due to the tax effect on dividends and other foreign income, statute expirations of tax attributes, tax rate changes, and changes in valuation allowances. The amount for dividends and other foreign income was $1,679, primarily related to residual U.S. taxes provided on foreign earnings no longer considered permanently reinvested including $327 of foreign withholding taxes, offset by residual U.S. taxes no longer provided on foreign earnings considered permanently reinvested for Argentina for years prior to 2013. The statute expiration of tax attributes relates to net operating loss carry-forwards in China and France and resulted in a corresponding decrease to the valuation allowance. Enacted tax rate changes of

$1,922 primarily relate to the revaluation of U.K. deferred tax assets as a result of an enacted law change, which are fully offset by a corresponding valuation allowance. The change in the valuation allowance of $(4,885) relates primarily to a decrease in domestic deferred tax assets of $(2,590), a removal of the Canadian valuation allowance of $6,194, and approximately $(15,871) of pre-tax losses generated in foreign jurisdictions for which the Company has determined no benefit should be recorded.
The effective tax rate on continuing operations for the year ended December 31, 2012 varied from the statutory rate of 35% primarily due to the tax effect on dividends and other foreign income, changes in valuation allowances and the change in unrecognized tax benefits and tax reserves. The amount for dividends and other foreign income was $6,904. The change in the valuation allowance of $4,325 relates to a reduction in domestic deferred tax assets of ($268), offset by an increase in deferred tax assets for foreign jurisdictions primarily related to current year losses in jurisdictions for which the Company has determined no benefit should be recorded, as well as additional items that are not currently deductible. The change in unrecognized tax benefits and tax reserves were from tax audit settlements which resulted in the reversal of tax expense of approximately $5,188, statute of limitations expiring which allowed the Company to reverse reserves of approximately $1,094 and the recording of net additional reserves of $(278).
For the year ended December 31, 2011, the Company reported the tax effect for the change in valuation allowance and provision to return adjustments in the amounts of $910 and $(910), respectively. Given that all U.S. deferred tax assets are fully reserved in the valuation allowance, the prior year domestic loss resulted in an increase to the valuation allowance of approximately $7,589. This increase was partially offset by domestic permanent income adjustments in 2011 primarily related to foreign income inclusions of $(2,989) and state net operating loss of $(1,648).
For the years ended December 31, 2013 and 2012, tax expense included a benefit of approximately $249 and $250 for a Chinese tax holiday expired in the year ending December 31, 2013.
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

The tax effect of temporary differences which give rise to deferred income tax assets and liabilities are as follows:

	Year Ended December 31,
	2013	2012
Deferred tax assets arising from:
Loss carryforwards	$109,299	$115,620
Intangible assets, net	1,825	5,237
Pension and other benefit accruals	12,457	18,912
Tax credits	1,582	1,600
Investments	2,102	2,721
Interest and finance fees	2,975	2,245
Other allowances and accruals, net	14,855	13,954
Total	145,095	160,289
Deferred tax liabilities arising from:
Property and equipment, net	29,174	31,973
Intangible assets, net	2,731	2,612
Foreign income inclusions	16,455	19,679
Other allowances and accruals, net	143	76
Total	48,503	54,340
Valuation allowance	99,860	112,143
Net deferred tax liability	$3,268	$6,194

Deferred taxes are recorded as follows in the consolidated balance sheets:

	December 31,
	2013	2012
Current Deferred Tax Asset, Net	$8,125	$6,213
Current Deferred Tax Liability, Net	88	387
Noncurrent Deferred Tax Asset, Net	5,045	4,562
Noncurrent Deferred Tax Liability, Net	16,350	16,582
Net Deferred Tax Liability	$3,268	$6,194
As of December 31, 2013, the Company has pre-tax net operating loss carry-forwards for U.S. federal income tax purposes of approximately $178,712 that expire on various dates from 2025 through 2033 and federal tax credits of approximately $166 that either expire on various dates or can be carried forward indefinitely. As of December 31, 2013, the Company has pre-tax net operating loss carry-forwards for U.S. state income tax purposes of approximately $195,101 that expire on various dates from 2014 through 2033. As of December 31, 2013, the U.S. federal and U.S. state net operating loss carry-forwards and federal tax credits are fully reserved in our valuation allowance. The Company has foreign federal net operating loss carry-forwards of approximately $148,719 and capital loss carry forwards of $8,172, the majority of which can be carried forward indefinitely, and federal and provincial tax credits of approximately $1,416 that begin to expire primarily in 2024 or are carried forward indefinitely. As of December 31, 2013, $106,172, $8,165 and $97, of foreign federal net operating loss carry-forwards, capital loss carry-forwards and federal and provincial tax credits, respectively, are reserved in our valuation allowance.
As of December 31, 2013, the Company had a valuation allowance in place for certain of its deferred tax assets due to the Company’s accumulated loss position, and its uncertainty around the future profitability in certain of its tax jurisdictions. The valuation allowance primarily relates to deferred tax assets for available net operating loss carry forwards in the United States, the United Kingdom, Germany, Sweden, France, Australia, China, Vietnam and Spain. While the Company believes it has adequately provided for its income tax assets and liabilities in accordance with Topic 740, it recognizes that adverse determinations by taxing authorities, or changes in tax laws and regulations could have a material adverse effect on its consolidated financial position, results of operations or cash flows.
During the year ended December 31, 2013, the Company reassessed its valuation allowance requirements related to its Canadian operations, evaluating all available evidence in its analysis, both positive and negative, including historical and projected income and losses before the provision for income taxes, as well as reversals of temporary differences. The Company also considered tax planning strategies that are prudent and can be reasonably implemented if needed in order to realize the related tax benefits. During 2013, the Company recorded $6,194 of tax benefits related to the reversal of its valuation allowance previously established against its Canadian net deferred tax assets. The Company believes that the deferred tax assets are more likely than not to be realized based on estimates of future taxable income generated by reversing taxable temporary differences and future earnings of the Canadian operations. The Canadian deferred tax assets primarily begin to expire in 2026.
Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $109,158 at December 31, 2013. Earnings generated prior to 2013 are considered to be indefinitely reinvested for continued use in foreign operations except for a portion of the earnings generated by Brazil and Mexico. As a result of future cash requirements in Argentina to fund capital expenditures and restructuring, the undistributed earnings of the Company’s Argentine subsidiary are no longer available for future remittance, with the exception of its earnings from 2013 which are not considered to be permanently reinvested. The earnings generated in all foreign subsidiaries for 2013 are not considered to be permanently reinvested, because of our desire to manage global cash and liquidity related to capital expenditures, restructuring payments, and other changes in business conditions going forward. The amount of undistributed earnings not considered to be permanently reinvested for which we have recorded a deferred tax liability is $52,147. Federal income taxes and foreign withholding taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the United States and be taxable. For those countries for which earnings generated prior to 2013 are considered to be indefinitely reinvested, no provision for U.S. income taxes or foreign withholding taxes has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes and foreign withholding taxes payable to the various jurisdictions. These earnings relate to on-going operations and were approximately $57,011 as of December 31, 2013.
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
As of December 31, 2013, the Company had a gross unrecognized tax benefit of $7,492, exclusive of interest and penalties. The unrecognized tax benefit increased by approximately $311 during the year ended December 31, 2013. The unrecognized tax benefit increased as a result of foreign currency effects, the release of a Canadian valuation allowance, and ongoing changes in currently reserved positions. The unrecognized tax benefit decreased as a result of statute expirations, audit settlements, and a decrease in unrecognized tax benefits which would result in a deferred tax asset that, if recognized, would require a full valuation allowance. For all periods presented, the Company has revised its presentation of gross unrecognized tax benefits to consider the effects of unrecognized tax benefits that would result in a deferred tax asset that, if recognized, would require a full valuation allowance. As a result of the revised presentation, the Company’s unrecognized tax benefits are presented as a reduction of a deferred tax asset to the extent the unrecognized tax benefit has created or increased a deferred tax asset, and the reconciliation of the balance of unrecognized tax benefits includes such effects. To the extent the unrecognized tax benefit has not created or increased a deferred tax asset, the Company’s unrecognized benefit is presented as a liability. As presented herein, the gross unrecognized tax benefit as of December 31, 2012, and December 31, 2011, increased by $3,907 and $4,624, respectively, for unrecognized tax benefits that would result in a deferred tax asset that, if recognized, would otherwise require a full valuation allowance. This is presentation only, as the corresponding valuation allowance is recorded as presented, in the deferred tax reconciliation above. These gross unrecognized tax benefits primarily related to the U.S. and have no effect on the provision for income taxes for the periods ending December 31, 2012, and December 31, 2011.
A reconciliation of the balances of the unrecognized tax benefits is as follows, (excludes interest and penalties):

	Year Ended December 31,
	2013	2012	2011
Balance as of January 1	$7,181	$13,244	$14,057
Gross (decreases) increases-tax positions in prior period due to settlements	(446)	(5,117)	34
Gross (decreases) increases-tax positions in prior period-other	867	(170)	(319)
Gross decreases-related to lapse in statute of limitations	(1,004)	(1,154)	(628)
Gross increases-tax positions in current period	820	236	272
Currency effects	74	142	(172)
Balance at December 31	$7,492	$7,181	$13,244

The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense and accordingly, the Company recorded a $363 benefit, including currency effects, and a $658 benefit, including currency effects, for interest and penalties during the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, the Company had accrued interest and penalties related to uncertain tax positions of approximately $1,699 and $2,016, respectively. The Company's unrecognized tax benefits increased by approximately $311 and decreased by $5,346 during the years ended December 31, 2013 and 2012, respectively. If the Company were to prevail on all unrecognized tax benefits recorded, approximately $5,320 would benefit the effective tax rate. During the next twelve months, management estimates a range between $0 and $1,010 of the Company's gross unrecognized tax benefit will reverse due to statute of limitations expiring which relate to various miscellaneous items and will benefit the effective tax rate. The company regularly evaluates, assesses and adjusts the related liabilities in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period.
In November of 2011, the Federal Revenue Department of the Ministry of Finance of Brazil (“FRD”) issued a tax assessment against the Company’s indirect subsidiary, Xerium Technologies Brasil Indústria e Comércio S.A. (“Xerium Brazil”), challenging the goodwill recorded in the 2005 acquisition of Wangner Itelpa and Huyck Indústria e Comércio S.A. by Robec Brasil Participações Ltda. This assessment denies the amortization of that goodwill against net income for the years 2006 through 2010 and seeks payment of approximately $38,710, (subject to currency exchange rates) of tax, penalties and interest. The Company believes the transactions in question (i) complied with Brazilian tax and accounting rules, (ii) were effected for a legitimate business purpose, to consolidate the Company’s operating activities in Brazil into one legal entity, and (iii) were properly documented and declared to Brazilian tax and corporate authorities. Based on the foregoing, Xerium Brazil filed a response disputing the tax assessment at the first administrative level of appeal within the FRD in December 2011. Based on the foregoing, Xerium Brazil filed a response with the FRD in December 2011 disputing the tax assessment. In December 2012, an administrative panel at the first administrative appeals level within the FRD rendered a decision upholding the assessment, but reducing the penalties claimed by fifty percent. This decision reduced the total assessment by approximately $10,438 to $28,272. On January 18, 2013, Xerium Brazil appealed the decision of this first administrative panel to the second of three administrative appeals courts potentially available to it within the FRD.
Although there can be no assurances, at December 31, 2013, the Company believed it was more likely than not that it would prevail on every tax position under examination and therefore it did not accrue any amounts related to this assessment in 2013. Because this dispute is at a preliminary stage for resolution with the FRD, the Company cannot assure a favorable outcome and cannot currently estimate the timing of the final resolution of this matter. The Company believes it has meritorious defenses, is continuing to vigorously contest this matter and, if the administrative courts of the FRD do not rule in the Company's favor, intends to appeal its case to the Brazilian judicial courts. However, if management's view of its position and the probable outcome of assessment changes or the FRD’s position is sustained by Brazilian judicial courts, the amount accrued would adversely impact the Company’s financial condition and results of operations in the period in which any such determination or decision is made.
The tax years 2005 through 2013 remain open to examination in the Company's U.S. federal jurisdiction, and the tax years 2001 through 2013 remain open to examination in the Company's U.S. state jurisdictions. The tax years 2005 through 2013 remain open to examination in the major foreign taxing jurisdictions to which the Company and its subsidiaries are subject. There are currently no U.S. Federal audits or examinations underway. In December 2013, the Company was informed of a U.S. state audit. This audit will commence in early 2014. In the fourth quarter of 2013, the Company was also informed of an audit of its Canadian subsidiary. This audit will commence in early 2014. The Company has ongoing audits and tax litigation in other foreign jurisdictions.

In December 2013, the Company concluded an audit relating to its Austrian subsidiary for tax years 2007 through 2009. A tax benefit of $1,063 was recorded as a result of the effective settlement of certain unrecognized tax benefits.
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
The Company does not fund certain plans, as funding is not required. Approximately $50,700 of the total underfunded status of $67,551 and $51,500 of the total underfunded status of $84,524 relate to these unfunded pension plans as of December 31, 2013 and 2012, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. In addition, the Company also intends to fund its UK and Canadian defined benefit plans in accordance with local regulations. Additional discretionary contributions are made when deemed appropriate to meet the long-term obligations of the plans.
In accordance with the provisions of Topic 715, the measurement date for defined benefit plans outside the U.S. is December 31 for the years ended December 31, 2013, 2012 and 2011.
Postemployment Obligations
The Company has postemployment plans in various countries and accounts for these plans in accordance with Topic 715. The Company’s postemployment obligations consist primarily of payments to be made to employees upon termination of employment, as defined, and are accrued according to local statutory laws in the respective countries. The Company’s obligation for postemployment benefits amounted to $2,458 and $2,257 as of December 31, 2013 and 2012, respectively.

Benefit Obligations and Plan Assets
A summary of the changes in benefit obligations and plan assets as of December 31, 2013 and 2012 is presented below.

	Defined Benefit Plans
	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$168,736	$154,468
Service cost	3,633	3,867
Interest cost	6,221	6,708
Plan participants’ contributions	108	109
Actuarial (gain) loss	(9,534)	9,584
Currency translation impact	272	2,275
Settlement/curtailment	(716)	(697)
Administrative expenses paid	(665)	(274)
Benefits paid	(6,954)	(7,304)
Benefit obligation at end of year	$161,101	$168,736
Change in plan assets
Fair value of plan assets at beginning of year	$84,212	$72,477
Actual return on plan assets	10,288	8,208
Employer contributions	8,076	9,567
Plan participants’ contributions	108	109
Settlement/curtailment	(716)	(82)
Administrative expenses paid	(665)	(274)
Currency translation impact	(799)	1,511
Benefits paid	(6,954)	(7,304)
Fair value of plan assets at end of year	93,550	84,212
Funded status (1)	$(67,551)	$(84,524)

(1)	In accordance with Topic 715, $3,803 and $3,749 of this amount is recorded in accrued expenses as of December 31, 2013 and 2012, respectively.

All of the Company’s pension plans that comprise the pension obligation amounts above have a projected benefit obligation equal to or in excess of plan assets as of the years ended December 31, 2013 and 2012. The accumulated benefit obligation was $152,988 and $158,929 as of the years ended December 31, 2013 and 2012, respectively.
Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	December 31,
	2013	2012
Projected benefit obligation	$135,102	$168,736
Accumulated benefit obligation	130,110	158,929
Fair value of plan assets	69,322	84,212

Components of Net Periodic Benefit Cost

	Defined Benefit Plan
	2013	2012	2011
Service cost	$3,633	$3,867	$3,409
Interest cost	6,221	6,708	6,945
Expected return on plan assets	(5,555)	(4,986)	(5,113)
Amortization of prior service cost	11	13	14
Amortization of net loss	2,323	2,230	1,378
Net periodic benefit cost	$6,633	$7,832	$6,633
The total unrecognized net loss recorded in Other Comprehensive Income at December 31, 2013 is $34,948. For defined benefit plans, the estimated net loss and prior service cost to be amortized from accumulated other comprehensive loss during 2014 is expected to be $1,170 and $0, respectively.

Additional Information	Defined Benefit Plans
	2013	2012
Change in funded status included in accumulated other comprehensive loss, net of tax	$14,821	$(3,319)
Assumptions
Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	Defined Benefit Plans
	2013	2012
Discount rate	4.25%	3.85%
Rate of compensation increase	3.75%	3.56%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:

	Defined Benefit Plans
	2013	2012
Discount rate	3.85%	4.49%
Expected long-term return on plan assets	6.71%	6.71%
Rate of compensation increase	3.56%	3.61%
The expected long-term return on plan assets is calculated based on a building-block approach, whereby the components are weighted based on the long-term allocation of pension plan assets.
Plan Assets
The percentage of fair value of total plan assets for funded plans are invested as follows:

	Plan Assets at December 31,
Asset Category	2013	2012
Marketable equities	60%	62%
Fixed income securities	40%	38%
Total	100%	100%
The Company’s plan assets are invested in the U.S., the United Kingdom (“UK”) and Canada. Plan asset investments are accounted for at cost on the trade date and are reported at fair value. Canadian plan assets totaling $25,699 and UK plan assets totaling $29,929 are classified as Level 2 within the fair value hierarchy. Certain U.S. plan assets totaling $3,027 are classified as Level 3 within the fair value hierarchy, since the Company does not have the ability to redeem at net asset value for a period longer than one quarter following the measurement date. All other plan assets totaling $34,895 are classified as Level 1. Level 2 valuations are based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. The Company measures fair value of its Level 3 investments through the use of a net asset value per share.
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

U.K. Plan Assets: Approximately 68% of the Company’s U.K. plan assets are invested in the U.K., of which 29% are invested in marketable equity securities and 71% are invested in fixed income securities managed by the fund manager. The trustees of the U.K. pension plan have adopted a strategic allocation comprising of 50% equity investment and 50% bond investment. The allocation of equity investments between U.K. domestic and U.K. foreign equities is 50% and 50%, respectively and the fixed income bond investment is allocated equally between government and corporate bonds in the U.K. Investment risk is substantially reduced by diversification of investments and accordingly, assets were invested 50% in the fund manager’s Global Equity Index Fund, 25% in the Over 15 Year Gilts Index Fund and 25% in the AAA-AA-A Bonds Over 15 Year Index Fund. The majority of the plan liabilities are linked to price and salary inflation. The policy is therefore to invest the majority of the assets in investments which are expected to exceed price inflation and general salary growth over long periods.
Canadian Plan Assets: Approximately 62% of the Company’s Canadian plan assets are invested in Canada, of which 48% are invested in marketable equity securities, 48% are invested in fixed income securities and 4% are cash managed by the fund manager. The Company’s pension committee has adopted a strategic allocation comprising of approximately 66% equity investment and 30% bond investment and 4% cash. As of December 31, 2013, assets were invested 84% in the fund manager’s Balanced Pension Trust Series O and 16% in the U.S. Pooled Pension Fund Series O. Investments are made with due consideration for the overall funds’ risk and expected return.
Contributions
The Company expects to make contributions of approximately $8,816 under its defined benefit plans in 2014.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Defined Benefit Plans
2014	$7,266
2015	7,079
2016	7,082
2017	7,396
2018	7,459
Years 2019 and thereafter	42,590
The Company sponsors various unfunded defined contribution plans that provide for retirement benefits to employees, some in accordance with local government requirements. The Company also maintains a funded retirement savings plan for U.S. employees which is qualified under Section 401(k) of the U.S. Internal Revenue Code. The plan allows eligible employees to contribute up to 99% of their compensation (subject to certain Internal Revenue Service limitations), with the Company matching 200% of the first 1% of employee compensation and 100% of the next 4% of employee compensation. The following represents the approximate matching contribution expense for the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31,
	2013	2012	2011
Matching contribution expense	$1,604	$1,684	$1,721

9. Commitments and Contingencies
Leases
The Company leases office buildings, vehicles, and computer equipment for its worldwide operations. Minimum rent is expensed on a straight-line basis over the term of the leases. Operating lease rental expense was $3,893, $5,443 and $5,622 during the years ended December 31, 2013, 2012 and 2011, respectively. These leases expire at various dates through 2023.
At December 31, 2013, future minimum rental payments due under non-cancelable operating leases were as follows:

2014	$4,320
2015	3,612
2016	2,937
2017	2,135
2018	1,828
Thereafter	1,254

Total minimum operating lease payments	$16,086

In addition, the Company entered into a capitalized lease during 2013 for its new corporate headquarter location. The lease commences February 1, 2014 and extends through February 1, 2024. At December 31, 2013, the Company recorded $0.3 million in leasehold improvements related to this lease. Future minimum rental payments due under this lease at December 31, 2013 were as follows:

2014	$450
2015	620
2016	632
2017	644
2018	656
Thereafter	3,520

Total minimum capital lease payments	$6,522

Collective Bargaining and Union Agreements
Approximately 70% of the Company’s employees either are subject to various collective bargaining agreements or are members of trade unions, employee associations or workers councils predominantly outside of the United States. Approximately 4% of those employees subject to collaborative bargaining agreements, or 0.6% of the Company’s total employees, are covered by agreements that are set to expire during 2014.
Legal Proceedings
The Company and its subsidiaries are involved in various legal matters, which have arisen in the ordinary course of business as a result of various labor claims, taxing authority reviews and other legal matters. As of December 31, 2013, the Company had accrued an immaterial amount in its financial statements for these matters for which (1) management believed the possibility of loss was either probable or possible, and (2) was able to estimate the damages. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of our strategies related to these proceedings. See Note 7 "Income Taxes" for a discussion of the governmental proceeding of Xerium Brazil.
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

10. Stock-Based Compensation and Stockholders’ Deficit
The Company records stock-based compensation expense in accordance with ASC Topic 718, Accounting for Stock Compensation ("Topic 718") and has used the straight-line attribution method to recognize expense for time-based restricted stock units ("RSU's") and deferred stock units ("DSUs") and recognizes expense for the performance and market-based restricted stock units based on management's estimate of performance against the targets in each plan. The Company recorded stock-based compensation expense during the years ended December 31, 2013, 2012 and 2011 as follows:

	For the Years Ended December 31,
	2013	2012	2011
RSU and DSU Awards (1)	$1,457	$1,856	$1,091
Management Incentive/Performance Award Programs (2)	—	—	348
Other Awards (3)	279	93	—
Total	$1,736	$1,949	$1,439

(1)	Related to RSUs and DSUs awarded to certain employees and non-employee directors.

(2)
For 2011, the amount represents the value of stock awards granted under the 2011 Management Incentive Compensation Program, which was approved by the Company’s Board of Directors in March of 2012. No amount was recorded for the 2012 Management Incentive Compensation Program (the “2012 MIC”), as the performance targets were not met at December 31, 2012. In 2013, the Management Incentive Program (the "2013 MIC") was converted to pay out entirely in cash. Therefore, no stock-based compensation was recorded.

(3)	The 2012 amount relates to options awarded on August 15, 2012 to the CEO.
The related tax impact on stock-based compensation was a tax benefit of $7, $36 and $84 for the years ended December 31, 2013, 2012 and 2011, respectively.
2010 Equity Incentive Plan
The Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”) on the Effective Date. The 2010 Plan provides for the grant of awards consisting of any or a combination of stock options, stock appreciation rights, restricted stock, unrestricted stock or stock unit awards.

On June 13, 2013, at the 2013 Annual Meeting of Stockholders of the Company, the stockholders approved an amendment to the Company’s 2010 Equity Incentive Plan, which increased the aggregate number of shares of the Company’s common stock that may be delivered under or in satisfaction of awards under such plan from 913,525 to 1,663,525, increased the number of shares that may be subject to option and stock appreciation right grants and that may be granted as stock awards to any one participant in a calendar year from 150,000 to 500,000, and set a maximum cash award that may be granted to any one participant in a calendar year at $2,000.

Summary of Activity Under the 2010 Plan:

Long-Term Incentive Program—2013 LTIP

On June 13, 2013, the Board approved the granting of awards under the 2013 Executive Long-Term Incentive Plan (the "2013 Executive LTIP") under the 2010 Plan. Awards under the 2013 Executive LTIP are both time-based and market-based and will be paid in the form of RSUs or shares of common stock of the Company. Time-based awards, or 50% of the total target award, were granted in the form of 179,571 time-based RSUs under the Company’s 2010 Plan. These time-based awards will cliff vest on March 11, 2016, and will be converted to common stock, net of applicable tax withholdings. Market-based awards, which constitute the remaining 50% of the total award, will vest depending on the Company’s stock price performance during the three year participant service period from March 11, 2013 through March 10, 2016. If the awards vest, they will convert into shares of the Company’s common stock and be paid after the close of the three-year period. At December 31, 2013, the Company's stock price had exceeded all stock price performance targets and is expected to payout at 100% at the end of the three-year period.

Long-Term Incentive Program—2012 LTIP
On May 8, 2012, the Board approved the 2012 Executive Long-Term Incentive Plan (the “2012 Executive LTIP”) under the 2010 Plan. Awards under the 2012 Executive LTIP are both time-based and performance-based. A specific target share award is set for each participant in the 2012 Executive LTIP. Awards will be paid in the form of RSUs or shares of common stock of the Company. Time-based awards, or 50% of the total target award, were granted in the form of 54,750 time-based RSUs under the Company’s 2012 Plan and vest in equal installments on March 31, 2013, March 31, 2014, and March 31, 2015. These will be converted into shares of common stock as they vest. On March 31, 2013, 16,582 time-based awards vested in accordance with the 2012 Executive LTIP, and were converted to common stock, net of applicable tax withholdings. Performance-based awards, which constitute 50% of the total award, will be determined based on the Company’s performance against a three-year cumulative Adjusted EBITDA metric, adjusted for currency fluctuations during the term of the 2012 Executive LTIP. The performance-based awards will convert into shares of the Company’s common stock and be paid after the close of the three-year performance period. The amount of the payment will be based on a sliding scale ranging from 50% if the metric is achieved at 85% of the target up to 200% if the metric is achieved at or above 115% of the target. At December 31, 2013, management determined, based on the metrics above, the performance based awards are estimated to pay out at 78.9% of total target.
Long-Term Incentive Program—2010 LTIP
On September 22, 2010, the Board approved the Company’s 2010-2012 Long-Term Incentive Plan (the “2010 LTIP”) under the 2010 Plan. Awards under the 2010 LTIP are both time-based and performance-based. Awards are paid in the form of restricted stock units or shares of common stock of the Company, as described below. Time-based awards under the 2010 LTIP were approved in the form of 122,260 time-based restricted stock units granted on October 29, 2010 under the Company’s 2010 Plan. On March 31, 2011, 2012 and 2013, 101,192 time-based restricted stock units vested in accordance with the 2010 LTIP and were converted to common stock. Performance-based awards under the 2010 LTIP vested (a) if the participant remained continuously employed with the Company through December 31, 2012 and (b) on a sliding scale ranging from 0% to 110% if the Company’s results fell between 80.1% and 110% of the specified three-year cumulative Adjusted EBITDA target as adjusted to reflect currency exchange rate fluctuations relative to the U.S. Dollar. Vested stock units converted into shares of the Company’s common stock after the close of the three-year performance period ended December 31, 2012. At December 31, 2012, management determined, based on the metrics above, the performance based awards would be paid out at 23.8% of total target. On March 31, 2013, 20,679 shares of common stock were issued as a result of the vesting of these performance-based awards.
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
Directors’ Deferred Stock Unit Plan
On March 15, 2011, the Board approved a new compensation plan for non-management directors (the “2011 DSU Plan”). Under this plan, each director is to receive an annual retainer of $112, to be paid on a quarterly basis in arrears beginning with the quarter ended June 30, 2011. Half of the annual retainer is payable in deferred stock units (“DSUs”), with the remaining half payable in cash. The non-management directors were awarded an aggregate 36,032 DSUs under the 2011 DSU Plan for service during the year ended December 31, 2013. In addition, in accordance with the 2011 DSU Plan, 24,023 DSUs were settled in Common Stock during the year ended December 31, 2013.
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

A summary of RSUs outstanding as of December 31, 2013 and their vesting dates is as follows.

Plan Description	Vesting Dates	Number of RSUs
Time-based RSUs granted during 2011	Annually in equal installments March 31, 2014	3,262
Executive time-based RSUs granted during 2012	Annually in equal installments March 31, 2014 and March 31, 2015	25,834
Executive performance-based RSUs granted during 2012	December 31, 2014	35,750
Non-executive time-based RSUs granted during 2012	Annually in equal installments March 31, 2014 and March 31, 2015	7,052
Time-based RSUs granted to CEO during 2012	In thirds on August 15, 2014, August 15, 2015 and August 15, 2016	204,208
Executive time-based RSUs granted during 2013	Cliff-vest at March 10, 2016	174,322
Executive market-based RSUs granted during 2013	March 10, 2016	179,574
DSUs	Vest immediately upon grant	67,602
		697,604

RSU activity during years ended December 31, 2011, 2012 and 2013, are presented below.

	Number of RSUs	Price Range of Grant- Date Fair Value Per RSU	Weighted Average Grant-Date Fair Value Price Per RSU
Outstanding, December 31, 2010	425,009	10.40 – 240.20	$15.74
Granted	106,570	6.89 – 24.05	12.06
Forfeited	(139,750)	12.93	12.93
Issued or withheld for tax withholding purposes	(99,484)	6.89 – 108.00	23.16
Outstanding, December 31, 2011	292,345	7.25 – 21.69	13.04
Granted	444,974	4.04 – 8.25	4.13
Forfeited	(96,725)	4.07 – 12.93	11.87
Issued or withheld for tax withholding purposes	(179,890)	3.60 – 21.69	8.30
Outstanding, December 31, 2012	460,704	4.04 – 21.69	$6.57
Granted	371,152	9.33 – 9.83	9.81
Forfeited	(47,602)	4.07 – 21.69	3.71
Issued or withheld for tax withholding purposes	(86,650)	4.07 – 21.69	11.26
Outstanding, December 31, 2013	697,604	4.04 – 21.69	$6.57
Exercisable, December 31, 2013 (1)	67,602	2.90 – 24.05	$8.79

(1)
The Company had 67,602 non-employee director DSUs that have vested, but have not yet been converted to common stock. These DSUs have a weighted average exercise price of $8.79, an intrinsic value of $206 and a total grant-date fair value of $594. As the non-employee director can elect to exercise these DSUs six months following their retirement from the Board of Directors, there is no definite weighted average life of these DSUs.

The Company had 67,602 options exercisable at December 31, 2013 with a weighted average exercise price of $30.77, weighted average remaining life of 1.6 years and intrinsic value of $3.2 million. Of these exercisable options, 134,628 had exercise prices higher than the market price of our Common Stock at December 31, 2013.

Assumptions
In accordance with Topic 718, the Company uses the following assumptions in determining compensation expense:
Grant-Date Fair Value
The Company calculates the grant-date fair value of time-based RSUs, performance-based RSUs and non-employee directors’ DSUs based on the closing price of the Company’s common stock on the date of grant.
For the options granted on August 15, 2012, performance-based RSU's granted on January 1, 2010, which were amended on September 22, 2010, and the time-based RSU’s granted on September 22, 2010, as previously discussed, and warrants granted on the Effective Date as previously discussed, the Company calculated the grant-date fair value by using the Monte Carlo and Black Scholes-Merton pricing models with the following assumptions:

	Options	RSUs	Warrants
Expected term	6.5 years	3 years	4 years
Expected volatility	55.1%	120.0%	75.0%
Expected dividends	None	None	None
Risk-free interest rate	1.16%	1.75%	1.65%

RSU, option and warrant assumption definitions:

	Options	RSUs	Warrants
Expected term	Based on historical option exercises	Performance-based RSU's expire 3 years after grant date	Expire four years after grant date
Expected volatility	Historical volatility blended with peers	Historical volatility blended with peers	Historical volatility blended with peers
Expected dividends	Credit Facility prohibits dividends	Credit Facility prohibits dividends	Credit Facility prohibits dividends
Risk-free interest rate	The yield on a U.S. Treasury Strip for the option term	The yield on zero-coupon U.S. Treasury securities for the RSU term	The yield on zero-coupon U.S. Treasury securities for the warrant term
Forfeitures
As the time-based and performance-based RSUs require continued employment or service up to the time of vesting, the amount of stock-based compensation recognized during a period is required to include an estimate of forfeitures. No estimate of forfeitures has been made for RSUs and DSU’s awarded to non-employee directors because they vest immediately upon grant. Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is related to employee attrition and based on a historical analysis of its employee turnover. This analysis is re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will be only for those shares that meet the requirements of continued employment up to the time of vesting. As of December 31, 2013, the forfeiture rates for the 2012 plan is estimated at 5%. In accordance with Topic 718, the cumulative effect of applying the change in estimate retrospectively is recognized in the period of change. During 2013, the Company did not change its forfeiture rate estimates, therefore no cumulative adjustment was made.

As of December 31, 2013, there was approximately $5.1 million of total unrecognized compensation expense related to unvested share-based awards which is expected to be recognized over a weighted average period of 2.50 years.

The Company’s Credit Facility generally prohibits the payment of dividends and accordingly, no such payments were made during the years ended December 31, 2013 and 2012.

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

During 2013, the Company recorded restructuring and impairment expenses of approximately $14.8 million, of which $8.2 million, $5.6 million and $1.0 million were in the machine clothing, rolls and corporate segments. These included charges relating to the reduction of base costs via previously announced headcount reductions, the closure of two machine clothing facilities in Spain and Argentina and the closure of three rolls facilities in Germany, France and U.S. $8.8 million of the 2013 charges relate to plant closures announced in previous years.  Of this amount, $4.6 million are increases in 2012 severance estimates and $4.2 million are 2013 period costs.  $6.0 million of the 2013 charges relate to the 2013 announced closure of a Rolls facility located in Germany and ongoing headcount reduction initiatives.

During 2012, the Company incurred $25,708 in restructuring expenses, of which $21,251, $4,295 and $162 were in the machine clothing, rolls and corporate segments, respectively. This amount includes costs incurred as a result of (1) the reduction of selling costs in Europe via termination of sales agency agreements, resulting in $3,601 of restructuring costs; (2) the closure of machine clothing production operation in Argentina, resulting in $2,176 of restructuring costs; (3) the closure of roll covering plant in France, resulting in $3,717 restructuring costs; (4) the reduction of base costs via headcount reductions primarily in Europe, resulting in $7,952 of restructuring costs, and (5) the planned closure of machine clothing plant in Spain, resulting in restructuring costs of $8,262. Included in these costs were non-cash impairment charges of $2,479 recorded in 2012 as a result of closing the Argentina, France and Spain facilities.
During 2011, the Company incurred $1,589 for restructuring expense, of which $368 and $1,221 were in the machine clothing and rolls segments, respectively. This amount includes costs resulting from its long-term strategy to reduce production costs and improve long-term competitiveness as described above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cost Reduction Programs” by closing and/or transferring production from certain of our manufacturing facilities and through headcount reductions.
The Company expects to continue to review its business to determine if additional actions will be taken to further improve its cost structure. Restructuring expenses of approximately $15.0 million to $20.0 million are estimated during 2014, primarily related to the continuation of streamlining the operating structure and improving long-term competitiveness of the Company. Actual restructuring costs for 2014 may substantially differ from estimates at this time, depending on actual operating results in 2014 and the timing of the restructuring activities.

The table below sets forth the significant components and activity in the restructuring program during the years ended December 31, 2013, 2012 and 2011:

2013	Balance at December 31, 2012	Charges (1)	Currency Effects	Cash Payments	Balance at December 31, 2013
Severance	$15,577	$10,574	$57	$(19,742)	$6,466
Facility costs and other	335	3,583	133	(2,583)	1,468
Total	$15,912	$14,157	$190	$(22,325)	$7,934
(1) Amount excludes $687 related to impairment charges.

2012	Balance at December 31, 2011	Charges (1)	Currency Effects	Cash Payments	Balance at December 31, 2012
Severance	$800	$18,050	$172	$(3,445)	$15,577
Facility costs and other	452	5,179	(110)	(5,186)	335
Total	$1,252	$23,229	$62	$(8,631)	$15,912
(1) Amount excludes $2,479 related to impairment charges.

2011	Balance at December 31, 2010	Charges (1)	Currency Effects	Cash Payments	Balance at December 31, 2011
Severance	$2,255	$482	$(74)	$(1,863)	$800
Facility costs and other	471	705	50	(774)	452
Total	$2,726	$1,187	$(24)	$(2,637)	$1,252
(1) Amount excludes $402 related to a Canadian pension plan termination charge reclassified out of Accumulated Other Comprehensive Income, rather than recorded in the accrual above.

12. Business Segment Information

The Company is a global manufacturer and supplier of consumable products primarily used in the production of paper, and is organized into two reportable segments: machine clothing and roll covers. The machine clothing segment represents the manufacture and sale of synthetic textile belts used to transport paper along the length of papermaking machines. The roll covers segment primarily represents the manufacture and refurbishment of covers used on the steel rolls of a papermaking machine. The Company manages each of these operating segments separately.

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
Summarized financial information for the Company’s reportable segments is presented in the tables that follow for each of the three years ended December 31, 2013.

	Machine clothing	Roll Covers	Corporate	Eliminations	Total
2013
Net sales	$352,336	$194,556	$—	$—	$546,892
Depreciation and amortization (1)	26,148	10,133	122	—	36,403
Segment Earnings (Loss)	75,929	45,179	(13,783)	—
Total assets	497,109	229,105	712,704	(814,854)	624,064
Capital expenditures	18,799	10,029	15,317	—	44,145
2012
Net sales	$354,172	$184,568	$—	$—	$538,740
Depreciation and amortization (1)	29,818	10,852	168	—	40,838
Segment Earnings (Loss)	62,884	38,212	(11,868)	—
Total assets	490,283	224,288	698,944	(794,672)	618,843
Capital expenditures	14,026	7,314	365	—	21,705
2011
Net sales	$386,433	$200,527	$—	$—	$586,960
Depreciation and amortization (1)	32,575	10,877	234	—	43,686
Segment Earnings (Loss)	79,458	40,327	(12,126)	—
Total assets	499,338	228,014	730,269	(791,900)	665,721
Capital expenditures	21,530	8,172	452		30,154

(1)	Depreciation and amortization excludes amortization of financing costs, included in interest expense of $2,963, $3,424, and $2,307 for 2013, 2012 and 2011, respectively.

Provided below is a reconciliation of Segment Earnings (Loss) to income before provision for income taxes for each of the three years in the period ended December 31:

	2013	2012	2011
Segment Earnings (Loss):
Machine clothing	$75,929	$62,884	$79,458
Roll Covers	45,179	38,212	40,327
Corporate	(13,783)	(11,868)	(12,126)
Stock-based compensation	(1,736)	(1,949)	(1,439)
Legal fees related to debt refinancing	—	(115)	—
Inventory write-off related to closed facilities	(954)
Idle facility asset impairment	(667)	(1,195)	—
Non-recurring expenses related to CEO retirement	—	(3,385)	—
Plant startup costs	(401)
Interest expense, net	(40,681)	(37,878)	(39,150)
Depreciation and amortization (1)	(36,403)	(40,838)	(43,686)
Restructuring expenses	(14,844)	(25,708)	(1,589)
(Loss) gain on debt extinguishment	(3,123)	243	(2,926)
Income (loss) before provision for income taxes	$8,516	$(21,597)	$18,869

(1) Excludes amortization of deferred finance costs that are charged to interest expense.
Information concerning principal geographic areas is set forth below. Net sales amounts are for the years ended December 31, 2013, 2012 and 2011 and property, plant and equipment amounts are as of December 31, 2013, 2012 and 2011.

	North America	Europe	Asia Pacific	Other	Total
2013
Net sales	$208,746	$189,696	$101,516	$46,934	$546,892
Property, plant and equipment	103,179	125,857	30,733	49,895	309,664
2012
Net sales	$202,554	$183,822	$101,758	$50,606	$538,740
Property, plant and equipment	97,270	125,980	29,977	55,579	308,806
2011
Net sales	$207,838	$224,747	$98,579	$55,796	$586,960
Property, plant and equipment	102,754	136,579	32,827	63,096	335,256

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

Xerium Technologies, Inc.
Consolidating Balance Sheet
At December 31, 2013
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
ASSETS
Current assets:
Cash and cash equivalents	$4,120	$(10)	$21,606	$—	$25,716
Accounts receivable, net	—	22,188	65,764	—	87,952
Intercompany (payable) receivable	(112,848)	110,434	2,414	—	—
Inventories	—	18,077	66,632	(779)	83,930
Prepaid expenses	398	936	6,845	—	8,179
Other current assets	514	3,729	11,452	—	15,695
Total current assets	(107,816)	155,354	174,713	(779)	221,472
Property and equipment, net	15,794	59,250	234,620	—	309,664
Investments	700,697	284,444	—	(985,141)	—
Goodwill	—	17,737	51,238	—	68,975
Intangible assets	10,964	3,094	412	—	14,470
Other assets	4	—	9,479	—	9,483
Total assets	$619,643	$519,879	$470,462	$(985,920)	$624,064

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Notes payable	$—	$—	$8,267	$—	$8,267
Accounts payable	2,109	10,380	29,731	—	42,220
Accrued expenses	9,794	8,172	43,402	—	61,368
Current maturities of long-term debt	2,024	—	142	—	2,166
Total current liabilities	13,927	18,552	81,542	—	114,021
Long-term debt, net of current maturities	432,706	—	—	—	432,706
Deferred taxes	327	3,040	12,983	—	16,350
Pension, other post-retirement and post-employment obligations	11,212	1,182	54,472	—	66,866
Other long-term liabilities	106	5	5,459	—	5,570
Intercompany loans	233,755	(355,003)	121,248	—	—
Total stockholders’ (deficit) equity	(72,390)	852,103	194,758	(985,920)	(11,449)
Total liabilities and stockholders’ (deficit) equity	$619,643	$519,879	$470,462	$(985,920)	$624,064

Xerium Technologies, Inc.
Consolidating Balance Sheet
At December 31, 2012
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
ASSETS
Current assets:
Cash and cash equivalents	$6,471	$36	$28,270	$—	$34,777
Accounts receivable, net	—	20,964	63,492	—	84,456
Intercompany (payable) receivable	(102,407)	107,944	(5,537)	—	—
Inventories	—	15,672	62,569	(850)	77,391
Prepaid expenses	159	1,693	7,534	—	9,386
Other current assets	—	2,970	11,869	—	14,839
Total current assets	(95,777)	149,279	168,197	(850)	220,849
Property and equipment, net	734	62,157	245,915	—	308,806
Investments	596,891	149,134	—	(746,025)	—
Goodwill	—	17,737	43,390	—	61,127
Intangible assets	10,034	4,776	3,868	—	18,678
Other assets	44	—	9,339	—	9,383
Total assets	$511,926	$383,083	$470,709	$(746,875)	$618,843

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Notes payable	$—	$—	$7,911	$—	$7,911
Accounts payable	502	8,629	27,753	—	36,884
Accrued expenses	6,005	6,579	47,173	—	59,757
Current maturities of long-term debt	1,250	—	1,147	—	2,397
Total current liabilities	7,757	15,208	83,984	—	106,949
Long-term debt, net of current maturities	339,717	—	94,967	—	434,684
Deferred taxes	—	2,335	14,247	—	16,582
Pension, other post-retirement and post-employment obligations	21,677	1,000	61,272	—	83,949
Other long-term liabilities	31	—	5,709	—	5,740
Intercompany loans	229,239	(358,187)	128,948	—	—
Total stockholders’ (deficit) equity	(86,495)	722,727	81,582	(746,875)	(29,061)
Total liabilities and stockholders’ (deficit) equity	$511,926	$383,083	$470,709	$(746,875)	$618,843

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive (Loss) Income
For the year ended December 31, 2013
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$182,935	$411,931	$(47,974)	$546,892
Costs and expenses:
Cost of products sold	(1,690)	125,834	261,157	(48,046)	337,255
Selling	—	20,493	50,676	—	71,169
General and administrative	8,114	4,958	47,143	—	60,215
Research and development	—	7,668	2,369	—	10,037
Restructuring	1,016	847	12,981	—	14,844
	7,440	159,800	374,326	(48,046)	493,520
(Loss) income from operations	(7,440)	23,135	37,605	72	53,372
Interest (expense) income, net	(32,279)	5,665	(14,067)	—	(40,681)
Foreign exchange loss	(585)	(171)	(295)	—	(1,051)
Equity in subsidiaries income	47,997	15,562	—	(63,560)	(1)
Loss on extinguishment of debt	(3,123)	—	—	—	(3,123)
Dividend income	—	1,555	—	(1,555)	—
Income (loss) before provision for income taxes	4,570	45,746	23,243	(65,043)	8,516
(Provision) benefit for income taxes	(417)	9	(3,955)	—	(4,363)
Net (loss) income	$4,153	$45,755	$19,288	$(65,043)	$4,153
Comprehensive income	$12,495	$46,059	$22,483	$(65,043)	$15,994

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

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive (Loss) Income
For the year ended December 31, 2011
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$180,973	$455,339	$(49,352)	$586,960
Costs and expenses:
Cost of products sold	(2,384)	128,567	293,830	(49,259)	370,754
Selling	53	22,879	56,475	—	79,407
General and administrative	7,571	7,573	46,868	—	62,012
Research and development	(3)	8,565	3,535	—	12,097
Restructuring	(72)	907	754	—	1,589
	5,165	168,491	401,462	(49,259)	525,859
(Loss) income from operations	(5,165)	12,482	53,877	(93)	61,101
Interest (expense) income, net	(24,594)	7,618	(22,174)	—	(39,150)
Loss on extinguishment of debt	(2,903)	(6)	(17)	—	(2,926)
Foreign exchange gain (loss)	582	(956)	218	—	(156)
Equity in subsidiaries income	39,640	18,851	—	(58,491)	—
Dividend income	1,366	—	—	(1,366)	—
Income before provision for income taxes	8,926	37,989	31,904	(59,950)	18,869
Provision for income taxes	(736)	(203)	(9,740)	—	(10,679)
Net income (loss)	$8,190	$37,786	$22,164	$(59,950)	$8,190
Comprehensive (loss) income	$(10,489)	$44,797	$4,663	$(59,950)	$(20,979)

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows
For the year ended December 31, 2013
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net (loss) income	$4,153	$45,755	$19,288	$(65,043)	$4,153
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock-based compensation	1,736	—	—	—	1,736
Depreciation	122	7,413	27,096	—	34,631
Amortization of other intangibles	—	1,682	90	—	1,772
Deferred financing cost amortization	(808)	—	3,771	—	2,963
Unrealized foreign exchange loss on revaluation of debt	(30)	(45)	1,781	—	1,706
Deferred taxes	327	—	(6,013)	—	(5,686)
Asset impairment	17	351	986		1,354
Gain on disposition of property and equipment	132	52	18	—	202
Loss on extinguishment of debt	3,123	—	—		3,123
(Credit) provision for doubtful accounts	—	(27)	452	—	425
Undistributed equity in (earnings) loss of subsidiaries	(47,998)	(15,562)	—	63,560	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	—	(1,189)	(5,094)	—	(6,283)
Inventories	—	(2,405)	(6,300)	(72)	(8,777)
Prepaid expenses	(239)	757	461	—	979
Other current assets	(530)	426	(1,340)	—	(1,444)
Accounts payable and accrued expenses	5,278	2,529	(2,563)	1,555	6,799
Deferred and other long-term liabilities	92	182	(1,813)	—	(1,539)
Intercompany loans	10,442	(2,509)	(7,933)	—	—
Net cash (used in) provided by operating activities	(24,183)	37,410	22,887	—	36,114
Investing activities
Capital expenditures	(15,317)	(5,315)	(23,513)	—	(44,145)
Intercompany property and equipment transfers, net	3	798	(801)	—	—
Proceeds from disposals of property and equipment	—	5	2,262	—	2,267
Other investing activities	(1,000)		1,009		9
Net cash used in investing activities	(16,314)	(4,512)	(21,043)	—	(41,869)
Financing activities
Proceeds from borrowings	199,321	—	—	—	199,321
Principal payments on debt	(105,558)	—	(93,791)	—	(199,349)
Payment of deferred financing fees	(3,246)	—	—	—	(3,246)
Dividends paid	—	—	—	—	—
Intercompany loans	(52,371)	(32,943)	85,314	—	—
Net cash provided by (used in) financing activities	38,146	(32,943)	(8,477)	—	(3,274)
Effect of exchange rate changes on cash flows	—	(1)	(31)	—	(32)
Net decrease in cash	(2,351)	(46)	(6,664)	—	(9,061)
Cash and cash equivalents at beginning of period	6,471	36	28,270	—	34,777
Cash and cash equivalents at end of period	$4,120	$(10)	$21,606	$—	$25,716

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows
For the year ended December 31, 2012
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net (loss) income	$(18,035)	$20,838	$947	$(21,785)	$(18,035)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock-based compensation	1,949	—	—	—	1,949
Depreciation	168	8,340	30,025	—	38,533
Amortization of other intangibles	—	2,212	93	—	2,305
Deferred financing cost amortization	2,407	—	1,017	—	3,424
Unrealized foreign exchange loss on revaluation of debt	—	—	582	—	582
Deferred taxes	—	—	(8,249)	—	(8,249)
Asset impairment	—	—	3,674		3,674
Loss (gain) on disposition of property and equipment	—	128	(704)	—	(576)
(Gain) loss on extinguishment of debt	(243)	—	—		(243)
Intercompany dividend	(1,657)	(22,928)	—	24,585	—
Provision (credit) for doubtful accounts	—	(109)	1,063	—	954
Undistributed equity in (earnings) loss of subsidiaries	(17,875)	20,177	—	(2,302)	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	8	355	5,232	—	5,595
Inventories	—	4,087	1,630	(498)	5,219
Prepaid expenses	112	(147)	(3,388)	—	(3,423)
Other current assets	—	1,704	(1,120)	—	584
Accounts payable and accrued expenses	(1,064)	(769)	11,169	—	9,336
Deferred and other long-term liabilities	54	(819)	(1,542)	—	(2,307)
Intercompany loans	6,551	(5,298)	(1,253)	—	—
Net cash (used in) provided by operating activities	(27,625)	27,771	39,176	—	39,322
Investing activities
Capital expenditures	(365)	(2,618)	(18,722)	—	(21,705)
Intercompany property and equipment transfers, net	344	(287)	(57)	—	—
Proceeds from disposals of property and equipment	—	19	1,069	—	1,088
Net cash used in investing activities	(21)	(2,886)	(17,710)	—	(20,617)
Financing activities
Net increase in notes payable	—	—	7,365		7,365
Principal payments on debt	(18,066)	—	(14,989)	—	(33,055)
Payment of deferred financing fees	(1,047)	—	(735)	—	(1,782)
Dividends paid	1,657	4,024	(5,681)	—	—
Intercompany loans	40,025	(29,156)	(10,869)	—	—
Net cash provided by (used in) financing activities	22,569	(25,132)	(24,909)	—	(27,472)
Effect of exchange rate changes on cash flows	—	3	(25)	—	(22)
Net decrease in cash	(5,077)	(244)	(3,468)	—	(8,789)
Cash and cash equivalents at beginning of period	11,548	280	31,738	—	43,566
Cash and cash equivalents at end of period	$6,471	$36	$28,270	$—	$34,777

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows
For the year ended December 31, 2011
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net (loss) income	$8,190	$37,786	$22,164	$(59,950)	$8,190
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	1,439	—	—	—	1,439
Depreciation	234	8,040	33,107	—	41,381
Amortization of other intangibles	—	2,212	93	—	2,305
Deferred financing cost amortization	56	204	2,047	—	2,307
Unrealized foreign exchange loss on revaluation of debt	—	—	139	—	139
Deferred taxes	—	—	334	—	334
Asset impairments	—	—	—		—
Gain on disposition of property and equipment	3	(103)	(464)	—	(564)
Loss on extinguishment of debt	2,903	6	17	—	2,926
Curtailment/settlement loss	—	—	402	—	402
Intercompany dividend	(1,366)	—	—	1,366	—
Provision (credit) for doubtful accounts	—	658	597	—	1,255
Undistributed equity in (earnings) loss of subsidiaries	(39,640)	(18,851)	—	58,491	—
Change in assets and liabilities which provided (used) cash:					—
Accounts receivable	(9)	1,230	(2,091)	—	(870)
Inventories	—	(1,029)	(2,477)	93	(3,413)
Prepaid expenses	88	(155)	(238)	—	(305)
Other current assets	645	(1,296)	(521)	—	(1,172)
Accounts payable and accrued expenses	2,556	(1,970)	(4,406)	—	(3,820)
Deferred and other long-term liabilities	(211)	(1,053)	(4,062)	—	(5,326)
Intercompany loans	6,677	5,108	(11,785)	—	—
Net cash (used in) provided by operating activities	(18,435)	30,787	32,856	—	45,208
Investing activities
Capital expenditures	(452)	(4,467)	(25,235)	—	(30,154)
Intercompany property and equipment transfers, net	97	(14)	(83)	—	—
Proceeds from disposals of property and equipment	—	146	7,618	—	7,764
Restricted cash	13,702	—	—	—	13,702
Net cash (used in) provided by investing activities	13,347	(4,335)	(17,700)	—	(8,688)
Financing activities
Net decrease in borrowings	—	—	(181)		(181)
Proceeds from borrowings	365,000	—	124,810	—	489,810
Principal payments on debt	(263,232)	(51,016)	(189,542)	—	(503,790)
Payment of deferred financing fees	(13,101)	—	(4,201)	—	(17,302)
Dividends paid	1,366	—	(1,366)	—	—
Intercompany loans	(79,742)	24,812	54,930	—	—
Net cash provided by (used in) financing activities	10,291	(26,204)	(15,550)	—	(31,463)
Effect of exchange rate changes on cash flows	—	(1)	(191)	—	(192)
Net (decrease) increase in cash	5,203	247	(585)	—	4,865
Cash and cash equivalents at beginning of period	6,345	33	32,323	—	38,701
Cash and cash equivalents at end of period	$11,548	$280	$31,738	$—	$43,566

14. Comprehensive Income (loss) and Accumulated Other Comprehensive Loss
Comprehensive income (loss) for the years ended December 31, 2013 and 2012 is as follows (net of taxes):

	Years Ended December 31,
	2013	2012
Net income (loss)	$4,153	$(18,035)
Foreign currency translation adjustments	(3,389)	(6,904)
Pension liability changes under Topic 715	14,821	(3,319)
Change in value of derivative instruments	409	(124)
Comprehensive income (loss)	$15,994	$(28,382)

The components of accumulated other comprehensive loss for the year ended December 31, 2013 are as follows (net of tax benefits of $5,065 in 2013.)

	Foreign Currency Translation Adjustment	Pension Liability Changes Under Topic 715	Change in Value of Derivative Instruments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2012	$3,253	$(44,502)	$(644)	$(41,893)
Other comprehensive income (loss) before reclassifications	(3,389)	12,487	14	9,112
Amounts reclassified from other comprehensive (loss) income
Amortization of actuarial losses	—	2,334	—	2,334
Amortization of interest expense	—	—	395	395
Net current period other comprehensive (loss) income	(3,389)	14,821	409	11,841
Balance at December 31, 2013	$(136)	$(29,681)	$(235)	$(30,052)

15. Quarterly Financial Data (Unaudited)

The following table presents our unaudited consolidated statements of operations data for each quarter in the two years ended December 31, 2013. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been made to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the notes thereto appearing elsewhere in this document. These operating results are not necessarily indicative of the results of operations that may be expected for any future period.

	For the Three Months Ended
	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012
			(in thousands, except per share data)
Net sales	$133,721	$135,042	$138,324	$139,805	$133,767	$134,231	$136,378	$134,364
Costs and expenses:
Cost of products sold	84,629	81,656	85,674	85,298	86,775	85,079	85,396	87,921
Selling	17,820	17,242	17,585	18,521	18,979	18,546	19,070	19,488
General and administrative	14,796	15,278	15,506	14,634	16,192	15,650	14,034	17,825
Research and development	2,402	2,382	2,599	2,654	3,150	2,700	2,869	2,962
Restructuring	6,390	3,034	4,165	1,255	14,765	5,840	1,129	3,974
Total operating costs and expenses	126,037	119,592	125,529	122,362	139,861	127,815	122,498	132,170
Income (loss) from operations	7,684	15,450	12,795	17,443	(6,094)	6,416	13,880	2,194
Other income (expense):
Interest expense, net	(8,983)	(9,378)	(13,112)	(9,206)	(9,384)	(9,777)	(9,120)	(9,598)
(Loss) gain on extinguishment of debt	—	—	(3,123)	—	243	—	—	—
Foreign exchange gain (loss)	50	(905)	50	(249)	(514)	(202)	(180)	539
(Loss) income before benefit (provision) for income taxes	(1,249)	5,167	(3,390)	7,988	(15,749)	(3,563)	4,580	(6,865)
Benefit (provision) for income taxes	4,692	(3,063)	(3,489)	(2,503)	6,667	(94)	(2,354)	(657)
Net income (loss)	$3,443	$2,104	$(6,879)	$5,485	$(9,082)	$(3,657)	$2,226	$(7,522)
Comprehensive income (loss)	$13,330	$9,182	$(9,245)	$2,727	$(12,891)	$(1,781)	$(10,232)	$(3,478)
Net income (loss) per common share—basic	$0.22	$0.14	$(0.45)	$0.36	$(0.59)	$(0.24)	$0.15	$(0.50)
Net income (loss) per common share—diluted	$0.21	$0.13	$(0.45)	$0.36	$(0.59)	$(0.24)	$0.15	$(0.50)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1(1)*	Joint Prepackaged Plan of Reorganization, as confirmed by the bankruptcy court on May 12, 2010.
2.2(2)	Confirmation Order, dated May 12, 2010.
3.1(3)	Second Amended and Restated Certificate of Incorporation of Xerium Technologies, Inc.
3.2(4)	Amended and Restated By-Laws of Xerium Technologies, Inc.
4.1(5)	Registration Rights Agreement by and among Xerium Technologies, Inc. and certain of its investors.
4.2(6)	Form of Stock Certificate.
4.3(7)	Form of Warrant.
4.4(8)	Dividend Reinvestment Plan.
4.5(9)	Indenture among the Company, the guarantor parties thereto and U.S. Bank National Association as Trustee, dated May 26, 2011.
4.6(10)	Registration Rights Agreement among the Company, the guarantor parties thereto and the Initial Purchasers, dated May 26, 2011.
4.7(11)	Form of 8.875% Senior Notes due 2018 (included in exhibit 4.5).
10.1(12)	$200 million Term Credit Facility among the Company, certain direct and indirect U.S. subsidiaries of the Company, and certain financial institutions, dated May 17, 2013.
10.2	First Amendment to the Term Credit Facility among the Company, certain direct and indirect U.S. subsidiaries of the Company, and certain financial institutions, dated March 3, 2014 (filed herewith).
10.3
First Amended and Restated Revolving Credit and Guaranty Agreement among the Company, Xerium Canada Inc., and the Company's German subsidiaries as borrowers, and certain other direct and indirect subsidiaries as guarantors, and certain financial institutions, dated March 3, 2014 (filed herewith).

10.4(13)	Director Nomination Agreement entered into by and among the Company and AS Investors, LLC, dated May 25, 2010.
10.5(14)	Director Nomination Agreement entered into by and among the Company, Carl Marks Strategic Investments, L.P., and Carl Marks Strategic Opportunities Fund, L.P., dated May 25, 2010.
10.6(15)+	2005 Equity Incentive Plan.
10.7(16)+	Amendment No. 1 to the 2005 Equity Incentive Plan.
10.8(17)+	Amendment No. 2 to the 2005 Equity Incentive Plan.
10.9(18)+	Amendment No. 3 to the 2005 Equity Incentive Plan.
10.10(19)+	Performance Criteria Terms for Performance-Based Awards Under the 2005 Equity Incentive Plan.
10.11(20)+	2009 Director Restricted Stock Units Agreement dated as of June 9, 2009.
10.12(21)+	2009 Director Restricted Stock Units Agreement dated as of August 4, 2009.
10.13(22)+	2010 Equity Incentive Plan.
10.14(23)+	Amendment No. 1 to 2010 Equity Incentive Plan.
10.15(24)+	Amendment No. 2 to 2010 Equity Incentive Plan.
10.16(25)+	Performance Award Program for 2010.
10.17(26)+	Long Term Incentive Plan.
10.18(27)+	2011-2013 Long-Term Incentive Plan.
10.19(28)+	2012-2014 Executive Long-Term Incentive Plan.
10.20(29)+	Form of Time-Based Restricted Stock Units Agreement under the Long Term Incentive Plan.
10.21(30)+	2013-2015 Executive Long-Term Incentive Plan and Form of Award Agreement.
10.22(31)	Form of 2013 Management Incentive Plan.
10.23(32)+	Form of Independent Director Indemnification Agreement entered into between the Registrant and certain independent directors.
10.24(33)+	Form of 2010 Director Option Agreement.
10.25(34)+	Non-Management Director Compensation Policy.
10.26(35)+	Directors’ Deferred Stock Unit Plan.
10.27(36)+	Employment Agreement with Harold C. Bevis.
10.28(37)+	Restricted Stock Unit Agreement with Harold C. Bevis.
10.29(38)+	Option Agreement with Harold C. Bevis.
10.30(39)+	Amended and Restated Service Contract with John Badrinas.

Exhibit No.	Description of Exhibit
10.31(40)+	Employment Agreement with Clifford E. Pietrafitta.
10.32(41)+	Amended and Restated Employment Agreement with David Pretty.
10.33(42)+	Amendment to Amended and Restated Employment Agreement with David Pretty.
10.34(43)+	Amendment No. 3 to Employment Agreement with David Pretty.
10.35(44)+	Employment Agreement with Thomas C. Johnson.
10.36(45)+	Amendment to Employment Agreement with Thomas Johnson.
10.37(46)+	Employment Agreement with Eduardo Fracasso.
10.38(47)+	Employment Agreement with Kevin McDougall.
10.39(48)+	Amendment to Employment Agreement with Kevin McDougall.
10.40(49)+	Form of December 2011 Amendment to Employment Agreements with senior executive officers.
10.41(50)+	Employment Agreement with Michael Bly.
10.42(51)+	Employment Agreement with William Butterfield.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(52)	XBRL Instance Document
101.SCH(52)	XBRL Taxonomy Extension Schema Document
101.CAL(52)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(52)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(52)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(52)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2010, and incorporated herein by reference.
(2)	Filed as Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2010, and incorporated herein by reference.
(3)	Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(4)	Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(5)	Filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on June 23, 2005, and incorporated herein by reference.
(6)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(7)	Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(8)	Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on February 20, 2007, and incorporated herein by reference.
(9)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2011, and incorporated herein by reference.
(10)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2011, and incorporated herein by reference.
(11)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2011, and incorporated herein by reference.

(12)	Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 23, 2013, and incorporated herein by reference.
(13)	Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(14)	Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(15)	Filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on June 23, 2005, and incorporated herein by reference.
(16)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2008, and incorporated herein by reference.
(17)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 11, 2008, and incorporated herein by reference.
(18)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 11, 2009, and incorporated herein by reference.
(19)	Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 11, 2008, and incorporated herein by reference.
(20)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2009, and incorporated herein by reference.
(21)	Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2009, and incorporated herein by reference.
(22)	Filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(23)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2011, and incorporated herein by reference.
(24)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2013, and incorporated herein by reference.
(25)	Filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(26)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2010 and incorporated herein by reference.
(27)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011, and incorporated herein by reference.
(28)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2012, and incorporated herein by reference.
(29)	Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2010 and incorporated herein by reference.
(30)	Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2013, and incorporated herein by reference.
(31)	Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2013, and incorporated herein by reference.
(32)	Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2008, and incorporated herein by reference.
(33)	Filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2010, and incorporated herein by reference.
(34)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2013, and incorporated herein by reference.
(35)	Filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011 and incorporated herein by reference.
(36)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2012, and incorporated herein by reference.
(37)	Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2012, and incorporated herein by reference.
(38)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2012, and incorporated herein by reference.
(39)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2007, and incorporated herein by reference.
(40)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011, and incorporated herein by reference.

(41)	Filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2009, and incorporated herein by reference.
(42)	Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011, and incorporated herein by reference.
(43)	Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2012, and incorporated herein by reference.
(44)	Filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2009, and incorporated herein by reference.
(45)	Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011, and incorporated herein by reference.
(46)	Filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K filed on March 26, 2010, and incorporated herein by reference.
(47)	Filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2010, and incorporated herein by reference.
(48)	Filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011, and incorporated herein by reference.
(49)	Filed as Exhibit 10.56 to the Registrant’s Registration Statement on Form S-4 filed on December 22, 2011, and incorporated herein by reference.
(50)	Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2013, and incorporated herein by reference.
(51)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2013, and incorporated herein by reference.
(52)
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

XERIUM TECHNOLOGIES, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS
For the years ended:

	Balance at Beginning of Year	Charged (Credited) to Cost and Expense	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year

2013	$5,300	$425	$(47)	$(125)	$5,553
2012	$5,232	$954	$(59)	$(827)	$5,300
2011	$4,755	$1,255	$(161)	$(617)	$5,232

ALLOWANCE FOR SALES RETURNS
For the years ended:

	Balance at Beginning of Year	Charged to Revenue	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year

2013	$5,336	$7,660	$(397)	$(5,525)	$7,074
2012	$5,746	$3,912	$(155)	$(4,167)	$5,336
2011	$6,082	$4,794	$(148)	$(4,982)	$5,746

ALLOWANCE FOR CUSTOMER REBATES
For the years ended:

	Balance at Beginning of Year	Charged to Revenue	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year

2013	$1,364	$647	$(34)	$(663)	$1,314
2012	$1,265	$878	$29	$(808)	$1,364
2011	$1,217	$975	$8	$(935)	$1,265

INCOME TAX VALUATION ACCOUNT
For the years ended:

	Balance at Beginning of Year	Charged to (Credited to) Income Tax Provision	Effect of Foreign Currency Translation (1)	Deduction from Reserves	Balance at End of Year

2013	$112,143	$(2,973)	$(2,840)	$(6,471)	$99,859
2012	$105,388	$4,324	$2,431	$—	$112,143
2011	$96,042	$909	$8,437	$—	$105,388

(1) This includes amounts recorded to Accumulated Other Comprehensive Income.