Form 10-Q
period 2014-03-31
XERIUM TECHNOLOGIES INC
filed 2014-05-08
CIK 1287151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________
FORM 10-Q
________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
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
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 5, 2014 was 15,410,122.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Xerium Technologies, Inc.
Consolidated Balance Sheets
(Dollars in thousands)

	March 31, 2014 (Unaudited)	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$18,013	$25,716
Accounts receivable, net	94,620	87,952
Inventories, net	88,295	83,930
Prepaid expenses	6,573	8,179
Other current assets	14,402	15,695
Total current assets	221,903	221,472
Property and equipment, net	316,853	309,664
Goodwill	67,936	68,975
Intangible assets	14,265	14,470
Other assets	10,106	9,483
Total assets	$631,063	$624,064
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$8,243	$8,267
Accounts payable	37,873	42,220
Accrued expenses	69,138	61,368
Current maturities of long-term debt	2,204	2,166
Total current liabilities	117,458	114,021
Long-term debt, net of current maturities	433,771	432,706
Liabilities under capital leases	4,324	—
Deferred taxes	15,789	16,350
Pension, other post-retirement and post-employment obligations	66,727	66,866
Other long-term liabilities	4,747	5,570
Commitments and contingencies (Note 9)
Stockholders’ deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares outstanding as of March 31, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value, 20,000,000 shares authorized; 15,410,122 and 15,383,903 shares outstanding as of March 31, 2014 and December 31, 2013, respectively	15	15
Stock warrants	13,532	13,532
Paid-in capital	415,194	414,742
Accumulated deficit	(408,519)	(409,686)
Accumulated other comprehensive loss	(31,975)	(30,052)
Total stockholders’ deficit	(11,753)	(11,449)
Total liabilities and stockholders’ deficit	$631,063	$624,064
See accompanying notes.

Xerium Technologies, Inc.
Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Net Sales	$133,384	$139,805
Costs and expenses:
Cost of products sold	81,218	85,298
Selling	18,178	19,221
General and administrative	14,797	14,634
Research and development	1,946	1,954
Restructuring	4,651	1,255
	120,790	122,362
Income from operations	12,594	17,443
Interest expense, net	(8,657)	(9,206)
Foreign exchange loss	(877)	(249)
Income before provision for income taxes	3,060	7,988
Provision for income taxes	(1,893)	(2,503)
Net income	$1,167	$5,485
Comprehensive (loss) income	$(758)	$2,727
Net income per share:
Basic	$0.08	$0.36
Diluted	$0.07	$0.36
Shares used in computing net income per share:
Basic	15,391,391	15,312,523
Diluted	16,371,772	15,381,204
See accompanying notes.

Xerium Technologies, Inc.
Consolidated Statements of Cash Flows—(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net income	$1,167	$5,485
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	509	295
Depreciation	8,233	8,966
Amortization of intangibles	416	576
Deferred financing cost amortization	716	709
Foreign exchange gain on revaluation of debt	(1,103)	(118)
Deferred tax expense	(808)	282
Asset impairment	—	928
(Loss) Gain on disposition of property and equipment	27	(10)
Provision for doubtful accounts	245	35
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(7,052)	(9,227)
Inventories	(4,048)	928
Prepaid expenses	1,600	452
Other current assets	819	(1,963)
Accounts payable and accrued expenses	4,202	2,946
Deferred and other long-term liabilities	(2,160)	(1)
Net cash provided by operating activities	2,763	10,283
Investing activities
Capital expenditures, gross	(10,494)	(3,713)
Proceeds from disposals of property and equipment	43	317
Net cash used in investing activities	(10,451)	(3,396)
Financing activities
Proceeds from borrowings	7,580	—
Principal payments on debt	(6,600)	(603)
Payment of financing fees	(710)	—
Payment of obligations under capital leases	(190)	—
Net cash provided by (used) in financing activities	80	(603)
Effect of exchange rate changes on cash flows	(95)	(298)
Net (decrease) increase in cash	(7,703)	5,986
Cash and cash equivalents at beginning of period	25,716	34,777
Cash and cash equivalents at end of period	$18,013	$40,763

Non-cash capitalized lease asset and liability	$4,468	$—

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
Basis of Presentation
The accompanying unaudited condensed consolidated interim financial statements at March 31, 2014 and for the three months ended March 31, 2014 and 2013 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented.These unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2013 as reported on the Company's Annual Report on Form 10-K filed on March 4, 2014.
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
The components of inventories are as follows at:

	March 31, 2014	December 31, 2013
Raw materials	$22,708	$22,009
Work in process	31,907	28,414
Finished goods (includes consigned inventory of $8,815 at March 31, 2014 and $8,697 at December 31, 2013)	42,047	41,845
Inventory allowances	(8,367)	(8,338)
	$88,295	$83,930
Goodwill
The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other Intangible Assets (“Topic 350”). Topic 350 requires that goodwill and intangible assets that have indefinite lives not be amortized, but instead, must be tested for impairment at least annually or whenever events or business conditions warrant. During the first quarter of 2014, the Company evaluated events and business conditions to determine if a test for an impairment of goodwill was warranted. No such events or business conditions took place during this period, therefore no test was determined to be warranted at March 31, 2014.

Warranties
The Company offers warranties on certain rolls products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The Company estimates the costs that may be incurred under its warranties and records a liability for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. The table below represents the changes in the Company’s warranty liability for the three months ended March 31, 2014:

Beginning Balance	Charged to Cost of Sales	Effect of Foreign Currency Translation	Deduction from Reserves	Ending Balance
$1,629	$327	$(5)	$(422)	$1,529

Net Income Per Common Share
Net income per common share has been computed and presented pursuant to the provisions of ASC Topic 260, Earnings per Share (“Topic 260”). Net income per share is based on the weighted-average number of shares outstanding during the period. As of March 31, 2014 and 2013, the Company had outstanding restricted stock units (“RSUs”), deferred stock units (“DSUs”), warrants and options.
The following table sets forth the computation of basic and diluted weighted-average shares:

	Three Months Ended March 31,
	2014	2013
Weighted-average common shares outstanding–basic	15,391,391	15,312,523
Dilutive effect of stock-based compensation awards outstanding	980,381	68,681
Weighted-average common shares outstanding–diluted	16,371,772	15,381,204
Dilutive securities aggregating approximately 1.7 million and 2.5 million were outstanding for the three months ended March 31, 2014 and 2013, but were not included in the computation of diluted earnings per share for the three months ended March 31, 2014 because the impact of including such shares would be anti-dilutive to the earnings per share calculations.

Impairment
The Company reviews its long-lived assets that have finite lives for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment (“Topic 360”). This topic requires that companies evaluate the fair value of long-lived assets based on the anticipated undiscounted future cash flows to be generated by the assets when indicators of impairment exist to determine if there is impairment to the carrying value. Any change in the carrying amount of an asset as a result of the Company's evaluation has been recorded in either restructuring expense, if it was a result of the Company's restructuring activities, or general and administrative expense for all other impairments in the consolidated statements of operations. Impairment charges associated with restructuring are discussed in Note 7 "Restructuring Expense". In the first quarter of 2014, the Company had no impairment charges.
Reclassifications

During the first quarter of 2014, while implementing a new financial reporting system, the Company redesigned its chart of accounts in order to provide more consistent internal and external reporting globally. In addition to this change, the Company's corporate management organizational structure was changed from primarily a geographic regional management organization to a more centralized functional management organization. These changes drove certain changes in the mappings of the related accounts in the chart of accounts. As these changes are correctly presented in the 2014 consolidated financial statements, these changes resulted in reclassifications in both the Consolidated Balance Sheet at December 31, 2013 and the Consolidated Statement of Operations for the three months ended March 31, 2013. Management performed a SAB 99 "Materiality" analysis on these reclassifications, and determined the only reclassification material to the Company's consolidated financial statements as a whole was a $0.7 million reclassification from research and development expenses to selling expenses as a result of moving certain personnel from the research and development department to the selling department. This reclassification has been made in the Consolidated Statement of Operations for the three months ended March 31, 2013.

New Accounting Standards

In July of 2013, FASB issued ASU 2013-11 Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Taskforce) ("ASU 2013-11"). Beginning January 1, 2014, the effective date of this regulation, the Company has adopted the provisions of ASU 2013-11 related to presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The effect on the date of adoption resulted in a decrease in other long term liabilities and a decrease in other assets of $1.1 million related to uncertain tax benefits for Canada, Germany, and Italy.

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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate caps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges protect the Company from increases in interest rates above the strike rate of the interest rate cap. At March 31, 2014, the fair market value of the Company’s interest rate swaps were nominal amounts. Therefore, the financial statements were not exposed to the effects of interest rate fluctuations and these did not have a material impact on its results of operations.
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
As of March 31, 2014 and December 31, 2013, the Company had outstanding derivatives that were not designated as hedges in qualifying hedging relationships. The value of these contracts is recognized at fair value based on market exchange forward rates and is recorded in other assets or other liabilities on the Consolidated Balance Sheets. The following represents the fair value of these derivatives at March 31, 2014 and December 31, 2013 and the change in fair value included in foreign exchange gain in the first quarter of 2014 and 2013:

	March 31, 2014	December 31, 2013
Fair value of derivatives	$(935)	$530
	Three Months Ended March 31, 2014:	Three Months Ended March 31, 2013:
Change in fair value included in foreign exchange (loss) gain for the three months ended March 31, 2014 and March 31, 2013	$(1,211)	$103

The following represents the notional amounts of foreign exchange forward contracts at March 31, 2014:

	Notional Sold	Notional Purchased
Non-designated hedges of foreign exchange risk	$28,596	$(22,259)
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

3. Long-term Debt
At March 31, 2014 and December 31, 2013, long-term debt consisted of the following:

	March 31, 2014	December 31, 2013
Senior secured term loan facility, payable quarterly, U.S. Dollar denominated–LIBOR (minimum 1.25%) plus 4.50% (5.75%) net of $0.9 million discount. Matures May of 2018.	$197,639	$198,000
Senior Notes (Unsecured), payable semi-annually–U.S. Dollar denominated interest rate fixed at 8.875%, matures June of 2018	236,410	236,410
Other long term debt	1,926	462
	435,975	434,872
Less current maturities	2,204	2,166
Total	$433,771	$432,706

On May 17, 2013 (the "Closing Date"), the Company entered into a Credit and Guaranty Agreement for a $200.0 million term loan credit facility (the “Term Credit Facility”), net of a discount of $1.0 million, among the Company, certain direct an

d indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions. The Company also entered into a Revolving Credit and Guaranty Agreement originally for a $40.0 million asset-based revolving credit facility subject to a borrowing base among the Company, Xerium Canada Inc., as Canadian borrower, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions (the "Domestic Revolver"). On March 3, 2014, the Company entered into an amendment to the Revolving Credit and Guaranty Agreement (as amended, the “ABL Facility,” and collectively with the Term Credit Facility, the “Credit Facility”) to add the Company's German subsidiaries as European Borrowers and to provide for an additional $15 million European asset-based revolving credit facility subject to a European borrowing base (the "European Revolver"), increasing the aggregate availability under the ABL Facility to $55 million.
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
If the total amount of advances outstanding under the ABL Facility exceeds either $40 million or the borrowing base, the Company must repay an amount equal to the excess borrowing. If obligations under all outstanding letters of credit exceeds $20 million, the Company must cash collateralize its letters of credit in an amount equal to the excess obligations outstanding. Similarly, if the total amount of advances outstanding under the European Revolver exceed either $15 million or the European borrowing base, the Company must repay an amount equal to the excess borrowing. If obligations under all outstanding
European-based letters of credit exceeds $10 million, the Company must cash collateralize its letters of credit in an amount equal to the excess obligations outstanding.
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
On May 26, 2011, the Company completed a refinancing transaction, which replaced certain of its then outstanding indebtedness with the Notes. The Notes contain customary covenants that, subject to certain exceptions, restrict its ability to enter into certain transactions and engage in certain activities. The Company has $236.4 million aggregate principal amount outstanding under the Notes. The Notes contain customary covenants that, subject to certain exceptions, restrict its ability to enter into certain transactions and engage in certain activities.
As of March 31, 2014, the outstanding balance of the Company's term debt under its Credit Facility and Notes was $434.0 million, which is net of a $0.9 million discount. In addition, as of March 31 2014, an aggregate of $37.5 million is available for additional borrowings under the ABL Facility. This availability represents a borrowing base of $49.9 million under the ABL

Facility less $12.4 million of that facility committed for letters of credit or additional borrowings. Additionally, at March 31, 2014, the Company had approximately $5.1 million available for borrowings under other small lines of credit.

As of March 31, 2014 and December 31, 2013, the carrying value of the Company’s long-term debt was $436.0 million and $434.9 million, respectively, and its fair value was approximately $455.0 million and $451.6 million, respectively. The Company determined the fair value of its debt utilizing significant other observable inputs (Level 2 of the fair value hierarchy).

Capitalized Lease Liabilities

As of March 31, 2014, the Company had capitalized lease liabilities totaling $4.3 million. These amounts represent the lease on the corporate headquarters and a software licensing agreement.

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
For the three months ended March 31, 2014, the provision for income taxes was $1,893 as compared to $2,503 for the three months ended March 31, 2013. The decrease in tax expense was primarily attributable to the geographic mix of earnings for those periods in the three months ended March 31, 2014. The provision for income taxes is primarily impacted by income earned in tax paying jurisdictions relative to income earned in non-tax paying jurisdictions. The majority of income recognized for purposes of computing the effective tax rate is earned in countries where the statutory income tax rates range from 15% to 39.43%; however, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. The Company generates losses in certain jurisdictions for which no tax benefit is received, as the deferred tax assets in these jurisdictions (including the net operating losses) are fully reserved in the valuation allowance. For this reason, the Company recognizes minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States, the United Kingdom and Australia. Due to these reserves, the geographic mix of the Company’s pre-tax earnings has a direct correlation with how high or low its annual effective tax rate is relative to consolidated earnings. As the Company continues to reorganize and restructure its operations, it is possible that deferred tax assets, for which no income tax benefit has previously been provided, may more likely than not become realized. The Company continues to evaluate future operations and will record an income tax benefit in the period where it believes it is more likely than not that the deferred tax asset will be able to be realized.
As of March 31, 2014, the Company had a gross amount of unrecognized tax benefit of $7,919, exclusive of interest and penalties. The unrecognized tax benefit increased by approximately $428 during the three months ended March 31, 2014, as a result of foreign currency effects, statute expirations, and ongoing changes in currently reserved positions as a result of new facts or information. The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense, which were immaterial for the three months ended March 31, 2014 and 2013. The tax years 2000 through 2013 remain open to examination in a number of the major tax jurisdictions to which the Company and its subsidiaries are subject. The Company believes that it has made adequate provisions for all income tax uncertainties.
In July of 2013, FASB issued ASU 2013-11 Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Taskforce) ("ASU 2013-11"). Beginning January 1, 2014, the effective date of this regulation, the Company has adopted the provisions of ASU 2013-11 related to presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The effect on the date of adoption resulted in a decrease in other long term liabilities and a decrease in other assets of $1,147 related to uncertain tax benefits for Canada, Germany, and Italy.
In November of 2011, the Federal Revenue Department of the Ministry of Finance of (“FRD”) issued a tax assessment against the Company’s indirect subsidiary, Xerium Technologies Brasil Indústria e Comércio S.A. (“Xerium Brazil”), challenging the goodwill recorded in the 2005 acquisition of Wangner Itelpa and Huyck Indústria e Comércio S.A. by Robec Brasil Participações Ltda., a predecessor to Xerium Brazil. This assessment denied the amortization of that goodwill against net income for the years 2006 through 2010 and sought payment of approximately $41,086 (subject to currency exchange rates) in tax, penalties and interest as of March 31, 2014. The Company believes the transactions in question (i) complied with Brazilian tax and accounting rules, (ii) were effected for a legitimate business purpose, to consolidate the Company’s operating activities in Brazil into one legal entity, and (iii) were properly documented and declared to Brazilian tax and corporate authorities. Based on the foregoing, Xerium Brazil filed a response disputing the tax assessment. In December of 2012 an administrative panel at the first administrative appeals level within the FRD rendered a decision upholding the original assessment, but reducing the claimed penalties by 50%. This decision reduced the total assessed amount as of March 31, 2014 by approximately $11,102 to $29,984 (subject to currency exchange rates). On January 18, 2013, Xerium Brazil appealed the decision of the first administrative panel to the second of three administrative appeals courts potentially available to it within the FRD.
Although there can be no assurances, as of March 31, 2014, the Company believes it is more likely than not that it would prevail on every tax position under examination and therefore it did not accrue any amounts related to this assessment. The Company cannot assure a favorable outcome and cannot currently estimate the timing of the final resolution of this matter. The Company believes it has meritorious defenses and will vigorously contest this matter, and if the administrative courts of the FRD do not rule in the Company's favor, the Company intends to appeal its case to the Brazilian judicial courts. However, if management's views of the Company's position and the probable outcome of the assessment changes or the FRD’s initial position is sustained by Brazilian judicial courts, the amount accrued would adversely impact the Company’s financial condition and results of operations in the period in which any such determination or decision is made.
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
As required by Topic 715, the following tables summarize the components of net periodic benefit cost:
Defined Benefit Plans

	Three Months Ended March 31,
	2014	2013
Service cost	$816	$973
Interest cost	1,650	1,560
Expected return on plan assets	(1,564)	(1,412)
Amortization of prior service cost	—	3
Amortization of net loss	295	572
Net periodic benefit cost	$1,197	$1,696
6. Comprehensive (Loss) Income and Accumulated Other Comprehensive Loss
Comprehensive (loss) income for the three months ended March 31, 2014 and 2013 is as follows (net of tax benefits of $32):

	Three Months Ended March 31,
	2014	2013
Net income	$1,167	$5,485
Foreign currency translation adjustments	(1,669)	(4,392)
Pension liability changes under Topic 715	(275)	1,602
Change in value of derivative instruments	19	32
Comprehensive (loss) income	$(758)	$2,727

The components of accumulated other comprehensive loss for the three months ended March 31, 2014 are as follows (net of tax benefits of $5.1 million):

	Foreign Currency Translation Adjustment	Pension Liability Changes Under Topic 715	Change in Value of Derivative Instruments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2013	$(136)	$(29,681)	$(235)	$(30,052)
Other comprehensive loss before reclassifications	(1,669)	—	—	(1,669)
Amounts reclassified from other comprehensive income
Amortization of actuarial losses	—	(275)	—	(275)
Amortization of interest expense	—	—	21	21
Net current period other comprehensive (loss) income	(1,669)	(275)	21	(1,923)
Balance at March 31, 2014	$(1,805)	$(29,956)	$(214)	$(31,975)

For the three months ended March 31, 2014, the amortization of actuarial losses is included in cost of products sold and general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

7. Restructuring and Impairment Expense
During the three months ended March 31, 2014, the Company recorded restructuring expenses of approximately $4,651. These included charges relating to the closure of a roll cover facility in Germany, the reduction of headcount and the second phase of the closure of a clothing facility in Argentina. During the three months ended March 31, 2013, the Company recorded restructuring expenses of approximately $1,255. These charges were primarily related to headcount reductions, the closure of a roll covering facility in France and the closure of a machine clothing facility in Argentina.
The following table sets forth the significant components and activity under restructuring programs for the three months ended March 31, 2014 and 2013:

	Balance at December 31, 2013	Charges	Currency Effects	Cash Payments	Balance at March 31, 2014
Severance and other benefits	$6,466	$4,411	$(46)	$(2,240)	$8,591
Facility costs and other	1,468	240	(11)	(312)	1,385
Total	$7,934	$4,651	$(57)	$(2,552)	$9,976

	Balance at December 31, 2012	Charges (1)	Currency Effects	Cash Payments	Balance at March 31, 2013
Severance and other benefits	$15,577	$775	$(451)	$(4,109)	$11,792
Facility costs and other	335	410	(10)	(570)	165
Total	$15,912	$1,185	$(461)	$(4,679)	$11,957
(1) Amount excludes $70 impairment charges.
Restructuring and impairment expense by segment, which is not included in Segment Earnings in Note 8, is as follows:

	Three Months Ended March 31,
	2014	2013
Clothing	$2,254	$409
Roll Covers	2,397	727
Corporate	—	119
Total	$4,651	$1,255

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
Summarized financial information for the Company’s reportable segments is presented in the tables that follow for the three months ended March 31, 2014 and 2013.

	Clothing	Roll Covers	Corporate	Total
Three Months Ended March 31, 2014:
Net Sales	$88,971	$44,413	$—	$133,384
Segment Earnings (Loss)	$19,124	$7,836	$(1,258)
Three Months Ended March 31, 2013:
Net Sales	$89,937	$49,868	$—	$139,805
Segment Earnings (Loss)	$18,062	$14,070	$(2,989)
Provided below is a reconciliation of Segment earnings (loss) to income before provision for income taxes for the three months ended March 31, 2014 and 2013, respectively.

	Quarter Ended March 31,
	2014	2013
Segment Earnings (Loss):
Clothing	$19,124	$18,062
Roll Covers	7,836	14,070
Corporate	(1,258)	(2,989)
Stock-based compensation	(509)	(295)
Idle facility asset impairment	—	(857)
Interest expense, net	(8,657)	(9,206)
Depreciation and amortization	(8,649)	(9,542)
Restructuring expense	(4,651)	(1,255)
Plant startup costs	(176)	—
Income before provision for income taxes	$3,060	$7,988
9. Commitments and Contingencies

The Company is involved in various legal matters which have arisen in the ordinary course of business as a result of various immaterial labor claims, taxing authority reviews and other routine legal matters. As of March 31, 2014, the Company accrued an immaterial amount in its financial statements for these matters for which the Company believed the possibility of loss was probable and was able to estimate the damages. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its financial position, results of operations or cash flow. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of legal matters will not have a material adverse effect on the financial condition, liquidity or cash flow of the Company. See Note 4 for a discussion of Xerium Brazil’s proceeding with the FRD.

10. Stock-Based Compensation and Stockholders’ Deficit
The Company records stock-based compensation expense in accordance with ASC Topic 718, Accounting for Stock Compensation and has used the straight-line attribution method to recognize expense for time-based restricted stock units ("RSUs") and deferred stock units ("DSUs"). The Company recorded stock-based compensation expense during the three months ended March 31, 2014 and March 31, 2013 as follows:

	Three Months Ended March 31,
	2014	2013
RSU, Options and DSU Awards (1)	$509	$295

(1)	Related to RSUs, Options and DSUs awarded to certain employees and non-employee directors.

Summary of Activity under the Long-Term Incentive Plans

On May 8, 2012, the Board approved the 2012 Executive Long-Term Incentive Plan (the “2012 Executive LTIP”) under the 2010 Equity Incentive Plan (the "2010 Plan"). Awards under the 2012 Executive LTIP are both time-based and performance-based. A specific target share award is set for each participant in the 2012 Executive LTIP. Awards will be paid in the form of RSUs or shares of common stock of the Company. Time-based awards, or 50% of the total target award, were granted in the form of 54,750 time-based RSUs under the Company’s 2010 Plan. At March 31, 2014, 13,416 time-based RSUs vested in accordance with the 2012 Executive LTIP and were converted to common stock, net of applicable tax withholdings. The remaining one-third of the time-based RSUs will vest on March 31, 2015, and convert into shares of common stock as they vest. Performance-based awards, which constitute 50% of the total award, will be determined based on the Company’s performance against a three-year cumulative Adjusted EBITDA metric, adjusted for currency fluctuations during the term of the 2012 – 2014 Executive LTIP. The performance-based awards will convert into shares of the Company’s common stock and be paid after the close of the three-year performance period. The amount of the payment will be based on a sliding scale ranging from 50% if the metric is achieved at 85% of the target up to 200% if the metric is achieved at or above 115% of the target.

On June 13, 2013, at the 2013 Annual Meeting of Stockholders of Xerium Technologies, Inc., the stockholders of the Company approved an amendment to the 2010 Plan, which increased the aggregate number of shares of the Company’s common stock that may be delivered under or in satisfaction of awards under such plan from 913,525 to 1,663,525, increased the number of shares that may be subject to option and stock appreciation right grants and that may be granted as stock awards to any one participant in a calendar year from 150,000 to 500,000, and set a maximum cash award that may be granted to any one participant in a calendar year at $2,000. This amendment was approved by the Company’s Board of Directors on March 12, 2013.

On June 13, 2013, after the stockholders had approved the amendment to the 2010 Plan, the Board approved the granting of awards under the 2013 Executive Long-Term Incentive Plan (the "2013 Executive LTIP") under the 2010 Plan. Awards under the 2013 Executive LTIP are both time-based and performance-based and will be paid in the form of RSUs or shares of common stock of the Company. Time-based awards, or 50% of the total target award, were granted in the form of 179,571 time-based RSUs under the Company’s 2010 Plan. These time-based awards will cliff vest on March 11, 2016, and will be converted to common stock, net of applicable tax withholdings. Performance-based awards, which constitute the remaining 50% of the total award, will vest depending on the Company’s stock price performance during the three year participant service period from March 11, 2013 through March 10, 2016. If the awards vest, they will convert into shares of the Company’s common stock and be paid after the close of the three-year performance period.

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
Directors’ Deferred Stock Unit Plan
Under the 2011 non-management directors stock plan ("2011 DSU Plan”), each director receives an annual retainer of $112, to be paid on a quarterly basis in arrears. Half of the annual retainer is payable in DSUs, with the remaining half payable in DSUs, cash or a mix of both at the election of each director. The non-management directors were awarded an aggregate of 5,668 DSUs under the 2011 DSU Plan for service during the quarter ended March 31, 2014. In addition, in accordance with the 2011 DSU Plan, 4,796 DSUs were settled in Common Stock during the quarter ended March 31, 2014.

11. Supplemental Guarantor Financial Information
On May 26, 2011, the Company closed on the sale of its Notes. The Notes are unsecured obligations of the Company and are fully and unconditionally guaranteed on a senior unsecured basis by all of the domestic wholly owned subsidiaries of the Company (the “Guarantors”). In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, as amended, the following condensed consolidating financial statements present the financial position, results of operations and cash flows of Xerium Technologies, Inc. (referred to as “Parent” for the purpose of this note only) on a stand-alone parent-only basis, the Guarantors on a Guarantors-only basis, the combined non-Guarantor subsidiaries and elimination entries necessary to arrive at the information for the Parent, the Guarantors and non-Guarantor subsidiaries on a consolidated basis.

Xerium Technologies, Inc.
Consolidating Balance Sheet—(Unaudited)
At March 31, 2014
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
ASSETS
Current assets:
Cash and cash equivalents	$685	$(11)	$17,339	$—	$18,013
Accounts receivable, net	60	23,786	70,774	—	94,620
Intercompany receivables	(111,677)	108,965	2,712	—	—
Inventories, net	—	18,464	70,727	(896)	88,295
Prepaid expenses	198	1,287	5,088	—	6,573
Other current assets	—	4,352	10,050	—	14,402
Total current assets	(110,734)	156,843	176,690	(896)	221,903
Property and equipment, net	25,018	59,706	232,129	—	316,853
Investments	712,436	288,753	—	(1,001,189)	—
Goodwill	—	17,737	50,199	—	67,936
Intangible assets	11,141	2,710	414	—	14,265
Other assets	5	—	10,101	—	10,106
Total assets	$637,866	$525,749	$469,533	$(1,002,085)	$631,063

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,436	$10,077	$26,360	$—	$37,873
Accrued expenses	13,233	8,464	47,441	—	69,138
Current notes payable	—	—	8,243		8,243
Current maturities of long-term debt	2,062	—	142	—	2,204
Total current liabilities	16,731	18,541	82,186	—	117,458
Long-term debt, net of current maturities	433,163	608	—	—	433,771
Capitalized lease obligations	4,324	—	—	—	4,324
Deferred taxes	609	3,040	12,140	—	15,789
Pension, other post-retirement and post-employment obligations	11,011	1,063	54,653	—	66,727
Other long-term liabilities	126	—	4,621	—	4,747
Intercompany loans	242,251	(359,058)	116,807	—	—
Total stockholders’ (deficit) equity	(70,349)	861,555	199,126	(1,002,085)	(11,753)
Total liabilities and stockholders’ equity	$637,866	$525,749	$469,533	$(1,002,085)	$631,063

Xerium Technologies, Inc.
Consolidating Balance Sheet
At December 31, 2013
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
ASSETS
Current assets:
Cash and cash equivalents	$4,120	$(10)	$21,606	$—	$25,716
Accounts receivable, net	—	22,188	65,764	—	87,952
Intercompany receivables	(112,848)	110,434	2,414	—	—
Inventories, net	—	18,077	66,632	(779)	83,930
Prepaid expenses	398	936	6,845	—	8,179
Other current assets	514	3,729	11,452	—	15,695
Total current assets	(107,816)	155,354	174,713	(779)	221,472
Property and equipment, net	15,794	59,250	234,620	—	309,664
Investments	700,697	284,444	—	(985,141)	—
Goodwill	—	17,737	51,238	—	68,975
Intangible assets	10,964	3,094	412	—	14,470
Other assets	4	—	9,479	—	9,483
Total assets	$619,643	$519,879	$470,462	$(985,920)	$624,064

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,109	$10,380	$29,731	$—	$42,220
Accrued expenses	9,794	8,172	43,402	—	61,368
Current notes payable	—	—	8,267	—	8,267
Current maturities of long-term debt	2,024	—	142	—	2,166
Total current liabilities	13,927	18,552	81,542	—	114,021
Long-term debt, net of current maturities	432,706	—	—	—	432,706
Deferred taxes	327	3,040	12,983	—	16,350
Pension, other post-retirement and post-employment obligations	11,212	1,182	54,472	—	66,866
Other long-term liabilities	106	5	5,459	—	5,570
Intercompany loans	233,755	(355,003)	121,248	—	—
Total stockholders’ (deficit) equity	(72,390)	852,103	194,758	(985,920)	(11,449)
Total liabilities and stockholders’ equity	$619,643	$519,879	$470,462	$(985,920)	$624,064

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive Income (Loss) (Unaudited)
For the three months ended March 31, 2014
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$43,156	$99,265	$(9,037)	$133,384
Costs and expenses:
Cost of products sold	(419)	29,999	60,731	(9,093)	81,218
Selling	113	5,068	12,997	—	18,178
General and administrative	1,884	2,520	10,393	—	14,797
Research and development	276	1,118	552	—	1,946
Restructuring and impairment	(18)	237	4,432	—	4,651
	1,836	38,942	89,105	(9,093)	120,790
(Loss) income from operations	(1,836)	4,214	10,160	56	12,594
Interest expense, net	(8,242)	1,395	(1,810)	—	(8,657)
Foreign exchange loss	(12)	(81)	(784)	—	(877)
Equity (deficit) in subsidiaries income	11,731	5,892	—	(17,623)	—
Income before provision for income taxes	1,641	11,420	7,566	(17,567)	3,060
Provision for income taxes	(474)	(34)	(1,385)	—	(1,893)
Net income	$1,167	$11,386	$6,181	$(17,567)	$1,167
Comprehensive income (loss)	$1,578	$11,116	$4,115	$(17,567)	$(758)

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive (Loss) Income-(Unaudited)
For the three months ended March 31, 2013
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$46,115	$105,399	$(11,709)	$139,805
Costs and expenses:
Cost of products sold	(450)	30,863	66,594	(11,709)	85,298
Selling	—	5,871	13,350	—	19,221
General and administrative	1,982	807	11,845	—	14,634
Research and development	—	1,359	595	—	1,954
Restructuring and impairment	119	238	898	—	1,255
	1,651	39,138	93,282	(11,709)	122,362
(Loss) income from operations	(1,651)	6,977	12,117	—	17,443
Interest (expense) income, net	(6,704)	1,406	(3,908)	—	(9,206)
Foreign exchange gain (loss)	183	(13)	(419)	—	(249)
Equity in subsidiaries income (deficit)	13,704	4,754	—	(18,458)	—
Dividend income	—	1,555	—	(1,555)	—
Income before provision for income taxes	5,532	14,679	7,790	(20,013)	7,988
Provision for income taxes	(47)	106	(2,562)	—	(2,503)
Net income	$5,485	$14,785	$5,228	$(20,013)	$5,485
Comprehensive income	$5,254	$14,562	$2,924	$(20,013)	$2,727

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows-(Unaudited)
For the three months ended March 31, 2014
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net income	$1,167	$11,386	$6,181	$(17,567)	$1,167
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	456	—	53	—	509
Depreciation	108	1,850	6,275	—	8,233
Amortization of intangibles	—	384	32	—	416
Deferred financing cost amortization	716	—	—	—	716
Foreign exchange loss on revaluation of debt	(1,103)	—	—	—	(1,103)
Deferred tax expense	282	—	(1,090)	—	(808)
Loss on disposition of property and equipment	—	22	5	—	27
Provision for doubtful accounts	—	165	80	—	245
Undistributed equity in earnings of subsidiaries	(11,731)	(5,892)	—	17,623	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(61)	(1,762)	(5,229)	—	(7,052)
Inventories	—	(387)	(3,605)	(56)	(4,048)
Prepaid expenses	201	(351)	1,750	—	1,600
Other current assets	515	(623)	927	—	819
Accounts payable and accrued expenses	2,767	(11)	1,446	—	4,202
Deferred and other long-term liabilities	(182)	(828)	(1,150)	—	(2,160)
Intercompany loans	(1,171)	1,401	(230)	—	—
Net cash (used in) provided by operating activities	(8,036)	5,354	5,445	—	2,763
Investing activities
Capital expenditures, gross	(5,537)	(922)	(4,035)	—	(10,494)
Intercompany property and equipment transfers, net	—	—	—	—	—
Proceeds from disposals of property and equipment	—	35	8	—	43
Net cash used in investing activities	(5,537)	(887)	(4,027)	—	(10,451)
Financing activities					—
Proceeds from borrowings	7,580				7,580
Principal payments on debt	(6,600)	—	—	—	(6,600)
Payment of obligations under capital leases	(126)	(64)			(190)
Payment of financing fees	(710)				(710)
Intercompany loans	9,994	(4,404)	(5,590)	—	—
Net cash provided by (used in) financing activities	10,138	(4,468)	(5,590)	—	80
Effect of exchange rate changes on cash flows	—	—	(95)	—	(95)
Net decrease in cash	(3,435)	(1)	(4,267)	—	(7,703)
Cash and cash equivalents at beginning of period	4,120	(10)	21,606	—	25,716
Cash and cash equivalents at end of period	$685	$(11)	$17,339	$—	$18,013

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows (Unaudited)
For the three months ended March 31, 2013
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net income	$5,485	$14,785	$5,228	$(20,013)	$5,485
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	295	—	—	—	295
Depreciation	33	1,903	7,030	—	8,966
Amortization of intangibles	—	553	23	—	576
Deferred financing cost amortization	516	—	193	—	709
Foreign exchange loss on revaluation of debt	—	—	(118)	—	(118)
Deferred tax expense	—	—	282	—	282
Asset impairment	208	—	720		928
Loss (gain) on disposition of property and equipment	1	3	(14)	—	(10)
Intercompany dividend	—	—			—
Provision for doubtful accounts	—	(53)	88	—	35
Undistributed equity in (earnings) loss of subsidiaries	(13,704)	(4,754)	—	18,458	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	—	(3,595)	(5,632)	—	(9,227)
Inventories	—	529	399	—	928
Prepaid expenses	3	(639)	1,088	—	452
Other current assets	(2,182)	(35)	254	—	(1,963)
Accounts payable and accrued expenses	5,158	(234)	(3,533)	1,555	2,946
Deferred and other long-term liabilities	42	68	(111)	—	(1)
Intercompany loans	854	(1,496)	642	—	—
Net cash (used in) provided by operating activities	(3,291)	7,035	6,539	—	10,283
Investing activities
Capital expenditures, gross	(1,466)	(632)	(1,615)	—	(3,713)
Proceeds from disposals of property and equipment	—	—	317	—	317
Net cash used in investing activities	(1,466)	(632)	(1,298)	—	(3,396)
Financing activities
Principal payments on debt	(313)	—	(290)	—	(603)
Intercompany loans	7,499	(6,449)	(1,050)	—	—
Net cash provided by (used in) financing activities	7,186	(6,449)	(1,340)	—	(603)
Effect of exchange rate changes on cash flows	—	(1)	(297)	—	(298)
Net increase (decrease) in cash	2,429	(47)	3,604	—	5,986
Cash and cash equivalents at beginning of period	6,471	36	28,270	—	34,777
Cash and cash equivalents at end of period	$8,900	$(11)	$31,874	$—	$40,763

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•
structural shifts in the demand for paper, for instance the shift away from newsprint, printing and writing paper in favor of digital media, may adversely impact customers' demand for our products and services and consequently our financial results;

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

Other factors that could materially affect our actual results, levels of activity, performance or achievements can be found in our “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 4, 2014. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we project. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise, except as required by law.
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
We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed in a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is custom engineered to fit each individual paper-making machine and process. For the three months ended March 31, 2014, our clothing segment represented 67% of our net sales.
Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by the paper producer. Roll covers are tailored to individual paper-making machines and processes, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and we manufacture new and rebuilt spreader rolls. We also provide various related products and services to our customers, both directly and through third party providers, as a growing part of our overall product offering through our roll covers sales channels. For the three months ended March 31, 2014, our roll cover segment represented 33% of our net sales.
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

Beginning about the same time the paper industry began to address the structural balance between the supply and demand for paper, the widespread adoption of e-commerce and digitalization of traditionally printed material has resulted in a prolonged decline in newsprint and printing and writing grades of paper. This longer term decline has been partially offset by increases in the production of packaging grades, both as a consequence of globalization of manufacturing and as a result of the increase of tissue/personal care products which have increased as global GDP has risen, particularly in the developing world. In 2010 and 2011, global paper and board production began to recover from the economic recession and show growth, particularly in developing countries. As international shipments of manufactured goods increased, containerboard production recovered particularly strongly, contributing over 50% of the total global improvement. The paper and board production recovery, however, stalled in the second half of 2011 and remained weak throughout 2012 and 2013. In 2014, we still expect that global paper and board manufacturers' operating rates will remain near their 2013 levels, while industry forecasters predict the growth of global paper production from 2014 to 2015 to be between approximately 2% and 3% per annum. Generally, and over time, we expect growth in paper production to be greater in Asia-Pacific, South America and Eastern Europe than in the more mature North American and Western European regions, where demand may decline.

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
The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $1.9 million and $2.0 million for the three months ended March 31, 2014 and 2013, respectively.

Foreign Exchange
We have a geographically diverse customer base. In the three months ended March 31, 2014 we generated approximately 36% of our net sales in North America, 36% in Europe, 19% in Asia-Pacific and 9% in South America.
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
During the three months ended March 31, 2014, we conducted business in nine foreign currencies. The following table provides the average exchange rate for the three months ended March 31, 2014 and the three months ended March 31, 2013 of the U.S. Dollar against each of the four foreign currencies in which we conduct the largest portion of our operations.

Currency	Three Months Ended March 31, 2014:	Three Months Ended March 31, 2013:
Euro	$1.37 = 1 Euro	$1.32 = 1 Euro
Brazilian Real	$0.42 = 1 Brazilian Real	$0.50 = 1 Brazilian Real
Canadian Dollar	$0.91 = 1 Canadian Dollar	$.99 = 1 Canadian Dollar
Australian Dollar	$0.90 = 1 Australian Dollar	$1.04 = 1 Australian Dollar
In the three months ended March 31, 2014, we conducted approximately 36% of our operations in Euros, approximately 11% in the Australian Dollar, approximately 8% in the Brazilian Real (although a significant portion of Brazil net sales are in U.S. Dollars) and approximately 5% in the Canadian Dollar.
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

Domestic and Foreign Operating Results:
The following is an analysis of our domestic and foreign operations during the three months ended March 31, 2014 and March 31, 2013 and a discussion of the results of operations during those periods (in thousands):

	Three Months Ended March 31,
	2014	2013
Domestic income from operations	$2,378	$5,326
Foreign income from operations	10,216	12,117
Total income from operations	$12,594	$17,443
During the three months ended March 31, 2014, domestic income from operations was lower than foreign income from operations primarily due to product mix, market differences and various unallocated corporate expenses. Excess cash generated from the operations of most foreign subsidiaries typically remained permanently reinvested. However, the earnings generated by foreign subsidiaries in 2013 and 2014 will be remitted to the parent company at some point in the future. U.S. income taxes and foreign withholding taxes have been provided related to those foreign earnings. Foreign un-remitted earnings generated in years prior to 2013 will remain indefinitely reinvested, except for Brazil and Mexico for which U.S. income taxes and foreign withholding taxes have been provided.

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

During the three months ended March 31, 2014, we recorded restructuring expenses of approximately $4.7 million. These included charges relating to the closure of a roll cover facility in Germany, the reduction of headcount and the second phase of the closure of a clothing facility in Argentina. During the three months ended March 31, 2013, we recorded restructuring expenses of approximately $1.3 million. These charges were primarily related to headcount reductions, the closure of a roll covering facility in France and the closure of a machine clothing facility in Argentina.

Results of Operations

The table that follows sets forth for the periods presented certain consolidated operating results.

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net sales	$133,384	$139,805
Costs and expenses:
Cost of products sold	81,218	85,298
Selling	18,178	19,221
General and administrative	14,797	14,634
Research and development	1,946	1,954
Restructuring	4,651	1,255
	120,790	122,362
Income from operations	12,594	17,443
Interest expense, net	(8,657)	(9,206)
Foreign exchange loss	(877)	(249)
Income before provision for income taxes	3,060	7,988
Provision for income taxes	(1,893)	(2,503)
Net income	$1,167	$5,485
Comprehensive (loss) income	$(758)	$2,727
Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
Net Sales. Net sales for the three months ended March 31, 2014 decreased by $6.4 million, or 4.6%, to $133.4 million from $139.8 million for the three months ended March 31, 2013. For the three months ended March 31, 2014, approximately 67% of our net sales were in our clothing segment and approximately 33% were in our roll covers segment.
In our clothing segment, net sales for the three months ended March 31, 2014 decreased by $0.9 million, or 1.0%, to $89.0 million from $89.9 million for the three months ended March 31, 2013, primarily due to decreased sales volume of $0.8 million in Asia and $0.8 million in Europe, partially offset by a increase in sales volume of $0.4 million in North America and $0.3 million in South America.
In our roll covers segment, net sales for the three months ended March 31, 2014 decreased by $5.5 million or 11.0%, to $44.4 million from $49.9 million for the three months ended March 31, 2013. The decrease was primarily due to decreased sales volume of $2.9 million in North America, $2.2 million in Europe and $0.6 million in Asia. These were partially offset by by an increase of $0.2 million in South America.

Cost of Products Sold. Cost of products sold for the three months ended March 31, 2014 decreased by $4.1 million, or 4.9% to $81.2 million from $85.3 million for the three months ended March 31, 2013.
In our clothing segment, cost of products sold decreased $3.5 million in the current quarter compared to the first quarter of 2013 as a result of lower sales volume and cost of products sold as a percentage of sales. Cost of products sold, as a percentage of net sales decreased by 3.5% to 58.1% in the three months ended March 31, 2014 from 61.6% in the three months ended March 31, 2013. This decrease was primarily due to reduced costs as a result of restructuring savings and operational efficiencies, partially offset by unfavorable material variances due to inflation.
In our roll covers segment, cost of products sold decreased $0.5 million in the current quarter compared to the first quarter of 2013, due to reduced sales volume. However, cost of products sold, as a percentage of net sales increased by 6.1% to 66.1% for the three months ended March 31, 2014 from 60.0% for the three months ended March 31, 2013. This increase was primarily due to unfavorable sales mix as a result of higher sales of products and services with lower gross margins.
Selling Expenses. For the three months ended March 31, 2014, selling expenses decreased by $1.0 million, or 0.5% to $18.2 million from $19.2 million for the three months ended March 31, 2013. Favorable currency effects accounted for $0.6 million of this decrease, while restructuring savings accounted for the remaining $0.4 million.

General and Administrative Expenses. For the three months ended March 31, 2014, general and administrative expenses increased by $0.2 million, or 1.4% to $14.8 million from $14.6 million for the three months ended March 31, 2013, primarily as a result of a gain of $0.7 million realized in 2013 related to an insurance recovery from a plant fire and increased administrative costs of $0.3 million in 2014. These increases were partially offset by decreases related to the impairment of a vacant facility of $0.6 million in 2013 and CEO transition costs of $0.2 million in 2013 not incurred in 2014.
Restructuring Expenses. For the three months ended March 31, 2014, we incurred restructuring expenses of $4.7 million . These included charges relating to the closure of a roll cover facility in Germany, the reduction of headcount and the closure of a clothing facility in Argentina. In the first three months of 2013, we incurred restructuring expenses of $1.3 million. These charges were primarily related to headcount reductions, the closure of a roll covering facility in France and the second phase of the closure of a machine clothing facility in Argentina.
Interest Expense, Net. Net interest expense for the three months ended March 31, 2014 decreased by $0.5 million or 5.4%, to $8.7 million from $9.2 million for the three months ended March 31, 2013. The decrease was primarily due to capitalized interest of $0.3 million related to certain equipment construction projects in the first quarter of 2014 and lower average interest rates during the first quarter of 2014 versus the first quarter of 2013.
Provision for Income Taxes. For the three months ended March 31, 2014 and March 31, 2013, the provision for income taxes was $1.9 million and $2.5 million, respectively. The decrease in income tax expense was primarily attributable to decreased earnings and the geographic mix of earnings in the first quarter of 2014 as compared to the first quarter of 2013. Our provision for income taxes is primarily impacted by income we earn in tax paying jurisdictions relative to income we earn in non-tax paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 15% to 39%. However, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. We generate losses in certain jurisdictions for which we receive no tax benefit as the deferred tax assets in these jurisdictions (including net operating losses) are fully reserved in our valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States, the United Kingdom and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings.

Liquidity and Capital Resources
Our principal liquidity requirements are for debt service, restructuring payments, working capital and capital expenditures. We plan to use cash on hand, cash generated by operations and, should it become necessary, access to our revolving credit facility, as our primary sources of liquidity. Our operations are highly dependent upon the paper production industry and the degree to which the paper industry is affected by global economic conditions and the availability of credit. Demand for our products could decline if paper manufacturers are unable to obtain required financing or if economic conditions cause additional mill closures. In addition, the impact of the most recent global economic recession and the continued lack of availability of credit may affect our customers’ ability to pay their debts.
Net cash provided by operating activities was $2.8 million for the three months ended March 31, 2014 and $10.3 million for the three months ended March 31, 2013. The $7.5 million decrease was due to decreased cash earnings.

Net cash used in investing activities was $10.5 million for the three months ended March 31, 2014 and $3.4 million for the three months ended March 31, 2013. The increase in cash used of $7.1 million was primarily due to the increase in capital expenditures of $6.8 million.
Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2014. Net cash used in financing activities was $0.6 million for the three months ended March 31, 2013, respectively. The increase of $0.7 million was primarily the result of the increase of $7.6 in proceeds from borrowings, partially offset by an increase of $6.0 million in principal payments made on debt in 2013 and an increase in the payment of financing fees and the payment of obligations under capital leases of $0.9 million.
As of March 31, 2014, the outstanding balance of our term debt under the Term Credit Facility and Notes (each defined below) was $434.0 million, which is net of a $0.9 million discount. In addition, as of March 31 2014, an aggregate of $37.5 million is available for additional borrowings under the ABL Facility (defined below). This availability represents a borrowing base of $49.9 million under the ABL Facility less $12.4 million of that facility committed for letters of credit or additional borrowings. Additionally, at March 31, 2014, we had approximately $5.1 million available for borrowings under other small lines of credit.
We expect to incur expense of approximately $10.0 million to $12.0 million related to the continuation of our restructuring initiatives for the remainder of 2014. We have incurred $4.7 million in the three months ended March 31, 2014. Actual restructuring costs for 2014 may substantially differ from estimates at this time, depending on the timing of the restructuring activities and the required actions to complete them.

Capital Expenditures
For the three months ended March 31, 2014 and 2013, we had capital expenditures of $10.5 million and $3.7 million. We are currently targeting capital expenditures for 2014 to approximate $48.0 million. We analyze our planned capital expenditures based on investment opportunities available to us and our financial and operating performance, and accordingly, actual capital expenditures may be more or less than this amount. We intend to use existing cash and cash from operations to fund our capital expenditures.
See “Credit Facility and Notes” below for a description on limitations on capital expenditures imposed by our Credit Facility.

Credit Facility and Notes

On May 17, 2013 (the "Closing Date"), we entered into a Credit and Guaranty Agreement for a $200 million term loan credit facility (the "Term Credit Facility”) among us, certain of our direct and indirect U.S. subsidiaries as guarantors and certain financial institutions. We also entered into a Revolving Credit and Guaranty Agreement for, originally, a $40 million asset-based revolving credit facility subject to a borrowing base among us, Xerium Canada Inc., as Canadian borrower, certain of our direct and indirect U.S. subsidiaries as guarantors and certain financial institutions (the "Domestic Revolver"). On March 3, 2014, we entered into an amendment to the Revolving Credit and Guaranty Agreement (as amended, the “ABL Facility,” and collectively with the Term Credit Facility, the “Credit Facility”) to add our German subsidiaries as European Borrowers and to provide for an additional $15 million European asset-based revolving credit facility subject to a European borrowing base (the "European Revolver"), increasing the aggregate availability under the ABL Facility to $55 million.
The Term Credit Facility provides for:

•
a six-year $200 million senior secured term loan facility, provided the facility would mature in March 2018 if any of our 8.875% senior unsecured notes in the aggregate principal amount of $240 million (the "Notes") remain outstanding at that time;

•
an uncommitted accordion option (the “Incremental Facility”) allowing for increases for borrowings under the Term Credit Facility with the same terms, and borrowing of new tranches of term loans, up to an aggregate principal amount equal to (i) $75 million plus (ii) an additional amount (the “Facility Increase”) provided, if after giving effect to such Facility Increase (as well as any other additional term loans), on a pro forma basis, the Senior Secured Leverage Ratio (as defined in the Term Credit Facility) for the most recent four consecutive fiscal quarters does not exceed 2.25:1; and

•
in connection with the amendment to the ABL Facility, the Term Credit Facility was amended to permit the ABL Facility to be further increased by an additional $10 million, to a total aggregate availability of not more than $65 million, provided that if the ABL Facility is increased beyond $55 million, certain baskets for additional indebtedness and liens otherwise available to us under the Term Loan Facility will be reduced dollar-for-dollar by any additional increase to the ABL Facility.

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
The Term Credit Facility will require us to make amortization payments (payable in quarterly installments) equal to 1% of principal per annum with respect to the term loan with the remaining amount due at final maturity. Voluntary prepayments will be permitted, in whole or in part, subject to minimum prepayment requirements; provided that voluntary prepayments of loans bearing interest at the London Interbank Offered Rate (“LIBOR”) on a date other than the last day of the relevant interest period will be subject to the payment of customary breakage costs.
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
The obligations under the Credit Facility are guaranteed by all of our existing and future direct and indirect subsidiaries that are organized in the United States (subject to certain exceptions in the case of immaterial subsidiaries and joint ventures) and, (i) in the case of the Domestic Revolver, by Xerium Canada Inc. and any future Canadian subsidiaries, provided that non-U.S. guarantors will only be liable for obligations of Xerium Canada Inc. and any other Canadian borrowers and (ii) in the case of the European Revolver, by each other European Borrower, certain of our other European subsidiaries and any existing or future direct and indirect subsidiaries that become a party to the ABL Facility. The Term Credit Facility is secured by a first-priority perfected security interest in substantially all of our assets, Xerium Canada Inc. and such subsidiary guarantors (collectively, the “Loan Parties”), in each case, now owned or later acquired, except with respect to the Loan Parties' accounts receivables and inventory, which are secured by a second-priority interest. The ABL Facility is secured by a first-priority perfected security interest in the Loan Parties' accounts receivables and inventory, and a second-priority interest in substantially all of the Loan Parties' other assets. In each case, the security interests are subject to certain exceptions and legal and tax considerations and requirements, including that only 65% of the voting capital stock of the domestic Loan Parties' “first-tier” non-U.S. subsidiaries is required to be pledged in respect of our obligations and the U.S. guarantors under the Credit Facility.
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
•transact with affiliates; and
•engage in businesses that are not related to our existing business.
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
On May 26, 2011, we completed a refinancing transaction, which replaced certain of our then outstanding indebtedness with the Notes.The Notes contain customary covenants that, subject to certain exceptions, restrict our ability to enter into certain transactions and engage in certain activities.
We are in compliance with all covenants under the Notes and Credit Facility at March 31, 2014.

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
Our significant policies are described in the notes to the condensed consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. There have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in our Annual Report on Form 10-K for the year ended December 31, 2013.

Non-GAAP Financial Measures
We use EBITDA and Adjusted EBITDA (each as defined in the Term Credit Facility) as supplementary non-GAAP liquidity measures to assist us in evaluating our liquidity and financial performance, specifically our ability to service indebtedness and to fund ongoing capital expenditures. Neither EBITDA nor Adjusted EBITDA should be considered in isolation or as a substitute for income from operations or cash flows (as determined in accordance with GAAP).
EBITDA is defined as net income before interest expense, income tax provision and depreciation (including non-cash impairment charges) and amortization.
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
Consolidated net income is defined as net income determined on a consolidated basis in accordance with GAAP; provided, however, that the following, without duplication, shall be excluded in determining consolidated net income: (i) any net after-tax extraordinary or non-recurring gains, losses or expenses (less all fees and expenses relating thereto), (ii) the cumulative effect of changes in accounting principles, (iii) any fees and expenses incurred during such period in connection with the issuance or repayment of indebtedness, any refinancing transaction or amendment or modification of any debt instrument, in each case, as permitted under the Credit Facility and (iv) any cancellation of indebtedness income.
The following table provides reconciliation from net income and operating cash flows, which are the most directly comparable GAAP financial measures, to EBITDA and Adjusted EBITDA.

	Three Months Ended March 31,
	2014	2013
Net income	$1,167	$5,485
Stock-based compensation	509	295
Depreciation	8,233	8,966
Amortization of intangibles	416	576
Deferred financing cost amortization	716	709
Foreign exchange loss on revaluation of debt	(1,103)	(118)
Deferred tax expense	(808)	282
Asset impairment	—	928
Gain (loss) on disposition of property and equipment	27	(10)
Net change in operating assets and liabilities	(6,394)	(6,830)
Net cash provided by operating activities	2,763	10,283
Interest expense, excluding amortization	7,941	8,497
Net change in operating assets and liabilities	6,394	6,830
Current portion of income tax expense	2,700	2,221
Stock-based compensation	(509)	(295)
Foreign exchange loss on revaluation of debt	1,103	118
Asset impairment	—	(928)
(Loss) gain on disposition of property and equipment	(27)	10
EBITDA	20,365	26,736
Stock-based compensation	509	295
Operational restructuring expenses	4,651	1,255
Non-restructuring impairment expense	—	857
Plant startup costs	176	—
Adjusted EBITDA	$25,701	$29,143

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our foreign currency exposure and interest rate risks as of March 31, 2014 have not materially changed from December 31, 2013 (see Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013). As of March 31, 2014, we had outstanding long-term debt with a carrying amount of $436.0 million with an approximate fair value of $455.0 million.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, as of March 31, 2014 under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as set forth above.

(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There have been no material developments to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2013. See Notes 4 and 9 to our Unaudited Condensed Consolidated Financial Statements for a discussion of our Brazilian operating subsidiary’s proceedings before the Federal Reserve Department of Brazil and other routine litigation to which we are subject.

ITEM 1A.	RISK FACTORS
The risks described in our Annual Report on Form 10-K for the year ended December 31, 2013 have not materially changed.

ITEM 6.    EXHIBITS
See the exhibit index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XERIUM TECHNOLOGIES, INC.
(Registrant)

May 8, 2014	By:	/s/Clifford E. Pietrafitta
Clifford E. Pietrafitta
Executive Vice President and CFO
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

10.1	Form of 2014 Management Incentive Plan
10.2	Employment Agreements with Wern-Lirn "Paul" Wang
31.1	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document