Form 10-Q
period 2014-06-30
XERIUM TECHNOLOGIES INC
filed 2014-08-05
CIK 1287151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________
FORM 10-Q
________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
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
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 4, 2014 was 15,415,726.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Xerium Technologies, Inc.
Consolidated Balance Sheets
(Dollars in thousands)

	June 30, 2014 (Unaudited)	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$14,956	$25,716
Accounts receivable, net	91,678	87,952
Inventories, net	90,586	83,930
Prepaid expenses	7,608	8,179
Other current assets	14,657	15,695
Total current assets	219,485	221,472
Property and equipment, net	322,913	309,664
Goodwill	66,535	68,975
Intangible assets	13,438	14,470
Other assets	11,018	9,483
Total assets	$633,389	$624,064
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$8,166	$8,267
Accounts payable	39,576	42,220
Accrued expenses	65,168	61,368
Current maturities of long-term debt	2,062	2,166
Total current liabilities	114,972	114,021
Long-term debt, net of current maturities	437,218	432,706
Liabilities under capital leases	4,525	—
Deferred taxes	15,355	16,350
Pension, other post-retirement and post-employment obligations	65,544	66,866
Other long-term liabilities	4,684	5,570
Commitments and contingencies (Note 9)
Stockholders’ deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares outstanding as of June 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value, 20,000,000 shares authorized; 15,415,726 and 15,383,903 shares outstanding as of June 30, 2014 and December 31, 2013, respectively	15	15
Stock warrants	—	13,532
Paid-in capital	429,294	414,742
Accumulated deficit	(407,757)	(409,686)
Accumulated other comprehensive loss	(30,461)	(30,052)
Total stockholders’ deficit	(8,909)	(11,449)
Total liabilities and stockholders’ deficit	$633,389	$624,064
See accompanying notes.

Xerium Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Sales	$139,723	$138,324	$273,107	$278,129
Costs and expenses:
Cost of products sold	84,372	85,674	165,591	170,972
Selling	18,988	18,095	37,167	37,270
General and administrative	14,407	15,506	29,203	30,140
Research and development	2,044	2,089	3,990	4,089
Restructuring	7,595	4,165	12,246	5,420
	127,406	125,529	248,197	247,891
Income from operations	12,317	12,795	24,910	30,238
Interest expense, net	(8,917)	(13,112)	(17,574)	(22,318)
Loss on extinguishment of debt	—	(3,123)	—	(3,123)
Foreign exchange (loss) gain	(307)	50	(1,185)	(198)
Income (loss) before provision for income taxes	3,093	(3,390)	6,151	4,599
Provision for income taxes	(2,329)	(3,489)	(4,222)	(5,992)
Net income (loss)	$764	$(6,879)	$1,929	$(1,393)
Comprehensive income (loss)	$2,278	$(9,245)	$1,520	$(6,517)
Net income (loss) per share:
Basic	$0.05	$(0.45)	$0.13	$(0.09)
Diluted	$0.05	$(0.45)	$0.12	$(0.09)
Shares used in computing net income (loss) per share:
Basic	15,410,182	15,370,223	15,400,630	15,340,471
Diluted	16,422,016	15,370,223	16,442,034	15,340,471
See accompanying notes.

Xerium Technologies, Inc.
Consolidated Statements of Cash Flows—(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net income (loss)	$1,929	$(1,393)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	1,149	595
Depreciation	16,767	17,667
Amortization of intangibles	819	961
Deferred financing cost amortization	1,467	1,618
Foreign exchange (gain) loss on revaluation of debt	(737)	1,324
Deferred taxes	(950)	748
Asset impairment	—	1,078
Loss (gain) on disposition of property and equipment	28	(7)
Loss on extinguishment of debt	—	3,123
Provision for doubtful accounts	199	122
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(4,063)	(7,809)
Inventories	(7,066)	(934)
Prepaid expenses	584	480
Other current assets	639	(303)
Accounts payable and accrued expenses	897	(4,166)
Deferred and other long-term liabilities	(2,747)	(829)
Net cash provided by operating activities	8,915	12,275
Investing activities
Capital expenditures, gross	(22,469)	(8,457)
Proceeds from disposals of property and equipment	124	354
Net cash used in investing activities	(22,345)	(8,103)
Financing activities
Proceeds from borrowings	23,551	199,000
Principal payments on debt	(19,308)	(198,348)
Payment of financing fees	(926)	(2,772)
Payment of obligations under capital leases	(446)	—
Net cash provided by (used in) financing activities	2,871	(2,120)
Effect of exchange rate changes on cash flows	(201)	(315)
Net (decrease) increase in cash	(10,760)	1,737
Cash and cash equivalents at beginning of period	25,716	34,777
Cash and cash equivalents at end of period	$14,956	$36,514

Non-cash capitalized lease asset and liability	$4,468	$—

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
Basis of Presentation
The accompanying unaudited condensed consolidated interim financial statements at June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented.These unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2013 as reported on the Company's Annual Report on Form 10-K filed on March 4, 2014.
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
The components of inventories are as follows at:

	June 30, 2014	December 31, 2013
Raw materials	$21,846	$22,009
Work in process	33,514	28,414
Finished goods (includes consigned inventory of $9,509 at June 30, 2014 and $8,697 at December 31, 2013)	42,832	41,845
Inventory allowances	(7,606)	(8,338)
	$90,586	$83,930
Goodwill
The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other Intangible Assets (“Topic 350”). Topic 350 requires that goodwill and intangible assets that have indefinite lives not be amortized, but instead, must be tested for impairment at least annually or whenever events or business conditions warrant. During the six months ended June 30, 2014, the Company evaluated events and business conditions to determine if a test for an impairment of goodwill was warranted. No such events or business conditions took place during this period, therefore no test was determined to be warranted at June 30, 2014.

Warranties
The Company offers warranties on certain roll products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The Company estimates the costs that may be incurred under its warranties and records a liability in Accrued Expenses on its Consolidated Balance Sheet for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. The table below represents the changes in the Company’s warranty liability for the six months ended June 30, 2014:

	Beginning Balance	Charged to Cost of Sales	Effect of Foreign Currency Translation	Deduction from Reserves	Ending Balance
For the six months ended June 30, 2014	$1,629	$464	$(17)	$(375)	$1,701

Net Income Per Common Share
Net income per common share has been computed and presented pursuant to the provisions of ASC Topic 260, Earnings per Share (“Topic 260”). Net income per share is based on the weighted-average number of shares outstanding during the period. As of June 30, 2014 and 2013, the Company had outstanding restricted stock units (“RSUs”), deferred stock units (“DSUs”) and options.
The following table sets forth the computation of basic and diluted weighted-average shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted-average common shares outstanding–basic	15,410,182	15,370,223	15,400,630	15,340,471
Dilutive effect of stock-based compensation awards outstanding	1,011,834	—	1,041,404	—
Weighted-average common shares outstanding–diluted	16,422,016	15,370,223	16,442,034	15,340,471
Dilutive securities aggregating approximately nineteen thousand were outstanding for the three and six months ended June 30, 2014 but were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2014 because the impact of including such shares would be anti-dilutive to the earnings per share calculations.

Dilutive securities aggregating approximately two million were outstanding for the three and six months ended June 30, 2013 but were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2013 because the impact of including such shares would be anti-dilutive to the earnings per share calculations.

Impairment
The Company reviews its long-lived assets that have finite lives for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment (“Topic 360”). This topic requires that companies evaluate the fair value of long-lived assets based on the anticipated undiscounted future cash flows to be generated by the assets when indicators of impairment exist to determine if there is impairment to the carrying value. Any change in the carrying amount of an asset as a result of the Company's evaluation has been recorded in either restructuring expense, if it was a result of the Company's restructuring activities, or general and administrative expense for all other impairments in the consolidated statements of operations. Impairment charges associated with restructuring are discussed in Note 7 "Restructuring Expense". For the six months ended June 30, 2014, the Company had no impairment charges.

In 2013, the Company determined there was an impairment of $0.7 million to the carrying value of a vacant facility held for sale and certain other assets at March 31, 2013. This impairment charge is included in general and administrative expense in the Consolidated Statements of Operations for the six months ended June 30, 2013.

Reclassifications

During the first quarter of 2014, while implementing a new financial reporting system, the Company redesigned its chart of accounts in order to provide more consistent internal and external reporting globally. In addition to this change, the Company's corporate management organizational structure was changed from primarily a geographic regional management organization to a more centralized functional management organization. These changes drove certain changes in the mappings of the related accounts in the chart of accounts. As these changes are reflected in the 2014 consolidated financial statements, these changes resulted in reclassifications in both the Consolidated Balance Sheet at December 31, 2013 and the Consolidated Statement of Operations for the three and six months ended June 30, 2013. Management performed a SAB 99 "Materiality" analysis on these reclassifications, and determined the only reclassification material to the Company's consolidated financial statements as a whole was a $0.5 million and a $1.2 million reclassification from research and development expenses to selling expenses as a result of moving certain personnel from the research and development department to the selling department. This reclassification has been made in the Consolidated Statement of Operations for the three and six months ended June 30, 2013.

New Accounting Pronouncements

In May of 2014, the FASB issued Accounting Standard Update No. 2014-09 Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when it satisfies the performance obligations. The Company will also be required to disclose information regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is required to be adopted in January of 2017. Retrospective application is required either to all periods presented or with the cumulative effect of initial adoption recognized in the period of adoption. The Company is in the process of evaluating this accounting standard update.

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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate caps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges protect the Company from increases in interest rates above the strike rate of the interest rate cap. At June 30, 2014, the fair market value of the Company’s interest rate swaps were nominal amounts. Therefore, the financial statements were not exposed to the effects of interest rate fluctuations and these did not have a material impact on its results of operations.
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
As of June 30, 2014 and December 31, 2013, the Company had outstanding derivatives that were not designated as hedges in qualifying hedging relationships. The value of these contracts is recognized at fair value based on market exchange forward rates and is recorded in other assets or other liabilities on the Consolidated Balance Sheets. The following represents the fair value of these derivatives at June 30, 2014 and December 31, 2013 and the change in fair value included in foreign exchange gain in the three and six months ended June 30, 2014 and 2013:

	June 30, 2014	December 31, 2013
Fair value of derivative (liability) asset	$(661)	$530
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Change in fair value of derivative included in foreign exchange gain	$7	$1,439
	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Change in fair value of derivative included in foreign exchange (loss) gain	$(1,204)	$1,542

The following represents the notional amounts of foreign exchange forward contracts at June 30, 2014:

	Notional Sold	Notional Purchased
Non-designated hedges of foreign exchange risk	$21,966	$(38,566)
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

3. Long-term Debt

At June 30, 2014 and December 31, 2013, long-term debt consisted of the following:

	June 30, 2014	December 31, 2013
Senior secured term loan facility, payable quarterly, U.S. Dollar denominated–LIBOR (minimum 1.25%) plus 4.50% (5.75%) net of $0.8 million discount. Matures May of 2019.	$197,181	$198,000
Senior Notes (Unsecured), payable semi-annually–U.S. Dollar denominated interest rate fixed at 8.875%, matures June of 2018	236,410	236,410
ABL secured facility, payable quarterly, U.S. Dollar denominated - LIBOR plus 2.00%. Matures May of 2018.	4,921	—
Other long term debt	768	462
	439,280	434,872
Less current maturities	2,062	2,166
Total	$437,218	$432,706

On May 17, 2013, the Company entered into a Credit and Guaranty Agreement for a $200.0 million term loan credit facility (the “Term Credit Facility”), net of a discount of $1.0 million, among the Company, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions. The Company also entered into a Revolving Credit and Guaranty Agreement originally for a $40.0 million asset-based revolving credit facility subject to a borrowing base among the Company, Xerium Canada Inc., as Canadian borrower, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions (the "Domestic Revolver"). On March 3, 2014, the Company entered into an amendment to the Revolving Credit and Guaranty Agreement (as amended, the “ABL Facility,” and collectively with the Term Credit Facility, the “Credit Facility”) to add the Company's German subsidiaries as European Borrowers and to provide for an additional $15 million European asset-based revolving credit facility subject to a European borrowing base (the "European Revolver"), increasing the aggregate availability under the ABL Facility to $55 million.
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

The Domestic Revolver provides for a $40 million senior secured revolving credit facility with a $20 million sub-limit on letters of credit. The European Revolver provides for a $15 million senior secured revolving credit facility with a $10 million sub-limit on letters of credit. Availability under the Domestic Revolver is subject to a borrowing base that is based on a specified percentage of eligible accounts receivable and inventory. Availability under the European Revolver is subject to a borrowing base that is based on a specified percentage of eligible accounts receivable, inventory and property and equipment. The term of the ABL Facility is five years, provided that if any of the Notes remain outstanding in March 2018, the ABL Facility would mature at that time.
The interest rates under the Term Credit Facility are calculated, at the Company's option, at either the base rate or LIBOR, plus a margin of 4.00% and 5.00%, respectively. Each of the base rate and LIBOR is subject to a minimum of 2.25% and 1.25%, respectively. If the Company's Senior Secured Leverage Ratio (as defined in the Credit Facility) is less than 2.00:1 at any quarterly determination date, then the margins over the base rate and LIBOR will be 3.50% and 4.50%, respectively.
Depending on whether advances are made in U.S. Dollars or Canadian Dollars, interest rates under the Domestic Revolver are calculated, at our option, at either a U.S.-based or Canadian-based base rate ("Base Rate Loans") or LIBOR or the Canadian Dealer Offered Rate ("CDOR") (each, "Fixed Rate Loans"), respectively, plus a margin of 0.75% for Base Rate Loans and a margin of 1.75% for Fixed Rate Loans. If we draw advances on the Domestic Revolver that are equal to or greater than 33.3% but less 66.7% of the $40 million limit, then the margins on Base Rate Loans and Fixed Rate Loans increase to

1.00% and 2.00%, respectively. The margins rise to 1.25% and 2.25%, respectively, if advances under the Domestic Revolver are equal to or greater than 66.7% of the $40 million limit. Interest rates under the European Revolver are calculated, at either LIBOR or Overnight LIBOR, plus a margin of 1.75%. If the European Borrowers draw advances on the European Revolver that are equal to or greater than 33.3% but less than 66.7% of the $15 million limit, then the margin increases to 2.00%. The margin rises to 2.25% if advances under the European Revolver are equal to or greater than 66.7% of the $15 million limit. In addition to paying interest on outstanding advances under the ABL Facility, we are required to pay a commitment fee to the lenders in respect of the unutilized commitments at a rate equal to 0.50% per annum if advances under the ABL Facility are less than or equal to 50% of the commitments or a rate equal to 0.375% per annum if advances under the ABL are more than 50% of the commitments.
The obligations under the Credit Facility are guaranteed by all of our existing and future direct and indirect subsidiaries that are organized in the United States, and, in the case of the European Revolver, by each other European Borrower, certain other of the Company's European subsidiaries and any existing or future direct or indirect subsidiaries that become a party to the ABL Facility.
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
On May 26, 2011, the Company completed a refinancing transaction, which replaced certain of its then outstanding indebtedness with the senior unsecured notes payable semi-annually, bearing interest at 8.875% per annum (the "Notes"). The Notes contain customary covenants that, subject to certain exceptions, restrict its ability to enter into certain transactions and engage in certain activities. The Company has $236.4 million aggregate principal amount outstanding under the Notes. The Notes contain customary covenants that, subject to certain exceptions, restrict its ability to enter into certain transactions and engage in certain activities.
As of June 30, 2014, the outstanding balance of the Company's term debt under its Credit Facility and Notes was $433.6 million, which is net of a $0.8 million discount. In addition, as of June 30, 2014, an aggregate of $32.7 million is available for additional borrowings under the ABL Facility. This availability represents a borrowing base of $48.9 million under the ABL Facility less $16.2 million of that facility committed for letters of credit or additional borrowings. Additionally, at June 30, 2014, the Company had approximately $5.1 million available for borrowings under other small lines of credit.

As of June 30, 2014 and December 31, 2013, the carrying value of the Company’s long-term debt was $439.3 million and $434.9 million, respectively, and its fair value was approximately $456.3 million and $451.6 million, respectively. The Company determined the fair value of its debt utilizing significant other observable inputs (Level 2 of the fair value hierarchy).

Capitalized Lease Liabilities

As of June 30, 2014, the Company had capitalized lease liabilities totaling $4.5 million. These amounts represent the lease on the corporate headquarters and a software licensing agreement.

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
For the three and six months ended June 30, 2014, the provision for income taxes was $2,329 and $4,222 as compared to $3,489 and $5,992 for the three and six months ended June 30, 2013. The decrease in tax expense was primarily attributable to the geographic mix of earnings for those periods in the three and six months ended June 30, 2014. The provision for income taxes is primarily impacted by income earned in tax paying jurisdictions relative to income earned in non-tax paying jurisdictions. The majority of income recognized for purposes of computing the effective tax rate is earned in countries where the statutory income tax rates range from 15.0% to 39.4%; however, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. The Company generates losses in certain jurisdictions for which no tax benefit is received, as the deferred tax assets in these jurisdictions (including the net operating losses) are fully reserved in the valuation allowance. For this reason, the Company recognizes minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States, the United Kingdom and Australia. Due to these reserves, the geographic mix of the Company’s pre-tax earnings has a direct correlation with how high or low its annual effective tax rate is relative to consolidated earnings. As the Company continues to reorganize and restructure its operations, it is possible that deferred tax assets, for which no income tax benefit has previously been provided, may more likely than not become realized. The Company continues to evaluate future operations and will record an income tax benefit in the period where it believes it is more likely than not that the deferred tax asset will be able to be realized.
As of June 30, 2014, the Company had a gross amount of unrecognized tax benefit of $7,974, exclusive of interest and penalties. The unrecognized tax benefit increased by approximately $54 and $482 during the three and six months ended June 30, 2014, as a result of foreign currency effects, statute expirations, and ongoing changes in currently reserved positions as a result of new facts or information. The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense, which were $59 and $122 for the three and six months ended June 30, 2014. The tax years 2000 through 2013 remain open to examination in a number of the major tax jurisdictions to which the Company and its subsidiaries are subject. The Company believes that it has made adequate provisions for all income tax uncertainties.
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
In November of 2011, the Federal Revenue Department of the Ministry of Finance of Brazil (“FRD”) issued a tax assessment against the Company’s indirect subsidiary, Xerium Technologies Brasil Indústria e Comércio S.A. (“Xerium Brazil”), challenging the goodwill recorded in the 2005 acquisition of Wangner Itelpa and Huyck Indústria e Comércio S.A. by Robec Brasil Participações Ltda., a predecessor to Xerium Brazil. This assessment denied the amortization of that goodwill against net income for the years 2006 through 2010 and sought payment of approximately $43,097 (subject to currency exchange rates) in tax, penalties and interest as of June 30, 2014. The Company believes the transactions in question (i) complied with Brazilian tax and accounting rules, (ii) were effected for a legitimate business purpose, to consolidate the Company’s operating activities in Brazil into one legal entity, and (iii) were properly documented and declared to Brazilian tax and corporate authorities. Based on the foregoing, Xerium Brazil filed a response disputing the tax assessment. In December of 2012 an administrative panel at the first administrative appeals level within the FRD rendered a decision upholding the original assessment, but reducing the claimed penalties by 50%. This decision reduced the total assessed amount as of June 30, 2014 by approximately $11,642 to $31,455 (subject to currency exchange rates). On January 18, 2013, Xerium Brazil appealed the decision of the first administrative panel to the second of three administrative appeals courts potentially available to it within the FRD.
Although there can be no assurances, as of June 30, 2014, the Company believes it is more likely than not that it would prevail in the Brazilian judicial courts on every tax position under examination and therefore it did not accrue any amounts related to this assessment. The Company cannot assure a favorable outcome and cannot currently estimate the timing of the final resolution of this matter. The Company believes it has meritorious defenses and is vigorously contesting this matter. If the administrative courts of the FRD do not rule in the Company's favor, the Company intends to appeal its case to the Brazilian judicial courts. However, if management's views of the Company's position and the probable outcome of the assessment changes or the FRD’s initial position is sustained by Brazilian judicial courts, the amount accrued would adversely impact the Company’s financial condition and results of operations in the period in which any such determination or decision is made.
Notwithstanding the Company's position with respect to the legal merits of the case and given that tax litigants in Brazil may not individually negotiate settlements with the FRD, the Company is currently evaluating the costs and benefits of participating in an amnesty program offered by the FRD that is open to taxpayers until August 25, 2014. Final administrative rules pertaining to the amnesty program were issued on August 1, 2014. This amnesty program offers significant reductions on the penalties and interest that have been assessed against the Company. These options are a lump sum payment or an installment plan, with the most significant reductions offered to participants that agree to pay the FRD in a lump sum. Because the amnesty program is applicable to tax debts that have matured on or before December 31, 2013, all of the taxes assessed against the Company for tax years 2006 through 2010 may be included in the amnesty as well as for years 2011 through 2013, which the Company believes are reasonably likely to be assessed against the Company on the same basis in the future.
At this time, there can be no assurance that the Company will or will not participate in this amnesty program. If the Company does not participate in this amnesty program, it will continue to litigate the matter and may also evaluate any new amnesty programs made available to it in the future. If the Company chooses to participate in the amnesty program, it will need to finance payments under the amnesty through additional borrowings. Such borrowings may not be available on favorable terms or at all. If the Company is able to finance its participation in the amnesty program, it would anticipate taking a charge against net income in the third quarter of 2014 in the range of approximately $26,000 to $29,000 (subject to currency exchange rates).
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
As required by Topic 715, the following tables summarize the components of net periodic benefit cost:
Defined Benefit Plans

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service cost	$875	$966	$1,691	$1,939
Interest cost	1,770	1,548	3,420	3,108
Expected return on plan assets	(1,677)	(1,401)	(3,241)	(2,813)
Amortization of prior service cost	—	—	—	3
Amortization of net loss	315	571	610	1,143
Net periodic benefit cost	$1,283	$1,684	$2,480	$3,380
6. Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
Comprehensive income (loss) for the three and six months ended June 30, 2014 (pension liability changes net of tax benefits of $82 and $114, respectively.) and 2013 (pension liability changes net of tax benefits of $122 and $122, respectively.) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$764	$(6,879)	$1,929	$(1,393)
Foreign currency translation adjustments	1,355	(3,720)	(314)	(8,112)
Pension liability changes under Topic 715	127	1,013	(148)	2,615
Change in value of derivative instruments	32	341	53	373
Comprehensive income (loss)	$2,278	$(9,245)	$1,520	$(6,517)
The components of accumulated other comprehensive loss at June 30, 2014 are as follows:

	Foreign Currency Translation Adjustment	Pension Liability Changes Under Topic 715	Change in Value of Derivative Instruments	Accumulated Other Comprehensive (Loss) Income
Balance at March 31, 2014	$(1,805)	$(29,956)	$(214)	$(31,975)
Other comprehensive income before reclassifications	1,355	(188)	—	1,167
Amounts reclassified from other comprehensive income
Amortization of actuarial losses	—	315	—	315
Amortization of interest expense	—	—	32	32
Net current period other comprehensive income	1,355	127	32	1,514
Balance at June 30, 2014	$(450)	$(29,829)	$(182)	$(30,461)

The components of accumulated other comprehensive loss for the six months ended June 30, 2014 are as follows:

	Foreign Currency Translation Adjustment	Pension Liability Changes Under Topic 715	Change in Value of Derivative Instruments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2013	$(136)	$(29,681)	$(235)	$(30,052)
Other comprehensive income before reclassifications	(314)	(758)	—	(1,072)
Amounts reclassified from other comprehensive income
Amortization of actuarial losses	—	610	—	610
Amortization of interest expense	—	—	53	53
Net current period other comprehensive income	(314)	(148)	53	(409)
Balance at June 30, 2014	$(450)	$(29,829)	$(182)	$(30,461)

For the three and six months ended June 30, 2014, the amortization of actuarial losses is included in cost of products sold and general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

7. Restructuring and Impairment Expense
During the six months ended June 30, 2014, the Company recorded restructuring expenses of approximately $12.2 million. These included charges relating to headcount reductions of $3.3 million, $1.7 million relating to the recently announced closure of the Joao Pessoa, Brazil plant, $1.6 million relating to the termination of a sales agency contract in Italy, $1.7 million relating to the closures of machine clothing facilities in Argentina and Spain, $2.9 million relating to the closure of the Heidenheim facility, $0.7 million relating to the transfer of certain machinery and equipment from the closed France rolls facility to two China based rolls facilities and $0.5 million relating to the liquidation of the Vietnam facility.
During the six months ended June 30, 2013, the Company recorded restructuring expenses of approximately $5.4 million. These charges were primarily related to headcount reductions, the closure of a roll covering facility in France and the closure of a machine clothing facility in Argentina.
The following table sets forth the significant components of the restructuring accrual (included in Accrued Expenses on our Consolidated Balance Sheet), including activity under restructuring programs for the six months ended June 30, 2014 and 2013:

	Balance at December 31, 2013	Charges	Currency Effects	Cash Payments	Balance at June 30, 2014
Severance and other benefits	$6,466	$10,185	$(93)	$(5,704)	$10,854
Facility costs and other	1,468	2,061	(19)	(1,728)	1,782
Total	$7,934	$12,246	$(112)	$(7,432)	$12,636

	Balance at December 31, 2012	Charges (1)	Currency Effects	Cash Payments	Balance at June 30, 2013
Severance and other benefits	$15,577	$3,339	$(348)	$(8,876)	$9,692
Facility costs and other	335	1,669	(8)	(1,225)	771
Total	$15,912	$5,008	$(356)	$(10,101)	$10,463
(1) Amount excludes $412 impairment charges.
Restructuring and impairment expense by segment, which is not included in Segment Earnings in Note 8, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Clothing	$6,132	$3,578	$8,106	$3,986
Roll Covers	1,622	705	4,037	1,434
Corporate	(159)	(118)	103	—
Total	$7,595	$4,165	$12,246	$5,420

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
Summarized financial information for the Company’s reportable segments is presented in the tables that follow for the three and six months ended June 30, 2014 and 2013.

	Clothing	Roll Covers	Corporate	Total
Three Months Ended June 30, 2014:
Net Sales	$89,505	$50,218	$—	$139,723
Segment Earnings (Loss)	$19,471	$11,546	$(1,596)
Three Months Ended June 30, 2013:
Net Sales	$89,414	$48,910	$—	$138,324
Segment Earnings (Loss)	$20,148	$10,592	$(3,842)

Six Months ended June 30, 2014:
Net Sales	$178,476	$94,631	$—	$273,107
Segment Earnings (Loss)	$38,595	$19,382	$(2,855)
Six Months ended June 30, 2013:
Net Sales	$179,351	$98,778	$—	$278,129
Segment Earnings (Loss)	$38,210	$24,662	$(6,831)
Provided below is a reconciliation of Segment earnings (loss) to income before provision for income taxes for the three and six months ended June 30, 2014 and 2013, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Segment Earnings:
Clothing	$19,471	$20,148	$38,595	$38,210
Roll Covers	11,546	10,592	19,382	24,662
Corporate	(1,596)	(3,842)	(2,855)	(6,831)
Stock-based compensation	(640)	(300)	(1,149)	(595)
Inventory write-off	—	(692)	—	(692)
Impairment expense	—	191	—	(666)
Interest expense, net	(8,917)	(13,112)	(17,574)	(22,318)
Depreciation and amortization	(8,936)	(9,087)	(17,586)	(18,628)
Restructuring expense	(7,595)	(4,165)	(12,246)	(5,420)
Loss on debt extinguishment	—	(3,123)	—	(3,123)
Plant startup costs	(240)	—	(416)	—
Income before provision for income taxes	$3,093	$(3,390)	$6,151	$4,599

9. Commitments and Contingencies
The Company is involved in various legal matters which have arisen in the ordinary course of business as a result of various immaterial labor claims, taxing authority reviews and other routine legal matters. As of June 30, 2014, the Company accrued an immaterial amount in its financial statements for these matters for which the Company believed the possibility of loss was probable and was able to estimate the damages. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its financial position, results of operations or cash flow. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of legal matters will not have a material adverse effect on the financial condition, liquidity or cash flow of the Company. See Note 4 for a discussion of Xerium Brazil’s proceeding with the FRD.

10. Stock-Based Compensation and Stockholders’ Deficit
The Company records stock-based compensation expense in accordance with ASC Topic 718, Accounting for Stock Compensation and has used the straight-line attribution method to recognize expense for time-based restricted stock units ("RSUs") and deferred stock units ("DSUs"). The Company recorded stock-based compensation expense during the three and six months ended June 30, 2014 and June 30, 2013 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
RSU, Options and DSU Awards (1)	$640	$300	$1,149	$595

(1)	Related to RSUs, Options and DSUs awarded to certain employees and non-employee directors.

Summary of Activity under the Long-Term Incentive Plans

On May 8, 2012, the Board approved the 2012 Executive Long-Term Incentive Plan (the “2012 Executive LTIP”) under the 2010 Equity Incentive Plan (the "2010 Plan"). Awards under the 2012 Executive LTIP are both time-based and performance-based. A specific target share award is set for each participant in the 2012 Executive LTIP. Awards will be paid in the form of RSUs or shares of common stock of the Company. Time-based awards, or 50% of the total target award, were granted in the form of 54,750 time-based RSUs under the Company’s 2010 Plan. At March 31, 2014, 15,416 time-based RSUs vested in accordance with the 2012 Executive LTIP and were converted to common stock, net of applicable tax withholdings. The remaining one-third of the time-based RSUs will vest on March 31, 2015, and convert into shares of common stock as they vest. Performance-based awards, which constitute 50% of the total award, will be determined based on the Company’s performance against a three-year cumulative Adjusted EBITDA metric, adjusted for currency fluctuations during the term of the 2012 – 2014 Executive LTIP. The performance-based awards will convert into shares of the Company’s common stock and be paid after the close of the three-year performance period. The amount of the payment will be based on a sliding scale ranging from 50% if the metric is achieved at 85% of the target up to 200% if the metric is achieved at or above 115% of the target.

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

On June 13, 2013, upon the stockholders' approval of the amendment to the 2010 Plan, awards approved by the Board were issued under the 2013 Executive Long-Term Incentive Plan (the "2013 Executive LTIP") under the 2010 Plan. Awards under the 2013 Executive LTIP are both time-based and performance-based and will be paid in the form of RSUs or shares of common stock of the Company. Time-based awards, or 50% of the total target award, were granted in the form of 179,571 time-based RSUs under the Company’s 2010 Plan. These time-based awards will cliff vest on March 11, 2016, and will be converted to common stock, net of applicable tax withholdings. Performance-based awards, which constitute the remaining 50% of the total award, have vested based on the Company’s stock price performance during the three year participant service period from March 11, 2013 through March 10, 2016. Vested awards will convert into shares of the Company’s common stock and be paid after the close of the three-year performance period with exceptions for certain earlier issuances due to departures.

On May 8, 2014, the Board approved the granting of awards under the 2014 Executive Long-Term Incentive Plan (the "2014 Executive LTIP") under the 2010 Plan. Awards under the 2014 Executive LTIP are both time-based and performance-based and will be paid in the form of RSUs or shares of common stock of the Company. Time-based awards, or 35% of the total award, were granted in the form of 60,339 time-based RSUs under the Company’s 2010 Plan. These time-based awards will cliff vest on May 8, 2016, and will be converted to common stock, net of applicable tax withholdings. The performance-based awards, which constitute 65% of the total award, were granted in the form of 112,057 performance-based RSUs under the Company’s 2010 Plan. These performance awards will vest based on (1) a targeted Adjusted EBITDA performance and (2) the performance of the Company's stock against the performance of listed companies on the S&P Global Small Cap Index. The targeted Adjusted EBITDA performance portion of the award measures the Company’s performance against a three-year cumulative Adjusted EBITDA metric, adjusted for currency fluctuations during the term of the 2014 – 2016 Executive LTIP. These performance-based awards will convert into shares of the Company’s common stock and be paid after the close of a three-year performance period of January 1, 2014 through December 31, 2016. The amount of the payment will range from 0% to 100% of the employee's total Adjusted EBITDA performance shares. Upon attainment of cumulative Adjusted EBITDA equal to 80% or less of the target, none of the Adjusted EBITDA performance shares will vest. Upon attainment of more than

80% of the target, the adjusted EBITDA performance shares will begin vesting on a straight-line basis from 0% at 80% of the target to 100% at 100% of the target, up to a maximum payout of 100% of the Adjusted EBITDA performance shares. The Company's stock performance against the stock performance of companies listed in the S&P Global Small Cap Index portion of the award will vest on the third anniversary of the grant date, or May 8, 2017. These performance-based awards will convert into shares of the Company’s common stock and be paid after the close of the three-year performance period of May 8, 2014 though May 8, 2017. The performance shares that may vest will be up to 100% of the employee's total performance shares, with a lower threshold of a a 50% payout for 35th percentile performance and full payout at 100% for 55th percentile performance. Performance between the 35th and 55th percentile performance will result in an interpolated payout percentage between 50% and 100%.

Other Stock Compensation Plans

On August 15, 2012, in connection with the previously announced anticipated retirement of Stephen R. Light, the Board of Directors of the Company appointed Harold C. Bevis to the position of President and Chief Executive Officer, and Mr. Light notified the Company of his resignation, effective as of that date, as the Company's Chairman, President and Chief Executive Officer. The Company granted Mr. Bevis a sign-on award of 204,208 restricted stock units and options to acquire 781,701 shares of the Company's common stock, par value $0.001 per share. Both the restricted stock units and the options will vest over a three year period, beginning on the second anniversary of the August 15, 2012 grant date. The options have a 10-year term and an exercise price of $4.00 per share, the August 15, 2012 closing price of the Company's common stock on the New York Stock Exchange. In addition, on August 15, 2012, the Company accelerated the vesting of Mr. Light's remaining 50,000 restricted stock units, issuing 27,900 shares of common stock upon vesting, net of certain tax withholdings.
Warrants
In connection with the reorganization in 2010, warrants in the amount of 1,663,760 were issued to holders of the Company's commons stock prior to the reorganization. These warrants had a term of four years, and as of May 25, 2014, expired. Accordingly in May of 2014, $13.5 million was reclassified from Stock warrant additional additional paid in capital to Additional paid in capital on the Consolidated Balance Sheets to reflect the expiration of the warrants.
Directors’ Deferred Stock Unit Plan
Under the 2011 non-management directors stock plan ("2011 DSU Plan”), each director receives an annual retainer of $112, to be paid on a quarterly basis in arrears. Half of the annual retainer is payable in DSUs, with the remaining half payable in DSUs, cash or a mix of both at the election of each director. The non-management directors were awarded an aggregate of 6,519 DSUs under the 2011 DSU Plan for service during the quarter ended June 30, 2014. In addition, in accordance with the 2011 DSU Plan, 5,516 DSUs were settled in common stock during the quarter ended June 30, 2014.

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

Xerium Technologies, Inc.
Consolidating Balance Sheet—(Unaudited)
At June 30, 2014
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
ASSETS
Current assets:
Cash and cash equivalents	$938	$(9)	$14,027	$—	$14,956
Accounts receivable, net	142	22,480	69,056	—	91,678
Intercompany receivables	(97,541)	107,639	(10,098)	—	—
Inventories, net	—	17,602	73,919	(935)	90,586
Prepaid expenses	(848)	2,221	6,235	—	7,608
Other current assets	—	4,190	10,467	—	14,657
Total current assets	(97,309)	154,123	163,606	(935)	219,485
Property and equipment, net	16,018	59,136	247,759	—	322,913
Investments	724,052	286,760	—	(1,010,812)	—
Goodwill	—	17,737	48,798	—	66,535
Intangible assets	10,730	2,327	381	—	13,438
Other assets	4	364	10,650	—	11,018
Total assets	$653,495	$520,447	$471,194	$(1,011,747)	$633,389

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,562	$10,378	$27,636	$—	$39,576
Accrued expenses	6,716	9,292	49,160	—	65,168
Current notes payable	—	—	8,166		8,166
Current maturities of long-term debt	2,062	—	—	—	2,062
Total current liabilities	10,340	19,670	84,962	—	114,972
Long-term debt, net of current maturities	437,218	—	—	—	437,218
Capitalized lease obligations	3,659	557	309	—	4,525
Deferred taxes	546	3,040	11,769	—	15,355
Pension, other post-retirement and post-employment obligations	10,805	1,046	53,693	—	65,544
Other long-term liabilities	138	—	4,546	—	4,684
Intercompany loans	259,661	(369,949)	110,288	—	—
Total stockholders’ (deficit) equity	(68,872)	866,083	205,627	(1,011,747)	(8,909)
Total liabilities and stockholders’ (deficit) equity	$653,495	$520,447	$471,194	$(1,011,747)	$633,389

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

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive Income (Unaudited)
For the three months ended June 30, 2014
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$47,681	$101,562	$(9,520)	$139,723
Costs and expenses:
Cost of products sold	(450)	32,729	61,573	(9,480)	84,372
Selling	193	5,197	13,598	—	18,988
General and administrative	2,264	1,950	10,193	—	14,407
Research and development	259	1,147	638	—	2,044
Restructuring and impairment	122	507	6,966	—	7,595
	2,388	41,530	92,968	(9,480)	127,406
(Loss) income from operations	(2,388)	6,151	8,594	(40)	12,317
Interest (expense) income, net	(8,461)	1,369	(1,825)	—	(8,917)
Foreign exchange loss	(191)	27	(143)	—	(307)
Equity in subsidiaries income	11,615	3,127	—	(14,742)	—
Income before provision for income taxes	575	10,674	6,626	(14,782)	3,093
Provision for income taxes	189	(45)	(2,473)	—	(2,329)
Net income	$764	$10,629	$4,153	$(14,782)	$764
Comprehensive income	$909	$10,559	$5,592	$(14,782)	$2,278

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive (Loss) Income-(Unaudited)
For the three months ended June 30, 2013
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$47,265	$103,218	$(12,159)	$138,324
Costs and expenses:
Cost of products sold	(399)	32,470	65,762	(12,159)	85,674
Selling	—	5,482	12,613	—	18,095
General and administrative	2,299	1,738	11,469	—	15,506
Research and development	—	1,527	562	—	2,089
Restructuring and impairment	(118)	556	3,727	—	4,165
	1,782	41,773	94,133	(12,159)	125,529
(Loss) income from operations	(1,782)	5,492	9,085	—	12,795
Interest (expense) income, net	(8,113)	1,405	(6,404)	—	(13,112)
Foreign exchange gain (loss)	(87)	9	128	—	50
Equity in subsidiaries income	6,273	(1,768)	—	(4,505)	—
Loss on extinguishment of debt	(3,123)	—	—	—	(3,123)
(Loss) income before provision for income taxes	(6,832)	5,138	2,809	(4,505)	(3,390)
(Provision) Benefit for income taxes	(47)	(38)	(3,404)	—	(3,489)
Net (loss) income	$(6,879)	$5,100	$(595)	$(4,505)	$(6,879)
Comprehensive (loss) income	$(8,449)	$5,279	$(1,570)	$(4,505)	$(9,245)

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive Income (Unaudited)
For the six months ended June 30, 2014
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$90,837	$200,827	$(18,557)	$273,107
Costs and expenses:
Cost of products sold	(869)	62,728	122,305	(18,573)	165,591
Selling	306	10,265	26,596	—	37,167
General and administrative	4,149	4,469	20,585	—	29,203
Research and development	535	2,265	1,190	—	3,990
Restructuring and impairment	103	745	11,398	—	12,246
	4,224	80,472	182,074	(18,573)	248,197
(Loss) income from operations	(4,224)	10,365	18,753	16	24,910
Interest (expense) income, net	(16,704)	2,764	(3,634)	—	(17,574)
Foreign exchange loss	(204)	(54)	(927)	—	(1,185)
Equity in subsidiaries income	23,346	9,003	—	(32,349)	—
Income before provision for income taxes	2,214	22,078	14,192	(32,333)	6,151
Provision for income taxes	(285)	(78)	(3,859)	—	(4,222)
Net income	$1,929	$22,000	$10,333	$(32,333)	$1,929
Comprehensive income	$2,488	$21,658	$9,707	$(32,333)	$1,520

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive (Loss) Income-(Unaudited)
For the six months ended June 30, 2013
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$93,381	$208,617	$(23,869)	$278,129
Costs and expenses:
Cost of products sold	(849)	63,334	132,356	(23,869)	170,972
Selling	—	11,354	25,916	—	37,270
General and administrative	4,281	2,544	23,315	—	30,140
Research and development	—	2,886	1,203	—	4,089
Restructuring and impairment	1	794	4,625	—	5,420
	3,433	80,912	187,415	(23,869)	247,891
(Loss) income from operations	(3,433)	12,469	21,202	—	30,238
Interest (expense) income, net	(14,817)	2,811	(10,312)	—	(22,318)
Foreign exchange gain (loss)	96	(5)	(289)	—	(198)
Equity in subsidiaries income	19,977	2,986	—	(22,963)	—
Loss on extinguishment of debt	(3,123)				(3,123)
Dividend income	—	1,555	—	(1,555)	—
(Loss) income before provision for income taxes	(1,300)	19,816	10,601	(24,518)	4,599
(Provision) Benefit for income taxes	(93)	68	(5,967)	—	(5,992)
Net (loss) income	$(1,393)	$19,884	$4,634	$(24,518)	$(1,393)
Comprehensive (loss) income	$(3,196)	$19,841	$1,356	$(24,518)	$(6,517)

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows-(Unaudited)
For the six months ended June 30, 2014
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net income	$1,929	$22,000	$10,333	$(32,333)	$1,929
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	1,033	—	116	—	1,149
Depreciation	452	3,720	12,595	—	16,767
Amortization of intangibles	—	768	51	—	819
Deferred financing cost amortization	1,457	—	10	—	1,467
Foreign exchange loss on revaluation of debt	(737)	—	—	—	(737)
Deferred tax expense	220	—	(1,170)	—	(950)
Loss on disposition of property and equipment	—	23	5	—	28
Provision for doubtful accounts	—	34	165	—	199
Undistributed equity in earnings of subsidiaries	(23,346)	(9,003)	—	32,349	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(142)	(327)	(3,594)	—	(4,063)
Inventories	—	(231)	(6,819)	(16)	(7,066)
Prepaid expenses	1,246	(1,285)	623	—	584
Other current assets	514	(461)	586	—	639
Accounts payable and accrued expenses	(3,624)	1,117	3,404	—	897
Deferred and other long-term liabilities	(196)	(127)	(2,424)	—	(2,747)
Intercompany loans	(15,307)	2,800	12,507	—	—
Net cash (used in) provided by operating activities	(36,501)	19,028	26,388	—	8,915
Investing activities
Capital expenditures, gross	(6,784)	(2,597)	(13,088)	—	(22,469)
Intercompany property and equipment transfers, net	9,904	6	(9,910)	—	—
Proceeds from disposals of property and equipment	—	36	88	—	124
Net cash provided by (used in) investing activities	3,120	(2,555)	(22,910)	—	(22,345)
Financing activities					—
Proceeds from borrowings	23,576	—	(25)		23,551
Principal payments on debt	(19,308)	—	—	—	(19,308)
Payment of obligations under capital leases	(255)	(191)			(446)
Payment of financing fees	(926)				(926)
Intercompany loans	27,112	(16,280)	(10,832)	—	—
Net cash provided by (used in) financing activities	30,199	(16,471)	(10,857)	—	2,871
Effect of exchange rate changes on cash flows	—	(1)	(200)	—	(201)
Net (decrease) increase in cash	(3,182)	1	(7,579)	—	(10,760)
Cash and cash equivalents at beginning of period	4,120	(10)	21,606	—	25,716
Cash and cash equivalents at end of period	$938	$(9)	$14,027	$—	$14,956

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows (Unaudited)
For the six months ended June 30, 2013
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net (loss) income	$(1,393)	$19,884	$4,634	$(24,518)	$(1,393)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	595	—	—	—	595
Depreciation	197	3,764	13,706	—	17,667
Amortization of intangibles	—	914	47	—	961
Deferred financing cost amortization	(2,141)	—	3,759	—	1,618
Foreign exchange loss on revaluation of debt	1,612	—	(288)	—	1,324
Deferred tax expense	—	—	748	—	748
Asset impairment	17	341	720	—	1,078
Loss (gain) on disposition of property and equipment	1	17	(25)	—	(7)
Loss on extinguishment of debt	3,123	—	—	—	3,123
Provision for doubtful accounts	—	28	94	—	122
Undistributed equity in (earnings) loss of subsidiaries	(19,977)	(2,986)	—	22,963	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	—	(2,563)	(5,246)	—	(7,809)
Inventories	—	(45)	(889)	—	(934)
Prepaid expenses	(225)	(637)	1,342	—	480
Other current assets	(32)	120	(391)	—	(303)
Accounts payable and accrued expenses	1,338	295	(7,354)	1,555	(4,166)
Deferred and other long-term liabilities	82	107	(1,018)	—	(829)
Intercompany loans	1,111	(2,344)	1,233	—	—
Net cash (used in) provided by operating activities	(15,692)	16,895	11,072	—	12,275
Investing activities
Capital expenditures, gross	(2,265)	(1,557)	(4,635)	—	(8,457)
Intercompany property and equipment transfers, net	3	84	(87)	—	—
Proceeds from disposals of property and equipment	—	4	350	—	354
Net cash used in investing activities	(2,262)	(1,469)	(4,372)	—	(8,103)
Financing activities
Proceeds from borrowings	199,000	—	—		199,000
Principal payments on debt	(104,557)	—	(93,791)	—	(198,348)
Payment of deferred financing fees	(2,772)	—	—	—	(2,772)
Intercompany loans	(72,949)	(15,471)	88,420	—	—
Net cash provided by (used in) financing activities	18,722	(15,471)	(5,371)	—	(2,120)
Effect of exchange rate changes on cash flows	—	—	(315)	—	(315)
Net increase (decrease) in cash	768	(45)	1,014	—	1,737
Cash and cash equivalents at beginning of period	6,471	36	28,270	—	34,777
Cash and cash equivalents at end of period	$7,239	$(9)	$29,284	$—	$36,514

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	we are subject to execution risk related to the startup of our proposed new facilities in China;

•	we are subject to the risk of a weaker global economy that influences the paper industry as well as local economic conditions in the areas around the world where we conduct business;

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
We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed in a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is custom engineered to fit each individual paper-making machine and process. For the six months ended June 30, 2014, our clothing segment represented 65% of our net sales.
Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by the paper producer. Roll covers are tailored to individual paper-making machines and processes, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and we manufacture new and rebuilt spreader rolls. We also provide various related products and services to our customers, both directly and through third party providers, as a growing part of our overall product offering through our roll covers sales channels. For the six months ended June 30, 2014, our roll cover segment represented 35% of our net sales.
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

The negative paper industry trends described above are likely to continue. We believe that the paper industry will continue to experience an increased emphasis on cost reduction and continued paper-machine shutdown activity. These underlying industry dynamics could negatively impact our business, results of operations and financial condition and are the key drivers behind our strategy to reduce our cost structure, align our geographic footprint with anticipated growth in the South America, Easter Europe and Asia-Pacific regions and grow our non-paper business revenue streams.
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
The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $2.0 million and $2.1 million for the three months ended June 30, 2014 and 2013, respectively.

Foreign Exchange
We have a geographically diverse customer base. In the six months ended June 30, 2014 we generated approximately 37% of our net sales in North America, 35% in Europe, 19% in Asia-Pacific and 9% in South America.
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
For certain transactions, our net sales are denominated in U.S. Dollars, but all or a substantial portion of the associated costs are denominated in a different currency. As a result, changes in the relative values of U.S. Dollars, Euros and other currencies can affect the level of the profitability of these transactions. The largest proportion of such transactions consists of transactions in which the net sales are denominated in or indexed to the U.S. Dollar and all or a substantial portion of the associated costs are denominated in Brazilian Reals or other currencies.
During the six months ended June 30, 2014, we conducted business in nine foreign currencies. The following table provides the average exchange rate for the six months ended June 30, 2014 and the six months ended June 30, 2013 of the U.S. Dollar against each of the four foreign currencies in which we conduct the largest portion of our operations.

Currency	Six Months Ended June 30, 2014:	Six Months Ended June 30, 2013:
Euro	$1.37 = 1 Euro	$1.31 = 1 Euro
Brazilian Real	$0.44 = 1 Brazilian Real	$0.49 = 1 Brazilian Real
Canadian Dollar	$0.91 = 1 Canadian Dollar	$0.98 = 1 Canadian Dollar
Australian Dollar	$0.91 = 1 Australian Dollar	$1.01= 1 Australian Dollar
In the six months ended June 30, 2014, we conducted approximately 36% of our operations in Euros, approximately 11% in the Australian Dollar, approximately 8% in the Brazilian Real (although a significant portion of Brazil net sales are in U.S. Dollars) and approximately 5% in the Canadian Dollar.
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

Domestic and Foreign Operating Results:
The following is an analysis of our domestic and foreign operations during the three and six months ended June 30, 2014 and June 30, 2013 and a discussion of the results of operations during those periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Domestic income from operations	$3,763	$3,710	$6,141	$9,036
Foreign income from operations	8,554	9,085	18,769	21,202
Total income from operations	$12,317	$12,795	$24,910	$30,238
During the three and six months ended June 30, 2014, domestic income from operations was lower than foreign income from operations primarily due to product mix, market differences and various unallocated corporate expenses. Excess cash generated from the operations of most foreign subsidiaries typically remains permanently reinvested, however, the earnings generated by foreign subsidiaries in 2013 and 2014 will be remitted to the parent company at some point in the future. U.S. income taxes and foreign withholding taxes have been provided related to those foreign earnings. Foreign un-remitted earnings generated in years prior to 2013 will remain indefinitely reinvested, except for Brazil and Mexico for which U.S. income taxes and foreign withholding taxes have been provided.

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

During the six months ended June 30, 2014, we recorded restructuring expenses of approximately $12.2 million. These included charges relating to headcount reductions of $3.3 million, $1.7 million relating to the recently announced closure of the Joao Pessoa, Brazil plant, $1.6 million relating to the termination of a sales agency contract in Italy, $1.7 million relating to the closures of machine clothing facilities in Argentina and Spain, $2.9 million relating to the closure of the Heidenheim facility, $0.7 million relating to the transfer of certain machinery and equipment from the closed France rolls facility to two China based rolls facilities, and $0.3 million relating to the liquidation of the Vietnam facility. During the six months ended June 30, 2013, we recorded restructuring expenses of approximately $5.4 million. These charges were primarily related to headcount reductions, the closure of clothing facilities in Spain and Argentina and the closure of a roll cover facility in Charlotte, NC.

Results of Operations

The table that follows sets forth for the periods presented certain consolidated operating results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net sales	$139,723	$138,324	$273,107	$278,129
Costs and expenses:
Cost of products sold	84,372	85,674	165,591	170,972
Selling	18,988	18,095	37,167	37,270
General and administrative	14,407	15,506	29,203	30,140
Research and development	2,044	2,089	3,990	4,089
Restructuring	7,595	4,165	12,246	5,420
	127,406	125,529	248,197	247,891
Income from operations	12,317	12,795	24,910	30,238
Interest expense, net	(8,917)	(13,112)	(17,574)	(22,318)
Loss on extinguishment of debt	—	(3,123)	—	(3,123)
Foreign exchange (loss) gain	(307)	50	(1,185)	(198)
Income (loss) before provision for income taxes	3,093	(3,390)	6,151	4,599
Provision for income taxes	(2,329)	(3,489)	(4,222)	(5,992)
Net income (loss)	$764	$(6,879)	$1,929	$(1,393)
Comprehensive income (loss)	$2,278	$(9,245)	$1,520	$(6,517)
Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013
Net Sales. Net sales for the three months ended June 30, 2014 increased by $1.4 million, or 1.0%, to $139.7 million from $138.3 million for the three months ended June 30, 2013. For the three months ended June 30, 2014, approximately 64% of our net sales were in our clothing segment and approximately 36% were in our roll covers segment.
In our clothing segment, net sales for the three months ended June 30, 2014 increased slightly to $89.5 million from $89.4 million for the three months ended June 30, 2013, Excluding favorable currency effect of $0.6 million, this increase was primarily due to increases in sales volume in South America of $0.8 million and Asia of $0.7 million. These increases were offset by a decrease in sales volume in Europe of $1.2 million and in North America of $0.8 million.
In our roll covers segment, net sales for the three months ended June 30, 2014 increased by $1.3 million or 2.7%, to $50.2 million from $48.9 million for the three months ended June 30, 2013. Excluding favorable currency effect of $0.3 million,This increase was primarily due to increases in sales volume in North America of $2.0 million and Asia of $0.2 million, partially offset by a decrease in sales volume in Europe of $1.3 million.

Cost of Products Sold. Cost of products sold for the three months ended June 30, 2014 decreased by $1.3 million, or 1.5%, to $84.4 million from $85.7 million for the three months ended June 30, 2013.
In our clothing segment, cost of products sold decreased $1.9 million in the current quarter compared to the second quarter of 2013 as a result of lower cost of products sold as a percentage of sales and unfavorable currency effects of $0.1 million. Cost of products sold as a percentage of net sales decreased by 2.3% to 58.6% in the three months ended June 30, 2014 from 60.9% in the three months ended June 30, 2013. This decrease was primarily due to reduced costs as a result of restructuring savings and operational efficiencies and favorable absorption in North America and South America, due to increased production levels.
In our roll covers segment, cost of products sold increased $0.6 million in the current quarter compared to the second quarter of 2013 as a result of increased sales volume. Cost of products sold as a percentage of net sales decreased by 0.5% to 63.5% for the three months ended June 30, 2014 from 64.0% for the three months ended June 30, 2013. This decrease was primarily due to favorable labor costs in North America and restructuring savings and operational efficiencies, partially offset by increased cost of goods sold as a result of higher sales of products and services with lower gross margins. These decreases were partially offset by unfavorable currency effects of $0.3 million.
Selling Expenses. For the three months ended June 30, 2014, selling expenses increased by $0.9 million, or 5.0%, to $19.0 million from $18.1 million for the three months ended June 30, 2013. This increase was primarily driven by a gain realized in 2013 related to the sale of the selling department vehicle fleet of $0.4 million, which did not occur in 2014, increased sales volume in the three months ended June 30, 2014 from June 30, 2013 and unfavorable currency effect of $0.2 million.

General and Administrative Expenses. For the three months ended June 30, 2014, general and administrative expenses decreased by $1.1 million, or 7.1%, to $14.4 million from $15.5 million for the three months ended June 30, 2013, primarily as a result of headcount reductions and restructuring savings and decreased management incentive compensation of $0.7 million, partially offset by inflationary increases in salaries.
Restructuring Expenses. For the three months ended June 30, 2014, we incurred restructuring expenses of $7.6 million. These included charges relating to headcount reductions of $2.1 million, $1.7 million relating to the recently announced closure of the Joao Pessoa, Brazil plant, $1.6 million relating to the termination of a sales agency contract in Italy, $0.9 million relating to the closures of machine clothing facilities in Argentina and Spain, $0.8 million relating to the closure of the Heidenheim facility and $0.5 million relating to the transfer of certain machinery and equipment from the closed France rolls facility to two China based rolls facilities.
Interest Expense, Net. Net interest expense for the three months ended June 30, 2014 decreased by $4.2 million, or 32.1%, to $8.9 million from $13.1 million for the three months ended June 30, 2013. The decrease was primarily due to increased interest expenses in 2013 related to our debt refinancing, capitalized interest related to certain equipment construction projects in the second quarter of 2014 and lower average interest rates during the second quarter of 2014 versus the second quarter of 2013.
Loss on Extinguishment of Debt. The loss on extinguishment of debt of $3.1 million in the three months ended June 30, 2013 represents the write-off of deferred financing costs resulting from our previous credit facility. (See Note 3 of the Consolidated Financial Statements and "Liquidity and Capital Resources-Credit Facility and Notes" for further discussion on the refinancing.)
Provision for Income Taxes. For the three months ended June 30, 2014 and June 30, 2013, the provision for income taxes was $2.3 million and $3.5 million, respectively. The decrease in income tax expense was primarily attributable to the geographic mix of earnings in the second quarter of 2014 as compared to the second quarter of 2013. Our provision for income taxes is primarily impacted by the income we earn in tax paying jurisdictions relative to the income we earn in non-tax paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 15% to 39%. However, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. We generate losses in certain jurisdictions for which we receive no tax benefit as the deferred tax assets in these jurisdictions (including net operating losses) are fully reserved in our valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States, the United Kingdom and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings.
Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Net Sales. Net sales for the six months ended June 30, 2014 decreased by $5.0 million, or 1.8%, to $273.1 million from $278.1 million for the six months ended June 30, 2013. For the six months ended June 30, 2014, approximately 65% of our net sales were in our clothing segment and approximately 35% were in our roll covers segment.
In our clothing segment, net sales for the six months ended June 30, 2014 decreased by $0.8 million, or 0.4%, to $178.5 million from $179.3 million for the six months ended June 30, 2013, primarily due to decreased sales volume of $1.9 million in Europe and $0.4 million in North America, partially offset by increases in sales volume of $1.1 million in South America and favorable currency effects of $0.4 million.
In our roll covers segment, net sales for the six months ended June 30, 2014 decreased by $4.2 million or 4.3%, to $94.6 million from $98.8 million for the six months ended June 30, 2013. The decrease was primarily due to decreased sales volume of $3.5 million in Europe, $1.0 million in North America and $0.4 million in Asia. These decreases were partially offset by favorable currency effects of $0.4 million and an increase in sales volume of $0.3 million in South America.
Cost of Products Sold. Cost of products sold for the six months ended June 30, 2014 decreased by $5.4 million, or 3.2%, to $165.6 million from $171.0 million for the six months ended June 30, 2013.
In our clothing segment, cost of products sold decreased $5.5 million in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 as a result of favorable currency effects of $1.2 million, lower sales volume and cost of products sold as a percentage of sales. Cost of products sold, as a percentage of net sales decreased by 2.7% to 58.5% in the six months ended June 30, 2014 from 61.2% in the six months ended June 30, 2013. This decrease was primarily due to reduced costs as a result of restructuring savings and operational efficiencies and favorable absorption in North America and South America due to increased production levels.
In our roll covers segment, cost of products sold increased $0.1 million in the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to unfavorable currency effects of $0.5 million. However, cost of products sold as a percentage of net sales increased by 2.8% to 64.7% for the six months ended June 30, 2014 from 61.9% for the three months ended June 30, 2013. This increase was primarily due to unfavorable sales mix as a result of higher sales of products and services with lower gross margins.
Selling Expenses. For the six months ended June 30, 2014, selling expenses decreased by $0.1 million, or 0.3%, to $37.2 million from $37.3 million for the six months ended June 30, 2013. The decrease was primarily a result of the decrease in sales volume in 2014 and favorable currency effects of $0.8 million, partially offset by a gain realized in 2013 related to the sale of the selling department vehicle fleet of $0.4 million, which did not occur in 2014.

General and Administrative Expenses. For the six months ended June 30, 2014, general and administrative expenses decreased by $0.9 million, or 3.0%, to $29.2 million from $30.1 million for the six months ended June 30, 2013, primarily as a result of our cost reduction initiatives, a decrease in management incentive compensation of $1.3 million, a decrease in 2014 related to the impairment of a vacant facility of $0.6 million in 2013 and favorable currency effects of $0.2 million. Partially offsetting these decreases was an increase in 2014 related to a $0.7 million gain realized in 2013 related to an insurance recovery from a plant fire, which did not occur in 2014 and $0.4 million in plant start up costs incurred in 2014.
Restructuring Expenses. For the six months ended June 30, 2014, we incurred restructuring expenses of $12.2 million. These included charges relating to headcount reductions of $3.3 million, $1.7 million relating to the recently announced closure of the Joao Pessoa, Brazil plant, $1.6 million relating to the termination of a sales agency contract in Italy, $1.7 million relating to the closures of machine clothing facilities in Argentina and Spain, $2.9 million relating to the closure of the Heidenheim facility, $0.7 million relating to the transfer of certain machinery and equipment from the closed France rolls facility to two China based rolls facilities, and $0.3 million relating to the liquidation of the Vietnam facility. In the six months ended June 30, 2013, we incurred restructuring expenses of $5.4 million. These charges were primarily related to headcount reductions, the closure of clothing facilities in Spain and Argentina and the closure of a roll cover facility in Charlotte, NC.
Interest Expense, Net. Net interest expense for the six months ended June 30, 2014 decreased by $4.7 million, or 21.1%, to $17.6 million from $22.3 million for the six months ended June 30, 2013. The decrease was primarily due to increased interest expenses in 2013 related to our debt refinancing, capitalized interest related to certain equipment construction projects in 2014 and lower average interest rates during 2014 versus 2013.
Provision for Income Taxes. For the six months ended June 30, 2014 and June 30, 2013, the provision for income taxes was $4.2 million and $6.0 million, respectively. The decrease in income tax expense was primarily attributable to the geographic mix of earnings in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. Our provision for income taxes is primarily impacted by income we earn in tax paying jurisdictions relative to income we earn in non-tax paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 15% to 39%. However, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. We generate losses in certain jurisdictions for which we receive no tax benefit as the deferred tax assets in these jurisdictions (including net operating losses) are fully reserved in our valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States, the United Kingdom and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings.

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
As stated in Note 4, "Income Taxes," to our Unaudited Condensed Consolidated Financial Statements, we are currently evaluating the costs and benefits of participating in an amnesty program offered by the Federal Revenue Department of the Ministry of Finance of Brazil ("FRD") that is open to taxpayers until August 25, 2014. Final administrative rules pertaining to the amnesty program were issued on August 1, 2014. This amnesty program offers significant reductions on the penalties and interest that have been assessed against the Company. These options are a lump sum payment or an installment plan, with the most significant reductions offered to participants that agree to pay the FRD in a lump sum. Because the amnesty program is applicable to tax debts that have matured on or before December 31, 2013, all of the taxes assessed against us for tax years 2006 through 2010 may be included in the amnesty as well as for years 2011 through 2013, which we believe are reasonably likely to be assessed against us on the same basis in the future.
At this time, there can be no assurance that we will or will not participate in this amnesty program. If we do not participate in this amnesty program, we will continue to litigate the matter and may also evaluate any new amnesty programs made available to us in the future. However, if we choose to participate in this amnesty program, we will need to finance payments under the amnesty through additional borrowings. Such borrowings may not be available on favorable terms or at all. If we are able to finance our participation in the amnesty program, we would anticipate taking a charge against net income in the third quarter of 2014 in the range of approximately $26 million to $29 million (subject to currency exchange rates).
Net cash provided by operating activities was $8.9 million for the six months ended June 30, 2014 and $12.3 million for the six months ended June 30, 2013. The $3.4 million decrease was due to an increase in our restructuring activities and an increase in working capital.
Net cash used in investing activities was $22.3 million for the six months ended June 30, 2014 and $8.1 million for the six months ended June 30, 2013. The increase in cash used in investing activities of $14.2 million was primarily due to the increase in capital expenditures.
Net cash provided by financing activities was $2.9 million for the six months ended June 30, 2014. Net cash used in financing activities was $2.1 million for the six months ended June 30, 2013, respectively. The increase of $5.0 million was primarily the result of the increase of $3.6 million in net proceeds from borrowings and an decrease in the payment of financing fees and the payment of obligations under capital leases of $1.4 million.
As of June 30, 2014, the outstanding balance of our term debt under the Term Credit Facility and Notes (each defined below) was $433.6 million, which is net of a $0.8 million discount. In addition, as of June 30, 2014, an aggregate of $32.7 million is available for additional borrowings under the ABL Facility. This availability represents a borrowing base of $48.9 million under the ABL Facility less $16.2 million of that facility committed for letters of credit or additional borrowings. Additionally, at June 30, 2014, the Company had approximately $5.1 million available for borrowings under other small lines of credit.
We expect to incur expense of approximately $6.0 million to $8.0 million related to the continuation of our restructuring initiatives for the remainder of 2014. We have incurred $12.2 million in the six months ended June 30, 2014. Actual restructuring costs for 2014 may substantially differ from estimates at this time, depending on the timing of the restructuring activities and the required actions to complete them.

Capital Expenditures
For the six months ended June 30, 2014 and 2013, we had capital expenditures of $22.5 million and $8.5 million. We are currently targeting capital expenditures for 2014 to approximate $50.0 million. We analyze our planned capital expenditures, based on investment opportunities available to us and our financial and operating performance, and accordingly, actual capital expenditures may be more or less than this amount. We intend to use existing cash and cash from operations to fund our capital expenditures.
See “Credit Facility and Notes” below for a description on limitations on capital expenditures imposed by our Credit Facility.

Credit Facility and Notes

On May 17, 2013, we entered into a Credit and Guaranty Agreement for a $200.0 million term loan credit facility (the “Term Credit Facility”), net of a discount of $1.0 million, among us, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions. We also entered into a Revolving Credit and Guaranty Agreement originally for a $40.0 million asset-based revolving credit facility subject to a borrowing base among us, Xerium Canada Inc., as Canadian borrower, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions (the "Domestic Revolver"). On March 3, 2014, we entered into an amendment to the Revolving Credit and Guaranty Agreement (as amended, the “ABL Facility,” and collectively with the Term Credit Facility, the “Credit Facility”) to add the Company's German subsidiaries as European Borrowers and to provide for an additional $15 million European asset-based revolving credit facility subject to a European borrowing base (the "European Revolver"), increasing the aggregate availability under the ABL Facility to $55 million.
The Term Credit Facility provides for:

•
a six-year $200 million senior secured term loan facility, provided the facility would mature in March 2018 if any of our 8.875% senior unsecured notes due 2018 in the aggregate principal amount of $240 million (the “Notes”) remain outstanding at that time;

•
an uncommitted accordion option (the “Incremental Facility”) allowing for increases for borrowings under the Term Credit Facility with the same terms, and borrowing of new tranches of term loans, up to an aggregate principal amount equal to (i) $75 million plus (ii) an additional amount (the “Facility Increase”) provided, if after giving effect to such Facility Increase (as well as any other additional term loans), on a pro forma basis, the Senior Secured Leverage Ratio (as defined in the Term Credit Facility) for the most recent four consecutive fiscal quarters does not exceed 2.25:1; and

•
in connection with the amendment to the ABL Facility, the Term Credit Facility was amended to permit the ABL Facility to be further increased by an additional $10 million, to a total aggregate availability of not more than $65 million, provided that if the ABL Facility is increased beyond $55 million, certain baskets for additional indebtedness and liens otherwise available to us under the Term Loan F increase to the ABL Facility.

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
The interest rates under the Term Credit Facility are calculated, at our option, at either the base rate or LIBOR, plus a margin of 4.00% and 5.00%, respectively. Each of the base rate and LIBOR is subject to a minimum of 2.25% and 1.25%, respectively. If our Senior Secured Leverage Ratio (as defined in the Credit Facility) is less than 2.00:1 at any quarterly determination date, then the margins over the base rate and LIBOR will be 3.50% and 4.50%, respectively.
Depending on whether advances are made in U.S. Dollars or Canadian Dollars, interest rates under the Domestic Revolver are calculated, at our option, at either a U.S.-based or Canadian-based base rate ("Base Rate Loans") or LIBOR or the Canadian Dealer Offered Rate ("CDOR") (each, "Fixed Rate Loans"), respectively, plus a margin of 0.75% for Base Rate Loans and a margin of 1.75% for Fixed Rate Loans. If we draw advances on the Domestic Revolver that are equal to or greater than 33.3% but less 66.7% of the $40 million limit, then the margins on Base Rate Loans and Fixed Rate Loans increase to 1.00% and 2.00%, respectively. The margins rise to 1.25% and 2.25%, respectively, if advances under the Domestic Revolver are equal to or greater than 66.7% of the $40 million limit. Interest rates under the European Revolver are calculated, at either LIBOR or Overnight LIBOR, plus a margin of 1.75%. If the European Borrowers draw advances on the European Revolver that are equal to or greater than 33.3% but less than 66.7% of the $15 million limit, then the margin increases to 2.00%. The margin rises to 2.25% if advances under the European Revolver are equal to or greater than 66.7% of the $15 million limit. In addition to paying interest on outstanding advances under the ABL Facility, we are required to pay a commitment fee to the lenders in respect of the unutilized commitments at a rate equal to 0.50% per annum if advances under the ABL Facility are less than or equal to 50% of the commitments or a rate equal to 0.375% per annum if advances under the ABL are more than 50% of the commitments.
The obligations under the Credit Facility are guaranteed by all of our existing and future direct and indirect subsidiaries that are organized in the United States, and, in the case of the European Revolver, by each other European borrower, certain other of the Company's European subsidiaries and any existing or future direct or indirect subsidiaries that become a party to the ABL Facility.
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
The Credit Facility eliminates the interest coverage and leverage coverage ratio maintenance tests that were contained in our 2011 Credit Facility. However, the ABL Facility contains a springing Fixed Charge Coverage Ratio (as defined in the ABL Facility), which must be not less than 1.00:1 during periods in which our Global Excess Availability (as defined in the ABL Facility) falls below certain minimum thresholds.
On May 26, 2011, we completed a refinancing transaction, which replaced certain of our then outstanding indebtedness with the senior unsecured notes due 2018 with an interest rate of 8.875% per annum (the "Notes"). The Notes contain customary covenants that, subject to certain exceptions, restrict our ability to enter into certain transactions and engage in certain activities. We have $236.4 million aggregate principal amount outstanding under the Notes. The Notes contain customary covenants that, subject to certain exceptions, restrict its ability to enter into certain transactions and engage in certain activities.
We are in compliance with all covenants under the Notes and Credit Facility at June 30, 2014.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$764	$(6,879)	$1,929	$(1,393)
Stock-based compensation	640	300	1,149	595
Depreciation	8,534	8,702	16,767	17,667
Amortization of intangibles	403	385	819	961
Deferred financing cost amortization	751	909	1,467	1,618
Foreign exchange loss (gain) on revaluation of debt	366	3,039	(737)	1,324
Deferred tax expense	(143)	466	(950)	748
Asset impairment	—	150	—	1,078
Loss (gain) on disposition of property and equipment	1	3	28	(7)
Loss on extinguishment of debt	—	3,123	—	3,123
Net change in operating assets and liabilities	(5,163)	(6,610)	(11,557)	(13,439)
Net cash provided by operating activities	6,153	3,588	8,915	12,275
Interest expense, excluding amortization	8,165	12,203	16,107	20,700
Net change in operating assets and liabilities	5,163	6,610	11,557	13,439
Current portion of income tax expense	2,472	3,023	5,172	5,244
Stock-based compensation	(640)	(300)	(1,149)	(595)
Foreign exchange (loss) gain on revaluation of debt	(366)	(3,039)	737	(1,324)
Asset impairment	—	(150)	—	(1,078)
(Loss) gain on disposition of property and equipment	(1)	(3)	(28)	7
Loss on extinguishment of debt	—	(3,123)	—	(3,123)
EBITDA	20,946	18,809	41,311	45,545
Loss on extinguishment of debt	—	3,123	—	3,123
Stock-based compensation	640	300	1,149	595
Operational restructuring expenses	7,595	4,165	12,246	5,420
Non-restructuring impairment expense	—	(191)	—	666
Inventory write off		692		692
Plant startup costs	240	—	416	—
Adjusted EBITDA	$29,421	$26,898	$55,122	$56,041

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our foreign currency exposure and interest rate risks as of June 30, 2014 have not materially changed from December 31, 2013 (see Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013). As of June 30, 2014, we had outstanding long-term debt with a carrying amount of $439.3 million with an approximate fair value of $456.3 million.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, as of June 30, 2014 under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as set forth above.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There have been no material developments to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2013. See Notes 4 and 9 to our Unaudited Condensed Consolidated Financial Statements for a discussion of our Brazilian operating subsidiary’s proceedings before the Federal Revenue Department of Brazil and other routine litigation to which we are subject.

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

XERIUM TECHNOLOGIES, INC.
(Registrant)

August 5, 2014	By:	/s/Clifford E. Pietrafitta
Clifford E. Pietrafitta
Executive Vice President and CFO
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

10.1	2014-2016 Executive Long Term Incentive Plan and Form of Award Agreement

31.1	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document