Form 10-Q
period 2014-09-30
XERIUM TECHNOLOGIES INC
filed 2014-11-03
CIK 1287151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________
FORM 10-Q
________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
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
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of November 3, 2014 was 15,555,748.

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

Xerium Technologies, Inc.
Consolidated Balance Sheets
(Dollars in thousands and Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$19,813	$25,716
Accounts receivable, net	88,042	87,952
Inventories, net	86,442	83,930
Prepaid expenses	7,766	8,179
Other current assets	14,512	15,695
Total current assets	216,575	221,472
Property and equipment, net	311,927	309,664
Goodwill	63,003	68,975
Intangible assets	12,672	14,470
Other assets	7,071	9,483
Total assets	$611,248	$624,064
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$7,611	$8,267
Accounts payable	35,847	42,220
Accrued expenses	68,614	61,368
Current maturities of long-term debt	2,362	2,166
Total current liabilities	114,434	114,021
Long-term debt, net of current maturities	461,284	432,706
Liabilities under capital leases	4,100	—
Deferred taxes	13,523	16,350
Pension, other post-retirement and post-employment obligations	61,575	66,866
Other long-term liabilities	7,485	5,570
Commitments and contingencies
Stockholders’ deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares outstanding as of September 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value, 20,000,000 shares authorized; 15,555,748 and 15,383,903 shares outstanding as of September 30, 2014 and December 31, 2013, respectively	16	15
Stock warrants	—	13,532
Paid-in capital	428,051	414,742
Accumulated deficit	(428,228)	(409,686)
Accumulated other comprehensive loss	(50,992)	(30,052)
Total stockholders’ deficit	(51,153)	(11,449)
Total liabilities and stockholders’ deficit	$611,248	$624,064

Xerium Technologies, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share data and unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Sales	$138,858	$135,042	$411,965	$413,171
Costs and expenses:
Cost of products sold	83,364	81,656	248,954	252,628
Selling	18,195	17,779	55,362	55,049
General and administrative	14,133	15,278	43,337	45,418
Research and development	1,909	1,845	5,899	5,934
Restructuring	3,466	3,034	15,712	8,454
	121,067	119,592	369,264	367,483
Income from operations	17,791	15,450	42,701	45,688
Interest expense, net	(9,412)	(9,378)	(26,985)	(31,697)
Loss on extinguishment of debt	—	—	—	(3,123)
Foreign exchange gain (loss)	367	(905)	(818)	(1,102)
Income before provision for income taxes	8,746	5,167	14,898	9,766
Provision for income taxes	(29,218)	(3,063)	(33,440)	(9,055)
Net (loss) income	$(20,472)	$2,104	$(18,542)	$711
Comprehensive (loss) income	$(41,003)	$9,182	$(39,482)	$2,665

Net (loss) income per share:
Basic	$(1.32)	$0.14	$(1.20)	$0.05
Diluted	$(1.32)	$0.13	$(1.20)	$0.05
Shares used in computing net (loss) income per share:
Basic	15,475,836	15,375,728	15,426,125	15,352,352
Diluted	15,475,836	16,044,291	15,426,125	15,791,597

Xerium Technologies, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands and unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net (loss) income	$(18,542)	$711
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	1,858	1,141
Depreciation	24,950	26,051
Amortization of intangibles	1,230	1,368
Deferred financing cost amortization	2,409	2,293
Foreign exchange (gain) loss on revaluation of debt	(340)	1,626
Deferred taxes	1,509	1,339
Asset impairment	277	1,078
(Gain) loss on disposition of property and equipment	(4)	154
Loss on extinguishment of debt	—	3,123
Provision for doubtful accounts	284	543
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(5,047)	(10,599)
Inventories	(7,897)	(5,195)
Prepaid expenses	120	1,714
Other current assets	1,223	(1,026)
Accounts payable and accrued expenses	3,587	7,436
Deferred and other long-term liabilities	(4,300)	(1,326)
Net cash provided by operating activities	1,317	30,431
Investing activities
Capital expenditures	(33,666)	(15,562)
Proceeds from disposals of property and equipment	163	2,235
Net cash used in investing activities	(33,503)	(13,327)
Financing activities
Proceeds from borrowings	73,579	199,000
Principal payments on debt	(44,834)	(198,848)
Payment of financing fees	(1,398)	(3,030)
Payment of obligations under capital leases	(634)	—
Net cash provided by (used in) financing activities	26,713	(2,878)
Effect of exchange rate changes on cash flows	(430)	(221)
Net (decrease) increase in cash	(5,903)	14,005
Cash and cash equivalents at beginning of period	25,716	34,777
Cash and cash equivalents at end of period	$19,813	$48,782

Non-cash capitalized lease asset and liability	$4,468	$—
Accrued construction in process	$2,400	$—

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
Basis of Presentation
The accompanying unaudited condensed consolidated interim financial statements at September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2013 as reported on the Company's Annual Report on Form 10-K filed on March 4, 2014.
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
The components of inventories are as follows at:

	September 30, 2014	December 31, 2013
Raw materials	$19,266	$22,009
Work in process	31,452	28,414
Finished goods (includes consigned inventory of $8,339 at September 30, 2014 and $8,697 at December 31, 2013)	42,801	41,845
Inventory allowances	(7,077)	(8,338)
	$86,442	$83,930
Goodwill
The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other Intangible Assets (“Topic 350”). Topic 350 requires that goodwill and intangible assets that have indefinite lives not be amortized, but instead, must be tested for impairment at least annually or whenever events or business conditions warrant. During the three months ended September 30, 2014, the Company evaluated events and business conditions to determine if a test for an impairment of goodwill was warranted. No such events or business conditions took place during this period, therefore no test was determined to be warranted at September 30, 2014.
Warranties

The Company offers warranties on certain roll products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The Company estimates the costs that may be incurred under its warranties and records a liability in Accrued Expenses on its Consolidated Balance Sheet for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. The table below represents the changes in the Company’s warranty liability for the nine months ended September 30, 2014:

	Beginning Balance	Charged to Cost of Sales	Effect of Foreign Currency Translation	Deduction from Reserves	Ending Balance
For the nine months ended September 30, 2014	$1,629	$1,694	$(86)	$(867)	$2,370

Net Income Per Common Share
Net income per common share has been computed and presented pursuant to the provisions of ASC Topic 260, Earnings per Share (“Topic 260”). Net income per share is based on the weighted-average number of shares outstanding during the period. As of September 30, 2014 and 2013, the Company had outstanding restricted stock units (“RSUs”), deferred stock units (“DSUs”) and options.
The following table sets forth the computation of basic and diluted weighted-average shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted-average common shares outstanding–basic	15,475,836	15,375,728	15,426,125	15,352,352
Dilutive effect of stock-based compensation awards outstanding	—	668,563	—	439,245
Weighted-average common shares outstanding–diluted	15,475,836	16,044,291	15,426,125	15,791,597
Dilutive securities aggregating 1.3 million were outstanding for the three and nine months ended September 30, 2014, but were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2014, because the Company had net losses for both periods and the impact of including such shares would be anti-dilutive to the earnings per share calculations.
Dilutive securities aggregating 1.7 million and 2.0 million were outstanding for the three and nine months ended September 30, 2013, but were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2013, primarily due to the warrants outstanding, which had an exercise price that exceeded the Company's average stock price for both periods.

Impairment
The Company reviews its long-lived assets that have finite lives for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment (“Topic 360”). This topic requires that companies evaluate the fair value of long-lived assets based on the anticipated undiscounted future cash flows to be generated by the assets when indicators of impairment exist to determine if there is impairment to the carrying value. Any change in the carrying amount of an asset as a result of the Company's evaluation has been recorded in either restructuring expense, if it was a result of the Company's restructuring activities, or general and administrative expense for all other impairments in the consolidated statements of operations. Impairment charges associated with restructuring are discussed in Note 7 "Restructuring Expense". For the nine months ended September 30, 2014 and 2013, the Company had $0.3 million and $0.4 million of impairment charges included in restructuring expense, respectively.

In addition, in 2013, the Company determined there was an impairment of $0.7 million to the carrying value of a vacant facility held for sale and certain other assets at March 31, 2013. This impairment charge is included in general and administrative expense in the Consolidated Statements of Operations for the nine months ended September 30, 2013. The facility and related assets were sold during the third quarter of 2013.
Reclassifications

During the first quarter of 2014, while implementing a new financial reporting system, the Company redesigned its chart of accounts in order to provide more consistent internal and external reporting globally. In addition to this change, the Company's corporate management organizational structure was changed from primarily a geographic regional management organization to a more centralized functional management organization. These changes drove certain changes in the mappings of the related accounts in the chart of accounts. As these changes are reflected in the 2014 consolidated financial statements, these changes resulted in reclassifications in both the Consolidated Balance Sheet at December 31, 2013 and the Consolidated Statement of Operations for the three and nine months ended September 30, 2013. Management performed a SAB 99 "Materiality" analysis on these reclassifications, and determined the only reclassification material to the Company's consolidated financial statements as a whole was a $0.5 million and a $1.7 million reclassification from research and development expenses to selling expenses as a result of moving certain personnel from the research and development department to the selling department. This reclassification has been made in the Consolidated Statement of Operations for the three and nine months ended September 30, 2013

New Accounting Pronouncements

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

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have an impact on the Company’s financial position or results of operations.

In August of 2014 the FASB issued Accounting Standard Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. For all entities, the ASU is effective for annual periods ending after 15 December 2016 and interim periods within annual periods beginning after 15 December 2016. Early adoption is permitted. The Company does not expect that this standard will have an impact on the Company's Consolidated Financial Statements.
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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate caps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges protect the Company from increases in interest rates above the strike rate of the interest rate cap. At September 30, 2014, the Company had no interest rate swaps. Therefore, the financial statements were not exposed to the effects of interest rate fluctuations and these did not have a material impact on its results of operations.
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
As of September 30, 2014 and December 31, 2013, the Company had outstanding derivatives that were not designated as hedges in qualifying hedging relationships. The value of these contracts is recognized at fair value based on market exchange forward rates and is recorded in other assets or other liabilities on the Consolidated Balance Sheets. The following represents the fair value of these derivatives at September 30, 2014 and December 31, 2013 and the change in fair value included in foreign exchange gain in the three and nine months ended September 30, 2014 and 2013:

	September 30, 2014	December 31, 2013
Fair value of derivative (liability) asset	$(185)	$530
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Change in fair value of derivative included in foreign exchange (loss) gain	$(123)	$(836)
	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Change in fair value of derivative included in foreign exchange (loss) gain	$(1,328)	$706

The following represents the notional amounts of foreign exchange forward contracts at September 30, 2014:

	Notional Sold	Notional Purchased
Non-designated hedges of foreign exchange risk	$22,777	$(33,508)
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

3. Long-term Debt
At September 30, 2014 and December 31, 2013, long-term debt consisted of the following:

	September 30, 2014	December 31, 2013
Senior secured term loan facility, payable quarterly, U.S. Dollar denominated–LIBOR (minimum 1.25%) plus 4.50% (5.75%) net of $0.9 million discount. Matures May of 2019.	$226,577	$198,000
Senior Notes (Unsecured), payable semi-annually–U.S. Dollar denominated interest rate fixed at 8.875%, matures June of 2018	236,410	236,410
Other long term debt	659	462
	463,646	434,872
Less current maturities	2,362	2,166
Total	$461,284	$432,706

On May 17, 2013, the Company entered into a Credit and Guaranty Agreement for a $200.0 million term loan credit facility (the “Term Credit Facility”), net of a discount of $1.0 million, among the Company, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions. The Company also entered into a Revolving Credit and Guaranty Agreement originally for a $40.0 million asset-based revolving credit facility subject to a borrowing base among the Company, Xerium Canada Inc., as Canadian borrower, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions (the "Domestic Revolver"). On March 3, 2014, the Company entered into an amendment to the Revolving Credit and Guaranty Agreement (as amended, the “ABL Facility,” and collectively with the Term Credit Facility, the “Credit Facility”) to add the Company's German subsidiaries as European Borrowers (the "European Borrowers") and to provide for an additional $15 million European asset-based revolving credit facility subject to a European borrowing base (the "European Revolver"), increasing the aggregate availability under the ABL Facility to $55 million.
The Term Credit Facility provides for:

•
a six-year $200 million senior secured term loan facility, provided the facility would mature in March 2018 if any of the Company's 8.875% senior unsecured notes due 2018 in the aggregate principal amount of $240 million (the “Notes”) remain outstanding at that time;

•
an accordion option (the “Incremental Facility”) allowing for increases for borrowings under the Term Credit Facility with the same terms, and borrowing of new tranches of term loans, up to an aggregate principal amount equal to (i) $75 million plus (ii) an additional amount (the “Facility Increase”) provided, if after giving effect to such Facility Increase (as well as any other additional term loans), on a pro forma basis, the Senior Secured Leverage Ratio (as defined in the Term Credit Facility) for the most recent four consecutive fiscal quarters does not exceed 2.25:1; and

•
in connection with the amendment to the ABL Facility, the Term Credit Facility was amended to permit the ABL Facility to be further increased by an additional $10 million, to a total aggregate availability of not more than $65 million, provided that if the ABL Facility is increased beyond $55 million, certain baskets for additional indebtedness and liens otherwise available to the Company under the Term Loan Facility will be reduced dollar-for-dollar by any additional increase to the ABL Facility.

On August 18, 2014, the Company entered into the Second Amendment to Credit and Guaranty Agreement (the “Second Amendment”). Under the Second Amendment, the Company borrowed an additional $30.0 million by utilizing the Incremental Facility. The $30 million in additional borrowings was used to finance a tax amnesty payment in Brazil. See Note 4, Income Taxes, for a discussion of the Company's participation in a tax amnesty program in Brazil. The Second Amendment made no changes to the repayment and other previously disclosed terms of the Credit Facility.

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
On May 26, 2011, the Company completed a refinancing transaction, which replaced certain of its then outstanding indebtedness with the senior unsecured notes payable semi-annually, bearing interest at 8.875% per annum (the "Notes"). The Notes contain customary covenants that, subject to certain exceptions, restrict its ability to enter into certain transactions and engage in certain activities. The Company has $236.4 million aggregate principal amount outstanding as of September 30, 2014 under the Notes.
As of September 30, 2014, the outstanding balance of the Company's term debt under its Credit Facility and Notes was $463.0 million, which is net of a $0.9 million discount. In addition, as of September 30, 2014, an aggregate of $37.1 million is available for additional borrowings under the ABL Facility. This availability represents a borrowing base of $47.5 million under the ABL Facility less $10.4 million of that facility committed for letters of credit or additional borrowings. Additionally, at September 30, 2014, the Company had approximately $4.7 million available for borrowings under other small lines of credit.

As of September 30, 2014 and December 31, 2013, the carrying value of the Company’s long-term debt was $463.6 million and $434.9 million, respectively, and its fair value was approximately $480.3 million and $451.6 million, respectively. The Company determined the fair value of its debt utilizing significant other observable inputs (Level 2 of the fair value hierarchy).

Capitalized Lease Liabilities

As of September 30, 2014, the Company had capitalized lease liabilities totaling $4.1 million. These amounts represent the lease on the corporate headquarters and a software licensing agreement.

4. Income Taxes

The Company utilizes the liability method for accounting for income taxes in accordance with ASC Topic 740, Income Taxes (“Topic 740”). Under Topic 740, deferred tax assets and liabilities are determined based on the difference between their financial reporting and tax basis. The assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company reduces its deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In making this determination, the Company evaluates all available information including the Company’s financial position and results of operations for the current and preceding years, as well as any available projected information for future years.
For the three and nine months ended September 30, 2014, the provision for income taxes was $29,218 and $33,440 as compared to $3,063 and $9,055 for the three and nine months ended September 30, 2013. The increase in tax expense was primarily attributable to settling a tax assessment in Brazil, as well as the geographic mix of earnings for those periods in the three and nine months ended September 30, 2014. Generally, in the absence of a large settlement such as the Brazil tax settlement which occurred during the three months ended September 30, 2014, the provision for income taxes is primarily impacted by income earned in tax paying jurisdictions relative to income earned in non-tax paying jurisdictions. The majority of income recognized for purposes of computing the effective tax rate is earned in countries where the statutory income tax rates range from 15.0% to 39.4%; however, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. The Company generates losses in certain jurisdictions for which no tax benefit is realized, as the deferred tax assets in these jurisdictions (including the net operating losses) are fully reserved in the valuation allowance. For this reason, the Company recognizes minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States, the United Kingdom and Australia. Due to these reserves, the geographic mix of the Company’s pre-tax earnings has a direct correlation with how high or low its annual effective tax rate is relative to consolidated earnings. As the Company continues to reorganize and restructure its operations, it is possible that deferred tax assets, for which no income tax benefit has previously been provided, may more likely than not become realized. The Company continues to evaluate future operations and will record an income tax benefit in the period where it believes it is more likely than not that the deferred tax asset will be able to be realized.
As of September 30, 2014, the Company had a gross amount of unrecognized tax benefit of $8,441, exclusive of interest and penalties. The unrecognized tax benefit increased by approximately $467 and $949 during the three and nine months ended September 30, 2014, as a result of foreign currency effects, statute expirations, and ongoing changes in currently reserved positions as a result of new facts or information. The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense, which were $140 and $263 related to the unrecognized tax benefits for the three and nine months ended September 30, 2014. The tax years 2000 through 2013 remain open to examination in a number of the major tax jurisdictions to which the Company and its subsidiaries are subject. The Company believes that it has made adequate provisions for all income tax uncertainties.
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
In November of 2011, the Federal Revenue Department of the Ministry of Finance of Brazil (“FRD”) issued a tax assessment against the Company’s indirect subsidiary, Xerium Technologies Brasil Indústria e Comércio S.A. (“Xerium Brazil”), challenging the goodwill recorded in the 2005 acquisition of Wangner Itelpa and Huyck Indústria e Comércio S.A. by

Robec Brasil Participações Ltda., a predecessor to Xerium Brazil. This assessment denied the amortization of that goodwill against net income for the years 2006 through 2010 and sought payment of approximately $39,656 (subject to currency exchange rates) in tax, penalties and interest.
During the three months ended September 30, 2014, the Company chose to participate in an amnesty program offered by the FRD that was open to taxpayers until August 25, 2014. The amnesty program offered significant reductions in the penalties and interest initially assessed against the Company. By paying a lump sum amount, the Company received a reduction of 100% of the penalties assessed and a 45% reduction of interest accrued on the tax assessment relating to tax years 2006 through 2010. Because tax amnesty and voluntary disclosure programs were open for tax years beyond the time period of the Company's particular assessment, the Company also included in its payment to the Brazilian government amounts relating to tax years 2011 through 2013, which corresponded to the same tax deductions under review in the assessment for tax years 2006 through 2010. Additionally, the Company has adjusted the tax calculations for 2014 to exclude the same tax deductions which were under review, and the Company adjusted its tax payments related to tax year 2014 accordingly. In August of 2014, the Company settled the assessed and unassessed tax debts with the Brazilian government by paying principal and interest totaling $18,254 and $6,724, respectively. The settlement had no impact on the Company's unrecognized tax benefits during the three months ended September 30, 2014. As previously discussed in Note 3, the Company borrowed an additional $30.0 million under its Incremental Facility to fund this tax settlement payment.
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
As required by Topic 715, the following tables summarize the components of net periodic benefit cost:
Defined Benefit Plans

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$1,029	$934	$2,720	$2,873
Interest cost	2,080	1,497	5,500	4,605
Expected return on plan assets	(1,972)	(1,356)	(5,213)	(4,169)
Amortization of prior service cost	—	7	—	10
Amortization of net loss	371	547	981	1,690
Net periodic benefit cost	$1,508	$1,629	$3,988	$5,009
6. Comprehensive (Loss) Income and Accumulated Other Comprehensive Loss
Comprehensive (loss) income for the three and nine months ended September 30, 2014 (pension liability changes net of tax benefits of $(268) and $235, respectively) and 2013 (pension liability changes net of tax benefits of $74 and $(96), respectively) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net (loss) income	$(20,472)	$2,104	$(18,542)	$711
Foreign currency translation adjustments	(21,902)	7,462	(22,216)	(650)
Pension liability changes under Topic 715	1,338	(398)	1,190	2,217
Change in value of derivative instruments	33	14	86	387
Comprehensive (loss) income	$(41,003)	$9,182	$(39,482)	$2,665

The components of accumulated other comprehensive loss for the three months ended September 30, 2014 are as follows (net of tax benefits of $5,299):

	Foreign Currency Translation Adjustment	Pension Liability Changes Under Topic 715	Change in Value of Derivative Instruments	Accumulated Other Comprehensive (Loss) Income
Balance at June 30, 2014	$(450)	$(29,829)	$(182)	$(30,461)
Other comprehensive income before reclassifications	(21,902)	967	—	(20,935)
Amounts reclassified from other comprehensive income
Amortization of actuarial losses	—	371	—	371
Amortization of interest expense	—	—	33	33
Net current period other comprehensive income	(21,902)	1,338	33	(20,531)
Balance at September 30, 2014	$(22,352)	$(28,491)	$(149)	$(50,992)

The components of accumulated other comprehensive loss for the nine months ended September 30, 2014 are as follows (net of tax benefits of $5,299):

	Foreign Currency Translation Adjustment	Pension Liability Changes Under Topic 715	Change in Value of Derivative Instruments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2013	$(136)	$(29,681)	$(235)	$(30,052)
Other comprehensive income before reclassifications	(22,216)	209	—	(22,007)
Amounts reclassified from other comprehensive income
Amortization of actuarial losses	—	981	—	981
Amortization of interest expense	—	—	86	86
Net current period other comprehensive income	(22,216)	1,190	86	(20,940)
Balance at September 30, 2014	$(22,352)	$(28,491)	$(149)	$(50,992)

For the three and nine months ended September 30, 2014, the amortization of actuarial losses is included in cost of products sold and general and administrative expenses in the Consolidated Statements of Operations.
For the three and nine months ended September 30, 2014, the foreign currency translation adjustments of $(21,902) and $(22,216) were primarily the result of the decline in the Euro and Brazilian Real and the effect of that decline on our foreign subsidiaries net equity balances of $132 million and $148 million in Europe and Brazil, respectively. The Euro declined to $1.269 at September 30, 2014 from $1.361 at June 30, 2014 and $1.378 at December 31, 2013. The Brazilian Real declined to $0.412 at September 30, 2014 from $0.453 at June 30, 2014 and $0.423 at December 31, 2013.

7. Restructuring and Impairment Expense
For the nine months ended September 30, 2014, the Company incurred restructuring expenses of $15.7 million. These charges were related to $4.2 million in headcount reductions, $3.7 million of charges related to the closure of the Heidenheim rolls facility, $3.0 million in severance and other charges due to the final negotiated severance package at the Joao Pessoa, Brazil clothing facility, a $1.6 million charge in Italy to terminate a sales agency contract, $1.4 million in severance charges relating to the closure of the Argentina press felt facility, $0.7 million of charges to move certain equipment from the closed

France rolls facility to China and other locations in Europe, $0.3 million of costs associated with liquidating the Vietnam facility, and $0.8 million in severance and facility charges relating to the Spain closure. For the nine months ended September 30, 2013, the Company incurred restructuring expenses of $8.5 million. These included charges relating to headcount reductions, the closure of two clothing facilities in Spain and Argentina and the closure of a roll cover facility in Charlotte, NC.
The following table sets forth the significant components of the restructuring accrual (included in Accrued Expenses on our Consolidated Balance Sheet), including activity under restructuring programs for the nine months ended September 30, 2014 and 2013:

	Balance at December 31, 2013	Charges (1)	Currency Effects	Cash Payments	Balance at September 30, 2014
Severance and other benefits	$6,466	$11,737	$(559)	$(11,884)	$5,760
Facility costs and other	1,468	3,698	(176)	(2,963)	2,027
Total	$7,934	$15,435	$(735)	$(14,847)	$7,787

	Balance at December 31, 2012	Charges (2)	Currency Effects	Cash Payments	Balance at September 30, 2013
Severance and other benefits	$15,577	$5,743	$(53)	$(11,028)	$10,239
Facility costs and other	335	2,302	103	(1,880)	860
Total	$15,912	$8,045	$50	$(12,908)	$11,099
(1) Amount excludes $277 impairment charges.
(2) Amount excludes $409 impairment charges.
Restructuring and impairment expense by segment, which is not included in Segment Earnings in Note 8, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Clothing	$2,168	$2,888	$10,273	$6,875
Roll Covers	1,272	86	5,310	1,518
Corporate	26	60	129	61
Total	$3,466	$3,034	$15,712	$8,454

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
Summarized financial information for the Company’s reportable segments is presented in the tables that follow for the three and nine months ended September 30, 2014 and 2013.

	Clothing	Roll Covers	Corporate	Total
Three Months Ended September 30, 2014:
Net Sales	$86,085	$52,773	$—	$138,858
Segment Earnings (Loss)	$20,244	$13,486	$(2,266)
Three Months Ended September 30, 2013:
Net Sales	$87,980	$47,062	$—	$135,042
Segment Earnings (Loss)	$20,405	$11,140	$(4,332)

Nine Months ended September 30, 2014:
Net Sales	$264,561	$147,404	$—	$411,965
Segment Earnings (Loss)	$58,839	$32,868	$(5,121)
Nine Months ended September 30, 2013:
Net Sales	$267,331	$145,840	$—	$413,171
Segment Earnings (Loss)	$58,615	$35,802	$(11,162)
Provided below is a reconciliation of Segment Earnings (Loss) to income before provision for income taxes for the three and nine months ended September 30, 2014 and 2013, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Segment Earnings:
Clothing	$20,244	$20,405	$58,839	$58,615
Roll Covers	13,486	11,140	32,868	35,802
Corporate	(2,266)	(4,332)	(5,121)	(11,162)
Stock-based compensation	(709)	(547)	(1,858)	(1,141)
Inventory write-off	—	—	—	(692)
Impairment expense	—	—	—	(667)
Interest expense, net	(9,412)	(9,378)	(26,985)	(31,697)
Depreciation and amortization	(8,594)	(8,791)	(26,180)	(27,419)
Restructuring expense	(3,466)	(3,034)	(15,712)	(8,454)
Loss on debt extinguishment	—	—	—	(3,123)
Plant startup costs	(537)	(296)	(953)	(296)
Income before provision for income taxes	$8,746	$5,167	$14,898	$9,766

9. Commitments and Contingencies
The Company is involved in various legal matters which have arisen in the ordinary course of business as a result of various immaterial labor claims, taxing authority reviews and other routine legal matters. As of September 30, 2014, the Company accrued an immaterial amount in its financial statements for these matters for which the Company believed the possibility of loss was probable and was able to estimate the damages. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its financial position, results of operations or cash flow. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of legal matters will not have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

10. Stock-Based Compensation and Stockholders’ Deficit
The Company records stock-based compensation expense in accordance with ASC Topic 718, Accounting for Stock Compensation and has used the straight-line attribution method to recognize expense for time-based restricted stock units ("RSUs") and deferred stock units ("DSUs"). The Company recorded stock-based compensation expense during the three and nine months ended September 30, 2014 and September 30, 2013 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
RSU, Options and DSU Awards (1)	$709	$547	$1,858	$1,141

(1)	Related to RSUs, Options and DSUs awarded to certain employees and non-employee directors.

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

After the stockholders' approval of the amendment to the 2010 Plan, awards approved by the Board were issued under the 2013 Executive Long-Term Incentive Plan (the "2013 Executive LTIP") under the 2010 Plan. Awards under the 2013 Executive LTIP are both time-based and market-based and will be paid in the form of RSUs or shares of common stock of the Company. Time-based awards, or 50% of the total target award, were granted in the form of 179,571 time-based RSUs under the Company’s 2010 Plan. These time-based awards will cliff vest on March 11, 2016, and will be converted to common stock, net of applicable tax withholdings. The market-based awards, which constitute the remaining 50% of the total award, have vested based on the Company’s stock price performance during the three year participant service period from March 11, 2013 through March 10, 2016. Vested awards will convert into shares of the Company’s common stock and be paid after the close of the three-year performance period with exceptions for certain earlier issuances due to departures.

On May 8, 2014, the Board approved the granting of awards under the 2014 Executive Long-Term Incentive Plan (the "2014 Executive LTIP") under the 2010 Plan. Awards under the 2014 Executive LTIP are time-based, performance-based and market-based and will be paid in the form of RSUs or shares of common stock of the Company. Time-based awards, or 35% of the total award, were granted in the form of 60,339 time-based RSUs under the Company’s 2010 Plan. These time-based awards will cliff vest on May 8, 2016, and will be converted to common stock, net of applicable tax withholdings.

The performance-based awards, which constitute 32.5% of the total award, were granted in the form of 56,029 performance-based RSUs under the Company’s 2010 Plan. These awards will vest based on a targeted Adjusted EBITDA performance. The targeted Adjusted EBITDA performance portion of the award measures the Company’s performance against a three-year cumulative Adjusted EBITDA metric, adjusted for currency fluctuations during the term of the 2014 – 2016 Executive LTIP. These awards will convert into shares of the Company’s common stock and be paid after the close of a three-year performance period of January 1, 2014 through December 31, 2016. The amount of the payment will range from 0% to 100% of the employee's total Adjusted EBITDA performance shares. Upon attainment of cumulative Adjusted EBITDA equal to 80% or less of the target, none of the Adjusted EBITDA performance shares will vest. Upon attainment of more than 80% of the target, the adjusted EBITDA performance shares will begin vesting on a straight-line basis from 0% at 80% of the target to 100% at 100% of the target, up to a maximum payout of 100% of the Adjusted EBITDA performance shares.

The market-based awards, which constitute 32.5% of the total award, were granted in the form of 56,029 market-based RSU's under the Company's 2010 Plan. These awards will vest, based on the performance of the Company's stock against the performance of listed companies on the S&P Global Small Cap Index, on the third anniversary of the grant date, or May 8, 2017. These awards will convert into shares of the Company’s common stock and be paid after the close of the three-year performance period of May 8, 2014 through May 8, 2017. The shares that may vest will be up to 100%, with a lower threshold of a a 50% payout for 35th percentile performance and full payout at 100% for 55th percentile performance. Performance between the 35th and 55th percentile performance will result in an interpolated payout percentage between 50% and 100%.

Other Stock Compensation Plans

On August 15, 2012, the Company appointed Harold C. Bevis to the position of President and Chief Executive Officer. The Company granted Mr. Bevis a sign-on award of 204,208 restricted stock units and options to acquire 781,701 shares of the Company's common stock, par value $0.001 per share. Both the restricted stock units and the options vest over a three year period, with the first tranche having vested on August 15, 2014. The options have a 10-year term and an exercise price of $4.00 per share, the August 15, 2012 closing price of the Company's common stock on the New York Stock Exchange. On August 15, 2014, one third of Mr. Bevis's restricted stock units and options vested. Mr. Bevis received 35,562 shares of common stock, net of withholdings as a result of the restricted stock unit vesting. In addition, Mr. Bevis exercised his vested options, and received 99,189 shares of common stock, in a cashless exercise, net of withholdings.
Warrants
In 2010, the Company issued warrants exercisable into 1,663,760 shares of common stock to holders of the Company's common stock. These warrants had a term of four years and expired as of May 25, 2014. Accordingly, in May of 2014, the Company reclassified $13.5 million in warrant related charges to additional paid in capital of common stock on the Consolidated Balance Sheets to reflect the expiration of the warrants.
Directors’ Deferred Stock Unit Plan
Under the 2011 non-management directors stock plan ("2011 DSU Plan”), each director receives an annual retainer of $112, to be paid on a quarterly basis in arrears. Half of the annual retainer is payable in DSUs, with the remaining half payable in DSUs, cash or a mix of both at the election of each director. The non-management directors were awarded an aggregate of 6,229 DSUs under the 2011 DSU Plan for service during the quarter ended September 30, 2014. In addition, in accordance with the 2011 DSU Plan, 5,270 DSUs were settled in common stock during the quarter ended September 30, 2014.

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

Xerium Technologies, Inc.
Consolidating Balance Sheet—(Unaudited)
At September 30, 2014
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
ASSETS
Current assets:
Cash and cash equivalents	$1,739	$(9)	$18,083	$—	$19,813
Accounts receivable, net	8	22,727	65,307	—	88,042
Intercompany receivables	(93,950)	109,948	(15,998)	—	—
Inventories, net	—	16,776	70,476	(810)	86,442
Prepaid expenses	34	1,738	5,994	—	7,766
Other current assets	—	4,246	10,266	—	14,512
Total current assets	(92,169)	155,426	154,128	(810)	216,575
Property and equipment, net	15,887	58,920	237,120	—	311,927
Investments	742,364	257,859	—	(1,000,223)	—
Goodwill	—	17,737	45,266	—	63,003
Intangible assets	9,605	1,942	1,125	—	12,672
Other assets	4	364	6,703	—	7,071
Total assets	$675,691	$492,248	$444,342	$(1,001,033)	$611,248

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$3,163	$9,056	$23,628	$—	$35,847
Accrued expenses	13,108	9,981	45,525	—	68,614
Current notes payable	—	—	7,611	—	7,611
Current maturities of long-term debt	2,362	—	—	—	2,362
Total current liabilities	18,633	19,037	76,764	—	114,434
Long-term debt, net of current maturities	461,284	—	—	—	461,284
Capitalized lease obligations	3,601	499	—	—	4,100
Deferred taxes	984	3,040	9,499	—	13,523
Pension, other post-retirement and post-employment obligations	10,719	1,132	49,724	—	61,575
Other long-term liabilities	161	—	7,324	—	7,485
Intercompany loans	272,050	(397,057)	125,007	—	—
Total stockholders’ (deficit) equity	(91,741)	865,597	176,024	(1,001,033)	(51,153)
Total liabilities and stockholders’ (deficit) equity	$675,691	$492,248	$444,342	$(1,001,033)	$611,248

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

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive (Loss) Income (Unaudited)
For the three months ended September 30, 2014
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$48,514	$98,675	$(8,331)	$138,858
Costs and expenses:
Cost of products sold	(225)	32,320	59,726	(8,457)	83,364
Selling	394	5,264	12,537	—	18,195
General and administrative	2,615	1,497	10,021	—	14,133
Research and development	244	1,189	476	—	1,909
Restructuring and impairment	26	123	3,317	—	3,466
	3,054	40,393	86,077	(8,457)	121,067
(Loss) income from operations	(3,054)	8,121	12,598	126	17,791
Interest (expense) income, net	(8,842)	1,367	(1,937)	—	(9,412)
Foreign exchange (loss) gain	(346)	(60)	773	—	367
Equity in subsidiaries income	(7,787)	(18,580)	—	26,367	—
(Loss) income before provision for income taxes	(20,029)	(9,152)	11,434	26,493	8,746
Provision for income taxes	(443)	(22)	(28,753)	—	(29,218)
Net loss	$(20,472)	$(9,174)	$(17,319)	$26,493	$(20,472)
Comprehensive loss	$(21,626)	$(9,251)	$(36,619)	$26,493	$(41,003)

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive Income-(Unaudited)
For the three months ended September 30, 2013
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$44,922	$102,702	$(12,582)	$135,042
Costs and expenses:
Cost of products sold	(421)	31,008	63,730	(12,661)	81,656
Selling	—	5,585	12,194	—	17,779
General and administrative	2,485	1,528	11,265	—	15,278
Research and development	—	1,337	508	—	1,845
Restructuring and impairment	60	37	2,937	—	3,034
	2,124	39,495	90,634	(12,661)	119,592
(Loss) income from operations	(2,124)	5,427	12,068	79	15,450
Interest (expense) income, net	(8,898)	1,408	(1,888)	—	(9,378)
Foreign exchange loss	(538)	(126)	(241)	—	(905)
Equity in subsidiaries income	13,992	6,139	—	(20,131)	—
Income before provision for income taxes	2,432	12,848	9,939	(20,052)	5,167
Provision for income taxes	(328)	(23)	(2,712)	—	(3,063)
Net income	$2,104	$12,825	$7,227	$(20,052)	$2,104
Comprehensive income	$2,563	$12,975	$13,696	$(20,052)	$9,182

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive (Loss) Income (Unaudited)
For the nine months ended September 30, 2014
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$139,352	$299,501	$(26,888)	$411,965
Costs and expenses:
Cost of products sold	(1,095)	95,050	182,029	(27,030)	248,954
Selling	700	15,530	39,132	—	55,362
General and administrative	6,764	5,966	30,607	—	43,337
Research and development	779	3,453	1,667	—	5,899
Restructuring and impairment	129	868	14,715	—	15,712
	7,277	120,867	268,150	(27,030)	369,264
(Loss) income from operations	(7,277)	18,485	31,351	142	42,701
Interest (expense) income, net	(25,546)	4,132	(5,571)	—	(26,985)
Foreign exchange loss	(549)	(115)	(154)	—	(818)
Equity in subsidiaries income	15,558	(8,897)	—	(6,661)	—
(Loss) income before provision for income taxes	(17,814)	13,605	25,626	(6,519)	14,898
Provision for income taxes	(728)	(100)	(32,612)	—	(33,440)
Net loss	$(18,542)	$13,505	$(6,986)	$(6,519)	$(18,542)
Comprehensive loss	$(19,138)	$13,087	$(26,912)	$(6,519)	$(39,482)

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive (Loss) Income-(Unaudited)
For the nine months ended September 30, 2013
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$138,303	$311,319	$(36,451)	$413,171
Costs and expenses:
Cost of products sold	(1,270)	94,341	196,087	(36,530)	252,628
Selling	—	16,939	38,110	—	55,049
General and administrative	6,766	4,072	34,580	—	45,418
Research and development	—	4,224	1,710	—	5,934
Restructuring and impairment	61	831	7,562	—	8,454
	5,557	120,407	278,049	(36,530)	367,483
(Loss) income from operations	(5,557)	17,896	33,270	79	45,688
Interest (expense) income, net	(23,715)	4,219	(12,201)	—	(31,697)
Foreign exchange loss	(442)	(130)	(530)	—	(1,102)
Equity in subsidiaries income	33,970	9,124	—	(43,094)	—
Loss on extinguishment of debt	(3,123)	—	—	—	(3,123)
Dividend income	—	1,555	—	(1,555)	—
Income before provision for income taxes	1,133	32,664	20,539	(44,570)	9,766
(Provision) benefit for income taxes	(422)	45	(8,678)	—	(9,055)
Net income	$711	$32,709	$11,861	$(44,570)	$711
Comprehensive income	$(632)	$32,815	$15,052	$(44,570)	$2,665

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows-(Unaudited)
For the nine months ended September 30, 2014
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net (loss) income	$(18,542)	$13,505	$(6,986)	$(6,519)	$(18,542)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation	1,673	—	185	—	1,858
Depreciation	809	5,415	18,726	—	24,950
Amortization of intangibles	—	1,151	79	—	1,230
Deferred financing cost amortization	2,394	—	15	—	2,409
Foreign exchange gain on revaluation of debt	(340)	—	—	—	(340)
Deferred tax expense	656	—	853	—	1,509
Asset impairment	—	—	277	—	277
Loss (gain) on disposition of property and equipment	—	27	(31)	—	(4)
Provision for doubtful accounts	—	166	118	—	284
Undistributed equity in earnings of subsidiaries	(15,558)	8,897	—	6,661	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(10)	(705)	(4,332)	—	(5,047)
Inventories	—	600	(8,355)	(142)	(7,897)
Prepaid expenses	365	(802)	557	—	120
Other current assets	514	(517)	1,226	—	1,223
Accounts payable and accrued expenses	2,894	485	208	—	3,587
Deferred and other long-term liabilities	(585)	(39)	(3,676)	—	(4,300)
Intercompany loans	(18,899)	553	18,346	—	—
Net cash (used in) provided by operating activities	(44,629)	28,736	17,210	—	1,317
Investing activities
Capital expenditures, gross	(10,229)	(4,089)	(19,348)	—	(33,666)
Intercompany property and equipment transfers, net	13,204	(6)	(13,198)	—	—
Proceeds from disposals of property and equipment	—	36	127	—	163
Other investing activities	(26,100)	25,600	500	—	—
Net cash (used in) provided by investing activities	(23,125)	21,541	(31,919)	—	(33,503)
Financing activities					—
Proceeds from borrowings	67,943	—	5,636	—	73,579
Principal payments on debt	(39,449)	—	(5,385)	—	(44,834)
Payment of obligations under capital leases	(383)	(251)	—	—	(634)
Payment of financing fees	(623)	—	(775)	—	(1,398)
Intercompany loans	37,885	(50,026)	12,141	—	—
Net cash provided by (used in) financing activities	65,373	(50,277)	11,617	—	26,713
Effect of exchange rate changes on cash flows	—	1	(431)	—	(430)
Net (decrease) increase in cash	(2,381)	1	(3,523)	—	(5,903)
Cash and cash equivalents at beginning of period	4,120	(10)	21,606	—	25,716
Cash and cash equivalents at end of period	$1,739	$(9)	$18,083	$—	$19,813

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows (Unaudited)
For the nine months ended September 30, 2013
(Dollars in Thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net income	$711	$32,709	$11,861	$(44,570)	$711
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	1,120	—	21	—	1,141
Depreciation	94	5,599	20,358	—	26,051
Amortization of intangibles	—	1,298	70	—	1,368
Deferred financing cost amortization	(1,466)	—	3,759	—	2,293
Foreign exchange (gain) loss on revaluation of debt	(410)	(45)	2,081	—	1,626
Deferred taxes	291	—	1,048	—	1,339
Asset impairment	17	341	720	—	1,078
Loss on disposition of property and equipment	132	17	5	—	154
Loss on extinguishment of debt	3,123	—	—	—	3,123
Provision for doubtful accounts	—	155	388	—	543
Undistributed equity in earnings of subsidiaries	(33,970)	(9,124)	—	43,094	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	25	(3,151)	(7,473)	—	(10,599)
Inventories	—	(1,057)	(4,059)	(79)	(5,195)
Prepaid expenses	(194)	(23)	1,931	—	1,714
Other current assets	(151)	47	(922)	—	(1,026)
Accounts payable and accrued expenses	8,667	55	(2,841)	1,555	7,436
Deferred and other long-term liabilities	93	153	(1,572)	—	(1,326)
Intercompany loans	1,834	(2,635)	801	—	—
Net cash (used in) provided by operating activities	(20,084)	24,339	26,176	—	30,431
Investing activities
Capital expenditures, gross	(4,274)	(2,166)	(9,122)	—	(15,562)
Intercompany property and equipment transfers, net	3	88	(91)	—	—
Proceeds from disposals of property and equipment	—	4	2,231	—	2,235
Net cash used in investing activities	(4,271)	(2,074)	(6,982)	—	(13,327)
Financing activities					—
Proceeds from borrowings	199,000	—	—	—	199,000
Principal payments on debt	(105,057)	—	(93,791)	—	(198,848)
Payment of deferred financing fees	(3,030)	—	—	—	(3,030)
Intercompany loans	(59,415)	(22,310)	81,725	—	—
Net cash provided by (used in) financing activities	31,498	(22,310)	(12,066)	—	(2,878)
Effect of exchange rate changes on cash flows	—	—	(221)	—	(221)
Net increase (decrease) in cash	7,143	(45)	6,907	—	14,005
Cash and cash equivalents at beginning of period	6,471	36	28,270	—	34,777
Cash and cash equivalents at end of period	$13,614	$(9)	$35,177	$—	$48,782

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

•	we are subject to execution risk related to the startup of our proposed new facilities in China and Turkey;

•	we are subject to the risk of a weaker global economy that influences the paper industry as well as local economic conditions in the areas around the world where we conduct business;

•
structural shifts in the demand for paper, for instance the shift away from newsprint, printing and writing paper in favor of digital media, may adversely impact customers' demand for our products and services and consequently our financial results;

•
our strategies and plans, including, but not limited to, those relating to developing and successfully marketing new products, expanding our customer base by diversifying our products, enhancing our operational efficiencies and reducing costs, may not result in the anticipated benefits;

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
We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed in a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is custom engineered to fit each individual paper-making machine and process. For the nine months ended September 30, 2014, our clothing segment represented 64% of our net sales.
Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by each paper producer. We tailor our roll covers to individual paper-making machines and processes, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and we manufacture new and rebuilt spreader rolls. We also provide various related products and services to our customers, both directly and through third party providers, as a growing part of our overall product offering through our roll covers sales channels. For the nine months ended September 30, 2014, our roll cover segment represented 36% of our net sales.
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

Beginning about the same time the paper industry began to address the structural balance between the supply and demand for paper, the widespread adoption of e-commerce and digitalization of traditionally printed material has resulted in a prolonged decline in newsprint and printing and writing grades of paper. This longer term decline has been partially offset by increases in the production of packaging grades, both as a consequence of globalization of manufacturing and as a result of the increase of tissue/personal care products which have increased as global GDP has risen, particularly in the developing world. In 2010 and 2011, global paper and board production began to recover from the economic recession and show growth, particularly in developing countries. As international shipments of manufactured goods increased, containerboard production recovered particularly strongly, contributing over 50% of the total global improvement. The paper and board production recovery, however, stalled in the second half of 2011 and remained weak throughout 2012 and 2013. In 2014, we still expect that global paper and board manufacturers' operating rates will remain near their 2013 levels, while industry forecasters predict the growth of global paper production from 2014 to 2015 to be between approximately 2% and 3% per annum. Generally, and over time, we expect growth in paper production to be greater in Asia-Pacific and South America than in the more mature North American and European regions, where demand has declined.

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
Net Sales and Expenses
The following factors primarily drive net sales in both our clothing and roll covers segments:
•the volume (tonnage) of worldwide paper production;
•our ability to introduce new products that our customers value and will pay for;

•	advances in technology of our products, which can provide value to our customers by improving the efficiency of paper-making machines and reduce their manufacturing costs;
•growth in developing markets, particularly in Asia;
•the mix of paper grades being produced;
•our ability to enter and expand our business in non-paper products; and
•the impact of currency fluctuations.

  Net sales in our roll covers segment include our mechanical services business. We have expanded this business in response to demand from paper producers that we perform work on the internal mechanisms of their rolls while we refurbish or replace a roll cover. In our clothing segment, we conduct a small portion of our business pursuant to consignment arrangements; for these, we do not recognize a sale of a product to a customer until the customer places the product into use, which typically occurs some period after we ship the product to the customer or to a warehouse location near the customer’s facility. As part of the consignment agreement, we deliver the goods to a location designated by the customer. In addition, we agree to a “sunset” date with the customer, which represents the date by which the customer must accept all risks and responsibilities of ownership of the product and payment terms begin. For consignment sales, we recognize revenue on the earlier of the actual product installation date or the “sunset” date.
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
The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $1.9 million and $1.8 million for the three months ended September 30, 2014 and 2013, respectively.

Foreign Exchange
We have a geographically diverse customer base. In the nine months ended September 30, 2014, we generated approximately 38% of our net sales in North America, 34% in Europe, 19% in Asia-Pacific and 9% in South America.
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
During the nine months ended September 30, 2014, we conducted business in nine foreign currencies. The following table provides the average exchange rate for the nine months ended September 30, 2014 and the nine months ended September 30, 2013 of the U.S. Dollar against each of the four foreign currencies in which we conduct the largest portion of our operations.

Currency	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Euro	$1.36 = 1 Euro	$1.32 = 1 Euro
Brazilian Real	$0.44 = 1 Brazilian Real	$0.47 = 1 Brazilian Real
Canadian Dollar	$0.91 = 1 Canadian Dollar	$0.98 = 1 Canadian Dollar
Australian Dollar	$0.92 = 1 Australian Dollar	$0.98= 1 Australian Dollar
In the nine months ended September 30, 2014, we conducted approximately 35% of our operations in Euros, approximately 10% in the Australian Dollar, approximately 8% in the Brazilian Real (although a significant portion of Brazil net sales are in U.S. Dollars) and approximately 5% in the Canadian Dollar.
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

Domestic and Foreign Operating Results:
The following is an analysis of our domestic and foreign operations during the three and nine months ended September 30, 2014 and September 30, 2013 and a discussion of the results of operations during those periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Domestic income from operations	$5,067	$3,303	$11,208	$12,339
Foreign income from operations	12,724	12,147	31,493	33,349
Total income from operations	$17,791	$15,450	$42,701	$45,688
During the three and nine months ended September 30, 2014, domestic income from operations was lower than foreign income from operations primarily due to product mix, market differences and various unallocated corporate expenses. Foreign un-remitted earnings generated in years prior to 2013 will remain indefinitely reinvested, except for a portion of Brazil and Mexico, for which U.S. income taxes and foreign withholding taxes have been provided. However, the earnings generated by foreign subsidiaries in 2013 and 2014 will be remitted to the parent company at some point in the future. U.S. income taxes and foreign withholding taxes have been provided related to those foreign earnings.
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

For the nine months ended September 30, 2014, we incurred restructuring expenses of $15.7 million. These charges were related to $4.2 million in headcount reductions, $3.7 million of charges related to the closure of the Heidenheim rolls facility, $3.0 million in severance and other charges due to the final negotiated severance package at the Joao Pessoa, Brazil clothing facility, a $1.6 million charge in Italy to terminate a sales agency contract, $1.4 million in severance charges relating to the closure of the Argentina press felt facility, $0.7 million of charges to move certain equipment from the closed France rolls facility to China and other locations in Europe, $0.3 million of costs associated with liquidating the Vietnam facility, and $0.8 million in severance and facility charges relating to the Spain closure. For the nine months ended September 30, 2013, we incurred restructuring expenses of $8.5 million. These included charges relating to headcount reductions, the closure of two clothing facilities in Spain and Argentina and the closure of a roll cover facility in Charlotte, NC.

Results of Operations

The table that follows sets forth for the periods presented certain consolidated operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net sales	$138,858	$135,042	$411,965	$413,171
Costs and expenses:
Cost of products sold	83,364	81,656	248,954	252,628
Selling	18,195	17,779	55,362	55,049
General and administrative	14,133	15,278	43,337	45,418
Research and development	1,909	1,845	5,899	5,934
Restructuring	3,466	3,034	15,712	8,454
	121,067	119,592	369,264	367,483
Income from operations	17,791	15,450	42,701	45,688
Interest expense, net	(9,412)	(9,378)	(26,985)	(31,697)
Loss on extinguishment of debt	—	—	—	(3,123)
Foreign exchange gain (loss)	367	(905)	(818)	(1,102)
Income before provision for income taxes	8,746	5,167	14,898	9,766
Provision for income taxes	(29,218)	(3,063)	(33,440)	(9,055)
Net (loss) income	$(20,472)	$2,104	$(18,542)	$711
Comprehensive (loss) income	$(41,003)	$9,182	$(39,482)	$2,665
Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
Net Sales. Net sales for the three months ended September 30, 2014 increased by $3.9 million, or 2.9%, to $138.9 million from $135.0 million for the three months ended September 30, 2013. For the three months ended September 30, 2014, approximately 62% of our net sales were in our clothing segment and approximately 38% were in our roll covers segment.
In our clothing segment, net sales for the three months ended September 30, 2014 decreased $(1.9) million to $86.1 million from $88.0 million for the three months ended September 30, 2013. Excluding unfavorable currency effect of $(0.6) million, the remaining decrease of $(1.3) million in net sales was primarily due to (1) a decrease in sales volume in Europe of $(1.7) million, resulting from a sluggish economy continuing into the third quarter of 2014; (2) a decrease in sales volume in North America of ($1.4) million due to timing of production; and (3) a decrease in sales volume in Asia of $(0.2) million. These decreases were partially offset by a $1.3 million decrease in returns and allowances and an increase in sales volume of $0.8 million in South America.
In our roll covers segment, net sales for the three months ended September 30, 2014 increased by $5.7 million or 12.1%, to $52.8 million from $47.1 million for the three months ended September 30, 2013. Excluding unfavorable currency effects of $(0.2) million, the remaining increase of $5.9 million was primarily due to (1) higher net sales of $5.5 million in North America, primarily as a result of increased roll cover net sales of $3.3 million and increased mechanical service sales of $2.2 million; (2) higher net sales of $0.8 million in Asia; and (3) higher net sales of $0.3 million in South America. These increases were partially offset by net sales declines in Europe of ($0.7) million resulting from a sluggish economy continuing into the third quarter of 2014.
Cost of Products Sold. Cost of products sold for the three months ended September 30, 2014 increased by $1.7 million, or 2.1%, to $83.4 million from $81.7 million for the three months ended September 30, 2013.
In our clothing segment, cost of products sold decreased $(1.3) million in the current quarter compared to the third quarter of 2013, as a result of decreased sales volume and lower cost of products sold as a percentage of sales and favorable currency effects of $0.4 million. Cost of products sold as a percentage of net sales decreased by (0.3)% to 59.1% in the three months ended September 30, 2014 from 59.4% in the three months ended September 30, 2013. This decrease was primarily due to reduced costs as a result of restructuring and cost reduction savings and operational efficiencies, partially offset by inflationary wage increases and sales of products with lower gross margins.
In our roll covers segment, cost of products sold increased $3.1 million in the current quarter compared to the third quarter of 2013, primarily as a result of increased sales volume, partially offset by lower cost of products sold, as a percentage of net sales. Cost of products sold as a percentage of net sales decreased by (1.0)% to 61.5% for the three months ended September 30, 2014 from 62.5% for the three months ended September 30, 2013. This decrease was primarily due to restructuring and cost reduction savings and operational efficiencies, partially offset by increased cost of goods sold as a result of higher sales of products and services with lower gross margins. These decreases were partially offset by favorable currency effects of $0.1 million.
Selling Expenses. For the three months ended September 30, 2014, selling expenses increased by $0.4 million, or 2.2%, to $18.2 million from $17.8 million for the three months ended September 30, 2013. This increase was primarily driven by increased net sales volume and a gain realized in 2013 related to the sale of the selling department vehicle fleet of $0.2 million, which did not occur in 2014. These increases were partially offset by favorable currency effects of $0.2 million.

General and Administrative Expenses. For the three months ended September 30, 2014, general and administrative expenses decreased by $(1.2) million, or (7.8)%, to $14.1 million from $15.3 million for the three months ended September 30, 2013, primarily as a result of headcount reductions, restructuring savings and other cost reduction efforts and decreased management incentive compensation of $0.7 million, partially offset by inflationary increases in salaries and China and Turkey startup costs.
Restructuring Expenses. For the three months ended September 30, 2014, we incurred restructuring expenses of $3.5 million. These included charges relating to (1) $0.3 million of impairment charges, $0.7 million in final severance charges and $0.4 million in facility and other period charges due to the final approval of a plan to shut down the Company's Joao Pessoa, Brazil clothing facility; (2) $0.8 million of charges relating to the Company's Heidenheim closure; (3) $0.8 million of severance charges for headcount reductions; and (4) $0.5 million in charges relating to ongoing facility costs for Spain and France closures.
Interest Expense, Net. Net interest expense for the three months ended September 30, 2014 and 2013 was $9.4 million Increases were primarily due to increased average borrowings, and were offset by capitalized interest related to certain equipment construction projects in the third quarter of 2014 and lower average interest rates during the third quarter of 2014 versus the third quarter of 2013.
Provision for Income Taxes. For the three months ended September 30, 2014 and 2013, the provision for income taxes was $29.2 million and $3.1 million, respectively. The increase in income tax expense was primarily attributable to the settlement of a tax assessment in Brazil by entering a tax amnesty program and making a lump sum payment which increased income taxes by $25.0 million, as well as the geographic mix of earnings in the third quarter of 2014 as compared to the third quarter of 2013. Generally, in the absence of a large settlement payment such as the one made in Brazil during the three months ended September 30, 2014, our provision for income taxes is primarily impacted by the income we earn in tax paying jurisdictions relative to the income we earn in non-tax paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 15% to 39%. However, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. We generate losses in certain jurisdictions for which we realize no tax benefit as the deferred tax assets in these jurisdictions (including net operating losses) are fully reserved in our valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States, the United Kingdom and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings.
Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
Net Sales. Net sales for the nine months ended September 30, 2014 decreased by $(1.2) million, or (0.3)%, to $412.0 million from $413.2 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, approximately 64% of our net sales were in our clothing segment and approximately 36% were in our roll covers segment.
In our clothing segment, net sales for the nine months ended September 30, 2014 decreased by $(2.7) million, or (1.0)%, to $264.6 million from $267.3 million for the nine months ended September 30, 2013, primarily due to (1) lower net sales of ($3.7) million in Europe, resulting from a sluggish economy; (2) a decrease in net sales of ($1.8) million in North America, primarily due to timing of production; and (3) a ($0.5) million decline in net sales in Asia. These decreases were partially offset by increased net sales of $1.9 million in South America and a $1.5 million decrease in returns and allowances in 2014.
In our roll covers segment, net sales for the nine months ended September 30, 2014 increased by $1.6 million or 1.1%, to $147.4 million from $145.8 million for the nine months ended September 30, 2013. When adjusted for favorable currency effects of $0.2 million, net sales increased $1.4 million, or 0.9%, primarily due to (1) increased net sales of $4.6 million in North America, primarily as a result of increased mechanical service sales of $3.6 million and increased roll cover net sales of $1.0 million; (2) a $0.5 million increase in net sales in South America; and (3) a $0.4 million increase in net sales in Asia. These increases were partially offset by net sales declines in Europe of ($4.3) million resulting from a sluggish economy.
Cost of Products Sold. Cost of products sold for the nine months ended September 30, 2014 decreased by $(3.6) million, or (1.4)%, to $249.0 million from $252.6 million for the nine months ended September 30, 2013.
In our clothing segment, cost of products sold decreased $(6.9) million to $155.2 million in the nine months ended September 30, 2014 compared to $162.1 million in the nine months ended September 30, 2013 as a result of favorable currency effects of $1.6 million, lower sales volume and decreased cost of products sold as a percentage of sales. Cost of products sold, as a percentage of net sales decreased by (1.9)% to 58.7% in the nine months ended September 30, 2014 from 60.6% in the nine months ended September 30, 2013. This decrease was primarily due to restructuring and cost reduction savings, operational efficiencies and favorable absorption in North America and South America due to increased production levels.
In our roll covers segment, cost of products sold increased $3.1 million in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to increased sales volume and unfavorable currency effects of $0.3 million. Cost of products sold as a percentage of net sales increased by 2.5% to 63.6% for the nine months ended September 30, 2014 from 62.1% for the nine months ended September 30, 2013. This increase was primarily due to unfavorable sales mix as a result of higher sales of products and services with lower gross margins.
Selling Expenses. For the nine months ended September 30, 2014, selling expenses increased by $0.4 million, or 0.7%, to $55.4 million from $55.0 million for the nine months ended September 30, 2013. The increase was primarily a result of a gain realized in 2013 related to the sale of the selling department vehicle fleet of $0.6 million, which did not occur in 2014, partially offset by a decrease in sales volume in 2014.

General and Administrative Expenses. For the nine months ended September 30, 2014, general and administrative expenses decreased by $(2.1) million, or (4.6)%, to $43.3 million from $45.4 million for the nine months ended September 30, 2013, primarily as a result of our cost reduction initiatives, a decrease in management incentive compensation of $(2.0) million and a decrease in 2014 related to the impairment of a vacant facility of $0.6 million in 2013. Partially offsetting these decreases was an increase in 2014 related to a $0.7 million gain realized in 2013 related to an insurance recovery from a plant fire, which did not occur in 2014 and $1.0 million in plant start up costs incurred in 2014.
Restructuring Expenses. For the nine months ended September 30, 2014, we incurred restructuring expenses of $15.7 million. These charges were related to $4.2 million in headcount reductions, $3.7 million of charges related to the closure of the Heidenheim rolls facility, $3.0 million in severance and other charges due to the final negotiated severance package at the Joao Pessoa, Brazil clothing facility, a $1.6 million charge in Italy to terminate a sales agency contract, $1.4 million in severance charges relating to the closure of the Argentina press felt facility, $0.7 million of charges to move certain equipment from the closed France rolls facility to China and other locations in Europe, $0.3 million of costs associated with liquidating the Vietnam facility, and $0.8 million in severance and facility charges relating to the Spain closure. For the nine months ended

September 30, 2013, we incurred restructuring expenses of $8.5 million. These included charges relating to headcount reductions, the closure of two clothing facilities in Spain and Argentina and the closure of a roll cover facility in Charlotte, NC.
Interest Expense, Net. Net interest expense for the nine months ended September 30, 2014 decreased by $4.7 million, or 14.8%, to $27.0 million from $31.7 million for the nine months ended September 30, 2013. The decrease was primarily due to increased interest expenses in 2013 related to our debt refinancing, capitalized interest related to certain equipment construction projects in 2014 and lower average interest rates during 2014 versus 2013.
Provision for Income Taxes. For the nine months ended September 30, 2014 and 2013, the provision for income taxes was $33.4 million and $9.1 million, respectively. The increase in income tax expense was primarily attributable to the settlement of a tax assessment in Brazil by entering a tax amnesty program and making a lump sum payment which increased income taxes by $25.0 million, as well as the geographic mix of earnings in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. Generally, in the absence of a large settlement payment such as the one made in Brazil during the nine months ended September 30, 2014, our provision for income taxes is primarily impacted by the income we earn in tax paying jurisdictions relative to the income we earn in non-tax paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 15% to 39%. However, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. We generate losses in certain jurisdictions for which we realize no tax benefit as the deferred tax assets in these jurisdictions (including net operating losses) are fully reserved in our valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States, the United Kingdom and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings.

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
As stated in Note 4, "Income Taxes," to our Unaudited Condensed Consolidated Financial Statements, we chose to participate in an amnesty program offered by the Federal Revenue Department of the Ministry of Finance of Brazil ("FRD"). The amnesty program offered significant reductions on the penalties and interest that have been assessed against the Company. By paying a lump sum amount of $25.0 million, we received a reduction of 100% of the penalties assessed and a 45% reduction of interest accrued on our tax assessment relating to tax years 2006 through 2010. Because tax amnesty and voluntary disclosure programs were open for tax years beyond the time period of our particular assessment, we also included in our payment to the Brazilian government amounts relating to tax years 2011 through 2013, which corresponded to the same tax deductions under review in our assessment for tax years 2006 through 2010. As previously discussed in Note 3 to the consolidated financial statements, we borrowed an additional $30.0 million under our Incremental Facility to fund this tax settlement payment, by entering into the Second Amendment to Credit and Guaranty Agreement (the “Second Amendment”) on August 18, 2014. The Second Amendment made no changes to the repayment and other previously disclosed terms of the Credit Facility.
Net cash provided by operating activities was $1.3 million for the nine months ended September 30, 2014 and $30.4 million for the nine months ended September 30, 2013. The $29.1 million decrease was primarily due to the payment of Brazilian income taxes under the amnesty program in August of 2014 and an increase in working capital.
Net cash used in investing activities was $33.5 million for the nine months ended September 30, 2014 and $13.3 million for the nine months ended September 30, 2013. The increase in cash used in investing activities of $20.2 million was primarily due to the increase in capital expenditures of $18.1 million and a decrease in proceeds for the sale of property and equipment of $2.1 million.
Net cash provided by financing activities was $26.7 million for the nine months ended September 30, 2014. Net cash used in financing activities was $2.9 million for the nine months ended September 30, 2013, respectively. The increase of $29.6 million was primarily the result of the increase of $28.6 million in net borrowings and a decrease in the payment of financing fees and the payment of obligations under capital leases.

As of September 30, 2014, the outstanding balance of our term debt under the Term Credit Facility and Notes (each defined below) was $463.0 million, which is net of a $0.9 million discount. In addition, as of September 30, 2014, an aggregate of $37.1 million is available for additional borrowings under the ABL Facility. This availability represents a borrowing base of $47.5 million under the ABL Facility less $10.4 million of that facility committed for letters of credit or additional borrowings. Additionally, at September 30, 2014, the Company had approximately $4.7 million available for borrowings under other small lines of credit.
We expect to incur expenses of approximately $2.0 million to $4.0 million related to the continuation of our restructuring initiatives for the remainder of 2014. We have incurred $15.7 million in the nine months ended September 30, 2014. Actual restructuring costs for 2014 may substantially differ from estimates at this time, depending on the timing of the restructuring activities and the required actions to complete them.

Capital Expenditures
For the nine months ended September 30, 2014 and 2013, we had capital expenditures of $33.7 million . We are currently targeting capital expenditures for 2014 to be approximately $53.0 million. We analyze our planned capital expenditures, based on investment opportunities available to us and our financial and operating performance, and accordingly, actual capital expenditures may be more or less than this amount. We intend to use existing cash and cash from operations to fund our capital expenditures.
See “Credit Facility and Notes” below for a description on limitations on capital expenditures imposed by our Credit Facility.

Credit Facility and Notes

On May 17, 2013, we entered into a Credit and Guaranty Agreement for a $200.0 million term loan credit facility (the “Term Credit Facility”), net of a discount of $1.0 million, among us, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions. We also entered into a Revolving Credit and Guaranty Agreement originally for a $40.0 million asset-based revolving credit facility subject to a borrowing base among us, Xerium Canada Inc., as Canadian borrower, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions (the "Domestic Revolver"). On March 3, 2014, we entered into an amendment to the Revolving Credit and Guaranty Agreement (as amended, the “ABL Facility,” and collectively with the Term Credit Facility, the “Credit Facility”) to add the Company's German subsidiaries as European Borrowers (the "European Borrowers") and to provide for an additional $15 million European asset-based revolving credit facility subject to a European borrowing base (the "European Revolver"), increasing the aggregate availability under the ABL Facility to $55 million.
The Term Credit Facility provides for:

•
a six-year $200 million senior secured term loan facility, provided the facility would mature in March 2018 if any of our 8.875% senior unsecured notes due 2018 in the aggregate principal amount of $240 million (the “Notes”) remain outstanding at that time;

•
an accordion option (the “Incremental Facility”) allowing for increases for borrowings under the Term Credit Facility with the same terms, and borrowing of new tranches of term loans, up to an aggregate principal amount equal to (i) $75 million plus (ii) an additional amount (the “Facility Increase”) provided, if after giving effect to such Facility Increase (as well as any other additional term loans), on a pro forma basis, the Senior Secured Leverage Ratio (as defined in the Term Credit Facility) for the most recent four consecutive fiscal quarters does not exceed 2.25:1; and

•
in connection with the amendment to the ABL Facility, the Term Credit Facility was amended to permit the ABL Facility to be further increased by an additional $10 million, to a total aggregate availability of not more than $65 million, provided that if the ABL Facility is increased beyond $55 million, certain baskets for additional indebtedness and liens otherwise available to us under the Term Loan Facility will be reduced dollar-for-dollar by any additional increase to the ABL Facility.

On August 18, 2014, we entered into the Second Amendment to Credit and Guaranty Agreement (the “Second Amendment”). Under the Second Amendment, we borrowed an additional $30 million by utilizing the Incremental Facility. The $30 million in additional borrowings was used to finance a tax amnesty payment in Brazil. See Note 4, Income Taxes, for a discussion of our participation in a tax amnesty program in Brazil. The Second Amendment made no changes to the repayment and other previously disclosed terms of the Credit Facility.
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
On May 26, 2011, we completed a refinancing transaction, which replaced certain of its then outstanding indebtedness with the senior unsecured notes payable semi-annually, bearing interest at 8.875% per annum (the "Notes"). The Notes contain customary covenants that, subject to certain exceptions, restrict its ability to enter into certain transactions and engage in certain activities. The Company has $236.4 million aggregate principal amount outstanding as of September 30, 2014 under the Notes.
We are in compliance with all covenants under the Notes and Credit Facility at September 30, 2014.
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
“Adjusted EBITDA” means, with respect to any period, the total of (A) the consolidated net income for such period, plus (B) without duplication, to the extent that any of the following were deducted in computing such consolidated net income for such period: (i) provision for taxes based on income or profits, including, without limitation, federal, state, provincial, franchise and similar taxes, including any penalties and interest relating to any tax examinations, (ii) consolidated interest expense, (iii) consolidated depreciation and amortization expense, (iv) reserves for inventory in connection with plant closures, (v) consolidated operational restructuring costs, (vi) non-cash charges resulting from the application of purchase accounting, including push-down accounting, (vii) non-cash expenses resulting from the granting of common stock, stock options, restricted stock or restricted stock unit awards under equity compensation programs solely with respect to common stock, and cash expenses for compensation mandatorily applied to purchase common stock, (viii) non-cash items relating to a change in or adoption of accounting policies, (ix) non-cash expenses relating to pension or benefit arrangements, (x) expenses incurred as a result of the repurchase, redemption or retention of common stock earned under equity compensation programs solely in order to make withholding tax payments, (xi) amortization or write-offs of deferred financing costs, (xii) any non-cash losses resulting from mark to market hedging obligations (to the extent the cash impact resulting from such loss has not been realized in such period) and (xiii) other non-cash losses or charges (excluding, however, any non-cash loss or charge which represents an accrual of, or a reserve for, a cash disbursement in a future period), minus (C) without duplication, to the extent any of the following were included in computing consolidated net income for such period, (i) non-cash gains with respect to the items described in clauses (vi), (vii), (ix), (xi), (xii) and (xiii) (other than, in the case of clause (xiii), any such gain to the extent that it represents a reversal of an accrual of, or reserve for, a cash disbursement in a future period) of clause (B) above and (ii) provisions for tax benefits based on income or profits. Notwithstanding the foregoing, Adjusted EBITDA, as defined in the Credit Facility and calculated below, may not be comparable to similarly titled measurements used by other companies.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net (loss) income	$(20,472)	$2,104	$(18,542)	$711
Stock-based compensation	709	547	1,858	1,141
Depreciation	8,183	8,384	24,950	26,051
Amortization of intangibles	231	407	1,230	1,368
Deferred financing cost amortization	942	675	2,409	2,293
Foreign exchange loss (gain) on revaluation of debt	396	(1,296)	(340)	1,626
Deferred tax expense	2,460	591	1,509	1,339
Asset impairment	277	—	277	1,078
(Gain) loss on disposition of property and equipment	(33)	161	(4)	154
Loss on extinguishment of debt	—	—	—	3,123
Net change in operating assets and liabilities	(292)	4,986	(12,030)	(8,453)
Net cash (used) provided by operating activities	(7,599)	16,559	1,317	30,431
Interest expense, excluding amortization	8,650	8,703	24,576	29,404
Net change in operating assets and liabilities	292	(4,986)	12,030	8,453
Current portion of income tax expense	26,758	2,472	31,931	7,716
Stock-based compensation	(709)	(547)	(1,858)	(1,141)
Foreign exchange (loss) gain on revaluation of debt	(396)	1,296	340	(1,626)
Asset impairment	(277)	—	(277)	(1,078)
Gain (loss) on disposition of property and equipment	33	(161)	4	(154)
Loss on extinguishment of debt	—	—	—	(3,123)
EBITDA	26,752	23,336	68,063	68,882
Loss on extinguishment of debt	—	—	—	3,123
Stock-based compensation	709	547	1,858	1,141
Operational restructuring expenses	3,466	3,034	15,712	8,454
Non-restructuring impairment expense	—	1	—	667
Inventory write off due to plant closures	—	—	—	692
Plant startup costs	537	296	953	296
Adjusted EBITDA	$31,464	$27,214	$86,586	$83,255

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
Our interest rate risks as of September 30, 2014 have not materially changed from December 31, 2013 (see Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013). As of September 30, 2014, we had outstanding long-term debt with a carrying amount of $463.6 million with an approximate fair value of $480.3 million.
Foreign Currency Risk
As discussed in Note 6 to the Consolidated Financial Statements, both the Euro and the Brazilian Real declined significantly from December 31, 2013. These declines had an unfavorable impact of approximately $(20.0) million on our foreign subsidiaries net equity balances at September 30, 2014.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, as of September 30, 2014 under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as set forth above.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There have been no material developments to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2013. See Notes 4 and 9 to our Unaudited Condensed Consolidated Financial Statements for a discussion of our tax settlement with the Brazilian government and other routine litigation to which we are subject.

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

XERIUM TECHNOLOGIES, INC.
(Registrant)

November 3, 2014	By:	/s/Clifford E. Pietrafitta
Clifford E. Pietrafitta
Executive Vice President and CFO
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

10.1	Second Amendment to Credit and Guaranty Agreement dated August 18, 2014 (filed as Exhibit 10.1 to the Registrant's Form 8-K filed on August 22, 2014, and incorporated herein by reference)

10.2	Second Amendment to First Amended and Restated Revolving Credit and Guaranty Agreement dated August 14, 2014

31.1	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document