Form 10-K
period 2014-12-31
XERIUM TECHNOLOGIES INC
filed 2015-03-04
CIK 1287151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes     No  X
The aggregate market value of the voting common stock held by non-affiliates of the registrant on June 28, 2014, the last business day in the second fiscal quarter, was approximately $151,621,877. There were 15,560,627 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 23, 2015.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  X    No
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the 2015 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A, is incorporated by reference in Part III to the extent described therein.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by that Act. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Undue reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance, or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include the following factors:

•	our strategy to lower our costs in response to market changes in the paper industry;

•	execution risk related to the startup of our proposed new facilities in China and Turkey and our expansion projects;

•	local economic conditions in the areas around the world where we conduct business;

•	structural shifts in the demand for paper;

•	the effectiveness of our strategies and plans;

•	fluctuations in interest rates and currency exchange rates;

•	sudden increase or decrease in production capacity;

•	our development and marketing of new technologies and our ability to compete against new technologies developed by competitors;

•	variations in demand for our products, including our new products;

•	fluctuations in the price of our component supply costs and energy costs;

•	our ability to generate substantial operating cash flow to fund growth and unexpected cash needs;

•
occurrences of terrorist attacks or an armed conflict involving the United States or any other country in which we conduct business, or any other domestic or international calamity, including natural disasters;

•
changes in the policies, laws, regulations and practices of the United States and any foreign country in which we operate or conduct business, including changes regarding taxes and the repatriation of earnings; and

•	anti-takeover provisions in our charter documents.

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
We have an extensive global footprint of 26 manufacturing facilities in 12 countries, strategically located in the major paper-producing regions of North America, Europe, South America and Asia-Pacific, and have approximately 3,100 employees worldwide. We market our products, primarily using our direct sales force, to the paper industry’s leading producers. In 2014, we generated net sales of $542.9 million.
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
Paper-making machines utilize different processes and have different requirements depending on the design of the machine, the raw materials used, the type of paper being made and the preferences of individual production managers. We employ our broad portfolio of patented and proprietary product and manufacturing technologies, as well as our extensive industry experience, to provide our customers with tailored solutions designed to optimize the performance of their equipment and significantly reduce the costs of their operations. We systematically track and report the impact of these customized solutions to our customers through our ValueResults program which quantifies the optimization process on their machines.
Our machine clothing products are highly engineered synthetic textile belts that transport and filter paper as it is processed in a paper-making machine. Machine clothing plays a significant role in the forming, pressing and drying stages of paper production. Our machine clothing segment represented 64% of our net sales for the years ended December 31, 2014 and 2013, and 66% for the year ended December 31, 2012.
Roll cover products cover the rolls on a paper-making machine, which are the large steel cylinders over which machine clothing is mounted and between which the paper travels as it is processed. Our roll covers provide a surface with the mechanical properties necessary to process the paper in a cost-effective manner that delivers the sheet qualities desired by the paper producer. We currently use several hundred chemical compounds in our roll cover manufacturing process. Our roll cover segment represented 36% of our net sales for the years ended December 31, 2014 and 2013, and 34% for the year ended December 31, 2012.
Our products are in constant contact with the paper during the manufacturing process. As a result, our products have a significant effect on paper quality and the ability of a paper producer to differentiate its products, two factors that we believe are increasingly important to paper producers. In addition, while machine clothing and roll covers represent only approximately 3%, on average, of a typical paper producer’s production costs, they can help a paper producer improve productivity and reduce overall costs. Our machine clothing and roll covers facilitate the paper producers' use of less expensive raw materials (including recycled fiber), their ability to run paper-making machines faster and with fewer interruptions, and their ability to decrease the amount of energy required in the expensive drying portion of the paper-making process. We have found that, in certain cases, our products and services provide paper producers with cost savings that substantially offset the costs of such products and services.
We estimate that there are approximately 7,000 paper-making machines worldwide, all of which require a regular supply of machine clothing and roll covers. Machine clothing and roll covers must be replaced regularly to sustain high quality paper output and operate efficiently. Roll covers also require regular refurbishment, a service that we provide to our customers. Paper producers typically replace machine clothing multiple times per year, replace roll covers every two to five years and refurbish roll covers several times between each replacement.

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
Our portfolio of patented and proprietary product and manufacturing technologies differentiates our product offerings from others in the market and allows us to deliver high value products and services to our customers. As of December 31, 2014, we had approximately 406 issued patents and over 98 pending patent applications. Our patents and patent applications cover approximately 68 different inventions. We currently license certain of our patents and technologies to some of our competitors, which we believe helps further demonstrate our technological leadership in the industry. We believe that the technological sophistication of the products needed in our business and the capital-intensive nature of our business present significant challenges to any potential new competitors in our field.
We organized our business in 1999 in connection with the acquisition of the paper technology group of Invensys plc. We completed our initial public offering on May 19, 2005.
Recent Developments
Global Economic Environment
Our operations are highly dependent upon the pulp and paper production industry and the degree to which the paper industry is affected by global economic conditions and the availability of credit. The global paper, board and pulp market experienced slow growth in 2014, and continues to have the same patterns, with Asia, Europe and South America all improving in 2014, while North America saw declines in 2014 due to market erosion. Containerboard, printing, and writing and tissue all saw improvements in line with GDP, emerging market wealth per capita and industrial production, while newsprint continued to decline due to digital substitution.
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

•
Continue to expand in Asia - The growth in developing markets, most notably China, is driving paper production globally. By 2017, we estimate that paper production in Asia will grow almost 9%, increasing to 46% of the total worldwide paper, paperboard and tissue production. In order to increase our profitability and reduce lead times in Asia, we are committed to shifting or developing production capabilities to service this expanding market.

•
Accelerate growth activities in non paper markets - Our machine clothing and roll cover products are used in the production process of other industries and provide us with growth opportunities outside of the paper industry. We are committed to evaluating and addressing these market opportunities. We believe we can grow the non-paper portion of our business to improve our overall profitability.

•
Develop a strong management team to drive execution of strategy and improved performance - We are committed to the retention and development of our management team and the addition of functional leadership where and when necessary to enable us to develop and execute strategies necessary to improve the performance of the business.

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
Forming fabrics. Forming fabrics are used at the beginning of paper-making machines, where highly diluted paper stock is deposited on the forming fabric while the fabric is traveling at a very high speed. Forming fabrics allow water to drain from the paper stock, creating an initial wet sheet. Forming fabrics must be sufficiently porous to allow water to drain evenly and quickly, yet tight enough to retain and align the fiber and other materials that form the sheet of paper. They must also be strong enough to withstand high mechanical stresses. Forming fabrics are custom-manufactured in single, double, and triple layer designs in a variety of meshes to suit particular machines and paper grades. Customers are increasingly demanding the higher-priced triple layer designs that remove more moisture and produce higher quality paper. In 2014, forming fabrics accounted for approximately 37% of net sales in our machine clothing segment.
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
Press felts differ from forming fabrics and dryer fabrics due to the addition of several layers of staple fiber that are needled into the fabric base. The staple fiber provides a smooth surface to meet the wet sheet of paper and creates a wicking effect to remove water from the paper sheet as it is pressed under high pressure between press rolls. Press felts are manufactured in a variety of designs, including lightweight single layer felts, multi-layer laminated endless felts and seamed felts that allow for reduced installation times. In 2014, press felts accounted for approximately 45% of net sales in our machine clothing segment.
Dryer fabrics. Dryer fabrics are used to transport the paper sheet through the drying section of paper-making machines, where high temperatures from large, steam-heated dryer cylinders evaporate the remaining moisture from the paper sheet. Dryer fabrics, which are less technically advanced than forming fabrics or press felts, are woven from heat-resistant yarns with a coarser mesh than forming fabrics. In 2014, dryer fabrics accounted for approximately 5% of net sales in our machine clothing segment.
Industrials and Other. We manufacture other fabrics used in other industrial applications, such as pulp, non-woven textiles, fiber cement, tannery sludge dewatering and textiles manufacturing. In 2014, net sales for such industrial applications accounted for 12% of net sales in our machine clothing segment. We also manufacture auto-joining equipment used in machine clothing production. Net sales of auto-joining equipment accounted for less than 1% of net sales in our clothing segment in 2014.
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
Roll covers accounted for approximately 57% of our total net sales in our rolls segment in 2014.
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
We offer a wide range of mechanical maintenance and repair services for the internal mechanisms of rolls. Paper producers are increasingly finding it economical to have the company that refurbishes or replaces a roll cover also perform work on the internal roll mechanisms at the same time, which avoids having multiple suppliers and incurring additional time and transportation charges. We have begun performing such services to meet the demands of our customers and attempt to gain a competitive advantage. As of December 31, 2014, we provide major mechanical services at ten locations around the world. Roll cover refurbishment services and mechanical services accounted for approximately 26% of our total net sales in our roll covers segment in 2014.
Spreader rolls. We manufacture and repair spreader rolls, which are small-diameter curved rolls used throughout a paper-making machine to stretch, smooth and remove wrinkles from the paper and machine clothing. There are approximately five to seven spreader rolls in a typical paper-making machine. Spreader rolls and related services accounted for approximately 17% of our total net sales in our roll covers segment in 2014.
New Roll Products. We have introduced a number of innovations to our roll cover and spreader roll products in recent years, including composite calendar roll covers that use nanoparticle technology to improve roll cover durability and paper gloss, as well as covers that use an improved polyurethane to increase abrasion and moisture resistance as well as responsiveness and stability. We are evaluating new products, which will use different materials and utilize different sales channels and provide enhancements to our existing product line. In late 2008, we introduced SmartRoll, the first continuous pressure sensing paper machine roll. SmartRoll enables the paper maker to maximize performance by qualitatively measuring the operating pressures of the paper machine while the machine is running. As of December 31, 2014, customers have ordered 544 SmartRoll units and a substantial majority of those are already operational, confirming market acceptance.
Customers

We supply leading paper producers worldwide. Our top ten customers accounted for 27.1% of net sales in 2014 and individually, no customer accounted for more than 6% of 2014 net sales. In 2014, we generated 38% of our net sales in North America, 34% in Europe, 9% in South America and 19% in Asia-Pacific. See Note 12 "Business Segment Information" to the accompanying audited consolidated financial statements for geographic information related to net sales and long-lived assets. Due to competitive market forces, we offer our customers payment terms similar to those offered by our competitors. Also, agreements with certain customers require us to maintain modest amounts of finished machine clothing inventory to assure those customers of supply continuity. We do not maintain finished rolls inventories.
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
Research and Development
Our continuing ability to deliver value depends on developing product innovations. As we create new and improved products, we are often able to obtain patent protection for our innovations, which is indicative of our technical capabilities and creativity. Although we do not consider any single patent to be material to our business, we believe that, in the aggregate, our patents and other intellectual property provide us with a competitive advantage. At December 31, 2014, we have approximately 406 domestic and foreign patents outstanding and approximately 98 pending patent applications. Our patents and patent applications cover approximately 68 different inventions. Some of our competitors license our technology from us in exchange for royalty payments, although such licensing does not represent a material amount of our business. Research and development expenses totaled $7.9 million, $7.9 million and $9.6 million in 2014, 2013 and 2012, respectively, and were approximately 1.5%, 1.4% and 1.8% of our net sales in 2014, 2013 and 2012, respectively.
Production
Machine Clothing Production Process
The following diagram represents the machine clothing production process.

The machine clothing production process begins with the spinning of synthetic fiber threads to produce yarn, which is then twisted in preparation for the manufacturing of machine clothing. Yarn, which companies sometimes purchase as a raw material, is then wound on large spools prior to installation on the loom. The yarn is drawn through needles in preparation for weaving.
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

The covering on the rolls used in the paper-making process wear over time and must be periodically replaced for the roll to function properly. Rolls are removed from the paper-making machine and delivered to one of our facilities for re-covering. During this time, a spare roll is placed in the machine to enable continuous operations.
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
Raw Materials

          Primary raw materials used in our machine clothing production are synthetic yarns and fibers. The primary raw materials used in our roll cover products are natural and synthetic rubber, epoxy resins and polyurethane. A number of suppliers provide the materials used in our product lines, so availability has not posed a significant concern, however, because both the machine clothing and certain roll cover materials are petroleum-based, their prices are subject to changes in the price of petroleum. The decrease in petroleum prices in 2014 will result in favorable raw material costs in 2015. Natural rubber prices tend to be influenced directly by the health of the automotive industry and have seen substantial increases as the industry recovered in 2011. In 2012, 2013 and 2014, raw material prices stabilized and in some cases partially recovered.
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
Employees
As of December 31, 2014 we had approximately 3,100 employees worldwide, of which 77% were manufacturing employees. As of December 31, 2014, 2,100 or 69% of our employees are members of labor unions, trade unions, employee associations or workers councils. We believe that we have good relations with our employees and the various groups that represent our employees.
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

Beginning in 2012 and continuing through the present, we have announced various operational restructuring measures in response to changed market conditions in the paper industry triggered by the structural realignment between supply of and demand for paper. For example, we have announced the termination of sales agency relationships in Europe, workforce reductions in Germany, the closure of 3 rolls facilities in France, Charlotte, North Carolina and Heidenheim, Germany and the closure of 3 machine clothing facilities in Argentina, Spain and Joao Pessoa, Brazil. We anticipate pursuing additional cost reduction programs in the future.
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

Our proposed new press felt facility in Bacheng, China, our new rolls facility in Corlu, Turkey and our various expansion projects are subject to execution risk and uncertainties that could adversely impact our business, results of operations and financial condition.

In connection with our efforts to realign our manufacturing footprint by closing facilities in high cost regions and transferring production to lower cost regions, we are in the midst of construction on a new press felt facility in Bacheng, China and a new rolls facility in Corlu, Turkey, as well as significant expansions of several of our existing facilities. The completion of these projects are dependent upon a number of factors, many of which may be beyond our control. For example, we may experience significant delays in completing these projects because we may not able to acquire appropriate permits. We may encounter unanticipated complications with the installation and implementation of the complex systems and equipment that would impair our ability to begin production within the timeframe estimated for the projects. We also may be unable to attract a sufficient number of skilled workers to meet the needs of the new or expanded facilities.

               In addition, the cost to implement this strategic project ultimately may prove to be greater than originally anticipated.  We have spent, and intend to continue to spend, significant capital and managerial resources on these new facilities and expansions. Our Credit Facility (defined in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Credit Facility and Notes") restricts our annual capital expenditures to $42 million per year, subject to adjustment.  Dedication of our financial resources to these projects will reduce our flexibility with respect to the ongoing capital requirements of our existing business and will limit our ability to pursue other initiatives to grow our business. Furthermore, our assessment of the projected benefits associated with the construction of the new facility is subject to a number of estimates and assumptions, which in turn are subject to significant economic, competitive and other uncertainties that are beyond our control. If we incur unanticipated costs in connection with this project, are not able to complete the new facility in a timely manner or at all, or otherwise unable to achieve the anticipated benefits from this project, our business, results of operations and financial position could be materially adversely affected.

New developments and trends in the paper industry could adversely affect our net sales and profitability.

Because demand for our products has been driven primarily by the volume of paper produced on a worldwide basis, trends that affect the production level of the paper industry, such as declining demand for newsprint and printing and writing paper due to increased adoption of digital media, will impact our business and financial results.

The profitability of paper producers has historically been highly cyclical due to wide swings in the price of paper, driven to a high degree by the oversupply of paper during periods when paper producers have more aggregate capacity than the market requires. In response to significant changes in the sector and other technological shifts affecting paper consumption, paper producers have continually sought to improve the balance between the supply of and demand for paper. As part of these efforts, they have permanently shut down many paper-making machines or entire manufacturing facilities. Should papermakers continue to experience low levels of profitability, we would expect that further consolidation among papermakers, reducing the number of paper producers, and shutdowns of paper-making machines or facilities could occur, particularly in Europe and North America, until there is a better balance between supply and demand for paper and the profit levels of paper producers improve.

Global paper production growth in developing markets such as Asia and South America could be moderated by the level of industry consolidation and papermachine shutdown activity that appears to be an underlying trend in developed markets. We have observed a trend that paper producers are focusing on cost reduction strategies and, as a result, are extending the life of roll covers and machine clothing products through additional maintenance cycles before replacing them. New developments and trends in the paper industry, either globally or in a particular region, could cause our paper manufacturing customers to reduce production, cease operations or declare bankruptcy, each of which would adversely affect our net sales and profitability.
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
Our foreign operations expose us to fluctuations in currency exchange rates and currency devaluations. We report our financial results in U.S. Dollars, but a substantial portion of our sales and expenses are denominated in Euros and other currencies. As a result, changes in the relative values of U.S. Dollars, Euros and other currencies will affect our levels of net sales and profitability. Currency fluctuations, as they pertain to the Euro, generally have a greater effect on the level of our net sales due to the amount of business we conduct in Euros. An increase in the U.S. Dollar against the Euro generally results in a decrease to net sales and net income. Increases in the U.S. Dollar against other currencies, such as the Brazilian Real, would not impact consolidated net sales as much, as a significant portion of sales in that country is denominated in or indexed to U.S. Dollars, but generally would increase net income as local currency costs would be translated into lower U.S. Dollar expenses for financial reporting purposes. We would expect a similar but opposite effect in a period in which the value of the U.S. Dollar decreases against these currencies. Although in certain circumstances we attempt to hedge our cash exposure to fluctuations in currency exchange rates, our hedging strategies may not be effective.
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
We have manufacturing facilities in 12 foreign countries. In 2014, we sold products in approximately 63 countries other than the United States, which represented approximately 67% of our net sales. Operating in foreign countries presents challenges unique to each country such as in hiring employees, our relations with various parties, including suppliers and governmental agencies, and in production.
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
Certain of the components that we use in our manufacturing activities are petroleum-based. In addition, we, along with our suppliers and customers, rely on various energy sources (including oil) in our transportation activities. While significant uncertainty currently exists about the future levels of energy prices, significant further increases are possible. Increased energy prices could cause an increase to our raw material costs and transportation costs. In addition, increased transportation costs of certain of our suppliers could be passed along to us. We may not be able to increase our prices enough to offset these increased costs. In addition, any increase in our prices may reduce our future customer orders and profitability.
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
The loss of major customers or the shut down of a mill or mills by one of our customers could have a material adverse effect on our net sales and profitability.
Our top ten customers generated 27.1% of our net sales during 2014. The loss of major customers, financial difficulties faced by our customers or a substantial decrease in such customers’ purchases from us, for instance through the closure of mill(s), could have a material adverse effect on our net sales and profitability. Because we do not generally have binding long-term purchasing agreements with our customers, there can be no assurance that our existing customers will continue to purchase products from us.
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
Our operations and facilities are subject to a number of national, state and local laws and regulations protecting the environment and human health in the United States and foreign countries that govern, among other things, the handling, storage and disposal of hazardous materials, discharges of pollutants into the air and water and workplace safety. The U.S. Federal Comprehensive Environmental Response, Compensation and Liability Act, as amended provides for responses to, and, in some instances, joint and several liability for releases of hazardous substances into the environment. Environmental laws also hold current owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances, materials or wastes, pollutants or contaminants, including petroleum and petroleum products. Because of our operations, the history of industrial uses at some of our facilities, the operations of predecessor owners or operators of some of the businesses, and the use and release of hazardous substances at these sites, the liability provisions of environmental laws may affect us. Many of our facilities have experienced some level of regulatory scrutiny in the past and are or may be subject to further regulatory inspections, future requests for investigation or liability for regulated materials management practices.
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
As of December 31, 2014, we had approximately 3,100 employees worldwide, approximately 15% of whom were subject to protection of various North American collective bargaining agreements and approximately 55% of whom were subject to job protection as members of European or South American trade unions, employee associations or workers’ councils. As of December 31, 2014, approximately 57% of the employees subject to North American collective bargaining agreements (or approximately 9% of our total employees) were covered by an agreement that is set to expire prior to December 31, 2015. We cannot be certain that we will be able to renew the collective bargaining agreement set to expire this year, or enter into a new collective bargaining agreement that does not adversely affect our operating results, or that we will be without production interruptions, including labor stoppages. In addition, all of our European and South American employees subject to job protection as members of trade unions, employee associations or workers’ councils are subject to arrangements that typically result in higher negotiated or mandated salary increases on either an annual or biannual basis. We cannot be certain that the terms of employment applicable to such employees will not change in the future in a manner which adversely affects our operating results. We cannot be certain that we will not experience disruptions in our operations as a result of labor disputes or experience other labor relations issues. If we are unable to maintain good relations with our employees, our ability to produce our products and provide services to our customers could be reduced and/or our production costs could increase, either of which could disrupt our business and reduce our net sales and profitability.
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
We are significantly leveraged. As of December 31, 2014, our total indebtedness was approximately $469.4 million. Our substantial degree of leverage could have important consequences to us, including the following:

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
We may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing our 8.875% senior unsecured notes due 2018 (the "Notes") do not fully prohibit us or our subsidiaries from doing so. If we incur any additional indebtedness that ranks pari passu with the Notes, the holders of that new debt will be entitled to share ratably with the Note holders in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us. This may have the effect of reducing the amount of proceeds paid to our Note holders. Additionally, our Credit Facility includes up to a $55.0 million committed revolving credit facility, under which we may borrow from time to time. Furthermore, we have an uncommitted incremental credit facility allowing for increases under the revolving credit facility and term loans, and borrowing of new tranches of term loans, in each case, up to an aggregate principal amount not to exceed the greater of (i) $45.0 million and (ii) our and our subsidiaries’ Adjusted EBITDA (as defined in the agreement governing our Credit Facility) for the most recent four fiscal quarters. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Credit Facility and Notes” for a more complete description of the terms and features of the Credit Facility and the Notes.
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
Our non-guarantor subsidiaries accounted for approximately $395.8 million or 72.9% of our net sales for year ended December 31, 2014 and $480.9 million or 80.9% of our total assets and $257.7 million or 38.6% of our total liabilities as of December 31, 2014.
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
As of December 31, 2014, we and our guarantor subsidiaries had $226.1 million of secured indebtedness under our Credit Facility which does not include additional borrowing availability under our revolving credit facility or incremental facility. The indenture governing the Notes permits the incurrence of substantial additional indebtedness by us and our restricted subsidiaries in the future, including secured indebtedness. Any secured indebtedness incurred would rank senior to the Notes to the extent of the value of the assets securing such indebtedness.
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
On December 31, 2014, the last trading day in 2014, the closing price of our common stock was $15.78 as compared with $16.49 as of December 31, 2013. During the twelve months ended December 31, 2014, the lowest trading price of our common stock was $11.20 and the highest trading price was $17.99.
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
As of February 27, 2015, Carl Marks owned 13.4% of the outstanding shares of our common stock. Mr. Wilson, who is a general partner of Carl Marks Management Company, is also our Chairman of the Board. As a result, Carl Marks has a strong ability to influence our business, policies and affairs, and we cannot be certain that their interests will be consistent with the interests of other holders of our common stock. Additionally, because American Securities, which owns 14.0% of the outstanding shares of our common stock as of February 27, 2015, has the right to appoint a director nominee to the Board pursuant to the Director Nomination Agreement, if American Securities chose to exercise that right, the individual they select would also have a strong ability to influence our business, policies and affairs, and we could not be certain that their interests would be consistent with the interests of other holders of our common stock.
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
As of December 31, 2014, we operate 26 manufacturing facilities in the following 12 countries: Argentina, Austria, Australia, Brazil, Canada, China, Finland, Germany, Italy, Japan, Mexico and the United States. Of the 26 manufacturing facilities that we operate, 10 are clothing manufacturing facilities and 16 are rolls manufacturing facilities. Almost all of our facilities are owned by us, rather than leased.

The Company is building a new machine clothing plant in Bacheng, China to produce high-end press felts. Construction is underway and production is scheduled to begin in the third quarter of 2015.

The Company is also building a new state of the art roll covering facility in Corlu, Turkey, which will also offer mechanical services. Production is scheduled to begin in the second quarter of 2015.

ITEM 3.	LEGAL PROCEEDINGS
We and our subsidiaries are involved in various legal matters, which have arisen in the ordinary course of business as a result of various labor claims, taxing authority reviews and other legal matters. As of December 31, 2014, we accrued an immaterial amount in our financial statements for these matters for which we believed the possibility of loss was either probable or possible, and we were able to estimate the damages or, under applicable income tax accounting guidance, it was more likely than not we would not be able to sustain a particular income tax position. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.
Governmental Proceedings and Undertakings.
See Note 7 to our Condensed Consolidated Financial Statements for a discussion of our tax settlement with the Brazilian government.
In January 2015 the Company received notice of a tax audit report which could lead to an income tax assessment of an unknown amount related to its Italian operation. We expect to litigate if such an assessment is received, and the Company believes it would prevail on some portion of the issues litigated. A tax liability ranging between $0 and $1.5 million may arise as a result of the litigation.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is quoted on the New York Stock Exchange under the symbol “XRM”. On February 23, 2015, there were approximately 86 stockholders of record of our common stock and the closing price of our common stock as reported by the New York Stock Exchange was $15.55 per share. The following table lists the high and low sales prices for our common stock within the two most recent fiscal years.

Period	High	Low
2014
Fourth quarter	$16.05	$13.46
Third quarter	$15.89	$12.64
Second quarter	$16.08	$11.20
First quarter	$17.99	$14.71
2013
Fourth quarter	$17.27	$10.88
Third quarter	$14.04	$9.95
Second quarter	$11.23	$5.33
First quarter	$6.05	$3.06
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
Our Credit Facility limits, and our previous credit facility prohibited, our payment of dividends and accordingly, we made no such payments during the years ended December 31, 2014 and December 31, 2013.

* $100 invested on 12/31/2009 in stock or index, including reinvestment of dividends. Excludes value of warrants distributed to shareholders in May of 2010, which expired in May of 2014. Fiscal year ending December 31.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with our financial statements and the related Notes to Consolidated Financial Statements. All per share amounts have been adjusted to reflect a 20-to-1 reverse stock split of our common stock occurring on May 25, 2010.

	Year ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Statement of operations data:
Net sales	$542,932	$546,892	$538,740	$586,960	$548,334
Costs and expenses:
Cost of products sold	327,161	337,256	345,171	370,754	333,958
Selling	73,002	73,348	78,197	81,455	74,866
General and administrative	56,539	60,214	63,701	62,012	74,798
Research and development	7,903	7,858	9,567	10,049	9,444
Restructuring	18,142	14,844	25,708	1,589	10,004
Total operating costs and expenses	482,747	493,520	522,344	525,859	503,070
Income from operations	60,185	53,372	16,396	61,101	45,264
Other (expense) income:
Interest expense, net	(36,768)	(40,681)	(37,878)	(39,150)	(56,795)
(Loss) gain on extinguishment of debt	—	(3,123)	243	(2,926)	—
Foreign exchange (loss) gain	(719)	(1,052)	(358)	(156)	1,668
Income (loss) before reorganization items and (provision) benefit for income taxes	22,698	8,516	(21,597)	18,869	(9,863)
Reorganization expense	—	—	—	—	(44,957)
Income (loss) before (provision) benefit for income taxes\	22,698	8,516	(21,597)	18,869	(54,820)
(Provision) benefit for income taxes	(30,080)	(4,363)	3,562	(10,679)	(18,266)
Net (loss) income	$(7,382)	$4,153	$(18,035)	$8,190	$(73,086)
Net (loss) income per common share—basic	$(0.48)	$0.27	$(1.18)	$0.54	$(7.29)
Net (loss) income per common share—diluted	$(0.48)	$0.26	$(1.18)	$0.54	$(7.29)
Cash dividends per common share	$—	$—	$—	$—	$—

	Year ended December 31,
	2014	2013	2012	2011	2010
Balance sheet data (at end of period):
Unrestricted cash and cash equivalents	$9,517	$25,716	$34,777	$43,566	$38,701
Total assets	$594,044	$624,064	$618,843	$665,721	$689,942
Total debt	$469,435	$443,139	$444,992	$469,054	$481,177
Total stockholders’ (deficit) equity	$(74,110)	$(11,449)	$(29,061)	$(2,305)	$18,735
Cash flow data:
Net cash provided by operating activities	$6,892	$36,114	$39,322	$45,208	$20,734
Net cash used in investing activities	$(41,788)	$(41,869)	$(20,617)	$(8,688)	$(37,488)
Net cash provided by (used in) financing activities	$20,693	$(3,274)	$(27,472)	$(31,463)	$32,626
Other financial data:
Depreciation and amortization	$34,292	$36,403	$40,838	$43,686	$41,281
Capital expenditures	$45,218	$44,145	$21,705	$30,154	$27,928

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our products play key roles in the formation and processing of paper along the length of a paper-making machine. Paper producers rely on our products and services to help improve the quality of their paper, differentiate their paper products, operate their paper-making machines more efficiently and reduce production costs. Our products and services typically represent only a small percentage of a paper producer’s overall production costs, yet they can reduce costs by permitting the use of lower-cost raw materials and by reducing energy consumption. Paper producers must replace machine clothing and refurbish or replace roll covers periodically as these products wear down during the paper production process. We design our products are designed to withstand high temperatures, chemicals, and high pressure conditions, and are the result of a substantial investment in research and development and highly sophisticated manufacturing processes.
We operate in two principal business segments: machine clothing and roll covers. In our machine clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed in a paper-making machine. Machine clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the machine clothing size, form, material and function is custom engineered to fit each individual paper-making machine and process. For the year ended December 31, 2014, our machine clothing segment represented 64% of our net sales.
Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by the paper producer. We tailor our roll covers to individual paper-making machines and processes, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide mechanical and refurbishment services for previously installed roll covers and we manufacture new and rebuilt spreader rolls. We also provide various related mechanical services both directly and through third party providers. For the year ended December 31, 2014, our roll cover segment represented 36% of our net sales.
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

In 2010, the paper industry began to address the structural balance between the supply and demand for paper, the widespread adoption of e-commerce and digitalization of traditionally printed material has resulted in a prolonged decline in newsprint and printing and writing grades of paper. This longer term decline has been partially offset by increases in the production of packaging grades, both as a consequence of globalization of manufacturing and as a result of the increase of tissue/personal care products which have increased as global GDP has risen, particularly in the developing world.

In the near term, we expect that global paper and board manufacturers' operating rates will remain near their 2014 levels, while industry forecasters predict the growth of global paper production from 2015 to 2017 to be between approximately 0% and 1% per annum. Generally, and over time, we expect growth in paper production to be greater in Asia-Pacific, South America and Europe than in the more mature North America where demand has declined.

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
The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $7.9 million, $7.9 million and $9.6 million for the years ended December 31, 2014, 2013 and 2012 respectively.

Foreign Exchange
We have a geographically diverse customer base. In the year ended December 31, 2014, we reported approximately 38% of our net sales in North America, 34% in Europe, 9% in South America and 19% in Asia-Pacific.
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
During the year ended December 31, 2014, we conducted business in nine foreign currencies. The following table provides the average exchange rate for the year ended December 31, 2014 and the year ended December 31, 2013 of the U.S. Dollar against each of the four foreign currencies in which we conduct the largest portion of our operations.

Currency	Average exchange rate of the U.S. Dollar in the year ended December 31, 2014	Average exchange rate of the U.S. Dollar in the year ended December 31, 2013
Euro	$1.33 = 1 Euro	$1.33 = 1 Euro
Brazilian Real	$0.43= 1 Brazilian Real	$0.47= 1 Brazilian Real
Canadian Dollar	$0.91 = 1 Canadian Dollar	$0.97 = 1 Canadian Dollar
Australian Dollar	$0.90 = 1 Australian Dollar	$0.97 = 1 Australian Dollar
In the year ended December 31, 2014, we conducted approximately 35% of our operations in Euros, approximately 10% in the Australian Dollar, approximately 8% in the Brazilian Real (although a significant portion of Brazil net sales are in U.S. Dollars) and approximately 5% in the Canadian Dollar.
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

Domestic and Foreign Operating Results:
The following is an analysis of our domestic and foreign operations during the year ended December 31, 2014 and 2013 and a discussion of the results of operations during those periods (in thousands):

	Year Ended December 31,
	2014	2013
Domestic income from operations	$13,487	$15,695
Foreign income from operations	46,698	37,677
Total income from operations	$60,185	$53,372

During the year ended December 31, 2014, domestic income from operations was lower than foreign income from operations primarily due to product mix and market differences.  All earnings generated by foreign subsidiaries in 2013 and 2014 will be remitted to the parent company at some point in the future. U.S. income taxes and foreign withholding taxes have been provided related to those foreign earnings.  All earnings generated prior to 2013 in Mexico have been distributed for U.S. income tax purposes. All other foreign un-remitted earnings generated in years prior to 2013 will remain indefinitely reinvested, except for a portion of the earnings generated prior to 2013 related to our Brazil operations.

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

During 2014, we incurred restructuring expenses of $18.1 million. These charges were related to $4.0 million in headcount reductions, $4.5 million of charges related to the closure of the Heidenheim, Germany rolls facility, $4.8 million in impairment charges and severance and other charges due to the closing of the Joao Pessoa, Brazil clothing facility, a $1.6 million charge in Italy to terminate a sales agency contract, $1.5 million in severance charges relating to the closure of the Argentina press felt facility, $1.2 million of charges relating to the closed France rolls facility, including costs related to moving certain assets to China and other locations in Europe, $0.2 million of costs associated with liquidating the Vietnam facility, and $1.2 million in severance and facility charges relating to the Spain closure. These costs were partially offset by a gain of $0.9 million recorded in connection with the sale of the Spain and France facilities in the third and fourth quarters of 2014.

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

Results of Operations
The table that follows sets forth for the periods presented certain consolidated operating results.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net sales	$542,932	$546,892	$538,740
Costs and expenses:
Cost of products sold	327,161	337,256	345,171
Selling	73,002	73,348	78,197
General and administrative	56,539	60,214	63,701
Research and development	7,903	7,858	9,567
Restructuring	18,142	14,844	25,708
	482,747	493,520	522,344
Income from operations	60,185	53,372	16,396
Interest expense, net	(36,768)	(40,681)	(37,878)
(Loss) gain on extinguishment of debt	—	(3,123)	243
Foreign exchange loss	(719)	(1,052)	(358)
Income (loss) before (provision) benefit for income taxes	22,698	8,516	(21,597)
(Provision) benefit for income taxes	(30,080)	(4,363)	3,562
Net (loss) income	$(7,382)	$4,153	$(18,035)
Year Ended December 31, 2014 Compared to the Year December 31, 2013
Net Sales. Net sales for the year ended December 31, 2014 decreased by $4.0 million, or 0.7%, to $542.9 million from $546.9 million for the year ended December 31, 2013. For the year ended December 31, 2014, approximately 64% of our net sales were in our machine clothing segment and approximately 36% were in our roll covers segment.
In our machine clothing segment, net sales for the year ended December 31, 2014 decreased by $5.3 million, or 1.5%, to $347.0 million from $352.3 million for the year ended December 31, 2013. We attribute the decrease primarily to decreased sales volume of $3.6 million in North America and $2.3 million in Europe and unfavorable currency effects of $3.9 million. These decreases were partially offset by increases of $3.6 million in South America and $0.9 million in Asia.
In our roll covers segment, net sales for the year ended December 31, 2014 increased by $1.3 million or 0.7%, to $195.9 million from $194.6 million for the year ended December 31, 2013. We attribute the increase primarily to increased sales volume of $6.0 million in North America, $1.0 million in Asia and $1.0 million in South America. These increases were partially offset by unfavorable currency effects of $1.8 million and decreased sales volume of $4.9 million in Europe.
Cost of Products Sold. Cost of products sold for the year ended December 31, 2014 decreased by $10.1 million, or 3.0%, to $327.2 million from $337.3 million for the year ended December 31, 2013.
In our machine clothing segment, cost of products sold decreased $11.6 million or 5.4% in the year ended December 31, 2014 compared to the year ended December 31, 2013 as a result of lower cost of products sold as a percentage of sales. Cost of products sold, as a percentage of net sales decreased by 2.4% to 58.4% in the year ended December 31, 2014 from 60.8% in the year ended December 31, 2013. We attribute the decrease primarily to favorable currency effects, decreased sales volume and operational efficiencies, partially offset by unfavorable regional and product mix.
In our roll covers segment, cost of products sold decreased $1.5 million or 1.2% in the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to decreased sales volume. Cost of products sold, as a percentage of net sales increased by 0.3% to 63.5% in the year ended December 31, 2014 from 63.2% in the year ended December 31, 2013. We attribute the increase primarily to unfavorable product mix, partially offset by favorable currency effects and restructuring savings and operational efficiencies.
Selling Expenses. For the year ended December 31, 2014, selling expenses decreased by $0.3 million, or 0.4% to $73.0 million from $73.3 million for the year ended December 31, 2013. We attribute the decrease primarily to unfavorable product mix, partially offset by favorable currency effects and restructuring savings and operational efficiencies..

General and Administrative Expenses. For the year ended December 31, 2014, general and administrative expenses decreased by $3.7 million, or 6.1% to $56.5 million from $60.2 million for the year ended December 31, 2013. This decrease was largely comprised of a decrease of $3.1 million as a result of our cost reduction activities in 2014, a decrease of $2.7 million due to decreased management incentive compensation in 2014, as payout percentages decreased from 150% in 2013 to 84% in 2014 and an impairment charge of $0.7 million related to an idle facility sold in 2013. These decreases were partially offset by an increase of $1.1 million in plant start up costs in 2014 versus 2013, an increase of $0.8 in stock compensation in 2014 and a gain of $0.9 million in 2013 related to insurance recovery from a plant fire.
Restructuring Expenses. For the year ended December 31, 2014, we incurred restructuring expenses of $18.1 million. We attribute these charges to $4.0 million in headcount reductions, $4.5 million of charges related to the closure of the Heidenheim rolls facility, $4.8 million in impairment charges and severance and other charges related to the closing of the Joao Pessoa, Brazil clothing facility, a $1.6 million charge in Italy to terminate a sales agency contract, $1.5 million in severance charges relating to the closure of the Argentina press felt facility, $1.2 million of charges relating to the closed French rolls facility, including costs related moving certain assets to China and other locations in Europe, $0.2 million of costs associated with liquidating the Vietnam facility, and $1.2 million in severance and facility charges relating to the Spain closure. These costs were partially offset by a gain of $0.9 million recorded in connection with the sale of the Spain and France facilities in the fourth quarter of 2014. During the year ended December 31, 2013, we incurred restructuring expenses of $14.8 million These included charges relating to previously announced headcount reductions, the closure of two machine clothing facilities in Spain and Argentina and the closure of three rolls facilities in Germany, France and Charlotte, NC. During the year ended December 31, 2012, we recorded restructuring expenses of approximately $25.7 million. This amount includes costs incurred as a result of (1) the reduction of selling costs in Europe via termination of sales agency agreements, resulting in $3.6 million of restructuring costs; (2) the closure of a machine clothing production operation in Argentina, resulting in $2.1 million of restructuring costs; (3) the closure of roll covering plant in France, resulting in $3.7 million of restructuring costs; (4) the reduction of base costs via headcount reductions primarily in Europe, resulting in $8.0 million of restructuring costs, and (5) the closure of a machine clothing plant in Spain, resulting in restructuring costs of $8.3 million. Included in these costs were impairment charges of $2.5 million taken in 2012 on the Argentina, France and Spain facilities, as a result of closing those facilities. See Note 11 to the Consolidated Financial Statements for further discussion on these restructuring activities.
Interest Expense, Net. Net interest expense for the year ended December 31, 2014 decreased by $3.9 million or 9.6%, to $36.8 million from $40.7 million for the year ended December 31, 2013. The decrease was primarily due to the $3.7 million in financing fees paid in connection with our May 2013 debt refinancing that were charged to interest expense and capitalized interest related to certain equipment construction projects in 2014. These decreases were partially offset by increased average debt balances in 2014 as a result of the Brazilian tax settlement and higher average interest rates during 2014 versus 2013.
Provision for Income Taxes. For the year ended December 31, 2014 , the provision for income taxes was $(30.1) million and $(4.4) million for the years ended December 31, 2014 and 2013, respectively. The increase in income tax expense was primarily attributable to settling a tax assessment in Brazil, as well as the geographic mix of earnings in the year ended December 31, 2014 as compared to the year ended December 31, 2013. Generally, in the absence of a large settlement such as the Brazil tax settlement, the provision for income taxes is primarily impacted by income we earn in tax paying jurisdictions relative to income we earn in non-tax paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 15% to 39.43%. We generate losses in certain jurisdictions for which we receive no tax benefit, as the deferred tax assets in these jurisdictions (including net operating losses) are fully reserved by a valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings. As the Company continues to reorganize and restructure its operations, it is possible that deferred tax assets, for which no income tax benefit has previously been provided, may more likely than not become realized. The Company continues to evaluate future operations and will record an income tax benefit in the period where it believes it is more likely than not that the deferred tax asset will be able to be realized.
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
Selling Expenses. For the year ended December 31, 2013, selling expenses decreased by $4.9 million, or 6.3% to $73.3 million from $78.26.1 million for the year ended December 31, 2012, primarily as a result of restructuring savings.

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

Liquidity and Capital Resources
Our principal liquidity requirements are for debt service, working capital and capital expenditures. We plan to use cash on hand, cash generated by operations and access to our revolving credit facility, as our primary sources of liquidity. Our operations are highly dependent upon the paper production industry and the degree to which the paper industry is affected by global economic conditions and the availability of credit. Demand for our products could decline if paper manufacturers are unable to obtain required financing or if economic conditions cause additional mill closures. In addition, the impact of the most recent global economic recession and the continued lack of availability of credit may affect our customers’ ability to pay their debts.
As stated in Note 7, "Income Taxes," to our Condensed Consolidated Financial Statements, we chose to participate in an amnesty program offered by the Federal Revenue Department of the Ministry of Finance of Brazil ("FRD"). The amnesty program offered significant reductions on the penalties and interest that have been assessed against the Company. By paying a lump sum amount of $25.0 million, we received a reduction of 100% of the penalties assessed and a 45% reduction of interest accrued on our tax assessment relating to tax years 2006 through 2010. Because tax amnesty and voluntary disclosure programs were open for tax years beyond the time period of our particular assessment, we also included in our payment to the Brazilian government amounts relating to tax years 2011 through 2013, which corresponded to the same tax deductions under review in our assessment for tax years 2006 through 2010. As discussed in Note 5 to the consolidated financial statements, we borrowed an additional $30.0 million under our Incremental Facility to fund this tax settlement payment, by entering into the Second Amendment to Credit and Guaranty Agreement (the “Second Amendment”) on August 18, 2014. The Second Amendment made no changes to the repayment and other previously disclosed terms of the Credit Facility.
Net cash provided by operating activities was $6.9 million for the year ended December 31, 2014 and $36.1 million for the year ended December 31, 2013. The $29.2 million decrease was due primarily to the settlement of the Brazilian tax matter as discussed in Note 7 to our Consolidated Financial Statements and increased working capital. Net cash provided by operating activities was $36.1 million for the year ended December 31, 2013 and $39.3 million for the year ended December 31, 2012. The $3.2 million decrease was due to increased working capital, partially offset by increased cash earnings.
Net cash used in investing activities was $41.8 million for the year ended December 31, 2014 and $41.9 million for the year ended December 31, 2013. The decrease of $0.1 million was primarily due to an increase of $1.2 million in proceeds from the disposals of property and equipment, partially offset by an increase in capital expenditures of $1.1 million. Net cash used in investing activities was $41.9 million for the year ended December 31, 2013 and $20.6 million for the year ended December 31, 2012. The increase of $21.3 million was primarily due to the increase in capital expenditures of $22.4 million, partially offset by an increase in proceeds from the disposals of property and equipment.
Net cash provided by financing activities was $20.7 million for the year ended December 31, 2014 and net cash used in financing activities was $(3.3) million for the year ended December 31, 2013, respectively. The increase of $24.0 million was primarily the result of the increase of $22.2 million in net borrowings made on debt in 2014 and a decrease of $1.8 million in financing fees paid in 2013. Net cash used in financing activities was $3.3 million and $27.5 million for the year ended December 31, 2013 and December 31, 2012, respectively. The decrease of $24.2 million was primarily the result of the decrease of $25.7 million in net principal payments made on debt in 2013 and an increase of $1.5 million in financing fees paid in 2013.
As of December 31, 2014, there was a $462.5 million balance of term loans outstanding under our Credit Facility and Notes. In addition, as of December 31, 2014, we had $1.9 million in borrowings under our current revolving lines of credit, including the revolving credit facility under the Credit Facility and lines of credit in various foreign countries that are used to facilitate local short-term operating needs, except that $10.1 million of the revolving credit facility is committed for letters of credit, leaving an aggregate of $36.9 million available for additional borrowings under these revolving lines of credit. In addition, in July of 2012, our Austrian subsidiary entered into a working capital loan with a local banking institution. This loan bears interest at a variable rate, which was 1.3% at December 31, 2014, and has a maturity date of June 30, 2015, with a twelve month roll-over option. We had cash and cash equivalents of $9.5 million at December 31, 2014 compared to $25.7 million at December 31, 2013.
We expect to pay approximately $10.0 to $12.0 million related to the continuation of our restructuring initiatives in 2015. Actual restructuring costs for 2015 may substantially differ from estimates at this time, depending on the timing of the restructuring activities.

Capital Expenditures

We use the term “capital expenditures” to refer to costs incurred to purchase or significantly upgrade property and equipment. The majority of our capital expenditures relate to purchases of machinery and equipment used in the manufacturing of our products. Capital expenditures were funded from net cash provided by operating activities and borrowings under our Credit Facility. For the year ended December 31, 2014, we had capital expenditures of $45.2 million. During 2013, we had capital expenditures of $44.1 million. We analyze our planned capital expenditures based on investment opportunities available to us and our financial and operating performance, and accordingly, actual capital expenditures may be more or less than this amount. We intend to use existing cash and cash from operations to fund our capital expenditures. We target capital expenditures for 2015 to be between $45.0 million and $50.0 million.
See “Credit Facility and Notes” below for a description on limitations on capital expenditures imposed by our Credit Facility.
Credit Facility and Notes
On May 17, 2013 (the "Closing Date"), we entered into a Credit and Guaranty Agreement for a $200 million term loan credit facility, as amended on August 18, 2014 as described below (the "Term Credit Facility”) among Xerium Technologies, Inc., as a U.S. borrower, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions. We also entered into a Revolving Credit and Guaranty Agreement for, originally, a $40 million asset-based revolving credit facility subject to a borrowing base among us, Xerium Canada Inc., as Canadian borrower, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions (the "Domestic Revolver"). On March 3, 2014, we entered into an amendment to the Revolving Credit and Guaranty Agreement (as amended, the “ABL Facility,” and collectively with the Term Credit Facility, the “Credit Facility”) to add our German subsidiaries as European Borrowers and to provide for an additional $15 million European asset-based revolving credit facility subject to a European borrowing base (the "European Revolver"), increasing the aggregate availability under the ABL Facility to $55 million. On August 14, 2014, we entered into the Second Amendment to Credit and Guaranty Agreement. The amendment formally increased the aggregate amount of term loans borrowed under the Term Credit Facility by an additional $30 million. We used the additional borrowings to settle our previously disclosed Brazilian tax assessment to settle unassessed amounts associated with tax years 2011 to 2014 and to pay any fees and expenses incurred us in connection with such amendment.
The Term Credit Facility provides for:

•
a six-year $200 million senior secured term loan facility, provided the facility would mature in March 2018 if any of the Company's 8.875% senior unsecured notes in the aggregate principal amount of $240 million ("Notes") remain outstanding at that time;

•
an uncommitted accordion option (the “Incremental Facility”) allowing for increases for borrowings under the Term Credit Facility with the same terms, and borrowing of new tranches of term loans, up to an aggregate principal amount equal to (i) $75 million (of which $30.0 million has been drawn down) plus (ii) an additional amount (the “Facility Increase”) provided, if after giving effect to such Facility Increase (as well as any other additional term loans), on a pro forma basis, the Senior Secured Leverage Ratio (as defined in the Term Credit Facility) for the most recent four consecutive fiscal quarters does not exceed 2.25:1; and

•
in connection with the amendment to the ABL Facility, the Term Credit Facility was amended to permit the ABL Facility to be further increased by an additional $10 million, to a total aggregate availability of not more than $65 million, provided that if the ABL Facility is increased beyond $55 million, certain baskets for additional indebtedness and liens otherwise available to the Company under the Term Loan Facility will be reduced dollar-for-dollar by any additional increase to the ABL Facility.

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
Depending on whether advances are made in U.S. Dollars or Canadian Dollars, interest rates under the Domestic Revolver will be calculated, at our option, at either a U.S.-based or Canadian-based base rate ("Base Rate Loans") or LIBOR or the Canadian Dealer Offered Rate (each, "Fixed Rate Loans"), respectively, plus a margin of 0.75% for Base Rate Loans and a margin of 1.75% for Fixed Rate Loans. If we draw advances on the Domestic Revolver that are equal to or greater than 33.3% but less 66.7% of the $40 million limit, then the margins on Base Rate Loans and Fixed Rate Loans increase to 1.00% and 2.00%, respectively. The margins rise to 1.25% and 2.25%, respectively, if advances under the Domestic Revolver are equal to or greater than 66.7% of the $40 million limit. Interest rates under the European Revolver will be calculated, at either LIBOR or Overnight LIBOR, plus a margin of 1.75%. If the European Borrowers draw advances on the European Revolver that are equal to or greater than 33.3% but less than 66.7% of the $15 million limit, then the margin increases to 2.00%. The margin rises to 2.25% if advances under the European Revolver are equal to or greater than 66.7% of the $15 million limit. In addition to paying interest on outstanding advances under the ABL Facility, we will be required to pay a commitment fee to the lenders in respect of the unutilized commitments at a rate equal to 0.50% per annum if advances under the ABL Facility are less than or equal to 50% of the commitments or a rate equal to 0.375% per annum if advances under the ABL are more than 50% of the commitments.
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
We are in compliance with all covenants under the Notes and Credit Facility at December 31, 2014.
Contractual Obligations and Commercial Commitments
The following tables provide aggregated information about our contractual obligations as of December 31, 2014.

	Payments Due by Period
Contractual Obligations (in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
	(in millions)
Long-term debt obligations	$466.1	$4.4	$4.7	$456.6	$0.4	$—
Interest expense on long-term debt(1)	122.6	35.2	70.0	17.4	—	—
Operating leases	14.3	4.0	5.6	3.3	1.4	—
Capital leases	7.8	1.1	2.1	1.7	2.9	—
Purchase obligations (2)	43.2	31.9	8.1	2.8	0.4	—
Pension and other post-retirement obligations	76.0	7.1	13.6	14.1	41.2	—
Net unrecognized tax benefit obligation under Topic 740 (3)	3.3	0.2	1.1	—	—	2.0
Total contractual cash obligations	$733.3	$83.9	$105.2	$495.9	$46.3	$2.0

(1)	Interest expense shown above is based on the effective interest rate at December 31, 2014.

(2)
Includes obligations with respect to the construction of a new facility in Ba Cheng, China and the new facility in Corlu, Turkey, raw material purchases, repairs and maintenance services, utilities and other capital expenditures.

(3)	The amounts in “Other” represent future cash outlays for which we are unable to reasonably estimate the period of cash settlement.

Off-Balance Sheet Financing
During the year ended December 31, 2014, we did not engage in any off-balance sheet activities, including the use of structured finance or special purpose entities.

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
To comply with the provisions of Topic 820, we performed a review of the necessity to incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of our derivatives, and determined these adjustments to be immaterial to the fair value derivative assets/(liabilities) recorded on our consolidated balance sheet at December 31, 2014.
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2014.
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
Based on the assessments performed as of December 31, 2014, we determined that no impairment of goodwill exists. The excess of the fair value over carrying value for our machine clothing and roll covers segment as of December 31, 2014, the annual test date, was approximately $184,828 and $146,857, respectively. In order to evaluate the sensitivity of the analysis performed, we applied a hypothetical 5% decrease to the fair value of the business segments, which resulted in a fair value in excess of carrying value of approximately $162,184 and $133,018 for the machine clothing segment and the roll covers segment, respectively.
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

Management’s selection of the discount rate is based on an analysis that estimates the current rate of return for high-quality, fixed-income investments with maturities matching the payment of pension benefits that could be purchased to settle the obligations. At December 31, 2014, the Company selected a discount rate assumption of 3.4% Of the three key assumptions, the discount rate is generally the most volatile and sensitive estimate. Accordingly, a change in this assumption has the most significant impact on the annual pension expense.

Management’s selection of the rate of future compensation increase is generally based on our historical salary increases, including cost of living adjustments and merit and promotion increases, giving consideration to any known future trends. A higher rate of increase will result in a higher pension expense. The Company selected an actual rate of compensation increase assumption of 3.64%.

Management’s selection of the expected long term return on plan assets is based on a building-block approach, whereby the components are weighted based on the allocation of pension plan assets. Given that these returns are long-term, there are generally not significant fluctuations in the expected rate of return from year to year. The Company selected a rate of return assumption of 6.63%.

Using these assumptions, the 2014 pension expense was $4,983. A change in the assumptions would have had the following impact on the 2014 expense. A change of 1% in the discount rate would have changed 2014 expense by approximately $1.1 million. A change of 1% in the expected long-term rate of return on assets would have changed the 2014 expense by approximately $1.0 million.

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

We record net deferred tax assets to the extent we believe that it is more likely than not that these assets will be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent results of operations. We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In light of our accumulated loss position in certain tax jurisdictions, and the uncertainty of taxability in future periods, we recorded a valuation allowance against all U.S. deferred tax assets and against certain of our foreign deferred tax assets primarily related to net operating loss carry-forwards in Australia, Vietnam, Spain, Germany, Sweden, the United Kingdom, China, Turkey and France. During the year ended December 31, 2014, we recorded $6.6 million of tax benefits related to the partial reversal of the valuation allowance previously established against UK holding company deferred tax assets. We believe that the UK holding company's net operating loss deferred tax asset is more likely than not to be realized within the carry-forward period based on estimates of future taxable income generated by future earnings of the UK business.
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

With respect to all jurisdictions, we believe we have made adequate provision for all income tax uncertainties. In January 2015, we received notice of a tax audit report which could lead to an income tax assessment of an unknown amount related to its Italian operation. We expect to litigate if such an assessment is received, and we believe we would prevail on some portion of the issues litigated. A tax liability ranging between $0 and $1.5 million may arise as a result of the litigation.
We have a net deferred tax asset of $4.3 million at December 31, 2014 and $3.3 million deferred tax liability at December 31, 2013. The net deferred tax asset relates principally to pension and post-retirement benefits, net operating loss carry-forwards and differences between the book and tax treatment of accrued expenses.

Undistributed earnings of our foreign subsidiaries amount to approximately $99.5 million at December 31, 2014. Earnings generated prior to 2013 are considered to be indefinitely reinvested for continued use in foreign operations, except for the earnings of our Mexico operations and a portion of the earnings generated by Brazil. As a result of the 2014 settlement of the income tax assessment with the Federal Revenue Department of the Ministry of Finance of Brazil, approximately $30.2 million of unremitted earnings in Brazil generated before 2013 are considered permanently reinvested to help support debt payments related to the tax assessment, meet capital expenditures and fund restructuring. All earnings generated prior to 2013 in Mexico have previously been distributed for U.S. income tax purposes. Federal income taxes and foreign withholding taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the United States and be taxable. For those countries for which earnings generated prior to 2013 are considered to be indefinitely reinvested, no provision for U.S. income taxes or foreign withholding taxes has been provided. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to both U.S. income taxes and foreign withholding taxes payable to the various jurisdictions. The earnings that are considered indefinitely reinvested relate to on-going operations and are approximately $49.2 million as of December 31, 2014.

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

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Net (loss) income	$(7,382)	$4,153	$(18,035)
Stock-based compensation	2,548	1,736	1,949
Depreciation	32,752	34,631	38,533
Amortization of intangibles	1,540	1,772	2,305
Deferred financing cost amortization	3,303	2,963	3,424
Unrealized foreign exchange (gain) loss on revaluation of debt	(259)	1,706	582
Deferred taxes	(4,857)	(5,686)	(8,249)
(Gain) loss on disposition of property and equipment	(1,036)	202	(576)
Asset impairment	136	1,354	3,674
Loss (gain) on extinguishment of debt	—	3,123	(243)
Net change in operating assets and liabilities	(19,853)	(9,840)	15,958
Net cash provided by operating activities	6,892	36,114	39,322
Interest expense, excluding amortization	33,465	37,718	34,455
Net change in operating assets and liabilities	19,853	9,840	(15,958)
Current portion of income tax expense	34,937	10,049	4,687
Stock-based compensation	(2,548)	(1,736)	(1,949)
Asset impairment	(136)	(1,354)	(3,674)
Unrealized foreign exchange loss (gain) on revaluation of debt	259	(1,706)	(582)
Gain (loss) on disposition of property and equipment	1,036	(202)	576
(Loss) gain on extinguishment of debt	—	(3,123)	243
EBITDA	93,758	85,600	57,120
Operational restructuring expenses	18,142	14,844	25,708
Loss (gain) on extinguishment of debt	—	3,123	(243)
Expenses incurred in connection with indebtedness or refinancing transaction	—	—	115
Stock-based compensation	2,548	1,736	1,949
Non-recurring CEO transition expenses	—	—	3,385
Non-restructuring impairment charges	—	667	1,195
Plant startup costs	1,521	401	—
Inventory write-off of closed facilities	—	954	—
Adjusted EBITDA	$115,969	$107,325	$89,229

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The value of these contracts is recognized at fair value based on market exchange forward rates and amounted to a net liability position of $524 at December 31, 2014. These contracts mature at various dates through June of 2015.
As of December 31, 2014, we had open foreign currency exchange contracts maturing through June of 2015 with total net notional amounts of approximately $12.4 million. At December 31, 2014, a hypothetical adverse exchange rate movement of 10% against our forward foreign exchange contracts would have resulted in a potential net loss in fair value of these contracts of approximately $1.2 million. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar. Any gain or loss recognized on a foreign exchange contract would generally be offset by the gain or loss on the underlying hedge transaction. In addition to the direct effects of changes in exchange rates, such changes may affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices.
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
Disclosure Controls and Procedures
As of December 31, 2014, under the supervision of our principal executive officer and principal financial officer, and with the participation of our management, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as set forth above.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2014. Ernst & Young LLP, our independent registered public accounting firm, has issued its report on the effectiveness of internal control over financial reporting as of December 31, 2014, which appears in this 2014 Form 10-K.
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In May 2013, COSO issued its Internal Control - Integrated Framework (the “2013 Framework”). While the 2013 Framework’s internal control components (i.e., control environment, risk assessment, control activities, information and communication, and monitoring activities) are the same as those in the 1992 Framework, the new framework requires companies to assess whether 17 principles are present and functioning in determining whether their system of internal control is effective. The Company expects to adopt the 2013 Framework during the fiscal year ending December 31, 2015.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Xerium Technologies, Inc.

We have audited Xerium Technologies, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Xerium Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Xerium Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Xerium Technologies, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2014 of Xerium Technologies, Inc. and our report dated March 3, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina
March 3, 2015

ITEM 9B.	OTHER INFORMATION

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Shareholders.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements. The following documents are filed as Appendix A hereto and are included as part of this Annual Report on Form 10-K:
Financial Statements of Xerium Technologies, Inc.:
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Schedule
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income (loss) for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements
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

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on March 3, 2015.

XERIUM TECHNOLOGIES, INC.

By:	/s/ HAROLD C. BEVIS
Harold C. Bevis President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities indicated on March 3, 2015.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Xerium Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Xerium Technologies, Inc.  as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xerium Technologies, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Xerium Technologies, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 3, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina
March 3, 2015

XERIUM TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9,517	$25,716
Accounts receivable, (net of allowance for doubtful accounts of $5,002 in 2014 and $5,553 in 2013)	83,069	87,952
Inventories	83,550	83,930
Prepaid expenses	8,472	8,179
Other current assets	15,714	15,695
Total current assets	200,322	221,472
Property and equipment, net	303,617	309,664
Goodwill	61,927	68,975
Intangible assets	11,707	14,470
Non-current deferred tax asset	10,662	5,045
Other assets	5,809	4,438
Total assets	$594,044	$624,064
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$244	$8,267
Accounts payable	41,827	42,220
Accrued expenses	56,109	61,368
Current maturities of long-term debt	4,406	2,166
Total current liabilities	102,586	114,021
Long-term debt, net of current maturities	460,840	432,706
Liabilities under capital lease	3,945	—
Non-current deferred tax liability	10,416	16,350
Pension, other post-retirement and post-employment obligations	80,471	66,866
Other long-term liabilities	9,896	5,570
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares outstanding as of December 31, 2014 and 2013	—	—
Common stock, $0.001 par value, 20,000,000 shares authorized; 15,560,627 and 15,383,903 shares outstanding as of December 31, 2014 and 2013, respectively	16	15
Stock warrants	—	13,532
Paid-in capital	428,880	414,742
Accumulated deficit	(417,068)	(409,686)
Accumulated other comprehensive loss	(85,938)	(30,052)
Total stockholders’ deficit	(74,110)	(11,449)
Total liabilities and stockholders’ deficit	$594,044	$624,064
See accompanying notes.

XERIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2014	2013	2012
	(dollars in thousands except per share data)
Net sales	$542,932	$546,892	$538,740
Costs and expenses:
Cost of products sold	327,161	337,256	345,171
Selling	73,002	73,348	78,197
General and administrative	56,539	60,214	63,701
Research and development	7,903	7,858	9,567
Restructuring	18,142	14,844	25,708
	482,747	493,520	522,344
Income from operations	60,185	53,372	16,396
Interest expense, net	(36,768)	(40,681)	(37,878)
(Loss) gain on extinguishment of debt	—	(3,123)	243
Foreign exchange loss	(719)	(1,052)	(358)
Income (loss) before (provision) benefit for income taxes	22,698	8,516	(21,597)
(Provision) benefit for income taxes	(30,080)	(4,363)	3,562
Net (loss) income	$(7,382)	$4,153	$(18,035)
Net (loss) income per share:
Basic	$(0.48)	$0.27	$(1.18)
Diluted	$(0.48)	$0.26	$(1.18)
Shares used in computing net (loss) income per share:
Basic	15,458,810	15,359,445	15,222,462
Diluted	15,458,810	15,882,376	15,222,462

See accompanying notes.

XERIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2014	2013	2012

Net (loss) income	$(7,382)	$4,153	$(18,035)
Other comprehensive (loss) income before income taxes:
Foreign currency translation adjustments	(39,751)	(3,389)	(6,904)
Unrealized gain (loss) on derivative instruments	127	409	(124)
Defined benefit pension plan
Amortization of prior service cost	—	11	13
Amortization of net loss	1,124	2,323	2,199
Net (loss) gain on liability	(27,455)	9,534	(8,969)
Net gain (loss) on asset	3,827	4,901	3,193
Curtailment/settlement gain (loss)	258	190	(697)
Currency translation impact	2,895	(181)	(669)
Defined benefit pension plan, net	(19,351)	16,778	(4,930)
Other comprehensive (loss) income, before income taxes	(58,975)	13,798	(11,958)
Income tax benefit (provision) related to components of other comprehensive (loss) income	3,089	(1,957)	1,611
Other comprehensive (loss) income, net of tax	(55,886)	11,841	(10,347)
Comprehensive (loss) income, net of tax	$(63,268)	$15,994	$(28,382)
See accompanying notes.

XERIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Warrants	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount

	(dollars in thousands)
Balance at December 31, 2011	15,145,451	$15	$13,532	$411,498	$(395,804)	$(31,546)	$(2,305)
Net loss	—	—	—	—	(18,035)	—	(18,035)
Other comprehensive loss	—	—	—	—	—	(10,347)	(10,347)
Issuance of common stock	164,266	—	—	(323)	—	—	(323)
Stock-based compensation	—	—	—	1,949	—	—	1,949
Balance at December 31, 2012	15,309,717	15	13,532	413,124	(413,839)	(41,893)	(29,061)
Net income	—	—	—	—	4,153	—	4,153
Other comprehensive income	—	—	—	—	—	11,841	11,841
Issuance of common stock	74,186	—	—	(118)	—	—	(118)
Stock-based compensation	—	—	—	1,736	—	—	1,736
Balance at December 31, 2013	15,383,903	15	13,532	414,742	(409,686)	(30,052)	(11,449)
Net loss	—	—	—	—	$(7,382)	—	(7,382)
Other comprehensive loss	—	—	—	—	—	(55,886)	(55,886)
Issuance of common stock	176,724	1	—	(1,942)	—	—	(1,941)
Stock-based compensation	—	—	—	$2,548	—	—	2,548
Reclass warrants to additional paid in capital			$(13,532)	$13,532	—	—	—
Balance at December 31, 2014	15,560,627	$16	$—	$428,880	$(417,068)	$(85,938)	$(74,110)

See accompanying notes.

XERIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013	2012
	(dollars in thousands)
Operating activities
Net (loss) income	$(7,382)	$4,153	$(18,035)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Stock-based compensation	2,548	1,736	1,949
Depreciation	32,752	34,631	38,533
Amortization of other intangibles	1,540	1,772	2,305
Deferred financing cost amortization	3,303	2,963	3,424
Unrealized foreign exchange (gain) loss on revaluation of debt	(259)	1,706	582
Deferred taxes	(4,857)	(5,686)	(8,249)
Asset impairments	136	1,354	3,674
(Gain) loss on disposition of property and equipment	(1,036)	202	(576)
Loss (gain) on extinguishment of debt	—	3,123	(243)
Provision for doubtful accounts	274	425	954
Change in assets and liabilities which (used) provided cash:
Accounts receivable	(3,461)	(6,283)	5,595
Inventories	(9,009)	(8,777)	5,219
Prepaid expenses	(837)	979	(3,423)
Other current assets	(3,278)	(1,444)	584
Accounts payable and accrued expenses	597	6,799	9,336
Deferred and other long-term liabilities and assets	(4,139)	(1,539)	(2,307)
Net cash provided by operating activities	6,892	36,114	39,322
Investing activities
Capital expenditures	(45,218)	(44,145)	(21,705)
Proceeds from disposals of property and equipment	3,430	2,276	1,088
Net cash used in investing activities	(41,788)	(41,869)	(20,617)
Financing activities
Proceeds from borrowings (maturities longer than 90 days)	102,159	199,321	7,365
Principal payments on debt	(79,121)	(199,349)	(33,055)
Principal payments on capital leases	(821)	—	—
Payment of deferred financing fees	(1,524)	(3,246)	(1,782)
Net cash provided by (used in) financing activities	20,693	(3,274)	(27,472)
Effect of exchange rate changes on cash flows	(1,996)	(32)	(22)
Net decrease in cash	(16,199)	(9,061)	(8,789)
Cash and cash equivalents at beginning of year	25,716	34,777	43,566
Cash and cash equivalents at end of year	$9,517	$25,716	$34,777

Cash paid for interest	$33,519	$33,691	$34,924
Cash paid for income taxes	$33,213	$7,840	$6,943

Non-cash accrual for new facility	$5,695	$—	$—

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
Advertising Costs
Selling expenses include advertising expenses of $1,300, $895 and $1,215 in 2014, 2013 and 2012, respectively. The Company expenses all advertising costs as incurred.
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
Foreign Exchange

Foreign exchange gains and losses arising out of transactions denominated in currencies other than a subsidiary’s functional currency are recorded in the consolidated statements of operations. Net exchange gains and losses are recorded in “Foreign exchange loss” and amounted to a loss of $(719), $(1,052) and $(358) for the years ended December 31, 2014, 2013 and 2012, respectively. Certain intercompany loans have been determined to be permanent, and accordingly, foreign exchange gains or losses related to such loans are recorded in accumulated other comprehensive loss.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid short-term investments with maturities of three months or less when acquired. Short-term investments consist of time deposits or money market accounts at investment-grade banks. As of December 31, 2014, certain of the Company’s deposits in U.S. bank accounts exceeded the FDIC guarantee of $250 per depositor.
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
The components of inventories are as follows at:

	December 31,
	2014	2013
Raw materials	$18,018	$22,009
Work in process	28,756	28,414
Finished goods (includes consigned inventory of $8,582 in 2014 and $8,697 in 2013)	43,072	41,845
Inventory allowances	(6,296)	(8,338)
	$83,550	$83,930
In 2013, in connection with the closure of the Spain machine clothing facility, the Company reserved $954 of obsolete inventory. This charge is included in cost of products sold expense in the Consolidated Income Statements for the year ended December 31, 2013.
Financial Instruments
The carrying value of cash and cash equivalents, trade receivables, other current assets, accounts payable, notes payable and amounts included in accruals meeting the definition of a financial instrument under U.S. GAAP approximate fair value due to their short-term nature. The carrying value of long-term debt is less than its fair value (see Note 5 "Long-term Debt"). The Company determines estimated fair values based upon quoted market values where applicable or management estimates.
Long-lived Assets
Property and equipment
Property and equipment are recorded at cost. Property and equipment acquired in connection with acquisitions are recorded at fair value as of the date of the acquisition, and subsequent additions are recorded at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Asset		Years
Buildings and improvements		3-50
Machinery and equipment	— Heavy	16-25
	— General	13-15
	— Light	6-12
	— Molds, tools, office and computers	2-5

Property and equipment consist of the following at:

	December 31,
	2014	2013
Land	$22,863	$21,611
Building and improvements	145,975	141,074
Machinery and equipment	641,147	617,271
Construction in progress	41,024	33,311
Assets under capital lease	4,181	—
Total	855,190	813,267
Less accumulated depreciation	(551,573)	(503,603)
	$303,617	$309,664
The Company recorded $32.8 million, $34.6 million and $38.5 million in depreciation expense in 2014, 2013 and 2012, respectively.
Assets held for sale or sold

At December 31, 2014, a machine clothing facility in Joao Pessoa, Brazil was held for sale. This asset has a net carrying value of $2.3 million, and is included in other assets on the Consolidated Balance Sheet at December 31, 2014.
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
Goodwill
The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other Intangible Assets (“Topic 350”). Topic 350 requires that goodwill and intangible assets that have indefinite lives not be amortized but, instead, must be tested at least annually for impairment or whenever events or business conditions warrant. Goodwill impairment testing is a two-step process. Step 1 involves comparing the fair value of the Company’s reporting unit to its carrying amount. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit carrying amount is greater than the fair value then the second step must be completed to measure the amount of impairment, if any. Step 2 calculates the implied fair value of goodwill by deducting the fair value of the net assets of the reporting unit from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. The Company performs an annual test for goodwill impairment as of December 31 at the reporting unit level. The Company has two reporting units: machine clothing and roll covers. For the purpose of performing the annual impairment test, the Company allocates all shared assets and liabilities to the reporting units based on the percentage of each reporting unit’s revenue to total revenue. Shared operating expenses are allocated to the reporting unit to the extent necessary to allow them to operate as independent businesses. To determine if impairment exists, the fair value of each reporting unit is compared to its carrying value. The fair value of the Company’s reporting unit is determined by using a weighted combination of both a market multiple approach and an income approach. The market multiple approach utilizes the Company’s and its competitors’ proprietary information that is used to value its reporting units. The income approach is a present value technique used to measure the fair value of future cash flows produced by each reporting unit. As a result of the annual tests for goodwill impairment performed as of December 31, 2014 and 2013, the Company determined that no goodwill impairment exists.
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

As of December 31, 2014, 2013 and 2012, the Company had outstanding restricted stock units (“RSUs”) (See Note 10 "Stock-Based Compensation"). Diluted average shares outstanding were computed using (i) the average market price for time-based RSUs and (ii) the actual grant date market price for non-employee director RSUs. The calculation of diluted earnings per share excludes the Company’s performance-based RSUs that are based on Adjusted EBITDA targets whose performance criteria have not been contingently achieved and therefore the RSUs have not been issued or are not contingently issuable. For the years ended December 31, 2014 and 2012, the dilutive effect of potential future issuances of common stock underlying the Company’s RSUs was excluded from the calculation of diluted average shares outstanding because their effect would have been anti-dilutive as the Company incurred a net loss.

	2014	2013	2012
Weighted-average common shares outstanding—basic	15,458,810	15,359,445	15,222,462
Dilutive effect of stock-based compensation awards outstanding	—	522,931	—
Weighted-average common shares outstanding—diluted	15,458,810	15,882,376	15,222,462
Dilutive securities aggregating approximately 1.3 million, 2.1 million and 1.8 million outstanding during the years ended December 31, 2014, 2013 and 2012, respectively, were not included in the computation of diluted earnings per share because the impact would be anti-dilutive to the earnings per share calculation.

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
Warranties
The Company offers warranties on certain rolls products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The Company estimates the costs that may be incurred under its warranties and records a liability for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. The table below represents the changes in the Company’s warranty liability included in accrued expenses for 2014 and 2013:

	Balance at Beginning of Year	Charged to Cost of Products Sold	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year
For the year-ended December 31, 2014	$1,629	$2,013	$(128)	$(829)	$2,685

For the year-ended December 31, 2013	$1,324	$1,734	$72	$(1,501)	$1,629
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

Reclassifications

During the first quarter of 2014, while implementing a new financial reporting system, the Company redesigned its chart of accounts in order to provide more consistent internal and external reporting globally. In addition to this change, the Company's corporate management organizational structure was changed from primarily a geographic regional management organization to a more centralized functional management organization. These changes drove certain changes in the mappings of the related accounts in the chart of accounts. As these changes are reflected in the 2014 consolidated financial statements, these changes resulted in reclassifications in both the Consolidated Balance Sheet at December 31, 2013 and the Consolidated Statements of Operations for the years ended December 31, 2013 and December 31, 2012. Management performed a SAB 99 "Materiality" analysis on these reclassifications and determined these were immaterial to the Company's consolidated financial statements as a whole. However, for comparability purposes, management elected to make the reclassifications of $2.2 million and $2.1 million in the years ended December 31, 2013 and December 31, 2012, respectively from research and development expenses to selling expenses as a result of moving certain personnel from the research and development department to the selling department.
New Accounting Standards
In 2014, the FASB recently issued an accounting standard update that requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when we satisfy the performance obligations. The Company will also be required to disclose information regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The accounting standard update is required to be adopted in 2017. Retrospective application is required either to all periods presented or with the cumulative effect of initial adoption recognized in the period of adoption. We are in the process of evaluating this accounting standard update.

3. Goodwill, Intangible Assets and Deferred Financing Costs
At December 31, 2014 and 2013, the Company had cumulative goodwill impairment of $265.9 million. The following table provides changes in the carrying amount of goodwill by segment for the years ended December 31, 2014 and 2013:

	Machine Clothing	Roll Covers	Total
Balance at December 31, 2012	$41,779	$19,348	$61,127
Goodwill impairment	—	—	—
Foreign currency translations	7,665	183	7,848
Balance at December 31, 2013	49,444	19,531	68,975
Goodwill impairment	—	—	—
Foreign currency translations	(6,075)	(973)	(7,048)
Balance at December 31, 2014	$43,369	$18,558	$61,927
The components of intangible assets and deferred financing costs are summarized as follows at:

	December 31,
	2014	2013
Patents and licenses	$32,636	$31,920
Less accumulated amortization	(30,971)	(29,981)
Net patents and licenses	1,665	1,939
Trademarks	18,920	18,920
Less accumulated amortization	(18,920)	(17,765)
Net trademarks	—	1,155
Other intangibles	1,024	937
Less accumulated amortization	(753)	(639)
Net other intangibles	271	298
Deferred financing costs	14,026	12,629
Less accumulated amortization	(4,255)	(1,551)
Net deferred financing costs	9,771	11,078
Net amortizable intangible assets and deferred financing costs	$11,707	$14,470
Amortization expense for patents, licenses, trademarks and other intangibles amounted to $1,540, $1,772 and $2,305 for the years ended December 31, 2014, 2013 and 2012, respectively.
As of December 31, 2014, the estimated annual amortization expense for patents, licenses, trademarks and other intangibles for each of the succeeding five years total $1,634 as follows:

2015	$377
2016	374
2017	333
2018	275
2019	275

4. Notes Payable

At December 31, 2014 and December 31, 2013, the balances of the Austrian working capital loan is $244 and $8,267. At December 31, 2014, this loan bears interest at a variable rate of 1.3% and has a due date of June 30, 2015, with a twelve month roll-over option.

5. Long-term Debt
At December 31, 2014 and 2013, long-term debt consisted of the following:

	December 31, 2014	December 31, 2013
New senior secured term loan facility, payable quarterly, U.S. Dollar denominated–LIBOR (minimum 1.25%) plus 5.0% (6.25%) as of December 31, 2014, net of $0.9 million discount. Matures May of 2018	$226,052	$198,000
	226,052	198,000
Senior Notes (Unsecured), payable semi-annually–U.S. Dollar denominated interest rate fixed at 8.875%, matures June of 2018	236,410	236,410

Various debt at fixed interest rates	2,784	462
	465,246	434,872
Less current maturities	4,406	2,166
Total	$460,840	$432,706

During 2014, 2013 and 2012, the Company recorded $36.8 million, $40.7 million, and $37.9 million in interest expense, respectively.

On May 17, 2013 (the "Closing Date"), the Company entered into a Credit and Guaranty Agreement for a $200 million term loan credit facility (the “Term Credit Facility”), net of a discount of $1.0 million, among the Company, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions. The Company also entered into a Revolving Credit and Guaranty Agreement originally for a $40.0 million asset-based revolving credit facility subject to a borrowing base among Xerium Technologies, Inc., as a U.S. borrower, Xerium Canada Inc., as Canadian borrower, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions (the "Domestic Revolver"). On March 3, 2014, the Company entered into an amendment to the Revolving Credit and Guaranty Agreement (as amended, the “ABL Facility,” and collectively with the Term Credit Facility, the “Credit Facility”) to add our German subsidiaries as European Borrowers and to provide for an additional $15 million European asset-based revolving credit facility subject to a European borrowing base (the "European Revolver"), increasing the aggregate availability under the ABL Facility to $55 million.
The Term Credit Facility provides for:

•
a six-year $200 million senior secured term loan facility, provided the facility would mature in March 2018 if any of the Company's 8.875% senior unsecured notes due 2018 in the aggregate principal amount of $240 million (the “Notes”) remain outstanding at that time;

•
an uncommitted accordion option (the “Incremental Facility”) allowing for increases for borrowings under the Term Credit Facility with the same terms, and borrowing of new tranches of term loans, up to an aggregate principal amount equal to (i) $75 million (of which $30.0 million has been drawn down) plus (ii) an additional amount (the “Facility Increase”) provided, if after giving effect to such Facility Increase (as well as any other additional term loans), on a pro forma basis, the Senior Secured Leverage Ratio (as defined in the Term Credit Facility) for the most recent four consecutive fiscal quarters does not exceed 2.25:1; and

•
in connection with the amendment to the ABL Facility, the Term Credit Facility was amended to permit the ABL Facility to be further increased by an additional $10 million, to a total aggregate availability of not more than $65 million, provided that if the ABL Facility is increased beyond $55 million, certain baskets for additional indebtedness and liens otherwise available to the Company under the Term Loan Facility will be reduced dollar-for-dollar by any additional increase to the ABL Facility.

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
The aggregate scheduled principal payments over the term of the Credit Facility, (excluding the $872 discount), the Notes and other long-term debt are shown below.

Total Scheduled Principal Payments including balloon payments
2015	$4,406
2016	2,371
2017	2,373
2018 (1)	456,512
2019	81
2020 and thereafter	375

$466,118

(1) The Credit Facility will mature in March 2018 if any of the Company's 8.875% senior unsecured notes due 2018 in the aggregate principal amount of $240 million (the “Notes”) remain outstanding at that time;
Additionally, the following table outlines the estimated future interest payments to be made under the Credit Facility, the Notes and other long-term debt over the term of the obligations:

Total Estimated Interest Payments at December 31, 2014
2015	$35,207
2016	35,054
2017	34,909
2018	17,395
2019	24
2020 and thereafter	47

$122,636

As of December 31, 2014, an aggregate of $36.9 million is available for additional borrowings under the Credit Facility. This availability represents the $48.9 million under the revolving facility that is currently collateralized by certain assets of the Company less $10.1 million of that facility committed for letters of credit and $1.9 million revolver borrowings. Additionally, at December 31, 2014, the Company had approximately $3.4 million available for borrowings under other small lines of credit.

As of December 31, 2014 and December 31, 2013, the carrying value of the Company’s long-term debt was $465.2 million and $434.9 million, respectively, and its fair value was approximately $478.2 million and $451.6 million, respectively. The Company determined the fair value of its debt utilizing significant other observable inputs, provided by Bloomberg (Level 2 of the fair value hierarchy).
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
As of December 31, 2014 and 2013, the Company had outstanding derivatives that were not designated as hedges in qualifying hedging relationships. The value of these contracts is recognized at fair value based on market exchange forward rates and is recorded in other assets (liabilities) on the Consolidated Balance Sheet. The fair value of these derivatives at December 31, 2014 and 2013 was $(524) and $530, respectively. The change in fair value of these contracts is included in foreign exchange (loss) gain and was $(1,679), $1,065 and $647 for the years ended December 31, 2014, 2013 and 2012, respectively, and is recorded in the Consolidated Statements of Operations.
The following represents the notional amounts sold and purchased for the year ended December 31, 2014:

Foreign Currency Derivative (as of December 31, 2014)	Notional Sold	Notional Purchased
Non-designated hedges of foreign exchange risk	$19,463	$(31,827)
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
To comply with Topic 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2014 and December 31, 2013, respectively, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy. The Company does not have any derivatives valued using significant unobservable inputs (Level 3) as of December 31, 2014 or 2013. The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

As of December 31, 2014

Liabilities	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observables Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives	$(524)	$—	$(524)	$—
Total	$(524)	$—	$(524)	$—

  As of December 31, 2013

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observables Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives	$530	$—	$530	$—
Total	$530	$—	$530	$—

7. Income Taxes
The components of domestic and foreign income (loss) before the provision for income taxes are as follows:

	Year ended December 31,
	2014	2013	2012
U.S.	$(16,311)	$(14,230)	$(20,595)
Foreign	39,009	22,746	(1,002)
Total	$22,698	$8,516	$(21,597)
The components of the income tax provision (benefit) are as follows:

	Year ended December 31,
	2014	2013	2012
Current:
U.S.	$247	$222	$749
Foreign	34,690	9,827	3,938
Total current	34,937	10,049	4,687
Deferred:
U.S.	330	113	(206)
Foreign	(5,187)	(5,799)	(8,043)
Total deferred	(4,857)	(5,686)	(8,249)
Total provision (benefit)	$30,080	$4,363	$(3,562)

For the years ended December 31, 2014 and 2013, the provision (benefit) for income taxes was $30,080 and $4,363 respectively. The Company's effective income tax rate for the year ended December 31, 2014 was 132.5% as compared with our effective rate for the year ended December 31, 2013 of 51.2%. The Company's effective income tax rate is primarily impacted by income the Company earns in tax paying jurisdictions relative to income it earns in non-tax paying jurisdictions. The majority of income recognized for purposes of computing the Company's effective tax rate is earned in countries where the statutory income tax rates range from 15% to 39.43%. The Company generates losses in certain jurisdictions for which it receives no tax benefit as the deferred tax assets in these jurisdictions (including the net operating losses) are fully reserved by a valuation allowance. For this reason, the Company recognizes minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States and Australia. Due to these reserves, the geographic mix of its pre-tax earnings has a direct correlation with how high or low its annual effective tax rate is relative to consolidated earnings.

The provision for income taxes differs from the amount computed by applying the U.S. statutory tax rate (35)% to income before income taxes, due to the following:

	Year ended December 31,
	2014	2013	2012
Book income (loss) at U.S. 35% statutory rate	$7,944	$2,981	$(7,559)
State income and other taxes due, net of federal benefit	1,095	1,017	833
Foreign tax rate differential	(3,110)	(840)	(563)
Dividends and other foreign (loss) income	(2,922)	1,679	6,904
Change in valuation allowance	2,084	(4,885)	4,330
Tax rate changes	454	1,922	1,798
Tax credits and refunds	(449)	(185)	(427)
Goodwill	—	(2,292)	(2,512)
Change in unrecognized tax benefits and tax reserves	(136)	(89)	(6,004)
Provision to return adjustments	(251)	(209)	(571)
Non-deductible expenses	1,906	1,446	2,168
Statute expiration of tax attributes	(30)	2,764	—
Other, net	259	1,054	(1,959)
Settlement of Brazil tax assessment	23,236	—	—
Total	$30,080	$4,363	$(3,562)

The effective tax rate on continuing operations for the year ended December 31, 2014 varied from the statutory rate of 35% primarily due to the tax effect of dividends and other foreign income, foreign rate differential, settling a tax assessment in Brazil and changes in valuation allowances. The amount for dividends and other foreign income of ($2,922), was primarily related to residual U.S. taxes provided on foreign earnings no longer considered permanently reinvested. The foreign rate differential arises as a result of income earned in countries where the statutory income tax rates vary from the U.S. statutory rate of 35%, for which Austria creates the Company’s largest tax rate benefit. The settlement of a tax assessment in Brazil also resulted in current tax expense of $23,386 and utilization of tax attributes of $1,912 and tax deductible interest of $(2,062). The change in the valuation allowance of $2,084 relates primarily to an increase in domestic deferred tax assets of $9,214, a removal of a portion of the UK holding company valuation allowance of $(6,625), and approximately $(505) of pre-tax losses generated in foreign jurisdictions for which the Company has determined no benefit should be recorded.

As presented herein, the aforementioned amounts related to December 31, 2013 and December 31, 2012 have been restated for comparability. The effective tax rate on continuing operations for the year ended December 31, 2013 varied from the statutory rate of 35% primarily due to the tax effect on dividends and other foreign income, statute expirations of tax attributes, tax rate changes, and changes in valuation allowances. The amount for dividends and other foreign income was $1,679, primarily related to residual U.S. taxes provided on foreign earnings no longer considered permanently reinvested including $327 of foreign withholding taxes, offset by residual U.S. taxes no longer provided on foreign earnings considered permanently reinvested for Argentina for years prior to 2014. The statute expiration of tax attributes relates to net operating loss carry-forwards in China and France and resulted in a corresponding decrease to the valuation allowance. Enacted tax rate changes of $1,922 primarily relate to the revaluation of U.K. deferred tax assets as a result of an enacted law change, which are fully offset by a corresponding valuation allowance. The change in the valuation allowance of $(4,885) relates primarily to a decrease in domestic deferred tax assets of $(2,590), a removal of the Canadian valuation allowance of $6,194, and approximately $(15,871) of pre-tax losses generated in foreign jurisdictions for which the Company has determined no benefit should be recorded.
The effective tax rate on continuing operations for the year ended December 31, 2012 varied from the statutory rate of 35% primarily due to the tax effect on dividends and other foreign income, changes in valuation allowances and the change in unrecognized tax benefits and tax reserves. The amount for dividends and other foreign income was $6,904. The change in the valuation allowance of $4,330 relates to a reduction in domestic deferred tax assets of ($268), offset by an increase in deferred tax assets for foreign jurisdictions primarily related to current year losses in jurisdictions for which the Company has determined no benefit should be recorded, as well as additional items that are not currently deductible. The change in unrecognized tax benefits and tax reserves were from tax audit settlements which resulted in the reversal of tax expense of approximately $5,188, statute of limitations expiring which allowed the Company to reverse reserves of approximately $1,094 and the recording of net additional reserves of $(278).
For the years ended December 31, 2014 and 2013, tax expense included a benefit of approximately $171 and $249 for a Chinese tax holiday expired in the year ending December 31, 2014.
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

The tax effect of temporary differences which give rise to deferred income tax assets and liabilities are as follows:

	Year Ended December 31,
	2014	2013
Deferred tax assets arising from:
Loss carryforwards	$104,890	$109,299
Intangible assets, net	—	1,825
Pension and other benefit accruals	18,180	12,457
Tax credits	1,567	1,582
Investments	2,821	2,102
Interest and finance fees	1,697	2,975
Other allowances and accruals, net	13,334	14,855
Total	142,489	145,095
Deferred tax liabilities arising from:
Property and equipment, net	23,897	29,174
Intangible assets, net	4,188	2,731
Foreign income inclusions	7,178	16,455
Other allowances and accruals, net	165	143
Total	35,428	48,503
Valuation allowance	102,795	99,860
Net deferred tax (asset) liability	$(4,266)	$3,268
Deferred taxes are recorded as follows in the consolidated balance sheets:

	December 31,
	2014	2013
Current Deferred Tax Asset, Net	$4,853	$8,125
Current Deferred Tax Liability, Net	833	88
Noncurrent Deferred Tax Asset, Net	10,662	5,045
Noncurrent Deferred Tax Liability, Net	10,416	16,350
Net Deferred Tax (Asset) Liability	$(4,266)	$3,268
As of December 31, 2014, the Company has pre-tax net operating loss carry-forwards for U.S. federal income tax purposes of approximately $187,337 that expire on various dates from 2025 through 2034 and federal tax credits of approximately $166 that either expire on various dates or can be carried forward indefinitely. As of December 31, 2014, the Company has pre-tax net operating loss carry-forwards for U.S. state income tax purposes of approximately $206,037 that expire on various dates from 2015 through 2034. As of December 31, 2014, the U.S. federal and U.S. state net operating loss carry-forwards and federal tax credits are fully reserved in our valuation allowance. The Company has foreign federal net operating loss carry-forwards of approximately $125,383 and capital loss carry forwards of $7,619, the majority of which can be carried forward indefinitely, and federal and provincial tax credits of approximately $1,401 that begin to expire primarily in 2024 or are carried forward indefinitely. As of December 31, 2014, $61,037, $7,607 and $118, of foreign federal net operating loss carry-forwards, capital loss carry-forwards and federal and provincial tax credits, respectively, are reserved in our valuation allowance. Historic and future ownership changes could potentially reduce the amount of net operating loss carry-forwards available for use.
As a result of certain realization requirements of ASC 718, the table of deferred assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2014 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation recognized for financial reporting. Equity will be increased by $601 if and when such deferred tax assets are ultimately realized.
As of December 31, 2014, the Company had a valuation allowance in place for certain of its deferred tax assets due to the Company’s accumulated loss position, and its uncertainty around the future profitability in certain of its tax jurisdictions. The valuation allowance primarily relates to deferred tax assets for available net operating loss carry forwards in the United States, the United Kingdom, Germany, Sweden, France, Australia, China, Turkey, Vietnam and Spain. While the Company believes it has adequately provided for its income tax assets and liabilities in accordance with Topic 740, it recognizes that adverse determinations by taxing authorities, or changes in tax laws and regulations could have a material adverse effect on its consolidated financial position, results of operations or cash flows.
During the year ended December 31, 2014, the Company reassessed its valuation allowance requirements related to its UK holding company, evaluating all evidence in its analysis, both positive and negative, including historical and projected income and losses before the provision for income taxes, as well as reversals of temporary differences.  The Company also considered tax planning strategies that are prudent and can be reasonably implemented if needed in order to realize the related tax benefits.  During 2014, the Company recorded $6,625 of tax benefits related to the partial reversal of its valuation allowance previously established against its UK holding company net deferred tax assets.  The Company believes that the deferred tax assets are more likely than not to be realized based on estimates of future taxable income generated by future earnings of the UK holding company.
Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $99,509 at December 31, 2014. Earnings generated prior to 2013 are considered to be indefinitely reinvested for continued use in foreign operations except for a portion of the earnings generated by our Brazil operations.  As a result of the 2014 settlement of the income tax assessment with the Federal Revenue Department of the Ministry of Finance of Brazil, approximately $30,203 of unremitted earnings in Brazil generated before 2013 are considered permanently reinvested to support debt obligations related to the tax assessment, to fund local restructuring, and reinvest in the operations. All earnings generated prior to 2013 related to our Mexico operations have been distributed for U.S. income tax purposes. The earnings generated in all foreign subsidiaries for 2013 and 2014 are not considered to be permanently reinvested, because of our desire to manage global cash and liquidity related to ongoing financial obligations, capital expenditures, restructuring payments, and other changes in business conditions going forward.  The amount of undistributed earnings not considered to be permanently reinvested, for which we have recorded a deferred tax liability, is $50,328. Federal income taxes and foreign withholding taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the United States and be taxable. For the earnings generated prior to 2013 considered to be indefinitely reinvested, no provision for U.S. income taxes or foreign withholding taxes has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes and foreign withholding taxes payable to the various jurisdictions. The earnings that are considered indefinitely reinvested relate to on-going operations and were approximately $49,181 as of December 31, 2014.
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
As of December 31, 2014, the Company had a gross unrecognized tax benefit of $7,502, exclusive of interest and penalties. The unrecognized tax benefit increased by approximately $10 during the year ended December 31, 2014. The unrecognized tax benefit increased as a result of ongoing changes in currently reserved positions. The unrecognized tax benefit decreased as a result of foreign currency effects, statute expirations and audit settlements.

A reconciliation of the balances of the unrecognized tax benefits is as follows, (excludes interest and penalties):

	Year Ended December 31,
	2014	2013	2012
Balance as of January 1	$7,492	$7,181	$13,244
Gross decreases-tax positions in prior period due to settlements	(286)	(446)	(5,117)
Gross increases (decreases)-tax positions in prior period-other	100	867	(170)
Gross decreases-related to lapse in statute of limitations	(251)	(1,004)	(1,154)
Gross increases-tax positions in current period	911	820	236
Currency effects	(464)	74	142
Balance at December 31	$7,502	$7,492	$7,181

The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense and accordingly, the Company recorded a $318 benefit, including currency effects, and a $363 benefit, including currency effects, for interest and penalties during the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, the Company had accrued interest and penalties related to uncertain tax positions of approximately $1,533 and $1,699, respectively. The Company's unrecognized tax benefits increased by approximately $10 and $311 during the years ended December 31, 2014 and 2013, respectively. If the Company were to prevail on all unrecognized tax benefits recorded, approximately $4,678 would benefit the effective tax rate. During the next twelve months, management estimates a range between $0 and $309 of the Company's gross unrecognized tax benefit will reverse due to expected settlements and statute of limitations expiring which relate to various items and will benefit the effective tax rate. The company regularly evaluates, assesses and adjusts the related liabilities in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period.
In November of 2011, the Federal Revenue Department of the Ministry of Finance of Brazil (“FRD”) issued a tax assessment against the Company’s indirect subsidiary, Xerium Technologies Brasil Indústria e Comércio S.A. (“Xerium Brazil”), challenging the goodwill recorded in the 2005 acquisition of Wangner Itelpa and Huyck Indústria e Comércio S.A. by Robec Brasil Participações Ltda., a predecessor to Xerium Brazil. This assessment denied the amortization of that goodwill against net income for the years 2006 through 2010 and sought payment of tax, penalties and interest.
During the third quarter of 2014, the Company chose to participate in an amnesty program offered by the FRD that was open to taxpayers until August 25, 2014. The amnesty program offered significant reductions in the penalties and interest initially assessed against the Company. By paying a lump sum amount, the Company received a reduction of 100% of the penalties assessed and a 45% reduction of interest accrued on the tax assessment relating to tax years 2006 through 2010. Because tax amnesty and voluntary disclosure programs were open for tax years beyond the time period of the Company's particular assessment, the Company also included in its payment to the Brazilian government amounts relating to tax years 2011 through 2013, which corresponded to the same tax deductions under review in the assessment for tax years 2006 through 2010. Additionally, the Company has adjusted the tax calculations for 2014 to exclude the same tax deductions which were under review, and the Company adjusted its tax payments related to tax year 2014 accordingly. In August of 2014, the Company settled the assessed and unassessed tax debts with the Brazilian government by paying principal and interest totaling $18,254 and $6,724, respectively. The settlement had no impact on the Company's unrecognized tax benefits during the year ended December 31, 2014. As previously discussed in Note 5, the Company borrowed an additional $30.0 million under its Incremental Facility to fund this tax settlement payment.
The tax years 2005 through 2014 remain open to examination in the Company's U.S. federal jurisdiction, and the tax years 2001 through 2014 remain open to examination in the Company's U.S. state jurisdictions. The tax years 2005 through 2014 remain open to examination in the major foreign tax jurisdictions to which the Company and its subsidiaries are subject. There are currently no U.S. Federal audits or examinations underway. The Company has ongoing audits and tax litigation in Canada, Germany, France and Italy.
In January 2015 the Company received notice of a tax audit report which could lead to an income tax assessment of an unknown amount related to its Italian operation. We expect to litigate if such an assessment is received, and the Company believes it would prevail on some portion of the issues litigated. A tax liability ranging between $0 and $1.5 million may arise as a result of the litigation.
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
The Company does not fund certain plans, as funding is not required. Approximately $51,200 of the total underfunded status of $80,685 and $51,500 of the total underfunded status of $67,551 relate to these unfunded pension plans as of December 31, 2014 and 2013, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. In addition, the Company also intends to fund its UK and Canadian defined benefit plans in accordance with local regulations. Additional discretionary contributions are made when deemed appropriate to meet the long-term obligations of the plans.
In accordance with the provisions of Topic 715, the measurement date for defined benefit plans is December 31.
Postemployment Obligations
The Company has postemployment plans in various countries and accounts for these plans in accordance with Topic 715. The Company’s postemployment obligations consist primarily of payments to be made to employees upon termination of employment, as defined, and are accrued according to local statutory laws in the respective countries. The Company’s obligation for postemployment benefits amounted to $2,519 and $2,458 as of December 31, 2014 and 2013, respectively.
Benefit Obligations and Plan Assets
A summary of the changes in benefit obligations and plan assets as of December 31, 2014 and 2013 is presented below.

	Defined Benefit Plans
	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$161,101	$168,736
Service cost	3,532	3,633
Interest cost	6,483	6,221
Plan participants’ contributions	101	108
Actuarial loss (gain)	27,965	(9,534)
Currency translation impact	(10,583)	272
Administrative expenses paid	(511)	(665)
Settlement/curtailment	(694)	(716)
Benefits paid	(9,229)	(6,954)
Benefit obligation at end of year	178,165	161,101
Change in plan assets
Fair value of plan assets at beginning of year	93,550	84,212
Actual return on plan assets	10,493	10,288
Employer contributions	8,168	8,076
Plan participants’ contributions	101	108
Settlement/curtailment	(694)	(716)
Administrative expenses paid	(511)	(665)
Currency translation impact	(4,398)	(799)
Benefits paid	(9,229)	(6,954)
Fair value of plan assets at end of year	97,480	93,550
Funded status (1)	$(80,685)	$(67,551)

(1)	In accordance with Topic 715, $3,568 and $3,803 of this amount is recorded in accrued expenses as of December 31, 2014 and 2013, respectively.

All of the Company’s pension plans that comprise the pension obligation amounts above have a projected benefit obligation equal to or in excess of plan assets as of the years ended December 31, 2014 and 2013. The accumulated benefit obligation was $167,679 and $152,988 as of the years ended December 31, 2014 and 2013, respectively.
Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	December 31,
	2014	2013
Projected benefit obligation	$178,165	$135,102
Accumulated benefit obligation	$167,679	$130,110
Fair value of plan assets	$97,479	$69,322
Components of Net Periodic Benefit Cost

	Defined Benefit Plan
	2014	2013	2012
Service cost	$3,532	$3,633	$3,867
Interest cost	6,483	6,221	6,708
Expected return on plan assets	(6,156)	(5,555)	(4,986)
Amortization of prior service cost	—	11	13
Amortization of net loss	1,124	2,323	2,230
Net periodic benefit cost	$4,983	$6,633	$7,832
The total unrecognized net loss recorded in Other Comprehensive Income at December 31, 2014 is $54,196. For defined benefit plans, the estimated net loss and prior service cost to be amortized from accumulated other comprehensive loss during 2015 is expected to be $2,668 and $0, respectively.

Additional Information	Defined Benefit Plans
	2014	2013
Change in funded status included in accumulated other comprehensive loss, net of tax	$17,135	$14,821
Assumptions
Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	Defined Benefit Plans
	2014	2013
Discount rate	3.40%	4.25%
Rate of compensation increase	3.64%	3.75%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:

	Defined Benefit Plans
	2014	2013
Discount rate	4.25%	3.85%
Expected long-term return on plan assets	6.63%	6.71%
Rate of compensation increase	3.75%	3.56%
The expected long-term return on plan assets is calculated based on a building-block approach, whereby the components are weighted based on the long-term allocation of pension plan assets.
Plan Assets
The percentage of fair value of total plan assets for funded plans are invested as follows:

	Plan Assets at December 31,
Asset Category	2014	2013
Marketable equities	56%	60%
Fixed income securities	44%	40%
Total	100%	100%
The Company’s plan assets are invested in the U.S., the United Kingdom (“UK”) and Canada. Plan asset investments are accounted for at cost on the trade date and are reported at fair value. Canadian plan assets totaling $25,292 and UK plan assets totaling $32,008 and US plan assets totaling $39,708 are classified as Level 2 within the fair value heirarchy. At December 31, 2014 and 2013 the Company had certain US plan assets totaling $236 and $3,027, respectively classified as Level 3 investments. During 2014, approximately $2,800 of the Level 3 assets were sold and reinvested in Level 2 investments. Level 2 valuations are based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. The Company measures fair value of its Level 3 investments through the use of a net asset value per share.
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
Details relating to the Company’s plan assets are as follows:
U.S. Plan Assets: Approximately 73% of the Company’s U.S. plan assets are invested in the U.S., of which 48% are invested in marketable equity securities and 52% are invested in fixed income securities managed by the fund manager. This allocation is in accordance with the strategic allocation adopted by the Company’s pension committee comprising of approximately 55% equity investment and 45% bond investment.
U.K. Plan Assets: Approximately 81% of the Company’s U.K. plan assets are invested in the U.K., of which 36% are invested in marketable equity securities and 67% are invested in fixed income securities managed by the fund manager. The trustees of the U.K. pension plan have adopted a strategic allocation comprising of 50% equity investment and 50% bond investment.
Canadian Plan Assets: Approximately 59% of the Company’s Canadian plan assets are invested in Canada, of which 55% are invested in marketable equity securities, 43% are invested in fixed income securities and 2% are cash managed by the fund manager. The Company’s pension committee has adopted a strategic allocation comprising of approximately 66% equity investment and 32% bond investment and 2% cash. As of December 31, 2014, assets were invested 85% in the fund manager’s

Balanced Pension Trust Series O and 15% in the U.S. Pooled Pension Fund Series O. Investments are made with due consideration for the overall funds’ risk and expected return.
Contributions
The Company expects to make contributions of approximately $6,571 under its defined benefit plans in 2015.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Defined Benefit Plans
2015	$7,049
2016	6,667
2017	6,892
2018	6,895
2019	7,172
Years 2020 and thereafter	41,289
The Company sponsors various unfunded defined contribution plans that provide for retirement benefits to employees, some in accordance with local government requirements. The Company also maintains a funded retirement savings plan for U.S. employees which is qualified under Section 401(k) of the U.S. Internal Revenue Code. The plan allows eligible employees to contribute up to 99% of their compensation (subject to certain Internal Revenue Service limitations), with the Company matching 100% of the first 3% of employee compensation and 50% of the next 2% of employee compensation. The following represents the approximate matching contribution expense for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31,
	2014	2013	2012
Matching contribution expense	$1,209	$1,604	$1,684

9. Commitments and Contingencies
Leases
The Company leases office buildings, vehicles, and computer equipment for its worldwide operations. Minimum rent is expensed on a straight-line basis over the term of the leases. Operating lease rental expense was $4,754, $3,893 and $5,443 during the years ended December 31, 2014, 2013 and 2012, respectively. These leases expire at various dates through 2025.
At December 31, 2014, future minimum rental payments due under non-cancelable operating leases were as follows:

2015	$4,001
2016	3,183
2017	2,368
2018	1,768
2019	1,575
Thereafter	1,425

Total minimum operating lease payments	$14,320

In addition, the Company entered into a capitalized lease during 2013 for its new corporate headquarter location and various other smaller capitalized leases during 2014 . The lease on the corporate headquarters commenced on February 1, 2014 and extends through February 1, 2024. Future minimum rental payments due under these leases at December 31, 2014 were as follows:

2015	$1,134
2016	1,168
2017	929
2018	900
2019	800
Thereafter	2,865

Total minimum capital lease payments	$7,796

Collective Bargaining and Union Agreements
Approximately 69% of the Company’s employees either are subject to various collective bargaining agreements or are members of trade unions, employee associations or workers councils predominantly outside of the United States. Approximately 12% of those employees subject to collective bargaining agreements, or 9% of the Company’s total employees, are covered by agreements that are set to expire during 2015.
Legal Proceedings
The Company and its subsidiaries are involved in various legal matters, which have arisen in the ordinary course of business as a result of various labor claims, taxing authority reviews and other legal matters. As of December 31, 2014, the Company had accrued an immaterial amount in its financial statements for these matters for which (1) management believed the possibility of loss was either probable or possible, and (2) was able to estimate the damages. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of our strategies related to these proceedings.
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

10. Stock-Based Compensation and Stockholders’ Deficit
The Company records stock-based compensation expense in accordance with ASC Topic 718, Accounting for Stock Compensation ("Topic 718") and has used the straight-line attribution method to recognize expense for time-based restricted stock units ("RSU's") and deferred stock units ("DSUs") and recognizes expense for the performance and market-based restricted stock units based on management's estimate of performance against the targets in each plan. The Company recorded stock-based compensation expense during the years ended December 31, 2014, 2013 and 2012 as follows:

	For the Years Ended December 31,
	2014	2013	2012
RSU and DSU Awards (1)	$2,176	$1,457	$1,856
Management Incentive/Performance Award Programs (2)	—	—	—
Other Awards (3)	372	279	93
Total	$2,548	$1,736	$1,949

(1)	Related to RSUs and DSUs awarded to certain employees and non-employee directors.

(2)
No amount was recorded for the 2012 Management Incentive Compensation Program (the “2012 MIC”), as the performance targets were not met at December 31, 2012. In 2013 and 2014, the Management Incentive Program was converted to pay out entirely in cash. Therefore, no stock-based compensation was recorded.

(3)	This amount relates to options awarded on August 15, 2012 to the CEO.
The related tax impact on stock-based compensation was a tax benefit of $28, $7 and $36 for the years ended December 31, 2014, 2013 and 2012, respectively.
2010 Equity Incentive Plan
The Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”) in May of 2010. The 2010 Plan provides for the grant of awards consisting of any or a combination of stock options, stock appreciation rights, restricted stock, unrestricted stock or stock unit awards.

Long-Term Incentive Program—2014 LTIP

On May 8, 2014, the Board approved the granting of awards under the 2014 Executive Long-Term Incentive Plan (the "2014 Executive LTIP") under the 2010 Plan. Awards under the 2014 Executive LTIP are time-based, performance-based and market-based and will be paid in the form of RSUs or shares of common stock of the Company. Time-based awards, or 35% of the total award, were granted in the form of 60,339 time-based RSUs under the Company’s 2010 Plan. These time-based awards will cliff vest on May 8, 2017, and will be converted to common stock, net of applicable tax withholdings.

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

Long-Term Incentive Program—2013 LTIP

On June 13, 2013, the Board approved the granting of awards under the 2013 Executive Long-Term Incentive Plan (the "2013 Executive LTIP") under the 2010 Plan. Awards under the 2013 Executive LTIP are both time-based and market-based and will be paid in the form of RSUs or shares of common stock of the Company. Time-based awards, or 50% of the total target award, were granted in the form of 179,571 time-based RSUs under the Company’s 2010 Plan. These time-based awards will cliff vest on March 11, 2016, and will be converted to common stock, net of applicable tax withholdings. Market-based awards, which constitute the remaining 50% of the total award, will vest depending on the Company’s stock price performance during the three year participant service period from March 11, 2013 through March 10, 2016. If the awards vest, they will convert into shares of the Company’s common stock and be paid after the close of the three-year period. At December 31, 2014, the Company's stock price had exceeded all stock price performance targets and is expected to payout at 100% at the end of the three-year period.

Long-Term Incentive Program—2012 LTIP

On May 8, 2012, the Board approved the 2012 Executive Long-Term Incentive Plan (the “2012 Executive LTIP”) under the 2010 Plan. Awards under the 2012 Executive LTIP are both time-based and performance-based. A specific target share award is set for each participant in the 2012 Executive LTIP. Awards will be paid in the form of RSUs or shares of common stock of the Company. Time-based awards, or 50% of the total target award, were granted in the form of 54,750 time-based RSUs under the Company’s 2012 Plan and will vest in equal installments on March 31, 2013, March 31, 2014, and March 31, 2015. These will be converted into shares of common stock as they vest. On March 31, 2013 and March 31, 2014, a total of 31,998 time-based awards vested in accordance with the 2012 Executive LTIP, and were converted to common stock, net of applicable tax withholdings. Performance-based awards, which constitute 50% of the total award, will be determined based on the Company’s performance against a three-year cumulative Adjusted EBITDA metric, adjusted for currency fluctuations during the term of the 2012 Executive LTIP. The performance-based awards will convert into shares of the Company’s common stock and be paid after the close of the three-year performance period. The amount of the payment will be based on a sliding scale ranging from 50% if the metric is achieved at 85% of the target up to 200% if the metric is achieved at or above 115% of the target. At December 31, 2014, management determined, based on the metrics above, the performance based awards are estimated to pay out at 77.3% of total target.

Other Stock Compensation Plans
On August 15, 2012, the Board of Directors of the Company appointed Harold C. Bevis to the position of President and Chief Executive Officer. The Company granted Mr. Bevis a sign-on award of 204,208 restricted stock units and options to acquire 781,701 shares of the Company's Common Stock, par value $0.001 per share. Both the restricted stock units and the options will vest over a three year period, beginning on the second anniversary of the August 15, 2012 grant date. The options have a 10-year term and an exercise price of $4.00 per share, the August 15, 2012 closing price of the Company's common stock on the New York Stock Exchange. On August 15, 2014, one third or 68,063 of Mr. Bevis's restricted stock units vested and were converted to 35,562 shares of the Company's common stock, net of withholdings. In addition, on August 15,2014 one third or 260,541 of Mr. Bevis's options vested. Mr. Bevis exercised his options through a cashless exercise, and after withholding taxes, he received 99,189 shares of the Company's common stock.
Directors’ Deferred Stock Unit Plan
On March 15, 2011, the Board approved a new compensation plan for non-management directors (the “2011 DSU Plan”). Under this plan, each director is to receive an annual retainer of $112, to be paid on a quarterly basis in arrears beginning with the quarter ended June 30, 2011. Half of the annual retainer is payable in deferred stock units (“DSUs”), with the remaining half payable in cash. The non-management directors were awarded an aggregate 24,183 DSUs under the 2011 DSU Plan for service during the year ended December 31, 2014. In addition, in accordance with the 2011 DSU Plan, 20,462 DSUs were settled in Common Stock during the year ended December 31, 2014.
Warrants
In connection with the Company’s reorganization in 2010, the holders of the Company’s Old Common Stock also received warrants to purchase an aggregate of 1,662,350 shares of New Common Stock (the “Warrants”), representing approximately 0.0324108 Warrants for each share of Old Common Stock. The Warrants are exercisable for a term of four years from the issue date at an exercise price of $19.55 per share of New Common Stock. The exercise price was determined in accordance with a formula based on the final amount of allowed claims of the Lenders. In May of 2014, these warrants expired. Accordingly, $13.5 million was reclassified from Stock warrant additional paid in capital to Additional paid in capital on the Consolidated Balance Sheets to reflect the expiration of the warrants.
A summary of RSUs outstanding as of December 31, 2014 and their vesting dates is as follows.

Plan Description	Remaining Vesting Dates	Number of RSUs
Executive time-based RSUs granted during 2012	March 31, 2015	10,418
Non-executive time-based RSUs granted during 2012	March 31, 2015	3,290
Time-based RSUs granted to CEO during 2012	August 15, 2015 and August 15, 2016	136,145
Executive time-based RSUs granted during 2013	Cliff-vest at March 10, 2016	172,573
Executive market-based RSUs granted during 2013	March 10, 2016	172,578
DSUs	Vest immediately upon grant	71,323
Executive time-based RSUs granted during 2014	Cliff-vest at March 10, 2017	60,339
Executive market-based RSUs granted during 2014	March 10, 2017	112,058
		738,724

RSU activity during years ended December 31, 2012, 2013 and 2014, are presented below.

	Number of RSUs	Price Range of Grant- Date Fair Value Per RSU	Weighted Average Grant-Date Fair Value Price Per RSU
Outstanding, December 31, 2011	292,345	7.25 – 21.69	$13.04
Granted	444,974	4.04 – 8.25	4.13
Forfeited	(96,725)	4.07 – 12.93	11.87
Issued or withheld for tax withholding purposes	(179,890)	3.60 – 21.69	8.30
Outstanding, December 31, 2012	460,704	4.04 – 21.69	6.57
Granted	371,152	9.33 – 9.83	9.81
Forfeited	(47,602)	4.07 – 21.69	3.71
Issued or withheld for tax withholding purposes	(86,650)	4.07 – 21.69	11.26
Outstanding, December 31, 2013	697,604	4.04 – 21.69	6.57
Granted	176,118	12.00 - 15.05	12.06
Forfeited	(702)	4.07 – 21.69	3.71
Issued or withheld for tax withholding purposes	(134,296)	4.07 – 21.69	5.18
Outstanding, December 31, 2014	738,724	4.04 – 21.69	$8.61
Exercisable, December 31, 2014 (1)	71,323	2.90 – 24.05	$9.12

(1)
The Company had 71,323 non-employee director DSUs that have vested, but have not yet been converted to common stock. These DSUs have a weighted average exercise price of $9.12, an intrinsic value of $526 and a total grant-date fair value of $650. As the non-employee director can elect to exercise these DSUs six months following their retirement from the Board of Directors, there is no definite weighted average life of these DSUs.

Assumptions
In accordance with Topic 718, the Company uses the following assumptions in determining compensation expense:
Grant-Date Fair Value

The Company calculates the grant-date fair value of time-based RSUs, performance-based RSUs and non-employee directors’ DSUs based on the closing price of the Company’s common stock on the date of grant.
For the options granted on August 15, 2012, as previously discussed, the Company calculated the grant-date fair value by using the Monte Carlo and Black Scholes-Merton pricing models with the following assumptions:

Options
Expected term (based on historical option prices)	6.5 years
Expected volatility (historical volatility blended with peers)	55.1%
Expected dividends (Credit Facility prohibits dividends)	None
Risk-free interest rate (the yield on a U,S, Treasury Strip for the option term)	1.16%
Forfeitures
As the time-based and performance-based RSUs require continued employment or service up to the time of vesting, the amount of stock-based compensation recognized during a period is required to include an estimate of forfeitures. No estimate of forfeitures has been made for RSUs and DSU’s awarded to non-employee directors because they vest immediately upon grant. Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is related to employee attrition and based on a historical analysis of its employee turnover. This analysis is re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will be only for those shares that meet the requirements of continued employment up to the time of vesting. As of December 31, 2014, the forfeiture rates for the 2012 plan is estimated at 5%. In accordance with Topic 718, the cumulative effect of applying the change in estimate retrospectively is recognized in the period of change. During 2013, the Company did not change its forfeiture rate estimates, therefore no cumulative adjustment was made.

As of December 31, 2014, there was approximately $4.8 million of total unrecognized compensation expense related to unvested share-based awards which is expected to be recognized over a weighted average period of 1.64 years.

The Company’s Credit Facility generally prohibits the payment of dividends and accordingly, no such payments were made during the years ended December 31, 2014 and 2013.

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
During 2014, the Company incurred restructuring expenses of $18.1 million. These charges were related to $4.0 million in headcount reductions, $4.5 million of charges related to the closure of the Heidenheim rolls facility, $4.8 million in impairment charges and severance and other charges due to the closing of the Joao Pessoa, Brazil clothing facility, a $1.6 million charge in Italy to terminate a sales agency contract, $1.5 million in severance charges relating to the closure of the Argentina press felt facility, $1.2 million of charges relating to the closed France rolls facility, including costs related moving certain assets to China and other locations in Europe, $0.2 million of costs associated with liquidating the Vietnam facility, and $1.2 million in severance and facility charges relating to the Spain closure. These costs were partially offset by a gain of $0.9 million recorded in connection with the sale of the Spain and France facilities in the third and fourth quarters of 2014.

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

In the fourth quarter of 2014, The Company sold the France and Spain facilities for $2.1 million and $1.1 million, respectively. Their carrying values at the time of sale were $1.8 million and $0.2 million, and the Company recorded a gain on these sales of $0.9 million, which was an offfset to restructuring expense on the Company's Consolidated Statement of Operations.
The Company expects to continue to review its business to determine if additional actions will be taken to further improve its cost structure. Restructuring expenses of approximately $10.0 million are estimated during 2015, primarily related to the continuation of streamlining the operating structure and improving long-term competitiveness of the Company. Actual restructuring costs for 2015 may substantially differ from estimates at this time, depending on actual operating results in 2015 and the timing of the restructuring activities.

The table below sets forth the significant components and activity in the restructuring program during the years ended December 31, 2014, 2013 and 2012:

2014	Balance at December 31, 2013	Charges (1)	Currency Effects	Cash Payments	Balance at December 31, 2014 (2)
Severance	$6,466	$13,095	$(786)	$(13,895)	$4,880
Facility costs and other	1,468	5,638	(333)	(5,955)	818
Total	$7,934	$18,733	$(1,119)	$(19,850)	$5,698
(1) Amount excludes $263 related to impairment charges and $(854) related to the gain on sale of certain asset sales.
(2) Amount included in Accrued Expenses on the Consolidated Balance Sheets at December 31, 2014 and 2013.

2013	Balance at December 31, 2012	Charges (1)	Currency Effects	Cash Payments	Balance at December 31, 2013
Severance	$15,577	$10,574	$57	$(19,742)	$6,466
Facility costs and other	335	3,583	133	(2,583)	1,468
Total	$15,912	$14,157	$190	$(22,325)	$7,934
(1) Amount excludes $687 related to impairment charges.

2012	Balance at December 31, 2011	Charges (1)	Currency Effects	Cash Payments	Balance at December 31, 2012
Severance	$800	$18,050	$172	$(3,445)	$15,577
Facility costs and other	452	5,179	(110)	(5,186)	335
Total	$1,252	$23,229	$62	$(8,631)	$15,912
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
Summarized financial information for the Company’s reportable segments is presented in the tables that follow for each of the three years ended December 31, 2014.

	Machine clothing	Roll Covers	Corporate	Eliminations	Total
2014
Net sales	$347,003	$195,929	$—	$—	$542,932
Depreciation and amortization (1)	$23,457	$9,666	$1,169	$—	$34,292
Segment Earnings (Loss)	$89,305	$41,172	$(14,508)	$—
Total assets	$475,945	$222,355	$670,988	$(775,244)	$594,044
Capital expenditures	$22,964	$10,918	$11,336	$—	$45,218
2013
Net sales	$352,336	$194,556	$—	$—	$546,892
Depreciation and amortization (1)	$26,148	$10,133	$122	$—	$36,403
Segment Earnings (Loss) (2)	$79,852	$41,256	$(13,783)	$—
Total assets	$497,109	$229,105	$712,704	$(814,854)	$624,064
Capital expenditures	$18,799	$10,029	$15,317	$—	$44,145
2012
Net sales	$354,172	$184,568	$—	$—	$538,740
Depreciation and amortization (1)	$29,818	$10,852	$168	$—	$40,838
Segment Earnings (Loss) (2)	$66,731	$34,365	$(11,868)	$—
Total assets	$490,283	$224,288	$698,944	$(794,672)	$618,843
Capital expenditures	$14,026	$7,314	$365	$—	$21,705

(1)	Depreciation and amortization excludes amortization of financing costs, included in interest expense of $3,303, $2,963, and $3,424 for 2014, 2013 and 2012, respectively.

(2) During 2014, the Company adopted a global policy for allocating overhead costs to segments.  As a result of this change, segment earnings reclassifications were made to 2013 and 2012 to be on a consistent basis with 2014, increasing Clothing Segment Earnings and decreasing Rolls Segment Earnings by $3,922k and $3,847k for the years ending December 31, 2013 and December 31, 2012, respectively.

Provided below is a reconciliation of Segment Earnings (Loss) to income before provision for income taxes for each of the three years in the period ended December 31:

	2014	2013	2012
Segment Earnings (Loss):
Machine clothing	$89,305	$79,852	$66,731
Roll Covers	41,172	41,256	34,365
Corporate	(14,508)	(13,783)	(11,868)
Stock-based compensation	(2,548)	(1,736)	(1,949)
Legal fees related to debt refinancing	—	—	(115)
Inventory write-off related to closed facilities	—	(954)
Idle facility asset impairment	—	(667)	(1,195)
Non-recurring expenses related to CEO retirement	—	—	(3,385)
Plant startup costs	(1,521)	(401)
Interest expense, net	(36,768)	(40,681)	(37,878)
Depreciation and amortization (1)	(34,292)	(36,403)	(40,838)
Restructuring expenses	(18,142)	(14,844)	(25,708)
(Loss) gain on debt extinguishment	—	(3,123)	243
Income (loss) before provision for income taxes	$22,698	$8,516	$(21,597)

(1) Excludes amortization of deferred finance costs that are charged to interest expense.
Information concerning principal geographic areas is set forth below. Net sales amounts are for the years ended December 31, 2014, 2013 and 2012 and property, plant and equipment amounts are as of December 31, 2014, 2013 and 2012.

	North America	Europe	Asia Pacific	Other	Total
2014
Net sales	$207,839	$182,788	$101,596	$50,709	$542,932
Property, plant and equipment	$98,421	$113,217	$50,038	$41,941	$303,617
2013
Net sales	$208,746	$189,696	$101,516	$46,934	$546,892
Property, plant and equipment	$103,179	$125,857	$30,733	$49,895	$309,664
2012
Net sales	$202,554	$183,822	$101,758	$50,606	$538,740
Property, plant and equipment	$97,270	$125,980	$29,977	$55,579	$308,806

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

Xerium Technologies, Inc.
Consolidating Balance Sheet
At December 31, 2014
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
ASSETS
Current assets:
Cash and cash equivalents	$605	$(15)	$8,927	$—	$9,517
Accounts receivable, net	50	22,358	60,661	—	83,069
Intercompany (payable) receivable	(107,064)	107,590	(526)	—	—
Inventories	—	17,310	67,016	(776)	83,550
Prepaid expenses	546	1,470	6,456	—	8,472
Other current assets	—	2,021	13,693	—	15,714
Total current assets	(105,863)	150,734	156,227	(776)	200,322
Property and equipment, net	12,365	59,448	231,804	—	303,617
Investments	782,633	229,109	31,500	(1,043,242)	—
Goodwill	—	17,737	44,190	—	61,927
Intangible assets	9,001	1,664	1,042	—	11,707
Non-current deferred tax asset	—	—	10,662	—	10,662
Other assets	—	364	5,445	—	5,809
Total assets	$698,136	$459,056	$480,870	$(1,044,018)	$594,044

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Notes payable	$—	$—	$244	$—	$244
Accounts payable	2,679	10,212	28,936	—	41,827
Accrued expenses	8,511	8,301	39,297	—	56,109
Current maturities of long-term debt	2,944	—	1,462	—	4,406
Total current liabilities	14,134	18,513	69,939	—	102,586
Long-term debt, net of current maturities	460,840	—	—	—	460,840
Liabilities under capital lease	3,503	440	2	—	3,945
Non-current deferred tax liability	97	1,035	9,284	—	10,416
Pension, other post-retirement and post-employment obligations	22,070	1,200	57,201	—	80,471
Other long-term liabilities	181	—	9,715	—	9,896
Intercompany loans	289,896	(401,482)	111,586	—	—
Total stockholders’ (deficit) equity	(92,585)	839,350	223,143	(1,044,018)	(74,110)
Total liabilities and stockholders’ equity (deficit)	$698,136	$459,056	$480,870	$(1,044,018)	$594,044

Xerium Technologies, Inc.
Consolidating Balance Sheet
At December 31, 2013
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
ASSETS
Current assets:
Cash and cash equivalents	$4,120	$(10)	$21,606	$—	$25,716
Accounts receivable, net	—	22,188	65,764	—	87,952
Intercompany (payable) receivable	(112,848)	110,434	2,414	—	—
Inventories	—	18,077	66,632	(779)	83,930
Prepaid expenses	398	936	6,845	—	8,179
Other current assets	514	3,729	11,452	—	15,695
Total current assets	(107,816)	155,354	174,713	(779)	221,472
Property and equipment, net	15,794	59,250	234,620	—	309,664
Investments	700,697	284,444	—	(985,141)	—
Goodwill	—	17,737	51,238	—	68,975
Intangible assets	10,964	3,094	412	—	14,470
Non-current deferred tax asset	—	—	5,045	—	5,045
Other assets	4	—	4,434	—	4,438
Total assets	$619,643	$519,879	$470,462	$(985,920)	$624,064

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Notes payable	$—	$—	$8,267	$—	$8,267
Accounts payable	2,109	10,380	29,731	—	42,220
Accrued expenses	9,794	8,172	43,402	—	61,368
Current maturities of long-term debt	2,024	—	142	—	2,166
Total current liabilities	13,927	18,552	81,542	—	114,021
Long-term debt, net of current maturities	432,706	—	—	—	432,706
Non-current deferred tax liability	327	3,040	12,983	—	16,350
Pension, other post-retirement and post-employment obligations	11,212	1,182	54,472	—	66,866
Other long-term liabilities	106	5	5,459	—	5,570
Intercompany loans	233,755	(355,003)	121,248	—	—
Total stockholders’ (deficit) equity	(72,390)	852,103	194,758	(985,920)	(11,449)
Total liabilities and stockholders’ equity (deficit)	$619,643	$519,879	$470,462	$(985,920)	$624,064

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive (Loss) Income
For the year ended December 31, 2014
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$184,053	$395,751	$(36,872)	$542,932
Costs and expenses:
Cost of products sold	(1,372)	126,004	239,576	(37,047)	327,161
Selling	945	20,628	51,429	—	73,002
General and administrative	8,718	8,448	39,373	—	56,539
Research and development	1,007	4,676	2,220	—	7,903
Restructuring	576	936	16,630	—	18,142
	9,874	160,692	349,228	(37,047)	482,747
(Loss) income from operations	(9,874)	23,361	46,523	175	60,185
Interest (expense) income, net	(35,016)	5,469	(7,221)	—	(36,768)
Foreign exchange (loss) gain	(827)	(215)	323	—	(719)
Equity in subsidiaries income	38,777	8,014	—	(46,791)	—
(Loss) income before provision for income taxes	(6,940)	36,629	39,625	(46,616)	22,698
Provision for income taxes	(442)	(135)	(29,503)	—	(30,080)
Net (loss) income	$(7,382)	$36,494	$10,122	$(46,616)	$(7,382)
Comprehensive (loss) income	$(20,810)	$36,072	$(31,914)	$(46,616)	$(63,268)

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive (Loss) Income
For the year ended December 31, 2013
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$182,935	$411,931	$(47,974)	$546,892
Costs and expenses:
Cost of products sold	(1,690)	125,834	261,157	(48,046)	337,255
Selling	—	22,672	50,676	—	73,348
General and administrative	8,114	4,958	47,143	—	60,215
Research and development	—	5,489	2,369	—	7,858
Restructuring	1,016	847	12,981	—	14,844
	7,440	159,800	374,326	(48,046)	493,520
(Loss) income from operations	(7,440)	23,135	37,605	72	53,372
Interest (expense) income, net	(32,279)	5,665	(14,067)	—	(40,681)
Foreign exchange (loss) gain	(585)	(171)	(295)	—	(1,051)
Equity in subsidiaries income	47,997	15,562	—	(63,560)	(1)
Loss on extinguishment of debt	(3,123)	—	—	—	(3,123)
Dividend income	—	1,555	—	(1,555)	—
(Loss) income before provision for income taxes	4,570	45,746	23,243	(65,043)	8,516
Provision for income taxes	(417)	9	(3,955)	—	(4,363)
Net (loss) income	$4,153	$45,755	$19,288	$(65,043)	$4,153
Comprehensive (loss) income	$12,495	$46,059	$22,483	$(65,043)	$15,994

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive (Loss) Income

For the year ended December 31, 2012
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$178,613	$407,647	$(47,520)	$538,740
Costs and expenses:
Cost of products sold	(1,451)	129,127	265,513	(48,018)	345,171
Selling	—	24,319	53,878	—	78,197
General and administrative	10,241	6,525	46,935	—	63,701
Research and development	—	6,371	3,196	—	9,567
Restructuring	163	510	25,035	—	25,708
	8,953	166,852	394,557	(48,018)	522,344
(Loss) income from operations	(8,953)	11,761	13,090	498	16,396
Interest (expense) income, net	(28,115)	6,503	(16,266)	—	(37,878)
Foreign exchange (loss) gain	(612)	(46)	300	—	(358)
Equity in subsidiaries income	17,875	(20,177)	—	2,302	—
Gain on extinguishment of debt	243	—	—	—	243
Dividend income	1,657	22,928	—	(24,585)	—
(Loss) income before provision for income taxes	(17,905)	20,969	(2,876)	(21,785)	(21,597)
(Provision) benefit for income taxes	(130)	(131)	3,823	—	3,562
Net (loss) income	$(18,035)	$20,838	$947	$(21,785)	$(18,035)
Comprehensive (loss) income	$(18,488)	$21,644	$(9,753)	$(21,785)	$(28,382)

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows
For the year ended December 31, 2014
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net (loss) income	$(7,382)	$36,494	$10,122	$(46,616)	$(7,382)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock-based compensation	2,295	—	253	—	2,548
Depreciation	1,168	7,102	24,482	—	32,752
Amortization of other intangibles	—	1,430	110	—	1,540
Deferred financing cost amortization	3,227	—	76	—	3,303
Unrealized foreign exchange loss on revaluation of debt	(259)	—	—	—	(259)
Deferred taxes	330	—	(5,187)	—	(4,857)
Asset impairment	—	—	136		136
Gain on disposition of property and equipment	—	100	(1,136)	—	(1,036)
Provision for doubtful accounts	—	67	207	—	274
Undistributed equity in (earnings) loss of subsidiaries	(38,777)	(8,014)	—	46,791	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(50)	(237)	(3,174)	—	(3,461)
Inventories	—	14	(8,848)	(175)	(9,009)
Prepaid expenses	(148)	(534)	(155)	—	(837)
Other current assets	514	(297)	(3,495)	—	(3,278)
Accounts payable and accrued expenses	(2,689)	(27)	3,313	—	597
Deferred and other long-term liabilities	(666)	28	(3,501)	—	(4,139)
Intercompany loans	(5,785)	2,928	2,857	—	—
Net cash (used in) provided by operating activities	(48,222)	39,054	16,060	—	6,892
Investing activities
Capital expenditures	(11,336)	(6,259)	(27,623)	—	(45,218)
Intercompany property and equipment transfers, net	17,290	(101)	(17,189)	—	—
Proceeds from disposals of property and equipment	—	79	3,351	—	3,430
Other investing activities	(26,100)	25,600	500		—
Net cash used in investing activities	(20,146)	19,319	(40,961)	—	(41,788)
Financing activities
Increase in notes payable	—	—	(7,168)		(7,168)
Proceeds from borrowings	85,463	—	16,696	—	102,159
Principal payments on debt	(56,743)	(12)	(15,198)	—	(71,953)
Payment of deferred financing fees	(729)	—	(795)	—	(1,524)
Payment of obligations under capital leases	(511)	(310)	—		(821)
Intercompany loans	54,423	(58,056)	3,633	—	—
Other financing activities	(17,050)		17,050		—
Net cash provided by (used in) financing activities	64,853	(58,378)	14,218	—	20,693
Effect of exchange rate changes on cash flows	—	—	(1,996)	—	(1,996)
Net decrease in cash	(3,515)	(5)	(12,679)	—	(16,199)
Cash and cash equivalents at beginning of period	4,120	(10)	21,606	—	25,716
Cash and cash equivalents at end of period	$605	$(15)	$8,927	$—	$9,517

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows
For the year ended December 31, 2013
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net income	$4,153	$45,755	$19,288	$(65,043)	$4,153
Adjustments to reconcile net income to net cash 9used in) provided by operating activities:
Stock-based compensation	1,736	—	—	—	1,736
Depreciation	122	7,413	27,096	—	34,631
Amortization of other intangibles	—	1,682	90	—	1,772
Deferred financing cost amortization	(808)	—	3,771	—	2,963
Unrealized foreign exchange (gain) loss on revaluation of debt	(30)	(45)	1,781	—	1,706
Deferred taxes	327	—	(6,013)	—	(5,686)
Asset impairment	17	351	986		1,354
Gain on disposition of property and equipment	132	52	18	—	202
Loss on extinguishment of debt	3,123	—	—		3,123
(Credit) provision for doubtful accounts	—	(27)	452	—	425
Undistributed equity in earnings of subsidiaries	(47,998)	(15,562)	—	63,560	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	—	(1,189)	(5,094)	—	(6,283)
Inventories	—	(2,405)	(6,300)	(72)	(8,777)
Prepaid expenses	(239)	757	461	—	979
Other current assets	(530)	426	(1,340)	—	(1,444)
Accounts payable and accrued expenses	5,278	2,529	(2,563)	1,555	6,799
Deferred and other long-term liabilities	92	182	(1,813)	—	(1,539)
Intercompany loans	10,442	(2,509)	(7,933)	—	—
Net cash (used in) provided by operating activities	(24,183)	37,410	22,887	—	36,114
Investing activities
Capital expenditures	(15,317)	(5,315)	(23,513)	—	(44,145)
Intercompany property and equipment transfers, net	3	798	(801)	—	—
Proceeds from disposals of property and equipment	—	5	2,262	—	2,267
Other investing activities	(1,000)		1,009		9
Net cash used in investing activities	(16,314)	(4,512)	(21,043)	—	(41,869)
Financing activities
Proceeds from borrowings	199,321	—	—	—	199,321
Principal payments on debt	(105,558)	—	(93,791)	—	(199,349)
Payment of deferred financing fees	(3,246)	—	—	—	(3,246)
Dividends paid	—	—	—	—	—
Intercompany loans	(52,371)	(32,943)	85,314	—	—
Net cash provided by (used in) financing activities	38,146	(32,943)	(8,477)	—	(3,274)
Effect of exchange rate changes on cash flows	—	(1)	(31)	—	(32)
Net decrease in cash	(2,351)	(46)	(6,664)	—	(9,061)
Cash and cash equivalents at beginning of period	6,471	36	28,270	—	34,777
Cash and cash equivalents at end of period	$4,120	$(10)	$21,606	$—	$25,716

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows
For the year ended December 31, 2012
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net (loss) income	$(18,035)	$20,838	$947	$(21,785)	$(18,035)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock-based compensation	1,949	—	—	—	1,949
Depreciation	168	8,340	30,025	—	38,533
Amortization of other intangibles	—	2,212	93	—	2,305
Deferred financing cost amortization	2,407	—	1,017	—	3,424
Unrealized foreign exchange loss on revaluation of debt	—	—	582	—	582
Deferred taxes	—	—	(8,249)	—	(8,249)
Asset impairment	—	—	3,674		3,674
Loss (gain) on disposition of property and equipment	—	128	(704)	—	(576)
Gain on extinguishment of debt	(243)	—	—		(243)
Intercompany dividend	(1,657)	(22,928)	—	24,585	—
Provision (credit) for doubtful accounts	—	(109)	1,063	—	954
Undistributed equity in (earnings) loss of subsidiaries	(17,875)	20,177	—	(2,302)	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	8	355	5,232	—	5,595
Inventories	—	4,087	1,630	(498)	5,219
Prepaid expenses	112	(147)	(3,388)	—	(3,423)
Other current assets	—	1,704	(1,120)	—	584
Accounts payable and accrued expenses	(1,064)	(769)	11,169	—	9,336
Deferred and other long-term liabilities	54	(819)	(1,542)	—	(2,307)
Intercompany loans	6,551	(5,298)	(1,253)	—	—
Net cash (used in) provided by operating activities	(27,625)	27,771	39,176	—	39,322
Investing activities
Capital expenditures	(365)	(2,618)	(18,722)	—	(21,705)
Intercompany property and equipment transfers, net	344	(287)	(57)	—	—
Proceeds from disposals of property and equipment	—	19	1,069	—	1,088
Net cash used in investing activities	(21)	(2,886)	(17,710)	—	(20,617)
Financing activities
Net increase in notes payable	—	—	7,365		7,365
Principal payments on debt	(18,066)	—	(14,989)	—	(33,055)
Payment of deferred financing fees	(1,047)	—	(735)	—	(1,782)
Dividends paid	1,657	4,024	(5,681)	—	—
Intercompany loans	40,025	(29,156)	(10,869)	—	—
Net cash provided by (used in) financing activities	22,569	(25,132)	(24,909)	—	(27,472)
Effect of exchange rate changes on cash flows	—	3	(25)	—	(22)
Net decrease in cash	(5,077)	(244)	(3,468)	—	(8,789)
Cash and cash equivalents at beginning of period	11,548	280	31,738	—	43,566
Cash and cash equivalents at end of period	$6,471	$36	$28,270	$—	$34,777

14. Comprehensive (Loss) Income and Accumulated Other Comprehensive Loss
Comprehensive (loss) income for the years ended December 31, 2014 and 2013 is as follows (net of taxes):

	Years Ended December 31,
	2014	2013
Net (loss) income	$(7,382)	$4,153
Foreign currency translation adjustments	(38,878)	(3,389)
Pension liability changes under Topic 715	(17,135)	14,821
Change in value of derivative instruments	127	409
Comprehensive (loss) income	$(63,268)	$15,994

The components of accumulated other comprehensive loss for the year ended December 31, 2014 are as follows (net of tax benefits of $8,154 in 2014.)

	Foreign Currency Translation Adjustment	Pension Liability Changes Under Topic 715	Change in Value of Derivative Instruments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2013	$(136)	$(29,681)	$(235)	$(30,052)
Other comprehensive loss before reclassifications	(38,878)	—	—	(38,878)
Amounts reclassified from other comprehensive (loss) income
Amortization of actuarial losses	—	(17,135)	—	(17,135)
Amortization of interest expense	—	—	127	127
Net current period other comprehensive (loss) income	(38,878)	(17,135)	127	(55,886)
Balance at December 31, 2014	$(39,014)	$(46,816)	$(108)	$(85,938)

15. Quarterly Financial Data (Unaudited)

The following table presents our unaudited consolidated statements of operations data for each quarter in the two years ended December 31, 2014. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been made to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the notes thereto appearing elsewhere in this document. These operating results are not necessarily indicative of the results of operations that may be expected for any future period.

	For the Three Months Ended
	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013
			(in thousands, except per share data)
Net sales	$130,967	$138,858	$139,723	$133,384	$133,721	$135,042	$138,324	$139,805
Costs and expenses:
Cost of products sold	78,207	83,364	84,372	81,218	84,629	81,656	85,674	85,298
Selling	17,641	18,195	18,988	18,178	18,252	17,779	18,095	19,221
General and administrative	13,202	14,133	14,407	14,797	14,796	15,278	15,506	14,634
Research and development	2,004	1,909	2,044	1,946	1,970	1,845	2,089	1,954
Restructuring	2,430	3,466	7,595	4,651	6,390	3,034	4,165	1,255
Total operating costs and expenses	113,484	121,067	127,406	120,790	126,037	119,592	125,529	122,362
Income from operations	17,483	17,791	12,317	12,594	7,684	15,450	12,795	17,443
Other income (expense):
Interest expense, net	(9,782)	(9,412)	(8,917)	(8,657)	(8,983)	(9,378)	(13,112)	(9,206)
Loss on extinguishment of debt	—	—	—	—	—	—	(3,123)	—
Foreign exchange gain (loss)	98	367	(307)	(877)	50	(905)	50	(249)
Income (loss) before benefit (provision) for income taxes	7,799	8,746	3,093	3,060	(1,249)	5,167	(3,390)	7,988
Benefit (provision) for income taxes	3,360	(29,218)	(2,329)	(1,893)	4,692	(3,063)	(3,489)	(2,503)
Net income (loss)	$11,159	$(20,472)	$764	$1,167	$3,443	$2,104	$(6,879)	$5,485
Comprehensive (loss) income	$(23,785)	$(41,003)	$2,278	$(758)	$13,330	$9,182	$(9,245)	$2,727
Net income (loss) per common share—basic	$0.71	$(1.32)	$0.05	$0.08	$0.22	$0.14	$(0.45)	$0.36
Net income (loss) per common share—diluted	$0.71	$(1.32)	$0.05	$0.07	$0.21	$0.13	$(0.45)	$0.36

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1(1)*	Joint Prepackaged Plan of Reorganization, as confirmed by the bankruptcy court on May 12, 2010.
2.2(2)	Confirmation Order, dated May 12, 2010.
3.1(3)	Second Amended and Restated Certificate of Incorporation of Xerium Technologies, Inc.
3.2(4)	Amended and Restated By-Laws of Xerium Technologies, Inc.
4.1(5)	Registration Rights Agreement by and among Xerium Technologies, Inc. and certain of its investors.
4.2(6)	Form of Stock Certificate.
4.3(7)	Form of Warrant.
4.4(8)	Dividend Reinvestment Plan.
4.5(9)	Indenture among the Company, the guarantor parties thereto and U.S. Bank National Association as Trustee, dated May 26, 2011.
4.6(10)	Registration Rights Agreement among the Company, the guarantor parties thereto and the Initial Purchasers, dated May 26, 2011.
4.7(11)	Form of 8.875% Senior Notes due 2018 (included in exhibit 4.5).
10.1.1(12)	$200 million Term Credit Facility among the Company, certain direct and indirect U.S. subsidiaries of the Company, and certain financial institutions, dated May 17, 2013.
10.1.2(12)
$40 million revolving credit facility among the Company, certain direct and indirect U.S. and Canadian subsidiaries of the Company, and certain financial institutions, dated March 3, 2014 (filed herewith).

10.2(52)	First Amendment to the Term Credit Facility among the Company
10.3(53)
First Amended and Restated Revolving Credit and Guaranty Agreement among the Company, Xerium Canada Inc., and the Company's German subsidiaries as borrowers, and certain other direct and indirect subsidiaries as guarantors, and certain financial institutions, dated March 3, 2014.

10.4(13)	Director Nomination Agreement entered into by and among the Company and AS Investors, LLC, dated May 25, 2010.

Exhibit No.	Description of Exhibit
10.5(14)	Director Nomination Agreement entered into by and among the Company, Carl Marks Strategic Investments, L.P., and Carl Marks Strategic Opportunities Fund, L.P., dated May 25, 2010.
10.6(15)+	2005 Equity Incentive Plan.
10.7(16)+	Amendment No. 1 to the 2005 Equity Incentive Plan.
10.8(17)+	Amendment No. 2 to the 2005 Equity Incentive Plan.
10.9(18)+	Amendment No. 3 to the 2005 Equity Incentive Plan.
10.10(19)+	Performance Criteria Terms for Performance-Based Awards Under the 2005 Equity Incentive Plan.
10.11(20)+	2009 Director Restricted Stock Units Agreement dated as of June 9, 2009.
10.12(21)+	2009 Director Restricted Stock Units Agreement dated as of August 4, 2009.
10.13(22)+	2010 Equity Incentive Plan.
10.14(23)+	Amendment No. 1 to 2010 Equity Incentive Plan.
10.15(24)+	Amendment No. 2 to 2010 Equity Incentive Plan.
10.16(25)+	Performance Award Program for 2010.
10.17(26)+	Long Term Incentive Plan.
10.18(27)+	2011-2013 Long-Term Incentive Plan.
10.19(28)+	2012-2014 Executive Long-Term Incentive Plan.
10.20(29)+	Form of Time-Based Restricted Stock Units Agreement under the Long Term Incentive Plan.
10.21(30)+	2013-2015 Executive Long-Term Incentive Plan and Form of Award Agreement.
10.22(31)	Form of 2013 Management Incentive Plan.
10.23(32)+	Form of Independent Director Indemnification Agreement entered into between the Registrant and certain independent directors.
10.24(33)+	Form of 2010 Director Option Agreement.
10.25(34)+	Non-Management Director Compensation Policy.
10.26(35)+	Directors’ Deferred Stock Unit Plan.
10.27(36)+	Employment Agreement with Harold C. Bevis.
10.28(37)+	Restricted Stock Unit Agreement with Harold C. Bevis.
10.29(38)+	Option Agreement with Harold C. Bevis.
10.30(39)+	Amended and Restated Service Contract with John Badrinas.
10.31(40)+	Employment Agreement with Clifford E. Pietrafitta.
10.32(41)+	Amended and Restated Employment Agreement with David Pretty.
10.33(42)+	Amendment to Amended and Restated Employment Agreement with David Pretty.
10.34(43)+	Amendment No. 3 to Employment Agreement with David Pretty.
10.35(44)+	Employment Agreement with Thomas C. Johnson.
10.36(45)+	Amendment to Employment Agreement with Thomas Johnson.
10.37(46)+	Employment Agreement with Eduardo Fracasso.
10.38(47)+	Employment Agreement with Kevin McDougall.
10.39(48)+	Amendment to Employment Agreement with Kevin McDougall.
10.40(49)+	Form of December 2011 Amendment to Employment Agreements with senior executive officers.
10.41(50)+	Employment Agreement with Michael Bly.
10.42(51)+	Employment Agreement with William Butterfield.
10.43(54)+	Form of 2014 Management Incentive Plan
10.44(55)+	Employment Agreements with Wern-Lirn "Paul" Wang
10.45(56)+	2014-2016 Executive Long Term Incentive Plan and Form of Agreement
10.46(57)	Second Amendment to Credit and Guaranty Agreement dated as of August 18, 2014
10.47(58)	Second Amendment to First Amended and Restated Revolving Credit and Guaranty Agreement, dated September 9, 2014.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Exhibit
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2010, and incorporated herein by reference.
(2)	Filed as Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2010, and incorporated herein by reference.
(3)	Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(4)	Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(5)	Filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on June 23, 2005, and incorporated herein by reference.
(6)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(7)	Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(8)	Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on February 20, 2007, and incorporated herein by reference.
(9)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2011, and incorporated herein by reference.
(10)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2011, and incorporated herein by reference.
(11)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2011, and incorporated herein by reference.
(12)	Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 23, 2013, and incorporated herein by reference.
(13)	Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(14)	Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(15)	Filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on June 23, 2005, and incorporated herein by reference.
(16)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2008, and incorporated herein by reference.
(17)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 11, 2008, and incorporated herein by reference.
(18)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 11, 2009, and incorporated herein by reference.
(19)	Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 11, 2008, and incorporated herein by reference.
(20)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2009, and incorporated herein by reference.

(21)	Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2009, and incorporated herein by reference.
(22)	Filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(23)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2011, and incorporated herein by reference.
(24)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2013, and incorporated herein by reference.
(25)	Filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(26)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2010 and incorporated herein by reference.
(27)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011, and incorporated herein by reference.
(28)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2012, and incorporated herein by reference.
(29)	Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2010 and incorporated herein by reference.
(30)	Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2013, and incorporated herein by reference.
(31)	Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2013, and incorporated herein by reference.
(32)	Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2008, and incorporated herein by reference.
(33)	Filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2010, and incorporated herein by reference.
(34)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2013, and incorporated herein by reference.
(35)	Filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011 and incorporated herein by reference.
(36)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2012, and incorporated herein by reference.
(37)	Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2012, and incorporated herein by reference.
(38)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2012, and incorporated herein by reference.
(39)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2007, and incorporated herein by reference.
(40)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011, and incorporated herein by reference.
(41)	Filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2009, and incorporated herein by reference.
(42)	Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011, and incorporated herein by reference.
(43)	Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2012, and incorporated herein by reference.
(44)	Filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2009, and incorporated herein by reference.
(45)	Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011, and incorporated herein by reference.
(46)	Filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K filed on March 26, 2010, and incorporated herein by reference.
(47)	Filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2010, and incorporated herein by reference.
(48)	Filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011, and incorporated herein by reference.
(49)	Filed as Exhibit 10.56 to the Registrant’s Registration Statement on Form S-4 filed on December 22, 2011, and incorporated herein by reference.

(50)	Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2013, and incorporated herein by reference.
(51)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2013, and incorporated herein by reference.
(52)	Filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K filed on March 4, 2014 and incorporated herein by reference.
(53)	Filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-Q filed on May 8, 2014 and incorporated herein by reference.
(54)	Filed as Exhibit 10.2 to the Registrant's Annual Report on Form 10-Q filed on May 8, 2014 and incorporated herein by reference.
(55)	Filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-Q filed on August 5, 2014 and incorporated herein by reference.
(56)	Filed as Exhibit 10.1 to the Registrant's Annual Report on Form 8-k filed on August 18, 2014 and incorporated herein by reference.
(57)	Filed as Exhibit 10.2 to the Registrant's Annual Report on Form 10-Q filed on November 3, 2014 and incorporated herein by reference.
+	Management contract or compensatory arrangement or plan.
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

XERIUM TECHNOLOGIES, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS
For the years ended:

	Balance at Beginning of Year	Charged (Credited) to Cost and Expense	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year

2014	$5,553	$274	$(579)	$(246)	$5,002
2013	$5,300	$425	$(47)	$(125)	$5,553
2012	$5,232	$954	$(59)	$(827)	$5,300

ALLOWANCE FOR SALES RETURNS
For the years ended:

	Balance at Beginning of Year	Charged to Revenue	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year

2014	$7,074	$5,453	$(6,937)	$(538)	$5,052
2013	$5,336	$7,660	$(397)	$(5,525)	$7,074
2012	$5,746	$3,912	$(155)	$(4,167)	$5,336

ALLOWANCE FOR CUSTOMER REBATES
For the years ended:

	Balance at Beginning of Year	Charged to Revenue	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year

2014	$1,314	$1,009	$(129)	$(599)	$1,595
2013	$1,364	$647	$(34)	$(663)	$1,314
2012	$1,265	$878	$29	$(808)	$1,364

INCOME TAX VALUATION ACCOUNT
For the years ended:

	Balance at Beginning of Year	Charged to (Credited to) Income Tax Provision	Effect of Foreign Currency Translation (1)	Deduction from Reserves	Balance at End of Year

2014	$99,859	$7,519	$2,042	$(6,625)	$102,795
2013	$112,143	$(2,973)	$(2,840)	$(6,471)	$99,859
2012	$105,388	$4,324	$2,431	$—	$112,143

(1) This includes amounts recorded to Accumulated Other Comprehensive Income.