Form 10-K/A
period 2014-12-31
XERIUM TECHNOLOGIES INC
filed 2015-04-30
CIK 1287151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10K/A
(Amendment No. 1)
☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number 001-32498
Xerium Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	42-1558674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14101 Capital Boulevard
Youngsville, North Carolina 27596
(Address of principal executive offices)
(919) 526-1400
Registrant’s telephone number, including area code
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g)OF THE ACT: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting common stock held by non-affiliates of the registrant on June 28, 2014, the last business day in the second fiscal quarter, was approximately $151,621,877. There were 15,593,708 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of April 20, 2015.

EXPLANATORY NOTE
The registrant filed an Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”) on March 4, 2015, pursuant to which it incorporated by reference into Part III thereof portions of its definitive Proxy Statement for its 2015 Annual Meeting of Shareholders to be subsequently filed with the Securities and Exchange Commission (the “Proxy Statement”). The registrant has determined to amend the Form 10-K to include such Part III information in this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”), rather than incorporating it into the Form 10-K by reference to the Proxy Statement. Accordingly, Part III of the Form 10-K is hereby amended and restated in its entirety as set forth below.

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

No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update the Form 10-K, including the exhibits to the Form 10-K, affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and our other filings made with the Securities and Exchange Commission.

TABLE OF CONTENTS
PART III    1
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE    1
ITEM 11. EXECUTIVE COMPENSATION    7
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS    31
ITEM 13. CERTAIN RELATIONSHIPS, RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE    33
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES    34
PART IV    34
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES    34

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The following table sets forth as to each of our directors: (i) positions with us and principal occupation during the past five years; (ii) other directorships, including any directorships held during the past five years, with publicly held companies or investment companies; (iii) age as of April 30, 2015; and (iv) period of service as a director.

Name	Positions with Xerium and Principal Occupation and Other Directorships	Age	Director Since
Roger A. Bailey
Mr. Bailey has served as a director since July 11, 2012. Mr. Bailey currently serves as President of the Power Products Division, North America for ABB Inc., a global leader in power and automation technologies. He has been with ABB for more than 30 years, having served more recently as President - Process Automation North America from 2004-2011; Group Vice President - Pulp and Paper Business Unit from 2005-2011; and Senior Vice President - Paper and Minerals from 2002-2004, among other positions. Mr. Bailey brings to the Board experience at growing ABB's sales to customers in the paper industry during a time of declining paper volume, in restructuring ABB's footprint towards growth-oriented markets and knowledge of international markets, including Asia and, in particular, China.

		57	July 2012
Harold C. Bevis
Mr. Bevis has served as a director and as President and Chief Executive Officer of Xerium since August 15, 2012. Mr. Bevis most recently served as the Chairman and Chief Executive Officer of Prolamina Corporation, a flexible packaging company serving the food, medical and consumer markets, from August 2010 until April 2012. Prior to that from October 2003 until December 2009 he served as Chief Executive Officer, President and director of Pliant Corporation, a film and flexible packaging products producer for personal care, medical, food, industrial and agricultural markets. In 2006 and 2009, Pliant Corporation filed for Chapter 11 protection under the Bankruptcy Code while Mr. Bevis was serving as its President and Chief Executive Officer. He has also served as President, Chief Executive Officer and director of Jordan Telecommunication Products and has held executive positions with Emerson Electric and General Cable Corporation. He is a 1983 graduate of Iowa State University receiving an Industrial Engineering degree and earned a Masters of Business Administration degree from Columbia University in 1988. Mr. Bevis' leadership skills and management experience, including serving as Chief Executive Officer or in executive positions for multiple companies operating internationally, qualify him to serve on the Board. As our Chief Executive Officer, Mr. Bevis brings to the Board a critical understanding of our business operations and management and the implementation of Board strategy.

		55	August 2012

Name	Positions with Xerium and Principal Occupation and Other Directorships	Age	Director Since
David A. Bloss, Sr.
Mr. Bloss has served as a director since April 19, 2011. Mr. Bloss served as Chairman, President, and Chief Executive Officer of CIRCOR International, Inc., a supplier of valves and accessories, from December 1998 to March 2008. Mr. Bloss retired as Chairman of the Board of CIRCOR in February 2009. From June 1993 until December 1998, Mr. Bloss served as Executive Vice President and then President and Chief Operating Officer of Watts Industries, Inc., which spun off CIRCOR as of October 18, 1999. Earlier in his career, Mr. Bloss worked with the auditing firm of Price Waterhouse & Co. where he gained his certified public accountant credentials. Mr. Bloss currently serves on the Board of Directors of Magnetek, Inc., a provider of digital power and motion control systems. Mr. Bloss brings to the Board significant management experience and familiarity with reporting requirements of public companies, which gives him a valuable perspective in his role as a director. His qualifications to serve as a director also include his financial background and his manufacturing experience.
		64	April 2011
Ambassador April H. Foley
Ambassador Foley has served as a director since May 25, 2010. Ambassador Foley served as the United States Ambassador to Hungary from 2006 to 2009. Prior to serving as U.S. Ambassador to Hungary, she held several positions at the Export-Import Bank of the United States. After first serving as a Director of the Bank, she was appointed to be First Vice President and Vice Chairman in 2003. Ambassador Foley also previously held various positions with PepsiCo, Inc. She also serves on the Board of Directors of Alliant Techsystems Inc., an aerospace and defense company. Ambassador Foley’s financial background and international experience, including an MBA from Harvard Graduate School of Business Administration and her public service for the federal government of the United States, qualify her to serve on the Board. Ambassador Foley’s extensive knowledge of international affairs, including the international financial system, enables her to offer valuable insight, judgment and perspectives in support of the Board’s oversight role and its other functions.
		67	May 2010
Jay J. Gurandiano
Mr. Gurandiano has served as a director since December 1, 2008. From September 2012 until December 2013, Mr. Gurandiano served as the Chairman, President and Chief Executive Officer of SP Fiber Technologies LLC, a newsprint and packaging manufacturer. Additionally, he has been the Managing Director of Stone House Investment Holdings Inc., an investment holdings company, since October 2000. He has served as a director of Eacom Timber Company since 2011 and he also served as the Chairman of the Board of Directors of Ainsworth Lumber Co. Ltd., a lumber and wood products company, from 2008 until May 2010. Mr. Gurandiano brings to the Board significant management experience, particularly with respect to the paper industry, which gives him a valuable perspective in his role as a director. His qualifications to serve as a director also include his legal background and his private equity investment experience.
		69	December 2008
John F. McGovern
Mr. McGovern has served as a director since May 25, 2010. Mr. McGovern is the founder, and since 1999 a partner, of Aurora Capital LLC, a private investment and consulting firm based in Atlanta, GA. Prior to founding Aurora Capital, Mr. McGovern served in a number of positions of increasing responsibility at Georgia-Pacific Corporation from 1981 to 1999, including Executive Vice President/Chief Financial Officer from 1994 to 1999. Mr. McGovern has served as a director of Neenah Paper, Inc. since 2006 and as a director of NewPage Holdings Inc. since 2012. Mr. McGovern previously served as a director of GenTek, Inc. from 2003 to 2009 and currently serves on the board of its private successor, General Chemical. He also previously served as a director of Collective Brands, Inc. from 2003 until October 2012. Mr. McGovern also serves on the boards of The Newark Group (since 2010), a recycled paperboard company, and Hoffmaster Inc. (since 2011), a producer of speciality disposable tabletop products. Mr. McGovern brings to the Board significant executive leadership and financial experience in the paper industry, including his experience as Chief Financial Officer of Georgia-Pacific Corporation. In addition, Mr. McGovern brings to the Board the experience of serving on the boards of multiple public and private companies and the views and judgment of a leader who is highly respected for his business expertise and acumen.
		68	May 2010

Name	Positions with Xerium and Principal Occupation and Other Directorships	Age	Director Since
James F. Wilson
Mr. Wilson has served as a director since May 25, 2010 and Chairman of the Board since August 2012. He has been a principal of Carl Marks Management Company, LLC since 2001, which manages investment partnerships focused on distressed securities. Mr. Wilson previously served as a director of Seneca Foods Corporation from 2008 to 2009. Mr. Wilson earned a BA in Economics from Dartmouth College, and an MBA from Harvard Graduate School of Business Administration. Mr. Wilson’s investment management and business experience qualify him to serve on the Board. In addition, we believe that given Mr. Wilson’s affiliation with Carl Marks, a significant former lender and stockholder of Xerium, he can serve as a valuable resource to the Board in understanding and interfacing with our stakeholders.
		57	May 2010

Executive Officers
The following table sets forth information regarding our executive officers as of April 30, 2015. On the date that our Chapter 11 petitions were filed, Messrs. Pretty and Fracasso were serving as executive officers of Xerium and, in some cases, executive officers of the Debtor Subsidiaries.

Name	Age	Position
Harold C. Bevis	55	President, Chief Executive Officer and Board Member
Clifford E. Pietrafitta	53	Executive Vice President and Chief Financial Officer
David Pretty	51	President – Xerium North America and Europe
Eduardo Fracasso	55	President – Xerium South America
Wern-Lirn "Paul" Wang	56	President – Xerium Asia
Kevin McDougall	56	Executive Vice President, General Counsel and Secretary
Michael Bly	48	Executive Vice President of Global Human Resources
William Butterfield	61	EVP and Chief Technology Officer
Harold C. Bevis has served as a director and as President and Chief Executive Officer of the Company since August 15, 2012. Mr. Bevis most recently served as the Chairman and Chief Executive Officer of Prolamina Corporation, a flexible packaging company serving the food, medical and consumer markets, from August 2010 until April 2012. Prior to that from October 2003 until December 2009 he served as Chief Executive Officer, President and director of Pliant Corporation, a film and flexible packaging products producer for personal care, medical, food, industrial and agricultural markets. In 2006 and 2009, Pliant Corporation filed for Chapter 11 protection under the Bankruptcy Code while Mr. Bevis was serving as its President and Chief Executive Officer. He has also served as President, Chief Executive Officer and director of Jordan Telecommunication Products and has held executive positions with Emerson Electric and General Cable Corporation. Since June 2014, he has served on the Board of Directors of Commercial Vehicle Group, Inc. He is a 1983 graduate of Iowa State University receiving an Industrial Engineering degree and earned a Masters of Business Administration degree from Columbia University in 1988.

Clifford E. Pietrafitta has served as Executive Vice President and Chief Financial Officer since March 14, 2011. Mr. Pietrafitta served as the Chief Financial Officer of CSS Industries, Inc., a consumer products company, from January 1999 to March 2010. Prior to that he served as the Vice President—Finance of CSS Industries from November 1995 to January 1999, and as Treasurer from 1991 to November 1995.

David Pretty has served as President—Xerium North America since February 2008 and President—Xerium Europe since April 2013. Prior to his appointment as President—Xerium Europe, he served as President—Europe PMC from February 2010. He served as President—Weavexx, our North American clothing operation, from December 2005 until February 2008. From November 2004 to December 2005 he was the Senior Vice President—Sales, Marketing, Technology and Operations for Weavexx. From August 2003 to November 2004 he was the Senior Vice President—Sales, Marketing and Technology for Weavexx. From August 2000 until August 2003 he was the Vice President—Sales and Marketing for Weavexx.

Eduardo Fracasso has served as President—Xerium South America since January 2008. From April 2007 to December 2007 he served as President—Xerium Brazil. Prior to that, he held various operational positions within our Brazilian subsidiaries over a period of approximately 18 years, most recently as Operational Director.

Wern-Lirn "Paul" Wang has served as President - Xerium Asia since March 2014. From March 2011 until just prior to joining Xerium he served as the Chief Executive Officer of Asia Timber Products, where he led the medium density fiberboard and laminating flooring manufacturer in China. Mr. Wang also served as the Managing Director for China of Owens-Illinois from July 2009 until March 2011. Prior to that, he held leadership positions at International Paper, PPG Industries and Owens-Corning Fiberglass.

Kevin McDougall has served as Executive Vice President and General Counsel since April 2010 and Secretary since November 2012. From September 2007 to April 2010, he served as Executive Vice President and General Counsel of HVM, LLC, the management company for Extended Stay Hotels, a hotel chain. From 2003 to 2007, Mr. McDougall was employed at BI-LO LLC and Bruno’s Supermarkets, Inc., a supermarket chain, most recently serving as Senior Vice President, General Counsel and Secretary. In February 2009 and March 2009, respectively, Bruno’s and BI-LO each filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. From 1998 to 2002, he was the Vice President and General Counsel-Worldwide at Bell & Howell/Bell & Howell Mail and Messaging Technologies Company, a developer of production mail equipment and software technologies. He also served as Corporate Counsel (from 1986 to 1991) and Vice President and Senior Counsel (from 1991 to 1998) at GE Capital/GE Capital Mortgage Corporation.

Michael Bly has served as Executive Vice President of Global Human Resources since April 15, 2013. From December 2009 to April 2013, he served as Vice President of Human Resources of Berry Plastics, a flexible packaging company. From August 2007 to December 2009, he served as Vice President of Human Resources at Pliant Corporation, a film and flexible packaging products producer for personal care, medical, food, industrial and agricultural markets.

William Butterfield has served as Executive Vice President and Chief Technology Officer since April 19, 2013. Prior to that he served as Vice President for Global Rolls Technology from 2006 until his promotion in April 2013. Mr. Butterfield has been with our rolls business since 1988 and has served in several capacities.

CORPORATE GOVERNANCE

Board Meetings and Director Attendance at the Annual Meeting

The Board held ten meetings during 2014. Each of the directors attended at least 75% of the aggregate of (i) the total number of meetings of the Board, and (ii) the total number of meetings held by all committees of the Board on which that director served during 2014 (in each case, which were held during the period for which he or she served as a director and/or a member of the applicable committee). We encourage our directors to attend Annual Meetings of Stockholders and believe that attendance at Annual Meetings of Stockholders is just as important as attendance at meetings of the Board and its committees. Six of our seven directors in office at the time attended the 2014 Annual Meeting of Stockholders.

Board Leadership Structure

In 2012, the Board elected to separate the roles of Chairman of the Board and Chief Executive Officer. In connection with the separation of roles, the Board appointed Mr. Wilson as the Chairman of the Board and eliminated the former role of lead independent director held by him, though Mr. Wilson remains an independent director.

The Board concluded that having a separate Chairman of the Board and Chief Executive Officer is currently the most appropriate and effective leadership structure. In reaching this conclusion, the Board considered that separating the roles of Chairman and Chief Executive Officer would most effectively facilitate communication between management and non-employee directors between meetings of the Board. In addition, because the Chairman is primarily responsible for setting meeting agendas in consultation with Mr. Bevis, the Chief Executive Officer, Mr. Wilson is well positioned to ensure that the concerns of non-employee directors are addressed and that Board meetings make effective use of everyone's time. Mr. Bevis, in turn, is able to provide more attention to management of the Company's business.

While the Board believes the current leadership structure is appropriate and in the best long-term interest of the Company and our stockholders at this time, it reserves the right to consider alternative Board leadership structures, including those that combine the offices of Chairman and Chief Executive Officer, in the future if it determines those alternatives are appropriate for the Company under different circumstances.

Board Oversight and Risk Management

We operate in a complex environment and are subject to a number of significant risks. The Board works with our management to manage the various risks we face. The role of the Board is one of oversight of our risk management processes and procedures; the role of management is to develop and implement those processes and procedures on a strategic and daily basis and to identify, manage, and mitigate the risks that we face. As part of its oversight role, the Board regularly discusses, both with and without management present, our risk profile and how our business strategy effectively manages and leverages the risks that we face.

To facilitate its oversight of Xerium, the Board has delegated certain functions (including the oversight of risks related to these functions) to committees of the Board. The Audit Committee oversees, reviews and discusses with management our policies relating to risk assessment and management, including steps that management has taken or should have taken to minimize risk to us and the Compensation Committee evaluates the risks presented by our compensation programs and analyzes these risks when designing compensation plans. The roles of our committees are discussed in more detail below.

Although the Board has delegated certain functions to various committees, each of these committees regularly reports to and solicits input from the full Board regarding its activities.

Board Committees

The Board has standing Audit, Compensation, and Nominating and Governance Committees, as described more fully below. The Audit, Compensation and Nominating and Governance Committees are each comprised of independent directors.

Audit Committee. John F. McGovern is the Chair and Ambassador April H. Foley and Jay J. Gurandiano are the other current members of our Audit Committee. The Audit Committee met five times during 2014. The Board has determined that each member of our Audit Committee is independent within the meaning of the rules and regulations of the NYSE. Furthermore, as required by the rules and regulations of the Securities and Exchange Commission (the “SEC”), no member of the Audit Committee receives, directly or indirectly, any consulting, advisory, or other compensatory fees from us other than Board and committee fees. The Board has determined that John F. McGovern is an “audit committee financial expert” within the meaning of the rules and regulations of the SEC. The Audit Committee operates pursuant to a written charter that is available free of charge on our website at www.xerium.com or by requesting a copy from Investor Relations, Xerium Technologies, Inc., 14101 Capital Boulevard, Youngsville, NC 27596.

The principal duties and responsibilities of the Audit Committee are as follows: (a) to monitor our financial reporting process and internal control systems, including our policies and programs relating to financial risk assessment and management; (b) to appoint and replace our independent registered public accounting firm, determine its compensation and other terms of engagement, and oversee its work; (c) to oversee the performance of our internal audit function; and (d) to oversee overall risk management and assessment and our compliance with legal, ethical, and regulatory matters. The Audit Committee and the Board have established procedures for the receipt, retention, and treatment of complaints received by us regarding accounting, internal accounting controls, or auditing matters and for confidential, anonymous submission by our employees of concerns regarding questionable accounting or other matters, as described under “Policies on Communicating with Non-Management Directors and Reporting Concerns Regarding Accounting and Other Matters.” The Audit Committee also has the authority to hire independent counsel and other advisors to carry out the Audit Committee’s duties, and we are required to provide appropriate funding, as the Audit Committee determines, to compensate any advisors retained by the Audit Committee.

The report of the Audit Committee will be included in our Proxy Statement for the 2015 Annual Meeting of Stockholders under “Audit Committee Report.”

Compensation Committee. David A. Bloss, Sr. is the Chair and Roger A. Bailey and James F. Wilson are the other current members of our Compensation Committee. The Compensation Committee met seven times during 2014. The Board has determined that each member of the Compensation Committee is independent within the meaning of the rules and regulations of the NYSE. The Compensation Committee operates pursuant to a written charter that is available free of charge on our website at www.xerium.com or by requesting a copy from Investor Relations, Xerium Technologies, Inc., 14101 Capital Boulevard, Youngsville, NC 27596.

The principal duties and responsibilities of the Compensation Committee are as follows: (a) to provide oversight on the development and implementation of our compensation policies, strategies, plans, and programs for our key employees and disclosure relating to these matters; (b) to review and approve the compensation of our chief executive officer and the other executive officers of Xerium and its subsidiaries; and (c) to provide oversight concerning the selection of officers, management succession planning, performance of individual executives, and related matters.

The report of the Compensation Committee is included in this Proxy Statement under “Compensation Committee Report.”

Nominating and Governance Committee. Ambassador April H. Foley is the Chair and David A. Bloss, Sr. and James F. Wilson are the other current members of our Nominating and Governance Committee. The Nominating and Governance Committee met four times during 2014. The Board has determined that each member of the Nominating and Governance Committee is independent within the meaning of the rules and regulations of the NYSE. The Nominating and Governance

Committee operates pursuant to a written charter that is available free of charge on our website at www.xerium.com or by requesting a copy from Investor Relations, Xerium Technologies, Inc., 14101 Capital Boulevard, Youngsville, NC 27596.

The principal duties and responsibilities of the Nominating and Governance Committee are as follows: (a) to establish criteria for Board and committee membership and recommend to the Board proposed nominees for election to the Board and for membership on committees of the Board; (b) to make recommendations regarding proposals submitted by our stockholders; (c) to make recommendations to the Board regarding corporate governance matters and practices, including compensation for outside directors; and (d) to oversee the management continuity planning process and evaluate succession plans for the Chief Executive Officer and other executive officer positions.

In identifying and recommending nominees for positions on the Board, the Nominating and Governance Committee takes into account each candidate’s ability, judgment, and experience and the overall diversity and composition of the Board. A candidate’s skills and experience must also support our strategy. The Nominating and Governance Committee places primary emphasis on the criteria set forth under “Board Membership Criteria” in our Corporate Governance Guidelines, namely, and not to imply priority: (1) broad-based business skills and experiences; (2) prominence and reputation in their profession; (3) global business perspective; (4) concern for the long-term interests of the stockholders; and (5) personal integrity and judgment. The Nominating and Governance Committee does not set specific, minimum qualifications that nominees must meet in order to be recommended to the Board, but rather the Board believes that each nominee should be evaluated based on his or her individual merits, taking into account our needs and the composition of the Board. Members of the Nominating and Governance Committee discuss and evaluate possible candidates in detail and suggest individuals to explore in more depth. Once a candidate is identified whom the Nominating and Governance Committee wants to seriously consider and move toward nomination, the Chair of the Nominating and Governance Committee enters into a discussion with that candidate.

The Nominating and Governance Committee will consider candidates recommended by stockholders. It is the policy of the Nominating and Governance Committee that candidates recommended by stockholders will be given appropriate consideration in the same manner as other candidates. The procedure for submitting candidates for consideration by the Nominating and Governance Committee for election at our 2016 Annual Meeting of Stockholders is described under “Stockholder Proposals.”

In addition, we have entered into Director Nomination Agreements with each of American Securities and Carl Marks, which enable them to designate one director each for nomination to the Board.

Independent Director Meetings

In addition to the meetings of the committees of the Board described above, our independent directors met four times in executive session during 2014. These executive sessions were either held in connection with Board meetings or were separately called by Mr. Wilson, our Chairman during 2014. Our Corporate Governance Guidelines provide that these executive sessions be chaired by our independent Chairman, unless our Chairman is not independent at that time. The independent directors are currently Ambassador Foley and Messrs. Bailey, Bloss, Gurandiano, McGovern, and Wilson. The Board has established a procedure whereby interested parties may make their concerns known to the independent directors, which is described under “Policies on Communicating with Non-Management Directors and Reporting of Concerns Regarding Accounting and Other Matters.”

Processes and Procedures for Executive and Director Compensation

For a discussion concerning the processes and procedures for determining executive and director compensation and the role of executive officers and compensation consultants in determining or recommending the amount or form of compensation, see “Compensation Discussion & Analysis” and “Compensation of Directors.”

Corporate Code of Business Conduct and Ethics, Corporate Governance Guidelines and Director Share Ownership Guidelines

We have adopted a Corporate Code of Business Conduct and Ethics for our directors, officers, and employees, including our chief executive officer, chief financial officer, and controller. A copy of our Corporate Code of Business Conduct and Ethics may be accessed free of charge by visiting our website at www.xerium.com or by requesting a copy from Investor Relations, Xerium Technologies, Inc., 14101 Capital Boulevard, Youngsville, NC 27596. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver from, a provision of the Corporate Code of Business Conduct and Ethics that applies to our chief executive officer, chief financial officer, or controller by posting the amendment or waiver to our website.

A copy of our Corporate Governance Guidelines and Director Share Ownership Guidelines may also be accessed free of charge by visiting our website at www.xerium.com or by requesting a copy from Investor Relations, Xerium Technologies, Inc., 14101 Capital Boulevard, Youngsville, NC 27596.

Policies on Communicating with Independent Directors and Reporting of Concerns Regarding Accounting and Other Matters

The Board and the Audit Committee have adopted policies on communicating with the independent directors and reporting concerns regarding accounting and other matters. Any stockholder or other interested party who wishes to communicate with the Chairman of the Board may do so by writing to: Chairman of the Board, Xerium Technologies, Inc., 14101 Capital Boulevard, Youngsville, NC 27596. Stockholders or other interested parties who wish to communicate with the independent directors may do so by writing to: Independent Directors, c/o Chairman of the Board, Xerium Technologies, Inc., 14101 Capital Boulevard, Youngsville, NC 27596. These communications will be handled by the Chairman and forwarded to the independent directors at or prior to the next meeting of the independent directors. Stockholders or other interested parties who wish to communicate with the Board may do so by writing to: Board of Directors, c/o Chairman of the Board, Xerium Technologies, Inc., 14101 Capital Boulevard, Youngsville, NC 27596. These communications will be handled by the Chairman and forwarded to directors at or prior to the next meeting of the directors. Any person, whether or not an employee, who has a concern about our conduct, or any of our people, including with respect to accounting, internal accounting controls, or auditing matters, may, in a confidential or anonymous manner, communicate that concern by writing to: Xerium Technologies, Inc., 14101 Capital Boulevard, Youngsville, NC 27596, attention: Compliance Officer, through the Internet at www.ethicspoint.com or by calling 866-293-2399.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, certain of our officers and persons who own more than 10% of our common stock to file reports of ownership of, and transactions in, our common stock with the SEC. Based on our review of the reports required under Section 16(a) we have received, we believe that all of our directors, officers, and persons owning more than 10% of our common stock complied with all reporting requirements applicable to them with respect to transactions in 2014.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion & Analysis

This Compensation Discussion & Analysis section presents an analysis, summary and overview of our compensation philosophy and objectives; our process for determining compensation levels and programs; the elements of our compensation programs; and the material decisions made in setting compensation for 2014 for our “Named Executive Officers” listed below. Following this section, we have included certain tables where you will find detailed 2014 compensation information for the Named Executive Officers.

Executive Summary

During 2014, Xerium’s primary objective was to improve the company’s Adjusted EBITDA (as defined in our credit facility) and to continue the multi-year repositioning plan we initiated in 2013 to improve our sales and share price after several years of decline.  These initiatives have been effective in improving our sales and share price and we are pleased with the actions to date and the confidence restored in Xerium both internally and externally.  To achieve the desired improvement, the Xerium management team has 32 sales growth and 16 primary cost programs underway to increase sales, cut costs and increase operational efficiencies.  The results of these actions contributed to the increase in Xerium’s Adjusted EBITDA for 2014 as compared to 2013, and for 2013 as compared to 2012 and prior years, as shown in the chart below.

Historical Adjusted EBITDA Performance(1)

$140.0
$120.0
$100.0
$80.0
$60.0
$40.0
$20.0
$0.0
$107.7
$89.2
$107.3
$116.0
2011
2012
2013
2014
EBITDA

(1) Adjusted EBITDA levels in millions before currency adjustments made under terms of short-term incentive plans.

To provide management the appropriate incentives to achieve the desired improvements, Xerium continued the use of an executive compensation program substantially similar to the 2013 program with certain limited design changes in 2014. Overall, the changes to the executive compensation programs introduced in 2014 were intended to enhance the level of alignment between our executives and shareholders and to bring our programs into closer alignment with competitive practices.

2014 Short-Term Incentive Compensation. For our annual short-term management incentive compensation program (referred to as the “2014 MIC”), Xerium continued to use Adjusted EBITDA as the performance measure and cash as the form of pay-out. Under the 2014 MIC, we made payouts of 83.71% of target for our Named Executive Officers.

2014-2016 Executive Long-Term Incentive Plan. Our awards under our 2014 long-term incentive award plan (referred to as the “2014 LTIP”), consist of a substantially equal mix of time-based, performance-based and market-based restricted stock units. Time-based awards made up 35% of the total award. These time-based awards will cliff vest on May 8, 2017, and will be converted to common stock, net of applicable tax withholdings.

We use a three-year cumulative Adjusted EBITDA as the performance measure for grants of performance shares under the 2014 LTIP. The targeted Adjusted EBITDA performance portion of the award measures our performance against a three-year cumulative Adjusted EBITDA metric, adjusted for currency fluctuations during the term of the 2014 - 2016 Executive LTIP. These awards will convert into shares of the our common stock and be paid after the close of a three-year performance period of January 1, 2014 through December 31, 2016. The amount of the payment will range from 0% to 100% of the employee's total Adjusted EBITDA performance shares. Upon attainment of cumulative Adjusted EBITDA equal to 80% or less of the target, none of the Adjusted EBITDA performance shares will vest. Upon attainment of more than 80% of the target, the adjusted EBITDA performance shares will begin vesting on a straight-line basis from 0% at 80% of the target to 100% at 100% of the target, up to a maximum payout of 100% of the Adjusted EBITDA performance shares. Performance-based awards made up 32.5% of the total award.

Market-based awards will vest, based on the performance of the our stock against the performance of listed companies on the S&P Global Small Cap Index, on the third anniversary of the grant date, or May 8, 2017. These awards will convert into shares of the Company’s common stock and be paid after the close of the three-year performance period of May 8, 2014 through May 8, 2017. The shares that may vest will be up to 100%, with a lower threshold of a a 50% payout for 35th percentile performance and full payout at 100% for 55th percentile performance. Performance between the 35th and 55th percentile performance will result in an interpolated payout percentage between 50% and 100%. Market-based awards made up 32.5% of the total award.

A discussion of the 2014 LTIP and the awards granted to each Named Executive Officer appears below under “2014 Executive Compensation Components - Long-Term Compensation.”

Clawbacks. Each of our incentive plans, including the 2014 MIC and 2014 LTIP, included incentive clawback provisions. As explained more fully below under “Incentive Clawback Policies”, these provisions require participants to refund all or a portion of an award if the award was paid based on financial statements that are subsequently restated.

Named Executive Officers

Our Named Executive Officers for 2014 were:

•	Harold C. Bevis, President, Chief Executive Officer and Director

•	Clifford E. Pietrafitta, Executive Vice President and Chief Financial Officer

•	David Pretty, President-Xerium North America and Europe

•	Eduardo Fracasso, President-Xerium South America

•	Wern-Lirn "Paul" Wang, President-Xerium Asia

•	Thomas C. Johnson, Former President - Xerium Asia

On January 1, 2014, Mr. Johnson left the Company. Due to SEC rules, he is considered a Named Executive Officer in 2014.

Compensation Philosophy and Objectives

We believe in aligning executive compensation with performance, and the Compensation Committee has designed our compensation programs with the following objectives in mind:

•	reward executives for achievement of long-term goals with the objective of improving stockholder value;

•	motivate executives to excel with specific annual performance goals; and

•	enhance our ability to retain and, as necessary, attract superior employees to key positions.

This philosophy has generally led to a significant portion of each executive's compensation being “at risk” annually and over multi-year performance periods. With respect to 2014, the Compensation Committee designed executive compensation packages for executives, including the Named Executive Officers, which included both cash and stock-based compensation. While we had no specific policy or rigid formula regarding the proportion of total compensation that constitutes cash compensation or stock-based compensation, the Compensation Committee balanced these compensation elements to meet our stated compensation objectives. In determining the appropriate balance of cash and stock-based compensation, the Compensation Committee considered, among other things, the total amount of our equity that the executive officer held, the motivational value of various components of compensation to the executive officer, the compensation practices of other similarly situated companies, the cost to us of each compensation element, and the overall balance and reasonableness of the executive officer's total compensation package. The Compensation Committee also assessed the potential share dilution resulting from “at plan” award levels of equity compensation. Finally, in setting compensation levels, the Compensation Committee aims to set fixed compensation, such as base salary, and variable incentive compensation close to the 50th percentile level of comparable companies for similar executive positions.

The primary components of our executive compensation include:

Component	Purpose	Characteristics
Base Salary	To attract and retain talented executives and to reward their scope of responsibilities, experience and industry knowledge.	Fixed cash compensation. Generally and over time, targeted at the 50th percentile for similar executive positions at comparable companies.

Short-Term Incentive Compensation	To motivate and reward executives to achieve or exceed annual goals, generally a corporate financial performance metric. In 2014, this was an Adjusted EBITDA metric.
Annual performance-based compensation comprised of cash. Amount earned will vary depending on actual results achieved relative to targeted performance goals, which may be adjusted at our discretion to account for individual performance and contributions.

Long-Term Compensation	To align economic interests of executives with the interests of long-term stockholders and to encourage executive retention.
Consists of a mix of time-based, performance-based and market-based equity awards. Compensation realized depends on continued service with the company and company performance and company stock price over three-year periods.

Other (including benefits)	To attract and retain executives.	Employee benefits such as life insurance, retirement benefits, car allowances, country club dues and relocation expenses.

2014 “At Risk” and Realized Compensation. Approximately 75% of our Chief Executive Officer’s 2014 total targeted direct compensation (consisting of base salary, short-term and long-term incentive awards) and approximately 42% of the average 2014 targeted total direct compensation for our other Named Executive Officer who served as an executive officer throughout 2014 was “at risk”, meaning that the receipt of such compensation was not guaranteed, but was contingent upon future events when granted.

For purposes of this graph, average NEO total targeted direct compensation includes the following elements of compensation of our Named Executive Officers, excluding our Chief Executive Officer, who served as an executive officer throughout 2014: salary, targeted long-term incentive compensation and targeted short-term incentive compensation.

Compensation Determination Process

The Compensation Committee operates under a written charter adopted by the Board and discharges the responsibilities of the Board relating to the compensation of our executive officers. In discharging its responsibilities, the Compensation

Committee reviews and approves the goals and objectives of our executive compensation programs, evaluates performance against those goals and objectives, and approves the compensation of our executive officers.

Role of Say-on-Pay Vote. At our 2014 Annual Meeting of Stockholders, we held a stockholder advisory vote to approve our 2013 executive compensation program, and 76.4% of the shares represented at the meeting voted to approve the program. Because our 2014 programs had a similar mix of compensation elements to that of 2013, the Compensation Committee felt that their structures were appropriate and should not be reconsidered. Due to the support received and the similarities from year-to-year in our executive compensation structures, the 2014 advisory vote has had no measurable impact on our deliberations approving our 2014 or 2015 executive compensation programs.

Role of Executive Officers in Compensation Decisions. The Chief Executive Officer makes recommendations to the Compensation Committee regarding compensation, including salary adjustments, structure of annual awards, annual award amounts, and specified performance thresholds at which incentives would be earned for both himself and the other executive officers. The Chief Executive Officer discusses with the Compensation Committee our performance and the individual performance of himself and the other executive officers at least annually. While the Compensation Committee considers the recommendations of the Chief Executive Officer, the Compensation Committee ultimately decides salary adjustments, the structure of annual and long-term awards, and annual and long-term award amounts for all executive officers.

Compensation Consultant. The Compensation Committee has engaged Towers Watson & Co. (“Towers Watson”), an independent executive compensation consultant, to analyze our executive compensation structure and plan designs, and to assess whether the compensation programs are competitive and supports the Committee’s goal to align shareholders’ interests with those of the Named Executive Officers. Towers Watson also directly provides the Compensation Committee with market data, which the Compensation Committee references when determining compensation for named executive officers.

Benchmarking and Comparative Analysis. To assist in evaluating and setting compensation in 2014, Towers Watsons conducted an annual review of our cash and equity compensation programs for the Chief Executive Officer and other executive officers. Towers Watson provided the Compensation Committee with relevant market data to consider in the context of analyzing the compensation of the executive officers.

Towers Watson provided to the Compensation Committee comparative compensation data for our top executive positions at the 25th, 50th, and 75th percentile levels based on a general industry published survey analysis. The Compensation Committee used this general industry survey as its primary reference in making 2014 compensation decisions. The compensation components considered in the benchmarking analysis were base salary, target bonus as a percentage of base salary, target total cash compensation, grant value of long-term incentives, and target total direct compensation.
In addition to the general industry survey data, Towers Watson also conducted a benchmarking analysis with respect to our Named Executive Officers based on a peer-group study of the publicly disclosed cash and equity compensation practices of 21 publicly held companies in the manufacturing industry. The companies included in the study were the following:

Actuant Corporation	Kadant Inc.

Albany International Corp.	LS Starrett Co.

Altra Industrial Motion Corp.	Lydall Inc.

Ampco-Pittsburgh Corp.	Neenah Paper, Inc.

Barnes Group Inc.	NN Inc.

Blount International Inc.	RBC Bearings Inc.

CIRCOR International, Inc.	Simpson Manufacturing Co., Inc.

CLARCOR Inc.	Standex International Corp.

Columbus McKinnon Corporation	Tennant Company

EnPro Industries, Inc.	Wausau Paper Corp.

Hardinge Inc.

The Committee reviewed and updated this peer group in 2014, with input from Towers Watson, to more closely represent Xerium’s market for executive talent. These companies were chosen based on certain business characteristics similar to ours, including: annual revenues, employee headcount, geographic scope of business, and type of business.

The Compensation Committee has also historically taken into account input from other sources, including input from other independent members of the Board, publicly available data relating to the compensation practices and policies of other companies within and outside of our industry, and targeted publications of independent associations of corporate directors.

Representatives of Towers Watson have periodically attended meetings of the Compensation Committee. In utilizing Towers Watson, no conflicts of interest were raised between them and the Company and Towers Watson did not provide any additional consulting or other services to the Company in an amount exceeding $120,000. The Compensation Committee has in the past and may in the future retain the services of third-party executive compensation specialists, as the Committee sees fit, in connection with the establishment of cash and equity compensation and related policies. Additionally, in accordance with its charter, the Compensation Committee formally assessed the independence of Towers Watson in 2014 using the criteria promulgated by the New York Stock Exchange and determined the consultant to be independent.

2014 Executive Compensation Components

For 2014, the principal components of compensation for our Named Executive Officers were base salary, short-term incentive compensation, and long-term equity based awards (other than with respect to Mr. Johnson). Executive officers also received a variety of benefits. These include benefits that are available generally to all salaried employees in the geographical location where the executive officer is based, as well as benefits available only to executive officers generally or a particular executive officer.

In general, for 2014 we did not have a formal or informal policy or target for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation, or among the different forms of non-cash compensation. Instead, the Compensation Committee, in consultation with the Chief Executive Officer and Towers Watson, determined what it believed to be the appropriate level and mix of the various compensation components. While the particular compensation objectives that each element of executive compensation served are set forth below, the Compensation Committee believed that each element of compensation, to a greater or lesser extent, served each of the objectives of our executive compensation program. Our policy was to provide our executive officers with compensation opportunities that were based upon our performance and their contribution to our performance.

Base Salary. The Compensation Committee annually reviews and approves the base salary of the Chief Executive Officer and our other executive officers.

Base salary is an essential element of executive compensation because it provides our executives with a base level of monthly income to defray ordinary living expenses. In making salary determinations, the Compensation Committee considers various factors such as our performance, the executive's performance, his responsibilities and leadership, years of experience, competitive salaries within the marketplace, and the executive's total compensation package. Based on these factors, the Compensation Committee approved an increase to Mr. Pietrafitta's 2014 base salary, and no base salary merit increases were approved for our other named executive officers in 2014.

The following table sets forth annual base salary rates in effect at December 31, 2014 and December 31, 2013 for each of the Named Executive Officers, as well as percentage increases from 2013 to 2014:

Name	2014 Salary	2013 Salary		Percent Increase(1)
Harold C. Bevis	$665,000		$665,000	0%
Clifford E. Pietrafitta	$355,000		$340,000	4.4%
David Pretty	$405,000		$405,000	0%
Eduardo Fracasso(2)	$385,961		$380,717	N/A	(2)
Wern-Lirn "Paul" Wang (3)	$300,000	$	N/A	N/A
Thomas C. Johnson (4)	$325,000		$325,000	0%
 __________________________

(1)	Percent increases are based on the executive’s salary in the local applicable currency.

(2)
Mr. Fracasso's 2014 salary was 906,012 Brazilian Real and is converted from Real at an assumed exchange rate of $0.426 per Real, which represents the average exchange rate for 2014, and his 2013 salary was 827,646 Brazilian Real and is converted from Real at an assumed exchange rate of $0.460 per Real, which represents the average exchange rate for 2013. After subtracting a cost of living adjustment and reimbursements for vacation mandated by local law, Mr. Fracasso's salary in Brazilian Real was essentially flat year-over-year.

(3)	Mr. Wang 2014 salary was 1,845,000 Chinese Reminbi and is converted from Reminbi at an assumed exchange rate of $0.161 per Reminbi, which represents the average exchange rate for 2014.

(4)	On January 1, 2014, Mr. Johnson was terminated from the position of President - Xerium Asia.

In maintaining these salary levels, the Compensation Committee also felt the decision supported our compensation philosophy by allowing us to be competitive in attracting and retaining the talent we feel will help achieve our long-term goals as well as the Committee's goal to set executive officer salaries close to the median (50th percentile) of comparable companies for similar executive positions.

Short-Term Incentive Compensation. The Compensation Committee believes that a substantial portion of the potential annual compensation of each executive officer should be in the form of annual performance-based incentives. Awards are based on achievement of performance goals established in the beginning of the year and are targeted for each participant as a percentage of base salary with targets ranging from 50% to 100% for the Named Executive Officers. These target ranges have been set based on the market surveys previously discussed and based on the executives expected contribution to performance. In 2014, potential payments ranged from 0-150% of the target award depending on whether results fell short of a threshold performance level or exceeded the targeted performance goal and, for 2014 individual awards could be further adjusted up or down based on individual contributions, provided that individual adjustments netted to zero so the total pool of awards did not exceed 150% of the target pool. This range of potential award payments underscores the Committee’s belief that no payments should be earned if performance fails to meet minimum expectations and that the top of the range should reward exceptional performance.

Our short-term incentive compensation awards support our compensation philosophy by motivating our executives to achieve performance goals that contribute to the Company’s short-term and long-term objectives and acts as a financial incentive to attract and retain executive talent.

2014 Management Incentive Compensation Program. In March 2014, we adopted the 2014 MIC. Each award under the 2014 MIC was entirely performance-based and vested only if (i) the participant remained continuously employed with us through December 31, 2014 and (ii) the performance criteria, detailed below, were met. The Compensation Committee selected each of our executive officers, as well as certain other key employees, as participants in the 2014 MIC after consultation with the Chief Executive Officer. Under the 2014 MIC, each participant was assigned a specific target award equal to a percentage of his or her then-current base cash compensation (pro-rated for any partial year of service during 2014) and the specified target award percentages for the Named Executive Officers were as follows:

Name	Specified Target Award as Percentage of Salary
Harold C. Bevis	100%
Clifford E. Pietrafitta	50%
David Pretty	50%
Eduardo Fracasso	50%
Wern-Lirn "Paul" Wang	50%
Thomas C. Johnson	50%

We paid awards earned under the 2014 MIC in cash. We determined payouts under the 2014 MIC based on our performance against an Adjusted EBITDA metric (as defined in our credit facility), on a sliding scale adjusted at the end of the year to reflect currency fluctuations relative to the U.S. Dollar in all markets. The Compensation Committee set the target Adjusted EBITDA metric at $120.0 million. As shown below, the sliding scale provided for payouts ranging from 0% of the potential target award under the target metric if Adjusted EBITDA was achieved at or less than a minimum threshold level, which was $110.0 million for 2014. The payouts increased on a straight line basis for achievement of Adjusted EBITDA above the minimum threshold level, up to the target threshold and then would increase on different straight line basis for achievement of Adjusted EBITDA up to 150% of the potential target award if we achieved Adjusted EBITDA at a maximum level, which was $130.0 million for 2014. Additionally, the Committee could adjust individual awards up or down by 20% based on an individual’s particular contributions during the year. Individual adjustments, however, could only be made on a zero-sum basis so that the total award pool would not exceed 150% of the target pool. The Compensation Committee accepted the Chief Executive Officer's recommendations on each individual participants' awards under the 2014 MIC, with the exception of the award to the Chief Executive Officer, which the Compensation Committee determined on an independent basis.

In setting the Adjusted EBITDA performance target, our Compensation Committee believed the target was a reasonable proxy for our likely performance for 2014, based on our internal business segment and geographic region forecasts available at the time the 2014 MIC was adopted. The Compensation Committee also believed that the Adjusted EBITDA target was reasonably attainable, but not assured, as achievement would require, among other things, high levels of operational performance and effective responses to short-term market changes and challenges. In 2014, after adjusting actual results by the currency exchange rates in effect and other permitted adjustments when the targets were established, we achieved Adjusted EBITDA of $118.4 million, which was slightly below the target of $120.0 million. After assessing individual performances, the Compensation Committee and the Chief Executive Officer determined not to adjust individual awards up or down.

The performance goals and results for the 2014 MIC were as follows:

160.0%
140.0%
120.0%
100.0%
80.0%
60.0%
40.0%
20.0%
0.0%
Maximum: $130.0
Target: $120.0
Actual Payout:
83.71% of Target
X
Minimum: $110.0
MIC Payout %'s
$110
$111
$112
$113
$114
$115
$116
$117
$118
$119
$120
$121
$122
$123
$124
$125
$126
$127
$128
$129
$130

Adjusted EBITDA in millions

2014 MIC awards earned were as follows:

Named Executive Officer	2014 MIC Target	2014 MIC Payout
Harold C. Bevis	$665,000	$556,671
Clifford E. Pietrafitta	$177,500	$148,585
David J. Pretty	$202,500	$169,512
Eduardo Fracasso(1)	$192,981	$140,687
Wern-Lirn "Paul" Wang(2)	$115,455	$96,647
Thomas C. Johnson	N/A	N/A
_____________________

(1)
Mr. Fracasso’s target and award payments are converted from Brazilian Real at an assumed exchange rate of $0.371 per Real, which represents the exchange rate close in time to when the awards were paid.

(2)
Mr. Wang's target and award payments are converted from Chinese Renminbi at an assumed exchange rate of $0.161 per Renminbi, which represents the exchange rate close in time to when the awards were paid.

Long-Term Compensation. As part of our executive compensation philosophy, we seek to create long-term performance incentives for our executive officers by aligning their economic interests with the interests of stockholders through time- and performance-based awards that vest over a three-year period provided the executive remains with the company and the pre-established performance thresholds are met. Also, in keeping with our compensation philosophy of targeting median incentive pay packages, and taking into consideration dilution and the burn rate on the 2010 Plan, the Compensation Committee chose to commit to awarding Mr. Bevis annual long-term compensation awards equal to the greater of 200% of his then-current base salary or $1,400,000. For the other Named Executive Officers, the Compensation Committee chooses the size and mix of time- and performance-based awards based on the executive’s role and positioning relative to the competitive market, as discussed above.

Besides aligning our executives’ financial interests with the interests of stockholders, our long-term equity awards support our stock ownership guidelines (discussed below) and provide an incentive for our executives to remain with Xerium over the performance periods.

2014 - 2016 Executive Long-Term Incentive Plan. In 2014, the Compensation Committee adopted the 2014 LTIP applicable to a 2014 - 2016 performance period. Awards granted in 2014 under the 2014 LTIP were made under the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan provides for the grant of awards consisting of any or a combination of stock options, stock appreciation rights, restricted stock, unrestricted stock or stock unit awards to key employees, directors and consultants. The Compensation Committee administers the 2010 Plan and has the power to select participants, determine award terms and conditions and adopt, alter and repeal administrative rules, guidelines and practices applicable to the 2010 Plan. For the 2014 LTIP, our President and Chief Executive Officer made recommendations to the Compensation Committee regarding the participants to be selected and the award terms.

2014 LTIP awards consists of time-based, performance-based and market-based components. The Compensation Committee set a specific total target award, expressed as a dollar amount, for each participant in the 2014 LTIP. Based on this target award amount, the number of time- and performance-based restricted stock units (“RSUs”) to be awarded to each Named Executive Officer was determined by dividing the value of the target award by the stock price on the grant date. For the 2014 LTIP, the resulting number of RSUs were split substantially equally among time-based, performance-based and merit based RSU at 35%, 32.5%, and 32.5% of the total award, respectively. Awards for the three-year performance period (2014-2016) are intended to qualify for the performance-based compensation exception under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

The time-based RSUs will vest in one installment on May 8, 2017, and will be converted into shares of common stock when they vest. The time-based RSUs typically will only vest if the participant continues to be employed by us on the vesting date, but are subject to earlier vesting in certain circumstances. In particular, in the event the participant's employment terminates as a result of a “Change of Control” (as defined in the applicable RSU agreement), the entire unvested portion of the award shall become vested on the termination date. If the participant ceases to be employed by us prior to a vesting date as a result of resignation, dismissal or any other reason, then the unvested portion of the award will be forfeited automatically. In the event of termination of the participant's employment by us without “Cause” or termination for “Good Reason” (each as defined in the applicable RSU agreement), a pro rata percentage of the unvested portion of the award will become vested on the date of termination.

The performance-based RSUs typically will vest only if (i) the participant remains continuously employed with us through May 8, 2017, subject to the earlier vesting conditions described above and (ii) certain performance criteria, described below, are met. Vested RSUs will be converted into shares of our common stock (“Performance Shares”) after the close of the three-year performance period. The number of performance shares paid out will be determined by our performance against a stock price performance metric for the three-year performance period, as set by the Compensation Committee.

We use a three-year cumulative Adjusted EBITDA as the performance measure for grants of performance shares under the 2014 LTIP. The targeted Adjusted EBITDA performance portion of the award measures the our performance against a three-year cumulative Adjusted EBITDA metric, adjusted for currency fluctuations during the term of the 2014 - 2016 Executive LTIP. These awards will convert into shares of the our common stock and be paid after the close of a three-year performance period of January 1, 2014 through December 31, 2016. The amount of the payment will range from 0% to 100% of the employee's total Adjusted EBITDA performance shares. Upon attainment of cumulative Adjusted EBITDA equal to 80% or less of the target, none of the Adjusted EBITDA performance shares will vest. Upon attainment of more than 80% of the target, the adjusted EBITDA performance shares will begin vesting on a straight-line basis from 0% at 80% of the target to 100% at 100% of the target, up to a maximum payout of 100% of the Adjusted EBITDA performance shares.

Market-based awards will vest only if (i) the participant remains continuously employed with us through May 8, 2017, subject to the earlier vesting conditions described above and (ii) certain stock price-based criteria, described below, are met. The number of shares paid out from market-based awards will be determined based on the performance of the our stock against the performance of listed companies on the S&P Global Small Cap Index, on the May 8, 2017. These awards will convert into shares of the Company’s common stock and be paid after the close of the three-year performance period of May 8, 2014 through May 8, 2017. The shares that may vest will be up to 100%, with a lower threshold of a a 50% payout for 35th percentile performance and full payout at 100% for 55th percentile performance. Performance between the 35th and 55th percentile performance will result in an interpolated payout percentage between 50% and 100%.

As compared to our previous long-term incentive plans, the Compensation Committee chose to diversify the performance criteria. Rather than using Adjusted EBITDA as the sole performance measure, as was the case in the 2012 long-term incentive plan, and using stock price performance, as was the case in the 2013 long-term incentive plan, the Compensation Committee determined that awards under the 2014 LTIP should be based both on the our Adjusted EBITDA performance and our stock price against the performance of listed companies on the S&P Global Small Cap Index. We believe that the the three different components of our 2014 LTIP promotes three of the most important elements of our compensation philosophy - employee loyalty and retention, financial growth, and shareholder value.

The following table sets forth the number of time-based restricted stock units, performance-based stock units and market-based stock units awarded to our Named Executive Officers in 2014.

Name	Time-Based RSUs(1)	Performance-Based RSUs(2)	Market-Based RSUs (3)
Harold C. Bevis(4)	40,833	37,916	37,916
Clifford E. Pietrafitta	2,187	2,031	2,031
David J. Pretty	2,916	2,708	2,708
Eduardo Fracasso	1,458	1,354	1,354
Wern-Lirn "Paul" Wang	4,375	4,062	4,062
Thomas C. Johnson	N/A	N/A	N/A

(1)    Time-based awards under the 2014 LTIP represent restricted stock units that vest in one installment on May 8, 2017.
(2)    Performance-based awards under the 2014 LTIP represent stock units that vest if the participant remains continuously employed through December 31, 2016 and if certain performance criteria are met. As described above, depending on the level of performance achieved, the participant may receive Performance Shares up to 100% of the number of stock units listed in this column after the conclusion of the three-year performance period.
(3)    Market-based awards under the 2014 LTIP represent stock units that vest if the participant remains continuously employed through May 8, 2017 and if certain stock price criteria are met. As described above, depending on the level of stock price achieved, the participant may receive shares underlying market-based RSUs in an amount up 100% of the number of stock units listed in this column after the conclusion of the three-year performance period.
(4)    Mr. Bevis is eligible to receive awards under all long term incentive plans at a value at the time of grant equal to the greater of 200% of his then-current salary or $1,400,000.

Incentive Clawback Policies. Our MICs and LTIPs provide that if a participant receives an award under the applicable plan based on financial statements that are subsequently restated in a way that would decrease the amount of the award to which the participant was entitled, the participant will refund to us the difference between what the participant received and what the participant should have received. Participants will not be required to refund compensation paid more than three years prior to the applicable restatement.

401(k) Plans. Our Named Executive Officers resident in the United States participate in a tax-qualified defined contribution plan for non-union employees with a cash or deferred arrangement intended to qualify under Section 401(k) of the Code. The Named Executive Officers became eligible to participate in the plan after completing two months of employment with us. Each participant in the plan may elect to defer, in the form of contributions to the plan, up to the statutorily prescribed annual limit of compensation that would otherwise be paid to the participant in the applicable year. In 2014, under the plan in which our Named Executive Officers participate, we made a matching contribution of 100% of the first three percent of such participant's compensation and 50% of the next two percent of such participants compensation.

Retirement Benefits. We maintain a pension plan for U.S. salaried employees, including certain of our executive officers (the “non-union U.S. pension plan”). The non-union U.S. pension plan is a funded, tax-qualified, noncontributory defined-benefit pension plan and is described in more detail below under the heading “Pension Benefits.” On September 24, 2008, we announced that we were freezing benefit pension accruals under the non-union U.S. pension plan effective December 31, 2008, so that future service beyond December 31, 2008 will no longer be credited under the non-union U.S. pension plan. Employees who were vested as of December 31, 2008 were entitled to their benefit earned as of December 31, 2008. Mr. Pretty was vested as of December 31, 2008. No other Named Executive Officers were participants.

Perquisites and Other Personal Benefits. We provide the Named Executive Officers with perquisites and other personal benefits that the Compensation Committee believes are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior executive employees for key positions. These benefits include premiums paid for term life insurance policies, car allowances or an automobile for personal use, country club dues, housing and relocation expenses and annual physical exams. Attributed costs of the personal benefits described above for the Named Executive

Officers for the fiscal year ended December 31, 2014, are included in the next to last column of the Summary Compensation Table below.

Employment Agreements. We have entered into Employment Agreements with certain key employees, including the Named Executive Officers, although Mr. Johnson's employment agreement terminated on January 1, 2014. The employment agreements for the Named Executive Officers are described below under the heading “Employment Agreements and Potential Payments Upon Termination or Change in Control.” These agreements include severance arrangements and, in some cases, the level of severance is dependent upon the proximity of termination to a Change in Control (as defined in the applicable agreement). We believe that these arrangements support our ability to attract and retain superior executive employees and, if a change in control were to occur, would enhance our value by keeping our management team intact and focused on the best interests of the stockholders, rather than their own job security.
Management Stock Ownership Guidelines

Effective January 1, 2015, the Compensation Committee established stock ownership guidelines for executive officers to encourage them to have a long-term equity stake in Xerium Technologies and align their interests with shareholders. The guidelines provide that each officer should hold a multiple of the officer's annual salary, net of taxes, in shares (both held and issued), as follows:

Position	Ownership Requirement (multiple of net value)
Chief Executive Officer	5x
All other officers	1.5x

For purposes of the stock ownership guidelines, an "officer" means any member of our management that is eligible for awards under our LTIP.

Each officer has five years to achieve the minimum ownership requirement. Ownership is measured at the end of each fiscal year. In computing the ownership amount, shares and share equivalents are valued at the greater of (i) Company’s closing stock price on the last trading day of the fiscal year or (ii) $14.00 per share or share equivalent.

In addition to shares held outright, the number of vested and non-vested RSUs (net of taxes) counts towards the ownership requirement. In addition, 33% of shares underlying stock options or warrants counts towards the ownership requirement.

 Tax and Accounting Implications

Deductibility of Executive Compensation. In establishing compensation, the Compensation Committee takes into account the provisions of Section 162(m) of the Code, which exempts some performance-based compensation from the $1 million deduction limit. The Compensation Committee may, however, approve compensation that does not qualify for the exemption to attract and retain executives or for other reasons. For example, the Compensation Committee approved the 2012 LTIP and 2011 LTIP, which do not qualify for the Section 162(m) exemption, however the 2014 MIC and 2014 LTIP were intended to qualify for the Section 162(m) exemption. In determining whether to structure incentive awards to qualify as performance-based compensation within the meaning of Section 162(m) of the Code, the Compensation Committee balances the benefits of the awards qualifying as performance-based compensation, within the meaning of Section 162(m) of the Code, and the overall goal of structuring awards designed both to incentivize the executives and to increase stockholder value. For a discussion of the 2014 MIC and 2014 LTIP, see the section Short-Term Incentive Compensation" and “Long-Term Compensation” earlier in this Compensation Discussion & Analysis.

Accounting for Stock-Based Compensation. We account for stock-based awards, including our restricted stock unit awards, in accordance with the requirements of Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Options (formerly Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (Revised 2004)”).

Narrative Disclosure of Our Compensation Policies and Practices As They Relate to Our Risk Management

During 2014, we conducted a risk assessment of our compensation policies and practices to ensure that they do not foster risk taking above the level of risk associated with our business model. We believe that risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on us. For additional information with respect to our risk management process, please see the section “Board Oversight and Risk Management” above.

Summary Compensation Table

The following table sets forth information with respect to the compensation during 2014, 2013, and 2012 for our Named Executive Officers—our Chief Executive Officer, our Chief Financial Officer, and each of our three other most highly compensated executive officers (based on 2014 compensation) who were serving as executive officers at the end of 2014, and one officer who would have been among those three had he been serving as an executive officer at the end of 2014. This table includes information regarding Mr. Thomas C. Johnson, our Former President - Xerium Asia. Mr. Johnson served as an executive officer throughout 2013, but was no longer serving as an executive officer of the Company as of January 1, 2014.

Please see the section “Compensation Philosophy and Objectives” in Compensation Discussion & Analysis for additional information with respect to the proportionate elements of total compensation.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards(1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation(2) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(3) ($)	All Other Compensation ($)		Total ($)
Harold C. Bevis	2014	$665,000		$—	$1,400,000	$—	$556,671		$40,412	(4)	$2,662,083
President, Chief Executive Officer and Director	2013	$665,000		$—	$1,400,000	$—	$965,713	$—	$83,333		$3,114,046
	2012	$251,933		$—	$825,000	$1,672,840	$—	$—	$72,087		$2,821,860

Clifford E. Pietrafitta	2014	$355,000		$—	$75,000	$—	$148,585	$—	$28,039	(5)	$606,624
Executive Vice President and Chief Financial Officer	2013	$340,000		$—	$75,000	$—	$246,874	$—	$29,681		$691,555
	2012	$340,000			$122,100	$—	$—	$—	$40,154		$502,254

David Pretty	2014	$405,000		$—	$100,000	$—	$169,512	$52,531	$26,507	(6)	$753,550
President – Xerium North America and Europe	2013	$405,000		$—	$75,000	$—	$294,071	$—	$29,307		$803,378
	2012	$405,000		$—	$89,540	$—	$—	$17,621	$29,720		$541,881

Paul Wang	2014	$300,000	(7)	$—	$150,000	$—	$96,647	$—	$148,683	(8)	$695,330
President - Xerium Asia

Eduardo Fracasso	2014	$385,961	(9)	$—	$50,000	$—	$140,687	$—	$126,065	(10)	$702,713
President – Xerium South America	2013	$380,717		$—	$75,000	$—	$251,860	$—	$147,001		$854,578
	2012	$392,298		$—	$30,525	$—	$—	$—	$134,849		$557,672

Thomas C. Johnson	2014	$—		$—	$—	$—	$—	$—	$1,085,344	(11)	$1,085,344
Former President - Xerium Asia	2013	$325,000		$—	$75,000	$—	$235,983	$—	$29,189		$665,172

(1)
The amounts in this column reflect the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”) of the stock awards granted to our Named Executive Officers during 2012, 2013, and 2014, excluding the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in Note 10 to our audited financial statements for the fiscal year ended December 31, 2014. The amounts set forth may be more or less than the value ultimately realized by the Named Executive Officer based upon, among other things, the value of our common stock at the time of vesting of restricted stock unit awards, whether we achieve certain performance goals and whether such awards actually vest. For the performance-based portion of awards under the 2012 LTIP, the 2013 LTIP or the 2014 LTIP, the amount reported is the grant date fair value based upon the probable outcome of such conditions at the time of grant in 2012, 2013 and 2014, respectively. For awards granted under the 2014 LTIP, 35% of the awards were granted in the form of time-based restricted stock units and 65% were granted in the form of performance-based and market-based restricted stock units.

(2)
Represents the cash award earned by each executive pursuant to the terms of our Management Incentive Compensation Plan. In 2014, each Named Executive Officer received awards equal to 83.71% of their targeted awards. For Mr. Fracasso, the amount represents the actual amount paid to him at the currency rate in effect on or about the time the payment due was calculated, which was $0.371 per Brazilian Real. For Mr. Wang, the amount represents the actual amount paid to him at the currency rate in effect on or about the time the payment due was calculated, which was $0.161 per Chinese Renminbi.

(3)
The amounts in this column represent changes in pension value from the prior year. None of our Named Executive Officers received any preferential earnings on nonqualified deferred compensation in 2014.

(4)
Includes $23,000 in respect of employer contributions to Mr. Bevis' 401(k) account and $1,752 in respect of premiums for group term life insurance policies for the benefit of Mr. Bevis. In addition, reflects perquisites and other personal benefits in the aggregate amount of $15,600, which includes (i) $9,602 associated with an automobile allowance; and (ii) $6,058 associated with country club dues.

(5)
Includes $13,588 in respect of employer contributions to Mr. Pietrafitta’s 401(k) account and $1,193 in respect of premiums for group term life insurance policies for the benefit of Mr. Pietrafitta. In addition, reflects perquisites and other personal benefits in the aggregate amount of $13,258, which includes (i) $6,058 associated with country club dues, and (ii) $7,200 of an automobile allowance.

(6)
Includes $12,056 in respect of employer contributions to Mr. Pretty’s 401(k) account and $1,193 in respect of premiums for group term life insurance policies for the benefit of Mr. Pretty. In addition, reflects perquisites and other personal benefits in the aggregate amount of $13,188, which includes (i) $6,058 associated with country club dues and (ii) $7,200 associated with an automobile allowance.

(7)	2014 salary for Mr. Wang is converted from Chinese Renminbi at an assumed exchange rate of $0.161 per Chinese Renminbi, which represents the average exchange rate for 2014.

(8)
Includes $80,487 in housing allowance from April 2014 to December 2014 for Mr. Wang and $68,195 representing a child education allowance for Mr. Wang's child, converted from Renminbi at an assumed exchange rate of $0.161 per Renminbi, which represents the average exchange rate for 2014.

(9)
2014 salary for Mr. Fracasso is converted from Brazilian Real at an assume exchange rate of $0.426 per Real, which represents the average exchange rate for 2014. 2013 salary for Mr. Fracasso is converted from Brazilian Real at an assumed exchange rate of $0.46 per Real, which represents the average exchange rate for 2013. 2012 salary for Mr. Fracasso is converted from Brazilian Real at an assumed exchange rate of $0.51 per Real, which represents the average exchange rate for 2012.

(10)
Includes $17,156 in vacation pay, $3,751 representing the depreciation of the value of Mr. Fracasso’s personal use of an automobile that we own, $13,299 in automobile expense reimbursements, $40,094 related to medical and life insurance premiums paid by us, $917 in life insurance premiums and $50,845 in contributions to Mr. Fracasso’s private retirement savings plan.

(11)
Mr. Johnson served as President - Xerium Asian from September 2008 until January 1, 2014. Under a Separation Agreement entered into between us and Mr. Johnson, dated December 31, 2013, Mr. Johnson was entitled to receive his annual base salary of $325,000 over a 12 month period following his termination, a lump sum payment of $325,000, a payment under our 2013 Management Incentive Compensation plan of $235,983, issuance of common stock equal to a pro rata portion of his time-based awards (1,000) under the 2012 LTIP, a pro rata portion of his time-based awards (2,749), and 100% of his performance-based awards under the 2013 LTIP (6,996). Based on the last closing price of $16.49 on December 31, 2013, which is the day immediately prior to his termination, the value of such time-based awards and performance-based awards under the would have been $177,185. Mr. Johnson was also entitled to health insurance benefits for 18 months, which has a value of $22,176.

Grant of Plan-Based Awards

The following table sets forth information with respect to plan-based awards granted to Named Executive Officers in 2014.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(3)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Harold C. Bevis	3/3/14	$—	$665,000	$997,500	—	—	—
	5/8/14				49,291	75,833						$910,000
	5/8/14							40,834	(4)			$490,000
Clifford E. Pietrafitta	3/3/14	$—	$177,500	$266,250	—	—	—
	5/8/14				2,641	4,063						$48,750
	5/8/14							2,187	(5)			$26,250
David Pretty	3/3/14	$—	$202,500	$303,750	—	—	—
	5/8/14				3,521	5,417						$65,000
	5/8/14							2,916	(6)			$35,000

Eduardo Fracasso	3/3/14	$—	$192,981	$289,472	—	—	—
	5/8/14				1,760	2,708						$32,500
	5/8/14							1,459	(7)			$17,500
Thomas C. Johnson (9)		$—	$—	$—	—	—	—
				.		—						$—
								—				$—
Paul Wang	3/3/14	$—	$115,455	$173,183	—	—	—
	5/8/14				5,281	8,125						$97,500
	5/8/14							4,375	(8)			$52,500

(1)
These columns show the range of payouts targeted under the 2014 MIC as described under the section entitled “Short-Term Incentive Compensation” in Compensation Discussion & Analysis. The Compensation Committee set the target Adjusted EBITDA metric at $120.0 million. As show on the graph on page 14, the sliding scale provided for payouts ranging from 0% of the potential target award under the target metric if Adjusted EBITA was achieved at or less than a minimum threshold level, which was $110.0 million for 2014. The payouts increased on a straight line basis for the achievement of Adjusted EBITDA above the minimum threshold, up to the target threshold and then would increase on a different straight line basis for achievement of Adjusted EBITDA up to 150% of the potential target award if we achieved Adjusted EBITDA at a maximum level, which was $130.0 million for 2014.

(2)
These columns show the range of payouts of performance-based restricted stock units under the 2014 LTIP as described under the section entitled “Long-Term Compensation” in Compensation Discussion & Analysis. Payouts of performance-based and market-based awards under the 2014 LTIP are based on the performance of the Company's stock against the performance of listed companies on the S&P Global Small Cap Index and whether we achieve certain performance goals. The awards are not payable until the end of the performance period, May 8, 2017. The time-based portion of the 2014 LTIP award is listed separately under the “All Other Stock Awards” column.

(3)
The amounts in this column reflect the aggregate grant date fair value computed in accordance with ASC Topic 718 of the stock and option awards granted to our Named Executive Officers during 2014, excluding the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in Note 10 to our audited financial statements for the fiscal year ended December 31, 2014. The amounts set forth may be more or less than the value ultimately realized by the Named Executive Officer based upon, among other things, the performance of the Company's stock against the performance of listed companies on the S&P Global Small Cap Index, whether we achieve certain performance goals and whether such awards actually vest. For awards subject to performance conditions, such as performance-based awards under the 2014 LTIP, the amount reported is the grant date fair value based upon the probable outcome of such conditions.

(4)	Grant of time-based restricted stock units under the 2014 LTIP. The time-based restricted stock units vest in one installment on May 8, 2017.

(5)	Grant of time-based restricted stock units under the 2014 LTIP. The time-based restricted stock units vest in one installment on May 8, 2017.

(6)	Grant of time-based restricted stock units under the 2014 LTIP. The time-based restricted stock units vest in one installment on May 8, 2017.

(7)	Grant of time-based restricted stock units under the 2014 LTIP. The time-based restricted stock units vest in one installment on May 8, 2017.

(8)	Grant of time-based restricted stock units under the 2014 LTIP. The time-based restricted stock units vest in one installment on May 8, 2017.

(9)	Thomas Johnson left the company on January 1, 2014. He was not a participant in the 2014 MIC or the 2014 LTIP .

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for the Named Executive Officers regarding outstanding equity awards held as of December 31, 2014.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(1) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(1) ($)
Harold C. Bevis	—	521,161	—	$4.00	8/15/2022				—		$—
						136,146	(2)	$2,148,384
						130,597	(3)	$2,060,821	130,597	(3)	$2,060,821
						40,833	(4)	$644,345	75,834	(4)	$1,196,661

Clifford E. Pietrafitta	—	—	—	—	—	5,000	(5)	$15,250	—		$—
						6,996	(6)	$110,397	6,997	(6)	$110,413
						2,188	(7)	$34,527	4,063	(7)	$64,114

David Pretty	—	—	—	—	—	3,667	(8)	$57,865	—		$—
						6,996	(9)	$110,397	6,997	(9)	$110,413
						2,917	(10)	$46,030	5,416	(10)	$85,464

Eduardo Fracasso	—	—	—	—	—	1,250	(11)	$61,838	—		$61,838
						6,996	(12)	$110,397	6,997	(12)	$110,413
						1,458	(13)	$23,007	2,709	(13)	$42,748

Thomas C. Johnson	—	—	—	—	—	—	(14)	$—	—	(14)	$—

Paul Wang	—	—	—	—	—	4,375	(15)	$69,038	8,125	(15)	$128,213

(1)	Market values in this table are determined using a price per share of our common stock of $15.78, the closing price on the NYSE on the last trading day in 2014.

(2)
Reflects 136,146 unvested restricted stock unit awards granted on August 15, 2012. The remainder of the award granted on August 15, 2012 vests annually in equal installments on August 15, 2015 and August 15, 2016.

(3)	Reflects 130,597 unvested time-based restricted stock units and 130,597 unvested market-based restricted stock units with a grant date of March 11, 2013 and a vesting date of March 11, 2016.

(4)	Reflects 40,833 unvested time-based restricted stock units and 75,834 unvested performance and market-based restricted stock units with a grant date of May 8, 2014 and a vesting date of May 8, 2017.

(5)	Reflects 5,000 unvested time-based restricted stock units granted on May 11. 2012, vesting on March 31, 2015.

(6)	Reflects 6,996 unvested time-based restricted stock units and 6,997 unvested market-based restricted stock units with a grant date of March 11, 2013 and a vesting date of March 11, 2016.

(7)	Reflects 2,188 unvested time-based restricted stock units and 4,063 unvested performance and market-based restricted stock units with a grant date of May 8, 2014 and a vesting date of May 8, 2017.

(8)	Reflects 3,667 unvested time-based restricted stock units granted on May 11. 2012, vesting on March 31, 2015.

(9)	Reflects 6,996 unvested time-based restricted stock units and 6,997 unvested market-based restricted stock units with a grant date of March 11, 2013 and a vesting date of March 11, 2016.

(10)	Reflects 2,917 unvested time-based restricted stock units and 5,416 unvested performance and market-based restricted stock units with a grant date of May 8, 2014 and a vesting date of May 8, 2017.

(11)	Reflects 1,250 unvested time-based restricted stock units granted on May 11. 2012, vesting on March 31, 2015.

(12)	Reflects 6,996 unvested time-based restricted stock units and 6,997 unvested market-based restricted stock units with a grant date of March 11, 2013 and a vesting date of March 11, 2016.

(13)	Reflects 1,458 unvested time-based restricted stock units and 2,709 unvested performance and market-based restricted stock units with a grant date of May 8, 2014 and a vesting date of May 8, 2017

(14)	Thomas Johnson left the company on January 1, 2104, and has no outstanding equity awards at December 31, 2014.

(15)	Reflects 4,375 unvested time-based restricted stock units and 8,125 unvested performance and market-based restricted stock units with a grant date of May 8, 2014 and a vesting date of May 8, 2017

Option Exercises and Stock Vested Table

The following table sets forth information for the Named Executive Officers regarding the value realized during 2014 by such executives pursuant to shares acquired upon vesting of stock awards. None of the Named Executive Officers exercised any stock options during 2014.

	Option Awards				Stock Awards
Name	Number of Shares Acquired on Exercise (#)		Value Realized on Exercise ($)		Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Harold C. Bevis	260,540	(1)	$2,798,200	(1)	68,062	(1)	$1,003,234	(1)
Clifford E. Pietrafitta	—		$—		6,166	(2)	$94,278	(2)
David Pretty	—		$—		3,666	(3)	$19,943	(3)
Eduardo Fracasso	—		$—		1,250	(4)	$6,800	(4)
Thomas C. Johnson	—		$—		10,745	(5)	$177,185	(5)
Paul Wang	—		$—		—	(6)	$—	(6)

(1)
Includes 260,540 of options that vested on August 15, 2014. Of the shares that were acquired, 90,648 shares were withheld by us in respect of tax obligations and as a result of the cashless exercise. In addition, includes 68,062 time-based restricted stock units that vested on August 15, 2014. Of these shares, 32,500 shares were withheld by us in respect of tax obligations. Market value for both vestings was determined using a price per share of our common stock of $14.74, the closing prices on the NYSE on August 15, 2014.

(2)
Includes 6,166 time-based restricted stock units that vested on March 31, 2014. Of these shares, 2,045 shares were withheld by us in respect of tax obligations. Market value is determined using a price per share of our common stock of $15.29, the closing prices on the NYSE on March 31, 2014.

(3)
Includes 3,666 time-based and performance-based restricted stock units that vested on March 31, 2014. Of these shares, 1,190 shares were withheld by us in respect of tax obligations. Market value is determined using a price per share of our common stock of $15.29, the closing prices on the NYSE on March 31, 2014.

(4)
Includes 1,250 time-based and performance-based restricted stock units that vested on March 31, 2014. Of these shares, 344 shares were withheld by us in respect of tax obligations. Market value is determined using a price per share of our common stock of $15.29, the closing prices on the NYSE on March 31, 2014.

(5)	Tom Johnson left the company on January 1, 2014, and 10,745 time-based and performance-based restricted stock units vested upon his termination.

(6)	Paul Wang had no vestings in 2014.

Pension Benefits

Pension Plan. Xerium’s non-union U.S. pension plan for U.S. salaried employees, including its executive officers, and U.S. non-union hourly employees is a funded, tax-qualified, noncontributory defined-benefit pension plan. Benefits under the non-union U.S. pension plan are based upon an employee’s years of service and the average of the employee’s highest five calendar years of compensation in the last ten calendar years of service with us and our subsidiaries, the “final average earnings,” and are payable after retirement. Covered employees become vested in the non-union U.S. pension plan after the completion of five years of vesting service. Earnings covered by the non-union U.S. pension plan are total cash compensation, including salary and bonuses, less taxable fringe benefits, as defined in the plan. Benefits under the non-union U.S. pension plan are calculated as an annuity equal to 0.9% to 1.4% of the participant’s final average earnings multiplied by years of service. Credited years of service cannot exceed 30 years. For purposes of the annual pension benefit calculation, final average earnings as of December 31, 2014 could not exceed $245,000. Contributions to the non-union U.S. pension plan were made entirely by us and were paid into a trust fund from which the benefits of participants will be paid. The benefits listed in the table below are not subject to any deduction for Social Security, but are subject to offset by accrued benefits under specified predecessor plans.

On September 24, 2008, we announced that we were freezing benefit pension accruals under the non-union U.S. pension plan effective December 31, 2008 so that future service beyond December 31, 2008 is not to be credited under the non-union U.S. pension plan. Employees who were vested as of December 31, 2008 were entitled to their benefit earned as of December 31, 2008. Current employees who were not vested as of December 31, 2008 will be entitled to their benefit earned as of December 31, 2008 upon five years of continuous employment from date of hire. Mr. Pretty is the only Named Executive Officer participating in the non-union U.S. pension plan.

The following table sets forth information on the present value of accumulated benefits payable to each of the Named Executive Officers, including the number of years of service credited to each such Named Executive Officer, under the non-union U.S. pension plan (to the extent that such Named Executive Officer participates in the non-union U.S. pension plan) determined using interest rate and mortality rate assumptions consistent with those used in our audited financial statements for the fiscal year ended December 31, 2014.

Name	Plan Name	Number of Years Credited Service(1) (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Harold C. Bevis	—	—	—	—
Clifford E. Pietrafitta	—	—	—	—
David Pretty	non-union U.S. pension plan	10.917	$195,247	—
Eduardo Fracasso	—	—	—	—
Thomas C. Johnson	—	—	—	—

(1)	As of December 31, 2014. Covered employees become vested in the non-union U.S. pension plan after the completion of five years of vesting service.

Nonqualified Deferred Compensation

None of the Named Executive Officers received any nonqualified deferred compensation in 2014.

Employment Agreements and Potential Payments Upon Termination or Change in Control

We have entered into an employment agreement with each of Harold C. Bevis, Clifford E. Pietrafitta, David Pretty, Paul Wang, Eduardo Fracasso and Thomas C. Johnson. The employment period under the agreements will continue until terminated by us or the Named Executive Officer. The employment agreements for these executives provide, or in the case of Mr. Johnson, provided, the specific terms set forth below.

For additional information with respect to the employment agreements between us and our Named Executive Officers, please see the section “Employment Agreements” in Compensation Discussion & Analysis.

Also set forth below, after the description of the applicable employment agreement, are tables that show the potential amounts payable to each of the Named Executive Officers in accordance with their respective employment agreements and other agreements with us in the event of termination of such executive’s employment in the circumstances described in the category headings of the tables, assuming that such termination was effective as of December 31, 2014, except for Mr. Johnson, for whom we show the benefits actually received under the terms of his respective employment agreement governing his termination as an executive officer on January 1, 2014. With the exception of Mr. Johnson, the amounts in the tables are estimates of the amounts which would be paid out to the executives in accordance with their respective employment agreements upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from us. Regardless of the manner in which a Named Executive Officer’s employment terminates, he may be entitled to receive amounts earned during his term of employment. Such amounts include earned and unpaid base salary, vacation pay, and regular pension benefits (see “Pension Benefits” above). Each of Named Executive Officer was also a participant in the 2014 MIC, which provided that participants were entitled to receive their award if certain performance targets were met and if they were employed with us on December 31, 2014. For additional information with respect to the 2014 MIC, please see the section “Short-Term Incentive Compensation” in Compensation Discussion & Analysis.

Harold C. Bevis. Mr. Bevis serves as a Director and as our President and Chief Executive Officer. As of December 31, 2014, Mr. Bevis receives a base salary of $665,000, which may be increased at the discretion of the Board. His employment agreement provides that Mr. Bevis is eligible to participate in our annual bonus plan at a minimum target participation level of 100% of his base salary. If Mr. Bevis terminates his employment other than for “good reason” (as defined in his employment agreement), he is entitled to his unpaid salary and benefits through his date of termination. If his employment terminates because of his death or disability, then he is entitled to his earned and unpaid salary through his date of termination and the payout he would have earned under our annual bonus plan for the year in which the termination occurs, prorated to reflect the number of days that he worked in the year. In addition, if his employment terminates because of his disability, he is entitled to participate in medical/dental benefit plans for 18 months (or such longer period as may be provided in our benefit plans). If we terminate his employment for any other reason other than “cause” (as defined in his employment agreement), or if he terminates his employment for “good reason,” then he is entitled to (i) receive his base salary for 18 months, (ii) receive the payout he would have earned under our annual bonus plan for the year in which the termination occurs, prorated to reflect the number of days that he worked in the year, and (iii) participate in medical/dental benefit plans for 18 months years (or such longer period as may be provided in our benefit plans), provided that the timing of certain payments may be delayed under Section 409A of the Code. If any such termination occurs within three months prior to or two years following certain specified change of control transactions, then the period of base salary and medical/dental benefit continuation shall be two years instead of 18 months. If we terminate his employment for “cause,” he is entitled only to payment of his earned and unpaid base salary for the period prior to termination.

As a sign-on award, on August 15, 2012 we granted Mr. Bevis 204,208 time-based restricted stock units pursuant to a restricted stock unit agreement and an option to purchase 781,701 shares of our common stock pursuant to an option agreement. Under the restricted stock unit award, we will issue one share of common stock in respect of each fully vested time-based restricted stock unit. The time-based restricted stock unit award vests in three equal installments on the second, third and fourth anniversaries of August 15, 2012. Under the option agreement, one third of the total number of options vests and becomes exercisable on each of the second, third and fourth anniversaries of August 15, 2012. The exercise price under the option agreement is $4.00 per share and the term of the options is 10 years.

Under the restricted stock unit agreement, the option agreement and our 2014 LTIP, had we terminated his employment for any other reason other than “cause”, or if he terminated his employment for “good reason,” each as of December 31, 2014, then he would have been entitled to a pro rata portion of his time-based awards and options, and 100% of his performance-based awards under the 2014 LTIP. Mr. Bevis is also entitled to payment of 130,597 vested performance-based awards under the 2013 LTIP. Based on a closing price of $15.78 on December 31, 2014, the value of his time-based and performance-based awards under the restricted stock unit agreement and the LTIP (258,635) would have been $4,081,260 and the options (86,856) would have had a net value of $1,023,160.

Under the restricted stock unit agreement and the option agreement, had a change in control occurred on December 31, 2014, all of his time-based awards that had not previously vested (136,145) and all of his options (521,160) would have become vested. Based on a closing price of $15.78 on December 31, 2014, the value of such time-based awards would have been $2,148,368 and such options would have had a net value of $6,139,265. Additionally, under our 2014 and 2013 LTIP, had a change in control occurred on December 31, 2014, then 171,430 unvested time-based awards with a value of $2,705,165 and 75,832 unvested performance-based awards and 130,597 vested performance-based awards with a combined value of $3,257,450 would have become payable.

The employment agreement also provides, with certain exceptions, that Mr. Bevis may not participate in any entity or engage in any activity that competes with us or any of our subsidiaries during his employment and for a period of 18 months after his employment terminates. In addition, the employment agreement imposes certain non-solicitation obligations on him during the same period of time.

If it is determined that any payment or benefit provided to Mr. Bevis by us or any of our subsidiaries will be subject to the excise tax imposed by Section 4999 of the Code, the employment agreement provides that we will reduce such payment or benefit to the extent necessary so that no portion of the remaining payments and/or benefits will be subject to an excise tax under Section 4999.

Potential Payments to Mr. Bevis upon Termination at December 31, 2014:

Reason for Termination	Cash Severance Payment (2)	Equity Awards (3)	Continuation of Medical/ Dental Benefits	Excise Tax Gross-up	Benefits under Life Insurance Policies the Premiums for which are Paid for By Xerium	Total Termination Benefits
Death	$556,672	$—	$—	$—	$1,000,000	$1,556,672
Disability(1)	$556,672	$—	$22,176	$—	$—	$578,848
By Xerium for Cause(1)	$556,672	$—	$—	$—	$—	$556,672
By Xerium without Cause(1) and not within 3 months before or 24 months after a Change of Control(1)	$1,554,172	$5,104,414	$22,176	$—	$—	$6,680,762
By Xerium without Cause(1) and within 3 months before or 24 months after a Change of Control(1)	$1,886,672	$14,248,731	$34,788	$—	$—	$16,170,191
By the Executive for Good Reason(1) and not within 3 months before or 24 months after a Change of Control(1)	$1,554,172	$5,104,414	$22,176	$—	$—	$6,680,762
By the Executive for Good Reason(1) and within 3 months before or 24 months after a Change of Control(1)	$1,886,672	$14,248,731	$34,788	$—	$—	$16,170,191
By the Executive without Good Reason(1)	$556,672	$—	$—	$—	$—	$556,672

(1)	As defined in Mr. Bevis’ employment agreement.

(2)
The amounts set forth under cash severance payments are payable over time as continuation of the payment of base salary or in a lump sum as described in the description of Mr. Bevis’ employment agreement above. In addition, this column includes cash payments under our 2014 MIC that were payable as a result of Mr. Bevis being employed by us on December 31, 2014.

Clifford E. Pietrafitta. Mr. Pietrafitta serves as our Executive Vice President and Chief Financial Officer. As of December 31, 2014, Mr. Pietrafitta receives a base salary of $355,000, which may be increased for subsequent years at the discretion of the Board. Under the terms of his employment agreement, Mr. Pietrafitta is eligible to participate in our annual bonus plan at a minimum target participation level of 50% of his base salary.

If Mr. Pietrafitta terminates his employment other than for “good reason” (as defined in his employment agreement), he is entitled to his unpaid salary and benefits through his date of termination. If his employment terminates because of his death or disability, then he is entitled to his earned and unpaid salary through his date of termination and any payout he would have earned under our annual bonus plans for the year in which the termination occurs, prorated to reflect the number of days that he worked in the year. In addition, if his employment terminates because of disability, he is entitled to participate in medical/dental benefit plans for 18 months (or such longer period as may be provided in our benefit plans). If we terminated his employment for any other reason (other than “cause” as defined in the employment agreement), or if he terminate his employment for “good reason,” then he is entitled to receive his base salary for one year and to participate in medical/dental benefit plans for one year (or such longer period as may be provided in our benefit plans). If any such termination were to occur within three months prior to or two years following certain specified change of control transactions, then the period of base salary and medical/dental benefit continuation would be 18 months instead of one year. If we terminate his employment for “cause,” he is entitled only to payment of his earned and unpaid base salary for the period prior to termination.

The employment agreement also imposes non-competition and employee non-solicitation obligations on Mr. Pietrafitta.

If it is determined that any payment or benefit provided to Mr. Pietrafitta by us or any of our subsidiaries would be subject to the excise tax imposed by Section 4999 of the Code pursuant to the employment agreement we would make an additional lump-sum payment to Mr. Pietrafitta sufficient, after giving effect to all federal, state, and other taxes and charges with respect to such payment, to make Mr. Pietrafitta whole for all taxes imposed under or as a result of Section 4999.

Under our long-term incentive programs, had we terminated his employment for any other reason other than “cause”, or if he terminated his employment for “good reason,” each as of December 31, 2014, then he would have been entitled to a pro rata portion of his time-based awards (6,503), a pro rata portion of his performance-based awards under the 2014 LTIP (1,016) and 100% of his performance-based awards that vested under the 2013 LTIP (6,996). Based on a closing price of $15.78 on December 31, 2014, the value of such time-based awards and performance-based awards would have been $229,035.

Under our long-term incentive programs, had a change in control occurred on December 31, 2014, then unless the Compensation Committee provided for the continuation, assumption or substitution of the performance-based portion of the awards by the surviving entity or acquirer, 11,058 unvested performance-based awards (including 4,062 performance-based awards under the 2014 LTIP) with a value of $174,495 would have become vested, 9,183 unvested time-based awards with a value of $144,908 would have become vested and 6,996 vested time-based awards under the 2013 LTIP with a combined value of $245,174 would have become payable.

Potential Payments to Mr. Pietrafitta upon Termination at December 31, 2014:

Reason for Termination	Cash Severance Payment (2)	Equity Awards (3)	Continuation of Medical/ Dental Benefits	Excise Tax Gross-up	Benefits under Life Insurance Policies the Premiums for which are Paid for By Xerium	Total Termination Benefits
Death	$148,585	$—	$—	$—	$681,000	$829,585
Disability(1)	$148,585	$—	$21,903	$—	$—	$170,488
By Xerium for Cause(1)	$148,585	$—	$—	$—	$—	$148,585
By Xerium without Cause(1) and not within 3 months before or 24 months after a Change of Control(1)	$503,585	$229,035	$14,602	$—	$—	$747,222
By Xerium without Cause(1) and within 3 months before or 24 months after a Change of Control(1)	$681,085	$419,669	$21,903	$—	$—	$1,122,657
By the Executive for Good Reason(1) and not within 3 months before or 24 months after a Change of Control(1)	$503,585	$229,035	$14,602	$—	$—	$747,222
By the Executive for Good Reason(1) and within 3 months before or 24 months after a Change of Control(1)	$681,085	$419,669	$21,903	$—	$—	$1,122,657
By the Executive without Good Reason(1)	$148,585	$—	$—	$—	$—	$148,585

(1)	As defined in Mr. Pietrafitta’s employment agreement.

(2)
The amounts set forth under cash severance payments are payable over time as continuation of the payment of base salary or in a lump sum as described in the description of Mr. Pietrafitta’s employment agreement above. In addition, this column includes cash payments under our 2014 MIC that were payable as a result of Mr. Pietrafitta being employed by us on December 31, 2014.

David Pretty. Mr. Pretty serves as President—Xerium North America and Europe. As of December 31, 2014, Mr. Pretty receives a base salary of $405,000, which may be increased at the discretion of the Board. Under the terms of his employment agreement, if his employment terminates because of his death or disability, then he is entitled to his earned and unpaid salary through his date of termination. In addition, if his employment terminates because of disability, he is entitled to participate in medical/dental plans for 18 months (or such longer period as may be provided in our benefit plans). If we terminate his employment for any other reason (other than “cause” (as defined in the employment agreement)), or if he terminates his employment for “good reason” (as defined in the employment agreement), then he is entitled to receive his base salary for one year and participate in medical/dental benefit plans for one year (or such longer period as may be provided in our benefit plans), provided that the timing of certain payments may be delayed under Section 409A of the Code. If any such termination occurs within three months prior to or two years following certain specified change of control transactions, then the period of base salary and medical/dental benefit continuation shall be 18 months instead of one year. If we terminate his employment for “cause,” he is entitled only to payment of his earned and unpaid base salary for the period prior to termination. If Mr. Pretty remains employed with us as of August 15, 2015, we will pay him a retention bonus equal to $225,000. Unless previously paid, this retention bonus will be accelerated in the event that we terminate his employment without "cause" or if he terminates his employment for "good reason," within three months prior to or two years following certain specified change of control transactions.

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

Mr. Pretty also participated in our non-union U.S. pension plan. For a description of the non-union U.S. pension plan, and the amounts payable to Mr. Pretty thereunder, see “Pension Benefits” above.

Under our long-term incentive programs, had we terminated his employment for any other reason other than “cause”, or if he terminated his employment for “good reason,” each as of December 31, 2014, then he would have been entitled to a pro rata portion of his time-based awards (6,185), a pro rata portion of his performance-based awards under the 2014 LTIP (1,354) and 100% of his performance-based awards under the 2013 LTIP (6,996). Based on a closing price of $15.78 on December 31, 2014, the value of such time-based awards and performance-based awards would have been $229,362.

Under our long-term incentive programs, had a change in control occurred on December 31, 2014, then (i) unless the Compensation Committee provided for the continuation, assumption or substitution of the performance-based portion of the awards by the surviving entity or acquirer, 5,416 unvested performance-based awards with a value of $85,464 would have become vested, and (ii) 9,912 unvested time-based awards with a value of $156,411 would have become vested. Additionally, under the 2013 LTIP, 6,996 vested performance-based awards with a value of $110,397 would become payable.

Potential Payments to Mr. Pretty upon Termination at December 31, 2014:

Reason for Termination	Cash Severance Payment (2)	Equity Awards (3)	Continuation of Medical/ Dental Benefits	Excise Tax Gross-up	Benefits under Life Insurance Policies the Premiums for which are Paid for By Xerium	Total Termination Benefits
Death	$169,513	$—	$—	$—	$810,000	$979,513
Disability(1)	$169,513	$—	$22,176	$—	$—	$191,689
By Xerium for Cause(1)	$169,513	$—	$—	$—	$—	$169,513
By Xerium without Cause(1) and not within 3 months before or 24 months after a Change of Control(1)	$574,513	$229,362	$14,784	$—	$—	$818,659
By Xerium without Cause(1) and within 3 months before or 24 months after a Change of Control(1)	$1,002,013	$410,133	$22,176	$—	$—	$1,434,322
By the Executive for Good Reason(1) and not within 3 months before or 24 months after a Change of Control(1)	$574,513	$229,362	$14,784	$—	$—	$818,659
By the Executive for Good Reason(1) and within 3 months before or 24 months after a Change of Control(1)	$1,002,013	$410,133	$22,176	$—	$—	$1,434,322
By the Executive without Good Reason(1)	$169,513	$—	$—	$—	$—	$169,513

(1)	As defined in Mr. Pretty’s employment agreement.

(2)
The amounts set forth under cash severance payments are payable over time as continuation of the payment of base salary or in a lump sum as described in the description of Mr. Pretty’s employment agreement above. In addition, this column includes cash payments under our 2014 MIC that were payable as a result of Mr. Pretty being employed by us on December 31, 2014. For a termination of Mr. Pretty "without cause" or by Mr. Pretty "for good reason" close in time to a change in control, includes the acceleration of the $225,000 retention bonus.

Thomas C. Johnson. Mr. Johnson served as President - Xerium Asian from September 2008 until January 1, 2014. Under a Separation Agreement entered into between us and Mr. Johnson, dated December 31, 2013, Mr. Johnson was entitled to receive his annual base salary of $325,000 over a 12 month period following his termination, a lump sum payment of $325,000, a payment under our 2013 Management Incentive Compensation plan of $235,983, issuance of common stock equal to a pro rata portion of his time-based awards (1,000) under the 2012 LTIP , a pro rata portion of his time-based awards (2,749), and 100% of his performance-based awards under the 2013 LTIP (6,996). Based on the last closing price of $16.49 on December 31, 2013, which is the day immediately prior to his termination, the value of such time-based awards and performance-based awards under the would have been $177,185. Mr. Johnson was also entitled to health insurance benefits for 18 months, which has a value of $22,176.

Actual Payments paid to Mr. Johnson in connection with his termination were:

	Cash Severance Payment (1)	Equity Awards	Incremental Pension Benefits	Continuation of Medical/ Dental Benefits	Excise Tax Gross-up	Benefits under Life Insurance Policies the Premiums for which are Paid for By Xerium	Total Termination Benefits
Actual amounts paid to Mr. Johnson pursuant to Separation Agreement	$885,983	$177,185	$—	$22,176	$—	$—	$1,085,344

(1)
The amount set forth under cash severance payment was paid, in part, over time as continuation of the payment of base salary as described in the description of Mr. Johnson’s separation agreement above and, in part, as a lump sum. In addition, this column includes cash payments under our 2013 MIC.

Eduardo Fracasso. Mr. Fracasso has served as President—Xerium South America since January 2008. As of December 31, 2014, Mr. Fracasso received a base salary of $906,012 Brazilian Real ($385,961 at an exchange rate of $0.426 per Real, the average exchange rate for 2014). His employment agreement provides that Mr. Fracasso is eligible to participate in our annual incentive bonus plan at a minimum target participation level of 50% of his base salary for the applicable year.

If Mr. Fracasso terminates his employment other than for “good reason” (as defined in his employment agreement), he is entitled to his earned and unpaid salary through his date of termination. If Mr. Fracasso’s employment terminates because of his death, then he is entitled to his earned and unpaid salary through his date of termination. If we terminate his employment for any other reason (other than “cause” (as defined in the employment agreement)), or if he terminates his employment for “good reason” (as defined in the employment agreement), then he is entitled to receive his base salary for one year and to participate in medical/dental benefit plans for one year (or such longer period as may be provided in our benefit plans). If any such termination occurs within three months prior to or two years following certain specified change of control transactions, then the period of base salary and medical/dental benefit continuation shall be 18 months. If we terminate his employment for “cause,” he is entitled only to payment of his earned and unpaid base salary for the period prior to termination.

The employment agreement also imposes certain non-competition and non-solicitation obligations on Mr. Fracasso during his employment and for a period of one year after his employment terminates.

Under our long-term incentive programs, had we terminated his employment for any other reason other than “cause”, or if he terminated his employment for “good reason,” each as of December 31, 2014, then he would have been entitled to a pro rata portion of his time-based awards (4,446), a pro rata portion of his performance-based awards (677) under the 2014 LTIP and 100% of his performance-based awards under the 2013 LTIP (6,996). Based on a closing price of $15.78 on December 31, 2014, the value of his time-based awards and performance-based awards under the 2013 and 2014 LTIP would have been $191,238.

Under our long-term incentive programs, had a change in control occurred on December 31, 2014, then (i) unless the Compensation Committee provided for the continuation, assumption or substitution of the performance-based portion of the awards by the surviving entity or acquirer, 2,708 unvested performance-based awards with a value of $42,732 would have become vested, and (ii) 8,454 unvested time-based awards with a value of $133,404 would have become vested. Additionally, under the 2013 LTIP, 6,996 vested performance-based awards with a value of $110,397 would become payable.

Potential Payments to Mr. Fracasso upon Termination at December 31, 2014:

Reason for Termination	Cash Severance Payment (2)	Equity Awards (3)	Continuation of Medical/ Dental Benefits	Excise Tax Gross-up	Benefits under Life Insurance Policies the Premiums for which are Paid for By Xerium	Total Termination Benefits
Death	$140,687	$—	$—	$—	$202,000	$342,687
Disability(1)	$140,687	$—	$60,141	$—	$—	$200,828
By Xerium for Cause(1)	$140,687	$—	$—	$—	$—	$140,687
By Xerium without Cause(1) and not within 3 months before or 24 months after a Change of Control(1)	$526,648	$198,627	$40,094	$—	$—	$765,369
By Xerium without Cause(1) and within 3 months before or 24 months after a Change of Control(1)	$719,629	$306,258	$60,141	$—	$—	$1,086,028
By the Executive for Good Reason(1) and not within 3 months before or 24 months after a Change of Control(1)	$526,648	$198,627	$40,094	$—	$—	$765,369
By the Executive for Good Reason(1) and within 3 months before or 24 months after a Change of Control(1)	$719,629	$306,258	$60,141	$—	$—	$1,086,028
By the Executive without Good Reason(1)	$140,687	$—	$—	$—	$—	$140,687

(1)	As defined in Mr. Fracasso’s Employment Agreement.

(2)
The amounts set forth under cash severance payments are payable over time as continuation of the payment of base salary or in a lump sum as described in the description of Mr. Fracasso’s employment agreement above. In addition, this column includes cash payments under our 2013 MIC that were payable as a result of Mr. Fracasso being employed by us on December 31, 2013.

Paul Wang. Mr. Wang serves as President - Xerium Asia and Xerium China since March 2014. As of December 31, 2014, Mr. Wang's base salary is $300,000. His employment agreement provided that Mr. Wang was eligible to participate in our annual incentive bonus plan and long term incentive programs at a minimum target participation level of 50% of his base salary for the applicable year.

Under the terms of his employment agreement, had his employment terminated under any circumstances in which Chinese law requires statutory severance compensation, we would pay Mr. Wang severance in the amount equal to 12 months of his base salary, including any statutory severance compensation that would be required under Chinese law, if any.

The employment agreement also provides, with certain exceptions, that Mr. Wang may not participate in any entity or engage in any activity that competes with us or any of our subsidiaries during his employment and for a period of two years after his employment terminates. In addition, the employment agreement imposes certain non-solicitation obligations on him during the same period of time.

Under our long-term incentive programs, had we terminated his employment for any other reason other than “cause”, or if he terminated his employment for “good reason,” each as of December 31, 2014, then he would have been entitled to a pro rata portion of his time-based awards (1,093) and a pro rata portion of his performance-based awards (2,031). Based on a closing price of $15.78 on December 31, 2014, the value of such time-based awards and performance-based awards would have been $49,296.

Under our long-term incentive programs, had a change in control occurred on December 31, 2014, then (i) unless the Compensation Committee provided for the continuation, assumption or substitution of the performance-based portion of the awards by the surviving entity or acquirer, 8,124 unvested performance-based awards with a value of $128,197 would have become vested, and (ii) 4,375 unvested time-based awards with a value of $69,038 would have become vested.

Potential Payments to Mr. Wang upon Termination at December 31, 2014:

Reason for Termination	Cash Severance Payment (2)	Equity Awards (3)	Continuation of Medical/ Dental Benefits	Excise Tax Gross-up	Benefits under Life Insurance Policies the Premiums for which are Paid for By Xerium	Total Termination Benefits
Any termination which requires severance under PRC law	$300,000	$—	$—	$—	$—	$300,000
Any termination which requires severance under PRC law and not within 3 months before or 24 months after a Change of Control	$300,000	$49,296	$—	$—	$—	$349,296
Any termination which requires severance under PRC law and not within 3 months before or 24 months after a Change of Control	$300,000	$197,235	$—	$—	$—	$497,235

COMPENSATION OF DIRECTORS

Employee directors do not receive additional compensation for service on the Board or its committees. The Nominating and Governance Committee reviews and makes recommendations to the Board regarding the compensation of directors. The Board approves the compensation of directors. In 2013, we did not engage a compensation consulting firm to conduct a review of our 2013 cash and equity compensation program for non-employee directors. However, previously in 2010, we had engaged Towers Watson at the request of Nominating and Governance Committee to conduct a review of our cash and equity compensation program for non-employee directors in order to assist the Board in establishing non-employee director compensation for 2010 and subsequent years.

Non-Management Director Compensation Policy at December 31, 2014

Non-management directors receive an annual retainer of $112,000, which is paid pursuant to the Xerium Technologies, Inc. Directors' Deferred Stock Unit Plan. Under the plan, 50% of the retainer is paid in the form of a grant of deferred stock units. Non-management directors are given the opportunity to elect to receive the remainder of such retainer in deferred stock units or in cash.

Under the plan, cash payments and director stock unit crediting are made quarterly. The number of deferred stock units credited to a director’s account is determined by dividing the portion of the annual retainer for that period by the fair market value of our common stock (the closing price on the last trading day of each quarter) on the particular credit date. Deferred stock units are fully vested upon being credited to a director’s account. Non-management directors may elect whether the units will convert into shares of common stock (i) immediately at the end of each quarter, or (ii) six months after the termination of the director’s service on the Board.

Each of the Chairs of the Audit Committee and the Compensation Committee also receives additional cash compensation at an annual rate of $10,000 per year, and the Chair of the Nominating and Governance Committee, and the Lead Independent Director, if there is one, each receive additional cash compensation at an annual rate of $5,000 per year. If the Chairman of the Board is a non-management director, then he or she receives additional cash compensation at an annual rate of $55,000 per year. Directors are also reimbursed for out-of-pocket expenses for attending board and committee meetings.

Non-Management Director Compensation Policy at December 31, 2013

The Non-Management Director Compensation Policy at December 31, 2013 was substantially similar to the policy at December 31, 2014.

Director Compensation

The following table sets forth information for the compensation earned by the individuals who served as non-employee directors of Xerium for service on the Board or committees of the Board during the fiscal year ended December 31, 2014.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Roger A. Bailey	$56,000	$56,000					$112,000
David A. Bloss, Sr.	$66,000	$56,000	$—	$—	$—	$—	$122,000
Ambassador April H. Foley	$61,000	$56,000	$—	$—	$—	$—	$117,000
Jay J. Gurandiano	$56,000	$56,000	$—	$—	$—	$—	$112,000
John F. McGovern	$66,000	$56,000	$—	$—	$—	$—	$122,000
James F. Wilson	$111,000	$56,000	$—	$—	$—	$—	$167,000

(1)
The amounts in these columns reflect the aggregate grant date fair value computed in accordance with ASC Topic 718 of the stock awards granted to non-employee directors during 2014. Assumptions used in the calculation of these amounts are included in Note 10 to our audited financial statements for the fiscal year ended December 31, 2014. Each stock unit corresponds to one share of our common stock. If a director’s service on the Board is terminated, such director will, as appropriate, (i) receive as of the end of the quarter in which his or her service ends the number of shares of common stock that equals the number of pro rata deferred stock units the director has earned during that quarter, and (ii) six months after such termination, receive the number of shares of common stock that equals the number of deferred stock units the director has earned if such director either elected to defer conversion of the deferred stock units or held deferred stock units under the director compensation plan in effect prior to March 15, 2011. Dividends are paid on these deferred stock units at the same rate as dividends on our common stock (if any), but only in the form of additional deferred stock units, as applicable.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Proxy Statement with management, and based upon such review of and discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Proxy Statement for filing with the SEC.

The foregoing report is provided by the following directors, who constitute the Compensation Committee:

Mr. David A. Bloss, Chair
Mr. Roger A. Bailey
Mr. James F. Wilson

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2014, none of our executive officers served as: (i) a member of the Compensation Committee (or other Board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served on the Compensation Committee; (ii) a director of another entity, one of whose executive officers served on the Compensation Committee; or (iii) a member of the Compensation Committee (or other Board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served as a director of Xerium. No current or former officers or employees of Xerium serve on the Compensation Committee.

ITEM 12 SECURITY OWNERSHIP OF CERTIAN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the amount of our common stock beneficially owned, directly or indirectly, as of April 20 2015, by (i) based on information filed with the SEC, each person known by us to beneficially own more than 5% of our common stock; (ii) each current member of the Board; (iii) each of our Named Executive Officers as of April 20, 2015, (the data below is based upon information available to us); and (iv) all members of the Board and all of our current executive officers as a group, and the percentage of the common stock outstanding represented by each such amount. As of April 20, 2015, the total number of shares of our common stock outstanding was 15,593,708. Except as indicated in the footnotes to the table, each person has sole voting and investment power with respect to all shares indicated as beneficially owned by such person. Except as indicated in the footnotes to this table, the address for each person listed below is c/o Xerium Technologies, Inc., 14101 Capital Boulevard, Youngsville, NC 27596.

	Common Stock, par value $0.001 per share
Name of Beneficial Owner	Number	Percent
AS Investors, LLC (1)	2,164,338	13.9%
Carl Marks Management Company, LLC(2)	2,064,452	13.2%
Tocqueville Asset Management L.P.(3)	1,586,958	10.2%
Harold Bevis(4)	134,751	*
Clifford E. Pietrafitta(5)	24,237	*
David Pretty(6)	30,095	*
Eduardo Fracasso(7)	33,622	*
Paul Wang	—	*
Roger A. Bailey	19,024	*
David A. Bloss, Sr.(8)	9,726	*
Ambassador April H. Foley(9)	24,641	*
Jay J. Gurandiano(10) (11)	31,731	*
John F. McGovern(12)	8,000	*
James F. Wilson(13)	2,095,099	13.4%
All directors and executive officers as a group (14 people)(14)	2,420,239	15.5%

(*)	Less than 1%.

(1)
AS Investors, LLC’s address is c/o American Securities LLC, 299 Park Avenue, 34th Floor, New York, NY 10171. American Securities Partners V, L.P., American Securities Partners V(B), L.P., American Securities Partners V(C), L.P., (collectively, the “Sponsors”) are owners of membership interests in AS Investors, LLC. American Securities Associates V, LLC is the general partner of each Sponsor. American Securities LLC provides investment advisory services to each Sponsor and to American Securities Associates V, LLC.

(2)
Carl Marks Management Company, LLC’s address is 900 Third Avenue, 33rd Floor, New York, NY 10022. Represents 626,544 shares held by Carl Marks Strategic Investments, L.P. (“CMSI”), and 1,437,908 held by Carl Marks Strategic Opportunities Fund, L.P. (“CMSO”). Carl Marks Management Company, LLC is the registered investment adviser of CMSI and CMSO. CMSI GP, LLC is the general partner of CMSI, and Carl Marks GP, LLC is the general partner of CMSO. Messrs. Andrew M. Boas, Robert C. Ruocco, and James Forbes Wilson are the managing members of Carl Marks Management Company, LLC, CMSI GP, LLC and Carl Marks GP, LLC.

(3)	Tocqueville Asset Management L.P.’s address is 40 West 57th Street, 19th Floor, New York, NY 10019.

(4)
Excludes 130,597 performance-based restricted stock units that are vested, but unissued and are not convertible into shares of common stock within 60 days of April 20, 2015 unless certain conditions, including conditions outside the control of Mr. Bevis, exist. Also, excludes 136,146 shares of common stock underlying time-based restricted stock units and 521,161 shares of common stock underlying options granted upon joining Xerium that, in both cases, do not vest within 60 days of April 20, 2015.

(5)
Excludes 6,997 performance-based restricted stock units that are vested, but unissued and are not convertible into shares of common stock within 60 days of April 20, 2015 unless certain conditions, including conditions outside the control of Mr. Pietrafitta, exist.

(6)
Excludes 6,997 performance-based restricted stock units that are vested, but unissued and are not convertible into shares of common stock within 60 days of April 20, 2015 unless certain conditions, including conditions outside the control of Mr. Pretty, exist.

(7)
Excludes 6,997 performance-based restricted stock units that are vested, but unissued and are not convertible into shares of common stock within 60 days of April 20, 2015 unless certain conditions, including conditions outside the control of Mr. Fracasso, exist.

(8)
Excludes 19,067 shares of common stock underlying director deferred stock units held by the non-management director. Such deferred stock units will be settled in shares of common stock six months after the director’s departure from the Board, and thus are not convertible into shares of common stock within 60 days of April 20, 2015.

(9)
Excludes 8,234 shares of common stock underlying director deferred stock units held by the non-management director. Such deferred stock units will be settled in shares of common stock six months after the director’s departure from the Board, and thus are not convertible into shares of common stock within 60 days of April 20, 2014.

(10)
Excludes 2,228 shares of common stock underlying director deferred stock units held by the non-management director. Such deferred stock units will be settled in shares of common stock six months after the director’s departure from the Board, and thus are not convertible into shares of common stock within 60 days of April 20, 2014.

(11)
Includes 3,556 shares of common stock (not including shares in respect of future dividend payments on our common stock) that will be paid to the non-management director upon the termination of his service on the Board in respect of outstanding restricted stock units earned as part of the director’s compensation for service on the Board.

(12)
Excludes 34,508 shares of common stock underlying director deferred stock units held by the non-management director. Such deferred stock units will be settled in shares of common stock six months after the director’s departure from the Board, and thus are not convertible into shares of common stock within 60 days of April 20, 2014.

(13)
Mr. Wilson’s business address is c/o Carl Marks Management Company, L.P., 900 Third Avenue, 33rd Floor, New York, NY 10022. Represents 2,064,452 shares of common stock described in note (2) above and 30,647 shares of common stock owned directly by Mr. Wilson. Mr. Wilson is a managing member of Carl Marks Management Company, LLC, CMSI GP, LLC and Carl Marks GP, LLC. Carl Marks Management Company, LLC is the registered investment adviser of CMSI and CMSO. CMSI GP, LLC is the general partner of CMSI, and Carl Marks GP, LLC is the general partner of CMSO. Mr. Wilson’s beneficial ownership is limited to (i) his direct ownership of 27,860 shares of common stock and (ii) his indirect interest (if any) in the shares of common stock held by CMSI and CMSO, limited to his pecuniary interest in CMSI and CMSO (if any).

(14)
Includes an aggregate of 3,556 shares of common stock (not including shares in respect of future dividend payments on our common stock) that will be paid to Mr. Gurandiano upon the termination of his service on the Board in respect of outstanding restricted stock units earned as part of the director’s compensation for service on the Board. Excludes 172,577 performance-based restricted stock units that are vested, but unissued and are not convertible into shares of common stock within 60 days of April 20, 2015 unless certain conditions exist.

Equity Compensation Plan Information

The following table sets forth certain information with respect to Xerium's equity compensation plans at December 31, 2014.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	653,106	na	526,189

Equity compensation plans not approved by security holders	657,306	$4.00	—

Total	1,310,412	na	526,189

Please see the discussion below under "Employment Agreements and Potential Payments Upon Termination or Change in Control" for a discussion of the equity compensation plans not approved by security holders, which were granted in connection with the appointment of Mr. Bevis.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We review all relationships and transactions in which we and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. We obtain information from the directors and executive officers with respect to related person transactions in order to determine, based on the facts and circumstances, whether we or a related party has a direct or indirect material interest in the transaction. If the determination is made that a related party has a material interest in any transaction of ours, these transactions are disclosed in our proxy statement as required under the rules and regulations of the SEC. In addition, in March 2007, the Board of Directors adopted a written policy that calls for the Audit Committee to review and approve related party transactions occurring after the date of adoption of that policy other than:

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

Director Independence

The Board has adopted Corporate Governance Guidelines that include standards for the independence of directors in accordance with the rules and regulations of the New York Stock Exchange (the "NYSE"). The standards for the independence of directors are included in the Corporate Governance Guidelines available on our website at www.xerium.com. Using the standards set forth in the Corporate Governance Guidelines, the Board has determined that each of Ambassador Foley and Messrs. Bailey, Bloss, Gurandiano, McGovern, and Wilson is independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the aggregate fees billed for professional services rendered to us by Ernst & Young LLP in 2014 and 2013. A description of those fees and services follows the table.

	2014	2013
Audit fees(a)	$2,317,600	$2,632,800
Audit-related fees(b)	2,000	145,000
Tax fees(c)	23,000	—
All other fees	—	—
Total fees	$2,342,600	$2,777,800

(a)
Audit fees were for professional services rendered for the audits of our consolidated financial statements (including services in connection with rendering an opinion under Section 404 of the Sarbanes-Oxley Act of 2002), foreign statutory audit fees, attest services, reviews of quarterly results, consents, and assistance with and review of documents filed with the SEC and related out-of-pocket expenses.

(b)
Audit-related fees were for technical, financial reporting, and compliance services that are reasonably related to the performance of the audit or review of our financial statements and that are not included under the heading “Audit fees.”

(c)	Tax fees include tax compliance, tax planning, and tax advice.

The Audit Committee is responsible for pre-approving all audit and non-audit services rendered by Ernst & Young LLP. The Audit Committee has adopted a policy which sets forth procedures and conditions pursuant to which services proposed to be performed by the independent registered public accounting firm may be pre-approved. Under the policy, unless the Audit Committee states a different term, the term of any pre-approval extends from the date of the pre-approval until the next meeting of the Audit Committee at which it reviews all outstanding pre-approvals and renews, modifies and/or discontinues each such pre-approval. The Audit Committee has delegated certain pre-approval responsibilities to its Chair, currently Mr. McGovern. Any services pre-approved by the Chair are to be reported to the Audit Committee at its next general meeting. Any proposed services exceeding pre-approved cost levels or with scope greater than that which is pre-approved requires specific approval by the Audit Committee in advance of the provision of the service. The Audit Committee pre-approved all audit and non-audit services rendered by Ernst & Young LLP for the years ended December 31, 2014 and December 31, 2013.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1(1)*	Joint Prepackaged Plan of Reorganization, as confirmed by the bankruptcy court on May 12, 2010.
2.2(2)	Confirmation Order, dated May 12, 2010.
3.1(3)	Second Amended and Restated Certificate of Incorporation of Xerium Technologies, Inc.
3.2(4)	Amended and Restated By-Laws of Xerium Technologies, Inc.
4.1(5)	Registration Rights Agreement by and among Xerium Technologies, Inc. and certain of its investors.
4.2(6)	Form of Stock Certificate.
4.3(7)	Form of Warrant.
4.4(8)	Dividend Reinvestment Plan.
4.5(9)	Indenture among the Company, the guarantor parties thereto and U.S. Bank National Association as Trustee, dated May 26, 2011.

Exhibit No.	Description of Exhibit
4.6(10)	Registration Rights Agreement among the Company, the guarantor parties thereto and the Initial Purchasers, dated May 26, 2011.
4.7(11)	Form of 8.875% Senior Notes due 2018 (included in exhibit 4.5).
10.1.1(12)	$200 million Term Credit Facility among the Company, certain direct and indirect U.S. subsidiaries of the Company, and certain financial institutions, dated May 17, 2013.
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

10.4(13)	Director Nomination Agreement entered into by and among the Company and AS Investors, LLC, dated May 25, 2010.
10.5(14)	Director Nomination Agreement entered into by and among the Company, Carl Marks Strategic Investments, L.P., and Carl Marks Strategic Opportunities Fund, L.P., dated May 25, 2010.
10.6(15)+	2005 Equity Incentive Plan.
10.7(16)+	Amendment No. 1 to the 2005 Equity Incentive Plan.
10.8(17)+	Amendment No. 2 to the 2005 Equity Incentive Plan.
10.9(18)+	Amendment No. 3 to the 2005 Equity Incentive Plan.
10.10(19)+	Performance Criteria Terms for Performance-Based Awards Under the 2005 Equity Incentive Plan.
10.11(20)+	2009 Director Restricted Stock Units Agreement dated as of June 9, 2009.
10.12(21)+	2009 Director Restricted Stock Units Agreement dated as of August 4, 2009.
10.13(22)+	2010 Equity Incentive Plan.
10.14(23)+	Amendment No. 1 to 2010 Equity Incentive Plan.
10.15(24)+	Amendment No. 2 to 2010 Equity Incentive Plan.
10.16(25)+	Performance Award Program for 2010.
10.17(26)+	Long Term Incentive Plan.
10.18(27)+	2011-2013 Long-Term Incentive Plan.
10.19(28)+	2012-2014 Executive Long-Term Incentive Plan.
10.20(29)+	Form of Time-Based Restricted Stock Units Agreement under the Long Term Incentive Plan.
10.21(30)+	2013-2015 Executive Long-Term Incentive Plan and Form of Award Agreement.
10.22(31)	Form of 2013 Management Incentive Plan.
10.23(32)+	Form of Independent Director Indemnification Agreement entered into between the Registrant and certain independent directors.
10.24(33)+	Form of 2010 Director Option Agreement.
10.25(34)+	Non-Management Director Compensation Policy.
10.26(35)+	Directors’ Deferred Stock Unit Plan.
10.27(36)+	Employment Agreement with Harold C. Bevis.
10.28(37)+	Restricted Stock Unit Agreement with Harold C. Bevis.
10.29(38)+	Option Agreement with Harold C. Bevis.
10.30(39)+	Amended and Restated Service Contract with John Badrinas.
10.31(40)+	Employment Agreement with Clifford E. Pietrafitta.
10.32(41)+	Amended and Restated Employment Agreement with David Pretty.
10.33(42)+	Amendment to Amended and Restated Employment Agreement with David Pretty.
10.34(43)+	Amendment No. 3 to Employment Agreement with David Pretty.
10.35(44)+	Employment Agreement with Thomas C. Johnson.
10.36(45)+	Amendment to Employment Agreement with Thomas Johnson.
10.37(46)+	Employment Agreement with Eduardo Fracasso.
10.38(47)+	Employment Agreement with Kevin McDougall.

Exhibit No.	Description of Exhibit
10.39(48)+	Amendment to Employment Agreement with Kevin McDougall.
10.40(49)+	Form of December 2011 Amendment to Employment Agreements with senior executive officers.
10.41(50)+	Employment Agreement with Michael Bly.
10.42(51)+	Employment Agreement with William Butterfield.
10.43(54)+	Form of 2014 Management Incentive Plan
10.44(55)+	Employment Agreements with Wern-Lirn "Paul" Wang
10.45(56)+	2014-2016 Executive Long Term Incentive Plan and Form of Agreement
10.46(57)	Second Amendment to Credit and Guaranty Agreement dated as of August 18, 2014
10.47(58)	Second Amendment to First Amended and Restated Revolving Credit and Guaranty Agreement, dated September 9, 2014.
21.1 (59)	Subsidiaries of the Registrant.
23.1 (59)	Consent of Ernst & Young LLP.
31.1 (59)	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 (59)	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (60)	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (60)	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2010, and incorporated herein by reference.
(2)	Filed as Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2010, and incorporated herein by reference.
(3)	Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(4)	Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(5)	Filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on June 23, 2005, and incorporated herein by reference.
(6)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(7)	Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(8)	Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on February 20, 2007, and incorporated herein by reference.
(9)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2011, and incorporated herein by reference.
(10)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2011, and incorporated herein by reference.
(11)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2011, and incorporated herein by reference.

(12)	Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 23, 2013, and incorporated herein by reference.
(13)	Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(14)	Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(15)	Filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on June 23, 2005, and incorporated herein by reference.
(16)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2008, and incorporated herein by reference.
(17)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 11, 2008, and incorporated herein by reference.
(18)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 11, 2009, and incorporated herein by reference.
(19)	Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 11, 2008, and incorporated herein by reference.
(20)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2009, and incorporated herein by reference.
(21)	Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2009, and incorporated herein by reference.
(22)	Filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(23)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2011, and incorporated herein by reference.
(24)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2013, and incorporated herein by reference.
(25)	Filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(26)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2010 and incorporated herein by reference.
(27)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011, and incorporated herein by reference.
(28)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2012, and incorporated herein by reference.
(29)	Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2010 and incorporated herein by reference.
(30)	Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2013, and incorporated herein by reference.
(31)	Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2013, and incorporated herein by reference.
(32)	Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2008, and incorporated herein by reference.
(33)	Filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2010, and incorporated herein by reference.
(34)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2013, and incorporated herein by reference.
(35)	Filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011 and incorporated herein by reference.
(36)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2012, and incorporated herein by reference.
(37)	Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2012, and incorporated herein by reference.
(38)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2012, and incorporated herein by reference.
(39)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2007, and incorporated herein by reference.
(40)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011, and incorporated herein by reference.

(41)	Filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2009, and incorporated herein by reference.
(42)	Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011, and incorporated herein by reference.
(43)	Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2012, and incorporated herein by reference.
(44)	Filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2009, and incorporated herein by reference.
(45)	Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011, and incorporated herein by reference.
(46)	Filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K filed on March 26, 2010, and incorporated herein by reference.
(47)	Filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2010, and incorporated herein by reference.
(48)	Filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011, and incorporated herein by reference.
(49)	Filed as Exhibit 10.56 to the Registrant’s Registration Statement on Form S-4 filed on December 22, 2011, and incorporated herein by reference.
(50)	Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2013, and incorporated herein by reference.
(51)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2013, and incorporated herein by reference.
(52)	Filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K filed on March 4, 2014 and incorporated herein by reference.
(53)	Filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-Q filed on May 8, 2014 and incorporated herein by reference.
(54)	Filed as Exhibit 10.2 to the Registrant's Annual Report on Form 10-Q filed on May 8, 2014 and incorporated herein by reference.
(55)	Filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-Q filed on August 5, 2014 and incorporated herein by reference.
(56)	Filed as Exhibit 10.1 to the Registrant's Annual Report on Form 8-k filed on August 18, 2014 and incorporated herein by reference.
(57)	Filed as Exhibit 10.2 to the Registrant's Annual Report on Form 10-Q filed on November 3, 2014 and incorporated herein by reference.
(58)	Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 3, 2014, and incorporated herein by reference.
(59)	Previously filed with the Annual Report on Form 10-K filed with the SEC on March 4, 2015, which is being amended hereby.
(60)	Previously furnished with the Annual Report on Form 10-K filed with the SEC on March 4, 2015, which is being amended hereby.
+	Management contract or compensatory arrangement or plan.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.
April 30, 2015                    XERIUM TECHNOLOGIES, INC.
By: /s/ Cliff Pietrafitta___________
Cliff Pietrafitta
EVP and Chief Financial Officer