Form 10-Q
period 2015-03-31
XERIUM TECHNOLOGIES INC
filed 2015-05-11
CIK 1287151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________
FORM 10-Q
________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
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
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 8, 2015 was 15,593,708.

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

Xerium Technologies, Inc.
Consolidated Balance Sheets
(Dollars in thousands and Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$8,826	$9,517
Accounts receivable, net	77,969	83,069
Inventories, net	75,811	83,550
Prepaid expenses	8,138	8,472
Other current assets	14,523	15,714
Total current assets	185,267	200,322
Property and equipment, net	291,590	303,617
Goodwill	56,262	61,927
Intangible assets	10,717	11,707
Non-current deferred tax asset	8,485	10,662
Other assets	8,700	5,809
Total assets	$561,021	$594,044
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$3,267	$244
Accounts payable	37,070	41,827
Accrued expenses	57,763	56,109
Current maturities of long-term debt	5,627	4,406
Total current liabilities	103,727	102,586
Long-term debt, net of current maturities	460,279	460,840
Liabilities under capital leases	4,395	3,945
Non-current deferred tax liability	7,321	10,416
Pension, other post-retirement and post-employment obligations	75,215	80,471
Other long-term liabilities	12,991	9,896
Commitments and contingencies
Stockholders’ deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value, 20,000,000 shares authorized; 15,593,708 and 15,560,627 shares outstanding as of March 31, 2015 and December 31, 2014, respectively	16	16
Paid-in capital	429,481	428,880
Accumulated deficit	(415,335)	(417,068)
Accumulated other comprehensive loss	(117,069)	(85,938)
Total stockholders’ deficit	(102,907)	(74,110)
Total liabilities and stockholders’ deficit	$561,021	$594,044

Xerium Technologies, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share data and unaudited)

	Three Months Ended March 31,
	2015	2014
Net Sales	$121,029	$133,384
Costs and expenses:
Cost of products sold	72,476	81,218
Selling	16,326	18,178
General and administrative	13,846	14,797
Research and development	1,962	1,946
Restructuring	2,224	4,651
	106,834	120,790
Income from operations	14,195	12,594
Interest expense, net	(9,664)	(8,657)
Foreign exchange gain (loss)	977	(877)
Income before provision for income taxes	5,508	3,060
Provision for income taxes	(3,775)	(1,893)
Net income	$1,733	$1,167
Comprehensive loss	$(29,398)	$(758)

Net income per share:
Basic	$0.11	$0.08
Diluted	$0.11	$0.07
Shares used in computing net income per share:
Basic	15,560,995	15,391,391
Diluted	16,479,368	16,371,772

Xerium Technologies, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands and unaudited)

	Three Months ended March 31,
	2015	2014
Operating activities
Net income	$1,733	$1,167
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	822	509
Depreciation	7,163	8,233
Amortization of intangibles	79	416
Deferred financing cost amortization	875	716
Foreign exchange gain on revaluation of debt	(1,973)	(1,103)
Deferred taxes	979	(808)
Loss on disposition of property and equipment	14	27
Provision for doubtful accounts	472	245
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(592)	(7,052)
Inventories	1,436	(4,048)
Prepaid expenses	25	1,600
Other current assets	(1,679)	819
Accounts payable and accrued expenses	2,218	4,202
Deferred and other long-term liabilities	(3,571)	(2,160)
Net cash provided by operating activities	8,001	2,763
Investing activities
Capital expenditures	(12,155)	(10,494)
Proceeds from disposals of property and equipment	32	43
Net cash used in investing activities	(12,123)	(10,451)
Financing activities
Proceeds from borrowings	22,568	7,580
Principal payments on debt	(18,331)	(6,600)
Payment of financing fees	(25)	(710)
Payment of obligations under capital leases	(265)	(190)
Net cash provided by financing activities	3,947	80
Effect of exchange rate changes on cash flows	(516)	(95)
Net decrease in cash	(691)	(7,703)
Cash and cash equivalents at beginning of period	9,517	25,716
Cash and cash equivalents at end of period	$8,826	$18,013

Non-cash capitalized lease asset and liability	$—	$4,468
Accrued construction in process	$1,519	$—

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
Basis of Presentation
The accompanying unaudited condensed consolidated interim financial statements at March 31, 2015 and for the three months ended March 31, 2015 and 2014 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2014 as reported on the Company's Annual Report on Form 10-K filed on March 4, 2015.
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
The components of inventories are as follows at:

	March 31, 2015	December 31, 2014
Raw materials	$13,229	$18,018
Work in process	27,504	28,756
Finished goods (includes consigned inventory of $8,586 at March 31, 2015 and $8,582 at December 31, 2014)	41,262	43,072
Inventory allowances	(6,184)	(6,296)
	$75,811	$83,550
Goodwill
The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other Intangible Assets (“Topic 350”). Topic 350 requires that goodwill and intangible assets that have indefinite lives not be amortized, but instead, must be tested for impairment at least annually or whenever events or business conditions warrant. During the three months ended March 31, 2015, the Company evaluated events and business conditions to determine if a test for an impairment of goodwill was warranted. No such events or business conditions took place during this period, therefore no test was determined to be warranted at March 31, 2015.
Warranties
The Company offers warranties on certain roll products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The

Company estimates the costs that may be incurred under its warranties and records a liability in Accrued Expenses on its Consolidated Balance Sheet for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. The table below represents the changes in the Company’s warranty liability for the three months ended March 31, 2015 and 2014:

	Beginning Balance	Charged to Cost of Sales	Effect of Foreign Currency Translation	Deduction from Reserves	Ending Balance
Three Months Ended March 31, 2015:	$2,685	$336	$(118)	$(578)	$2,325
Three Months Ended March 31, 2014:	$1,629	$327	$(5)	$(422)	$1,529

Net Income Per Common Share
Net income per common share has been computed and presented pursuant to the provisions of ASC Topic 260, Earnings per Share (“Topic 260”). Net income per share is based on the weighted-average number of shares outstanding during the period. As of March 31, 2015 and 2014, the Company had outstanding restricted stock units (“RSUs”), deferred stock units (“DSUs”) and options.
The following table sets forth the computation of basic and diluted weighted-average shares:

	Three Months ended March 31,
	2015	2014
Weighted-average common shares outstanding–basic	15,560,995	15,391,391
Dilutive effect of stock-based compensation awards outstanding	918,373	980,381
Weighted-average common shares outstanding–diluted	16,479,368	16,371,772
Dilutive securities aggregating 21,957 and 1.7 million were outstanding for the three months ended March 31, 2015 and 2014, but were not included in the computation of diluted earnings per share for the three months ended March 31, 2015, and 2014 because the impact of including such shares would have been anti-dilutive to the earnings per share calculations.
Impairment
The Company reviews its long-lived assets that have finite lives for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment (“Topic 360”). This topic requires that companies evaluate the fair value of long-lived assets based on the anticipated undiscounted future cash flows to be generated by the assets when indicators of impairment exist to determine if there is impairment to the carrying value. Any change in the carrying amount of an asset as a result of the Company's evaluation has been recorded in either restructuring expense, if it was a result of the Company's restructuring activities, or general and administrative expense for all other impairments in the consolidated statements of operations. Impairment charges associated with restructuring are discussed in Note 7 "Restructuring Expense". For the three months ended March 31, 2015 and 2014, the Company had no impairment charges included in restructuring expense, respectively.

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

In February of 2015, the FASB issued Accounting Standard Update No. 2015-02 Consolidation ("ASU 2015-02"). ASU 2015-02 amends the existing consolidation requirements under GAAP and will require companies to reevaluate all previous consolidation requirements. ASU 2015-02 is required to be adopted in January of 2016. The Company is in the process of evaluating this accounting standard update.

In April of 2015, the FASB issued Accounting Standard Update No. 2015-03 Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying value of the debt liability, consistent with debt discounts. ASU 2015-03 is required to be adopted in January of 2016. The Company believes that the adoption of ASU 2015-03 will not have a material impact on its consolidated financial statements.
2. Derivatives and Hedging
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
Cash Flow Hedges of Interest Rate Risk
From time to time, the Company uses interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements. However, at March 31, 2015, the Company had no interest rate swaps.
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
As of March 31, 2015 and December 31, 2014, the Company had outstanding derivatives that were not designated as hedges in qualifying hedging relationships. The value of these contracts is recognized at fair value based on market exchange forward rates and is recorded in other assets or other liabilities on the Consolidated Balance Sheets. The following represents the fair value of these derivatives at March 31, 2015 and December 31, 2014 and the change in fair value included in foreign exchange gain in the three months ended March 31, 2015 and 2014:

	March 31, 2015	December 31, 2014
Fair value of derivative liability	$(931)	$(524)
	Three Months Ended March 31, 2015:	Three Months Ended March 31, 2014:
Change in fair value of derivative included in foreign exchange loss	$(2,059)	$(1,211)
The following represents the notional amounts of foreign exchange forward contracts at March 31, 2015:

	Notional Sold	Notional Purchased
Non-designated hedges of foreign exchange risk	$12,498	$(32,991)
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

3. Long term Debt
At March 31, 2015 and December 31, 2014, long term debt consisted of the following:

	March 31, 2015	December 31, 2014
Senior secured term loan facility, payable quarterly, U.S. Dollar denominated–LIBOR (minimum 1.25%) plus 4.50% (5.75%) net of $0.8 million discount. Matures May of 2019.	$225,526	$226,052
Senior Notes (Unsecured), payable semi-annually–U.S. Dollar denominated interest rate fixed at 8.875%. Matures June of 2018.	236,410	236,410
Notes payable, working capital loan, variable interest rate at 1.3%. Matures June 30, 2015, with one-year rollover option.	3,267	244
Other debt	3,970	2,784
Total debt	469,173	465,490
Less current maturities of long term debt and notes payable	8,894	4,650
Total long term debt	$460,279	$460,840
On May 17, 2013, the Company entered into a Credit and Guaranty Agreement for a $200.0 million term loan credit facility (the “Term Credit Facility”), net of a discount of $1.0 million, among the Company, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions. The Company also entered into a Revolving Credit and Guaranty Agreement originally for a $40.0 million asset-based revolving credit facility subject to a borrowing base among Xerium Technologies, Inc., as a US borrower, Xerium Canada Inc., as Canadian borrower, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions (the "Domestic Revolver"). On March 3, 2014, the Company entered into an amendment to the Revolving Credit and Guaranty Agreement (as amended, the “ABL Facility,” and collectively with the Term Credit Facility, the “Credit Facility”) to add the Company's German subsidiaries as European Borrowers (the "European Borrowers") and to provide for an additional $15 million European asset-based revolving credit facility subject to a European borrowing base (the "European Revolver"), increasing the aggregate availability under the ABL Facility to $55 million.
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

As of March 31, 2015, the outstanding balance of the Company's term debt under its Credit Facility and Notes was $461.9 million, which is net of a $0.8 million discount. In addition, as of March 31, 2015, an aggregate of $32.4 million is available for additional borrowings under the ABL Facility. This availability represents a borrowing base of $44.1 million under the ABL Facility less $11.7 million of that facility committed for letters of credit or additional borrowings. Additionally, at March 31, 2015, the Company had approximately $5.1 million available for borrowings under other small lines of credit.

As of March 31, 2015 and December 31, 2014, the carrying value of the Company’s debt was $469.2 million and$465.2 million, respectively, and its fair value was approximately $479.2 million and $478.2 million, respectively. The Company determined the fair value of its debt utilizing significant other observable inputs (Level 2 of the fair value hierarchy).

Capitalized Lease Liabilities

As of March 31, 2015, the Company had capitalized lease liabilities totaling $4.4 million. These amounts represent the lease on the corporate headquarters and certain other software licensing, vehicle and office equipment capitalized lease arrangements.

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
For the three months ended March 31, 2015, the provision for income taxes was $3,775 as compared to $1,893 for the three months ended March 31, 2014. The increase in tax expense was primarily attributable to the geographic mix of earnings in the three months ended March 31, 2015, as well as an increase in the unrecognized tax benefit due to the effects of income tax audits. Generally, the provision for income taxes is primarily impacted by income earned in tax paying jurisdictions relative to income earned in non-tax paying jurisdictions. The majority of income recognized for purposes of computing the effective tax rate is earned in countries where the statutory income tax rates range from 15.0% to 37.1%; however, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. The Company generates losses in certain jurisdictions for which no tax benefit is realized, as the deferred tax assets in these jurisdictions (including the net operating losses) are fully reserved in the valuation allowance. For this reason, the Company recognizes minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States and Australia. Due to these reserves, the geographic mix of the Company’s pre-tax earnings has a direct correlation with how high or low its annual effective tax rate is relative to consolidated earnings.
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
As of March 31, 2015, the Company had a gross amount of unrecognized tax benefit of $7,791, exclusive of interest and penalties. The unrecognized tax benefit increased by approximately $289 during the three months ended March 31, 2015, as a result of ongoing changes in currently reserved positions as a result of new facts or information and the effects of income tax audits, which was partially offset by decreases related to foreign currency effects. In January 2015, the Company received notice of a tax audit report which could lead to an income tax assessment of an unknown amount related to its Italian operations. The Company expects to litigate if such an assessment is received, and the Company believes it would prevail on some portion of the issues litigated. As a result of this new information, the unrecognized tax benefit was increased by $1,097 for tax, interest and penalties related to this matter in the first quarter of 2015.
The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense, which were $738 related to the unrecognized tax benefits for the three months ended March 31, 2015. The tax years 2000 through 2014 remain open to examination in a number of the major tax jurisdictions to which the Company and its subsidiaries are subject. The Company believes that it has made adequate provisions for all income tax uncertainties.

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
As required by Topic 715, the following tables summarize the components of net periodic benefit cost:
Defined Benefit Plans

	Three Months ended March 31,
	2015	2014
Service cost	$842	$816
Interest cost	1,670	1,650
Expected return on plan assets	(1,815)	(1,564)
Amortization of net loss	755	295
Net periodic benefit cost	$1,452	$1,197
6. Comprehensive Loss and Accumulated Other Comprehensive Loss
Comprehensive loss for the three months ended March 31, 2015 (net of tax expense of $851) and 2014 (net of tax benefits of $32) is as follows:

	Three Months ended March 31,
	2015	2014
Net income	$1,733	$1,167
Foreign currency translation adjustments	(32,857)	(1,669)
Pension liability changes under Topic 715	1,684	(275)
Change in value of derivative instruments	42	19
Comprehensive loss	$(29,398)	$(758)
The components of accumulated other comprehensive loss for the three months ended March 31, 2015 are as follows (net of tax benefits of $7,302):

	Foreign Currency Translation Adjustment	Pension Liability Changes Under Topic 715	Change in Value of Derivative Instruments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2014	$(39,014)	$(46,816)	$(108)	$(85,938)
Other comprehensive income before reclassifications	(32,857)	929	—	(31,928)
Amounts reclassified from other comprehensive income
Amortization of actuarial losses	—	755	—	755
Amortization of interest expense	—	—	42	42
Net current period other comprehensive (loss) income	(32,857)	1,684	42	(31,131)
Balance at March 31, 2015	$(71,871)	$(45,132)	$(66)	$(117,069)

For the three months ended March 31, 2015, the amortization of actuarial losses is included in cost of products sold and general and administrative expenses in the Consolidated Statements of Operations.
For the three months ended March 31, 2015, the impact on Accumulated Other Comprehensive Loss ("AOCL") due to foreign currency translation adjustments of $(32,857) was primarily the result of the decline in the Euro and Brazilian Real and the effect of that decline on our foreign subsidiaries net equity balances of $151 million (Euro) and $107 million (Brazilian Real) in Europe and Brazil, respectively. The Euro declined to $1.13 at March 31, 2015 from $1.33 at December 31, 2014. The Brazilian Real declined to $0.35 at March 31, 2015 from $0.43 at December 31, 2014.

7. Restructuring and Impairment Expense

For the three months ended March 31, 2015, the Company incurred restructuring expenses of $2,224.These included $1,300 of charges related to the closure of the Joao Pessoa, Brazil clothing facility and $924 of charges relating to headcount reductions. For the three months ended March 31, 2014, the Company incurred restructuring expenses of $4.7 million. These included charges relating to the closure of a roll cover facility in Germany, the reduction of headcount and the second phase of the closure of a clothing facility in Argentina.
The following table sets forth the significant components of the restructuring accrual (included in Accrued Expenses on our Consolidated Balance Sheet), including activity under restructuring programs for the three months ended March 31, 2015 and 2014:

	Balance at December 31, 2014	Charges	Currency Effects	Cash Payments	Balance at March 31, 2015
Severance and other benefits	$4,880	$881	$(243)	$(1,286)	$4,232
Facility costs and other	818	1,343	(365)	(1,796)	—
Total	$5,698	$2,224	$(608)	$(3,082)	$4,232

	Balance at December 31, 2013	Charges	Currency Effects	Cash Payments	Balance at March 31, 2014
Severance and other benefits	$6,466	$4,411	$(46)	$(2,240)	$8,591
Facility costs and other	1,468	240	(11)	(312)	1,385
Total	$7,934	$4,651	$(57)	$(2,552)	$9,976
Restructuring and impairment expense by segment, which is not included in Segment Earnings in Note 8, is as follows:

	Three Months Ended March 31,
	2015	2014
Clothing	$2,092	$2,254
Roll Covers	101	2,397
Corporate	31	—
Total	$2,224	$4,651
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
Summarized financial information for the Company’s reportable segments is presented in the tables that follow for the three months ended March 31, 2015 and 2014.

	Clothing	Roll Covers	Corporate	Total
Three Months Ended March 31, 2015:
Net Sales	$77,284	$43,745	$—	$121,029
Segment Earnings (Loss)	$21,766	$8,091	$(3,647)
Three Months Ended March 31, 2014:
Net Sales	$88,971	$44,413	$—	$133,384
Segment Earnings (Loss)	$21,392	$7,379	$(3,069)
Provided below is a reconciliation of Segment Earnings (Loss) to income before provision for income taxes for the three months ended March 31, 2015 and 2014, respectively.

	Three Months ended March 31,
	2015	2014
Segment Earnings (Loss):
Clothing	$21,766	$21,392
Roll Covers	8,091	7,379
Corporate	(3,647)	(3,069)
Stock-based compensation	(822)	(509)
Interest expense, net	(9,664)	(8,657)
Depreciation and amortization	(7,242)	(8,649)
Restructuring expense	(2,224)	(4,651)
Plant startup costs	(750)	(176)
Income before provision for income taxes	$5,508	$3,060

9. Commitments and Contingencies
The Company is involved in various legal matters which have arisen in the ordinary course of business as a result of various immaterial labor claims, taxing authority reviews and other routine legal matters. As of March 31, 2015, the Company accrued an immaterial amount in its financial statements for these matters for which the Company believed the possibility of loss was probable and was able to estimate the damages. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its financial position, results of operations or cash flow. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of legal matters will not have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

10. Stock-Based Compensation and Stockholders’ Deficit
The Company records stock-based compensation expense in accordance with ASC Topic 718, Accounting for Stock Compensation and has used the straight-line attribution method to recognize expense for time-based restricted stock units ("RSUs"), options and deferred stock units ("DSUs"). The Company recorded stock-based compensation expense during the three months ended March 31, 2015 and March 31, 2014 as follows:

	Three Months ended March 31,
	2015	2014
RSU, Options and DSU Awards (1)	$822	$509

(1)	Related to RSUs, Options and DSUs awarded to certain employees and non-employee directors.

Summary of Activity under the Long-Term Incentive Plans

On March 2, 2015, the Board of Directors approved the 2015-2017 Long-Term Incentive Plan (the “2015 - 2017 LTIP”) under the 2010 Equity Incentive Plan (the “2010 Plan”). Awards under the 2015 - 2017 LTIP are time-based, performance-based and market-based. A specific target share award has been set for each participant in the 2015-2017 LTIP. Awards will be paid in the form of shares of common stock of the Company, as described below:

•
52,601 Time-based awards, or 35% of the total target award for each participant, have been granted in the form of time-based restricted stock units under the Company’s 2010 Plan. The time-based restricted stock units vest on the third anniversary of the date of grant.

•
97,681 Performance-based and Market-based awards, 65% of the total target award for each participant, have been granted in the form of performance-based stock units under the 2010 Plan. Of these units, half will vest based on the financial performance of the Company and the other half will vest based on the stock price performance of the Company.

The performance-based stock units whose vesting is subject to the financial performance of the Company (the “financial stock units”) will vest based on the degree to which the Company achieves a targeted three-year cumulative Adjusted EBITDA metric, adjusted for currency fluctuations, over the performance period of January 1, 2015 through December 31, 2017. Financial stock units that vest will convert into shares of the Company’s common stock and be paid after the close of a three-year performance period. The amount of units that vest will range from 0% to 100% of the employee's total financial stock units. Upon attainment of cumulative Adjusted EBITDA equal to 80% or less of the targeted Adjusted EBITDA, none of the financial stock units will vest. Upon attainment of more than 80% of the targeted Adjusted EBITDA, the financial stock units will begin vesting on a straight-line basis from 0% of the financial stock units at 80% of the targeted Adjusted EBITDA to 100% of the financial stock units at 100% of the targeted Adjusted EBITDA, up to a maximum payout of 100% of the financial stock units.

The market-based stock units whose vesting is subject to stock price performance of the Company (the “market-based stock units”) will vest based on the Company's total stock price change (plus dividends) over the three-year performance period of March 2, 2015 through March 2, 2018 (“TSR”) relative to the TSR over the same performance period of companies listed on the S&P Global Small Cap Index on the third anniversary of the grant date, or March 2, 2018. Market-based stock units that vest will convert into shares of the Company’s common stock and will be paid after the third anniversary of the grant date, or March 2, 2018. The amount of units that vest will range from 0% to 100% of the employee's total market-based stock units. If the Company’s TSR over the performance period is less than the 35th percentile TSR of companies in the S&P Global Small Cap Index, then no market-based units will vest. If the Company’s TSR over the performance period is equal to the 35th percentile TSR of the companies in the S&P Global Small Cap Index, then 50% of the market-based stock units will vest. Full payout at 100% of the market-based stock units will be made if the Company’s TSR over the performance period is equal to the 55th percentile TSR of companies in the S&P Global Small Cap Index. TSR performance between the 35th and 55th percentile TSR of companies in the S&P Global Small Cap Index will result in an interpolated payout percentage of the market-based stock units between 50% and 100%.

Subject to early acceleration and payment under certain circumstances consistent with the terms of the Company’s 2015-2017 LTIP and LTIP Share Agreement thereunder, delivery of shares of common stock underlying the time-based and performance-based and market-based awards that become vested are subject to the participant’s continued service to the Company through March 2, 2018.
Directors’ Deferred Stock Unit Plan
Under the 2011 non-management directors stock plan ("2011 DSU Plan”), as amended in January of 2015, each director receives an annual retainer of $132, to be paid on a quarterly basis in arrears. Approximately half of the annual retainer is payable in DSUs, with the remaining half payable in DSUs, cash or a mix of both at the election of each director. The non-management directors were awarded an aggregate of 7,062 DSUs under the 2011 DSU Plan for service during the quarter ended March 31, 2015. In addition, in accordance with the 2011 DSU Plan, as amended in January of 2015, 4,951 DSUs were settled in common stock during the quarter ended March 31, 2015.

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

Xerium Technologies, Inc.
Consolidating Balance Sheet—(Unaudited)
At March 31, 2015
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
ASSETS
Current assets:
Cash and cash equivalents	$735	$(15)	$8,106	$—	$8,826
Accounts receivable, net	97	22,078	55,794	—	77,969
Intercompany receivables	(102,773)	111,030	(8,257)	—	—
Inventories, net	—	16,263	60,419	(871)	75,811
Prepaid expenses	1,875	927	5,336	—	8,138
Other current assets	—	1,695	12,828	—	14,523
Total current assets	(100,066)	151,978	134,226	(871)	185,267
Property and equipment, net	16,701	59,242	215,647	—	291,590
Investments	798,802	183,408	—	(982,210)	—
Goodwill	—	17,737	38,525	—	56,262
Intangible assets	8,191	1,595	931	—	10,717
Non-current deferred tax asset	—	—	8,485	—	8,485
Other assets	—	364	8,336	—	8,700
Total assets	$723,628	$414,324	$406,150	$(983,081)	$561,021

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,842	$9,216	$25,012	$—	$37,070
Accrued expenses	14,197	8,351	35,215	—	57,763
Current notes payable	—	—	3,267	—	3,267
Current maturities of long-term debt	2,772	449	2,406	—	5,627
Total current liabilities	19,811	18,016	65,900	—	103,727
Long-term debt, net of current maturities	460,279	—	—	—	460,279
Capitalized lease obligations	3,206	495	694	—	4,395
Non-current deferred tax liability	607	1,035	5,679	—	7,321
Pension, other post-retirement and post-employment obligations	22,009	1,569	51,637	—	75,215
Other long-term liabilities	200	—	12,791	—	12,991
Intercompany loans	307,868	(397,350)	89,482	—	—
Total stockholders’ (deficit) equity	(90,352)	790,559	179,967	(983,081)	(102,907)
Total liabilities and stockholders’ equity	$723,628	$414,324	$406,150	$(983,081)	$561,021

Xerium Technologies, Inc.
Consolidating Balance Sheet
At December 31, 2014
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
ASSETS
Current assets:
Cash and cash equivalents	$605	$(15)	$8,927	$—	$9,517
Accounts receivable, net	50	22,358	60,661	—	83,069
Intercompany receivables	(107,064)	107,590	(526)	—	—
Inventories, net	—	17,310	67,016	(776)	83,550
Prepaid expenses	546	1,470	6,456	—	8,472
Other current assets	—	2,021	13,693	—	15,714
Total current assets	(105,863)	150,734	156,227	(776)	200,322
Property and equipment, net	12,365	59,448	231,804	—	303,617
Investments	782,633	229,109	—	(1,011,742)	—
Goodwill	—	17,737	44,190	—	61,927
Intangible assets	9,001	1,664	1,042	—	11,707
Non-current deferred tax asset	—	—	10,662		10,662
Other assets	—	364	5,445	—	5,809
Total assets	$698,136	$459,056	$449,370	$(1,012,518)	$594,044

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,679	$10,212	$28,936	$—	$41,827
Accrued expenses	8,511	8,301	39,297	—	56,109
Current notes payable	—	—	244	—	244
Current maturities of long-term debt	2,944	—	1,462	—	4,406
Total current liabilities	14,134	18,513	69,939	—	102,586
Long-term debt, net of current maturities	460,840	—	—	—	460,840
Liabilities under capital leases	3,503	440	2	—	3,945
Non-current deferred tax liability	97	1,035	9,284	—	10,416
Pension, other post-retirement and post-employment obligations	22,070	1,200	57,201	—	80,471
Other long-term liabilities	181	—	9,715	—	9,896
Intercompany loans	289,896	(401,482)	111,586	—	—
Total stockholders’ (deficit) equity	(92,585)	839,350	191,643	(1,012,518)	(74,110)
Total liabilities and stockholders’ (deficit) equity	$698,136	$459,056	$449,370	$(1,012,518)	$594,044

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive Income (Loss) (Unaudited)
For the three months ended March 31, 2015
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$42,850	$81,688	$(3,509)	$121,029
Costs and expenses:
Cost of products sold	(348)	29,378	46,860	(3,414)	72,476
Selling	268	4,801	11,257	—	16,326
General and administrative	2,828	1,411	9,607	—	13,846
Research and development	232	1,196	534	—	1,962
Restructuring and impairment	7,952	175	(5,903)	—	2,224
	10,932	36,961	62,355	(3,414)	106,834
(Loss) income from operations	(10,932)	5,889	19,333	(95)	14,195
Interest (expense) income, net	(9,399)	1,160	(1,425)	—	(9,664)
Foreign exchange gain (loss)	213	(141)	905	—	977
Equity in subsidiaries income	21,669	5,223	—	(26,892)	—
Dividend income	700	700	(1,400)	—	—
Income before provision for income taxes	2,251	12,831	17,413	(26,987)	5,508
Provision for income taxes	(518)	(29)	(3,228)	—	(3,775)
Net income	$1,733	$12,802	$14,185	$(26,987)	$1,733
Comprehensive income (loss)	$1,631	$13,443	$(17,485)	$(26,987)	$(29,398)

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive Income-(Unaudited)
For the three months ended March 31, 2014
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$43,156	$99,265	$(9,037)	$133,384
Costs and expenses:
Cost of products sold	(419)	29,999	60,731	(9,093)	81,218
Selling	113	5,068	12,997	—	18,178
General and administrative	1,884	2,520	10,393	—	14,797
Research and development	276	1,118	552	—	1,946
Restructuring and impairment	(18)	237	4,432	—	4,651
	1,836	38,942	89,105	(9,093)	120,790
(Loss) income from operations	(1,836)	4,214	10,160	56	12,594
Interest (expense) income, net	(8,242)	1,395	(1,810)	—	(8,657)
Foreign exchange loss	(12)	(81)	(784)	—	(877)
Equity in subsidiaries income	11,731	5,892	—	(17,623)	—
Income before provision for income taxes	1,641	11,420	7,566	(17,567)	3,060
Provision for income taxes	(474)	(34)	(1,385)	—	(1,893)
Net income	$1,167	$11,386	$6,181	$(17,567)	$1,167
Comprehensive income	$1,578	$11,116	$4,115	$(17,567)	$(758)

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows-(Unaudited)
For the three months ended March 31, 2015
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net income	$1,733	$12,802	$14,185	$(26,987)	$1,733
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	752	—	70	—	822
Depreciation	361	1,719	5,083	—	7,163
Amortization of intangibles	—	69	10	—	79
Deferred financing cost amortization	852	—	23	—	875
Foreign exchange gain on revaluation of debt	(1,973)	—	—	—	(1,973)
Deferred tax expense	511	—	468	—	979
Loss (gain) on disposition of property and equipment	—	25	(11)	—	14
Provision for doubtful accounts	—	49	423	—	472
Undistributed equity in earnings of subsidiaries	(21,669)	(5,223)	—	26,892	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(47)	231	(776)	—	(592)
Inventories	—	1,047	294	95	1,436
Prepaid expenses	(1,328)	543	810	—	25
Other current assets	—	326	(2,005)	—	(1,679)
Accounts payable and accrued expenses	5,618	(947)	(2,453)	—	2,218
Deferred and other long-term liabilities	(42)	347	(3,876)	—	(3,571)
Intercompany loans	(4,290)	(3,343)	7,633	—	—
Net cash (used in) provided by operating activities	(19,522)	7,645	19,878	—	8,001
Investing activities
Capital expenditures, gross	(4,697)	(1,103)	(6,355)	—	(12,155)
Intercompany property and equipment transfers, net	—	191	(191)	—	—
Proceeds from disposals of property and equipment	—	26	6	—	32
Net cash used in investing activities	(4,697)	(886)	(6,540)	—	(12,123)
Financing activities					—
Proceeds from borrowings	13,516	—	9,052	—	22,568
Principal payments on debt	(14,059)	—	(4,272)	—	(18,331)
Dividends paid	—	(1,400)	1,400	—	—
Payment of obligations under capital leases	(161)	(101)	(3)	—	(265)
Payment of financing fees	(34)	—	9	—	(25)
Intercompany loans	19,587	(5,258)	(14,329)	—	—
Other financing activities	5,500		(5,500)		—
Net cash provided by (used in) financing activities	24,349	(6,759)	(13,643)	—	3,947
Effect of exchange rate changes on cash flows	—	—	(516)	—	(516)
Net increase (decrease) in cash	130	—	(821)	—	(691)
Cash and cash equivalents at beginning of period	605	(15)	8,927	—	9,517
Cash and cash equivalents at end of period	$735	$(15)	$8,106	$—	$8,826

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows (Unaudited)
For the three months ended March 31, 2014
(Dollars in Thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net income	$1,167	$11,386	$6,181	$(17,567)	$1,167
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	456	—	53	—	509
Depreciation	108	1,850	6,275	—	8,233
Amortization of intangibles	—	384	32	—	416
Deferred financing cost amortization	716	—	—	—	716
Foreign exchange gain on revaluation of debt	(1,103)	—	—	—	(1,103)
Deferred taxes	282	—	(1,090)	—	(808)
Loss on disposition of property and equipment	—	22	5	—	27
Provision for doubtful accounts	—	165	80	—	245
Undistributed equity in earnings of subsidiaries	(11,731)	(5,892)	—	17,623	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(61)	(1,762)	(5,229)	—	(7,052)
Inventories	—	(387)	(3,605)	(56)	(4,048)
Prepaid expenses	201	(351)	1,750	—	1,600
Other current assets	515	(623)	927	—	819
Accounts payable and accrued expenses	2,767	(11)	1,446	—	4,202
Deferred and other long-term liabilities	(182)	(828)	(1,150)	—	(2,160)
Intercompany loans	(1,171)	1,401	(230)	—	—
Net cash (used in) provided by operating activities	(8,036)	5,354	5,445	—	2,763
Investing activities
Capital expenditures, gross	(5,537)	(922)	(4,035)	—	(10,494)
Intercompany property and equipment transfers, net	—	—	—	—	—
Proceeds from disposals of property and equipment	—	35	8	—	43
Net cash used in investing activities	(5,537)	(887)	(4,027)	—	(10,451)
Financing activities					—
Proceeds from borrowings	7,580	—	—	—	7,580
Principal payments on debt	(6,600)	—	—	—	(6,600)
Payments of obligations under capitalized leases	(126)	(64)	—	—	(190)
Payment of deferred financing fees	(710)	—	—	—	(710)
Intercompany loans	9,994	(4,404)	(5,590)	—	—
Net cash provided by (used in) financing activities	10,138	(4,468)	(5,590)	—	80
Effect of exchange rate changes on cash flows	—	—	(95)	—	(95)
Net (decrease) increase in cash	(3,435)	(1)	(4,267)	—	(7,703)
Cash and cash equivalents at beginning of period	4,120	(10)	21,606	—	25,716
Cash and cash equivalents at end of period	$685	$(11)	$17,339	$—	$18,013

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

•
our strategy to lower our costs in response to market changes in the paper industry by reorganizing and restructuring our operations has required us to incur significantly higher costs in the short-term and may not provide the cost reductions and results we anticipate;

•	we are subject to execution risk related to the startup of our new facilities in China and Turkey;

•	we are subject to the risk of a weaker global economy that influences the paper industry as well as local economic conditions in the areas around the world where we conduct business;

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

Other factors that could materially affect our actual results, levels of activity, performance or achievements can be found in our “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 4, 2015. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we project. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise, except as required by law.
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
We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed in a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is custom engineered to fit each individual paper-making machine and process. For the three months ended March 31, 2015, our clothing segment represented 64% of our net sales.
Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by each paper producer. We tailor our roll covers to individual paper-making machines and processes, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and we manufacture new and rebuilt spreader rolls. We also provide various related products and services to our customers, both directly and through third party providers, as a growing part of our overall product offering through our roll covers sales channels. For the three months ended March 31, 2015, our roll cover segment represented 36% of our net sales.
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
The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $2.0 million and $1.9 million for the three months ended March 31, 2015 and 2014, respectively.

Foreign Exchange
We have a geographically diverse customer base. In the three months ended March 31, 2015, we generated approximately 39% of our net sales in North America, 33% in Europe, 19% in Asia-Pacific and 9% in South America.
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
During the three months ended March 31, 2015, we conducted business in nine foreign currencies. The following table provides the average exchange rate for the three months ended March 31, 2015 of the U.S. Dollar against each of the four foreign currencies in which we conduct the largest portion of our operations.

Currency	Three months ended March 31, 2015	Three months ended March 31, 2014
Euro	$1.13 = 1 Euro	$1.37 = 1 Euro
Brazilian Real	$0.35 = 1 Brazilian Real	$0.42 = 1 Brazilian Real
Canadian Dollar	$0.80 = 1 Canadian Dollar	$0.91 = 1 Canadian Dollar
Australian Dollar	$0.79 = 1 Australian Dollar	$0.90 = 1 Australian Dollar
In the three months ended March 31, 2015, we conducted approximately 34% of our operations in Euros, approximately 10% in the Australian Dollar, approximately 8% in the Brazilian Real (although a significant portion of Brazil net sales are in U.S. Dollars) and approximately 5% in the Canadian Dollar.
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

Domestic and Foreign Operating Results:
The following is an analysis of our domestic and foreign operations during the three months ended March 31, 2015 and March 31, 2014 and a discussion of the results of operations during those periods (in thousands):

	Three Months Ended March 31,
	2015	2014
Domestic (loss) income from operations	$(5,043)	$2,378
Foreign income from operations	19,238	10,216
Total income from operations	$14,195	$12,594
During the three months ended March 31, 2015, domestic income from operations was lower than foreign income from operations primarily due to product mix, market differences and various unallocated corporate expenses. All earnings generated by foreign subsidiaries after 2012 will be remitted to the parent company at some point in the future. U.S. income taxes and foreign withholding taxes have been provided related to those foreign earnings. All other foreign unremitted earnings generated in years prior to 2013 will remain indefinitely reinvested, except for a portion of the earnings generated prior to 2013 related to our Brazil operations.
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

For the three months ended March 31, 2015, we incurred restructuring expenses of $2.2 million.These included $1.3 million of charges related to the closure of the Joao Pessoa, Brazil clothing facility and $0.9 million of charges relating to headcount reductions. For the three months ended March 31, 2014, we incurred restructuring expenses of $4.7 million. These included charges relating to the closure of a roll cover facility in Germany, the reduction of headcount and the second phase of the closure of a clothing facility in Argentina.

Results of Operations

The table that follows sets forth for the periods presented certain consolidated operating results.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net sales	$121,029	$133,384
Costs and expenses:
Cost of products sold	72,476	81,218
Selling	16,326	18,178
General and administrative	13,846	14,797
Research and development	1,962	1,946
Restructuring	2,224	4,651
	106,834	120,790
Income from operations	14,195	12,594
Interest expense, net	(9,664)	(8,657)
Foreign exchange gain (loss)	977	(877)
Income before provision for income taxes	5,508	3,060
Provision for income taxes	(3,775)	(1,893)
Net income	$1,733	$1,167
Comprehensive loss	$(29,398)	$(758)
Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Net Sales. Net sales for the three months ended March 31, 2015 decreased by $(12.4) million, or (9.3)%, to $121.0 million from $133.4 million for the three months ended March 31, 2014. For the three months ended March 31, 2015, approximately 64% of our net sales were in our clothing segment and approximately 36% were in our roll covers segment.
In our clothing segment, net sales for the three months ended March 31, 2015 decreased $(11.7) million to $77.3 million from $89.0 million for the three months ended March 31, 2014. Excluding unfavorable currency effects of $(7.2) million, the remaining decrease was primarily due to the continued decline in the graphical grade markets, mill closures in North America and Europe, as well as soft sales in Japan.
In our roll covers segment, net sales for the three months ended March 31, 2015 decreased by $(0.7) million to $43.7 million from $44.4 million for the three months ended March 31, 2014. Excluding unfavorable currency effects of $(4.0) million, the increase was primarily due to increased roll cover, new core and mechanical services sales.
Cost of Products Sold. Cost of products sold for the three months ended March 31, 2015 decreased by $(8.7) million, or (10.7)%, to $72.5 million from $81.2 million for the three months ended March 31, 2014.
In our clothing segment, cost of products sold decreased $(7.7) million in the current quarter compared to the first quarter of 2014, as a result of favorable currency effects, decreased sales volume and cost reduction programs, partially offset by unfavorable fixed cost absorption. Cost of products sold as a percentage of net sales decreased by (1.2)% to 57.1% in the three months ended March 31, 2015 from 58.3% in the three months ended March 31, 2014. This decrease was primarily due to favorable currency effects and reduced costs as a result of restructuring and cost reduction savings and operational efficiencies, partially offset by inflationary increases and unfavorable fixed cost absorption.
In our roll covers segment, cost of products sold decreased $(1.0) million in the current quarter compared to the first quarter of 2014, primarily as a result of favorable currency effects partially offset by higher sales volumes. Cost of products sold as a percentage of net sales decreased by (1.3)% to 64.8% for the three months ended March 31, 2015 from 66.1% for the three months ended March 31, 2014. This decrease was primarily due to restructuring and cost reduction savings and operational efficiencies, partially offset by unfavorable product mix.
Selling Expenses. For the three months ended March 31, 2015, selling expenses decreased by $1.9 million, or 10.4%, to $16.3 million from $18.2 million for the three months ended March 31, 2014. This decrease was primarily driven by favorable currency effects.

General and Administrative Expenses. For the three months ended March 31, 2015, general and administrative expenses decreased by $(1.0) million, or (6.8)%, to $13.8 million from $14.8 million for the three months ended March 31, 2014, primarily as a result of favorable currency effects. These reductions were partially offset by an increase in management incentive compensation and startup costs in the first quarter of 2015.
Restructuring Expenses. For the three months ended March 31, 2015, we incurred restructuring expenses of $2.2 million. These included $1.3 million of charges related to the closure of the Joao Pessoa, Brazil clothing facility and $0.9 million of charges relating to headcount reductions.
Interest Expense, Net. Net interest expense for the three months ended March 31, 2015 was $9.7 million, up $1.0 million from $8.7 million for the three months ended March 31,2014. Increases were primarily due to increased average borrowings, and were offset by capitalized interest related to certain equipment construction projects in the first quarter of 2015.
Provision for Income Taxes. For the three months ended March 31, 2015 and 2014, the provision for income taxes was $3.8 million and $1.9 million, respectively. The increase in income tax expense was primarily attributable to the geographic mix of earnings in the first quarter of 2015 as compared to the first quarter of 2014 as well as an increase in the unrecognized tax benefit due to the effects of income tax audits. Generally, our provision for income taxes is primarily impacted by the income we earn in tax paying jurisdictions relative to the income we earn in non-tax paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 15% to 37%. However, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. We generate losses in certain jurisdictions for which we realize no tax benefit as the deferred tax assets in these jurisdictions (including net operating losses) are fully reserved in our valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings.

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
Net cash provided by operating activities was $8.0 million for the three months ended March 31, 2015 and $2.8 million for the three months ended March 31, 2014. The $5.2 million increase was primarily due a decrease in working capital.
Net cash used in investing activities was $12.1 million for the three months ended March 31, 2015 and $10.5 million for the three months ended March 31, 2014. The increase in cash used in investing activities of $1.6 million was primarily due to the increase in capital expenditures.
Net cash provided by financing activities was $3.9 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively. The increase of $3.8 million was primarily the result of the increase of $15.0 million in borrowings and a decrease in the payment of financing fees of $0.7 million. These increases were partially offset by an increase in principal payments on debt and capital leases of $11.9 million.
As of March 31, 2015, the outstanding balance of our term debt under the Term Credit Facility and Notes (each defined below) was $461.9 million, which is net of a $0.8 million discount. In addition, as of March 31, 2015, an aggregate of $32.4 million is available for additional borrowings under the ABL Facility. This availability represents a borrowing base of $44.1 million under the ABL Facility less $11.7 million of that facility committed for letters of credit or additional borrowings. Additionally, at March 31, 2015, the Company had approximately $5.1 million available for borrowings under other small lines of credit.
We expect to incur expenses of approximately $5.0 million to $10.0 million related to the continuation of our restructuring initiatives for the remainder of 2015. We have incurred $2.2 million in the three months ended March 31, 2015. Actual restructuring costs for 2015 may substantially differ from estimates at this time, depending on the timing of the restructuring activities and the required actions to complete them.

Capital Expenditures
For the three months ended March 31, 2015, we had capital expenditures of $12.2 million. We are currently targeting capital expenditures for 2015 to be approximately $50.0 million. We analyze our planned capital expenditures, based on investment opportunities available to us and our financial and operating performance, and accordingly, actual capital expenditures may be more or less than this amount. We intend to use existing cash and cash from operations to fund our capital expenditures.
See “Credit Facility and Notes” below for a description on limitations on capital expenditures imposed by our Credit Facility.

Credit Facility and Notes

On May 17, 2013, the Company entered into a Credit and Guaranty Agreement for a $200.0 million term loan credit facility (the “Term Credit Facility”), net of a discount of $1.0 million, among the Company, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions. The Company also entered into a Revolving Credit and Guaranty Agreement originally for a $40.0 million asset-based revolving credit facility subject to a borrowing base among Xerium Technologies, Inc, as a US borrower, Xerium Canada Inc., as Canadian borrower, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions (the "Domestic Revolver"). On March 3, 2014, the Company entered into an amendment to the Revolving Credit and Guaranty Agreement (as amended, the “ABL Facility,” and collectively with the Term Credit Facility, the “Credit Facility”) to add the Company's German subsidiaries as European Borrowers (the "European Borrowers") and to provide for an additional $15 million European asset-based revolving credit facility subject to a European borrowing base (the "European Revolver"), increasing the aggregate availability under the ABL Facility to $55 million.
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
We are in compliance with all covenants under the Notes and Credit Facility at March 31, 2015.
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
Our significant policies are described in the notes to the condensed consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. There have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in our Annual Report on Form 10-K for the year ended December 31, 2014.
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

	Three Months Ended March 31,
	2015	2014
Net income	$1,733	$1,167
Stock-based compensation	822	509
Depreciation	7,163	8,233
Amortization of intangibles	79	416
Deferred financing cost amortization	875	716
Foreign exchange gain on revaluation of debt	(1,973)	(1,103)
Deferred tax expense	979	(808)
Loss on disposition of property and equipment	14	27
Net change in operating assets and liabilities	(1,691)	(6,394)
Net cash provided by operating activities	8,001	2,763
Interest expense, excluding amortization	8,789	7,941
Net change in operating assets and liabilities	1,691	6,394
Current portion of income tax expense	2,796	2,700
Stock-based compensation	(822)	(509)
Foreign exchange loss on revaluation of debt	1,973	1,103
Loss on disposition of property and equipment	(14)	(27)
EBITDA	22,414	20,365
Stock-based compensation	822	509
Operational restructuring expenses	2,224	4,651
Plant startup costs	750	176
Adjusted EBITDA	$26,210	$25,701

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
Our interest rate risks as of March 31, 2015 have not materially changed from December 31, 2014 (see Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014). As of March 31, 2015, we had outstanding long-term debt with a carrying amount of $469.2 million with an approximate fair value of $479.2 million.
Foreign Currency Risk
As discussed in Note 6 to the Consolidated Financial Statements, the Euro, the Brazilian Real and the Canadian Dollar declined significantly from December 31, 2014. These declines had an unfavorable impact of approximately $(32.9) million on our foreign subsidiaries net equity balances at March 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, as of March 31, 2015 under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as set forth above.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There have been no material developments to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2014. See Note 9 to our Unaudited Condensed Consolidated Financial Statements for other routine litigation to which we are subject.

ITEM 1A.	RISK FACTORS
The risks described in our Annual Report on Form 10-K for the year ended December 31, 2014 have not materially changed.
ITEM 5.    OTHER INFORMATION

On May 8, 2015, the Board of Directors of the Company amended the Company’s Amended and Restated By-laws (the “By-laws”) by adding a new Article 7 (and changing the number of the prior Article 7 to Article 8) designating the Court of Chancery of the State of Delaware (or, in the event that the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) as the sole and exclusive forum for certain legal actions, unless the Company consents in writing to the selection of an alternative forum (the “Amendment”).

The foregoing summary of the Amendment is qualified in its entirety by reference to the full text of the By-laws, as amended, which are filed as Exhibit 3.1 to this Quarterly Report.
ITEM 6.    EXHIBITS
See the exhibit index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XERIUM TECHNOLOGIES, INC.
(Registrant)

May 11, 2015	By:	/s/Clifford E. Pietrafitta
Clifford E. Pietrafitta
Executive Vice President and CFO
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3.1	Amended and Restated By-Laws of Xerium Technologies, Inc.

10.1†	Amended and Restated Non-Management Director Compensation Policy

10.2†	Form of 2015 Management Incentive Plan Award Agreement

10.3†	Form of 2015 Long Term Incentive Plan Award Agreement

31.1	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

† Management contract or compensatory arrangement or plan