Form 10-Q
period 2015-06-30
XERIUM TECHNOLOGIES INC
filed 2015-08-10
CIK 1287151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________
FORM 10-Q
________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
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
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 7, 2015 was 15,597,953.

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

Xerium Technologies, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands and Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$9,223	$9,517
Accounts receivable, net	78,435	83,069
Inventories, net	76,139	83,550
Prepaid expenses	9,430	8,472
Other current assets	15,367	15,714
Total current assets	188,594	200,322
Property and equipment, net	303,107	303,617
Goodwill	57,808	61,927
Intangible assets	9,945	11,707
Non-current deferred tax asset	8,923	10,662
Other assets	9,803	5,809
Total assets	$578,180	$594,044
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$6,693	$244
Accounts payable	39,474	41,827
Accrued expenses	54,962	56,109
Current maturities of long-term debt	11,585	4,406
Total current liabilities	112,714	102,586
Long-term debt, net of current maturities	459,738	460,840
Liabilities under capital leases	4,588	3,945
Non-current deferred tax liability	7,595	10,416
Pension, other post-retirement and post-employment obligations	74,428	80,471
Other long-term liabilities	14,527	9,896
Commitments and contingencies
Stockholders’ deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares outstanding as of June 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value, 20,000,000 shares authorized; 15,597,953 and 15,560,627 shares outstanding as of June 30, 2015 and December 31, 2014, respectively	16	16
Paid-in capital	430,273	428,880
Accumulated deficit	(416,037)	(417,068)
Accumulated other comprehensive loss	(109,662)	(85,938)
Total stockholders’ deficit	(95,410)	(74,110)
Total liabilities and stockholders’ deficit	$578,180	$594,044

Xerium Technologies, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share data and unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
Net Sales	$123,128	$139,723	$244,157	$273,107
Costs and expenses:
Cost of products sold	73,686	84,372	146,162	165,591
Selling	16,429	18,988	32,756	37,167
General and administrative	12,045	14,407	25,890	29,203
Research and development	1,892	2,044	3,854	3,990
Restructuring	5,509	7,595	7,733	12,246
	109,561	127,406	216,395	248,197
Income from operations	13,567	12,317	27,762	24,910
Interest expense, net	(8,705)	(8,917)	(18,369)	(17,574)
Foreign exchange (loss) gain	(885)	(307)	92	(1,185)
Income before provision for income taxes	3,977	3,093	9,485	6,151
Provision for income taxes	(4,680)	(2,329)	(8,454)	(4,222)
Net (loss) income	$(703)	$764	$1,031	$1,929
Comprehensive income (loss)	$6,704	$2,278	$(22,693)	$1,520
Net (loss) income per share:
Basic	$(0.05)	$0.05	$0.07	$0.13
Diluted	$(0.05)	$0.05	$0.06	$0.12
Shares used in computing net (loss) income per share:
Basic	15,593,668	15,410,182	15,568,955	15,400,630
Diluted	15,593,668	16,422,016	16,544,887	16,442,034

Xerium Technologies, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands and unaudited)

	Six Months ended June 30,
	2015	2014
Operating activities
Net income	$1,031	$1,929
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,626	1,149
Depreciation	14,259	16,767
Amortization of intangibles	158	819
Deferred financing cost amortization	1,771	1,467
Foreign exchange gain on revaluation of debt	(915)	(737)
Deferred taxes	1,607	(950)
Loss on disposition of property and equipment	28	28
Provision for doubtful accounts	178	199
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(156)	(4,063)
Inventories	1,985	(7,066)
Prepaid expenses	(1,241)	584
Other current assets	(1,006)	639
Accounts payable and accrued expenses	662	897
Deferred and other long-term liabilities	(5,316)	(2,747)
Net cash provided by operating activities	14,671	8,915
Investing activities
Capital expenditures	(27,914)	(22,469)
Proceeds from disposals of property and equipment	62	124
Net cash used in investing activities	(27,852)	(22,345)
Financing activities
Proceeds from borrowings	42,985	23,551
Principal payments on debt	(30,274)	(19,308)
Payment of financing fees	(27)	(926)
Payment of obligations under capital leases	(557)	(446)
Net cash provided by financing activities	12,127	2,871
Effect of exchange rate changes on cash flows	760	(201)
Net decrease in cash	(294)	(10,760)
Cash and cash equivalents at beginning of period	9,517	25,716
Cash and cash equivalents at end of period	$9,223	$14,956

Non-cash capitalized lease asset and liability	$643	$4,468
Accrued construction in process	$1,952	$—

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
Basis of Presentation
The accompanying unaudited condensed consolidated interim financial statements at June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2014 as reported on the Company's Annual Report on Form 10-K filed on March 4, 2015.
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
The components of inventories are as follows at:

	June 30, 2015	December 31, 2014
Raw materials	$12,010	$18,018
Work in process	28,074	28,756
Finished goods (includes consigned inventory of $8,632 at June 30, 2015 and $8,582 at December 31, 2014)	42,157	43,072
Inventory allowances	(6,102)	(6,296)
	$76,139	$83,550
Goodwill
The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other Intangible Assets (“Topic 350”). Topic 350 requires that goodwill and intangible assets that have indefinite lives not be amortized, but instead, must be tested for impairment at least annually or whenever events or business conditions warrant. During the six months ended June 30, 2015, the Company evaluated events and business conditions to determine if a test for an impairment of goodwill was warranted. No such events or business conditions took place during this period, therefore no test was determined to be warranted at June 30, 2015.
Warranties
The Company offers warranties on certain roll products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The

Company estimates the costs that may be incurred under its warranties and records a liability in Accrued Expenses on its Consolidated Balance Sheet for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. The table below represents the changes in the Company’s warranty liability for the six months ended June 30, 2015 and 2014:

	Beginning Balance	Charged to Cost of Sales	Effect of Foreign Currency Translation	Deduction from Reserves	Ending Balance
Six Months Ended June 30, 2015:	$2,685	$747	$(94)	$(1,076)	$2,262
Six Months Ended June 30, 2014:	$1,629	$464	$(17)	$(375)	$1,701

Net (Loss) Income Per Common Share
Net (loss) income per common share has been computed and presented pursuant to the provisions of ASC Topic 260, Earnings per Share (“Topic 260”). Net (loss) income per share is based on the weighted-average number of shares outstanding during the period. As of June 30, 2015 and 2014, the Company had outstanding restricted stock units (“RSUs”), deferred stock units (“DSUs”) and options.
The following table sets forth the computation of basic and diluted weighted-average shares:

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
Weighted-average common shares outstanding–basic	15,593,668	15,410,182	15,568,955	15,400,630
Dilutive effect of stock-based compensation awards outstanding	—	1,011,834	975,932	1,041,404
Weighted-average common shares outstanding–diluted	15,593,668	16,422,016	16,544,887	16,442,034
The following table sets forth the aggregate of the dilutive securities that were outstanding in the three and six months ended June 30, 2015 and 2014, but were not included in the computation of diluted earnings per share because the impact would have been anti-dilutive:

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
Anti-dilutive securities	1,411,669	19,959	12,182	18,959
Impairment
The Company reviews its long-lived assets that have finite lives for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment (“Topic 360”). This topic requires that companies evaluate the fair value of long-lived assets based on the anticipated undiscounted future cash flows to be generated by the assets when indicators of impairment exist to determine if there is impairment to the carrying value. Any change in the carrying amount of an asset as a result of the Company's evaluation has been recorded in either restructuring expense, if it was a result of the Company's restructuring activities, or general and administrative expense for all other impairments in the consolidated statements of operations. Impairment charges associated with restructuring are discussed in Note 7 "Restructuring Expense". For the six months ended June 30, 2015 and 2014, the Company had no impairment charges included in restructuring expense, respectively.

New Accounting Pronouncements

In May of 2014, the FASB issued Accounting Standard Update No. 2014-09 Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when it satisfies the performance obligations. The Company will also be required to disclose information regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is required to be adopted in January of 2018. Retrospective application is required either to all periods presented or with the cumulative effect of initial adoption recognized in the period of adoption. The Company is in the process of evaluating this accounting standard update.

In April of 2015, the FASB issued Accounting Standard Update No. 2015-03 Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying value of the debt liability, consistent with debt discounts. ASU 2015-03 is required to be adopted in January of 2016. The Company will adopt this pronouncement at December 31, 2015, and believes that the adoption of ASU 2015-03 will not have a material impact on its consolidated financial statements.

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
Cash Flow Hedges of Interest Rate Risk
From time to time, the Company uses interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements. However, at June 30, 2015, the Company had no interest rate swaps.
Non-designated Hedges of Foreign Exchange Risk
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign exchange rates, but do not meet the strict hedge accounting requirements of ASC Topic 815. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.
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
As of June 30, 2015 and December 31, 2014, the Company had outstanding derivatives that were not designated as hedges in qualifying hedging relationships. The value of these contracts is recognized at fair value based on market exchange forward rates and is recorded in other assets or other liabilities on the Consolidated Balance Sheets. The following represents the fair value of these derivatives at June 30, 2015 and December 31, 2014 and the change in fair value included in foreign exchange gain in the three and six months ended June 30, 2015 and 2014:

	June 30, 2015	December 31, 2014
Fair value of derivative liability	$(246)	$(524)
	Three Months Ended June 30, 2015:	Three Months Ended June 30, 2014:
Change in fair value of derivative included in foreign exchange gain	$605	$7
	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Change in fair value of derivative included in foreign exchange loss	$(1,454)	$(1,204)
The following represents the notional amounts of foreign exchange forward contracts at June 30, 2015:

	Notional Sold	Notional Purchased
Non-designated hedges of foreign exchange risk	$12,161	$(35,831)

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

3. Long term Debt
At June 30, 2015 and December 31, 2014, long term debt consisted of the following:

	June 30, 2015	December 31, 2014
Senior secured term loan facility, payable quarterly, U.S. Dollar denominated–LIBOR (minimum 1.25%) plus 4.50% (5.75%) net of $0.8 million discount. Matures May of 2019.	$225,001	$226,052
Senior Notes (Unsecured), payable semi-annually–U.S. Dollar denominated interest rate fixed at 8.875%. Matures June of 2018.	236,410	236,410
Notes payable, working capital loan, variable interest rate at 1.75%. Matures June 30, 2016, with one-year rollover option.	6,693	244
Other debt	9,912	2,784
Total debt	478,016	465,490
Less current maturities of long term debt and notes payable	18,278	4,650
Total long term debt	$459,738	$460,840

The interest rate on the senior secured loan will increase to 6.25% in the third quarter of 2015, resulting in an additional $140.0 in quarterly interest expense.
On May 17, 2013, the Company entered into a Credit and Guaranty Agreement for a $200.0 million term loan credit facility (the “Term Credit Facility”), net of a discount of $1.0 million, among the Company, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions. The Company also entered into a Revolving Credit and Guaranty Agreement originally for a $40.0 million asset-based revolving credit facility subject to a borrowing base among Xerium Technologies, Inc., as a US borrower, Xerium Canada Inc., as Canadian borrower, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions (the "Domestic Revolver"). On March 3, 2014, the Company entered into an amendment to the Revolving Credit and Guaranty Agreement (as amended, the “ABL Facility,” and collectively with the Term Credit Facility, the “Credit Facility”) to add the Company's German subsidiaries as European Borrowers (the "European Borrowers") and to provide for an additional $15 million European asset-based revolving credit facility subject to a European borrowing base (the "European Revolver"), increasing the aggregate availability under the ABL Facility to $55.0 million.
On August 18, 2014, the Company entered into the Second Amendment to Credit and Guaranty Agreement (the “Second Amendment”). Under the Second Amendment, the Company borrowed an additional $30.0 million by utilizing the Incremental Facility. The $30.0 million in additional borrowings was used to finance a tax amnesty payment in Brazil. The Second Amendment made no changes to the repayment and other previously disclosed terms of the Credit Facility.

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
As of June 30, 2015, the outstanding balance of the Company's term debt under its Credit Facility and Notes was $461.4 million, which is net of a $0.8 million discount. In addition, as of June 30, 2015, an aggregate of $26.3 million is available for additional borrowings under the ABL Facility. This availability represents a borrowing base of $44.2 million under the ABL Facility less $17.9 million of that facility committed for letters of credit or additional borrowings. Additionally, at June 30, 2015, the Company had approximately $4.0 million available for borrowings under other small lines of credit.

On July 17, 2015 (the "Closing Date"), Xerium China, Co., Ltd. ("Xerium China"), a wholly-owned subsidiary of the Company entered into and closed a Fixed Assets Loan Contract (the "Loan Agreement") with the Industrial and Commercial Bank of China Limited, Shanghai-Jingan Branch (the “Bank”) with respect to a RMB 58.5 million loan, which is approximately $9.4 million USD. The loan is secured by pledged machinery and equipment of Xerium China and guaranteed by Xerium Asia Pacific (Shanghai) Limited and Stowe Woodward (Changzhou) Roll Technologies Co. Ltd., which are wholly-owned subsidiaries of the Company, pursuant to guarantee agreements (the "Guarantee Agreements"). Interest on the outstanding principal balance of the loan accrues at a benchmark rate plus a margin. The benchmark rate is the benchmark interest rate as published by the People's Bank of China, which was 5.25% on June 28, 2015. The margin is set at 10% of the benchmark rate for the entire loan period, with the current interest rate calculated at 5.78%. The interest rate will be adjusted every 12 months during the term of the loan, based on the benchmark interest rate adjustment. Interest under the loan is payable quarterly in arrears. Principal on the loan is to be repaid in part every six months following the Closing Date, in accordance with a predetermined schedule set forth in the Loan Agreement. Proceeds of the Loan will be used by Xerium China to purchase production equipment. The Loan Agreement contains certain customary representations and warranties and provisions relating to events of default.

As of June 30, 2015 and December 31, 2014, the carrying value of the Company’s debt was $478.0 million and $465.5 million, respectively, and its fair value was approximately $488.3 million and $478.2 million, respectively. The Company determined the fair value of its debt utilizing significant other observable inputs (Level 2 of the fair value hierarchy).

Capitalized Lease Liabilities

As of June 30, 2015, the Company had capitalized lease liabilities totaling $4.6 million. These amounts represent the lease on the corporate headquarters and certain other software licensing, vehicle and office equipment capitalized lease arrangements.
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
For the three and six months ended June 30, 2015, the provision for income taxes was $4,680 and $8,454 as compared to $2,329 and $4,222 for the three and six months ended June 30, 2014. The increase in tax expense was primarily attributable to the geographic mix of earnings in the three and six months ended June 30, 2015, as well as an increase in the unrecognized tax benefit due to the effects of income tax audits. Generally, the provision for income taxes is primarily impacted by income earned in tax paying jurisdictions relative to income earned in non-tax paying jurisdictions. The majority of income recognized for purposes of computing the effective tax rate is earned in countries where the statutory income tax rates range from 15.0% to 35.6%; however, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. The Company generates losses in certain jurisdictions for which no tax benefit is realized, as the deferred tax assets in these jurisdictions (including the net operating losses) are fully reserved in the valuation allowance. For this reason, the Company recognizes minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States and Australia. Due to these reserves, the geographic mix of the Company’s pre-tax earnings has a direct correlation with how high or low its annual effective tax rate is relative to consolidated earnings.
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
As of June 30, 2015, the Company had a gross amount of unrecognized tax benefit of $7,793, exclusive of interest and penalties. The unrecognized tax benefit increased by approximately $291 during the six months ended June 30, 2015, as a result of ongoing changes in currently reserved positions as a result of new facts or information and the effects of income tax audits, which was partially offset by decreases related to foreign currency effects. In January 2015, the Company received notice of a tax audit report which could lead to an income tax assessment of an unknown amount related to its Italian operations. The Company expects to litigate if such an assessment is received, and the Company believes it would prevail on some portion of the issues litigated. As a result of this new information, the unrecognized tax benefit was increased by $1,255 for tax, interest and penalties related to this matter in the first and second quarters of 2015.
The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense, which were $157 and $895 related to the unrecognized tax benefits for the three and six months ended June 30, 2015. The tax years 2000 through 2014 remain open to examination in a number of the major tax jurisdictions to which the Company and its subsidiaries are subject. The Company believes that it has made adequate provisions for all income tax uncertainties.
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
As required by Topic 715, the following tables summarize the components of net periodic benefit cost:
Defined Benefit Plans

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
Service cost	$554	$875	$1,390	$1,691
Interest cost	1,097	1,770	2,767	3,420
Expected return on plan assets	(1,192)	(1,677)	(3,007)	(3,241)
Amortization of net loss	495	315	1,256	610
Net periodic benefit cost	$954	$1,283	$2,406	$2,480
6. Comprehensive Loss and Accumulated Other Comprehensive Loss
Comprehensive income (loss) for the three and six months ended June 30, 2015 (net of tax benefit of $(766) and net of tax expense of $86 and 2014 (net of tax benefit of $(82) and $(114)) is as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
Net (loss) income	$(703)	$764	$1,031	$1,929
Foreign currency translation adjustments	6,489	1,355	(26,368)	(314)
Pension liability changes under Topic 715	793	127	2,477	(148)
Change in value of derivative instruments	125	32	167	53
Comprehensive income (loss)	$6,704	$2,278	$(22,693)	$1,520
The components of accumulated other comprehensive loss for the three months ended June 30, 2015 are as follows (net of tax benefits of $8,068):

	Foreign Currency Translation Adjustment	Pension Liability Changes Under Topic 715	Change in Value of Derivative Instruments	Accumulated Other Comprehensive (Loss) Income
Balance at March 31, 2015	$(71,871)	$(45,132)	$(66)	$(117,069)
Other comprehensive income before reclassifications	6,489	298	—	6,787
Amounts reclassified from other comprehensive income
Amortization of actuarial losses	—	495	—	495
Amortization of interest expense	—	—	125	125
Net current period other comprehensive income	6,489	793	125	7,407
Balance at June 30, 2015	$(65,382)	$(44,339)	$59	$(109,662)

The components of accumulated other comprehensive loss for the six months ended June 30, 2015 are as follows (net of tax benefits of $8,068):

	Foreign Currency Translation Adjustment	Pension Liability Changes Under Topic 715	Change in Value of Derivative Instruments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2014	$(39,014)	$(46,816)	$(108)	$(85,938)
Other comprehensive income before reclassifications	(26,368)	1,221	—	(25,147)
Amounts reclassified from other comprehensive income
Amortization of actuarial losses	—	1,256	—	1,256
Amortization of interest expense	—	—	167	167
Net current period other comprehensive (loss) income	(26,368)	2,477	167	(23,724)
Balance at June 30, 2015	$(65,382)	$(44,339)	$59	$(109,662)

For the three and six months ended June 30, 2015, the amortization of actuarial losses is included in cost of products sold and general and administrative expenses in the Consolidated Statements of Operations.

For the six months ended June 30, 2015, the impact on Accumulated Other Comprehensive Loss ("AOCL") due to foreign currency translation adjustments of $(26,368) was primarily the result of the decline in the Euro and Brazilian Real and the effect of that decline on our foreign subsidiaries net equity balances of $151 million (Euro) and $107 million (Brazilian Real) in Europe and Brazil, respectively. The Euro declined to $1.10 at June 30, 2015 from $1.33 at December 31, 2014. The Brazilian Real declined to $0.33 at June 30, 2015 from $0.43 at December 31, 2014.

7. Restructuring and Impairment Expense

On June 30, 2015, the Company announced that it had initiated closure proceedings with the representative union officials at its machine clothing facility in Warwick, Quebec, Canada in order to continue to address the Company’s cost structure. In connection with the closure, and in accordance with ASC 360 Property, Plant and Equipment, the Company accrued $2.4 million in employee-related restructuring expenses, which will be paid out during the third quarter of 2015. No impairment was recognized at this time, as the Company is still evaluating if the operating equipment can be moved to other locations.

For the six months ended June 30, 2015, the Company incurred restructuring expenses of $7.7 million. These included $2.9 million of charges related to the closure of the Joao Pessoa, Brazil clothing facility, $2.4 million charges relatd to the closure of Warwick, Canada machine clothing facility, as described above, and $2.4 million of charges relating to headcount reductions and other costs related to previous plant closures. For the six months ended June 30, 2014, the Company incurred restructuring expenses of $12.2 million. These included charges relating to headcount reductions of $3.3 million, $1.7 million relating to the closure of the Joao Pessoa, Brazil plant, $1.6 million relating to the termination of a sales agency contract in Italy, $1.7 million relating to the closures of machine clothing facilities in Argentina and Spain, $2.9 million relating to the closure of the Heidenheim facility, $0.7 million relating to the transfer of certain machinery and equipment from the closed France rolls facility to two China based rolls facilities, and $0.3 million relating to the liquidation of the Vietnam facility.
The following table sets forth the significant components of the restructuring accrual (included in Accrued Expenses on our Consolidated Balance Sheet), including activity under restructuring programs for the six months ended June 30, 2015 and 2014:

	Balance at December 31, 2014	Charges	Currency Effects	Cash Payments	Balance at June 30, 2015
Severance and other benefits	$4,880	$4,331	$(382)	$(2,202)	$6,627
Facility costs and other	818	3,402	(62)	(3,759)	399
Total	$5,698	$7,733	$(444)	$(5,961)	$7,026

	Balance at December 31, 2013	Charges	Currency Effects	Cash Payments	Balance at June 30, 2014
Severance and other benefits	$6,466	$10,185	$(93)	$(5,704)	$10,854
Facility costs and other	1,468	2,061	(19)	(1,728)	1,782
Total	$7,934	$12,246	$(112)	$(7,432)	$12,636
Restructuring and impairment expense by segment, which is not included in Segment Earnings in Note 8, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Clothing	$5,009	$6,132	$7,101	$8,106
Roll Covers	187	1,622	288	4,037
Corporate	313	(159)	344	103
Total	$5,509	$7,595	$7,733	$12,246
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
Management evaluates segment performance based on earnings before interest, taxes, depreciation and amortization, yet after allocation of corporate charges. Such measure is then adjusted to exclude items that are of an unusual nature and are not used in measuring segment performance or are not segment specific (“Segment Earnings (Loss)”). The accounting policies of these segments are the same as those for the Company as a whole. Inter-segment net sales and inter-segment eliminations are not material for any of the periods presented.
Summarized financial information for the Company’s reportable segments is presented in the tables that follow for the three and six months ended June 30, 2015 and 2014.

	Clothing	Roll Covers	Corporate	Total
Three Months Ended June 30, 2015:
Net Sales	$79,151	$43,977	$—	$123,128
Segment Earnings (Loss)	$22,080	$9,087	$(3,165)
Three Months Ended June 30, 2014:
Net Sales	$89,505	$50,218	$—	$139,723
Segment Earnings (Loss)	$22,189	$10,683	$(3,451)

Six Months ended June 30, 2015:
Net Sales	$156,435	$87,722	$—	$244,157
Segment Earnings (Loss)	$43,846	$17,178	$(6,812)
Six Months ended June 30, 2014:
Net Sales	$178,476	$94,631	$—	$273,107
Segment Earnings (Loss)	$43,580	$18,063	$(6,521)
Provided below is a reconciliation of Segment Earnings (Loss) to income before provision for income taxes for the three and six months ended June 30, 2015 and 2014, respectively.

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
Segment Earnings (Loss):
Clothing	$22,080	$22,189	$43,846	$43,580
Roll Covers	9,087	10,683	17,178	18,063
Corporate	(3,165)	(3,451)	(6,812)	(6,521)
Stock-based compensation	(804)	(640)	(1,626)	(1,149)
Interest expense, net	(8,705)	(8,917)	(18,369)	(17,574)
Depreciation and amortization	(7,175)	(8,936)	(14,417)	(17,586)
Restructuring expense	(5,509)	(7,595)	(7,733)	(12,246)
Non-recurring expense	(700)	—	(700)
Plant startup costs	(1,132)	(240)	(1,882)	(416)
Income before provision for income taxes	$3,977	$3,093	$9,485	$6,151

9. Commitments and Contingencies
The Company is involved in various legal matters which have arisen in the ordinary course of business as a result of various immaterial labor claims, taxing authority reviews and other routine legal matters. As of June 30, 2015, the Company accrued an immaterial amount in its financial statements for these matters for which the Company believed the possibility of loss was probable and was able to estimate the damages. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its financial position, results of operations or cash flow. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of legal matters will not have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

10. Stock-Based Compensation and Stockholders’ Deficit
The Company records stock-based compensation expense in accordance with ASC Topic 718, Accounting for Stock Compensation and has used the straight-line attribution method to recognize expense for RSUs, options and DSUs. The Company recorded stock-based compensation expense during the three and six months ended June 30, 2015 and June 30, 2014 as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
RSU, Options and DSU Awards (1)	$804	$640	$1,626	$1,149

(1)	Related to RSUs, Options and DSUs awarded to certain employees and non-employee directors.

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
Directors’ Deferred Stock Unit Plan
Under the 2011 non-management directors stock plan ("2011 DSU Plan”), as amended in January of 2015, each director receives an annual retainer of $132, to be paid on a quarterly basis in arrears. Approximately half of the annual retainer is payable in DSUs, with the remaining half payable in DSUs, cash or a mix of both at the election of each director. The non-management directors were awarded an aggregate of 6,291 DSUs under the 2011 DSU Plan for service during the quarter ended June 30, 2015. In addition, in accordance with the 2011 DSU Plan, as amended in January of 2015, 4,333 DSUs were settled in common stock during the quarter ended June 30, 2015.

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

Xerium Technologies, Inc.
Consolidating Balance Sheet—(Unaudited)
At June 30, 2015
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
ASSETS
Current assets:
Cash and cash equivalents	$848	$(5)	$8,380	$—	$9,223
Accounts receivable, net	41	20,919	57,475	—	78,435
Intercompany receivables	(98,478)	113,759	(15,281)	—	—
Inventories, net	—	17,620	59,497	(978)	76,139
Prepaid expenses	970	1,905	6,555	—	9,430
Other current assets	—	1,980	13,387	—	15,367
Total current assets	(96,619)	156,178	130,013	(978)	188,594
Property and equipment, net	17,081	60,070	225,956	—	303,107
Investments	805,562	200,164	—	(1,005,726)	—
Goodwill	—	17,737	40,071	—	57,808
Intangible assets	7,555	1,527	863	—	9,945
Non-current deferred tax asset	—	—	8,923	—	8,923
Other assets	—	364	9,439	—	9,803
Total assets	$733,579	$436,040	$415,265	$(1,006,704)	$578,180

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,498	$8,792	$28,184	$—	$39,474
Accrued expenses	7,791	8,434	38,737	—	54,962
Current notes payable	—	—	6,693	—	6,693
Current maturities of long-term debt	6,228	457	4,900	—	11,585
Total current liabilities	16,517	17,683	78,514	—	112,714
Long-term debt, net of current maturities	459,738	—	—	—	459,738
Capitalized lease obligations	3,370	410	808	—	4,588
Non-current deferred tax liability	757	1,036	5,802	—	7,595
Pension, other post-retirement and post-employment obligations	20,690	1,891	51,847	—	74,428
Other long-term liabilities	219	—	14,308	—	14,527
Intercompany loans	321,123	(395,861)	74,738	—	—
Total stockholders’ (deficit) equity	(88,835)	810,881	189,248	(1,006,704)	(95,410)
Total liabilities and stockholders’ equity	$733,579	$436,040	$415,265	$(1,006,704)	$578,180

Xerium Technologies, Inc.
Consolidating Balance Sheet
At December 31, 2014
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
ASSETS
Current assets:
Cash and cash equivalents	$605	$(14)	$8,926	$—	$9,517
Accounts receivable, net	50	22,358	60,661	—	83,069
Intercompany receivables	(107,064)	107,589	(525)	—	—
Inventories, net	—	17,310	67,016	(776)	83,550
Prepaid expenses	546	1,470	6,456	—	8,472
Other current assets	—	2,021	13,693	—	15,714
Total current assets	(105,863)	150,734	156,227	(776)	200,322
Property and equipment, net	12,365	59,448	231,804	—	303,617
Investments	782,633	229,109	—	(1,011,742)	—
Goodwill	—	17,737	44,190	—	61,927
Intangible assets	9,001	1,664	1,042	—	11,707
Non-current deferred tax asset	—	—	10,662		10,662
Other assets	—	364	5,445	—	5,809
Total assets	$698,136	$459,056	$449,370	$(1,012,518)	$594,044

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,679	$10,212	$28,936	$—	$41,827
Accrued expenses	8,511	8,301	39,297	—	56,109
Current notes payable	—	—	244	—	244
Current maturities of long-term debt	2,944	—	1,462	—	4,406
Total current liabilities	14,134	18,513	69,939	—	102,586
Long-term debt, net of current maturities	460,840	—	—	—	460,840
Liabilities under capital leases	3,503	440	2	—	3,945
Non-current deferred tax liability	97	1,035	9,284	—	10,416
Pension, other post-retirement and post-employment obligations	22,070	1,200	57,201	—	80,471
Other long-term liabilities	181	—	9,715	—	9,896
Intercompany loans	289,896	(401,482)	111,586	—	—
Total stockholders’ (deficit) equity	(92,585)	839,350	191,643	(1,012,518)	(74,110)
Total liabilities and stockholders’ (deficit) equity	$698,136	$459,056	$449,370	$(1,012,518)	$594,044

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive Income (Loss) (Unaudited)
For the three months ended June 30, 2015
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$41,587	$90,149	$(8,608)	$123,128
Costs and expenses:
Cost of products sold	19	27,544	54,624	(8,501)	73,686
Selling	271	5,049	11,109	—	16,429
General and administrative	2,055	1,469	8,521	—	12,045
Research and development	241	1,194	457	—	1,892
Restructuring and impairment	313	140	5,056	—	5,509
	2,899	35,396	79,767	(8,501)	109,561
(Loss) income from operations	(2,899)	6,191	10,382	(107)	13,567
Interest (expense) income, net	(9,292)	973	(386)	—	(8,705)
Foreign exchange loss	(370)	(94)	(421)	—	(885)
Equity in subsidiaries income	6,759	4,926	—	(11,685)	—
Dividend income	5,387	—	—	(5,387)	—
(Loss) income before provision for income taxes	(415)	11,996	9,575	(17,179)	3,977
Provision for income taxes	(288)	(43)	(4,349)	—	(4,680)
Net (loss) income	$(703)	$11,953	$5,226	$(17,179)	$(703)
Comprehensive income	$725	$11,928	$11,230	$(17,179)	$6,704

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive Income-(Unaudited)
For the three months ended June 30, 2014
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$47,681	$101,562	$(9,520)	$139,723
Costs and expenses:
Cost of products sold	(450)	32,729	61,573	(9,480)	84,372
Selling	193	5,197	13,598	—	18,988
General and administrative	2,264	1,950	10,193	—	14,407
Research and development	259	1,147	638	—	2,044
Restructuring and impairment	122	507	6,966	—	7,595
	2,388	41,530	92,968	(9,480)	127,406
(Loss) income from operations	(2,388)	6,151	8,594	(40)	12,317
Interest (expense) income, net	(8,461)	1,369	(1,825)	—	(8,917)
Foreign exchange (loss) gain	(191)	27	(143)	—	(307)
Equity in subsidiaries income	11,615	3,127	—	(14,742)	—
Income before provision for income taxes	575	10,674	6,626	(14,782)	3,093
Benefit (provision) for income taxes	189	(45)	(2,473)	—	(2,329)
Net income	$764	$10,629	$4,153	$(14,782)	$764
Comprehensive income	$909	$10,559	$5,592	$(14,782)	$2,278

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive Income (Loss) (Unaudited)
For the six months ended June 30, 2015
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$84,438	$176,657	$(16,938)	$244,157
Costs and expenses:
Cost of products sold	(328)	56,922	106,304	(16,736)	146,162
Selling	539	9,850	22,367	—	32,756
General and administrative	4,882	2,881	18,127	—	25,890
Research and development	472	2,390	992	—	3,854
Restructuring and impairment	8,266	315	(848)	—	7,733
	13,831	72,358	146,942	(16,736)	216,395
(Loss) income from operations	(13,831)	12,080	29,715	(202)	27,762
Interest (expense) income, net	(18,691)	2,133	(1,811)	—	(18,369)
Foreign exchange (loss) gain	(157)	(235)	484	—	92
Equity in subsidiaries income	28,428	11,549	—	(39,977)	—
Dividend income	6,087	—	—	(6,087)	—
Income before provision for income taxes	1,836	25,527	28,388	(46,266)	9,485
Provision for income taxes	(805)	(72)	(7,577)	—	(8,454)
Net income	$1,031	$25,455	$20,811	$(46,266)	$1,031
Comprehensive income (loss)	$2,356	$26,071	$(4,854)	$(46,266)	$(22,693)

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive Income-(Unaudited)
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

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows-(Unaudited)
For the six months ended June 30, 2015
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net income	$1,031	$25,455	$20,811	$(46,266)	$1,031
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	1,476	—	150	—	1,626
Depreciation	732	3,496	10,031	—	14,259
Amortization of intangibles	—	137	21	—	158
Deferred financing cost amortization	1,723	—	48	—	1,771
Foreign exchange gain on revaluation of debt	(915)	—	—	—	(915)
Deferred tax expense	661	—	946	—	1,607
Loss on disposition of property and equipment	—	25	3	—	28
Provision for doubtful accounts	—	48	130	—	178
Undistributed equity in earnings of subsidiaries	(28,428)	(11,549)	—	39,977	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	9	1,390	(1,555)	—	(156)
Inventories	—	(310)	2,093	202	1,985
Prepaid expenses	(424)	(436)	(381)	—	(1,241)
Other current assets	—	41	(1,047)	—	(1,006)
Accounts payable and accrued expenses	(1,402)	(1,287)	3,351	—	662
Deferred and other long-term liabilities	(9)	691	(5,998)	—	(5,316)
Intercompany loans	(8,586)	(6,093)	14,679	—	—
Net cash (used in) provided by operating activities	(34,132)	11,608	43,282	(6,087)	14,671
Investing activities
Capital expenditures, gross	(5,426)	(3,681)	(18,807)	—	(27,914)
Intercompany property and equipment transfers, net	1	191	(192)	—	—
Proceeds from disposals of property and equipment	—	26	36	—	62
Net cash used in investing activities	(5,425)	(3,464)	(18,963)	—	(27,852)
Financing activities					—
Proceeds from borrowings	25,744	—	17,241	—	42,985
Principal payments on debt	(23,209)	—	(7,065)	—	(30,274)
Dividends paid	—	(6,085)	(2)	6,087	—
Payment of obligations under capital leases	(323)	(226)	(8)	—	(557)
Payment of financing fees	(54)	—	27	—	(27)
Intercompany loans	32,142	(1,825)	(30,317)	—	—
Other financing activities	5,500		(5,500)		—
Net cash provided by (used in) financing activities	39,800	(8,136)	(25,624)	6,087	12,127
Effect of exchange rate changes on cash flows	—	1	759	—	760
Net increase (decrease) in cash	243	9	(546)	—	(294)
Cash and cash equivalents at beginning of period	605	(14)	8,926	—	9,517
Cash and cash equivalents at end of period	$848	$(5)	$8,380	$—	$9,223

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows (Unaudited)
For the six months ended June 30, 2014
(Dollars in Thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net income	$1,929	$22,000	$10,333	$(32,333)	$1,929
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	1,033	—	116	—	1,149
Depreciation	452	3,720	12,595	—	16,767
Amortization of intangibles	—	768	51	—	819
Deferred financing cost amortization	1,457	—	10	—	1,467
Foreign exchange gain on revaluation of debt	(737)	—	—	—	(737)
Deferred taxes	220	—	(1,170)	—	(950)
Loss on disposition of property and equipment	—	23	5	—	28
Provision for doubtful accounts	—	34	165	—	199
Undistributed equity in earnings of subsidiaries	(23,346)	(9,003)	—	32,349	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(142)	(327)	(3,594)	—	(4,063)
Inventories	—	(231)	(6,819)	(16)	(7,066)
Prepaid expenses	1,246	(1,285)	623	—	584
Other current assets	514	(461)	586	—	639
Accounts payable and accrued expenses	(3,624)	1,117	3,404	—	897
Deferred and other long-term liabilities	(196)	(127)	(2,424)	—	(2,747)
Intercompany loans	(15,307)	2,800	12,507	—	—
Net cash (used in) provided by operating activities	(36,501)	19,028	26,388	—	8,915
Investing activities
Capital expenditures, gross	(6,784)	(2,597)	(13,088)	—	(22,469)
Intercompany property and equipment transfers, net	9,904	6	(9,910)	—	—
Proceeds from disposals of property and equipment	—	36	88	—	124
Net cash provided by (used in) investing activities	3,120	(2,555)	(22,910)	—	(22,345)
Financing activities					—
Proceeds from borrowings	23,576	—	(25)	—	23,551
Principal payments on debt	(19,308)	—	—	—	(19,308)
Payments of obligations under capitalized leases	(255)	(191)	—	—	(446)
Payment of deferred financing fees	(926)	—	—	—	(926)
Intercompany loans	27,112	(16,280)	(10,832)	—	—
Net cash provided by provided by (used in) financing activities	30,199	(16,471)	(10,857)	—	2,871
Effect of exchange rate changes on cash flows	—	(1)	(200)	—	(201)
Net (decrease) increase in cash	(3,182)	1	(7,579)	—	(10,760)
Cash and cash equivalents at beginning of period	4,120	(10)	21,606	—	25,716
Cash and cash equivalents at end of period	$938	$(9)	$14,027	$—	$14,956

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed in a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is custom engineered to fit each individual paper-making machine and process. For the six months ended June 30, 2015, our clothing segment represented 64% of our net sales.
Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by each paper producer. We tailor our roll covers to individual paper-making machines and processes, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and we manufacture new and rebuilt spreader rolls. We also provide various related products and services to our customers, both directly and through third party providers, as a growing part of our overall product offering through our roll covers sales channels. For the six months ended June 30, 2015, our roll cover segment represented 36% of our net sales.
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

In the near term, we expect that global paper and board manufacturers' operating rates will be slightly worse than 2014 levels. We expect growth in paper production in Asia-Pacific and South America and we expect paper production in Europe to remain flat. However, we have seen and expect to continue to see declines in North America newsprint and printing and writing grades of paper.

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
The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $3,854 and $3,990 for the six months ended June 30, 2015 and 2014, respectively.

Foreign Exchange
We have a geographically diverse customer base. In the six months ended June 30, 2015, we generated approximately 39% of our net sales in North America, 32% in Europe, 19% in Asia-Pacific and 10% in South America.
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
During the six months ended June 30, 2015, we conducted business in nine foreign currencies. The following table provides the average exchange rate for the six months ended June 30, 2015 and 2014 of the U.S. Dollar against each of the four foreign currencies in which we conduct the largest portion of our operations.

Currency	Six months ended June 30, 2015	Six months ended June 30, 2014
Euro	$1.11 = 1 Euro	$1.37 = 1 Euro
Brazilian Real	$0.33 = 1 Brazilian Real	$0.44 = 1 Brazilian Real
Canadian Dollar	$0.81 = 1 Canadian Dollar	$0.91 = 1 Canadian Dollar
Australian Dollar	$0.78 = 1 Australian Dollar	$0.91 = 1 Australian Dollar
In the six months ended June 30, 2015, we conducted approximately 33% of our operations in Euros, approximately 10% in the Australian Dollar, approximately 8% in the Brazilian Real (although a significant portion of Brazil net sales are in U.S. Dollars) and approximately 5% in the Canadian Dollar.
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

Domestic and Foreign Operating Results:
The following is an analysis of our domestic and foreign operations during the three and six months ended June 30, 2015 and June 30, 2014 and a discussion of the results of operations during those periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Domestic income (loss) from operations	$3,292	$3,763	$(1,751)	$6,141
Foreign income from operations	10,275	8,554	29,513	18,769
Total income from operations	$13,567	$12,317	$27,762	$24,910
During the three and six months ended June 30, 2015, domestic income from operations was lower than foreign income from operations primarily due to product mix, market differences and various unallocated corporate expenses. All earnings generated by foreign subsidiaries after 2012 will be remitted to the parent company at some point in the future. U.S. income taxes and foreign withholding taxes have been provided related to those foreign earnings. All other foreign unremitted earnings generated in years prior to 2013 will remain indefinitely reinvested, except for a portion of the earnings generated prior to 2013 related to our Brazil operations.
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

On June 30, 2015, we announced that we had initiated closure proceedings with the representative union officials at our machine clothing facility in Warwick, Quebec, Canada in order to continue to address our cost structure. In connection with the closure, and in accordance with ASC 360 Property, Plant and Equipment, we accrued $2.4 million in employee-related restructuring expenses which will be paid out during the third quarter of 2015. No impairment was recognized at this time, as we are still evaluating the disposition of operating equipment.

For the six months ended June 30, 2015, we incurred restructuring expenses of $7.7 million. These included $2.9 million of charges related to the closure of the Joao Pessoa, Brazil clothing facility, $2.4 million charges related to the closure of Warwick, Canada machine clothing facility, as described above, and $2.4 million of charges relating to headcount reductions and other costs related to previous plant closures. For the six months ended June 30, 2014, we incurred restructuring expenses of $12.2 million. These included charges relating to headcount reductions of $3.3 million, $1.7 million relating to the closure of the Joao Pessoa, Brazil plant, $1.6 million relating to the termination of a sales agency contract in Italy, $1.7 million relating to the closures of machine clothing facilities in Argentina and Spain, $2.9 million relating to the closure of the Heidenheim rolls facility, $0.7 million relating to the transfer of certain machinery and equipment from the closed France rolls facility to two China based rolls facilities, and $0.3 million relating to the liquidation of the Vietnam facility.

Results of Operations

The table that follows sets forth for the periods presented certain consolidated operating results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Net sales	$123,128	$139,723	$244,157	$273,107
Costs and expenses:
Cost of products sold	73,686	84,372	146,162	165,591
Selling	16,429	18,988	32,756	37,167
General and administrative	12,045	14,407	25,890	29,203
Research and development	1,892	2,044	3,854	3,990
Restructuring	5,509	7,595	7,733	12,246
	109,561	127,406	216,395	248,197
Income from operations	13,567	12,317	27,762	24,910
Interest expense, net	(8,705)	(8,917)	(18,369)	(17,574)
Foreign exchange (loss) gain	(885)	(307)	92	(1,185)
Income before provision for income taxes	3,977	3,093	9,485	6,151
Provision for income taxes	(4,680)	(2,329)	(8,454)	(4,222)
Net (loss) income	$(703)	$764	$1,031	$1,929
Comprehensive income	$6,704	$2,278	$(22,693)	$1,520
Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Net Sales. Net sales for the three months ended June 30, 2015 decreased by $(16.6) million, or (11.9)%, to $123.1 million from $139.7 million for the three months ended June 30, 2014. For the three months ended June 30, 2015, approximately 64% of our net sales were in our clothing segment and approximately 36% were in our roll covers segment.
In our clothing segment, net sales for the three months ended June 30, 2015 decreased $(10.3) million to $79.2 million from $89.5 million for the three months ended June 30, 2014. Excluding unfavorable currency effects of $(8.0) million, the remaining decrease was primarily due to the continued decline in the graphical grade markets in North America, partially offset by increases in Europe, as a result of improved economic conditions and an increase in sales of packaging, board and tissue grades of paper.
In our roll covers segment, net sales for the three months ended June 30, 2015 decreased by $(6.2) million to $44.0 million from $50.2 million for the three months ended June 30, 2014. Excluding unfavorable currency effects of $(4.6) million, the decrease was primarily due to decreased mechanical services sales in North America, polyurethane sales and core roll sales. These decreases were partially offset by increases in Europe, as a result of improved economic conditions and an increase in sales of packaging, board and tissue grades of paper.

Cost of Products Sold. Cost of products sold for the three months ended June 30, 2015 decreased by $(10.7) million, or (12.7)%, to $73.7 million from $84.4 million for the three months ended June 30, 2014.
In our clothing segment, cost of products sold decreased $(7.1) million in the current quarter compared to the second quarter of 2014, as a result of favorable currency effects, decreased sales volume and cost reduction programs, net of inflation, partially offset by unfavorable fixed cost absorption and plant startup costs. Cost of products sold as a percentage of net sales decreased by (1.3)% to 57.3% in the three months ended June 30, 2015 from 58.6% in the three months ended June 30, 2014. This decrease was primarily due to favorable currency effects and cost reduction programs, net of inflation, partially offset by unfavorable fixed cost absorption and plant startup costs.
In our roll covers segment, cost of products sold decreased $(3.6) million in the current quarter compared to the second quarter of 2014, primarily as a result of favorable currency effects and decreased sales volume. Cost of products sold as a percentage of net sales increased by 0.9% to 64.4% for the three months ended June 30, 2015 from 63.5% for the three months ended June 30, 2014. This increase was primarily due to unfavorable product mix and unfavorable currency effects, partially offset by cost reduction savings, net of inflation.
Selling Expenses. For the three months ended June 30, 2015, selling expenses decreased by $(2.6) million, or (13.7)%, to $16.4 million from $19.0 million for the three months ended June 30, 2014. This decrease was primarily driven by favorable currency effects and decreased sales volumes.

General and Administrative Expenses. For the three months ended June 30, 2015, general and administrative expenses decreased by $(2.4) million, or (16.7)%, to $12.0 million from $14.4 million for the three months ended June 30, 2014, primarily as a result of favorable currency effects and decreased management incentive costs.
Restructuring Expenses. For the three months ended June 30, 2015, we incurred restructuring expenses of $5.5 million. These included $2.4 million of charges related to the Warwick, Canada clothing facility, $1.6 million of charges related to the closure of the Joao Pessoa, Brazil clothing facility and $1.5 million of charges relating to headcount reductions and other costs related to previous plant closures.
Interest Expense, Net. Net interest expense for the three months ended June 30, 2015 was $8.7 million, down $0.2 million from $8.9 million for the three months ended June 30, 2014. The decrease was primarily due to interest income recognized as a result of a favorable VAT court ruling in South America, partially offset by an increase in average borrowings, primarily driven by the Brazilian tax settlement in 2014.
Provision for Income Taxes. For the three months ended June 30, 2015 and 2014, the provision for income taxes was $4.7 million and $2.3 million, respectively. The increase in income tax expense was primarily attributable to the geographic mix of earnings in the second quarter of 2015 as compared to the second quarter of 2014 as well as an increase in the unrecognized tax benefit due to the effects of income tax audits. Generally, our provision for income taxes is primarily impacted by the income we earn in tax paying jurisdictions relative to the income we earn in non-tax paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 15% to 36%. However, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. We generate losses in certain jurisdictions for which we realize no tax benefit as the deferred tax assets in these jurisdictions (including net operating losses) are fully reserved in our valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings.
Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Net Sales. Net sales for the six months ended June 30, 2015 decreased by $(28.9) million, or (10.6)%, to $244.2 million from $273.1 million for the six months ended June 30, 2014. For the six months ended June 30, 2015, approximately 64% of our net sales were in our clothing segment and approximately 36% were in our roll covers segment.
In our clothing segment, net sales for the six months ended June 30, 2015 decreased $(22.1) million to $156.4 million from $178.5 million for the six months ended June 30, 2014. Excluding unfavorable currency effects of $(15.2) million, the remaining decrease was primarily due to the continued decline in the graphical grade markets in North America and a temporary softening in the Asia markets.
In our roll covers segment, net sales for the six months ended June 30, 2015 decreased by $(6.9) million to $87.7 million from $94.6 million for the six months ended June 30, 2014. Excluding unfavorable currency effects of $(8.6) million, roll cover sales increased $1.7 million, primarily due to increased sales volumes in Europe, as a result of the improved economic conditions.
Cost of Products Sold. Cost of products sold for the six months ended June 30, 2015 decreased by $(19.4) million, or (11.7)%, to $146.2 million from $165.6 million for the six months ended June 30, 2014.

In our clothing segment, cost of products sold decreased $(14.8) million in the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily as a result of favorable currency effects, decreased sales volume and cost reduction programs, net of inflation, partially offset by unfavorable fixed cost absorption and plant startup costs. Cost of products sold as a percentage of net sales decreased by (1.3)% to 57.2% in the six months ended June 30, 2015 from 58.5% in the six months ended June 30, 2014. This decrease was primarily due to favorable currency effects and cost reductions, net of inflation, partially offset by unfavorable fixed cost absorption, unfavorable product mix and plant startup costs.
In our roll covers segment, cost of products sold decreased $(4.6) million in the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily as a result of favorable currency effects and cost reduction programs, net of inflation, partially offset by unfavorable fixed cost absorption and increased sales volumes. Cost of products sold as a percentage of net sales decreased by (0.1)% to 64.6% for the six months ended June 30, 2015 from 64.7% for the six months ended June 30, 2014. This decrease was primarily due to cost reductions, net of inflation, partially offset by unfavorable fixed cost absorption and unfavorable currency effects.
Selling Expenses. For the six months ended June 30, 2015, selling expenses decreased by $(4.4) million, or (11.8%), to $32.8 million from $37.2 million for the six months ended June 30, 2014. This decrease was primarily driven by favorable currency effects and decreased sales volumes.

General and Administrative Expenses. For the six months ended June 30, 2015, general and administrative expenses decreased by $(3.3) million, or (11.3)%, to $25.9 million from $29.2 million for the six months ended June 30, 2014, primarily as a result of favorable currency effects, a decrease in management incentive compensation and cost reduction savings.
Restructuring Expenses. For the six months ended June 30, 2015, we incurred restructuring expenses of $7.7 million. These included $2.9 million of charges related to the closure of the Joao Pessoa, Brazil clothing facility, $2.4 million charges related to the closure of Warwick, Canada machine clothing facility, as described above, and $2.4 million of charges relating to headcount reductions and other costs relating to previous plant closures.
Interest Expense, Net. Net interest expense for the six months ended June 30, 2015 was $18.4 million, up $0.8 million from $17.6 million for the six months ended June 30, 2014. Increases were primarily due to increased average borrowings from 2014 to 2015, partially offset by a favorable VAT court ruling in South America.
Provision for Income Taxes. For the six months ended June 30, 2015 and 2014, the provision for income taxes was $8.5 million and $4.2 million, respectively. The increase in income tax expense was primarily attributable to the geographic mix of earnings in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 as well as an increase in the unrecognized tax benefit due to the effects of income tax audits. Generally, our provision for income taxes is primarily impacted by the income we earn in tax paying jurisdictions relative to the income we earn in non-tax paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 15% to 36%. However, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. We generate losses in certain jurisdictions for which we realize no tax benefit as the deferred tax assets in these jurisdictions (including net operating losses) are fully reserved in our valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings.
Liquidity and Capital Resources
Our principal liquidity requirements are for debt service, restructuring payments, working capital and capital expenditures. We plan to use cash on hand, cash generated by operations and our revolving credit facility, as our primary sources of liquidity. Our operations are highly dependent upon the paper production industry and the degree to which the paper industry is affected by global economic conditions and the availability of credit. Demand for our products could decline if paper manufacturers are unable to obtain required financing or if economic conditions cause additional mill closures. In addition, the impact of the most recent global economic recession and the continued lack of availability of credit may affect our customers’ ability to pay their debts.
Net cash provided by operating activities was $14.7 million for the six months ended June 30, 2015 and $8.9 million for the six months ended June 30, 2014. The $5.8 million increase was primarily due to a decrease in working capital.
Net cash used in investing activities was $27.9 million for the six months ended June 30, 2015 and $22.3 million for the six months ended June 30, 2014. The increase in cash used in investing activities of $5.6 million was primarily due to the increase in capital expenditures.

Net cash provided by financing activities was $12.1 million and $2.9 million for the six months ended June 30, 2015 and 2014, respectively. The increase of $9.2 million was primarily the result of the increase of $19.4 million in borrowings and a decrease in the payment of financing fees of $0.9 million. These increases were partially offset by an increase in principal payments on debt and capital leases of $11.1 million.
As of June 30, 2015, the outstanding balance of our term debt under the Term Credit Facility and Notes (each defined below) was $461.4 million, which is net of a $0.8 million discount. In addition, as of June 30, 2015, an aggregate of $26.3 million is available for additional borrowings under the ABL Facility. This availability represents a borrowing base of $44.2 million under the ABL Facility less $17.9 million of that facility committed for letters of credit or additional borrowings. Additionally, at June 30, 2015, we had approximately $4.0 million available for borrowings under other small lines of credit.
We expect to incur expenses of approximately $8.0 million to $10.0 million related to the continuation of our restructuring initiatives for the remainder of 2015. We have incurred $7.7 million in the six months ended June 30, 2015. Actual restructuring costs for 2015 may substantially differ from estimates at this time, depending on the timing of the restructuring activities and the required actions to complete them.
New Machine Clothing and Rolls Facilities
Our Kunshan, China press felt plant recently began production. This 2 year, $47.8 million greenfield project, is equipped with a brand-new press felt located in the center of the largest paper-making region in the world. This facility significantly improves our competitive positioning, from both a lead time and cost perspective, enabling us to more closely partner with customers who were previously served from our European facilities. We will conduct business in local currency and local languages and will be able to service the largest pulp, paper, paperboard, and tissue machines in the world. For some press felt designs, Xerium will be able to make 3 pieces simultaneously - a first for Xerium.
Our $4.3 million Corlu, Turkey Rolls facility was commissioned in July and we will continue to ramp production capabilities at this greenfield facility throughout the third quarter of 2015. This facility will act as a new regional hub serving customers in Turkey, Southeast Europe and the Middle East. We have conducted business in these regions for many decades as an exporter, and now will serve as a local low-cost provider with shortened lead times to customers. The plant has one of the largest grinding machines in the region and was built to handle rolls up to 80 metric tonnes in weight. For the first time ever customers in this under-served region will receive locally provided and locally optimized state-of -the-art rubber extrusion and polyurethane roll covering technology.
Capital Expenditures
For the six months ended June 30, 2015, we had capital expenditures of $27.9 million. We are currently targeting capital expenditures for 2015 to be approximately $50.0 million. We analyze our planned capital expenditures, based on investment opportunities available to us and our financial and operating performance, and accordingly, actual capital expenditures may be more or less than this amount. We intend to use existing cash and cash from operations to fund our capital expenditures.
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
We are in compliance with all covenants under the Notes and Credit Facility at June 30, 2015.

On July 17, 2015, Xerium China, Co., Ltd. ("Xerium China"), a wholly-owned subsidiary of the Company closed a Fixed Assets Loan Contract (the "Loan Agreement") with the Industrial and Commercial Bank of China Limited, Shanghai-Jingan Branch with respect to a RMB 58.5 million loan, which is approximately $9.4 million USD, based on an exchange rate of 6.21 RMB per 1.00 USD. The loan is secured by pledged machinery and equipment of Xerium China and guaranteed by Xerium Asia Pacific (Shanghai) Limited and Stowe Woodward (Changzhou) Roll Technologies Co. Ltd., which are wholly-owned subsidiaries of the Company, pursuant to guarantee agreements (the "Guarantee Agreements"). Interest on the outstanding principal balance of the loan accrues at a benchmark rate plus a margin. The benchmark rate is the benchmark interest rate as published by the People's Bank of China on June 28, 2015 which was 5.25%. The margin is set at 10% for the entire loan period, with the current interest rate at 5.78%. The interest rate will be adjusted every 12 months during the term of the loan, based on the benchmark interest rate adjustment. Interest under the loan is payable quarterly in arrears. Principal on the loan is to be repaid in part every six months following the Closing Date, in accordance with a predetermined schedule set forth in the Loan Agreement. Proceeds of the Loan will be used by Xerium China to purchase production equipment. The Loan Agreement contains certain customary representations and warranties and provisions relating to events of default.
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
Our significant policies are described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. There have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in our Annual Report on Form 10-K for the year ended December 31, 2014.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (loss) income	$(703)	$764	$1,031	$1,929
Stock-based compensation	804	640	1,626	1,149
Depreciation	7,096	8,534	14,259	16,767
Amortization of intangibles	79	403	158	819
Deferred financing cost amortization	896	751	1,771	1,467
Foreign exchange loss (gain) on revaluation of debt	1,057	366	(915)	(737)
Deferred tax expense	628	(143)	1,607	(950)
Loss on disposition of property and equipment	13	1	28	28
Net change in operating assets and liabilities	(3,200)	(5,163)	(4,894)	(11,557)
Net cash provided by operating activities	6,670	6,153	14,671	8,915
Interest expense, excluding amortization	7,809	8,165	16,598	16,107
Net change in operating assets and liabilities	3,200	5,163	4,894	11,557
Current portion of income tax expense	4,052	2,472	6,847	5,172
Stock-based compensation	(804)	(640)	(1,626)	(1,149)
Foreign exchange (loss) gain on revaluation of debt	(1,057)	(366)	915	737
Loss on disposition of property and equipment	(13)	(1)	(28)	(28)
EBITDA	19,857	20,946	42,271	41,311
Stock-based compensation	804	640	1,626	1,149
Operational restructuring expenses	5,509	7,595	7,733	12,246
Other non-recurring expenses	700	—	700	—
Plant startup costs	1,132	240	1,882	416
Adjusted EBITDA	$28,002	$29,421	$54,212	$55,122

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
Our interest rate risks as of June 30, 2015 have not materially changed from December 31, 2014 (see Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014). As of June 30, 2015, we had outstanding debt with a carrying amount of $478.0 million with an approximate fair value of $488.3 million.
Foreign Currency Risk
As discussed in Note 6 to the Consolidated Financial Statements, the Euro, the Brazilian Real and the Canadian Dollar declined significantly from December 31, 2014. These declines had an unfavorable impact of approximately $(26,368) on our foreign subsidiaries net equity balances at June 30, 2015.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, as of June 30, 2015 under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as set forth above.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

XERIUM TECHNOLOGIES, INC.
(Registrant)

August 10, 2015	By:	/s/Clifford E. Pietrafitta
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