Form 10-Q
period 2015-09-30
XERIUM TECHNOLOGIES INC
filed 2015-11-04
CIK 1287151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________
FORM 10-Q
________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of November 2, 2015 was 15,739,259

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

Xerium Technologies, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands and Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$10,704	$9,517
Accounts receivable, net	77,813	83,069
Inventories, net	71,803	83,550
Prepaid expenses	8,275	8,472
Other current assets	16,118	15,714
Total current assets	184,713	200,322
Property and equipment, net	296,570	303,617
Goodwill	61,176	61,927
Intangible assets	9,126	11,707
Non-current deferred tax asset	9,555	10,662
Other assets	9,098	5,809
Total assets	$570,238	$594,044
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$6,742	$244
Accounts payable	37,972	41,827
Accrued expenses	57,994	56,109
Current maturities of long-term debt	10,887	4,406
Total current liabilities	113,595	102,586
Long-term debt, net of current maturities	466,687	460,840
Liabilities under capital leases	5,067	3,945
Non-current deferred tax liability	7,891	10,416
Pension, other post-retirement and post-employment obligations	71,150	80,471
Other long-term liabilities	13,099	9,896
Commitments and contingencies
Stockholders’ deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value, 20,000,000 shares authorized; 15,739,259 and 15,560,627 shares outstanding as of September 30, 2015 and December 31, 2014, respectively	16	16
Paid-in capital	429,445	428,880
Accumulated deficit	(415,123)	(417,068)
Accumulated other comprehensive loss	(121,589)	(85,938)
Total stockholders’ deficit	(107,251)	(74,110)
Total liabilities and stockholders’ deficit	$570,238	$594,044

Xerium Technologies, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share data and unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
Net Sales	$117,739	$138,858	$361,896	$411,965
Costs and expenses:
Cost of products sold	71,252	83,364	217,413	248,954
Selling	15,889	18,195	48,645	55,362
General and administrative	14,370	14,133	40,261	43,337
Research and development	1,841	1,909	5,695	5,899
Restructuring	5,001	3,466	12,734	15,712
	108,353	121,067	324,748	369,264
Income from operations	9,386	17,791	37,148	42,701
Interest expense, net	(9,775)	(9,412)	(28,144)	(26,985)
Foreign exchange gain (loss)	2,059	367	2,150	(818)
Income before provision for income taxes	1,670	8,746	11,154	14,898
Provision for income taxes	(755)	(29,218)	(9,209)	(33,440)
Net income (loss)	$915	$(20,472)	$1,945	$(18,542)
Comprehensive loss	$(11,012)	$(41,003)	$(33,706)	$(39,482)
Net income (loss) per share:
Basic	$0.06	$(1.32)	$0.12	$(1.20)
Diluted	$0.06	$(1.32)	$0.12	$(1.20)
Shares used in computing net income (loss) per share:
Basic	15,667,103	15,475,836	15,595,793	15,426,125
Diluted	16,567,070	15,475,836	16,440,525	15,426,125

Xerium Technologies, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands and unaudited)

	Nine Months ended September 30,
	2015	2014
Operating activities
Net income (loss)	$1,945	$(18,542)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	2,690	1,858
Depreciation	21,397	24,950
Amortization of intangibles	228	1,230
Deferred financing cost amortization	2,641	2,409
Foreign exchange gain on revaluation of debt	(2,115)	(340)
Deferred taxes	(1,571)	1,509
Asset impairment	1,178	277
Gain on disposition of property and equipment	(85)	(4)
Provision for doubtful accounts	857	284
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(2,789)	(5,047)
Inventories	3,640	(7,897)
Prepaid expenses	(717)	120
Other current assets	(2,025)	1,223
Accounts payable and accrued expenses	5,133	3,587
Deferred and other long-term liabilities	(5,551)	(4,300)
Net cash provided by operating activities	24,856	1,317
Investing activities
Capital expenditures	(40,376)	(33,666)
Proceeds from disposals of property and equipment	104	163
Net cash used in investing activities	(40,272)	(33,503)
Financing activities
Proceeds from borrowings	64,187	73,579
Principal payments on debt	(45,573)	(44,834)
Payment of financing fees	(18)	(1,398)
Payment of obligations under capital leases	(887)	(634)
Net cash provided by financing activities	17,709	26,713
Effect of exchange rate changes on cash flows	(1,106)	(430)
Net increase (decrease) in cash	1,187	(5,903)
Cash and cash equivalents at beginning of period	9,517	25,716
Cash and cash equivalents at end of period	$10,704	$19,813

Non-cash capitalized lease asset and liability	$1,122	$4,468
Accrued construction in process	$1,952	$2,400

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
Basis of Presentation
The accompanying unaudited condensed consolidated interim financial statements at September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2014 as reported on the Company's Annual Report on Form 10-K filed on March 4, 2015.
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
The components of inventories are as follows at:

	September 30, 2015	December 31, 2014
Raw materials	$12,383	$18,018
Work in process	26,055	28,756
Finished goods (includes consigned inventory of $6,985 at September 30, 2015 and $8,582 at December 31, 2014)	39,546	43,072
Inventory allowances	(6,181)	(6,296)
	$71,803	$83,550
Goodwill
The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other Intangible Assets (“Topic 350”). Topic 350 requires that goodwill and intangible assets that have indefinite lives not be amortized, but instead, must be tested for impairment at least annually or whenever events or business conditions warrant. During the nine months ended September 30, 2015, the Company evaluated events and business conditions to determine if a test for an impairment of goodwill was warranted. No such events or business conditions took place during this period, therefore no test was determined to be warranted at September 30, 2015.
Warranties
The Company offers warranties on certain roll products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The Company estimates the costs that may be incurred under its warranties and records a liability in Accrued Expenses on its Consolidated Balance Sheet for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. The table below represents the changes in the Company’s warranty liability for the nine months ended September 30, 2015 and 2014:

	Beginning Balance	Charged to Cost of Sales	Effect of Foreign Currency Translation	Deduction from Reserves	Ending Balance
Nine Months Ended September 30, 2015:	$2,685	$1,184	$(144)	$(1,580)	$2,145
Nine Months Ended September 30, 2014:	$1,629	$1,694	$(86)	$(867)	$2,370

Net (Loss) Income Per Common Share
Net (loss) income per common share has been computed and presented pursuant to the provisions of ASC Topic 260, Earnings per Share (“Topic 260”). Net (loss) income per share is based on the weighted-average number of shares outstanding during the period. As of September 30, 2015 and 2014, the Company had outstanding restricted stock units (“RSUs”), deferred stock units (“DSUs”) and options.
The following table sets forth the computation of basic and diluted weighted-average shares:

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
Weighted-average common shares outstanding–basic	15,667,103	15,475,836	15,595,793	15,426,125
Dilutive effect of stock-based compensation awards outstanding	899,967	—	844,732	—
Weighted-average common shares outstanding–diluted	16,567,070	15,475,836	16,440,525	15,426,125
The following table sets forth the aggregate of the dilutive securities that were outstanding in the three and nine months ended September 30, 2015 and 2014, but were not included in the computation of diluted earnings per share because the impact would have been anti-dilutive:

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
Anti-dilutive securities	24,002	1,313,627	20,237	1,313,627
Impairment
The Company reviews its long-lived assets that have finite lives for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment (“Topic 360”). This topic requires that companies evaluate the fair value of long-lived assets based on the anticipated undiscounted future cash flows to be generated by the assets when indicators of impairment exist to determine if there is impairment to the carrying value. Any change in the carrying amount of an asset as a result of the Company's evaluation has been recorded in either restructuring expense, if it was a result of the Company's restructuring activities, or general and administrative expense for all other impairments in the consolidated statements of operations. For the nine months ended September 30, 2015 and 2014, the Company had $1.0 million and $0.3 million of impairment charges included in restructuring expense. Impairment charges associated with restructuring are discussed in Note 7 "Restructuring Expense".

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
Cash Flow Hedges of Interest Rate Risk
From time to time, the Company uses interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements. However, at September 30, 2015, the Company had no interest rate swaps.
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
As of September 30, 2015 and December 31, 2014, the Company had outstanding derivatives that were not designated as hedges in qualifying hedging relationships. The value of these contracts is recognized at fair value based on market exchange forward rates and is recorded in other assets or other liabilities on the Consolidated Balance Sheets. The following represents the fair value of these derivatives at September 30, 2015 and December 31, 2014 and the change in fair value included in foreign exchange gain in the three and nine months ended September 30, 2015 and 2014:

	September 30, 2015	December 31, 2014
Fair value of derivative asset (liability)	$237	$(524)
	Three Months Ended September 30, 2015:	Three Months Ended September 30, 2014:
Change in fair value of derivative included in foreign exchange loss	$(743)	$(123)
	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Change in fair value of derivative included in foreign exchange loss	$(2,197)	$(1,328)
The following represents the notional amounts of foreign exchange forward contracts at September 30, 2015:

	Notional Sold	Notional Purchased
Non-designated hedges of foreign exchange risk	$5,212	$(38,814)

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

3. Long term Debt
At September 30, 2015 and December 31, 2014, long term debt consisted of the following:

	September 30, 2015	December 31, 2014
Senior secured term loan facility, payable quarterly, U.S. Dollar denominated–LIBOR (minimum 1.25%) plus 5.0% (6.25%) net of $0.7 million discount. Matures May of 2019.	$224,475	$226,052
Senior Notes (Unsecured), payable semi-annually–U.S. Dollar denominated interest rate fixed at 8.875%. Matures June of 2018.	236,410	236,410
Notes payable, working capital loan, variable interest rate at 1.75%. Matures June 30, 2016, with one-year rollover option.	6,742	244
Fixed asset loan contract, variable interest rate of 5.78%. Matures June of 2020.	7,497	—
Other debt	9,192	2,784
Total debt	484,316	465,490
Less current maturities of long term debt and notes payable	17,629	4,650
Total long term debt	$466,687	$460,840
On May 17, 2013, the Company entered into a Credit and Guaranty Agreement for a $200.0 million term loan credit facility (the “Term Credit Facility”), net of a discount of $1.0 million, among the Company, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions. The Company also entered into a Revolving Credit and Guaranty Agreement originally for a $40.0 million asset-based revolving credit facility subject to a borrowing base among Xerium Technologies, Inc., as a US borrower, Xerium Canada Inc., as Canadian borrower, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions (the "Domestic Revolver"). On March 3, 2014, the Company entered into an amendment to the Revolving Credit and Guaranty Agreement (as amended, the “ABL Facility,” and collectively with the Term Credit Facility, the “Credit Facility”) to add the Company's German subsidiaries as European Borrowers (the "European Borrowers") and to provide for an additional $15 million European asset-based revolving credit facility subject to a European borrowing base (the "European Revolver"), increasing the facility limit under the ABL Facility to $55.0 million.
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

On July 17, 2015 (the "Closing Date"), Xerium China, Co., Ltd. ("Xerium China"), a wholly-owned subsidiary of the Company entered into and closed a Fixed Assets Loan Contract (the "Loan Agreement") with the Industrial and Commercial Bank of China Limited, Shanghai-Jingan Branch (the “Bank”) with respect to a RMB 58.5 million loan, which was approximately $9.4 million USD on July 17, 2015. The loan is secured by pledged machinery and equipment of Xerium China and guaranteed by Xerium Asia Pacific (Shanghai) Limited and Stowe Woodward (Changzhou) Roll Technologies Co. Ltd., which are wholly-owned subsidiaries of the Company, pursuant to guarantee agreements (the "Guarantee Agreements"). Interest on the outstanding principal balance of the loan accrues at a benchmark rate plus a margin. The benchmark rate is the benchmark interest rate as published by the People's Bank of China, which was 5.25% on June 28, 2015. The margin is set at 10% of the benchmark rate for the entire loan period, with the current interest rate calculated at 5.78%. The interest rate will be adjusted every 12 months during the term of the loan, based on the benchmark interest rate adjustment. Interest under the loan is payable quarterly in arrears. Principal on the loan is to be repaid in part every six months following the Closing Date, in accordance with a predetermined schedule set forth in the Loan Agreement. Proceeds of the Loan will be used by Xerium China to purchase production equipment. The Loan Agreement contains certain customary representations and warranties and provisions relating to events of default.
On November 3, 2015, the Company refinanced its existing ABL Facility and entered into a new Revolving Credit and Guaranty Agreement (as amended, the "New ABL Facility") with one of its existing ABL lenders, JPMorgan Chase Bank, N.A.   Under the New ABL Facility, JPMorgan will become the lead domestic agent and will continue as the European agent.  The amount of the ABL Facility will continue to provide aggregate availability of $55 million and the collateral pledged thereunder will also remain the same, however the New ABL Facility provides (1) increased flexibility for operations; (2) an extended maturity date of November, 2020; and (3) lower interest rates.
As of September 30, 2015, the outstanding balance of the Company's term debt under its Credit Facility and Notes was $460.9 million, which is net of a $0.7 million discount. In addition, as of September 30, 2015, an aggregate of $33.0 million is available for additional borrowings. This availability represents a borrowing base of $44.6 million less $11.6 million of that facility committed for letters of credit or additional borrowings.
As of September 30, 2015 and December 31, 2014, the carrying value of the Company’s debt was $484.3 million and $465.5 million, respectively, and its fair value was approximately $486.7 million and $478.2 million, respectively. The Company determined the fair value of its debt utilizing significant other observable inputs (Level 2 of the fair value hierarchy).

Capitalized Lease Liabilities

As of September 30, 2015, the Company had capitalized lease liabilities totaling $5.1 million. These amounts represent the lease on the corporate headquarters and certain other software licensing, vehicle and office equipment capitalized lease arrangements.
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

For the three and nine months ended September 30, 2015, the provision for income taxes was $755 and $9,209 as compared to $29,218 and $33,440 for the three and nine months ended September 30, 2014. The decrease in tax expense in the three months ended September 30, 2015, was primarily attributable to a $1,809 release of valuation allowance against Australian deferred tax assets along with decreased earnings in 2015, compared to a $25,298 tax provision recorded in 2014 related to settling a tax assessment in Brazil. The decrease in tax expense in the nine months ended September 30, 2015, was primarily attributable to a release of valuation allowance against Australian deferred tax assets partially offset by an increase in the unrecognized tax benefit due to the effects of income tax audits in 2015, compared to a tax provision recorded in 2014 related to settling a tax assessment in Brazil, along with the geographic mix of earnings. Generally, the provision for income taxes is primarily impacted by income earned in tax paying jurisdictions relative to income earned in non-tax paying jurisdictions. The majority of income recognized for purposes of computing the effective tax rate is earned in countries where the statutory income tax rates range from 15.0% to 35.6%; however, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. The Company generates losses in certain jurisdictions for which no tax benefit is realized, as the deferred tax assets in these jurisdictions (including the net operating losses) are fully reserved in the valuation allowance. For this reason, the Company recognizes minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States and Australia. Due to these reserves, the geographic mix of the Company’s pre-tax earnings has a direct correlation with how high or low its annual effective tax rate is relative to consolidated earnings.
As the Company continues to reorganize and restructure its operations, it is possible that deferred tax assets, for which no income tax benefit has previously been provided, may more likely than not become realized. During the quarter ended September 30, 2015, the Company reassessed its valuation allowance requirements related to its Australian operations, evaluating all available evidence in its analysis, both positive and negative, including historical and projected income and losses before the provision for income taxes, as well as reversals of temporary differences. The Company also considered tax planning strategies that are prudent and can be reasonably implemented if needed in order to realize the related tax benefits. During the third quarter of 2015, the Company recorded $1,809 of tax benefits related to the reversal of a portion of its valuation allowance previously established against its Australian net deferred tax assets. The Company believes that the deferred tax assets are more likely than not to be realized based on estimates of future taxable income generated by future earnings of the Australian business. The Company continues to evaluate future operations and will record an income tax benefit in the period where it believes it is more likely than not that the deferred tax asset will be able to be realized. Historic and future ownership changes could potentially reduce the amount of net operating loss carry-forwards available for use.
As of September 30, 2015, the Company had a gross amount of unrecognized tax benefit of $7,913, exclusive of interest and penalties. The unrecognized tax benefit increased by approximately $412 during the nine months ended September 30, 2015, as a result of ongoing changes in currently reserved positions as a result of new facts or information and the effects of income tax audits, which was partially offset by decreases related to foreign currency effects. In January 2015, the Company received notice of a tax audit report which could lead to an income tax assessment of an unknown amount related to its Italian operations. The Company expects to litigate if such an assessment is received, and the Company believes it would prevail on some portion of the issues litigated. As a result of this new information, the unrecognized tax benefit was increased by $1,269 for tax, interest and penalties related to this matter throughout 2015.
The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense, which were $(89) and $806 related to the unrecognized tax benefits for the three and nine months ended September 30, 2015. The tax years 2000 through 2014 remain open to examination in a number of the major tax jurisdictions to which the Company and its subsidiaries are subject. The Company believes that it has made adequate provisions for all income tax uncertainties.
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

As required by Topic 715, the following tables summarize the components of net periodic benefit cost:
Defined Benefit Plans
Curtailment accounting was triggered with the announced closure of the Warwick facility. As a result, a curtailment gain was recorded in the third quarter of 2015 in the amount of $2.9 million, as a reduction to pension liability, and an increase to other comprehensive loss.

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
Service cost	$765	$1,029	$2,155	$2,720
Interest cost	1,506	2,080	4,273	5,500
Expected return on plan assets	(1,638)	(1,972)	(4,645)	(5,213)
Amortization of net loss	676	371	1,932	981
Net periodic benefit cost	$1,309	$1,508	$3,715	$3,988
6. Comprehensive Loss and Accumulated Other Comprehensive Loss
Comprehensive loss for the three and nine months ended September 30, 2015 (net of tax expense of $97 and $183, respectively) and 2014 (net of tax benefit of $(268) and $235, respectively) is as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
Net income (loss)	$915	$(20,472)	$1,945	$(18,542)
Foreign currency translation adjustments	(14,333)	(21,902)	(40,701)	(22,216)
Pension liability changes under Topic 715	2,320	1,338	4,797	1,190
Change in value of derivative instruments	86	33	253	86
Comprehensive loss	$(11,012)	$(41,003)	$(33,706)	$(39,482)
The components of accumulated other comprehensive loss for the three months ended September 30, 2015 are as follows (net of tax benefits of $7,970):

	Foreign Currency Translation Adjustment	Pension Liability Changes Under Topic 715	Change in Value of Derivative Instruments	Accumulated Other Comprehensive (Loss) Income
Balance at June 30, 2015	$(65,382)	$(44,339)	$59	$(109,662)
Other comprehensive loss before reclassifications	(14,333)	(660)	—	(14,993)
Amounts reclassified from other comprehensive loss
Amortization of actuarial losses	—	676	—	676
Pension curtailment	—	2,304	—	2,304
Amortization of interest expense	—	—	86	86
Net current period other comprehensive loss (income)	(14,333)	2,320	86	(11,927)
Balance at September 30, 2015	$(79,715)	$(42,019)	$145	$(121,589)

The components of accumulated other comprehensive loss for the nine months ended September 30, 2015 are as follows (net of tax benefits of $7,970):

	Foreign Currency Translation Adjustment	Pension Liability Changes Under Topic 715	Change in Value of Derivative Instruments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2014	$(39,014)	$(46,816)	$(108)	$(85,938)
Other comprehensive loss before reclassifications	(40,701)	561	—	(40,140)
Amounts reclassified from other comprehensive loss
Amortization of actuarial losses	—	1,932	—	1,932
Pension curtailment	—	2,304	—	2,304
Amortization of interest expense	—	—	253	253
Net current period other comprehensive (loss) income	(40,701)	4,797	253	(35,651)
Balance at September 30, 2015	$(79,715)	$(42,019)	$145	$(121,589)

For the three and nine months ended September 30, 2015, the amortization of actuarial losses is included in cost of products sold and general and administrative expenses in the Consolidated Statements of Operations.
For the nine months ended September 30, 2015, the impact on Accumulated Other Comprehensive Loss ("AOCL") due to foreign currency translation adjustments of $(40,701) was primarily the result of the decline in the Euro and Brazilian Real and the effect of that decline on our foreign subsidiaries net equity balances of $151 million (Euro) and $107 million (Brazilian Real) in Europe and Brazil, respectively. The Euro declined to $1.12 at September 30, 2015 from $1.22 at December 31, 2014. The Brazilian Real declined to $0.25 at September 30, 2015 from $0.37 at December 31, 2014.

7. Restructuring and Impairment Expense
In October of 2015, the Company announced the permanent consolidation of its rolls manufacturing facility in Middletown, Virginia into other rolls manufacturing facilities. This closure will not affect the operations of the Company's global rolls R&D center in Middletown. It will give the R&D team more room to accomplish product development and prototypes on next generation products. The time-line to complete this process is by the end of March of 2016. The Company accrued $0.7 million in severance and asset relocation related charges in October of 2015 as a result of this consolidation.

In June of 2015, the Company announced that it had initiated closure proceedings with the representative union officials at our machine clothing facility in Warwick, Quebec, Canada in order to continue to address our cost structure. In the second and third quarters of 2015, the Company incurred $3.5 million in employee-related and other restructuring expenses. In addition, we recognized $1.0 million in impairment charges related to the building during the third quarter of 2015 related to this closure. The building is classified as held for sale in the Company's Consolidated Condensed Balance Sheet at September 30, 2015 and currently has a carrying value of $0.5 million. The Company determined that this value falls within level 2 of the fair value hierarchy, based on sale price of comparable properties.

For the nine months ended September 30, 2015, the Company incurred restructuring expenses of $12.7 million. These included $4.1 million of charges related to the closure of the Joao Pessoa, Brazil clothing facility, $4.5 million charges related to the closure of Warwick, Canada machine clothing facility, as described above, and $4.1 million of charges relating to headcount reductions and other costs related to previous plant closures. For the nine months ended September 30, 2014, the Company incurred restructuring expenses of $15.7 million. These included charges relating to headcount reductions of $4.2 million, $3.0 million relating to the closure of the Joao Pessoa, Brazil plant, $1.6 million relating to the termination of a sales agency contract in Italy, $2.2 million relating to the closures of machine clothing facilities in Argentina and Spain, $3.7 million relating to the closure of the Heidenheim facility, $0.7 million relating to the transfer of certain machinery and equipment from the closed France rolls facility to a China based rolls facility and other locations in Europe, and $0.3 million relating to the liquidation of the Vietnam facility.

The following table sets forth the significant components of the restructuring accrual (included in Accrued Expenses on our Consolidated Balance Sheet), including activity under restructuring programs for the nine months ended September 30, 2015 and 2014:

	Balance at December 31, 2014	Charges (1)	Currency Effects	Cash Payments	Balance at September 30, 2015
Severance and other benefits	$4,880	$6,007	$(469)	$(4,744)	$5,674
Facility costs and other	818	5,741	(76)	(5,588)	895
Total	$5,698	$11,748	$(545)	$(10,332)	$6,569

(1) Excludes $986 of impairment expense.

	Balance at December 31, 2013	Charges (1)	Currency Effects	Cash Payments	Balance at September 30, 2014
Severance and other benefits	$6,466	$11,737	$(559)	$(11,884)	$5,760
Facility costs and other	1,468	3,698	(176)	(2,963)	2,027
Total	$7,934	$15,435	$(735)	$(14,847)	$7,787
(1) Excludes $277 of impairment expense.
Restructuring and impairment expense by segment, which is not included in Segment Earnings in Note 8, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Clothing	$4,414	$2,168	$11,516	$10,273
Roll Covers	540	1,272	827	5,310
Corporate	47	26	391	129
Total	$5,001	$3,466	$12,734	$15,712
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
Summarized financial information for the Company’s reportable segments is presented in the tables that follow for the three and nine months ended September 30, 2015 and 2014.

	Clothing	Roll Covers	Corporate	Total
Three Months Ended September 30, 2015:
Net Sales	$72,536	$45,203	$—	$117,739
Segment Earnings (Loss)	$22,230	$9,685	$(3,654)
Three Months Ended September 30, 2014:
Net Sales	$86,085	$52,773	$—	$138,858
Segment Earnings (Loss)	$23,254	12,290	(4,080)

Nine Months ended September 30, 2015:
Net Sales	$228,971	$132,925	$—	$361,896
Segment Earnings (Loss)	$66,076	26,864	(10,467)
Nine Months ended September 30, 2014:
Net Sales	$264,561	$147,404	$—	$411,965
Segment Earnings (Loss)	$66,834	30,352	(10,600)
Provided below is a reconciliation of Segment Earnings (Loss) to income before provision for income taxes for the three and nine months ended September 30, 2015 and 2014, respectively.

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
Segment Earnings (Loss):
Clothing	$22,230	$23,254	$66,076	$66,834
Roll Covers	9,685	12,290	26,864	30,352
Corporate	(3,654)	(4,080)	(10,467)	(10,600)
Stock-based compensation	(1,064)	(709)	(2,690)	(1,858)
Inventory write-off related to closed facilities	(465)	—	(465)	—
Idle equipment asset impairment	(149)	—	(149)	—
Interest expense, net	(9,775)	(9,412)	(28,144)	(26,985)
Depreciation and amortization	(7,207)	(8,594)	(21,625)	(26,180)
Restructuring expense	(5,001)	(3,466)	(12,734)	(15,712)
Non-recurring expense	(1,552)	—	(2,402)	—
Plant startup costs	(1,378)	(537)	(3,110)	(953)
Income before provision for income taxes	$1,670	$8,746	$11,154	$14,898

9. Commitments and Contingencies
The Company is involved in various legal matters which have arisen in the ordinary course of business as a result of various immaterial labor claims, taxing authority reviews and other routine legal matters. As of September 30, 2015, the Company accrued an immaterial amount in its financial statements for these matters for which the Company believed the possibility of loss was probable and was able to estimate the damages. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its financial position, results of operations or cash flow. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of legal matters will not have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

10. Stock-Based Compensation and Stockholders’ Deficit
The Company records stock-based compensation expense in accordance with ASC Topic 718, Accounting for Stock Compensation and has used the straight-line attribution method to recognize expense for RSUs, options and DSUs. The Company recorded stock-based compensation expense during the three and nine months ended September 30, 2015 and September 30, 2014 as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
RSU, Options and DSU Awards (1)	$1,064	$709	$2,690	$1,858

(1)	Related to RSUs, Options and DSUs awarded to certain employees and non-employee directors.

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

Other Stock Compensation Plans
On August 15, 2012, the Company granted Harold Bevis, the Company's CEO, an award of 204,208 restricted stock units and options to acquire 781,701 shares of the Company's common stock, par value $0.001 per share. Both the restricted stock units and the options vest over a three year period, with the first and second tranches having vested on August 15, 2014 and 2015. The options have a 10-year term and an exercise price of $4.00 per share, the August 15, 2012 closing price of the Company's common stock on the New York Stock Exchange. On August 15, 2015, one third of Mr. Bevis's restricted stock units and options vested. Mr. Bevis received 35,596 shares of common stock, net of withholdings as a result of the restricted stock unit vesting. In addition, Mr. Bevis exercised his vested options, and received 99,632 shares of common stock, in a cashless exercise, net of withholdings.
Directors’ Deferred Stock Unit Plan
Under the 2011 non-management directors stock plan ("2011 DSU Plan”), as amended in January of 2015, each director receives an annual retainer of $132, to be paid on a quarterly basis in arrears. Approximately half of the annual retainer is payable in DSUs, with the remaining half payable in DSUs, cash or a mix of both at the election of each director. The non-management directors were awarded an aggregate of 8,539 DSUs under the 2011 DSU Plan for service during the quarter ended September 30, 2015. In addition, in accordance with the 2011 DSU Plan, as amended in January of 2015, 6,077 DSUs were settled in common stock during the quarter ended September 30, 2015.

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

Xerium Technologies, Inc.
Consolidating Balance Sheet—(Unaudited)
At September 30, 2015
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
ASSETS
Current assets:
Cash and cash equivalents	$3,710	$(4)	$6,998	$—	$10,704
Accounts receivable, net	120	22,492	55,201	—	77,813
Intercompany receivables	(94,067)	114,766	(20,699)	—	—
Inventories, net	—	16,235	56,493	(925)	71,803
Prepaid expenses	1,246	1,564	5,465	—	8,275
Other current assets	—	2,273	13,845	—	16,118
Total current assets	(88,991)	157,326	117,303	(925)	184,713
Property and equipment, net	8,985	63,517	224,068	—	296,570
Investments	815,977	212,844	—	(1,028,821)	—
Goodwill	—	17,737	43,439	—	61,176
Intangible assets	6,877	1,457	792	—	9,126
Non-current deferred tax asset	—	—	9,555	—	9,555
Other assets	—	364	8,734	—	9,098
Total assets	$742,848	$453,245	$403,891	$(1,029,746)	$570,238

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$3,546	$10,732	$23,694	$—	$37,972
Accrued expenses	12,154	9,557	36,283	—	57,994
Notes payable	—	—	6,742	—	6,742
Current maturities of long-term debt	7,333	733	2,821	—	10,887
Total current liabilities	23,033	21,022	69,540	—	113,595
Long-term debt, net of current maturities	459,191	—	7,496	—	466,687
Liabilities under capital leases	3,337	761	969	—	5,067
Non-current deferred tax liability	758	1,035	6,098	—	7,891
Pension, other post-retirement and post-employment obligations	20,679	2,223	48,248	—	71,150
Other long-term liabilities	—	—	13,099	—	13,099
Intercompany loans	324,429	(399,025)	74,596	—	—
Total stockholders’ (deficit) equity	(88,579)	827,229	183,845	(1,029,746)	(107,251)
Total liabilities and stockholders’ equity	$742,848	$453,245	$403,891	$(1,029,746)	$570,238

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

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive Income (Loss) (Unaudited)
For the three months ended September 30, 2015
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$41,978	$80,090	$(4,329)	$117,739
Costs and expenses:
Cost of products sold	38	28,157	47,439	(4,382)	71,252
Selling	248	4,940	10,701	—	15,889
General and administrative	4,403	1,658	8,309	—	14,370
Research and development	259	1,118	464	—	1,841
Restructuring	47	307	4,647	—	5,001
	4,995	36,180	71,560	(4,382)	108,353
(Loss) income from operations	(4,995)	5,798	8,530	53	9,386
Interest (expense) income, net	(9,613)	877	(1,039)	—	(9,775)
Foreign exchange gain (loss)	404	(26)	1,681	—	2,059
Equity in subsidiaries income	10,415	9,460	—	(19,875)	—
Dividend income	4,769	—	—	(4,769)	—
Income before provision for income taxes	980	16,109	9,172	(24,591)	1,670
Provision for income taxes	(65)	(19)	(671)	—	(755)
Net income	$915	$16,090	$8,501	$(24,591)	$915
Comprehensive income (loss)	$1,084	$16,391	$(3,896)	$(24,591)	$(11,012)

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive Income-(Unaudited)
For the three months ended September 30, 2014
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$48,514	$98,675	$(8,331)	$138,858
Costs and expenses:
Cost of products sold	(225)	32,320	59,726	(8,457)	83,364
Selling	394	5,264	12,537	—	18,195
General and administrative	2,615	1,497	10,021	—	14,133
Research and development	244	1,189	476	—	1,909
Restructuring	26	123	3,317	—	3,466
	3,054	40,393	86,077	(8,457)	121,067
(Loss) income from operations	(3,054)	8,121	12,598	126	17,791
Interest (expense) income, net	(8,842)	1,367	(1,937)	—	(9,412)
Foreign exchange (loss) gain	(346)	(60)	773	—	367
Equity in subsidiaries (loss) income	(7,787)	(18,580)	—	26,367	—
(Loss) income before provision for income taxes	(20,029)	(9,152)	11,434	26,493	8,746
Provision for income taxes	(443)	(22)	(28,753)	—	(29,218)
Net loss	$(20,472)	$(9,174)	$(17,319)	$26,493	$(20,472)
Comprehensive loss	$(21,626)	$(9,251)	$(36,619)	$26,493	$(41,003)

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive Income (Loss) (Unaudited)
For the nine months ended September 30, 2015
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$126,416	$251,958	$(16,478)	$361,896
Costs and expenses:
Cost of products sold	(291)	85,079	148,954	(16,329)	217,413
Selling	787	14,790	33,068	—	48,645
General and administrative	9,285	4,539	26,437	—	40,261
Research and development	732	3,508	1,455	—	5,695
Restructuring	8,313	622	3,799	—	12,734
	18,826	108,538	213,713	(16,329)	324,748
(Loss) income from operations	(18,826)	17,878	38,245	(149)	37,148
Interest (expense) income, net	(28,303)	3,009	(2,850)	—	(28,144)
Foreign exchange gain (loss)	246	(261)	2,165	—	2,150
Equity in subsidiaries income	38,843	21,009	—	(59,852)	—
Dividend income	10,856	—	—	(10,856)	—
Income before provision for income taxes	2,816	41,635	37,560	(70,857)	11,154
Provision for income taxes	(871)	(89)	(8,249)	—	(9,209)
Net income	$1,945	$41,546	$29,311	$(70,857)	$1,945
Comprehensive income (loss)	$3,439	$42,462	$(8,750)	$(70,857)	$(33,706)

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive Income-(Unaudited)
For the nine months ended September 30, 2014
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$139,352	$299,501	$(26,888)	$411,965
Costs and expenses:
Cost of products sold	(1,095)	95,050	182,029	(27,030)	248,954
Selling	700	15,530	39,132	—	55,362
General and administrative	6,764	5,966	30,607	—	43,337
Research and development	779	3,453	1,667	—	5,899
Restructuring	129	868	14,715	—	15,712
	7,277	120,867	268,150	(27,030)	369,264
(Loss) income from operations	(7,277)	18,485	31,351	142	42,701
Interest (expense) income, net	(25,546)	4,132	(5,571)	—	(26,985)
Foreign exchange loss	(549)	(115)	(154)	—	(818)
Equity in subsidiaries income (loss)	15,558	(8,897)	—	(6,661)	—
(Loss) income before provision for income taxes	(17,814)	13,605	25,626	(6,519)	14,898
Provision for income taxes	(728)	(100)	(32,612)	—	(33,440)
Net (loss) income	$(18,542)	$13,505	$(6,986)	$(6,519)	$(18,542)
Comprehensive (loss) income	$(19,138)	$13,087	$(26,912)	$(6,519)	$(39,482)

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows-(Unaudited)
For the nine months ended September 30, 2015
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net income	$1,945	$41,546	$29,311	$(70,857)	$1,945
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	2,506	—	184	—	2,690
Depreciation	1,110	5,292	14,995	—	21,397
Amortization of intangibles	—	206	22	—	228
Deferred financing cost amortization	2,570	—	71	—	2,641
Foreign exchange gain on revaluation of debt	(2,115)	—	—	—	(2,115)
Deferred taxes	661	—	(2,232)	—	(1,571)
Asset impairment	—	149	1,029	—	1,178
Loss (gain) on disposition of property and equipment	4	27	(116)	—	(85)
Provision for doubtful accounts	—	276	581	—	857
Undistributed equity in earnings of subsidiaries	(38,843)	(21,009)	—	59,852	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(70)	(409)	(2,310)	—	(2,789)
Inventories	—	1,074	2,417	149	3,640
Prepaid expenses	(700)	(94)	77	—	(717)
Other current assets	—	(252)	(1,773)	—	(2,025)
Accounts payable and accrued expenses	2,298	1,774	1,061	—	5,133
Deferred and other long-term liabilities	(238)	1,023	(6,336)	—	(5,551)
Intercompany loans	(12,996)	(7,108)	20,104	—	—
Net cash (used in) provided by operating activities	(43,868)	22,495	57,085	(10,856)	24,856
Investing activities
Capital expenditures	(6,276)	(7,862)	(26,238)	—	(40,376)
Intercompany property and equipment transfers, net	8,612	(220)	(8,392)	—	—
Proceeds from disposals of property and equipment	3	26	75	—	104
Net cash provided by (used in) investing activities	2,339	(8,056)	(34,555)	—	(40,272)
Financing activities					—
Net increase in notes payable	—	—	6,759		6,759
Proceeds from borrowings	37,408	—	20,020	—	57,428
Principal payments on debt	(34,371)	—	(11,202)	—	(45,573)
Dividends paid	—	(9,950)	(906)	10,856	—
Payment of obligations under capital leases	(486)	(401)	—	—	(887)
Payment of financing fees	(63)	—	45	—	(18)
Intercompany loans	36,646	(4,078)	(32,568)	—	—
Other financing activities	5,500		(5,500)		—
Net cash provided by (used in) financing activities	44,634	(14,429)	(23,352)	10,856	17,709
Effect of exchange rate changes on cash flows	—	—	(1,106)	—	(1,106)
Net increase (decrease) in cash	3,105	10	(1,928)	—	1,187
Cash and cash equivalents at beginning of period	605	(14)	8,926	—	9,517
Cash and cash equivalents at end of period	$3,710	$(4)	$6,998	$—	$10,704

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows (Unaudited)
For the nine months ended September 30, 2014
(Dollars in Thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net (loss) income	$(18,542)	$13,505	$(6,986)	$(6,519)	$(18,542)
Adjustments to reconcile net (loss)income to net cash (used in) provided by operating activities:
Stock-based compensation	1,673	—	185	—	1,858
Depreciation	809	5,415	18,726	—	24,950
Amortization of intangibles	—	1,151	79	—	1,230
Deferred financing cost amortization	2,394	—	15	—	2,409
Foreign exchange gain on revaluation of debt	(340)	—	—	—	(340)
Deferred taxes	656	—	853	—	1,509
Asset impairment	—	—	277	—	277
Loss (gain) on disposition of property and equipment	—	27	(31)	—	(4)
Provision for doubtful accounts	—	166	118	—	284
Undistributed equity in earnings of subsidiaries	(15,558)	8,897	—	6,661	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(10)	(705)	(4,332)	—	(5,047)
Inventories	—	600	(8,355)	(142)	(7,897)
Prepaid expenses	365	(802)	557	—	120
Other current assets	514	(517)	1,226	—	1,223
Accounts payable and accrued expenses	2,894	485	208	—	3,587
Deferred and other long-term liabilities	(585)	(39)	(3,676)	—	(4,300)
Intercompany loans	(18,899)	553	18,346	—	—
Net cash (used in) provided by operating activities	(44,629)	28,736	17,210	—	1,317
Investing activities
Capital expenditures	(10,229)	(4,089)	(19,348)	—	(33,666)
Intercompany property and equipment transfers, net	13,204	(6)	(13,198)	—	—
Proceeds from disposals of property and equipment	—	36	127	—	163
Other Investing Activities	(26,100)	25,600	500	—	—
Net cash (used in) provided by investing activities	(23,125)	21,541	(31,919)	—	(33,503)
Financing activities					—
Proceeds from borrowings	67,943	—	5,636	—	73,579
Principal payments on debt	(39,449)	—	(5,385)	—	(44,834)
Payments of obligations under capitalized leases	(383)	(251)	—	—	(634)
Payment of deferred financing fees	(623)	—	(775)	—	(1,398)
Intercompany loans	37,885	(50,026)	12,141	—	—
Net cash provided by provided by (used in) financing activities	65,373	(50,277)	11,617	—	26,713
Effect of exchange rate changes on cash flows	—	1	(431)	—	(430)
Net (decrease) increase in cash	(2,381)	1	(3,523)	—	(5,903)
Cash and cash equivalents at beginning of period	4,120	(10)	21,606	—	25,716
Cash and cash equivalents at end of period	$1,739	$(9)	$18,083	$—	$19,813

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed in a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is custom engineered to fit each individual paper-making machine and process. For the nine months ended September 30, 2015, our clothing segment represented 63% of our net sales.
Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by each paper producer. We tailor our roll covers to individual paper-making machines and processes, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and we manufacture new and rebuilt spreader rolls. We also provide various related products and services to our customers, both directly and through third party providers, as a growing part of our overall product offering through our roll covers sales channels. For the nine months ended September 30, 2015, our roll cover segment represented 37% of our net sales.
Industry Trends and Outlook

Demand for our products is driven primarily by the amount of machine hours consumed in the production of paper, pulp, tissue, nonwoven fabrics, and fiber cement products. These products are manufactured on a worldwide basis on specialized machines. Our products are consumed as a normal part of those manufacturing processes, and therefore the market available for the company’s products is in turn linked to the production of those final products. The end demand for paper, pulp, tissue, nonwoven fabrics, and fiber cement products follow their own business models. Certain types of products are growing, certain types are relatively stable, and certain types are declining.

When there is over-capacity for certain types of products relative to available demand, the industry usually reacts by curtailing or closing production. When there is a growing need for more capacity of certain types of products, the industry usually reacts by expanding capacity. In concert with these expansion and contractions, the company attempts to align its own production capacity.

There are certain macro themes in the global markets. First, there has a steady rise in the digitization of communication materials. This has led to a steady decline in the use of newsprint, directories, and certain printing and writing papers. This dynamic is still ongoing and is driven by the internet news services, smart-phones, electronic text books and similar modern trends. On the growth side, e-commerce is leading to a rise is packaging and corrugated products. Nonwoven fabrics, cellulose pulp and cement building products also are growing on a multi-year basis due to the suitability of these products in their applications. Lastly, there are certain products that are used in everyday life that track GDP activity and therefore tied to economic cycles. Currency exchange rates also are a factor in the behavior of global markets as many of the industries products are globally traded commodities and must be taken into account from time to time.

The markets the company serves are net growing and this data is available from a variety of industry sources. However, there are some notable declining and expanding situations beneath that overall outlook in the near term. Demand for the company’s products is growing in emerging geographies, tissue, pulp, nonwoven and fiber cement. Demand for the company’s products is contracting in newsprint and commodity products such as copy paper, directory paper, low-end cardboard, and certain mature geographies. The biggest declines are in sub-markets with declining demand, over-supply, low industry profitability and strong global currencies. In the near term, the market most in this condition is the United States.

In response to this, we will continue to move production to low cost countries and focus our research and development efforts on products that deliver increased value to our customers and for which they will pay value-based prices. In addition, we intend to continue to enhance and deploy our value added selling approach as part of our strategy to differentiate our products, while at the same time we remain focused on cost reduction and efficiency programs.

The negative paper industry trends described above are likely to continue in the near term. We believe that the paper industry will continue to experience an increased emphasis on product quality, annual cost reduction and machine uptime.

These underlying industry dynamics will impact our business, positively or negatively, and are comparative to alternate offerings from our competitors globally and within each geographic region.
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
The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $5,695 and $5,899 for the nine months ended September 30, 2015 and 2014, respectively.

Foreign Exchange
We have a geographically diverse customer base. In the nine months ended September 30, 2015, we generated approximately 39% of our net sales in North America, 32% in Europe, 19% in Asia-Pacific and 10% in South America.
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
During the nine months ended September 30, 2015, we conducted business in nine foreign currencies. The following table provides the average exchange rate for the nine months ended September 30, 2015 and 2014 of the U.S. Dollar against each of the four foreign currencies in which we conduct the largest portion of our operations.

Currency	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Euro	$1.12 = 1 Euro	$1.36 = 1 Euro
Brazilian Real	$0.32 = 1 Brazilian Real	$0.44 = 1 Brazilian Real
Canadian Dollar	$0.80 = 1 Canadian Dollar	$0.91 = 1 Canadian Dollar
Australian Dollar	$0.76 = 1 Australian Dollar	$0.92 = 1 Australian Dollar
In the nine months ended September 30, 2015, we conducted approximately 33% of our operations in Euros, approximately 10% in the Australian Dollar, approximately 8% in the Brazilian Real (although a significant portion of Brazil net sales are in U.S. Dollars) and approximately 5% in the Canadian Dollar.
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

Domestic and Foreign Operating Results:
The following is an analysis of our domestic and foreign operations during the three and nine months ended September 30, 2015 and September 30, 2014 and a discussion of the results of operations during those periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Domestic income (loss) from operations	$803	$5,067	$(948)	$11,208
Foreign income from operations	8,583	12,724	38,096	31,493
Total income from operations	$9,386	$17,791	$37,148	$42,701
During the three and nine months ended September 30, 2015, domestic income from operations was lower than foreign income from operations primarily due to product mix, market differences and various unallocated corporate expenses. All earnings generated by foreign subsidiaries after 2012 will be remitted to the parent company at some point in the future. U.S. income taxes and foreign withholding taxes have been provided related to those foreign earnings. All other foreign unremitted earnings generated in years prior to 2013 will remain indefinitely reinvested, except for a portion of the earnings generated prior to 2013 related to our Brazil operations.
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

In October of 2015, we announced the permanent consolidation of our rolls manufacturing facility in Middletown, Virginia into other rolls manufacturing facilities. This closure will not affect the operations of our global rolls R&D center in Middletown. In fact, it will give the R&D team more room to accomplish product development and prototypes on next generation products. The time-line to complete this process is by the end of March of 2016. We accrued $0.7 million in severance charges in October of 2015 as a result of this consolidation.

In June of 2015, we announced that we had initiated closure proceedings with the representative union officials at our machine clothing facility in Warwick, Quebec, Canada in order to continue to address our cost structure. In the second and third quarters of 2015, we incurred $3.5 million in employee-related restructuring expenses. In addition, we recognized $1.0 million in impairment charges related to the building during the third quarter of 2015 related to this closure. The building is classified as held for sale in our Consolidated Condensed Balance Sheet at September 30, 2015.

For the nine months ended September 30, 2015, we incurred restructuring expenses of $12.7 million. These included $4.1 million of charges related to the closure of the Joao Pessoa, Brazil clothing facility, $4.5 million charges related to the closure of Warwick, Canada machine clothing facility, as described above, and $4.1 million of charges relating to headcount reductions and other costs related to previous plant closures. For the nine months ended September 30, 2014, we incurred restructuring expenses of $15.7 million. These included charges relating to headcount reductions of $4.2 million, $3.0 million relating to the closure of the Joao Pessoa, Brazil plant, $1.6 million relating to the termination of a sales agency contract in Italy, $2.2 million relating to the closures of machine clothing facilities in Argentina and Spain, $3.7 million relating to the closure of the Heidenheim facility, $0.7 million relating to the transfer of certain machinery and equipment from the closed France rolls facility to a China based rolls facility and other locations in Europe, and $0.3 million relating to the liquidation of the Vietnam facility.

Results of Operations

The table that follows sets forth for the periods presented certain consolidated operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Net sales	$117,739	$138,858	$361,896	$411,965
Costs and expenses:
Cost of products sold	71,252	83,364	217,413	248,954
Selling	15,889	18,195	48,645	55,362
General and administrative	14,370	14,133	40,261	43,337
Research and development	1,841	1,909	5,695	5,899
Restructuring	5,001	3,466	12,734	15,712
	108,353	121,067	324,748	369,264
Income from operations	9,386	17,791	37,148	42,701
Interest expense, net	(9,775)	(9,412)	(28,144)	(26,985)
Foreign exchange gain (loss)	2,059	367	2,150	(818)
Income before provision for income taxes	1,670	8,746	11,154	14,898
Provision for income taxes	(755)	(29,218)	(9,209)	(33,440)
Net income (loss)	$915	$(20,472)	$1,945	$(18,542)
Comprehensive loss	$(11,012)	$(41,003)	$(33,706)	$(39,482)
Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Net Sales. Net sales for the three months ended September 30, 2015 decreased by $(21.2) million, or (15.3)%, to $117.7 million from $138.9 million for the three months ended September 30, 2014. For the three months ended September 30, 2015, approximately 62% of our net sales were in our clothing segment and approximately 38% were in our roll covers segment.
In our clothing segment, net sales for the three months ended September 30, 2015 decreased $(13.6) million to $72.5 million from $86.1 million for the three months ended September 30, 2014. Excluding unfavorable currency effects of $(6.8) million, the remaining decrease was primarily due to the continued decline in the commodity grade markets in North America.
In our rolls segment, net sales for the three months ended September 30, 2015 decreased by $(7.6) million to $45.2 million from $52.8 million for the three months ended September 30, 2014. Excluding unfavorable currency effects of $(4.5) million, the decrease was primarily due to decreases in North America, as result of continued plant closures of commodity grade customers and decreased mechanical services sales. These decreases were partially offset by increases in Europe, as a result of improvements in the European market.

Cost of Products Sold. Cost of products sold for the three months ended September 30, 2015 decreased by $(12.1) million, or (14.5)%, to $71.3 million from $83.4 million for the three months ended September 30, 2014.
In our clothing segment, cost of products sold decreased $(8.1) million in the current quarter compared to the third quarter of 2014. This decrease was primarily due to favorable currency effects, decreased sales volume, and cost reduction programs, net of inflation, partially offset by unfavorable absorption as a result of the decline in production levels, unfavorable sales mix, plant startup costs and inventory write-offs at a closed plant. Cost of products sold as a percentage of net sales decreased by (0.2)% to 58.9% in the three months ended September 30, 2015 from 59.1% in the three months ended September 30, 2014. This decrease was primarily due to favorable currency effects, cost reduction programs, net of inflation, partially offset by unfavorable absorption, as a result of decreased production, unfavorable sales mix, increased plant startup costs and inventory write-offs at a closed plant.
In our rolls segment, cost of products sold decreased $(4.0) million in the current quarter compared to the third quarter of 2014, primarily as a result of favorable currency effects, decreased sales volume and cost reduction programs, net of inflation, partially offset by plant startup costs. Cost of products sold as a percentage of net sales increased by 1.5% to 63.0% for the three months ended September 30, 2015 from 61.5% for the three months ended September 30, 2014, primarily as a result of unfavorable currency effects, partially offset by our cost reduction programs.
Selling Expenses. For the three months ended September 30, 2015, selling expenses decreased by $(2.3) million, or (12.6)%, to $15.9 million from $18.2 million for the three months ended September 30, 2014. This decrease was primarily driven by favorable currency effects and decreased sales volumes.

General and Administrative Expenses. For the three months ended September 30, 2015, general and administrative expenses increased by $0.3 million, or 2.1%, to $14.4 million from $14.1 million for the three months ended September 30, 2014, primarily as a result of inflationary increases, increased bad debt charges as a result of mill closures and incremental costs from the deferred refinancing transaction, offset by favorable currency effects, operational excellence programs and decreased management incentives.

Restructuring Expenses. For the three months ended September 30, 2015, we incurred restructuring expenses of $5.0 million. These included $1.2 million of charges related to the closure of the Joao Pessoa, Brazil clothing facility, $2.1 million charges related to the closure of Warwick, Canada machine clothing facility, as described above, and $1.7 million of charges relating to headcount reductions and other costs related to previous plant closures.
Interest Expense, Net. Net interest expense for the three months ended September 30, 2015 was $9.8 million, up $0.4 million from $9.4 million for the three months ended September 30, 2014. The increase was primarily due to increased average debt balances to fund capital expenditures.
Provision for Income Taxes. For the three months ended September 30, 2015 and 2014, the provision for income taxes was $0.8 million and $29.2 million, respectively. The decrease in tax expense in the three months ended September 30, 2015, was primarily attributable to a release of valuation allowance against Australian deferred tax assets, along with decreased earnings in 2015, compared to a tax provision recorded in 2014 related to settling a tax assessment in Brazil. Generally, our provision for income taxes is primarily impacted by the income we earn in tax paying jurisdictions relative to the income we earn in non-tax paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 15% to 36%. However, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. We generate losses in certain jurisdictions for which we realize no tax benefit as the deferred tax assets in these jurisdictions (including net operating losses) are fully reserved in our valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings.
Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Net Sales. Net sales for the nine months ended September 30, 2015 decreased by $(50.1) million, or (12.2)%, to $361.9 million from $412.0 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, approximately 63% of our net sales were in our clothing segment and approximately 37% were in our roll covers segment.
In our clothing segment, net sales for the nine months ended September 30, 2015 decreased $(35.6) million to $229.0 million from $264.6 million for the nine months ended September 30, 2014. Excluding unfavorable currency effects of $(22.0)

million, the remaining decrease was primarily due to the continued decline in the commodity grade markets in North America and decreased sales in Asia.
In our rolls segment, net sales for the nine months ended September 30, 2015 decreased by $(14.5) million to $132.9 million from $147.4 million for the nine months ended September 30, 2014. Excluding unfavorable currency effects of $(13.0) million, roll cover sales decreased $(1.5) million, primarily due to decreases in North America, as result of continued plant closures of commodity grade customers and reduced mechanical services sales. These decreases were partially offset by increases in rolls sales volumes in Europe.
Cost of Products Sold. Cost of products sold for the nine months ended September 30, 2015 decreased by $(31.6) million, or (12.7)%, to $217.4 million from $249.0 million for the nine months ended September 30, 2014.
In our clothing segment, cost of products sold decreased $(22.9) million in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This decrease was primarily due to favorable currency effects, decreased sales volume, cost reduction programs, net of inflation, partially offset by unfavorable absorption as a result of the decline in production levels, unfavorable sales mix, plant startup costs and inventory write-offs at a closed plant. Cost of products sold as a percentage of net sales decreased by (0.9)% to 57.8% in the nine months ended September 30, 2015 from 58.7% in the nine months ended September 30, 2014. This decrease was primarily due to favorable currency effects and cost reduction programs, net of inflation, partially offset by unfavorable absorption, as a result of decreased production, unfavorable sales mix, increased plant startup costs and inventory write-offs at a closed plant.
In our rolls segment, cost of products sold decreased $(8.6) million in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily as a result of favorable currency effects, decreased sales volume and cost reduction programs, net of inflation, partially offset by plant startup costs. Cost of products sold as a percentage of net sales increased by 1.5% to 64.1% for the nine months ended September 30, 2015 from 63.6% for the nine months ended September 30, 2014, primarily as a result of unfavorable currency effects and increased plant startup costs, partially offset by our cost reduction programs, net of inflation.
Selling Expenses. For the nine months ended September 30, 2015, selling expenses decreased by $(6.8) million, or (12.3%), to $48.6 million from $55.4 million for the nine months ended September 30, 2014. This decrease was primarily driven by favorable currency effects and decreased sales volumes.

General and Administrative Expenses. For the nine months ended September 30, 2015, general and administrative expenses decreased by $(3.0) million, or (6.9)%, to $40.3 million from $43.3 million for the nine months ended September 30, 2014, primarily as a result of favorable currency effects, cost reduction efforts and a decrease in management incentive compensation. These decreases were partially offset by inflationary increases and incremental charges related to a deferred refinancing transaction.
Restructuring Expenses. For the nine months ended September 30, 2015, we incurred restructuring expenses of $12.7 million. These included $4.1 million of charges related to the closure of the Joao Pessoa, Brazil clothing facility, $4.5 million charges related to the closure of Warwick, Canada machine clothing facility, as described above, and $4.1 million of charges relating to headcount reductions and other costs relating to previous plant closures.
Interest Expense, Net. Net interest expense for the nine months ended September 30, 2015 was $28.1 million, up $1.1 million from $27.0 million for the nine months ended September 30, 2014. Increases were primarily due to increased average borrowings from 2014 to 2015, primarily as a result of the Brazilian tax payment made in August of 2014 and capital expenditures.
Provision for Income Taxes. For the nine months ended September 30, 2015 and 2014, the provision for income taxes was $9.2 million and $33.4 million, respectively. The decrease in tax expense in the nine months ended September 30, 2015, was primarily attributable to a release in valuation allowance against Australian deferred tax assets partially offset by an increase in the unrecognized tax benefit due to the effects of income tax audits in 2015, compared to a tax provision recorded in 2014 related to settling a tax assessment in Brazil, along with the geographic mix of earnings. Generally, our provision for income taxes is primarily impacted by the income we earn in tax paying jurisdictions relative to the income we earn in non-tax paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 15% to 36%. However, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. We generate losses in certain jurisdictions for which we realize no tax benefit as the deferred tax assets in these jurisdictions (including net operating losses) are fully reserved in our valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings.
Liquidity and Capital Resources
Our principal liquidity requirements are for debt service, restructuring payments, working capital and capital expenditures. We plan to use cash on hand, cash generated by operations and our revolving credit facility, as our primary sources of liquidity. Our operations are highly dependent upon the paper production industry and the degree to which the paper industry is affected by global economic conditions and the availability of credit. Demand for our products could decline if paper manufacturers are unable to obtain required financing or if economic conditions cause additional mill closures. In addition, an economic recession or unavailability of credit may affect our customers’ ability to pay their debts.
Net cash provided by operating activities was $24.9 million for the nine months ended September 30, 2015 and $1.3 million for the nine months ended September 30, 2014. The $23.6 million increase was primarily due to the Brazilian tax payment made in 2014, partially offset by an increase in working capital in 2014 that did not occur in 2015.
Net cash used in investing activities was $40.3 million for the nine months ended September 30, 2015 and $33.5 million for the nine months ended September 30, 2014. The increase in cash used in investing activities of $6.8 million was primarily due to the increase in capital expenditures.
Net cash provided by financing activities was $17.7 million and $26.7 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease of $(9.0) million was primarily the result of the decrease of $(10.1) million in net borrowings and an increase of $0.3 million in payments under capital leases, partially offset by a decrease in the payment of financing fees of $(1.4) million.
As of September 30, 2015, the outstanding balance of the Company's term debt under its Credit Facility and Notes was $460.9 million, which is net of a $0.7 million discount. In addition, as of September 30, 2015, an aggregate of $33.0 million is available for additional borrowings. This availability represents a borrowing base of $44.6 million less $11.6 million of that facility committed for letters of credit or additional borrowings.
We expect to spend cash of approximately $13.0 million related to our restructuring initiatives in 2015. We have spent $10.3 million in the nine months ended September 30, 2015. Actual restructuring costs for 2015 may substantially differ from estimates at this time, depending on the timing of the restructuring activities and the required actions to complete them.
New Machine Clothing and Rolls Facilities
Our Kunshan, China press felt plant recently began production. This two year, $47.8 million greenfield project is a brand-new press felt facility located in the center of the largest paper-making region in the world. This facility significantly improves our competitive positioning, from both a lead time and cost perspective, enabling us to more closely partner with customers who were previously served from our European facilities. We will conduct business in local currency and local languages and will be able to service the largest pulp, paper, paperboard, and tissue machines in the world. For some press felt designs, Xerium will be able to make 3 pieces simultaneously - a first for Xerium.
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
Capital Expenditures
For the nine months ended September 30, 2015, we had capital expenditures of $40.4 million. We are currently targeting capital expenditures for 2015 to be approximately $50.0 million. We analyze our planned capital expenditures, based on investment opportunities available to us and our financial and operating performance, and accordingly, actual capital expenditures may be more or less than this amount. We intend to use existing cash and cash from operations to fund our capital expenditures.
See “Credit Facility and Notes” below for a description on limitations on capital expenditures imposed by our Credit Facility.

Credit Facility and Notes

On November 3, 2015, the we refinanced our existing ABL Facility and entered into a new Revolving Credit and Guaranty Agreement (as amended, the "New ABL Facility") with one of our existing ABL lenders, JPMorgan Chase Bank, N.A.   Under the New ABL Facility, JPMorgan will become the lead domestic agent and will continue as the European agent.  The amount of the ABL Facility will continue to provide aggregate availability of $55 million and the collateral pledged thereunder will also remain the same, however the New ABL Facility (1) provides increased flexibility for operations; (2) an extended maturity date of November, 2020; and (3) lower interest rates.
On July 17, 2015, Xerium China, Co., Ltd. ("Xerium China"), a wholly-owned subsidiary of the Company closed a Fixed Assets Loan Contract (the "Loan Agreement") with the Industrial and Commercial Bank of China Limited, Shanghai-Jingan Branch with respect to a RMB 58.5 million loan, which was approximately $9.4 million USD on July 17, 2015, based on an exchange rate of 6.21 RMB per 1.00 USD. The loan is secured by pledged machinery and equipment of Xerium China and guaranteed by Xerium Asia Pacific (Shanghai) Limited and Stowe Woodward (Changzhou) Roll Technologies Co. Ltd., which are wholly-owned subsidiaries of the Company, pursuant to guarantee agreements (the "Guarantee Agreements"). Interest on the outstanding principal balance of the loan accrues at a benchmark rate plus a margin. The benchmark rate is the benchmark interest rate as published by the People's Bank of China on June 28, 2015 which was 5.25%. The margin is set at 10% for the entire loan period, with the current interest rate at 5.78%. The interest rate will be adjusted every 12 months during the term of the loan, based on the benchmark interest rate adjustment. Interest under the loan is payable quarterly in arrears. Principal on the loan is to be repaid in part every six months following the Closing Date, in accordance with a predetermined schedule set forth in the Loan Agreement. Proceeds of the Loan will be used by Xerium China to purchase production equipment. The Loan Agreement contains certain customary representations and warranties and provisions relating to events of default.
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
We are in compliance with all covenants under the Notes and Credit Facility at September 30, 2015.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$915	$(20,472)	$1,945	$(18,542)
Stock-based compensation	1,064	709	2,690	1,858
Depreciation	7,138	8,183	21,397	24,950
Amortization of intangibles	69	231	228	1,230
Deferred financing cost amortization	870	942	2,641	2,409
Foreign exchange (gain) loss on revaluation of debt	(1,200)	396	(2,115)	(340)
Deferred tax expense	(3,179)	2,460	(1,571)	1,509
Asset impairment	1,135	277	1,178	277
Gain on disposition of property and equipment	(69)	(33)	(85)	(4)
Net change in operating assets and liabilities	3,441	(292)	(1,452)	(12,030)
Net cash provided by (used in) operating activities	10,184	(7,599)	24,856	1,317
Interest expense, excluding amortization	8,905	8,650	25,503	24,576
Net change in operating assets and liabilities	(3,441)	292	1,452	12,030
Current portion of income tax expense	3,934	26,758	10,780	31,931
Stock-based compensation	(1,064)	(709)	(2,690)	(1,858)
Foreign exchange gain (loss) on revaluation of debt	1,200	(396)	2,115	340
Asset impairment	(1,135)	(277)	(1,178)	(277)
Loss on disposition of property and equipment	69	33	85	4
EBITDA	18,652	26,752	60,923	68,063
Stock-based compensation	1,064	709	2,690	1,858
Operational restructuring expenses	5,001	3,466	12,734	15,712
Inventory write-offs related to plant closures	465	—	465	—
Impairment of idle equipment	149	—	149	—
Other non-recurring expenses	1,552	—	2,402	—
Plant startup costs	1,378	537	3,110	953
Adjusted EBITDA	$28,261	$31,464	$82,473	$86,586

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
Our interest rate risks as of September 30, 2015 have not materially changed from December 31, 2014 (see Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014). As of September 30, 2015, we had outstanding debt with a carrying amount of $484.3 million with an approximate fair value of $486.7 million.
Foreign Currency Risk
As discussed in Note 6 to the Consolidated Financial Statements, the Euro, the Brazilian Real and the Canadian Dollar declined significantly from December 31, 2014. These declines had an unfavorable impact of approximately $(40,701) on our foreign subsidiaries net equity balances at September 30, 2015.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, as of September 30, 2015 under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules

13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as set forth above.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

XERIUM TECHNOLOGIES, INC.
(Registrant)

November 4, 2015	By:	/s/Clifford E. Pietrafitta
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