Form 10-K
period 2015-12-31
XERIUM TECHNOLOGIES INC
filed 2016-03-14
CIK 1287151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes     No  X
The aggregate market value of the voting common stock held by non-affiliates of the registrant on June 29, 2015, the last business day in the second fiscal quarter, was approximately $197,695,061. There were 15,745,914 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of March 7, 2016.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  X    No
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the 2016 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A, is incorporated by reference in Part III to the extent described therein.

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by that Act. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Undue reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance, or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include the following items:

•	rate and magnitude of decline in graphical grade paper production;

•	fluctuations in interest rates and currency exchange rates;

•	over-capacity of certain grades of paper, leading to distressed profit situations;

•	execution risk related to our expansion projects;

•	local economic conditions in the areas around the world where we conduct business;

•	quality issues with new products that could lead to higher warranty and quality costs;

•	structural shifts in the demand for paper;

•	the effectiveness of our strategies and plans

•	sudden increase or decrease in production capacity;

•	trend toward extended life in forming fabrics, leading to reduced market share;

•	our development and marketing of new technologies and our ability to compete against new technologies developed by competitors;

•	variations in demand for our products, including our new products;

•	fluctuations in the price of our component supply costs and energy costs;

•	our ability to generate substantial operating cash flow to fund growth and unexpected cash needs;

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
General
We are a leading global manufacturer and supplier of two types of consumable products used primarily in the production of paper—machine clothing and roll covers. We market our products through the following industry-recognized brands:

Brand	Product Category	Geographic Region
Huyck Wangner	Machine Clothing	Worldwide, other than North America
Weavexx	Machine Clothing	North America
Stowe Woodward	Roll Covers & Spreader Rolls	Worldwide
Mount Hope	Spreader Rolls	Worldwide
Robec	Spreader Rolls	Europe
Xibe	Roll Covers	China
We have an extensive global footprint of 27 manufacturing facilities in 13 countries, strategically located in the major paper-producing regions of North America, Europe, South America and Asia Pacific, and have approximately 3,000 employees worldwide. We market our products, primarily using our direct sales force, to the paper industry’s leading producers. In 2015, we generated net sales of $477.2 million.
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
Paper-making machines utilize different processes and have different requirements depending on the design of the machine, the raw materials used, the type of paper being made and the preferences of individual production managers. We employ our broad portfolio of patented and proprietary product and manufacturing technologies, as well as our extensive industry experience, to provide our customers with tailored solutions designed to optimize the performance of their equipment and significantly reduce the costs of their operations. We systematically track and report the impact of these customized solutions to our customers through our ValueResults™ program which quantifies the optimization process on their machines.
Our machine clothing products are highly engineered synthetic textile belts that transport and filter paper as it is processed in a paper-making machine. Machine clothing plays a significant role in the forming, pressing and drying stages of paper production. Our machine clothing segment represented 63% of our net sales for the year ended December 31, 2015 and 64% in 2014 and 2013.
Roll cover products cover the rolls on a paper-making machine, which are the large steel cylinders over which machine clothing is mounted and between which the paper travels as it is processed. Our roll covers provide a surface with the mechanical properties necessary to process the paper in a cost-effective manner that delivers the sheet qualities desired by the paper producer. We currently use several hundred chemical compounds in our roll cover manufacturing process. Our roll cover segment represented 37% of our net sales for the year ended December 31, 2015 and 36% in 2014 and 2013.
Our products are in constant contact with the paper during the manufacturing process. As a result, our products have a significant effect on paper quality and the ability of a paper producer to differentiate its products, two factors that we believe are increasingly important to paper producers. In addition, while machine clothing and roll covers represent only approximately 3%, on average, of a typical paper producer’s production costs, they can help a paper producer improve productivity and reduce overall costs. Our machine clothing and roll covers facilitate the paper producers' use of less expensive raw materials (including recycled fiber), their ability to run paper-making machines faster and with fewer interruptions and their ability to decrease the amount of energy required in the expensive drying portion of the paper-making process. We have found that, in certain cases, our products and services provide paper producers with cost savings that substantially offset the costs of such products and services.
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
We have a reputation for technological innovation in the paper-making industry. In our machine clothing segment, in recent years we have focused our research and development efforts on higher value-added, technologically advanced products, such as forming fabrics and press felts, which offer paper producers greater potential for differentiating their products through quality improvements and increasing their operating efficiency. Historically, we have pioneered a number of technologies that have become industry standards, including in our machine clothing business, synthetic forming fabrics (which replaced bronze wire technology), double-layer forming fabrics, laminated press felts and, most recently, triple-layer forming fabrics.
In our roll covers segment, we have introduced a number of innovations to our roll cover and spreader roll products in recent years, including (1) the SmartRoll™, the first continuous pressure sensing paper machine roll that enables the papermaker to maximize performance by knowing the pressure of the paper machine while the machine is running; (2) composite calendar roll covers that use nanoparticle technology to improve roll cover durability and paper gloss and (3) covers that use an improved polyurethane to increase abrasion and moisture resistance as well as responsiveness and stability.
Our portfolio of patented and proprietary product and manufacturing technologies differentiates our product offerings from others in the market and allows us to deliver high value products and services to our customers. As of December 31, 2015, we had approximately 455 issued patents and over 93 pending patent applications. Our patents and patent applications cover approximately 68 different inventions. We currently license certain of our patents and technologies to some of our competitors, which we believe helps further demonstrate our technological leadership in the industry. We believe that the technological sophistication of the products needed in our business and the capital-intensive nature of our business present significant challenges to any potential new competitors in our field.
We organized our business in 1999 in connection with the acquisition of the paper technology group of Invensys plc. We completed our initial public offering on May 19, 2005.
Recent Developments

Global Economic Environment

The Company's markets are declining, driven by the graphical grade decline. As published by Numera Analytics, in 2015 versus 2014, newsprint production declined (9.4)% in Asia, (6.8)% in Europe, (4.7)% in South America and (13.1)% in North America, and we expect those trends to continue into 2016. However, the global tissue and containerboard markets still remain very viable and are growing. In response to these trends, we are repositioning our assets, sales teams and value additive technologies to the tissue, packaging, services and non-paper segments around the world, entering new or under-served markets that present long term revenue growth opportunities.

Business Strategy

•
Expand commercial presence in growing areas and emerging markets - In the last three years we built or expanded nine locations including: two greenfield plants in Corlu, Turkey; Kunshan, China; Expanded seven plants in: (1) Piracicaba, Brazil (spiral dryers, non-wovens); (2) Changzhou, China (polyurethane, drilling, mechanical services); (3) Ruston, LA (mechanical services); (4) Griffin, GA, (mechanical services); (5) Neenah, WI (polyurethane, mechanical services); (6) Gloggnitz, Austria (high-end press felts, nonwovens); (7) Kentville, Canada (woven dryers).

•
Improve backbone of Company, reduce cost structure, realign operational footprint out of high-cost, declining areas - Closed and moved nine locations: (1) France, (2) Spain, (3) Argentina PMC, (4) Charlotte, NC; (5) Warwick QC, Canada; (6) Heidenheim, Germany; (7) Joao Pessoa, Brazil; (8) Raleigh, NC headquarters and (9) Middletown, VA.

•
Compete with a product line that will win technical run-offs in targeted areas - 53 new products, 270 new patents. Participate in industry events and market to target audiences – nonwovens, tissue, fiber cement, Turkey, China, new product launches.

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
Forming fabrics. Forming fabrics are used at the beginning of paper-making machines, where highly diluted paper stock is deposited on the forming fabric while the fabric is traveling at a very high speed. Forming fabrics allow water to drain from the paper stock, creating an initial wet sheet. Forming fabrics must be sufficiently porous to allow water to drain evenly and quickly, yet tight enough to retain and align the fiber and other materials that form the sheet of paper. They must also be strong enough to withstand high mechanical stresses. Forming fabrics are custom-manufactured in single, double and triple layer designs in a variety of meshes to suit particular machines and paper grades. Customers are increasingly demanding the higher-priced triple layer designs that remove more moisture and produce higher quality paper. In 2015, forming fabrics accounted for approximately 36% of net sales in our machine clothing segment.
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
Press felts differ from forming fabrics and dryer fabrics due to the addition of several layers of staple fiber that are needled into the fabric base. The staple fiber provides a smooth surface to meet the wet sheet of paper and creates a wicking effect to remove water from the paper sheet as it is pressed under high pressure between press rolls. Press felts are manufactured in a variety of designs, including lightweight single layer felts, multi-layer laminated endless felts and seamed felts that allow for reduced installation times. In 2015, press felts accounted for approximately 46% of net sales in our machine clothing segment.
Dryer fabrics. Dryer fabrics are used to transport the paper sheet through the drying section of paper-making machines, where high temperatures from large, steam-heated dryer cylinders evaporate the remaining moisture from the paper sheet. Dryer fabrics, which are less technically advanced than forming fabrics or press felts, are woven from heat-resistant yarns with a coarser mesh than forming fabrics. In 2015, dryer fabrics accounted for approximately 5% of net sales in our machine clothing segment.
Industrials and Other. We manufacture other fabrics used in other industrial applications, such as pulp, non-woven textiles, fiber cement, tannery sludge dewatering and textiles manufacturing. In 2015, net sales for such industrial applications accounted for 12% of net sales in our machine clothing segment. We also manufacture auto-joining equipment used in machine clothing production. Net sales of auto-joining equipment accounted for less than 1% of net sales in our clothing segment in 2015.

New Machine Clothing Products. The major goal of research and development is to create customer value and solutions by combining latest technologies with excellent quality and unique product characteristics. This commitment will improve Xerium’s competitive position and ensures a continuously optimized product portfolio. In recent years, we have focused our research and development efforts on higher performance, value-added, sustainable product solutions throughout our entire machine clothing offering. Our efforts have resulted in several innovative and revolutionary new forming fabric and press felt product solutions, which every day prove their performance benefits globally.
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
Roll covers accounted for approximately 58% of our total net sales in our roll covers segment in 2015.
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
We offer a wide range of mechanical maintenance and repair services for the internal mechanisms of rolls. Paper producers are increasingly finding it economical to have the company that refurbishes or replaces a roll cover also perform work on the internal roll mechanisms at the same time, which avoids having multiple suppliers and incurring additional time and transportation charges. We have begun performing such services to meet the demands of our customers and gain a competitive advantage. As of December 31, 2015, we provide major mechanical services at ten locations around the world. Roll cover refurbishment services and mechanical services accounted for approximately 24% of our total net sales in our roll covers segment in 2015.
Spreader rolls. We manufacture and repair spreader rolls, which are small-diameter curved rolls used throughout a paper-making machine to stretch, smooth and remove wrinkles from the paper and machine clothing. There are approximately five to seven spreader rolls in a typical paper-making machine. Spreader rolls and related services accounted for approximately 15% of our total net sales in our roll covers segment in 2015.
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
Customers
We supply leading paper producers worldwide. Our top ten customers accounted for 25.6% of net sales in 2015 and individually, no customer accounted for more than 6% of 2015 net sales. In 2015, we generated 39% of our net sales in North America, 32% in Europe, 10% in South America and 19% in Asia-Pacific. See Note 12 "Business Segment Information" to the accompanying audited consolidated financial statements for geographic information related to net sales and long-lived assets. Due to competitive market forces, we offer our customers payment terms similar to those offered by our competitors. Also, agreements with certain customers require us to maintain modest amounts of finished machine clothing inventory to assure those customers of supply continuity. We do not maintain finished rolls inventories.
Competition
Our largest competitors are the 2 leading manufacturers of paper-making machines. In addition, we also face competition from smaller regional suppliers. We compete primarily based on the value, price and production lead times of our products. Competition with respect to both machine clothing and roll covers, particularly as it relates to our technologically advanced forming fabrics, press felts and roll covers, is based primarily on the value that the products deliver to the paper producer through the ability of such products to reduce production costs and improve paper quality. Also, because our customers operate continuously, we aim to offer competitive delivery schedules from customer order to placement in their machines.
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
Research and Development
Our continuing ability to deliver value depends on developing product innovations. As we create new and improved products, we are often able to obtain patent protection for our innovations, which is indicative of our technical capabilities and creativity. Although we do not consider any single patent to be material to our business, we believe that, in the aggregate, our patents and other intellectual property provide us with a competitive advantage. At December 31, 2015, we have approximately 455 domestic and foreign patents outstanding and approximately 93 pending patent applications. Our patents and patent applications cover approximately 68 different inventions. Some of our competitors license our technology in exchange for royalty payments, although such licensing does not represent a material amount of our business. Research and development expenses totaled $7.4 million in 2015 and $7.9 million in 2014 and 2013, and were approximately 1.6%, 1.5% and 1.4% of our net sales in 2015, 2014 and 2013, respectively.
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
Technological advancements have resulted in weaving becoming an almost entirely automated process. Following weaving of a forming or dryer fabric, the two ends are permanently joined to form a continuous loop of machine clothing. Although significant automation has occurred in the joining process, it remains the most labor intensive element of the machine clothing production process.
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
The roll covering process begins with the removal of the old cover. A lathe and belt grinder are used to remove the old cover, exposing the roll shell. The shell is cleaned with a pressure washer and blasted with solid particles to increase the shell’s surface area for bonding of the new cover. Following the blasting process, the shell is ready to be re-covered.
The shell is then coated with proprietary bonding agents that affix the new roll cover to the shell. Each type of cover material is applied with a different process. Rubber and composite covers are extruded in a slow spinning lathe. Polyurethane covers are typically cast on the core using a mold, and ceramic covering is expelled onto the shell at high pressure.

Following application of the core material, the cover undergoes a curing process. Rubber covers are cured for 12 to 28 hours in vulcanizers under high temperature and pressure, whereas polyurethane and composite materials are cured in a hot air oven. After curing, the roll cover is ground with belts and grinding stones. Depending on the type of roll, a proprietary pattern of holes and grooves is then drilled into the cover to aid in water removal. Finally, the roll is balanced for proper spinning motion and meticulously checked for quality before being returned to the customer.
The roll cover production process is capital intensive and requires a variety of equipment, including lathes, belt grinders, polyurethane casting molds (for polyurethane roll covers), extruders, mix stations, vulcanizers, ovens and balancing equipment.
Raw Materials

         Primary raw materials used in our machine clothing production are synthetic yarns and fibers. The primary raw materials used in our roll cover products are synthetic and natural rubber, monomers, epoxy resins and polyurethane. A number of suppliers provide the materials used in our product lines, so availability has not posed a significant concern.  Since both the machine clothing and primary roll cover materials are based on petroleum and natural gas derivatives, their prices are subject to changes in supply/demand and the price of petroleum and natural gas. The decrease in petroleum prices in 2014 and especially 2015 are expected to result in flat to favorable raw material costs in 2016. Other than a temporary spike in the second quarter of 2015, we have seen a downward trend in all major raw material indexes.  Natural rubber prices tend to be influenced directly by the weather in the Asian crop regions and by demand in China.

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
Employees
As of December 31, 2015 we had approximately 3,000 employees worldwide, of which approximately 66% were manufacturing employees. As of December 31, 2015, 1,978, or 66%, of our employees are members of labor unions, trade unions, employee associations or workers councils. We believe that we have good relations with our employees and the various groups that represent our employees.
Our Corporate Information
We are subject to the information requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). Therefore, we file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.
We maintain a website at www.xerium.com to provide information to the general public and our shareholders on our products and services, along with general information on Xerium. We make our periodic and current reports available, free of charge, on our website as soon as reasonably practicable after these reports are filed with, or furnished to, the SEC. Our corporate code of business conduct and ethics, our corporate governance guidelines, and the charters of each of the Audit, Compensation and Nominating and Corporate Governance Committees of our Board of Directors are also made available, free of charge, on our website. Our corporate code of business conduct and ethics, which includes our code of ethics, and related waivers (if any) are posted on our website and we intend to post on our website and (if required) file on Form 8-K all disclosures required by applicable law or the rules of the SEC concerning any amendment to, or waiver from, our code of ethics. Copies of these documents may be obtained, free of charge, by writing Investor Relations, Xerium Technologies, Inc., 14101 Capital Boulevard, Youngsville, NC 27596, or telephoning us at 919-526-1444.

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
Risks Relating to Our Business and the Industry

Our current and anticipated restructuring actions aimed at realigning our cost structure with market demand in the paper industry will require significant expenditures and may not be successful.

Beginning in 2012 and continuing through the present, we have announced various operational restructuring measures in response to changed market conditions in the paper industry triggered by the structural realignment between supply of and demand for paper. For example, we have announced the termination of sales agency relationships in Europe, workforce reductions in Germany, the closure of 4 rolls facilities in Middletown, Virginia, Meyzieu, France, Charlotte, North Carolina and Heidenheim, Germany and the closure of 4 machine clothing facilities in Warwick, Quebec, Canada, Berazategui, Argentina, Zizurkil, Spain and Joao Pessoa, Brazil. We anticipate pursuing additional cost reduction programs in the future.
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

In connection with our efforts to realign our manufacturing footprint by closing facilities in high cost regions and transferring production to lower cost regions, we are in the midst of, or have recently completed, significant expansions of several of our existing facilities. The completion of these projects are dependent upon a number of factors, many of which may be beyond our control. For example, we may experience significant delays in completing these projects because we may not be able to acquire appropriate permits. We may encounter unanticipated complications with the installation and implementation of the complex systems and equipment that would impair our ability to begin production within the timeframe estimated for the projects. We also may be unable to attract a sufficient number of skilled workers to meet the needs of the new or expanded facilities.

               In addition, the cost to implement our strategic projects ultimately may prove to be greater than originally anticipated.  We have spent, and intend to continue to spend, significant capital and managerial resources on these new facilities and expansions. Our Credit Facility (defined in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Credit Facility and Notes") restricts our annual capital expenditures to $42 million per year, subject to adjustment.  Dedication of our financial resources to these projects will reduce our flexibility with respect to the ongoing capital requirements of our existing business and will limit our ability to pursue other initiatives to grow our business. Furthermore, our assessment of the projected benefits associated with the construction of the new facility is subject to a number of estimates and assumptions, which in turn are subject to significant economic, competitive and other uncertainties that are beyond our control. If we incur unanticipated costs in connection with this project, are not able to complete the new facility in a timely manner or at all, or otherwise unable to achieve the anticipated benefits from this project, our business, results of operations and financial position could be materially adversely affected.

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

Especially since the fourth quarter of 2015, we have experienced, and we believe our industry in general has experienced significant declines in sales to the graphical and newsprint industry.  We expect such declines to continue for the foreseeable future, and unless we are successful in increasing our sales to industries other than the graphical and newsprint industry, such declines may adversely affect our net sales and profitability.

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
As part of our efforts to reduce our costs, we have attempted to reduce or eliminate excess manufacturing capacity through closure of certain of our manufacturing plants and consolidation of our production. As a result, however, from time to time, our ability to meet customer demand for our products may rely on our ability to operate our remaining manufacturing facilities at or near capacity on an uninterrupted basis. Our manufacturing facilities are dependent on critical equipment, and operating such equipment at or near capacity for extended periods may result in increased equipment failures or other reliability problems, which may result in production shutdowns or periods of reduced production. Such disruptions could have an adverse effect on our operations and financial results. In addition, insufficient manufacturing capacity or other delays may cause our customer order times to increase and our product quality to decrease, which may increase warranty costs and negatively affect customer demand for our products and customer relations generally. Operating our facilities at or near capacity may also negatively affect relations with our employees, which could result in higher employee turnover, labor disputes and disruptions in our operations. On the other hand, if we anticipate or experience a significant decrease in demand for our products, we may choose to temporarily decrease production or idle manufacturing facilities and employees. While decreasing production may mitigate some of the risks of operating at or near capacity discussed above, a significant drop off in production to meet lower demand, including idling facilities or employees, may negatively impact our gross margin.
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
The paper-making consumables industry is highly competitive. Some of our competitors are larger than us, have greater financial and other resources and are well-established suppliers to the markets we serve. For example, while we have recently expanded our business in China, we face substantial competition from manufacturers already operating there that are more established and familiar with the Chinese marketplace. In addition, some of our competitors also manufacture paper-making machines and have the ability to initially package sales of their machine clothing and roll cover products with the sale of their machines and/or to tie the warranties on their machines to the use of their machine clothing and roll cover products. Due to various factors such as price or product innovation by our competitors, our products may not be able to compete successfully with the products of our competitors, which could result in a loss of customers and, as a result, decreased net sales and profitability.
Because we have substantial operations outside the United States, we are subject to the economic and political conditions of foreign nations.
We have manufacturing facilities in 13 foreign countries. In 2015, we sold products in approximately 63 countries other than the United States, which represented approximately 67% of our net sales. Operating in foreign countries presents challenges unique to each country such as in hiring employees, our relations with various parties, including suppliers and governmental agencies, and in production.
Furthermore, we may decide to do business in countries where we have not previously done business. In such countries, we face the additional uncertainty of entering a new market and its social customs, laws and practices. Should these challenges be realized, our operating results could be adversely impacted and our business or production may be delayed.
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
Certain of the components that we use in our manufacturing activities are petroleum-based. In addition, we, along with our suppliers and customers, rely on various energy sources (including oil) in our transportation activities. While significant uncertainty currently exists about the future levels of energy prices, significant increases are possible. Increased energy prices could cause an increase to our raw material costs and transportation costs. In addition, increased transportation costs of certain of our suppliers could be passed along to us. We may not be able to increase our prices enough to offset these increased costs. In addition, any increase in our prices may reduce our future customer orders and profitability.
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
Our top ten customers generated 25.6% of our net sales during 2015. The loss of major customers, financial difficulties faced by our customers or a substantial decrease in such customers’ purchases from us, for instance through the closure of mills, could have a material adverse effect on our net sales and profitability. Because we do not generally have binding long-term purchasing agreements with our customers, there can be no assurance that our existing customers will continue to purchase products from us.
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
          Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to our information technology ("IT") systems to sophisticated and targeted measures known as advanced persistent threats. While we employ comprehensive measures to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include reputational damage; litigation with third parties; diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations.
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
Our operations and facilities are subject to a number of national, state and local laws and regulations protecting the environment and human health in the United States and foreign countries that govern, among other things, the handling, storage and disposal of hazardous materials, discharges of pollutants into the air and water and workplace safety. The U.S. Federal Comprehensive Environmental Response, Compensation and Liability Act, as amended, provides for responses to, and, in some instances, joint and several liability for releases of hazardous substances into the environment. Environmental laws also hold current owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances, materials or wastes, pollutants or contaminants, including petroleum and petroleum products. Because of our operations, the history of industrial uses at some of our facilities, the operations of predecessor owners or operators of some of the businesses and the use and release of hazardous substances at these sites, the liability provisions of environmental laws may affect us. Many of our facilities have experienced some level of regulatory scrutiny in the past and are or may be subject to further regulatory inspections, future requests for investigation or liability for regulated materials management practices.
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
We are subject to risk of work stoppages and other labor relations matters because a significant portion of our workforce is unionized. As of December 31, 2015, we had approximately 3,000 employees worldwide, approximately 12% of whom were subject to protection of various North American collective bargaining agreements and approximately 54% of whom were subject to job protection as members of European or South American trade unions, employee associations or workers’ councils. As of December 31, 2015, approximately 52% of the employees subject to North American collective bargaining agreements (or approximately 6% of our total employees) were covered by an agreement that is set to expire prior to December 31, 2015. We cannot be certain that we will be able to renew the collective bargaining agreement set to expire this year, or enter into a new collective bargaining agreement that does not adversely affect our operating results or that we will be without production interruptions, including labor stoppages. In addition, all of our European and South American employees subject to job protection as members of trade unions, employee associations or workers’ councils are subject to arrangements that typically result in higher negotiated or mandated salary increases on either an annual or biannual basis. We cannot be certain that the terms of employment applicable to such employees will not change in the future in a manner which could adversely affect our operating results. We cannot be certain that we will not experience disruptions in our operations as a result of labor disputes or experience other labor relations issues. If we are unable to maintain good relations with our employees, our ability to produce our products and provide services to our customers could be reduced and/or our production costs could increase, either of which could disrupt our business and reduce our net sales and profitability.
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
We are significantly leveraged. As of December 31, 2015, our total indebtedness was approximately $490.5 million. Our substantial degree of leverage could have important consequences to us, including the following:

•
it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, product development, debt service requirements, acquisitions or general corporate or other purposes;

•
a substantial portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including our operations, capital expenditures and other business opportunities;

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
Our Credit Facility and the indenture governing our Notes include a number of customary and significant restrictions and covenants, subject to certain exceptions, that limit our ability to, among other things:

•	incur or guarantee additional indebtedness;

•	pay dividends or distributions on capital stock or redeem or repurchase capital stock;

•	prepay, redeem or purchase debt;

•	make loans and investments;

•	make capital expenditures in excess of $42.0 million per fiscal year, subject to adjustment;

•	create restrictions on the payment of dividends or other amounts to us;

•	sell stock of our subsidiaries;

•	transfer or sell assets;

•	create liens and engage in sale-leaseback transactions;

•	amend or otherwise alter debt and certain other material agreements;

•	enter into certain transactions with affiliates; and

•	enter into mergers or consolidations.
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
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
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
If we cannot make scheduled payments on our debt, we will be in default and, as a result our debt holders could declare all outstanding debt to be due and payable; the lenders under our Credit Facility could terminate their commitments to lend us money, declare all outstanding amounts there under due and payable and foreclose against the assets securing their borrowings; and we could be forced into bankruptcy or liquidation, which could result in our security holders’ loss of their investment.
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
Our non-guarantor subsidiaries accounted for approximately $343.0 million or 71.9% of our net sales for year ended December 31, 2015 and $410.3 million or 74.5% of our total assets and $202.6 million or 30.5% of our total liabilities as of December 31, 2015.
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
As of December 31, 2015, we and our guarantor subsidiaries had $223.9 million of secured indebtedness under our Credit Facility which does not include additional borrowing availability under our revolving credit facility or incremental facility. The indenture governing the Notes permits the incurrence of substantial additional indebtedness by us and our restricted subsidiaries in the future, including secured indebtedness. Any secured indebtedness incurred would rank senior to the Notes to the extent of the value of the assets securing such indebtedness.
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
In addition, our ability to repatriate cash generated by our foreign operations or borrow from our foreign subsidiaries may be limited by tax, foreign exchange or other laws. Foreign earnings may be subject to withholding requirements for foreign taxes. Cash we hold in foreign entities may become subject to exchange controls that prevent their being converted into other currencies, including U.S. Dollars. Foreign tax laws may affect our ability to repatriate cash from foreign subsidiaries in a tax efficient manner or at all. Legal and contractual dividend restrictions may prevent foreign subsidiaries from paying dividends or other cash distributions to service payments on the Notes, and directors and officers of such foreign subsidiaries may therefore be unable or unwilling to authorize such payments or such loans. If these or other risks limit our ability to transfer cash generated by our foreign operations to us, our ability to make payments on our debt, including amounts due under the Notes, would be harmed.
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
Our Notes are not listed on an exchange, and we do not know if or when an active trading market for our Notes will develop, if at all. In addition, the market for non-investment-grade debt has been subject to disruptions that have caused substantial volatility in the prices of securities similar to our Notes. The market for our Notes, if any, may be subject to similar disruptions, and any such disruptions may adversely affect their value. Holders may not be able to sell their Notes at a particular time or at a favorable price.
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
On December 31, 2015, the last trading day in 2015, the closing price of our common stock was $11.85 as compared with $15.78 as of December 31, 2014. During the twelve months ended December 31, 2015, the lowest trading price of our common stock was $10.25 and the highest trading price was $18.93.
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
We have a director nomination agreement with Carl Marks Strategic Investments, LP (together with its affiliates, "Carl Marks") pursuant to which Carl Marks may designate one individual for nomination to our Board of Directors, so long as Carl Marks continues to own at least 50% of the common stock issued to them under the plan of reorganization. As of March 7, 2016, Carl Marks owned 13.1% of the outstanding shares of our common stock. Mr. Wilson, who is a general partner of Carl Marks Management Company, is also our Chairman of the Board. As a result, Carl Marks has a strong ability to influence our business, policies and affairs, and we cannot be certain that their interests will be consistent with the interests of other holders of our common stock.
Anti-takeover provisions could make it more difficult for a third-party to acquire us.
Our Board of Directors has the authority to issue up to one million shares of preferred stock (of which 20,000 shares have been designated as Series A Junior Participating Preferred Stock) and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders.
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

If securities or industry analysts downgrade our common shares or publish misleading or unfavorable research about our business, our share price and trading volume could decline.

The trading market for our common shares is influenced in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of these analysts downgrades our shares or publishes misleading or unfavorable research about our business, our share price would likely decline. If one or more of these analysts ceases coverage of our Company or fails to publish reports on us regularly, demand for our shares could decrease, which could cause our share price or trading volume to decline.
We are exposed to risks relating to evaluations of our internal controls required by Section 404 of the Sarbanes-Oxley Act.
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. We are required to provide reliable financial statements and reports to our shareholders. To monitor the accuracy and reliability of our financial reporting, we have established an internal audit function that oversees our internal controls. In addition, we have developed policies and procedures with respect to company-wide business processes and cycles in order to implement effective internal control over financial reporting. While we have undertaken substantial work to comply with Section 404 of the Sarbanes-Oxley Act, we cannot be certain that we will be successful in maintaining effective internal control over our financial reporting and may determine in the future that our existing internal controls need improvement. If we fail to comply with proper overall controls, we could be materially harmed or fail to meet our reporting obligations. In addition, the existence of a material weakness or significant deficiency in our internal controls could result in errors in our financial statements that could require a restatement, cause us to fail to meet our reporting obligations, result in increased costs to remediate any deficiencies, attract regulatory scrutiny or lawsuits and cause investors to lose confidence in our reported financial information, leading to a substantial decline in the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None

ITEM 2.	PROPERTIES
As of December 31, 2015, we operate 27 manufacturing facilities in the following 13 countries: Argentina, Austria, Australia, Brazil, Canada, China, Finland, Germany, Italy, Japan, Mexico, Turkey and the United States. Of the 27 manufacturing facilities that we operate, 10 are clothing manufacturing facilities and 17 are rolls manufacturing facilities. Almost all of our facilities are owned by us, rather than leased.

ITEM 3.	LEGAL PROCEEDINGS
We and our subsidiaries are involved in various legal matters, which have arisen in the ordinary course of business as a result of various labor claims, taxing authority reviews and other legal matters. As of December 31, 2015, we accrued an immaterial amount in our financial statements for these matters for which we believed the possibility of loss was either probable or possible, and we were able to estimate the damages or, under applicable income tax accounting guidance, it was more likely than not we would not be able to sustain a particular income tax position. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.
Governmental Proceedings and Undertakings.
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the New York Stock Exchange under the symbol “XRM”. On March 7, 2016, there were approximately 81 stockholders of record of our common stock, and the closing price of our common stock as reported by the New York Stock Exchange was $8.48 per share. The following table lists the high and low sales prices for our common stock within the two most recent fiscal years.

Period	High	Low
2015
Fourth quarter	$14.83	$10.25
Third quarter	$18.80	$11.53
Second quarter	$18.93	$16.10
First quarter	$16.39	$14.20
2014
Fourth quarter	$16.05	$13.46
Third quarter	$15.89	$12.64
Second quarter	$16.08	$11.20
First quarter	$17.99	$14.71
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
Our Credit Facility limits, and our previous credit facility prohibited, our payment of dividends and accordingly, we made no such payments during the years ended December 31, 2015 and December 31, 2014.

* $100 invested on 12/31/2010 in stock or index, including reinvestment of dividends. Excludes value of warrants distributed to shareholders in May of 2010, which expired in May of 2014. Fiscal year ending December 31.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with our financial statements and the related Notes to Consolidated Financial Statements.

	Year ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Statement of operations data:
Net sales	$477,243	$542,932	$546,892	$538,740	$586,960
Costs and expenses:
Cost of products sold	288,512	327,161	337,256	345,171	370,754
Selling	64,414	73,002	73,348	76,083	81,455
General and administrative	56,250	56,539	60,214	63,701	62,012
Research and development	7,404	7,903	7,858	11,681	10,049
Restructuring	14,649	18,142	14,844	25,708	1,589
Total operating costs and expenses	431,229	482,747	493,520	522,344	525,859
Income from operations	46,014	60,185	53,372	16,396	61,101
Other (expense) income:
Interest expense, net	(38,413)	(36,768)	(40,681)	(37,878)	(39,150)
(Loss) gain on extinguishment of debt	(388)	—	(3,123)	243	(2,926)
Foreign exchange gain (loss)	1,872	(719)	(1,052)	(358)	(156)
Income (loss) before (provision) benefit for income taxes	9,085	22,698	8,516	(21,597)	18,869
(Provision) benefit for income taxes	(13,465)	(30,080)	(4,363)	3,562	(10,679)
Net (loss) income	$(4,380)	$(7,382)	$4,153	$(18,035)	$8,190

Net (loss) income per common share—basic	$(0.28)	$(0.48)	$0.27	$(1.18)	$0.54
Net (loss) income per common share—diluted	$(0.28)	$(0.48)	$0.26	$(1.18)	$0.54
Cash dividends per common share	$—	$—	$—	$—	$—

	Year ended December 31,
	2015	2014	2013	2012	2011
Balance sheet data (at end of period):
Unrestricted cash and cash equivalents	$9,839	$9,517	$25,716	$34,777	$43,566
Total assets (1)	$550,374	$584,273	$612,986	$605,330	$650,551
Total debt (1)	$483,173	$459,664	$432,061	$431,479	$453,884
Total stockholders’ deficit	$(113,070)	$(74,110)	$(11,449)	$(29,061)	$(2,305)
Cash flow data:
Net cash provided by operating activities	$31,163	$6,892	$36,114	$39,322	$45,208
Net cash used in investing activities	$(47,605)	$(41,788)	$(41,869)	$(20,617)	$(8,688)
Net cash provided by (used in) financing activities	$16,574	$20,693	$(3,274)	$(27,472)	$(31,463)
Other financial data:
Depreciation and amortization	$29,250	$34,292	$36,403	$40,838	$43,686
Capital expenditures	$50,871	$45,218	$44,145	$21,705	$30,154
(1) Previous year amounts were reduced by deferred financing costs, as a result of the Company adopting ASU 2015-03 at December 31, 2015. See Note 5 to the Consolidated Financial Statements for further discussion.

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
Our products play key roles in the formation and processing of paper along the length of a paper-making machine. Paper producers rely on our products and services to help improve the quality of their paper, differentiate their paper products, operate their paper-making machines more efficiently and reduce production costs. Our products and services typically represent only a small percentage of a paper producer’s overall production costs, yet they can reduce costs by permitting the use of lower-cost raw materials and by reducing energy consumption. Paper producers must replace machine clothing and refurbish or replace roll covers periodically as these products wear down during the paper production process. Our products are designed to withstand high temperatures, chemicals and high pressure conditions and are the result of a substantial investment in research and development and highly sophisticated manufacturing processes.
We operate in two principal business segments: machine clothing and roll covers. In our machine clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed in a paper-making machine. Machine clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the machine clothing size, form, material and function is custom engineered to fit each individual paper-making machine and process. For the year ended December 31, 2015, our machine clothing segment represented 63% of our net sales.
Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by the paper producer. We tailor our roll covers to individual paper-making machines and processes, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide mechanical and refurbishment services for previously installed roll covers and we manufacture new and rebuilt spreader rolls. We also provide various related mechanical services both directly and through third party providers. For the year ended December 31, 2015, our roll cover segment represented 37% of our net sales.
Industry Trends and Outlook

The Company's markets are declining, driven by the graphical grade decline. As published by Numera Analytics, in 2015 versus 2014, newsprint production declined (9.4)% in Asia, (6.8)% in Europe, (4.7)% in South America and (13.1)% in North America, and we expect those trends to continue into 2016. However, the global tissue and containerboard markets still remain very viable and are growing. In response to these trends, we are repositioning our assets, sales teams and value additive technologies to the tissue, packaging, services and non-paper segments around the world, entering new or under-served markets that present long term revenue growth opportunities.

Net Sales and Expenses
Net sales in both our machine clothing and roll covers segments are primarily driven by the following factors:

•	the volume (tonnage) of worldwide paper production;

•	our ability to introduce new products that our customers value and will pay for;

•	advances in the technology of our products, which can provide value to our customers by improving the efficiency of paper-making machines and reduce their manufacturing costs;

•	growth in developing markets, particularly in Asia-Pacific;

•	the mix of paper grades being produced;

•	our ability to enter and expand our business in non-paper products; and

•	the impact of currency fluctuations.
Net sales in our roll covers segment include our mechanical services business. We have expanded this business in response to demand from paper producers. We perform work on the internal mechanisms of their rolls while we refurbish or replace a roll cover. In our machine clothing segment, a small portion of our business has been conducted pursuant to consignment arrangements; for these, we do not recognize a sale of a product to a customer until the customer places the product into use, which typically occurs some period after the product is shipped to the customer or to a warehouse location near the customer’s facility. As part of the consignment agreement, we deliver the goods to a location designated by the customer. In addition, we agree to a “sunset” date with the customer, which represents the date by which the customer must accept all risks and responsibilities of ownership of the product and payment terms begin. For consignment sales, revenue is recognized on the earlier of the actual product installation date or the “sunset” date.
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
The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $7.4 million in 2015 and $7.9 million in 2014 and 2013.

Foreign Exchange

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
During the year ended December 31, 2015, we conducted business in nine foreign currencies. The following table provides the average exchange rate for the year ended December 31, 2015 and the year ended December 31, 2014 of the U.S. Dollar against each of the four foreign currencies in which we conduct the largest portion of our operations.

Currency	Average exchange rate of the U.S. Dollar in the year ended December 31, 2015	Average exchange rate of the U.S. Dollar in the year ended December 31, 2014
Euro	$1.11= 1 Euro	$1.33 = 1 Euro
Brazilian Real	$0.31= 1 Brazilian Real	$0.43= 1 Brazilian Real
Canadian Dollar	$0.78 = 1 Canadian Dollar	$0.91 = 1 Canadian Dollar
Australian Dollar	$0.75 = 1 Australian Dollar	$0.90 = 1 Australian Dollar

For the year ended December 31, 2015, we conducted approximately 33% of our operations in Euros, approximately 9% in the Australian Dollar, approximately 8% in the Brazilian Real (although a significant portion of Brazil net sales are in U.S. Dollars) and approximately 5% in the Canadian Dollar.
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

Domestic and Foreign Operating Results
The following is an analysis of our domestic and foreign operations during the year ended December 31, 2015 and 2014 and a discussion of the results of operations during those periods (in thousands):

	Year Ended December 31,
	2015	2014
Domestic (loss) income from operations	$(3,114)	$13,487
Foreign income from operations	49,128	46,698
Total income from operations	$46,014	$60,185

During the year ended December 31, 2015, domestic income (loss) from operations was lower than foreign income from operations primarily due to product mix and market differences.  All earnings generated by foreign subsidiaries after 2012 will be remitted to the parent company at some point in the future. U.S. income taxes and foreign withholding taxes have been provided related to those foreign earnings. All other foreign un-remitted earnings generated in years prior to 2013 will remain indefinitely reinvested, except for a portion of the earnings generated prior to 2013 related to our Brazilian operations.

Cost Reduction Programs
An important part of our strategy is to seek to reduce our overall costs and improve our competitiveness. As a part of this effort, we engage in cost reduction programs, which are designed to improve the cost structure of our global operations in response to changing market conditions. These cost reduction programs include headcount reductions throughout the world as well as plant closures that are intended to rationalize production among our facilities to better enable us to match our cost structure with customer demand. Cost savings have been realized and are expected to continue to be realized in labor costs and other production overhead, other components of costs of products sold, general and administrative expenses and facility costs. The majority of cost savings begin at the time of the headcount reductions or plant closure with remaining cost savings recognized over subsequent periods. Cost savings from headcount reductions have not been and are not expected to be offset by related increases in other expenses. Cost savings related to plant closures have been and are expected to be partially offset by additional costs incurred in the facilities that assumed the operations of the closed facility.

During 2015, we incurred restructuring expenses of $14.6 million. These included $4.4 million of charges related to the closure of the Joao Pessoa, Brazil clothing facility; $4.9 million of charges related to the closure of the Warwick, Canada machine clothing facility; and $6.4 million of charges relating to headcount reductions, organizational benchmarking and other costs relating to previously announced plant closures. Partially offsetting these charges was a gain of $1.1 million related to the sale of the Joao Pessoa, Brazil machine clothing facility in the fourth quarter of 2015.

During 2014, we incurred restructuring expenses of $18.1 million. These charges were related to $4.0 million in headcount reductions; $4.5 million of charges related to the closure of the Heidenheim, Germany rolls facility; $4.8 million in impairment charges and severance and other charges due to the closing of the Joao Pessoa, Brazil clothing facility; a $1.6 million charge in Italy to terminate a sales agency contract; $1.5 million in severance charges relating to the closure of the Berazategvi,Argentina press felt facility; $1.2 million of charges relating to the closed France rolls facility, including costs related to moving certain assets to China and other locations in Europe; $0.2 million of costs associated with liquidating the Vietnam facility; and $1.2 million in severance and facility charges relating to the Spain closure. These costs were partially offset by a gain of $0.9 million recorded in connection with the sale of the Spain and France facilities in the third and fourth quarters of 2014.

During 2013, we incurred restructuring expenses of approximately $14.8 million. This amount included charges relating to previously announced headcount reductions; the closure of two machine clothing facilities in Spain and Argentina; and the closure of three rolls facilities in Germany, France and Charlotte, NC, USA.

Results of Operations
The table that follows sets forth for the periods presented certain consolidated operating results.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net sales	$477,243	$542,932	$546,892
Costs and expenses:
Cost of products sold	288,512	327,161	337,256
Selling	64,414	73,002	73,348
General and administrative	56,250	56,539	60,214
Research and development	7,404	7,903	7,858
Restructuring	14,649	18,142	14,844
	431,229	482,747	493,520
Income from operations	46,014	60,185	53,372
Interest expense, net	(38,413)	(36,768)	(40,681)
Loss on extinguishment of debt	(388)	—	(3,123)
Foreign exchange gain (loss)	1,872	(719)	(1,052)
Income before provision for income taxes	9,085	22,698	8,516
Provision for income taxes	(13,465)	(30,080)	(4,363)
Net (loss) income	$(4,380)	$(7,382)	$4,153
Year Ended December 31, 2015 Compared to the Year December 31, 2014

Net Sales. Net sales for the year ended December 31, 2015 decreased by $(65.7) million, or (12.1)%, to $477.2 million from $542.9 million for the year ended December 31, 2014. Unfavorable currency effects were $(43.6) million. For the year ended December 31, 2015, approximately 63% of our net sales were in our clothing segment and approximately 37% were in our roll covers segment.
In our clothing segment, net sales for the year ended December 31, 2015 decreased $(47.0) million, or (13.5)%, to $300.0 million from $347.0 million for the year ended December 31, 2014 Excluding unfavorable currency effects of $(26.8) million, the remaining $(20.2) million decrease was primarily due to the continued decline in the graphical grades of paper and continued mill closures in North America; declines in Asia, due to the softening of the Indonesia and Korea markets and declines in South America and Europe, due to a weak Brazilian economy and the over-supply of machine clothing in Europe.
In our rolls segment, net sales for the year ended December 31, 2015 decreased by $(18.6) million, or (9.5)%, to $177.3 million from $195.9 million for the year ended December 31, 2014. Excluding unfavorable currency effects of $(16.8) million, the remaining $(1.8) million decrease was primarily due to the continued decline in the graphical grades of paper and mill closures in North America and declines in Asia due to the softening of the China market. These decreases were partially offset by increases in Europe, driven primarily by increased rubber and spreader rolls sales.
Cost of Products Sold. Cost of products sold for the year ended December 31, 2015 decreased by $(38.7) million, or (11.9)%, to $288.5 million from $327.2 million for the year ended December 31, 2014.
In our clothing segment, cost of products sold decreased $(28.6) million in the year ended December 31, 2015 compared to the year ended December 31, 2014. This decrease was primarily due to favorable currency effects, decreased sales volume, cost reduction programs, net of inflation, partially offset by unfavorable absorption, unfavorable sales mix and plant startup costs. Cost of products sold as a percentage of net sales decreased by (0.5)% to 57.9% in the year ended December 31, 2015 from 58.4% in the year ended December 31, 2014. This decrease was primarily due to favorable currency effects and cost reduction programs, net of inflation, partially offset by unfavorable absorption, unfavorable sales mix and increased plant startup costs.
In our rolls segment, cost of products sold decreased $(10.3) million in the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily as a result of favorable currency effects, decreased sales volume and cost reduction programs, net of inflation, partially offset by unfavorable sales mix and plant startup costs. Cost of products sold as a percentage of net sales increased by 0.9% to 64.4% in the year ended December 31, 2015 from 63.5% in the year ended December 31, 2014, primarily as a result of unfavorable currency effects, increased plant startup costs and unfavorable sales mix, partially offset by our cost reduction programs, net of inflation.
Selling Expenses. In the year ended December 31, 2015, selling expenses decreased by $(8.6) million, or (11.8%), to $64.4 million from $73.0 million in the year ended December 31, 2014. This decrease was primarily driven by favorable currency effects and decreased sales commissions.

General and Administrative Expenses. For the year ended December 31, 2015, general and administrative expenses decreased by $(0.2) million, or (0.4)%, to $56.3 million from $56.5 million for the year ended December 31, 2014, primarily as a result of favorable currency effects and lower management incentive costs. These decreases were partially offset by incremental charges related to a deferred refinancing transaction, a one-time pension settlement in the U.S., increased bad debt expense related to mill closures in 2015 and increased medical benefit costs in 2015.
Restructuring Expenses. For the year ended December 31, 2015, restructuring expense declined by $(3.5) million, or (19.3)%, to $14.6 million from $18.1 million in 2014. In 2015, restructuring expense included $4.4 million of charges related to the closure of the Joao Pessoa, Brazil clothing facility, $4.9 million charges related to the closure of Warwick, Canada machine clothing facility and $6.4 million of charges relating to headcount reductions and other costs relating to plant closures in previous years. These charges were partially offset by a gain of $1.1 million related to the sale of the Joao Pessoa, Brazil clothing facility, which occurred in the fourth quarter of 2015.
Interest Expense, Net. Net interest expense for the year ended December 31, 2015 was $38.4 million, up $1.6 million from $36.8 million for the year ended December 31, 2014. Increases were primarily due to increased average borrowings from 2014 to 2015.

Provision for Income Taxes. For the years ended December 31, 2015 and 2014, the provision for income taxes was $(13.5) million and $(30.1) million, respectively. The decrease in tax expense in the year ended December 31, 2015, was primarily attributable to a tax provision recorded in 2014 related to settling a tax assessment in Brazil, along with the geographic mix of earnings. Generally, our provision for income taxes is primarily impacted by the income we earn in tax paying jurisdictions relative to the income we earn in non-tax paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 15% to 37.11%. However, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. We generate losses in certain jurisdictions for which we realize no tax benefit as the deferred tax assets in these jurisdictions (including net operating losses) are fully reserved in our valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings. As the Company continues to reorganize and restructure its operations, it is possible that deferred tax assets, for which no income tax benefit has previously been provided, may more likely than not become realized. The Company continues to evaluate future operations and will record an income tax benefit in the period where it believes it is more likely than not that the deferred tax asset will be able to be realized.
Year Ended December 31, 2014 Compared to the Year December 31, 2013
Net Sales. Net sales for the year ended December 31, 2014 decreased by $(4.0) million, or (0.7)%, to $542.9 million from $546.9 million for the year ended December 31, 2013. For the year ended December 31, 2014, approximately 64% of our net sales were in our machine clothing segment and approximately 36% were in our roll covers segment.
In our machine clothing segment, net sales for the year ended December 31, 2014 decreased by $(5.3) million, or (1.5)%, to $347.0 million from $352.3 million for the year ended December 31, 2013. We attribute the decrease primarily to decreased sales volume of $3.6 million in North America and $2.3 million in Europe and unfavorable currency effects of $3.9 million. These decreases were partially offset by increases of $3.6 million in South America and $0.9 million in Asia-Pacific.
In our roll covers segment, net sales for the year ended December 31, 2014 increased by $1.3 million, or 0.7%, to $195.9 million from $194.6 million for the year ended December 31, 2013. We attribute the increase primarily to increased sales volume of $6.0 million in North America, $1.0 million in Asia-Pacific and $1.0 million in South America. These increases were partially offset by unfavorable currency effects of $1.8 million and decreased sales volume of $4.9 million in Europe.
Cost of Products Sold. Cost of products sold for the year ended December 31, 2014 decreased by $(10.1) million, or (3.0)%, to $327.2 million from $337.3 million for the year ended December 31, 2013.
In our machine clothing segment, cost of products sold decreased $(11.6) million, or (5.4)%, in the year ended December 31, 2014 compared to the year ended December 31, 2013 as a result of lower cost of products sold as a percentage of sales. Cost of products sold, as a percentage of net sales decreased by (2.4)% to 58.4% in the year ended December 31, 2014 from 60.8% in the year ended December 31, 2013. We attribute the decrease primarily to favorable currency effects, decreased sales volume and operational efficiencies, partially offset by unfavorable regional and product mix.
In our roll covers segment, cost of products sold increased $1.5 million, or 1.2%, in the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to increased sales volume. Cost of products sold, as a percentage of net sales increased by 0.3% to 63.5% in the year ended December 31, 2014 from 63.2% in the year ended December 31, 2013. We attribute the increase primarily to unfavorable product mix, partially offset by favorable currency effects and restructuring savings and operational efficiencies.
Selling Expenses. For the year ended December 31, 2014, selling expenses decreased by $(0.3) million, or (0.4)%, to $73.0 million from $73.3 million for the year ended December 31, 2013. We attribute the decrease primarily to unfavorable product mix, partially offset by favorable currency effects and restructuring savings and operational efficiencies.

General and Administrative Expenses. For the year ended December 31, 2014, general and administrative expenses decreased by $(3.7) million, or (6.1)%, to $56.5 million from $60.2 million for the year ended December 31, 2013. This decrease was largely comprised of a decrease of $3.1 million as a result of our cost reduction activities in 2014, a decrease of $2.7 million due to lower management incentive compensation in 2014, as payout percentages decreased from 150% in 2013 to 84% in 2014 and an impairment charge of $0.7 million related to an idle facility sold in 2013. These decreases were partially offset by an increase of $1.1 million in plant start up costs in 2014 versus 2013, an increase of $0.8 in stock compensation in 2014 and a gain of $0.9 million in 2013 related to insurance recovery from a plant fire.
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
Interest Expense, Net. Net interest expense for the year ended December 31, 2014 decreased by $(3.9) million, or (9.6)%, to $36.8 million from $40.7 million for the year ended December 31, 2013. The decrease was primarily due to the $3.7 million in financing fees paid in connection with our May 2013 debt refinancing that were charged to interest expense and capitalized interest related to certain equipment construction projects in 2014. These decreases were partially offset by increased average debt balances in 2014 as a result of the Brazilian tax settlement and higher average interest rates during 2014 versus 2013.
Provision for Income Taxes. For the years ended December 31, 2014 and 2013, the provision for income taxes was $(30.1) million and $(4.4) million, respectively. The increase in income tax expense was primarily attributable to settling a tax assessment in Brazil, as well as the geographic mix of earnings in the year ended December 31, 2014 as compared to the year ended December 31, 2013. Generally, in the absence of a large settlement such as the Brazil tax settlement, the provision for income taxes is primarily impacted by income we earn in tax paying jurisdictions relative to income we earn in non-tax paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 15% to 39.43%. We generate losses in certain jurisdictions for which we receive no tax benefit, as the deferred tax assets in these jurisdictions (including net operating losses) are fully reserved by a valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings. As the Company continues to reorganize and restructure its operations, it is possible that deferred tax assets, for which no income tax benefit has previously been provided, may more likely than not become realized. The Company continues to evaluate future operations and will record an income tax benefit in the period where it believes it is more likely than not that the deferred tax asset will be able to be realized.
Liquidity and Capital Resources
Our principal liquidity requirements are for debt service, working capital and capital expenditures. We plan to use cash on hand, cash generated by operations and access to our revolving credit facility, as our primary sources of liquidity. Our operations are highly dependent upon the paper production industry and the degree to which the paper industry is affected by global economic conditions and the availability of credit. Demand for our products could decline if paper manufacturers are unable to obtain required financing or if economic conditions cause additional mill closures. In addition, the impact of the most recent global economic recession and the related mill closures may affect our customers’ ability to pay their debts.
Net cash provided by operating activities was $31.2 million for the year ended December 31, 2015 and $6.9 million for the year ended December 31, 2014. The $24.3 million increase was due primarily to the settlement of the Brazilian tax matter in 2014 as discussed in Note 7 to our Consolidated Financial Statements and decreased working capital. Net cash provided by operating activities was $6.9 million for the year ended December 31, 2014 and $36.1 million for the year ended December 31, 2013. The $29.2 million decrease was due primarily to the settlement of the Brazilian tax matter as discussed in Note 7 to our Consolidated Financial Statements and increased working capital.
Net cash used in investing activities was $47.6 million for the year ended December 31, 2015 and $41.8 million for the year ended December 31, 2014. The increase of $5.8 million was primarily due to an increase of $5.6 million in capital expenditures and a decrease of $0.2 million in proceeds from the disposals of property and equipment from 2014 to 2015. Net cash used in investing activities was $41.8 million for the year ended December 31, 2014 and $41.9 million for the year ended December 31, 2013. The decrease of $0.1 million was primarily due to an increase of $1.2 million in proceeds from the disposals of property and equipment, partially offset by an increase in capital expenditures of $1.1 million.
Net cash provided by financing activities was $16.6 million for the year ended December 31, 2015 and $20.7 million for the year ended December 31, 2014. The decrease of ($4.1) million was primarily the result of the decrease of $(5.0) million in net borrowings made on debt in 2015 from 2014, partially offset by a decrease of $0.9 million in financing fees paid in 2015 from 2014. Net cash provided by financing activities was $20.7 million for the year ended December 31, 2014 and net cash used in financing activities was $(3.3) million for the year ended December 31, 2013, respectively. The increase of $24.0 million was primarily the result of the increase of $22.2 million in net borrowings made on debt in 2014 due to the Brazilian tax settlement and a decrease of $1.8 million in financing fees paid in 2013.

As of December 31, 2015, there was a $460.3 million balance of loans outstanding under our senior secured term loan facility and notes. At December 31, 2015 we have an of $31.4 million available for additional borrowings under the ABL revolver. This availability represents the $37.8 million under the ABL revolver that is currently collateralized by certain assets of the Company less $3.3 million of that facility committed for letters of credit and $3.1 million revolver borrowings. Additionally, at December 31, 2015, the Company had approximately $0.7 million available for borrowings under other small lines of credit. In addition, in July of 2012, our Austrian subsidiary entered into a working capital loan with a local banking institution. This loan bears interest at a variable rate, which was 1.65% at December 31, 2015, and has a maturity date of June 30, 2016, with a twelve month roll-over option. We had cash and cash equivalents of $9.8 million at December 31, 2015 compared to $9.5 million at December 31, 2014.
We expect to pay approximately $11.0 million related to the continuation of our restructuring initiatives in 2016. Actual restructuring costs for 2016 may substantially differ from estimates at this time, depending on the timing of the restructuring activities.
Capital Expenditures
We use the term “capital expenditures” to refer to costs incurred to purchase or significantly upgrade property and equipment. The majority of our capital expenditures relate to purchases of machinery and equipment used in the manufacturing of our products. Capital expenditures were funded from net cash provided by operating activities and borrowings under our Credit Facility. For the year ended December 31, 2015, we had capital expenditures of $50.9 million. We analyze our planned capital expenditures based on investment opportunities available to us and our financial and operating performance, and accordingly, actual capital expenditures may be more or less than this amount. We intend to use existing cash and cash from operations to fund our capital expenditures. We target capital expenditures for 2016 to be approximately $28.0 million.
See “Credit Facility and Notes” below for a description on limitations on capital expenditures imposed by our Credit Facility.
Credit Facility and Notes
On November 3, 2015, we refinanced our existing ABL Facility and entered into a new Revolving Credit and Guaranty Agreement (as amended, the "New ABL Facility"). The New ABL Facility will continue to provide aggregate availability of $55.0 million and the collateral pledged thereunder will also remain the same, however the New ABL Facility provides improved terms, an extended maturity date of November of 2020 and lower interest rates.
On July 17, 2015, Xerium China, Co., Ltd. ("Xerium China"), a wholly-owned subsidiary of the Company, closed a Fixed Assets Loan Contract (the "Loan Agreement") with the Industrial and Commercial Bank of China Limited, Shanghai-Jingan Branch with respect to a RMB 58.5 million loan, which was approximately $9.4 million U.S. Dollars on July 17, 2015, based on an exchange rate of 6.21 RMB per 1.00 U.S. Dollars. The loan is secured by pledged machinery and equipment of Xerium China and guaranteed by Xerium Asia Pacific (Shanghai) Limited and Stowe Woodward (Changzhou) Roll Technologies Co. Ltd., which are wholly-owned subsidiaries of the Company, pursuant to guarantee agreements (the "Guarantee Agreements"). Interest on the outstanding principal balance of the loan accrues at a benchmark rate plus a margin. The current rate is approximately 5.8%. The interest rate will be adjusted every 12 months during the term of the loan, based on the benchmark interest rate adjustment. Interest under the loan is payable quarterly in arrears. Principal on the loan is to be repaid in part every six months following the Closing Date in accordance with a predetermined schedule set forth in the Loan Agreement. Proceeds of the Loan will be used by Xerium China to purchase production equipment. The Loan Agreement contains certain customary representations and warranties and provisions relating to events of default.
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
•make capital expenditures in excess of $42.0 million per fiscal year, subject to adjustment;
•engage in mergers, acquisitions and asset sales;

•transact with affiliates; and
•engage in businesses that are not related to the Company's existing business.
On May 17, 2013, the Company entered into a Credit and Guaranty Agreement for a $200.0 million term loan credit facility (the “Term Credit Facility”), net of a discount of $1.0 million, among the Company, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions. The Company also entered into a Revolving Credit and Guaranty Agreement originally for a $40.0 million asset-based revolving credit facility subject to a borrowing base among Xerium Technologies, Inc., as a U.S. borrower, Xerium Canada, Inc., as Canadian borrower, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions (the "Domestic Revolver"). On March 3, 2014, the Company entered into an amendment to the Revolving Credit and Guaranty Agreement (as amended, the “ABL Facility,” and collectively with the Term Credit Facility, the “Credit Facility”) to add the Company's German subsidiaries as European Borrowers (the "European Borrowers") and to provide for an additional $15.0 million European asset-based revolving credit facility subject to a European borrowing base (the "European Revolver"), increasing the aggregate availability under the ABL Facility to $55.0 million.
We are in compliance with all covenants under the Notes and Credit Facility at December 31, 2015, and expect to remian in compliance in 2016.
Contractual Obligations and Commercial Commitments
The following tables provide aggregated information about our contractual obligations as of December 31, 2015.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
	(in millions)
Long-term debt obligations	$482.4	$12.0	$465.3	$4.8	$0.3	$—
Interest expense on long-term debt(1)	89.1	35.7	53.1	0.3	—	—
Operating leases	9.4	2.8	3.5	2.3	0.8	—
Capital leases	15.0	3.1	5.9	3.2	2.8	—
Purchase obligations (2)	17.4	8.7	6.1	2.6	—	—
Pension and other post-retirement obligations	72.3	6.5	13.0	13.7	39.1	—
Net unrecognized tax benefit obligation under Topic 740 (3)	2.9	0.2	—	—	—	2.7
Total contractual cash obligations	$688.5	$69.0	$546.9	$26.9	$43.0	$2.7

(1)	Interest expense shown above is based on the effective interest rate at December 31, 2015.

(2)	Includes obligations with respect to raw material purchases, repairs and maintenance services, utilities and other capital expenditures.

(3)	The amounts in “Other” represent future cash outlays for which we are unable to reasonably estimate the period of cash settlement.

Off-Balance Sheet Financing
During the year ended December 31, 2015, we did not engage in any off-balance sheet activities, including the use of structured finance or special purpose entities.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses. Actual results could differ from those estimates. We have formal accounting policies in place including those that address critical and complex accounting areas. Note 2 "Accounting Policies" to the Consolidated Financial Statements included elsewhere in this Annual Report identifies the significant accounting policies used in preparation of the Consolidated Financial Statements. The most significant areas involving management judgments and estimates are described below.

Derivatives and Hedging. Effective January 1, 2009, we adopted ASC Topic 815-10-65-1, Transition and Effective Date Related to FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“Topic 815-10-65-1”) for disclosures related to derivatives and hedging. Topic 815-10-65-1 amends and expands the disclosure requirements to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Topic 815-10-65-1 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments.
As required by Topic 815-10-65-1, we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows or other types of forecasted transactions are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or if we elect not to apply hedge accounting under Topic 815.
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
To comply with the provisions of Topic 820, we performed a review of the necessity to incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of our derivatives and determined these adjustments to be immaterial to the fair value derivative assets/(liabilities) recorded on our Consolidated Balance Sheet at December 31, 2015.
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2015.
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
Based on the assessments performed as of December 31, 2015, we determined that no impairment of goodwill exists. The excess of the fair value over carrying value for our machine clothing and roll covers segment as of December 31, 2015, the annual test date, was approximately $163,220 and $108,200, respectively. In order to evaluate the sensitivity of the analysis performed, we applied a hypothetical 5% decrease to the fair value of the business segments, which resulted in a fair value in excess of carrying value of approximately $141,809 and $96,408 for the machine clothing segment and the roll covers segment, respectively.
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

Management’s selection of the discount rate is based on an analysis that estimates the current rate of return for high-quality, fixed-income investments with maturities matching the payment of pension benefits that could be purchased to settle the obligations. At December 31, 2015, the Company selected a discount rate assumption of 3.4%. Of the three key assumptions, the discount rate is generally the most volatile and sensitive estimate. Accordingly, a change in this assumption has the most significant impact on the annual pension expense.

Management’s selection of the rate of future compensation increase is generally based on our historical salary increases, including cost of living adjustments and merit and promotion increases, giving consideration to any known future trends. A higher rate of increase will result in a higher pension expense. The Company selected an actual rate of compensation increase assumption of 3.64%.

Management’s selection of the expected long term return on plan assets is based on a building-block approach, whereby the components are weighted based on the allocation of pension plan assets. Given that these returns are long-term, there are generally not significant fluctuations in the expected rate of return from year to year. The Company selected a rate of return assumption of 6.62%.

Using these assumptions, the 2015 pension expense was $5.9 million. A change in the assumptions would have had the following impact on the 2015 expense. A change of 1% in the discount rate would have changed 2015 expense by approximately $0.9 million. A change of 1% in the expected long-term rate of return on assets would have changed the 2015 expense by approximately $0.9 million.

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

We record net deferred tax assets to the extent we believe that it is more likely than not that these assets will be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent results of operations. We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In light of our accumulated loss position in certain tax jurisdictions, and the uncertainty of taxability in future periods, we recorded a valuation allowance against all U.S. deferred tax assets and against certain of our foreign deferred tax assets primarily related to net operating loss carry-forwards in Australia, Spain, Germany, Sweden, the United Kingdom, China, Turkey and France. During the year ended December 31, 2015, we recorded $1.1 million of tax benefits related to the partial reversal of the valuation allowance previously established against our Australian company deferred tax assets. We believe that the Australian company's net operating loss deferred tax asset is more likely than not to be realized within the carry-forward period based on estimates of future taxable income generated by future earnings of the Australian business.

As the Company continues to reorganize and restructure its operations, it is possible that deferred tax assets, for which no income tax benefit has previously been provided, may more likely than not become realized. The company continues to evaluate future operations and will record an income tax benefit in the period where it believes it is more likely than not that the deferred tax asset will be able to be realized. The most material unrecognized deferred tax asset relates to the U.S. By 2029, future U.S. earnings ranging between $30 million and $120 million, generated by U.S earnings from continuing operations or qualified tax planning strategies, would be required in order to fully recognize the U.S. deferred tax asset.
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

We have a net deferred tax asset of $3.1 million at December 31, 2015 and $4.3 million deferred tax asset at December 31, 2014. The net deferred tax asset relates principally to pension and post-retirement benefits, net operating loss carry-forwards and differences between the book and tax treatment of accrued expenses.

Undistributed earnings of our foreign subsidiaries amount to approximately $107.2 million at December 31, 2015. Earnings generated prior to 2013 are considered to be indefinitely reinvested for continued use in foreign operations, except for the earnings of our Mexico operations and a portion of the earnings generated by Brazil. As a result of the 2014 settlement of the income tax assessment with the Federal Revenue Department of the Ministry of Finance of Brazil, approximately $15.1 million of unremitted earnings in Brazil generated before 2013 are considered permanently reinvested to help support debt payments related to the tax assessment, meet capital expenditures and reinvest in the operations. All earnings generated prior to 2013 in Mexico have previously been distributed for U.S. income tax purposes. Federal income taxes and foreign withholding taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the United States and be taxable. For those countries for which earnings generated prior to 2013 are considered to be indefinitely reinvested, no provision for U.S. income taxes or foreign withholding taxes has been provided. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to both U.S. income taxes and foreign withholding taxes payable to the various jurisdictions. The earnings that are considered indefinitely reinvested relate to on-going operations and are approximately $30.7 million as of December 31, 2015.
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

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Net (loss) income	$(4,380)	$(7,382)	$4,153
Stock-based compensation	3,298	2,548	1,736
Depreciation	28,952	32,752	34,631
Amortization of intangibles	298	1,540	1,772
Pension settlement losses	1,108	—	—
Deferred financing cost amortization	3,462	3,303	2,963
Unrealized foreign exchange (gain) loss on revaluation of debt	(3,426)	(259)	1,706
Deferred taxes	(2,781)	(4,857)	(5,686)
(Gain) loss on disposition of property and equipment	(1,383)	(1,036)	202
Asset impairment	1,536	136	1,354
Loss on extinguishment of debt	388	—	3,123
Net change in operating assets and liabilities	4,091	(19,853)	(9,840)
Net cash provided by operating activities	31,163	6,892	36,114
Interest expense, excluding amortization	34,951	33,465	37,718
Net change in operating assets and liabilities	(4,091)	19,853	9,840
Current portion of income tax expense	16,246	34,937	10,049
Stock-based compensation	(3,298)	(2,548)	(1,736)
Pension settlement losses	(1,108)	—	—
Asset impairment	(1,536)	(136)	(1,354)
Unrealized foreign exchange loss (gain) on revaluation of debt	3,426	259	(1,706)
Gain (loss) on disposition of property and equipment	1,383	1,036	(202)
Loss on extinguishment of debt	(388)	—	(3,123)
EBITDA	76,748	93,758	85,600
Operational restructuring expenses	14,649	18,142	14,844
Loss on extinguishment of debt	388	—	3,123
Non-recurring expenses	2,569	—	—
Stock-based compensation	3,298	2,548	1,736
Pension settlement losses	1,108	—	—
Non-restructuring impairment charges	494	—	667
Plant startup costs	3,886	1,521	401
Inventory write-off of closed facilities	587	—	954
Adjusted EBITDA	$103,727	$115,969	$107,325

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The value of these contracts is recognized at fair value based on market exchange forward rates and amounted to a net liability position of $1.2 million at December 31, 2015. These contracts mature at various dates through March of 2016.
As of December 31, 2015, we had open foreign currency exchange contracts maturing through March of 2016 with total net notional amounts of approximately $36.8 million. At December 31, 2015, a hypothetical adverse exchange rate movement of 10% against our forward foreign exchange contracts would have resulted in a potential net loss in fair value of these contracts of approximately $3.7 million. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar. Any gain or loss recognized on a foreign exchange contract would generally be offset by the gain or loss on the underlying hedge transaction. In addition to the direct effects of changes in exchange rates, such changes may affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices.
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
Disclosure Controls and Procedures
As of December 31, 2015, under the supervision of our principal executive officer and principal financial officer, and with the participation of our management, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances.

However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as set forth above.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control—Integrated Framework. Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2015. Ernst & Young LLP, our independent registered public accounting firm, has issued its report on the effectiveness of internal control over financial reporting as of December 31, 2015, which appears in this 2015 Form 10-K.
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In May 2013, COSO issued its Internal Control - Integrated Framework (the “2013 Framework”). While the 2013 Framework’s internal control components (i.e., control environment, risk assessment, control activities, information and communication and monitoring activities) are the same as those in the 1992 Framework, the new framework requires companies to assess whether 17 principles are present and functioning in determining whether their system of internal control is effective. The Company adopted the 2013 Framework during the fiscal year ending December 31, 2015.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Xerium Technologies, Inc.

We have audited Xerium Technologies, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Xerium Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Xerium Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Xerium Technologies, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2015 of Xerium Technologies, Inc. and our report dated March 14, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina
March 14, 2016

ITEM 9B.	OTHER INFORMATION

On March 8, 2016, our Board of Directors set Thursday, June 16, 2016 as the date for our 2016 annual meeting of the stockholders (the “2016 Annual Meeting”). The exact time and location of the 2016 Annual Meeting, and the record date applicable to shareholders entitled to vote at the Annual Meeting, will be specified in the Company's proxy statement for the 2016 Annual Meeting.

Qualified stockholder proposals (including proposals made pursuant to SEC Rule 14a-8 and any notice on Schedule 14N) to be presented at the 2016 Annual Meeting and in the Company’s proxy statement and form of proxy relating to that meeting must be received by the Company at its principal executive offices located at 14101 Capital Boulevard, Youngsville, NC 27596, addressed to the Secretary of the Company. In accordance with Regulation 14A and the Company’s Amended and Restated By-laws (the “By-laws”), such proposals must be received by the Company not later than the close of business on March 24, 2016 (which is the tenth day following this public announcement of the date of the 2016 Annual Meeting ). All proposals must comply with applicable Delaware law, the rules and regulations promulgated by the Securities and Exchange Commission and the procedures set forth in the By-laws.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Shareholders.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements. The following documents are filed as Appendix A hereto and are included as part of this Annual Report on Form 10-K:
Financial Statements of Xerium Technologies, Inc.:
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Schedule
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements
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

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on March 14, 2016.

XERIUM TECHNOLOGIES, INC.

By:	/s/ HAROLD C. BEVIS
Harold C. Bevis President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities indicated on March 14, 2016.

Signature	Title

/S/ HAROLD C. BEVIS Harold C. Bevis	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ CLIFFORD E. PIETRAFITTA Clifford E. Pietrafitta	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ AMBASSADOR APRIL H. FOLEY Ambassador April H. Foley	Director

/S/ JAY GURANDIANO Jay Gurandiano	Director

/S/ JOHN F. MCGOVERN John F. McGovern	Director

/S/ ROGER A. BAILEY Roger A. Bailey	Director

/S/ ALEXANDER TOELDTE Alexander Toeldte	Director

/S/ JAMES F. WILSON James F. Wilson	Chairman

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Xerium Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Xerium Technologies, Inc.  as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xerium Technologies, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Xerium Technologies, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina
March 14, 2016

XERIUM TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9,839	$9,517
Accounts receivable, (net of allowance for doubtful accounts of $5,184 in 2015 and $5,002 in 2014)	68,562	83,069
Inventories	71,698	83,550
Prepaid expenses	6,649	8,472
Other current assets	16,869	15,714
Total current assets	173,617	200,322
Property and equipment, net	297,083	303,617
Goodwill	58,599	61,927
Intangible assets	1,547	1,936
Non-current deferred tax asset	9,325	10,662
Other assets	10,203	5,809
Total assets	$550,374	$584,273
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$6,556	$244
Accounts payable	40,696	41,827
Accrued expenses	56,076	56,109
Current maturities of long-term debt	5,410	4,406
Total current liabilities	108,738	102,586
Long-term debt, net of current maturities and deferred financing costs	462,470	451,069
Liabilities under capital lease	8,737	3,945
Non-current deferred tax liability	8,770	10,416
Pension, other post-retirement and post-employment obligations	63,606	80,471
Other long-term liabilities	11,123	9,896
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares outstanding as of December 31, 2015 and 2014	—	—
Common stock, $0.001 par value, 20,000,000 shares authorized; 15,745,914 and 15,560,627 shares outstanding as of December 31, 2015 and 2014, respectively	16	16
Paid-in capital	430,054	428,880
Accumulated deficit	(421,448)	(417,068)
Accumulated other comprehensive loss	(121,692)	(85,938)
Total stockholders’ deficit	(113,070)	(74,110)
Total liabilities and stockholders’ deficit	$550,374	$584,273
See accompanying notes.

XERIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2015	2014	2013
	(dollars in thousands except per share data)
Net sales	$477,243	$542,932	$546,892
Costs and expenses:
Cost of products sold	288,512	327,161	337,256
Selling	64,414	73,002	73,348
General and administrative	56,250	56,539	60,214
Research and development	7,404	7,903	7,858
Restructuring	14,649	18,142	14,844
	431,229	482,747	493,520
Income from operations	46,014	60,185	53,372
Interest expense, net	(38,413)	(36,768)	(40,681)
Loss on extinguishment of debt	(388)	—	(3,123)
Foreign exchange gain (loss)	1,872	(719)	(1,052)
Income before provision for income taxes	9,085	22,698	8,516
Provision for income taxes	(13,465)	(30,080)	(4,363)
Net (loss) income	$(4,380)	$(7,382)	$4,153
Net (loss) income per share:
Basic	$(0.28)	$(0.48)	$0.27
Diluted	$(0.28)	$(0.48)	$0.26
Shares used in computing net (loss) income per share:
Basic	15,640,836	15,458,810	15,359,445
Diluted	15,640,836	15,458,810	15,882,376

See accompanying notes.

XERIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2015	2014	2013

Net (loss) income	$(4,380)	$(7,382)	$4,153
Other comprehensive (loss) income before income taxes:
Foreign currency translation adjustments	(50,980)	(39,751)	(3,389)
Unrealized gain on derivative instruments	1,126	127	409
Defined benefit pension plan
Amortization of prior service cost	—	—	11
Amortization of net loss	2,140	1,124	2,323
Net gain (loss) on liability	14,643	(27,455)	9,534
Net (loss) gain on asset	(5,466)	3,827	4,901
Settlement losses	1,324	258	190
Currency translation impact	2,592	2,895	(181)
Defined benefit pension plan, net	15,233	(19,351)	16,778
Other comprehensive (loss) income, before income taxes	(34,621)	(58,975)	13,798
Income tax benefit (provision) related to components of other comprehensive (loss) income	(1,133)	3,089	(1,957)
Other comprehensive (loss) income, net of tax	(35,754)	(55,886)	11,841
Comprehensive (loss) income, net of tax	$(40,134)	$(63,268)	$15,994
See accompanying notes.

XERIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Warrants	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount

	(dollars in thousands)
Balance at December 31, 2012	$15,309,717	$15	$13,532	$413,124	$(413,839)	$(41,893)	$(29,061)
Net income	—	—	—	—	4,153	—	4,153
Other comprehensive income	—	—	—	—	—	11,841	11,841
Issuance of common stock	74,186	—	—	(118)	—	—	(118)
Stock-based compensation	—	—	—	1,736	—	—	1,736
Balance at December 31, 2013	15,383,903	15	13,532	414,742	(409,686)	(30,052)	(11,449)
Net loss	—	—	—	—	(7,382)	—	(7,382)
Other comprehensive loss	—	—	—	—	—	(55,886)	(55,886)
Issuance of common stock	176,724	1	—	(1,942)	—	—	(1,941)
Stock-based compensation	—	—	—	2,548	—	—	2,548
Reclass warrants to additional paid in capital	—	—	(13,532)	13,532	—	—	—
Balance at December 31, 2014	15,560,627	16	—	428,880	(417,068)	(85,938)	(74,110)
Net loss	—	—	—	—	(4,380)	—	(4,380)
Other comprehensive loss	—	—	—	—	—	(35,754)	(35,754)
Issuance of common stock	185,287	—	—	(2,124)	—	—	(2,124)
Stock-based compensation	—	—	—	3,298	—	—	3,298
Balance at December 31, 2015	$15,745,914	$16	$—	$430,054	$(421,448)	$(121,692)	$(113,070)

See accompanying notes.

XERIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2015	2014	2013
	(dollars in thousands)
Operating activities
Net (loss) income	$(4,380)	$(7,382)	$4,153
Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Stock-based compensation	3,298	2,548	1,736
Depreciation	28,952	32,752	34,631
Amortization of other intangibles	298	1,540	1,772
Deferred financing cost amortization	3,462	3,303	2,963
Unrealized foreign exchange (gain) loss on revaluation of debt	(3,426)	(259)	1,706
Deferred taxes	(2,785)	(4,857)	(5,686)
Asset impairments	1,536	136	1,354
(Gain) loss on disposition of property and equipment	(1,383)	(1,036)	202
Pension settlement losses	1,108	—	—
Loss on extinguishment of debt	388	—	3,123
Provision for doubtful accounts	1,117	274	425
Change in assets and liabilities which (used) provided cash:
Accounts receivable	5,234	(3,461)	(6,283)
Inventories	2,985	(9,009)	(8,777)
Prepaid expenses	757	(837)	979
Other current assets	(3,219)	(3,278)	(1,444)
Accounts payable and accrued expenses	3,176	597	6,799
Deferred and other long-term liabilities and assets	(5,955)	(4,139)	(1,539)
Net cash provided by operating activities	31,163	6,892	36,114
Investing activities
Capital expenditures	(50,871)	(45,218)	(44,145)
Proceeds from disposals of property and equipment	3,266	3,430	2,276
Net cash used in investing activities	(47,605)	(41,788)	(41,869)
Financing activities
Proceeds from borrowings (maturities longer than 90 days)	106,707	102,159	199,321
Principal payments on debt	(88,058)	(79,121)	(199,349)
Principal payments on capital leases	(1,413)	(821)	—
Payment of deferred financing fees	(662)	(1,524)	(3,246)
Net cash provided by financing activities	16,574	20,693	(3,274)
Effect of exchange rate changes on cash flows	190	(1,996)	(32)
Net decrease in cash	322	(16,199)	(9,061)
Cash and cash equivalents at beginning of year	9,517	25,716	34,777
Cash and cash equivalents at end of year	$9,839	$9,517	$25,716

Cash paid for interest	$34,129	$33,519	$33,691
Cash paid for income taxes	$10,517	$33,213	$7,840
Non-cash accrual for new facility	$1,937	$5,695	$—
Non-cash capitalized leases	$4,792	$3,945	$—

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
Revenue Recognition
Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery including transfer of title has occurred and there is a reasonable assurance of collection of the sales proceeds. The Company generally obtains written purchase authorizations from customers for a specific product at a specified price and considers delivery and transfer of title to have occurred primarily at the time of shipment. Revenue is recorded net of applicable allowances, including estimated allowances for returns, rebates and other discounts. In the machine clothing segment, a small portion of the business has been conducted pursuant to consignment arrangements under which the Company does not recognize a sale of a product to a customer until the customer places the product into use, which typically occurs some period after the product is shipped to the customer or to a warehouse location near the customer’s facility. As part of the consignment agreement, the Company delivers the goods to a location designated by the customer. In addition, the customer and the Company agree to a “sunset” date, which represents the date by which the customer must accept all risks and rewards of ownership of the product and payment terms begin. For consignment sales, revenue is recognized on the earlier of the actual product installation date or the “sunset” date.
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
General and administrative expenses include costs relating to management and administrative staff such as employee compensation and benefits, travel and entertainment (non-sales), non-manufacturing facility occupancy costs, including rent expense and professional fees, as well as depreciation on non-manufacturing equipment and office supplies and expenses.
Research and development expenses are comprised of engineering staff wages and associated fringe benefits, as well as the cost of prototypes, testing materials and non-capitalizable testing equipment.
Advertising Costs
Selling expenses include advertising expenses of $1,208, $1,300 and $895 in 2015, 2014 and 2013, respectively. The Company expenses all advertising costs as incurred.
Translation of Financial Statements
The reporting currency of the Company is U.S. Dollars. Assets and liabilities of non-U.S. operations are translated at year-end rates of exchange and the Consolidated Statements of Operations and Cash Flows are translated at the average rates of exchange during the year. Gains and losses resulting from translating non-U.S. Dollar denominated financial statements are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ deficit.
Foreign Exchange

Foreign exchange gains and losses arising out of transactions denominated in currencies other than a subsidiary’s functional currency are recorded in the Consolidated Statements of Operations. Net exchange gains and losses are recorded in “Foreign exchange loss” and amounted to a gain (loss) of $1,872, $(719) and $(1,052) for the years ended December 31, 2015, 2014 and 2013, respectively. Certain intercompany loans have been determined to be permanent, and accordingly, foreign exchange gains or losses related to such loans are recorded in accumulated other comprehensive income (loss).
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
Freight Costs
The Company incurred $10,172 and $12,362 in freight costs in the years ended December 31, 2015 and 2014, respectively. These costs are includes in cost of good sold in the Consolidated Income Statements.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid short-term investments with maturities of three months or less when acquired. Short-term investments consist of time deposits or money market accounts at investment-grade banks. As of December 31, 2015, certain of the Company’s deposits in U.S. bank accounts exceeded the FDIC guarantee of $250 per depositor.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at cost and do not bear interest. Bad debt provisions are included in general and administrative expense. The amounts recorded are derived based upon the general aging of receivables, specific customer credit history and payment trends and new business conditions.

Inventories
Inventories are generally valued at the lower of cost or market using the first-in, first-out ("FIFO") method. Raw materials are valued principally on a weighted average cost basis. The Company’s work in process and finished goods are specifically identified and valued based on actual inputs to production. Provisions are recorded as appropriate to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires management to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business, while considering the general aging of inventory and factoring in any new business conditions.
The components of inventories are as follows at:

	December 31,
	2015	2014
Raw materials	$12,389	$18,018
Work in process	25,203	28,756
Finished goods (includes consigned inventory of $6,513 in 2015 and $8,582 in 2014)	40,058	43,072
Inventory allowances	(5,952)	(6,296)
	$71,698	$83,550
In 2015, in connection with the closure of the Warwick, Quebec, Canada machine clothing facility, the Company reserved $587 of obsolete inventory. This charge is included in cost of products sold expense in the Consolidated Statements of Operations for the year ended December 31, 2015.
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
Long-lived Assets
Property and equipment
Property and equipment are recorded at cost. Property and equipment acquired in connection with acquisitions are recorded at fair value as of the date of the acquisition, and subsequent additions are recorded at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Asset		Years
Buildings and improvements		3-50
Machinery and equipment	— Heavy	16-25
	— General	13-15
	— Light	6-12
	— Molds, tools, office and computers	2-5

Property and equipment consist of the following at:

	December 31,
	2015	2014
Land	$20,664	$22,863
Building and improvements	140,362	145,975
Machinery and equipment	606,958	641,147
Construction in progress	13,640	41,024
Assets under capital lease	15,710	4,181
Total	797,334	855,190
Less accumulated depreciation	(500,251)	(551,573)
	$297,083	$303,617
The Company recorded $29.0 million, $32.8 million and $34.6 million in depreciation expense in 2015, 2014 and 2013, respectively. In addition, in 2015, the Company wrote off approximately $494 of idle machinery and equipment. Amortization related to assets under capital lease is included in depreciation expense.
Assets held for sale or sold
During the first quarter of 2016, the Company determined that the Middletown, VA. facility, with a NBV of $3.1 million met the criteria under ASC Topic 360, Property, Plant, and Equipment (“Topic 360”) to be classified as held for sale.

Accordingly, the related assets were reclassified out of property, plant and equipment to other assets in the Company's Consolidated Balance Sheet.
During 2015, the Company determined that the Warwick, Quebec, Canada facility, with a NBV of $1.7 million met the criteria under ASC Topic 360, Property, Plant, and Equipment (“Topic 360”) to be classified as held for sale. Accordingly, the related assets were reclassified out of property, plant and equipment to other assets in the Company's Consolidated Balance Sheet. This facility has not been sold as of December 31, 2015.

Impairment
The Company reviews its long-lived assets that have finite lives for impairment in accordance with Topic 360. This topic requires that companies evaluate the fair value of long-lived assets based on the anticipated un-discounted future cash flows to be generated by the assets when indicators of impairment exist to determine if there is impairment to the carrying value. Any change in the carrying amount of an asset as a result of the Company’s evaluation has been recorded in restructuring expense in the Consolidated Statements of Operations. Impairment charges associated with restructuring are discussed in Note 11 "Restructuring Expense".
During the fourth quarter of 2015, the Company determined that there was $494 of idle machinery and equipment on its Consolidated Balance Sheet. In accordance with Topic 360, these assets were written off.
Intangible assets
Intangible assets consist of patents, licenses and trademarks. Patents, licenses and trademarks are amortized on a straight-line basis over their useful lives, which range from three to fifteen years.
Goodwill
The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other Intangible Assets (“Topic 350”). Topic 350 requires that goodwill and intangible assets that have indefinite lives not be amortized but, instead, must be tested at least annually for impairment or whenever events or business conditions warrant. Goodwill impairment testing is a two-step process. Step 1 involves comparing the fair value of the Company’s reporting unit to its carrying amount. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit carrying amount is greater than the fair value then the second step must be completed to measure the amount of impairment, if any. Step 2 calculates the implied fair value of goodwill by deducting the fair value of the net assets of the reporting unit from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. The Company performs an annual test for goodwill impairment as of December 31 at the reporting unit level. The Company has two reporting units: machine clothing and roll covers. For the purpose of performing the annual impairment test, the Company allocates all shared assets and liabilities to the reporting units based on the percentage of each reporting unit’s revenue to total revenue. Shared operating expenses are allocated to the reporting unit to the extent necessary to allow them to operate as independent businesses. To determine if impairment exists, the fair value of each reporting unit is compared to its carrying value. The fair value of the Company’s reporting unit is determined by using a weighted combination of both a market multiple approach and an income approach. The market multiple approach utilizes the Company’s and its competitors’ proprietary information that is used to value its reporting units. The income approach is a present value technique used to measure the fair value of future cash flows produced by each reporting unit. As a result of the annual tests for goodwill impairment performed as of December 31, 2015 and 2014, the Company determined that no goodwill impairment exists.
Stock-Based Compensation
The Company records stock-based compensation expense in accordance with ASC Topic 718, Compensation—Stock Compensation (“Topic 718”) which generally requires that such transactions be recognized in the statement of operations based on their fair values at the date of grant. See Note 10 "Stock-Based Compensation and Stockholders' Deficit" for further discussion.
Net (Loss) Income Per Common Share
Net (loss) income per common share has been computed and presented pursuant to the provisions of ASC Topic 260, Earnings per Share (“Topic 260”). Net (loss) income per share is based on the weighted-average number of shares outstanding during the period.

As of December 31, 2015, 2014 and 2013, the Company had outstanding restricted stock units (“RSUs”) (See Note 10 "Stock-Based Compensation and Stockholders' Deficit"). Diluted average shares outstanding were computed using (i) the average market price for time-based RSUs and (ii) the actual grant date market price for non-employee director RSUs. The calculation of diluted earnings per share excludes the Company’s performance-based RSUs that are based on Adjusted EBITDA targets whose performance criteria have not been contingently achieved and therefore the RSUs have not been issued or are not contingently issuable. For the years ended December 31, 2015 and 2014, the dilutive effect of potential future issuances of common stock underlying the Company’s RSUs was excluded from the calculation of diluted average shares outstanding because their effect would have been anti-dilutive as the Company incurred a net loss.

	2015	2014	2013
Weighted-average common shares outstanding—basic	15,640,836	15,458,810	15,359,445
Dilutive effect of stock-based compensation awards outstanding	—	—	522,931
Weighted-average common shares outstanding—diluted	15,640,836	15,458,810	15,882,376
Dilutive securities aggregating approximately 1.1 million, 1.3 million and 2.1 million outstanding during the years ended December 31, 2015, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share because the impact would be anti-dilutive to the earnings per share calculation.

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
Warranties
The Company offers warranties on certain rolls products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The Company estimates the costs that may be incurred under its warranties and records a liability for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. The table below represents the changes in the Company’s warranty liability included in accrued expenses for 2015 and 2014:

	Balance at Beginning of Year	Charged to Cost of Products Sold	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year
For the year-ended December 31, 2015	$2,685	$1,134	$(153)	$(1,491)	$2,175

For the year-ended December 31, 2014	$1,629	$2,013	$(128)	$(829)	$2,685
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

Reclassifications

During the first quarter of 2014, while implementing a new financial reporting system, the Company redesigned its chart of accounts in order to provide more consistent internal and external reporting globally. In addition to this change, the Company's corporate management organizational structure was changed from primarily a geographic regional management organization to a more centralized functional management organization. These changes drove certain changes in the mappings of the related accounts in the chart of accounts. As these changes are reflected in the 2015 and 2014 Consolidated Financial Statements, these changes resulted in reclassifications in the Consolidated Statement of Operations for the year ended December 31, 2013. Management performed a SAB 99 "Materiality" analysis on these reclassifications and determined these were immaterial to the Company's Consolidated Financial Statements as a whole. However, for comparability purposes, management elected to make the reclassifications of $2.2 million in the year ended December 31, 2013 from research and development expenses to selling expenses as a result of moving certain personnel from the research and development department to the selling department.
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

In April of 2015, the FASB issued Accounting Standard Update No. 2015-03 Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying value of the debt liability, consistent with debt discounts. ASU 2015-03 is required to be adopted in January of 2016. The Company adopted this pronouncement at December 31, 2015, and the adoption of ASU 2015-03 did not have a material impact on its Consolidated Financial Statements. See Note 5 for further discussion.

In November of 2015, the FASB issued ASC 2015-17 Income Taxes (Topic 740), Balance Sheet Classification of deferred Taxes ("ASC 2015-17"). This guidance requires companies to classify all deferred tax assets and liabilities as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. For public companies, the guidance is effective for financial statements issued for annual periods beginning after 15 December 2016 (i.e., 2017 for a calendar-year company) and interim periods within those annual periods. For all other entities, the guidance is effective for financial statements issued for annual periods beginning after 15 December 2017 (i.e., 2018 for a calendar-year company), and interim periods within annual periods beginning a year later. Early adoption of the guidance is permitted. Companies can adopt the guidance either prospectively or retrospectively. The Company is in the process of evaluating this accounting standard update and does not expect that adopting ASC 2015-17 will have a material impact on its consolidated financial statements.
3. Goodwill and Intangible Assets
At December 31, 2015 and 2014, the Company had cumulative goodwill impairment of $265.9 million. The following table provides changes in the carrying amount of goodwill by segment for the years ended December 31, 2015 and 2014:

	Machine Clothing	Roll Covers	Total
Balance at December 31, 2013	$49,444	$19,531	$68,975
Goodwill impairment	—	—	—
Foreign currency translations	(6,075)	(973)	(7,048)
Balance at December 31, 2014	43,369	18,558	61,927
Goodwill impairment	—	—	—
Foreign currency translations	(2,426)	(902)	(3,328)
Balance at December 31, 2015	$40,943	$17,656	$58,599
The components of intangible assets are summarized as follows at:

	December 31,
	2015	2014
Patents and licenses	$32,562	$32,636
Less accumulated amortization	(31,173)	(30,971)
Net patents and licenses	1,389	1,665
Trademarks	18,920	18,920
Less accumulated amortization	(18,920)	(18,920)
Net trademarks	—	—
Other intangibles	1,006	1,024
Less accumulated amortization	(848)	(753)
Net other intangibles	158	271
Net amortizable intangible assets	$1,547	$1,936
Amortization expense for patents, licenses, trademarks and other intangibles amounted to $298, $1,540 and $1,772 for the years ended December 31, 2015, 2014 and 2013, respectively.

In April of 2015, the FASB issued Accounting Standard Update No. 2015-03 Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying value of the debt liability, consistent with debt discounts, rather than a definite-lived intangible. The Company adopted this pronouncement at December 31, 2015 and removed debt issuance costs from the above table. See Note 5 for further discussion.
As of December 31, 2015, the estimated amortization expense for patents, licenses, trademarks and other intangibles for each of the following periods total $1,547 as follows:

2016	$359
2017	323
2018	275
2019	275
2020 and thereafter	315

4. Notes Payable

At December 31, 2015 and December 31, 2014, the balances of the Austrian working capital loan is $6,556 and $244. At December 31, 2015, this loan bears interest at a variable rate of 1.65% and has a maturity date of June 30, 2016, with a twelve month roll-over option.

5. Long-Term Debt
At December 31, 2015 and 2014, long-term debt consisted of the following:

	December 31, 2015	December 31, 2014
Senior secured term loan facility, payable quarterly, U.S. Dollar denominated–LIBOR (minimum 1.25%) plus 5.0% (6.25%) net of $0.7 million discount. Matures May of 2019.	$223,937	$226,052
Senior Notes (Unsecured), payable semi-annually–U.S. Dollar denominated interest rate fixed at 8.875%. Matures June of 2018.	236,410	236,410
Notes payable, working capital loan, variable interest rate at 1.65%. Matures June 30, 2016, with one-year rollover option.	6,556	244
Fixed asset loan contract, variable interest rate of 5.78%. Matures June of 2020.	8,548	—
Other debt	6,278	2,784
Total debt	481,729	465,490
Less deferred financing costs	(7,293)	(9,771)
Less current maturities of long term debt and notes payable	(11,966)	(4,650)
Total long term debt	$462,470	$451,069

During 2015, 2014 and 2013, the Company recorded $38.4 million, $36.8 million and $40.7 million in interest expense, respectively.

In April of 2015, the FASB issued Accounting Standard Update No. 2015-03 Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires deferred financing costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying value of the debt liability, consistent with debt discounts. The Company adopted this pronouncement at December 31, 2015, as reflected in the above table.

On May 17, 2013, the Company entered into a Credit and Guaranty Agreement for a $200.0 million term loan credit facility (the “Term Credit Facility”), net of a discount of $1.0 million, among the Company, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions. The Company also entered into a Revolving Credit and Guaranty Agreement originally for a $40.0 million asset-based revolving credit facility subject to a borrowing base among Xerium Technologies, Inc., as a U.S. borrower, Xerium Canada, Inc., as Canadian borrower, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions (the "Domestic Revolver"). On March 3, 2014, the Company entered into an amendment to the Revolving Credit and Guaranty Agreement (as amended, the “ABL Facility,” and collectively with the Term Credit Facility, the “Credit Facility”) to add the Company's German subsidiaries as European Borrowers (the "European Borrowers") and to provide for an additional $15 million European asset-based revolving credit facility subject to a European borrowing base (the "European Revolver"), increasing the facility limit under the ABL Facility to $55.0 million.
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

On July 17, 2015 (the "Closing Date"), Xerium China, Co., Ltd. ("Xerium China"), a wholly-owned subsidiary of the Company, entered into and closed a Fixed Assets Loan Contract (the "Loan Agreement") with the Industrial and Commercial Bank of China Limited, Shanghai-Jingan Branch (the “Bank”) with respect to a RMB 58.5 million loan, which was approximately $9.4 million U.S. Dollars on July 17, 2015. The loan is secured by pledged machinery and equipment of Xerium China and guaranteed by Xerium Asia Pacific (Shanghai) Limited and Stowe Woodward (Changzhou) Roll Technologies Co. Ltd., which are wholly-owned subsidiaries of the Company, pursuant to guarantee agreements (the "Guarantee Agreements"). Interest on the outstanding principal balance of the loan accrues at a benchmark rate plus a margin. The current interest rate is approximately 5.8%. The interest rate will be adjusted every 12 months during the term of the loan, based on the benchmark interest rate adjustment. Interest under the loan is payable quarterly in arrears. Principal on the loan is to be repaid in part every six months following the Closing Date, in accordance with a predetermined schedule set forth in the Loan Agreement. Proceeds of the Loan will be used by Xerium China to purchase production equipment. The Loan Agreement contains certain customary representations and warranties and provisions relating to events of default.
On November 3, 2015, the Company refinanced its existing ABL Facility and entered into a new Revolving Credit and Guaranty Agreement (as amended, the "New ABL Facility"). The New ABL Facility will continue to provide aggregate availability of $55 million and the collateral pledged thereunder will also remain the same, however the New ABL Facility provides improved terms, an extended maturity date of November of 2020 and lower interest rates.
The aggregate scheduled principal payments over the term of the Credit Facility, (excluding the $688 discount), the Notes and other long-term debt are shown below.

Total Scheduled Principal Payments Including Balloon Payments
2016	$11,966
2017	3,725
2018 (1)	461,627
2019	2,692
2020	2,127
2021 and thereafter	280

$482,417

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
Additionally, the following table outlines the estimated future interest payments to be made under the Credit Facility, the Notes and other long-term debt over the term of the obligations:

Total Estimated Interest Payments at December 31, 2015
2016	$35,715
2017	35,326
2018	17,726
2019	236
2020	83
2021 and thereafter	24

$89,110

As of December 31, 2015, there was a $460.3 million balance of loans outstanding under the Company's senior secured term loan facility and notes. At December 31, 2015, the Company had $31.4 million available for additional borrowings under the ABL revolver. This availability represents the $37.8 million under the ABL revolver that is currently collateralized by certain assets of the Company less $3.3 million of that facility committed for letters of credit and $3.1 million revolver borrowings. Additionally, at December 31, 2015, the Company had approximately $0.7 million available for borrowings under other small lines of credit.

As of December 31, 2015 the carrying value of the Company’s long-term debt was $469.8 million (excluding deferred financing costs) and its fair value was approximately $468.9 million. The Company determined the fair value of its debt utilizing significant other observable inputs, provided by Bloomberg (Level 2 of the fair value hierarchy).
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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives when using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company may use interest rate caps and interest rate swaps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges protect the Company from increases in interest rates above the strike rate of the interest rate cap. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At December 31, 2015, the Company had no open cash flow hedges of interest rate risk as all such contracts settled in 2015.
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
As of December 31, 2015 and 2014, the Company had outstanding derivatives that were not designated as hedges in qualifying hedging relationships. The value of these contracts is recognized at fair value based on market exchange forward rates and is recorded in other assets (liabilities) on the Consolidated Balance Sheet. The fair value of these derivatives at December 31, 2015 and 2014 was $(1,188) and $(524), respectively. The change in fair value of these contracts is included in foreign exchange (loss) gain and was $(3,732), $(1,679) and $1,065 for the years ended December 31, 2015, 2014 and 2013, respectively, and is recorded in the Consolidated Statements of Operations.
The following represents the notional amounts sold and purchased for the year ended December 31, 2015:

Foreign Currency Derivative	Notional Sold	Notional Purchased
Non-designated hedges of foreign exchange risk	$2,817	$(39,610)
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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs including fair value of investments that do not have the ability to redeem at net asset value as of the measurement date or during the first quarter following the measurement date. The derivative assets or liabilities are typically based on an entity’s own assumptions, as there is little, if any, market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and the Company considers factors specific to the asset or liability.
To comply with Topic 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counter-party’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counter-parties. However, as of December 31, 2015 and December 31, 2014, respectively, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy. The Company does not have any derivatives valued using significant unobservable inputs (Level 3) as of December 31, 2015 or 2014. The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.

As of December 31, 2015

Liabilities	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observables Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives	$(1,188)	$—	$(1,188)	$—
Total	$(1,188)	$—	$(1,188)	$—

  As of December 31, 2014

Liabilities	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observables Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives	$(524)	$—	$(524)	$—
Total	$(524)	$—	$(524)	$—
7. Income Taxes
The components of domestic and foreign (loss) income before the provision for income taxes are as follows:

	Year ended December 31,
	2015	2014	2013
U.S.	$(38,240)	$(16,311)	$(14,230)
Foreign	47,325	39,009	22,746
Total	$9,085	$22,698	$8,516
The components of the income tax provision (benefit) are as follows:

	Year ended December 31,
	2015	2014	2013
Current:
U.S.	$1,196	$247	$222
Foreign	15,054	34,690	9,827
Total current	16,250	34,937	10,049
Deferred:
U.S.	(195)	330	113
Foreign	(2,590)	(5,187)	(5,799)
Total deferred	(2,785)	(4,857)	(5,686)
Total provision	$13,465	$30,080	$4,363

For the years ended December 31, 2015 and 2014, the provision for income taxes was $13,465 and $30,080 respectively. The Company's effective income tax rate for the year ended December 31, 2015 was 148.2% as compared with our effective rate for the year ended December 31, 2014 of 132.5%. The Company's effective income tax rate is primarily impacted by income the Company earns in tax paying jurisdictions relative to income it earns in non-tax paying jurisdictions. The majority of income recognized for purposes of computing the Company's effective tax rate is earned in countries where the statutory income tax rates range from 15% to 37.11%. The Company generates losses in certain jurisdictions for which it receives no tax benefit as the deferred tax assets in these jurisdictions (including the net operating losses) are fully reserved by a valuation allowance. For this reason, the Company recognizes minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States and Australia. Due to these reserves, the geographic mix of its pre-tax earnings has a direct correlation with how high or low its annual effective tax rate is relative to consolidated earnings.

The provision for income taxes differs from the amount computed by applying the U.S. statutory tax rate (35)% to income before income taxes, due to the following:

	Year ended December 31,
	2015	2014	2013
Book income at U.S. 35% statutory rate	$3,180	$7,944	$2,981
State income and other taxes due, net of federal benefit	1,556	1,095	1,017
Foreign tax rate differential	(1,927)	(3,110)	(840)
Dividends and other foreign (loss) income	11,079	(2,922)	1,679
Change in valuation allowance	(544)	2,084	(4,885)
Tax rate changes	(103)	454	1,922
Tax credits and refunds	(372)	(449)	(185)
Goodwill	—	—	(2,292)
Change in unrecognized tax benefits and tax reserves	(372)	(136)	(89)
Provision to return adjustments	(68)	(251)	(209)
Non-deductible expenses	1,246	1,906	1,446
Statute expiration of tax attributes	—	(30)	2,764
Other, net	(455)	259	1,054
Other Brazil permanent items	(314)	—	—
Settlement of tax assessments	559	23,236	—
Total	$13,465	$30,080	$4,363

The effective tax rate on continuing operations for the year ended December 31, 2015 varied from the statutory rate of 35% primarily due to the tax effect of dividends and other foreign income, foreign rate differentials and changes in valuation allowances. The amount for dividends and other foreign income of $11,079 was primarily related to residual U.S. taxes provided on foreign earnings no longer considered permanently reinvested. The foreign rate differential arises as a result of income earned in countries where the statutory income tax rates vary from the U.S. statutory rate of 35%, for which Austria creates the Company’s largest tax rate benefit. The change in the valuation allowance of $(544) relates primarily to a decrease in domestic deferred tax assets of $(357), a removal of a portion of the Australian valuation allowance of $(1,086) and an increase of pre-tax losses generated in other foreign jurisdictions for which the Company has determined no benefit should be recorded.

The effective tax rate on continuing operations for the year ended December 31, 2014 varied from the statutory rate of 35% primarily due to the tax effect on dividends and other foreign income, foreign rate differentials, settling a tax assessment in Brazil and changes in valuation allowances. The amount for dividends and other foreign income of $(2,922) was primarily related to residual U.S. taxes provided on foreign earnings no longer considered permanently reinvested. The foreign rate differential arises as a result of income earned in countries where the statutory income tax rates vary from the U.S. statutory rate of 35%, for which Austria creates the Company's largest tax rate benefit. The settlement of a assessment in Brazil also resulted in current tax expense of $23,386 and utilization of tax attributes of $1,912 and tax deductible interest of $(2,062). The change in the valuation allowance of $2,084 relates primarily to a increase in domestic deferred tax assets of $9,214, a removal of a portion of the U.K. holding company valuation allowance of $(6,625) and approximately $(505) of pre-tax losses generated in foreign jurisdictions for which the Company has determined no benefit should be recorded.
The effective tax rate on continuing operations for the year ended December 31, 2013 varied from the statutory rate of 35% primarily due to the tax effect on dividends and other foreign income, statute expirations of tax attributes, tax rate changes and changes in valuation allowances. The amount for dividends and other foreign income was $1,679, primarily related to residual U.S. taxes provided on foreign earnings no longer considered permanently reinvested including $327 of foreign withholding taxes, offset by residual U.S. taxes no longer provided on foreign earnings considered permanently reinvested for Argentina for years prior to 2014. The statute expiration of tax attributes relates to net operating loss carry-forwards in China and France and resulted in a corresponding decrease to the valuation allowance. Enacted tax rates changes of $1,922, primarily relate to the revaluation of the United Kingdom ("U.K.") deferred tax assets as a result of an enacted law change, which are fully offset by a corresponding valuation allowance. The change in the valuation allowance of $(4,885) relates primarily to a decrease in domestic deferred tax assets of $(2,590), a removal of the Canadian valuation allowance of $6,194 and approximately $(15,871) of pre-tax losses generated in foreign jurisdictions for which the Company has determined no benefit should be recorded.
For the years ended December 31, 2015 and 2014, tax expense included a benefit of approximately $190 and $171 for a Chinese tax holiday expired in the year ending December 31, 2015.
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

The tax effect of temporary differences which give rise to deferred income tax assets and liabilities are as follows:

	Year Ended December 31,
	2015	2014
Deferred tax assets arising from:
Loss carryforwards	$105,096	$104,890
Intangible assets, net	—	—
Pension and other benefit accruals	14,161	18,180
Tax credits	1,421	1,567
Investments	3,384	2,821
Interest and finance fees	1,229	1,697
Other allowances and accruals, net	11,670	13,334
Total	136,961	142,489
Deferred tax liabilities arising from:
Property and equipment, net	22,906	23,897
Intangible assets, net	3,866	4,188
Foreign income inclusions	12,615	7,178
Other allowances and accruals, net	126	165
Total	39,513	35,428
Valuation allowance	94,330	102,795
Net deferred tax (asset) liability	$(3,118)	$(4,266)
Deferred taxes are recorded as follows in the consolidated balance sheets:

	December 31,
	2015	2014
Current deferred tax asset, net	$4,912	$4,853
Current deferred tax liability, net	2,349	833
Noncurrent deferred tax asset, net	9,325	10,662
Noncurrent deferred tax liability, net	8,770	10,416
Net deferred tax (asset) liability	$(3,118)	$(4,266)
As of December 31, 2015, the Company has pre-tax net operating loss carry-forwards for U.S. federal income tax purposes of approximately $195,354 that expire on various dates from 2025 through 2035 and federal tax credits of approximately $166 that either expire on various dates or can be carried forward indefinitely. As of December 31, 2015, the Company has pre-tax net operating loss carry-forwards for U.S. state income tax purposes of approximately $207,804 that expire on various dates from 2016 through 2035. As of December 31, 2015, the U.S. federal and U.S. state net operating loss carry-forwards and federal tax credits are fully reserved in our valuation allowance. The Company has foreign federal net operating loss carry-forwards of approximately $115,060 and capital loss carry forwards of $7,176, the majority of which can be carried forward indefinitely, and federal and provincial tax credits of approximately $1,255 that begin to expire primarily in 2024 or are carried forward indefinitely. As of December 31, 2015, $58,523, $7,166 and $155, of foreign federal net operating loss carry-forwards, capital loss carry-forwards and federal and provincial tax credits, respectively, are reserved in our valuation allowance. Historic and future ownership changes could potentially reduce the amount of net operating loss carry-forwards available for use.
As a result of certain realization requirements of ASC 718, the table of deferred assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2015 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation recognized for financial reporting. Equity will be increased by $839 if and when such deferred tax assets are ultimately realized.
As of December 31, 2015, the Company had a valuation allowance in place for certain of its deferred tax assets due to the Company’s accumulated loss position and its uncertainty around the future profitability in certain of its tax jurisdictions. The valuation allowance primarily relates to deferred tax assets for available net operating loss carry forwards in the United States, the U.K., Germany, Sweden, France, Australia, China, Turkey and Spain. While the Company believes it has adequately provided for its income tax assets and liabilities in accordance with Topic 740, it recognizes that adverse determinations by taxing authorities, or changes in tax laws and regulations could have a material adverse effect on its consolidated financial position, results of operations or cash flows.
During the year ended December 31, 2015, the Company reassessed its valuation allowance requirements related to its Australian operations, evaluating all available evidence in its analysis, both positive and negative, including historical and projected income and losses before the provision for income taxes, as well as reversals of temporary differences.  The Company also considered tax planning strategies that are prudent and can be reasonably implemented if needed in order to realize the related tax benefits.  During the year ended December 31, 2015, the Company recorded $1,087 of tax benefits related to the reversal of a portion of its valuation allowance previously established against its Australian net deferred tax assets.  The Company believes that the deferred tax assets are more likely than not to be realized based on estimates of future taxable income generated by future earnings of its Australian business.
As the Company continues to reorganize and restructure its operations, it is possible that deferred tax assets, for which no income tax benefit has previously been provided, may more likely than not become realized. The Company continues to evaluate future operations and will record an income tax benefit in the period where it believes it is more likely than not that the deferred tax asset will be able to be realized. The most material unrecognized deferred tax asset relates to the U.S. By 2029, future U.S. earnings ranging between $30 million and $120 million, generated by U.S. earnings from continuing operations or qualified tax planning strategies, would be required in order to full recognize the U.S. deferred tax asset.
Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $107,169 at December 31, 2015. Earnings generated prior to 2013 are considered to be indefinitely reinvested for continued use in foreign operations except for a portion of the earnings generated by our Brazil operations.  As a result of the 2014 settlement of the income tax assessment with the Federal Revenue Department of the Ministry of Finance of Brazil, approximately $15,100 of unremitted earnings in Brazil generated before 2013 are considered permanently reinvested to support debt obligations related to the tax assessment, meet capital expenditures and reinvest in the operations. All earnings generated prior to 2013 related to our Mexico operations have been distributed for U.S. income tax purposes. The earnings generated in all foreign subsidiaries for 2013 through 2015 are not considered to be permanently reinvested, because of our desire to manage global cash and liquidity related to ongoing financial obligations, capital expenditures, restructuring payments and other changes in business conditions going forward.  The amount of undistributed earnings not considered to be permanently reinvested, for which we have recorded a deferred tax liability, is $76,488. U.S. Federal income taxes and foreign withholding taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the United States and be taxable. For the earnings generated prior to 2013 considered to be indefinitely reinvested, no provision for U.S. income taxes or foreign withholding taxes has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes and foreign withholding taxes payable to the various jurisdictions. The earnings that are considered indefinitely reinvested relate to on-going operations and were approximately $30,680 as of December 31, 2015.
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
As of December 31, 2015, the Company had a gross unrecognized tax benefit of $7,527, exclusive of interest and penalties. The unrecognized tax benefit increased by approximately $25 during the year ended December 31, 2015. The unrecognized tax benefit increased as a result of positions taken related to the current period. The unrecognized tax benefit decreased as a result of foreign currency effects.
A reconciliation of the balances of the unrecognized tax benefits is as follows, excluding interest and penalties:

	Year Ended December 31,
	2015	2014	2013
Balance as of January 1	$7,502	$7,492	$7,181
Gross decreases-tax positions in prior period due to settlements	—	(286)	(446)
Gross increases (decreases)-tax positions in prior period-other	(104)	100	867
Gross decreases-related to lapse in statute of limitations	(209)	(251)	(1,004)
Gross increases-tax positions in current period	688	911	820
Currency effects	(350)	(464)	74
Balance at December 31	$7,527	$7,502	$7,492

The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense, and accordingly, the Company recorded a $451 benefit, including currency effects, and a $318 benefit, including currency effects, for interest and penalties during the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, the Company had accrued interest and penalties related to uncertain tax positions of approximately $813 and $1,533, respectively. The Company's unrecognized tax benefits increased by approximately $25 and $10 during the years ended December 31, 2015 and 2014, respectively. If the Company were to prevail on all unrecognized tax benefits recorded, approximately $3,710 would benefit the effective tax rate. During the next twelve months, management estimates a range between $0 and $221 of the Company's gross unrecognized tax benefit will reverse due to expected settlements and statute of limitations expiring which relate to various items and will benefit the effective tax rate. The company regularly evaluates, assesses and adjusts the related liabilities in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period.
The tax years 2005 through 2015 remain open to examination in the Company's U.S. Federal jurisdiction, and the tax years 2002 through 2015 remain open to examination in the Company's U.S. state jurisdictions. The tax years 2006 through 2015 remain open to examination in the major foreign tax jurisdictions to which the Company and its subsidiaries are subject. There are currently no U.S. Federal audits or examinations underway. The Company has ongoing audits or tax litigation in Italy. During 2015, tax audits related to Canada, Germany, Austria and France were closed, with no significant changes.
The Company believes that it has made adequate provisions for all income tax uncertainties.
8. Pensions and Other Post Retirement Benefits
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
The Company does not fund certain plans, as funding is not required. Approximately $43,300 of the total underfunded status of $62,795 and $51,200 of the total underfunded status of $80,685 relate to these unfunded pension plans as of December 31, 2015 and 2014, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. In addition, the Company also intends to fund its U.K. and Canadian defined benefit plans in accordance with local regulations. Additional discretionary contributions are made when deemed appropriate to meet the long-term obligations of the plans.
In accordance with the provisions of Topic 715, the measurement date for defined benefit plans is December 31.
Benefit Obligations and Plan Assets
A summary of the changes in benefit obligations and plan assets as of December 31, 2015 and 2014 is presented below.

	Defined Benefit Plans
	2015	2014
Change in benefit obligation
Benefit obligation at beginning of year	$178,165	$161,101
Service cost	3,256	3,532
Interest cost	5,656	6,483
Plan participants’ contributions	93	101
Actuarial (gain) loss	(10,177)	27,965
Currency translation impact	(10,237)	(10,583)
Administrative expenses paid	(234)	(511)
Settlement/curtailment	(9,456)	(694)
Benefits paid	(7,958)	(9,229)
Benefit obligation at end of year	149,108	178,165
Change in plan assets
Fair value of plan assets at beginning of year	97,480	93,550
Actual return on plan assets	755	10,493
Employer contributions	6,700	8,168
Plan participants’ contributions	93	101
Settlement/curtailment	(4,825)	(694)
Administrative expenses paid	(234)	(511)
Currency translation impact	(5,698)	(4,398)
Benefits paid	(7,958)	(9,229)
Fair value of plan assets at end of year	86,313	97,480
Funded status (1)	$(62,795)	$(80,685)

(1)	In accordance with Topic 715, $2,981 and $3,568 of this amount is recorded in accrued expenses as of December 31, 2015 and 2014, respectively.

With the exception of the Canadian Plan in 2015, which has net assets of $452, all of the Company’s pension plans that comprise the pension obligation amounts above have a projected benefit obligation equal to or in excess of plan assets as of the years ended December 31, 2015 and 2014. The accumulated benefit obligation was $144,231 and $167,679 as of the years ended December 31, 2015 and 2014, respectively.
Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	December 31,
	2015	2014
Projected benefit obligation	$149,108	$178,165
Accumulated benefit obligation	$144,231	$167,679
Fair value of plan assets	$86,313	$97,480

Components of Net Periodic Benefit Cost

	Defined Benefit Plan
	2015	2014	2013
Service cost	$3,256	$3,532	$3,633
Interest cost	5,656	6,483	6,221
Expected return on plan assets	(6,221)	(6,156)	(5,555)
Amortization of prior service cost	—	—	11
Settlement losses	1,108	—	—
Amortization of net loss	2,139	1,124	2,323
Net periodic benefit cost	$5,938	$4,983	$6,633
The total unrecognized net loss recorded in Other Comprehensive Income (Loss) at December 31, 2015 is $38,828. For defined benefit plans, the estimated net loss and prior service cost to be amortized from accumulated other comprehensive loss during 2016 is expected to be $1,973 and $0, respectively.

Additional Information	Defined Benefit Plans
	2015	2014
Change in funded status included in accumulated other comprehensive loss, net of tax	$(11,057)	$17,135
Assumptions
Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	Defined Benefit Plans
	2015	2014
Discount rate	3.67%	3.40%
Rate of compensation increase	3.50%	3.64%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:

	Defined Benefit Plans
	2015	2014
Discount rate	3.40%	4.25%
Expected long-term return on plan assets	6.62%	6.63%
Rate of compensation increase	3.64%	3.75%
The expected long-term return on plan assets is calculated based on a building-block approach, whereby the components are weighted based on the long-term allocation of pension plan assets.
Plan Assets
The percentage of fair value of total plan assets for funded plans are invested as follows:

	Plan Assets at December 31,
Asset Category	2015	2014
Marketable equities	54%	56%
Fixed income securities	46%	44%
Total	100%	100%

The Company’s plan assets are invested in the U.S., the U.K. and Canada. Plan asset investments are accounted for at cost on the trade date and are reported at fair value. Canadian plan assets totaling $23,085,U.K. plan assets totaling $30,582 and U.S. plan assets totaling $32,645 are classified as Level 2 within the fair value heirarchy. Level 2 valuations are based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.
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
Details relating to the Company’s plan assets are as follows:
U.S. Plan Assets: Approximately 88% of the Company’s U.S. plan assets are invested in the U.S., of which 51% are invested in marketable equity securities and 49% are invested in fixed income securities managed by the fund manager. This allocation is in accordance with the strategic allocation adopted by the Company’s pension committee comprising of approximately 50% equity investment and 50% bond investment.
U.K. Plan Assets: Approximately 81% of the Company’s U.K. plan assets are invested in the U.K., of which 30% are invested in marketable equity securities and 70% are invested in fixed income securities managed by the fund manager. The trustees of the U.K. pension plan have adopted a strategic allocation comprising of 50% equity investment and 50% bond investment.
Canadian Plan Assets: Approximately 58% of the Company’s Canadian plan assets are invested in Canada, of which 46% are invested in marketable equity securities, 54% are invested in fixed income securities managed by the fund manager. The Company’s pension committee has adopted a strategic allocation comprising of approximately 66% equity investment and 34% bond investment.
Contributions and Benefit Payments
The Company expects to make contributions and benefit payments of approximately $5,644 under its defined benefit plans in 2016.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Defined Benefit Plans
2016	$6,520
2017	6,483
2018	6,499
2019	6,707
2020	6,980
Years 2021 and thereafter	39,116
The Company sponsors various unfunded defined contribution plans that provide for retirement benefits to employees, some in accordance with local government requirements. The Company also maintains a funded retirement savings plan for U.S. employees which is qualified under Section 401(k) of the U.S. Internal Revenue Code. The plan allows eligible employees to contribute up to 99% of their compensation (subject to certain Internal Revenue Service limitations), with the Company matching 100% of the first 3% of employee compensation and 50% of the next 2% of employee compensation. The following represents the approximate matching contribution expense for the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31,
	2015	2014	2013
Matching contribution expense	$1,333	$1,420	$1,604

9. Commitments and Contingencies
Leases
The Company leases office buildings, vehicles and computer equipment for its worldwide operations. Minimum rent is expensed on a straight-line basis over the term of the leases. Operating lease rental expense was $3,224, $4,754 and $3,893 during the years ended December 31, 2015, 2014 and 2013, respectively. These leases expire at various dates through 2023. At December 31, 2015, future minimum rental payments due under non-cancelable operating leases were as follows:

2016	$2,834
2017	2,078
2018	1,392
2019	1,280
2020	1,019
Thereafter	804

Total minimum operating lease payments	$9,407

The Company entered into a capitalized lease during 2013 for its corporate headquarter location and entered into various machinery and equipment capitalized leases in 2014 and 2015. These leases expire at various dates through 2024. In addition, the Company entered into a sale-leaseback transaction in the fourth quarter of 2015 for various machinery and equipment. These leases expire at various dates through 2019.

2016	$3,101
2017	3,083
2018	2,842
2019	2,229
2020	981
Thereafter	2,796

Total minimum capital lease payments	$15,032

Collective Bargaining and Union Agreements
Approximately 69% of the Company’s employees either are subject to various collective bargaining agreements or are members of trade unions, employee associations or workers councils predominantly outside of the United States. Approximately 9% of those employees subject to collective bargaining agreements, or 6% of the Company’s total employees, are covered by agreements that are set to expire during 2016.
Legal Proceedings
The Company and its subsidiaries are involved in various legal matters, which have arisen in the ordinary course of business as a result of various labor claims, taxing authority reviews and other legal matters. As of December 31, 2015, the Company had accrued an immaterial amount in its financial statements for these matters for which (1) management believed the possibility of loss was either probable or possible and (2) was able to estimate the damages. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of our strategies related to these proceedings.
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

10. Stock-Based Compensation and Stockholders’ Deficit
The Company records stock-based compensation expense in accordance with ASC Topic 718, Accounting for Stock Compensation ("Topic 718") and has used the straight-line attribution method to recognize expense for time-based restricted stock units ("RSUs") and deferred stock units ("DSUs") and recognizes expense for the performance and market-based restricted stock units based on management's estimate of performance against the targets in each plan. The Company recorded stock-based compensation expense during the years ended December 31, 2015, 2014 and 2013 as follows:

	For the Years Ended December 31,
	2015	2014	2013
RSU and DSU Awards (1)	$2,740	$2,176	$1,457
Other Awards (2)	558	372	279
Total	$3,298	$2,548	$1,736

(1)	Related to RSUs and DSUs awarded to certain employees and non-employee directors.

(2)	This amount relates to options awarded on August 15, 2012 to the Chief Executive Officer.
The related tax impact on stock-based compensation was a tax benefit of $26, $28 and $7 for the years ended December 31, 2015, 2014 and 2013, respectively.
2010 Equity Incentive Plan
The Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”) in May of 2010. The 2010 Plan provides for the grant of awards consisting of any or a combination of stock options, stock appreciation rights, restricted stock, unrestricted stock or stock unit awards.

Long-Term Incentive Program—2015 LTIP

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

The market-based stock units whose vesting is subject to stock price performance of the Company (the “market-based stock units”) will vest based on the Company's total stock price change (plus dividends) over the three-year performance period of March 2, 2015 through March 2, 2018 (“TSR”) relative to the TSR over the same performance period of companies listed on the S&P Global Small Cap Index on the third anniversary of the grant date, or March 2, 2018. Market-based stock units that vest will convert into shares of the Company’s common stock and will be paid after the third anniversary of the grant date, or March 2, 2018. The amount of units that vest will range from 0% to 100% of the employee's total market-based stock units. If the Company’s TSR over the performance period is less than the 35th percentile TSR of companies in the S&P Global Small Cap Index, then no market-based units will vest. If the Company’s TSR over the performance period is equal to the 35th percentile TSR of the companies in the S&P Global Small Cap Index, then 50% of the market-based stock units will vest. Full payout at 100% of the market-based stock units will be made if the Company’s TSR over the performance period is equal to the 55th percentile TSR of companies in the S&P Global Small Cap Index. TSR performance between the 35th and 55th percentile TSR of companies in the S&P Global Small Cap Index will result in an interpolated payout percentage of the market-based stock units between 50% and 100%. At December 31, 2015, based on the current financial performance and current stock price of the Company, management performed a valuation on the performance-based and market-based stock units, and determined the estimated payout to be at 25.5%, or 12,454 shares for the performance-based stock units and 28.5%, or 13,920 shares for the market-based stock units.

Subject to early acceleration and payment under certain circumstances consistent with the terms of the Company’s 2015 - 2017 LTIP and LTIP Share Agreement thereunder, delivery of shares of common stock underlying the time-based and performance-based and market-based awards that become vested are subject to the participant’s continued service to the Company through March 2, 2018.

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

The market-based awards, which constitute 32.5% of the total award, were granted in the form of 56,029 market-based RSU's under the Company's 2010 Plan. These awards will vest, based on the performance of the Company's common stock against the performance of listed companies on the S&P Global Small Cap Index, on the third anniversary of the grant date, or May 8, 2017. These awards will convert into shares of the Company’s common stock and be paid after the close of the three-year performance period of May 8, 2014 through May 8, 2017. The shares that may vest will be up to 100%, with a lower threshold of a a 50% payout for 35th percentile performance and full payout at 100% for 55th percentile performance. Performance between the 35th and 55th percentile performance will result in an interpolated payout percentage between 50% and 100%.

At December 31, 2015, based on the current financial performance and current stock price of the Company, management performed a valuation on the performance-based and market-based stock units, and determined the estimated payout to be at 32.0%, or 17,929 shares for the performance-based stock units and 32.8%, or 18,378 shares for the market-based stock units.

Long-Term Incentive Program—2013 LTIP

On June 13, 2013, the Board approved the granting of awards under the 2013 Executive Long-Term Incentive Plan (the "2013 Executive LTIP") under the 2010 Plan. Awards under the 2013 Executive LTIP are both time-based and market-based and will be paid in the form of RSUs or shares of common stock of the Company. Time-based awards, or 50% of the total target award, were granted in the form of 179,571 time-based RSUs under the Company’s 2010 Plan. These time-based awards will cliff vest on March 11, 2016, and will be converted to common stock, net of applicable tax withholdings. Market-based awards, which constitute the remaining 50% of the total award, will vest depending on the Company’s common stock price performance during the three-year participant service period from March 11, 2013 through March 10, 2016. If the awards vest, they will convert into shares of the Company’s common stock and be paid after the close of the three-year period. At December 31, 2015, the Company's common stock price had exceeded all stock price performance targets and is expected to payout at 100% at the end of the three-year period.

Other Stock Compensation Plans

On August 15, 2012, the Company granted Mr. Bevis a sign-on award of 204,208 RSUs and options to acquire 781,701 shares of the Company's common stock, par value $0.001 per share. Both the RSUs and the options will vest over a three year period, beginning on the second anniversary of the August 15, 2012 grant date. The options have a 10-year term and an exercise price of $4.00 per share, the August 15, 2012 closing price of the Company's common stock on the New York Stock Exchange. On August 15, 2015, one third, or 68,063, of Mr. Bevis's RSUs vested and were converted to 35,596 shares of the Company's common stock, net of withholdings. In addition, on August 15, 2015, one third, or 260,541, of Mr. Bevis's options vested. Mr. Bevis exercised his options through a cashless exercise, and after withholding taxes, he received 99,632 shares of the Company's common stock.
Directors’ Deferred Stock Unit Plan
On March 15, 2011, the Board approved a new compensation plan for non-management directors (the “2011 DSU Plan”). Under this plan, each director is to receive an annual retainer of $132, to be paid on a quarterly basis in arrears. Half of the annual retainer is payable in DSUs, with the remaining half payable in cash. The non-management directors were awarded an aggregate 30,051 DSUs under the 2011 DSU Plan for service during the year ended December 31, 2015. In addition, in accordance with the 2011 DSU Plan, 21,931 DSUs were settled in common stock during the year ended December 31, 2015.

A summary of RSUs outstanding as of December 31, 2015 and their vesting dates is as follows.

Plan Description	Remaining Vesting Dates	Number of RSUs
DSUs	Vest immediately upon grant, on a quarterly basis	79,444
Executive time-based RSUs granted during 2013	March 10, 2016	172,573
Executive market-based RSUs granted during 2013	March 10, 2016	172,578
Time-based RSUs granted to CEO during 2012	August 15, 2016	68,082
Executive time-based RSUs granted during 2014	March 10, 2017	60,339
Executive market and performance based RSUs granted during 2014	March 10, 2017	112,058
Executive time-based RSUs granted during 2015	March 2, 2018	52,600
Executive market and performance based RSUs granted during 2015	March 2, 2018	97,682
		815,356

RSU activity during years ended December 31, 2013, 2014 and 2015, are presented below.

	Number of RSUs	Price Range of Grant- Date Fair Value Per RSU	Weighted Average Grant-Date Fair Value Price Per RSU
Outstanding, December 31, 2012	460,704	$4.04 – $21.69	$6.57
Granted	371,152	9.33 – 9.83	9.81
Forfeited	(47,602)	4.07 – 21.69	3.71
Issued or withheld for tax withholding purposes	(86,650)	4.07 – 21.69	11.26
Outstanding, December 31, 2013	697,604	4.04 – 21.69	6.57
Granted	176,118	12.00 - 15.05	12.06
Forfeited	(702)	4.07 – 21.69	3.71
Issued or withheld for tax withholding purposes	(134,296)	4.07 – 21.69	5.18
Outstanding, December 31, 2014	738,724	4.04 – 21.69	8.61
Granted	181,831	9.71 – 15.97	14.93
Forfeited	(282)	8.25	8.25
Issued or withheld for tax withholding purposes	(104,917)	4.04 – 9.71	5.35
Outstanding, December 31, 2015	815,356	$4.04 – $15.97	$10.93
Exercisable, December 31, 2015 (1)	79,444	$2.90 – $24.05	$9.71

(1)
The Company had 79,444 non-employee director DSUs that have vested, but have not yet been converted to common stock. These DSUs have a weighted average exercise price of $9.71, an intrinsic value of $320 and a total grant-date fair value of $771. As the non-employee director can elect to exercise these DSUs six months following their retirement from the Board of Directors, there is no definite weighted average life of these DSUs.

Assumptions
In accordance with Topic 718, the Company uses the following assumptions in determining compensation expense:
Grant-Date Fair Value

The Company calculates the grant-date fair value of time-based RSUs, performance-based RSUs and non-employee directors’ DSUs based on the closing price of the Company’s common stock on the date of grant.
Forfeitures
As the time-based and performance-based RSUs require continued employment or service up to the time of vesting, the amount of stock-based compensation recognized during a period is required to include an estimate of forfeitures. No estimate of forfeitures has been made for RSUs and DSU’s awarded to non-employee directors because they vest immediately upon grant. Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is related to employee attrition and based on a historical analysis of its employee turnover. This analysis is re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will be only for those shares that meet the requirements of continued employment up to the time of vesting. As of December 31, 2015, the forfeiture rates for the 2013, 2014 and 2015 plans are estimated at 0%.

As of December 31, 2015, there was approximately $1.9 million of total unrecognized compensation expense related to un-vested share-based awards which is expected to be recognized over a weighted average period of 1.52 years years.

The Company’s Credit Facility generally prohibits the payment of dividends and accordingly, no such payments were made during the years ended December 31, 2015 and 2014.

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
During 2015, we incurred restructuring expenses of $14.6 million, a decrease of $(3.5) million, or (19.3)% from $18.1 million in 2014. These included $4.4 million of charges related to the closure of the Joao Pessoa, Brazil clothing facility, $4.9 million of charges related to the closure of Warwick, Canada machine clothing facility, as described above, and $6.4 million of charges relating to headcount reductions and other costs relating to previously announced plant closures. These charges were partially offset by a gain of $1.1 million on the sale of the Joao Pessoa, Brazil machine clothing facility in the fourth quarter of 2015.
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

In the fourth quarter of 2015, the Company sold the Joao Pessoa facility for $2.8 million. Their carrying value at the time of sale was $1.7 million, and the Company recorded a gain on this sale of $1.1 million, which was an offset to restructuring expense on the Company's Consolidated Statement of Operations.

In the fourth quarter of 2014, the Company sold the France and Spain facilities for $2.1 million and $1.1 million, respectively. Their carrying values at the time of sale were $1.8 million and $0.2 million, and the Company recorded a gain on these sales of $0.9 million, which was an offset to restructuring expense on the Company's Consolidated Statement of Operations.

The Company expects to continue to review its business to determine if additional actions will be taken to further improve its cost structure. Restructuring expenses of approximately $11.0 million are estimated during 2016, primarily related to the continuation of streamlining the operating structure and improving long-term competitiveness of the Company. Actual restructuring costs for 2016 may substantially differ from estimates at this time, depending on actual operating results in 2016 and the timing of the restructuring activities.

The table below sets forth the significant components and activity in the restructuring program during the years ended December 31, 2015, 2014 and 2013:

2015	Balance at December 31, 2014	Charges (1)	Currency Effects	Cash Payments	Balance at December 31, 2015 (2)
Severance	$4,880	$8,006	$(728)	$(6,850)	$5,308
Facility costs and other	818	6,486	(122)	(6,279)	903
Total	$5,698	$14,492	$(850)	$(13,129)	$6,211
(1) Amount excludes $986 related to impairment charges, $243 in other non-cash charges and $(1,072) related to the gain on sale of certain asset sales.
(2) Amount included in Accrued Expenses on the Consolidated Balance Sheets at December 31, 2015.

2014	Balance at December 31, 2013	Charges (1)	Currency Effects	Cash Payments	Balance at December 31, 2014 (2)
Severance	$6,466	$13,095	$(786)	$(13,895)	$4,880
Facility costs and other	1,468	5,638	(333)	(5,955)	818
Total	$7,934	$18,733	$(1,119)	$(19,850)	$5,698
(1) Amount excludes $263 related to impairment charges and $(854) related to the gain on sale of certain asset sales.
(2) Amount included in Accrued Expenses on the Consolidated Balance Sheets at December 31, 2014.

2013	Balance at December 31, 2012	Charges (1)	Currency Effects	Cash Payments	Balance at December 31, 2013 (2)
Severance	$15,577	$10,574	$57	$(19,742)	$6,466
Facility costs and other	335	3,583	133	(2,583)	1,468
Total	$15,912	$14,157	$190	$(22,325)	$7,934
(1) Amount excludes $687 related to impairment charges.
(2) Amount included in Accrued Expenses on the Consolidated Balance Sheets at December 31, 2013.
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
Summarized financial information for the Company’s reportable segments is presented in the tables that follow for each of the three years ended December 31, 2015.

	Machine clothing	Roll Covers	Corporate	Eliminations	Total
2015
Net sales	$299,991	$177,252	$—	$—	$477,243
Depreciation and amortization (1)	$18,889	$8,754	$1,607	$—	$29,250
Segment Earnings (Loss)	$84,743	$35,045	$(16,061)	$—
Total assets	$441,742	$228,477	$627,121	$(746,966)	$550,374
Capital expenditures	$25,560	$17,914	$7,397	$—	$50,871
2014
Net sales	$347,003	$195,929	$—	$—	$542,932
Depreciation and amortization (1)	$23,457	$9,666	$1,169	$—	$34,292
Segment Earnings (Loss)	$89,305	$41,172	$(14,508)	$—
Total assets	$475,945	$222,355	$661,217	$(775,244)	$584,273
Capital expenditures	$22,964	$10,918	$11,336	$—	$45,218
2013
Net sales	$352,336	$194,556	$—	$—	$546,892
Depreciation and amortization (1)	$26,148	$10,133	$122	$—	$36,403
Segment Earnings (Loss) (2)	$79,852	$41,256	$(13,783)	$—
Total assets	$497,109	$229,105	$701,626	$(814,854)	$612,986
Capital expenditures	$18,799	$10,029	$15,317	$—	$44,145

(1)	Depreciation and amortization excludes amortization of financing costs, included in interest expense of $3,462, $3,303, and $2,963 for 2015, 2014 and 2013, respectively.

(2) During 2014, the Company adopted a global policy for allocating overhead costs to segments.  As a result of this change, segment earnings reclassifications were made to 2013 to be on a consistent basis with 2014 and 2015, increasing Clothing Segment Earnings and decreasing Rolls Segment Earnings by $3,922 or the year ending December 31, 2013.

Provided below is a reconciliation of Segment Earnings (Loss) to income before provision for income taxes for each of the three years in the period ended December 31:

	2015	2014	2013
Segment Earnings :
Machine clothing	$84,743	$89,305	$79,852
Roll Covers	35,045	41,172	41,256
Corporate	(16,060)	(14,508)	(13,783)
Stock-based compensation	(3,298)	(2,548)	(1,736)
Inventory write-off related to closed facilities	(587)	—	(954)
Idle facility asset impairment	(494)	—	(667)
Pension settlement losses	(1,108)	—	—
Plant startup costs	(3,886)	(1,521)	(401)
Non-recurring expenses	(2,570)	—	—
Interest expense, net	(38,413)	(36,768)	(40,681)
Depreciation and amortization (1)	(29,250)	(34,292)	(36,403)
Restructuring expenses	(14,649)	(18,142)	(14,844)
Loss on debt extinguishment	(388)	—	(3,123)
Income before provision for income taxes	$9,085	$22,698	$8,516

(1) Excludes amortization of deferred finance costs that are charged to interest expense.
Information concerning principal geographic areas is set forth below. Net sales amounts are for the years ended December 31, 2015, 2014 and 2013 and property, plant and equipment amounts are as of December 31, 2015, 2014 and 2013.

	North America	Europe	Asia Pacific	Other	Total
2015
Net sales	$185,929	$154,180	$91,471	$45,663	$477,243
Property, plant and equipment	$97,451	$100,022	$69,164	$30,446	$297,083
2014
Net sales	$207,839	$182,788	$101,596	$50,709	$542,932
Property, plant and equipment	$98,421	$113,217	$50,038	$41,941	$303,617
2013
Net sales	$208,746	$189,696	$101,516	$46,934	$546,892
Property, plant and equipment	$103,179	$125,857	$30,733	$49,895	$309,664

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

Xerium Technologies, Inc.
Consolidating Balance Sheet
At December 31, 2015
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
ASSETS
Current assets:
Cash and cash equivalents	$3,105	$(2)	$6,736	$—	$9,839
Accounts receivable, net	20	18,585	49,957	—	68,562
Intercompany (payable) receivable	(110,541)	113,736	(3,195)	—	—
Inventories	—	14,694	57,929	(925)	71,698
Prepaid expenses	510	1,330	4,809	—	6,649
Other current assets	—	2,849	14,020	—	16,869
Total current assets	(106,906)	151,192	130,256	(925)	173,617
Property and equipment, net	9,518	68,075	219,490	—	297,083
Investments	837,064	207,443	—	(1,044,507)	—
Goodwill	—	17,737	40,862	—	58,599
Intangible assets	—	1,389	158	—	1,547
Non-current deferred tax asset	—	—	9,325	—	9,325
Other assets	—	—	10,203	—	10,203
Total assets	$739,676	$445,836	$410,294	$(1,045,432)	$550,374

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Notes payable	$—	$—	$6,556	$—	$6,556
Accounts payable	2,642	11,100	26,954	—	40,696
Accrued expenses	12,661	9,668	33,747	—	56,076
Current maturities of long-term debt	2,663	1,937	810	—	5,410
Total current liabilities	17,966	22,705	68,067	—	108,738
Long-term debt, net of current maturities and deferred financing costs	451,923	—	10,547	—	462,470
Liabilities under capital lease	3,276	4,425	1,036	—	8,737
Non-current deferred tax liability	(1,515)	1,243	9,042	—	8,770
Pension, other post-retirement and post-employment obligations	19,950	2,619	41,037	—	63,606
Other long-term liabilities	—	—	11,123	—	11,123
Intercompany loans	341,412	(403,154)	61,742	—	—
Total stockholders’ (deficit) equity	(93,336)	817,998	207,700	(1,045,432)	(113,070)
Total liabilities and stockholders’ equity (deficit)	$739,676	$445,836	$410,294	$(1,045,432)	$550,374

Xerium Technologies, Inc.
Consolidating Balance Sheet
At December 31, 2014
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
ASSETS
Current assets:
Cash and cash equivalents	$605	$(15)	$8,927	$—	$9,517
Accounts receivable, net	50	22,358	60,661	—	83,069
Intercompany (payable) receivable	(107,064)	107,590	(526)	—	—
Inventories	—	17,310	67,016	(776)	83,550
Prepaid expenses	546	1,470	6,456	—	8,472
Other current assets	—	2,021	13,693	—	15,714
Total current assets	(105,863)	150,734	156,227	(776)	200,322
Property and equipment, net	12,365	59,448	231,804	—	303,617
Investments	782,633	229,109	—	(1,011,742)	—
Goodwill	—	17,737	44,190	—	61,927
Intangible assets	—	1,664	272	—	1,936
Non-current deferred tax asset	—	—	10,662	—	10,662
Other assets	—	364	5,445	—	5,809
Total assets	$689,135	$459,056	$448,600	$(1,012,518)	$584,273

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Notes payable	$—	$—	$244	$—	$244
Accounts payable	2,679	10,212	28,936	—	41,827
Accrued expenses	8,511	8,301	39,297	—	56,109
Current maturities of long-term debt	2,944	—	1,462	—	4,406
Total current liabilities	14,134	18,513	69,939	—	102,586
Long-term debt, net of current maturities and deferred financing costs	451,839	—	(770)	—	451,069
Liabilities under capital lease	3,503	440	2		3,945
Non-current deferred tax liability	97	1,035	9,284	—	10,416
Pension, other post-retirement and post-employment obligations	22,070	1,200	57,201	—	80,471
Other long-term liabilities	181	—	9,715	—	9,896
Intercompany loans	289,896	(401,482)	111,586	—	—
Total stockholders’ (deficit) equity	(92,585)	839,350	191,643	(1,012,518)	(74,110)
Total liabilities and stockholders’ equity (deficit)	$689,135	$459,056	$448,600	$(1,012,518)	$584,273

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive (Loss) Income
For the year ended December 31, 2015
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$167,986	$343,024	$(33,767)	$477,243
Costs and expenses:
Cost of products sold	(290)	116,041	206,379	(33,618)	288,512
Selling	1,073	19,804	43,537	—	64,414
General and administrative	14,022	4,968	37,260	—	56,250
Research and development	921	4,526	1,957	—	7,404
Restructuring	8,498	1,537	4,614	—	14,649
	24,224	146,876	293,747	(33,618)	431,229
(Loss) income from operations	(24,224)	21,110	49,277	(149)	46,014
Interest (expense) income, net	(38,239)	3,732	(3,906)	—	(38,413)
Foreign exchange (loss) gain	(73)	(410)	2,355	—	1,872
Equity in subsidiaries income	41,480	27,828	—	(69,308)	—
Loss on debt extinguishment	(388)	—	—	—	(388)
Dividend income	17,204	—	—	(17,204)	—
(Loss) income before provision for income taxes	(4,240)	52,260	47,726	(86,661)	9,085
Provision for income taxes	(140)	(861)	(12,464)	—	(13,465)
Net (loss) income	$(4,380)	$51,399	$35,262	$(86,661)	$(4,380)
Comprehensive (loss) income	$(1,925)	$53,194	$(4,742)	$(86,661)	$(40,134)

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

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive (Loss) Income
For the year ended December 31, 2013
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$182,935	$411,931	$(47,974)	$546,892
Costs and expenses:
Cost of products sold	(1,690)	125,834	261,157	(48,045)	337,256
Selling	—	22,672	50,676	—	73,348
General and administrative	8,114	4,958	47,143	—	60,214
Research and development	—	5,489	2,369	—	7,858
Restructuring	1,016	847	12,981	—	14,844
	7,440	159,800	374,326	(48,045)	493,520
(Loss) income from operations	(7,440)	23,135	37,605	72	53,372
Interest (expense) income, net	(32,279)	5,665	(14,067)	—	(40,681)
Foreign exchange loss	(585)	(172)	(295)	—	(1,052)
Equity in subsidiaries income	47,997	15,563	—	(63,560)	—
Loss on extinguishment of debt	(3,123)	—	—	—	(3,123)
Dividend income	—	1,555	—	(1,555)	—
Income before provision for income taxes	4,570	45,746	23,243	(65,043)	8,516
(Provision) benefit for income taxes	(417)	9	(3,955)	—	(4,363)
Net income	$4,153	$45,755	$19,288	$(65,043)	$4,153
Comprehensive income	$12,495	$46,059	$22,483	$(65,043)	$15,994

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows
For the year ended December 31, 2015
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net (loss) income	$(4,380)	$51,399	$35,262	$(86,661)	$(4,380)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock-based compensation	3,007	—	291	—	3,298
Depreciation	1,545	7,180	20,227	—	28,952
Amortization of other intangibles	—	275	23	—	298
Deferred financing cost amortization	3,367	—	95	—	3,462
Pension settlement losses	—	1,108			1,108
Unrealized foreign exchange gain on revaluation of debt	(3,426)	—	—	—	(3,426)
Deferred taxes	(196)	—	(2,589)	—	(2,785)
Asset impairment	61	421	1,054		1,536
(Gain) loss on disposition of property and equipment	4	(45)	(1,342)	—	(1,383)
Provision for doubtful accounts	—	266	851	—	1,117
Loss on extinguishment of debt	388	—	—	—	388
Undistributed equity in earnings of subsidiaries	(41,480)	(27,828)	—	69,308	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	29	3,508	1,697	—	5,234
Inventories	—	2,615	220	150	2,985
Prepaid expenses	36	139	582	—	757
Other current assets	—	(620)	(2,599)	—	(3,219)
Accounts payable and accrued expenses	(19)	2,254	941	—	3,176
Deferred and other long-term liabilities	459	1,282	(7,696)	—	(5,955)
Intercompany loans	(14,972)	(6,050)	21,022	—	—
Net cash (used in) provided by operating activities	(55,577)	35,904	68,039	(17,203)	31,163
Investing activities
Capital expenditures	(7,396)	(11,788)	(31,687)	—	(50,871)
Intercompany property and equipment transfers, net	8,588	(1,568)	(7,020)	—	—
Proceeds from disposals of property and equipment	157	117	2,992	—	3,266
Net cash provided by (used) in investing activities	1,349	(13,239)	(35,715)	—	(47,605)
Financing activities
Increase in notes payable	—	—	6,759		6,759
Proceeds from borrowings	73,094	4,076	22,778	—	99,948
Principal payments on debt	(75,318)	—	(12,740)	—	(88,058)
Payment of deferred financing fees	(893)	—	231	—	(662)
Payment of obligations under capital leases	(597)	(708)	(108)		(1,413)
Dividends paid	—	(15,410)	(1,793)	17,203	—
Intercompany loans	54,942	(10,610)	(44,332)	—	—
Other financing activities	5,500	—	(5,500)		—
Net cash provided by (used in) financing activities	56,728	(22,652)	(34,705)	17,203	16,574
Effect of exchange rate changes on cash flows	—	—	190	—	190
Net increase (decrease) in cash	2,500	13	(2,191)	—	322
Cash and cash equivalents at beginning of period	605	(15)	8,927	—	9,517
Cash and cash equivalents at end of period	$3,105	$(2)	$6,736	$—	$9,839

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows
For the year ended December 31, 2014
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net (loss) income	$(7,382)	$36,494	$10,122	$(46,616)	$(7,382)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock-based compensation	2,295	—	253	—	2,548
Depreciation	1,168	7,102	24,482	—	32,752
Amortization of other intangibles	—	1,430	110	—	1,540
Deferred financing cost amortization	3,227	—	76	—	3,303
Unrealized foreign exchange loss on revaluation of debt	(259)	—	—	—	(259)
Deferred taxes	330	—	(5,187)	—	(4,857)
Asset impairment	—	—	136		136
Loss (gain) on disposition of property and equipment	—	100	(1,136)	—	(1,036)
Gain on extinguishment of debt	—	—	—		—
Provision for doubtful accounts	—	67	207	—	274
Undistributed equity in earnings of subsidiaries	(38,777)	(8,014)	—	46,791	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(50)	(237)	(3,174)	—	(3,461)
Inventories	—	14	(8,848)	(175)	(9,009)
Prepaid expenses	(148)	(534)	(155)	—	(837)
Other current assets	514	(297)	(3,495)	—	(3,278)
Accounts payable and accrued expenses	(2,689)	(27)	3,313	—	597
Deferred and other long-term liabilities	(666)	28	(3,501)	—	(4,139)
Intercompany loans	(5,785)	2,928	2,857	—	—
Net cash (used in) provided by operating activities	(48,222)	39,054	16,060	—	6,892
Investing activities
Capital expenditures	(11,336)	(6,259)	(27,623)	—	(45,218)
Intercompany property and equipment transfers, net	17,290	(101)	(17,189)	—	—
Proceeds from disposals of property and equipment	—	79	3,351	—	3,430
Other investing activities	(26,100)	25,600	500		—
Net cash used in investing activities	(20,146)	19,319	(40,961)	—	(41,788)
Financing activities
Net decrease in notes payable	—	—	(7,168)		(7,168)
Proceeds from borrowings	85,463		16,696		102,159
Principal payments on debt	(56,743)	(12)	(15,198)	—	(71,953)
Payment of deferred financing fees	(729)	—	(795)	—	(1,524)
Payments under capitalized leases	(511)	(310)	—	—	(821)
Intercompany loans	54,423	(58,056)	3,633	—	—
Other financing activities	(17,050)	—	17,050
Net cash provided by (used in) financing activities	$64,853	$(58,378)	$14,218	$—	$20,693
Effect of exchange rate changes on cash flows	—	—	(1,996)	—	(1,996)
Net decrease in cash	(3,515)	(5)	(12,679)	—	(16,199)
Cash and cash equivalents at beginning of period	4,120	(10)	21,606	—	25,716
Cash and cash equivalents at end of period	$605	$(15)	$8,927	$—	$9,517

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows
For the year ended December 31, 2013
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net income	$4,153	$45,755	$19,288	$(65,043)	$4,153
Adjustments to reconcile net income to net cash used in) provided by operating activities:
Stock-based compensation	1,736	—	—	—	1,736
Depreciation	122	7,413	27,096	—	34,631
Amortization of other intangibles	—	1,682	90	—	1,772
Deferred financing cost amortization	(808)	—	3,771	—	2,963
Unrealized foreign exchange (gain) loss on revaluation of debt	(30)	(45)	1,781	—	1,706
Deferred taxes	327	—	(6,013)	—	(5,686)
Asset impairment	17	351	986		1,354
Gain on disposition of property and equipment	132	52	18	—	202
Loss on extinguishment of debt	3,123	—	—		3,123
(Credit) provision for doubtful accounts	—	(27)	452	—	425
Undistributed equity in earnings of subsidiaries	(47,998)	(15,562)	—	63,560	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	—	(1,189)	(5,094)	—	(6,283)
Inventories	—	(2,405)	(6,300)	(72)	(8,777)
Prepaid expenses	(239)	757	461	—	979
Other current assets	(530)	426	(1,340)	—	(1,444)
Accounts payable and accrued expenses	5,278	2,529	(2,563)	1,555	6,799
Deferred and other long-term liabilities	92	182	(1,813)	—	(1,539)
Intercompany loans	10,442	(2,509)	(7,933)	—	—
Net cash (used in) provided by operating activities	(24,183)	37,410	22,887	—	36,114
Investing activities
Capital expenditures	(15,317)	(5,315)	(23,513)	—	(44,145)
Intercompany property and equipment transfers, net	3	798	(801)	—	—
Proceeds from disposals of property and equipment	—	5	2,262	—	2,267
Other investing activities	(1,000)		1,009		9
Net cash used in investing activities	(16,314)	(4,512)	(21,043)	—	(41,869)
Financing activities
Proceeds from borrowings	199,321	—	—	—	199,321
Principal payments on debt	(105,558)	—	(93,791)	—	(199,349)
Payment of deferred financing fees	(3,246)	—	—	—	(3,246)
Intercompany loans	(52,371)	(32,943)	85,314	—	—
Net cash provided by (used in) financing activities	38,146	(32,943)	(8,477)	—	(3,274)
Effect of exchange rate changes on cash flows	—	(1)	(31)	—	(32)
Net decrease in cash	(2,351)	(46)	(6,664)	—	(9,061)
Cash and cash equivalents at beginning of period	6,471	36	28,270	—	34,777
Cash and cash equivalents at end of period	$4,120	$(10)	$21,606	$—	$25,716

14. Comprehensive Loss and Accumulated Other Comprehensive Loss
Comprehensive loss for the years ended December 31, 2015 and 2014 is as follows (net of taxes):

	Years Ended December 31,
	2015	2014
Net loss	$(4,380)	$(7,382)
Foreign currency translation adjustments	(46,968)	(38,878)
Pension liability changes under Topic 715	11,057	(17,135)
Change in value of derivative instruments	157	127
Comprehensive loss	$(40,134)	$(63,268)

The components of accumulated other comprehensive loss for the year ended December 31, 2015 are as follows (net of tax benefits of $7,021 in 2015.)

	Foreign Currency Translation Adjustment	Pension Liability Changes Under Topic 715	Change in Value of Derivative Instruments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2014	$(39,014)	$(46,816)	$(108)	$(85,938)
Other comprehensive loss before reclassifications	(46,968)	—	—	(46,968)
Amounts reclassified from other comprehensive (loss) income:
Amortization of actuarial losses	—	11,057	—	11,057
Amortization of interest expense	—	—	157	157
Net current period other comprehensive (loss) income	(46,968)	11,057	157	(35,754)
Balance at December 31, 2015	$(85,982)	$(35,759)	$49	$(121,692)

15. Quarterly Financial Data (Unaudited)

The following table presents our unaudited consolidated statements of operations data for each quarter in the two years ended December 31, 2015. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been made to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the notes thereto appearing elsewhere in this document. These operating results are not necessarily indicative of the results of operations that may be expected for any future period.

	For the Three Months Ended
	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014
			(in thousands, except per share data)
Net sales	$115,347	$117,739	$123,128	$121,029	$130,967	$138,858	$139,723	$133,384
Costs and expenses:
Cost of products sold	71,099	71,252	73,686	72,476	78,207	83,364	84,372	81,218
Selling	15,770	15,889	16,429	16,326	17,641	18,195	18,988	18,178
General and administrative	15,987	14,370	12,045	13,846	13,202	14,133	14,407	14,797
Research and development	1,709	1,841	1,892	1,962	2,004	1,909	2,044	1,946
Restructuring	1,916	5,001	5,509	2,224	2,430	3,466	7,595	4,651
Total operating costs and expenses	106,481	108,353	109,561	106,834	113,484	121,067	127,406	120,790
Income from operations	8,866	9,386	13,567	14,195	17,483	17,791	12,317	12,594
Other income (expense):
Interest expense, net	(10,269)	(9,775)	(8,705)	(9,664)	(9,782)	(9,412)	(8,917)	(8,657)
Loss on extinguishment of debt	(388)	—	—	—	—	—	—	—
Foreign exchange (loss) gain	(278)	2,059	(885)	977	98	367	(307)	(877)
Income before (provision) benefit for income taxes	(2,069)	1,670	3,977	5,508	7,799	8,746	3,093	3,060
(Provision) benefit for income taxes	(4,256)	(755)	(4,680)	(3,775)	3,360	(29,218)	(2,329)	(1,893)
Net (loss) income	$(6,325)	$915	$(703)	$1,733	$11,159	$(20,472)	$764	$1,167
Comprehensive (loss) income	$(6,428)	$(11,012)	$6,704	$(29,398)	$(23,785)	$(41,003)	$2,278	$(758)
Net (loss) income per common share—basic	$(0.40)	$0.06	$(0.05)	$0.11	$0.71	$(1.32)	$0.05	$0.08
Net (loss) income per common share—diluted	$(0.40)	$0.06	$(0.05)	$0.11	$0.71	$(1.32)	$0.05	$0.08

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1(1)*	Joint Prepackaged Plan of Reorganization, as confirmed by the bankruptcy court on May 12, 2010.
2.2(2)	Confirmation Order, dated May 12, 2010.
3.1(3)	Second Amended and Restated Certificate of Incorporation of Xerium Technologies, Inc.
3.2(4)	Amended and Restated By-Laws of Xerium Technologies, Inc.
4.2(5)	Form of Stock Certificate.
4.4(6)	Dividend Reinvestment Plan.
4.5(7)	Indenture among the Company, the guarantor parties thereto and U.S. Bank National Association as Trustee, dated May 26, 2011.
4.6(8)	Registration Rights Agreement among the Company, the guarantor parties thereto and the Initial Purchasers, dated May 26, 2011.
4.7(9)	Form of 8.875% Senior Notes due 2018 (included in exhibit 4.5).
10.1.1(10)	$200 million Term Credit Facility among the Company, certain direct and indirect U.S. subsidiaries of the Company, and certain financial institutions, dated May 17, 2013.
10.1.2(10)
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

10.5(11)	Director Nomination Agreement entered into by and among the Company, Carl Marks Strategic Investments, L.P., and Carl Marks Strategic Opportunities Fund, L.P., dated May 25, 2010.
10.11(12)+	2009 Director Restricted Stock Units Agreement dated as of June 9, 2009.
10.12(13)+	2009 Director Restricted Stock Units Agreement dated as of August 4, 2009.
10.13(14)+	2010 Equity Incentive Plan.
10.14(15)+	Amendment No. 1 to 2010 Equity Incentive Plan.
10.15(16)+	Amendment No. 2 to 2010 Equity Incentive Plan.
10.16(17)+	Performance Award Program for 2010.
10.17(18)+	Long Term Incentive Plan.
10.18(19)+	2011-2013 Long-Term Incentive Plan.
10.19(20)+	2012-2014 Executive Long-Term Incentive Plan.
10.20(21)+	Form of Time-Based Restricted Stock Units Agreement under the Long Term Incentive Plan.
10.21(22)+	2013-2015 Executive Long-Term Incentive Plan and Form of Award Agreement.
10.22(23)	Form of 2013 Management Incentive Plan.
10.23(24)+	Form of Independent Director Indemnification Agreement entered into between the Registrant and certain independent directors.
10.24(25)+	Form of 2010 Director Option Agreement.
10.25(26)+	Non-Management Director Compensation Policy.
10.26(27)+	Directors’ Deferred Stock Unit Plan.
10.27(28)+	Employment Agreement with Harold C. Bevis.
10.28(29)+	Restricted Stock Unit Agreement with Harold C. Bevis.
10.29(30)+	Option Agreement with Harold C. Bevis.
10.31(31)+	Employment Agreement with Clifford E. Pietrafitta.
10.32(32)+	Amended and Restated Employment Agreement with David Pretty.

Exhibit No.	Description of Exhibit
10.33(33)+	Amendment to Amended and Restated Employment Agreement with David Pretty.
10.34(34)+	Amendment No. 3 to Employment Agreement with David Pretty.
10.37(35)+	Employment Agreement with Eduardo Fracasso.
10.38(36)+	Employment Agreement with Kevin McDougall.
10.39(37)+	Amendment to Employment Agreement with Kevin McDougall.
10.40(38)+	Form of December 2011 Amendment to Employment Agreements with senior executive officers.
10.41(39)+	Employment Agreement with Michael Bly.
10.42(40)+	Employment Agreement with William Butterfield.
10.43(41)+	Form of 2014 Management Incentive Plan
10.44(42)+	Employment Agreements with Wern-Lirn "Paul" Wang
10.45(43)+	2014-2016 Executive Long Term Incentive Plan and Form of Agreement
10.46(44)	Second Amendment to Credit and Guaranty Agreement dated as of August 18, 2014
10.47(45)	Second Amendment to First Amended and Restated Revolving Credit and Guaranty Agreement, dated September 9, 2014.
10.48(46)	Amended and Restated Non-Management Director Compensation Policy
10.49(47)	Form of 2015 Management Incentive Plan Award Agreement
10.50(48)	Form of 2015 Long Term Incentive Plan Award Agreement
10.51(49)	Translated version of Fixed Asset Loan Agreement by and between Xerium China, Co., Ltd and Industrial and Commercial Bank of China Limited, Shanghai-Jingan Branch dated July 17, 2015.
10.52(50)	Translated version of Guarantee Agreement between Stowe Woodward (Changzhou) Roll Technologies Co. Ltd. and Industrial and Commercial Bank of China Limited, Shanghai-Jingan Branch dated July 17, 2015.
10.53(51)	Translated version of Guarantee Agreement between Xerium Asia Pacific (Shanghai) Limited and Industrial and Commercial Bank of China Limited, Shanghai-Jingan Branch dated July 17, 2015.
10.54	Revolving Credit and Guarantee Agreement, dated as of November 3, 2015
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2010, and incorporated herein by reference.
(2)	Filed as Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2010, and incorporated herein by reference.
(3)	Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(4)	Filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2015, and incorporated herein by reference.
(5)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.

(6)	Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on February 20, 2007, and incorporated herein by reference.
(7)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2011, and incorporated herein by reference.
(8)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2011, and incorporated herein by reference.
(9)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2011, and incorporated herein by reference.
(10)	Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 23, 2013, and incorporated herein by reference.
(11)	Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(12)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2009, and incorporated herein by reference.
(13)	Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2009, and incorporated herein by reference.
(14)	Filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(15)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2011, and incorporated herein by reference.
(16)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2013, and incorporated herein by reference.
(17)	Filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(18)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2010 and incorporated herein by reference.
(19)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011, and incorporated herein by reference.
(20)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2012, and incorporated herein by reference.
(21)	Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2010 and incorporated herein by reference.
(22)	Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2013, and incorporated herein by reference.
(23)	Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2013, and incorporated herein by reference.
(24)	Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2008, and incorporated herein by reference.
(25)	Filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2010, and incorporated herein by reference.
(26)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2013, and incorporated herein by reference.
(27)	Filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011 and incorporated herein by reference.
(28)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2012, and incorporated herein by reference.
(29)	Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2012, and incorporated herein by reference.
(30)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2012, and incorporated herein by reference.
(31)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011, and incorporated herein by reference.
(32)	Filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2009, and incorporated herein by reference.
(33)	Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011, and incorporated herein by reference.
(34)	Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2012, and incorporated herein by reference.

(35)	Filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K filed on March 26, 2010, and incorporated herein by reference.
(36)	Filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2010, and incorporated herein by reference.
(37)	Filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011, and incorporated herein by reference.
(38)	Filed as Exhibit 10.56 to the Registrant’s Registration Statement on Form S-4 filed on December 22, 2011, and incorporated herein by reference.
(39)	Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2013, and incorporated herein by reference.
(40)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2013, and incorporated herein by reference.
(41)	Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 8, 2014 and incorporated herein by reference.
(42)	Filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 8, 2014 and incorporated herein by reference.
(43)	Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 5, 2014 and incorporated herein by reference.
(44)	Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 18, 2014 and incorporated herein by reference.
(45)	Filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on November 3, 2014 and incorporated herein by reference.
(46)	Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 11, 2015 and incorporated herein by reference.
(47)	Filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 11, 2015 and incorporated herein by reference.
(48)	Filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on May 11, 2015 and incorporated herein by reference.
(49)
Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 22, 2015 and incorporated herein by reference.
Filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 22, 105 and incorporated herein by reference.

(50)	Filed as Exhibit 10.2 to the Registrant's Current Report on Form 10-Q filed on July 22, 2015 and incorporated herein by reference.
(51)	Filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on July 22, 2015 and incorporated herein by reference.
+	Management contract or compensatory arrangement or plan.
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

XERIUM TECHNOLOGIES, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS
For the years ended:

	Balance at Beginning of Year	Charged to Cost and Expense	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year

2015	$5,002	$1,117	$(641)	$(294)	$5,184
2014	$5,553	$274	$(579)	$(246)	$5,002
2013	$5,300	$425	$(47)	$(125)	$5,553

ALLOWANCE FOR SALES RETURNS
For the years ended:

	Balance at Beginning of Year	Charged to Revenue	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year

2015	$5,052	$2,173	$(687)	$(2,502)	$4,036
2014	$7,074	$5,453	$(6,937)	$(538)	$5,052
2013	$5,336	$7,660	$(397)	$(5,525)	$7,074

ALLOWANCE FOR CUSTOMER REBATES
For the years ended:

	Balance at Beginning of Year	Charged to Revenue	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year

2015	$1,595	$1,296	$(101)	$(1,105)	$1,685
2014	$1,314	$1,009	$(129)	$(599)	$1,595
2013	$1,364	$647	$(34)	$(663)	$1,314

INCOME TAX VALUATION ACCOUNT
For the years ended:

	Balance at Beginning of Year	Charged to (Credited to) Income Tax Provision	Effect of Foreign Currency Translation (1)	Deduction from Reserves	Balance at End of Year

2015	$102,795	$2,422	$(8,932)	$(1,955)	$94,330
2014	$99,859	$7,519	$2,042	$(6,625)	$102,795
2013	$112,143	$(2,973)	$(2,840)	$(6,471)	$99,859

(1) This includes amounts recorded to accumulated other comprehensive income (loss).