Form 10-K/A
period 2015-12-31
XERIUM TECHNOLOGIES INC
filed 2016-04-29
CIK 1287151

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
The registrant filed an Annual Report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”) on March 14, 2016, pursuant to which it incorporated by reference into Part III thereof portions of its definitive Proxy Statement for its 2016 Annual Meeting of Shareholders to be subsequently filed with the Securities and Exchange Commission (the “Proxy Statement”). The registrant has determined to amend the Form 10-K to include such Part III information in this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”), rather than incorporating it into the Form 10-K by reference to the Proxy Statement. Accordingly, Part III of the Form 10-K is hereby amended and restated in its entirety as set forth below.

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

TABLE OF CONTENTS
PART III    1
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE    1
ITEM 11. EXECUTIVE COMPENSATION    8
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS    23
ITEM 13. CERTAIN RELATIONSHIPS, RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE    33
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES    35
PART IV    36
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES    36

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The following table sets forth as to each of our directors: (i) positions with us and principal occupation during the past five years; (ii) other directorships, including any directorships held during the past five years, with publicly held companies or investment companies; (iii) age as of April 29, 2016; and (iv) period of service as a director.

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

		58	July 2012
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

		56	August 2012
Ambassador April H. Foley
Ambassador Foley has served as a director since May 25, 2010. Ambassador Foley served as the United States Ambassador to Hungary from 2006 to 2009. Prior to serving as U.S. Ambassador to Hungary, she held several positions at the Export-Import Bank of the United States. After first serving as a Director of the Bank, she was appointed to be First Vice President and Vice Chairman in 2003. Ambassador Foley also previously held various positions with PepsiCo, Inc. Since January 2015, Ms. Foley has served on the Board of Vista Outdoor Inc. She also previously served on the Board of Directors of Alliant Techsystems Inc., an aerospace and defense company. Ambassador Foley’s financial background and international experience, including an MBA from Harvard Graduate School of Business Administration and her public service for the federal government of the United States, qualify her to serve on the Board. Ambassador Foley’s extensive knowledge of international affairs, including the international financial system, enables her to offer valuable insight, judgment and perspectives in support of the Board’s oversight role and its other functions.
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

		70	December 2008
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
		69	May 2010
Alexander Toeldte
Mr. Toeldte has served as a director since January 1, 2016. He is currently an Operating Director at Paine & Partners, LLC, a private equity firm. Prior to this, he served as the President, Chief Executive Officer and a Director of Boise Inc. and Executive Vice President at Boise Cascade LLC. Mr. Toeldte's previous experience includes Executive Vice President of Fonterra Co-operative Group and Chief Executive of Fonterra Enterprises; and Chief Executive Officer of Fletcher Challenge Building and Fletcher Challenge Paper. In addition, Mr. Toeldte was a Partner of McKinsey & Company serving in the Toronto, Brussels, Montreal, and Stockholm offices. Mr. Toeldte is on the Board of Clearwater Paper Corporation. In addition, Mr. Toeldte is the Chairman of the Board of Jitasa, Inc., and is on the Board of Wevorce Inc., both of which are privately-held companies.
		56	January 2016
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

		58	May 2010

Executive Officers
The following table sets forth information regarding our executive officers as of April 29, 2016. On the date that our Chapter 11 petitions were filed, Messrs. Pretty and Fracasso were serving as executive officers of Xerium and, in some cases, executive officers of the Debtor Subsidiaries.

Name	Age	Position
Harold C. Bevis	56	President, Chief Executive Officer and Board Member
Clifford E. Pietrafitta	54	Executive Vice President and Chief Financial Officer
David Pretty	52	President – Xerium North America and Europe
Eduardo Fracasso	56	President – Xerium South America
Wern-Lirn "Paul" Wang	57	President – Xerium Asia
Michael Bly	49	Executive Vice President of Global Human Resources
William Butterfield	62	EVP and Chief Technology Officer
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

CORPORATE GOVERNANCE

Board Meetings and Director Attendance at the Annual Meeting

The Board held nine meetings during 2015. Each of the directors attended at least 75% of the aggregate of (i) the total number of meetings of the Board, and (ii) the total number of meetings held by all committees of the Board on which that director served during 2015 (in each case, which were held during the period for which he or she served as a director and/or a member of the applicable committee). We encourage our directors to attend Annual Meetings of Stockholders and believe that attendance at Annual Meetings of Stockholders is just as important as attendance at meetings of the Board and its committees. Five of our seven directors in office at the time attended the 2015 Annual Meeting of Stockholders.

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

Audit Committee. John F. McGovern is the Chair and Ambassador April H. Foley and Jay J. Gurandiano are the other current members of our Audit Committee. The Audit Committee met five times during 2015. The Board has determined that each member of our Audit Committee is independent and financially literate within the meaning of the rules and regulations of the NYSE. Furthermore, as required by the rules and regulations of the Securities and Exchange Commission (the “SEC”), no member of the Audit Committee receives, directly or indirectly, any consulting, advisory, or other compensatory fees from us other than Board and committee fees. The Board has determined that John F. McGovern is an “audit committee financial expert” within the meaning of the rules and regulations of the SEC. The Audit Committee operates pursuant to a written charter that is available free of charge on our website at www.xerium.com or by requesting a copy from Investor Relations, Xerium Technologies, Inc., 14101 Capital Boulevard, Youngsville, NC 27596.

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

Compensation Committee. Jay J. Gurandiano is the Chair and Alexander Toeldte, Roger A. Bailey and James F. Wilson are the current members of our Compensation Committee. The Compensation Committee met six times during 2015. The Board has determined that each member of the Compensation Committee is independent within the meaning of the rules and regulations of the NYSE. The Compensation Committee operates pursuant to a written charter that is available free of charge on our website at www.xerium.com or by requesting a copy from Investor Relations, Xerium Technologies, Inc., 14101 Capital Boulevard, Youngsville, NC 27596.

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

The report of the Compensation Committee is included in this Annual Report on Form 10-K/A under “Compensation Committee Report.”

Nominating and Governance Committee. Ambassador April H. Foley is the Chair and Alexander Toeldte and James F. Wilson are the other current members of our Nominating and Governance Committee. The Nominating and Governance Committee met five times during 2015. The Board has determined that each member of the Nominating and Governance Committee is independent within the meaning of the rules and regulations of the NYSE. The Nominating and Governance Committee operates pursuant to a written charter that is available free of charge on our website at www.xerium.com or by requesting a copy from Investor Relations, Xerium Technologies, Inc., 14101 Capital Boulevard, Youngsville, NC 27596.

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

In addition, we entered into a Director Nomination Agreement with Carl Marks, which enable it to designate one director for nomination to the Board.

Independent Director Meetings

In addition to the meetings of the committees of the Board described above, our independent directors met five times in executive session during 2015. These executive sessions were either held in connection with Board meetings or were separately called by Mr. Wilson, our Chairman during 2015. Our Corporate Governance Guidelines provide that these executive sessions be chaired by our independent Chairman, unless our Chairman is not independent at that time. The independent directors are currently Ambassador Foley and Messrs. Bailey, Gurandiano, McGovern, Wilson and Toeldte. The Board has established a procedure whereby interested parties may make their concerns known to the independent directors, which is described under “Policies on Communicating with Non-Management Directors and Reporting of Concerns Regarding Accounting and Other Matters.”

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, certain of our officers and persons who own more than 10% of our common stock to file reports of ownership of, and transactions in, our common stock with the SEC. Based on our review of the reports required under Section 16(a) we have received, we believe that all of our directors, officers, and persons owning more than 10% of our common stock complied with all reporting requirements applicable to them with respect to transactions in 2015.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion & Analysis

This Compensation Discussion & Analysis section presents an analysis, summary and overview of our compensation philosophy and objectives; our process for determining compensation levels and programs; the elements of our compensation programs; and the material decisions made in setting compensation for 2015 for our “Named Executive Officers” listed below. Following this section, we have included certain tables where you will find detailed 2015 compensation information for the Named Executive Officers.

Executive Summary

During 2015, Xerium’s primary objective was to improve the company’s Adjusted EBITDA (as defined in our credit facility) and to continue the multi-year repositioning plan we initiated in 2013 to improve our sales and share price.  These initiatives have generally been effective in improving our sales and share price, although 2015 was a challenging year for us and the industry as a whole, due to the continued significant declines in graphical grade and newsprint demand. As published by Numera Analytics, in 2015 versus 2014, newsprint production declined (9.4)% in Asia, (6.8)% in Europe, (4.7)% in South America and (13.1)% in North America.

To provide management the appropriate incentives to achieve the desired improvements, Xerium continued the use of an executive compensation program substantially similar to the 2014 program with certain limited design changes in 2015. Overall, the changes to the executive compensation programs introduced in 2015 were intended to enhance the level of alignment between our executives and shareholders and to bring our programs into closer alignment with competitive practices.

2015 Short-Term Incentive Compensation. For our annual short-term management incentive compensation program (referred to as the “2015 MIC”), Xerium used Adjusted EBITDA and Trade Working Capital as the performance measures and cash as the form of pay-out. The 2015 MIC is weighted towards the Adjusted EBITDA metric, which determines 75% of the 2015 MIC award. The remaining 25% of the 2015 MIC award is based on the Trade Working Capital metric. Under the

2015 MIC, we made payouts of 36.25% of target for our Named Executive Officers. The MIC payout percentage was determined to be 36.25% because the Company exceeded the Trade Working Capital Metric by 145%.

2015-2017 Executive Long-Term Incentive Plan. Our awards under our 2015 long-term incentive award plan (referred to as the “2015 LTIP”), consist of time-based and performance-based restricted stock units. Time-based awards made up 35% of the total award. These time-based awards will cliff vest on March 2, 2018, and will be converted to common stock, net of applicable tax withholdings.

Performance-based awards made up the remaining 65% of the total award. Half of the performance based awards under the 2015 LTIP are subject to a three-year cumulative Adjusted EBITDA metric and the other half of the performance based awards under the 2015 LTIP are subject to the performance of our stock price on the third anniversary of the grant date, or March 2, 2018.

The Adjusted EBITDA performance portion of the award measures our performance against a three-year cumulative Adjusted EBITDA metric during the term of the 2015 - 2017 Executive LTIP. These awards will convert into shares of our common stock and be paid after the close of a three-year performance period of January 1, 2015 through December 31, 2017. The amount of the payment will range from 0% to 100% of the employee's total Adjusted EBITDA performance shares. Upon attainment of cumulative Adjusted EBITDA equal to 80% or less of the target, none of the Adjusted EBITDA performance shares will vest. Upon attainment of more than 80% of the target, the adjusted EBITDA performance shares will begin vesting on a straight-line basis from 0% at 80% of the target to 100% at 100% of the target, up to a maximum payout of 100% of the Adjusted EBITDA performance shares.

The market-based performance portion of the award will vest, based on the performance of our stock price against the performance of listed companies on the S&P Global Small Cap Index, on the third anniversary of the grant date, or March 2, 2018. These awards will convert into shares of the Company’s common stock and be paid after the close of the three-year performance period of March 2, 2015 through March 2, 2018. The shares that may vest will be up to 100%, with a lower threshold of a 50% payout for 35th percentile performance and full payout at 100% for 55th percentile performance. Performance between the 35th and 55th percentile performance will result in an interpolated payout percentage between 50% and 100%.

A discussion of the 2015 LTIP and the awards granted to each Named Executive Officer appears below under “2015 Executive Compensation Components - Long-Term Compensation.”

Clawbacks. Each of our incentive plans, including the 2015 MIC and 2015 LTIP, included incentive clawback provisions. As explained more fully below under “Incentive Clawback Policies”, these provisions require participants to refund all or a portion of an award if the award was paid based on financial statements that are subsequently restated.

Named Executive Officers

Our Named Executive Officers for 2015 were:

•	Harold C. Bevis, President, Chief Executive Officer and Director

•	Clifford E. Pietrafitta, Executive Vice President and Chief Financial Officer

•	David Pretty, President-Xerium North America and Europe

•	Wern-Lirn "Paul" Wang, President-Xerium Asia

•	Kevin McDougall, Executive Vice President, General Counsel and Secretary

Kevin McDougall served as our Executive Vice President, General Counsel and Secretary in 2015. However, he left the Company on April 1, 2016.

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

This philosophy has generally led to a significant portion of each executive's compensation being “at risk” annually and over multi-year performance periods. With respect to 2015, the Compensation Committee designed executive compensation packages for executives, including the Named Executive Officers, which included both cash and stock-based compensation. While we had no specific policy or rigid formula regarding the proportion of total compensation that constitutes cash compensation or stock-based compensation, the Compensation Committee balanced these compensation elements to meet our stated compensation objectives. In determining the appropriate balance of cash and stock-based compensation, the Compensation Committee considered, among other things, the total amount of our equity that the executive officer held, the motivational value of various components of compensation to the executive officer, the compensation practices of other similarly situated companies, the cost to us of each compensation element, and the overall balance and reasonableness of the executive officer's total compensation package. The Compensation Committee also assessed the potential share dilution resulting from “at plan” award levels of equity compensation. Finally, in setting compensation levels, the Compensation Committee aims to set fixed compensation, such as base salary, and variable incentive compensation close to the 50th percentile level of comparable companies for similar executive positions.

The primary components of our executive compensation include:

Component	Purpose	Characteristics
Base Salary	To attract and retain talented executives and to reward their scope of responsibilities, experience and industry knowledge.	Fixed cash compensation. Generally and over time, targeted at the 50th percentile for similar executive positions at comparable companies.

Short-Term Incentive Compensation
To motivate and reward executives to achieve or exceed annual goals, generally a corporate financial performance metric. In 2015, we used Adjusted EBITDA and Trade Working Capital as performance metrics. 75% of the Short-Term Incentive Compensation award was determined by Adjusted EBITDA and 25% of the award was determined by Trade Working Capital.

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
Consists of a mix of time-based and performance-based equity awards. Compensation realized depends on continued service with the company and company performance and company stock price over three-year periods.

Other (including benefits)	To attract and retain executives.	Employee benefits such as life insurance, retirement benefits, car allowances, country club dues and relocation expenses.

2015 “At Risk”Compensation. Approximately 75.6% of our Chief Executive Officer’s 2015 total targeted direct compensation (consisting of base salary, short-term and long-term incentive awards) and approximately 50.1% of the average 2015 targeted total direct compensation for our other Named Executive Officer who served as an executive officer throughout 2015 was “at risk”, meaning that the receipt of such compensation was not guaranteed, but was contingent upon future events when granted.

For purposes of this graph, average NEO total targeted direct compensation includes the following elements of compensation of our Named Executive Officers: salary, targeted long-term incentive compensation and targeted short-term incentive compensation.

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

Role of Say-on-Pay Vote. At our 2014 Annual Meeting of Stockholders, we held a stockholder advisory vote to approve our 2013 executive compensation program, and 76.4% of the shares represented at the meeting voted to approve the program. Because our 2015 programs had a similar mix of compensation elements to that of 2013, the Compensation Committee felt that their structures were appropriate and should not be reconsidered. Due to the support received and the similarities from year-to-year in our executive compensation structures, the 2014 advisory vote has had no measurable impact on our deliberations approving our 2014 or 2015 executive compensation programs.

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

Compensation Consultant. The Compensation Committee has engaged Willis Towers Watson, an independent executive compensation consultant, to analyze our executive compensation structure and plan designs, and to assess whether the compensation programs are competitive and support the Committee’s goal to align shareholders’ interests with those of the Named Executive Officers. Willis Towers Watson also directly provides the Compensation Committee with market data, which the Compensation Committee references when determining compensation for named executive officers.

Benchmarking and Comparative Analysis. To assist in evaluating and setting compensation in 2015, Willis Towers Watson conducted an annual review of our cash and equity compensation programs for the Chief Executive Officer and other executive officers. Willis Towers Watson provided the Compensation Committee with relevant market data to consider in the context of analyzing the compensation of the executive officers.

Willis Towers Watson provided to the Compensation Committee comparative compensation data for our top executive positions at the 25th, 50th, and 75th percentile levels based on a general industry published survey analysis. The Compensation Committee used this general industry survey as its primary reference in making 2015 compensation decisions. The Compensation Committee was not aware of the constituent companies in the Willis Towers Watson survey. The compensation components considered in the benchmarking analysis were base salary, target bonus as a percentage of base salary, target total cash compensation, grant value of long-term incentives, and target total direct compensation.

In addition to the general industry survey data, Willis Towers Watson also conducted a benchmarking analysis with respect to our Named Executive Officers based on a peer-group study of the publicly disclosed cash and equity compensation practices of 21 publicly held companies in the manufacturing industry. The companies included in the study were the following:

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

Representatives of Willis Towers Watson have periodically attended meetings of the Compensation Committee. In utilizing Willis Towers Watson, no conflicts of interest were raised between them and the Company and Willis Towers Watson did not provide any additional consulting or other services to the Company in an amount exceeding $120,000. The Compensation Committee has in the past and may in the future retain the services of third-party executive compensation specialists, as the Committee sees fit, in connection with the establishment of cash and equity compensation and related policies. Additionally, in accordance with its charter, the Compensation Committee formally assessed the independence of Willis Towers Watson in 2015 using the criteria promulgated by the New York Stock Exchange and determined the consultant to be independent.

2015 Executive Compensation Components

For 2015, the principal components of compensation for our Named Executive Officers were base salary, short-term incentive compensation, and long-term equity based awards. Executive officers also received a variety of benefits. These include benefits that are available generally to all salaried employees in the geographical location where the executive officer is based, as well as benefits available only to executive officers generally or a particular executive officer.

In general, for 2015 we did not have a policy or target for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation, or among the different forms of non-cash compensation. Instead, the Compensation Committee, in consultation with the Chief Executive Officer and Willis Towers Watson, determined what it believed to be the appropriate level and mix of the various compensation components. While the particular compensation objectives that each element of executive compensation served are set forth below, the Compensation Committee believed that each element of compensation, to a greater or lesser extent, served each of the objectives of our executive compensation program. Our goal was to provide our executive officers with compensation opportunities that were based upon our performance and their contribution to our performance.

Base Salary. The Compensation Committee annually reviews and approves the base salary of the Chief Executive Officer and our other executive officers.

In making salary determinations, the Compensation Committee considers various factors such as our performance, the executive's performance, employment contracts (as applicable), his responsibilities and leadership, years of experience, competitive salaries within the marketplace, and the executive's total compensation package. Based on these factors, the Compensation Committee determined that there would be no base salary merit increases for our other named executive officers in 2015.

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

Short-Term Incentive Compensation. The Compensation Committee believes that a substantial portion of the potential annual compensation of each executive officer should be in the form of annual performance-based incentives. Awards are based on achievement of performance goals established in the beginning of the year and are targeted for each participant as a percentage of base salary with targets ranging from 50% to 100% for the Named Executive Officers. These target ranges have been set based on the market data previously discussed and based on the executives expected contribution to performance. In 2015, potential payments ranged from 0-150% of the target award depending on whether results fell short of a threshold performance level or exceeded the targeted performance goal and, for 2015 individual awards could be further adjusted up or down based on individual contributions, provided that individual adjustments netted to zero so the total pool of awards did not exceed 150% of the target pool. This range of potential award payments underscores the Committee’s belief that no payments should be earned if performance fails to meet minimum expectations and that the top of the range should reward exceptional performance.

Our short-term incentive compensation awards support our compensation philosophy by motivating our executives to achieve performance goals that contribute to the Company’s short-term and long-term objectives and acts as a financial incentive to attract and retain executive talent.

2015 Management Incentive Compensation Program. In March 2015, we adopted the 2015 MIC, which is our primary short-term incentive program. Each award under the 2015 MIC was entirely performance-based and vested only if (i) the participant remained continuously employed with us through December 31, 2015 and (ii) the performance criteria, detailed below, were met. The Compensation Committee selected each of our executive officers, as well as certain other key employees, as participants in the 2015 MIC after consultation with the Chief Executive Officer. Under the 2015 MIC, each participant was assigned a specific target award equal to a percentage of his or her then-current base cash compensation (pro-rated for any partial year of service during 2015) and the specified target award percentages for the Named Executive Officers were as follows:

Name		Specified Target Award as Percentage of Salary
Harold C. Bevis	1	100%
Clifford E. Pietrafitta	0.5	50%
David Pretty	0.5	50%
Kevin McDougall	0.5	50%
Wern-Lirn "Paul" Wang	0.5	50%

We paid awards earned under the 2015 MIC in cash. We determined payouts under the 2015 MIC based on our performance against an Adjusted EBITDA metric (as defined in our credit facility) and a Trade Working Capital metric, each on a sliding scale adjusted at the end of the year to reflect currency fluctuations relative to the U.S. Dollar in all markets. The 2015 MIC is weighted towards the Adjusted EBITDA metric, which determines 75% of the 2015 MIC award. The remaining 25% of the 2015 MIC award is based on the Trade Working Capital metric.

The Compensation Committee set the target Adjusted EBITDA metric at $122 million. As shown below, the sliding scale provided for payouts ranging from 0% of the potential target award under the target metric if Adjusted EBITDA was achieved at or less than a minimum threshold level, which was $116 million for 2015. The payouts increased on a straight line basis for achievement of Adjusted EBITDA above the minimum threshold level, up to the target threshold and then would increase on different straight line basis for achievement of Adjusted EBITDA up to 150% of the potential target award if we achieved Adjusted EBITDA at a maximum level, which was $128 million for 2015. Additionally, the Committee could adjust individual awards up or down by 20% based on an individual’s particular contributions during the year. Individual adjustments, however, could only be made on a zero-sum basis so that the total award pool would not exceed 150% of the target pool.

The Compensation Committee set the target Trade Working Capital metric at 26.2% of sales. As shown below, the sliding scale provided for payouts ranging from 0% of the potential target award under the target metric if Trade Working Capital was achieved at or less than a minimum threshold level, which was 27.2% for 2015. The payouts increased on a straight line basis for achievement of Trade Working Capital above the minimum threshold level, up to the target threshold and then would increase on different straight line basis for achievement of Trade Working Capital up to 150% of the potential target award if we achieved Trade Working Capital at a maximum level, which was 25.2% for 2015. Additionally, the Committee could adjust individual awards up or down by 20% based on an individual’s particular contributions during the year. Individual adjustments, however, could only be made on a zero-sum basis so that the total award pool would not exceed 150% of the target pool.

The Compensation Committee accepted the Chief Executive Officer's recommendations on each individual participants' awards under the 2015 MIC, with the exception of the award to the Chief Executive Officer, which the Compensation Committee determined on an independent basis.

In setting the Adjusted EBITDA and Trade Working Capital performance targets, our Compensation Committee believed the targets were reasonable proxies for our likely performance for 2015, based on our internal business segment and geographic region forecasts available at the time the 2015 MIC was adopted. The Compensation Committee also believed that the Adjusted EBITDA target and Trade Working Capital target were reasonably attainable, but not assured, as achievement would require, among other things, high levels of operational performance and effective responses to short-term market changes and challenges. In 2015, after adjusting actual results by the currency exchange rates in effect and other permitted adjustments when the targets were established, we achieved Adjusted EBITDA of $103.7 million, which was below the minimum threshold of $116 million, and we achieved a Trade Working Capital of 25.3%, which is better than the target level of 26.2% and only slightly higher than the maximum level of 25.2%. After assessing individual performances, the Compensation Committee and the Chief Executive Officer determined not to adjust individual awards up or down.

The performance goals for the 2015 MIC were as follows:

The performance goals for the Trade Working Capital metric under the 2015 MIC, which determined 25% of the 2015 MIC award, were as follows:

2015 MIC awards earned were as follows:

Named Executive Officer	2015 MIC Target	2015 MIC Payout
Harold C. Bevis	$665,000	$241,063
Clifford E. Pietrafitta	$177,500	$64,344
David J. Pretty	$202,500	$73,406
Kevin McDougall	$165,000	$59,813
Wern-Lirn "Paul" Wang	$150,000	$54,375

Long-Term Compensation. As part of our executive compensation philosophy, we seek to create long-term performance incentives for our executive officers by aligning their economic interests with the interests of stockholders through time- and performance-based awards that vest over a three-year period provided the executive remains with the company and the pre-established performance thresholds are met. Consistent with the terms of our employment agreement with Mr. Bevis, the Compensation Committee awarded Mr. Bevis annual long-term compensation awards equal to the greater of 200% of his then-current base salary or $1,400,000. For the other Named Executive Officers, the Compensation Committee chooses the size and mix of time- and performance-based awards based on the executive’s role and positioning relative to the competitive market, as discussed above.

Besides aligning our executives’ financial interests with the interests of stockholders, our long-term equity awards support our stock ownership guidelines (discussed below) and provide an incentive for our executives to remain with Xerium over the performance periods.

2015 - 2017 Executive Long-Term Incentive Plan. In 2015, the Compensation Committee adopted the 2015 LTIP applicable to a 2015 - 2017 performance period, which is our primary long-term compensation program. Awards granted in 2015 under the 2015 LTIP were made under the 2010 Equity Incentive Plan (the “2010 Plan”). For the 2015 LTIP, our President and Chief Executive Officer made recommendations to the Compensation Committee regarding the participants to be selected and the award terms.

2015 LTIP awards consists of time-based and performance-based components. The Compensation Committee set a specific total target award, expressed as a dollar amount, for each participant in the 2015 LTIP. Based on this target award amount, the number of time- and performance-based restricted stock units (“RSUs”) to be awarded to each Named Executive Officer was determined by dividing the value of the target award by the stock price on the grant date. For the 2015 LTIP, the resulting number of RSUs were split among time-based andperformance-based RSUs at 35%, and 65% of the total award, respectively. The performance-based RSUs were split equally under awards subject to an Adjusted EBITDA metric and awards subject to a market price metric.% Awards for the three-year performance period (2015-2017) are intended to qualify for the performance-based compensation exception under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”)

The time-based RSUs will vest in one installment on March 2, 2018, and will be converted into shares of common stock when they vest. The time-based RSUs typically will only vest if the participant continues to be employed by us on the vesting date, but are subject to earlier vesting in certain circumstances. In particular, in the event the participant's employment terminates as a result of a “Change of Control” (as defined in the applicable RSU agreement), the entire unvested portion of the award shall become vested on the termination date. If the participant ceases to be employed by us prior to a vesting date as a result of resignation, dismissal or any other reason, then the unvested portion of the award will be forfeited automatically. In the event of termination of the participant's employment by us without “Cause” or termination for “Good Reason” (each as defined in the applicable RSU agreement), a pro rata percentage of the unvested portion of the award will become vested on the date of termination.

The performance-based RSUs typically will vest only if (i) the participant remains continuously employed with us through March 2, 2018, subject to the earlier vesting conditions described above and (ii) certain performance criteria, described below, are met. Vested RSUs will be converted into shares of our common stock (“Performance Shares”) after the close of the three-year performance period. The number of performance shares paid out will be determined by our performance against a stock price performance metric for the three-year performance period, as set by the Compensation Committee.

The targeted Adjusted EBITDA performance portion of the award measures our performance against a three-year cumulative Adjusted EBITDA metric, adjusted for currency fluctuations during the term of the 2015 - 2017 Executive LTIP. These awards will convert into shares of our common stock and be paid after the close of a three-year performance period of January 1, 2015 through December 31, 2017. The amount of the payment will range from 0% to 100% of the employee's total

Adjusted EBITDA performance shares. Upon attainment of cumulative Adjusted EBITDA equal to 80% or less of the target, none of the Adjusted EBITDA performance shares will vest. Upon attainment of more than 80% of the target, the adjusted EBITDA performance shares will begin vesting on a straight-line basis from 0% at 80% of the target to 100% at 100% of the target, up to a maximum payout of 100% of the Adjusted EBITDA performance shares.

Market-based awards will vest only if (i) the participant remains continuously employed with us through March 2, 2018, subject to the earlier vesting conditions described above and (ii) certain stock price-based criteria, described below, are met. The number of shares paid out from market-based awards will be determined based on the performance of our stock price against the performance of listed companies on the S&P Global Small Cap Index, on March 2, 2018. These awards will convert into shares of the Company’s common stock and be paid after the close of the three-year performance period of March 2, 2015 through March 2, 2018. The shares that may vest will be up to 100%, with a lower threshold of a 50% payout for 35th percentile performance and full payout at 100% for 55th percentile performance. Performance between the 35th and 55th percentile performance will result in an interpolated payout percentage between 50% and 100%.

As compared to our previous long-term incentive plans, the Compensation Committee chose to diversify the performance criteria. Rather than using Adjusted EBITDA as the sole performance measure, as was the case in the 2012 long-term incentive plan, and using stock price performance, as was the case in the 2013 long-term incentive plan, the Compensation Committee determined that awards under the 2015 LTIP should be based both on the our Adjusted EBITDA performance and our stock price against the performance of listed companies on the S&P Global Small Cap Index. We believe that the three different components of our 2015 LTIP promotes three of the most important elements of our compensation philosophy - employee loyalty and retention, financial growth, and shareholder value.

The following table sets forth the number of time-based restricted stock units, performance-based stock units and market-based stock units awarded to our Named Executive Officers in 2015.

Name	Time-Based RSUs(1)	Performance-Based RSUs(2)	Market-Based RSUs (3)
Harold C. Bevis(4)	30,683	28,491	28,490
Clifford E. Pietrafitta	4,931	4,579	4,579
David J. Pretty	6,027	5,596	5,596
Kevin McDougall	1,096	1,018	1,107
Wern-Lirn "Paul" Wang	3,288	3,053	3,052

(1) Time-based awards under the 2015 LTIP represent restricted stock units that vest in one installment on March 2, 2018.
(2) Performance-based awards under the 2015 LTIP represent stock units that vest if the participant remains continuously employed through December 31, 2017 and if certain performance criteria are met. As described above, depending on the level of performance achieved, the participant may receive Performance Shares up to 100% of the number of stock units listed in this column after the conclusion of the three-year performance period.
(3) Market-based awards under the 2015 LTIP represent stock units that vest if the participant remains continuously employed through March 2, 2018 and if certain stock price criteria are met. As described above, depending on the level of stock price achieved, the participant may receive shares underlying market-based RSUs in an amount up 100% of the number of stock units listed in this column after the conclusion of the three-year performance period.
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

401(k) Plans. Our Named Executive Officers resident in the United States participate in a tax-qualified defined contribution plan for non-union employees with a cash or deferred arrangement intended to qualify under Section 401(k) of the Code. The Named Executive Officers became eligible to participate in the plan after completing two months of employment with us. Each participant in the plan may elect to defer, in the form of contributions to the plan, up to the statutorily prescribed annual limit of compensation that would otherwise be paid to the participant in the applicable year. In 2015, under the plan in which our Named Executive Officers participate, we made a matching contribution of 100% of the first three percent of such participant's compensation and 50% of the next two percent of such participants compensation.

Retirement Benefits. We maintain a pension plan for U.S. salaried employees, including certain of our executive officers (the “non-union U.S. pension plan”). The non-union U.S. pension plan is a funded, tax-qualified, noncontributory defined-benefit pension plan and is described in more detail below under the heading “Pension Benefits.” On September 24, 2008, we announced that we were freezing pension benefit accruals under the non-union U.S. pension plan effective December 31,

2008, so that future service beyond December 31, 2008 would no longer be credited under the non-union U.S. pension plan. Employees who were vested as of December 31, 2008 were entitled to their benefit earned as of December 31, 2008. Mr. Pretty was vested as of December 31, 2008. No other Named Executive Officers were participants.

Perquisites and Other Personal Benefits. We provide the Named Executive Officers with perquisites and other personal benefits that the Compensation Committee believes are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior executive employees for key positions. These benefits include premiums paid for term life insurance policies, car allowances or an automobile for personal use, country club dues, housing and relocation expenses and annual physical exams. Attributed costs of the personal benefits described above for the Named Executive Officers for the fiscal year ended December 31, 2015, are included in the next to last column of the Summary Compensation Table below.

Employment Agreements. We have entered into Employment Agreements with certain key employees, including the Named Executive Officers, The employment agreements for the Named Executive Officers are described below under the heading “Employment Agreements and Potential Payments Upon Termination or Change in Control.” These agreements include severance arrangements and, in some cases, the level of severance is dependent upon the proximity of termination to a Change in Control (as defined in the applicable agreement). We believe that these arrangements support our ability to attract and retain superior executive employees and, if a change in control were to occur, would enhance our value by keeping our management team intact and focused on the best interests of the stockholders, rather than their own job security.
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

 Tax and Accounting Implications

Deductibility of Executive Compensation. In establishing compensation, the Compensation Committee takes into account the provisions of Section 162(m) of the Code, which exempts some performance-based compensation from the $1 million deduction limit. The Compensation Committee may, however, approve compensation that does not qualify for the exemption to attract and retain executives or for other reasons. For example, the Compensation Committee approved the 2012 LTIP and 2011 LTIP, which do not qualify for the Section 162(m) exemption, however the performance-based portion of the 2015 LTIP is intended to qualify for the Section 162(m) exemption. In determining whether to structure incentive awards to qualify as performance-based compensation within the meaning of Section 162(m) of the Code, the Compensation Committee balances the benefits of the awards qualifying as performance-based compensation, within the meaning of Section 162(m) of the Code, and the overall goal of structuring awards designed both to incentivize the executives and to increase stockholder value. For a discussion of the 2015 MIC and 2015 LTIP, see the section "Short-Term Incentive Compensation" and “Long-Term Compensation” earlier in this Compensation Discussion & Analysis.

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

Narrative Disclosure of Our Compensation Policies and Practices As They Relate to Our Risk Management

During 2015, we conducted a risk assessment of our compensation policies and practices to ensure that they do not foster risk taking above the level of risk associated with our business model. We believe that risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on us. For additional information with respect to our risk management process, please see the section “Board Oversight and Risk Management” above.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K/A with management, and based upon such review of and discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for filing with the SEC.

The foregoing report is provided by the following directors, who constitute the Compensation Committee:

Mr. Jay J. Gurandiano, Chair
Mr. Alexander Toeldte
Mr. Roger A. Bailey
Mr. James F. Wilson

Summary Compensation Table

The following table sets forth information with respect to the compensation for our Named Executive Officers—our Chief Executive Officer, our Chief Financial Officer, and each of our three other most highly compensated executive officers (based on 2015 compensation) who were serving as executive officers at the end of 2015.

Please see the section “Compensation Philosophy and Objectives” in Compensation Discussion & Analysis for additional information with respect to the proportionate elements of total compensation.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards(1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (2) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(3) ($)		All Other Compensation ($)		Total ($)
Harold C. Bevis	2015	$665,000	$—		$1,400,000	$—	$241,063			$38,344	(4)	$2,344,407
President, Chief Executive Officer and Director	2014	$665,000	$—		$1,400,000	$—	$556,671	$—		$40,412		$2,662,083
	2013	$665,000	$—		$1,400,000	$—	$965,713	$—		$83,333		$3,114,046

Clifford E. Pietrafitta	2015	$355,000	$—		$225,000	$—	$64,344	$—		$25,238	(5)	$669,582
Executive Vice President and Chief Financial Officer	2014	$355,000	$—		$75,000	$—	$148,585	$—		$28,039		$606,624
	2013	$340,000	$—		$75,000	$—	$246,874	$—		$29,681		$691,555

David Pretty	2015	$405,000	$225,000	(6)	$275,000	$—	$73,406	$—	(7)	$25,238	(8)	$1,003,644
President – Xerium North America and Europe	2014	$405,000	$—		$100,000	$—	$169,512	$52,531		$26,507		$753,550
	2013	$405,000	$—		$75,000	$—	$294,071	$—		$29,307		$803,378

Paul Wang	2015	$300,000	$—		$150,000	$—	$54,375	$—		$249,033	(9)	$753,408
President - Xerium Asia	2014	$300,000	$—		$150,000	$—	$96,647	$—		$148,683		$695,330

Kevin McDougall	2015	$330,000	$—		$50,000		$59,813			$21,945	(10)	$461,758
Executive Vice President, General Counsel and Secretary

(1)
The amounts in this column reflect the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”) of the stock awards granted to our Named Executive Officers during 2013, 2014, and 2015, excluding the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in Note 10 to our audited financial statements for the fiscal year ended December 31, 2015. The amounts set forth may be more or less than the value ultimately realized by the Named Executive Officer based upon, among other things, the value of our common stock at the time of vesting of restricted stock unit awards, whether we achieve certain performance goals and whether such awards actually vest. For the performance-based portion of awards under the 2013 LTIP, the 2014 LTIP, or the 2015 LTIP, the amount reported is the grant date fair value based upon the probable outcome of such conditions at the time of grant in 2013, 2014, and 2015 respectively. For awards granted under the 2015 LTIP, 35% of the awards were granted in the form of time-based restricted stock units and 65% were granted in the form of performance-based restricted stock units.

(2)
Represents the cash award earned by each executive pursuant to the terms of our Management Incentive Compensation Plan. In 2015, each Named Executive Officer received awards equal to 36.25% of their targeted awards.

(3)
The amounts in this column represent changes in pension value from the prior year. None of our Named Executive Officers received any preferential earnings on nonqualified deferred compensation in 2015.

(4)
Includes $21,304 in respect of employer contributions to Mr. Bevis' 401(k) account and $1,260 in respect of premiums for group term life insurance policies for the benefit of Mr. Bevis. In addition, reflects perquisites and other personal benefits in the aggregate amount of $15,780, which includes (i) $9,602 associated with an automobile allowance; and (ii) $6,178 associated with country club dues.

(5)
Includes $10,600 in respect of employer contributions to Mr. Pietrafitta's 401(k) account and $1,260 in respect of premiums for group term life insurance policies for the benefit of Mr. Pietrafitta. In addition, reflects perquisites and other personal benefits in the aggregate amount of $13,378, which includes (i) $7,200 associated with an automobile allowance; and (ii) $6,178 associated with country club dues.

(6)	Consists of a retention bonus in the amount of $225,000 paid to Mr. Pretty, which was met upon Mr. Pretty's continued employment on August 15, 2015.

(7)	The value of the pension plan for Mr. Pretty decreased by $10,337 during the year ended December 31, 2015.

(8)
Includes $10,600 in respect of employer contributions to Mr. Pretty's 401(k) account and $1,260 in respect of premiums for group term life insurance policies for the benefit of Mr. Pretty. In addition, reflects perquisites and other personal benefits in the aggregate amount of $13,378, which includes (i) $7,200 associated with an automobile allowance; and (ii) $6,178 associated with country club dues.

(9)
Includes $110,000 of a housing allowance for Mr. Wang, $67,385 representing an education allowance for Mr. Wang's children and $71,648 associated with an automobile allowance and related taxes and surcharges in connection with use of an automobile in China.

(10)
Includes $8,063 in respect of employer contributions to Mr. McDougall's 401(k) account and $504 in respect of premiums for group term life insurance policies for the benefit of Mr. McDougall. In addition, reflects perquisites and other personal benefits in the aggregate amount of $13,778, which includes (i) $7,200 associated with an automobile allowance; and (ii) $6,178 associated with country club dues.

Grant of Plan-Based Awards

The following table sets forth information with respect to plan-based awards granted to Named Executive Officers in 2015.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)				All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(3)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)		Maximum (#)
Harold C. Bevis	3/8/16		$665,000	$997,500
	3/2/15					56,981	(4)						$909,992
	3/2/15								30,683	(5)			$490,008
Clifford E. Pietrafitta	3/8/16		$177,500	$266,250
	3/2/15					9,158	(4)						$146,252
	3/2/15								4,931	(5)			$78,748
David Pretty	3/8/16		$202,500	$303,750
	3/2/15					11,193	(4)						$178,749
	3/2/15								6,027	(5)			$96,251

Kevin McDougall	3/8/16		$165,000	$247,500
	3/2/15					2,035	(4)						$32,497
	3/2/15								1,096	(5)			$17,503

Paul Wang	3/8/16		$150,000	$225,000
	3/2/15					6,105	(4)						$97,491
	3/2/15								3,288	(5)			$52,509

(1)	These columns show the range of payouts targeted under the 2015 MIC as described under the section entitled “Short-Term Incentive Compensation” in Compensation Discussion & Analysis.

(2)
These columns show the range of payouts of performance-based restricted stock units under the 2015 LTIP as described under the section entitled “Long-Term Compensation” in Compensation Discussion & Analysis.

(3)
The amounts in this column reflect the aggregate grant date fair value computed in accordance with ASC Topic 718 of the stock and option awards granted to our Named Executive Officers during 2015, excluding the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in Note 10 to our audited financial statements for the fiscal year ended December 31, 2015. The amounts set forth may be more or less than the value ultimately realized by the Named Executive Officer based upon, among other things, the performance of the Company's stock against the performance of listed companies on the S&P Global Small Cap Index, whether we achieve certain performance goals and whether such awards actually vest. For awards subject to performance conditions, such as performance-based awards under the 2015 LTIP, the amount reported is the grant date fair value based upon the probable outcome of such conditions.

(4)
Grant of performance-based restricted stock units under the 2015 LTIP. The performance-based restricted stock units vest in one installment on March 2, 2018, upon achievement of certain performance criteria.

(5)	Grant of time-based restricted stock units under the 2015 LTIP. The time-based restricted stock units vest in one installment on March 2, 2018.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for the Named Executive Officers regarding outstanding equity awards held as of December 31, 2015.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(1) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(1) ($)
Harold C. Bevis	—	260,621	—	$4.00	8/15/2022				—		$—
						68,082	(2)	$806,772
						130,597	(3)	$1,547,574	130,597	(3)	$1,547,574
						40,833	(4)	$483,871	75,833	(4)	$898,621
						30,683	(5)	$363,594	56,981	(5)	$675,225
Clifford E. Pietrafitta	—	—	—	—	—	6,996	(6)	$82,903	6,997	(6)	$82,914
						2,188	(7)	$25,928	4,063	(7)	$48,147
						4,931	(8)	$58,432	9,158	(8)	$108,522

David Pretty	—	—	—	—	—	6,996	(9)	$82,903	6,997	(9)	$82,914
						2,917	(10)	$34,566	5,416	(10)	$64,180
						6,027	(11)	$71,420	11,193	(11)	$132,637

Kevin McDougall	—	—	—	—	—	4,664	(12)	$55,268	4,664	(12)	$55,268
						1,458	(13)	$17,277	2,709	(13)	$32,102
						1,096	(14)	$12,988	2,035	(14)	$24,115

Paul Wang	—	—	—	—	—	4,375	(15)	$51,844	8,125	(15)	$96,281
						3,288	(16)	$38,963	6,105	(16)	$72,344

(1)	Market values in this table are determined using a price per share of our common stock of $11.85, the closing price on the NYSE on the last trading day in 2015.

(2)	Reflects 68,082 unvested restricted stock unit awards granted on August 15, 2012 that will vest on August 15, 2016.

(3)
Reflects 130,597 unvested time-based restricted stock units with a grant date of January 29, 2015 and a vesting date of March 15, 2016 and 130,597 unvested market-based restricted stock units with a grant date of March 11, 2013 and a vesting date of March 11, 2016.

(4)	Reflects 40,833 unvested time-based restricted stock units and 75,833 unvested performance and market-based restricted stock units with a grant date of May 8, 2014 and a vesting date of May 8, 2017.

(5)	Reflects 30,683 time-based restricted stock units and 56,981 unvested performance and market-based restricted stock units with a grant date of March 2, 2015 and a vesting date of March 2, 2018.

(6)	Reflects 6,996 unvested time-based restricted stock units and 6,997 unvested market-based restricted stock units with a grant date of March 11, 2013 and a vesting date of March 11, 2016.

(7)	Reflects 2,188 unvested time-based restricted stock units and 4,063 unvested performance and market-based restricted stock units with a grant date of May 8, 2014 and a vesting date of May 8, 2017.

(8)	Reflects 4,931 time-based restricted stock units and 9,158 unvested performance and market-based restricted stock units with a grant date of March 2, 2015 and a vesting date of March 2, 2018.

(9)	Reflects 6,996 unvested time-based restricted stock units and 6,997 unvested market-based restricted stock units with a grant date of March 11, 2013 and a vesting date of March 11, 2016.

(10)	Reflects 2,917 unvested time-based restricted stock units and 5,416 unvested performance and market-based restricted stock units with a grant date of May 8, 2014 and a vesting date of May 8, 2017.

(11)	Reflects 6,027 time-based restricted stock units and 11,193 unvested performance and market-based restricted stock units with a grant date of March 2, 2015 and a vesting date of March 2, 2018.

(12)	Reflects 4,664 unvested time-based restricted stock units and 4,664 unvested market-based restricted stock units with a grant date of March 11, 2013 and a vesting date of March 11, 2016.

(13)	Reflects 1,458 unvested time-based restricted stock units and 2,709 unvested performance and market-based restricted stock units with a grant date of May 8, 2014 and a vesting date of May 8, 2017.

(14)	Reflects 1,096 time-based restricted stock units and 2,035 unvested performance and market-based restricted stock units with a grant date of March 2, 2015 and a vesting date of March 2, 2018.

(15)	Reflects 4,375 unvested time-based restricted stock units and 8,125 unvested performance and market-based restricted stock units with a grant date of May 8, 2014 and a vesting date of May 8, 2017.

(16)	Reflects 3,288 time-based restricted stock units and 6,105 unvested performance and market-based restricted stock units with a grant date of March 2, 2015 and a vesting date of March 2, 2018.

Option Exercises and Stock Vested Table

The following table sets forth information for the Named Executive Officers regarding the value realized during 2015 by such executives pursuant to shares acquired upon exercise of stock options and vesting of stock awards.

	Option Awards				Stock Awards
Name	Number of Shares Acquired on Exercise (#)		Value Realized on Exercise ($)		Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Harold C. Bevis	260,540	(1)	$2,834,675	(1)	68,062	(2)	$1,012,763	(2)
Clifford E. Pietrafitta	—		$—		16,595	(3)	$269,171	(3)
David Pretty	—		$—		12,169	(4)	$197,381	(4)
Kevin McDougall					6,638	(5)	$107,668
Paul Wang	—		$—		—	(6)	$—	(6)

(1)	Includes 260,540 of options that vested on August 15, 2015. Of the shares that were acquired, 160,908 shares were withheld by us in respect of tax obligations and as a result of a cashless exercise.

(2)
Includes 68,062 time-based restricted stock units that vested on August 15, 2015. Of these shares, 32,466 shares were withheld by us in respect of tax obligations. Market value for vestings under this footnote and footnote 1 was determined using a price per share of our common stock of $14.88, the closing price on the NYSE on August 14, 2015.

(3)
Includes 16,595 time-based and performance-based restricted stock units that vested on March 31, 2015. Of these shares, 5,493 shares were withheld by us in respect of tax obligations. Market value is determined using a price per share of our common stock of $16.22, the closing price on the NYSE on March 31, 2015.

(4)
Includes 12,169 time-based and performance-based restricted stock units that vested on March 31, 2015. Of these shares, 4,029 shares were withheld by us in respect of tax obligations. Market value is determined using a price per share of our common stock of $16.22, the closing price on the NYSE on March 31, 2015.

(5)
Includes 6,638 time-based and performance-based restricted stock units that vested on March 31, 2015. Of these shares, 2,729 shares were withheld by us in respect of tax obligations. Market value is determined using a price per share of our common stock of $16.22, the closing price on the NYSE on March 31, 2015.

(6)	Paul Wang had no vestings in 2015.

Pension Benefits

Pension Plan. Xerium’s non-union U.S. pension plan for U.S. salaried employees, including its executive officers, and U.S. non-union hourly employees is a funded, tax-qualified, noncontributory defined-benefit pension plan. Benefits under the non-union U.S. pension plan are based upon an employee’s years of service and the average of the employee’s highest five calendar years of compensation in the last ten calendar years of service with us and our subsidiaries, the “final average earnings,” and are payable after retirement. Covered employees become vested in the non-union U.S. pension plan after the completion of five years of vesting service. Earnings covered by the non-union U.S. pension plan are total cash compensation, including salary and bonuses, less taxable fringe benefits, as defined in the plan. Benefits under the non-union U.S. pension plan are calculated as an annuity equal to 0.9% to 1.4% of the participant’s final average earnings multiplied by years of service. Credited years of service cannot exceed 30 years. For purposes of the annual pension benefit calculation, final average earnings as of December 31, 2015 could not exceed $245,000. Contributions to the non-union U.S. pension plan were made entirely by us and were paid into a trust fund from which the benefits of participants will be paid. The benefits listed in the table below are not subject to any deduction for Social Security, but are subject to offset by accrued benefits under specified predecessor plans.

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

The following table sets forth information on the present value of accumulated benefits payable to each of the Named Executive Officers, including the number of years of service credited to each such Named Executive Officer, under the non-union U.S. pension plan (to the extent that such Named Executive Officer participates in the non-union U.S. pension plan) determined using interest rate and mortality rate assumptions consistent with those used in our audited financial statements for the fiscal year ended December 31, 2015.

Name	Plan Name	Number of Years Credited Service(1) (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Harold C. Bevis	—	—	—	—
Clifford E. Pietrafitta	—	—	—	—
David Pretty	non-union U.S. pension plan	11.917	$184,910	—
Kevin McDougall	—	—	—	—
Paul Wang	—	—	—	—

(1) As of December 31, 2015. Covered employees become vested in the non-union U.S. pension plan after the completion of five years of vesting service.

Nonqualified Deferred Compensation

None of the Named Executive Officers received any nonqualified deferred compensation in 2015.

Employment Agreements and Potential Payments Upon Termination or Change in Control

We have entered into an employment agreement with each of Harold C. Bevis, Clifford E. Pietrafitta, David Pretty, Kevin McDougall and Paul Wang. The employment period under the agreements will continue until terminated by us or the Named Executive Officer. The employment agreements for these executives provide the specific terms set forth below.

For additional information with respect to the employment agreements between us and our Named Executive Officers, please see the section “Employment Agreements” in Compensation Discussion & Analysis.
Also set forth below, after the description of the applicable employment agreement, are tables that show the potential amounts payable to each of the Named Executive Officers in accordance with their respective employment agreements and other agreements with us in the event of termination of such executive’s employment in the circumstances described in the category headings of the tables, assuming that such termination was effective as of December 31, 2015. The amounts in the tables are estimates of the amounts which would be paid out to the executives in accordance with their respective employment agreements upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from us. Regardless of the manner in which a Named Executive Officer’s employment terminates, he may be entitled to receive amounts earned during his term of employment. Such amounts include earned and unpaid base salary, vacation pay, and regular pension benefits (see “Pension Benefits” above). Each of Named Executive Officer was also a participant in the 2015 MIC, which provided that participants were entitled to receive their award if certain performance targets were met and if they were employed with us on December 31, 2015. For additional information with respect to the 2015 MIC, please see the section “Short-Term Incentive Compensation” in Compensation Discussion & Analysis.

Harold C. Bevis. Mr. Bevis serves as a Director and as our President and Chief Executive Officer. As of December 31, 2015, Mr. Bevis receives a base salary of $665,000, which may be increased at the discretion of the Board. His employment agreement provides that Mr. Bevis is eligible to participate in our annual bonus plan at a minimum target participation level of 100% of his base salary. If Mr. Bevis terminates his employment other than for “good reason” (as defined in his employment agreement), he is entitled to his unpaid salary and benefits through his date of termination. If his employment terminates because of his death or disability, then he is entitled to his earned and unpaid salary through his date of termination and the payout he would have earned under our annual bonus plan for the year in which the termination occurs, prorated to reflect the number of days that he worked in the year. In addition, if his employment terminates because of his disability, he is entitled to participate in medical/dental benefit plans for 18 months (or such longer period as may be provided in our benefit plans). Under the terms of our LTIPs, if his employment terminates as a result of death or disability, a prorated portion of all unvested restricted stock units vests upon such termination. If we terminate his employment for any other reason other than “cause” (as defined in his employment agreement), or if he terminates his employment for “good reason,” then he is entitled to (i) receive his base salary for 18 months, (ii) receive the payout he would have earned under our annual bonus plan for the year in which the termination occurs, prorated to reflect the number of days that he worked in the year, and (iii) participate in medical/dental benefit plans for 18 months years (or such longer period as may be provided in our benefit plans), provided that the timing of certain payments may be delayed under Section 409A of the Code. If any such termination occurs within three months prior to or two years following certain specified change of control transactions, then the period of base salary and medical/dental benefit continuation shall be two years instead of 18 months. If we terminate his employment for “cause,” he is entitled only to payment of his earned and unpaid base salary for the period prior to termination. Additionally, upon the occurrence of a change in control, all unvested options, restricted stock awards and restricted stock units would immediately vest upon such change of control. The value of such options and restricted stock awards as of December 31, 2015 was $8,369,110.
.

Potential Payments to Mr. Bevis upon Termination at December 31, 2015:

Reason for Termination	Cash Severance Payment (2)	Equity Awards	Continuation of Medical/ Dental Benefits	Excise Tax Gross-up	Benefits under Life Insurance Policies the Premiums for which are Paid for By Xerium	Total Termination Benefits
Death	$241,063	$4,909,200	$—	$—	$1,000,000	$6,150,263
Disability(1)	$241,063	$4,909,200	$21,485	$—	$—	$5,171,748
By Xerium for Cause or by Executive without Good Reason(1)	$241,063	$—	$—	$—	$—	$241,063
By Xerium without Cause(1) and not within 3 months before or 24 months after a Change of Control(1)	$1,238,563	$4,909,200	$21,485	$—	$—	$6,169,248
By Xerium without Cause(1) and within 3 months before or 24 months after a Change of Control(1)	$1,571,063	$8,369,110	$28,646	$—	$—	$9,968,819
By the Executive for Good Reason(1) and not within 3 months before or 24 months after a Change of Control(1)	$1,238,563	$4,909,200	$21,485	$—	$—	$6,169,248
By the Executive for Good Reason(1) and within 3 months before or 24 months after a Change of Control(1)	$1,571,063	$8,369,110	$28,646	$—	$—	$9,968,819

(1)	As defined in Mr. Bevis’ employment agreement.

(2)
The amounts set forth under cash severance payments are payable over time as continuation of the payment of base salary or in a lump sum as described in the description of Mr. Bevis’ employment agreement above. In addition, this column includes cash payments under our 2015 MIC that were payable as a result of Mr. Bevis being employed by us on December 31, 2015.

Clifford E. Pietrafitta. Mr. Pietrafitta serves as our Executive Vice President and Chief Financial Officer. As of December 31, 2015, Mr. Pietrafitta receives a base salary of $355,000, which may be increased for subsequent years at the discretion of the Board. Under the terms of his employment agreement, Mr. Pietrafitta is eligible to participate in our annual bonus plan at a minimum target participation level of 50% of his base salary.

If Mr. Pietrafitta terminates his employment other than for “good reason” (as defined in his employment agreement), he is entitled to his unpaid salary and benefits through his date of termination. If his employment terminates because of his death or disability, then he is entitled to his earned and unpaid salary through his date of termination and any payout he would have earned under our annual bonus plans for the year in which the termination occurs, prorated to reflect the number of days that he worked in the year. In addition, if his employment terminates because of disability, he is entitled to participate in medical/dental benefit plans for 18 months (or such longer period as may be provided in our benefit plans). Under the terms of our LTIPs, if his employment terminates as a result of death or disability, a prorated portion of all unvested restricted stock units vests upon such termination. If we terminated his employment for any other reason (other than “cause” as defined in the employment agreement), or if he terminate his employment for “good reason,” then he is entitled to receive his base salary for one year and to participate in medical/dental benefit plans for one year (or such longer period as may be provided in our benefit plans). If any such termination were to occur within three months prior to or two years following certain specified change of control transactions, then the period of base salary and medical/dental benefit continuation would be 18 months instead of one year. If we terminate his employment for “cause,” he is entitled only to payment of his earned and unpaid base salary for the period prior to termination. Additionally, upon the occurrence of a change in control, all unvested options and restricted stock units would immediately vest upon such change of control. The value of such options and restricted stock units as of December 31, 2015 was $406,834.

Potential Payments to Mr. Pietrafitta upon Termination at December 31, 2015:

Reason for Termination	Cash Severance Payment (2)	Equity Awards	Continuation of Medical/ Dental Benefits	Excise Tax Gross-up	Benefits under Life Insurance Policies the Premiums for which are Paid for By Xerium	Total Termination Benefits
Death	$64,344	$242,976	$—	$—	$1,000,000	$1,307,320
Disability(1)	$64,344	$242,976	$24,352	$—	$—	$331,672
By Xerium for Cause or by the Executive without Good Reason(1)	$64,344	$—	$—	$—	$—	$64,344
By Xerium without Cause(1) and not within 3 months before or 24 months after a Change of Control(1)	$419,344	$242,976	$16,235	$—	$—	$678,555
By Xerium without Cause(1) and within 3 months before or 24 months after a Change of Control(1)	$596,844	$406,834	$24,352	$—	$—	$1,028,030
By the Executive for Good Reason(1) and not within 3 months before or 24 months after a Change of Control(1)	$419,344	$242,976	$16,235	$—	$—	$678,555
By the Executive for Good Reason(1) and within 3 months before or 24 months after a Change of Control(1)	$596,844	$406,834	$24,352	$—	$—	$1,028,030

(1)	As defined in Mr. Pietrafitta’s employment agreement.

(2)
The amounts set forth under cash severance payments are payable over time as continuation of the payment of base salary or in a lump sum as described in the description of Mr. Pietrafitta’s employment agreement above. In addition, this column includes cash payments under our 2015 MIC that were payable as a result of Mr. Pietrafitta being employed by us on December 31, 2015.

David Pretty. Mr. Pretty serves as President—Xerium North America and Europe. As of December 31, 2015, Mr. Pretty receives a base salary of $405,000, which may be increased at the discretion of the Board. Under the terms of his employment agreement, if his employment terminates because of his death or disability, then he is entitled to his earned and unpaid salary through his date of termination. In addition, if his employment terminates because of disability, he is entitled to participate in medical/dental plans for 18 months (or such longer period as may be provided in our benefit plans). Under the terms of our LTIPs, if his employment terminates as a result of death or disability, a prorated portion of all unvested restricted stock units vests upon such termination. If we terminate his employment for any other reason (other than “cause” (as defined in the employment agreement)), or if he terminates his employment for “good reason” (as defined in the employment agreement), then he is entitled to receive his base salary for one year and participate in medical/dental benefit plans for one year (or such longer period as may be provided in our benefit plans), provided that the timing of certain payments may be delayed under Section 409A of the Code. If any such termination occurs within three months prior to or two years following certain specified change of control transactions, then the period of base salary and medical/dental benefit continuation shall be 18 months instead of one year. If we terminate his employment for “cause,” he is entitled only to payment of his earned and unpaid base salary for the period prior to termination. Additionally, upon the occurrence of a change in control, all unvested options and restricted stock units would immediately vest upon such change of control. The value of such options and restricted stock units as of December 31, 2015 was $468,620.

Mr. Pretty also participated in our non-union U.S. pension plan. For a description of the non-union U.S. pension plan, and the amounts payable to Mr. Pretty thereunder, see “Pension Benefits” above.

Potential Payments to Mr. Pretty upon Termination at December 31, 2015:

Reason for Termination	Cash Severance Payment (2)	Equity Awards	Continuation of Medical/ Dental Benefits	Excise Tax Gross-up	Benefits under Life Insurance Policies the Premiums for which are Paid for By Xerium	Total Termination Benefits
Death	$73,406	$266,995	$—	$—	$1,000,000	$1,340,401
Disability(1)	$73,406	$266,995	$21,485	$—	$—	$361,886
By Xerium for Cause or by the Executive without Good Reason(1)	$73,406		$—	$—	$—	$73,406
By Xerium without Cause(1) and not within 3 months before or 24 months after a Change of Control(1)	$478,406	$266,995	$14,323	$—	$—	$759,724
By Xerium without Cause(1) and within 3 months before or 24 months after a Change of Control(1)	$680,906	$468,620	$21,485	$—	$—	$1,171,011
By the Executive for Good Reason(1) and not within 3 months before or 24 months after a Change of Control(1)	$478,406	$266,995	$14,323	$—	$—	$759,724
By the Executive for Good Reason(1) and within 3 months before or 24 months after a Change of Control(1)	$680,906	$468,620	$21,485	$—	$—	$1,171,011

(1)	As defined in Mr. Pretty’s employment agreement.

(2)
The amounts set forth under cash severance payments are payable over time as continuation of the payment of base salary or in a lump sum as described in the description of Mr. Pretty’s employment agreement above. In addition, this column includes cash payments under our 2015 MIC that were payable as a result of Mr. Pretty being employed by us on December 31, 2015.

Kevin McDougall. Mr. McDougall was Executive Vice President, General Counsel and Secretary during the year ended December 31, 2015. For the year ended December 31, 2015, Mr. McDougall received a base salary of $330,000. Under the terms of his employment agreement, if his employment terminates because of his death or disability, then he is entitled to his earned and unpaid salary through his date of termination. In addition, if his employment terminates because of disability, he is entitled to participate in medical/dental plans for 18 months (or such longer period as may be provided in our benefit plans). Under the terms of our LTIPs, if his employment terminates as a result of death or disability, a prorated portion of all unvested restricted stock units vests upon such termination. If we terminate his employment for any other reason (other than “cause” (as defined in the employment agreement)), or if he terminates his employment for “good reason” (as defined in the employment agreement), then he is entitled to receive his base salary for one year and participate in medical/dental benefit plans for one year (or such longer period as may be provided in our benefit plans), provided that the timing of certain payments may be delayed under Section 409A of the Code. If any such termination occurs within three months prior to or two years following certain specified change of control transactions, then the period of base salary and medical/dental benefit continuation shall be 18 months instead of one year. If we terminate his employment for “cause,” he is entitled only to payment of his earned and unpaid base salary for the period prior to termination. Additionally, upon the occurrence of a change in control, all unvested options and restricted stock units would immediately vest upon such change of control. The value of such options and restricted stock units as of December 31, 2015 was $197,018.

Potential Payments to Mr. McDougall upon Termination at December 31, 2015:

Reason for Termination	Cash Severance Payment (2)	Equity Awards	Continuation of Medical/ Dental Benefits	Excise Tax Gross-up	Benefits under Life Insurance Policies the Premiums for which are Paid for By Xerium	Total Termination Benefits
Death	$59,813	$141,367	$—	$—	$400,000	$601,180
Disability(1)	$59,813	$141,367	$12,476	$—	$—	$213,656
By Xerium for Cause or by the Executive without Good Reason(1)	$59,813	$—	$—	$—	$—	$59,813
By Xerium without Cause(1) and not within 3 months before or 24 months after a Change of Control(1)	$389,813	$141,367	$8,318	$—	$—	$539,498
By Xerium without Cause(1) and within 3 months before or 24 months after a Change of Control(1)	$554,813	$197,018	$12,476	$—	$—	$764,307
By the Executive for Good Reason(1) and not within 3 months before or 24 months after a Change of Control(1)	$389,813	$141,367	$8,318	$—	$—	$539,498
By the Executive for Good Reason(1) and within 3 months before or 24 months after a Change of Control(1)	$554,813	$197,018	$12,476	$—	$—	$764,307

(1)	As defined in Mr. McDougall's employment agreement.

(2)
The amounts set forth under cash severance payments are payable over time as continuation of the payment of base salary or in a lump sum as described in the description of Mr. McDougall's employment agreement above. In addition, this column includes cash payments under our 2015 MIC that were payable as a result of Mr. McDougall being employed by us on December 31, 2015.

Paul Wang. Mr. Wang serves as President - Xerium Asia and Xerium China since March 2014. As of December 31, 2015, Mr. Wang's base salary is $300,000. His employment agreement provided that Mr. Wang was eligible to participate in our annual incentive bonus plan and long term incentive programs at a minimum target participation level of 50% of his base salary for the applicable year. Under the terms of our LTIPs, if his employment terminates as a result of death or disability, a prorated portion of all unvested restricted stock units vests upon such termination. Additionally, upon the occurrence of a change in control, all unvested options and restricted stock units would immediately vest upon such change of control. The value of such options and restricted stock units as of December 31, 2015 was $259,432.

Potential Payments to Mr. Wang upon Termination at December 31, 2015:

Reason for Termination	Cash Severance Payment	Equity Awards	Continuation of Medical/ Dental Benefits	Excise Tax Gross-up	Benefits under Life Insurance Policies the Premiums for which are Paid for By Xerium	Total Termination Benefits
Death	$—	$113,210	$—	$—	$—	$113,210
Disability	$—	$113,210	$—	$—	$—	$113,210
By Xerium Other than for Cause	$300,000	$113,210	$—	$—	$—	$413,210
By Xerium for Cause	$165,000	$—	$—	$—	$—	$165,000

COMPENSATION OF DIRECTORS

Employee directors do not receive additional compensation for service on the Board or its committees. The Nominating and Governance Committee reviews and makes recommendations to the Board regarding the compensation of directors. The Board approves the compensation of directors. In 2015, we did not engage a compensation consulting firm to conduct a review of our 2015 cash and equity compensation program for non-employee directors. However, previously in 2010, we had engaged Willis Towers Watson at the request of Nominating and Governance Committee to conduct a review of our cash and equity compensation program for non-employee directors in order to assist the Board in establishing non-employee director compensation for 2010 and subsequent years.

Non-Management Director Compensation Policy at December 31, 2015

Non-management directors receive an annual retainer of $132,000, which is paid pursuant to the Xerium Technologies, Inc. Directors' Deferred Stock Unit Plan. Under the plan, 54% of the retainer is paid in the form of a grant of deferred stock units. Non-management directors are given the opportunity to elect to receive the remainder of such retainer in deferred stock units or in cash.

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

Director Compensation

The following table sets forth information for the compensation earned by the individuals who served as non-employee directors of Xerium for service on the Board or committees of the Board during the fiscal year ended December 31, 2015.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Roger A. Bailey	$60,720	$71,280	$—	$—	$—	$—	$132,000
David A. Bloss, Sr. (2)	$49,389	$49,780	$—	$—	$—	$—	$99,169
Ambassador April H. Foley	$65,720	$71,280	$—	$—	$—	$—	$137,000
Jay J. Gurandiano (3)	$63,220	$71,280	$—	$—	$—	$—	$134,500
John F. McGovern	$70,720	$71,280	$—	$—	$—	$—	$142,000
James F. Wilson	$115,720	$71,280	$—	$—	$—	$—	$187,000

(1)
The amounts in these columns reflect the aggregate grant date fair value computed in accordance with ASC Topic 718 of the stock awards granted to non-employee directors during 2015. Assumptions used in the calculation of these amounts are included in Note 10 to our audited financial statements for the fiscal year ended December 31, 2015. Each stock unit corresponds to one share of our common stock. If a director’s service on the Board is terminated, such director will, as appropriate, (i) receive as of the end of the quarter in which his or her service ends the number of shares of common stock that equals the number of pro rata deferred stock units the director has earned during that quarter, and (ii) six months after such termination, receive the number of shares of common stock that equals the number of deferred stock units the director has earned if such director either elected to defer conversion of the deferred stock units or held deferred stock units under the director compensation plan in effect prior to March 15, 2011. Dividends are paid on these deferred stock units at the same rate as dividends on our common stock (if any), but only in the form of additional deferred stock units, as applicable.

(2)	Mr. Bloss retired from the Board on September 11, 2015 prior to the 2015 Annual Meeting of Shareholders.

(3)	Fees Earned or Paid in Cash by Mr. Gurandiano includes an amount of $32,360 foregone at the election of Mr. Gurandiano in exchange for stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2015, none of our executive officers served as: (i) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Compensation Committee; (ii) a director of another entity, one of whose executive officers served on the Compensation Committee; or (iii) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of Xerium. No current or former officers or employees of Xerium serve on the Compensation Committee.

ITEM 12 SECURITY OWNERSHIP OF CERTIAN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the amount of our common stock beneficially owned, directly or indirectly, as of April 4, 2016, by (i) based on information filed with the SEC, each person known by us to beneficially own more than 5% of our common stock; (ii) each current member of the Board; (iii) each of our Named Executive Officers and (iv) all members of the Board and all of our current executive officers as a group, and the percentage of the common stock outstanding represented by each such amount. As of April 4, 2016, the total number of shares of our common stock outstanding was 15,994,057. Except as indicated in the footnotes to the table, each person has sole voting and investment power with respect to all shares indicated as beneficially owned by such person. Except as indicated in the footnotes to this table, the address for each person listed below is c/o Xerium Technologies, Inc., 14101 Capital Boulevard, Youngsville, NC 27596.

	Common Stock, par value $0.001 per share
Name of Beneficial Owner	Number	Percent
AS Investors, LLC (1)	2,164,338	13.5%
Carl Marks Management Company, LLC(2)	2,064,452	12.9%
Tocqueville Asset Management L.P.(3)	1,475,608	9.2%
Credit Suisse AG (4)	968,240	6.1%
T. Rowe Price Associates, Inc.(5)	840,054	5.3%
Harold Bevis	421,155	2.6%
Clifford E. Pietrafitta	33,647	*
David Pretty	39,480	*
Kevin McDougall	10,746	*
Paul Wang	—	*
Roger A. Bailey	26,294	*
Alexander Toeldte	3,414	*
Ambassador April H. Foley(6)	31,911	*
Jay J. Gurandiano(7)	43,566	*
John F. McGovern(8)	8,000	*
James F. Wilson(9)	2,102,369	13.1%
All directors and executive officers as a group (14 people)	2,832,125	17.7%

(*)	Less than 1%.

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

(3)	Tocqueville Asset Management L.P.’s address is 40 West 57th Street, 19th Floor, New York, NY 10019.

(4)	Credit Suisse AG's address is Uetlibergstrasse 231, P.O. Box 900, CH 8070, Zurich, Switzerland.

(5)	T. Rowe Price Associates, inc. address is 100 East Pratt Street, Baltimaore, MD 21202-1009.

(6)
Excludes 8,234 shares of common stock underlying director deferred stock units held by the non-management director. Such deferred stock units will be settled in shares of common stock six months after the director’s departure from the Board, and thus are not convertible into shares of common stock within 60 days of March 31, 2016.

(7)
Includes 3,556 shares of common stock (not including shares in respect of future dividend payments on our common stock) that will be paid to the non-management director upon the termination of his service on the Board in respect of outstanding restricted stock units earned as part of the director’s compensation for service on the Board. Excludes 2,228 shares of common stock underlying director deferred stock units held by the non-management director. Such deferred stock units will be settled in shares of common stock six months after the director’s departure from the Board, and thus are not convertible into shares of common stock within 60 days of March 31, 2016.

(8)
Excludes 40,145 shares of common stock underlying director deferred stock units held by the non-management director. Such deferred stock units will be settled in shares of common stock six months after the director’s departure from the Board, and thus are not convertible into shares of common stock within 60 days of March 31, 2016.

(9)
Mr. Wilson’s business address is c/o Carl Marks Management Company, L.P., 900 Third Avenue, 33rd Floor, New York, NY 10022. Represents 2,064,452 shares of common stock described in note (2) above and 37,917 shares of common stock owned directly by Mr. Wilson. Mr. Wilson is a managing member of Carl Marks Management Company, LLC, CMSI GP, LLC and Carl Marks GP, LLC. Carl Marks Management Company, LLC is the registered investment adviser of CMSI and CMSO. CMSI GP, LLC is the general partner of CMSI, and Carl Marks GP, LLC is the general partner of CMSO. Mr. Wilson’s beneficial ownership is limited to (i) his direct ownership of 37,917 shares of common stock and (ii) his indirect interest (if any) in the shares of common stock held by CMSI and CMSO, limited to his pecuniary interest in CMSI and CMSO (if any).

Equity Compensation Plan Information

The following table sets forth certain information with respect to Xerium's equity compensation plans at December 31, 2015.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	745,263	na	453,568

Equity compensation plans not approved by security holders	328,703	$4.00	—

Total	1,073,966	na	453,568

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

Director Independence

The Board has adopted Corporate Governance Guidelines that include standards for the independence of directors in accordance with the rules and regulations of the New York Stock Exchange (the "NYSE"). The standards for the independence of directors are included in the Corporate Governance Guidelines available on our website at www.xerium.com. Using the standards set forth in the Corporate Governance Guidelines, the Board has determined that each of Ambassador Foley and Messrs. Bailey, Gurandiano, McGovern, Wilson and Toeldte is independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the aggregate fees billed for professional services rendered to us by Ernst & Young LLP in 2015 and 2014. A description of those fees and services follows the table.

	2015	2014
Audit fees(a)	$2,152,100	$2,317,600
Audit-related fees(b)	2,500	2,000
Tax fees(c)	—	23,000
All other fees	—	—
Total fees	$2,154,600	$2,342,600

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

The Audit Committee is responsible for pre-approving all audit and non-audit services rendered by Ernst & Young LLP. The Audit Committee has adopted a policy which sets forth procedures and conditions pursuant to which services proposed to be performed by the independent registered public accounting firm may be pre-approved. Under the policy, unless the Audit
Committee states a different term, the term of any pre-approval extends from the date of the pre-approval until the next meeting of the Audit Committee at which it reviews all outstanding pre-approvals and renews, modifies and/or discontinues each such pre-approval. The Audit Committee has delegated certain pre-approval responsibilities to its Chair, currently Mr. McGovern. Any services pre-approved by the Chair are to be reported to the Audit Committee at its next general meeting. Any proposed services exceeding pre-approved cost levels or with scope greater than that which is pre-approved requires specific approval by the Audit Committee in advance of the provision of the service. The Audit Committee pre-approved all audit and non-audit services rendered by Ernst & Young LLP for the years ended December 31, 2015 and December 31, 2014.

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

10.5(11)	Director Nomination Agreement entered into by and among the Company, Carl Marks Strategic Investments, L.P., and Carl Marks Strategic Opportunities Fund, L.P., dated May 25, 2010.
10.11(12)+	2009 Director Restricted Stock Units Agreement dated as of June 9, 2009.
10.12(13)+	2009 Director Restricted Stock Units Agreement dated as of August 4, 2009.
10.13(14)+	2010 Equity Incentive Plan.
10.14(15)+	Amendment No. 1 to 2010 Equity Incentive Plan.
10.15(16)+	Amendment No. 2 to 2010 Equity Incentive Plan.
10.16(17)+	Performance Award Program for 2010.
10.17(18)+	Long Term Incentive Plan.
10.18(19)+	2011-2013 Long-Term Incentive Plan.
10.19(20)+	2012-2014 Executive Long-Term Incentive Plan.
10.20(21)+	Form of Time-Based Restricted Stock Units Agreement under the Long Term Incentive Plan.
10.21(22)+	2013-2015 Executive Long-Term Incentive Plan and Form of Award Agreement.
10.22(23)	Form of 2013 Management Incentive Plan.
10.23(24)+	Form of Independent Director Indemnification Agreement entered into between the Registrant and certain independent directors.
10.24(25)+	Form of 2010 Director Option Agreement.
10.25(26)+	Non-Management Director Compensation Policy.
10.26(27)+	Directors’ Deferred Stock Unit Plan.
10.27(28)+	Employment Agreement with Harold C. Bevis.
10.28(29)+	Restricted Stock Unit Agreement with Harold C. Bevis.
10.29(30)+	Option Agreement with Harold C. Bevis.
10.31(31)+	Employment Agreement with Clifford E. Pietrafitta.
10.32(32)+	Amended and Restated Employment Agreement with David Pretty.
10.33(33)+	Amendment to Amended and Restated Employment Agreement with David Pretty.
10.34(34)+	Amendment No. 3 to Employment Agreement with David Pretty.
10.37(35)+	Employment Agreement with Eduardo Fracasso.
10.38(36)+	Employment Agreement with Kevin McDougall.
10.39(37)+	Amendment to Employment Agreement with Kevin McDougall.

Exhibit No.	Description of Exhibit
10.40(38)+	Form of December 2011 Amendment to Employment Agreements with senior executive officers.
10.41(39)+	Employment Agreement with Michael Bly.
10.42(40)+	Employment Agreement with William Butterfield.
10.43(41)+	Form of 2014 Management Incentive Plan
10.44(42)+	Employment Agreements with Wern-Lirn "Paul" Wang
10.45(43)+	2014-2016 Executive Long Term Incentive Plan and Form of Agreement
10.46(44)	Second Amendment to Credit and Guaranty Agreement dated as of August 18, 2014
10.47(45)	Second Amendment to First Amended and Restated Revolving Credit and Guaranty Agreement, dated September 9, 2014.
10.48(46)	Amended and Restated Non-Management Director Compensation Policy
10.49(47)	Form of 2015 Management Incentive Plan Award Agreement
10.50(48)	Form of 2015 Long Term Incentive Plan Award Agreement
10.51(49)	Translated version of Fixed Asset Loan Agreement by and between Xerium China, Co., Ltd and Industrial and Commercial Bank of China Limited, Shanghai-Jingan Branch dated July 17, 2015.
10.52(50)	Translated version of Guarantee Agreement between Stowe Woodward (Changzhou) Roll Technologies Co. Ltd. and Industrial and Commercial Bank of China Limited, Shanghai-Jingan Branch dated July 17, 2015.
10.53(51)	Translated version of Guarantee Agreement between Xerium Asia Pacific (Shanghai) Limited and Industrial and Commercial Bank of China Limited, Shanghai-Jingan Branch dated July 17, 2015.
10.54 (52)	Revolving Credit and Guarantee Agreement, dated as of November 3, 2015
21.1 (52)	Subsidiaries of the Registrant.
23.1 (52)	Consent of Ernst & Young LLP.
31.1 (52)	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 (52)	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (53)	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (53)	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2010, and incorporated herein by reference.
(2)	Filed as Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2010, and incorporated herein by reference.
(3)	Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(4)	Filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2015, and incorporated herein by reference.
(5)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(6)	Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on February 20, 2007, and incorporated herein by reference.
(7)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2011, and incorporated herein by reference.

(8)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2011, and incorporated herein by reference.
(9)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2011, and incorporated herein by reference.
(10)	Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 23, 2013, and incorporated herein by reference.
(11)	Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(12)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2009, and incorporated herein by reference.
(13)	Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2009, and incorporated herein by reference.
(14)	Filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(15)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2011, and incorporated herein by reference.
(16)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2013, and incorporated herein by reference.
(17)	Filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(18)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2010 and incorporated herein by reference.
(19)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011, and incorporated herein by reference.
(20)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2012, and incorporated herein by reference.
(21)	Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2010 and incorporated herein by reference.
(22)	Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2013, and incorporated herein by reference.
(23)	Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2013, and incorporated herein by reference.
(24)	Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2008, and incorporated herein by reference.
(25)	Filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2010, and incorporated herein by reference.
(26)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2013, and incorporated herein by reference.
(27)	Filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011 and incorporated herein by reference.
(28)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2012, and incorporated herein by reference.
(29)	Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2012, and incorporated herein by reference.
(30)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2012, and incorporated herein by reference.
(31)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011, and incorporated herein by reference.
(32)	Filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2009, and incorporated herein by reference.
(33)	Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011, and incorporated herein by reference.
(34)	Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2012, and incorporated herein by reference.
(35)	Filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K filed on March 26, 2010, and incorporated herein by reference.
(36)	Filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2010, and incorporated herein by reference.

(37)	Filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011, and incorporated herein by reference.
(38)	Filed as Exhibit 10.56 to the Registrant’s Registration Statement on Form S-4 filed on December 22, 2011, and incorporated herein by reference.
(39)	Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2013, and incorporated herein by reference.
(40)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2013, and incorporated herein by reference.
(41)	Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 8, 2014 and incorporated herein by reference.
(42)	Filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 8, 2014 and incorporated herein by reference.
(43)	Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 5, 2014 and incorporated herein by reference.
(44)	Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 18, 2014 and incorporated herein by reference.
(45)	Filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on November 3, 2014 and incorporated herein by reference.
(46)	Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 11, 2015 and incorporated herein by reference.
(47)	Filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 11, 2015 and incorporated herein by reference.
(48)	Filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on May 11, 2015 and incorporated herein by reference.
(49)
Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 22, 2015 and incorporated herein by reference.
Filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 22, 105 and incorporated herein by reference.

(50)	Filed as Exhibit 10.2 to the Registrant's Current Report on Form 10-Q filed on July 22, 2015 and incorporated herein by reference.
(51)	Filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on July 22, 2015 and incorporated herein by reference.
(52)	Previously filed with the Annual Report on Form 10-K filed with the SEC on March 14, 2016 which is being amended hereby.
(53)	Previously furnished with the Annual Report on Form 10-K filed with the SEC on March 14, 2016 which is being amended hereby.
+	Management contract or compensatory arrangement or plan.
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
April 29, 2016                    XERIUM TECHNOLOGIES, INC.
By: /s/ Cliff Pietrafitta___________
Cliff Pietrafitta
EVP and Chief Financial Officer