Form 10-Q
period 2016-03-31
XERIUM TECHNOLOGIES INC
filed 2016-05-04
CIK 1287151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________
FORM 10-Q
________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 1, 2016 was 15,994,057

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

Xerium Technologies, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands and Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$15,450	$9,839
Accounts receivable, net	72,174	68,562
Inventories, net	71,366	71,698
Prepaid expenses	7,390	6,649
Other current assets	15,952	16,869
Total current assets	182,332	173,617
Property and equipment, net	301,682	297,083
Goodwill	59,302	58,599
Intangible assets	1,455	1,547
Non-current deferred tax asset	9,467	9,325
Other assets	10,358	10,203
Total assets	$564,596	$550,374
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$6,721	$6,556
Accounts payable	39,019	40,696
Accrued expenses	64,098	56,076
Current maturities of long-term debt	6,433	5,410
Total current liabilities	116,271	108,738
Long-term debt, net of current maturities	459,436	462,470
Liabilities under capital leases	18,137	8,737
Non-current deferred tax liability	9,255	8,770
Pension, other post-retirement and post-employment obligations	63,722	63,606
Other long-term liabilities	3,898	11,123
Commitments and contingencies
Stockholders’ deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value, 20,000,000 shares authorized; 15,994,057 and 15,745,914 shares outstanding as of March 31, 2016 and December 31, 2015, respectively	16	16
Paid-in capital	429,628	430,054
Accumulated deficit	(422,893)	(421,448)
Accumulated other comprehensive loss	(112,874)	(121,692)
Total stockholders’ deficit	(106,123)	(113,070)
Total liabilities and stockholders’ deficit	$564,596	$550,374

Xerium Technologies, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share data and unaudited)

	Three Months ended March 31,
	2016	2015
Net Sales	$114,965	$121,029
Costs and expenses:
Cost of products sold	71,428	72,476
Selling	15,721	16,326
General and administrative	11,507	13,846
Research and development	1,940	1,962
Restructuring	2,832	2,224
	103,428	106,834
Income from operations	11,537	14,195
Interest expense, net	(10,341)	(9,664)
Foreign exchange gain	24	977
Income before provision for income taxes	1,220	5,508
Provision for income taxes	(2,665)	(3,775)
Net (loss) income	$(1,445)	$1,733
Comprehensive income (loss)	$7,373	$(29,398)
Net (loss) income per share:
Basic	$(0.09)	$0.11
Diluted	$(0.09)	$0.11
Shares used in computing net (loss) income per share:
Basic	15,789,991	15,560,995
Diluted	15,789,991	16,479,368

Xerium Technologies, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands and unaudited)

	Three Months ended March 31,
	2016	2015
Operating activities
Net (loss) income	$(1,445)	$1,733
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	592	822
Depreciation	7,900	7,163
Amortization of intangibles	94	79
Deferred financing cost amortization	756	875
Foreign exchange loss (gain) on revaluation of debt	1,120	(1,973)
Deferred taxes	155	979
Loss on disposition of property and equipment	17	14
Provision for doubtful accounts	(72)	472
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(2,130)	(592)
Inventories	2,232	1,436
Prepaid expenses	(621)	25
Other current assets	1,024	(1,679)
Accounts payable and accrued expenses	3,660	2,218
Deferred and other long-term liabilities	792	(3,571)
Net cash provided by operating activities	14,074	8,001
Investing activities
Capital expenditures	(3,550)	(12,155)
Proceeds from disposals of property and equipment	20	32
Net cash used in investing activities	(3,530)	(12,123)
Financing activities
Proceeds from borrowings	13,313	22,568
Principal payments on debt	(16,439)	(18,331)
Payment of financing fees	(98)	(25)
Payment of obligations under capital leases	(673)	(265)
Net cash (used in) provided by financing activities	(3,897)	3,947
Effect of exchange rate changes on cash flows	(1,036)	(516)
Net increase (decrease) in cash	5,611	(691)
Cash and cash equivalents at beginning of period	9,839	9,517
Cash and cash equivalents at end of period	$15,450	$8,826

Non-cash capitalized lease asset and liability	$1,259	$—
Accrued construction in process	$—	$1,519

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
Basis of Presentation
The accompanying unaudited condensed consolidated interim financial statements at March 31, 2016 and for the three ended March 31, 2016 and 2015 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2015 as reported on the Company's Annual Report on Form 10-K filed on March 14, 2016.
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
The components of inventories are as follows at:

	March 31, 2016	December 31, 2015
Raw materials	$12,343	$12,389
Work in process	26,695	25,203
Finished goods (includes consigned inventory of $6,496 at March 31, 2016 and $6,513 at December 31, 2015)	38,727	40,058
Inventory allowances	(6,399)	(5,952)
	$71,366	$71,698
Goodwill
The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other Intangible Assets (“Topic 350”). Topic 350 requires that goodwill and intangible assets that have indefinite lives not be amortized, but instead, must be tested for impairment at least annually or whenever events or business conditions warrant. During the three months ended March 31, 2016, the Company evaluated events and business conditions to determine if a test for an impairment of goodwill was warranted. No such events or business conditions took place during this period, therefore no test was determined to be warranted at March 31, 2016.
Warranties
The Company offers warranties on certain roll products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The Company estimates the costs that may be incurred under its warranties and records a liability in Accrued Expenses on its Consolidated Balance Sheet for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. The table below represents the changes in the Company’s warranty liability for the three months ended March 31, 2016 and 2015:

	Beginning Balance	Charged to Cost of Sales	Effect of Foreign Currency Translation	Deduction from Reserves	Ending Balance
Three Months Ended March 31, 2016:	$2,175	$477	$34	$(189)	$2,497
Three Months Ended March 31, 2015:	$2,685	$336	$(118)	$(578)	$2,325

Net (Loss) Income Per Common Share
Net (loss) income per common share has been computed and presented pursuant to the provisions of ASC Topic 260, Earnings per Share (“Topic 260”). Net (loss) income per share is based on the weighted-average number of shares outstanding during the period. As of March 31, 2016 and 2015, the Company had outstanding restricted stock units (“RSUs”), deferred stock units (“DSUs”) and options.
The following table sets forth the computation of basic and diluted weighted-average shares:

	Three Months ended March 31,
	2016	2015
Weighted-average common shares outstanding–basic	15,789,991	15,560,995
Dilutive effect of stock-based compensation awards outstanding	—	918,373
Weighted-average common shares outstanding–diluted	15,789,991	16,479,368
The following table sets forth the aggregate of the dilutive securities that were outstanding in the three ended March 31, 2016 and 2015, but were not included in the computation of diluted earnings per share because the impact would have been anti-dilutive:

	Three Months ended March 31,
	2016	2015
Anti-dilutive securities	738,294	21,957
Impairment
The Company reviews its long-lived assets that have finite lives for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment (“Topic 360”). This topic requires that companies evaluate the fair value of long-lived assets based on the anticipated undiscounted future cash flows to be generated by the assets when indicators of impairment exist to determine if there is impairment to the carrying value. Any change in the carrying amount of an asset as a result of the Company's evaluation has been recorded in either restructuring expense, if it was a result of the Company's restructuring activities, or general and administrative expense for all other impairments in the consolidated statements of operations. For the three months ended March 31, 2016 and 2015, the Company had no impairment charges included in restructuring expense.

New Accounting Pronouncements

In March of 2016, the FASB issued Accounting Standards Update No 2016-09 Improvements to Employee Share-Based Payment Accounting ("ASC 2016-09"). ASC 2016-09 will change certain aspects of accounting for share-based payments to employees. The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2014-09 is required to be adopted in January of 2017. The Company is in the process of evaluating this accounting standard update.

In February of 2016, the FASB issued Accounting Standards Update No 2016-02 Leases ("ASC 2016-02"). ASC 2016-02 includes final guidance that requires lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to today’s accounting. The guidance also eliminates today’s real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. All entities will classify leases to determine how to recognize lease-related revenue and expense. Classification will continue to affect amounts that lessors record on the balance sheet. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. They have the option to use certain relief. Full retrospective application is prohibited. ASC 2016 - 02 is effective for public companies with annual periods beginning after 15 December 2018, and interim periods within those years. For all other entities, it is effective for annual periods beginning after 15 December 2019, and interim periods the following year. Early adoption is permitted for all entities. The Company is in the process of evaluating this accounting standard update.

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

In July of 2015, the FASB issued Accounting Standards Update Inventory ("ASU 2015-11"). ASU 2015-11 applies only to first-in, first-out (FIFO) and average cost inventory costing methods and will reduce costs and increase comparability for these methods. There will be no change for last-in, first-out, (LIFO) or retail inventory methods as the costs of transitioning to a new method would outweigh the benefits due to the complexity of these methods. Under this ASU, inventory should be measured at the lower of cost and net realizable value (selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation). When the net realizable value of inventory is less than its cost, the difference will be recognized as a loss in earnings in the period in which it occurs. This ASU more closely aligns the measurement of inventory under GAAP with International Financial Reporting Standards guidance. The amendments are effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and for other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively, and early application is permitted as of the beginning of an interim or annual reporting period.The Company is in the process of evaluating this accounting standard update.

In May of 2014, the FASB issued Accounting Standard Update No. 2014-09 Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when it satisfies the performance obligations. The Company will also be required to disclose information regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is required to be adopted in January of 2018. Retrospective application is required either to all periods presented or with the cumulative effect of initial adoption recognized in the period of adoption. In addition, in March of 2016, the FASB issued Accounting Standard Update No. 2016-08 Principal versus Agent Considerations (Reporting Revenue Gross vs. Net) ("ASU 2016-08"). ASU 2016-08 amends the principal versus agent guidance in ASU 2014-09, and clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transfered to the customer. ASU 2014-09 is required to be adopted in January of 2018. The Company is in the process of evaluating this accounting standard update.
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

Cash Flow Hedges of Interest Rate Risk
From time to time, the Company uses interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements. However, at March 31, 2016, the Company had no interest rate swaps.
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
As of March 31, 2016 and December 31, 2015, the Company had outstanding derivatives that were not designated as hedges in qualifying hedging relationships. The value of these contracts is recognized at fair value based on market exchange forward rates and is recorded in other assets or other liabilities on the Consolidated Balance Sheets. The following represents the fair value of these derivatives at March 31, 2016 and December 31, 2015 and the change in fair value included in foreign exchange gain (loss) in the three months ended March 31, 2016 and 2015:

	March 31, 2016	December 31, 2015
Fair value of derivative asset (liability)	$468	$(1,188)
	Three Months Ended March 31, 2016:	Three Months Ended March 31, 2015:
Change in fair value of derivative included in foreign exchange loss	$1,170	$(2,059)
The following represents the notional amounts of foreign exchange forward contracts at March 31, 2016:

	Notional Sold	Notional Purchased
Non-designated hedges of foreign exchange risk	$3,983	$(49,902)
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

3. Long term Debt

At March 31, 2016 and December 31, 2015, long term debt consisted of the following:

	March 31, 2016	December 31, 2015
Senior secured term loan facility, payable quarterly, U.S. Dollar denominated–LIBOR (minimum 1.25%) plus 5.0% (6.25%) net of $0.6 million discount. Matures May of 2019.	$223,424	$223,937
Senior Notes (Unsecured), payable semi-annually–U.S. Dollar denominated interest rate fixed at 8.875%. Matures June of 2018.	236,410	236,410
Notes payable, working capital loan, variable interest rate at 2.05%. Matures June 30, 2016, with one-year rollover option.	6,721	6,556
Fixed asset loan contract, variable interest rate of 5.78%. Matures June of 2020.	8,515	8,548
Other debt	4,116	6,278
Total debt	479,186	481,729
Less deferred financing costs	(6,596)	(7,293)
Less current maturities of long term debt and notes payable	(13,154)	(11,966)
Total long term debt	$459,436	$462,470
On May 17, 2013, the Company entered into a Credit and Guaranty Agreement for a $200.0 million term loan credit facility (the “Term Credit Facility”), net of a discount of $1.0 million, among the Company, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions. The Company also entered into a Revolving Credit and Guaranty Agreement originally for a $40.0 million asset-based revolving credit facility subject to a borrowing base among Xerium Technologies, Inc., as a US borrower, Xerium Canada Inc., as Canadian borrower, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions (the "Domestic Revolver"). On March 3, 2014, the Company entered into an amendment to the Revolving Credit and Guaranty Agreement (as amended, the “ABL Facility,” and collectively with the Term Credit Facility, the “Credit Facility”), increasing the aggregate availability under the ABL Facility to $55 million. On November 3, 2015, the Company refinanced its existing ABL Facility and entered into a new Revolving Credit and Guaranty Agreement (as amended, the "New ABL Facility") with one of its existing ABL lenders. The amount of the ABL Facility continues to provide aggregate availability of $55 million and the collateral pledged thereunder will has remained the same. The New ABL Facility matures in November of 2020 and accrues interest at LIBOR plus a margin of 75 basis points, and is 4.50% at March 31, 2016.
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

On July 17, 2015 (the "Closing Date"), Xerium China, Co., Ltd. ("Xerium China"), a wholly-owned subsidiary of the Company entered into and closed a Fixed Assets Loan Contract (the "Loan Agreement") with the Industrial and Commercial Bank of China Limited, Shanghai-Jingan Branch (the “Bank”) with respect to a RMB 58.5 million loan, which was approximately $9.4 million USD on July 17, 2015. The loan is secured by pledged machinery and equipment of Xerium China and guaranteed by Xerium Asia Pacific (Shanghai) Limited and Stowe Woodward (Changzhou) Roll Technologies Co. Ltd., which are wholly-owned subsidiaries of the Company, pursuant to guarantee agreements (the "Guarantee Agreements"). Interest on the outstanding principal balance of the loan accrues at a benchmark rate plus a margin. The current interest rate at March 31, 2016 is approximately 5.8%. The interest rate will be adjusted every 12 months during the term of the loan, based on the benchmark interest rate adjustment. Interest under the loan is payable quarterly in arrears. Principal on the loan is to be repaid in part every six months following the Closing Date, in accordance with a predetermined schedule set forth in the Loan Agreement. Proceeds of the Loan will be used by Xerium China to purchase production equipment. The Loan Agreement contains certain customary representations and warranties and provisions relating to events of default.
As of March 31, 2016, the outstanding balance of the Company's term debt under its Credit Facility and Notes was $459.8 million, which is net of a $0.6 million discount. In addition, as of March 31, 2016, an aggregate of $33.9 million is available for additional borrowings. This availability represents a borrowing base of $36.9 million less $3.0 million of that facility committed for letters of credit or additional borrowings.
As of March 31, 2016, the carrying value of the Company’s long term debt was $466.0 million and its fair value was approximately $419.2 million. The Company determined the fair value of its debt utilizing significant other observable inputs (Level 2 of the fair value hierarchy).

Capitalized Lease Liabilities

As of March 31, 2016, the Company had capitalized lease liabilities totaling $18.1 million. These amounts represent the lease on the corporate headquarters and the Kunshan, China facility, as well as other leases for software, vehicles and machinery and equipment. In addition, in April of 2016, the Company entered into sales - lease back arrangements totaling $6.0 for various machinery and equipment in North America. The proceeds were used to fund the JJ Plank acquisition, which closed in May of 2016.
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
For the three months ended March 31, 2016, the provision for income taxes was $2,665 as compared to $3,775 for the three months ended March 31, 2015. The decrease in tax expense in the three months ended March 31, 2016 was primarily attributable to decreased earnings in 2016, as well as a tax benefit in the current quarter related to additional interest deductions resulting from the 2014 Brazil tax assessments, as compared to tax expense in the prior quarter resulting from an increase in the unrecognized tax benefit due to the effects of income tax audits. Generally, the provision for income taxes is primarily impacted by income earned in tax paying jurisdictions relative to income earned in non-tax paying jurisdictions. The majority of income recognized for purposes of computing the effective tax rate is earned in countries where the statutory income tax rates range from 15.0% to 35.4%; however, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. The Company generates losses in certain jurisdictions for which no tax benefit is realized, as the deferred tax assets in these jurisdictions (including the net operating losses) are fully reserved in the valuation allowance. For this reason, the Company recognizes minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States and Australia. Due to these reserves, the geographic mix of the Company’s pre-tax earnings has a direct correlation with how high or low its annual effective tax rate is relative to consolidated earnings.
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
As of March 31, 2016, the Company had a gross amount of unrecognized tax benefit of $7,791, exclusive of interest and penalties. The unrecognized tax benefit increased by approximately $264 during the three months ended March 31, 2016, as a result of new positions related to the current year and foreign currency effects.
The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense, which were $40 related to the unrecognized tax benefits for the three months ended March 31, 2016. The tax years 2002 through 2015 remain open to examination in a number of the major tax jurisdictions to which the Company and its subsidiaries are subject. The Company believes that it has made adequate provisions for all income tax uncertainties.
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
As required by Topic 715, the following tables summarize the components of net periodic benefit cost:
Defined Benefit Plans

	Three Months ended March 31,
	2016	2015
Service cost	$405	$842
Interest cost	1,485	1,670
Expected return on plan assets	(1,548)	(1,815)
Amortization of net loss	558	755
Net periodic benefit cost	$900	$1,452
6. Comprehensive Loss and Accumulated Other Comprehensive Loss
Comprehensive loss for the three months ended March 31, 2016 (net of tax expense of $67) and 2015 (net of tax expense of $851) is as follows:

	Three Months ended March 31,
	2016	2015
Net (loss) income	$(1,445)	$1,733
Foreign currency translation adjustments	8,460	(32,857)
Pension liability changes under Topic 715	358	1,684
Change in value of derivative instruments	—	42
Comprehensive income (loss)	$7,373	$(29,398)
The components of accumulated other comprehensive loss for the three months ended March 31, 2016 are as follows (net of tax benefits of $6,954):

	Foreign Currency Translation Adjustment	Pension Liability Changes Under Topic 715	Change in Value of Derivative Instruments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2015	$(85,982)	$(35,759)	$49	$(121,692)
Other comprehensive loss before reclassifications	8,460	—	—	8,460
Amounts reclassified from other comprehensive loss
Amortization of actuarial losses	—	358	—	358
Net current period other comprehensive loss (income)	8,460	358	—	8,818
Balance at March 31, 2016	$(77,522)	$(35,401)	$49	$(112,874)

For the three months ended March 31, 2016, the amortization of actuarial losses is included in cost of products sold and general and administrative expenses in the Consolidated Statements of Operations.

7. Restructuring Expense

For the three months ended March 31, 2016, the Company incurred restructuring expenses of $2.8 million. These included $0.7 million of charges related to the closure of the Middletown, Va. facility and $2.1 million of charges relating to headcount reductions and other costs related to previous plant closures. For the three months ended March 31, 2015, the Company incurred restructuring expenses of $2.2 million. These included charges of $1.3 million relating to the closure of the Joao Pessoa, Brazil plant and headcount reductions of $0.9 million.
The following table sets forth the significant components of the restructuring accrual (included in Accrued Expenses on our Consolidated Balance Sheet), including activity under restructuring programs for the three months ended March 31, 2016 and 2015:

	Balance at December 31, 2015	Charges	Currency Effects	Cash Payments	Balance at March 31, 2016
Severance and other benefits	$5,308	$1,390	$62	$(1,804)	$4,956
Facility costs and other	903	1,442	63	(1,871)	537
Total	$6,211	$2,832	$125	$(3,675)	$5,493

	Balance at December 31, 2014	Charges	Currency Effects	Cash Payments	Balance at March 31, 2015
Severance and other benefits	$4,880	$881	$(243)	$(1,286)	$4,232
Facility costs and other	818	1,343	(365)	(1,796)	—
Total	$5,698	$2,224	$(608)	$(3,082)	$4,232
Restructuring and impairment expense by segment, which is not included in Segment Earnings in Note 8, is as follows:

	Three Months Ended March 31,
	2016	2015
Clothing	$1,452	$2,092
Roll Covers	891	101
Corporate	489	31
Total	$2,832	$2,224

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
Management evaluates segment performance based on adjusted earnings before interest, taxes, depreciation and amortization, yet after allocation of corporate charges. Such measure is then adjusted to exclude items that are of an unusual nature and are not used in measuring segment performance or are not segment specific (“Segment Earnings (Loss)”). The accounting policies of these segments are the same as those for the Company as a whole. Inter-segment net sales and inter-segment eliminations are not material for any of the periods presented.
Summarized financial information for the Company’s reportable segments is presented in the tables that follow for the three months ended March 31, 2016 and 2015.

	Clothing	Roll Covers	Corporate	Total
Three Months Ended March 31, 2016:
Net Sales	$71,337	$43,628	$—	$114,965
Segment Earnings (Loss)	$18,638	$9,258	$(3,937)	$23,959
Three Months Ended March 31, 2015:
Net Sales	$77,284	$43,745	$—	$121,029
Segment Earnings (Loss)	$21,766	8,091	(3,647)	$26,210
Provided below is a reconciliation of Segment Earnings (Loss) to income before provision for income taxes for the three months ended March 31, 2016 and 2015, respectively.

	Three Months ended March 31,
	2016	2015
Segment Earnings:
Clothing	$18,638	$21,766
Roll Covers	9,258	8,091
Corporate	(3,937)	(3,647)
Stock-based compensation	(592)	(822)
Interest expense, net	(10,341)	(9,664)
Depreciation and amortization	(7,994)	(7,242)
Restructuring expense	(2,832)	(2,224)
Other non-recurring expense	(103)	—
Plant startup costs	(877)	(750)
Income before provision for income taxes	$1,220	$5,508
9. Commitments and Contingencies
The Company is involved in various legal matters which have arisen in the ordinary course of business as a result of various immaterial labor claims, taxing authority reviews and other routine legal matters. As of March 31, 2016, the Company accrued an immaterial amount in its financial statements for these matters for which the Company believed the possibility of loss was probable and was able to estimate the damages. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its financial position, results of operations or cash flow. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of legal matters will not have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

10. Stock-Based Compensation and Stockholders’ Deficit
The Company records stock-based compensation expense in accordance with ASC Topic 718, Accounting for Stock Compensation and has used the straight-line attribution method to recognize expense for RSUs, options and DSUs. The

Company recorded stock-based compensation expense during the three months ended March 31, 2016 and March 31, 2015 as follows:

	Three Months ended March 31,
	2016	2015
RSU, Options and DSU Awards (1)	$592	$822

(1)	Related to RSUs, Options and DSUs awarded to certain employees and non-employee directors.

Long-Term Incentive Program—2015 LTIP and 2014 LTIP

At March 31, 2016, based on the current stock price of the Company, management performed a valuation on the market-based stock units, and determined the estimated payout to be at 0% under both the 2015 and 2014 LTIP plans, and reduced stock compensation by $0.2 million in accordance with ASC Topic 718, Compensation—Stock Compensation.

Long-Term Incentive Program—2013 LTIP

Awards under the 2013 LTIP vested on March 15, 2016, and were converted to 207,385 shares of common stock, net of withholdings.
Directors’ Deferred Stock Unit Plan
Under the 2011 non-management directors stock plan ("2011 DSU Plan”), as amended in January of 2015, each director receives an annual retainer of $132, to be paid on a quarterly basis in arrears. Approximately half of the annual retainer is payable in DSUs, with the remaining half payable in cash or a mix of both cash and DSUs at the election of each director. The non-management directors were awarded an aggregate of 21,938 DSUs under the 2011 DSU Plan for service during the quarter ended March 31, 2016. In addition, in accordance with the 2011 DSU Plan, as amended in January of 2015, 18,524 DSUs were settled in common stock during the quarter ended March 31, 2016. In addition, in March of 2016, 22,234 DSU's were settled in common stock in connection with the retirement of a director in September of 2015.

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

Xerium Technologies, Inc.
Consolidating Balance Sheet—(Unaudited)
At March 31, 2016
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
ASSETS
Current assets:
Cash and cash equivalents	$2,062	$(2)	$13,390	$—	$15,450
Accounts receivable, net	575	17,742	53,857	—	72,174
Intercompany receivables	(112,466)	118,426	(5,960)	—	—
Inventories, net	—	13,466	58,921	(1,021)	71,366
Prepaid expenses	1,383	1,160	4,847	—	7,390
Other current assets	—	2,682	13,270	—	15,952
Total current assets	(108,446)	153,474	138,325	(1,021)	182,332
Property and equipment, net	9,082	68,922	223,678	—	301,682
Investments	846,166	226,119	—	(1,072,285)	—
Goodwill	—	17,737	41,565	—	59,302
Intangible assets	—	1,320	135	—	1,455
Non-current deferred tax asset	—	—	9,467	—	9,467
Other assets	—	—	10,358	—	10,358
Total assets	$746,802	$467,572	$423,528	$(1,073,306)	$564,596

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,486	$10,523	$26,010	$—	$39,019
Accrued expenses	19,416	9,313	35,369	—	64,098
Notes payable	—	—	6,721	—	6,721
Current maturities of long-term debt	2,591	2,300	1,542	—	6,433
Total current liabilities	24,493	22,136	69,642	—	116,271
Long-term debt, net of current maturities	451,948	—	7,488	—	459,436
Liabilities under capital leases	3,208	5,513	9,416	—	18,137
Non-current deferred tax liability	(1,342)	1,243	9,354	—	9,255
Pension, other post-retirement and post-employment obligations	19,460	2,998	41,264	—	63,722
Other long-term liabilities	—	—	3,898	—	3,898
Intercompany loans	343,403	(404,580)	61,177	—	—
Total stockholders’ (deficit) equity	(94,368)	840,262	221,289	(1,073,306)	(106,123)
Total liabilities and stockholders’ equity	$746,802	$467,572	$423,528	$(1,073,306)	$564,596

Xerium Technologies, Inc.
Consolidating Balance Sheet
At December 31, 2015
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
ASSETS
Current assets:
Cash and cash equivalents	$3,105	$(2)	$6,736	$—	$9,839
Accounts receivable, net	20	18,585	49,957	—	68,562
Intercompany receivables	(110,541)	113,736	(3,195)	—	—
Inventories, net	—	14,694	57,929	(925)	71,698
Prepaid expenses	510	1,330	4,809	—	6,649
Other current assets	—	2,849	14,020	—	16,869
Total current assets	(106,906)	151,192	130,256	(925)	173,617
Property and equipment, net	9,518	68,075	219,490	—	297,083
Investments	837,064	207,443	—	(1,044,507)	—
Goodwill	—	17,737	40,862	—	58,599
Intangible assets	—	1,389	158	—	1,547
Non-current deferred tax asset	—	—	9,325		9,325
Other assets	—	—	10,203	—	10,203
Total assets	$739,676	$445,836	$410,294	$(1,045,432)	$550,374

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,642	$11,100	$26,954	$—	$40,696
Accrued expenses	12,661	9,668	33,747	—	56,076
Notes payable	—	—	6,556	—	6,556
Current maturities of long-term debt	2,663	1,937	810	—	5,410
Total current liabilities	17,966	22,705	68,067	—	108,738
Long-term debt, net of current maturities	451,923	—	10,547	—	462,470
Liabilities under capital leases	3,276	4,425	1,036	—	8,737
Non-current deferred tax liability	(1,515)	1,243	9,042	—	8,770
Pension, other post-retirement and post-employment obligations	19,950	2,619	41,037	—	63,606
Other long-term liabilities	—	—	11,123	—	11,123
Intercompany loans	341,412	(403,154)	61,742	—	—
Total stockholders’ (deficit) equity	(93,336)	817,998	207,700	(1,045,432)	(113,070)
Total liabilities and stockholders’ (deficit) equity	$739,676	$445,836	$410,294	$(1,045,432)	$550,374

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive (Loss) Income (Unaudited)
For the three months ended March 31, 2016
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$40,588	$81,600	$(7,223)	$114,965
Costs and expenses:
Cost of products sold	—	28,296	50,259	(7,127)	71,428
Selling	305	5,011	10,405	—	15,721
General and administrative	2,691	923	7,893	—	11,507
Research and development	380	1,091	469	—	1,940
Restructuring	428	1,028	1,376	—	2,832
	3,804	36,349	70,402	(7,127)	103,428
(Loss) income from operations	(3,804)	4,239	11,198	(96)	11,537
Interest (expense) income, net	(9,714)	517	(1,144)	—	(10,341)
Foreign exchange gain (loss)	17	(54)	61	—	24
Equity in subsidiaries income	9,102	7,804	—	(16,906)	—
Dividend income	3,145	—	—	(3,145)	—
(Loss) income before provision for income taxes	(1,254)	12,506	10,115	(20,147)	1,220
Provision for income taxes	(191)	(2)	(2,472)	—	(2,665)
Net (loss) income	$(1,445)	$12,504	$7,643	$(20,147)	$(1,445)
Comprehensive (loss) income	$(606)	$12,494	$15,632	$(20,147)	$7,373

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive Income (Loss)-(Unaudited)
For the three months ended March 31, 2015
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$42,850	$81,688	$(3,509)	$121,029
Costs and expenses:
Cost of products sold	(348)	29,378	46,860	(3,414)	72,476
Selling	268	4,801	11,257	—	16,326
General and administrative	2,828	1,411	9,607	—	13,846
Research and development	232	1,196	534	—	1,962
Restructuring	7,952	175	(5,903)	—	2,224
	10,932	36,961	62,355	(3,414)	106,834
(Loss) income from operations	(10,932)	5,889	19,333	(95)	14,195
Interest (expense) income, net	(9,399)	1,160	(1,425)	—	(9,664)
Foreign exchange gain (loss)	213	(141)	905	—	977
Dividend income	700	—	—	(700)	—
Equity in subsidiaries income	21,669	6,623	—	(28,292)	—
Income before provision for income taxes	2,251	13,531	18,813	(29,087)	5,508
Provision for income taxes	(518)	(29)	(3,228)	—	(3,775)
Net income	$1,733	$13,502	$15,585	$(29,087)	$1,733
Comprehensive income (loss)	$1,631	$14,143	$(16,085)	$(29,087)	$(29,398)

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows-(Unaudited)
For the three months ended March 31, 2016 (Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net (loss) income	$(1,445)	$12,504	$7,643	$(20,147)	$(1,445)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	603	—	(11)	—	592
Depreciation	555	2,053	5,292	—	7,900
Amortization of intangibles	—	69	25	—	94
Deferred financing cost amortization	732	—	24	—	756
Foreign exchange gain on revaluation of debt	1,120	—	—	—	1,120
Deferred taxes	173	—	(18)	—	155
Loss on disposition of property and equipment	—	—	17	—	17
Provision for doubtful accounts	—	—	(72)	—	(72)
Undistributed equity in earnings of subsidiaries	(9,102)	(7,804)	—	16,906	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(555)	842	(2,417)	—	(2,130)
Inventories	—	1,229	907	96	2,232
Prepaid expenses	(872)	170	81	—	(621)
Other current assets	—	167	857	—	1,024
Accounts payable and accrued expenses	5,430	(932)	(838)	—	3,660
Deferred and other long-term liabilities	3	379	410	—	792
Intercompany loans	1,925	(4,721)	2,796	—	—
Net cash (used in) provided by operating activities	(1,433)	3,956	14,696	(3,145)	14,074
Investing activities
Capital expenditures	(117)	(938)	(2,495)	—	(3,550)
Intercompany property and equipment transfers, net	(2)	2	—	—	—
Proceeds from disposals of property and equipment	—	5	15	—	20
Net cash used in investing activities	(119)	(931)	(2,480)	—	(3,530)
Financing activities					—
Proceeds from borrowings	10,992	—	2,321	—	13,313
Principal payments on debt	(11,547)	—	(4,892)	—	(16,439)
Dividends paid	—	(3,145)	—	3,145	—
Payment of obligations under capital leases	(67)	(517)	(89)	—	(673)
Payment of financing fees	(116)	—	18	—	(98)
Intercompany loans	1,247	637	(1,884)	—	—
Net cash provided by (used in) financing activities	509	(3,025)	(4,526)	3,145	(3,897)
Effect of exchange rate changes on cash flows	—	—	(1,036)	—	(1,036)
Net (decrease) increase in cash	(1,043)	—	6,654	—	5,611
Cash and cash equivalents at beginning of period	3,105	(2)	6,736	—	9,839
Cash and cash equivalents at end of period	$2,062	$(2)	$13,390	$—	$15,450

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows (Unaudited)
For the three months ended March 31, 2015
(Dollars in Thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net income (loss)	$1,733	$13,502	$15,585	$(29,087)	$1,733
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock-based compensation	752	—	70	—	822
Depreciation	361	1,719	5,083	—	7,163
Amortization of intangibles	—	69	10	—	79
Deferred financing cost amortization	852	—	23	—	875
Foreign exchange gain on revaluation of debt	(1,973)	—	—	—	(1,973)
Deferred taxes	511	—	468	—	979
Loss (gain) on disposition of property and equipment	—	25	(11)	—	14
Provision for doubtful accounts	—	49	423	—	472
Undistributed equity in earnings of subsidiaries	(21,669)	(6,623)	—	28,292	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(47)	231	(776)	—	(592)
Inventories	—	1,047	294	95	1,436
Prepaid expenses	(1,328)	543	810	—	25
Other current assets	—	326	(2,005)	—	(1,679)
Accounts payable and accrued expenses	5,618	(947)	(2,453)	—	2,218
Deferred and other long-term liabilities	(42)	347	(3,876)	—	(3,571)
Intercompany loans	(4,290)	(3,343)	7,633	—	—
Net cash (used in) provided by operating activities	(19,522)	6,945	21,278	(700)	8,001
Investing activities
Capital expenditures	(4,697)	(1,103)	(6,355)	—	(12,155)
Intercompany property and equipment transfers, net	—	191	(191)	—	—
Proceeds from disposals of property and equipment	—	26	6	—	32
Net cash (used in) provided by investing activities	(4,697)	(886)	(6,540)	—	(12,123)
Financing activities					—
Net increase in notes payable	—	—	3,526		3,526
Proceeds from borrowings	13,516	—	5,526	—	19,042
Principal payments on debt	(14,059)	—	(4,272)	—	(18,331)
Dividends paid	—	(700)		700	—
Payments of obligations under capitalized leases	(161)	(101)	(3)	—	(265)
Payment of deferred financing fees	(34)	—	9	—	(25)
Intercompany loans	19,587	(5,258)	(14,329)	—	—
Other financing activities	5,500	—	(5,500)		—
Net cash provided by (used in) financing activities	24,349	(6,059)	(15,043)	700	3,947
Effect of exchange rate changes on cash flows	—	—	(516)	—	(516)
Net (decrease) increase in cash	130	—	(821)	—	(691)
Cash and cash equivalents at beginning of period	605	(14)	8,926	—	9,517
Cash and cash equivalents at end of period	$735	$(14)	$8,105	$—	$8,826

12. Subsequent Events

On May 3, 2016, the Company signed an agreement to acquire J.J. Plank Corporation ("JJ Plank") for approximately $18 million ($16.0 million payable at closing, with the remainder due upon certain post-closing milestones). JJ Plank is a specialty rolls & services company primarily serving targeted markets of the Company’s commercial repositioning program, and has products and services that the Company does not provide today.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by that Act. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Undue reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance, or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include the following items:

•	rate and magnitude of decline in graphical grade paper production;

•	fluctuations in interest rates and currency exchange rates;

•	over-capacity of certain grades of paper, leading to distressed profit situations;

•	execution risk related to the startup of our proposed new facilities in China and Turkey and our expansion projects;

•	local economic conditions in the areas around the world where we conduct business;

•	quality issues with new products that could lead to higher warranty and quality costs;

•	structural shifts in the demand for paper;

•	the effectiveness of our strategies and plans;

•	sudden increase or decrease in production capacity;

•	trend toward extended life in forming fabrics, leading to reduced market size;

•	our development and marketing of new technologies and our ability to compete against new technologies developed by competitors;

•	variations in demand for our products, including our new products;

•	fluctuations in the price of our component supply costs and energy costs;

•	our ability to generate substantial operating cash flow to fund growth and unexpected cash needs;

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

Other factors that could materially affect our actual results, levels of activity, performance or achievements can be found in our “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 14, 2016. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we project. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise, except as required by law.
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
We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed in a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is custom engineered to fit each individual paper-making machine and process. For the three months ended March 31, 2016, our clothing segment represented 62% of our net sales.
Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by each paper producer. We tailor our roll covers to individual paper-making machines and processes, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and we manufacture new and rebuilt spreader rolls. We also provide various related products and services to our customers, both directly and through third party providers, as a growing part of our overall product offering through our roll covers sales channels. For the three months ended March 31, 2016, our roll cover segment represented 38% of our net sales.
Industry Trends and Outlook

The Company's global markets are slightly favorable, overall in the first quarter of 2016, but with a lot of grade and geographical differences. However, the global tissue and containerboard markets still remain very viable and are growing. In response to these trends, we are repositioning our assets, sales teams and value additive technologies to the tissue, packaging, services and non-paper segments around the world, entering new or under-served markets that present long term revenue growth opportunities.
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
The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $1.9 million and $2.0 million for the three months ended March 31, 2016 and 2015, respectively.
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
During the three months ended March 31, 2016, we conducted business in nine foreign currencies. The following table provides the average exchange rate for the three months ended March 31, 2016 and 2015 of the U.S. Dollar against each of the four foreign currencies in which we conduct the largest portion of our operations.

Currency	Three months ended March 31, 2016	Three months ended March 31, 2015
Euro	$1.10 = 1 Euro	$1.13 = 1 Euro
Brazilian Real	$0.26 = 1 Brazilian Real	$0.35 = 1 Brazilian Real
Canadian Dollar	$0.73 = 1 Canadian Dollar	$0.80 = 1 Canadian Dollar
Australian Dollar	$0.72 = 1 Australian Dollar	$0.79 = 1 Australian Dollar
In the three months ended March 31, 2016, we conducted approximately 33% of our operations in Euros, approximately 7% in the Australian Dollar, approximately 8% in the Brazilian Real (although a significant portion of Brazil net sales are in U.S. Dollars) and approximately 5% in the Canadian Dollar.

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

Domestic and Foreign Operating Results:
The following is an analysis of our domestic and foreign operations during the three months ended March 31, 2016 and March 31, 2015 and a discussion of the results of operations during those periods (in thousands):

	Three Months Ended March 31,
	2016	2015
Domestic income (loss) from operations	$435	$(5,043)
Foreign income from operations	11,102	19,238
Total income from operations	$11,537	$14,195
During the three months ended March 31, 2016, domestic income from operations was lower than foreign income from operations primarily due to product mix, market differences and various unallocated corporate expenses. All earnings generated by foreign subsidiaries after 2012 will be remitted to the parent company at some point in the future. U.S. income taxes and foreign withholding taxes have been provided related to those foreign earnings. All other foreign un-remitted earnings generated in years prior to 2013 will remain indefinitely reinvested, except for a portion of the earnings generated prior to 2013 related to our Brazil operations.
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

For the three months ended March 31, 2016, the Company incurred restructuring expenses of $2.8 million. These included $0.7 million of charges related to the closure of the Middletown, Va. facility and $2.1 million of charges relating to headcount reductions and other costs related to previous plant closures. For the three months ended March 31, 2015, the Company incurred restructuring expenses of $2.2 million. These included charges of $1.3 million relating to the closure of the Joao Pessoa, Brazil plant and headcount reductions of $0.9 million.

Results of Operations

The table that follows sets forth for the periods presented certain consolidated operating results.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net sales	$114,965	$121,029
Costs and expenses:
Cost of products sold	71,428	72,476
Selling	15,721	16,326
General and administrative	11,507	13,846
Research and development	1,940	1,962
Restructuring	2,832	2,224
	103,428	106,834
Income from operations	11,537	14,195
Interest expense, net	(10,341)	(9,664)
Foreign exchange gain	24	977
Income before provision for income taxes	1,220	5,508
Provision for income taxes	(2,665)	(3,775)
Net (loss) income	$(1,445)	$1,733
Comprehensive income (loss)	$7,373	$(29,398)
Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Net Sales. Net sales for the three months ended March 31, 2016 decreased by $(6.0) million, or (5.0)%, to $115.0 million from $121.0 million for the three months ended March 31, 2015. Excluding currency effects, sales were down $3.4 million, or 2.8%. For the three months ended March 31, 2016, approximately 62% of our net sales were in our clothing segment and approximately 38% were in our roll covers segment.
In our clothing segment, net sales for the three months ended March 31, 2016 decreased $(6.0) million to $71.3 million from $77.3 million for the three months ended March 31, 2015. Excluding unfavorable currency effects of $(1.1) million, the sales decline of $4.9 million, or 6.3% was primarily due to price reductions in Asia due to softening of China and Indonesia markets, volume declines in South America due to a weakening Brazil economy and timing of North America shipments.
In our rolls segment, net sales for the three months ended March 31, 2016 remained essentially flat at $43.6 million compared to $43.7 million for the three months ended March 31, 2015. Excluding unfavorable currency effects, sales were up by $1.5 million or 3.5%, driven by the Company's new growth initiatives.
Cost of Products Sold. Cost of products sold for the three months ended March 31, 2016 decreased to $71.4 million from $72.5 million for the three months ended March 31, 2015.
In our clothing segment, cost of products sold decreased $(1.2) million in the current quarter compared to the first quarter of 2015, primarily driven by decreased sales volume, discrete production inefficiencies, and unfavorable fixed cost absorption and mix, partially offset by favorable currency and cost reductions, net of inflation. Cost of products sold as a percentage of net sales increased by (3.0)% to 59.9% in the three months ended March 31, 2016 from 56.9% in the three months ended March 31, 2015. This increase was primarily due to discrete production inefficiencies, unfavorable fixed cost absorption and the effect of the ongoing shift in pricing and mix, partially offset by cost reduction initiatives, net of inflation and favorable currency effects.
In our rolls segment, cost of products sold increased $0.4 million in the current quarter compared to the first quarter of 2015, primarily as a result of increased sales volume, partially offset by cost reduction initiatives, net of inflation and favorable currency effects. Cost of products sold as a percentage of net sales increased by 1.0% to 65.8% for the three months ended March 31, 2016 from 64.8% for the three months ended March 31, 2015, primarily as a result of unfavorable currency effects.

Selling Expenses. For the three months ended March 31, 2016, selling expenses decreased by $(0.6) million, or (3.7)%, to $15.7 million from $16.3 million for the three months ended March 31, 2015. This decrease was primarily driven by favorable currency effects.

General and Administrative Expenses. For the three months ended March 31, 2016, general and administrative expenses decreased by $(2.3) million, or (16.7)%, to $11.5 million from $13.8 million for the three months ended March 31, 2015, primarily as a result of cost reduction programs, offset by inflation, decreased bad debt reserves, decreased management incentive expense and favorable currency effects.

Restructuring Expenses. For the three months ended March 31, 2016, we incurred restructuring expenses of $2.8 million.These included $0.7 million of charges related to the closure of the Middletown, Va. facility and $2.1 million of charges relating to headcount reductions and other costs related to previous plant closures.

Interest Expense, Net. Net interest expense for the three months ended March 31, 2016 was $10.3 million, up $0.6 million from $9.7 million for the three months ended March 31, 2015. The increase was primarily due to increased average debt balances and increased average interest rates in the first quarter of 2016 versus the first quarter of 2015.
Provision for Income Taxes. For the three months ended March 31, 2016 and 2015, the provision for income taxes was $2.7 million and $3.8 million, respectively. The decrease in tax expense in the three months ended March 31, 2016, was primarily attributable to decreased earnings in 2016, as well as a one time tax benefit in the current quarter related to a Brazilian tax issue, as compared to tax expense in quarter ended March 31, 2015 resulting from an increase in the unrecognized tax benefit due to the effects of income tax audits. Generally, our provision for income taxes is primarily impacted by the income we earn in tax paying jurisdictions relative to the income we earn in non-tax paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 15% to 35.36%. However, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. We generate losses in certain jurisdictions for which we realize no tax benefit as the deferred tax assets in these jurisdictions (including net operating losses) are fully reserved in our valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings.
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
Net cash provided by operating activities was $14.1 million for the three months ended March 31, 2016 and $8.0 million for the three months ended March 31, 2015. The $6.1 million increase was primarily due to the reduction in working capital in the first quarter of 2016.
Net cash used in investing activities was $(3.5) million for the three months ended March 31, 2016 and $(12.1) million for the three months ended March 31, 2015. The decrease in cash used in investing activities of $(8.6) million was primarily due to the decrease in capital expenditures.
Net cash used by financing activities was $(3.9) million for the three months ended March 31, 2016 and net cash provided by financing activities was $3.9 million for the three months ended March 31, 2015, respectively. The decrease of $(7.8) million was due to a decrease of $(9.3) million in proceeds from borrowings, partially offset by a decrease of $(1.5) million principal payments on debt and payments under capital leases.
As of March 31, 2016, the outstanding balance of the Company's term debt under its Credit Facility and Notes was $459.8 million, which is net of a $0.6 million discount. In addition, as of March 31, 2016, an aggregate of $33.9 million is available for additional borrowings. This availability represents a borrowing base of $36.9 million less $3.0 million of that facility committed for letters of credit or additional borrowings.

We expect to spend cash of approximately $11.0 million related to our restructuring initiatives in 2016. We have spent $3.7 million in the three months ended March 31, 2016. Actual restructuring costs for 2016 may substantially differ from estimates at this time, depending on the timing of the restructuring activities and the required actions to complete them.
Capital Expenditures
For the three months ended March 31, 2016, we had capital expenditures of $3.6 million. We are currently targeting capital expenditures for 2016 to be approximately $20.0 million. We analyze our planned capital expenditures, based on investment opportunities available to us and our financial and operating performance, and accordingly, actual capital expenditures may be more or less than this amount. We intend to use existing cash and cash from operations to fund our capital expenditures.
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
On May 17, 2013, the Company entered into a Credit and Guaranty Agreement for a $200.0 million term loan credit facility (the “Term Credit Facility”), net of a discount of $1.0 million, among the Company, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions. The Company also entered into a Revolving Credit and Guaranty Agreement originally for a $40.0 million asset-based revolving credit facility subject to a borrowing base among Xerium Technologies, Inc., as a US borrower, Xerium Canada Inc., as Canadian borrower, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions (the "Domestic Revolver"). On March 3, 2014, the Company entered into an amendment to the Revolving Credit and Guaranty Agreement (as amended, the “ABL Facility,” and collectively with the Term Credit Facility, the “Credit Facility”), increasing the aggregate availability under the ABL Facility to $55 million. On November 3, 2015, the Company refinanced its existing ABL Facility and entered into a new Revolving Credit and Guaranty Agreement (as amended, the "New ABL Facility") with one of its existing ABL lenders. The amount of the ABL Facility continues to provide aggregate availability of $55 million and the collateral pledged thereunder will has remained the same. The New ABL Facility matures in November of 2020 and accrues interest at LIBOR plus a margin of 75 basis points, and is 4.50% at March 31, 2016.
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
We are in compliance with all covenants under the Notes and Credit Facility at March 31, 2016.
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
Our significant policies are described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. There have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in our Annual Report on Form 10-K for the year ended December 31, 2015.
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

	Three Months Ended March 31,
	2016	2015
Net (loss) income	$(1,445)	$1,733
Stock-based compensation	592	822
Depreciation	7,900	7,163
Amortization of intangibles	94	79
Deferred financing cost amortization	756	875
Foreign exchange loss (gain) on revaluation of debt	1,120	(1,973)
Deferred tax expense	155	979
Loss on disposition of property and equipment	17	14
Net change in operating assets and liabilities	4,885	(1,691)
Net cash provided by operating activities	14,074	8,001
Interest expense, excluding amortization	9,585	8,789
Net change in operating assets and liabilities	(4,885)	1,691
Current portion of income tax expense	2,510	2,796
Stock-based compensation	(592)	(822)
Foreign exchange gain (loss) on revaluation of debt	(1,120)	1,973
Loss on disposition of property and equipment	(17)	(14)
EBITDA	19,555	22,414
Stock-based compensation	592	822
Operational restructuring expenses	2,832	2,224
Other non-recurring expenses	103	—
Plant startup costs	877	750
Adjusted EBITDA	$23,959	$26,210

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our interest rate risks as of March 31, 2016 have not materially changed from December 31, 2015 (see Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015). As of March 31, 2016, we had outstanding long term debt with a carrying amount of $466.0 million with an approximate fair value of $419.2 million.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, as of March 31, 2016 under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as set forth above.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There have been no material developments to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2015. See Note 9 to our Unaudited Condensed Consolidated Financial Statements for other routine litigation to which we are subject.

ITEM 1A.	RISK FACTORS
The risks described in our Annual Report on Form 10-K for the year ended December 31, 2015 have not materially changed.

ITEM 6.    EXHIBITS
See the exhibit index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XERIUM TECHNOLOGIES, INC.
(Registrant)

May 4, 2016	By:	/s/Clifford E. Pietrafitta
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