Form 10-Q
period 2016-06-30
XERIUM TECHNOLOGIES INC
filed 2016-08-02
CIK 1287151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________
FORM 10-Q
________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
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
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 1, 2016 was 16,010,059

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

Xerium Technologies, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands and unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$10,591	$9,839
Accounts receivable, net	72,016	68,562
Inventories, net	74,234	71,698
Prepaid expenses	7,743	6,649
Other current assets	16,925	16,869
Total current assets	181,509	173,617
Property and equipment, net	304,055	297,083
Goodwill	60,947	58,599
Intangible assets	7,868	1,547
Non-current deferred tax asset	10,366	9,325
Other assets	10,832	10,203
Total assets	$575,577	$550,374
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$6,630	$6,556
Accounts payable	39,100	40,696
Accrued expenses	55,496	56,076
Current maturities of long-term debt	8,731	5,410
Total current liabilities	109,957	108,738
Long-term debt, net of current maturities	467,480	462,470
Liabilities under capital leases	21,461	8,737
Non-current deferred tax liability	10,113	8,770
Pension, other post-retirement and post-employment obligations	59,795	63,606
Other long-term liabilities	5,565	11,123
Commitments and contingencies
Stockholders’ deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value, 20,000,000 shares authorized; 16,010,059 and 15,745,914 shares outstanding as of June 30, 2016 and December 31, 2015, respectively	16	16
Paid-in capital	430,449	430,054
Accumulated deficit	(420,783)	(421,448)
Accumulated other comprehensive loss	(108,476)	(121,692)
Total stockholders’ deficit	(98,794)	(113,070)
Total liabilities and stockholders’ deficit	$575,577	$550,374

Xerium Technologies, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share data and unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Sales	$123,973	$123,128	$238,938	$244,157
Costs and expenses:
Cost of products sold	75,782	73,686	147,210	146,162
Selling	15,735	16,429	31,456	32,756
General and administrative	13,427	12,045	24,934	25,890
Research and development	1,545	1,892	3,486	3,854
Restructuring	2,777	5,509	5,609	7,733
	109,266	109,561	212,695	216,395
Income from operations	14,707	13,567	26,243	27,762
Interest expense, net	(10,658)	(8,705)	(20,999)	(18,369)
Foreign exchange (loss) gain	(72)	(885)	(47)	92
Income before provision for income taxes	3,977	3,977	5,197	9,485
Provision for income taxes	(1,867)	(4,680)	(4,532)	(8,454)
Net income (loss)	$2,110	$(703)	$665	$1,031
Comprehensive income (loss)	$6,508	$6,704	$13,881	$(22,693)
Net income (loss) per share:
Basic	$0.13	$(0.05)	$0.04	$0.07
Diluted	$0.13	$(0.05)	$0.04	$0.06
Shares used in computing net income (loss) per share:
Basic	15,995,071	15,593,668	15,891,309	15,568,955
Diluted	16,619,082	15,593,668	16,787,087	16,544,887

Xerium Technologies, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands and unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net income	$665	$1,031
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,426	1,626
Depreciation	16,082	14,259
Amortization of intangibles	304	158
Deferred financing cost amortization	1,542	1,771
Foreign exchange loss (gain) on revaluation of debt	151	(915)
Deferred taxes	(797)	1,607
Loss on disposition of property and equipment	78	28
Provision for doubtful accounts	(16)	178
Change in assets and liabilities which provided (used) cash:
Accounts receivable	1,003	(156)
Inventories	2,353	1,985
Prepaid expenses	(851)	(1,241)
Other current assets	71	(1,006)
Accounts payable and accrued expenses	(5,413)	896
Deferred and other long-term liabilities	533	(5,316)
Net cash provided by operating activities	17,131	14,905
Investing activities
Capital expenditures	(5,972)	(27,914)
Proceeds from disposals of property and equipment	117	62
Acquisition costs	(16,225)	—
Net cash used in investing activities	(22,080)	(27,852)
Financing activities
Proceeds from borrowings	39,864	42,985
Principal payments on debt	(29,703)	(30,274)
Payment of financing fees	(24)	(27)
Payment of obligations under capital leases	(1,726)	(557)
Employee taxes paid on equity awards	(1,031)	(234)
Net cash provided by financing activities	7,380	11,893
Effect of exchange rate changes on cash flows	(1,679)	760
Net increase (decrease) in cash	752	(294)
Cash and cash equivalents at beginning of period	9,839	9,517
Cash and cash equivalents at end of period	$10,591	$9,223

Accrued construction in process	$—	$1,952

Xerium Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share data)
1. Description of Business and Significant Accounting Policies
Description of Business

Xerium Technologies, Inc. (the "Company") is a leading global provider of industrial consumables and mechanical services used in the production of paper, paperboard, building products and nonwoven materials. Its operations are strategically located in the major paper-making regions of the world, including North America, Europe, Latin America and Asia-Pacific.
Basis of Presentation
The accompanying unaudited condensed consolidated interim financial statements at June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2015 as reported on the Company's Annual Report on Form 10-K filed on March 14, 2016.
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
The components of inventories are as follows at:

	June 30, 2016	December 31, 2015
Raw materials	$14,784	$12,389
Work in process	26,984	25,203
Finished goods (includes consigned inventory of $6,261 at June 30, 2016 and $6,513 at December 31, 2015)	39,317	40,058
Inventory allowances	(6,851)	(5,952)
	$74,234	$71,698
Goodwill
The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other Intangible Assets (“Topic 350”). Topic 350 requires that goodwill and intangible assets that have indefinite lives not be amortized, but instead, must be tested for impairment at least annually or whenever events or business conditions warrant. During the three and six months ended June 30, 2016, the Company evaluated events and business conditions to determine if a test for an impairment of goodwill was warranted. No such events or business conditions took place during this period, therefore no test was determined to be warranted at June 30, 2016.
Warranties
The Company offers warranties on certain roll products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The Company estimates the costs that may be incurred under its warranties and records a liability in Accrued Expenses on its Consolidated Balance Sheet for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. The table below represents the changes in the Company’s warranty liability for the six months ended June 30, 2016 and 2015:

	Beginning Balance	Charged to Cost of Sales	Effect of Foreign Currency Translation	Deduction from Reserves	Ending Balance
Six Months Ended June 30, 2016:	$2,175	$796	$56	$(431)	$2,596
Six Months Ended June 30, 2015:	$2,685	$747	$(94)	$(1,076)	$2,262

Net Income (Loss) Per Common Share
Net income (loss) per common share has been computed and presented pursuant to the provisions of ASC Topic 260, Earnings per Share (“Topic 260”). Net income (loss) per share is based on the weighted-average number of shares outstanding during the period. As of June 30, 2016 and 2015, the Company had outstanding restricted stock units (“RSUs”), deferred stock units (“DSUs”) and options.
The following table sets forth the computation of basic and diluted weighted-average shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted-average common shares outstanding–basic	15,995,071	15,593,668	15,891,309	15,568,955
Dilutive effect of stock-based compensation awards outstanding	624,011	—	895,778	975,932
Weighted-average common shares outstanding–diluted	16,619,082	15,593,668	16,787,087	16,544,887
The following table sets forth the aggregate of the dilutive securities that were outstanding in the three and six months ended June 30, 2016 and 2015, but were not included in the computation of diluted earnings per share because the impact would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Anti-dilutive securities	637,621	1,411,669	365,854	12,182
Impairment
The Company reviews its long-lived assets that have finite lives for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment (“Topic 360”). This topic requires that companies evaluate the fair value of long-lived assets based on the anticipated undiscounted future cash flows to be generated by the assets when indicators of impairment exist to determine if there is impairment to the carrying value. Any change in the carrying amount of an asset as a result of the Company's evaluation has been recorded in either restructuring expense, if it was a result of the Company's restructuring activities, or general and administrative expense for all other impairments in the consolidated statements of operations. For the three and six months ended June 30, 2016 and 2015, the Company had no impairment charges included in restructuring expense.

New Accounting Pronouncements

In March of 2016, the FASB issued Accounting Standards Update No 2016-09 Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 will change certain aspects of accounting for share-based payments to employees. The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 is required to be adopted in January of 2017. The Company early adopted this standard at June 30, 2016 and as a result classified $1.0 million and $234 thousand of employee taxes paid on equity awards as a financing activity in the statement of cash flows, for the six months ended June 30, 2016 and June 30, 2015 respectively. The remaining provisions of ASU 2016-09 did not have a material impact on the accompanying condensed consolidated financial statements.

In February of 2016, the FASB issued Accounting Standards Update No 2016-02 Leases ("ASU 2016-02"). ASU 2016-02 includes final guidance that requires lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to today’s accounting. The guidance also eliminates today’s real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. All entities will classify leases to determine how to recognize lease-related revenue and expense. Classification will continue to affect amounts that lessors record on the balance sheet. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. They have the option to use certain relief. Full retrospective application is prohibited. ASU 2016-02 is effective for public companies with annual periods beginning after 15 December 2018, and interim periods within those years. For all other entities, it is effective for annual periods beginning after 15 December 2019, and interim periods the following year. Early adoption is permitted for all entities. The Company is in the process of evaluating this accounting standard update.

In November of 2015, the FASB issued ASU 2015-17 Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). This guidance requires companies to classify all deferred tax assets and liabilities as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. For public companies, the guidance is effective for financial statements issued for annual periods beginning after 15 December 2016 (i.e., 2017 for a calendar-year company) and interim periods within those annual periods. For all other entities, the guidance is effective for financial statements issued for annual periods beginning after 15 December 2017 (i.e., 2018 for a calendar-year company), and interim periods within annual periods beginning a year later. Early adoption of the guidance is permitted. Companies can adopt the guidance either prospectively or retrospectively. The Company is in the process of evaluating this accounting standard update and does not expect that adopting ASU 2015-17 will have a material impact on its consolidated financial statements.

In July of 2015, the FASB issued Accounting Standards Update Inventory ("ASU 2015-11"). ASU 2015-11 applies only to first-in, first-out (FIFO) and average cost inventory costing methods and will reduce costs and increase comparability for these methods. There will be no change for last-in, first-out, (LIFO) or retail inventory methods as the costs of transitioning to a new method would outweigh the benefits due to the complexity of these methods. Under this ASU, inventory should be measured at the lower of cost and net realizable value (selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation). When the net realizable value of inventory is less than its cost, the difference will be recognized as a loss in earnings in the period in which it occurs. This ASU more closely aligns the measurement of inventory under GAAP with International Financial Reporting Standards guidance. The amendments are effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and for other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively, and early application is permitted as of the beginning of an interim or annual reporting period. The Company is in the process of evaluating this accounting standard update.

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
2. Business Acquisitions
On May 4, 2016, the Company acquired JJ Plank Corporation/Spencer Johnston (“Spencer Johnston”), a spreader roll company headquartered in Neenah, Wisconsin for a total purchase price of $18.0 million. This acquisition adds diversity to Xerium’s growing rolls business in North America and will expand its current product offerings, service capabilities and its markets served, strengthen its financial profile and grow its customer base. The Company acquired all of the assets and assumed certain liabilities of Spencer Johnston and obtained one hundred percent of the voting equity interest.

Because the transaction was completed on May 4, 2016, the final purchase price allocation is preliminary and subject to change based on additional reviews performed, such as asset verification. Specific accounts subject to ongoing purchase accounting adjustments include but are not limited to working capital and goodwill. Therefore, the measurement period remains open as of June 30, 2016. The Company anticipates completing these purchase price accounting adjustments during the fourth quarter of 2016.
The purchase price of $18.0 million resulted in net assets acquired other than goodwill of $15.3 million and goodwill of $2.7 million. All of the goodwill is allocated to the Rolls business segment.
Goodwill represents the excess purchase price over the fair values of assets acquired and liabilities assumed. The goodwill was generated by the synergies the transaction provides.
The Company incurred roughly $0.7 million of transaction related expenses during the six months ended June 30, 2016. These expenses were charged to SG&A expense in the period incurred.
3. Derivatives and Hedging
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
Cash Flow Hedges of Interest Rate Risk
From time to time, the Company uses interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements. However, at June 30, 2016, the Company had no interest rate swaps.
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
As of June 30, 2016 and December 31, 2015, the Company had outstanding derivatives that were not designated as hedges in qualifying hedging relationships. The value of these contracts is recognized at fair value based on market exchange forward rates and is recorded in other assets or other liabilities on the Consolidated Balance Sheets. The following represents the fair value of these derivatives at June 30, 2016 and December 31, 2015 and the change in fair value included in foreign exchange gain (loss) in the three and six months ended June 30, 2016 and 2015:

	June 30, 2016	December 31, 2015
Fair value of derivative asset (liability)	$(892)	$(1,188)
	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Change in fair value of derivative included in foreign exchange loss	$(1,101)	$605
	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Change in fair value of derivative included in foreign exchange loss	$69	$(1,454)

The following represents the notional amounts of foreign exchange forward contracts at June 30, 2016:

	Notional Sold	Notional Purchased
Non-designated hedges of foreign exchange risk	$3,983	$(60,149)
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

4. Long term Debt
At June 30, 2016 and December 31, 2015, long term debt consisted of the following:

	June 30, 2016	December 31, 2015
Senior secured term loan facility, payable quarterly, U.S. Dollar denominated–LIBOR (minimum 1.25%) plus 5.0% (6.25%) net of $0.6 million discount. Matures May of 2019.	$222,898	$223,937
Senior Notes (Unsecured), payable semi-annually–U.S. Dollar denominated interest rate fixed at 8.875%. Matures June of 2018.	236,410	236,410
Notes payable, working capital loan, variable interest rate at 2.05%. Matures June 30, 2016, with one-year rollover option.	6,630	6,556
Fixed asset loan contract, variable interest rate of 5.78%. Matures June of 2020.	8,076	8,548
Other debt	14,627	6,278
Total debt	488,641	481,729
Less deferred financing costs	(5,800)	(7,293)
Less current maturities of long term debt and notes payable	(15,361)	(11,966)
Total long term debt	$467,480	$462,470
On May 17, 2013, the Company entered into a Credit and Guaranty Agreement for a $200.0 million term loan credit facility (the “Term Credit Facility”), net of a discount of $1.0 million, among the Company, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions. The Company also entered into a Revolving Credit and Guaranty Agreement originally for a $40.0 million asset-based revolving credit facility subject to a borrowing base among Xerium Technologies, Inc., as a US borrower, Xerium Canada Inc., as Canadian borrower, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions (the "Domestic Revolver"). On March 3, 2014, the Company entered into an amendment to the Revolving Credit and Guaranty Agreement (as amended, the “ABL Facility,” and collectively with the Term Credit Facility, the “Credit Facility”), increasing the aggregate availability under the ABL Facility to $55 million. On November 3, 2015, the Company refinanced its existing ABL Facility and entered into a new Revolving Credit and Guaranty Agreement (as amended, the "New ABL Facility") with one of its existing ABL lenders. The amount of the ABL Facility continues to provide aggregate availability of $55 million and the collateral pledged thereunder has remained the same. The New ABL Facility matures in November of 2020 and accrues interest at LIBOR plus a margin of 75 basis points, and is 4.50% at June 30, 2016.
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

On July 17, 2015 (the "Closing Date"), Xerium China, Co., Ltd. ("Xerium China"), a wholly-owned subsidiary of the Company entered into and closed a Fixed Assets Loan Contract (the "Loan Agreement") with the Industrial and Commercial Bank of China Limited, Shanghai-Jingan Branch (the “Bank”) with respect to a RMB 58.5 million loan, which was approximately $9.4 million USD on July 17, 2015. The loan is secured by pledged machinery and equipment of Xerium China and guaranteed by Xerium Asia Pacific (Shanghai) Limited and Stowe Woodward (Changzhou) Roll Technologies Co. Ltd., which are wholly-owned subsidiaries of the Company, pursuant to guarantee agreements (the "Guarantee Agreements"). Interest on the outstanding principal balance of the loan accrues at a benchmark rate plus a margin. The current interest rate at June 30, 2016 is approximately 5.8%. The interest rate will be adjusted every 12 months during the term of the loan, based on the benchmark interest rate adjustment. Interest under the loan is payable quarterly in arrears. Principal on the loan is to be repaid in part every six months following the Closing Date, in accordance with a predetermined schedule set forth in the Loan Agreement. Proceeds of the Loan will be used by Xerium China to purchase production equipment. The Loan Agreement contains certain customary representations and warranties and provisions relating to events of default.
As of June 30, 2016, the outstanding balance of the Company's term debt under its Credit Facility and Notes was $459.3 million, which is net of a $0.6 million discount. In addition, as of June 30, 2016, an aggregate of $23.3 million is available for additional borrowings. This availability represents a borrowing base of $35.3 million less $12.0 million of that facility committed for letters of credit or additional borrowings.
As of June 30, 2016, the carrying value of the Company’s long term debt was $475.6 million and its fair value was approximately $471.8 million. The Company determined the fair value of its debt utilizing significant other observable inputs (Level 2 of the fair value hierarchy).

Capitalized Lease Liabilities

As of June 30, 2016, the Company had capitalized lease liabilities totaling $21.5 million. These amounts represent the lease on the corporate headquarters and the Kunshan, China facility, as well as other leases for software, vehicles and machinery and equipment. In addition, in April of 2016, the Company entered into sales - lease back arrangements totaling $6.0 million for various machinery and equipment in North America. The proceeds were used to partially fund the Spencer Johnston acquisition, which closed in May of 2016.
5. Income Taxes

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
For the three and six months ended June 30, 2016, the provision for income taxes was $1.9 million and $4.5 million as compared to $4.7 million and $8.5 million for the three and six months ended June 30, 2015. The decrease in tax expense in the three and six months ended June 30, 2016 was primarily attributable to the geographic mix of earnings, as well as tax benefits from interest deductions in Brazil, as compared to tax expense in the prior quarter resulting from an increase in the unrecognized tax benefit due to the effects of income tax audits. Generally, the provision for income taxes is primarily impacted by income earned in tax paying jurisdictions relative to income earned in non-tax paying jurisdictions. The majority of income recognized for purposes of computing the effective tax rate is earned in countries where the statutory income tax rates range from 15.0% to 35.4%; however, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. The Company generates losses in certain jurisdictions for which no tax benefit is realized, as the deferred tax assets in these jurisdictions (including the net operating losses) are fully reserved in the valuation allowance. For this reason, the Company recognizes minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States and Australia. Due to these reserves, the geographic mix of the Company’s pre-tax earnings has a direct correlation with how high or low its annual effective tax rate is relative to consolidated earnings.
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
As of June 30, 2016, the Company had a gross amount of unrecognized tax benefit of $7.7 million, exclusive of interest and penalties. The unrecognized tax benefit increased by approximately $210 thousand during the six months ended June 30, 2016, as a result of new positions related to the current year and foreign currency effects.
The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense, which were $4 thousand and $43 thousand related to the unrecognized tax benefits for the three and six months ended June 30, 2016. The tax years 2002 through 2015 remain open to examination in a number of the major tax jurisdictions to which the Company and its subsidiaries are subject. The Company believes that it has made adequate provisions for all income tax uncertainties.
6. Pensions, Other Post-retirement and Post-employment Benefits
The Company accounts for its pensions, other post-retirement and post-employment benefit plans in accordance with ASC Topic 715, Compensation—Retirement Benefits (“Topic 715”). The Company has defined benefit pension plans covering substantially all of its U.S. and Canadian employees and employees of certain subsidiaries in other countries. Benefits are generally based on the employee’s years of service and compensation. These plans are funded in conformity with the funding requirements of applicable government regulations. The Company does not fund certain plans, as funding is not required. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. In addition, the Company also intends to fund its U.K. and Canadian defined benefit plans in accordance with local regulations.

Curtailment accounting was triggered with the June 30, 2016 freeze of a North America rolls plant’s pension plan. As a result, a curtailment gain was recorded in the second quarter of 2016 in the amount of $2.7 million, as a reduction to pension liability, and a decrease to other comprehensive loss.
As required by Topic 715, the following tables summarize the components of net periodic benefit cost:

Defined Benefit Plans

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost	$418	$554	$823	$1,390
Interest cost	1,531	1,097	3,016	2,767
Expected return on plan assets	(1,596)	(1,192)	(3,144)	(3,007)
Amortization of net loss	575	495	1,133	1,256
Net periodic benefit cost	$928	$954	$1,828	$2,406
7. Comprehensive Income and Accumulated Other Comprehensive Loss
Comprehensive income for the three and six months ended June 30, 2016 (net of tax expense of $671 thousand and $738 thousand) and 2015 (net of a tax benefit of $(766) thousand and net of tax expense of $86 thousand) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$2,110	$(703)	$665	$1,031
Foreign currency translation adjustments	1,268	6,489	9,728	(26,368)
Pension liability changes under Topic 715	3,130	793	3,488	2,477
Change in value of derivative instruments	—	125	—	167
Comprehensive income (loss)	$6,508	$6,704	$13,881	$(22,693)
The components of accumulated other comprehensive loss for the three months ended June 30, 2016 are as follows (net of tax benefits of $6.3 million):

	Foreign Currency Translation Adjustment	Pension Liability Changes Under Topic 715	Change in Value of Derivative Instruments	Accumulated Other Comprehensive (Loss) Income
Balance at March 31, 2016	$(77,522)	$(35,401)	$49	$(112,874)
Other comprehensive loss before reclassifications	1,268	(146)	—	1,122
Pension curtailment	—	2,701		2,701
Amounts reclassified from other comprehensive loss:
Amortization of actuarial losses	—	575	—	575
Net current period other comprehensive income	1,268	3,130	—	4,398
Balance at June 30, 2016	$(76,254)	$(32,271)	$49	$(108,476)

The components of accumulated other comprehensive loss for the six months ended June 30, 2016 are as follows (net of tax benefits of $6.3 million):

	Foreign Currency Translation Adjustment	Pension Liability Changes Under Topic 715	Change in Value of Derivative Instruments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2015	$(85,982)	$(35,759)	$49	$(121,692)
Other comprehensive loss before reclassifications	9,728	(346)	—	9,382
Pension curtailment		2,701		2,701
Amounts reclassified from other comprehensive loss:
Amortization of actuarial losses	—	1,133	—	1,133
Net current period other comprehensive income	9,728	3,488	—	13,216
Balance at June 30, 2016	$(76,254)	$(32,271)	$49	$(108,476)

For the three and six months ended June 30, 2016, the amortization of actuarial losses is included in cost of products sold and general and administrative expenses in the Consolidated Statements of Operations.

8. Restructuring Expense
For the six months ended June 30, 2016, the Company incurred restructuring expenses of $5.6 million. These included $1.2 million of charges related to the closure of the Middletown, Va. facility and $4.4 million of charges relating to headcount reductions and other costs related to previous plant closures. For the six months ended June 30, 2015, the Company incurred restructuring expenses of $7.7 million. These included charges of $2.9 million relating to the closure of the Joao Pessoa, Brazil plant $2.4 million charges related to the closure of Warwick, Canada machine clothing facility, and $2.4 million of charges relating to headcount reductions and other costs related to previous plant closures.
The following table sets forth the significant components of the restructuring accrual (included in Accrued Expenses on our Consolidated Balance Sheet), including activity under restructuring programs for the six months ended June 30, 2016 and 2015:

	Balance at December 31, 2015	Charges	Currency Effects	Cash Payments	Balance at June 30, 2016
Severance and other benefits	$5,308	$3,416	$58	$(3,681)	$5,101
Facility costs and other	903	2,193	10	(2,797)	309
Total	$6,211	$5,609	$68	$(6,478)	$5,410

	Balance at December 31, 2014	Charges	Currency Effects	Cash Payments	Balance at June 30, 2015
Severance and other benefits	$4,880	$4,331	$(382)	$(2,202)	$6,627
Facility costs and other	818	3,402	(62)	(3,759)	399
Total	$5,698	$7,733	$(444)	$(5,961)	$7,026
Restructuring and impairment expense by segment, which is not included in Segment Earnings in Note 9, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Clothing	$1,674	$5,009	$3,126	$7,101
Roll Covers	950	187	1,841	288
Corporate	153	313	642	344
Total	$2,777	$5,509	$5,609	$7,733
9. Business Segment Information
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
Summarized financial information for the Company’s reportable segments is presented in the tables that follow for the three and six months ended June 30, 2016 and 2015.

	Clothing	Roll Covers	Corporate	Total
Three Months Ended June 30, 2016:
Net Sales	$74,819	$49,154	$—	$123,973
Segment Earnings (Loss)	$21,298	$10,641	$(4,328)	$27,611
Three Months Ended June 30, 2015:
Net Sales	$79,151	$43,977	$—	$123,128
Segment Earnings (Loss)	$22,080	$9,087	$(3,165)	$28,002

For the six months ended June 30, 2016:
Net Sales	$146,156	$92,782	$—	$238,938
Segment Earnings (Loss)	$39,936	$19,901	$(8,267)	$51,570
For the six months ended June 30, 2015:
Net Sales	$156,435	$87,722	$—	$244,157
Segment Earnings (Loss)	$43,846	$17,178	$(6,812)	$54,212
Provided below is a reconciliation of Segment Earnings (Loss) to income before provision for income taxes for the three and six months ended June 30, 2016 and 2015, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Segment Earnings:
Clothing	$21,298	$22,080	$39,936	$43,846
Roll Covers	10,641	9,087	19,901	17,178
Corporate	(4,328)	(3,165)	(8,267)	(6,812)
Stock-based compensation	(834)	(804)	(1,426)	(1,626)
Interest expense, net	(10,658)	(8,705)	(20,999)	(18,369)
Depreciation and amortization	(8,392)	(7,175)	(16,386)	(14,417)
Restructuring expense	(2,777)	(5,509)	(5,609)	(7,733)
Other non-recurring expense	(434)	(700)	(668)	(700)
Plant startup costs	(539)	(1,132)	(1,285)	(1,882)
Income before provision for income taxes	$3,977	$3,977	$5,197	$9,485
10. Commitments and Contingencies
The Company is involved in various legal matters which have arisen in the ordinary course of business as a result of various immaterial labor claims, taxing authority reviews and other routine legal matters. As of June 30, 2016, the Company accrued an immaterial amount in its financial statements for these matters for which the Company believed the possibility of loss was probable and was able to estimate the damages. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its financial position, results of operations or cash flow. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of legal matters will not have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

11. Stock-Based Compensation and Stockholders’ Deficit
The Company records stock-based compensation expense in accordance with ASC Topic 718, Accounting for Stock Compensation and has used the straight-line attribution method to recognize expense for RSUs, options and DSUs. The Company recorded stock-based compensation expense during the three months ended June 30, 2016 and June 30, 2015 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
RSU, Options and DSU Awards (1)	$834	$804	$1,426	$1,626

(1)	Related to RSUs, Options and DSUs awarded to certain employees and non-employee directors.

Long-Term Incentive Program—2015 LTIP and 2014 LTIP

During the six months ended June 30, 2016, based on the current stock price of the Company, management performed a valuation on the market-based stock units, and determined the estimated payout to be at 0% under both the 2015 and 2014 LTIP plans, and reduced stock compensation by $0.2 million in accordance with ASC Topic 718, Compensation—Stock Compensation.

Long-Term Incentive Program—2013 LTIP

Awards under the 2013 LTIP vested on March 15, 2016, and were converted to 207,385 shares of common stock, net of withholdings.

Summary of Activity under the Long-Term Incentive Plans

On May 4, 2016, the Board of Directors approved the 2016 - 2018 Long-Term Incentive Plan (the “2016 - 2018 LTIP”) under the 2010 Equity Incentive Plan (the “2010 Plan”). Awards under the 2016 - 2018 LTIP are time-based, performance-based and market-based. A specific target share award has been set for each participant in the 2016 - 2018 LTIP. Awards will be paid in the form of shares of common stock of the Company, as described below:

•
182,190 Time-based awards, or 35% of the total target award for each participant, have been granted in the form of time-based restricted stock units under the Company’s 2010 Plan. The time-based restricted stock units vest on the third anniversary of the date of grant.

•
338,354 Performance-based and Market-based awards, 65% of the total target award for each participant, have been granted in the form of performance-based stock units under the 2010 Plan. Of these units, one third will vest based on the financial performance of the Company as measured by Adjusted EBITDA, one third will vest based on the free cash flow of the Company and the other one third will vest based on the stock price performance of the Company.

Half of the performance-based stock units whose vesting is subject to the financial performance of the Company (the “financial stock units”) will vest based on the degree to which the Company achieves a targeted three-year cumulative Adjusted EBITDA metric, adjusted for currency fluctuations, over the performance period of January 1, 2016 through December 31, 2018. Financial stock units that vest will convert into shares of the Company’s common stock and be paid after the close of a three-year performance period. The amount of units that vest will range from 50% to 200% of the employee's total financial stock units. Upon attainment of cumulative Adjusted EBITDA equal to 90% or less of the targeted Adjusted EBITDA, none of the financial stock units will vest. Upon attainment of more than 90% of the targeted Adjusted EBITDA, the financial stock units will begin vesting on a straight-line basis from 50% of the financial stock units at 90% of the targeted Adjusted EBITDA to 100% of the financial stock units at 100% of the targeted Adjusted EBITDA, up to a maximum payout of 200% of the financial stock units at 110% of the targeted Adjusted EBITDA.

Half of the performance-based stock units whose vesting is subject to the financial performance of the Company (the “financial stock units”) will vest based on the degree to which the Company achieves a targeted three-year cumulative Free Cash Flow metric, adjusted for currency fluctuations, over the performance period of January 1, 2016 through December 31, 2018. Financial stock units that vest will convert into shares of the Company’s common stock and be paid after the close of a three-year performance period. The amount of units that vest will range from 50% to 200% of the employee's total financial stock units. Upon attainment of cumulative Free Cash Flow equal to 88% or less of the targeted Free Cash Flow, none of the financial stock units will vest. Upon attainment of more than 88% of the targeted Free Cash Flow, the financial stock units will begin vesting on a straight-line basis from 50% of the financial stock units at 88% of the targeted Free Cash Flow to 100% of the financial stock units at 100% of the targeted Free Cash Flow, up to a maximum payout of 200% of the financial stock units at 113% of the targeted Free Cash Flow.

The market-based stock units whose vesting is subject to stock price performance of the Company (the “market-based stock units”) will vest based on the Company's total stock price change (plus dividends) over the three-year performance period of May 4, 2016 through May 4, 2019 (“TSR”) relative to the TSR over the same performance period of companies listed on the S&P Global Small Cap Index on the third anniversary of the grant date, or May 4, 2019. Market-based stock units that vest will convert into shares of the Company’s common stock and will be paid after the third anniversary of the grant date, or May 4, 2019. The amount of units that vest will range from 50% to 200% of the employee's total market-based stock units. If the Company’s TSR over the performance period is less than the 35th percentile TSR of companies in the S&P Global Small Cap Index, then no market-based units will vest. If the Company’s TSR over the performance period is equal to the 35th percentile TSR of the companies in the S&P Global Small Cap Index, then 50% of the market-based stock units will vest. Full payout at 100% of the market-based stock units will be made if the Company’s TSR over the performance period is equal to the 55th percentile TSR of companies in the S&P Global Small Cap Index and payout of 200% of the market-based stock units made if the Company's TSR over the performance period is equal to the 75th percentile TSR of companies in the S&P Global Small Cap Index. TSR performance between the 35th and 75th percentile TSR of companies in the S&P Global Small Cap Index will result in an interpolated payout percentage of the market-based stock units between 50% and 200%.

Subject to early acceleration and payment under certain circumstances consistent with the terms of the Company’s 2016 - 2018 LTIP and LTIP Share Agreement thereunder, delivery of shares of common stock underlying the time-based and performance-based and market-based awards that become vested are subject to the participant’s continued service to the Company through May 4, 2019.
Directors’ Deferred Stock Unit Plan
Under the 2011 non-management directors stock plan ("2011 DSU Plan”), as amended in January of 2015, each director receives an annual retainer of $132 thousand, to be paid on a quarterly basis in arrears. Approximately half of the annual retainer is payable in DSUs, with the remaining half payable in cash or a mix of both cash and DSUs at the election of each director. The non-management directors were awarded an aggregate of 39,887 thousand DSUs under the 2011 DSU Plan for service during the six months ended June 30, 2016. In addition, in accordance with the 2011 DSU Plan, as amended in January of 2015, 33,679 DSUs were settled in common stock during the six months ended June 30, 2016. In addition, in March of 2016, 22,234 DSU's were settled in common stock in connection with the retirement of a director in September of 2015.

12. Supplemental Guarantor Financial Information
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

Xerium Technologies, Inc.
Consolidating Balance Sheet—(Unaudited)
At June 30, 2016
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
ASSETS
Current assets:
Cash and cash equivalents	$677	$512	$9,402	$—	$10,591
Accounts receivable, net	29	21,771	50,216	—	72,016
Intercompany receivables	(393,637)	401,246	(7,609)	—	—
Inventories, net	—	16,178	58,952	(896)	74,234
Prepaid expenses	628	1,297	5,818	—	7,743
Other current assets	—	2,519	14,406	—	16,925
Total current assets	(392,303)	443,523	131,185	(896)	181,509
Property and equipment, net	8,903	73,242	221,910	—	304,055
Investments	860,087	228,864	—	(1,088,951)	—
Goodwill	—	20,413	40,534	—	60,947
Intangible assets	—	7,756	112	—	7,868
Non-current deferred tax asset	—	—	10,366	—	10,366
Other assets	—	—	10,832	—	10,832
Total assets	$476,687	$773,798	$414,939	$(1,089,847)	$575,577

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Notes payable	$—	$—	$6,630	$—	$6,630
Accounts payable	2,548	11,993	24,559	—	39,100
Accrued expenses	13,087	8,861	33,548	—	55,496
Current maturities of long-term debt	4,531	2,370	1,830	—	8,731
Total current liabilities	20,166	23,224	66,567	—	109,957
Long-term debt, net of current maturities	460,996	—	6,484	—	467,480
Liabilities under capital leases	6,887	5,426	9,148	—	21,461
Non-current deferred tax liability	(1,400)	1,243	10,270	—	10,113
Pension, other post-retirement and post-employment obligations	18,956	674	40,165	—	59,795
Other long-term liabilities	—	1,250	4,315	—	5,565
Intercompany loans	61,423	(107,720)	46,297	—	—
Total stockholders’ (deficit) equity	(90,341)	849,701	231,693	(1,089,847)	(98,794)
Total liabilities and stockholders’ equity	$476,687	$773,798	$414,939	$(1,089,847)	$575,577

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

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive (Loss) Income (Unaudited)
For the three months ended June 30, 2016
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$46,080	$85,386	$(7,493)	$123,973
Costs and expenses:
Cost of products sold	—	30,738	52,662	(7,618)	75,782
Selling	197	5,131	10,407	—	15,735
General and administrative	3,479	1,047	8,901	—	13,427
Research and development	182	928	435	—	1,545
Restructuring	213	640	1,924	—	2,777
	4,071	38,484	74,329	(7,618)	109,266
(Loss) income from operations	(4,071)	7,596	11,057	125	14,707
Interest (expense) income, net	(10,011)	320	(967)	—	(10,658)
Foreign exchange (loss) gain	(134)	19	43	—	(72)
Equity in subsidiaries income	13,921	8,755	—	(22,676)	—
Dividend income	2,400	—	—	(2,400)	—
Income (loss) before provision for income taxes	2,105	16,690	10,133	(24,951)	3,977
Provision for income taxes	5	(261)	(1,611)	—	(1,867)
Net income (loss)	$2,110	$16,429	$8,522	$(24,951)	$2,110
Comprehensive income (loss)	$3,205	$19,002	$9,252	$(24,951)	$6,508

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive Income (Loss)-(Unaudited)
For the three months ended June 30, 2015
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$41,587	$90,149	$(8,608)	$123,128
Costs and expenses:
Cost of products sold	19	27,544	54,624	(8,501)	73,686
Selling	271	5,049	11,109	—	16,429
General and administrative	2,055	1,469	8,521	—	12,045
Research and development	241	1,194	457	—	1,892
Restructuring	313	140	5,056	—	5,509
	2,899	35,396	79,767	(8,501)	109,561
(Loss) income from operations	(2,899)	6,191	10,382	(107)	13,567
Interest (expense) income, net	(9,292)	973	(386)	—	(8,705)
Foreign exchange (loss) gain	(370)	(94)	(421)	—	(885)
Equity in subsidiaries income	6,759	4,926	—	(11,685)	—
Dividend income	5,387	—	—	(5,387)	—
(Loss) income before provision for income taxes	(415)	11,996	9,575	(17,179)	3,977
Provision for income taxes	(288)	(43)	(4,349)	—	(4,680)
Net (loss) income	$(703)	$11,953	$5,226	$(17,179)	$(703)
Comprehensive income (loss)	$725	$11,928	$11,230	$(17,179)	$6,704

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive (Loss) Income (Unaudited)
For the six months ended June 30, 2016
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$86,668	$166,986	$(14,716)	$238,938
Costs and expenses:
Cost of products sold	—	59,034	102,921	(14,745)	147,210
Selling	501	10,142	20,813	—	31,456
General and administrative	6,170	1,970	16,794	—	24,934
Research and development	563	2,019	904	—	3,486
Restructuring	642	1,668	3,299	—	5,609
	7,876	74,833	144,731	(14,745)	212,695
(Loss) income from operations	(7,876)	11,835	22,255	29	26,243
Interest (expense) income, net	(19,725)	837	(2,111)	—	(20,999)
Foreign exchange (loss) gain	(117)	(35)	105	—	(47)
Equity in subsidiaries income	23,023	16,559	—	(39,582)	—
Dividend income	5,545	—	—	(5,545)	—
Income (loss) before provision for income taxes	850	29,196	20,249	(45,098)	5,197
Provision for income taxes	(185)	(263)	(4,084)	—	(4,532)
Net income (loss)	$665	$28,933	$16,165	$(45,098)	$665
Comprehensive income (loss)	$2,599	$31,496	$24,884	$(45,098)	$13,881

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive Income (Loss)-(Unaudited)
For the six months ended June 30, 2015
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$84,438	$176,657	$(16,938)	$244,157
Costs and expenses:
Cost of products sold	(328)	56,922	106,304	(16,736)	146,162
Selling	539	9,850	22,367		32,756
General and administrative	4,882	2,881	18,127	—	25,890
Research and development	472	2,390	992	—	3,854
Restructuring	8,266	315	(848)	—	7,733
	13,831	72,358	146,942	(16,736)	216,395
(Loss) income from operations	(13,831)	12,080	29,715	(202)	27,762
Interest (expense) income, net	(18,691)	2,133	(1,811)	—	(18,369)
Foreign exchange (loss) gain	(157)	(235)	484	—	92
Equity in subsidiaries income	28,428	11,549	—	(39,977)	—
Dividend income	6,087	—	—	(6,087)	—
Income (loss) before provision for income taxes	1,836	25,527	28,388	(46,266)	9,485
Provision for income taxes	(805)	(72)	(7,577)	—	(8,454)
Net income (loss)	$1,031	$25,455	$20,811	$(46,266)	$1,031
Comprehensive income (loss)	$2,356	$26,071	$(4,854)	$(46,266)	$(22,693)

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows-(Unaudited)
For the six months ended June 30, 2016 (Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net income (loss)	$665	$28,933	$16,165	$(45,098)	$665
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	1,426	—	—	—	1,426
Depreciation	1,121	4,128	10,833	—	16,082
Amortization of intangibles	—	256	48	—	304
Deferred financing cost amortization	1,493	—	49	—	1,542
Foreign exchange gain on revaluation of debt	151	—	—	—	151
Deferred taxes	115	—	(912)	—	(797)
Loss on disposition of property and equipment	—	—	78	—	78
Provision for doubtful accounts	—	(17)	1	—	(16)
Undistributed equity in earnings of subsidiaries	(23,023)	(16,559)	—	39,582	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(8)	(509)	1,520	—	1,003
Inventories	—	956	1,426	(29)	2,353
Prepaid expenses	(118)	33	(766)	—	(851)
Other current assets	—	329	(258)	—	71
Accounts payable and accrued expenses	390	(1,623)	(4,180)	—	(5,413)
Deferred and other long-term liabilities	(9)	256	286	—	533
Intercompany loans	283,096	(287,521)	4,425	—	—
Net cash provided by (used in) operating activities	265,299	(271,338)	28,715	(5,545)	17,131
Investing activities
Capital expenditures	(382)	(1,459)	(4,131)	—	(5,972)
Intercompany property and equipment transfers, net	(2)	2	—	—	—
Proceeds from disposals of property and equipment	—	5	112	—	117
Acquisition costs	—	(16,225)	—	—	(16,225)
Net cash used in investing activities	(384)	(17,677)	(4,019)	—	(22,080)
Financing activities
Proceeds from borrowings	37,542	—	2,322	—	39,864
Principal payments on debt	(24,178)	—	(5,525)	—	(29,703)
Dividends paid	—	(5,545)	—	5,545	—
Payment of obligations under capital leases	(424)	(1,123)	(179)	—	(1,726)
Payment of financing fees	(60)	—	36	—	(24)
Intercompany loans	(279,192)	296,197	(17,005)	—	—
Employee taxes paid on equity awards	(1,031)	—	—	—	(1,031)
Net cash (used in) provided by financing activities	(267,343)	289,529	(20,351)	5,545	7,380
Effect of exchange rate changes on cash flows	—	—	(1,679)	—	(1,679)
Net (decrease) increase in cash	(2,428)	514	2,666	—	752
Cash and cash equivalents at beginning of period	$3,105	$(2)	$6,736	$—	$9,839
Cash and cash equivalents at end of period	$677	$512	$9,402	$—	$10,591

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows (Unaudited)
For the six months ended June 30, 2015
(Dollars in Thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net income (loss)	$1,031	$25,455	$20,811	$(46,266)	$1,031
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock-based compensation	1,476	—	150	—	1,626
Depreciation	732	3,496	10,031	—	14,259
Amortization of intangibles	—	137	21	—	158
Deferred financing cost amortization	1,723	—	48	—	1,771
Foreign exchange gain on revaluation of debt	(915)	—	—	—	(915)
Deferred taxes	661	—	946	—	1,607
Loss on disposition of property and equipment	—	25	3	—	28
Provision for doubtful accounts	—	48	130	—	178
Undistributed equity in earnings of subsidiaries	(28,428)	(11,549)	—	39,977	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	9	1,390	(1,555)	—	(156)
Inventories	—	(310)	2,093	202	1,985
Prepaid expenses	(424)	(436)	(381)	—	(1,241)
Other current assets	—	41	(1,047)	—	(1,006)
Accounts payable and accrued expenses	(1,168)	(1,287)	3,351	—	896
Deferred and other long-term liabilities	(9)	691	(5,998)	—	(5,316)
Intercompany loans	(8,586)	(6,093)	14,679	—	—
Net cash (used in) provided by operating activities	(33,898)	11,608	43,282	(6,087)	14,905
Investing activities
Capital expenditures	(5,426)	(3,681)	(18,807)	—	(27,914)
Intercompany property and equipment transfers, net	1	191	(192)	—	—
Proceeds from disposals of property and equipment	—	26	36	—	62
Net cash used in by investing activities	(5,425)	(3,464)	(18,963)	—	(27,852)
Financing activities
Proceeds from borrowings	25,744	—	17,241	—	42,985
Principal payments on debt	(23,209)	—	(7,065)	—	(30,274)
Dividends paid	—	(6,085)	(2)	6,087	—
Payments of obligations under capitalized leases	(323)	(226)	(8)	—	(557)
Payment of deferred financing fees	(54)	—	27	—	(27)
Intercompany loans	32,142	(1,825)	(30,317)	—	—
Other financing activities	5,500	—	(5,500)	—	—
Employee taxes paid on equity awards	(234)	—	—	—	(234)
Net cash provided by (used in) financing activities	39,566	(8,136)	(25,624)	6,087	11,893
Effect of exchange rate changes on cash flows	—	1	759	—	760
Net increase (decrease) in cash	243	9	(546)	—	(294)
Cash and cash equivalents at beginning of period	605	(14)	8,926	—	9,517
Cash and cash equivalents at end of period	$848	$(5)	$8,380	$—	$9,223

13. Subsequent Events
On July 26, 2016, the Company received pricing on $480 million aggregate principal amount of 9.5% Senior Secured Notes due 2021 (the "Notes"). The Notes will be issued at a price equal to 98.54% of their face value. The Notes will pay interest semi-annually in arrears on February 15 and August 15 of each year beginning on February 15, 2017 and will mature on August 15, 2021, unless earlier redeemed or repurchased.

The Company intends to use the net proceeds from the offering to repay all amounts outstanding under its existing term loan credit facility, to redeem all of its 8.875% Senior Notes due 2018 at a redemption price equal to 102.219% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of redemption, to pay fees and expenses relating to these transactions, and for working capital and other general corporate purposes. The Company expects to close on the transaction on or about August 9, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by that Act. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Undue reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance, or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include the following items:

•	rate and magnitude of decline in graphical grade paper production;

•	fluctuations in interest rates and currency exchange rates;

•	over-capacity of certain grades of paper, leading to distressed profit situations;

•	execution risk related to the startup of our new facilities;

•	local economic conditions in the areas around the world where we conduct business;

•	quality issues with new products that could lead to higher warranty and quality costs;

•	structural shifts in the demand for paper;

•	the effectiveness of our strategies and plans;

•	sudden increase or decrease in production capacity;

•	trend toward extended life in forming fabrics, leading to reduced market size;

•	our development and marketing of new technologies and our ability to compete against new technologies developed by competitors;

•	variations in demand for our products, including our new products;

•	fluctuations in the price of our component supply costs and energy costs;

•	our ability to generate substantial operating cash flow to fund growth and unexpected cash needs;

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
We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed in a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is custom engineered to fit each individual paper-making machine and process. For the six months ended June 30, 2016, our clothing segment represented 61% of our net sales.
Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by each paper producer. We tailor our roll covers to individual paper-making machines and processes, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and we manufacture new and rebuilt spreader rolls. We also provide various related products and services to our customers, both directly and through third party providers, as a growing part of our overall product offering through our roll covers sales channels. For the six months ended June 30, 2016, our roll cover segment represented 39% of our net sales.
Industry Trends and Outlook

The Company's global markets are slightly favorable, overall in the second quarter of 2016, but with a lot of grade and geographical differences. However, the global tissue and containerboard markets still remain very viable and are growing. In response to these trends, we are repositioning our assets, sales teams and value additive technologies to the tissue, packaging, services and non-paper segments around the world, entering new or under-served markets that present long term revenue growth opportunities.

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
The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $3.5 million and $3.9 million for the six months ended June 30, 2016 and 2015, respectively.
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
During the six months ended June 30, 2016, we conducted business in nine foreign currencies. The following table provides the average exchange rate for the six months ended June 30, 2016 and 2015 of the U.S. Dollar against each of the four foreign currencies in which we conduct the largest portion of our operations.

Currency	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Euro	$1.12 = 1 Euro	$1.11 = 1 Euro
Brazilian Real	$0.27 = 1 Brazilian Real	$0.33 = 1 Brazilian Real
Australian Dollar	$0.74 = 1 Australian Dollar	$0.78 = 1 Australian Dollar
Chinese Yuan	$0.15 = 1 Chinese Yuan	$0.16 = 1 Chinese Yuan
In the six months ended June 30, 2016, we conducted approximately 32% of our operations in Euros, approximately 8% in the Australian Dollar, approximately 8% in the Brazilian Real (although a significant portion of Brazil net sales are in U.S. Dollars) and approximately 7% in the Chinese Yuan.
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

Domestic and Foreign Operating Results:
The following is an analysis of our domestic and foreign operations during the three and six months ended June 30, 2016 and June 30, 2015 and a discussion of the results of operations during those periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Domestic income (loss) from operations	$3,525	$3,292	$3,959	$(1,751)
Foreign income from operations	11,182	10,275	22,284	29,513
Total income from operations	$14,707	$13,567	$26,243	$27,762
During the three and six months ended June 30, 2016, domestic income from operations was lower than foreign income from operations primarily due to product mix, market differences and various unallocated corporate expenses. All earnings generated by foreign subsidiaries after 2012 will be remitted to the parent company at some point in the future. U.S. income taxes and foreign withholding taxes have been provided related to those foreign earnings. All other foreign un-remitted earnings generated in years prior to 2013 will remain indefinitely reinvested, except for a portion of the earnings generated prior to 2013 related to our Brazil operations.
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

For the six months ended June 30, 2016, the Company incurred restructuring expenses of $5.6 million. These included $1.2 million of charges related to the closure of the Middletown, Va. facility and $4.4 million of charges relating to headcount reductions and other costs related to previous plant closures. For the six months ended June 30, 2015, the Company incurred restructuring expenses of $7.7 million. These included charges of $2.9 million relating to the closure of the Joao Pessoa, Brazil plant and headcount reductions of $2.4 million.

Results of Operations

The table that follows sets forth for the periods presented certain consolidated operating results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Net sales	$123,973	$123,128	$238,938	$244,157
Costs and expenses:
Cost of products sold	75,782	73,686	147,210	146,162
Selling	15,735	16,429	31,456	32,756
General and administrative	13,427	12,045	24,934	25,890
Research and development	1,545	1,892	3,486	3,854
Restructuring	2,777	5,509	5,609	7,733
	109,266	109,561	212,695	216,395
Income from operations	14,707	13,567	26,243	27,762
Interest expense, net	(10,658)	(8,705)	(20,999)	(18,369)
Foreign exchange gain	(72)	(885)	(47)	92
Income before provision for income taxes	3,977	3,977	5,197	9,485
Provision for income taxes	(1,867)	(4,680)	(4,532)	(8,454)
Net (loss) income	$2,110	$(703)	$665	$1,031
Comprehensive income (loss)	$6,508	$6,704	$13,881	$(22,693)
Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
Net Sales. Net sales for the three months ended June 30, 2016 increased by $0.9 million, or 0.7%, to $124.0 million from $123.1 million for the three months ended June 30, 2015. Excluding currency effects, sales were up $0.5 million, or 0.4%. For the three months ended June 30, 2016, approximately 60% of our net sales were in our clothing segment and approximately 40% were in our roll covers segment.
In our clothing segment, net sales for the three months ended June 30, 2016 decreased $(4.4) million to $74.8 million from $79.2 million for the three months ended June 30, 2015. Excluding favorable currency effects of $0.8 million, the sales decline of $(5.1) million, or (6.4)% was primarily due to volume declines in South America and Asia markets, and the ongoing shift of product mix toward growth grades.
In our rolls segment, net sales for the three months ended June 30, 2016 increased $5.2 million to $49.2 million from $44.0 million for the three months ended June 30, 2015. Excluding unfavorable currency effects, sales were up by $5.6 million or 12.7%, driven by the Company's new growth initiatives and the acquisition of Spencer Johnston.
Cost of Products Sold. Cost of products sold for the three months ended June 30, 2016 increased to $75.8 million from $73.7 million for the three months ended June 30, 2015.
In our clothing segment, cost of products sold decreased $(1.6) million in the current quarter compared to the second quarter of 2015, primarily driven by decreased sales volume, favorable currency effects and cost reductions, net of inflation. Cost of products sold as a percentage of net sales increased by 1.1% to 58.4% in the three months ended June 30, 2016 from 57.3% in the three months ended June 30, 2015. This increase was primarily due to the effect of the ongoing shift in product mix, partially offset by cost reduction initiatives, net of inflation and favorable currency effects.
In our rolls segment, cost of products sold increased $3.7 million in the current quarter compared to the second quarter of 2015, primarily as a result of increased sales volume, partially offset by cost reduction initiatives, net of inflation. Cost of products sold as a percentage of net sales increased by 0.9% to 65.3% for the three months ended June 30, 2016 from 64.4% for the three months ended June 30, 2015, primarily as a result of unfavorable currency effects and unfavorable product mix.
Selling Expenses. For the three months ended June 30, 2016, selling expenses decreased by $(0.7) million, or (4.3)%, to $15.7 million from $16.4 million for the three months ended June 30, 2015. This decrease was primarily driven by cost reductions and favorable currency effects.

General and Administrative Expenses. For the three months ended June 30, 2016, general and administrative expenses increased by $1.4 million, or 11.7%, to $13.4 million from $12.0 million for the three months ended June 30, 2015, primarily as a result of higher management incentive compensation, partially offset by decreased cost related to headcount reduction, net of inflation.

Restructuring Expenses. For the three months ended June 30, 2016, we incurred restructuring expenses of $2.8 million These included $0.5 million of charges related to the closure of the Middletown, Va. facility and $2.3 million of charges relating to headcount reductions and other costs related to previous plant closures.

Interest Expense, Net. Net interest expense for the three months ended June 30, 2016 was $10.7 million, up $2.0 million from $8.7 million for the three months ended June 30, 2015. The increase was primarily due to increased average debt balances in the second quarter of 2016 versus the second quarter of 2015.
Provision for Income Taxes. For the three months ended June 30, 2016 and 2015, the provision for income taxes was $1.9 million and $4.7 million, respectively. The decrease in tax expense in the three months ended June 30, 2016, was primarily attributable to the geographic earnings mix, as well as tax benefits from interest deductions in Brazil, compared to tax expense in the quarter ended June 30, 2015 resulting from an increase in the unrecognized tax benefit due to the effects of income tax audits. Generally, our provision for income taxes is primarily impacted by the income we earn in tax paying jurisdictions relative to the income we earn in non-tax paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 15% to 35.36%. However, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. We generate losses in certain jurisdictions for which we realize no tax benefit as the deferred tax assets in these jurisdictions (including net operating losses) are fully reserved in our valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings.
Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Net Sales. Net sales for the six months ended June 30, 2016 decreased by $(5.3) million, or (2.2)%, to $238.9 million from $244.2 million for the six months ended June 30, 2015. Excluding currency effects, sales were down $(2.9) million, or (1.2)%. For the six months ended June 30, 2016, approximately 61% of our net sales were in our clothing segment and approximately 39% were in our roll covers segment.
In our clothing segment, net sales for the six months ended June 30, 2016 decreased $(10.2) million to $146.2 million from $156.4 million for the six months ended June 30, 2015. Excluding unfavorable currency effects, the sales decline of $(10.0) million, or (6.4)% was primarily due to volume declines in South America and Asia and the ongoing shift of product mix toward growth grades.
In our rolls segment, net sales for the six months ended June 30, 2016 increased $5.1 million to $92.8 million compared to $87.7 million for the six months ended June 30, 2015. Excluding unfavorable currency effects, sales were up by $7.1 million or 8.1%, driven by the Company's new growth initiatives and the acquisition of Spencer Johnston.
Cost of Products Sold. Cost of products sold for the six months ended June 30, 2016 increased to $147.2 million from $146.2 million for the six months ended June 30, 2015.
In our clothing segment, cost of products sold decreased $(2.8) million in the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily driven by decreased sales volume, unfavorable fixed cost absorption and the effect of the ongoing shift in product mix, partially offset by cost reductions, net of inflation and favorable currency effects. Cost of products sold as a percentage of net sales increased by 2.0% to 59.2% in the six months ended June 30, 2016 from 57.2% in the six months ended June 30, 2015. This increase was primarily due to discrete production inefficiencies.
In our rolls segment, cost of products sold increased $4.1 million in the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily as a result of increased sales volume, partially offset by cost reduction initiatives, net of inflation and favorable currency effects. Cost of products sold as a percentage of net sales increased by 0.9% to 65.5% for the six months ended June 30, 2016 from 64.6% for the six months ended June 30, 2015, primarily as a result of the effect of unfavorable currency effects.

Selling Expenses. For the six months ended June 30, 2016, selling expenses decreased by $(1.3) million, or (4.0)%, to $31.5 million from $32.8 million for the six months ended June 30, 2015. This decrease was primarily driven by cost reductions, net of inflation and favorable currency effects.

General and Administrative Expenses. For the six months ended June 30, 2016, general and administrative expenses decreased by $(1.0) million, or (3.9)%, to $24.9 million from $25.9 million for the six months ended June 30, 2015, primarily as a result of cost reduction programs, net of inflation and favorable currency effects, partially offset by inflation and higher management incentive compensation.

Restructuring Expenses. For the six months ended June 30, 2016, we incurred restructuring expenses of $5.6 million These included $1.2 million of charges related to the closure of the Middletown, Va. facility and $4.4 million of charges relating to headcount reductions and other costs related to previous plant closures.

Interest Expense, Net. Net interest expense for the six months ended June 30, 2016 was $21.0 million, up $2.6 million from $18.4 million for the six months ended June 30, 2015. The increase was primarily due to increased average debt balances in the first half of 2016 versus the first half of 2015.
Provision for Income Taxes. For the six months ended June 30, 2016 and 2015, the provision for income taxes was $4.5 million and $8.5 million, respectively. The decrease in tax expense in the six months ended June 30, 2016, was primarily attributable to the geographic mix of earnings, as well as tax benefits from interest deductions in Brazil, compared to tax expense in the six months ended June 30, 2015 resulting from an increase in the unrecognized tax benefit due to the effects of income tax audits. Generally, our provision for income taxes is primarily impacted by the income we earn in tax paying jurisdictions relative to the income we earn in non-tax paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 15% to 35.36%. However, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. We generate losses in certain jurisdictions for which we realize no tax benefit as the deferred tax assets in these jurisdictions (including net operating losses) are fully reserved in our valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings.
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
Net cash provided by operating activities was $17.1 million for the six months ended June 30, 2016 and $14.9 million for the six months ended June 30, 2015. The $2.2 million increase was primarily due to the reduction in working capital in the first quarter of 2016.
Net cash used in investing activities was $(22.1) million for the six months ended June 30, 2016 and $(27.9) million for the six months ended June 30, 2015. The decrease in cash used in investing activities of $5.8 million was primarily due to the decrease in capital expenditures, partially offset by the acquisition of Spencer Johnston in Q2 of 2016.
Net cash provided by financing activities was $7.4 million for the six months ended June 30, 2016 and $11.9 million for the six months ended June 30, 2015. The decrease of $4.5 million was due to a decrease in net borrowings, partially offset by RSU employee tax payments.
As of June 30, 2016, the outstanding balance of the Company's term debt under its Credit Facility and Notes was $459.3 million, which is net of a $0.6 million discount. In addition, as of June 30, 2016, an aggregate of $23.3 million is available for additional borrowings. This availability represents a borrowing base of $35.3 million less $12.0 million of that facility committed for letters of credit or additional borrowings.
We expect to spend cash of approximately $11.0 million related to our restructuring initiatives in 2016. We have spent $6.5 million in the six months ended June 30, 2016. Actual restructuring costs for 2016 may substantially differ from estimates at this time, depending on the timing of the restructuring activities and the required actions to complete them.

Capital Expenditures
For the six months ended June 30, 2016, we had capital expenditures of $6.0 million. We are currently targeting capital expenditures for 2016 to be approximately $20.0 million. We analyze our planned capital expenditures, based on investment opportunities available to us and our financial and operating performance, and accordingly, actual capital expenditures may be more or less than this amount. We intend to use existing cash and cash from operations to fund our capital expenditures.
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
We are in compliance with all covenants under the Notes and Credit Facility at June 30, 2016.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income	$2,110	$(703)	$665	$1,031
Stock-based compensation	834	804	1,426	1,626
Depreciation	8,182	7,096	16,082	14,259
Amortization of intangibles	210	79	304	158
Deferred financing cost amortization	785	896	1,542	1,771
Foreign exchange loss (gain) on revaluation of debt	(968)	1,057	151	(915)
Deferred tax expense	(953)	628	(797)	1,607
Loss on disposition of property and equipment	62	13	78	28
Net change in operating assets and liabilities	(7,205)	(3,200)	(2,320)	(4,894)
Net cash provided by operating activities	3,057	6,670	17,131	14,671
Interest expense, excluding amortization	9,873	7,809	19,457	16,598
Net change in operating assets and liabilities	7,205	3,200	2,320	4,894
Current portion of income tax expense	2,820	4,052	5,329	6,847
Stock-based compensation	(834)	(804)	(1,426)	(1,626)
Foreign exchange gain (loss) on revaluation of debt	968	(1,057)	(151)	915
(Loss) on disposition of property and equipment	(62)	(13)	(78)	(28)
EBITDA	23,027	19,857	42,582	42,271
Stock-based compensation	834	804	1,426	1,626
Operational restructuring expenses	2,777	5,509	5,609	7,733
Other non-recurring expenses	434	700	668	700
Plant startup costs	539	1,132	1,285	1,882
Adjusted EBITDA	$27,611	$28,002	$51,570	$54,212

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our interest rate risks as of June 30, 2016 have not materially changed from December 31, 2015 (see Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015). As of June 30, 2016, we had outstanding long term debt with a carrying amount of $475.6 million with an approximate fair value of $471.8 million.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, as of June 30, 2016 under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as set forth above.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6.    EXHIBITS
See the exhibit index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XERIUM TECHNOLOGIES, INC.
(Registrant)

August 2, 2016	By:	/s/Clifford E. Pietrafitta
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