Form 10-Q
period 2016-09-30
XERIUM TECHNOLOGIES INC
filed 2016-10-27
CIK 1287151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________
FORM 10-Q
________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
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
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of October 26, 2016 was 16,125,868

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

Xerium Technologies, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands and unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$8,380	$9,839
Accounts receivable, net	72,485	68,562
Inventories, net	72,466	71,698
Prepaid expenses	7,520	6,649
Other current assets	18,515	16,869
Total current assets	179,366	173,617
Property and equipment, net	301,721	297,083
Goodwill	59,991	58,599
Intangible assets	7,894	1,547
Non-current deferred tax asset	12,224	9,325
Other assets	11,366	10,203
Total assets	$572,562	$550,374
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$7,840	$6,556
Accounts payable	35,834	40,696
Accrued expenses	55,641	56,076
Current maturities of long-term debt	6,771	5,410
Total current liabilities	106,086	108,738
Long-term debt, net of current maturities	479,579	462,470
Liabilities under capital leases	20,366	8,737
Non-current deferred tax liability	10,401	8,770
Pension, other post-retirement and post-employment obligations	60,018	63,606
Other long-term liabilities	5,956	11,123
Commitments and contingencies
Stockholders’ deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value, 20,000,000 shares authorized; 16,125,868 and 15,745,914 shares outstanding as of September 30, 2016 and December 31, 2015, respectively	16	16
Paid-in capital	430,386	430,054
Accumulated deficit	(434,121)	(421,448)
Accumulated other comprehensive loss	(106,125)	(121,692)
Total stockholders’ deficit	(109,844)	(113,070)
Total liabilities and stockholders’ deficit	$572,562	$550,374

Xerium Technologies, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share data and unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Sales	$119,191	$117,739	$358,129	$361,896
Costs and expenses:
Cost of products sold	75,385	71,252	222,595	217,413
Selling	15,816	15,889	47,272	48,645
General and administrative	12,644	14,370	37,577	40,261
Research and development	1,786	1,841	5,271	5,695
Restructuring	2,493	5,001	8,103	12,734
	108,124	108,353	320,818	324,748
Income from operations	11,067	9,386	37,311	37,148
Interest expense, net	(12,216)	(9,775)	(33,215)	(28,144)
Loss on extinguishment of debt	(11,736)	—	(11,736)	—
Foreign exchange (loss) gain	(429)	2,059	(476)	2,150
(Loss) income before provision for income taxes	(13,314)	1,670	(8,116)	11,154
Provision for income taxes	(25)	(755)	(4,557)	(9,209)
Net (loss) income	$(13,339)	$915	$(12,673)	$1,945
Comprehensive (loss) income	$(10,988)	$(11,012)	$2,894	$(33,706)
Net (loss) income per share:
Basic	$(0.83)	$0.06	$(0.79)	$0.12
Diluted	$(0.83)	$0.06	$(0.79)	$0.12
Shares used in computing net (loss) income per share:
Basic	16,063,140	15,667,103	15,949,816	15,595,793
Diluted	16,063,140	16,567,070	15,949,816	16,440,525

Xerium Technologies, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands and unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net (loss) income	$(12,673)	$1,945
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	2,123	2,690
Depreciation	24,206	21,397
Amortization of intangible assets	573	228
Deferred financing cost amortization	2,234	2,641
Foreign exchange loss (gain) on revaluation of debt	43	(2,115)
Deferred taxes	(3,066)	(1,571)
Asset impairment	—	1,178
Loss on disposition of property and equipment	50	(85)
Loss on extinguishment of debt	11,736	—
(Benefit) provision for doubtful accounts	(74)	857
Change in assets and liabilities which provided (used) cash:
Accounts receivable	1,303	(2,789)
Inventories	5,400	3,640
Prepaid expenses	(613)	(717)
Other current assets	(1,573)	(2,025)
Accounts payable and accrued expenses	(9,197)	7,257
Deferred and other long-term liabilities	1,495	(5,551)
Net cash provided by operating activities	21,967	26,980
Investing activities
Capital expenditures	(9,614)	(40,376)
Proceeds from disposals of property and equipment	94	104
Acquisition costs	(16,225)	—
Net cash used in investing activities	(25,745)	(40,272)
Financing activities
Proceeds from borrowings	541,500	57,428
Net increase in notes payable	1,121	6,759
Principal payments on debt	(510,836)	(45,573)
Payment of financing fees	(22,807)	(18)
Payment of obligations under capital leases	(2,994)	(887)
Employee taxes paid on equity awards	(1,791)	(2,124)
Net cash provided by financing activities	4,193	15,585
Effect of exchange rate changes on cash flows	(1,874)	(1,106)
Net (decrease) increase in cash	(1,459)	1,187
Cash and cash equivalents at beginning of period	9,839	9,517
Cash and cash equivalents at end of period	$8,380	$10,704

Accrued construction in process	$—	$1,952

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
Basis of Presentation
The accompanying unaudited condensed consolidated interim financial statements at September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2015 as reported on the Company's Annual Report on Form 10-K filed on March 14, 2016.
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
The components of inventories are as follows at:

	September 30, 2016	December 31, 2015
Raw materials	$15,065	$12,389
Work in process	26,465	25,203
Finished goods (includes consigned inventory of $6,565 at September 30, 2016 and $6,513 at December 31, 2015)	37,828	40,058
Inventory allowances	(6,892)	(5,952)
	$72,466	$71,698
Goodwill
The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other Intangible Assets (“Topic 350”). Topic 350 requires that goodwill and intangible assets that have indefinite lives not be amortized, but instead, must be tested for impairment at least annually or whenever events or business conditions warrant. During the three and nine months ended September 30, 2016, the Company evaluated events and business conditions to determine if a test for an impairment of goodwill was warranted. No such events or business conditions took place during this period, therefore no test was determined to be warranted at September 30, 2016.
Warranties
The Company offers warranties on certain roll products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The Company estimates the costs that may be incurred under its warranties and records a liability in Accrued Expenses on its Consolidated Balance Sheet for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. The table below represents the changes in the Company’s warranty liability for the nine months ended September 30, 2016 and 2015:

	Beginning Balance	Charged to Cost of Sales	Effect of Foreign Currency Translation	Deduction from Reserves	Ending Balance
Nine Months Ended September 30, 2016:	$2,175	$1,207	$70	$(1,228)	$2,224
Nine Months Ended September 30, 2015:	$2,685	$1,184	$(144)	$(1,580)	$2,145

Net (Loss) Income Per Common Share
Net (loss) income per common share has been computed and presented pursuant to the provisions of ASC Topic 260, Earnings per Share (“Topic 260”). Net (loss) income per share is based on the weighted-average number of shares outstanding during the period. As of September 30, 2016 and 2015, the Company had outstanding restricted stock units (“RSUs”), deferred stock units (“DSUs”) and options.
The following table sets forth the computation of basic and diluted weighted-average shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted-average common shares outstanding–basic	16,063,140	15,667,103	15,949,816	15,595,793
Dilutive effect of stock-based compensation awards outstanding	—	899,967	—	844,732
Weighted-average common shares outstanding–diluted	16,063,140	16,567,070	15,949,816	16,440,525
The following table sets forth the aggregate of the potentially dilutive securities that were outstanding in the three and nine months ended September 30, 2016 and 2015, but were not included in the computation of diluted earnings per share because the impact would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Anti-dilutive securities	919,231	24,002	919,231	20,237
Impairment
The Company reviews its long-lived assets that have finite lives for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment (“Topic 360”). This topic requires that companies evaluate the fair value of long-lived assets based on the anticipated undiscounted future cash flows to be generated by the assets when indicators of impairment exist to determine if there is impairment to the carrying value. Any change in the carrying amount of an asset as a result of the Company's evaluation has been recorded in either restructuring expense, if it was a result of the Company's restructuring activities, or general and administrative expense for all other impairments in the consolidated statements of operations. For the three and nine months ended September 30, 2016 and 2015, the Company had no impairment charges included in restructuring expense.

New Accounting Pronouncements

In March of 2016, the FASB issued Accounting Standards Update No 2016-09 Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 will change certain aspects of accounting for share-based payments to employees. The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 is required to be adopted in January of 2017. The Company early adopted this standard at June 30, 2016. As of September 30, 2016, the adoption of the standard has resulting in the classification of $1.8 million and $2.2 million of employee taxes paid on equity awards as a financing activity in the statement of cash flows, for the nine months ended September 30, 2016 and September 30, 2015 respectively. The remaining provisions of ASU 2016-09 did not have a material impact on the accompanying condensed consolidated financial statements.

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

Because the transaction was completed on May 4, 2016, the final purchase price allocation is preliminary and subject to change based on additional reviews performed, such as asset verification. Specific accounts subject to ongoing purchase accounting adjustments include but are not limited to working capital and goodwill. Therefore, the measurement period remains open as of September 30, 2016. The Company anticipates completing these purchase price accounting adjustments during the fourth quarter of 2016.
The purchase price of $18.0 million resulted in net assets acquired other than goodwill of $15.3 million and goodwill of $2.7 million. All of the goodwill is allocated to the Rolls business segment. The Company made $0.9 million in goodwill reductions during the quarter ending September 30, 2016, a $0.4 million purchase price adjustment (working capital true-up) and a $0.5 million inventory valuation adjustment.
Goodwill represents the excess purchase price over the fair values of assets acquired and liabilities assumed. The goodwill was generated by the synergies the transaction provides.
The Company incurred roughly $0.7 million of transaction related expenses during the nine months ended September 30, 2016. These expenses were charged to SG&A expense in the period incurred.
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
Cash Flow Hedges of Interest Rate Risk
From time to time, the Company uses interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements. However, at September 30, 2016, the Company had no interest rate swaps.
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
As of September 30, 2016 and December 31, 2015, the Company had outstanding derivatives that were not designated as hedges in qualifying hedging relationships. The value of these contracts is recognized at fair value based on market exchange forward rates and is recorded in other assets or other liabilities on the Consolidated Balance Sheets. The following represents the fair value of these derivatives at September 30, 2016 and December 31, 2015 and the change in fair value included in foreign exchange gain (loss) in the three and nine months ended September 30, 2016 and 2015:

	September 30, 2016	December 31, 2015
Fair value of derivative (liability)	$(739)	$(1,188)
	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Change in fair value of derivative included in foreign exchange (loss) gain	$24	$(743)
	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Change in fair value of derivative included in foreign exchange (loss) gain	$93	$(2,197)

The following represents the notional amounts of foreign exchange forward contracts at September 30, 2016:

	Notional Sold	Notional Purchased
Non-designated hedges of foreign exchange risk	$4,116	$(60,334)
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

4. Long term Debt
At September 30, 2016 and December 31, 2015, long term debt consisted of the following:

	September 30, 2016	December 31, 2015
Notes (Secured), payable semi-annually–U.S. Dollar denominated interest rate fixed at 9.50%. Sold at a price equal to 98.54% of their face value. Matures August of 2021.	$480,000	$—
Senior secured term loan facility, payable quarterly, U.S. Dollar denominated–LIBOR (minimum 1.25%) plus 5.0% (6.25%) net of $0.6 million discount. Matures May of 2019.	$—	$223,937
Senior Notes (Unsecured), payable semi-annually–U.S. Dollar denominated interest rate fixed at 8.875%. Matures June of 2018.	—	236,410
Notes payable, working capital loan, variable interest rate at 2.05%. Matures June 30, 2017, with one-year rollover option.	7,840	6,556
Fixed asset loan contract, variable interest rate of 5.78%. Matures June of 2020.	8,044	8,548
Other debt	15,077	6,278
Total debt	510,961	481,729
Less deferred financing costs and debt discount	(16,771)	(7,293)
Less current maturities of long term debt and notes payable	(14,611)	(11,966)
Total long term debt	$479,579	$462,470
On August 9, 2016, the Company closed on $480 million aggregate principal amount of 9.5% Senior Secured Notes due August 2021 (the "Notes"), which were sold at a price equal to 98.54% of their face value. The Notes will pay interest semi-annually in arrears on February 15 and August 15 of each year beginning on February 15, 2017 and will mature on August 15, 2021, unless earlier redeemed or repurchased.
The Indenture to the Notes and the ABL Facility contain certain customary covenants that, subject to exceptions, restrict our ability to, among other things:

•	declare dividends or redeem or repurchase equity interests;
•prepay, redeem or purchase debt;
• incur liens and engage in sale-leaseback transactions;
• make loans and investments;
• incur additional indebtedness;
•amend or otherwise alter debt and other material agreements;
•engage in mergers, acquisitions and asset sales;
•transact with affiliates; and
•engage in businesses that are not related to the Company's existing business.
The Company used the net proceeds from the offering to repay all amounts outstanding under its existing term loan credit facility, to redeem all of its 8.875% Senior Notes due 2018 at a redemption price equal to 102.219% of the principal amount thereof, together with accrued and unpaid interest, to the date of redemption, to pay fees and expenses relating to these transactions, and for working capital and other general corporate purposes.
On May 17, 2013, The Company also entered into a Revolving Credit and Guaranty Agreement originally for a $40.0 million asset-based revolving credit facility subject to a borrowing base among Xerium Technologies, Inc., as a US borrower, Xerium Canada Inc., as Canadian borrower, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions (the "Domestic Revolver"). On March 3, 2014, the Company entered into an amendment to the Revolving Credit and Guaranty Agreement (as amended, the “ABL Facility,” and collectively with the Term Credit Facility, the “Credit Facility”), increasing the aggregate availability under the ABL Facility to $55 million. On November 3, 2015, the Company refinanced its then existing ABL Facility and entered into a new Revolving Credit and Guaranty Agreement (as amended, the "ABL Facility") with one of its existing ABL lenders. The amount of the ABL Facility continues to provide aggregate availability of $55 million and the collateral pledged thereunder has remained the same. The ABL Facility matures in November of 2020 and accrues interest at either an Alternative Base rate (Prime plus 75 bps) or Fixed LIBOR (LIBOR +175 bps). As of September 30, 2016 these rates were 4.25% and 2.40%, respectively.
On July 17, 2015 (the "Closing Date"), Xerium China, Co., Ltd. ("Xerium China"), a wholly-owned subsidiary of the Company entered into and closed a Fixed Assets Loan Contract (the "Loan Agreement") with the Industrial and Commercial Bank of China Limited, Shanghai-Jingan Branch (the “Bank”) with respect to a RMB 58.5 million loan, which was approximately $9.4 million USD on July 17, 2015. The loan is secured by pledged machinery and equipment of Xerium China and guaranteed by Xerium Asia Pacific (Shanghai) Limited and Stowe Woodward (Changzhou) Roll Technologies Co. Ltd., which are wholly-owned subsidiaries of the Company, pursuant to guarantee agreements (the "Guarantee Agreements"). Interest on the outstanding principal balance of the loan accrues at a benchmark rate plus a margin. The current interest rate at September 30, 2016 is approximately 5.8%. The interest rate will be adjusted every 12 months during the term of the loan, based on the benchmark interest rate adjustment. Interest under the loan is payable quarterly in arrears. Principal on the loan is to be repaid in part every six months following the Closing Date, in accordance with a predetermined schedule set forth in the Loan Agreement. Proceeds of the Loan will be used by Xerium China to purchase production equipment. The Loan Agreement contains certain customary representations and warranties and provisions relating to events of default.
On May 26, 2011, the Company completed a refinancing transaction, which replaced certain of its then outstanding indebtedness with $240 million aggregate principal amount of 8.875% senior unsecured notes. The notes were repaid with proceeds from the 9.5% senior secured notes.
On May 17, 2013, the Company entered into a Credit and Guaranty Agreement for a $200.0 million (increased to $230 million on August 18, 2016) term loan credit facility (the “Term Credit Facility”), net of a discount of $1.0 million, among the Company, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions. This facility was repaid with proceeds from the 9.5% senior secured notes.
As of September 30, 2016, the outstanding balance of the Company's term debt under its ABL Facility and Notes was $480.0 million. In addition, as of September 30, 2016, an aggregate of $22.1 million is available for additional borrowings. This availability represents a borrowing base of $34.2 million less $12.1 million of that facility committed for letters of credit or additional borrowings.
As of September 30, 2016, the carrying value of the Company’s long term debt was $496.4 million and its fair value was approximately $503.6 million. The Company determined the fair value of its debt utilizing significant other observable inputs (Level 2 of the fair value hierarchy).

Capitalized Lease Liabilities

As of September 30, 2016, the Company had capitalized lease liabilities totaling $20.4 million. These amounts represent the lease on the corporate headquarters and the Kunshan, China facility, as well as other leases for software, vehicles and machinery and equipment. In addition, in April of 2016, the Company entered into sales - lease back arrangements totaling $6.0 million for various machinery and equipment in North America. The proceeds were used to partially fund the Spencer Johnston acquisition, which closed in May of 2016.
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
For the three and nine months ended September 30, 2016, the provision for income taxes was $0.0 million and $4.6 million as compared to $0.8 million and $9.2 million for the three and nine months ended September 30, 2015. The decrease in tax expense in the three and nine months ended September 30, 2016 was primarily attributable to the geographic mix of earnings, as well as tax benefits from interest deductions in Brazil and the impact of the intra-period allocation as a result of the loss from continuing operations and income from other comprehensive income. Generally, the provision for income taxes is primarily impacted by income earned in tax paying jurisdictions relative to income earned in non-tax paying jurisdictions. The majority of income recognized for purposes of computing the effective tax rate is earned in countries where the statutory income tax rates range from 15.0% to 35.4%; however, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. The Company generates losses in certain jurisdictions for which no tax benefit is realized, as the deferred tax assets in these jurisdictions (including the net operating losses) are fully reserved in the valuation allowance. For this reason, the Company recognizes minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States and Australia. Due to these reserves, the geographic mix of the Company’s pre-tax earnings has a direct correlation with how high or low its annual effective tax rate is relative to consolidated earnings.

As the Company continues to reorganize and restructure its operations, it is possible that deferred tax assets, for which no income tax benefit has previously been provided, may more likely than not become realized. The Company continues to evaluate future operations and will record an income tax benefit in the period where it believes it is more likely than not that the deferred tax asset will be able to be realized. The most material unrecognized deferred tax asset relates to the U.S. By 2029, future U.S. earnings ranging between $40 million and $120 million, generated by U.S. earnings from continuing operations or qualified tax planning strategies, would be required in order to fully recognize the U.S. deferred tax asset. Historic and future ownership changes could potentially reduce the amount of net operating loss carry-forwards available for use.
As of September 30, 2016, the Company had a gross amount of unrecognized tax benefit of $7.9 million, exclusive of interest and penalties. The unrecognized tax benefit increased by approximately $0.4 million during the nine months ended September 30, 2016, as a result of new positions related to the current year and foreign currency effects.
The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense, which were $0.1 million and $0.1 million related to the unrecognized tax benefits for the three and nine months ended September 30, 2016. The tax years 2002 through 2015 remain open to examination in a number of the major tax jurisdictions to which the Company and its subsidiaries are subject. The Company believes that it has made adequate provisions for all income tax uncertainties.
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
As required by Topic 715, the following tables summarize the components of net periodic benefit cost:
Defined Benefit Plans

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost	$308	$765	$1,131	$2,155
Interest cost	1,133	1,506	4,149	4,273
Expected return on plan assets	(1,182)	(1,638)	(4,326)	(4,645)
Amortization of net loss	428	676	1,561	1,932
Net periodic benefit cost	$687	$1,309	$2,515	$3,715
7. Comprehensive (Loss) Income and Accumulated Other Comprehensive Loss
Comprehensive (loss) income for the three and nine months ended September 30, 2016 (net of tax expense of $803 thousand and $1,541 thousand) and 2015 (net of a tax benefit of $97 thousand and net of tax expense of $183 thousand) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net (loss) income	$(13,339)	$915	$(12,673)	$1,945
Foreign currency translation adjustments	1,625	(14,333)	11,353	(40,701)
Pension liability changes under Topic 715	726	2,320	4,214	4,797
Change in value of derivative instruments	—	86	—	253
Comprehensive (loss) income	$(10,988)	$(11,012)	$2,894	$(33,706)
The components of accumulated other comprehensive loss for the three months ended September 30, 2016 are as follows (net of tax benefits of $5.5 million):

	Foreign Currency Translation Adjustment	Pension Liability Changes Under Topic 715	Change in Value of Derivative Instruments	Accumulated Other Comprehensive (Loss) Income
Balance at June 30, 2016	$(76,254)	$(32,271)	$49	$(108,476)
Other comprehensive income before reclassifications	1,625	298	—	1,923
Pension curtailment	—	—		—
Amounts reclassified from other comprehensive loss:
Amortization of actuarial losses	—	428	—	428
Net current period other comprehensive income	1,625	726	—	2,351
Balance at September 30, 2016	$(74,629)	$(31,545)	$49	$(106,125)

The components of accumulated other comprehensive loss for the nine months ended September 30, 2016 are as follows (net of tax benefits of $5.5 million):

	Foreign Currency Translation Adjustment	Pension Liability Changes Under Topic 715	Change in Value of Derivative Instruments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2015	$(85,982)	$(35,759)	$49	$(121,692)
Other comprehensive income before reclassifications	11,353	(48)	—	11,305
Pension curtailment	—	2,701	—	2,701
Amounts reclassified from other comprehensive loss:
Amortization of actuarial losses	—	1,561	—	1,561
Net current period other comprehensive income	11,353	4,214	—	15,567
Balance at September 30, 2016	$(74,629)	$(31,545)	$49	$(106,125)

For the three and nine months ended September 30, 2016, the amortization of actuarial losses is included in cost of products sold and general and administrative expenses in the Consolidated Statements of Operations.

8. Restructuring Expense
For the nine months ended September 30, 2016, the Company incurred restructuring expenses of $8.1 million. These included $1.4 million of charges related to the closure of the Middletown, Va. facility and $6.7 million of charges relating to headcount reductions and other costs related to previous plant closures. For the nine months ended September 30, 2015, the Company incurred restructuring expenses of $12.7 million. These included charges of $4.1 million relating to the closure of the Joao Pessoa, Brazil plant $4.5 million charges related to the closure of Warwick, Canada machine clothing facility, and $4.1 million of charges relating to headcount reductions and other costs related to previous plant closures.
The following table sets forth the significant components of the restructuring accrual (included in Accrued Expenses on our Consolidated Balance Sheet), including activity under restructuring programs for the nine months ended September 30, 2016 and 2015:

	Balance at December 31, 2015	Charges	Currency Effects	Cash Payments	Balance at September 30, 2016
Severance and other benefits	$5,308	$4,328	$73	$(5,010)	$4,699
Facility costs and other	903	3,775	12	(4,267)	423
Total	$6,211	$8,103	$85	$(9,277)	$5,122

	Balance at December 31, 2014	Charges (1)	Currency Effects	Cash Payments	Balance at September 30, 2015
Severance and other benefits	$4,880	$6,007	$(469)	$(4,744)	$5,674
Facility costs and other	818	5,741	(76)	(5,588)	895
Total	$5,698	$11,748	$(545)	$(10,332)	$6,569
(1) Excludes $1.0 million of impairment expense.
Restructuring and impairment expense by segment, which is not included in Segment Earnings in Note 9, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Clothing	$1,803	$4,414	$4,930	$11,516
Roll Covers	637	540	2,478	827
Corporate	53	47	695	391
Total	$2,493	$5,001	$8,103	$12,734
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
Summarized financial information for the Company’s reportable segments is presented in the tables that follow for the three and nine months ended September 30, 2016 and 2015.

	Clothing	Roll Covers	Corporate	Total
Three months ended September 30, 2016
Net Sales	$71,033	$48,158	$—	$119,191
Segment Earnings (Loss)	$17,287	$8,613	$(3,020)	$22,880
Three months ended September 30, 2015
Net Sales	$72,536	$45,203	$—	$117,739
Segment Earnings (Loss)	$22,230	$9,685	$(3,654)	$28,261

Nine months ended September 30, 2016
Net Sales	$217,189	$140,940	$—	$358,129
Segment Earnings (Loss)	$57,222	$28,514	$(11,286)	$74,451
Nine months ended September 30, 2015
Net Sales	$228,971	$132,925	$—	$361,896
Segment Earnings (Loss)	$66,076	$26,864	$(10,467)	$82,473
Provided below is a reconciliation of Segment Earnings (Loss) to (Loss) Income before provision for income taxes for the three and nine months ended September 30, 2016 and 2015, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Segment Earnings (Loss):
Clothing	$17,287	$22,230	$57,222	$66,076
Roll Covers	8,613	9,685	28,514	26,864
Corporate	(3,020)	(3,654)	(11,286)	(10,467)
Stock-based compensation	(697)	(1,064)	(2,123)	(2,690)
Inventory write-off related to closed facilities	—	(465)	—	(465)
Idle equipment asset impairment	—	(149)	—	(149)
Interest expense, net	(12,216)	(9,775)	(33,215)	(28,144)
Depreciation and amortization	(8,394)	(7,207)	(24,779)	(21,625)
Loss on extinguishment of debt	(11,736)	—	(11,736)	—
Restructuring expense	(2,493)	(5,001)	(8,103)	(12,734)
Other non-recurring expense	(85)	(1,552)	(752)	(2,402)
Plant startup costs	(573)	(1,378)	(1,858)	(3,110)
(Loss) Income before provision for income taxes	$(13,314)	$1,670	$(8,116)	$11,154
10. Commitments and Contingencies
The Company is involved in various legal matters which have arisen in the ordinary course of business as a result of various immaterial labor claims, taxing authority reviews and other routine legal matters. As of September 30, 2016, the Company accrued an immaterial amount in its financial statements for these matters for which the Company believed the possibility of loss was probable and was able to estimate the damages. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its financial position, results of operations or cash flow. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of legal matters will not have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

11. Stock-Based Compensation and Stockholders’ Deficit
The Company records stock-based compensation expense in accordance with ASC Topic 718, Accounting for Stock Compensation and has used the straight-line attribution method to recognize expense for RSUs, options and DSUs. The Company recorded stock-based compensation expense during the three months ended September 30, 2016 and September 30, 2015 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
RSU, Options and DSU Awards (1)	$697	$1,064	$2,123	$2,690

(1)	Related to RSUs, Options and DSUs awarded to certain employees and non-employee directors.

Long-Term Incentive Program—2016 LTIP

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

Long-Term Incentive Program—2015 LTIP and 2014 LTIP

During the nine months ended September 30, 2016, based on the current stock price of the Company, management performed a valuation on the market-based stock units, and determined the estimated payout to be at 0% under both the 2015 and 2014 LTIP plans, and reduced stock compensation by $0.2 million in accordance with ASC Topic 718, Compensation—Stock Compensation.

Long-Term Incentive Program—2013 LTIP

Awards under the 2013 LTIP vested on March 15, 2016, and were converted to 207,385 shares of common stock, net of withholdings.
Directors’ Deferred Stock Unit Plan
Under the 2011 non-management directors stock plan ("2011 DSU Plan”), as amended in January of 2015, each director receives an annual retainer of $132 thousand, to be paid on a quarterly basis in arrears. Approximately 54% of the annual retainer is payable in DSUs, with the remaining 46% payable in cash or a mix of both cash and DSUs at the election of each director. The non-management directors were awarded an aggregate of 54,294 DSUs under the 2011 DSU Plan for service during the nine months ended September 30, 2016. In addition, in accordance with the 2011 DSU Plan, as amended in January of 2015, 45,843 DSUs were settled in common stock during the nine months ended September 30, 2016. In addition, in March of 2016, 22,234 DSU's were settled in common stock in connection with the retirement of a director in September of 2015.
Other Stock Compensation Plans
On August 15, 2012, the Company granted Harold Bevis, the Company's CEO, an award of 204,208 restricted stock units and options to acquire 781,701 shares of the Company's common stock, par value $0.001 per share. Both the restricted stock units and the options vest over a three year period, with the first, second, and third tranches having vested on August 15, 2014, 2015, and 2016, respectively. The options have a 10-year term and exercise price of $4.00 per share, the August 15, 2012 closing price of the Company's common stock on the New York Stock Exchange. On August 15, 2016, one third of Mr. Bevis's restricted stock units and options vested. Mr. Bevis received 35,539 shares of common stock, net of withholdings as a result of the restricted stock unit vesting. In addition, Mr. Bevis exercised his vested options, and received 68,106 shares of common stock, in a cashless exercise, net of withholdings.

12. Supplemental Guarantor Financial Information
On August 9, 2016, the Company closed on the sale of its Notes. The Notes are secured obligations of the Company and are fully and unconditionally guaranteed on a senior secured basis by all of the domestic wholly owned subsidiaries of the Company (the “Guarantors”). In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, as amended, the following condensed consolidating financial statements present the financial position, results of operations and cash flows of Xerium Technologies, Inc. (referred to as “Parent” for the purpose of this note only) on a stand-alone parent-only basis, the Guarantors on a Guarantors-only basis, the combined non-Guarantor subsidiaries and elimination entries necessary to arrive at the information for the Parent, the Guarantors and non-Guarantor subsidiaries on a consolidated basis.

Xerium Technologies, Inc.
Consolidating Balance Sheet—(Unaudited)
At September 30, 2016
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
ASSETS
Current assets:
Cash and cash equivalents	$1,235	$35	$7,110	$—	$8,380
Accounts receivable, net	59	19,459	52,967	—	72,485
Intercompany receivables	(400,258)	407,759	(7,501)	—	—
Inventories, net	—	15,241	58,290	(1,065)	72,466
Prepaid expenses	586	1,407	5,527	—	7,520
Other current assets	—	2,373	16,142	—	18,515
Total current assets	(398,378)	446,274	132,535	(1,065)	179,366
Property and equipment, net	8,648	72,117	220,956	—	301,721
Investments	868,721	243,196	—	(1,111,917)	—
Goodwill	—	19,237	40,754	—	59,991
Intangible assets	—	7,806	88	—	7,894
Non-current deferred tax asset	—	—	12,224	—	12,224
Other assets	—	772	10,594	—	11,366
Total assets	$478,991	$789,402	$417,151	$(1,112,982)	$572,562

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Notes payable	$—	$—	$7,840	$—	$7,840
Accounts payable	2,343	10,098	23,393	—	35,834
Accrued expenses	14,851	7,843	32,947	—	55,641
Current maturities of long-term debt	2,287	2,359	2,125	—	6,771
Total current liabilities	19,481	20,300	66,305	—	106,086
Long-term debt, net of current maturities	471,118	—	8,461	—	479,579
Liabilities under capital leases	6,337	4,929	9,100	—	20,366
Non-current deferred tax liability	(1,373)	1,243	10,531	—	10,401
Pension, other post-retirement and post-employment obligations	18,438	1,600	39,980	—	60,018
Other long-term liabilities	—	1,336	4,620	—	5,956
Intercompany loans	68,167	(106,822)	38,655	—	—
Total stockholders’ (deficit) equity	(103,177)	866,816	239,499	(1,112,982)	(109,844)
Total liabilities and stockholders’ equity	$478,991	$789,402	$417,151	$(1,112,982)	$572,562

Xerium Technologies, Inc.
Consolidating Balance Sheet
At December 31, 2015
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
ASSETS
Current assets:
Cash and cash equivalents	$3,105	$(2)	$6,736	$—	$9,839
Accounts receivable, net	20	18,585	49,957	—	68,562
Intercompany receivables	(110,541)	113,736	(3,195)	—	—
Inventories, net	—	14,694	57,929	(925)	71,698
Prepaid expenses	510	1,330	4,809	—	6,649
Other current assets	—	2,849	14,020	—	16,869
Total current assets	(106,906)	151,192	130,256	(925)	173,617
Property and equipment, net	9,518	68,075	219,490	—	297,083
Investments	837,064	207,443	—	(1,044,507)	—
Goodwill	—	17,737	40,862	—	58,599
Intangible assets	—	1,389	158	—	1,547
Non-current deferred tax asset	—	—	9,325	—	9,325
Other assets	—	—	10,203	—	10,203
Total assets	$739,676	$445,836	$410,294	$(1,045,432)	$550,374

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Notes payable	$—	$—	$6,556	$—	$6,556
Accounts payable	2,642	11,100	26,954	—	40,696
Accrued expenses	12,661	9,668	33,747	—	56,076
Current maturities of long-term debt	2,663	1,937	810	—	5,410
Total current liabilities	17,966	22,705	68,067	—	108,738
Long-term debt, net of current maturities	451,923	—	10,547	—	462,470
Liabilities under capital leases	3,276	4,425	1,036	—	8,737
Non-current deferred tax liability	(1,515)	1,243	9,042	—	8,770
Pension, other post-retirement and post-employment obligations	19,950	2,619	41,037	—	63,606
Other long-term liabilities	—	—	11,123	—	11,123
Intercompany loans	341,412	(403,154)	61,742	—	—
Total stockholders’ (deficit) equity	(93,336)	817,998	207,700	(1,045,432)	(113,070)
Total liabilities and stockholders’ equity	$739,676	$445,836	$410,294	$(1,045,432)	$550,374

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive (Loss) Income (Unaudited)
For the three months ended September 30, 2016
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$43,711	$82,151	$(6,671)	$119,191
Costs and expenses:
Cost of products sold	—	29,367	52,520	(6,502)	75,385
Selling	175	4,925	10,716	—	15,816
General and administrative	2,009	2,167	8,468	—	12,644
Research and development	273	1,043	470	—	1,786
Restructuring	53	430	2,010	—	2,493
	2,510	37,932	74,184	(6,502)	108,124
(Loss) income from operations	(2,510)	5,779	7,967	(169)	11,067
Interest (expense) income, net	(11,439)	(47)	(730)	—	(12,216)
Foreign exchange gain (loss)	63	(110)	(382)	—	(429)
Equity in subsidiaries income	8,634	8,415	—	(17,049)	—
Loss on Extinguishment of Debt	(11,736)	—	—	—	(11,736)
Dividend income	3,700	—	—	(3,700)	—
(Loss) income before provision for income taxes	(13,288)	14,037	6,855	(20,918)	(13,314)
Provision for income taxes	(51)	(288)	314	—	(25)
Net (loss) income	$(13,339)	$13,749	$7,169	$(20,918)	$(13,339)
Comprehensive (loss) income	$(12,773)	$13,736	$8,967	$(20,918)	$(10,988)

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive Income (Loss)-(Unaudited)
For the three months ended September 30, 2015
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$41,978	$80,090	$(4,329)	$117,739
Costs and expenses:
Cost of products sold	38	28,157	47,439	(4,382)	71,252
Selling	248	4,940	10,701	—	15,889
General and administrative	4,403	1,658	8,309	—	14,370
Research and development	259	1,118	464	—	1,841
Restructuring	47	307	4,647	—	5,001
	4,995	36,180	71,560	(4,382)	108,353
(Loss) income from operations	(4,995)	5,798	8,530	53	9,386
Interest (expense) income, net	(9,613)	877	(1,039)	—	(9,775)
Foreign exchange gain (loss)	404	(26)	1,681	—	2,059
Equity in subsidiaries income	10,415	9,460	—	(19,875)	—
Dividend income	4,769	—	—	(4,769)	—
Income (loss) before provision for income taxes	980	16,109	9,172	(24,591)	1,670
Provision for income taxes	(65)	(19)	(671)	—	(755)
Net income (loss)	$915	$16,090	$8,501	$(24,591)	$915
Comprehensive income (loss)	$1,084	$16,391	$(3,896)	$(24,591)	$(11,012)

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive (Loss) Income (Unaudited)
For the nine months ended September 30, 2016
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$130,379	$249,137	$(21,387)	$358,129
Costs and expenses:
Cost of products sold	—	88,401	155,441	(21,247)	222,595
Selling	677	15,067	31,528	—	47,272
General and administrative	8,178	4,137	25,262	—	37,577
Research and development	835	3,062	1,374	—	5,271
Restructuring	695	2,098	5,310	—	8,103
	10,385	112,765	218,915	(21,247)	320,818
(Loss) income from operations	(10,385)	17,614	30,222	(140)	37,311
Interest (expense) income, net	(31,164)	790	(2,841)	—	(33,215)
Foreign exchange (loss) gain	(53)	(145)	(278)	—	(476)
Equity in subsidiaries income	31,657	24,973	—	(56,630)	—
Loss on Extinguishment of Debt	(11,736)	—	—	—	(11,736)
Dividend income	9,245	—	—	(9,245)	—
(Loss) income before provision for income taxes	(12,436)	43,232	27,103	(66,015)	(8,116)
Provision for income taxes	(237)	(550)	(3,770)	—	(4,557)
Net (loss) income	$(12,673)	$42,682	$23,333	$(66,015)	$(12,673)
Comprehensive (loss) income	$(10,174)	$45,230	$33,853	$(66,015)	$2,894

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive Income (Loss)-(Unaudited)
For the nine months ended September 30, 2015
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$126,416	$251,958	$(16,478)	$361,896
Costs and expenses:
Cost of products sold	(291)	85,079	148,954	(16,329)	217,413
Selling	787	14,790	33,068	—	48,645
General and administrative	9,285	4,539	26,437	—	40,261
Research and development	732	3,508	1,455	—	5,695
Restructuring	8,313	622	3,799	—	12,734
	18,826	108,538	213,713	(16,329)	324,748
(Loss) income from operations	(18,826)	17,878	38,245	(149)	37,148
Interest (expense) income, net	(28,303)	3,009	(2,850)	—	(28,144)
Foreign exchange gain (loss)	246	(261)	2,165	—	2,150
Equity in subsidiaries income	38,843	21,009	—	(59,852)	—
Dividend income	10,856	—	—	(10,856)	—
Income (loss) before provision for income taxes	2,816	41,635	37,560	(70,857)	11,154
Provision for income taxes	(871)	(89)	(8,249)	—	(9,209)
Net income (loss)	$1,945	$41,546	$29,311	$(70,857)	$1,945
Comprehensive income (loss)	$3,439	$42,462	$(8,750)	$(70,857)	$(33,706)

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows-(Unaudited)
For the nine months ended September 30, 2016 (Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net (loss) income	$(12,673)	$42,682	$23,333	$(66,015)	$(12,673)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	2,123	—	—	—	2,123
Depreciation	1,683	6,189	16,334	—	24,206
Amortization of intangible assets	—	501	72	—	573
Deferred financing cost amortization	2,162	—	72	—	2,234
Foreign exchange gain on revaluation of debt	43	—	—	—	43
Deferred taxes	142	—	(3,208)	—	(3,066)
Loss on disposition of property and equipment	—	30	20	—	50
Loss on extinquishment of debt	11,736	—	—	—	11,736
Provision for doubtful accounts	—	(70)	(4)	—	(74)
Undistributed equity in earnings of subsidiaries	(31,657)	(24,973)	—	56,630	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(39)	1,856	(514)	—	1,303
Inventories	—	2,372	2,888	140	5,400
Prepaid expenses	(76)	(77)	(460)	—	(613)
Other current assets	—	475	(2,048)	—	(1,573)
Accounts payable and accrued expenses	1,933	(4,537)	(6,593)	—	(9,197)
Deferred and other long-term liabilities	(34)	908	621	—	1,495
Intercompany loans	289,717	(294,054)	4,337	—	—
Net cash provided by (used in) operating activities	265,060	(268,698)	34,850	(9,245)	21,967
Investing activities
Capital expenditures	(664)	(2,332)	(6,618)	—	(9,614)
Intercompany property and equipment transfers, net	(2)	40	(38)	—	—
Proceeds from disposals of property and equipment	—	5	89	—	94
Acquisition costs		(16,225)		—	(16,225)
Net cash used in investing activities	(666)	(18,512)	(6,567)	—	(25,745)
Financing activities
Net increase in notes payable	—	—	1,121	—	1,121
Proceeds from borrowings	535,407	—	6,093	—	541,500
Principal payments on debt	(503,806)	—	(7,030)	—	(510,836)
Dividends paid	—	(9,245)	—	9,245	—
Payment of obligations under capital leases	(946)	(1,743)	(305)	—	(2,994)
Payment of financing fees	(22,861)	—	54	—	(22,807)
Intercompany loans	(272,267)	298,235	(25,968)	—	—
Employee taxes paid on equity awards	(1,791)	—	—	—	(1,791)
Net cash (used in) provided by financing activities	(266,264)	287,247	(26,035)	9,245	4,193
Effect of exchange rate changes on cash flows	—	—	(1,874)	—	(1,874)
Net (decrease) increase in cash	(1,870)	37	374	—	(1,459)
Cash and cash equivalents at beginning of period	$3,105	$(2)	$6,736	$—	$9,839
Cash and cash equivalents at end of period	$1,235	$35	$7,110	$—	$8,380

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows (Unaudited)
For the nine months ended September 30, 2015
(Dollars in Thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net income (loss)	$1,945	$41,546	$29,311	$(70,857)	$1,945
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock-based compensation	2,506	—	184	—	2,690
Depreciation	1,110	5,292	14,995	—	21,397
Amortization of intangible assets	—	206	22	—	228
Deferred financing cost amortization	2,570	—	71	—	2,641
Foreign exchange gain on revaluation of debt	(2,115)	—	—	—	(2,115)
Deferred taxes	661	—	(2,232)	—	(1,571)
Asset impairment	—	149	1,029	—	1,178
Loss on disposition of property and equipment	4	27	(116)	—	(85)
Provision for doubtful accounts	—	276	581	—	857
Undistributed equity in earnings of subsidiaries	(38,843)	(21,009)	—	59,852	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(70)	(409)	(2,310)	—	(2,789)
Inventories	—	1,074	2,417	149	3,640
Prepaid expenses	(700)	(94)	77	—	(717)
Other current assets	—	(252)	(1,773)	—	(2,025)
Accounts payable and accrued expenses	4,422	1,774	1,061	—	7,257
Deferred and other long-term liabilities	(238)	1,023	(6,336)	—	(5,551)
Intercompany loans	(12,996)	(7,108)	20,104	—	—
Net cash (used in) provided by operating activities	(41,744)	22,495	57,085	(10,856)	26,980
Investing activities
Capital expenditures	(6,276)	(7,862)	(26,238)	—	(40,376)
Intercompany property and equipment transfers, net	8,612	(220)	(8,392)	—	—
Proceeds from disposals of property and equipment	3	26	75	—	104
Net cash provided by (used in) investing activities	2,339	(8,056)	(34,555)	—	(40,272)
Financing activities
Net increase in notes payable	—	—	6,759	—	6,759
Proceeds from borrowings	37,408	—	20,020	—	57,428
Principal payments on debt	(34,371)	—	(11,202)	—	(45,573)
Dividends paid	—	(9,950)	(906)	10,856	—
Payments of obligations under capitalized leases	(486)	(401)	—	—	(887)
Payment of deferred financing fees	(63)	—	45	—	(18)
Intercompany loans	36,646	(4,078)	(32,568)	—	—
Other financing activities	5,500	—	(5,500)		—
Employee taxes paid on equity awards	(2,124)	—	—	—	(2,124)
Net cash provided by (used in) financing activities	42,510	(14,429)	(23,352)	10,856	15,585
Effect of exchange rate changes on cash flows	—	—	(1,106)	—	(1,106)
Net increase (decrease) in cash	3,105	10	(1,928)	—	1,187
Cash and cash equivalents at beginning of period	605	(14)	8,926	—	9,517
Cash and cash equivalents at end of period	$3,710	$(4)	$6,998	$—	$10,704

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed in a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is custom engineered to fit each individual paper-making machine and process. For the nine months ended September 30, 2016, our clothing segment represented 61% of our net sales.
Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by each paper producer. We tailor our roll covers to individual paper-making machines and processes, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and we manufacture new and rebuilt spreader rolls. We also provide various related products and services to our customers, both directly and through third party providers, as a growing part of our overall product offering through our roll covers sales channels. For the nine months ended September 30, 2016, our roll cover segment represented 39% of our net sales.
Industry Trends and Outlook

The Company's global markets are slightly favorable overall in the third quarter of 2016, but with a lot of grade and geographical differences. However, the global tissue and containerboard markets will continue to grow at a modest rate. In response to these trends, we are repositioning our assets, sales teams and value additive technologies to the tissue, packaging, services and non-paper segments around the world, entering new or under-served markets that present long term revenue growth opportunities.
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
The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $5.3 million and $5.7 million for the nine months ended September 30, 2016 and 2015, respectively.
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
During the nine months ended September 30, 2016, we conducted business in nine foreign currencies. The following table provides the average exchange rate for the nine months ended September 30, 2016 and 2015 of the U.S. Dollar against each of the four foreign currencies in which we conduct the largest portion of our operations.

Currency	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Euro	$1.12 = 1 Euro	$1.12 = 1 Euro
Brazilian Real	$0.28 = 1 Brazilian Real	$0.32 = 1 Brazilian Real
Australian Dollar	$0.74 = 1 Australian Dollar	$0.76 = 1 Australian Dollar
Chinese Yuan	$0.15 = 1 Chinese Yuan	$0.16 = 1 Chinese Yuan
In the nine months ended September 30, 2016, we conducted approximately 32% of our operations in Euros, approximately 8% in the Australian Dollar, approximately 8% in the Brazilian Real (although a significant portion of Brazil net sales are in U.S. Dollars) and approximately 7% in the Chinese Yuan.
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

Domestic and Foreign Operating Results:
The following is an analysis of our domestic and foreign operations during the three and nine months ended September 30, 2016 and September 30, 2015 and a discussion of the results of operations during those periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Domestic income (loss) from operations	$3,269	$803	$7,229	$(948)
Foreign income from operations	7,798	8,583	30,082	38,096
Total income from operations	$11,067	$9,386	$37,311	$37,148
During the three and nine months ended September 30, 2016, domestic income from operations was lower than foreign income from operations primarily due to product mix, market differences and various unallocated corporate expenses. All earnings generated by foreign subsidiaries after 2012 will be remitted to the parent company at some point in the future. U.S. income taxes and foreign withholding taxes have been provided related to those foreign earnings. All other foreign un-remitted earnings generated in years prior to 2013 will remain indefinitely reinvested, except for a portion of the earnings generated prior to 2013 related to our Brazil operations.
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

For the nine months ended September 30, 2016, the Company incurred restructuring expenses of $8.1 million. These included $1.4 million of charges related to the closure of the Middletown, Va. facility and $6.7 million of charges relating to headcount reductions and other costs related to previous plant closures. For the nine months ended September 30, 2015, the Company incurred restructuring expenses of $12.7 million. These included charges of $4.1 million relating to the closure of the Joao Pessoa, Brazil plant, $4.5 million charges related to the closure of Warwick, and headcount reductions of $4.1 million.

Results of Operations

The table that follows sets forth for the periods presented certain consolidated operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Net sales	$119,191	$117,739	$358,129	$361,896
Costs and expenses:
Cost of products sold	75,385	71,252	222,595	217,413
Selling	15,816	15,889	47,272	48,645
General and administrative	12,644	14,370	37,577	40,261
Research and development	1,786	1,841	5,271	5,695
Restructuring	2,493	5,001	8,103	12,734
	108,124	108,353	320,818	324,748
Income from operations	11,067	9,386	37,311	37,148
Interest expense, net	(12,216)	(9,775)	(33,215)	(28,144)
Loss on extinguishment of debt	(11,736)	—	(11,736)	—
Foreign exchange gain	(429)	2,059	(476)	2,150
Income before provision for income taxes	(13,314)	1,670	(8,116)	11,154
Provision for income taxes	(25)	(755)	(4,557)	(9,209)
Net (loss) income	$(13,339)	$915	$(12,673)	$1,945
Comprehensive income (loss)	$(10,988)	$(11,012)	$2,894	$(33,706)
Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
Net Sales. Net sales for the three months ended September 30, 2016 increased by $1.5 million, or 1.2%, to $119.2 million from $117.7 million for the three months ended September 30, 2015. Excluding currency effects, sales were up $1.1 million, or 0.9%. For the three months ended September 30, 2016, approximately 60% of our net sales were in our clothing segment and approximately 40% were in our roll covers segment.
In our clothing segment, net sales for the three months ended September 30, 2016 decreased $(1.5) million to $71.0 million from $72.5 million for the three months ended September 30, 2015. Excluding favorable currency effects of $0.7 million, the sales decrease of $(2.2) million, or (3.0)% was driven largely by lower sales volumes in the North America market, due to temporary production output issues, that the Company is addressing.
In our rolls segment, net sales for the three months ended September 30, 2016 increased $3.0 million to $48.2 million from $45.2 million for the three months ended September 30, 2015. Excluding unfavorable currency effects of $(0.3) million, sales were up by $3.3 million or 7.3%, driven by the acquisition of Spencer Johnston.
Cost of Products Sold. Cost of products sold for the three months ended September 30, 2016 increased to $75.4 million from $71.3 million for the three months ended September 30, 2015.
In our clothing segment, cost of products sold increased $1.2 million in the current quarter compared to the third quarter of 2015. Cost of products sold as a percentage of net sales increased by 2.9 percentage points to 61.9% in the three months ended September 30, 2016 from 59.0% in the three months ended September 30, 2015, primarily driven by a weak Brazilian economy, temporary missed production of certain high-margin products which drove unfavorable product mix and margin compression in certain regions.
In our rolls segment, cost of products sold increased $2.9 million in the current quarter compared to the third quarter of 2015, primarily as a result of increased sales volume. Cost of products sold as a percentage of net sales increased by 2.1 percentage points to 65.2% for the three months ended September 30, 2016 from 63.1% for the three months ended September 30, 2015, primarily due to unfavorable product mix and a weak Brazilian economy.
Selling Expenses. For the three months ended September 30, 2016, selling expenses decreased by $(0.1) million, or (0.6)%, to $15.8 million from $15.9 million for the three months ended September 30, 2015. This decrease was primarily attributable to savings achieved through the Company's cost-out initiatives, net of inflation.

General and Administrative Expenses. For the three months ended September 30, 2016, general and administrative expenses decreased by $(1.8) million, or (12.5)%, to $12.6 million from $14.4 million for the three months ended September 30, 2015, primarily as a result of decreased cost related to headcount reduction, net of inflation, partially offset by G&A expenses of Spencer Johnston, acquired on May 4, 2016.

Restructuring Expenses. For the three months ended September 30, 2016, we incurred restructuring expenses of $2.5 million. These included $0.2 million of charges related to the closure of the Middletown, Va. facility and $2.3 million of charges relating to headcount reductions and other costs related to previous plant closures.

Interest Expense, Net. Net interest expense for the three months ended September 30, 2016 was $12.2 million, up $2.4 million from $9.8 million for the three months ended September 30, 2015. The increase was driven by the higher interest rate on the new bonds issued in the refinancing (9.50% vs 6.25% and 8.875%) and increased average debt balances in the third quarter of 2016 versus the third quarter of 2015.
Provision for Income Taxes. For the three months ended September 30, 2016 and 2015, the provision for income taxes was $0.0 million and $0.8 million, respectively. The decrease in tax expense in the three months ended September 30, 2016, was primarily attributable to the geographic earnings mix, as well as tax benefits from interest deductions in Brazil and the impact of the intra-period allocation as a result of the loss from continuing operations and income from other comprehensive income. Generally, our provision for income taxes is primarily impacted by the income we earn in tax paying jurisdictions relative to the income we earn in non-tax paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 15.0% to 35.4%. However, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. We generate losses in certain jurisdictions for which we realize no tax benefit as the deferred tax assets in these jurisdictions (including net operating losses) are fully reserved in our valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings.
Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
Net Sales. Net sales for the nine months ended September 30, 2016 decreased by $(3.8) million, or (1.0)%, to $358.1 million from $361.9 million for the nine months ended September 30, 2015. Excluding currency effects of $(2.0) million, sales were down $(1.8) million, or (0.5)%. For the nine months ended September 30, 2016, approximately 61% of our net sales were in our clothing segment and approximately 39% were in our roll covers segment.
In our clothing segment, net sales for the nine months ended September 30, 2016 decreased $(11.8) million to $217.2 million from $229.0 million for the nine months ended September 30, 2015. Excluding favorable currency effects of $0.4 million, the sales decline of $(12.2) million, or (5.3)% was primarily driven by volume declines in all regions, due to temporary production output issues that the Company is addressing.
In our rolls segment, net sales for the nine months ended September 30, 2016 increased $8.0 million to $140.9 million compared to $132.9 million for the nine months ended September 30, 2015. Excluding unfavorable currency effects, sales were up by $10.4 million or 7.8%, driven by the acquisition of Spencer Johnston and the Company's new growth initiatives.
Cost of Products Sold. Cost of products sold for the nine months ended September 30, 2016 increased to $222.6 million from $217.4 million for the nine months ended September 30, 2015.
In our clothing segment, cost of products sold decreased $(1.6) million in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily driven by decreased sales volume and favorable currency effects. Cost of products sold as a percentage of net sales increased by 2.4 percentage points to 60.1% in the nine months ended September 30, 2016 from 57.7% in the nine months ended September 30, 2015. This increase was primarily due to a weak economic environment in Brazil, the effect of the ongoing shift in product mix and margin compression in certain regions.
In our rolls segment, cost of products sold increased $7.1 million in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily as a result of increased sales volume. Cost of products sold as a percentage of net sales increased by 1.3 percentage points to 65.4% for the nine months ended September 30, 2016 from 64.1% for the nine months ended September 30, 2015, due to negative product mix and a weak economic environment in Brazil.

Selling Expenses. For the nine months ended September 30, 2016, selling expenses decreased by $(1.3) million, or (2.7)%, to $47.3 million from $48.6 million for the nine months ended September 30, 2015. was primarily attributable to favorable currency and savings achieved through the Company's cost-out initiatives, net of inflation.

General and Administrative Expenses. For the nine months ended September 30, 2016, general and administrative expenses decreased by $(2.7) million, or (6.7)%, to $37.6 million from $40.3 million for the nine months ended September 30, 2015, primarily as a result of cost reduction programs, partially offset by inflation and favorable currency effects. These decreases are partially offset by G&A expenses of recently acquired Spencer Johnston.

Restructuring Expenses. For the nine months ended September 30, 2016, we incurred restructuring expenses of $8.1 million. These included $1.4 million of charges related to the closure of the Middletown, Va. facility and $6.7 million of charges relating to headcount reductions and other costs related to previous plant closures.

Interest Expense, Net. Net interest expense for the nine months ended September 30, 2016 was $33.2 million, up $5.1 million from $28.1 million for the nine months ended September 30, 2015. The increase was driven by the higher interest rate on the new bonds issued in the refinancing (9.50% vs 6.25% and 8.875%) and a higher average debt balance during 2016 versus 2015.
Provision for Income Taxes. For the nine months ended September 30, 2016 and 2015, the provision for income taxes was $4.6 million and $9.2 million, respectively. The decrease in tax expense in the nine months ended September 30, 2016, was primarily attributable to the geographic mix of earnings, as well as tax benefits from interest deductions in Brazil and the impact of the intra-period allocation as a result of the loss from continuing operations and income from other comprehensive income. Generally, our provision for income taxes is primarily impacted by the income we earn in tax paying jurisdictions relative to the income we earn in non-tax paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 15.0% to 35.4%. However, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. We generate losses in certain jurisdictions for which we realize no tax benefit as the deferred tax assets in these jurisdictions (including net operating losses) are fully reserved in our valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings.
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
Net cash provided by operating activities was $22.0 million for the nine months ended September 30, 2016 and $27.0 million for the nine months ended September 30, 2015. The $(5.0) million decrease was primarily due to the increase in cash interest paid as a result of the refinancing.
Net cash used in investing activities was $(25.7) million for the nine months ended September 30, 2016 and $(40.3) million for the nine months ended September 30, 2015. The decrease in cash used in investing activities of $14.6 million was primarily due to the decrease in capital expenditures, partially offset by the acquisition of Spencer Johnston in Q2 of 2016.
Net cash provided by financing activities was $4.2 million for the nine months ended September 30, 2016 and $15.6 million for the nine months ended September 30, 2015. The decrease of $11.4 million was due largely to lower capital expenditures, partially offset by increased payments of capital lease obligations.
As of September 30, 2016, the outstanding balance of the Company's term debt under its ABL Facility and Notes was $480.0 million. In addition, as of September 30, 2016, an aggregate of $22.1 million is available for additional borrowings. This availability represents a borrowing base of $34.2 million less $12.1 million of that facility committed for letters of credit or additional borrowings.
We expect to spend cash of approximately $11.0 million related to our restructuring initiatives in 2016. We have spent $9.3 million in the nine months ended September 30, 2016. Actual restructuring costs for 2016 may substantially differ from estimates at this time, depending on the timing of the restructuring activities and the required actions to complete them.

Capital Expenditures
For the nine months ended September 30, 2016, we had capital expenditures of $9.6 million. We are currently targeting capital expenditures for 2016 to be approximately $16 million. We analyze our planned capital expenditures, based on investment opportunities available to us and our financial and operating performance, and accordingly, actual capital expenditures may be more or less than this amount. We intend to use existing cash and cash from operations to fund our capital expenditures.
Credit Facility and Notes

On August 9, 2016, the Company closed on $480 million aggregate principal amount of 9.5% Senior Secured Notes due August 2021 (the "Notes"), which were sold at a price equal to 98.54% of their face value. The Notes will pay interest semi-annually in arrears on February 15 and August 15 of each year beginning on February 15, 2017 and will mature on August 15, 2021, unless earlier redeemed or repurchased.
The Indenture to the Notes and the ABL Facility contain certain customary covenants that, subject to exceptions, restrict our ability to, among other things:

•	declare dividends or redeem or repurchase equity interests;
•prepay, redeem or purchase debt;
• incur liens and engage in sale-leaseback transactions;
• make loans and investments;
• incur additional indebtedness;
•amend or otherwise alter debt and other material agreements;
•engage in mergers, acquisitions and asset sales;
•transact with affiliates; and
•engage in businesses that are not related to the Company's existing business.

The Company used the net proceeds from the offering to repay all amounts outstanding under its existing term loan credit facility, to redeem all of its 8.875% Senior Notes due 2018 at a redemption price equal to 102.219% of the principal amount thereof, together with accrued and unpaid interest, to the date of redemption, to pay fees and expenses relating to these transactions, and for working capital and other general corporate purposes.
On November 3, 2015, the we refinanced our then existing ABL Facility and entered into a new Revolving Credit and Guaranty Agreement (as amended, the "ABL Facility") with one of our existing ABL lenders, JPMorgan Chase Bank, N.A.   Under the ABL Facility, JPMorgan will become the lead domestic agent and will continue as the European agent.  The amount of the ABL Facility continues to provide aggregate availability of $55 million and the collateral pledged thereunder will also remains the same, however the ABL Facility as amended, (1) provides increased flexibility for operations; (2) an extended maturity date of November, 2020; and (3) lower interest rates.
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
We are in compliance with all covenants under the Notes and ABL Facility at September 30, 2016.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net (loss) income	$(13,339)	$915	$(12,673)	$1,945
Stock-based compensation	697	1,064	2,123	2,690
Depreciation	8,125	7,138	24,206	21,397
Amortization of intangible assets	269	69	573	228
Deferred financing cost amortization	692	870	2,234	2,641
Foreign exchange loss (gain) on revaluation of debt	(109)	(1,200)	43	(2,115)
Deferred tax expense	(2,269)	(3,179)	(3,066)	(1,571)
Asset impairment	—	1,135	—	1,178
Loss on disposition of property and equipment	(29)	(69)	50	(85)
Loss on extinguishment of debt	11,736	—	11,736	—
Net change in operating assets and liabilities	(938)	3,441	(3,259)	672
Net cash provided by operating activities	4,835	10,184	21,967	26,980
Interest expense, excluding amortization	11,524	8,905	30,981	25,503
Net change in operating assets and liabilities	938	(3,441)	3,259	(672)
Current portion of income tax expense	2,294	3,934	7,623	10,780
Stock-based compensation	(697)	(1,064)	(2,123)	(2,690)
Asset impairment	—	(1,135)	—	(1,178)
Foreign exchange gain (loss) on revaluation of debt	109	1,200	(43)	2,115
(Loss) on disposition of property and equipment	29	69	(50)	85
Loss on extinguishment of debt	(11,736)	—	(11,736)	—
EBITDA	7,296	18,652	49,878	60,923
Loss on extinguishment of debt	11,736	—	11,736	—
Stock-based compensation	697	1,064	2,123	2,690
Operational restructuring expenses	2,493	5,001	8,103	12,734
Inventory write off	—	465	—	465
Non-restructuring impairment expense	—	149	—	149
Other non-recurring expenses	85	1,552	752	2,402
Plant startup costs	573	1,378	1,858	3,110
Adjusted EBITDA	$22,880	$28,261	$74,450	$82,473

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our interest rate risks as of September 30, 2016 have not materially changed from December 31, 2015 (see Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015). As of September 30, 2016, we had outstanding long term debt with a carrying amount of $496.4 million with an approximate fair value of $503.6 million.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, as of September 30, 2016 under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as set forth above.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There have been no material developments to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2015. See Note 10 to our Unaudited Condensed Consolidated Financial Statements for other routine litigation to which we are subject.

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

XERIUM TECHNOLOGIES, INC.
(Registrant)

October 27, 2016	By:	/s/Clifford E. Pietrafitta
Clifford E. Pietrafitta
Executive Vice President and CFO
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

10.1	First Amendment to Revolving Credit and Guaranty Agreement by and among the Company, certain Guarantor subsidiaries, and JP Morgan, dated February 19, 2016.

10.2	Second Amendment to Revolving Credit and Guaranty Agreement by and amount the Company, certain Guarantor subsidiaries, and JP Morgan, dated August 9, 2016.

31.1	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document