Form 10-K
period 2016-12-31
XERIUM TECHNOLOGIES INC
filed 2017-03-01
CIK 1287151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes     No  X
The aggregate market value of the voting common stock held by non-affiliates of the registrant on June 30, 2016, the last business day in the second fiscal quarter, was approximately $63,778,812. There were 16,010,059 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of June 30, 2016.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  X    No
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the 2017 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A, is incorporated by reference in Part III to the extent described therein.

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by that Act. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Undue reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance, or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include the following items:

•	rate and magnitude of decline in graphical grade paper production;

•	fluctuations in interest rates and currency exchange rates;

•	over-capacity of certain grades of paper, leading to distressed profit situations at our customers;

•	execution risk related to our expansion projects;

•	local economic conditions in the areas around the world where we conduct business;

•	quality issues with new products that could lead to higher warranty and quality costs;

•	structural shifts in the demand for paper;

•	the effectiveness of our strategies and plans;

•	sudden increase or decrease in production capacity;

•	trend toward extended life in forming fabrics, leading to reduced market share;

•	our development and marketing of new technologies and our ability to compete against new technologies developed by competitors;

•	variations in demand for our products, including our new products;

•	fluctuations in the price of our component supply costs and energy costs;

•	our ability to generate substantial operating cash flow to fund growth and unexpected cash needs;

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
General
Xerium Technologies, Inc. (the "Company") is a leading, global provider of industrial consumable products and services including machine clothing, roll coverings, roll repair and mechanical services. These goods and services are used in the production of paper, paperboard, building products and nonwoven materials. Its operations are strategically located in the major paper-making regions of the world, including North America, Europe, Latin America and Asia-Pacific. We market our products through the following industry-recognized brands:

Brand	Product Category	Geographic Region
Huyck Wangner	Machine Clothing	Worldwide, other than North America
Weavexx	Machine Clothing	North America
Stowe Woodward	Roll Covers & Spreader Rolls	Worldwide
Mount Hope	Spreader Rolls	Worldwide
Robec	Spreader Rolls	Europe
IRGA	Spreader Rolls	Southern Europe and Indonesia
Xibe/Stowe	Roll Covers	China
JJ Plank	Specialty Services & Embossing,	North America
Watermark & Dandy Rolls
Spencer Johnston	Spreader Rolls	North America, Japan, Latin America
We have an extensive global footprint of 28 manufacturing facilities in 13 countries, strategically located in the major paper-producing regions of North America, Europe, Latin America and Asia Pacific, and have approximately 2,950 employees worldwide. We market our products, primarily using our direct sales force, to the paper industry’s leading producers. In 2016, we generated net sales of $471.3 million.
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
Our machine clothing products are highly engineered synthetic textile belts that transport and filter paper as it is processed in a paper-making machine. Machine clothing plays a significant role in the forming, pressing and drying stages of paper production. Our machine clothing segment represented 61% of our net sales for the year ended December 31, 2016, 63% in 2015 and 64% in 2014.
Roll cover products cover the rolls on a paper-making machine, which are the large steel cylinders over which machine clothing is mounted and between which the paper travels as it is processed. Our roll covers provide a surface with the mechanical properties necessary to process the paper in a cost-effective manner that delivers the sheet qualities desired by the paper producer. We currently use several hundred chemical compounds in our roll cover manufacturing process. Our roll cover segment represented 39% of our net sales for the year ended December 31, 2016, 37% in 2015 and 36% in 2014.
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
We estimate that there are approximately 7,995 paper-making machines worldwide, all of which require a regular supply of machine clothing and roll covers. Machine clothing and roll covers must be replaced regularly to sustain high quality paper output and operate efficiently. Roll covers also require regular refurbishment, a service that we provide to our customers. Paper producers typically replace machine clothing multiple times per year, replace roll covers every two to five years and refurbish roll covers several times between each replacement.
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
In our roll covers segment, we have introduced a number of innovations to our roll cover and spreader roll products in recent years, including (1) SMART™ Technology, the first continuous pressure sensing paper machine roll that enables the papermaker to maximize performance by knowing the pressure of the paper machine while the machine is running; (2) composite calendar roll covers that use nanoparticle technology to improve roll cover durability and paper gloss; (3) covers that use an improved polyurethane to increase abrasion and moisture resistance as well as responsiveness and stability; and (4) uniquely designed and proprietary grooving patterns that improve machine performance and reduce energy consumption.
Our portfolio of patented and proprietary product and manufacturing technologies differentiates our product offerings from others in the market and allows us to deliver high value products and services to our customers. As of December 31, 2016, we had approximately 444 issued patents and over 67 pending patent applications. Our patents and patent applications cover approximately 62 different inventions. We currently license certain of our patents and technologies to some of our competitors, which we believe helps further demonstrate our technological leadership in the industry. We believe that the technological sophistication of the products needed in our business and the capital-intensive nature of our business present significant challenges to any potential new competitors in our field.
We organized our business in 1999 in connection with the acquisition of the paper technology group of Invensys plc. We completed our initial public offering on May 19, 2005.
Recent Developments

New Technology
In December 2016, the Company introduced TransForm, a new generation of forming fabrics designed specifically for paperboard and packaging machines that lowers energy consumption and extends fabric life, among other considerable benefits. The TransForm technology is applicable for machines producing: paperboard, containerboard, fluting/corrugating, linerboard, kraft bag, liquid packaging board, food and beverage containers, bleach board, white top paperboard, boxboard, and other related subgrades. We believe that Transform helps our customers reduce energy consumption by more than 15 percent while extending fabric life between 15 and 25 percent.
Asian Expansion
In the fourth quarter of 2016, we surpassed 1,000 shipments of press felt from our new state-of-the-art machine clothing plant located in Kunshan, China. As a result of our new Kunshan facility, we are now routinely producing press felt solutions locally for customers in China and the Asia-Pacific region. Our Kunshan plant is located in the heart of the Yangtze River paper-making region in China, at the center of the largest papermaking region in the world. Prior to building the Kunshan plant, we served the Asia region as an exporter of products made in Europe. With the Kunshan facility, we have significantly increased our competitive position and is now closely partnering with customers in China and the rest of Asia. Xerium has a multi-year plan to continue expanding the scope of machine clothing production in Kunshan. We are underway right now with an expansion to make forming fabrics in Kunshan.

Global Trends in Paper Demand
The Company's markets have gone through a tough business cycle. Demand for the Company’s products are tied to our customer’s production rates and our product’s useful lives. While the majority of the Company’s end markets are growing, certain graphical grade paper production market segments have been in decline. Non-declining markets make up greater than 75% of the Company’s business model. Production of these grades of paper and board (tissue, paper towels, napkins, cardboard, consumer packaging, consumer durable packaging, e-commerce packaging) is steady and/or increasing globally. Declining grades of paper production are newsprint globally, and printing/writing papers in mature economies with full access to wireless/digital media. These market corrections have been very strong in the last few years and many paper machines dedicated to graphical paper production have been closed. At the same time, new machines have been installed to make the growing grades of paper and board. Both of these trends are continuing. In order to optimize outcomes in this changing environment, the Company has been implementing a repositioning program to re-map its plant locations, people, products, equipment tooling, and machine services offered to more naturally align with growing markets both geographically and by type of paper machine serviced.

Business Strategy

•
Correct footprint in order to deliver market competitive lead-times and cost structures, and outfit equipment to pursue new growth business - in the last four years, we closed and relocated equipment from declining market areas and into growing areas. Specifically, the Company closed 8 manufacturing locations as the source of new capacity, retooled and relocated that equipment to 9 other locations, and has 1 additional new plant under construction. That new plant will also receive equipment from the other locations.

Closed/Provide Equipment to Others	Installed Equipment/Repositioned for Growth
1. Argentina MC plant	1. Canada MC plant
2. Brazil MC plant	2. Austria MC plant
3. Charlotte, NC rolls plant	3. Brazil MC plant
4. Canada MC plant	4. Chile rolls plant (new, underway)
5. France rolls plant	5. China MC plant (new)
6. Germany rolls plant	6. China rolls plant
7. Middletown, VA rolls plant	7. Griffin, GA rolls plant
8. Spain MC plant	8. Neenah, WI rolls plant
9. Ruston, LA rolls plant
10. Turkey rolls plant (new)

•
Renovate products & services to leadership levels in order to secure New Business Wins on targeted machines - 90 new products in the last four years, several core mechanical service offerings were added into certain roll repair centers, patent portfolio expanded to 444 total patents with 67 pending applications. Company has added new sales personnel and is marketing to new market segments including: pulp, tissue, fiber cement, non-paper industries, paper and tissue converting, Turkey and Middle East markets, China and Asian markets, Mexico and Central American markets, Chile and South American markets.

•
Create a unified, low-cost business model with one set of value-added processes - eliminate redundancy between regions and amongst product groups, supplement and top-grade team in certain areas, unify ERP and business systems, connect data streams into cohesive value-added processes using Industrial Internet of Things (IIoT) methodologies, and implement Lean Six Sigma in every plant globally.

•
Pay down debt and deleverage the Company - after the majority of repositioning activities have been accomplished to install a go-forward business model, use excess free cash flow to pay down debt over a multi-year period in order to deleverage the company.

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
Forming fabrics. Forming fabrics are used at the beginning of paper-making machines, where highly diluted paper stock is deposited on the forming fabric while the fabric is traveling at a very high speed. Forming fabrics allow water to drain from the paper stock, creating an initial wet sheet. Forming fabrics must be sufficiently porous to allow water to drain evenly and quickly, yet tight enough to retain and align the fiber and other materials that form the sheet of paper. They must also be strong enough to withstand high mechanical stresses. Forming fabrics are custom-manufactured in single, double and triple layer designs in a variety of meshes to suit particular machines and paper grades. Customers are increasingly demanding the higher-priced triple layer designs that remove more moisture and produce higher quality paper. In 2016, forming fabrics accounted for approximately 34% of net sales in our machine clothing segment.
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
Press felts differ from forming fabrics and dryer fabrics due to the addition of several layers of staple fiber that are needled into the fabric base. The staple fiber provides a smooth surface to meet the wet sheet of paper and creates a wicking effect to remove water from the paper sheet as it is pressed under high pressure between press rolls. Press felts are manufactured in a variety of designs, including lightweight single layer felts, multi-layer laminated endless felts and seamed felts that allow for reduced installation times. In 2016, press felts accounted for approximately 47% of net sales in our machine clothing segment.
Dryer fabrics. Dryer fabrics are used to transport the paper sheet through the drying section of paper-making machines, where high temperatures from large, steam-heated dryer cylinders evaporate the remaining moisture from the paper sheet. Dryer fabrics, which are less technically advanced than forming fabrics or press felts, are woven from heat-resistant yarns with a coarser mesh than forming fabrics. In 2016, dryer fabrics accounted for approximately 5% of net sales in our machine clothing segment.
Industrials and Other. We manufacture other fabrics used in other industrial applications, such as pulp, non-woven textiles, fiber cement, tannery sludge de-watering and textiles manufacturing. In 2016, net sales for such industrial applications accounted for 14% of net sales in our machine clothing segment.

New Machine Clothing Products. The major goal of research and development is to create customer value and solutions by combining latest technologies with excellent quality and unique product characteristics. This commitment will improve our competitive position and ensures a continuously optimized product portfolio. In recent years, we have focused our research and development efforts on higher performance, value-added, sustainable product solutions throughout our entire machine clothing offering. Our efforts have resulted in several innovative and revolutionary new forming fabric and press felt product solutions, which prove their performance benefits globally every day.

Roll Covers and Services
In our roll covers segment (or "rolls segment"), the majority of our sales are generated through the replacement and refurbishment of roll covers and spreader rolls, the manufacturing of new spreader rolls and general mechanical maintenance and repair services for the internal mechanisms of rolls.
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
Roll covers accounted for approximately 55% of our total net sales in our roll covers segment in 2016.
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
We offer a wide range of mechanical maintenance and repair services for the internal mechanisms of rolls. Paper producers are increasingly finding it economical to have the company that refurbishes or replaces a roll cover also perform work on the internal roll mechanisms at the same time, which avoids having multiple suppliers and incurring additional time and transportation charges. We have begun performing such services to meet the demands of our customers and gain a competitive advantage. As of December 31, 2016, we provide major mechanical services at ten locations around the world. Roll cover refurbishment services and mechanical services accounted for approximately 25% of our total net sales in our roll covers segment in 2016.
Spreader rolls. We manufacture and repair spreader rolls, which are small-diameter curved rolls used throughout a paper-making machine to stretch, smooth and remove wrinkles from the paper and machine clothing. There are approximately five to seven spreader rolls in a typical paper-making machine. Spreader rolls and related services accounted for approximately 18% of our total net sales in our roll covers segment in 2016.
New Roll Products. We have introduced a number of innovations to our roll cover and spreader roll products in recent years, including composite calendar roll covers that use nanoparticle technology to improve roll cover durability and paper gloss, as well as covers that use an improved polyurethane to increase abrasion and moisture resistance as well as responsiveness and stability. We are evaluating new products, which will use different materials and utilize different sales channels and provide enhancements to our existing product line. The acquisition of Spencer Johnston in May of 2016 broadened the Company's capabilities with respect to spreader rolls, dandy rolls, and tissue embossing rolls. Sales generated by these new and other roll products account for approximately 2% of our total net sales in our roll covers segment in 2016.
Customers
We supply leading paper producers worldwide. Our top ten customers accounted for 26.6% of net sales in 2016 and individually, no customer accounted for more than 6% of 2016 net sales. In 2016, we generated 39% of our net sales in North America, 32% in Europe, 10% in Latin America and 19% in Asia-Pacific. See Note 12 "Business Segment Information" to the accompanying audited consolidated financial statements for geographic information related to net sales and long-lived assets.

Due to competitive market forces, we offer our customers payment terms similar to those offered by our competitors. Also, agreements with certain customers require us to maintain modest amounts of finished machine clothing inventory to assure those customers of supply continuity. We do not maintain finished rolls inventories.
Competition

Our largest competitors are the two leading manufacturers of paper-making machines and one independent machine clothing producer. In addition, we also face competition from smaller regional suppliers.
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
Research and Development
Our continuing ability to deliver value depends on developing product innovations. As we create new and improved products, we are often able to obtain patent protection for our innovations, which is indicative of our technical capabilities and creativity. Although we do not consider any single patent to be material to our business, we believe that, in the aggregate, our patents and other intellectual property provide us with a competitive advantage. At December 31, 2016, we have approximately 444 domestic and foreign patents outstanding and approximately 67 pending patent applications. Our patents and patent applications cover approximately 62 different inventions. Some of our competitors license our technology in exchange for royalty payments, although such licensing does not represent a material amount of our business. Research and development expenses totaled $7.1 million in 2016, $7.4 million in 2015 and $7.9 million 2014, and were approximately 1.5%, 1.6% and 1.5% of our net sales in 2016, 2015 and 2014, respectively.
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

The covering on the rolls used in the paper-making process wear over time and must be periodically replaced for the roll to function properly. Rolls are removed from the paper-making machine and delivered to one of our facilities for re-covering. During this time, a spare roll is placed in the paper machine to enable continuous operations.
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
Raw Materials
The primary raw materials used in our machine clothing production are synthetic yarns and fibers. The primary raw materials used in our roll cover products are synthetic and natural rubber, monomers, epoxy resins and polyurethane. A number of suppliers provide the materials used in our product lines, so availability has not posed a significant concern. Since both the machine clothing and primary roll cover materials are based on petroleum and natural gas derivatives, their prices are subject to changes in supply/demand and the price of petroleum and natural gas and their derivatives. The global average price for petroleum bottomed out one year ago and has almost doubled to $53/barrel since then. The U.S. Energy Information

Administration’s latest forecast is for pricing to remain at this level throughout 2017. We have recently seen the impact of this rise in energy prices, coupled with supply/demand issues of certain raw materials, causing an increase in certain synthetic yarn materials, as well as synthetic rubber. It is expected that these increases will abate as we head towards Q3 2017. Natural Rubber prices tend to be influenced directly by the weather in the Asian crop regions and by demand in China. This winter has been especially difficult in Asia with long-lasting rains, causing a temporary price increase in Natural Rubber. Pricing is expected to rescind towards mid-year. Xerium mitigates these impacts by placing blanket orders ahead of the winter while prices are lower.

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
Employees
As of December 31, 2016 we had approximately 2,950 employees worldwide, of which approximately 67% were manufacturing employees. As of December 31, 2016, 2,010, or 68%, of our employees are members of labor unions, trade unions, employee associations or workers councils. We believe that we have good relations with our employees and the various groups that represent our employees.
Our Corporate Information
We are subject to the information requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). Therefore, we file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at https://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.
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

Risks Relating to Our Business and the Industry

Our current and anticipated restructuring actions aimed at shifting our cost structure from high-cost to low-cost markets and realigning our operations with market demand in the paper industry has required and may require significant expenditures in the future and may not be successful.

Beginning in 2012 and continuing through the present, we have announced and taken various operational restructuring measures in response to changed market conditions in the paper industry triggered by the structural realignment in the demand for the various grades of paper. For example, we have announced the termination of sales agency relationships in Europe, workforce reductions in Germany, the closure of four rolls facilities in Middletown, Virginia, Meyzieu, France, Charlotte, North Carolina and Heidenheim, Germany and the closure of four machine clothing facilities in Warwick, Quebec, Canada, Berazategui, Argentina, Zizurkil, Spain and Joao Pessoa, Brazil. We anticipate pursuing additional cost reduction programs in the future.

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

We have targeted expansion projects where we have identified opportunities for business growth. Our various expansion projects are subject to execution risk and uncertainties that could adversely impact our business, results of operations and financial condition.

In connection with our efforts to realign our manufacturing footprint by either expanding in line with growth opportunities or by closing facilities in high cost regions and transferring production to lower cost regions, we are in the midst of, or have completed, significant expansions of several of our existing facilities. The completion and ramp up of these projects is dependent upon a number of factors, many of which may be beyond our control. For example, we may experience significant delays in completing these projects because we may not be able to acquire appropriate permits.  For example, we may encounter unanticipated complications with the installation and implementation of the complex systems and equipment that would impair our ability to begin production within the time frame estimated for the projects. We also may be unable to attract a sufficient number of skilled workers to meet the needs of the new or expanded facilities.

In addition, the cost to implement our strategic projects ultimately may prove to be greater than originally anticipated.  We have spent significant capital and managerial resources on these new facilities and expansions. Furthermore, our assessment of the projected benefits associated with the construction of these new facilities is subject to a number of estimates and assumptions, which in turn are subject to significant economic, competitive and other uncertainties that are beyond our control. If we incur unanticipated costs in connection with this project, are not able to complete these new facilities in a timely manner or at all, or otherwise unable to achieve the anticipated benefits from this project, our business, results of operations and financial position could be materially adversely affected.

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

Global paper production growth in developing markets such as Asia and South America could be moderated by the level of industry consolidation and paper machine shutdown activity that appears to be an underlying trend in developed markets. We have observed a trend that paper producers are focusing on cost reduction strategies and, as a result, are extending the life of roll covers and machine clothing products through additional maintenance cycles before replacing them. New developments and trends in the paper industry, either globally or in a particular region, could cause our paper manufacturing customers to reduce production, cease operations or declare bankruptcy, each of which would adversely affect our net sales and profitability.
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
Our foreign operations expose us to fluctuations in currency exchange rates and currency devaluations. We report our financial results in U.S. Dollars, but a substantial portion of our sales and expenses are denominated in Euros and other currencies. As a result, changes in the relative values of U.S. Dollars, Euros and other currencies will affect our levels of net sales and profitability. Currency fluctuations, as they pertain to the Euro, generally have a greater effect on the level of our net sales due to the amount of business we conduct in Euros. An increase in the U.S. Dollar against the Euro generally results in a decrease to net sales and net income. Increases in the U.S. Dollar against other currencies, such as the Brazilian Real, would not impact consolidated net sales as much, as a significant portion of sales in that country is denominated in or indexed to U.S. Dollars, but generally would increase net income as local currency costs would be translated into lower U.S. Dollar expenses for financial reporting purposes. We would expect a similar but opposite effect in a period in which the value of the U.S. Dollar decreases against these currencies. Although in certain circumstances we may attempt to hedge our cash exposure to fluctuations in currency exchange rates, our hedging strategies may not be effective.
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
We have 28 manufacturing facilities in 13 foreign countries. In 2016, we sold products in approximately 62 countries other than the United States, which represented approximately 69.5% of our net sales. Operating in foreign countries presents challenges unique to each country such as in hiring employees, our relations with various parties, including suppliers and governmental agencies, and in production.
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
We must continue to innovate and improve our products.
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
Our top ten customers generated 26.6% of our net sales during 2016. The loss of major customers, financial difficulties faced by our customers or a substantial decrease in such customers’ purchases from us, for instance through the closure of mills, could have a material adverse effect on our net sales and profitability. Because we do not generally have binding long-term purchasing agreements with our customers, there can be no assurance that our existing customers will continue to purchase products from us.
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
We are subject to risk of work stoppages and other labor relations matters because a significant portion of our workforce is unionized. As of December 31, 2016, we had approximately 2,950 employees worldwide, approximately 13% of whom were subject to protection of various North American collective bargaining agreements and approximately 55% of whom were subject to job protection as members of European or South American trade unions, employee associations or workers’ councils. As of December 31, 2016, approximately 11% of the employees subject to North American collective bargaining agreements (or approximately 1.4% of our total employees) were covered by an agreement that is set to expire prior to December 31, 2017. We cannot be certain that we will be able to renew the collective bargaining agreement set to expire this year, or enter into a new collective bargaining agreement that does not adversely affect our operating results or that we will be without production interruptions, including labor stoppages. In addition, all of our European and South American employees subject to job protection as members of trade unions, employee associations or workers’ councils are subject to arrangements that typically result in higher negotiated or mandated salary increases on either an annual or biannual basis. We cannot be certain that the terms of employment applicable to such employees will not change in the future in a manner which could adversely affect our operating results. We cannot be certain that we will not experience disruptions in our operations as a result of labor disputes or experience other labor relations issues. If we are unable to maintain good relations with our employees, our ability to produce our products and provide services to our customers could be reduced and/or our production costs could increase, either of which could disrupt our business and reduce our net sales and profitability.
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
We are significantly leveraged. As of December 31, 2016, our total indebtedness was approximately $524.5 million. Our substantial degree of leverage could have important consequences to us, including the following:

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

•
certain of our borrowings, including borrowings under our ABL Facility (defined in "Management Discussion & Analysis of Financial Conditions & Results of Operations & Credit Facility and Notes"), are at variable rates of interest, exposing us to the risk of increased interest rates;

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

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.
We may be able to incur substantial additional indebtedness in the future. Although the terms of our indenture ("Indenture") governing our 9.50% senior secured notes due 2021 (the "Notes") will limit, and our ABL Facility limits, our ability and the ability of our restricted subsidiaries to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. For example, under the Indenture, we may incur additional indebtedness and certain of such additional indebtedness may be secured, including in the case of additional Notes by a pari passu lien on the collateral, subject to certain conditions. In addition, the Indenture may not prevent us from incurring obligations that do not constitute indebtedness. To the extent that we incur additional indebtedness or such other obligations, the risks associated with our substantial leverage described below, including our possible inability to service our debt, would increase. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Credit Facility and Notes” for a more complete description of the terms and features of the ABL Facility and the Notes.

The Indenture to the Notes and the ABL Facility include a number of significant restrictions and covenants that limit our flexibility in operating our business.
The Indenture and the ABL Facility include a number of customary and significant restrictions and covenants, subject to certain exceptions, that limit our ability to, among other things:

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
A breach of any of these covenants could result in a default under our Notes and ABL Facility. Upon the occurrence of an event of default under the Notes or ABL Facility, the our creditors could elect to declare all amounts outstanding thereunder to be immediately due and payable. If we were unable to repay those amounts, our creditors could proceed against the collateral granted to them to secure the Notes and ABL Facility. We have pledged a significant portion of our assets as collateral under the Notes and ABL Facility. If our creditors accelerate the repayment of borrowings, there can be no assurance that we will have sufficient assets to repay the Notes and ABL Facility, or borrow sufficient funds to refinance the Notes and ABL Facility. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. There can be no assurance that our future operating performance will generate sufficient cash flows to support our cash requirements. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. There can be no assurance that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including the ABL Facility or the Indenture. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Indenture restricts our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or obtain the proceeds which we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due.
If we cannot make scheduled payments on our debt, we will be in default and, as a result our debt holders could declare all outstanding debt to be due and payable; the lenders under our ABL Facility could terminate their commitments to lend us money, declare all outstanding amounts there under due and payable and foreclose against the assets securing their borrowings; and we could be forced into bankruptcy or liquidation, which could result in our security holders’ loss of their investment.
Risks Relating to Our Notes
Not all of our subsidiaries are guaranteeing our obligations under the Notes, and the Notes are structurally subordinated to all indebtedness of our non-guarantor subsidiaries.
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
The Notes are structurally subordinated to all indebtedness and other obligations of any non-guarantor subsidiary, even if such obligations do not constitute senior indebtedness, such that, in the event of insolvency, liquidation, reorganization, dissolution or other winding up of any non-guarantor subsidiary, all of such subsidiary’s creditors (including trade creditors and preferred stockholders, if any) would be entitled to payment in full out of such subsidiary’s assets before we would be entitled to any payment. As a result, the Notes are structurally subordinated to all liabilities of our non-guarantor subsidiaries.

Our non-guarantor subsidiaries also may be subject to restrictions on their ability to distribute cash to us as a result of law and, as a result, we may not be able to access their cash flows to service our debt obligations, including the Notes.
Our non-guarantor subsidiaries accounted for approximately $327.7 million or 69.5% of our net sales for year ended December 31, 2016 and $388.5 million or 71.7% of our total assets and $171.3 million or 24.9% of our total liabilities as of December 31, 2016.

Our ability to make any required payments on the Notes is dependent on the operations of and the distribution of funds from our subsidiaries.
We conduct a significant portion of our operations through our subsidiaries. Accordingly, repayment of our indebtedness, including the Notes, is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Each of our subsidiaries is a legally distinct entity and, while certain of our domestic subsidiaries have guaranteed the Notes, such Note guarantees (the "Note Guarantees") are subject to risks. The ability of our subsidiaries to pay dividends and make distributions will be subject to, among other things, the terms of any debt instruments of those subsidiaries then in effect, applicable law and, in the case of our foreign subsidiaries, limitations on the repatriation of earnings. If distributions from our subsidiaries to us were eliminated, delayed, reduced or otherwise impaired, our ability to make payments on the Notes would be substantially impaired.

The value of the collateral may not be sufficient to satisfy all the obligations secured by such collateral. As a result, holders of the Notes may not receive full payment on their Notes following an event of default.
In connection with the offering of the Notes, the collateral agent under the Indenture and the agent under our ABL facility entered into an inter-creditor agreement pursuant to which (a) the liens on the ABL Priority Collateral (as defined in the Indenture) securing the Notes and the Note Guarantees are contractually subordinated to the liens thereon that secure our revolving credit facility and certain hedge obligations and cash management service obligations; (b) the lenders under our revolving credit facility, such lenders (or affiliates thereof) who are owed such hedging obligations and cash management service obligations will be entitled to receive proceeds from any realization of such collateral to repay their obligations in full before the holders of the Notes will be entitled to any recovery from such collateral; and (c) the liens on the Notes Priority Collateral securing our revolving credit facility are contractually subordinated to the liens thereon that secure the Notes and the Note Guarantees. In the event of a foreclosure, the proceeds from the sale of all of such collateral and the other collateral that secures the Notes may not be sufficient to satisfy the amounts outstanding under the Notes (and other obligations similarly secured, if any).
No appraisal has been made of the collateral. The value of the collateral is subject to fluctuations and in the event of liquidation will depend upon market and economic conditions, the availability of buyers and similar factors. The collateral does not include contracts, agreements, licenses and other rights that by their express terms prohibit the assignment thereof or the grant of a security interest therein. Some of these may be material to us and such exclusion could have a material adverse effect on the value of the collateral. By its nature, some or all of the collateral may be illiquid, may not have a readily ascertainable market value or may not be saleable or, if saleable, there may be substantial delays in its liquidation. To the extent that liens, security interests and other rights granted to other parties (including the lenders under our ABL facility with respect to the ABL Priority Collateral) encumber assets owned by us, those parties have or may exercise rights and remedies with respect to the property subject to their liens that could adversely affect the value of that collateral and the ability of the collateral agent under the Indenture or the holders thereof to realize or foreclose on that collateral. Consequently, we cannot assure investors in the Notes that liquidating the collateral securing the Notes would produce proceeds in an amount sufficient to pay any amounts due under the Notes after also satisfying the obligations to pay any creditors with prior claims on the collateral, including in the case of the ABL Priority Collateral, the lenders under our revolving credit facility, if applicable. If the proceeds of any sale of collateral are not sufficient to repay all amounts due on the Notes, the holders of the Notes (to the extent not repaid from the proceeds of the sale of the collateral securing the Notes) would have only an unsecured, unsubordinated claim against our and the Guarantors’ remaining assets. Bankruptcy laws and other laws relating to foreclosure and sale also could substantially delay or prevent the ability of the collateral agent or any holder of the Notes to obtain the benefit of any collateral securing the Notes. Such delays could have a material adverse effect on the value of the collateral.

We will in most cases have control over the collateral, and the sale of particular assets by us could reduce the pool of assets securing the Notes and the Note Guarantees.
The collateral documents allow us to remain in possession of, retain exclusive control over, freely operate, and collect, invest and dispose of any income from the collateral securing the Notes and the Note Guarantees, in each case subject to certain limitations. There are circumstances other than repayment or discharge of the Notes under which the collateral securing the Notes and the Note Guarantees will be released automatically, without your consent or the consent of the trustee or the collateral agent, including:

•	a sale, transfer or other disposal of such collateral in a transaction not prohibited under the Indenture;

•	with respect to collateral held by a Guarantor, upon the release of such Guarantor from its Note Guarantee; and

•
with respect to the ABL Priority Collateral that secures our revolving credit facility, if applicable, upon any release in connection with a foreclosure or exercise of remedies with respect to such collateral in accordance with the terms of the intercreditor agreement.

The Indenture also permits us to designate any existing or future restricted subsidiary that is a Guarantor or any future subsidiary, whether or not it is a guarantor, as an unrestricted subsidiary. If we designate such a Guarantor as an unrestricted subsidiary for purposes of the Indenture, all of the liens on any collateral owned by such subsidiary or any of its subsidiaries and any Note Guarantee by such subsidiary or any of its subsidiaries will be released under the Indenture but not necessarily under our revolving credit facility, if applicable. Designation of an unrestricted subsidiary will reduce the aggregate value of the collateral securing the Notes to the extent that liens on the assets of the unrestricted subsidiary and its subsidiaries are released.
The lien-ranking provisions set forth in the inter-creditor agreement are expected to substantially limit the rights of the holders of the Notes with respect to liens on the ABL Priority Collateral securing the Notes and the Note Guarantees.
Pursuant to the expected terms of the inter-creditor agreement, the rights of the holders of the Notes with respect to the ABL Priority Collateral are substantially limited. Holders of the Notes may not be able to control actions with respect to the ABL Priority Collateral, including the commencement and conduct of enforcement proceedings against the ABL Priority Collateral, whether or not the holders of the Notes agree or disagree with those actions and even if the rights of the holders of the Notes are adversely affected. Under the inter-creditor agreement, the lenders under our ABL Facility have the sole and exclusive right to exercise remedies with respect to the ABL Priority Collateral for a period of at least 270 days. In addition, such lenders will have rent-free access to, and use of, the Notes Priority Collateral in connection with enforcing their rights against the ABL Priority Collateral for a period of at least 180 days.
The pledge of securities (including the capital stock) of our subsidiaries that secures the Notes will automatically be released from the lien on them and no longer constitute collateral when the pledge of such capital stock or such other securities would require the filing of separate financial statements with the SEC for that subsidiary.
The Notes and the Note Guarantees are secured by a pledge of the capital stock of subsidiaries held by us and the Guarantors (subject in the case of such subsidiaries that are foreign subsidiaries, up to 65% of the voting stock of such subsidiaries and 100% of their non-voting capital stock) and intercompany notes held by us and the Guarantors. Under SEC regulations in effect as of the issue date of the Notes, if the par value, book value as carried by us or market value (whichever is greatest) of the capital stock, other securities or similar items of a subsidiary pledged as part of the collateral is greater than or equal to 20% of the aggregate principal amount of the notes then outstanding, such a subsidiary would be required to provide separate financial statements to the SEC. Therefore, the Indenture and the related collateral documents provide that any capital stock and other securities of our subsidiaries will be excluded from the collateral that secures the Notes and Note Guarantees to the extent that the pledge of such capital stock or other securities would cause such companies to be required to file separate financial statements with the SEC pursuant to Rule 3-16 of Regulation S-X (as in effect from time to time). As a result, holders of the Notes could lose a portion or all of their security interest in the capital stock or other securities of those subsidiaries. It may be more difficult, costly and time-consuming for holders of the Notes to foreclose on the assets of such a subsidiary that is a Guarantor than to foreclose on its capital stock or other securities, so the proceeds realized upon any such foreclosure could be significantly less than those that would have been received upon any sale of the capital stock or other securities of such subsidiary.

The rights of holders of Notes to the collateral securing the Notes may be adversely affected by the failure to perfect security interests in the collateral and other issues generally associated with the realization of security interests in collateral.
The Noteholders' rights in the collateral may be adversely affected by the failure to perfect security interests in certain collateral in the future. Applicable law requires that certain property and rights acquired after the grant of a general security interest, such as real property, equipment subject to a certificate of title and certain proceeds, can be perfected only at the time at which such property and rights are acquired and identified. The trustee and the collateral agent for the Notes may not monitor the future acquisition of property and rights that constitute collateral, and necessary action may not be taken to properly perfect the security interest in such after-acquired collateral. The collateral agent for the Notes has no obligation to monitor the acquisition of additional property or rights that constitute collateral or the perfection of any security interest in favor of the Notes against third parties. A failure to monitor such acquisitions and take necessary action may result in the loss of the effectiveness of the grant of the security interest therein or the priority of the security interest in favor of the Notes against third parties.
In addition, the security interest of the collateral agent for the Notes are subject to practical challenges generally associated with the realization of security interests in collateral. For example, the collateral agent may need to obtain the consent of third parties and make additional filings. If we or the collateral agent are unable to obtain these consents or make these filings, the security interests may be invalid and the holders of the Notes will not be entitled to the collateral or any recovery with respect to the collateral. Further, the consents of any third parties (such as a lessor whose consent is required for a mineral lease assignment) may not be given when required to facilitate a foreclosure on such collateral. Accordingly, the collateral agent may not have the ability to foreclose upon those assets, and the value of the collateral may significantly decrease. We are also not required to obtain third party consents in certain categories of collateral.
The imposition of certain permitted liens will cause the assets on which such liens are imposed to be excluded from the collateral securing the Notes and the Note Guarantees. There are also certain other categories of property that are also excluded from the collateral.
The Indenture permits liens in favor of third parties to secure certain indebtedness, such as indebtedness incurred under our ABL facility, purchase money debt and capitalized lease obligations. Certain of these third party liens will rank senior to the liens securing the Notes and in certain circumstances the assets subject to such liens (e.g., assets securing permitted purchase money debt and capitalized lease obligations) will be excluded from the collateral securing the Notes and the Note Guarantees. In addition, certain categories of assets are excluded from the collateral securing the Notes and the Note Guarantees (e.g., voting stock of a foreign subsidiary that is in excess of 65% of all voting stock of such foreign subsidiary) and the liens on certain categories of assets (e.g., motor vehicles subject to title statutes) are not required to be perfected. If an event of default occurs and the Notes are accelerated, the Notes and the Note Guarantees will rank equally with the holders of other unsubordinated and unsecured indebtedness of the relevant entity with respect to such excluded property and will be effectively subordinated to holders of obligations secured by a lien perfected on such excluded property.
Rights of holders of Notes in the collateral may be adversely affected by bankruptcy proceedings.
The right of the collateral agent for the Notes to repossess and dispose of the collateral securing the Notes upon acceleration is likely to be significantly impaired by federal bankruptcy law if bankruptcy proceedings are commenced by or against us prior to or possibly even after the collateral agent has repossessed and disposed of the collateral. Under the U.S. Bankruptcy Code, a secured creditor, such as the collateral agent for the Notes, is prohibited from repossessing its security from a debtor in a bankruptcy case, or from disposing of security repossessed from a debtor, without bankruptcy court approval. Moreover, bankruptcy law permits the debtor to continue to retain and to use collateral, and the proceeds, products, rents or profits of the collateral, even though the debtor is in default under the applicable debt instruments, provided that the secured creditor is given “adequate protection.” The meaning of the term “adequate protection” may vary according to circumstances, but it is intended in general to protect the value of the secured creditor’s interest in the collateral and may include cash payments or the granting of additional security, if and at such time as the court in its discretion determines, for any diminution in the value of the collateral as a result of the stay of repossession or disposition or any use of the collateral by the debtor during the pendency of the bankruptcy case. In view of the broad discretionary powers of a bankruptcy court, it is impossible to predict how long payments under the Notes could be delayed following commencement of a bankruptcy case, whether or when the collateral agent would repossess or dispose of the collateral, the value of the collateral at the time of the bankruptcy petition or whether or to what extent holders of the Notes would be compensated for any delay in payment or loss of value of the collateral through the requirements of “adequate protection.” Any disposition of the collateral during a bankruptcy case would also require permission of the bankruptcy court. Furthermore, in the event the bankruptcy court determines that the value of the collateral is not sufficient to repay all amounts due on the Notes, the holders of the Notes would have “under-secured claims”

as to the difference. Federal bankruptcy laws do not permit the payment or accrual of interest, costs and attorneys’ fees for “under-secured claims” during the debtor’s bankruptcy case. Additionally, the trustee’s ability to foreclose on the collateral on the Noteholders' behalf may be subject to the consent of third parties, prior liens and practical problems associated with the realization of the trustee’s security interest in the collateral. Moreover, the debtor or trustee in a bankruptcy case may seek to void an alleged security interest in collateral for the benefit of the bankruptcy estate. It may successfully do so if the security interest is not properly perfected or was perfected within a specified period of time (generally 90 days) prior to the initiation of such proceeding. Under such circumstances, a creditor may hold no security interest and be treated as holding a general unsecured claim in the bankruptcy case. It is impossible to predict what recovery (if any) would be available for such an unsecured claim if we became a debtor in a bankruptcy case. While bankruptcy law generally invalidates provisions restricting a debtor’s ability to assume and/or assign a contract, there are exceptions to this rule which could be applicable in the event that we become subject to a bankruptcy proceeding.
Federal and state fraudulent transfer laws may permit a court to void the Notes, the Note Guarantees and the liens granted in respect thereof, subordinate claims in respect of the Notes and the Note Guarantees and require Noteholders to return payments received and, if that occurs, Noteholders may not receive any payments on the Notes.
Federal and state fraudulent transfer and conveyance statutes may apply to the issuance of the Notes, the incurrence of any Note Guarantees of the Notes and the granting of any liens in respect thereof. Under federal bankruptcy law and comparable provisions of state fraudulent transfer or conveyance laws, which may vary from state to state, the Notes, any Note Guarantee or any lien granted in respect thereof could be voided as a fraudulent transfer or conveyance if (i) we or any Guarantor, as applicable, issued the Notes or incurred the Note Guarantees with the intent of hindering, delaying or defrauding creditors or (ii) we or any Guarantor, as applicable, received less than reasonably equivalent value or fair consideration in return for either issuing the Notes, incurring the Note Guarantees or granting any lien in respect thereof and, in the case of (ii) only, one of the following is also true at the time thereof: (1) we or any Guarantor, as applicable, were insolvent or rendered insolvent by reason of the issuance of the Notes or the incurrence of the Note Guarantees; (2) the issuance of the Notes or the incurrence of the Note Guarantees left us or any Guarantor, as applicable, with an unreasonably small amount of capital to carry on its business; or (3) we or any Guarantor intended to, or believed that we or such Guarantor would, incur debts beyond our or such Guarantor’s ability to pay such debts as they mature.
A court would likely find that we or a Guarantor did not receive reasonably equivalent value or fair consideration for the Notes, such Note Guarantee or such lien if we or such Guarantor did not substantially benefit directly or indirectly from the issuance of the Notes or the applicable Note Guarantee or such lien. As a general matter, value is given for a transfer or an obligation if, in exchange for the transfer or obligation, property is transferred or an antecedent debt is secured or satisfied. A debtor will generally not be considered to have received value in connection with a debt offering if the debtor uses the proceeds of that offering to make a dividend payment or otherwise retire or redeem equity securities issued by the debtor.
We cannot be certain as to the standards a court would use to determine whether or not we or such Guarantor were solvent at the relevant time or, regardless of the standard that a court uses, that the issuance of the Note Guarantee would not be subordinated to our or any Guarantor’s other debt. Generally, however, an entity would be considered insolvent if, at the time it incurred indebtedness: (i) the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all its assets; or (ii) the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or (iii) it could not pay its debts as they become due.
If a court were to find that the issuance of the Notes, the incurrence of the Note Guarantees or the granting of any lien is respect thereof was a fraudulent transfer or conveyance, the court could void the payment obligations under the Notes or such Note Guarantees, void such lien or subordinate the Notes or such Note Guarantees to presently existing and future indebtedness of ours or of the related Guarantor, or require the holders of the Notes to repay any amounts received with respect to such Note Guarantees. In the event of a finding that a fraudulent transfer or conveyance occurred, Noteholders may not receive any repayment on the Notes. Further, the voidance of the Notes could result in an event of default with respect to our and our subsidiaries’ other debt that could result in acceleration of such debt.
Although any Note Guarantee entered into in connection with the issuance of the Notes will contain a provision intended to limit that Guarantor’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its Note Guarantee to be a fraudulent transfer, this provision may not be effective to protect such Note Guarantee from being voided under fraudulent transfer law, or may reduce that Guarantor’s obligation to an amount that effectively makes its Note Guarantee worthless.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes.
Any default under the agreements governing our current or future indebtedness, including a default under our revolving credit facility, that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could prevent us from paying principal, premium, if any, interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, interest and additional interest, if any, on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants in the instruments governing our indebtedness (including covenants in our ABL facility and the Indenture), we could be in default under the terms of the agreements governing such indebtedness, including our ABL facility and the Indenture. In the event of such default:

•
the holders of such indebtedness may be able to cause all of our available cash flow to be used to pay such indebtedness and, in any event, could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest; and

•	the lenders under our ABL facility could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets; and

•	we could be forced into bankruptcy or liquidation.

If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our ABL facility to avoid being in default. If we breach our covenants under our ABL facility and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our ABL facility, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.
Because each Guarantor’s liability under its Note Guarantees may be reduced to zero, avoided or released under certain circumstances, Noteholders may not receive any payments from some or all of the Guarantors.
The Note Guarantees by the Guarantors are limited to the maximum amount that the Guarantors are permitted to guarantee under applicable law. As a result, a Guarantor’s liability under its Note Guarantee could be reduced to zero, depending on the amount of other obligations of such Guarantor. Further, under the circumstances discussed more fully above, a court under federal or state fraudulent conveyance and transfer statutes could void the obligations under a guarantee or subordinate it to all other obligations of the Guarantor. In addition, Noteholders will lose the benefit of a particular guarantee if it is released under certain circumstances.
The collateral is subject to casualty risks.
We intend to maintain insurance or otherwise insure against hazards in a manner appropriate and customary for our business. There are, however, certain losses that may be either uninsurable or not economically insurable, in whole or in part. Insurance proceeds may not compensate us fully for our losses. If there is a complete or partial loss of any of the collateral, the insurance proceeds may not be sufficient to satisfy all of the secured obligations, including the Notes and the Note Guarantees.
We may not be permitted to use the funds necessary to finance the repurchase of the Notes in connection with an excess cash flow offer required by the Indenture.
Subject to certain conditions, the Indenture governing the Notes requires us, within 95 days of the end of each fiscal year, to make an offer to repurchase Notes at 101.5% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the date of purchase with a portion of our excess cash flow for the prior fiscal year; provided that for the fiscal year ending December 31, 2017, excess cash flow will be calculated for the five consecutive fiscal quarters ended December 31, 2017. However, restrictions under our ABL facility or other future debt instruments may not allow us to repurchase the Notes in an excess cash flow offer. If we could not refinance such debt or otherwise obtain a waiver from the holders of such debt, we would be prohibited from repurchasing the Notes, which would constitute an event of default under the Indenture. If the indebtedness under our ABL facility is not paid, the lenders thereunder may seek to enforce security interests in the collateral securing such indebtedness, thereby limiting our ability to raise cash to purchase the Notes, and reducing the practical benefit of the offer to purchase provisions to the holders of the Notes.
The credit ratings assigned to the Notes may not reflect all risks of an investment in the Notes.
The credit ratings assigned to the Notes reflect the rating agencies’ assessments of our ability to make payments on the Notes when due. Consequently, actual or anticipated changes in these credit ratings will generally affect the market value of the Notes. These credit ratings, however, may not reflect the potential impact of risks related to structure, market or other factors related to the value of the Notes.
Our ability to repurchase the Notes upon a change of control may be limited.
Upon the occurrence of specific change of control events, we will be required to offer to repurchase all outstanding Notes at 101% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase. In addition, lenders under our ABL facility may have the right to accelerate the indebtedness thereunder upon a change of control. Any of our future debt agreements may contain a similar provision regarding the lender’s right to accelerate the indebtedness upon a change of control. However, we may not have sufficient funds at the time of the change of control to make the required repurchase of Notes or repayment of our other indebtedness.
If we fail to repurchase any Notes submitted in a change of control offer, it would constitute an event of default under the Indenture which, in turn, would constitute an event of default under our ABL facility and could constitute an event of default under our other indebtedness, even if the change of control itself would not cause a default. Important corporate events, such as takeovers, recapitalizations or similar transactions, may not constitute a change of control under the Indenture and thus not permit the holders of the Notes to require us to repurchase or redeem the Notes.
Noteholders may not be able to determine when a change of control giving rise to mandatory repurchase rights has occurred following a sale of “substantially all” of our assets and our restricted subsidiaries’ assets.
The definition of change of control in the Indenture includes a phrase relating to the direct or indirect sale, conveyance, transfer, lease or other disposition of “all or substantially all” of our assets and our restricted subsidiaries’ assets. There is no precise established definition of the phrase “substantially all” under applicable law. Accordingly, the Noteholders' ability to require us to repurchase Notes as a result of a sale, conveyance, transfer, lease or other disposition of less than all of our assets and our restricted subsidiaries’ assets to another individual, group or entity may be uncertain.
We cannot assure Noteholders that an active trading market will develop for the Notes. The failure of a market to develop for the Notes could affect the liquidity and value of the Notes.
The Notes are a new issue of securities, and there is no existing market for the Notes. The Notes are not listed on any national securities exchange or quoted on any inter-dealer quotation system. The initial purchasers of the Notes (the "Initial Purchasers") have informed us that they intend to make a market in the Notes. However, the Initial Purchasers are under no obligation to do so and each Initial Purchaser may cease its market making activities at any time in its sole discretion and without notice. In addition, the liquidity of any trading market in the Notes and the exchange notes, if any, and any market price quoted for the Notes and the exchange notes, may be adversely affected by changes in the overall market for high-yield securities and by changes in our financial performance or prospects or in the financial performance or prospects of companies in our industry generally. In addition, such market-making activities will be subject to limits imposed by the U.S. federal securities laws, and may be limited during the exchange offer or the pendency of any shelf registration statement. As a result, we cannot assure Noteholders that an active trading market will develop or be maintained for the Notes. If an active trading market does not develop or is not maintained, the market price and liquidity of the Notes may be adversely affected. In that case Noteholders may not be able to sell their Notes at a particular time or they may not be able to sell their Notes at a favorable price.
The market price for the Notes may be volatile.
Historically, the market for non-investment grade debt has been subject to disruptions that have caused substantial volatility in the prices of securities similar to the Notes. The market for the Notes, if any, may be subject to similar disruptions. Any such disruptions may adversely affect the value of the Notes. In addition, subsequent to their initial issuance, the Notes may trade at a discount from their initial offering price, depending upon prevailing interest rates, the market for similar Notes, our performance and other factors.
Risks Relating to Our Common Stock
We do not anticipate paying a dividend on our common stock in the foreseeable future, which may adversely affect the market price of our common stock.
Our ABL Facility and the Indenture governing our Notes limits the payment of dividends on our common stock. Accordingly, we do not anticipate paying dividends on our common stock for the foreseeable future. The lack of dividend payments may adversely affect the market price of our common stock.

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
On December 31, 2016, the last trading day in 2016, the closing price of our common stock was $5.62 as compared with $11.85 as of December 31, 2015. During the twelve months ended December 31, 2016, the lowest trading price of our common stock was $4.26 and the highest trading price was $12.23.
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
We have a director nomination agreement with Carl Marks Strategic Investments, LP (together with its affiliates, "Carl Marks") pursuant to which Carl Marks may designate one individual for nomination to our Board of Directors, so long as Carl Marks continues to own at least 50% of the common stock issued to them under the plan of reorganization in connection with our bankruptcy in 2010. As of February 28, 2017, Carl Marks owned 13.1% of the outstanding shares of our common stock. Mr. Wilson, who is a general partner of Carl Marks Management Company, is also our Chairman of the Board. As a result, Carl Marks has a strong ability to influence our business, policies and affairs, and we cannot be certain that their interests will be consistent with the interests of other holders of our common stock.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
As of December 31, 2016, we operate 28 manufacturing facilities in the following 13 countries: Argentina, Austria, Australia, Brazil, Canada, China, Finland, Germany, Italy, Japan, Mexico, Turkey and the United States. Of the 28 manufacturing facilities that we operate, 10 are clothing manufacturing facilities and 18 are rolls manufacturing facilities; five of our facilities are leased and twenty-three are owned by the Company. We believe that the production capacity under these facilities is adequate to meet our operational needs for 2017. De-bottlenecking of certain assets in certain facilities will continue into the foreseeable future as the Company evolves its business into targeted growth areas. Additionally, the Company is underway with construction of its 29th plant located in Chile to serve that local market.

ITEM 3.	LEGAL PROCEEDINGS
We and our subsidiaries are involved in various legal matters, which have arisen in the ordinary course of business as a result of various labor claims, taxing authority reviews and other legal matters. As of December 31, 2016, we accrued an immaterial amount in our financial statements for these matters for which we believed the possibility of loss was either probable or possible, and we were able to estimate the damages or, under applicable income tax accounting guidance, it was more likely than not we would not be able to sustain a particular income tax position. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.
Governmental Proceedings and Undertakings.
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is quoted on the New York Stock Exchange under the symbol “XRM”. On February 28, 2017, there were approximately 83 stockholders of record of our common stock, and the closing price of our common stock as reported by the New York Stock Exchange was $5.14 per share. The following table lists the high and low sales prices for our common stock within the two most recent fiscal years.

Period	High	Low
2016
Fourth quarter	$8.23	$5.20
Third quarter	$8.96	$6.42
Second quarter	$7.59	$4.26
First quarter	$12.23	$4.98
2015
Fourth quarter	$14.83	$10.25
Third quarter	$18.80	$11.53
Second quarter	$18.93	$16.10
First quarter	$16.39	$14.20
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

Since 2007, we have not declared or paid cash dividends on our common stock. Under the Indenture governing our Notes and our ABL Facility, we are prohibited from paying cash dividends, and therefore we currently do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

* $100 invested on 12/31/2011 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with our financial statements and the related Notes to Consolidated Financial Statements.

	Year ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Statement of operations data:
Net sales	$471,317	$477,243	$542,932	$546,892	$538,740
Costs and expenses:
Cost of products sold	293,842	288,512	327,161	337,256	345,171
Selling	62,810	64,414	73,002	73,348	76,083
General and administrative	51,063	56,250	56,539	60,214	63,701
Research and development	7,100	7,404	7,903	7,858	11,681
Restructuring	10,362	14,649	18,142	14,844	25,708
Total operating costs and expenses	425,177	431,229	482,747	493,520	522,344
Income from operations	46,140	46,014	60,185	53,372	16,396
Other (expense) income:
Interest expense, net	(46,155)	(38,413)	(36,768)	(40,681)	(37,878)
(Loss) gain on extinguishment of debt	(11,938)	(388)	—	(3,123)	243
Foreign exchange (loss) gain	(383)	1,872	(719)	(1,052)	(358)
(Loss) income before (provision) benefit for income taxes	(12,336)	9,085	22,698	8,516	(21,597)
(Provision) benefit for income taxes	(9,282)	(13,465)	(30,080)	(4,363)	3,562
Net (loss) income	$(21,618)	$(4,380)	$(7,382)	$4,153	$(18,035)

Net (loss) income per common share—basic	$(1.35)	$(0.28)	$(0.48)	$0.27	$(1.18)
Net (loss) income per common share—diluted	$(1.35)	$(0.28)	$(0.48)	$0.26	$(1.18)
Cash dividends per common share	$—	$—	$—	$—	$—

	Year ended December 31,
	2016	2015	2014	2013	2012
Balance sheet data (at end of period):
Unrestricted cash and cash equivalents	$12,808	$9,839	$9,517	$25,716	$34,777
Total assets	$541,913	$550,374	$584,273	$612,986	$605,330
Total debt (1)	$508,087	$483,173	$469,435	$443,139	$444,992
Total stockholders’ deficit	$(146,905)	$(113,070)	$(74,110)	$(11,449)	$(29,061)
Cash flow data:
Net cash provided by operating activities (2)	$36,509	$33,287	$8,834	$36,232	$39,645
Net cash used in investing activities	$(29,814)	$(47,605)	$(41,788)	$(41,869)	$(20,617)
Net cash (used in) provided by financing activities (2)	$(2,326)	$14,450	$18,751	$(3,392)	$(27,795)
Other financial data:
Depreciation and amortization	$32,956	$29,250	$34,292	$36,403	$40,838
Capital expenditures	$13,706	$50,871	$45,218	$44,145	$21,705
(1) Previously disclosed prior year amounts were reduced by deferred financing costs, amounts shown above reflect the Company adopting ASU 2015-03 at December 31, 2015.
(2) Previously disclosed prior year amounts were adjusted to reflect the adoption of ASU 2016-09 at December 31, 2016. Further discussion available in Footnote 2.

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
We operate in two principal business segments: machine clothing and roll covers. In our machine clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed in a paper-making machine. Machine clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the machine clothing size, form, material and function is custom engineered to fit each individual paper-making machine and process. For the year ended December 31, 2016, our machine clothing segment represented 61% of our net sales.
Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by the paper producer. We tailor our roll covers to individual paper-making machines and processes, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide mechanical and refurbishment services for previously installed roll covers and we manufacture new and rebuilt spreader rolls. We also provide various related mechanical services both directly and through third party providers. For the year ended December 31, 2016, our roll cover segment represented 39% of our net sales.
Industry Trends and Outlook

The Company's markets have gone through a tough business cycle. Demand for the Company’s products are tied to our customer’s production rates and our product’s useful lives. While the majority of the Company’s end markets are growing, certain graphical grade paper production market segments have been in decline. Non-declining markets make up greater than 75% of the Company’s business model. Production of these grades of paper and board (tissue, paper towels, napkins, cardboard, consumer packaging, consumer durable packaging, e-commerce packaging) is steady and/or increasing globally. Declining grades of paper production are newsprint globally, and printing/writing papers in mature economies with full access to wireless/digital media. These market corrections have been very strong in the last few years and many paper machines dedicated to graphical paper production have been closed. At the same time, new machines have been installed to make the growing grades of paper and board. Both of these trends are continuing. In order to optimize outcomes in this changing environment, the company has been implementing a repositioning program to re-map its people, products, equipment tooling, machine services offered, and plant locations to more naturally align with growing markets both geographically and by type of paper machine serviced.
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
The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $7.1 million in 2016, $7.4 million in 2015 and $7.9 million in 2014.
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
During the year ended December 31, 2016, we conducted business in ten foreign currencies. The following table provides the average exchange rate for the year ended December 31, 2016 and the year ended December 31, 2015 of the U.S. Dollar against each of the four foreign currencies in which we conduct the largest portion of our operations.

Currency	Average exchange rate of the U.S. Dollar in the year December 31, 2016	Average exchange rate of the U.S. Dollar in the year December 31, 2015
Euro	$1.11 = 1 Euro	$1.11 = 1 Euro
Brazilian Real	$0.29 = 1 Brazilian Real	$0.31= 1 Brazilian Real
Chinese Renminbi	$0.15 = 1 Chinese Renminbi	$0.16 = 1 Chinese Renminbi
Australian Dollar	$0.75 = 1 Australian Dollar	$0.75 = 1 Australian Dollar
For the year ended December 31, 2016, we conducted approximately 31% of our operations in Euros, approximately 8% in the Australian Dollar, approximately 8% in the Brazilian Real (although a significant portion of Brazil net sales are in U.S. Dollars) and approximately 8% in the Chinese Renminbi.

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

Domestic and Foreign Operating Results
The following is an analysis of our domestic and foreign operations during the year ended December 31, 2016 and 2015 and a discussion of the results of operations during those periods (in thousands):

	Twelve Months Ended December 31,
	2016	2015
Domestic income (loss) from operations	$11,335	$(3,114)
Foreign income from operations	34,805	49,128
Total income from operations	$46,140	$46,014

During the year ended December 31, 2016, domestic income (loss) from operations was lower than foreign income from operations primarily due to product mix, corporate overhead costs and market differences.  We intend for all earnings generated by foreign subsidiaries after 2012 to be remitted to the parent company at some point in the future. U.S. income taxes and foreign withholding taxes have been provided related to those foreign earnings. All other foreign un-remitted earnings generated in years prior to 2013 likely will remain indefinitely reinvested, except for a portion of the earnings generated prior to 2013 related to our Brazilian and Chinese operations.
Cost Reduction Programs
An important part of our strategy is to seek to reduce our overall costs and improve our competitiveness. As a part of this effort, we engage in cost reduction programs, which are designed to improve the cost structure of our global operations in response to changing market conditions. These cost reduction programs include headcount reductions throughout the world as well as plant closures that are intended to rationalize production among our facilities to better enable us to match our cost structure with customer demand. Cost savings have been realized and are expected to continue to be realized in labor costs and other production overhead, other components of costs of products sold, general and administrative expenses and facility costs. The majority of cost savings begin at the time of the headcount reductions or plant closure with remaining cost savings recognized over subsequent periods. Cost savings from headcount reductions are expected to be partially offset by related increases in other expenses, such as wage inflation. Cost savings related to plant closures have been and are expected to be partially offset by additional costs incurred in the facilities that assumed the operations of the closed facility.

During 2016, we incurred restructuring expenses of $10.4 million, a decrease of $(4.2) million, or (28.8)%, from $14.6 million in 2015. These included $1.8 million of charges related to the closure of the Middletown, VA facility and $8.6 million of charges related to headcount reductions and other costs relating to previously announced plant closures.

During 2015, we incurred restructuring expenses of $14.6 million. These included $4.4 million of charges related to the closure of the Joao Pessoa, Brazil clothing facility; $4.9 million of charges related to the closure of the Warwick, Canada machine clothing facility; and $6.4 million of charges relating to headcount reductions, and other costs relating to previously announced plant closures. The costs were partially offset by a gain of $1.1 million on the sale of the Joao Pessoa, Brazil machine clothing facility in the fourth quarter of 2015.

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

Results of Operations
The table that follows sets forth for the periods presented certain consolidated operating results.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net sales	$471,317	$477,243	$542,932
Costs and expenses:
Cost of products sold	293,842	288,512	327,161
Selling	62,810	64,414	73,002
General and administrative	51,063	56,250	56,539
Research and development	7,100	7,404	7,903
Restructuring	10,362	14,649	18,142
	425,177	431,229	482,747
Income from operations	46,140	46,014	60,185
Interest expense, net	(46,155)	(38,413)	(36,768)
Loss on extinguishment of debt	(11,938)	(388)	—
Foreign exchange (loss) gain	(383)	1,872	(719)
Income before provision for income taxes	(12,336)	9,085	22,698
Provision for income taxes	(9,282)	(13,465)	(30,080)
Net loss	$(21,618)	$(4,380)	$(7,382)
Year Ended December 31, 2016 Compared to the Year December 31, 2015
Net Sales. Net sales for the year ended December 31, 2016 decreased by $(5.9) million, or (1.2)%, to $471.3 million from $477.2 million for the year ended December 31, 2015. Unfavorable currency effects were $(2.5) million. For the year ended December 31, 2016, approximately 61% of our net sales were in our clothing segment and approximately 39% were in our roll covers segment.
In our clothing segment, net sales for the year ended December 31, 2016 decreased $(13.6) million, or (4.5)%, to $286.4 million from $300.0 million for the year ended December 31, 2015. Excluding favorable currency effects of $0.4 million, the $(14.0) million decrease was primarily due to a global machine clothing market decline.
In our rolls segment, net sales for the year ended December 31, 2016 increased by $7.6 million, or 4.3%, to $184.9 million from $177.3 million for the year ended December 31, 2015. Excluding unfavorable currency effects of $(2.9) million, the $10.5 million increase was driven by the acquisition of Spencer Johnston.
Cost of Products Sold. Cost of products sold for the year ended December 31, 2016 increased by $5.3 million, or 1.8%, to $293.8 million from $288.5 million for the year ended December 31, 2015.
In our clothing segment, cost of products sold decreased $(2.8) million in the year ended December 31, 2016 compared to the year ended December 31, 2015. This decrease was primarily due to decreased sales volume and favorable currency effects. Cost of products sold as a percentage of net sales increased by 1.9% to 59.8% in the year ended December 31, 2016 from 57.9% in the year ended December 31, 2015. This decrease was primarily due to a weak economic environment in Brazil and margin compression in certain regions, partially offset by favorable currency effects.
In our rolls segment, cost of products sold increased $8.1 million in the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily as a result of increased sales volume and unfavorable currency effects. Cost of products sold as a percentage of net sales increased by 1.8% to 66.2% in the year ended December 31, 2016 from 64.4% in the year ended December 31, 2015, due to negative product mix.
Selling Expenses. In the year ended December 31, 2016, selling expenses decreased by $(1.6) million, or (2.5)%, to $62.8 million from $64.4 million in the year ended December 31, 2015. This decrease was primarily driven by favorable currency and decreased sales commissions on lower sales volume.

General and Administrative Expenses. For the year ended December 31, 2016, general and administrative expenses decreased by $(5.2) million, or (9.2)%, to $51.1 million from $56.3 million for the year ended December 31, 2015, primarily as a result of cost reduction programs, net of inflation, favorable currency effects and a 2015 pension settlement charge. These decreases were partially offset by the addition of expenses from the recently acquired Spencer Johnston business.
Restructuring Expenses. For the year ended December 31, 2016, restructuring expense declined by $(4.2) million or (28.8)%, to $10.4 million from $14.6 million in 2015.These included $1.8 million of charges related to the closure of the Middletown, VA facility and $8.6 million of charges related to headcount reductions and other costs relating to previously announced plant closures.
Interest Expense, Net. Net interest expense for the year ended December 31, 2016 was $46.2 million, up $7.8 million from $38.4 million for the year ended December 31, 2015. The increase was driven by the higher interest rate on the new bonds issued in the refinancing and a higher average debt balance during 2016 versus 2015.

Provision for Income Taxes. For the years ended December 31, 2016 and 2015, the provision for income taxes was $(9.3) million and $(13.5) million, respectively. The decrease in tax expense in the year ended December 31, 2016, was primarily attributable to the geographic mix of earnings, as well as tax benefits from interest deductions in Brazil. Generally, our provision for income taxes is primarily impacted by the income we earn in tax paying jurisdictions relative to the income we earn in non-tax paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 15.0% to 35.4%. However, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. We generate losses in certain jurisdictions for which we realize no tax benefit as the deferred tax assets in these jurisdictions (including net operating losses) are fully reserved in our valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings. As the Company continues to reorganize and restructure its operations, it is possible that deferred tax assets, for which no income tax benefit has previously been provided, may more likely than not become realized. The Company continues to evaluate future operations and will record an income tax benefit in the period where it believes it is more likely than not that the deferred tax asset will be able to be realized.
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
Cost of Products Sold. Cost of products sold for the year ended December 31, 2015 decreased by $(38.7) million, or (11.8)%, to $288.5 million from $327.2 million for the year ended December 31, 2014.
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
Selling Expenses. In the year ended December 31, 2015, selling expenses decreased by $(8.6) million, or (11.8)%, to $64.4 million from $73.0 million in the year ended December 31, 2014. This decrease was primarily driven by favorable currency effects and decreased sales commissions.

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
Restructuring Expenses. For the year ended December 31, 2015, restructuring expense declined by $(3.5) million, or (19.3)%, to $14.6 million from $18.1 million in 2014. In 2015, restructuring expense included $4.4 million of charges related to the closure of the Joao Pessoa, Brazil clothing facility; $4.9 million of charges related to the closure of the Warwick, Canada machine clothing facility; and $6.4 million of charges relating to headcount reductions, and other costs relating to previously announced plant closures. The costs were partially offset by a gain of $1.1 million on the sale of the Joao Pessoa, Brazil machine clothing facility in the fourth quarter of 2015.
Interest Expense, Net. Net interest expense for the year ended December 31, 2015 was $38.4 million, up $(1.6) million from $36.8 million for the year ended December 31, 2014. Increases were primarily due to increased average borrowings from 2014 to 2015.

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
Net cash provided by operating activities was $36.5 million for the year ended December 31, 2016 and $33.3 million for the year ended December 31, 2015. The $3.2 million increase was due primarily decreased working capital, partially offset by lower earnings. Net cash provided by operating activities was $33.3 million for the year ended December 31, 2015 and $8.8 million for the year ended December 31, 2014. The $24.5 million increase was due primarily to the settlement of the 2014 Brazilian tax matter as discussed in Note 7 to our Consolidated Financial Statements.
Net cash used in investing activities was $29.8 million for the year ended December 31, 2016 and $47.6 million for the year ended December 31, 2015. The decrease of $17.8 million was primarily due to a decrease in capital expenditures, partially offset by the acquisition of Spencer Johnston. Net cash used in investing activities was $47.6 million for the year ended December 31, 2015 and $41.8 million for the year ended December 31, 2014. The increase of $5.8 million was primarily due to an increase in capital expenditures.
Net cash (used in) provided by financing activities was $(2.3) million for the year ended December 31, 2016 and $14.5 million for the year ended December 31, 2015. The decrease of ($16.8) million was driven by lower capital expenditures in 2016 compared to 2015, partially offset by the acquisition of Spencer Johnston and higher capital lease payments. Net cash provided by financing activities was $14.5 million for the year ended December 31, 2015 and net cash provided by financing activities was $18.8 million for the year ended December 31, 2014. The decrease of $4.3 million was due to the settlement of the Brazilian tax matter in 2014 net of cash draw-down, partially offset by higher capital expenditures in 2015.
As of December 31, 2016, an additional $32.7 million available for additional borrowings under the ABL Facility. This availability represents $35.8 million under the ABL revolver that is currently collateralized by certain assets of the Company less $3.1 million of that facility committed for letters of credit or additional borrowings. In addition, the Company had approximately $3.2 million available for borrowings under other small lines of credit. The Company had cash and cash equivalents of $12.8 million at December 31, 2016 compared to $9.8 million at December 31, 2015.
We expect to pay approximately $5 million related to the continuation of our restructuring initiatives in 2017. Actual restructuring costs for 2017 may substantially differ from estimates at this time, depending on the timing of the restructuring activities.
Capital Expenditures
We use the term “capital expenditures” to refer to costs incurred to purchase or significantly upgrade property and equipment. The majority of our capital expenditures relate to purchases of machinery and equipment used in the manufacturing of our products. Capital expenditures were funded from net cash provided by operating activities and borrowings under our ABL Facility. For the year ended December 31, 2016, we had capital expenditures of $13.7 million. We analyze our planned capital expenditures based on investment opportunities available to us and our financial and operating performance, and accordingly, actual capital expenditures may be more or less than this amount. We intend to use existing cash and cash from operations to fund our capital expenditures. We target capital expenditures for 2017 to be approximately $16.0 million.
See “Credit Facility and Notes” below for a description on limitations on capital expenditures imposed by our ABL Facility and Indenture.
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
The Company used the net proceeds from the Notes offering to repay all amounts outstanding under its existing term loan credit facility, to redeem all of its 8.875% Senior Notes due 2018 at a redemption price equal to 102.219% of the principal amount thereof, together with accrued and unpaid interest, to the date of redemption, to pay fees and expenses relating to these transactions, and for working capital and other general corporate purposes.

On May 17, 2013, the Company also entered into a Revolving Credit and Guaranty Agreement originally for a $40.0 million asset-based revolving credit facility subject to a borrowing base among Xerium Technologies, Inc., as a US borrower, Xerium Canada Inc., as Canadian borrower, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions (the "Domestic Revolver"). On March 3, 2014, the Company entered into an amendment to the Revolving Credit and Guaranty Agreement (as amended, the “old ABL Facility,” and collectively with the Term Credit Facility, the “Credit Facility”), increasing the aggregate availability under the old ABL Facility to $55 million. On November 3, 2015, the Company refinanced the old ABL Facility and entered into a new Revolving Credit and Guaranty Agreement (as amended, the "ABL Facility") with one of its existing ABL lenders. The amount of the ABL Facility continues to provide aggregate availability of $55 million and the collateral pledged thereunder has remained the same. The ABL Facility matures in November of 2020 and accrues interest at either an Alternative Base rate (Prime plus 75 bps) or Fixed LIBOR rate (LIBOR +175 bps). As of December 31, 2016 these rates were 4.50% and 2.57%, respectively.
The Indenture and the ABL Facility contain certain customary covenants that, subject to exceptions, restrict our ability to, among other things:

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
On July 17, 2015 (the "Closing Date"), Xerium China, Co., Ltd. ("Xerium China"), a wholly-owned subsidiary of the Company entered into and closed a Fixed Assets Loan Contract (the "Loan Agreement") with the Industrial and Commercial Bank of China Limited, Shanghai-Jingan Branch (the “Bank”) with respect to a RMB 58.5 million loan, which was approximately $9.4 million USD on July 17, 2015. The loan is secured by pledged machinery and equipment of Xerium China and guaranteed by Xerium Asia Pacific (Shanghai) Limited and Stowe Woodward (Changzhou) Roll Technologies Co. Ltd., which are wholly-owned subsidiaries of the Company, pursuant to guarantee agreements (the "Guarantee Agreements"). Interest on the outstanding principal balance of the loan accrues at a benchmark rate plus a margin. The current interest rate at December 31, 2016 is approximately 5.8%. The interest rate will be adjusted every 12 months during the term of the loan, based on the benchmark interest rate adjustment. Interest under the loan is payable quarterly in arrears. Principal on the loan is to be repaid in part every six months following the Closing Date, in accordance with a predetermined schedule set forth in the Loan Agreement. Proceeds of the Loan will be used by Xerium China to purchase production equipment. The Loan Agreement contains certain customary representations and warranties and provisions relating to events of default.
On May 26, 2011, the Company completed a refinancing transaction, which replaced certain of its then outstanding indebtedness with $240 million aggregate principal amount of 8.875% senior unsecured notes. The notes were repaid with proceeds from the 9.5% Notes.
We are in compliance with all covenants under the Indenture and ABL Facility at December 31, 2016, and expect to remain in compliance in 2017.
Contractual Obligations and Commercial Commitments
The following tables provide aggregated information about our contractual obligations as of December 31, 2016.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
	(in millions)
Long-term debt obligations	$500.2	$11.2	$4.6	$482.4	$2.0	$—
Interest expense on long-term debt (1)	215.8	46.7	92.3	76.7	0.1	—
Operating leases	7.0	1.6	2.6	1.8	1.0	—
Capital leases	31.8	6.2	9.5	3.3	12.8	—
Purchase obligations (2)	15.8	8.9	5.5	1.4	—	—
Pension and other post-retirement obligations	76.6	13.4	12.6	14.1	36.5	—
Net unrecognized tax benefit obligation under Topic 740 (3)	4.1	0.2	—	—	—	3.9
Total contractual cash obligations	$851.3	$88.2	$127.1	$579.7	$52.4	$3.9

(1)	Interest expense shown above is based on the effective interest rate at December 31, 2016.

(2)	Includes obligations with respect to raw material purchases, repairs and maintenance services, utilities and other capital expenditures.

(3)	The amounts in “Other” represent future cash outlays for which we are unable to reasonably estimate the period of cash settlement.

Off-Balance Sheet Financing
During the year ended December 31, 2016, we did not engage in any off-balance sheet activities, including the use of structured finance or special purpose entities.
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
To comply with the provisions of Topic 820, we performed a review of the necessity to incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of our derivatives and determined these adjustments to be immaterial to the fair value derivative assets/(liabilities) recorded on our Consolidated Balance Sheet at December 31, 2016.
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2016.
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
The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other Intangible Assets (“Topic 350”). Topic 350 requires that goodwill and intangible assets that have indefinite lives not be amortized but, instead, must be tested at least annually for impairment or whenever events or business conditions warrant. The Company first assessed qualitative factors to determine whether it was more likely than not that the fair value of its single reporting unit was less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The Company’s assessment is that the two-step goodwill impairment test is not necessary for the year ending December 31, 2016 for either its clothing or rolls reporting units.  If the qualitative factors had indicated that it was more likely than not that the fair value of the reporting units was less than its carrying amount, the Company would have tested goodwill for impairment at the reporting unit level using a two-step approach.
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
The Company has two reporting units: machine clothing and roll covers. For the purpose of performing the annual impairment test, the Company allocates all shared assets and liabilities to the reporting units based on the percentage of each reporting unit’s revenue to total revenue. Shared operating expenses are allocated to the reporting unit to the extent necessary to allow them to operate as independent businesses. To determine if impairment exists, the fair value of each reporting unit is compared to its carrying value. The fair value of the Company’s reporting unit is determined by using a weighted combination of both a market multiple approach and an income approach. The market multiple approach utilizes the Company’s and its competitors’ proprietary information that is used to value its reporting units. The income approach is a present value technique used to measure the fair value of future cash flows produced by each reporting unit. During the fourth quarter of 2016, the Company voluntarily changed the date of its annual goodwill impairment testing from December 31, the last day of the fiscal year, to October 1.  The voluntary change in accounting principle related to the annual testing date will not delay, accelerate or avoid an impairment charge. This change is not being applied retrospectively, as it would require application of significant estimates and assumptions with the use of hindsight.  Accordingly, the change will be applied prospectively. As a result of the annual tests for goodwill impairment performed as of October 1, 2016 and December 31, 2015, the Company determined that no goodwill impairment exists.
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

Management’s selection of the discount rate is based on an analysis that estimates the current rate of return for high-quality, fixed-income investments with maturities matching the payment of pension benefits that could be purchased to settle the obligations. At December 31, 2016, the Company selected a discount rate assumption of 3.67%.

Management’s selection of the rate of future compensation increase is generally based on our historical salary increases, including cost of living adjustments and merit and promotion increases, giving consideration to any known future trends. A higher rate of increase will result in a higher pension expense. The Company selected an actual rate of compensation increase assumption of 3.50%.

Management’s selection of the expected long term return on plan assets is based on a building-block approach, whereby the components are weighted based on the allocation of pension plan assets. Given that these returns are long-term, there are generally not significant fluctuations in the expected rate of return from year to year. The Company selected a rate of return assumption of 6.42%.

Using these assumptions, the 2016 pension expense was $3.4 million. A change in the assumptions would have had the following impact on the 2016 expense. A change of 1% in the discount rate would have changed 2016 expense by approximately $0.3 million. A change of 1% in the expected long-term rate of return on assets would have changed the 2016 expense by approximately $0.9 million.

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

We record net deferred tax assets to the extent we believe that it is more likely than not that these assets will be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent results of operations. We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In light of our accumulated loss position in certain tax jurisdictions, and the uncertainty of taxability in future periods, we recorded a valuation allowance against all U.S. deferred tax assets and against certain of our foreign deferred tax assets primarily related to net operating loss carry-forwards in Australia, Spain, Germany, Sweden, the United Kingdom, China, Turkey and France. During the year ended December 31, 2016, we recorded $1.0 million of tax benefits related to the partial reversal of the valuation allowance previously established against certain Italian company deferred tax assets. We believe that the Australian company's net operating loss deferred tax asset is more likely than not to be realized within the carry-forward period based on estimates of future taxable income generated by future earnings of the Italian business.

As the Company continues to reorganize and restructure its operations, it is possible that deferred tax assets, for which no income tax benefit has previously been provided, may more likely than not become realized. The company continues to evaluate future operations and will record an income tax benefit in the period where it believes it is more likely than not that the deferred tax asset will be able to be realized. The most material unrecognized deferred tax asset relates to the U.S. By 2031, future U.S. earnings ranging between $40 million and $130 million, generated by U.S earnings from continuing operations or qualified tax planning strategies, would be required in order to fully recognize the U.S. deferred tax asset.
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
We have a net deferred tax asset of $3.6 million at December 31, 2016 and $3.1 million deferred tax asset at December 31, 2015. The net deferred tax asset relates principally to pension and post-retirement benefits, net operating loss carry-forwards and differences between the book and tax treatment of accrued expenses.
Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $133.4 million at December 31, 2016. Earnings generated prior to 2013 are considered to be indefinitely reinvested for continued use in foreign operations except for a portion of the earnings generated by our Brazil and China operations. Approximately $9.0 million of unremitted earnings in Brazil generated before 2013 are considered permanently reinvested to support local debt obligations, meet capital expenditures and reinvest in the operations. All earnings generated prior to 2013 related to our Mexico operations have been distributed for U.S. income tax purposes. All earnings generated in all foreign subsidiaries for 2013 through 2016 are not considered to be permanently reinvested, because of our desire to manage global cash and liquidity related to ongoing financial obligations, capital expenditures, restructuring payments and other changes in business conditions going forward.  The amount of undistributed earnings not considered to be permanently reinvested, for which we have recorded a deferred tax liability, is $109.1 million. U.S. Federal income taxes and foreign withholding taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the United States and be taxable. For the earnings generated prior to 2013 considered to be indefinitely reinvested, no provision for U.S. income taxes or foreign withholding taxes has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes and foreign withholding taxes payable to the various jurisdictions. The earnings that are considered indefinitely reinvested relate to on-going operations and were approximately $24.4 million as of December 31, 2016.

Non-GAAP Financial Measures
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
"Adjusted EBITDA" means, with respect to any period, the total of (A) the consolidated net income for such period, plus (B) without duplication, to the extent that any of the following were deducted in computing such consolidated net income for such period: (i) provision for taxes based on income or profits, including, without limitation, federal, state, provincial, franchise and similar taxes, including any penalties and interest relating to any tax examinations, (ii) consolidated interest expense, (iii) consolidated depreciation and amortization expense, (iv) reserves for inventory in connection with plant closures, (v) consolidated operational restructuring costs, (vi) noncash charges resulting from the application of purchase accounting, including push-down accounting, (vii) non-cash expenses resulting from the granting of common stock, stock options, restricted stock or restricted stock unit awards under equity compensation programs solely with respect to common stock, and cash expenses for compensation mandatorily applied to purchase common stock, (viii) non-cash items relating to a change in or adoption of accounting policies, (ix) non-cash expenses relating to pension or benefit arrangements, (x) expenses incurred as a result of the repurchase, redemption or retention of common stock earned under equity compensation programs solely in order to make withholding tax payments, (xi) amortization or write-offs of deferred financing costs, (xii) any non-cash losses resulting from mark to market hedging obligations (to the extent the cash impact resulting from such loss has not been realized in such period), (xiii) foreign currency losses and (xiv) other non-cash losses or charges (excluding, however, any non-cash loss or charge which represents an accrual of, or a reserve for, a cash disbursement in a future period), minus (C) without duplication, to the extent any of the following were included in computing consolidated net income for such period, (i) foreign currency gains, (ii) non-cash gains with respect to the items described in clauses (vi), (vii), (ix), (xi), (xii), (xiii) and xiv (other than, in the case of clause (xiv), any such gain to the extent that it represents a reversal of an accrual of, or reserve for, a cash disbursement in a future period) of clause (B) above and (iii) provisions for tax benefits based on income or profits. Notwithstanding the foregoing, Adjusted EBITDA, as defined and calculated below, may not be comparable to similarly titled measurements used by other companies.
Consolidated net income is defined as net income (loss) determined on a consolidated basis in accordance with GAAP; provided, however, that the following, without duplication, shall be excluded in determining consolidated net income: (i) any net after-tax extraordinary or non-recurring gains, losses or expenses (less all fees and expenses relating thereto), (ii) the cumulative effect of changes in accounting principles, (iii) any fees and expenses incurred during such period in connection with the issuance or repayment of indebtedness, any refinancing transaction or amendment or modification of any debt instrument, in each case and (iv) any cancellation of indebtedness income. Table 4 provides a reconciliation from net income and operating cash flows, which are the most directly comparable GAAP financial measures, to EBITDA and Adjusted EBITDA.
Adjusted EBITDA Definition Modification
During the 4th quarter of 2016, the Company modified its definition of Adjusted EBITDA to exclude foreign exchange gains and losses from this non-GAAP measure. This change enhances investor insight into the Company’s operational performance. In previous filings, Full year 2015 and 2014 Adjusted EBITDA were stated at $103,724 and $115,969, respectively.

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Net loss	$(21,618)	$(4,380)	$(7,382)
Stock-based compensation	2,612	3,298	2,548
Depreciation	32,115	28,952	32,752
Amortization of other intangibles	841	298	1,540
Deferred financing cost amortization	3,063	3,462	3,303
Unrealized foreign exchange gain on revaluation of debt	(3,267)	(3,426)	(259)
Deferred taxes	219	(2,785)	(4,857)
Asset impairments	—	1,536	136
Loss (gain) on disposition of property and equipment	50	(1,383)	(1,036)
Pension settlement losses	—	1,108	—
Loss on extinguishment of debt	11,938	388	—
Change in assets and liabilities which provided (used) cash:	10,556	6,219	(17,911)
Net cash provided by operating activities	36,509	33,287	8,834
Interest expense, excluding amortization	43,092	34,951	33,465
Net change in operating assets and liabilities	(10,556)	(6,219)	17,911
Current portion of income tax expense	9,063	16,250	34,937
Stock-based compensation	(2,612)	(3,298)	(2,548)
Pension settlement loss	—	(1,108)	—
Unrealized foreign exchange gain on revaluation of debt	3,267	3,426	259
Asset Impairment	—	(1,536)	(136)
(Loss) gain on disposition of property and equipment	(50)	1,383	1,036
Loss on extinguishment of debt	(11,938)	(388)	—
EBITDA	66,775	76,748	93,758
Operational restructuring	10,362	14,649	18,142
Loss on extinguishment of debt	11,938	388	—
Non-recurring expenses	1,116	2,569	—
Stock-based compensation	2,612	3,298	2,548
Pension settlement losses	—	1,108	—
Non-restructuring impairment charges	—	494	—
Plant startup costs	2,176	3,886	1,521
Inventory write-off of closed facilities	—	587	—
Foreign exchange loss (gain)	$383	$(1,872)	$719
Adjusted EBITDA	$95,362	$101,855	$116,688

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The value of these contracts is recognized at fair value based on market exchange forward rates and amounted to a net liability position of $1.5 million at December 31, 2016. These contracts mature at various dates through June of 2017.
As of December 31, 2016, we had open foreign currency exchange contracts maturing through June of 2017 with total net notional amounts of approximately $54.3 million. At December 31, 2016, a hypothetical adverse exchange rate movement of 10% against our forward foreign exchange contracts would have resulted in a potential net loss in fair value of these contracts of approximately $5.4 million. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar. Any gain or loss recognized on a foreign exchange contract would generally be offset by the gain or loss on the underlying hedge transaction. In addition to the direct effects of changes in exchange rates, such changes may affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices.
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
Disclosure Controls and Procedures
As of December 31, 2016, under the supervision of our principal executive officer and principal financial officer, and with the participation of our management, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as set forth above.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control—Integrated Framework. Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2016. Ernst & Young LLP, our independent registered public accounting firm, has issued its report on the effectiveness of internal control over financial reporting as of December 31, 2016, which appears in this 2016 Form 10-K.
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Xerium Technologies, Inc.

We have audited Xerium Technologies, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Xerium Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Xerium Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Xerium Technologies, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2016 of Xerium Technologies, Inc. and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina
March 1, 2017

ITEM 9B.	OTHER INFORMATION

None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements. The following documents are filed as Appendix A hereto and are included as part of this Annual Report on Form 10-K:
Financial Statements of Xerium Technologies, Inc.:
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Schedule
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements
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

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on March 1, 2017.

XERIUM TECHNOLOGIES, INC.

By:	/s/ HAROLD C. BEVIS
Harold C. Bevis President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities indicated on March 1, 2017.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Xerium Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Xerium Technologies, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xerium Technologies, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Xerium Technologies, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina
March 1, 2017

XERIUM TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$12,808	$9,839
Accounts receivable, (net of allowance for doubtful accounts of $3,620 in 2016 and $5,184 in 2015)	68,667	68,562
Inventories	70,822	71,698
Prepaid expenses	6,325	6,649
Other current assets	15,784	16,869
Total current assets	174,406	173,617
Property and equipment, net	284,101	297,083
Goodwill	56,783	58,599
Intangible assets	7,330	1,547
Non-current deferred tax asset	10,737	9,325
Other assets	8,556	10,203
Total assets	$541,913	$550,374
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$7,328	$6,556
Accounts payable	36,158	40,696
Accrued expenses	64,532	56,076
Current maturities of long-term debt	8,600	5,410
Total current liabilities	116,618	108,738
Long-term debt, net of current maturities and deferred financing costs	472,923	462,470
Liabilities under capital lease	19,236	8,737
Non-current deferred tax liability	7,157	8,770
Pension, other post-retirement and post-employment obligations	65,026	63,606
Other long-term liabilities	7,858	11,123
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares outstanding as of December 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value, 20,000,000 shares authorized; 16,152,946 and 15,745,914 shares outstanding as of December 31, 2016 and December 31, 2015, respectively	16	16
Paid-in capital	430,823	430,054
Accumulated deficit	(443,066)	(421,448)
Accumulated other comprehensive loss	(134,678)	(121,692)
Total stockholders’ deficit	(146,905)	(113,070)
Total liabilities and stockholders’ deficit	$541,913	$550,374
See accompanying notes.

XERIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2016	2015	2014
	(dollars in thousands, except per share data)
Net sales	$471,317	$477,243	$542,932
Costs and expenses:
Cost of products sold	293,842	288,512	327,161
Selling	62,810	64,414	73,002
General and administrative	51,063	56,250	56,539
Research and development	7,100	7,404	7,903
Restructuring	10,362	14,649	18,142
	425,177	431,229	482,747
Income from operations	46,140	46,014	60,185
Interest expense, net	(46,155)	(38,413)	(36,768)
Loss on extinguishment of debt	(11,938)	(388)	—
Foreign exchange (loss) gain	(383)	1,872	(719)
(Loss) income before provision for income taxes	(12,336)	9,085	22,698
Provision for income taxes	(9,282)	(13,465)	(30,080)
Net loss	$(21,618)	$(4,380)	$(7,382)
Net loss per share:
Basic and diluted	$(1.35)	$(0.28)	$(0.48)
Shares used in computing net loss per share:
Basic and diluted	15,994,467	15,640,836	15,458,810

See accompanying notes.

XERIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2016	2015	2014

Net loss	$(21,618)	$(4,380)	$(7,382)
Other comprehensive loss before income taxes:
Foreign currency translation adjustments	(7,959)	(50,980)	(39,751)
Unrealized gain on derivative instruments	—	1,126	127
Defined benefit pension plan
Amortization of net loss	1,949	2,140	1,124
Net (loss) gain on liability	(12,883)	14,643	(27,455)
Net gain (loss) on asset	4,406	(5,466)	3,827
Settlement gain	—	1,324	258
Currency translation impact	2,471	2,592	2,895
Defined benefit pension plan, net	(4,057)	15,233	(19,351)
Other comprehensive loss, before income taxes	(12,016)	(34,621)	(58,975)
Income tax (provision) benefit related to components of other comprehensive loss	(970)	(1,133)	3,089
Other comprehensive loss, net of tax	(12,986)	(35,754)	(55,886)
Comprehensive loss, net of tax	$(34,604)	$(40,134)	$(63,268)
See accompanying notes.

XERIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Warrants	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount

	(dollars in thousands)
Balance at December 31, 2013	15,383,903	$15	$13,532	$414,742	$(409,686)	$(30,052)	$(11,449)
Net loss	—	—	—	—	(7,382)	—	(7,382)
Other comprehensive loss	—	—	—	—	—	(55,886)	(55,886)
Issuance of common stock	176,724	1	—	(1,942)	—	—	(1,941)
Stock-based compensation	—	—	—	2,548	—	—	2,548
Reclass warrants to additional paid in capital	—	—	(13,532)	13,532	—	—	—
Balance at December 31, 2014	15,560,627	16	—	428,880	(417,068)	(85,938)	(74,110)
Net loss	—	—	—	—	(4,380)	—	(4,380)
Other comprehensive loss	—	—	—	—	—	(35,754)	(35,754)
Issuance of common stock	185,287	—	—	(2,124)	—	—	(2,124)
Stock-based compensation	—	—	—	3,298	—	—	3,298
Balance at December 31, 2015	15,745,914	16	—	430,054	(421,448)	(121,692)	(113,070)
Net loss	—	—	—	—	(21,618)	—	(21,618)
Other comprehensive loss	—	—	—	—	—	(12,986)	(12,986)
Issuance of common stock	407,032	—	—	(1,843)	—	—	(1,843)
Stock-based compensation	—	—	—	2,612	—	—	2,612
Balance at December 31, 2016	16,152,946	$16	$—	$430,823	$(443,066)	$(134,678)	$(146,905)

See accompanying notes.

XERIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2016	2015	2014
	(dollars in thousands)
Operating activities
Net loss	$(21,618)	$(4,380)	$(7,382)
Adjustments to reconcile net loss to net cash provided by operating activities:

Stock-based compensation	2,612	3,298	2,548
Depreciation	32,115	28,952	32,752
Amortization of other intangibles	841	298	1,540
Deferred financing cost amortization	3,063	3,462	3,303
Unrealized foreign exchange gain on revaluation of debt	(3,267)	(3,426)	(259)
Deferred taxes	219	(2,785)	(4,857)
Asset impairments	—	1,536	136
Loss (gain) on disposition of property and equipment	50	(1,383)	(1,036)
Pension settlement losses	—	1,108	—
Loss on extinguishment of debt	11,938	388	—
Provision for doubtful accounts	275	1,117	274
Change in assets and liabilities which provided (used) cash:
Accounts receivable	1,677	5,234	(3,461)
Inventories	3,746	2,985	(9,009)
Prepaid expenses	332	757	(837)
Other current assets	(1,284)	(3,219)	(3,278)
Accounts payable and accrued expenses	4,504	5,300	2,539
Deferred and other long-term liabilities and assets	1,306	(5,955)	(4,139)
Net cash provided by operating activities	36,509	33,287	8,834
Investing activities
Capital expenditures	(13,706)	(50,871)	(45,218)
Proceeds from disposals of property and equipment	117	3,266	3,430
Acquisition of business, net of cash acquired	(16,225)	—	—
Net cash used in investing activities	(29,814)	(47,605)	(41,788)
Financing activities
Proceeds from borrowings	565,553	99,948	102,159
Increase (decrease) in note payable	1,121	6,759	(7,168)
Principal payments on debt	(539,711)	(88,058)	(71,953)
Payment of obligations under capital leases	(3,950)	(1,413)	(821)
Payment of deferred financing fees	(23,496)	(662)	(1,524)
Employee taxes paid on equity awards	(1,843)	(2,124)	(1,942)
Net cash (used in) provided by financing activities	(2,326)	14,450	18,751
Effect of exchange rate changes on cash flows	(1,400)	190	(1,996)
Net increase (decrease) in cash	2,969	322	(16,199)
Cash and cash equivalents at beginning of year	9,839	9,517	25,716
Cash and cash equivalents at end of year	$12,808	$9,839	$9,517

Cash paid for interest	$28,692	$34,129	$33,519
Cash paid for income taxes	$13,666	$10,517	$33,213
Non-cash accrual for new facility	$—	$1,937	$5,695
Non-cash capitalized leases	$11,008	$8,725	$4,766

See accompanying notes.

Xerium Technologies, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
1. Company Description
Xerium Technologies, Inc. (the "Company") is a leading, global provider of industrial consumable products and services including machine clothing, roll coverings, roll repair and mechanical services. These goods and services are used in the production of paper, paperboard, building products and nonwoven materials. Its operations are strategically located in the major paper-making regions of the world, including North America, Europe, Latin America and Asia-Pacific.
2. Accounting Policies
Basis of Presentation and Consolidation
The consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles ("U.S. GAAP"). The consolidated financial statements include the accounts of Xerium Technologies, Inc. and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.
Revenue Recognition
Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery including transfer of title has occurred and there is a reasonable assurance of collection of the sales proceeds. The Company generally obtains written purchase authorizations from customers for a specific product or service at a specified price and considers delivery and transfer of title to have occurred in accordance with our shipping terms. Revenue is recorded net of applicable allowances, including estimated allowances for returns, rebates and other discounts. In the machine clothing segment, a small portion of the business has been conducted pursuant to consignment arrangements under which the Company does not recognize a sale of a product to a customer until the customer places the product into use, which typically occurs some period after the product is shipped to the customer or to a warehouse location near the customer’s facility. As part of the consignment agreement, the Company delivers the goods to a location designated by the customer. In addition, the customer and the Company agree to a “sunset” date, which represents the date by which the customer must accept all risks and rewards of ownership of the product and payment terms begin. For consignment sales, revenue is recognized on the earlier of the actual product installation date or the “sunset” date.
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
Advertising Costs
Selling expenses include advertising expenses of $1.1 million, $1.2 million and $1.3 million in 2016, 2015 and 2014, respectively. The Company expenses all advertising costs as incurred.
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

Foreign Exchange
Foreign exchange gains and losses arising out of transactions denominated in currencies other than a subsidiary’s functional currency are recorded in the Consolidated Statements of Operations. Net exchange gains and losses are recorded in “Foreign exchange (loss) gain” and amounted to a (loss) gain of $(383), $1,872 and $(719) for the years ended December 31, 2016, 2015 and 2014, respectively. Certain intercompany loans have been determined to be permanent, and accordingly, foreign exchange gains or losses related to such loans are recorded in accumulated other comprehensive loss within equity.
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
Freight Costs
The Company incurred $10.3 million, $10.2 million and $12.4 million in freight costs in the years ended December 31, 2016, 2015 and 2014 respectively. These costs are includes in cost of good sold in the Consolidated Income Statements.
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
The components of inventories are as follows at:

	December 31,
	2016	2015
Raw materials	$14,089	$12,389
Work in process	25,879	25,203
Finished goods (includes consigned inventory of $6,673 in 2016 and $6,513 in 2015)	37,155	40,058
Inventory allowances	(6,301)	(5,952)
	$70,822	$71,698
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
Long-lived Assets
Property and equipment
Property and equipment are recorded at cost. Property and equipment acquired in connection with acquisitions are recorded at fair value as of the date of the acquisition, and subsequent additions are recorded at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Asset		Years
Buildings and improvements		3-50
Machinery and equipment	— Heavy	16-25
	— General	13-15
	— Light	6-12
	— Molds, tools, office and computers	2-5

Property and equipment consist of the following at:

	December 31,
	2016	2015
Land	$21,323	$20,664
Building and improvements	142,435	140,362
Machinery and equipment	610,586	606,958
Construction in progress	6,827	13,640
Assets under capital lease	19,605	15,710
Total	800,776	797,334
Less accumulated depreciation	(516,675)	(500,251)
	$284,101	$297,083
The Company recorded $32.1 million, $29.0 million and $32.8 million in depreciation expense in 2016, 2015 and 2014, respectively. Amortization related to assets under capital lease is included in depreciation expense.
Assets held for sale or sold
During the first quarter of 2016, the Company determined that the Middletown, VA. facility, with a NBV of $3.0 million met the criteria under ASC Topic 360, Property, Plant, and Equipment (“Topic 360”) to be classified as held for sale. Accordingly, the related assets were reclassified out of property, plant and equipment to other assets in the Company's Consolidated Balance Sheet.

During 2015, the Company determined that the Warwick, Quebec, Canada machine clothing facility, with a NBV of $0.5 million met the criteria under ASC Topic 360, Property, Plant, and Equipment (“Topic 360”) to be classified as held for sale.
During 2013, a rolls facility in Charlotte, NC was classified as held for sale. This property had a carrying value of $0.5 million. Accordingly, the related assets were reclassified out of property, plant and equipment to other assets in the Company's Consolidated Balance Sheet. This facility had not been sold as of December 31, 2016.

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
Goodwill
The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other Intangible Assets (“Topic 350”). Topic 350 requires that goodwill and intangible assets that have indefinite lives not be amortized but, instead, must be tested at least annually for impairment or whenever events or business conditions warrant. The Company first assessed qualitative factors to determine whether it was more likely than not that the fair value of its reporting units were less than the carrying amounts as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The Company’s assessment is that the two-step goodwill impairment test is not necessary for the year ending December 31, 2016 for either its clothing or rolls reporting units.  If the qualitative factors had indicated that it was more likely than not that the fair value of the reporting units was less than its carrying amount, the Company would have tested goodwill for impairment at the reporting unit level using a two-step approach.
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
The Company performs an annual test for goodwill impairment as of December 31 at the reporting unit level. The Company has two reporting units: machine clothing and roll covers. For the purpose of performing the annual impairment test, the Company allocates all shared assets and liabilities to the reporting units based on the percentage of each reporting unit’s revenue to total revenue. Shared operating expenses are allocated to the reporting unit to the extent necessary to allow them to operate as independent businesses. To determine if impairment exists, the fair value of each reporting unit is compared to its carrying value. The fair value of the Company’s reporting unit is determined by using a weighted combination of both a market multiple approach and an income approach. The market multiple approach utilizes the Company’s and its competitors’ proprietary information that is used to value its reporting units. The income approach is a present value technique used to measure the fair value of future cash flows produced by each reporting unit. During the fourth quarter of 2016, the Company voluntarily changed the date of its annual goodwill impairment testing from December 31, the last day of the fiscal year, to October 1.  The voluntary change in accounting principle related to the annual testing date will not delay, accelerate or avoid an impairment charge. This change is not being applied retrospectively, as it would require application of significant estimates and assumptions with the use of hindsight.  Accordingly, the change will be applied prospectively. As a result of the annual tests for goodwill impairment performed as of October 1, 2016 and December 31, 2015, the Company determined that no goodwill impairment exists.
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
As of December 31, 2016, 2015 and 2014, the Company had outstanding restricted stock units (“RSUs”) (See Note 10 "Stock-Based Compensation and Stockholders' Deficit"). Diluted average shares outstanding were computed using (i) the average market price for time-based RSUs and (ii) the actual grant date market price for non-employee director RSUs. The calculation of diluted earnings per share excludes the Company’s performance-based RSUs that are based on Adjusted EBITDA targets whose performance criteria have not been contingently achieved and therefore the RSUs have not been issued or are not contingently issuable. For the years ended December 31, 2016, 2015, and 2014 the dilutive effect of potential future issuances of common stock underlying the Company’s RSUs was excluded from the calculation of diluted average shares outstanding because their effect would have been anti-dilutive as the Company incurred a net loss.

	2016	2015	2014
Weighted-average common shares outstanding—basic	15,994,467	15,640,836	15,458,810
Dilutive effect of stock-based compensation awards outstanding	—	—	—
Weighted-average common shares outstanding—diluted	15,994,467	15,640,836	15,458,810
Dilutive securities aggregating approximately 0.9 million, 1.1 million and 1.3 million outstanding during the years ended December 31, 2016, 2015 and 2014, respectively, were not included in the computation of diluted earnings per share because the impact would be anti-dilutive to the earnings per share calculation.

Income Taxes
The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“Topic 740”), which requires the recognition of deferred tax assets and liabilities for the expected future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, representing future tax benefits, are reduced by a valuation allowance when the determination can be made that it is “more likely than not” that all or a portion of the related tax asset will not be realized. The deferred tax provision or benefit represents the annual change in deferred tax assets and liabilities, excluding any amounts accounted for as components of goodwill or accumulated other comprehensive loss, including the effect of foreign currency translation thereon. While the Company believes it has adequately provided for its income tax receivable or liabilities and its deferred tax assets or liabilities in accordance with Topic 740 income tax guidance, adverse determination by taxing authorities or changes in tax laws and regulations could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Income taxes are further discussed in Note 7.
Warranties
The Company offers warranties on certain rolls products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The Company estimates the costs that may be incurred under its warranties and records a liability for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. The table below represents the changes in the Company’s warranty liability included in accrued expenses for 2016 and 2015:

	Balance at Beginning of Year	Charged to Cost of Products Sold	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year
For the year ended December 31, 2016	$2,175	$1,616	$26	$(1,614)	$2,203

For the year ended December 31, 2015	$2,685	$1,134	$(153)	$(1,491)	$2,175

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

Acquisitions

Acquired businesses are accounted for using the acquisition method of accounting (ASC 805-10-50), which requires that assets acquired and liabilities assumed be recorded at fair value, with limited exceptions. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. Transaction costs and costs to restructure the acquired company are expensed as incurred. The operating results of the acquired business are reflected in our consolidated financial statements after the date of acquisition.

Prior Period Disclosure Adjustment

The Company has adjusted its year ending December 31, 2015 Non-cash capitalized leases disclosure within the Consolidated Statement of Cash Flows to be consistent with 2016 presentation increasing December 31, 2015 Non-cash capitalized leases by $3.9 million to $8.7 million from $4.8 million.

New Accounting Standards
In March of 2016, the FASB issued Accounting Standards Update No 2016-09 Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 will change certain aspects of accounting for share-based payments to employees. The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 is required to be adopted in January of 2017. The Company early adopted this standard at June 30, 2016 and applied the standard retrospectively. As of December 31, 2016, the adoption of the standard has resulted in the classification of $1.8 million, $2.1 million, and $1.9 million of employee taxes paid on equity awards as a financing activity in the statement of cash flows, for the twelve months ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively. The remaining provisions of ASU 2016-09 did not have a material impact on the accompanying condensed consolidated financial statements.

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

In November of 2015, the FASB issued ASU 2015-17 Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). This guidance requires companies to classify all deferred tax assets and liabilities as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. For public companies, the guidance is effective for financial statements issued for annual periods beginning after 15 December 2016 (i.e., 2017 for a calendar-year company) and interim periods within those annual periods. Early adoption of the guidance is permitted. Companies can adopt the guidance either prospectively or retrospectively. The Company early adopted this standard at December 31, 2016, using the prospective method; prior periods were not retrospectively adjusted. The provisions of ASU 2015-17 did not have a material impact on the consolidated financial statements.
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
In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820)- Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (a consensus of the Emerging Issues Task Force). ASU 2015-07 eliminates the requirement to categorize investments measured using the net asset value (NAV) practical expedient in the fair value hierarchy. Further, ASU 2015-07 changed certain disclosure requirements by: limiting the disclosures in paragraph 820-10-50-6A to only those investments measured using the NAV practical expedient, excluding investments measured using the NAV practical expedient from the recurring and nonrecurring disclosure requirements in paragraph 820-10-50-2, and providing that although investments measured using the NAV practical expedient are not categorized in the fair value hierarchy, entities are required to disclose the fair value of investments measured using the practical expedient so that financial statement users can reconcile amounts reported in the fair value hierarchy table to amounts reported on the balance sheet. For public business entities, the guidance is effective for annual periods beginning after 15 December 2015, and interim periods within those fiscal years. For all other entities, it is effective for annual periods beginning after 15 December 2016, and interim periods within those fiscal years. The Company has adopted ASU 2015-07. The provisions of of ASU 2015-07 did not have a material impact on the disclosures contained within the Notes to the Consolidated Financial Statements.

In May of 2014, the FASB issued Accounting Standard Update No. 2014-09 Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when it satisfies the performance obligations. The Company will also be required to disclose information regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is required to be adopted in January of 2018. Retrospective application is required either to all periods presented or with the cumulative effect of initial adoption recognized in the period of adoption. ASU 2014-09 is required to be adopted in January of 2018. The Company has commenced a comprehensive project plan to direct the implementation of the new revenue recognition standards and an assessment of the impact to business processes. The Company intends to adopt the new standard using the modified retrospective transition method effective January 1, 2018.

3. Goodwill and Intangible Assets
At December 31, 2016 and 2015, the Company had cumulative goodwill impairment of $265.9 million. The following table provides changes in the carrying amount of goodwill by segment for the years ended December 31, 2016 and 2015:

	Machine Clothing	Roll Covers	Total
Balance at December 31, 2014	$43,369	$18,558	$61,927
Foreign currency translations	(2,426)	(902)	(3,328)
Balance at December 31, 2015	40,943	17,656	58,599
Spencer Johnston Acquisition	—	1,877	1,877
Foreign currency translations	(3,445)	(248)	(3,693)
Balance at December 31, 2016	$37,498	$19,285	$56,783

The components of intangible assets are summarized as follows at:

	December 31,
	2016	2015
Patents and licenses	$32,535	$32,562
Less accumulated amortization	(31,421)	(31,173)
Net patents and licenses	1,114	1,389
Trademarks	19,088	18,920
Less accumulated amortization	(18,934)	(18,920)
Net trademarks	154	—
Other intangibles	7,446	1,006
Less accumulated amortization	(1,384)	(848)
Net other intangibles	6,062	158
Net amortizable intangible assets	$7,330	$1,547
Amortization expense for patents, licenses, trademarks and other intangibles amounted to $841, $298 and $1,540 for the years ended December 31, 2016 and 2015 and 2014, respectively. Definite-lived intangible assets of $6.6 million were recorded in the Spencer Johnston acquisition. Refer to Note 15 for further discussion.
As of December 31, 2016, the estimated amortization expense for patents, licenses, trademarks and other intangibles for each of the following periods total $7.3 million as follows:

2017	$1,352
2018	1,223
2019	1,223
2020	1,223
2021 and thereafter	2,309

The weighted average amortization period for the net amortizable intangible assets is 6.5 years.

4. Notes Payable

At December 31, 2016 and December 31, 2015, the balances of the Austrian working capital loan is $7.3 million and $6.6 million, respectively. At December 31, 2016, this loan bears interest at a variable rate of 2.05% and has a maturity date of June 30, 2017, with an annual twelve month roll-over option.

5. Long-Term Debt
At December 31, 2016 and 2015, long-term debt consisted of the following:

	December 31, 2016	December 31, 2015
Notes (Secured), payable semi-annually–U.S. Dollar denominated interest rate fixed at 9.50%. Sold at a price equal to 98.54% of their face value. Matures August of 2021.	$480,000	$—
Senior secured term loan facility, payable quarterly, U.S. Dollar denominated–LIBOR (minimum 1.25%) plus 5.0% (6.25%) net of $0.6 million discount. Matures May of 2019.	—	223,937
Senior Notes (Unsecured), payable semi-annually–U.S. Dollar denominated interest rate fixed at 8.875%. Matures June of 2018.	—	236,410
Notes payable, working capital loan, variable interest rate at 2.05%. Matures June 30, 2017, with one-year rollover option.	7,328	6,556
Fixed asset loan contract, variable interest rate of 5.78%. Matures June of 2020.	7,511	8,548
Other debt	10,448	6,278
Total debt (excluding long-term capital leases and deferred finance fees)	505,287	481,729
Less deferred financing costs and debt discount	(16,436)	(7,293)
Less current maturities of long term debt and notes payable	$(15,928)	$(11,966)
Total long term debt	472,923	462,470

During 2016, 2015 and 2014, the Company recorded $46.2 million, $38.4 million and $36.8 million in interest expense, respectively.
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
As of December 31, 2016, an additional $32.7 million was available for additional borrowings under the $55.0 million Revolving Credit and Guaranty Agreement ("ABL Facility"). This availability represents $35.8 million under the ABL revolver that is currently collateralized by certain assets of the Company less $3.1 million of that facility committed for letters of credit or additional borrowings. In addition, the Company had approximately $3.2 million available for borrowings under other small lines of credit.
On May 17, 2013, the Company entered into a Credit and Guaranty Agreement for $200.0 million (increased to$230 million on August 18, 2016) term loan credit facility (the “Term Credit Facility”), net of a discount of $1.0 million, among the Company, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions. This facility was repaid with proceeds from the 9.5% senior secured notes.
On May 17, 2013, the Company also entered into a Revolving Credit and Guaranty Agreement originally for a $40.0 million asset-based revolving credit facility subject to a borrowing base among Xerium Technologies, Inc., as a US borrower, Xerium Canada Inc., as Canadian borrower, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions (the "Domestic Revolver"). On March 3, 2014, the Company entered into an amendment to the Revolving Credit and Guaranty Agreement (as amended, the “old ABL Facility,” and collectively with the Term Credit Facility, the “Credit Facility”), increasing the aggregate availability under the old ABL Facility to $55 million. On November 3, 2015, the Company refinanced the old ABL Facility and entered into the ABL Facility with one of its existing ABL lenders. The amount of the ABL Facility continues to provide aggregate availability of $55 million and the collateral pledged thereunder has remained the same. The ABL Facility matures in November of 2020 and accrues interest at either an Alternative Base rate (Prime plus 75 bps) or Fixed LIBOR (LIBOR +175 bps). As of December 31, 2016 these rates were 4.50% and 2.57%, respectively.
The Indenture and the ABL Facility contain certain customary covenants that, subject to exceptions, restrict our ability to, among other things:

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
On July 17, 2015 (the "Closing Date"), Xerium China, Co., Ltd. ("Xerium China"), a wholly-owned subsidiary of the Company entered into and closed a Fixed Assets Loan Contract (the "Loan Agreement") with the Industrial and Commercial Bank of China Limited, Shanghai-Jingan Branch (the “Bank”) with respect to a RMB 58.5 million loan, which was approximately $9.4 million USD on July 17, 2015. The loan is secured by pledged machinery and equipment of Xerium China and guaranteed by Xerium Asia Pacific (Shanghai) Limited and Stowe Woodward (Changzhou) Roll Technologies Co. Ltd., which are wholly-owned subsidiaries of the Company, pursuant to guarantee agreements (the "Guarantee Agreements"). Interest on the outstanding principal balance of the loan accrues at a benchmark rate plus a margin. The current interest rate at December 31, 2016 is approximately 5.8%. The interest rate will be adjusted every 12 months during the term of the loan, based on the benchmark interest rate adjustment. Interest under the loan is payable quarterly in arrears. Principal on the loan is to be repaid in part every six months following the Closing Date, in accordance with a predetermined schedule set forth in the Loan Agreement. Proceeds of the Loan will be used by Xerium China to purchase production equipment. The Loan Agreement contains certain customary representations and warranties and provisions relating to events of default.
On May 26, 2011, the Company completed a refinancing transaction, which replaced certain of its then outstanding indebtedness with $240 million aggregate principal amount of 8.875% senior unsecured notes. The notes were repaid with proceeds from the 9.5% Senior Secured Notes.
The following table outlines the estimated future interest payments to be made under the Notes, notes payable and other debt over the term of the obligations:

Total Estimated Interest Payments at December 31, 2016
2017	$46,958
2018	46,311
2019	46,040
2020	45,948
2021	30,655
2022 and thereafter	162

$216,074

As of December 31, 2016 the carrying value of the Company’s long-term debt was $489.4 million (excluding deferred financing costs) and its fair value was approximately $485.8 million. The Company determined the fair value of its debt utilizing significant other observable inputs (Level 2 of the fair value hierarchy).

Capitalized Lease Liabilities

As of December 31, 2016, the Company had long-term capitalized lease liabilities totaling $19.2 million. These amounts represent the lease on the corporate headquarters and the Kunshan, China facility, as well as other leases for software, vehicles and machinery and equipment. In addition, in April of 2016, the Company entered into sales - lease back arrangements totaling $6.0 million for various machinery and equipment in North America. The proceeds were used to partially fund the Spencer Johnston acquisition, which closed in May of 2016.

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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives when using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company may use interest rate caps and interest rate swaps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges protect the Company from increases in interest rates above the strike rate of the interest rate cap. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At December 31, 2016, the Company had no open cash flow hedges of interest rate risk as all such contracts settled in 2016.
Non-Designated Hedges of Foreign Exchange Risk
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign exchange rates, but do not meet the strict hedge accounting requirements of Topic 815. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly to earnings.
The Company, from time to time, may enter into foreign exchange forward contracts to fix currencies at specified rates based on expected future cash flows to protect against the fluctuations in cash flows resulting from sales denominated in foreign currencies. Additionally, to manage its cash exposure to fluctuations in foreign currency on intercompany balances and certain purchase commitments, the Company, from time to time, may use foreign exchange forward contracts.
As of December 31, 2016 and 2015, the Company had outstanding derivatives that were not designated as hedges in qualifying hedging relationships. The value of these contracts is recognized at fair value based on market exchange forward rates and is recorded in other liabilities on the Consolidated Balance Sheet. The fair value of these derivatives at December 31, 2016 and 2015 was $(1.5) million and $(1.2) million, respectively. The change in fair value of these contracts is included in foreign exchange loss and was $(2.8) million, $(3.7) million and $(1.7) million for the years ended December 31, 2016, 2015 and 2014, respectively, and is recorded in the Consolidated Statements of Operations.
The following represents the notional amounts sold and purchased for the year ended December 31, 2016:

Foreign Currency Derivative	Notional Sold	Notional Purchased
Non-designated hedges of foreign exchange risk	$4,052	$(58,360)
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
To comply with Topic 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counter-party’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counter-parties. However, as of December 31, 2016 and December 31, 2015, respectively, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy. The Company does not have any derivatives valued using significant unobservable inputs (Level 3) as of December 31, 2016 or 2015. The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015, aggregated by the level in the fair value hierarchy within which those measurements fall.
As of December 31, 2016

Liabilities	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observables Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives	$(1,461)	$—	$(1,461)	$—
Total	$(1,461)	$—	$(1,461)	$—

  As of December 31, 2015

Liabilities	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observables Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives	$(1,188)	$—	$(1,188)	$—
Total	$(1,188)	$—	$(1,188)	$—
7. Income Taxes
The components of domestic and foreign (loss) income before the provision for income taxes are as follows:

	Year ended December 31,
	2016	2015	2014
U.S.	$(43,041)	$(38,240)	$(16,311)
Foreign	30,705	47,325	39,009
Total	$(12,336)	$9,085	$22,698
The components of the income tax provision (benefit) are as follows:

	Year ended December 31,
	2016	2015	2014
Current:
U.S.	$929	$1,196	$247
Foreign	8,134	15,054	34,690
Total current	9,063	16,250	34,937
Deferred:
U.S.	(1,707)	(195)	330
Foreign	1,926	(2,590)	(5,187)
Total deferred	219	(2,785)	(4,857)
Total provision	$9,282	$13,465	$30,080

For the years ended December 31, 2016 and 2015, the provision for income taxes was $9.3 million and $13.5 millions respectively. The Company's effective income tax rate for the year ended December 31, 2016 was (75.2)% as compared with our effective rate for the year ended December 31, 2015 of 148.2%. The Company's effective income tax rate is primarily impacted by income the Company earns in tax paying jurisdictions relative to income it earns in non-tax paying jurisdictions. The majority of income recognized for purposes of computing the Company's effective tax rate is earned in countries where the statutory income tax rates range from 15.0% to 35.4%. The Company generates losses in certain jurisdictions for which it receives no tax benefit as the deferred tax assets in these jurisdictions (including the net operating losses) are fully reserved by a valuation allowance. For this reason, the Company recognizes minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States and Australia. Due to these reserves, the geographic mix of its pre-tax earnings has a direct correlation with how high or low its annual effective tax rate is relative to consolidated earnings.

The provision for income taxes differs from the amount computed by applying the U.S. statutory tax rate (35)% to income before income taxes, due to the following:

	Year ended December 31,
	2016	2015	2014
Book income at U.S. 35% statutory rate	$(4,318)	$3,180	$7,944
State income and other taxes due, net of federal benefit	1,168	1,556	1,095
Foreign tax rate differential	(2,305)	(1,927)	(3,110)
Dividends and other foreign (loss) income	11,233	11,079	(2,922)
Change in valuation allowance	4,922	(544)	2,084
Tax rate changes	290	(103)	454
Tax credits and refunds	(91)	(372)	(449)
Change in unrecognized tax benefits and tax reserves	2,097	(372)	(136)
Provision to return adjustments	(1,001)	(68)	(251)
Non-deductible expenses	2,246	1,246	1,906
Statute expiration of tax attributes	—	—	(30)
Other, net	(2,913)	(455)	259
Other foreign permanent items	(2,046)	(314)	—
Settlement of tax assessments	—	559	23,236
Total	$9,282	$13,465	$30,080

The effective tax rate on continuing operations for the year ended December 31, 2016 varied from the statutory rate of 35% primarily due to the tax effect of intra-period tax allocations, dividends and other foreign income, foreign rate differentials and changes in valuation allowances. Included in the effective tax rate is a benefit of $(2.2) million from the impact on intra-period tax allocations, included in the Other, net line in the table above. Intra-period tax allocation rules require that all items, including other comprehensive income and discontinued operations, be considered for purposes of determining the amount of tax benefit that results from a loss in continuing operations. As a result, an income tax benefit was recorded in continuing operations for the year ended December 31, 2016, with offsets of income tax expense in other comprehensive income. The amount for dividends and other foreign income of $11.2 million was primarily related to residual U.S. taxes provided on foreign earnings no longer considered permanently reinvested. The foreign rate differential arises as a result of income earned in countries where the statutory income tax rates vary from the U.S. statutory rate of 35%, for which Austria creates the Company’s largest tax rate benefit. The change in the valuation allowance is $4.6 million from US and $0.3 million from an increase of pre-tax losses generated in other foreign jurisdictions for which the Company has determined no benefit should be recorded.

The effective tax rate on continuing operations for the year ended December 31, 2015 varied from the statutory rate of 35% primarily due to the tax effect of dividends and other foreign income, foreign rate differentials and changes in valuation allowances. The amount for dividends and other foreign income of $11.1 million was primarily related to residual U.S. taxes provided on foreign earnings no longer considered permanently reinvested. The foreign rate differential arises as a result of income earned in countries where the statutory income tax rates vary from the U.S. statutory rate of 35%, for which Austria creates the Company’s largest tax rate benefit. The change in the valuation allowance of $(0.5) million relates primarily to a decrease in domestic deferred tax assets of $(0.4) million, a removal of a portion of the Australian valuation allowance of $(1.1) million and an increase of pre-tax losses generated in other foreign jurisdictions for which the Company has determined no benefit should be recorded.

The effective tax rate on continuing operations for the year ended December 31, 2014 varied from the statutory rate of 35% primarily due to the tax effect on dividends and other foreign income, foreign rate differentials, settling a tax assessment in Brazil and changes in valuation allowances. The amount for dividends and other foreign income of $(2.9) million was primarily related to residual U.S. taxes provided on foreign earnings no longer considered permanently reinvested. The foreign rate differential arises as a result of income earned in countries where the statutory income tax rates vary from the U.S. statutory rate of 35%, for which Austria creates the Company's largest tax rate benefit. The settlement of a assessment in Brazil also resulted in current tax expense of $23.4 million and utilization of tax attributes of $1,912 and tax deductible interest of $(2.1) million. The change in the valuation allowance of $2.1 million relates primarily to an increase in domestic deferred tax assets of $9.2 million, a removal of a portion of the U.K. holding company valuation allowance of $(6.6) million and approximately $(0.5) million of pre-tax losses generated in foreign jurisdictions for which the Company has determined no benefit should be recorded.
For the years ended December 31, 2016 and 2015, tax expense included a benefit of approximately $32 and $190 for a Chinese tax holiday expired in the year ending December 31, 2016.
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

The tax effect of temporary differences which give rise to deferred income tax assets and liabilities are as follows:

	Year Ended December 31,
	2016	2015
Deferred tax assets arising from:
Loss carryforwards	$117,485	$105,096
Intangible assets, net	161	—
Pension and other benefit accruals	14,604	14,161
Tax credits	1,488	1,421
Investments	2,082	3,384
Interest and finance fees	972	1,229
Other allowances and accruals, net	10,676	11,670
Total	147,468	136,961
Deferred tax liabilities arising from:
Property and equipment, net	21,096	22,906
Intangible assets, net	2,074	3,866
Foreign income inclusions	21,243	12,615
Other allowances and accruals, net	1,616	126
Total	46,029	39,513
Valuation allowance	97,859	94,330
Net deferred tax (asset) liability	$(3,580)	$(3,118)
Deferred taxes are recorded as follows in the consolidated balance sheets:

	December 31,
	2016	2015
Current deferred tax asset, net	$—	$4,912
Current deferred tax liability, net	—	2,349
Non-current deferred tax asset, net	10,737	9,325
Non-current deferred tax liability, net	7,157	8,770
Net deferred tax (asset) liability	$(3,580)	$(3,118)
The Company has adopted ASU 2015-17 prospectively, with all deferred taxes classified as non-current as of December 31, 2016. The Company also adopted ASU 2016-09 in the current year, which resulted in immaterial impacts to the Company's net deferred tax assets. As of December 31, 2016, the Company has pre-tax net operating loss carry-forwards for U.S. federal income tax purposes of approximately $226.4 million that expire on various dates from 2025 through 2036 and federal tax credits of approximately $166 that either expire on various dates or can be carried forward indefinitely. As of December 31, 2016, the Company has pre-tax net operating loss carry-forwards for U.S. state income tax purposes of approximately $225.3 million that expire on various dates from 2017 through 2036. As of December 31, 2016, the U.S. federal and U.S. state net operating loss carry-forwards and federal tax credits are fully reserved in our valuation allowance. The Company has foreign federal net operating loss carry-forwards of approximately $114.3 million and capital loss carry forwards of $7.0 million, the majority of which can be carried forward indefinitely, and federal and provincial tax credits of approximately $1.3 million that begin to expire primarily in 2024 or are carried forward indefinitely. As of December 31, 2016, $57.5 million, $7.0 million and $0.2 million, of foreign federal net operating loss carry-forwards, capital loss carry-forwards and federal and provincial tax credits, respectively, are reserved in our valuation allowance. Historic and future ownership changes could potentially reduce the amount of net operating loss carry-forwards available for use.
As of December 31, 2016, the Company had a valuation allowance in place for certain of its deferred tax assets due to the Company’s accumulated loss position and its uncertainty around the future profitability in certain of its tax jurisdictions. The valuation allowance primarily relates to deferred tax assets for available net operating loss carry forwards in the United States, the U.K., Germany, Sweden, France, Australia, China, Turkey and Spain. While the Company believes it has adequately provided for its income tax assets and liabilities in accordance with Topic 740, it recognizes that adverse determinations by taxing authorities, or changes in tax laws and regulations could have a material adverse effect on its consolidated financial position, results of operations or cash flows.

During the year ended December 31, 2016, the Company reassessed its valuation allowance requirements related to specific tax carry-forwards of its Italian operations, evaluating all available evidence in its analysis, both positive and negative, including historical and projected income and losses before the provision for income taxes, as well as reversals of temporary differences.  The Company also considered tax planning strategies that are prudent and can be reasonably implemented if needed in order to realize the related tax benefits.  During the year ended December 31, 2016, the Company recorded $962 of tax benefits related to the reversal of a portion of its valuation allowance previously established against certain Italian deferred tax assets.  The Company believes that the deferred tax assets are more likely than not to be realized based on estimates of future taxable income generated by future earnings of its Italian business.
As the Company continues to reorganize and restructure its operations, it is possible that deferred tax assets, for which no income tax benefit has previously been provided, may more likely than not become realized. The Company continues to evaluate future operations and will record an income tax benefit in the period where it believes it is more likely than not that the deferred tax asset will be able to be realized. The most material unrecognized deferred tax asset relates to the U.S. By 2031, future U.S. earnings ranging between $40 million and $130 million, generated by U.S. earnings from continuing operations or qualified tax planning strategies, would be required in order to fully recognize the U.S. deferred tax asset.
Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $133.4 million at December 31, 2016. Earnings generated prior to 2013 are considered to be indefinitely reinvested for continued use in foreign operations except for a portion of the earnings generated by our Brazil and China operations. Approximately $9.0 million of unremitted earnings in Brazil generated before 2013 are considered permanently reinvested to support local debt obligations, meet capital expenditures and reinvest in the operations. All earnings generated prior to 2013 related to our Mexico operations have been distributed for U.S. income tax purposes. All earnings generated in all foreign subsidiaries for 2013 through 2016 are not considered to be permanently reinvested, because of our desire to manage global cash and liquidity related to ongoing financial obligations, capital expenditures, restructuring payments and other changes in business conditions going forward.  The amount of undistributed earnings not considered to be permanently reinvested, for which we have recorded a deferred tax liability, is $109.1 million. U.S. Federal income taxes and foreign withholding taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the United States and be taxable. For the earnings generated prior to 2013 considered to be indefinitely reinvested, no provision for U.S. income taxes or foreign withholding taxes has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes and foreign withholding taxes payable to the various jurisdictions. The earnings that are considered indefinitely reinvested relate to on-going operations and were approximately $24.4 million as of December 31, 2016.
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
As of December 31, 2016, the Company had a gross unrecognized tax benefit of $9.3 million, exclusive of interest and penalties. The unrecognized tax benefit increased by approximately $1.8 million and $25 during the years ended December 31, 2016 and 2015, respectively. The unrecognized tax benefit increased primarily as a result of transfer pricing positions taken in a foreign jurisdiction in prior periods.
A reconciliation of the balances of the unrecognized tax benefits is as follows, excluding interest and penalties:

	Year Ended December 31,
	2016	2015	2014
Balance as of January 1	$7,527	$7,502	$7,492
Gross decreases-tax positions in prior period due to settlements	—	—	(286)
Gross increases (decreases)-tax positions in prior period-other	849	(104)	100
Gross decreases-related to lapse in statute of limitations	(115)	(209)	(251)
Gross increases-tax positions in current period	1,046	688	911
Currency effects	(22)	(350)	(464)
Balance at December 31	$9,285	$7,527	$7,502

The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense, and accordingly, the Company recorded a $890 expense, including currency effects, and a $451 benefit, including currency effects, for interest and penalties during the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, the Company had accrued interest and penalties related to uncertain tax positions of approximately $1.7 million and $0.8 million, respectively. If the Company were to prevail on all unrecognized tax benefits recorded, approximately $5.8 million would benefit the effective tax rate. During the next twelve months, management estimates a range between $0 and $168 of the Company's gross unrecognized tax benefit will reverse due to expected settlements and statute of limitations expiring which relate to various items and will benefit the effective tax rate. The Company regularly evaluates, assesses and adjusts the related liabilities in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period.
The tax years 2005 through 2016 remain open to examination in the Company's U.S. Federal jurisdiction, and the tax years 2002 through 2016 remain open to examination in the Company's U.S. state jurisdictions. The tax years 2006 through 2016 remain open to examination in the major foreign tax jurisdictions to which the Company and its subsidiaries are subject. There are currently no U.S. Federal audits or examinations underway. The Company has ongoing audits or tax litigation in Italy. During 2016, tax audits related to Mauritius and the state of New York were closed, with no significant changes.
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
The Company does not fund certain plans, as funding is not required. Approximately $43.1 million of the total underfunded status of $64.8 million and $43.3 million of the total underfunded status of $62.8 million relate to these unfunded pension plans as of December 31, 2016 and 2015, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. In addition, the Company also intends to fund its U.K. and Canadian defined benefit plans in accordance with local regulations. Additional discretionary contributions are made when deemed appropriate to meet the long-term obligations of the plans.
In accordance with the provisions of Topic 715, the measurement date for defined benefit plans is December 31.
Benefit Obligations and Plan Assets
A summary of the changes in benefit obligations and plan assets as of December 31, 2016 and 2015 is presented below.

	Defined Benefit Plans
	2016	2015
Change in benefit obligation
Benefit obligation at beginning of year	$149,108	$178,165
Service cost	1,668	3,256
Interest cost	5,133	5,656
Plan participants’ contributions	22	93
Actuarial loss (gain)	15,583	(10,177)
Currency translation impact	(7,796)	(10,237)
Administrative expenses paid	(191)	(234)
Settlement/curtailment	(2,700)	(9,456)
Benefits paid	(7,571)	(7,958)
Benefit obligation at end of year	153,256	149,108
Change in plan assets
Fair value of plan assets at beginning of year	86,313	97,480
Actual return on plan assets	9,789	755
Employer contributions	5,460	6,700
Plan participants’ contributions	22	93
Settlement/curtailment	—	(4,825)
Administrative expenses paid	(191)	(234)
Currency translation impact	(5,354)	(5,698)
Benefits paid	(7,571)	(7,958)
Fair value of plan assets at end of year	88,468	86,313
Funded status (1)	$(64,788)	$(62,795)

(1)	In accordance with Topic 715, $3.1 million and $3.0 million of this amount is recorded in accrued expenses as of December 31, 2016 and 2015, respectively.

All of the Company’s pension plans that comprise the pension obligation amounts above have a projected benefit obligation equal to or in excess of plan assets as of the years ended December 31, 2016 and 2015. The accumulated benefit obligation was $150.0 million and $144.2 million as of the years ended December 31, 2016 and 2015, respectively.
Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	December 31,
	2016	2015
Projected benefit obligation	$153,256	$149,108
Accumulated benefit obligation	$150,005	$144,231
Fair value of plan assets	$88,468	$86,313

Components of Net Periodic Benefit Cost

	Defined Benefit Plan
	2016	2015	2014
Service cost	$1,668	$3,256	$3,532
Interest cost	5,133	5,656	6,483
Expected return on plan assets	(5,383)	(6,221)	(6,156)
Settlement losses	—	1,108	—
Amortization of net loss	1,949	2,139	1,124
Net periodic benefit cost	$3,367	$5,938	$4,983
The total unrecognized net loss recorded in Other Comprehensive Loss at December 31, 2016 is $42.9 million. For defined benefit plans, the estimated net loss and prior service cost to be amortized from accumulated other comprehensive loss during 2017 is expected to be $2.1 million and $0, respectively.

Additional Information	Defined Benefit Plans
	2016	2015
Change in funded status included in accumulated other comprehensive loss, net of tax	$3,687	$(11,057)
Assumptions
Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	Defined Benefit Plans
	2016	2015
Discount rate	3.10%	3.67%
Rate of compensation increase	3.47%	3.50%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:

	Defined Benefit Plans
	2016	2015
Discount rate	3.67%	3.40%
Expected long-term return on plan assets	6.42%	6.62%
Rate of compensation increase	3.50%	3.64%
The expected long-term return on plan assets is calculated based on a building-block approach, whereby the components are weighted based on the long-term allocation of pension plan assets.
Plan Assets
The percentage of fair value of total plan assets for funded plans are invested as follows:

	Plan Assets at December 31,
Asset Category	2016	2015
Marketable equities	56%	54%
Fixed income securities	44%	46%
Total	100%	100%

The Company’s plan assets are invested in the U.S., the U.K. and Canada. Plan asset investments are accounted for at cost on the trade date and are reported at fair value, using the net asset value per share practical expedient. Canadian plan assets totaling $24.6 million, U.K. plan assets totaling $30.9 million and U.S. plan assets totaling $32.9 million are classified as Level 2 within the fair value hierarchy. Level 2 valuations are based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.
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
Details relating to the Company’s plan assets are as follows:
U.S. Plan Assets: Approximately 88% of the Company’s U.S. plan assets are invested in the U.S., of which 52% are invested in marketable equity securities and 48% are invested in fixed income securities managed by the fund manager. This allocation is in accordance with the strategic allocation adopted by the Company’s pension committee comprising of approximately 50% equity investment and 50% bond investment.
U.K. Plan Assets: Approximately 70% of the Company’s U.K. plan assets are invested in the U.K., of which 29% are invested in marketable equity securities and 71% are invested in fixed income securities managed by the fund manager. The trustees of the U.K. pension plan have adopted a strategic allocation comprising of 50% equity investment and 50% bond investment.
Canadian Plan Assets: Approximately 57% of the Company’s Canadian plan assets are invested in Canada, of which 46% are invested in marketable equity securities, 54% are invested in fixed income securities managed by the fund manager. The Company’s pension committee has adopted a strategic allocation comprising of approximately 65% equity investment and 35% bond investment.
Contributions and Benefit Payments
The Company expects to make contributions and benefit payments of approximately $5,850 under its defined benefit plans in 2017.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Defined Benefit Plans
2017	$13,403
2018	6,226
2019	6,331
2020	6,557
2021	7,578
Years 2022 and thereafter	36,530
The Company sponsors various unfunded defined contribution plans that provide for retirement benefits to employees, some in accordance with local government requirements. The Company also maintains a funded retirement savings plan for U.S. employees which is qualified under Section 401(k) of the U.S. Internal Revenue Code. The plan allows eligible employees to contribute up to 99% of their compensation (subject to certain Internal Revenue Service limitations), with the Company matching 100% of the first 3% of employee compensation and 50% of the next 2% of employee compensation. The following represents the approximate matching contribution expense for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
	2016	2015	2014
Matching contribution expense	$1,590	$1,333	$1,420

9. Commitments and Contingencies
Leases
The Company leases office buildings, vehicles and computer equipment for its worldwide operations. Minimum rent is expensed on a straight-line basis over the term of the leases. Operating lease rental expense was $2.4 million, $3.2 million and $4.7 million during the years ended December 31, 2016, 2015 and 2014, respectively. These leases expire at various dates through 2023. At December 31, 2016, future minimum rental payments due under non-cancelable operating leases were as follows:

2017	$1,606
2018	1,389
2019	1,241
2020	904
2021	899
Thereafter	996

Total minimum operating lease payments	$7,035

The Company entered into a capitalized lease during 2013 for its corporate headquarter location and entered into various machinery and equipment capitalized leases in 2015 and 2016. Additionally, in 2016, the Company commenced a $7.5 million capital lease for its Kunshan machine clothing operating facility. These leases expire at various dates through 2024.

2017	$6,160
2018	5,211
2019	4,259
2020	2,192
2021	1,124
Thereafter	12,792

Total minimum capital lease payments	$31,738

Collective Bargaining and Union Agreements
Approximately 68% of the Company’s employees either are subject to various collective bargaining agreements or are members of trade unions, employee associations or workers councils predominantly outside of the United States. Approximately 4.7% of those employees subject to collective bargaining agreements, or 3.2% of the Company’s total employees, are covered by agreements that are set to expire during 2017.
Legal Proceedings
The Company and its subsidiaries are involved in various legal matters, which have arisen in the ordinary course of business as a result of various labor claims, taxing authority reviews and other legal matters. As of December 31, 2016, the Company had accrued an immaterial amount in its financial statements for these matters for which (1) management believed the possibility of loss was either probable or possible and (2) was able to estimate the damages. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of our strategies related to these proceedings.
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

10. Stock-Based Compensation and Stockholders’ Deficit
The Company records stock-based compensation expense in accordance with ASC Topic 718, Accounting for Stock Compensation ("Topic 718") and has used the straight-line attribution method to recognize expense for time-based restricted stock units ("RSUs") and deferred stock units ("DSUs") and recognizes expense for the performance and market-based restricted stock units based on management's estimate of performance against the targets in each plan. The Company recorded stock-based compensation expense during the years ended December 31, 2016, 2015 and 2014 as follows:

	For the Years Ended December 31,
	2016	2015	2014
RSU and DSU Awards (1)	$2,240	$2,740	$2,176
Other Awards (2)	372	558	372
Total	$2,612	$3,298	$2,548

(1)	Related to RSUs and DSUs awarded to certain employees and non-employee directors.

(2)	This amount relates to options awarded on August 15, 2012 to the Chief Executive Officer.
The related tax impact on stock-based compensation was a tax benefit of $21, $26 and $28 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

•	On August 2, 2016 an additional amount of 8,562 time-based awards and 15,900 performance based awards were granted under the 2016-2018 LTIP.

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

Subject to early acceleration and payment under certain circumstances consistent with the terms of the Company’s 2016 - 2018 LTIP and LTIP Share Agreement thereunder, delivery of shares of common stock underlying the time-based, performance-based and market-based awards that become vested are subject to the participant’s continued service to the Company through May 4, 2019.

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

During the year ended December 31, 2016, based on the current financial performance and current stock price of the Company, management performed a valuation on the performance-based stock units, and determined the estimated payout to be 53.8%, or 24,100 shares and 53.8%, or 27,224 shares for the performance-based stock units under the 2015 and 2014 LTIP plans, respectively.

During the year ended December 31, 2016, based on the current stock price of the Company, management performed a valuation on the market-based stock units, and determined the estimated payout to be at 0% under both the 2015 and 2014 LTIP plans, and reduced stock compensation by $0.2 million in accordance with ASC Topic 718, Compensation—Stock Compensation.

Long-Term Incentive Program—2013 LTIP

Awards under the 2013 LTIP vested on March 15, 2016, and were converted to 207,385 shares of common stock, net of withholdings.
Directors’ Deferred Stock Unit Plan
Under the 2011 non-management directors stock plan ("2011 DSU Plan”), as amended in January of 2015, each director receives an annual retainer of $132, to be paid on a quarterly basis in arrears. Approximately 54% of the annual retainer is payable in DSUs, with the remaining 46% payable in cash or a mix of both cash and DSUs at the election of each director. The non-management directors were awarded an aggregate of 74,663 DSUs under the 2011 DSU Plan for service during the year ended December 31, 2016. In addition, in accordance with the 2011 DSU Plan, as amended in January of 2015, 63,044 DSUs were settled in common stock during the year ended December 31, 2016. In addition, in March of 2016, 22,234 DSU's were settled in common stock in connection with the retirement of a director in September of 2015.
Other Stock Compensation Plans
On August 15, 2012, the Company granted Harold Bevis, the Company's CEO, an award of 204,208 restricted stock units and options to acquire 781,701 shares of the Company's common stock, par value $0.001 per share. Both the restricted stock units and the options vested over a three year period, with the first, second, and third tranches having vested on August 15, 2014, 2015, and 2016, respectively. The options have a 10-year term and exercise price of $4.00 per share, the August 15, 2012 closing price of the Company's common stock on the New York Stock Exchange. On August 15, 2016, one third of Mr. Bevis's restricted stock units and options vested. Mr. Bevis received 35,539 shares of common stock, net of withholdings as a result of the restricted stock unit vesting. In addition, Mr. Bevis exercised his vested options, and received 68,106 shares of common stock, in a cashless exercise, net of withholdings. This compensation plan has been completed, and Mr. Bevis exercised all of his options to purchase stock.
A summary of RSUs outstanding as of December 31, 2016 and their vesting dates is as follows.

Plan Description	Remaining Vesting Dates	Number of RSUs
DSUs	Vested immediately upon grant, on a quarterly basis	64,596
Executive time-based RSUs granted during 2014	March 10, 2017	54,506
Executive market and performance based RSUs granted during 2014	March 10, 2017	101,225
Executive time-based RSUs granted during 2015	March 2, 2018	48,217
Executive market and performance based RSUs granted during 2015	March 2, 2018	89,541
Executive time-based RSUs granted during 2016	May 5, 2019 and August 2, 2019	180,478
Executive market and performance based RSUs granted during 2016	May 5, 2019 and August 2, 2019	335,174
		873,737

RSU activity during years ended December 31, 2014, 2015 and 2016, are presented below.

	Number of RSUs	Price Range of Grant- Date Fair Value Per RSU	Weighted Average Grant-Date Fair Value Price Per RSU
Outstanding, December 31, 2013	697,604	$4.04 – $21.69	$6.57
Granted	176,118	12.00 – 15.05	12.06
Forfeited	(702)	4.07 – 21.69	3.71
Issued or withheld for tax withholding purposes	(134,296)	4.07 – 21.69	5.18
Outstanding, December 31, 2014	738,724	4.04 – 21.69	8.61
Granted	181,831	9.71 – 15.97	14.93
Forfeited	(282)	8.25	8.25
Issued or withheld for tax withholding purposes	(104,917)	4.04 – 9.71	5.35
Outstanding, December 31, 2015	815,356	4.04 – 15.97	10.93
Granted	619,669	5.02 – 7.95	5.24
Forfeited	(40,468)	5.02 – 15.97	7.94
Issued or withheld for tax withholding purposes	(520,820)	2.90 – 15.97	8.62
Outstanding, December 31, 2016	873,737	2.90 – 24.05	8.40
Exercisable, December 31, 2016 (1)	64,596	$2.90 – $24.05	$9.81

(1)
The Company had 64,596 non-employee director DSUs that have vested, but have not yet been converted to common stock. These DSUs have a weighted average grant-date fair value price per share of $9.81 and a total grant-date fair value of $635. As the non-employee director can elect to defer the receipt of these DSUs until six months following their retirement from the Board of Directors, there is no definite weighted average life of these DSUs.

Assumptions
In accordance with Topic 718, the Company uses the following assumptions in determining compensation expense:
Grant-Date Fair Value
The Company calculates the grant-date fair value of time-based RSUs, performance-based RSUs and non-employee directors’ DSUs based on the closing price of the Company’s common stock on the date of grant.
Forfeitures
As the time-based and performance-based RSUs require continued employment or service up to the time of vesting, the amount of stock-based compensation recognized during a period is required to include an estimate of forfeitures. No estimate of forfeitures has been made for RSUs and DSU’s awarded to non-employee directors because they vest immediately upon grant. Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is related to employee attrition and based on a historical analysis of its employee turnover. This analysis is re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will be only for those shares that meet the requirements of continued employment up to the time of vesting. As of December 31, 2016, the forfeiture rates for the 2014, 2015 and 2016 plans are estimated at 0%.

As of December 31, 2016, there was approximately $2.5 million of total unrecognized compensation expense related to un-vested share-based awards which is expected to be recognized over a weighted average period of 2.05 years.
Dividends
The Company’s Indenture to the Notes and ABL Facility generally prohibit the payment of dividends and accordingly, no such payments were made during the years ended December 31, 2016 and 2015.

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
During 2016, the Company incurred restructuring expenses of $10.4 million, a decrease of $(4.2) million, or (28.8)% from $14.6 million in 2015. These included $1.8 million of charges related to the closure of the Middletown, VA facility and $8.6 million of charges related to headcount reductions and other costs relating to previously announced plant closures.
During 2015, we incurred restructuring expenses of $14.6 million. These included $4.4 million of charges related to the closure of the Joao Pessoa, Brazil clothing facility; $4.9 million of charges related to the closure of the Warwick, Canada machine clothing facility; and $6.4 million of charges relating to headcount reductions, and other costs relating to previously announced plant closures. The costs were partially offset by a gain of $1.1 million on the sale of the Joao Pessoa, Brazil machine clothing facility in the fourth quarter of 2015.
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

The Company expects to continue to review its business to determine if additional actions will be taken to further improve its cost structure. Restructuring expenses of approximately $4 million are estimated during 2017, primarily related to the continuation of streamlining the operating structure and improving long-term competitiveness of the Company. Actual restructuring costs for 2017 may substantially differ from estimates at this time, depending on actual operating results in 2017 and the timing of the restructuring activities.

The table below sets forth the significant components and activity in the restructuring program during the years ended December 31, 2016, 2015 and 2014:

2016	Balance at December 31, 2015	Charges (1)	Currency Effects	Cash Payments	Balance at December 31, 2016 (2)
Severance	$5,308	$5,646	$(146)	$(7,003)	$3,805
Facility costs and other	903	4,716	(25)	(5,202)	392
Total	$6,211	$10,362	$(171)	$(12,205)	$4,197
(1) There are no impairment charges, other non-cash charges, or (gains)/losses included in the current year amounts.
(2) Amount included in Accrued Expenses on the Consolidated Balance Sheets at December 31, 2016.

2015	Balance at December 31, 2014	Charges (1)	Currency Effects	Cash Payments	Balance at December 31, 2015 (2)
Severance	$4,880	$8,006	$(728)	$(6,850)	$5,308
Facility costs and other	818	6,486	(122)	(6,279)	903
Total	$5,698	$14,492	$(850)	$(13,129)	$6,211
(1) Amount excludes $986 related to impairment charges, $243 in other non-cash charges and $(1,072) related to the gain on sale of certain assets.
(2) Amount included in Accrued Expenses on the Consolidated Balance Sheets at December 31, 2015.

2014	Balance at December 31, 2013	Charges (1)	Currency Effects	Cash Payments	Balance at December 31, 2014 (2)
Severance	$6,466	$13,095	$(786)	$(13,895)	$4,880
Facility costs and other	1,468	5,638	(333)	(5,955)	818
Total	$7,934	$18,733	$(1,119)	$(19,850)	$5,698
(1) Amount excludes $263 related to impairment charges and $(854) related to the gain on sale of certain assets.
(2) Amount included in Accrued Expenses on the Consolidated Balance Sheets at December 31, 2014.
12. Business Segment Information

The Company is a leading global provider of web handling products and services including machine clothing, roll coverings, roll repair and mechanical services. These goods and services are used in the production of paper, paperboard, building products and nonwoven materials and are organized into two reportable segments: machine clothing and roll covers. The machine clothing segment represents the manufacture and sale of synthetic textile belts used to transport paper along the length of papermaking machines. The roll covers segment primarily represents the manufacture and refurbishment of covers used on the steel rolls of a papermaking machine. The Company manages each of these operating segments separately.

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
Summarized financial information for the Company’s reportable segments is presented in the tables that follow for each of the three years ended December 31, 2016.

	Machine Clothing	Roll Covers	Corporate	Eliminations	Total
2016
Net sales	$286,373	$184,944	$—	$—	$471,317
Depreciation and amortization (1)	$20,452	$10,253	$2,251	$—	$32,956
Restructuring	$6,266	$3,063	$1,033	$—	$10,362
Segment earnings (loss) (2)	$75,158	$36,463	$(16,259)	$—	$95,362
Total assets	$519,176	$450,314	$315,040	$(742,617)	$541,913
Capital expenditures	$7,644	$5,118	$944	$—	$13,706
2015
Net sales	$299,991	$177,252	$—	$—	$477,243
Depreciation and amortization (1)	$18,889	$8,754	$1,607	$—	$29,250
Restructuring	$4,318	$1,833	$8,498	$—	$14,649
Segment earnings (loss) (2)	$81,843	$35,894	$(15,882)	$—	$101,855
Total assets	$441,742	$228,477	$627,121	$(746,966)	$550,374
Capital expenditures	$25,560	$17,914	$7,397	$—	$50,871
2014
Net sales	$347,003	$195,929	$—	$—	$542,932
Depreciation and amortization (1)	$23,457	$9,666	$1,169	$—	$34,292
Restructuring	$10,730	$6,835	$577	$—	$18,142
Segment earnings (loss) (2)	$88,798	$41,485	$(13,595)	$—	$116,688
Total assets	$475,945	$222,355	$661,217	$(775,244)	$584,273
Capital expenditures	$22,964	$10,918	$11,336	$—	$45,218

(1)	Depreciation and amortization excludes amortization of financing costs, included in interest expense of $3.1 million, $3.5 million, and $3.3 million for 2016, 2015 and 2014, respectively.

(2)	Prior year amounts updated to exclude impact of FX gain/loss in line with the updated Non-GAAP Adjusted EBITDA definition.

Provided below is a reconciliation of Segment Earnings (Loss) to income before provision for income taxes for each of the three years in the period ended December 31:

	2016	2015	2014
Segment earnings (loss):
Machine clothing	$75,158	$81,843	$88,798
Roll Covers	36,463	35,894	41,485
Corporate	(16,259)	(15,882)	(13,595)
Stock-based compensation	(2,612)	(3,298)	(2,548)
Inventory write-off related to closed facilities	—	(587)	—
Non-restructuring impairment charges	—	(494)	—
Pension settlement losses	—	(1,108)	—
Plant startup costs	(2,176)	(3,886)	(1,521)
Non-recurring expenses	(1,116)	(2,569)	—
Interest expense, net	(46,155)	(38,413)	(36,768)
Depreciation and amortization (1)	(32,956)	(29,250)	(34,292)
Restructuring expenses	(10,362)	(14,649)	(18,142)
Loss on debt extinguishment	(11,938)	(388)	—
Foreign exchange (loss) gain	(383)	1,872	(719)
Income before provision for income taxes	$(12,336)	$9,085	$22,698

(1) Excludes amortization of deferred finance costs that are charged to interest expense.

Information concerning principal geographic areas is set forth below. Net sales amounts are for the years ended December 31, 2016, 2015 and 2014 and property, plant and equipment amounts are as of December 31, 2016, 2015 and 2014.

	North America (1)	Europe	Asia- Pacific	Latin America (1)	Total
2016
Net sales	$182,978	$149,039	$90,171	$49,129	$471,317
Property, plant and equipment	$94,177	$91,076	$62,919	$35,929	$284,101
2015
Net sales	$179,725	$154,180	$91,471	$51,867	$477,243
Property, plant and equipment	$96,789	$100,022	$69,164	$31,108	$297,083
2014
Net sales	$202,328	$182,788	$101,596	$56,220	$542,932
Property, plant and equipment	$97,603	$113,217	$50,038	$42,760	$303,618
(1) During 2016, the Company re-aligned its geographical regions to include Mexico in the presentation of Latin America and removed from North America. The prior periods above are restated. The restatement of the prior period amounts resulted in an increase for Latin America and an equal decrease for North America of $6.2 million in Net Sales and $662 in PPE, and $5.5 million in Net Sales and $819 in PPE, respectively for 2015 and 2014.

13. Supplemental Guarantor Financial Information

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

Xerium Technologies, Inc.
Consolidating Balance Sheet
At December 31, 2016
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
ASSETS
Current assets:
Cash and cash equivalents	$1,368	$279	$11,161	$—	$12,808
Accounts receivable, net	70	18,787	49,810	—	68,667
Intercompany (payable) receivable	(410,370)	419,192	(8,822)	—	—
Inventories	—	17,356	54,577	(1,111)	70,822
Prepaid expenses	545	395	5,385	—	6,325
Other current assets	—	3,842	11,942	—	15,784
Total current assets	(408,387)	459,851	124,053	(1,111)	174,406
Property and equipment, net	8,393	67,794	207,914	—	284,101
Investments	869,508	211,897	—	(1,081,405)	—
Goodwill	—	19,614	37,169	—	56,783
Intangible assets	—	7,265	65	—	7,330
Non-current deferred tax asset	—	—	10,737	—	10,737
Other assets	—	—	8,556	—	8,556
Total assets	$469,514	$766,421	$388,494	$(1,082,516)	$541,913

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Notes payable	$—	$—	$7,328	$—	$7,328
Accounts payable	2,279	10,307	23,572	—	36,158
Accrued expenses	26,495	8,659	29,378	—	64,532
Current maturities of long-term debt	2,342	2,320	3,938	—	8,600
Total current liabilities	31,116	21,286	64,216	—	116,618
Long-term debt, net of current maturities and deferred financing costs	464,494	—	8,429	—	472,923
Liabilities under capital lease	5,830	4,627	8,779	—	19,236
Non-current deferred tax liability	1,270	—	5,887	—	7,157
Pension, other post-retirement and post-employment obligations	20,923	763	43,340	—	65,026
Other long-term liabilities	—	1,250	6,608	—	7,858
Intercompany loans	63,923	(97,953)	34,030	—	—
Total stockholders’ (deficit) equity	(118,042)	836,448	217,205	(1,082,516)	(146,905)
Total liabilities and stockholders’ equity (deficit)	$469,514	$766,421	$388,494	$(1,082,516)	$541,913

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

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive (Loss) Income
For the year ended December 31, 2016
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$172,405	$327,732	$(28,820)	$471,317
Costs and expenses:
Cost of products sold	(58)	116,369	206,165	(28,634)	293,842
Selling	970	19,916	41,924	—	62,810
General and administrative	12,409	2,698	35,956	—	51,063
Research and development	1,146	3,916	2,038	—	7,100
Restructuring	1,033	2,671	6,658	—	10,362
	15,500	145,570	292,741	(28,634)	425,177
(Loss) income from operations	(15,500)	26,835	34,991	(186)	46,140
Interest (expense) income, net	(43,543)	646	(3,258)	—	(46,155)
Loss on extinguishment of debt	(11,938)	—	—	—	(11,938)
Equity in subsidiaries income	32,444	22,602	—	(55,046)	—
Foreign exchange (loss) gain	436	(217)	(602)	—	(383)
Dividend income	14,858	3,413	—	(18,271)	—
(Loss) income before provision for income taxes	(23,243)	53,279	31,131	(73,503)	(12,336)
Provision for income taxes	1,625	(847)	(10,060)	—	(9,282)
Net (loss) income	$(21,618)	$52,432	$21,071	$(73,503)	$(21,618)
Comprehensive (loss) income	$(25,476)	$54,949	$9,426	$(73,503)	$(34,604)

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive (Loss) Income
For the year ended December 31, 2015
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$167,986	$343,024	$(33,767)	$477,243
Costs and expenses:
Cost of products sold	(290)	116,041	206,379	(33,618)	288,512
Selling	1,073	19,804	43,537	—	64,414
General and administrative	14,022	4,968	37,260	—	56,250
Research and development	921	4,526	1,957	—	7,404
Restructuring	8,498	1,537	4,614	—	14,649
	24,224	146,876	293,747	(33,618)	431,229
(Loss) income from operations	(24,224)	21,110	49,277	(149)	46,014
Interest (expense) income, net	(38,239)	3,732	(3,906)	—	(38,413)
Loss on extinguishment of debt	(388)	—	—	—	(388)
Equity in subsidiaries income	41,480	27,828	—	(69,308)	—
Foreign exchange gain (loss)	(73)	(410)	2,355	—	1,872
Dividend income	17,204	—	—	(17,204)	—
(Loss) income before provision for income taxes	(4,240)	52,260	47,726	(86,661)	9,085
Provision for income taxes	(140)	(861)	(12,464)	—	(13,465)
Net (loss) income	$(4,380)	$51,399	$35,262	$(86,661)	$(4,380)
Comprehensive (loss) income	$(1,925)	$53,194	$(4,742)	$(86,661)	$(40,134)

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive (Loss) Income
For the year ended December 31, 2014
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$184,053	$395,751	$(36,872)	$542,932
Costs and expenses:
Cost of products sold	(1,372)	126,004	239,576	(37,047)	327,161
Selling	945	20,628	51,429	—	73,002
General and administrative	8,718	8,448	39,373	—	56,539
Research and development	1,007	4,676	2,220	—	7,903
Restructuring and impairment	576	936	16,630	—	18,142
	9,874	160,692	349,228	(37,047)	482,747
(Loss) income from operations	(9,874)	23,361	46,523	175	60,185
Interest (expense) income, net	(35,016)	5,469	(7,221)	—	(36,768)
Foreign exchange (loss) gain	(827)	(215)	323	—	(719)
Equity in subsidiaries income	38,777	8,014	—	(46,791)	—
(Loss) income before provision for income taxes	(6,940)	36,629	39,625	(46,616)	22,698
Provision for income taxes	$(442)	$(135)	$(29,503)	$—	$(30,080)
Net (loss) income	$(7,382)	$36,494	$10,122	$(46,616)	$(7,382)
Comprehensive (loss) income	$(20,810)	$36,072	$(31,914)	$(46,616)	$(63,268)

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows
For the year ended December 31, 2016
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net (loss) income	$(21,618)	$52,432	$21,071	$(73,503)	$(21,618)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock-based compensation	2,612	—	—	—	2,612
Depreciation	2,250	8,188	21,677	—	32,115
Amortization of other intangibles	—	747	94	—	841
Deferred financing cost amortization	2,967	—	96	—	3,063
Unrealized foreign exchange gain on revaluation of debt	(3,267)	—	—	—	(3,267)
Deferred taxes	(1,707)	—	1,926	—	219
(Gain) loss on disposition of property and equipment	—	30	20	—	50
Provision for doubtful accounts	—	(57)	332	—	275
Loss on extinguishment of debt	11,938	—	—	—	11,938
Undistributed equity in earnings of subsidiaries	(32,444)	(22,602)	—	55,046	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(50)	2,461	(734)	—	1,677
Inventories	—	256	3,304	186	3,746
Prepaid expenses	(34)	907	(541)	—	332
Other current assets	—	713	(1,997)	—	(1,284)
Accounts payable and accrued expenses	15,635	(3,513)	(7,618)	—	4,504
Deferred and other long-term liabilities	136	780	390	—	1,306
Intercompany loans	299,828	(305,386)	5,558	—	—
Net cash (used in) provided by operating activities	276,246	(265,044)	43,578	(18,271)	36,509
Investing activities
Capital expenditures	(944)	(2,907)	(9,855)	—	(13,706)
Intercompany property and equipment transfers, net	26	42	(68)	—	—
Proceeds from disposals of property and equipment	—	5	112	—	117
Acquisition of business, net of cash acquired	—	(16,225)	—	—	(16,225)
Net cash used in investing activities	(918)	(19,085)	(9,811)	—	(29,814)
Financing activities
Increase in notes payable	—	—	1,121	—	1,121
Proceeds from borrowings	557,032	—	8,521	—	565,553
Principal payments on debt	(532,249)	—	(7,462)	—	(539,711)
Payment of deferred financing fees	(23,567)	—	71	—	(23,496)
Payment of obligations under capital leases	(1,428)	(2,137)	(385)	—	(3,950)
Dividends paid	—	(14,858)	(3,413)	18,271	—
Intercompany loans	(275,010)	301,405	(26,395)	—	—
Employee taxes paid on equity awards	(1,843)	—	—	—	(1,843)
Net cash provided by (used in) financing activities	(277,065)	284,410	(27,942)	18,271	(2,326)
Effect of exchange rate changes on cash flows	—	—	(1,400)	—	(1,400)
Net increase (decrease) in cash	(1,737)	281	4,425	—	2,969
Cash and cash equivalents at beginning of period	3,105	(2)	6,736	—	9,839
Cash and cash equivalents at end of period	$1,368	$279	$11,161	$—	$12,808

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows
For the year ended December 31, 2015
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net (loss) income	$(4,380)	$51,399	$35,262	$(86,661)	$(4,380)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock-based compensation	3,007	—	291	—	3,298
Depreciation	1,545	7,180	20,227	—	28,952
Amortization of other intangibles	—	275	23	—	298
Deferred financing cost amortization	3,367	—	95	—	3,462
Unrealized foreign exchange gain on revaluation of debt	(3,426)	—	—	—	(3,426)
Deferred taxes	(196)	—	(2,589)	—	(2,785)
Asset impairment	61	421	1,054	—	1,536
(Gain) loss on disposition of property and equipment	4	(45)	(1,342)		(1,383)
Pension settlement losses	—	1,108	—	—	1,108
Loss on extinguishment of debt	388	—	—	—	388
Provision for doubtful accounts	—	266	851	—	1,117
Undistributed equity in earnings of subsidiaries	(41,480)	(27,828)	—	69,308	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	29	3,508	1,697	—	5,234
Inventories	—	2,615	220	150	2,985
Prepaid expenses	36	139	582	—	757
Other current assets	—	(620)	(2,599)	—	(3,219)
Accounts payable and accrued expenses	2,105	2,254	941	—	5,300
Deferred and other long-term liabilities	459	1,282	(7,696)	—	(5,955)
Intercompany loans	(14,972)	(6,050)	21,022	—	—
Net cash (used in) provided by operating activities	(53,453)	35,904	68,039	(17,203)	33,287
Investing activities
Capital expenditures	(7,396)	(11,788)	(31,687)	—	(50,871)
Intercompany property and equipment transfers, net	8,588	(1,568)	(7,020)	—	—
Proceeds from disposals of property and equipment	157	117	2,992	—	3,266
Net cash provided by (used) in investing activities	1,349	(13,239)	(35,715)	—	(47,605)
Financing activities
Proceeds from borrowings	73,094	4,076	22,778	—	99,948
Increase in notes payable	—	—	6,759	—	6,759
Principal payments on debt	(75,318)	—	(12,740)	—	(88,058)
Payment of obligations under capital leases	(597)	(708)	(108)	—	(1,413)
Payment of deferred financing fees	(893)	—	231	—	(662)
Dividends paid	—	(15,410)	(1,793)	17,203	—
Intercompany loans	54,942	(10,610)	(44,332)	—	—
Other financing activities	5,500	—	(5,500)	—	—
Employee taxes paid on equity awards	(2,124)	—	—	—	(2,124)
Net cash provided by (used in) financing activities	54,604	(22,652)	(34,705)	17,203	14,450
Effect of exchange rate changes on cash flows	—	—	190	—	190
Net increase (decrease) in cash	2,500	13	(2,191)	—	322
Cash and cash equivalents at beginning of period	605	(15)	8,927	—	9,517
Cash and cash equivalents at end of period	$3,105	$(2)	$6,736	$—	$9,839

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows
For the year ended December 31, 2014
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net (loss) income	$(7,382)	$36,494	$10,122	$(46,616)	$(7,382)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock-based compensation	2,295	—	253	—	2,548
Depreciation	1,168	7,102	24,482	—	32,752
Amortization of other intangibles	—	1,430	110	—	1,540
Deferred financing cost amortization	3,227	—	76	—	3,303
Unrealized foreign exchange gain on revaluation of debt	(259)	—	—	—	(259)
Deferred taxes	330	—	(5,187)	—	(4,857)
Asset impairment	—	—	136	—	136
(Gain) loss on disposition of property and equipment	—	100	(1,136)	—	(1,036)
Provision for doubtful accounts	—	67	207	—	274
Undistributed equity in earnings of subsidiaries	(38,777)	(8,014)	—	46,791	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(50)	(237)	(3,174)	—	(3,461)
Inventories	—	14	(8,848)	(175)	(9,009)
Prepaid expenses	(148)	(534)	(155)	—	(837)
Other current assets	514	(297)	(3,495)	—	(3,278)
Accounts payable and accrued expenses	(747)	(27)	3,313	—	2,539
Deferred and other long-term liabilities	(666)	28	(3,501)	—	(4,139)
Intercompany loans	(5,785)	2,928	2,857	—	—
Net cash (used in) provided by operating activities	(46,280)	39,054	16,060	—	8,834
Investing activities
Capital expenditures	(11,336)	(6,259)	(27,623)	—	(45,218)
Intercompany property and equipment transfers, net	17,290	(101)	(17,189)	—	—
Proceeds from disposals of property and equipment	—	79	3,351	—	3,430
Other investing activities	(26,100)	25,600	500	—	—
Net cash provided by (used) in investing activities	(20,146)	19,319	(40,961)	—	(41,788)
Financing activities
Proceeds from borrowings	85,463	—	16,696	—	102,159
Increase in notes payable	—	—	(7,168)	—	(7,168)
Principal payments on debt	(56,743)	(12)	(15,198)	—	(71,953)
Payment of obligations under capital leases	(511)	(310)	—	—	(821)
Payment of deferred financing fees	(729)	—	(795)	—	(1,524)
Intercompany loans	54,423	(58,056)	3,633	—	—
Other financing activities	(17,050)	—	17,050	—	—
Employee taxes paid on equity awards	(1,942)	—	—	—	(1,942)
Net cash provided by (used in) financing activities	62,911	(58,378)	14,218	—	18,751
Effect of exchange rate changes on cash flows	—	—	(1,996)	—	(1,996)
Net increase (decrease) in cash	(3,515)	(5)	(12,679)	—	(16,199)
Cash and cash equivalents at beginning of period	4,120	(10)	21,606	—	25,716
Cash and cash equivalents at end of period	$605	$(15)	$8,927	$—	$9,517

14. Comprehensive Loss and Accumulated Other Comprehensive Loss
Comprehensive loss for the years ended December 31, 2016 and 2015 is as follows (net of taxes):

	Years Ended December 31,
	2016	2015
Net loss	$(21,618)	$(4,380)
Foreign currency translation adjustments	(9,299)	(46,968)
Pension liability changes under Topic 715	(3,687)	11,057
Change in value of derivative instruments	—	157
Comprehensive loss	$(34,604)	$(40,134)

The components of accumulated other comprehensive loss for the year ended December 31, 2016 are as follows (net of tax benefits of $1.0 million in 2016.)

	Foreign Currency Translation Adjustment	Pension Liability Changes Under Topic 715	Change in Value of Derivative Instruments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2015	$(85,982)	$(35,759)	$49	$(121,692)
Other comprehensive loss before reclassifications	(9,299)	(5,636)	—	(14,935)
Amounts reclassified from other comprehensive (loss) income:
Amortization of actuarial losses	—	1,949	—	1,949
Net current period other comprehensive (loss) income	(9,299)	(3,687)	—	(12,986)
Balance at December 31, 2016	$(95,281)	$(39,446)	$49	$(134,678)

15. Business Acquisitions

On May 4, 2016, the Company acquired certain assets and liabilities of JJ Plank Corporation/Spencer Johnston (“Spencer Johnston”), a spreader roll company headquartered in Neenah, Wisconsin for an adjusted purchase price of $17.6 million. This acquisition adds diversity to the Company's growing rolls business in North America and expands its current product offerings, service capabilities and markets served, strengthens its financial profile and grows its customer base. The Company acquired all of the assets and assumed certain liabilities of Spencer Johnston.

Because the transaction was completed on May 4, 2016, the final purchase price allocation at the acquisition date was subject to change with respect to closing date working capital balances and other post-closing adjustments. The measurement period remains open as of December 31, 2016.
The adjusted purchase price of $17.6 million resulted in net assets acquired other than goodwill of $15.7 million and goodwill of $1.9 million. All of the goodwill is allocated to the Rolls Covers business segment. The Company made $0.9 million in goodwill reductions during the quarter ending September 30, 2016, a $0.5 million inventory valuation adjustment, and a $0.4 million working capital purchase price adjustment.
Goodwill represents the excess purchase price over the fair values of assets acquired and liabilities assumed. The goodwill was generated by the synergies the transaction provides.
The Company incurred roughly $0.8 million of transaction related expenses during the year ended December 31, 2016. These expenses were charged to SG&A expense in the period incurred.

16. Quarterly Financial Data (Unaudited)

The following table presents our unaudited consolidated statements of operations data for each quarter in the two years ended December 31, 2016. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been made to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the notes thereto appearing elsewhere in this document. These operating results are not necessarily indicative of the results of operations that may be expected for any future period.

	For the Three Months Ended
	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	Mar. 31, 2015
			(in thousands, except per share data)
Net sales	$113,188	$119,191	$123,973	$114,965	$115,347	$117,739	$123,128	$121,029
Costs and expenses:
Cost of products sold	71,247	75,385	75,782	71,428	71,099	71,252	73,686	72,476
Selling	15,538	15,816	15,735	15,721	15,770	15,889	16,429	16,326
General and administrative	13,486	12,644	13,427	11,507	15,987	14,370	12,045	13,846
Research and development	1,829	1,786	1,545	1,940	1,709	1,841	1,892	1,962
Restructuring	2,259	2,493	2,777	2,832	1,916	5,001	5,509	2,224
Total operating costs and expenses	104,359	108,124	109,266	103,428	106,481	108,353	109,561	106,834
Income from operations	8,829	11,067	14,707	11,537	8,866	9,386	13,567	14,195
Other income (expense):
Interest expense, net	(12,940)	(12,216)	(10,658)	(10,341)	(10,269)	(9,775)	(8,705)	(9,664)
Loss on extinguishment of debt	(202)	(11,736)	—	—	(388)	—	—	—
Foreign exchange (loss) gain	94	(429)	(72)	24	(278)	2,059	(885)	977
Income before (provision) benefit for income taxes	(4,219)	(13,314)	3,977	1,220	(2,069)	1,670	3,977	5,508
(Provision) benefit for income taxes	(4,725)	(25)	(1,867)	(2,665)	(4,256)	(755)	(4,680)	(3,775)
Net (loss) income	$(8,944)	$(13,339)	$2,110	$(1,445)	$(6,325)	$915	$(703)	$1,733
Comprehensive (loss) income	$(37,497)	$(10,988)	$6,507	$7,373	$(6,428)	$(11,012)	$6,704	$(29,398)
Net (loss) income per common share—basic	$(0.55)	$(0.83)	$0.13	$(0.09)	$(0.40)	$0.06	$(0.05)	$0.11
Net (loss) income per common share—diluted	$(0.55)	$(0.83)	$0.13	$(0.09)	$(0.40)	$0.06	$(0.05)	$0.11

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1(1)*	Joint Prepackaged Plan of Reorganization, as confirmed by the bankruptcy court on May 12, 2010.
2.2(2)	Confirmation Order, dated May 12, 2010.
3.1(3)	Second Amended and Restated Certificate of Incorporation of Xerium Technologies, Inc.
3.2(4)	Amended and Restated By-Laws of Xerium Technologies, Inc.
4.1(5)	Form of Stock Certificate.
4.2(6)	Dividend Reinvestment Plan.
4.3(7)	Indenture among the Company, the guarantor parties thereto and U.S. Bank National Association as Trustee, dated August 9, 2016.
4.4(8)	Form of 9.500% Senior Secured Notes due 2021 (included in exhibit 4.3).
4.5(9)	Pledge and Security Agreement among the Company, the grantor parties thereto and U.S. Bank National Association as Collateral Agent, dated August 9, 2016.
10.1(10)	Director Nomination Agreement entered into by and among the Company, Carl Marks Strategic Investments, L.P., and Carl Marks Strategic Opportunities Fund, L.P., dated May 25, 2010.
10.2(11)+	Amendment No. 1 to 2010 Equity Incentive Plan.
10.3(12)+	Amendment No. 2 to 2010 Equity Incentive Plan.
10.4(13)+	Form of Independent Director Indemnification Agreement entered into between the Registrant and certain independent directors.
10.5(14)+	Directors’ Deferred Stock Unit Plan.
10.6(15)+	Employment Agreement with Harold C. Bevis.
10.7(16)+	Restricted Stock Unit Agreement with Harold C. Bevis.
10.8(17)+	Option Agreement with Harold C. Bevis.
10.9(18)+	Employment Agreement with Clifford E. Pietrafitta.
10.10(19)+	Amended and Restated Employment Agreement with David Pretty.
10.11(20)+	Amendment to Amended and Restated Employment Agreement with David Pretty.
10.12(21)+	Amendment No. 3 to Employment Agreement with David Pretty.
10.13(22)+	Employment Agreement with Eduardo Fracasso.
10.14(23)+	Employment Agreement with Kevin McDougall.
10.15(24)+	Amendment to Employment Agreement with Kevin McDougall.
10.16(25)+	Form of December 2011 Amendment to Employment Agreements with senior executive officers.
10.17(26)+	Employment Agreement with Michael Bly.
10.18(27)+	Employment Agreement with William Butterfield.
10.19(28)+	Form of 2014 Management Incentive Plan
10.20(29)+	Employment Agreements with Wern-Lirn "Paul" Wang
10.21(30)+	2014-2016 Executive Long Term Incentive Plan and Form of Agreement
10.22(31)+	Form of 2015 Management Incentive Plan Award Agreement
10.23(32)+	Form of 2015 Long Term Incentive Plan Award Agreement
10.24(33)	Translated version of Fixed Asset Loan Agreement by and between Xerium China, Co., Ltd and Industrial and Commercial Bank of China Limited, Shanghai-Jingan Branch dated July 17, 2015.
10.25(34)	Translated version of Guarantee Agreement between Stowe Woodward (Changzhou) Roll Technologies Co. Ltd. and Industrial and Commercial Bank of China Limited, Shanghai-Jingan Branch dated July 17, 2015.
10.26(35)	Translated version of Guarantee Agreement between Xerium Asia Pacific (Shanghai) Limited and Industrial and Commercial Bank of China Limited, Shanghai-Jingan Branch dated July 17, 2015.
10.27(36)	Revolving Credit and Guarantee Agreement, dated as of November 3, 2015
10.28(37)	Amendment No. 1 to Revolving Credit and Guarantee Agreement, dated as of February 19, 2016
10.29(38)	Amendment No. 2 to Revolving Credit and Guarantee Agreement, dated as of August 9, 2016
10.30(39)	Amendment No. 3 to Revolving Credit and Guarantee Agreement, dated as of November 30, 2016
10.31(40)	2016-2018 Executive Long Term Incentive Plan and Form of Agreement

Exhibit No.	Description of Exhibit
10.32(41)+	2016 Management Incentive Compensation Award Agreement
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2010, and incorporated herein by reference.
(2)	Filed as Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2010, and incorporated herein by reference.
(3)	Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(4)	Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2015, and incorporated herein by reference.
(5)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(6)	Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on February 20, 2007, and incorporated herein by reference.
(7)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 9, 2016, and incorporated herein by reference.
(8)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 9, 2016, and incorporated herein by reference.
(9)	Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 9, 2016, and incorporated herein by reference.
(10)	Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(11)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2011, and incorporated herein by reference.
(12)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2013, and incorporated herein by reference.
(13)	Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2008, and incorporated herein by reference.
(14)	Filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011 and incorporated herein by reference.
(15)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2012, and incorporated herein by reference.
(16)	Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2012, and incorporated herein by reference.
(17)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2012, and incorporated herein by reference.
(18)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011, and incorporated herein by reference.

(19)	Filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2009, and incorporated herein by reference.
(20)	Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011, and incorporated herein by reference.
(21)	Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2012, and incorporated herein by reference.
(22)	Filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K filed on March 26, 2010, and incorporated herein by reference.
(23)	Filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2010, and incorporated herein by reference.
(24)	Filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011, and incorporated herein by reference.
(25)	Filed as Exhibit 10.56 to the Registrant’s Registration Statement on Form S-4 filed on December 22, 2011, and incorporated herein by reference.
(26)	Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2013, and incorporated herein by reference.
(27)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2013, and incorporated herein by reference.
(28)	Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 8, 2014, and incorporated herein by reference.
(29)	Filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 8, 2014, and incorporated herein by reference.
(30)	Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 5, 2014, and incorporated herein by reference.
(31)	Filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 11, 2015, and incorporated herein by reference.
(32)	Filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on May 11, 2015, and incorporated herein by reference.
(33)	Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 22, 2015, and incorporated herein by reference.
(34)	Filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 22, 2015, and incorporated herein by reference.
(35)	Filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on July 22, 2015, and incorporated herein by reference.
(36)	Filed as Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K filed on March 14, 2016, and incorporated herein by reference.
(37)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 27, 2016, and incorporated herein by reference.
(38)	Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on October 27, 2016, and incorporated herein by reference.
(39)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2016, and incorporated herein by reference.
(40)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2016, and incorporated herein by reference.
+	Management contract or compensatory arrangement or plan.
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

XERIUM TECHNOLOGIES, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS
For the years ended:

	Balance at Beginning of Year	Charged to Cost and Expense	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year

2016	$5,184	$275	$27	$(1,866)	$3,620
2015	$5,002	$1,117	$(641)	$(294)	$5,184
2014	$5,553	$274	$(579)	$(246)	$5,002

ALLOWANCE FOR SALES RETURNS
For the years ended:

	Balance at Beginning of Year	Charged to Revenue	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year

2016	$4,036	$2,258	$139	$(2,274)	$4,159
2015	$5,052	$2,173	$(687)	$(2,502)	$4,036
2014	$7,074	$5,453	$(6,937)	$(538)	$5,052

ALLOWANCE FOR CUSTOMER REBATES
For the years ended:

	Balance at Beginning of Year	Charged to Revenue	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year

2016	$1,685	$36	$(20)	$(619)	$1,082
2015	$1,595	$1,296	$(101)	$(1,105)	$1,685
2014	$1,314	$1,009	$(129)	$(599)	$1,595

INCOME TAX VALUATION ACCOUNT
For the years ended:

	Balance at Beginning of Year	Charged to (Credited to) Income Tax Provision	Effect of Foreign Currency Translation (1)	Deduction from Reserves	Balance at End of Year

2016	$94,330	$6,473	$(1,982)	$(962)	$97,859
2015	$102,795	$2,422	$(8,932)	$(1,955)	$94,330
2014	$99,859	$7,519	$2,042	$(6,625)	$102,795

(1) This includes amounts recorded to accumulated other comprehensive income (loss).