Form 10-Q
period 2017-03-31
XERIUM TECHNOLOGIES INC
filed 2017-05-03
CIK 1287151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________
FORM 10-Q
________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
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
 ________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒	Smaller reporting company	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 2, 2017 was 16,167,949.

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

Xerium Technologies, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands and unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$10,138	$12,808
Accounts receivable, net	74,666	68,667
Inventories, net	73,997	70,822
Prepaid expenses	5,658	6,325
Other current assets	17,733	15,784
Total current assets	182,192	174,406
Property and equipment, net	288,009	284,101
Goodwill	58,064	56,783
Intangible assets	7,694	7,330
Non-current deferred tax asset	12,810	10,737
Other assets	8,350	8,556
Total assets	$557,119	$541,913
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$7,596	$7,328
Accounts payable	42,261	36,158
Accrued expenses	52,549	64,532
Current maturities of long-term debt	9,403	8,600
Total current liabilities	111,809	116,618
Long-term debt, net of current maturities	483,981	472,923
Liabilities under capital leases	18,216	19,236
Non-current deferred tax liability	8,442	7,157
Pension, other post-retirement and post-employment obligations	65,183	65,026
Other long-term liabilities	9,056	7,858
Commitments and contingencies
Stockholders’ deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value, 20,000,000 shares authorized; 16,167,949 and 16,152,946 shares outstanding as of March 31, 2017 and December 31, 2016, respectively	16	16
Paid-in capital	431,354	430,823
Accumulated deficit	(445,900)	(443,066)
Accumulated other comprehensive loss	(125,038)	(134,678)
Total stockholders’ deficit	(139,568)	(146,905)
Total liabilities and stockholders’ deficit	$557,119	$541,913

Xerium Technologies, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share data and unaudited)

	Three Months Ended March 31,
	2017	2016
Net Sales	$119,866	$114,965
Costs and expenses:
Cost of products sold	72,370	71,428
Selling	15,674	15,721
General and administrative	12,654	11,507
Research and development	1,744	1,940
Restructuring	3,164	2,832
	105,606	103,428
Income from operations	14,260	11,537
Interest expense, net	(13,263)	(10,341)
Loss on extinguishment of debt	(25)	—
Foreign exchange (loss) gain	(1,125)	24
(Loss) income before provision for income taxes	(153)	1,220
Provision for income taxes	(2,681)	(2,665)
Net loss	$(2,834)	$(1,445)
Comprehensive income	$6,806	$7,373
Net loss per share:
Basic	$(0.18)	$(0.09)
Diluted	$(0.18)	$(0.09)
Shares used in computing net loss per share:
Basic	16,153,113	15,789,991
Diluted	16,153,113	15,789,991

Xerium Technologies, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands and unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(2,834)	$(1,445)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	531	592
Depreciation	7,819	7,900
Amortization of intangible assets	273	94
Deferred financing cost amortization	899	756
Foreign exchange loss on revaluation of debt	627	1,120
Deferred taxes	10	155
(Gain) loss on disposition of property and equipment	(49)	17
Loss on extinguishment of debt	25	—
Provision (benefit) for doubtful accounts	41	(72)
Change in assets and liabilities which (used) provided cash:
Accounts receivable	(4,153)	(2,130)
Inventories	(1,136)	2,232
Prepaid expenses	783	(621)
Other current assets	(1,785)	1,024
Accounts payable and accrued expenses	(7,334)	4,689
Deferred and other long-term liabilities	(940)	792
Net cash (used in) provided by operating activities	(7,223)	15,103
Investing activities
Capital expenditures	(5,285)	(3,550)
Proceeds from disposals of property and equipment	216	20
Net cash used in investing activities	(5,069)	(3,530)
Financing activities
Proceeds from borrowings	40,476	13,313
Principal payments on debt	(29,693)	(16,439)
Payment of financing fees	(170)	(98)
Payment of obligations under capital leases	(1,520)	(673)
Employee taxes paid on equity awards	—	(1,029)
Net cash provided by (used in) financing activities	9,093	(4,926)
Effect of exchange rate changes on cash flows	529	(1,036)
Net (decrease) increase in cash	(2,670)	5,611
Cash and cash equivalents at beginning of period	12,808	9,839
Cash and cash equivalents at end of period	$10,138	$15,450

Noncash capitalized lease asset and liability	$—	$1,259

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
Basis of Presentation
The accompanying unaudited condensed consolidated interim financial statements at March 31, 2017 and for the three months ended March 31, 2017 and 2016 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2016 as reported on the Company's Annual Report on Form 10-K filed on March 1, 2017.
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
The components of inventories are as follows at:

	March 31, 2017	December 31, 2016
Raw materials	$14,706	$14,089
Work in process	27,205	25,879
Finished goods (includes consigned inventory of $6,985 at March 31, 2017 and $6,673 at December 31, 2016)	38,866	37,155
Inventory allowances	(6,780)	(6,301)
	$73,997	$70,822
Goodwill
The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other Intangible Assets (“Topic 350”). Topic 350 requires that goodwill and intangible assets that have indefinite lives not be amortized, but instead, must be tested for impairment at least annually or whenever events or business conditions warrant. During the three months ended March 31, 2017, the Company evaluated events and business conditions to determine if a test for an impairment of goodwill was warranted. No such events or business conditions took place during this period, therefore no test was determined to be warranted at March 31, 2017.
Warranties

The Company offers warranties on certain roll products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The Company estimates the costs that may be incurred under its warranties and records a liability in Accrued Expenses on its Consolidated Balance Sheet for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. The table below represents the changes in the Company’s warranty liability for the three months ended March 31, 2017 and 2016:

	Beginning Balance	Charged to Cost of Sales	Effect of Foreign Currency Translation	Deduction from Reserves	Ending Balance
Three Months Ended March 31, 2017:	$2,203	$235	$30	$(179)	$2,289
Three Months Ended March 31, 2016:	$2,175	$477	$34	$(189)	$2,497

Net Loss Per Common Share
Net loss per common share has been computed and presented pursuant to the provisions of ASC Topic 260, Earnings per Share (“Topic 260”). Net loss per share is based on the weighted-average number of shares outstanding during the period. As of March 31, 2017 and 2016, the Company had outstanding restricted stock units (“RSUs”), deferred stock units (“DSUs”) and options.
The following table sets forth the computation of basic and diluted weighted-average shares:

	Three Months Ended March 31,
	2017	2016
Weighted-average common shares outstanding–basic	16,153,113	15,789,991
Dilutive effect of stock-based compensation awards outstanding	—	—
Weighted-average common shares outstanding–diluted	16,153,113	15,789,991
The following table sets forth the aggregate of the potentially dilutive securities that were outstanding in the three months ended March 31, 2017 and 2016, but were not included in the computation of diluted earnings per share because the impact would have been anti-dilutive:

	Three Months Ended March 31,
	2017	2016
Anti-dilutive securities	902,988	738,294
Impairment
The Company reviews its long-lived assets that have finite lives for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment (“Topic 360”). This topic requires that companies evaluate the fair value of long-lived assets based on the anticipated undiscounted future cash flows to be generated by the assets when indicators of impairment exist to determine if there is impairment to the carrying value. Any change in the carrying amount of an asset as a result of the Company's evaluation has been recorded in either restructuring expense, if it was a result of the Company's restructuring activities, or general and administrative expense for all other impairments in the consolidated statements of operations. For the three months ended March 31, 2017 and 2016, the Company had no impairment charges included in restructuring expense.

New Accounting Pronouncements

In March 2017, the FASB issued Accounting Standards Update No 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). ASU 2017-07 will change how employers that sponsor defined benefit pension and/or other post-retirement benefit plans present the net periodic benefit cost in the income statement. Employers will present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Employers will present the other components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. These components will not be eligible for capitalization in assets. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods therein. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The guidance provides a practical expedient for disaggregating the service cost component and other components for comparative periods. The Company is in the process of evaluating this accounting standard update.

In January 2017, the FASB issued Accounting Standards Update No 2017-04, Intangibles—Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today’s two-step impairment test under Accounting Standards Codification (ASC) 350. The FASB issued new guidance that eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of today’s goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on today’s Step 1). The standard has tiered effective dates, starting in 2020 for calendar-year public business entities that meet the definition of an SEC filer. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is in the process of evaluating this accounting standard update.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"). ASU 2016-16 eliminates the exception to the principle in ASC 740, for all intra-entity sales of assets other than inventory, to be deferred, until the transferred asset is sold to a third party or otherwise recovered through use. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update No 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 clarifies how entities should classify certain cash receipts and cash payments in the statement of cash flows and amends certain disclosure requirements of ASC 230. The guidance will generally be applied retrospectively and is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. For all other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company is in the process of evaluating this accounting standard update.

In March of 2016, the FASB issued Accounting Standards Update No 2016-09 Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 will change certain aspects of accounting for share-based payments to employees. The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 is required to be adopted in January of 2017. The Company early adopted this standard at June 30, 2016. As of March 31, 2017, the adoption of the standard has resulted in the re-classification of $1.0 million of employee taxes paid on equity awards as a financing activity in the statement of cash flows, for the three months ended March 31, 2016. The remaining provisions of ASU 2016-09 did not have a material impact on the accompanying condensed consolidated financial statements.

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

In July of 2015, the FASB issued Accounting Standards Update Inventory ("ASU 2015-11"). ASU 2015-11 applies only to first-in, first-out (FIFO) and average cost inventory costing methods and will reduce costs and increase comparability for these methods. There will be no change for last-in, first-out, (LIFO) or retail inventory methods as the costs of transitioning to a new method would outweigh the benefits due to the complexity of these methods. Under this ASU, inventory should be measured at the lower of cost and net realizable value (selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation). When the net realizable value of inventory is less than its cost, the difference will be recognized as a loss in earnings in the period in which it occurs. This ASU more closely aligns the measurement of inventory under GAAP with International Financial Reporting Standards guidance. The amendments are effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and for other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively, and early application is permitted as of the beginning of an interim or annual reporting period. The Company implemented this standard during the first quarter of 2016. The provisions of ASU 2015-11 did not have an impact to the financial statements.

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

2. Business Acquisitions
On May 4, 2016, the Company acquired certain assets and liabilities of JJ Plank Corporation/Spencer Johnston (“Spencer Johnston”), a spreader roll company headquartered in Neenah, Wisconsin for an adjusted purchase price of $17.6 million. This acquisition expands the Company's current rolls product offerings, service capabilities and markets served, strengthens its financial profile and grows its customer base. The Company acquired all of the assets and assumed certain liabilities of Spencer Johnston.

Because the transaction was completed on May 4, 2016, the final purchase price allocation at the acquisition date was subject to change with respect to closing date working capital balances and other post-closing adjustments. The measurement period remains open as of March 31, 2017.
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
Cash Flow Hedges of Interest Rate Risk
From time to time, the Company uses interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements. However, at March 31, 2017, the Company had no interest rate derivatives.
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
As of March 31, 2017 and December 31, 2016, the Company had outstanding derivatives that were not designated as hedges in qualifying hedging relationships. The value of these contracts is recognized at fair value based on market exchange forward rates and is recorded in other assets or other liabilities on the Consolidated Balance Sheets. The following represents the fair value of these derivatives at March 31, 2017 and December 31, 2016 and the change in fair value included in foreign exchange gain (loss) in the three months ended March 31, 2017 and 2016:

	March 31, 2017	December 31, 2016
Fair value of derivative (liability)	$(79)	$(1,461)
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Change in fair value of derivative included in foreign exchange (loss) gain	$145	$1,170

The following represents the notional amounts of foreign exchange forward contracts at March 31, 2017:

	Notional Sold	Notional Purchased
Non-designated hedges of foreign exchange risk	$—	$(987)
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

4. Long term Debt
At March 31, 2017 and December 31, 2016, long term debt consisted of the following:

	March 31, 2017	December 31, 2016
Notes (Secured), payable semi-annually–U.S. Dollar denominated interest rate fixed at 9.50%. Sold at a price equal to 98.54% of their face value. Matures August of 2021.	$480,000	$480,000
Notes payable, working capital loan, variable interest rate at 2.05%. Matures June 30, 2017, with one-year rollover option.	7,596	7,328
Fixed asset loan contract, variable interest rate of 5.78%. Matures June of 2020.	7,590	7,511
Other debt	21,593	10,448
Total debt (excluding long-term capital leases and deferred finance fees)	516,779	505,287
Less deferred financing costs and debt discount	(15,799)	(16,436)
Less current maturities of long term debt and notes payable	(16,999)	(15,928)
Total long term debt	$483,981	$472,923
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
The Company used the net proceeds from the offering to repay all amounts outstanding under its then existing term loan credit facility, to redeem all of its 8.875% Senior Notes due 2018 at a redemption price equal to 102.219% of the principal amount thereof, together with accrued and unpaid interest, to the date of redemption, to pay fees and expenses relating to these transactions, and for working capital and other general corporate purposes.
As of March 31, 2017, an aggregate of $25.3 million is available for additional borrowings under the $55.0 million Revolving Credit and Guaranty Agreement ("ABL Facility"). This availability represents $39.4 million under the ABL revolver that is currently collateralized by certain assets of the Company, less $14.1 million of that facility committed for letters of credit or additional borrowings. In addition, the Company had approximately $3.2 million available for borrowings under other small lines of credit.
On May 17, 2013, the Company entered into a Credit and Guaranty Agreement for $200.0 million (increased to $230 million on August 18, 2016) term loan credit facility (the “Term Credit Facility”), net of a discount of $1.0 million, among the Company, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions. This facility was repaid with proceeds from the 9.5% senior secured notes.
On May 17, 2013, the Company also entered into a Revolving Credit and Guaranty Agreement originally for a $40.0 million asset-based revolving credit facility subject to a borrowing base among Xerium Technologies, Inc., as a US borrower, Xerium Canada Inc., as Canadian borrower, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions (the "Domestic Revolver"). On March 3, 2014, the Company entered into an amendment to the Revolving Credit and Guaranty Agreement (as amended, the “old ABL Facility,” and collectively with the Term Credit Facility, the “Credit Facility”), increasing the aggregate availability under the old ABL Facility to $55 million. On November 3, 2015, the Company refinanced the old ABL Facility and entered into the ABL Facility with one of its existing ABL lenders. The amount of the ABL Facility continues to provide aggregate availability of $55 million and the collateral pledged thereunder has remained the same. The ABL Facility matures in November of 2020 and accrues interest at either an Alternative Base rate (Prime plus 75 bps) or Fixed LIBOR (LIBOR +175 bps). As of March 31, 2017 these rates were 4.75% and 2.78%, respectively.
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
On July 17, 2015 (the "Closing Date"), Xerium China, Co., Ltd. ("Xerium China"), a wholly-owned subsidiary of the Company entered into and closed a Fixed Assets Loan Contract (the "Loan Agreement") with the Industrial and Commercial Bank of China Limited, Shanghai-Jingan Branch (the “Bank”) with respect to a RMB 58.5 million loan, which was approximately 9.4 million USD on July 17, 2015. The loan is secured by pledged machinery and equipment of Xerium China and guaranteed by Xerium Asia Pacific (Shanghai) Limited and Stowe Woodward (Changzhou) Roll Technologies Co. Ltd., which are wholly-owned subsidiaries of the Company, pursuant to guarantee agreements (the "Guarantee Agreements"). Interest on the outstanding principal balance of the loan accrues at a benchmark rate plus a margin. The current interest rate at March 31, 2017 is approximately 5.8%. The interest rate will be adjusted every 12 months during the term of the loan, based on the benchmark interest rate adjustment. Interest under the loan is payable quarterly in arrears. Principal on the loan is to be repaid in part every six months following the Closing Date, in accordance with a predetermined schedule set forth in the Loan Agreement. Proceeds of the Loan will be used by Xerium China to purchase production equipment. The Loan Agreement contains certain customary representations and warranties and provisions relating to events of default.
On May 26, 2011, the Company completed a refinancing transaction, which replaced certain of its then outstanding indebtedness with $240 million aggregate principal amount of 8.875% senior unsecured notes. The notes were repaid with proceeds from the 9.5% Senior Secured Notes.

As of March 31, 2017, the carrying value of the Company’s long term debt was $499.8 million (excluding deferred financing costs) and its fair value was approximately $510.0 million. The Company determined the fair value of its debt utilizing significant other observable inputs (Level 2 of the fair value hierarchy).

Long-term Capitalized Lease Liabilities

As of March 31, 2017, the Company had long-term capitalized lease liabilities totaling $18.2 million. These amounts represent the lease on the corporate headquarters and the Kunshan, China facility, as well as other leases for software, vehicles and machinery and equipment.
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
For the three months ended March 31, 2017, the provision for income taxes was $2.7 million as compared to $2.7 million for the three months ended March 31, 2016. The slight increase in tax expense in the three months ended March 31, 2017 was primarily attributable to the geographic mix of earnings. Generally, the provision for income taxes is primarily impacted by income earned in tax paying jurisdictions relative to income earned in non-tax paying jurisdictions. The majority of income recognized for purposes of computing the effective tax rate is earned in countries where the statutory income tax rates range from 15.0% to 35.4%; however, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. The Company generates losses in certain jurisdictions for which no tax benefit is realized, as the deferred tax assets in these jurisdictions (including the net operating losses) are fully reserved in the valuation allowance. For this reason, the Company recognizes minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States and Australia. Due to these reserves, the geographic mix of the Company’s pre-tax earnings has a direct correlation with how high or low its annual effective tax rate is relative to consolidated earnings.
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
As of March 31, 2017, the Company had a gross amount of unrecognized tax benefit of $9.7 million, exclusive of interest and penalties. The unrecognized tax benefit increased by approximately $0.4 million during the three months ended March 31, 2017, as a result of new positions related to the current year and foreign currency effects.
The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense, which were $0.4 million related to the unrecognized tax benefits for the three months ended March 31, 2017. The tax years 2007 through 2016 remain open to examination in a number of the major tax jurisdictions to which the Company and its subsidiaries are subject. The Company believes that it has made adequate provisions for all income tax uncertainties.
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
As required by Topic 715, the following tables summarize the components of net periodic benefit cost:
Defined Benefit Plans

	Three Months Ended March 31,
	2017	2016
Service cost	$376	$405
Interest cost	1,267	1,485
Expected return on plan assets	(1,496)	(1,548)
Amortization of net loss	590	558
Net periodic benefit cost	$737	$900
7. Comprehensive Income and Accumulated Other Comprehensive Loss
Comprehensive income for the three months ended March 31, 2017 (net of tax expense of $109 thousand) and 2016 (net of a tax expense of $67 thousand) is as follows:

	Three Months Ended March 31,
	2017	2016
Net loss	$(2,834)	$(1,445)
Foreign currency translation adjustments	9,765	8,460
Pension liability changes under Topic 715	(125)	358
Comprehensive income	$6,806	$7,373
The components of accumulated other comprehensive loss for the three months ended March 31, 2017 are as follows (net of tax benefits of $5.9 million):

	Foreign Currency Translation Adjustment	Pension Liability Changes Under Topic 715	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2016	$(95,232)	$(39,446)	$(134,678)
Other comprehensive income before reclassifications	9,765	(715)	9,050
Amounts reclassified from other comprehensive loss:
Amortization of actuarial losses	—	590	590
Net current period other comprehensive income	9,765	(125)	9,640
Balance at March 31, 2017	$(85,467)	$(39,571)	$(125,038)

For the three months ended March 31, 2017, the amortization of actuarial losses is included in cost of products sold and general and administrative expenses in the Consolidated Statements of Operations.

8. Restructuring Expense
For the three months ended March 31, 2017, the Company incurred restructuring expenses of $3.2 million relating to headcount reductions and other costs related to previous plant closures. For the three months ended March 31, 2016, the Company incurred restructuring expenses of $2.8 million. These included $0.7 million of charges related to the closure of the Middletown, Va. facility and $2.1 million of charges relating to headcount reductions and other costs related to previous plant closures.
The following table sets forth the significant components of the restructuring accrual (included in Accrued Expenses on our Consolidated Balance Sheet), including activity under restructuring programs for the three months ended March 31, 2017 and 2016:

	Balance at December 31, 2016	Charges	Currency Effects	Cash Payments	Balance at March 31, 2017
Severance and other benefits	$3,805	$2,258	$138	$(1,061)	$5,140
Facility costs and other	392	906	14	(980)	332
Total	$4,197	$3,164	$152	$(2,041)	$5,472

	Balance at December 31, 2015	Charges	Currency Effects	Cash Payments	Balance at March 31, 2016
Severance and other benefits	$5,308	$1,390	$62	$(1,804)	$4,956
Facility costs and other	903	1,442	63	(1,871)	537
Total	$6,211	$2,832	$125	$(3,675)	$5,493
Restructuring and impairment expense by segment, which is not included in Segment Earnings in Note 9, is as follows:

	Three Months Ended March 31,
	2017	2016
Clothing	$2,476	$1,452
Roll Covers	627	891
Corporate	61	489
Total	$3,164	$2,832
9. Business Segment Information
The Company is a global manufacturer and supplier of consumable products used primarily in the production of paper and is organized into two reportable segments: clothing and roll covers. The clothing segment represents the manufacture and sale of synthetic textile belts used to transport paper or other materials along the length of papermaking or other industrial machines. The roll covers segment primarily represents the manufacture and refurbishment of covers used on the steel rolls of papermaking or manufacturing machines and the servicing of those rolls. The Company manages each of these operating segments separately.
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
Summarized financial information for the Company’s reportable segments is presented in the tables that follow for the three months ended March 31, 2017 and 2016.

	Clothing	Roll Covers	Corporate	Total
Three months ended March 31, 2017
Net Sales	$72,495	$47,371	$—	$119,866
Segment Earnings (Loss)	$20,807	$9,795	$(4,029)	$26,573
Three months ended March 31, 2016
Net Sales	$71,337	$43,628	$—	$114,965
Segment Earnings (Loss)	$18,635	$9,198	$(3,898)	$23,935
Provided below is a reconciliation of Segment Earnings (Loss) to (Loss) Income before provision for income taxes for the three months ended March 31, 2017 and 2016, respectively.

	Three Months Ended March 31,
	2017	2016
Segment Earnings (Loss):
Clothing	$20,807	$18,635
Roll Covers	9,795	9,198
Corporate	(4,029)	(3,898)
Stock-based compensation	(531)	(592)
Interest expense, net	(13,263)	(10,341)
Depreciation and amortization	(8,093)	(7,994)
Loss on extinguishment of debt	(25)	—
Restructuring expense	(3,164)	(2,832)
Other non-recurring expense	(45)	(103)
Plant startup costs	(480)	(877)
Foreign exchange (loss) gain	(1,125)	24
(Loss) income before provision for income taxes	$(153)	$1,220
10. Commitments and Contingencies

The Company is involved in various legal matters which have arisen in the ordinary course of business as a result of various immaterial labor claims, taxing authority reviews and other routine legal matters. As of March 31, 2017, the Company accrued an immaterial amount in its financial statements for these matters for which the Company believed the possibility of loss was probable and was able to estimate the damages. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its financial position, results of operations or cash flow. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of legal matters will not have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

11. Stock-Based Compensation and Stockholders’ Deficit
The Company records stock-based compensation expense in accordance with ASC Topic 718, Accounting for Stock Compensation and has used the straight-line attribution method to recognize expense for RSUs, options and DSUs. The Company recorded stock-based compensation expense during the three months ended March 31, 2017 and March 31, 2016 as follows:

	Three Months Ended March 31,
	2017	2016
RSU, Options and DSU Awards (1)	$531	$592

(1)	Related to RSUs, Options and DSUs awarded to certain employees and non-employee directors.

Summary of Activity Under Long-term Incentive Plans

Long-Term Incentive Program—2015 LTIP and 2014 LTIP

During the first quarter of 2016 the Company performed a valuation on the market-based stock units and estimated payout to be at 0% under both the 2015 and 2014 LTIP plans, reducing stock-based compensation by $0.2 million.
Directors’ Deferred Stock Unit Plan
Under the 2011 non-management directors stock plan ("2011 DSU Plan”), as amended in January of 2015, each director receives an annual retainer of $132 thousand, to be paid on a quarterly basis in arrears. Approximately 54% of the annual retainer is payable in DSUs, with the remaining 46% payable in cash or a mix of both cash and DSUs at the election of each director. The non-management directors were awarded an aggregate of 17,787 DSUs under the 2011 DSU Plan for service during the three months ended March 31, 2017. In addition, in accordance with the 2011 DSU Plan, as amended in January of 2015, 15,003 DSUs were settled in common stock during the three months ended March 31, 2017.

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

Xerium Technologies, Inc.
Consolidating Balance Sheet—(Unaudited)
At March 31, 2017
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
ASSETS
Current assets:
Cash and cash equivalents	$2,056	$66	$8,016	$—	$10,138
Accounts receivable, net	78	21,783	52,805	—	74,666
Intercompany receivables	(428,202)	428,150	52	—	—
Inventories, net	—	17,295	57,813	(1,111)	73,997
Prepaid expenses	771	105	4,782	—	5,658
Other current assets	—	3,896	13,837	—	17,733
Total current assets	(425,297)	471,295	137,305	(1,111)	182,192
Property and equipment, net	8,069	66,229	213,711	—	288,009
Investments	878,223	231,443	—	(1,109,666)	—
Goodwill	—	19,614	38,450	—	58,064
Intangible assets	—	7,019	675	—	7,694
Non-current deferred tax asset	—	—	12,810	—	12,810
Other assets	—	(121)	8,471	—	8,350
Total assets	$460,995	$795,479	$411,422	$(1,110,777)	$557,119

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Notes payable	$—	$—	$7,596	$—	$7,596
Accounts payable	2,026	12,048	28,187	—	42,261
Accrued expenses	11,894	7,363	33,292	—	52,549
Current maturities of long-term debt	2,428	2,606	4,369	—	9,403
Total current liabilities	16,348	22,017	73,444	—	111,809
Long-term debt, net of current maturities	475,627	—	8,354	—	483,981
Liabilities under capital leases	5,281	4,093	8,842	—	18,216
Non-current deferred tax liability	1,301	—	7,141	—	8,442
Pension, other post-retirement and post-employment obligations	20,258	811	44,114	—	65,183
Other long-term liabilities	—	1,250	7,806	—	9,056
Intercompany loans	63,376	(99,159)	35,783	—	—
Total stockholders’ (deficit) equity	(121,196)	866,467	225,938	(1,110,777)	(139,568)
Total liabilities and stockholders’ equity (deficit)	$460,995	$795,479	$411,422	$(1,110,777)	$557,119

Xerium Technologies, Inc.
Consolidating Balance Sheet
At December 31, 2016
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
ASSETS
Current assets:
Cash and cash equivalents	$1,368	$279	$11,161	$—	$12,808
Accounts receivable, net	70	18,787	49,810	—	68,667
Intercompany receivables	(410,370)	419,192	(8,822)	—	—
Inventories, net	—	17,356	54,577	(1,111)	70,822
Prepaid expenses	545	395	5,385	—	6,325
Other current assets	—	3,842	11,942	—	15,784
Total current assets	(408,387)	459,851	124,053	(1,111)	174,406
Property and equipment, net	8,393	67,794	207,914	—	284,101
Investments	869,508	211,897	—	(1,081,405)	—
Goodwill	—	19,614	37,169	—	56,783
Intangible assets	—	7,265	65	—	7,330
Non-current deferred tax asset	—	—	10,737	—	10,737
Other assets	—	—	8,556	—	8,556
Total assets	$469,514	$766,421	$388,494	$(1,082,516)	$541,913

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Notes payable	$—	$—	$7,328	$—	$7,328
Accounts payable	2,279	10,307	23,572	—	36,158
Accrued expenses	26,495	8,659	29,378	—	64,532
Current maturities of long-term debt	2,342	2,320	3,938	—	8,600
Total current liabilities	31,116	21,286	64,216	—	116,618
Long-term debt, net of current maturities	464,494	—	8,429	—	472,923
Liabilities under capital leases	5,830	4,627	8,779	—	19,236
Non-current deferred tax liability	1,270	—	5,887	—	7,157
Pension, other post-retirement and post-employment obligations	20,923	763	43,340	—	65,026
Other long-term liabilities	—	1,250	6,608	—	7,858
Intercompany loans	63,923	(97,953)	34,030	—	—
Total stockholders’ (deficit) equity	(118,042)	836,448	217,205	(1,082,516)	(146,905)
Total liabilities and stockholders’ equity (deficit)	$469,514	$766,421	$388,494	$(1,082,516)	$541,913

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive (Loss) Income (Unaudited)
For the three months ended March 31, 2017
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$46,945	$81,084	$(8,163)	$119,866
Costs and expenses:
Cost of products sold	—	30,948	49,585	(8,163)	72,370
Selling	233	5,044	10,397	—	15,674
General and administrative	2,702	974	8,978	—	12,654
Research and development	299	931	514	—	1,744
Restructuring	61	642	2,461	—	3,164
	3,295	38,539	71,935	(8,163)	105,606
(Loss) income from operations	(3,295)	8,406	9,149	—	14,260
Interest (expense) income, net	(12,338)	(347)	(578)	—	(13,263)
Foreign exchange gain (loss)	(472)	65	(718)	—	(1,125)
Equity in subsidiaries income	8,714	4,381	—	(13,095)	—
Loss on extinguishment of debt	(25)	—	—	—	(25)
Dividend income	4,263	3,858	—	(8,121)	—
(Loss) income before provision for income taxes	(3,153)	16,363	7,853	(21,216)	(153)
Provision for income taxes	319	(141)	(2,859)	—	(2,681)
Net (loss) income	$(2,834)	$16,222	$4,994	$(21,216)	$(2,834)
Comprehensive (loss) income	$(3,684)	$16,230	$15,476	$(21,216)	$6,806

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive Income (Loss)-(Unaudited)
For the three months ended March 31, 2016
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$40,588	$81,600	$(7,223)	$114,965
Costs and expenses:
Cost of products sold	—	28,296	50,259	(7,127)	71,428
Selling	305	5,011	10,405	—	15,721
General and administrative	2,691	923	7,893	—	11,507
Research and development	380	1,091	469	—	1,940
Restructuring	428	1,028	1,376	—	2,832
	3,804	36,349	70,402	(7,127)	103,428
(Loss) income from operations	(3,804)	4,239	11,198	(96)	11,537
Interest (expense) income, net	(9,714)	517	(1,144)	—	(10,341)
Foreign exchange gain (loss)	17	(54)	61	—	24
Equity in subsidiaries income	9,102	7,804	—	(16,906)	—
Dividend income	3,145	—	—	(3,145)	—
(Loss) income before provision for income taxes	(1,254)	12,506	10,115	(20,147)	1,220
Provision for income taxes	(191)	(2)	(2,472)	—	(2,665)
Net (loss) income	$(1,445)	$12,504	$7,643	$(20,147)	$(1,445)
Comprehensive (loss) income	$(606)	$12,494	$15,632	$(20,147)	$7,373

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows-(Unaudited)
For the three months ended March 31, 2017 (Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net (loss) income	$(2,834)	$16,222	$4,994	$(21,216)	$(2,834)
Adjustments to reconcile net (loss) income to net cash(used in) provided by operating activities:
Stock-based compensation	531	—	—	—	531
Depreciation	579	2,069	5,171	—	7,819
Amortization of intangible assets	—	246	27	—	273
Deferred financing cost amortization	875	—	24	—	899
Foreign exchange gain on revaluation of debt	625	—	2	—	627
Deferred taxes	(321)	—	331	—	10
Loss on disposition of property and equipment	—	(37)	(12)	—	(49)
Loss on extinguishment of debt	25	—	—	—	25
Provision for doubtful accounts	—	(15)	56	—	41
Undistributed equity in earnings of subsidiaries	(8,714)	(4,381)	—	13,095	—
Change in assets and liabilities which (used) provided cash:
Accounts receivable	(8)	(2,981)	(1,164)	—	(4,153)
Inventories	—	62	(1,198)	—	(1,136)
Prepaid expenses	(226)	289	720	—	783
Other current assets	—	(117)	(1,668)	—	(1,785)
Accounts payable and accrued expenses	(14,965)	443	7,188	—	(7,334)
Deferred and other long-term liabilities	(47)	169	(1,062)	—	(940)
Intercompany loans	17,832	(9,010)	(8,822)	—	—
Net cash (used in) provided by operating activities	(6,648)	2,959	4,587	(8,121)	(7,223)
Investing activities
Capital expenditures	(158)	(167)	(4,960)	—	(5,285)
Intercompany property and equipment transfers, net	—	29	(29)	—	—
Proceeds from disposals of property and equipment	—	211	5	—	216
Net cash (used in) provided by investing activities	(158)	73	(4,984)	—	(5,069)
Financing activities
Proceeds from borrowings	36,253	—	4,223	—	40,476
Principal payments on debt	(25,730)	—	(3,963)	—	(29,693)
Dividends paid	—	(4,263)	(3,858)	8,121	—
Payment of obligations under capital leases	(656)	(721)	(143)	—	(1,520)
Payment of financing fees	(187)	—	17	—	(170)
Intercompany loans	(2,186)	1,739	447	—	—
Net cash provided by (used in) financing activities	7,494	(3,245)	(3,277)	8,121	9,093
Effect of exchange rate changes on cash flows	—	—	529	—	529
Net increase (decrease) in cash	688	(213)	(3,145)	—	(2,670)
Cash and cash equivalents at beginning of period	$1,368	$279	$11,161	$—	$12,808
Cash and cash equivalents at end of period	$2,056	$66	$8,016	$—	$10,138

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows (Unaudited)
For the three months ended March 31, 2016
(Dollars in Thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net (loss) income	$(1,445)	$12,504	$7,643	$(20,147)	$(1,445)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation	603	—	(11)	—	592
Depreciation	555	2,053	5,292	—	7,900
Amortization of intangible assets	—	69	25	—	94
Deferred financing cost amortization	732	—	24	—	756
Foreign exchange gain on revaluation of debt	1,120	—	—	—	1,120
Deferred taxes	173	—	(18)	—	155
Asset impairment	—	—	—	—	—
Loss on disposition of property and equipment	—	—	17	—	17
Provision for doubtful accounts	—	—	(72)	—	(72)
Undistributed equity in earnings of subsidiaries	(9,102)	(7,804)	—	16,906	—
Change in assets and liabilities which (used) provided cash:
Accounts receivable	(555)	842	(2,417)	—	(2,130)
Inventories	—	1,229	907	96	2,232
Prepaid expenses	(872)	170	81	—	(621)
Other current assets	—	167	857	—	1,024
Accounts payable and accrued expenses	6,459	(932)	(838)	—	4,689
Deferred and other long-term liabilities	3	379	410	—	792
Intercompany loans	1,925	(4,721)	2,796	—	—
Net cash (used in) provided by operating activities	(404)	3,956	14,696	(3,145)	15,103
Investing activities
Capital expenditures	(117)	(938)	(2,495)	—	(3,550)
Intercompany property and equipment transfers, net	(2)	2	—	—	—
Proceeds from disposals of property and equipment	—	5	15	—	20
Net cash (used in) investing activities	(119)	(931)	(2,480)	—	(3,530)
Financing activities
Proceeds from borrowings	10,992	—	2,321	—	13,313
Principal payments on debt	(11,547)	—	(4,892)	—	(16,439)
Dividends paid	—	(3,145)	—	3,145	—
Payments of obligations under capitalized leases	(67)	(517)	(89)	—	(673)
Payment of deferred financing fees	(116)	—	18	—	(98)
Intercompany loans	1,247	637	(1,884)	—	—
Employee taxes paid on equity awards	(1,029)	—	—	—	(1,029)
Net cash (used in) provided by financing activities	(520)	(3,025)	(4,526)	3,145	(4,926)
Effect of exchange rate changes on cash flows	—	—	(1,036)	—	(1,036)
Net (decrease) increase in cash	(1,043)	—	6,654	—	5,611
Cash and cash equivalents at beginning of period	3,105	(2)	6,736	—	9,839
Cash and cash equivalents at end of period	$2,062	$(2)	$13,390	$—	$15,450

13. Subsequent Events
On April 28, 2017, the Company’s Board of Directors (the “Board”) appointed Mark Staton as President and Chief Executive Officer of the Company and also appointed him to the Board, in each case replacing Mr. Bevis.  Mr. Bevis will receive severance pay of approximately $1.3 million to be paid over the next 18 months and will receive stock based compensation with an estimated value of approximately $1.7 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by that Act. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Undue reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance, or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include the following items:

•	rate and magnitude of decline in graphical grade paper production;

•	fluctuations in interest rates and currency exchange rates;

•	over-capacity of certain grades of paper, leading to distressed profit situations;

•	execution risk related to the startup of our new facilities;

•	local economic conditions in the areas around the world where we conduct business;

•	quality issues with new products that could lead to higher warranty and quality costs;

•	structural shifts in the demand for paper;

•	the effectiveness of our strategies and plans;

•	sudden increase or decrease in production capacity;

•	trend toward extended life in forming fabrics, leading to reduced market size;

•	our development and marketing of new technologies and our ability to compete against new technologies developed by competitors;

•	variations in demand for our products, including our new products;

•	fluctuations in the price of our component supply costs and energy costs;

•	our ability to generate substantial operating cash flow to service our debt and fund growth and unexpected cash needs;

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

Other factors that could materially affect our actual results, levels of activity, performance or achievements can be found in our “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we project. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise, except as required by law.
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
We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed in a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is custom engineered to fit each individual paper-making machine and process. For the three months ended March 31, 2017, our clothing segment represented 60% of our net sales.
Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by each paper producer. We tailor our roll covers to individual paper-making machines and processes, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and we manufacture new and rebuilt spreader rolls. We also provide various related products and services to our customers, both directly and through third party providers, as a growing part of our overall product offering through our roll covers sales channels. For the three months ended March 31, 2017, our roll cover segment represented 40% of our net sales.
Industry Trends and Outlook

The Company's global markets are slightly favorable overall in the first quarter of 2017. The Company's markets have gone through a tough business cycle. Demand for the Company’s products are tied to our customer’s production rates and our product’s useful lives. While the majority of the Company’s end markets are growing, certain graphical grade paper production market segments have been in decline. Non-declining markets make up greater than 75% of the Company’s business model. Production of these grades of paper and board (tissue, paper towels, napkins, cardboard, consumer packaging, consumer durable packaging, e-commerce packaging) is steady and/or increasing globally. Declining grades of paper production are newsprint globally, and printing/writing papers in mature economies with full access to wireless/digital media. These market corrections have been very strong in the last few years and many paper machines dedicated to graphical paper production have been closed. At the same time, new machines have been installed to make the growing grades of paper and board. Both of these trends are continuing. In order to optimize outcomes in this changing environment, the Company has been implementing a repositioning program to re-map its people, products, equipment tooling, machine services offered, and plant locations to more naturally align with growing markets both geographically and by type of paper machine serviced.
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
The level of our cost of products sold is primarily attributable to labor costs, raw material costs, product shipping costs, plant utilization and depreciation, with labor costs constituting the largest component. We invest in facilities and equipment that enable innovative product development and improve production efficiency and costs. Recent examples of capital spending for such purposes include faster weaving and needling looms and seaming machines with accurate electronic controls, automated compound mixing equipment and computer-controlled lathes and mills.
The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $1.7 million and $1.9 million for the three months ended March 31, 2017 and 2016, respectively.
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
During the three months ended March 31, 2017, we conducted business in nine foreign currencies. The following table provides the average exchange rate for the three months ended March 31, 2017 and 2016 of the U.S. Dollar against each of the four foreign currencies in which we conduct the largest portion of our operations.

Currency	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Euro	$1.07 = 1 Euro	$1.10 = 1 Euro
Canadian Dollar	$0.76 = 1 Canadian Dollar	$0.73 = 1 Canadian Dollar
Chinese Renminbi	$0.15 = 1 Chinese Renminbi	$0.15 = 1 Chinese Renminbi
Japanese Yen	$0.01 = 1 Japanese Yen	$0.01 = 1 Japanese Yen
In the three months ended March 31, 2017, we conducted approximately 31% of our sales in Euros, approximately 6% in the Canadian Dollar, approximately 4% in the Chinese Renminbi and approximately 3% in the Japanese Yen.

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

Domestic and Foreign Operating Results:
The following is an analysis of our domestic and foreign operations during the three months ended March 31, 2017 and March 31, 2016 and a discussion of the results of operations during those periods (in thousands):

	Three Months Ended March 31,
	2017	2016
Domestic income from operations	$5,111	$435
Foreign income from operations	9,149	11,102
Total income from operations	$14,260	$11,537
During the three months ended March 31, 2017, domestic income from operations was lower than foreign income from operations primarily due to product mix, corporate overhead costs and market differences.  We intend for all earnings generated by foreign subsidiaries after 2012 to be remitted to the parent company at some point in the future. U.S. income taxes and foreign withholding taxes have been provided related to those foreign earnings. All other foreign un-remitted earnings generated in years prior to 2013 likely will remain indefinitely reinvested, except for a portion of the earnings generated prior to 2013 related to our Brazilian and Chinese operations.
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

For the three months ended March 31, 2017, the Company incurred restructuring expenses of $3.2 million for charges relating to headcount reductions and other costs related to previous plant closures. For the three months ended March 31, 2016, the Company incurred restructuring expenses of $2.8 million. These included $0.7 million of charges related to the closure of the Middletown, Va. facility and $2.1 million of charges relating to headcount reductions and other costs related to previous plant closures.

Results of Operations

The table that follows sets forth for the periods presented certain consolidated operating results.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net sales	$119,866	$114,965
Costs and expenses:
Cost of products sold	72,370	71,428
Selling	15,674	15,721
General and administrative	12,654	11,507
Research and development	1,744	1,940
Restructuring	3,164	2,832
	105,606	103,428
Income from operations	14,260	11,537
Interest expense, net	(13,263)	(10,341)
Loss on extinguishment of debt	(25)	—
Foreign exchange (loss) gain	(1,125)	24
(Loss) income before provision for income taxes	(153)	1,220
Provision for income taxes	(2,681)	(2,665)
Net loss	$(2,834)	$(1,445)
Comprehensive income	$6,806	$7,373
Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Net Sales. Net sales for the three months ended March 31, 2017 increased by $4.9 million, or 4.3%, to $119.9 million from $115.0 million for the three months ended March 31, 2016. Excluding currency effects, sales were up $6.3 million, or 5.5%. For the three months ended March 31, 2017, approximately 60% of our net sales were in our clothing segment and approximately 40% were in our roll covers segment.
In our clothing segment, net sales for the three months ended March 31, 2017 increased $1.2 million to $72.5 million from $71.3 million for the three months ended March 31, 2016. Excluding currency effects, the sales increase of $2.0 million, or 2.8% was driven largely by higher sales volumes in the North America and Latin America markets.
In our rolls segment, net sales for the three months ended March 31, 2017 increased $3.8 million to $47.4 million from $43.6 million for the three months ended March 31, 2016. Excluding currency effects, sales were up by $4.3 million or 9.8%, driven by the acquisition of Spencer Johnston.
Cost of Products Sold. Cost of products sold for the three months ended March 31, 2017 increased to $72.4 million from $71.4 million for the three months ended March 31, 2016.
In our clothing segment, cost of products sold decreased $(1.3) million in the current quarter compared to the first quarter of 2016, due to production efficiencies in certain regions around the world, partially offset by increased sales volumes in North America and Latin America. Cost of products sold as a percentage of net sales decreased by (2.7) percentage points to 57.2% in the three months ended March 31, 2017 from 59.9% in the three months ended March 31, 2016. This improvement was primarily due to production efficiencies in certain regions around the world, partially offset by negative currency impacts.
In our rolls segment, cost of products sold increased $2.3 million in the current quarter compared to the first quarter of 2016. The increase was primarily a result of increased sales volume. Cost of products sold as a percentage of net sales decreased by 0.4 percentage points to 65.4% for the three months ended March 31, 2017 from 65.8% for the three months ended March 31, 2016.
Selling Expenses. For the three months ended March 31, 2017, selling expenses were down slightly, to $15.7 million.

General and Administrative Expenses. For the three months ended March 31, 2017, general and administrative expenses increased by $1.2 million, or 10.4%, to $12.7 million from $11.5 million for the three months ended March 31, 2016, primarily as a result of the acquisition of Spencer Johnston in the second quarter of 2016.

Restructuring Expenses. For the three months ended March 31, 2017, we incurred restructuring expenses of $3.2 million of charges relating to headcount reductions and other costs related to previous plant closures.

Interest Expense, Net. Net interest expense for the three months ended March 31, 2017 was $13.3 million, up $3.0 million from $10.3 million for the three months ended March 31, 2016. The increase was driven by the increase in average debt balances in the first quarter of 2017 versus the first quarter of 2016 due to the refinancing completed during the third quarter of 2016 and additional debt assumed to finance the Spencer Johnston acquisition in the second quarter of 2016.
Provision for Income Taxes. For the three months ended March 31, 2017 and 2016, the provision for income taxes was $2.7 million and $2.7 million, respectively. The slight increase in tax expense in the three months ended March 31, 2017, was primarily attributable to the geographic earnings mix. Generally, our provision for income taxes is primarily impacted by the income we earn in tax paying jurisdictions relative to the income we earn in non-tax paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 15.0% to 35.4%. However, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. We generate losses in certain jurisdictions for which we realize no tax benefit as the deferred tax assets in these jurisdictions (including net operating losses) are fully reserved in our valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings.
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
Net cash used in operating activities was $(7.2) million for the three months ended March 31, 2017 and cash provided by operating activities was $15.1 million for the three months ended March 31, 2016. The $(22.3) million decrease was primarily due to the timing of interest paid as a result of the refinancing.
Net cash used in investing activities was $(5.1) million for the three months ended March 31, 2017 and $(3.5) million for the three months ended March 31, 2016. The increase in cash used in investing activities of $(1.6) million was primarily due to the timing of capital expenditures.
Net cash provided by financing activities was $9.1 million for the three months ended March 31, 2017 and $(4.9) million for the three months ended March 31, 2016. The increase of $14.0 million was due largely to the timing of borrowings on the revolver used to finance the bond interest payment in February of 2017. The interest payments on the Notes are now due in the first and third quarters as opposed to the second and fourth quarters in the prior financing.
As of March 31, 2017, there was an additional $25.3 million available for additional borrowings under the ABL Facility. This availability represents $39.4 million under the ABL revolver that is currently collateralized by certain assets of the Company, less $14.1 million of that facility committed for letters of credit or additional borrowings. In addition, the Company had approximately $3.2 million available for borrowings under other small lines of credit. The Company also had cash and cash equivalents of $10.1 million at March 31, 2017 compared to $12.8 million at December 31, 2016.
We expect to spend cash of approximately $5.0 million related to our restructuring initiatives in 2017. We have spent $2.0 million in the three months ended March 31, 2017. Actual restructuring costs for 2017 may substantially differ from estimates at this time, depending on the timing of the restructuring activities and the required actions to complete them.
Capital Expenditures
For the three months ended March 31, 2017, we had capital expenditures of $5.3 million. We are currently targeting capital expenditures for 2017 to be approximately $16 million. We analyze our planned capital expenditures, based on investment opportunities available to us and our financial and operating performance, and accordingly, actual capital expenditures may be more or less than this amount. We intend to use existing cash and cash from operations to fund our capital expenditures.
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
The Company used the net proceeds from the offering to repay all amounts outstanding under its then existing term loan credit facility, to redeem all of its 8.875% Senior Notes due 2018 at a redemption price equal to 102.219% of the principal amount thereof, together with accrued and unpaid interest, to the date of redemption, to pay fees and expenses relating to these transactions, and for working capital and other general corporate purposes.
On May 17, 2013, the Company entered into a Credit and Guaranty Agreement for $200.0 million (increased to $230 million on August 18, 2016) term loan credit facility (the “Term Credit Facility”), net of a discount of $1.0 million, among the Company, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions. This facility was repaid with proceeds from the 9.5% senior secured notes.
On May 17, 2013, the Company also entered into a Revolving Credit and Guaranty Agreement originally for a $40.0 million asset-based revolving credit facility subject to a borrowing base among Xerium Technologies, Inc., as a US borrower, Xerium Canada Inc., as Canadian borrower, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions (the "Domestic Revolver"). On March 3, 2014, the Company entered into an amendment to the Revolving Credit and Guaranty Agreement (as amended, the “old ABL Facility,” and collectively with the Term Credit Facility, the “Credit Facility”), increasing the aggregate availability under the old ABL Facility to $55 million. On November 3, 2015, the Company refinanced the old ABL Facility and entered into the ABL Facility. The ABL Facility continues to provide a maximum credit limit of $55 million and the collateral pledged thereunder has remained the same. The ABL Facility matures in November of 2020 and accrues interest at either an Alternative Base rate (Prime plus 75 bps) or Fixed LIBOR (LIBOR +175 bps). As of March 31, 2017 these rates were 4.75% and 2.78%, respectively.
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
On July 17, 2015 (the "Closing Date"), Xerium China, Co., Ltd. ("Xerium China"), a wholly-owned subsidiary of the Company entered into and closed a Fixed Assets Loan Contract (the "Loan Agreement") with the Industrial and Commercial Bank of China Limited, Shanghai-Jingan Branch (the “Bank”) with respect to a RMB 58.5 million loan, which was approximately 9.4 million USD on July 17, 2015. The loan is secured by pledged machinery and equipment of Xerium China and guaranteed by Xerium Asia Pacific (Shanghai) Limited and Stowe Woodward (Changzhou) Roll Technologies Co. Ltd., which are wholly-owned subsidiaries of the Company, pursuant to guarantee agreements (the "Guarantee Agreements"). Interest on the outstanding principal balance of the loan accrues at a benchmark rate plus a margin. The current interest rate at March 31, 2017 is approximately 5.8%. The interest rate will be adjusted every 12 months during the term of the loan, based on the benchmark interest rate adjustment. Interest under the loan is payable quarterly in arrears. Principal on the loan is to be repaid in part every six months following the Closing Date, in accordance with a predetermined schedule set forth in the Loan Agreement. Proceeds of the Loan will be used by Xerium China to purchase production equipment. The Loan Agreement contains certain customary representations and warranties and provisions relating to events of default.

On May 26, 2011, the Company completed a refinancing transaction, which replaced certain of its then outstanding indebtedness with $240 million aggregate principal amount of 8.875% senior unsecured notes. The notes were repaid with proceeds from the 9.5% Senior Secured Notes on August 9, 2016.
We are in compliance with all covenants under the Notes and ABL Facility at March 31, 2017.
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
Our significant policies are described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. There have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Consolidated net income is defined as net income (loss) determined on a consolidated basis in accordance with GAAP; provided, however, that the following, without duplication, shall be excluded in determining consolidated net income: (i) any net after-tax extraordinary or non-recurring gains, losses or expenses (less all fees and expenses relating thereto), (ii) the cumulative effect of changes in accounting principles, (iii) any fees and expenses incurred during such period in connection with the issuance or repayment of indebtedness, any refinancing transaction or amendment or modification of any debt instrument, in each case and (iv) any cancellation of indebtedness income. The following table provides a reconciliation from net income and operating cash flows, which are the most directly comparable GAAP financial measures, to EBITDA and Adjusted EBITDA.
Adjusted EBITDA Definition Modification

During the fourth quarter of 2016, the Company modified its definition of Adjusted EBITDA to exclude foreign exchange gains and losses from this non-GAAP measure. This change enhances investor insight into the Company’s operational performance. In previous filings, first quarter 2016 Adjusted EBITDA was stated at $24.0 million.

	Three Months Ended March 31,
	2017	2016
Net loss	$(2,834)	$(1,445)
Stock-based compensation	531	592
Depreciation	7,819	7,900
Amortization of intangible assets	273	94
Deferred financing cost amortization	899	756
Foreign exchange loss (gain) on revaluation of debt	627	1,120
Deferred tax expense	10	155
(Gain) loss on disposition of property and equipment	(49)	17
Loss on extinguishment of debt	25	—
Net change in operating assets and liabilities	(14,524)	4,885
Net cash provided by operating activities	(7,223)	14,074
Interest expense, excluding amortization	12,365	9,585
Net change in operating assets and liabilities	14,524	(4,885)
Current portion of income tax expense	2,671	2,510
Stock-based compensation	(531)	(592)
Foreign exchange gain (loss) on revaluation of debt	(627)	(1,120)
Gain (loss) on disposition of property and equipment	49	(17)
Loss on extinguishment of debt	(25)	—
EBITDA	21,203	19,555
Loss on extinguishment of debt	25	—
Stock-based compensation	531	592
Operational restructuring expenses	3,164	2,832
Other non-recurring expenses	45	103
Plant startup costs	480	877
Foreign exchange loss (gain)	1,125	(24)
Adjusted EBITDA	$26,573	$23,935

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our interest rate risks as of March 31, 2017 have not materially changed from December 31, 2016 (see Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016). As of March 31, 2017, we had outstanding long term debt with a carrying amount of $499.8 million and an approximate fair value of $510.0 million.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, as of March 31, 2017 under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as set forth above.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There have been no material developments to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2016. See Note 10 to our Unaudited Condensed Consolidated Financial Statements for other routine litigation to which we are subject.

ITEM 1A.	RISK FACTORS
The risks described in our Annual Report on Form 10-K for the year ended December 31, 2016 have not materially changed.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS
See the exhibit index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XERIUM TECHNOLOGIES, INC.
(Registrant)

May 3, 2017	By:	/s/Clifford E. Pietrafitta
Clifford E. Pietrafitta
Executive Vice President and CFO
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

10.1	Third Amendment to Revolving Credit and Guaranty Agreement by and among the Company, certain Guarantor subsidiaries, and JP Morgan, dated November 30, 2016.

10.2	Form of Xerium Technologies, Inc. 2017 Management Incentive Compensation Award Agreement

31.1	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document