Form 10-Q
period 2017-06-30
XERIUM TECHNOLOGIES INC
filed 2017-07-31
CIK 1287151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________
FORM 10-Q
________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of July 31, 2017 was 16,341,266.

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

Xerium Technologies, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data and unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$11,059	$12,808
Accounts receivable, net	76,245	68,667
Inventories, net	76,497	70,822
Prepaid expenses	6,892	6,325
Other current assets	17,022	15,784
Total current assets	187,715	174,406
Property and equipment, net	284,884	284,101
Goodwill	60,598	56,783
Intangible assets	7,426	7,330
Non-current deferred tax asset	12,776	10,737
Other assets	8,105	8,556
Total assets	$561,504	$541,913
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$7,837	$7,328
Accounts payable	37,989	36,158
Accrued expenses	65,144	64,532
Current maturities of long-term debt	10,780	8,600
Total current liabilities	121,750	116,618
Long-term debt, net of current maturities	479,773	472,923
Liabilities under capital leases	17,464	19,236
Non-current deferred tax liability	8,661	7,157
Pension, other post-retirement and post-employment obligations	64,217	65,026
Other long-term liabilities	8,671	7,858
Commitments and contingencies
Stockholders’ deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value, 20,000,000 shares authorized; 16,341,266 and 16,152,946 shares outstanding as of June 30, 2017 and December 31, 2016, respectively	16	16
Paid-in capital	432,036	430,823
Accumulated deficit	(449,311)	(443,066)
Accumulated other comprehensive loss	(121,773)	(134,678)
Total stockholders’ deficit	(139,032)	(146,905)
Total liabilities and stockholders’ deficit	$561,504	$541,913

Xerium Technologies, Inc.
Consolidated Statements of Operations and Comprehensive (Loss) Income
(Dollars in thousands, except per share data and unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Sales	$120,339	$123,973	$240,205	$238,938
Costs and expenses:
Cost of products sold	71,454	75,782	143,824	147,210
Selling	15,936	15,735	31,610	31,456
General and administrative	15,460	13,427	28,114	24,934
Research and development	1,666	1,545	3,410	3,486
Restructuring	874	2,777	4,038	5,609
	105,390	109,266	210,996	212,695
Income from operations	14,949	14,707	29,209	26,243
Interest expense, net	(13,281)	(10,658)	(26,544)	(20,999)
Loss on extinguishment of debt	(7)	—	(32)	—
Foreign exchange loss	(1,246)	(72)	(2,371)	(47)
Income before provision for income taxes	415	3,977	262	5,197
Provision for income taxes	(3,826)	(1,867)	(6,507)	(4,532)
Net (loss) income	$(3,411)	$2,110	$(6,245)	$665
Comprehensive (loss) income	$(146)	$6,508	$6,660	$13,881
Net (loss) income per share:
Basic	$(0.21)	$0.13	$(0.39)	$0.04
Diluted	$(0.21)	$0.13	$(0.39)	$0.04
Shares used in computing net (loss) income per share:
Basic	16,262,867	15,995,071	16,208,293	15,891,309
Diluted	16,262,867	16,619,082	16,208,293	16,787,087

Xerium Technologies, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands and unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net (loss) income	$(6,245)	$665
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	2,046	1,426
Depreciation	15,662	16,082
Amortization of intangible assets	546	304
Deferred financing cost amortization	1,810	1,542
Foreign exchange loss on revaluation of debt	534	151
Deferred taxes	312	(797)
Asset impairment	55	—
(Gain) loss on disposition of property and equipment	(85)	78
Loss on extinguishment of debt	32	—
Provision (benefit) for doubtful accounts	142	(16)
Change in assets and liabilities which (used) provided cash:
Accounts receivable	(5,400)	1,003
Inventories	(3,213)	2,353
Prepaid expenses	(441)	(851)
Other current assets	(1,179)	71
Accounts payable and accrued expenses	528	(5,413)
Deferred and other long-term liabilities	(2,106)	533
Net cash provided by operating activities	2,998	17,131
Investing activities
Capital expenditures	(8,517)	(5,972)
Proceeds from disposals of property and equipment	290	117
Acquisition costs	—	(16,225)
Net cash used in investing activities	(8,227)	(22,080)
Financing activities
Proceeds from borrowings	66,578	39,864
Principal payments on debt	(59,282)	(29,703)
Payment of financing fees	(393)	(24)
Payment of obligations under capital leases	(2,794)	(1,726)
Employee taxes paid on equity awards	(832)	(1,031)
Net cash provided by financing activities	3,277	7,380
Effect of exchange rate changes on cash flows	203	(1,679)
Net (decrease) increase in cash	(1,749)	752
Cash and cash equivalents at beginning of period	12,808	9,839
Cash and cash equivalents at end of period	$11,059	$10,591

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
Basis of Presentation
The accompanying unaudited condensed consolidated interim financial statements at June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2016 as reported on the Company's Annual Report on Form 10-K filed on March 1, 2017.
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
The components of inventories are as follows at:

	June 30, 2017	December 31, 2016
Raw materials	$14,791	$14,089
Work in process	27,486	25,879
Finished goods (includes consigned inventory of $7,580 at June 30, 2017 and $6,673 at December 31, 2016)	40,963	37,155
Inventory allowances	(6,743)	(6,301)
	$76,497	$70,822
Goodwill
The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other Intangible Assets (“Topic 350”). Topic 350 requires that goodwill and intangible assets that have indefinite lives not be amortized, but instead, must be tested for impairment at least annually or whenever events or business conditions warrant. During the three and six months ended June 30, 2017, the Company evaluated events and business conditions to determine if a test for an impairment of goodwill was warranted. No such events or business conditions took place during this period, therefore no test was determined to be warranted at June 30, 2017.
Warranties

The Company offers warranties on certain roll products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The Company estimates the costs that may be incurred under its warranties and records a liability in Accrued Expenses on its Consolidated Balance Sheet for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. The table below represents the changes in the Company’s warranty liability for the six months ended June 30, 2017 and 2016:

	Beginning Balance	Charged to Cost of Sales	Effect of Foreign Currency Translation	Deduction from Reserves	Ending Balance
Six Months Ended June 30, 2017:	$2,203	$271	$29	$(501)	$2,002
Six Months Ended June 30, 2016:	$2,175	$796	$56	$(431)	$2,596

Net (Loss) Income Per Common Share
Net (loss) income per common share has been computed and presented pursuant to the provisions of ASC Topic 260, Earnings per Share (“Topic 260”). Net (loss) income per share is based on the weighted-average number of shares outstanding during the period. As of June 30, 2017 and 2016, the Company had outstanding restricted stock units (“RSUs”), deferred stock units (“DSUs”) and options.
The following table sets forth the computation of basic and diluted weighted-average shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted-average common shares outstanding–basic	16,262,867	15,995,071	16,208,293	15,891,309
Dilutive effect of stock-based compensation awards outstanding	—	624,011	—	895,778
Weighted-average common shares outstanding–diluted	16,262,867	16,619,082	16,208,293	16,787,087
The following table sets forth the aggregate of the dilutive securities that were outstanding in the three and six months ended June 30, 2017 and 2016, but were not included in the computation of diluted earnings per share because the impact would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Anti-dilutive securities	988,100	637,621	988,100	365,854
Impairment
The Company reviews its long-lived assets that have finite lives for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment (“Topic 360”). This topic requires that companies evaluate the fair value of long-lived assets based on the anticipated undiscounted future cash flows to be generated by the assets when indicators of impairment exist to determine if there is impairment to the carrying value. Any change in the carrying amount of an asset as a result of the Company's evaluation has been recorded in either restructuring expense, if it was a result of the Company's restructuring activities, or general and administrative expense for all other impairments in the consolidated statements of operations. For the three and six months ended June 30, 2017 and 2016, the Company had no impairment charges included in restructuring expense.

New Accounting Pronouncements

In May 2017, the FASB issued Accounting Standards Update No 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in ASU 2017-09 are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2)

all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The Company is in the process of evaluating this accounting standard update.

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

In February of 2016, the FASB issued Accounting Standards Update No 2016-02 Leases ("ASU 2016-02"). ASU 2016-02 includes final guidance that requires lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to today’s accounting. The guidance also eliminates today’s real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. All entities will classify leases to determine how to recognize lease-related revenue and expense. Classification will continue to affect amounts that lessors record on the balance sheet. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. They have the option to use certain relief. Full retrospective application is prohibited. ASU 2016-02 is effective for public companies with annual periods beginning after December 15, 2018, and interim periods within those years. For all other entities, it is effective for annual periods beginning after December 15, 2019, and interim periods the following year. Early adoption is permitted for all entities. The Company is in the process of evaluating this accounting standard update.

In May of 2014, the FASB issued Accounting Standard Update No. 2014-09 Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when it satisfies the performance obligations. The Company will also be required to disclose information regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is required to be adopted in January of 2018. Retrospective application is required either to all periods presented or with the cumulative effect of initial adoption recognized in the period of adoption. The Company has commenced a comprehensive project plan to direct the implementation of the new revenue recognition standards and an assessment of the impact to business processes. The Company has completed an initial contract assessment on a sample of contracts and analyzed the Company's contract portfolio. In addition, the Company is finalizing the accounting positions under ASU 2014-09 and is assessing the potential changes to internal controls. The Company intends to adopt the new standard using the modified retrospective transition method effective January 1, 2018.

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

The adjusted purchase price of $17.6 million resulted in a final purchase price allocation of net assets acquired other than goodwill of $15.7 million and goodwill of $1.9 million. All of the goodwill is allocated to the Rolls Covers business segment. Goodwill represents the excess purchase price over the fair values of assets acquired and liabilities assumed. The goodwill was generated by the synergies the transaction provides.
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
Cash Flow Hedges of Interest Rate Risk
From time to time, the Company uses interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements. However, at June 30, 2017, the Company had no interest rate derivatives.
Non-designated Hedges of Foreign Exchange Risk
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign exchange rates, but do not meet the strict hedge accounting requirements of ASC Topic 815. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.
The Company, from time to time, may enter into foreign exchange forward contracts to fix currencies at specified rates based on expected future cash flows to protect against the fluctuations in cash flows denominated in foreign currencies. Additionally, to manage its exposure to fluctuations in foreign currency on intercompany balances and certain purchase commitments, the Company from time to time may use foreign exchange forward contracts.
As of June 30, 2017 and December 31, 2016, the Company had outstanding derivatives that were not designated as hedges in qualifying hedging relationships. The value of these contracts is recognized at fair value based on market exchange forward rates and is recorded in other assets or other liabilities on the Consolidated Balance Sheets. The following represents the fair value of these derivatives at June 30, 2017 and December 31, 2016 and the change in fair value included in foreign exchange loss in the three and six months ended June 30, 2017 and 2016:

	June 30, 2017	December 31, 2016
Fair value of derivative liability	$(836)	$(1,461)
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Change in fair value of derivative included in foreign exchange loss	$(1,169)	$(1,101)
	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Change in fair value of derivative included in foreign exchange (loss) gain	$(1,023)	$69

The following represents the notional amounts of foreign exchange forward contracts at June 30, 2017:

	Notional Sold	Notional Purchased
Non-designated hedges of foreign exchange risk	$20,864	$(24,096)
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

4. Long term Debt
At June 30, 2017 and December 31, 2016, long term debt consisted of the following:

	June 30, 2017	December 31, 2016
Notes (Secured), payable semi-annually–U.S. Dollar denominated interest rate fixed at 9.50%. Sold at a price equal to 98.54% of their face value. Matures August of 2021.	$480,000	$480,000
Notes payable, working capital loan, variable interest rate at 1.60%. Matures June 30, 2017, with one-year rollover option.	7,837	7,328
Fixed asset loan contract, variable interest rate of 5.23%. Matures June of 2020.	6,789	7,511
Other debt	18,710	10,448
Total debt (excluding long-term capital leases and deferred finance fees)	513,336	505,287
Less deferred financing costs and debt discount	(14,946)	(16,436)
Less current maturities of long term debt and notes payable	(18,617)	(15,928)
Total long term debt	$479,773	$472,923
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
As of June 30, 2017, an aggregate of $30.8 million is available for additional borrowings under the $55.0 million Revolving Credit and Guaranty Agreement ("ABL Facility"). This availability represents $39.7 million under the ABL revolver that is currently collateralized by certain assets of the Company, less $8.9 million of that facility committed for letters of credit or current borrowings. In addition, the Company had approximately $3.5 million available for borrowings under other small lines of credit.
On May 17, 2013, the Company entered into a Credit and Guaranty Agreement for $200.0 million (increased to $230 million on August 18, 2016) term loan credit facility (the “Term Credit Facility”), net of a discount of $1.0 million, among the Company, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions. This facility was repaid with proceeds from the Notes.
On May 17, 2013, the Company also entered into a Revolving Credit and Guaranty Agreement originally for a $40.0 million asset-based revolving credit facility subject to a borrowing base among Xerium Technologies, Inc., as a US borrower, Xerium Canada Inc., as Canadian borrower, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions (the "Domestic Revolver"). On March 3, 2014, the Company entered into an amendment to the Revolving Credit and Guaranty Agreement (as amended, the “old ABL Facility,” and collectively with the Term Credit Facility, the “Credit Facility”), increasing the aggregate availability under the old ABL Facility to $55 million. On November 3, 2015, the Company refinanced the old ABL Facility and entered into the ABL Facility with one of its existing ABL lenders. The amount of the ABL Facility continues to provide aggregate availability of $55 million and the collateral pledged thereunder has remained the same. The ABL Facility matures in November of 2020 and accrues interest at either an Alternative Base rate (Prime plus 75 bps) or Fixed LIBOR (LIBOR +175 bps). As of June 30, 2017 these rates were 5.00% and 3.00%, respectively.
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

On July 17, 2015 (the "Closing Date"), Xerium China, Co., Ltd. ("Xerium China"), a wholly-owned subsidiary of the Company entered into and closed a Fixed Assets Loan Contract (the "Loan Agreement") with the Industrial and Commercial Bank of China Limited, Shanghai-Jingan Branch (the “Bank”) with respect to a RMB 58.5 million loan, which was approximately 9.4 million USD on July 17, 2015. The loan is secured by pledged machinery and equipment of Xerium China and guaranteed by Xerium Asia Pacific (Shanghai) Limited and Stowe Woodward (Changzhou) Roll Technologies Co. Ltd., which are wholly-owned subsidiaries of the Company, pursuant to guarantee agreements (the "Guarantee Agreements"). Interest on the outstanding principal balance of the loan accrues at a benchmark rate plus a margin. The current interest rate at June 30, 2017 is approximately 5.2%. The interest rate will be adjusted every 12 months during the term of the loan, based on the benchmark interest rate adjustment. Interest under the loan is payable quarterly in arrears. Principal on the loan is to be repaid in part every six months following the Closing Date, in accordance with a predetermined schedule set forth in the Loan Agreement. Proceeds of the Loan will be used by Xerium China to purchase production equipment. The Loan Agreement contains certain customary representations and warranties and provisions relating to events of default.
On May 26, 2011, the Company completed a refinancing transaction, which replaced certain of its then outstanding indebtedness with $240 million aggregate principal amount of 8.875% senior unsecured notes. The notes were repaid with proceeds from the 9.5% Senior Secured Notes.

As of June 30, 2017, the carrying value of the Company’s debt was $507.5 million (excluding deferred financing costs and long-term capitalized lease liabilities) and its fair value was approximately $545.7 million. The Company determined the fair value of its debt utilizing significant other observable inputs (Level 2 of the fair value hierarchy) based on the quoted market prices for the same issues or on the current rates offered for debt of similar remaining maturities.

Long-term Capitalized Lease Liabilities

As of June 30, 2017 and December 31, 2016, the Company had long-term capitalized lease liabilities totaling $17.5 million and $19.2 million, respectively. These amounts represent the lease on the corporate headquarters and the Kunshan, China facility, as well as other leases for software, vehicles and machinery and equipment.
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
For the three and six months ended June 30, 2017, the provision for income taxes was $3.8 million and $6.5 million, respectively, as compared to $1.9 million and $4.5 million for the three and six months ended June 30, 2016, respectively. The increase in tax expense in the three and six months ended June 30, 2017 was primarily attributable to the geographic mix of earnings, as well as a reduction in tax benefits allocated to continuing operations and non-recurring tax benefits in 2016 from interest deductions in Brazil. Generally, the provision for income taxes is primarily impacted by income earned in tax paying jurisdictions relative to income earned in non-tax paying jurisdictions. The majority of income recognized for purposes of computing the effective tax rate is earned in countries where the statutory income tax rates range from 15.0% to 35.0%; however, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. The Company generates losses in certain jurisdictions for which no tax benefit is realized, as the deferred tax assets in these jurisdictions (including the net operating losses) are fully reserved in the valuation allowance. For this reason, the Company recognizes minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States and Australia. Due to these reserves, the geographic mix of the Company’s pre-tax earnings has a direct correlation with how high or low its annual effective tax rate is relative to consolidated earnings.
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
As of June 30, 2017, the Company had a gross amount of unrecognized tax benefit of $10.0 million, exclusive of interest and penalties. The unrecognized tax benefit increased by approximately $0.7 million during the six months ended June 30, 2017, as a result of new positions related to the current year and foreign currency effects.
The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense, which were $0.0 million and $0.4 million related to the unrecognized tax benefits for the three and six months ended June 30, 2017. The tax years 2007 through 2016 remain open to examination in a number of the major tax jurisdictions to which the Company and its subsidiaries are subject. The Company believes that it has made adequate provisions for all income tax uncertainties.
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
Curtailment accounting was triggered with the June 30, 2016 freeze of a North America rolls plant's pension plan. As a result, a curtailment gain was recorded in the second quarter of 2016 in the amount of $2.7 million, as a reduction to pension liability and a decrease to other comprehensive loss.
As required by Topic 715, the following tables summarize the components of net periodic benefit cost:
Defined Benefit Plans

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$320	$418	$696	$823
Interest cost	1,079	1,531	2,346	3,016
Expected return on plan assets	(1,273)	(1,596)	(2,769)	(3,144)
Amortization of net loss	501	575	1,091	1,133
Net periodic benefit cost	$627	$928	$1,364	$1,828
7. Comprehensive Income and Accumulated Other Comprehensive Loss
Comprehensive income for the three and six months ended June 30, 2017 (net of tax expense of $112 thousand and $221 thousand) and 2016 (net of a tax expense of $671 thousand and $738 thousand) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income	$(3,411)	$2,110	$(6,245)	$665
Foreign currency translation adjustments	3,250	1,268	13,015	9,728
Pension liability changes under Topic 715	15	3,130	(110)	3,488
Comprehensive (loss) income	$(146)	$6,508	$6,660	$13,881

Included in foreign currency translation adjustments are foreign currency (losses) gains on intercompany transactions that are considered a long-term investment totaling ($1.3) million and ($2.1) million for the three and six months ended June 30, 2017, respectively, and $1.2 million and $2.2 million for the three and six months ended June 30, 2016, respectively.
The components of accumulated other comprehensive loss for the three months ended June 30, 2017 are as follows (net of tax benefits of $5.8 million):

	Foreign Currency Translation Adjustment	Pension Liability Changes Under Topic 715	Accumulated Other Comprehensive (Loss) Income
Balance at March 31, 2017	$(85,467)	$(39,571)	$(125,038)
Other comprehensive income (loss) before reclassifications	3,250	(486)	2,764
Amounts reclassified from other comprehensive loss:
Amortization of actuarial losses	—	501	501
Net current period other comprehensive income	3,250	15	3,265
Balance at June 30, 2017	$(82,217)	$(39,556)	$(121,773)

The components of accumulated other comprehensive loss for the six months ended June 30, 2017 are as follows (net of tax benefits of $5.8 million):

	Foreign Currency Translation Adjustment	Pension Liability Changes Under Topic 715	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2016	$(95,232)	$(39,446)	$(134,678)
Other comprehensive (loss) income before reclassifications	13,015	(1,201)	11,814
Amounts reclassified from other comprehensive loss
Amortization of actuarial losses	—	1,091	1,091
Net current period other comprehensive income (loss)	13,015	(110)	12,905
Balance at June 30, 2017	$(82,217)	$(39,556)	$(121,773)
For the three and six months ended June 30, 2017, the amortization of actuarial losses is included in cost of products sold and general and administrative expenses in the Consolidated Statements of Operations.

8. Restructuring Expense
For the six months ended June 30, 2017, the Company incurred restructuring expenses of $4.0 million relating to headcount reductions and other costs related to previous plant closures. For the six months ended June 30, 2016, the Company incurred restructuring expenses of $5.6 million. These included $1.2 million of charges related to the closure of the Middletown, Va. facility and $4.4 million of charges relating to headcount reductions and other costs related to previous plant closures.
The following table sets forth the significant components of the restructuring accrual (included in Accrued Expenses on our Consolidated Balance Sheet), including activity under restructuring programs for the six months ended June 30, 2017 and 2016:

	Balance at December 31, 2016	Charges	Currency Effects	Cash Payments	Balance at June 30, 2017
Severance and other benefits	$3,805	$2,626	$311	$(3,316)	$3,426
Facility costs and other	392	1,412	32	(1,581)	255
Total	$4,197	$4,038	$343	$(4,897)	$3,681

	Balance at December 31, 2015	Charges	Currency Effects	Cash Payments	Balance at June 30, 2016
Severance and other benefits	$5,308	$3,416	$58	$(3,681)	$5,101
Facility costs and other	903	2,193	10	(2,797)	309
Total	$6,211	$5,609	$68	$(6,478)	$5,410
Restructuring and impairment expense by segment, which is not included in Segment Earnings in Note 9, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Clothing	$162	$1,674	$2,638	$3,126
Roll Covers	681	950	1,308	1,841
Corporate	31	153	92	642
Total	$874	$2,777	$4,038	$5,609
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
Summarized financial information for the Company’s reportable segments is presented in the tables that follow for the three and six months ended June 30, 2017 and 2016.

	Clothing	Roll Covers	Corporate	Total
Three months ended June 30, 2017
Net Sales	$72,425	$47,914	$—	$120,339
Segment Earnings (Loss)	$20,906	$10,566	$(4,292)	$27,180
Three months ended June 30, 2016
Net Sales	$74,819	$49,154	$—	$123,973
Segment Earnings (Loss)	$21,186	$10,594	$(4,088)	$27,692

Six months ended June 30, 2017
Net Sales	$144,920	$95,285	$—	$240,205
Segment Earnings (Loss)	$41,704	$20,361	$(8,329)	$53,736
Six months ended June 30, 2016
Net Sales	$146,156	$92,782	$—	$238,938
Segment Earnings (Loss)	$39,803	$19,786	$(7,995)	$51,594
Provided below is a reconciliation of Segment Earnings (Loss) to Income before provision for income taxes for the three and six months ended June 30, 2017 and 2016, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Segment Earnings (Loss):
Clothing	$20,906	$21,186	$41,704	$39,803
Roll Covers	10,566	10,594	20,361	19,786
Corporate	(4,292)	(4,088)	(8,329)	(7,995)
Stock-based compensation	(328)	(834)	(859)	(1,426)
CEO transition expense	(3,039)	—	(3,039)	—
Interest expense, net	(13,281)	(10,658)	(26,544)	(20,999)
Depreciation and amortization	(8,115)	(8,392)	(16,208)	(16,386)
Loss on extinguishment of debt	(7)	—	(32)	—
Restructuring expense	(874)	(2,777)	(4,038)	(5,609)
Other non-recurring expense	(69)	(433)	(114)	(668)
Plant startup costs	(166)	(539)	(646)	(1,285)
Unrealized foreign exchange loss	(886)	(82)	$(1,994)	$(24)
Income before provision for income taxes	$415	$3,977	$262	$5,197
10. Commitments and Contingencies
The Company is involved in various legal matters which have arisen in the ordinary course of business as a result of various immaterial labor claims, taxing authority reviews and other routine legal matters. As of June 30, 2017, the Company accrued an immaterial amount in its financial statements for these matters for which the Company believed the possibility of loss was probable and was able to estimate the damages. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its financial position, results of operations or cash flow. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of legal matters will not have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

11. Stock-Based Compensation and Stockholders’ Deficit
The Company records stock-based compensation expense in accordance with ASC Topic 718, Accounting for Stock Compensation and has used the straight-line attribution method to recognize expense for RSUs, options and DSUs. The Company recorded stock-based compensation expense during the three and six months ended June 30, 2017 and June 30, 2016 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
RSU, Options and DSU Awards (1)	$1,515	$834	$2,046	$1,426

(1)
Related to RSUs, Options and DSUs awarded to certain employees and non-employee directors. Q2 2017 includes approx. $1.2 million of expense related to the accelerated vesting on RSU's upon CEO transition. Upon transition 146,134 shares were issued to the former CEO.

Summary of Activity Under Long-term Incentive Plans

Long-Term Incentive Program - 2017 LTIP

On May 30, 2017, the Board of Directors approved the 2017 - 2019 Long-Term Incentive Plan (the "2017 LTIP") which provides for the grant of incentive award opportunities (each, an "Award") payable, if earned, in cash. Because any Award under the 2017 LTIP will be paid in cash, and not equity, the Awards granted under the 2017 LTIP are not made pursuant to the Xerium Technologies, Inc. 2010 Equity Incentive Plan (the "EIP"). Awards will consist of Phantom Stock Units. Each Phantom

Stock Unit represents the right to receive a cash amount equal to the Average Value of one share of common stock of the Company as described below:
•125,535 Time-based awards, or 50% of the total target award for each participant, have been granted in the form of time-based units. The time-based units vest on the third anniversary of the date of grant.

•125,535 Performance-based awards, or 50% of the total target award for each participant, have been granted in the form of performance-based units. Of these units, one half will vest based on the financial performance of the Company as measured by Adjusted EBITDA, and one half will vest based on the Return on Net Assets (as defined in the 2017 LTIP) of the Company.

Half of the performance-based units whose vesting is subject to the financial performance of the Company will vest based on the degree to which the Company achieves a targeted three-year cumulative Adjusted EBITDA metric, adjusted for currency fluctuations, over the performance period of January 1, 2017 through December 31, 2019. The amount of units that vest will range from 50% to 200% of the employee's total units.

Half of the performance-based units whose vesting is subject to the financial performance of the Company will vest based on the degree to which the Company achieves an average three-year Return on Net Assets metric over the performance period of January 1, 2017 through December 31, 2019. The amount of units that vest will range from 50% to 200% of the employee's total units.

Long-Term Incentive Program—2015 LTIP and 2014 LTIP

During the six months ended June 30, 2016, the Company performed a valuation on the market-based stock units and estimated payout to be at 0% under both the 2015 and 2014 LTIP plans, reducing stock-based compensation by $0.2 million.

Awards under the 2014 LTIP vested on May 8, 2017, and were converted to 13,829 shares of common stock, net of withholdings.

Directors’ Deferred Stock Unit Plan
Under the 2011 non-management directors stock plan ("2011 DSU Plan”), as amended in January of 2015, each director receives an annual retainer of $132 thousand, to be paid on a quarterly basis in arrears. Approximately 54% of the annual retainer is payable in DSUs, with the remaining 46% payable in cash or a mix of both cash and DSUs at the election of each director. The non-management directors were awarded an aggregate of 33,619 DSUs under the 2011 DSU Plan for service during the six months ended June 30, 2017. In addition, in accordance with the 2011 DSU Plan, as amended in January of 2015, 28,357 DSUs were settled in common stock during the six months ended June 30, 2017.
CEO Restricted Stock Unit Award

On June 2, 2017, the Company filed a Registration Statement on Form S-8 for the purpose of registering 600,000 shares of its common stock reserved for issuance in accordance with an Inducement Restricted Stock Unit Award Agreement between the Company and Mark Staton in connection with his appointment as the Company's President and Chief Executive Officer on April 28, 2017. The Inducement Restricted Stock Unit Award Agreement provides Mr. Staton with the opportunity to earn up to 600,000 shares of the Company’s common stock if its stock price attains certain levels within certain time periods, subject to his continued employment with the Company. No compensation expense related to this agreement has been recorded during the six months ended June 30, 2017.

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

Xerium Technologies, Inc.
Consolidating Balance Sheet—(Unaudited)
At June 30, 2017
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
ASSETS
Current assets:
Cash and cash equivalents	$1,354	$11	$9,694	$—	$11,059
Accounts receivable, net	28	22,504	53,713	—	76,245
Intercompany receivables	(432,298)	439,804	(7,506)	—	—
Inventories, net	—	17,846	59,805	(1,154)	76,497
Prepaid expenses	1,448	(7)	5,451	—	6,892
Other current assets	—	3,819	13,203	—	17,022
Total current assets	(429,468)	483,977	134,360	(1,154)	187,715
Property and equipment, net	7,744	64,583	212,557	—	284,884
Investments	884,512	252,120	—	(1,136,632)	—
Goodwill	—	19,614	40,984	—	60,598
Intangible assets	—	6,774	652	—	7,426
Non-current deferred tax asset	—	—	12,776	—	12,776
Other assets	—	—	8,105	—	8,105
Total assets	$462,788	$827,068	$409,434	$(1,137,786)	$561,504

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Notes payable	$—	$—	$7,837	$—	$7,837
Accounts payable	1,323	12,082	24,584	—	37,989
Accrued expenses	25,597	8,115	31,432	—	65,144
Current maturities of long-term debt	2,229	2,522	6,029	—	10,780
Total current liabilities	29,149	22,719	69,882	—	121,750
Long-term debt, net of current maturities	471,586	—	8,187	—	479,773
Liabilities under capital leases	4,908	3,686	8,870	—	17,464
Non-current deferred tax liability	1,197	—	7,464	—	8,661
Pension, other post-retirement and post-employment obligations	19,618	1,100	43,499	—	64,217
Other long-term liabilities	—	1,250	7,421	—	8,671
Intercompany loans	61,190	(100,114)	38,924	—	—
Total stockholders’ (deficit) equity	(124,860)	898,427	225,187	(1,137,786)	(139,032)
Total liabilities and stockholders’ (deficit) equity	$462,788	$827,068	$409,434	$(1,137,786)	$561,504

Xerium Technologies, Inc.
Consolidating Balance Sheet
At December 31, 2016
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
ASSETS
Current assets:
Cash and cash equivalents	$1,368	$279	$11,161	$—	$12,808
Accounts receivable, net	70	18,787	49,810	—	68,667
Intercompany receivables	(410,370)	419,192	(8,822)	—	—
Inventories, net	—	17,356	54,577	(1,111)	70,822
Prepaid expenses	545	395	5,385	—	6,325
Other current assets	—	3,842	11,942	—	15,784
Total current assets	(408,387)	459,851	124,053	(1,111)	174,406
Property and equipment, net	8,393	67,794	207,914	—	284,101
Investments	869,508	211,897	—	(1,081,405)	—
Goodwill	—	19,614	37,169	—	56,783
Intangible assets	—	7,265	65	—	7,330
Non-current deferred tax asset	—	—	10,737	—	10,737
Other assets	—	—	8,556	—	8,556
Total assets	$469,514	$766,421	$388,494	$(1,082,516)	$541,913

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Notes payable	$—	$—	$7,328	$—	$7,328
Accounts payable	2,279	10,307	23,572	—	36,158
Accrued expenses	26,495	8,659	29,378	—	64,532
Current maturities of long-term debt	2,342	2,320	3,938	—	8,600
Total current liabilities	31,116	21,286	64,216	—	116,618
Long-term debt, net of current maturities	464,494	—	8,429	—	472,923
Liabilities under capital leases	5,830	4,627	8,779	—	19,236
Non-current deferred tax liability	1,270	—	5,887	—	7,157
Pension, other post-retirement and post-employment obligations	20,923	763	43,340	—	65,026
Other long-term liabilities	—	1,250	6,608	—	7,858
Intercompany loans	63,923	(97,953)	34,030	—	—
Total stockholders’ (deficit) equity	(118,042)	836,448	217,205	(1,082,516)	(146,905)
Total liabilities and stockholders’ (deficit) equity	$469,514	$766,421	$388,494	$(1,082,516)	$541,913

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive (Loss) Income (Unaudited)
For the three months ended June 30, 2017
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$45,920	$80,736	$(6,317)	$120,339
Costs and expenses:
Cost of products sold	58	29,637	48,033	(6,274)	71,454
Selling	256	5,317	10,363	—	15,936
General and administrative	5,586	591	9,283	—	15,460
Research and development	200	1,017	449	—	1,666
Restructuring	31	207	636	—	874
	6,131	36,769	68,764	(6,274)	105,390
(Loss) income from operations	(6,131)	9,151	11,972	(43)	14,949
Interest expense, net	(12,289)	(436)	(556)	—	(13,281)
Foreign exchange (loss) gain	(1,296)	152	(102)	—	(1,246)
Equity in subsidiaries income	6,289	19,453	—	(25,742)	—
Loss on extinguishment of debt	(7)	—	—	—	(7)
Dividend income (expense), net	9,966	(1,275)	12,384	(21,075)	—
(Loss) income before provision for income taxes	(3,468)	27,045	23,698	(46,860)	415
Benefit from (provision for) income taxes	57	(322)	(3,561)	—	(3,826)
Net (loss) income	$(3,411)	$26,723	$20,137	$(46,860)	$(3,411)
Comprehensive (loss) income	$(4,346)	$26,808	$24,252	$(46,860)	$(146)

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive Income (Loss)-(Unaudited)
For the three months ended June 30, 2016
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$46,080	$85,386	$(7,493)	$123,973
Costs and expenses:
Cost of products sold	—	30,738	52,662	(7,618)	75,782
Selling	197	5,131	10,407	—	15,735
General and administrative	3,479	1,047	8,901	—	13,427
Research and development	182	928	435	—	1,545
Restructuring	213	640	1,924	—	2,777
	4,071	38,484	74,329	(7,618)	109,266
(Loss) income from operations	(4,071)	7,596	11,057	125	14,707
Interest (expense) income, net	(10,011)	320	(967)	—	(10,658)
Foreign exchange (loss) gain	(134)	19	43	—	(72)
Equity in subsidiaries income	13,921	8,755	—	(22,676)	—
Dividend income (expense), net	2,400	—	—	(2,400)	—
Income (loss) before provision for income taxes	2,105	16,690	10,133	(24,951)	3,977
Benefit from (provision for) income taxes	5	(261)	(1,611)	—	(1,867)
Net income (loss)	$2,110	$16,429	$8,522	$(24,951)	$2,110
Comprehensive income (loss)	$3,205	$19,002	$9,252	$(24,951)	$6,508

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive (Loss) Income (Unaudited)
For the six months ended June 30, 2017
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$92,990	$161,830	$(14,615)	$240,205
Costs and expenses:
Cost of products sold	57	60,711	97,628	(14,572)	143,824
Selling	489	10,361	20,760	—	31,610
General and administrative	8,288	1,565	18,261	—	28,114
Research and development	499	1,948	963	—	3,410
Restructuring	92	848	3,098	—	4,038
	9,425	75,433	140,710	(14,572)	210,996
(Loss) income from operations	(9,425)	17,557	21,120	(43)	29,209
Interest expense, net	(24,627)	(784)	(1,133)	—	(26,544)
Foreign exchange (loss) gain	(1,767)	218	(822)	—	(2,371)
Equity in subsidiaries income	15,003	11,451	—	(26,454)	—
Loss on extinguishment of debt	(32)	—	—	—	(32)
Dividend income (expense), net	14,229	6,846	—	(21,075)	—
(Loss) income before provision for income taxes	(6,619)	35,288	19,165	(47,572)	262
Benefit from (provision for) income taxes	374	(463)	(6,418)	—	(6,507)
Net (loss) income	$(6,245)	$34,825	$12,747	$(47,572)	$(6,245)
Comprehensive (loss) income	$(8,031)	$34,918	$27,345	$(47,572)	$6,660

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive Income (Loss)-(Unaudited)
For the six months ended June 30, 2016
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$86,668	$166,986	$(14,716)	$238,938
Costs and expenses:
Cost of products sold	—	59,034	102,921	(14,745)	147,210
Selling	501	10,142	20,813	—	31,456
General and administrative	6,170	1,970	16,794	—	24,934
Research and development	563	2,019	904	—	3,486
Restructuring	642	1,668	3,299	—	5,609
	7,876	74,833	144,731	(14,745)	212,695
(Loss) income from operations	(7,876)	11,835	22,255	29	26,243
Interest (expense) income, net	(19,725)	837	(2,111)	—	(20,999)
Foreign exchange (loss) gain	(117)	(35)	105	—	(47)
Equity in subsidiaries income	23,023	16,559	—	(39,582)	—
Dividend income (expense), net	5,545	—	—	(5,545)	—
Income (loss) before provision for income taxes	850	29,196	20,249	(45,098)	5,197
Provision for income taxes	(185)	(263)	(4,084)	—	(4,532)
Net income (loss)	$665	$28,933	$16,165	$(45,098)	$665
Comprehensive income (loss)	$2,599	$31,496	$24,884	$(45,098)	$13,881

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows-(Unaudited)
For the six months ended June 30, 2017 (Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net (loss) income	$(6,245)	$34,825	$12,747	$(47,572)	$(6,245)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock-based compensation	2,046	—	—	—	2,046
Depreciation	1,157	4,136	10,369	—	15,662
Amortization of intangible assets	—	492	54	—	546
Deferred financing cost amortization	1,762	—	48	—	1,810
Foreign exchange gain on revaluation of debt	819	—	(285)	—	534
Deferred taxes	(438)	—	750	—	312
Asset impairment	—	49	6	—	55
Loss on disposition of property and equipment	—	(72)	(13)	—	(85)
Loss on extinguishment of debt	32	—	—	—	32
Provision for doubtful accounts	—	(12)	154	—	142
Undistributed equity in earnings of subsidiaries	(15,003)	(11,451)	—	26,454	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	40	(3,705)	(1,735)	—	(5,400)
Inventories	—	(490)	(2,766)	43	(3,213)
Prepaid expenses	(904)	402	61	—	(441)
Other current assets	—	(39)	(1,140)	—	(1,179)
Accounts payable and accrued expenses	(1,800)	1,229	1,099	—	528
Deferred and other long-term liabilities	(71)	337	(2,372)	—	(2,106)
Intercompany loans	21,928	(20,713)	(1,215)	—	—
Net cash provided by (used in) operating activities	3,323	4,988	15,762	(21,075)	2,998
Investing activities
Capital expenditures	(407)	(568)	(7,542)	—	(8,517)
Intercompany property and equipment transfers, net	(3)	32	(29)	—	—
Proceeds from disposals of property and equipment	—	258	32	—	290
Net cash used in investing activities	(410)	(278)	(7,539)	—	(8,227)
Financing activities
Proceeds from borrowings	55,213	—	11,365	—	66,578
Principal payments on debt	(49,556)	—	(9,726)	—	(59,282)
Dividends paid	—	(7,238)	(13,837)	21,075	—
Payment of obligations under capital leases	(1,322)	(1,296)	(176)	—	(2,794)
Payment of financing fees	(427)	—	34	—	(393)
Intercompany loans	(6,003)	3,557	2,446	—	—
Employee taxes paid on equity awards	(832)	—	—	—	(832)
Net cash (used in) provided by financing activities	(2,927)	(4,977)	(9,894)	21,075	3,277
Effect of exchange rate changes on cash flows	—	(1)	204	—	203
Net decrease in cash	(14)	(268)	(1,467)	—	(1,749)
Cash and cash equivalents at beginning of period	$1,368	$279	$11,161	$—	$12,808
Cash and cash equivalents at end of period	$1,354	$11	$9,694	$—	$11,059

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows (Unaudited)
For the six months ended June 30, 2016
(Dollars in Thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net income (loss)	$665	$28,933	$16,165	$(45,098)	$665
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	1,426	—	—	—	1,426
Depreciation	1,121	4,128	10,833	—	16,082
Amortization of intangible assets	—	256	48	—	304
Deferred financing cost amortization	1,493	—	49	—	1,542
Foreign exchange loss on revaluation of debt	151	—	—	—	151
Deferred taxes	115	—	(912)	—	(797)
Loss on disposition of property and equipment	—	—	78	—	78
Provision for doubtful accounts	—	(17)	1	—	(16)
Undistributed equity in earnings of subsidiaries	(23,023)	(16,559)	—	39,582	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(8)	(509)	1,520	—	1,003
Inventories	—	956	1,426	(29)	2,353
Prepaid expenses	(118)	33	(766)	—	(851)
Other current assets	—	329	(258)	—	71
Accounts payable and accrued expenses	390	(1,623)	(4,180)	—	(5,413)
Deferred and other long-term liabilities	(9)	256	286	—	533
Intercompany loans	283,096	(287,521)	4,425	—	—
Net cash provided by (used in) operating activities	265,299	(271,338)	28,715	(5,545)	17,131
Investing activities
Capital expenditures	(382)	(1,459)	(4,131)	—	(5,972)
Intercompany property and equipment transfers, net	(2)	2	—	—	—
Proceeds from disposals of property and equipment	—	5	112	—	117
Acquisition costs	—	(16,225)	—	—	(16,225)
Net cash used in investing activities	(384)	(17,677)	(4,019)	—	(22,080)
Financing activities
Proceeds from borrowings	37,542	—	2,322	—	39,864
Principal payments on debt	(24,178)	—	(5,525)	—	(29,703)
Dividends paid	—	(5,545)	—	5,545	—
Payments of obligations under capitalized leases	(424)	(1,123)	(179)	—	(1,726)
Payment of deferred financing fees	(60)	—	36	—	(24)
Intercompany loans	(279,192)	296,197	(17,005)	—	—
Employee taxes paid on equity awards	(1,031)	—	—	—	(1,031)
Net cash (used in) provided by financing activities	(267,343)	289,529	(20,351)	5,545	7,380
Effect of exchange rate changes on cash flows	—	—	(1,679)	—	(1,679)
Net (decrease) increase in cash	(2,428)	514	2,666	—	752
Cash and cash equivalents at beginning of period	3,105	(2)	6,736	—	9,839
Cash and cash equivalents at end of period	$677	$512	$9,402	$—	$10,591

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by that Act. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Undue reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance, or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include the following items:

•	rate and magnitude of decline in graphical grade paper production;

•	fluctuations in interest rates and currency exchange rates;

•	over-capacity of certain grades of paper, leading to distressed profit situations;

•	execution risk related to the startup of new facilities;

•	local economic conditions in the areas around the world where we conduct business;

•	quality issues with new products that could lead to higher warranty and quality costs;

•	structural shifts in the demand for paper;

•	the effectiveness of our strategies and plans;

•	sudden increase or decrease in production capacity;

•	trend toward extended life in forming fabrics, leading to reduced market size;

•	our development and marketing of new technologies and our ability to compete against new technologies developed by competitors;

•	variations in demand for our products, including our new products;

•	fluctuations in the price of our component supply costs and energy costs;

•	our ability to generate substantial operating cash flow to service our debt and fund growth and unexpected cash needs;

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
We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed in a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is custom engineered to fit each individual paper-making machine and process. For the six months ended June 30, 2017, our clothing segment represented 60% of our net sales.
Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by each paper producer. We tailor our roll covers to individual paper-making machines and processes, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and we manufacture new and rebuilt spreader rolls. We also provide various related products and services to our customers, both directly and through third party providers, as a growing part of our overall product offering through our roll covers sales channels. For the six months ended June 30, 2017, our roll cover segment represented 40% of our net sales.
Industry Trends and Outlook

The Company's global markets are slightly favorable overall in the second quarter of 2017. The Company's markets have gone through a tough business cycle. Demand for the Company’s products are tied to our customer’s production rates and our product’s useful lives. While the majority of the Company’s end markets are growing, certain graphical grade paper production market segments have been in decline. Non-declining markets make up greater than 75% of the Company’s business model. Production of these grades of paper and board (tissue, paper towels, napkins, cardboard, consumer packaging, consumer durable packaging, e-commerce packaging) is steady and/or increasing globally. Declining grades of paper production are newsprint globally, and printing/writing papers in mature economies with full access to wireless/digital media. These market corrections have been very strong in the last few years and many paper machines dedicated to graphical paper production have been closed. At the same time, new machines have been installed to make the growing grades of paper and board. Both of these trends are continuing. In order to optimize outcomes in this changing environment, the Company has been implementing a repositioning program to re-map its people, products, equipment tooling, machine services offered, and plant locations to more naturally align with growing markets both geographically and by type of paper machine serviced.
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

  Net sales in our roll covers segment include our mechanical services business. In recent years, we have expanded this business in response to demand from paper producers that we perform work on the internal mechanisms of their rolls while we refurbish or replace a roll cover. In our clothing segment, we conduct a small portion of our business pursuant to consignment arrangements; for these, we do not recognize a sale of a product to a customer until the customer places the product into use, which typically occurs some period after we ship the product to the customer or to a warehouse location near the customer’s facility. As part of the consignment agreement, we deliver the goods to a location designated by the customer. In addition, we agree to a “sunset” date with the customer, which represents the date by which the customer must accept all risks and responsibilities of ownership of the product and payment terms begin. For consignment sales, we recognize revenue on the earlier of the actual product installation date or the “sunset” date.
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
The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $3.4 million and $3.5 million for the six months ended June 30, 2017 and 2016, respectively.
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
During the six months ended June 30, 2017, we conducted business in nine foreign currencies. The following table provides the average exchange rate for the six months ended June 30, 2017 and 2016 of the U.S. Dollar against each of the four foreign currencies in which we conduct the largest portion of our operations.

Currency	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Euro	$1.08 = 1 Euro	$1.12 = 1 Euro
Canadian Dollar	$0.75 = 1 Canadian Dollar	$0.75 = 1 Canadian Dollar
Chinese Renminbi	$0.15 = 1 Chinese Renminbi	$0.15 = 1 Chinese Renminbi
Japanese Yen	$0.01 = 1 Japanese Yen	$0.01 = 1 Japanese Yen
In the six months ended June 30, 2017, we conducted approximately 31% of our sales in Euros, approximately 6% in the Canadian Dollar, approximately 5% in the Chinese Renminbi and approximately 3% in the Japanese Yen.

To mitigate the risk that changes in foreign currencies have on our cash flows, we may utilize forward currency contracts in certain circumstances to lock in exchange rates with the objective that the gain or loss on the forward contracts will approximate the loss or gain that results from the transaction or transactions being hedged. We determine whether to enter into hedging arrangements based upon the size of the underlying transaction or transactions, an assessment of the risk of adverse movements in the applicable currencies and the availability of a cost effective hedge strategy. To the extent we do not engage in hedging or such hedging is not effective, changes in the relative value of currencies can affect our cash flows.

Domestic and Foreign Operating Results:
The following is an analysis of our domestic and foreign operations during the three and six months ended June 30, 2017 and June 30, 2016 and a discussion of the results of operations during those periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Domestic income from operations	$3,020	$3,525	$8,132	$3,959
Foreign income from operations	11,929	11,182	21,077	22,284
Total income from operations	$14,949	$14,707	$29,209	$26,243
During the three and six months ended June 30, 2017, domestic income from operations was lower than foreign income from operations primarily due to lower sales, product mix, corporate overhead costs and market differences.  We intend for all earnings generated by foreign subsidiaries after 2012 to be remitted to the parent company at some point in the future. U.S. income taxes and foreign withholding taxes have been provided related to those foreign earnings. All other foreign un-remitted earnings generated in years prior to 2013 likely will remain indefinitely reinvested, except for a portion of the earnings generated prior to 2013 related to our Brazilian and Chinese operations.
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

For the six months ended June 30, 2017, we incurred restructuring expenses of $4.0 million relating to: 1) headcount reductions and 2) other costs related to previous plant closures. For the six months ended June 30, 2016, we incurred restructuring expenses of $5.6 million. These included $1.2 million of charges related to the closure of the Middletown, Va. facility and $4.4 million of charges relating to headcount reductions and other costs related to previous plant closures.

Results of Operations

The table that follows sets forth for the periods presented certain consolidated operating results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net sales	$120,339	$123,973	$240,205	$238,938
Costs and expenses:
Cost of products sold	71,454	75,782	143,824	147,210
Selling	15,936	15,735	31,610	31,456
General and administrative	15,460	13,427	28,114	24,934
Research and development	1,666	1,545	3,410	3,486
Restructuring	874	2,777	4,038	5,609
	105,390	109,266	210,996	212,695
Income from operations	14,949	14,707	29,209	26,243
Interest expense, net	(13,281)	(10,658)	(26,544)	(20,999)
Loss on extinguishment of debt	(7)	—	(32)	—
Foreign exchange loss	(1,246)	(72)	(2,371)	(47)
Income before provision for income taxes	415	3,977	262	5,197
Provision for income taxes	(3,826)	(1,867)	(6,507)	(4,532)
Net (loss) income	$(3,411)	$2,110	$(6,245)	$665
Comprehensive (loss) income	$(146)	$6,508	$6,660	$13,881
Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
Net Sales. Net sales for the three months ended June 30, 2017 decreased by $3.7 million, or 3.0%, to $120.3 million from $124.0 million for the three months ended June 30, 2016. Excluding currency effects, sales were down $1.5 million, or 1.2%. For the three months ended June 30, 2017, approximately 60% of our net sales were in our clothing segment and approximately 40% were in our roll covers segment.
In our clothing segment, net sales for the three months ended June 30, 2017 decreased $2.4 million to $72.4 million from $74.8 million for the three months ended June 30, 2016. Excluding currency effects, the sales decrease of $1.0 million, or 1.4% was driven largely from competitive pricing pressure in Asia Pacific.
In our rolls segment, net sales for the three months ended June 30, 2017 decreased $1.3 million to $47.9 million from $49.2 million for the three months ended June 30, 2016. Excluding currency effects, sales were down by $0.4 million or 0.9%, driven by weaker spreader rolls sales in Europe.
Cost of Products Sold. Cost of products sold for the three months ended June 30, 2017 decreased to $71.5 million from $75.8 million for the three months ended June 30, 2016.
In our clothing segment, cost of products sold decreased $2.8 million in the current quarter compared to the second quarter of 2016, due to production efficiencies in certain regions. Cost of products sold as a percentage of net sales decreased by 1.9 percentage points to 56.6% in the three months ended June 30, 2017 from 58.5% in the three months ended June 30, 2016. This improvement was primarily due to production efficiencies in certain regions, partially offset by competitive pricing pressure in Asia Pacific.
In our rolls segment, cost of products sold decreased $1.5 million in the current quarter compared to the second quarter of 2016, due to production efficiencies. Cost of products sold as a percentage of net sales decreased by 1.2 percentage points to 64.0% for the three months ended June 30, 2017 from 65.2% for the three months ended June 30, 2016. This improvement was primarily due to production efficiencies in certain regions.
Selling Expenses. For the three months ended June 30, 2017, selling expenses were up slightly, to $15.9 million.

General and Administrative Expenses. For the three months ended June 30, 2017, general and administrative expenses increased by $2.1 million, or 15.7%, to $15.5 million from $13.4 million for the three months ended June 30, 2016, primarily as a result of $3.0 million in CEO transition costs from the second quarter of 2017 partially offset by cost reduction initiatives.

Restructuring Expenses. For the three months ended June 30, 2017, we incurred restructuring expenses of $0.9 million of charges relating to headcount reductions and other costs related to previous plant closures.

Interest Expense, Net. Net interest expense for the three months ended June 30, 2017 was $13.3 million, up $2.6 million from $10.7 million for the three months ended June 30, 2016. The increase was driven primarily by the increase in average debt balances and higher interest rates thereon in the second quarter of 2017 versus the second quarter of 2016 due to the refinancing completed during the third quarter of 2016 and additional debt assumed to finance the Spencer Johnston acquisition in the second quarter of 2016.
Provision for Income Taxes. For the three months ended June 30, 2017 and 2016, the provision for income taxes was $3.8 million and $1.9 million, respectively. The increase in tax expense in the three months ended June 30, 2017, was primarily attributable to the geographic earnings mix, as well as a reduction in tax benefits allocated to continuing operations and non-recurring tax benefits in 2016 from interest deductions in Brazil. Generally, our provision for income taxes is primarily impacted by the income we earn in tax paying jurisdictions relative to the income we earn in non-tax paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 15.0% to 35.0%. However, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. We generate losses in certain jurisdictions for which we realize no tax benefit as the deferred tax assets in these jurisdictions (including net operating losses) are fully reserved in our valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings.
Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Net Sales. Net sales for the six months ended June 30, 2017 increased by $1.3 million, or 0.5%, to $240.2 million from $238.9 million for the six months ended June 30, 2016. Excluding currency effects, sales were up $4.8 million, or 2.0%. For the six months ended June 30, 2017, approximately 60% of our net sales were in our clothing segment and approximately 40% were in our roll covers segment.
In our clothing segment, net sales for the six months ended June 30, 2017 decreased $1.3 million to $144.9 million from $146.2 million for the six months ended June 30, 2016. Excluding currency effects, the sales increase of $1.0 million, or 0.7% was driven largely by higher sales volumes in the North America and Latin America markets partially offset by the competitive pricing pressure in Asia Pacific.
In our rolls segment, net sales for the six months ended June 30, 2017 increased $2.6 million to $95.3 million from $92.7 million for the six months ended June 30, 2016. Excluding currency effects, sales were up by $3.8 million or 4.1%, driven by the incremental sales derived from the acquisition of Spencer Johnston partially offset by lower sales volumes in the North America, Europe and Asia Pacific markets.
Cost of Products Sold. Cost of products sold for the six months ended June 30, 2017 decreased to $143.8 million from $147.2 million for the six months ended June 30, 2016.
In our clothing segment, cost of products sold decreased $3.9 million in the first half of 2017 compared to the first half of 2016, due to production efficiencies in certain regions. Cost of products sold as a percentage of net sales decreased by 2.3 percentage points to 56.9% in the six months ended June 30, 2017 from 59.2% in the six months ended June 30, 2016. This improvement was primarily due to production efficiencies in certain regions, partially offset by competitive pricing pressure in Asia Pacific.
In our rolls segment, cost of products sold increased $0.7 million in the first half of 2017 compared to the first half of 2016. The increase was primarily a result of increased sales volume. Cost of products sold as a percentage of net sales decreased by 0.8 percentage points to 64.7% for the six months ended June 30, 2017 from 65.5% for the six months ended June 30, 2016 due to production efficiencies in certain regions.
Selling Expenses. For the six months ended June 30, 2017, selling expenses were up slightly, to $31.6 million primarily as a result of the acquisition of Spencer Johnston in May 2016.

General and Administrative Expenses. For the six months ended June 30, 2017, general and administrative expenses increased by $3.2 million, or 12.9%, to $28.1 million from $24.9 million for the six months ended June 30, 2016, primarily as a result of $3.0 million in CEO transition costs from the second quarter of 2017 and the impact of the Spencer Johnston acquisition in May of 2016 partially offset by cost reduction initiatives.

Restructuring Expenses. For the six months ended June 30, 2017, we incurred restructuring expenses of $4.0 million of charges relating to headcount reductions and other costs related to previous plant closures.

Interest Expense, Net. Net interest expense for the six months ended June 30, 2017 was $26.5 million, up $5.5 million from $21.0 million for the six months ended June 30, 2016. The increase was primarily driven by the increase in average debt balances and higher interest rates thereon in the first half of 2017 versus the first half of 2016 due to the refinancing completed during the third quarter of 2016 and additional debt assumed to finance the Spencer Johnston acquisition in the second quarter of 2016.
Provision for Income Taxes. For the six months ended June 30, 2017 and 2016, the provision for income taxes was $6.5 million and $4.5 million, respectively. The increase in tax expense in the six months ended June 30, 2017, was primarily attributable to the geographic earnings mix, as well as a reduction in tax benefits allocated to continuing operations and non-recurring tax benefits in 2016 from interest deductions in Brazil. Generally, our provision for income taxes is primarily impacted by the income we earn in tax paying jurisdictions relative to the income we earn in non-tax paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 15.0% to 35.0%. However, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. We generate losses in certain jurisdictions for which we realize no tax benefit as the deferred tax assets in these jurisdictions (including net operating losses) are fully reserved in our valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings.

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
Net cash provided by operating activities was $3.0 million for the six months ended June 30, 2017 and $17.1 million for the six months ended June 30, 2016. The $14.1 million decrease was primarily due to higher interest paid in the first half of 2017 as a result of the third quarter 2016 refinancing coupled with an increase in working capital.
Net cash used in investing activities was $(8.2) million for the six months ended June 30, 2017 and $(22.1) million for the six months ended June 30, 2016. The decrease in cash used in investing activities of $13.9 million was primarily due to the acquisition of Spencer Johnston in May 2016, partially offset by the purchase of the Changzhou Rolls facility in Q2 of 2017.
Net cash provided by financing activities was $3.3 million for the six months ended June 30, 2017 and $7.4 million for the six months ended June 30, 2016. The decrease of $4.1 million was primarily due to higher borrowings on the revolving line in 2016 to purchase Spencer Johnston partially offset by a new loan entered into in May 2017 to purchase our Changzhou Rolls facility.
As of June 30, 2017, an aggregate of $30.8 million is available for additional borrowings under the $55.0 million Revolving Credit and Guaranty Agreement ("ABL Facility"). This availability represents $39.7 million under the ABL revolver that is currently collateralized by certain of our assets, less $8.9 million of that facility committed for letters of credit or current borrowings. In addition, we had approximately $3.5 million available for borrowings under other small lines of credit. The Company also had cash and cash equivalents of $11.1 million at June 30, 2017 compared to $12.8 million at December 31, 2016.

We expect to spend cash of approximately $6.4 million related to our restructuring initiatives in 2017. We have spent $4.9 million in the six months ended June 30, 2017. Actual restructuring costs for 2017 may substantially differ from estimates at this time, depending on the timing of the restructuring activities and the required actions to complete them.
Capital Expenditures
For the six months ended June 30, 2017, we had capital expenditures of $8.5 million. We are currently targeting capital expenditures for 2017 to be approximately $14.0 million. We analyze our planned capital expenditures, based on investment opportunities available to us and our financial and operating performance, and accordingly, actual capital expenditures may be more or less than this amount. We intend to use existing cash and cash from operations to fund our capital expenditures.
Credit Facilities

On August 9, 2016, we closed on $480 million aggregate principal amount of 9.5% Senior Secured Notes due August 2021 (the "Notes"), which were sold at a price equal to 98.54% of their face value. The Notes will pay interest semi-annually in arrears on February 15 and August 15 of each year beginning on February 15, 2017 and will mature on August 15, 2021, unless earlier redeemed or repurchased.
We used the net proceeds from the offering to repay all amounts outstanding under our then existing term loan credit facility, to redeem all of its 8.875% Senior Notes due 2018 at a redemption price equal to 102.219% of the principal amount thereof, together with accrued and unpaid interest, to the date of redemption, to pay fees and expenses relating to these transactions, and for working capital and other general corporate purposes.
On May 17, 2013, we entered into a Credit and Guaranty Agreement for $200.0 million (increased to $230 million on August 18, 2016) term loan credit facility (the “Term Credit Facility”), net of a discount of $1.0 million, among us, certain of our direct and indirect U.S. subsidiaries as guarantors, and certain financial institutions. This facility was repaid with proceeds from the Notes.
On May 17, 2013, we also entered into a Revolving Credit and Guaranty Agreement originally for a $40.0 million asset-based revolving credit facility subject to a borrowing base among Xerium Technologies, Inc., as a US borrower, Xerium Canada Inc., as Canadian borrower, certain direct and indirect U.S. subsidiaries of the Company as guarantors and certain financial institutions (the "Domestic Revolver"). On March 3, 2014, we entered into an amendment to the Revolving Credit and Guaranty Agreement (as amended, the “old ABL Facility,” and collectively with the Term Credit Facility, the “Credit Facility”), increasing the aggregate availability under the old ABL Facility to $55.0 million. On November 3, 2015, we refinanced the old ABL Facility and entered into the ABL Facility. The ABL Facility continues to provide a maximum credit limit of $55.0 million and the collateral pledged thereunder has remained the same. The ABL Facility matures in November of 2020 and accrues interest at either an Alternative Base rate (Prime plus 75 bps) or Fixed LIBOR (LIBOR +175 bps). As of June 30, 2017 these rates were 5.00% and 3.00%, respectively.
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
On July 17, 2015 (the "Closing Date"), Xerium China, Co., Ltd. ("Xerium China"), a wholly-owned subsidiary of ours, entered into and closed a Fixed Assets Loan Contract (the "Loan Agreement") with the Industrial and Commercial Bank of China Limited, Shanghai-Jingan Branch (the “Bank”) with respect to a RMB 58.5 million loan, which was approximately $9.4 million USD on July 17, 2015. The loan is secured by pledged machinery and equipment of Xerium China and guaranteed by Xerium Asia Pacific (Shanghai) Limited and Stowe Woodward (Changzhou) Roll Technologies Co. Ltd., which are wholly-owned subsidiaries of ours, pursuant to guarantee agreements (the "Guarantee Agreements"). Interest on the outstanding principal balance of the loan accrues at a benchmark rate plus a margin. The current interest rate at June 30, 2017 is approximately 5.2%. The interest rate will be adjusted every 12 months during the term of the loan, based on the benchmark interest rate adjustment. Interest under the loan is payable quarterly in arrears. Principal on the loan is to be repaid in part every six months following the Closing Date, in accordance with a predetermined schedule set forth in the Loan Agreement. Proceeds of the Loan will be used by Xerium China to purchase production equipment. The Loan Agreement contains certain customary representations and warranties and provisions relating to events of default.
On May 26, 2011, we completed a refinancing transaction, which replaced certain of our then outstanding indebtedness with $240.0 million aggregate principal amount of 8.875% senior unsecured notes. The notes were repaid with proceeds from the 9.5% Senior Secured Notes on August 9, 2016.

We are in compliance with all covenants under the Notes and ABL Facility at June 30, 2017.
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
"Adjusted EBITDA" means, with respect to any period, the total of (A) the consolidated net income for such period, plus (B) without duplication, to the extent that any of the following were deducted in computing such consolidated net income for such period: (i) provision for taxes based on income or profits, including, without limitation, federal, state, provincial, franchise and similar taxes, including any penalties and interest relating to any tax examinations, (ii) consolidated interest expense, (iii) consolidated depreciation and amortization expense, (iv) reserves for inventory in connection with plant closures, (v) consolidated operational restructuring costs, (vi) non-cash charges resulting from the application of purchase accounting, including push-down accounting, (vii) non-cash expenses resulting from the granting of common stock, stock options, restricted stock or restricted stock unit awards under equity compensation programs solely with respect to common stock, and cash expenses for compensation mandatorily applied to purchase common stock, (viii) non-cash items relating to a change in or adoption of accounting policies, (ix) non-cash expenses relating to pension or benefit arrangements, (x) expenses incurred as a result of the repurchase, redemption or retention of common stock earned under equity compensation programs solely in order to make withholding tax payments, (xi) amortization or write-offs of deferred financing costs, (xii) any non-cash losses resulting from mark to market hedging obligations (to the extent the cash impact resulting from such loss has not been realized in such period), (xiii) unrealized foreign currency losses and (xiv) other non-cash losses or charges (excluding, however, any non-cash loss or charge which represents an accrual of, or a reserve for, a cash disbursement in a future period), minus (C) without duplication, to the extent any of the following were included in computing consolidated net income for such period, (i) unrealized foreign currency gains, (ii) non-cash gains with respect to the items described in clauses (vi), (vii), (ix), (xi), (xii), (xiii) and xiv (other than, in the case of clause (xiv), any such gain to the extent that it represents a reversal of an accrual of, or reserve for, a cash disbursement in a future period) of clause (B) above and (iii) provisions for tax benefits based on income or profits. Notwithstanding the foregoing, Adjusted EBITDA, as defined and calculated below, may not be comparable to similarly titled measurements used by other companies.
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
Adjusted EBITDA Definition Modification
During the fourth quarter of 2016, the Company modified its definition of Adjusted EBITDA to exclude foreign exchange gains and losses from this non-GAAP measure. This change enhances investor insight into the Company’s operational performance. In previous filings, for the three and six months ended June 30, 2016 Adjusted EBITDA was stated at $27.6 million and $51.6 million, respectively .

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income	$(3,411)	$2,110	$(6,245)	$665
Stock-based compensation	328	834	859	1,426
CEO transition stock-based compensation	1,187	—	1,187	—
Depreciation	7,843	8,182	15,662	16,082
Amortization of intangible assets	272	210	546	304
Deferred financing cost amortization	911	785	1,810	1,542
Foreign exchange (gain) loss on revaluation of debt	(93)	(968)	534	151
Deferred tax expense	302	(953)	312	(797)
Asset impairment	55	—	55	—
(Gain) loss on disposition of property and equipment	(36)	62	(85)	78
Loss on extinguishment of debt	7	—	32	—
Net change in operating assets and liabilities	2,855	(8,234)	(11,669)	(2,320)
Net cash provided by operating activities	10,220	2,028	2,998	17,131
Interest expense, excluding amortization	12,370	9,873	24,734	19,457
Net change in operating assets and liabilities	(2,855)	8,234	11,669	2,320
Current portion of income tax expense	3,524	2,820	6,195	5,329
Stock-based compensation	(328)	(834)	(859)	(1,426)
CEO transition stock-based compensation	(1,187)	—	(1,187)	—
Asset impairment	(55)	—	(55)	—
Foreign exchange gain (loss) on revaluation of debt	93	968	(534)	(151)
Gain (loss) on disposition of property and equipment	36	(62)	85	(78)
Loss on extinguishment of debt	(7)	—	(32)	—
EBITDA	21,811	23,027	43,014	42,582
Loss on extinguishment of debt	7	—	32	—
Stock-based compensation	328	834	859	1,426
CEO transition expenses	3,039	—	3,039	—
Operational restructuring expenses	874	2,777	4,038	5,609
Other non-recurring expenses	69	433	114	668
Plant startup costs	166	539	646	1,285
Unrealized foreign exchange loss	886	82	1,994	24
Adjusted EBITDA	$27,180	$27,692	$53,736	$51,594

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk

Our interest rate risks as of June 30, 2017 have not materially changed from December 31, 2016 (see Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016). As of June 30, 2017, we had outstanding debt with a carrying amount of $507.5 million and an approximate fair value of $545.7 million.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, as of June 30, 2017 under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as set forth above.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

XERIUM TECHNOLOGIES, INC.
(Registrant)

July 31, 2017	By:	/s/Clifford E. Pietrafitta
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