Form 10-Q
period 2017-09-30
XERIUM TECHNOLOGIES INC
filed 2017-10-30
CIK 1287151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________
FORM 10-Q
________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
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
Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of October 30, 2017 was 16,367,743.

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

Xerium Technologies, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data and unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$9,881	$12,808
Accounts receivable, net	75,721	68,667
Inventories, net	79,302	70,822
Prepaid expenses	11,623	6,325
Other current assets	16,575	15,784
Total current assets	193,102	174,406
Property and equipment, net	288,293	284,101
Goodwill	62,966	56,783
Intangible assets	7,181	7,330
Non-current deferred tax asset	10,443	10,737
Other assets	8,087	8,556
Total assets	$570,072	$541,913
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$8,225	$7,328
Accounts payable	36,643	36,158
Accrued expenses	50,986	64,532
Current maturities of long-term debt	10,899	8,600
Total current liabilities	106,753	116,618
Long-term debt, net of current maturities	487,832	472,923
Liabilities under capital leases	16,831	19,236
Non-current deferred tax liability	9,794	7,157
Pension, other post-retirement and post-employment obligations	64,538	65,026
Other long-term liabilities	9,256	7,858
Commitments and contingencies	—	—
Stockholders’ deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value, 20,000,000 shares authorized; 16,347,654 and 16,152,946 shares outstanding as of September 30, 2017 and December 31, 2016, respectively	16	16
Paid-in capital	432,220	430,823
Accumulated deficit	(448,162)	(443,066)
Accumulated other comprehensive loss	(109,006)	(134,678)
Total stockholders’ deficit	(124,932)	(146,905)
Total liabilities and stockholders’ deficit	$570,072	$541,913

Xerium Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share data and unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Sales	$118,451	$119,191	$358,656	$358,129
Costs and expenses:
Cost of products sold	74,114	75,385	217,938	222,595
Selling	15,664	15,816	47,274	47,272
General and administrative	11,606	12,644	39,720	37,577
Research and development	1,613	1,786	5,023	5,271
Restructuring	(540)	2,493	3,498	8,103
	102,457	108,124	313,453	320,818
Income from operations	15,994	11,067	45,203	37,311
Interest expense, net	(13,087)	(12,216)	(39,631)	(33,215)
Loss on extinguishment of debt	—	(11,736)	(32)	(11,736)
Foreign exchange gain (loss)	56	(429)	(2,315)	(476)
Income (loss) before provision for income taxes	2,963	(13,314)	3,225	(8,116)
Provision for income taxes	(1,814)	(25)	(8,321)	(4,557)
Net income (loss)	$1,149	$(13,339)	$(5,096)	$(12,673)
Comprehensive income (loss)	$13,916	$(10,988)	$20,576	$2,894
Net income (loss) per share:
Basic	$0.07	$(0.83)	$(0.31)	$(0.79)
Diluted	$0.07	$(0.83)	$(0.31)	$(0.79)
Shares used in computing net income (loss) per share:
Basic	16,343,151	16,063,140	16,253,740	15,949,816
Diluted	16,612,359	16,063,140	16,253,740	15,949,816

Xerium Technologies, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands and unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(5,096)	$(12,673)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	2,249	2,123
Depreciation	23,630	24,206
Amortization of intangible assets	810	573
Deferred financing cost amortization	2,722	2,234
Foreign exchange loss on revaluation of debt	1,064	43
Deferred taxes	5,362	(3,066)
Asset impairment	94	—
(Gain) loss on disposition of property and equipment	(127)	50
Loss on extinguishment of debt	32	11,736
Provision (benefit) for doubtful accounts	537	(74)
Change in assets and liabilities which (used) provided cash:
Accounts receivable	(3,474)	1,303
Inventories	(3,430)	5,400
Prepaid expenses	(5,127)	(613)
Other current assets	(694)	(1,573)
Accounts payable and accrued expenses	(16,782)	(9,197)
Deferred and other long-term liabilities	(2,815)	1,495
Net cash (used in) provided by operating activities	(1,045)	21,967
Investing activities
Capital expenditures	(11,205)	(9,614)
Proceeds from disposals of property and equipment	676	94
Acquisition costs	—	(16,225)
Net cash used in investing activities	(10,529)	(25,745)
Financing activities
Proceeds from borrowings	101,980	541,500
Net increase in notes payable	—	1,121
Principal payments on debt	(87,837)	(510,836)
Payment of financing fees	(378)	(22,807)
Payment of obligations under capital leases	(4,448)	(2,994)
Employee taxes paid on equity awards	(852)	(1,791)
Net cash provided by financing activities	8,465	4,193
Effect of exchange rate changes on cash flows	182	(1,874)
Net decrease in cash	(2,927)	(1,459)
Cash and cash equivalents at beginning of period	12,808	9,839
Cash and cash equivalents at end of period	$9,881	$8,380

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
Basis of Presentation
The accompanying unaudited condensed consolidated interim financial statements at September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 include the accounts of the Company and its wholly-owned subsidiaries. These financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2016 as reported on the Company's Annual Report on Form 10-K filed on March 1, 2017.
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
The components of inventories are as follows at:

	September 30, 2017	December 31, 2016
Raw materials	$14,902	$14,089
Work in process	29,448	25,879
Finished goods (includes consigned inventory of $7,939 at September 30, 2017 and $6,673 at December 31, 2016)	41,877	37,155
Inventory allowances	(6,925)	(6,301)
	$79,302	$70,822
Goodwill
The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other Intangible Assets (“Topic 350”). Topic 350 requires that goodwill and intangible assets that have indefinite lives not be amortized, but instead, must be tested for impairment at least annually or whenever events or business conditions warrant. During the three and nine months ended September 30, 2017, the Company evaluated events and business conditions to determine if a test for an impairment of goodwill was warranted. No such events or business conditions took place during this period, therefore no test was determined to be warranted at September 30, 2017.

Warranties
The Company offers warranties on certain roll products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The Company estimates the costs that may be incurred under its warranties and records a liability in Accrued Expenses on its Consolidated Balance Sheet for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. The table below represents the changes in the Company’s warranty liability for the nine months ended September 30, 2017 and 2016:

	Beginning Balance	Charged to Cost of Sales	Effect of Foreign Currency Translation	Deduction from Reserves	Ending Balance
Nine Months Ended September 30, 2017:	$2,203	$584	$66	$(649)	$2,204
Nine Months Ended September 30, 2016:	$2,175	$1,207	$70	$(1,228)	$2,224

Net Income (Loss) Per Common Share
Net income (loss) per common share has been computed and presented pursuant to the provisions of ASC Topic 260, Earnings per Share (“Topic 260”). Net income (loss) per share is based on the weighted-average number of shares outstanding during the period. As of September 30, 2017 and 2016, the Company had outstanding restricted stock units (“RSUs”), deferred stock units (“DSUs”) and options.
The following table sets forth the computation of basic and diluted weighted-average shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted-average common shares outstanding–basic	16,343,151	16,063,140	16,253,740	15,949,816
Dilutive effect of stock-based compensation awards outstanding	269,208	—	—	—
Weighted-average common shares outstanding–diluted	16,612,359	16,063,140	16,253,740	15,949,816
The following table sets forth the aggregate of the dilutive securities that were outstanding in the three and nine months ended September 30, 2017 and 2016, but were not included in the computation of diluted earnings per share because the impact would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Anti-dilutive securities	705,061	919,231	974,269	919,231
Impairment
The Company reviews its long-lived assets that have finite lives for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment (“Topic 360”). This topic requires that companies evaluate the fair value of long-lived assets based on the anticipated undiscounted future cash flows to be generated by the assets when indicators of impairment exist to determine if there is impairment to the carrying value. Any change in the carrying amount of an asset as a result of the Company's evaluation has been recorded in either restructuring expense, if it was a result of the Company's restructuring activities, or general and administrative expense for all other impairments in the consolidated statements of operations. For the three and nine months ended September 30, 2017 and 2016, the Company had no impairment charges included in restructuring expense.

New Accounting Pronouncements

In August 2017, the FASB issued Accounting Standards Update No 2017-12, Derivative and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12). The amendments in ASU 2017-12 provide guidance to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted in any interim period after issuance of the update. The Company is in the process of evaluating this accounting standard update.

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

2. Business Acquisitions
On May 4, 2016, the Company acquired certain assets and liabilities of JJ Plank Corporation/Spencer Johnston (“Spencer Johnston”), a spreader roll company headquartered in Neenah, Wisconsin for an adjusted purchase price of $17.6 million in cash. This acquisition expands the Company's current rolls product offerings, service capabilities and markets served, strengthens its financial profile and grows its customer base. The Company acquired all of the assets and assumed certain liabilities of Spencer Johnston.

The adjusted purchase price of $17.6 million resulted in a final purchase price allocation of net assets acquired other than goodwill of $15.7 million and goodwill of $1.9 million. All of the goodwill is allocated to the Rolls Covers business segment. Goodwill represents the excess purchase price over the fair values of assets acquired and liabilities assumed and is supported by the anticipated synergies of the transaction.
3. Derivatives and Hedging
Risk Management Objective of Using Derivatives
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. From time to time, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known cash amounts, the value of which are determined by foreign exchange rates.
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
As of September 30, 2017 and December 31, 2016, the Company had outstanding derivatives that were not designated as hedges in qualifying hedging relationships. The value of these contracts is recognized at fair value based on market exchange forward rates and is recorded in other assets or other liabilities on the Consolidated Balance Sheets. The following represents the fair value of these derivatives at September 30, 2017 and December 31, 2016 and the change in fair value included in foreign exchange gain (loss) in the three and nine months ended September 30, 2017 and 2016:

	September 30, 2017	December 31, 2016
Fair value of derivative liability	$(268)	$(1,461)
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Change in fair value of derivative included in foreign exchange gain	$188	$24
	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Change in fair value of derivative included in foreign exchange (loss) gain	$(835)	$93

The following represents the notional amounts of foreign exchange forward contracts at September 30, 2017:

	Notional Sold	Notional Purchased
Non-designated hedges of foreign exchange risk	$21,235	$(23,974)
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

4. Long term Debt
At September 30, 2017 and December 31, 2016, long term debt consisted of the following:

	September 30, 2017	December 31, 2016
9.5% Senior Notes due August 2021.	$480,000	$480,000
Notes payable, working capital loan, variable interest rate at 1.45%. Matures August 31, 2018, with one-year rollover option.	8,225	7,328
Fixed asset loan contract, variable interest rate of 5.23%. Matures June of 2020.	6,986	7,511
Other debt	25,776	10,448
Total debt (excluding long-term capital leases and deferred finance fees)	520,987	505,287
Less deferred financing costs and debt discount	(14,031)	(16,436)
Less current maturities of long term debt and notes payable	(19,124)	(15,928)
Total long term debt	$487,832	$472,923
As of September 30, 2017, the carrying value of the Company’s debt was $515.5 million (excluding deferred financing costs and long-term capitalized lease liabilities) and its fair value was approximately $539.0 million. The Company determined the fair value of its debt utilizing significant other observable inputs (Level 2 of the fair value hierarchy) based on the quoted market prices for the same issues or on the current rates offered for debt of similar remaining maturities.
9.5% Secured Notes due 2021
On August 9, 2016, the Company closed on $480.0 million aggregate principal amount of 9.5% Senior Secured Notes due August 2021 (the "Notes"), which were sold at a price equal to 98.54% of their face value. The Notes will pay interest semi-annually in arrears on February 15 and August 15 of each year beginning on February 15, 2017 and will mature on August 15, 2021, unless earlier redeemed or repurchased.
The Company used the net proceeds from the offering to repay all amounts outstanding under its then existing $230.0 million term loan credit facility, to redeem all of its $240.0 million aggregate principal amount 8.875% Senior Notes due 2018 at a redemption price equal to 102.219% of the principal amount thereof, together with accrued and unpaid interest, to the date of redemption, to pay fees and expenses relating to these transactions, and for working capital and other general corporate purposes.
ABL Revolving Credit Facility
On November 3, 2015, the Company refinanced its prior revolving credit facility by entering into a new Revolving Credit and Guaranty Agreement (the “ABL Facility”) with one of its existing lenders. The amount of the ABL Facility provides an aggregate facility limit of $55.0 million, subject to a borrowing base collateralized by eligible accounts receivable, inventory and equipment of Xerium Technologies, Inc., as a US borrower, Xerium Canada Inc., as Canadian borrower, and Huyck.Wagner Germany GmbH, Robec Walzen GmbH, and Stowe Woodward AG, as the European borrowers. The ABL Facility matures in November of 2020 and accrues interest at either an Alternative Base rate (Prime plus 75 bps) or Fixed LIBOR (LIBOR +175 bps). As of September 30, 2017 these rates were 5.00% and 3.02%, respectively.
As of September 30, 2017, an aggregate of $22.5 million is available for additional borrowings under the $55.0 million Revolving Credit and Guaranty Agreement ("ABL Facility"). This availability represents $38.6 million under the ABL revolver that is currently collateralized by certain assets of the Company, less $16.1 million of that facility committed for letters of credit or current borrowings. In addition, the Company had approximately $5.7 million available for borrowings under other small lines of credit.
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
Fixed Assets Loan Contract
On July 17, 2015 (the "Closing Date"), Xerium China, Co., Ltd. ("Xerium China"), a wholly-owned subsidiary of the Company entered into and closed a Fixed Assets Loan Contract (the "Loan Agreement") with the Industrial and Commercial Bank of China Limited, Shanghai-Jingan Branch (the “Bank”) with respect to a RMB 58.5 million loan, which was approximately 9.4 million USD on July 17, 2015. The loan is secured by pledged machinery and equipment of Xerium China and guaranteed by Xerium Asia Pacific (Shanghai) Limited and Stowe Woodward (Changzhou) Roll Technologies Co. Ltd., which are wholly-owned subsidiaries of the Company, pursuant to guarantee agreements (the "Guarantee Agreements"). Interest on the outstanding principal balance of the loan accrues at a benchmark rate plus a margin. The current interest rate at September 30, 2017 is approximately 5.2%. The interest rate will be adjusted every 12 months during the term of the loan, based on the benchmark interest rate adjustment. Interest under the loan is payable quarterly in arrears. Principal on the loan is to be repaid in part every six months following the Closing Date, in accordance with a predetermined schedule set forth in the Loan Agreement. Proceeds of the loan will be used by Xerium China to purchase production equipment. The Loan Agreement contains certain customary representations and warranties and provisions relating to events of default.
The Company is in compliance with all covenants under the Notes, the ABL Facility, and the Loan Agreement at September 30, 2017.

Long-term Capitalized Lease Liabilities

As of September 30, 2017 and December 31, 2016, the Company had long-term capitalized lease liabilities totaling $16.8 million and $19.2 million, respectively. These amounts represent the lease on the corporate headquarters and the Kunshan, China facility, as well as other leases for software, vehicles and machinery and equipment.
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
For the three and nine months ended September 30, 2017, the provision for income taxes was $1.8 million and $8.3 million, respectively, as compared to $0.0 million and $4.6 million for the three and nine months ended September 30, 2016, respectively. The increase in tax expense in the three and nine months ended September 30, 2017 was primarily attributable to the geographic mix of earnings, as well as a change in judgment about realization of German deferred tax assets, an increase in unrecognized tax benefits related to transfer pricing, a reduction in tax benefits allocated to continuing operations, and non-recurring tax benefits in 2016 from interest deductions in Brazil. Generally, the provision for income taxes is primarily impacted by income earned in tax paying jurisdictions relative to income earned in non-tax paying jurisdictions. The majority of income recognized for purposes of computing the effective tax rate is earned in countries where the statutory income tax rates range from 15.0% to 35.0%; however, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. The Company generates losses in certain jurisdictions for which no tax benefit is realized, as the deferred tax assets in these jurisdictions (including the net operating losses) are fully reserved in the valuation allowance. For this reason, the Company recognizes minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States, Germany, and Australia. Due to these reserves, the geographic mix of the Company’s pre-tax earnings has a direct correlation with how high or low its annual effective tax rate is relative to consolidated earnings.
As the Company continues to reorganize and restructure its operations, it is possible that deferred tax assets, for which no income tax benefit has previously been provided, may more likely than not become realized. The Company continues to evaluate future operations and will record an income tax benefit in the period where it believes it is more likely than not that the deferred tax asset will be able to be realized. The most material unrecognized deferred tax asset relates to the U.S. By 2029, future U.S. earnings ranging between $40.0 million and $100.0 million, generated by U.S. earnings from continuing operations or qualified tax planning strategies, would be required in order to fully recognize the U.S. deferred tax asset. Historic and future ownership changes could potentially reduce the amount of net operating loss carry-forwards available for use.

As of September 30, 2017, the Company had a gross amount of unrecognized tax benefit of $11.7 million, exclusive of interest and penalties. The unrecognized tax benefit increased by approximately $2.4 million during the nine months ended September 30, 2017, as a result of new positions related to the current year primarily related to transfer pricing and foreign currency effects.
The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense, which were $0.1 million and $0.6 million related to the unrecognized tax benefits for the three and nine months ended September 30, 2017. The tax years 2005 through 2016 remain open to examination in a number of the major tax jurisdictions to which the Company and its subsidiaries are subject. The Company believes that it has made adequate provisions for all income tax uncertainties.
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
Settlement accounting was triggered during the three months ended September 30, 2017 as a result of wind-up payments being made out of the closed Warwick plant pension plan to former participants. As a result, the Company recorded a non-cash settlement charge of $1.0 million to restructuring expense in the third quarter of 2017 with a decrease to other comprehensive loss.
Curtailment accounting was triggered with the June 30, 2016 freeze of a North America rolls plant's pension plan. As a result, a curtailment gain was recorded in the second quarter of 2016 in the amount of $2.7 million, as a reduction to pension liability and a decrease to other comprehensive loss.
As required by Topic 715, the following tables summarize the components of net periodic benefit cost:
Defined Benefit Plans

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost	$351	$308	$1,047	$1,131
Interest cost	1,221	1,133	3,567	4,149
Expected return on plan assets	(1,420)	(1,182)	(4,189)	(4,326)
Amortization of net loss	550	428	1,641	1,561
Net periodic benefit cost	$702	$687	$2,066	$2,515
7. Comprehensive Income and Accumulated Other Comprehensive Loss
Comprehensive income for the three and nine months ended September 30, 2017 (net of tax benefit of $277 thousand and $57 thousand) and 2016 (net of a tax expense of $803 thousand and $1,541 thousand) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$1,149	$(13,339)	$(5,096)	$(12,673)
Foreign currency translation adjustments	12,217	1,625	25,232	11,353
Pension liability changes under Topic 715	550	726	440	4,214
Comprehensive income (loss)	$13,916	$(10,988)	$20,576	$2,894

Included in foreign currency translation adjustments are foreign currency (losses) gains on intercompany transactions that are considered a long-term investment totaling ($2.5) million and ($4.6) million for the three and nine months ended September 30, 2017, respectively, and $0.5 million and $3.0 million for the three and nine months ended September 30, 2016, respectively.

The components of accumulated other comprehensive loss for the three months ended September 30, 2017 are as follows (net of tax benefits of $6.1 million):

	Foreign Currency Translation Adjustment	Pension Liability Changes Under Topic 715	Accumulated Other Comprehensive (Loss) Income
Balance at June 30, 2017	$(82,217)	$(39,556)	$(121,773)
Other comprehensive income (loss) before reclassifications	12,217	(1,007)	11,210
Amounts reclassified from other comprehensive loss:
Amortization of actuarial losses	—	550	550
Pension settlement loss	—	1,007	1,007
Net current period other comprehensive income	12,217	550	12,767
Balance at September 30, 2017	$(70,000)	$(39,006)	$(109,006)

The components of accumulated other comprehensive loss for the nine months ended September 30, 2017 are as follows (net of tax benefits of $6.1 million):

	Foreign Currency Translation Adjustment	Pension Liability Changes Under Topic 715	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2016	$(95,232)	$(39,446)	$(134,678)
Other comprehensive income (loss) before reclassifications	25,232	(2,208)	23,024
Amounts reclassified from other comprehensive loss
Amortization of actuarial losses	—	1,641	1,641
Pension settlement loss	—	1,007	1,007
Net current period other comprehensive income	25,232	440	25,672
Balance at September 30, 2017	$(70,000)	$(39,006)	$(109,006)
For the three and nine months ended September 30, 2017, the amortization of actuarial losses is included in cost of products sold and general and administrative expenses in the Consolidated Statements of Operations. The pension settlement loss is included in restructuring expense in the Consolidated Statements of Operations. Refer to Note 6 for further information.

8. Restructuring Expense
For the nine months ended September 30, 2017, the Company incurred restructuring expenses of $3.5 million relating to headcount reductions and other costs related to previous plant closures partially offset by the reversal of a reserve for a potential exposure that was deemed no longer necessary. For the nine months ended September 30, 2016, the Company incurred restructuring expenses of $8.1 million. These included $1.4 million of charges related to the closure of the Middletown, Va. facility and $6.7 million of charges relating to headcount reductions and other costs related to previous plant closures.
The following table sets forth the significant components of the restructuring accrual (included in Accrued Expenses on our Consolidated Balance Sheet), including activity under restructuring programs for the nine months ended September 30, 2017 and 2016:

	Balance at December 31, 2016	Charges	Currency Effects	Cash Payments	Balance at September 30, 2017
Severance and other benefits	$3,805	$551	$579	$(3,885)	$1,050
Facility costs and other	392	1,940	60	(2,131)	261
Total	$4,197	$2,491	$639	$(6,016)	$1,311

Not included in the charges for the nine months ended September 30, 2017 in the table above is $1.0 million related to a pension settlement charge. The offset to the charge was accumulated other comprehensive loss. Refer to Notes 6 and 7 for further information.

	Balance at December 31, 2015	Charges	Currency Effects	Cash Payments	Balance at September 30, 2016
Severance and other benefits	$5,308	$4,328	$73	$(5,010)	$4,699
Facility costs and other	903	3,775	12	(4,267)	423
Total	$6,211	$8,103	$85	$(9,277)	$5,122
Restructuring and impairment expense by segment, which is not included in Segment Earnings in Note 9, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Clothing	$(1,208)	$1,803	$1,430	$4,930
Roll Covers	384	637	1,692	2,478
Corporate	284	53	376	695
Total	$(540)	$2,493	$3,498	$8,103
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
Summarized financial information for the Company’s reportable segments is presented in the tables that follow for the three and nine months ended September 30, 2017 and 2016.

	Clothing	Roll Covers	Corporate	Total
Three months ended September 30, 2017
Net Sales	$72,613	$45,838	$—	$118,451
Segment Earnings (Loss)	$17,852	$8,976	$(3,062)	$23,766
Three months ended September 30, 2016
Net Sales	$71,033	$48,158	$—	$119,191
Segment Earnings (Loss)	$17,499	$8,826	$(3,042)	$23,283

Nine months ended September 30, 2017
Net Sales	$217,533	$141,123	$—	$358,656
Segment Earnings (Loss)	$59,556	$29,337	$(11,391)	$77,502
Nine months ended September 30, 2016
Net Sales	$217,189	$140,940	$—	$358,129
Segment Earnings (Loss)	$57,301	$28,611	$(11,035)	$74,877
Provided below is a reconciliation of Segment Earnings (Loss) to Income before provision for income taxes for the three and nine months ended September 30, 2017 and 2016, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Segment Earnings (Loss):
Clothing	$17,852	$17,499	$59,556	$57,301
Roll Covers	8,976	8,826	29,337	28,611
Corporate	(3,062)	(3,042)	(11,391)	(11,035)
Stock-based compensation	(203)	(697)	(1,062)	(2,123)
CEO transition expense	(15)	—	(3,054)	—
Interest expense, net	(13,087)	(12,216)	(39,631)	(33,215)
Depreciation and amortization	(8,232)	(8,394)	(24,440)	(24,779)
Loss on extinguishment of debt	—	(11,736)	(32)	(11,736)
Restructuring expense	540	(2,493)	(3,498)	(8,103)
Other non-recurring expense	(33)	(85)	(147)	(752)
Plant startup costs	(37)	(573)	(683)	(1,858)
Unrealized foreign exchange gain (loss)	264	(403)	$(1,730)	$(427)
Income (loss) before provision for income taxes	$2,963	$(13,314)	$3,225	$(8,116)
10. Commitments and Contingencies
The Company is involved in various legal matters which have arisen in the ordinary course of business as a result of various immaterial labor claims, taxing authority reviews and other routine legal matters. As of September 30, 2017, the Company accrued an immaterial amount in its financial statements for these matters for which the Company believed the possibility of loss was probable and was able to estimate the damages. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its financial position, results of operations or cash flow. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of legal matters will not have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

11. Stock-Based Compensation and Stockholders’ Deficit
The Company records stock-based compensation expense in accordance with ASC Topic 718, Accounting for Stock Compensation and has used the straight-line attribution method to recognize expense for RSUs, options and DSUs. The Company recorded stock-based compensation expense during the three and nine months ended September 30, 2017 and September 30, 2016 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
RSU, Options and DSU Awards (1)	$203	$697	$2,249	$2,123

(1)
Related to RSUs, Options and DSUs awarded to certain employees and non-employee directors. The nine months ended September 30, 2017 includes approx. $1.2 million of expense related to the accelerated vesting on RSU's upon CEO transition. Upon transition 146,134 shares were issued to the former CEO.

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

Long-Term Incentive Program— 2014 LTIP

Awards under the 2014 LTIP vested on May 8, 2017, and were converted to 13,829 shares of common stock, net of withholdings.
Directors’ Deferred Stock Unit Plan
Under the 2011 non-management directors stock plan ("2011 DSU Plan”), as amended in January of 2015, each director receives an annual retainer of $132 thousand, to be paid on a quarterly basis in arrears. Approximately 54% of the annual retainer is payable in DSUs, with the remaining 46% payable in cash or a mix of both cash and DSUs at the election of each director. The non-management directors were awarded an aggregate of 64,339 DSUs under the 2011 DSU Plan for service during the nine months ended September 30, 2017. In addition, in accordance with the 2011 DSU Plan, as amended in January of 2015, 48,446 DSUs were settled in common stock during the nine months ended September 30, 2017.

CEO Restricted Stock Unit Award

On June 2, 2017, the Company filed a Registration Statement on Form S-8 for the purpose of registering 600,000 shares of its common stock reserved for issuance in accordance with an Inducement Restricted Stock Unit Award Agreement between the Company and Mark Staton in connection with his appointment as the Company's President and Chief Executive Officer on April 28, 2017. The Inducement Restricted Stock Unit Award Agreement provides Mr. Staton with the opportunity to earn up to 600,000 shares of the Company’s common stock if its stock price attains certain levels within certain time periods, subject to his continued employment with the Company. No compensation expense related to this agreement has been recorded during the nine months ended September 30, 2017.

12. Supplemental Guarantor Financial Information

On August 9, 2016, the Company closed on the sale of its Notes. The Notes are secured obligations of Xerium Technologies, Inc. (referred to as “Parent” for the purpose of this note only) and are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by all of the domestic wholly owned subsidiaries, whether directly or indirectly, of the Parent (the “Guarantors”).  In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, as amended, the following condensed consolidating financial statements present the financial position, results of operations and cash flows of the Parent on a stand-alone parent-only basis, the Guarantors on a Guarantors-only basis, the combined non-Guarantor subsidiaries and elimination entries necessary to arrive at the information for the Parent, the Guarantors and non-Guarantor subsidiaries on a consolidated basis.

Xerium Technologies, Inc.
Consolidating Balance Sheet
At September 30, 2017
(Dollars in thousands, and unaudited)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
ASSETS
Current assets:
Cash and cash equivalents	$1,731	$65	$8,085	$—	$9,881
Accounts receivable, net	20	18,849	56,852	—	75,721
Intercompany receivables	(431,252)	442,218	(10,966)	—	—
Inventories, net	—	18,097	62,355	(1,150)	79,302
Prepaid expenses	354	591	10,678	—	11,623
Other current assets	—	3,301	13,274	—	16,575
Total current assets	(429,147)	483,121	140,278	(1,150)	193,102
Property and equipment, net	7,374	63,087	217,832	—	288,293
Investments	897,256	281,794	—	(1,179,050)	—
Goodwill	—	19,614	43,352	—	62,966
Intangible assets	—	6,528	653	—	7,181
Non-current deferred tax asset	—	—	10,443	—	10,443
Other assets	—	—	8,087	—	8,087
Total assets	$475,483	$854,144	$420,645	$(1,180,200)	$570,072

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Notes payable	$—	$—	$8,225	$—	$8,225
Accounts payable	1,916	10,069	24,658	—	36,643
Accrued expenses	13,225	8,449	29,312	—	50,986
Current maturities of long-term debt	2,015	2,451	6,433	—	10,899
Total current liabilities	17,156	20,969	68,628	—	106,753
Long-term debt, net of current maturities	480,041	—	7,791	—	487,832
Liabilities under capital leases	4,539	3,301	8,991	—	16,831
Non-current deferred tax liability	1,150	—	8,644	—	9,794
Pension, other post-retirement and post-employment obligations	18,899	1,269	44,370	—	64,538
Other long-term liabilities	—	—	9,256	—	9,256
Intercompany loans	78,864	(110,119)	31,255	—	—
Total stockholders’ (deficit) equity	(125,166)	938,724	241,710	(1,180,200)	(124,932)
Total liabilities and stockholders’ (deficit) equity	$475,483	$854,144	$420,645	$(1,180,200)	$570,072

Xerium Technologies, Inc.
Consolidating Balance Sheet
At December 31, 2016
(Dollars in thousands, and unaudited)

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

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive Income (Loss)
For the three months ended September 30, 2017
(Dollars in thousands, and unaudited)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$41,294	$82,590	$(5,433)	$118,451
Costs and expenses:
Cost of products sold	—	27,327	52,223	(5,436)	74,114
Selling	284	5,040	10,340	—	15,664
General and administrative	1,128	1,023	9,455	—	11,606
Research and development	243	866	504	—	1,613
Restructuring	284	387	(1,211)	—	(540)
	1,939	34,643	71,311	(5,436)	102,457
(Loss) income from operations	(1,939)	6,651	11,279	3	15,994
Interest expense, net	(12,255)	(551)	(281)	—	(13,087)
Foreign exchange (loss) gain	(75)	381	(250)	—	56
Equity in subsidiaries income	13,213	7,760	—	(20,973)	—
Dividend income (expense), net	2,534	2,533	—	(5,067)	—
Income (loss) before provision for income taxes	1,478	16,774	10,748	(26,037)	2,963
Provision for income taxes	(329)	(107)	(1,378)	—	(1,814)
Net income (loss)	$1,149	$16,667	$9,370	$(26,037)	$1,149
Comprehensive (loss) income	$(489)	$16,631	$23,811	$(26,037)	$13,916

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive Income (Loss)
For the three months ended September 30, 2016
(Dollars in thousands, and unaudited)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$43,711	$82,151	$(6,671)	$119,191
Costs and expenses:
Cost of products sold	—	29,367	52,520	(6,502)	75,385
Selling	175	4,925	10,716	—	15,816
General and administrative	2,009	2,167	8,468	—	12,644
Research and development	273	1,043	470	—	1,786
Restructuring	53	430	2,010	—	2,493
	2,510	37,932	74,184	(6,502)	108,124
(Loss) income from operations	(2,510)	5,779	7,967	(169)	11,067
Interest (expense) income, net	(11,439)	(47)	(730)	—	(12,216)
Foreign exchange gain (loss)	63	(110)	(382)	—	(429)
Equity in subsidiaries income	8,634	8,415	—	(17,049)	—
Loss on extinguishment of debt	(11,736)	—	—	—	(11,736)
Dividend income (expense), net	3,700	—	—	(3,700)	—
(Loss) income before provision for income taxes	(13,288)	14,037	6,855	(20,918)	(13,314)
(Provision for) benefit from income taxes	(51)	(288)	314	—	(25)
Net (loss) income	$(13,339)	$13,749	$7,169	$(20,918)	$(13,339)
Comprehensive (loss) income	$(12,773)	$13,736	$8,967	$(20,918)	$(10,988)

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive (Loss) Income
For the nine months ended September 30, 2017
(Dollars in thousands, and unaudited)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$134,638	$244,547	$(20,529)	$358,656
Costs and expenses:
Cost of products sold	58	88,391	149,979	(20,490)	217,938
Selling	773	15,400	31,101	—	47,274
General and administrative	9,418	2,588	27,714	—	39,720
Research and development	742	2,815	1,466	—	5,023
Restructuring	375	1,236	1,887	—	3,498
	11,366	110,430	212,147	(20,490)	313,453
(Loss) income from operations	(11,366)	24,208	32,400	(39)	45,203
Interest expense, net	(36,881)	(1,335)	(1,415)	—	(39,631)
Foreign exchange (loss) gain	(1,842)	599	(1,072)	—	(2,315)
Equity in subsidiaries income	28,217	19,211	—	(47,428)	—
Loss on extinguishment of debt	(32)	—	—	—	(32)
Dividend income (expense), net	16,763	9,379	—	(26,142)	—
(Loss) income before provision for income taxes	(5,141)	52,062	29,913	(73,609)	3,225
Benefit from (provision for) income taxes	45	(570)	(7,796)	—	(8,321)
Net (loss) income	$(5,096)	$51,492	$22,117	$(73,609)	$(5,096)
Comprehensive (loss) income	$(8,521)	$51,549	$51,157	$(73,609)	$20,576

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive (Loss) Income
For the nine months ended September 30, 2016
(Dollars in thousands, and unaudited)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$130,379	$249,137	$(21,387)	$358,129
Costs and expenses:
Cost of products sold	—	88,401	155,441	(21,247)	222,595
Selling	677	15,067	31,528	—	47,272
General and administrative	8,178	4,137	25,262	—	37,577
Research and development	835	3,062	1,374	—	5,271
Restructuring	695	2,098	5,310	—	8,103
	10,385	112,765	218,915	(21,247)	320,818
(Loss) income from operations	(10,385)	17,614	30,222	(140)	37,311
Interest (expense) income, net	(31,164)	790	(2,841)	—	(33,215)
Foreign exchange (loss) gain	(53)	(145)	(278)	—	(476)
Equity in subsidiaries income	31,657	24,973	—	(56,630)	—
Loss on extinguishment of debt	(11,736)	—	—	—	(11,736)
Dividend income (expense), net	9,245	—	—	(9,245)	—
(Loss) income before provision for income taxes	(12,436)	43,232	27,103	(66,015)	(8,116)
Provision for income taxes	(237)	(550)	(3,770)	—	(4,557)
Net (loss) income	$(12,673)	$42,682	$23,333	$(66,015)	$(12,673)
Comprehensive (loss) income	$(10,174)	$45,230	$33,853	$(66,015)	$2,894

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows
For the nine months ended September 30, 2017
(Dollars in thousands, and unaudited)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net (loss) income	$(5,096)	$51,492	$22,117	$(73,609)	$(5,096)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation	2,249	—	—	—	2,249
Depreciation	1,734	6,208	15,688	—	23,630
Amortization of intangible assets	—	737	73	—	810
Deferred financing cost amortization	2,650	—	72	—	2,722
Foreign exchange loss (gain) on revaluation of debt	1,220	—	(156)	—	1,064
Deferred taxes	(120)	—	5,482	—	5,362
Asset impairment	—	88	6	—	94
Gain on disposition of property and equipment	—	(69)	(58)	—	(127)
Loss on extinguishment of debt	32	—	—	—	32
Provision for doubtful accounts	—	143	394	—	537
Undistributed equity in earnings of subsidiaries	(28,217)	(19,211)	—	47,428	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	50	(206)	(3,318)	—	(3,474)
Inventories	—	(740)	(2,729)	39	(3,430)
Prepaid expenses	191	(196)	(5,122)	—	(5,127)
Other current assets	—	139	(833)	—	(694)
Accounts payable and accrued expenses	(13,582)	(449)	(2,751)	—	(16,782)
Deferred and other long-term liabilities	(174)	(744)	(1,897)	—	(2,815)
Intercompany loans	20,883	(23,201)	2,318	—	—
Net cash (used in) provided by operating activities	(18,180)	13,991	29,286	(26,142)	(1,045)
Investing activities
Capital expenditures	(615)	(1,023)	(9,567)	—	(11,205)
Intercompany property and equipment transfers, net	(3)	76	(73)	—	—
Proceeds from disposals of property and equipment	—	629	47	—	676
Other	470	—	(470)	—	—
Net cash used in investing activities	(148)	(318)	(10,063)	—	(10,529)
Financing activities
Proceeds from borrowings	87,132	—	14,848	—	101,980
Principal payments on debt	(73,907)	—	(13,930)	—	(87,837)
Dividends paid	—	(9,772)	(16,370)	26,142	—
Payment of obligations under capital leases	(1,999)	(1,958)	(491)	—	(4,448)
Payment of financing fees	(431)	—	53	—	(378)
Intercompany loans	8,748	(2,155)	(6,593)	—	—
Employee taxes paid on equity awards	(852)	—	—	—	(852)
Net cash provided by (used in) financing activities	18,691	(13,885)	(22,483)	26,142	8,465
Effect of exchange rate changes on cash flows	—	(2)	184	—	182
Net increase (decrease) in cash	363	(214)	(3,076)	—	(2,927)
Cash and cash equivalents at beginning of period	$1,368	$279	$11,161	$—	$12,808
Cash and cash equivalents at end of period	$1,731	$65	$8,085	$—	$9,881

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows
For the nine months ended September 30, 2016
(Dollars in thousands, and unaudited)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net (loss) income	$(12,673)	$42,682	$23,333	$(66,015)	$(12,673)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock-based compensation	2,123	—	—	—	2,123
Depreciation	1,683	6,189	16,334	—	24,206
Amortization of intangible assets	—	501	72	—	573
Deferred financing cost amortization	2,162	—	72	—	2,234
Foreign exchange loss on revaluation of debt	43	—	—	—	43
Deferred taxes	142	—	(3,208)	—	(3,066)
Loss on disposition of property and equipment	—	30	20	—	50
Loss on extinguishment of debt	11,736	—	—	—	11,736
Provision for doubtful accounts	—	(70)	(4)	—	(74)
Undistributed equity in earnings of subsidiaries	(31,657)	(24,973)	—	56,630	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(39)	1,856	(514)	—	1,303
Inventories	—	2,372	2,888	140	5,400
Prepaid expenses	(76)	(77)	(460)	—	(613)
Other current assets	—	475	(2,048)	—	(1,573)
Accounts payable and accrued expenses	1,933	(4,537)	(6,593)	—	(9,197)
Deferred and other long-term liabilities	(34)	908	621	—	1,495
Intercompany loans	289,717	(294,054)	4,337	—	—
Net cash provided by (used in) operating activities	265,060	(268,698)	34,850	(9,245)	21,967
Investing activities
Capital expenditures	(664)	(2,332)	(6,618)	—	(9,614)
Intercompany property and equipment transfers, net	(2)	40	(38)	—	—
Proceeds from disposals of property and equipment	—	5	89	—	94
Acquisition costs	—	(16,225)	—	—	(16,225)
Net cash used in investing activities	(666)	(18,512)	(6,567)	—	(25,745)
Financing activities
Net increase in notes payable	—	—	1,121	—	1,121
Proceeds from borrowings	535,407	—	6,093	—	541,500
Principal payments on debt	(503,806)	—	(7,030)	—	(510,836)
Dividends paid	—	(9,245)	—	9,245	—
Payments of obligations under capitalized leases	(946)	(1,743)	(305)	—	(2,994)
Payment of deferred financing fees	(22,861)	—	54	—	(22,807)
Intercompany loans	(272,267)	298,235	(25,968)	—	—
Employee taxes paid on equity awards	(1,791)	—	—	—	(1,791)
Net cash (used in) provided by financing activities	(266,264)	287,247	(26,035)	9,245	4,193
Effect of exchange rate changes on cash flows	—	—	(1,874)	—	(1,874)
Net (decrease) increase in cash	(1,870)	37	374	—	(1,459)
Cash and cash equivalents at beginning of period	3,105	(2)	6,736	—	9,839
Cash and cash equivalents at end of period	$1,235	$35	$7,110	$—	$8,380

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Other factors that could materially affect our actual results, levels of activity, performance or achievements can be found in our “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we project. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. We assume no obligation to update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise, except as required by law.
Unless the context requires otherwise, all references in this Quarterly Report to “Xerium”, “the Company”, “we”, “our” and “us” means Xerium Technologies, Inc. and its consolidated subsidiaries.

Company Overview
We are a leading, global provider of industrial consumable products and services including machine clothing, roll coverings, roll repair and mechanical services. These goods and services are used in the production of paper, paperboard, building products and nonwoven materials. Our operations are strategically located in the major paper-making regions of the world, including North America, Europe, Latin America and Asia-Pacific.
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
We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed in a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is custom engineered to fit each individual paper-making machine and process. For the nine months ended September 30, 2017, our clothing segment represented 61% of our net sales.
Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by each paper producer. We tailor our roll covers to individual paper-making machines and processes, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and we manufacture new and rebuilt spreader rolls. We also provide various related products and services to our customers, both directly and through third party providers, as a growing part of our overall product offering through our roll covers sales channels. For the nine months ended September 30, 2017, our roll cover segment represented 39% of our net sales.
Industry Trends and Outlook

Our global markets are slightly favorable overall in 2017 although they have gone through a tough business cycle. Demand for our products is tied to our customers' production rates and our product’s useful lives. While the majority of our end markets are growing, certain graphical grade paper production market segments have been in decline. Non-declining markets make up approximately 80% of our business model. Production of these grades of paper and board (tissue, paper towels, napkins, cardboard, consumer packaging, consumer durable packaging, e-commerce packaging) is steady and/or increasing globally. Declining grades of paper production are newsprint globally, and printing/writing papers in mature economies with full access to wireless/digital media. These market corrections have been very strong in the last few years and many paper machines dedicated to graphical paper production have been closed. At the same time, new machines have been installed to make the growing grades of paper and board. Both of these trends are continuing. In order to optimize outcomes in this changing environment, we implemented a repositioning program to re-map our people, products, equipment tooling, machine services offered, and plant locations to more naturally align with growing markets both geographically and by type of paper machine serviced.
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
Our operating cost levels are impacted by total sales volume and mix, raw material costs, the impact of inflation, foreign currency fluctuations and the success of our cost reduction programs.
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
The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $5.0 million and $5.3 million for the nine months ended September 30, 2017 and 2016, respectively.
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
During the nine months ended September 30, 2017, we conducted business in nine foreign currencies. The following table provides the average exchange rate for the nine months ended September 30, 2017 and 2016 of the U.S. Dollar against each of the four foreign currencies in which we conduct the largest portion of our operations.

Currency	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Euro	$1.11 = 1 Euro	$1.12 = 1 Euro
Canadian Dollar	$0.76 = 1 Canadian Dollar	$0.76 = 1 Canadian Dollar
Chinese Renminbi	$0.15 = 1 Chinese Renminbi	$0.15 = 1 Chinese Renminbi
Japanese Yen	$0.01 = 1 Japanese Yen	$0.01 = 1 Japanese Yen
In the nine months ended September 30, 2017, we conducted approximately 31% of our sales in Euros, approximately 6% in the Canadian Dollar, approximately 6% in the Chinese Renminbi and approximately 4% in the Japanese Yen.

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

Domestic and Foreign Operating Results:
The following is an analysis of our domestic and foreign operations during the three and nine months ended September 30, 2017 and September 30, 2016 and a discussion of the results of operations during those periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Domestic income from operations	$4,712	$3,269	$12,842	$7,229
Foreign income from operations	11,282	7,798	32,361	30,082
Total income from operations	$15,994	$11,067	$45,203	$37,311
During the three and nine months ended September 30, 2017, domestic income from operations was lower than foreign income from operations primarily due to lower sales, product mix, corporate overhead costs and market differences.  We intend for all earnings generated by foreign subsidiaries after 2012 to be remitted to the parent company at some point in the future. U.S. income taxes and foreign withholding taxes have been provided related to those foreign earnings. All other foreign un-remitted earnings generated in years prior to 2013 likely will remain indefinitely reinvested, except for a portion of the earnings generated prior to 2013 related to our Brazilian and Chinese operations.
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

For the nine months ended September 30, 2017, we incurred restructuring expenses of $3.5 million relating to: 1) headcount reductions and 2) other costs related to previous plant closures partially offset by the reversal of a reserve for a potential exposure that was deemed no longer necessary. For the nine months ended September 30, 2016, we incurred restructuring expenses of $8.1 million. These included $1.4 million of charges related to the closure of the Middletown, Va. facility and $6.7 million of charges relating to headcount reductions and other costs related to previous plant closures.

Results of Operations

The table that follows sets forth for the periods presented certain consolidated operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net sales	$118,451	$119,191	$358,656	$358,129
Costs and expenses:
Cost of products sold	74,114	75,385	217,938	222,595
Selling	15,664	15,816	47,274	47,272
General and administrative	11,606	12,644	39,720	37,577
Research and development	1,613	1,786	5,023	5,271
Restructuring	(540)	2,493	3,498	8,103
	102,457	108,124	313,453	320,818
Income from operations	15,994	11,067	45,203	37,311
Interest expense, net	(13,087)	(12,216)	(39,631)	(33,215)
Loss on extinguishment of debt	—	(11,736)	(32)	(11,736)
Foreign exchange gain (loss)	56	(429)	(2,315)	(476)
Income (loss) before provision for income taxes	2,963	(13,314)	3,225	(8,116)
Provision for income taxes	(1,814)	(25)	(8,321)	(4,557)
Net income (loss)	$1,149	$(13,339)	$(5,096)	$(12,673)
Comprehensive income (loss)	$13,916	$(10,988)	$20,576	$2,894

We believe that excluding currency effects on our net sales provides a more accurate measure because it provides insight into whether actual sales activity is going up or down year over year. The difference between net sales for the three and nine months ended September 30, 2017 translated into net sales at the three and nine months ended September 30, 2016 exchange rates and net sales for the three and nine months ended September 30, 2016 demonstrates the currency effects on net sales year over year.

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Net Sales. Net sales for the three months ended September 30, 2017 decreased by $0.7 million, or 0.6%, to $118.5 million from $119.2 million for the three months ended September 30, 2016. Excluding currency effects, net sales were down $2.4 million, or 2.0%. For the three months ended September 30, 2017, approximately 61% of our net sales were in our clothing segment and approximately 39% were in our roll covers segment.
In our clothing segment, net sales for the three months ended September 30, 2017 increased $1.6 million to $72.6 million from $71.0 million for the three months ended September 30, 2016. Excluding currency effects, the net sales increase of $0.6 million, or 0.9%, was driven by higher sales volumes in Latin America partially offset by competitive pricing pressure in certain regions.
In our rolls segment, net sales for the three months ended September 30, 2017 decreased $2.4 million to $45.8 million from $48.2 million for the three months ended September 30, 2016. Excluding currency effects, net sales were down by $3.0 million, or 6.2%, driven by lower sales volumes in North America and Europe.
Cost of Products Sold. Cost of products sold for the three months ended September 30, 2017 decreased to $74.1 million from $75.4 million for the three months ended September 30, 2016.
In our clothing segment, cost of products sold increased $0.2 million in the current quarter compared to the third quarter of 2016, from higher sales volumes partially offset by production efficiencies. Cost of products sold as a percentage of net sales decreased by 1.2 percentage points to 60.8% in the three months ended September 30, 2017 from 62.0% in the three months ended September 30, 2016. This improvement was primarily due to production efficiencies and favorable product mix, partially offset by competitive pricing pressure in certain regions.
In our rolls segment, cost of products sold decreased $1.7 million in the current quarter compared to the third quarter of 2016, primarily as a result of lower sales volumes. Cost of products sold as a percentage of net sales increased by 0.2 percentage points to 65.3% for the three months ended September 30, 2017 from 65.1% in the three months ended September 30, 2016. The increase was primarily a result of lower sales volumes.
Selling Expenses. For the three months ended September 30, 2017, selling expenses were down slightly, to $15.7 million from 15.8 million for the three months ended September 30, 2016.

General and Administrative Expenses. For the three months ended September 30, 2017, general and administrative expenses decreased by $1.0 million, or 7.9%, to $11.6 million from $12.6 million for the three months ended September 30, 2016, primarily as a result of lower stock based compensation and cost reduction initiatives.

Restructuring Expenses. For the three months ended September 30, 2017, we incurred restructuring expenses of $(0.5) million relating to headcount reductions and other costs related to previous plant closures, which were more than offset by the reversal of a reserve for a potential exposure that was deemed no longer necessary.

Interest Expense, Net. Net interest expense for the three months ended September 30, 2017 was $13.1 million, up $0.9 million from $12.2 million for the three months ended September 30, 2016. The increase was driven primarily by the increase in average debt balances and higher interest rates in the third quarter of 2017 versus the third quarter of 2016 when the refinancing was completed.
Provision for Income Taxes. For the three months ended September 30, 2017 and 2016, the provision for income taxes was $1.8 million and $0.0 million, respectively. The increase in tax expense in the three months ended September 30, 2017, was primarily attributable to the geographic earnings mix, as well as a change in judgment about realization of German deferred tax assets, an increase in unrecognized tax benefits related to transfer pricing and a reduction in tax benefits allocated to continuing operations. Generally, our provision for income taxes is primarily impacted by the income we earn in tax paying jurisdictions relative to the income we earn in non-tax paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 15.0% to 35.0%. However, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. We generate losses in certain jurisdictions for which we realize no tax benefit as the deferred tax assets in these jurisdictions (including net operating losses) are fully reserved in our valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States, Germany, and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings.
Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Net Sales. Net sales for the nine months ended September 30, 2017 increased by $0.6 million, or 0.2%, to $358.7 million from $358.1 million for the nine months ended September 30, 2016. Excluding currency effects, net sales were up $2.4 million, or 0.7%. For the nine months ended September 30, 2017, approximately 61% of our net sales were in our clothing segment and approximately 39% were in our roll covers segment.
In our clothing segment, net sales for the nine months ended September 30, 2017 increased $0.3 million to $217.5 million from $217.2 million for the nine months ended September 30, 2016. Excluding currency effects, the net sales increase of $1.6 million, or 0.7% was driven largely by higher sales volumes in the Latin America and North America markets partially offset by lower volumes in Europe and competitive pricing pressure in certain regions.
In our rolls segment, net sales for the nine months ended September 30, 2017 increased $0.2 million to $141.1 million from $140.9 million for the nine months ended September 30, 2016. Excluding currency effects, net sales were up by $0.9 million, or 0.6%, driven by the incremental sales derived from the acquisition of Spencer Johnston partially offset by lower organic sales volumes in the North America, Europe and Asia Pacific markets.
Cost of Products Sold. Cost of products sold for the nine months ended September 30, 2017 decreased to $217.9 million from $222.6 million for the nine months ended September 30, 2016.
In our clothing segment, cost of products sold decreased $3.8 million in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, due to production efficiencies partially offset by higher sales volumes. Cost of products sold as a percentage of net sales decreased by 2.0 percentage points to 58.1% in the nine months ended September 30, 2017 from 60.1% in the nine months ended September 30, 2016. This improvement was primarily due to production efficiencies, partially offset by competitive pricing pressure in certain regions.

In our rolls segment, cost of products sold decreased $0.9 million in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease was primarily a result of production efficiencies. Cost of products sold as a percentage of net sales decreased by 0.5 percentage points to 64.9% for the nine months ended September 30, 2017 from 65.4% for the nine months ended September 30, 2016 due to production efficiencies.
Selling Expenses. For the nine months ended September 30, 2017, selling expenses were flat to the nine months ended September 30, 2016 at $47.3 million.

General and Administrative Expenses. For the nine months ended September 30, 2017, general and administrative expenses increased by $2.1 million, or 5.6%, to $39.7 million from $37.6 million for the nine months ended September 30, 2016, primarily as a result of $3.1 million in CEO transition costs (includes $1.2 million of related stock-based compensation cost) from 2017 and the impact of the Spencer Johnston acquisition in May of 2016 partially offset by cost reduction initiatives and lower stock-based compensation unrelated to the CEO transition.

Restructuring Expenses. For the nine months ended September 30, 2017, we incurred restructuring expenses of $3.5 million relating to headcount reductions and other costs related to previous plant closure partially offset by the reversal of a reserve for a potential exposure that was deemed no longer necessary.

Interest Expense, Net. Net interest expense for the nine months ended September 30, 2017 was $39.6 million, up $6.4 million from $33.2 million for the nine months ended September 30, 2016. The increase was primarily driven by the increase in average debt balances and higher interest rates thereon for the nine months ended September 30, 2017 versus the nine months ended September 30, 2016 due to the refinancing completed during the third quarter of 2016 and additional debt assumed to finance the Spencer Johnston acquisition in the second quarter of 2016.
Provision for Income Taxes. For the nine months ended September 30, 2017 and 2016, the provision for income taxes was $8.3 million and $4.6 million, respectively. The increase in tax expense in the nine months ended September 30, 2017, was primarily attributable to the geographic earnings mix, as well as a change in judgment about realization of German deferred tax assets, an increase in unrecognized tax benefits related to transfer pricing, a reduction in tax benefits allocated to continuing operations and non-recurring tax benefits in 2016 from interest deductions in Brazil. Generally, our provision for income taxes is primarily impacted by the income we earn in tax paying jurisdictions relative to the income we earn in non-tax paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 15.0% to 35.0%. However, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. We generate losses in certain jurisdictions for which we realize no tax benefit as the deferred tax assets in these jurisdictions (including net operating losses) are fully reserved in our valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States, Germany, and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings.

Liquidity and Capital Resources
Our principal liquidity requirements are for operations, debt service, working capital and capital expenditures. We plan to use cash on hand, cash generated by operations and our revolving credit facility, as our primary sources of liquidity. Our operations are highly dependent upon the paper production industry and the degree to which the paper industry is affected by global economic conditions and the availability of credit. Demand for our products could decline if paper manufacturers are unable to obtain required financing or if economic conditions cause additional mill closures. In addition, an economic recession or unavailability of credit may affect our customers’ ability to pay their debts.
Net cash used in operating activities was $(1.0) million for the nine months ended September 30, 2017 compared to net cash provided by operating activities of $22.0 million for the nine months ended September 30, 2016. The $23.0 million decrease was primarily due to higher interest paid in 2017 as a result of the third quarter 2016 refinancing coupled with an increase in working capital.
Net cash used in investing activities was $(10.5) million for the nine months ended September 30, 2017 and $(25.7) million for the nine months ended September 30, 2016. The decrease in cash used in investing activities of $15.2 million was primarily due to the acquisition of Spencer Johnston in May 2016, partially offset by the purchase of the Changzhou Rolls facility in Q2 of 2017.

Net cash provided by financing activities was $8.5 million for the nine months ended September 30, 2017 and $4.2 million for the nine months ended September 30, 2016. The increase of $4.3 million was primarily due to a new loan entered into in May 2017 to purchase our Changzhou Rolls facility coupled with lower taxes paid on employee equity awards.
As of September 30, 2017, an aggregate of $22.5 million is available for additional borrowings under the $55.0 million Revolving Credit and Guaranty Agreement ("ABL Facility"). This availability represents $38.6 million under the ABL revolver that is currently collateralized by certain assets of the Company, less $16.1 million of that facility committed for letters of credit or current borrowings. In addition, the we had approximately $5.7 million available for borrowings under other small lines of credit. We also had cash and cash equivalents of $9.9 million at September 30, 2017 compared to $12.8 million at December 31, 2016.
We expect to spend cash of approximately $7.0 million related to our restructuring initiatives in 2017. We have spent $6.0 million in the nine months ended September 30, 2017. Actual restructuring costs for 2017 may substantially differ from estimates at this time, depending on the timing of the restructuring activities and the required actions to complete them.
Capital Expenditures
For the nine months ended September 30, 2017, we had capital expenditures of $11.2 million. We are currently targeting capital expenditures for 2017 to be approximately $14.0 million. We analyze our planned capital expenditures, based on investment opportunities available to us and our financial and operating performance, and accordingly, actual capital expenditures may be more or less than this amount. We intend to use existing cash and cash from operations to fund our capital expenditures.

Credit Facilities

9.5% Secured Notes due 2021
On August 9, 2016, we closed on $480.0 million aggregate principal amount of 9.5% Senior Secured Notes due August 2021 (the "Notes"), which were sold at a price equal to 98.54% of their face value. The Notes will pay interest semi-annually in arrears on February 15 and August 15 of each year beginning on February 15, 2017 and will mature on August 15, 2021, unless earlier redeemed or repurchased.
We used the net proceeds from the offering to repay all amounts outstanding under its then existing $230.0 million term loan credit facility, to redeem all of its $240.0 million aggregate principal amount 8.875% Senior Notes due 2018 at a redemption price equal to 102.219% of the principal amount thereof, together with accrued and unpaid interest, to the date of redemption, to pay fees and expenses relating to these transactions, and for working capital and other general corporate purposes.
ABL Revolving Credit Facility
On November 3, 2015, we refinanced our prior revolving credit facility by entering into a new Revolving Credit and Guaranty Agreement (the “ABL Facility”) with one of our existing lenders. The amount of the ABL Facility provides an aggregate facility limit of $55.0 million, subject to a borrowing base collateralized by eligible accounts receivable, inventory and equipment of Xerium Technologies, Inc., as a US borrower, Xerium Canada Inc., as Canadian borrower, and Huyck.Wagner Germany GmbH, Robec Walzen GmbH, and Stowe Woodward AG, as the European borrowers. The ABL Facility matures in November of 2020 and accrues interest at either an Alternative Base rate (Prime plus 75 bps) or Fixed LIBOR (LIBOR +175 bps). As of September 30, 2017 these rates were 5.00% and 3.02%, respectively.
As of September 30, 2017, an aggregate of $22.5 million is available for additional borrowings under the $55.0 million Revolving Credit and Guaranty Agreement ("ABL Facility"). This availability represents $38.6 million under the ABL revolver that is currently collateralized by certain assets of ours, less $16.1 million of that facility committed for letters of credit or current borrowings. In addition, we had approximately $5.7 million available for borrowings under other small lines of credit.
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
•transact with affiliates; and
•engage in businesses that are not related to the our existing business.
Fixed Assets Loan Contract
On July 17, 2015 (the "Closing Date"), Xerium China, Co., Ltd. ("Xerium China"), a wholly-owned subsidiary of ours entered into and closed a Fixed Assets Loan Contract (the "Loan Agreement") with the Industrial and Commercial Bank of China Limited, Shanghai-Jingan Branch (the “Bank”) with respect to a RMB 58.5 million loan, which was approximately 9.4 million USD on July 17, 2015. The loan is secured by pledged machinery and equipment of Xerium China and guaranteed by Xerium Asia Pacific (Shanghai) Limited and Stowe Woodward (Changzhou) Roll Technologies Co. Ltd., which are wholly-owned subsidiaries of ours, pursuant to guarantee agreements (the "Guarantee Agreements"). Interest on the outstanding principal balance of the loan accrues at a benchmark rate plus a margin. The current interest rate at September 30, 2017 is approximately 5.2%. The interest rate will be adjusted every 12 months during the term of the loan, based on the benchmark interest rate adjustment. Interest under the loan is payable quarterly in arrears. Principal on the loan is to be repaid in part every six months following the Closing Date, in accordance with a predetermined schedule set forth in the Loan Agreement. Proceeds of the loan will be used by Xerium China to purchase production equipment. The Loan Agreement contains certain customary representations and warranties and provisions relating to events of default.

We are in compliance with all covenants under the Notes, the ABL Facility, and the Loan Agreement at September 30, 2017.
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
Non-GAAP Financial Measures
We use EBITDA as supplementary non-GAAP liquidity measure and Adjusted EBITDA as a supplementary non-GAAP financial performance measure. EBITDA is specifically used in evaluating the ability to service indebtedness and to fund ongoing capital expenditures. Adjusted EBITDA excludes certain items the Company does not believe to be indicative of on-going business trends in order to better analyze historical and future business trends on a consistent basis.
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
Adjusted EBITDA Definition Modification
During the fourth quarter of 2016, we modified our definition of Adjusted EBITDA to exclude unrealized foreign exchange gains and losses from this non-GAAP measure. This change enhances investor insight into the our operational performance. In previous filings, for the three and nine months ended September 30, 2016 Adjusted EBITDA was stated at $22.9 million and $74.5 million, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$1,149	$(13,339)	$(5,096)	$(12,673)
Stock-based compensation	203	697	1,062	2,123
CEO transition stock-based compensation	—	—	1,187	—
Depreciation	7,968	8,125	23,630	24,206
Amortization of intangible assets	264	269	810	573
Deferred financing cost amortization	911	692	2,722	2,234
Foreign exchange loss (gain) on revaluation of debt	530	(109)	1,064	43
Deferred tax expense	5,050	(2,269)	5,362	(3,066)
Asset impairment	39	—	94	—
(Gain) loss on disposition of property and equipment	(42)	(29)	(127)	50
Loss on extinguishment of debt	—	11,736	32	11,736
Net change in operating assets and liabilities	(20,116)	(938)	(31,785)	(3,259)
Net cash (used in) provided by operating activities	(4,044)	4,835	(1,045)	21,967
Interest expense, excluding amortization	12,176	11,524	36,909	30,981
Net change in operating assets and liabilities	20,116	938	31,785	3,259
Current portion of income tax (benefit) expense	(3,236)	2,294	2,959	7,623
Stock-based compensation	(203)	(697)	(1,062)	(2,123)
CEO transition stock-based compensation	—	—	(1,187)	—
Asset impairment	(39)	—	(94)	—
Foreign exchange (loss) gain on revaluation of debt	(530)	109	(1,064)	(43)
Gain (loss) on disposition of property and equipment	42	29	127	(50)
Loss on extinguishment of debt	—	(11,736)	(32)	(11,736)
EBITDA	24,282	7,296	67,296	49,878
Loss on extinguishment of debt	—	11,736	32	11,736
Stock-based compensation	203	697	1,062	2,123
CEO transition expenses	15	—	3,054	—
Operational restructuring expenses	(540)	2,493	3,498	8,103
Other non-recurring expenses	33	85	147	752
Plant startup costs	37	573	683	1,858
Unrealized foreign exchange (gain) loss	(264)	403	1,730	427
Adjusted EBITDA	$23,766	$23,283	$77,502	$74,877

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our interest rate risks as of September 30, 2017 have not materially changed from December 31, 2016 (see Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016). As of September 30, 2017, we had outstanding debt with a carrying amount of $515.5 million (excluding deferred financing costs and long-term capitalized lease liabilities) and an approximate fair value of $539.0 million.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, as of September 30, 2017 under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the

Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as set forth above.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

XERIUM TECHNOLOGIES, INC.
(Registrant)

October 30, 2017	By:	/s/Clifford E. Pietrafitta
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