Form 10-K
period 2017-12-31
XERIUM TECHNOLOGIES INC
filed 2018-02-28
CIK 1287151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes     No  X
The aggregate market value of the voting common stock held by non-affiliates of the registrant on June 30, 2017, the last business day in the second fiscal quarter, was approximately $99,621,427. There were 16,341,266 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of June 30, 2017.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  X    No
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the 2018 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A, is incorporated by reference in Part III to the extent described therein.

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by that Act. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Undue reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance, or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include the following items:

•	rate and magnitude of decline in graphical grade paper production;

•	fluctuations in interest rates and currency exchange rates;

•	over-capacity of certain grades of paper, leading to distressed profit situations at our customers;

•	execution risk related to our expansion projects;

•	local economic conditions in the areas around the world where we conduct business;

•	quality issues with new products that could lead to higher warranty and quality costs;

•	structural shifts in the demand for paper;

•	the effectiveness of our strategies and plans;

•	sudden increase or decrease in production capacity;

•	trend toward extended life in forming fabrics, leading to reduced market share;

•	our development and marketing of new technologies and our ability to compete against new technologies developed by competitors;

•	variations in demand for our products, including our new products;

•	fluctuations in the price of our component supply costs and energy costs;

•	our ability to generate substantial operating cash flow to fund debt reduction, growth and unexpected cash needs;

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
We have an extensive global footprint of 28 manufacturing facilities in 13 countries, strategically located in the major paper-producing regions of North America, Europe, Latin America and Asia Pacific, and have approximately 2,850 employees worldwide. We market our products, primarily using our direct sales force, to the paper industry’s leading producers. In 2017, we generated net sales of $481.0 million.
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
Our machine clothing products are highly engineered synthetic textile belts that transport and filter paper as it is processed in a paper-making machine. Machine clothing plays a significant role in the forming, pressing and drying stages of paper production. Our machine clothing segment represented 60% of our net sales for the year ended December 31, 2017, 61% in 2016 and 63% in 2015.
Roll cover products cover the rolls on a paper-making machine, which are the large steel cylinders over which machine clothing is mounted and between which the paper travels as it is processed. Our roll covers provide a surface with the mechanical properties necessary to process the paper in a cost-effective manner that delivers the sheet qualities desired by the paper producer. We currently use several hundred chemical compounds in our roll cover manufacturing process. Our roll cover segment represented 40% of our net sales for the year ended December 31, 2017, 39% in 2016 and 37% in 2015.
Our products are in constant contact with the paper during the manufacturing process. As a result, our products have a significant effect on paper quality and the ability of a paper producer to differentiate its products, two factors that we believe are increasingly important to paper producers. In addition, while machine clothing and roll covers represent only approximately 3%, on average, of a typical paper producer’s production costs, they can help a paper producer improve productivity and reduce overall costs. Our machine clothing and roll covers facilitate the paper producers' use of less expensive raw materials, their ability to run paper-making machines faster and with fewer interruptions and their ability to decrease the amount of energy required in the expensive drying portion of the paper-making process. We have found that, in certain cases, our products and services provide paper producers with cost savings that substantially offset the costs of such products and services.
We estimate that there are over 8,300 paper-making machines worldwide, all of which require a regular supply of machine clothing and roll covers. Machine clothing and roll covers must be replaced regularly to sustain high quality paper output and operate efficiently. Roll covers also require regular refurbishment, a service that we provide to our customers. Paper producers typically replace machine clothing multiple times per year, replace roll covers every two to five years and refurbish roll covers several times between each replacement.
We have a reputation for technological innovation in the paper-making industry. In our machine clothing segment, in recent years we have focused our research and development efforts on higher value-added, technologically advanced products, such as forming fabrics and press felts, which offer paper producers greater potential for differentiating their products through quality improvements and increasing their operating efficiency. Historically, we have pioneered a number of technologies that have become industry standards, including in our machine clothing business, synthetic forming fabrics (which replaced bronze wire technology), double-layer and triple-layer forming fabrics, and, most recently, single-base press felts, both seamed and endless.
In our roll covers segment, we have introduced a number of innovations to our roll cover and spreader roll products, including (1) SMART™ Technology, the first continuous pressure sensing paper machine roll that enables the papermaker to maximize performance by knowing the pressure of the paper machine while the machine is running; (2) composite calendar roll covers that use nanoparticle technology to improve roll cover durability and paper gloss; (3) covers that use an improved polyurethane to increase abrasion and moisture resistance as well as responsiveness and stability; and (4) uniquely designed and proprietary grooving patterns that improve machine performance and reduce energy consumption.
Our portfolio of patented and proprietary product and manufacturing technologies differentiates our product offerings from others in the market and allows us to deliver high value products and services to our customers. As of December 31, 2017, we had approximately 451 issued patents and over 51 pending patent applications. Our patents and patent applications cover approximately 62 invention families. We currently license certain of our patents and technologies to some of our competitors, which we believe helps further demonstrate our technological leadership in the industry. We believe that the technological sophistication of the products needed in our business and the capital-intensive nature of our business present significant challenges to any potential new competitors in our field.
We organized our business in 1999 in connection with the acquisition of the paper technology group of Invensys plc. We completed our initial public offering on May 19, 2005.
Recent Developments

New Technology
In the fourth quarter of 2017 we introduced Maximus, a totally new portfolio of press felt technology for today’s most demanding press positions. Maximus’ single-base structure design with lower fabric caliper delivers immediate start-up without the typical long break-in periods often required for conventional technology. In addition, its innovative drainage channels and special warp-bound weave concept provide maximum dimensional stability and compaction resistance which ensures high-performance dewatering, longer running life and excellent end-product quality. Maximus technology is ideal for machines producing containerboard, packaging, and graphical paper grades.
Global Trends in Paper Demand
Our global markets were slightly favorable overall in 2017 although they have gone through a tough business cycle. Demand for our products is tied to our customers' production rates and our product’s useful lives. While the majority of our end-markets are growing, certain graphical grade paper production market segments have been in decline. Declining graphical grades include newsprint and printing/writing papers which only represent approximately 25% of our sales. These market corrections have been very strong in the last few years and many paper machines dedicated to graphical paper production have been closed. In order to optimize outcomes in this changing environment, we implemented a repositioning program to re-map our people, products, equipment tooling, machine services offered, and plant locations to more naturally align with growing markets both geographically and by type of paper machine serviced. This repositioning program is largely complete.

Business Strategy

•
Pay down debt and deleverage the Company - as the majority of repositioning activities have been completed, use excess free cash flow to pay down debt over a multi-year period in order to deleverage the Company.

•
Continue to emphasize investment and resources toward growth grades and markets while supporting and leveraging sales to the graphical grades - focus new product development and sales resources on growing areas.

•	Introduce new products and services in order to secure new business in growth grades and regions - 32 patents were granted in 2017.

•
Create a unified, low-cost business model with one set of value-add processes - eliminate redundancy between regions and amongst product groups, supplement and top-grade our team in certain areas, unify business systems and connect data streams into cohesive value-added processes with a focus on improving execution.

Products
We operate through two principal business segments, machine clothing and roll covers. Our machine clothing segment products include various types of industrial textiles used on paper-making machines and for other industrial applications. Through our roll covers segment, we manufacture various types of roll covers, refurbish previously installed roll covers, provide mechanical services for the internal mechanisms of rolls used on paper-making machines and manufacture spreader rolls. For additional financial information about our machine clothing and roll covers segments, please see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Note 12 "Business Segment Information" to the accompanying audited consolidated financial statements.
Machine Clothing Products
Our machine clothing segment products are large, highly engineered synthetic textile belts that transport paper or other material as it is processed in a paper machine or for other industrial applications. Machine clothing products must be tailored to each machine because all paper or other industrial applications have different physical configurations and operating parameters. Machine clothing generally ranges in size from approximately 7 feet to over 30 feet wide and 24 feet to more than 460 feet long and operates on paper-making machines that run at speeds up to 7,500 feet per minute.
We manufacture three general types of machine clothing products primarily used on paper-making machines—forming fabrics, press felts and dryer fabrics—each of which is located in a different section of a paper machine. Forming fabrics and press felts are typically replaced multiple times a year, but replacement frequency varies significantly by the grade of paper being produced, the manner in which the paper-making machine is operated and the quality of raw materials used in the paper stock. Dryer fabrics are replaced less frequently, with replacement typically taking place approximately once per year.
Forming fabrics. Forming fabrics are used at the beginning of paper-making machines, where highly diluted paper stock is deposited on the forming fabric while the fabric is traveling at a very high speed. Forming fabrics allow water to drain from the paper stock, creating an initial wet sheet. Forming fabrics must be sufficiently porous to allow water to drain evenly and quickly, yet tight enough to retain and align the fiber and other materials that form the sheet of paper. They must also be strong enough to withstand high mechanical stresses. Forming fabrics are custom-manufactured in single, double and triple layer designs in a variety of meshes to suit particular machines and paper grades. Customers are increasingly demanding the higher-priced triple layer designs that remove more moisture and produce higher quality paper. In 2017, forming fabrics accounted for approximately 33% of net sales in our machine clothing segment.
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
Press felts differ from forming fabrics and dryer fabrics due to the addition of several layers of staple fiber that are needled into the fabric base. The staple fiber provides a smooth surface to meet the wet sheet of paper and creates a wicking effect to remove water from the paper sheet as it is pressed under high pressure between press rolls. Press felts are manufactured in a variety of designs, including lightweight single layer felts, multi-layer laminated endless felts and seamed felts that allow for reduced installation times. In 2017, press felts accounted for approximately 48% of net sales in our machine clothing segment.
Dryer fabrics. Dryer fabrics are used to transport the paper sheet through the drying section of paper-making machines, where high temperatures from large, steam-heated dryer cylinders evaporate the remaining moisture from the paper sheet. Dryer fabrics, which are less technically advanced than forming fabrics or press felts, are woven from heat-resistant yarns with a coarser mesh than forming fabrics. In 2017, dryer fabrics accounted for approximately 5% of net sales in our machine clothing segment.
Industrials and Other. We manufacture other fabrics used in other industrial applications, such as pulp, non-woven textiles, fiber cement, tannery sludge de-watering and textiles manufacturing. In 2017, net sales for such industrial applications accounted for 14% of net sales in our machine clothing segment.

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
Roll covers. We manufacture, refurbish and replace covers of all types of roll applications used in paper or other industrial applications, such as press section rolls including suction rolls, lump breaker rolls, coater rolls, sizing rolls, calendar rolls and all purpose conveying rolls. There can be up to approximately 170 rolls that require covering in a paper-making machine. These metal rolls, which can be up to 39 feet long, 6 feet in diameter and weigh 500 to 140,000 pounds, are covered with an exterior layer of rubber, polyurethane, composite or ceramic, each of which is designed for use in a particular phase of the paper-making process. Roll covers operate in temperatures up to 300 degrees Fahrenheit, under pressures up to 12,000 pounds per square inch and at speeds up to 10,000 feet per minute. Roll covers are typically replaced every two to five years.
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
Roll covers accounted for approximately 53% of our total net sales in our roll covers segment in 2017.
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
We offer a wide range of mechanical maintenance and repair services for the internal mechanisms of rolls. Paper producers are increasingly finding it economical to have the company that refurbishes or replaces a roll cover also perform work on the internal roll mechanisms at the same time, which avoids having multiple suppliers and incurring additional time and transportation charges. We have begun performing such services to meet the demands of our customers and gain a competitive advantage. As of December 31, 2017, we provide major mechanical services at ten locations around the world.

Roll cover refurbishment services and mechanical services accounted for approximately 25% of our total net sales in our roll covers segment in 2017.
Spreader rolls. We manufacture and repair spreader rolls, which are small-diameter curved rolls used throughout a paper-making machine to stretch, smooth and remove wrinkles from the paper and machine clothing. There are approximately five to seven spreader rolls in a typical paper-making machine. Spreader rolls and related services accounted for approximately 18% of our total net sales in our roll covers segment in 2017.
New Roll Products. We have introduced a number of innovations to our roll cover and spreader roll products in recent years, including composite calendar roll covers that use nanoparticle technology to improve roll cover durability and paper gloss, as well as covers that use an improved polyurethane to increase abrasion and moisture resistance as well as responsiveness and stability. We are evaluating new products, which will use different materials and utilize different sales channels and provide enhancements to our existing product line. The acquisition of Spencer Johnston in May of 2016 broadened the Company's capabilities with respect to spreader rolls, dandy rolls, and tissue embossing rolls. Sales generated by these new and other roll products account for approximately 4% of our total net sales in our roll covers segment in 2017.
Customers
We supply leading paper producers worldwide. Our top ten customers accounted for 27% of net sales in 2017 and individually, no customer accounted for more than 6% of 2017 net sales. In 2017, we generated 39% of our net sales in North America, 32% in Europe, 11% in Latin America and 18% in Asia-Pacific. See Note 12 "Business Segment Information" to the accompanying audited consolidated financial statements for geographic information related to net sales and long-lived assets. Due to competitive market forces, we offer our customers payment terms similar to those offered by our competitors. Also, agreements with certain customers require us to maintain modest amounts of finished machine clothing inventory to assure those customers of supply continuity. We do not maintain finished rolls inventories.
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
Research and Development
Our continuing ability to deliver value depends on developing product innovations. As we create new and improved products, we are often able to obtain patent protection for our innovations, which is indicative of our technical capabilities and creativity. Although we do not consider any single patent to be material to our business, we believe that, in the aggregate, our patents and other intellectual property provide us with a competitive advantage. At December 31, 2017, we have approximately 451 domestic and foreign patents outstanding and approximately 51 pending patent applications. Our patents and patent applications cover approximately 62 invention families. Some of our competitors license our technology in exchange for royalty payments, although such licensing does not represent a material amount of our business. Research and development expenses totaled $6.6 million in 2017, $7.1 million in 2016 and $7.4 million 2015, and were approximately 1.4%, 1.5% and 1.6% of our net sales in 2017, 2016 and 2015, respectively.

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
Raw Materials
The primary raw materials used in our machine clothing production are synthetic yarns and fibers. The primary raw materials used in our roll cover products are synthetic and natural rubber, monomers, epoxy resins and polyurethane. A number of suppliers provide the materials used in our product lines, so availability has not posed a significant concern. Since both the machine clothing and primary roll cover materials are based on petroleum and natural gas derivatives, their prices are subject to changes in supply/demand and the price of petroleum and natural gas and their derivatives. The global average price for petroleum bottomed out at $38/barrel two years ago and reached $63/barrel in December 2017. The U.S. Energy Information Administration’s latest forecast is for pricing to be about $5/barrel higher in 2018 than 2017. We have recently seen the impact of this rise in energy prices, coupled with supply/demand issues of certain raw materials, causing an increase in certain synthetic yarn materials. Pricing for these raw materials are expected to be less volatile in 2018 than they were in 2017. Natural rubber prices tend to be influenced directly by the weather in the Asian crop regions and by demand in China.
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
Employees
As of December 31, 2017 we had approximately 2,850 employees worldwide, of which approximately 69% were manufacturing employees. As of December 31, 2017, 1,961, or 69%, of our employees are members of labor unions, trade unions, employee associations or workers' councils. We believe that we have good relations with our employees and the various groups that represent our employees.
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
Risks Relating to Our Business and the Industry

The results of our restructuring actions and expansion projects may not be successful and could negatively affect our production, customer lead time, product quality, labor relations and gross margins.
Since 2012 we have repositioned the company by engaging in various operational restructuring measures and expansion projects. These repositioning efforts include a reduction of our cost structure and a realignment of our manufacturing footprint in order to move the focus of our manufacturing capacity away from paper with declining demand to paper with growing demand and from mature paper markets with limited growth to geographies experiencing higher rates of growth and paper demand. While we believe we have completed our major repositioning activities, if and when circumstances warrant we may take further actions in the future.
Our operational restructuring measures have included or may include plant closures and workforce reductions meant to reduce or eliminate excess manufacturing capacity particularly for graphical grades of paper. These measures have caused or will cause us to incur significant costs. We may be unsuccessful in fully realizing the benefits of these cost reduction efforts. For instance, our profitability may decline if our restructuring efforts do not sufficiently reduce our future costs while at the same time positioning us to maintain or increase our sales and gross margins.
In addition, these restructuring measures may result in operational disruptions such as delays or failures in the transition of production from a closed facility to our other facilities or our inability to meet customer demand with our remaining manufacturing facilities and strains in our labor relations. For instance, if we must operate our remaining manufacturing facilities at capacity for long periods in order to meet customer demand, we may experience increased equipment failures or other reliability problems, which may result in production shutdowns or periods of reduced production. Such disruptions could have an adverse effect on our operations and financial results. In addition, insufficient manufacturing capacity or other delays may cause our customer order times to increase and our product quality to decrease, which may increase warranty costs and negatively affect customer demand for our products and customer relations generally. Operating our facilities at or near capacity may also negatively affect relations with our employees, which could result in higher employee turnover, labor disputes and other disruptions in our operations. On the other hand, if we anticipate or experience a significant decrease in demand for our products, we may choose to temporarily decrease production or idle manufacturing facilities and employees. While decreasing production may mitigate some of the risks of operating at or near capacity discussed above, a significant drop off in production to meet lower demand, including idling facilities or employees, may negatively impact our gross margin.
Our expansion projects have included or may include construction of new facilities and significant expansions of existing facilities to meet perceived growth opportunities or to relocate production from high cost regions to lower cost regions. The completion and ramp up of these projects is dependent upon a number of factors, many of which may be beyond our control. For instance, we may experience significant delays in obtaining appropriate permits or encounter unanticipated complications with the installation and implementation of systems and equipment. We also may be unable to attract a sufficient number of skilled workers to meet the needs of the new or expanded facilities.
In addition, the cost to implement expansion projects ultimately may prove to be greater than originally anticipated.  We have spent significant capital and managerial resources on these new facilities and expansions. Furthermore, our assessment of the projected benefits associated with the construction of these new facilities and expansions is subject to a number of estimates and assumptions, which in turn are subject to significant economic, competitive and other uncertainties that are beyond our control. If we incur unanticipated costs in connection with our expansion projects, are not able to complete them in a timely manner or at all, or otherwise are unable to achieve the anticipated benefits from these projects, our business, results of operations and financial position could be materially adversely affected.

New developments and trends in the paper industry, either globally or in a particular region, could cause our paper manufacturing customers to reduce production, cease operations or takes steps to extend the life of our products, each of which would adversely affect our net sales and profitability.
Because demand for our products has been driven primarily by the volume of paper produced on a worldwide basis, trends that affect the production level of the paper industry will impact our business and financial results.
One trend we have experienced, and we believe our industry in general has experienced, is a significant decline in sales to the graphical grade industry due primarily to the increased adoption of digital media.  We expect such declines to continue for the foreseeable future, and unless we are successful in increasing our sales to industries other than the printing and writing and newsprint industries, such declines may adversely affect our net sales and profitability.
In response to these and other changes in the sector negatively affecting the demand for paper, paper producers have sought to reduce production capacity to maintain profits, and as part of these efforts, they have permanently shut down many paper-making machines or entire manufacturing facilities. Should papermakers continue to experience low levels of profitability, we would expect further consolidation among papermakers reducing the number of paper producers, and shutdowns of paper-making machines or facilities could occur (particularly in Europe and North America) until profit levels of paper producers improve. Even the global paper production growth seen in developing markets such as Asia and Latin America could be moderated by the level of industry consolidation and paper machine shutdown activity that may occur in developed markets.
We also have observed that paper producers are focusing on cost reduction strategies and are extending the life of roll covers and machine clothing products through additional maintenance cycles before replacing them. Market recognition of the extended life of our roll cover products negatively impacts the demand for these products. We also have seen a trend towards new paper-making machine designs that have fewer rolls, also negatively impacting the demand for our roll cover products. If we are not able to offset these negative impacts on the demand for our roll cover products with growth from new roll cover products, the sale of roll cover products in regions which we believe have high growth potential such as China, or from other sources, the volume of our roll cover sales will be adversely affected.
Price competition in our industry could adversely affect our gross margins and net sales.
Historically, we and our competitors have been able to sell machine clothing and roll cover products and services at favorable prices that reflect the value they deliver to customers. This favorable pricing has been particularly derived from our more technologically advanced products, such as forming fabrics, press felts and advanced roll covers. In the event that competition increases due to global economic conditions, overcapacity in the paper manufacturing industry, or for other reasons, we may be required to reduce our prices, which would negatively affect our gross margins and could negatively impact our net sales.
Some of our competitors are larger, financially stronger and more established than we are and are able to bundle products, which may limit our ability to compete.

The paper-making consumables industry is highly competitive. Some of our competitors are larger than us, have greater financial and other resources and are well-established suppliers to the markets we serve. For example, while we have recently expanded our business in China, we face substantial competition from manufacturers already operating there that are more established and familiar with the Chinese marketplace. In addition, some of our competitors also manufacture paper-making machines and have the ability to initially package sales of their machine clothing and roll cover products with the sale of their machines and/or to tie the warranties on their machines to the use of their machine clothing and roll cover products. Due to these and other factors such as price or product innovation by our competitors, our products may not be able to compete successfully with the products of our competitors, which could result in a loss of customers and, as a result, decreased net sales and profitability.

The loss of major customers or the shut down of a mill or mills by one of our customers could have a material adverse effect on our net sales and profitability.

Our top ten customers generated 27% of our net sales during 2017. The loss of one or more major customers or a substantial decrease in such customers’ purchases from us, for instance through the closure of mills, could have a material adverse effect on our net sales and profitability. Because we do not generally have binding long-term purchasing agreements with our customers, there can be no assurance that our existing customers will continue to purchase products from us.
We may experience supply constraints due to a limited number of suppliers of certain raw materials and equipment.
There are a limited number of suppliers of certain raw materials used in our machine clothing and roll cover businesses. The limited number of suppliers of these items creates the potential for disruptions in supply. Lack of supply, delivery delays, or quality problems relating to supplied raw materials could harm our production capacity, and could require us to attempt to qualify one or more additional suppliers, which could be a lengthy, expensive and uncertain process. Such disruptions could make it difficult to supply our customers with products on time, which could have a negative impact on our business, financial condition, and results of operations.
Energy price increases may negatively impact our results of operations.
Certain of the components that we use in our manufacturing activities are petroleum-based. In addition, we, along with our suppliers and customers, rely on various energy sources (including oil) in our transportation activities. Energy prices can fluctuate dramatically and significant increases could cause an increase to our raw material and transportation costs. In addition, our suppliers could pass their increased transportation costs to us and we may not be able to increase our prices to offset these increased costs without adversely affecting the demand for our products. In addition, any increase in our prices may reduce our future customer orders and profitability.
Natural disasters could disrupt our operations making it difficult for us to supply our products to customers.
We have production facilities that are vulnerable to flooding, storm surge, wind damage and earthquakes. In addition, our rolls and machine clothing facilities, respectively, are not capable of producing all product lines from their sister facilities. If one or more of our facilities suffered significant damage from a natural disaster, we could experience a material interruption in our operations and may be unable to timely meet our supply obligations to customers. Even if our facility does not suffer direct damage from a natural disaster or other business interruption event in an area where we have a facility, we may be affected by disruptions in local transportation and public utilities on which such locations are reliant, and our employees may also be hindered from reporting for work. Although we carry property and business interruption insurance to help mitigate the risk of property loss or business interruption that could result from the occurrence of such events, such coverage may not be adequate to compensate us for all loss or damage that we may incur.
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
We may not be able to continue to innovate and improve our products to remain competitive in the market.
We compete primarily based on the value our products delivered to our customers. Our value proposition is based on a combination of price, technology and performance of our products, including the ability of our products to help reduce our customers’ production costs and increase the quality of the products they produce. Our ability to retain our customers and increase our business depends on our ability to continually develop new, technologically superior products that support our value proposition. We cannot guarantee that our investments in technological development will be sufficient, that we will be able to create and market new products, that such new products will be accepted by our customers or that we will be successful in competing against new technologies developed by competitors. In addition, either we or our competitors could develop new technologies that increase the useful life of machine clothing or roll covers, which could reduce the frequency with which our customers would need to replace their machine clothing and refurbish or replace their roll covers, and consequently lead to reduced sales.

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
Our patent applications may not result in issued patents, and even if they result in issued patents, the patents may not have claims of the scope we seek. Whether or not a patent is issued, the patent applications will or may become publicly available and proprietary information disclosed in the applications will become available to others. In addition, any issued patents may be challenged, invalidated or declared unenforceable. The term of any issued patent in the United States is 20 years from its filing date, and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may be issued. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents. Also, patent protection in certain foreign countries may not be available or may be limited in scope and any patents obtained may not be as readily enforceable as in the United States, making it difficult for us to effectively protect our intellectual property from misuse or infringement by other companies in these countries. Our inability to obtain and enforce our intellectual property rights in some countries may harm our business. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important.
Because we have substantial operations outside the United States, we are subject to the economic and political conditions of foreign nations.
We have 28 manufacturing facilities in 13 foreign countries. In 2017, we sold products in over 60 countries other than the United States, which represented approximately 67% of our net sales. Operating in foreign countries presents challenges unique to each country such as in hiring employees, our relations with various parties, including suppliers and governmental agencies, and in production.
Furthermore, we may decide to do business in countries where we have not previously done business. In such countries, we face the additional uncertainty of entering a new market and dealing with its social customs, laws and practices. Should these challenges be realized, our operating results could be adversely impacted and our business or production may be delayed.
Our foreign operations are subject to a number of risks and uncertainties, including risks that:

•	foreign governments may impose limitations on our ability to repatriate funds;

•	foreign governments may impose withholding or other taxes on remittances and other payments to us, or the amount of any such taxes may increase;

•	an outbreak or escalation of any insurrection or armed conflict may occur;

•	foreign governments may impose or increase investment barriers or other restrictions affecting our business; or

•	changes in and interpretations of policies or laws of foreign governments may adversely affect our foreign subsidiaries.
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

Our products could be defective, fail to perform as designed or otherwise cause harm to our customers, their equipment or their products. If any of our products are defective, we may be required to recall the products and/or repair or replace them, which could result in substantial expenses and affect our profitability. Any problems with the performance of our products could harm our reputation, which could result in a loss of sales to customers and/or potential customers. In addition, if our customers believe that they have suffered harm caused by our products, such as damage to a paper-making machine, they could bring claims against us that could result in significant liability. Any claims brought against us by customers may result in:

•	diversion of management’s time and attention;

•	expenditure of large amounts of cash on legal fees, expenses, and payment of damages;

•	decreased demand for our products and services; and

•	injury to our reputation.
Our insurance may not sufficiently cover a large judgment against us or a large settlement payment, and is subject to customary deductibles, limits and exclusions.
The failure to minimize and mitigate cybersecurity threats could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.
In the ordinary course of our business, we collect and store sensitive data, including, for instance, intellectual property, our proprietary business information and that of our customers, and personally identifiable information of our employees, in our information technology (IT) systems. Our IT systems are, and will likely continue to be, subject to cybersecurity threats, none of which have been, individually or in the aggregate, material to the company.
In general, cybersecurity threats are the various methods by which a party attempts to gain unauthorized access to our IT systems. These methods include electronic hacking, phishing attacks aimed at employees or through employee oversight, error, or malfeasance. While we employ comprehensive measures to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems), our IT systems could still suffer a significant breach. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could disrupt our operations and, in certain cases, the services we provide to customers, damage our reputation, and result in legal claims or proceedings, all of which could adversely affect our competitiveness and results of operations.
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
We are subject to risk of work stoppages and other labor relations matters because a significant portion of our workforce is unionized. As of December 31, 2017, we had approximately 2,850 employees worldwide, approximately 13% of whom were subject to protection of various North American collective bargaining agreements and approximately 54% of whom were subject to job protection as members of European or South American trade unions, employee associations or workers’ councils. As of December 31, 2017, approximately 5% of the employees subject to North American collective bargaining agreements (or approximately 0.7% of our total employees) were covered by an agreement that is set to expire prior to December 31, 2018. We cannot be certain that we will be able to renew the collective bargaining agreement set to expire this year, or enter into a new collective bargaining agreement that does not adversely affect our operating results or that we will be without production interruptions, including labor stoppages. In addition, all of our European and South American employees subject to job protection as members of trade unions, employee associations or workers’ councils are subject to arrangements that typically result in higher negotiated or mandated salary increases on either an annual or biannual basis. We cannot be certain that the terms of employment applicable to such employees will not change in the future in a manner which could adversely affect our operating results. We cannot be certain that we will not experience disruptions in our operations as a result of labor disputes or experience other labor relations issues. If we are unable to maintain good relations with our employees, our ability to produce our products and provide services to our customers could be reduced and/or our production costs could increase, either of which could disrupt our business and reduce our net sales and profitability.
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
We are significantly leveraged. As of December 31, 2017, our total indebtedness (excluding deferred financing costs) was approximately $522.0 million. Our substantial degree of leverage could have negative consequences to us, including the following:

•	limit our ability to obtain additional capital through debt or equity financing on attractive terms or at all;

•
limit our operations, capital expenditures and other business opportunities since a substantial portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes;

•
increase our exposure to interest rate increases since certain of our borrowings, including borrowings under our ABL Facility (defined in “Management Discussion & Analysis of Financial Conditions & Results of Operations & Credit Facility and Notes”), are at variable rates of interest;

•	limit our ability to refinance our debt on attractive terms or at all;

•
limit our flexibility in planning for, or our ability to adjust to, changes in our business or the industry in which we operate, and place us at a competitive disadvantage compared to our competitors that have less leverage; and

•	increase our vulnerability to a downturn in general economic conditions or in our industry.

Despite current indebtedness levels, we may still incur a significant amount of additional debt. This could further exacerbate the risks associated with our substantial leverage.
We may incur substantial additional indebtedness in the future. Although the terms of our ABL Facility and our indenture ("Indenture") governing our 9.50% senior secured notes due 2021 (the "Notes") place limits on our ability to incur additional indebtedness, we, under certain circumstances, could incur substantial additional indebtedness in compliance with these limits. To the extent that we incur additional debt, the risks associated with our substantial leverage, including our possible inability to service our debt, would increase. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Credit Facility and Notes” for a more complete description of the terms and features of the ABL Facility and the Notes.
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
A breach of any of these covenants could result in a default under our Notes and ABL Facility. Upon the occurrence of an event of default under the Notes or ABL Facility, our creditors could elect to declare all amounts outstanding thereunder to be immediately due and payable. If we were unable to repay those amounts, our creditors could proceed against the collateral granted to them to secure the Notes and ABL Facility. We have pledged a significant portion of our assets as collateral under the Notes and ABL Facility. If our creditors accelerate repayment, there can be no assurance that we will have sufficient assets to repay the Notes and ABL Facility, or be able to borrow sufficient funds to refinance the Notes and ABL Facility. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.
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
The market price of our common stock has been volatile and may continue to be volatile.
Shares of our common stock may continue to experience substantial price volatility, including significant decreases, in response to a number of events, including:

•	future announcements concerning our business;

•	the failure of securities analysts to cover our common stock and/or changes in financial estimates and recommendations by securities analysts;

•	actions of competitors;

•	fluctuations in foreign currency exchange rates;

•	sales of our common stock by principal stockholders;

•	issuances of our common stock;

•	changes in U.S. and foreign government regulation;

•	general market, economic and political conditions; and

•	natural disasters, terrorist attacks and acts of war.
On December 29, 2017, the last trading day in 2017, the closing price of our common stock was $4.26 as compared with $5.62 as of December 30, 2016. During the twelve months ended December 31, 2017, the lowest trading price of our common stock was $3.76 and the highest trading price was $7.54.
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
We have a director nomination agreement with Carl Marks Strategic Investments, LP (together with its affiliates, "Carl Marks") pursuant to which Carl Marks may designate one individual for nomination to our Board of Directors, so long as Carl Marks continues to own at least 50% of the common stock issued to it under the plan of reorganization in connection with our bankruptcy in 2010. As of February 28, 2018, Carl Marks owned 13.0% of the outstanding shares of our common stock. Mr. James F. Wilson, who is a general partner of Carl Marks Management Company, is also our Chairman of the Board. As a result, Carl Marks has a strong ability to influence our business, policies and affairs, and we cannot be certain that its interests will be consistent with the interests of other holders of our common stock.
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
As of December 31, 2017, we operate 28 manufacturing facilities in the following 13 countries: Argentina, Austria, Australia, Brazil, Canada, China, Finland, Germany, Italy, Japan, Mexico, Turkey and the United States. Of the 28 manufacturing facilities that we operate, 10 are clothing manufacturing facilities and 18 are rolls manufacturing facilities; five of our facilities are leased and twenty-three are owned by the Company. We believe that the production capacity under these facilities is adequate to meet our operational needs for 2018. Additionally, the Company is underway with construction of its 29th plant located in Chile to serve that local market.

ITEM 3.	LEGAL PROCEEDINGS
We and our subsidiaries are involved in various legal matters, which have arisen in the ordinary course of business as a result of various labor claims, taxing authority reviews and other legal matters. As of December 31, 2017, we accrued an immaterial amount in our financial statements for these matters for which we believed the possibility of loss was either probable or possible, and we were able to estimate the damages or, under applicable income tax accounting guidance, it was more likely than not we would not be able to sustain a particular income tax position. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.
Governmental Proceedings and Undertakings.
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is quoted on the New York Stock Exchange under the symbol “XRM”. On February 27, 2018, there were approximately 76 stockholders of record of our common stock, and the closing price of our common stock as reported by the New York Stock Exchange was $5.82 per share. The following table lists the high and low sales prices for our common stock within the two most recent fiscal years.

Period	High	Low
2017
Fourth quarter	$5.26	$3.76
Third quarter	$7.50	$4.63
Second quarter	$7.54	$6.29
First quarter	$6.58	$4.73
2016
Fourth quarter	$8.23	$5.20
Third quarter	$8.96	$6.42
Second quarter	$7.59	$4.26
First quarter	$12.23	$4.98
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

* $100 invested on 12/31/2012 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with our financial statements and the related Notes to Consolidated Financial Statements.

	Year ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Statement of operations data:
Net sales	$481,048	$471,317	$477,243	$542,932	$546,892
Costs and expenses:
Cost of products sold	296,199	293,842	288,512	327,161	337,256
Selling	62,850	62,810	64,414	73,002	73,348
General and administrative	52,752	51,063	56,250	56,539	60,214
Research and development	6,581	7,100	7,404	7,903	7,858
Restructuring	7,884	10,362	14,649	18,142	14,844
Total operating costs and expenses	426,266	425,177	431,229	482,747	493,520
Income from operations	54,782	46,140	46,014	60,185	53,372
Other (expense) income:
Interest expense, net	(52,815)	(46,155)	(38,413)	(36,768)	(40,681)
Loss on extinguishment of debt	(32)	(11,938)	(388)	—	(3,123)
Foreign exchange (loss) gain	(2,942)	(383)	1,872	(719)	(1,052)
(Loss) income before provision for income taxes	(1,007)	(12,336)	9,085	22,698	8,516
Provision for income taxes	(13,639)	(9,282)	(13,465)	(30,080)	(4,363)
Net (loss) income	$(14,646)	$(21,618)	$(4,380)	$(7,382)	$4,153

Net (loss) income per common share—basic	$(0.90)	$(1.35)	$(0.28)	$(0.48)	$0.27
Net (loss) income per common share—diluted	$(0.90)	$(1.35)	$(0.28)	$(0.48)	$0.26
Cash dividends per common share	$—	$—	$—	$—	$—

	Year ended December 31,
	2017	2016	2015	2014	2013
Balance sheet data (at end of period):
Unrestricted cash and cash equivalents	$17,253	$12,808	$9,839	$9,517	$25,716
Total assets	$567,849	$541,913	$550,374	$584,273	$612,986
Total debt	$508,868	$508,087	$483,173	$469,435	$443,139
Total stockholders’ deficit	$(136,466)	$(146,905)	$(113,070)	$(74,110)	$(11,449)
Cash flow data:
Net cash provided by operating activities	$24,715	$36,509	$33,287	$8,834	$36,232
Net cash used in investing activities	$(11,736)	$(29,814)	$(47,605)	$(41,788)	$(41,869)
Net cash (used in) provided by financing activities	$(7,902)	$(2,326)	$14,450	$18,751	$(3,392)
Other financial data:
Depreciation and amortization	$33,105	$32,956	$29,250	$34,292	$36,403
Capital expenditures	$13,033	$13,706	$50,871	$45,218	$44,145

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the section titled “Risk Factors,” the Consolidated Financial Statements and related Notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

Company Overview
We are a leading global manufacturer and supplier of two types of consumable products used primarily in the production of paper. Our operations are strategically located in the major paper-producing regions of North America, Europe, South America and Asia-Pacific.
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
We operate in two principal business segments: machine clothing and roll covers. In our machine clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport raw material as it is processed in a paper or other industrial application. Machine clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the machine clothing size, form, material and function is custom engineered to fit each individual paper-making machine and process. For the year ended December 31, 2017, our machine clothing segment represented 60% of our net sales.
Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by the paper producer. We tailor our roll covers to individual paper-making machines and processes, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide mechanical and refurbishment services for previously installed roll covers and we manufacture new and rebuilt spreader rolls. We also provide various related mechanical services both directly and through third party providers. For the year ended December 31, 2017, our roll cover segment represented 40% of our net sales.
Industry Trends and Outlook

Our global markets were slightly favorable overall in 2017 although they have gone through a tough business cycle. Demand for our products is tied to our customers' production rates and our product’s useful lives. While the majority of our end-markets are growing, certain graphical grade paper production market segments have been in decline. Declining graphical grades include newsprint and printing/writing papers which only represent approximately 25% of our sales. These market corrections have been very strong in the last few years and many paper machines dedicated to graphical paper production have been closed. In order to optimize outcomes in this changing environment, we implemented a repositioning program to re-map our people, products, equipment tooling, machine services offered, and plant locations to more naturally align with growing markets both geographically and by type of paper machine serviced. This repositioning program is largely complete.
Net Sales and Expenses
Net sales in both our machine clothing and roll covers segments are primarily driven by the following factors:

•	the volume (tonnage) of worldwide paper production;

•	our ability to introduce new products that our customers value and will pay for;

•	advances in the technology of our products, which can provide value to our customers by improving the efficiency of our customers' machines and reducing their manufacturing costs;

•	growth in developing markets, particularly in Asia-Pacific;

•	the mix of paper grades being produced;

•	our ability to enter and expand our business in non-paper products; and

•	the impact of currency fluctuations.
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
The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $6.6 million in 2017, $7.1 million in 2016 and $7.4 million in 2015.
Foreign Exchange
A substantial portion of our net sales is denominated in Euros or other currencies. As a result, changes in the relative values of U.S. Dollars, Euros and other currencies affect our reported levels of net sales and profitability as the results are translated into U.S. Dollars for reporting purposes. For example, decreases in the value of the U.S. Dollar relative to the value of the Euro positively impact our levels of revenue and profitability because the translation of a certain number of Euros or units of such other currencies into U.S. Dollars for financial reporting purposes will represent more U.S. Dollars than it would have prior to the relative decrease in the value of the U.S. Dollar. Conversely, a decline in the value of the Euro will result in a lower number of U.S. Dollars for financial reporting purposes.
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
During the year ended December 31, 2017, we conducted business primarily in nine foreign currencies. The following table provides the average exchange rate for the year ended December 31, 2017 and the year ended December 31, 2016 of the U.S. Dollar against each of the four foreign currencies in which we conduct the largest portion of our sales.

Currency	Average exchange rate of the U.S. Dollar in the year December 31, 2017	Average exchange rate of the U.S. Dollar in the year December 31, 2016
Euro	$1.13 = 1 Euro	$1.11 = 1 Euro
Canadian Dollar	$0.77 = 1 Canadian Dollar	$0.76 = 1 Canadian Dollar
Chinese Renminbi	$0.15 = 1 Chinese Renminbi	$0.15 = 1 Chinese Renminbi
Japanese Yen	$0.01 = 1 Japanese Yen	$0.01 = 1 Japanese Yen

For the year ended December 31, 2017,  we conducted approximately 32% of our sales in Euros, approximately 6% in the Canadian Dollar, approximately 6% in the Chinese Renminbi and approximately 4% in the Japanese Yen.
To mitigate the risk that changes in foreign currencies have on our cash flows, we may utilize forward currency contracts in certain circumstances to lock in exchange rates with the objective that the gain or loss on the forward contracts will approximate the loss or gain that results from the transaction or transactions being hedged. We determine whether to enter into hedging arrangements based upon the size of the underlying transaction or transactions, an assessment of the risk of adverse movements in the applicable currencies and the availability of a cost effective hedge strategy. To the extent we do not engage in hedging or such hedging is not successful, changes in the relative value of currencies can affect our cash flows.

Domestic and Foreign Operating Results
The following is an analysis of our domestic and foreign operations during the year ended December 31, 2017 and 2016 and a discussion of the results of operations during those periods (in thousands):

	Twelve Months Ended December 31,
	2017	2016
Domestic income from operations	$36,822	$11,335
Foreign income from operations	17,960	34,805
Total income from operations	$54,782	$46,140

During the year ended December 31, 2017, domestic income from operations was higher than foreign income from operations primarily due to higher intercompany charges to foreign entities, partially offset by lower sales, product mix, corporate overhead costs and market differences. In light of U.S. taxation upon repatriation of foreign earnings under the Tax Cuts & Jobs Act ("the Tax Act"), we intend for all earnings generated by foreign subsidiaries to be remitted to the parent company at some point in the future. Foreign withholding taxes have been provided related to those foreign earnings.
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

During 2017, we incurred restructuring expenses of $7.9 million relating to: 1) headcount reductions and 2) other costs related to previous plant closures partially offset by the reversal of a reserve for a potential exposure that was deemed no longer necessary. During the fourth quarter of 2017, we implemented a cost-out initiative which reduced headcount in North America and Europe. Implementation costs are expected to be approximately $2.4 million, of which we have incurred $2.2 million as of December 31, 2017. Annual savings from the program will be approximately $8 million per year, which is expected to largely offset inflation and keep our cost structure flat to current levels in 2018. The savings will impact our cost of products sold and selling, general and administrative expenses.

During 2016, we incurred restructuring expenses of $10.4 million. These included $1.8 million of charges related to the closure of the Middletown, VA facility and $8.6 million of charges related to headcount reductions and other costs relating to previously announced plant closures.

During 2015, we incurred restructuring expenses of $14.6 million. These included $4.4 million of charges related to the closure of the Joao Pessoa, Brazil machine clothing facility; $4.9 million of charges related to the closure of the Warwick, Canada machine clothing facility; and $6.4 million of charges relating to headcount reductions, and other costs relating to previously announced plant closures. The costs were partially offset by a gain of $1.1 million on the sale of the Joao Pessoa, Brazil machine clothing facility in the fourth quarter of 2015.

Results of Operations
The table that follows sets forth for the periods presented certain consolidated operating results.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net sales	$481,048	$471,317	$477,243
Costs and expenses:
Cost of products sold	296,199	293,842	288,512
Selling	62,850	62,810	64,414
General and administrative	52,752	51,063	56,250
Research and development	6,581	7,100	7,404
Restructuring	7,884	10,362	14,649
	426,266	425,177	431,229
Income from operations	54,782	46,140	46,014
Interest expense, net	(52,815)	(46,155)	(38,413)
Loss on extinguishment of debt	(32)	(11,938)	(388)
Foreign exchange (loss) gain	(2,942)	(383)	1,872
(Loss) income before provision for income taxes	(1,007)	(12,336)	9,085
Provision for income taxes	(13,639)	(9,282)	(13,465)
Net loss	$(14,646)	$(21,618)	$(4,380)

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
Net Sales. Net sales for the year ended December 31, 2017 increased by $9.7 million, or 2.1%, to $481.0 million from $471.3 million for the year ended December 31, 2016. Favorable currency effects were $1.7 million. For the year ended December 31, 2017, approximately 60% of our net sales were in our clothing segment and approximately 40% were in our roll covers segment.
In our clothing segment, net sales for the year ended December 31, 2017 increased $1.9 million, or 0.7%, to $288.3 million from $286.4 million for the year ended December 31, 2016. Excluding favorable currency effects of $0.9 million, the $1.0 million increase was driven largely by higher sales volumes in Latin America, Europe and Asia partially offset by competitive pricing pressure in certain regions.
In our rolls segment, net sales for the year ended December 31, 2017 increased by $7.9 million, or 4.2%, to $192.8 million from $184.9 million for the year ended December 31, 2016. Excluding favorable currency effects of $0.9 million, the $7.0 million increase was driven by the acquisition of Spencer Johnston along with higher sales volume in Latin America.
Cost of Products Sold. Cost of products sold for the year ended December 31, 2017 increased by $2.4 million, or 0.8%, to $296.2 million from $293.8 million for the year ended December 31, 2016.
In our clothing segment, cost of products sold decreased $1.1 million in the year ended December 31, 2017 compared to the year ended December 31, 2016. This decrease was primarily due to production efficiencies. Cost of products sold as a percentage of net sales decreased by 0.8 percentage points to 59.1% in the year ended December 31, 2017 from 59.9% in the year ended December 31, 2016. This improvement was primarily due to production efficiencies, partially offset by competitive pricing pressure in certain regions.
In our rolls segment, cost of products sold increased $3.5 million in the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily as a result of increased sales volume, partially offset by production efficiencies. Cost of products sold as a percentage of net sales decreased by 0.9 percentage points to 65.3% in the year ended December 31, 2017 from 66.2% in the year ended December 31, 2016, due to production efficiencies, partially offset by product and customer mix.
Selling Expenses. In the year ended December 31, 2017, selling expenses of $62.9 million were flat to the year ended December 31, 2016.

General and Administrative Expenses. For the year ended December 31, 2017, general and administrative expenses increased by $1.7 million, or 3.3%, to $52.8 million from $51.1 million for the year ended December 31, 2016, primarily as a result of $3.1 million in CEO transition costs (which includes $1.2 million of related stock-based compensation cost) in 2017 and the impact of the Spencer Johnston acquisition in May of 2016, partially offset by cost reduction initiatives and lower stock-based compensation unrelated to the CEO transition.
Restructuring Expenses. For the year ended December 31, 2017, we incurred restructuring expenses of $7.9 million relating to headcount reductions and other costs related to previous plant closures, partially offset by the reversal of a reserve for a potential exposure that was deemed no longer necessary.
Interest Expense, Net. Net interest expense for the year ended December 31, 2017 was $52.8 million, up $6.6 million from $46.2 million for the year ended December 31, 2016. The increase was primarily driven by the higher interest rates for the year ended December 31, 2017 versus the year ended December 31, 2016 due to the refinancing completed during the third quarter of 2016 and additional debt assumed to finance the Spencer Johnston acquisition in the second quarter of 2016.

Provision for Income Taxes. For the years ended December 31, 2017 and 2016, the provision for income taxes was $13.6 million and $9.3 million, respectively. The increase in tax expense in the year ended December 31, 2017, was primarily attributable to establishing a valuation allowance against certain German deferred tax assets and a reduction in tax benefits allocated to continuing operations, partially offset by the geographic mix of earnings. The Tax Act had no impact on the provision for income taxes in 2017. Generally, our provision for income taxes is primarily impacted by the income we earn in tax-paying jurisdictions relative to the income we earn in non-tax-paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 15.0% to 35.0%. However, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. We generate losses in certain jurisdictions for which we realize no tax benefit as the deferred tax assets in these jurisdictions (including net operating losses) are fully reserved in our valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States, Germany, and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings.
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

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
In our clothing segment, cost of products sold decreased $(2.8) million in the year ended December 31, 2016 compared to the year ended December 31, 2015. This decrease was primarily due to decreased sales volume and favorable currency effects. Cost of products sold as a percentage of net sales increased by 1.9 percentage points to 59.8% in the year ended December 31, 2016 from 57.9% in the year ended December 31, 2015. This decrease was primarily due to a weak economic environment in Brazil and margin compression in certain regions, partially offset by favorable currency effects.
In our rolls segment, cost of products sold increased $8.1 million in the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily as a result of increased sales volume and unfavorable currency effects. Cost of products sold as a percentage of net sales increased by 1.8 percentage points to 66.2% in the year ended December 31, 2016 from 64.4% in the year ended December 31, 2015, due to negative product mix.

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
Restructuring Expenses. For the year ended December 31, 2016, restructuring expense declined by $(4.2) million or (28.8)%, to $10.4 million from $14.6 million in 2015. These included $1.8 million of charges related to the closure of the Middletown, VA facility and $8.6 million of charges related to headcount reductions and other costs relating to previously announced plant closures.
Interest Expense, Net. Net interest expense for the year ended December 31, 2016 was $46.2 million, up $7.8 million from $38.4 million for the year ended December 31, 2015. The increase was driven by the higher interest rate on the new bonds issued in the refinancing and a higher average debt balance during 2016 versus 2015.

Provision for Income Taxes. For the years ended December 31, 2016 and 2015, the provision for income taxes was $9.3 million and $13.5 million, respectively. The decrease in tax expense in the year ended December 31, 2016, was primarily attributable to the geographic mix of earnings, as well as tax benefits from interest deductions in Brazil. Generally, our provision for income taxes is primarily impacted by the income we earn in tax-paying jurisdictions relative to the income we earn in non-tax-paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 15.0% to 35.4%. However, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. We generate losses in certain jurisdictions for which we realize no tax benefit as the deferred tax assets in these jurisdictions (including net operating losses) are fully reserved in our valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings. As the Company continues to reorganize and restructure its operations, it is possible that deferred tax assets, for which no income tax benefit has previously been provided, may more likely than not become realized. The Company continues to evaluate future operations and will record an income tax benefit in the period where it believes it is more likely than not that the deferred tax asset will be able to be realized.

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
Net cash provided by operating activities was $24.7 million for the year ended December 31, 2017 and $36.5 million for the year ended December 31, 2016. The $(11.8) million decrease was due primarily to higher cash interest, partially offset by decreases in cash taxes and cash restructuring. Net cash provided by operating activities was $36.5 million for the year ended December 31, 2016 and $33.3 million for the year ended December 31, 2015. The $3.2 million increase was due primarily to decreased working capital, partially offset by lower earnings.
Net cash used in investing activities was $11.7 million for the year ended December 31, 2017 and $29.8 million for the year ended December 31, 2016. The decrease of $18.1 million was primarily due to the acquisition of Spencer Johnston in 2016 along with higher property and equipment sales in 2017. Net cash used in investing activities was $29.8 million for the year ended December 31, 2016 and $47.6 million for the year ended December 31, 2015. The decrease of $17.8 million was primarily due to a decrease in capital expenditures, partially offset by the acquisition of Spencer Johnston.
Net cash used in financing activities was $(7.9) million for the year ended December 31, 2017 and $(2.3) million for the year ended December 31, 2016. The increase in net cash used of $(5.6) million in 2017 was driven by higher scheduled payments made on debt and capital leases. Net cash (used in) provided by financing activities was $(2.3) million for the year ended December 31, 2016 and $14.5 million for the year ended December 31, 2015. The decrease of $(16.8) million was driven by lower capital expenditures in 2016 compared to 2015, partially offset by the acquisition of Spencer Johnston and higher capital lease payments.
As of December 31, 2017, an aggregate of $34.1 million is available for additional borrowings under the $55.0 million Revolving Credit and Guaranty Agreement ("ABL Facility"). This availability represents $36.9 million under the ABL revolver that is currently collateralized by certain of our assets, less $2.8 million of that facility committed for letters of credit or current borrowings. In addition, we had approximately $5.8 million available for borrowings under other small lines of credit. We also had cash and cash equivalents of $17.3 million at December 31, 2017 compared to $12.8 million at December 31, 2016.
We expect to pay approximately between $4.0 million and $6.0 million related to the continuation of our restructuring initiatives in 2018. Actual restructuring costs for 2018 may substantially differ from estimates at this time, depending on the timing of the restructuring activities.
Capital Expenditures
We use the term “capital expenditures” to refer to costs incurred to purchase or significantly upgrade property and equipment. The majority of our capital expenditures relate to purchases of machinery and equipment used in the manufacturing of our products. Capital expenditures were funded from net cash provided by operating activities and borrowings under our ABL Facility. For the year ended December 31, 2017, we had capital expenditures of $13.0 million. We analyze our planned capital expenditures based on investment opportunities available to us and our financial and operating performance, and accordingly, actual capital expenditures may be more or less than this amount. We intend to use existing cash and cash from operations to fund our capital expenditures. We target capital expenditures for 2018 to be approximately $15.0 million.
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
We used the net proceeds from the offering to repay all amounts outstanding under our then existing $230.0 million term loan credit facility, to redeem all of its $240.0 million aggregate principal amount 8.875% Senior Notes due 2018 at a redemption price equal to 102.219% of the principal amount thereof, together with accrued and unpaid interest, to the date of redemption, to pay fees and expenses relating to these transactions, and for working capital and other general corporate purposes.
ABL Revolving Credit Facility
On November 3, 2015, we refinanced our prior revolving credit facility by entering into a new Revolving Credit and Guaranty Agreement (the “ABL Facility”) with one of our existing lenders. The amount of the ABL Facility provides an aggregate facility limit of $55.0 million, subject to a borrowing base collateralized by eligible accounts receivable, inventory and equipment of Xerium Technologies, Inc., as a US borrower, Xerium Canada Inc., as Canadian borrower, and Huyck.Wagner Germany GmbH, Robec Walzen GmbH, and Stowe Woodward AG, as the European borrowers. The ABL Facility matures in November of 2020 and accrues interest at either an Alternative Base rate (Prime plus 75 bps) or Fixed LIBOR (LIBOR +175 bps). As of December 31, 2017 these rates were 5.25% and 3.37%, respectively.
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
Fixed Assets Loan Contract
On July 17, 2015 (the "Closing Date"), Xerium China, Co., Ltd. ("Xerium China"), a wholly-owned subsidiary of ours entered into and closed a Fixed Assets Loan Contract (the "Loan Agreement") with the Industrial and Commercial Bank of China Limited, Shanghai-Jingan Branch (the “Bank”) with respect to a RMB 58.5 million loan, which was approximately $9.4 million USD on July 17, 2015. The loan is secured by pledged machinery and equipment of Xerium China and guaranteed by Xerium Asia Pacific (Shanghai) Limited and Stowe Woodward (Changzhou) Roll Technologies Co. Ltd., which are wholly-owned subsidiaries of ours, pursuant to guarantee agreements (the "Guarantee Agreements"). Interest on the outstanding principal balance of the loan accrues at a benchmark rate plus a margin. The current interest rate at December 31, 2017 is approximately 5.2%. The interest rate will be adjusted every 12 months during the term of the loan, based on the benchmark interest rate adjustment. Interest under the loan is payable quarterly in arrears. Principal on the loan is to be repaid in part every six months following the Closing Date, in accordance with a predetermined schedule set forth in the Loan Agreement. Proceeds of the loan were used by Xerium China to purchase production equipment. The Loan Agreement contains certain customary representations and warranties and provisions relating to events of default.
We are in compliance with all covenants under the Indenture and ABL Facility at December 31, 2017, and expect to remain in compliance in 2018.
Contractual Obligations and Commercial Commitments
The following tables provide aggregated information about our contractual obligations as of December 31, 2017.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt obligations	$501.2	$14.2	$6.8	$480.2	$—
Capital leases	20.7	4.8	5.7	1.5	8.7
Interest expense on long-term debt and capital leases (1)	173.1	47.4	93.4	29.9	2.4
Operating leases	5.9	1.7	2.7	1.5	—
Purchase obligations (2)	13.7	8.7	4.0	1.0	—
Pension and other post-retirement obligations (3)	46.3	6.8	12.8	13.7	13.0
Total contractual cash obligations (4)	$760.9	$83.6	$125.4	$527.8	$24.1

(1)	Interest expense shown above is based on the effective interest rate at December 31, 2017.

(2)	Includes obligations with respect to raw material purchases, repairs and maintenance services, utilities and other capital expenditures.

(3)
Amounts include expected benefit payments to be made by us on our unfunded pension plans plus expected minimum contributions on our funded pension plans. Expected minimum contributions of $3.7 million per year, for years 1-5, have been included in the table above and are based upon our December 31, 2017 assumptions that were used to estimate our 2018 contributions. Refer to Note 8 for further information.

(4)
Not included in the above table are other long-term liabilities primarily related to our uncertain income tax liabilities which have either no fixed payment dates or are not settled in cash. See Note 7 to our consolidated financial statements for further information.

Off-Balance Sheet Financing
During the year ended December 31, 2017, we did not engage in any off-balance sheet activities, including the use of structured finance or special purpose entities.
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
To comply with the provisions of Topic 820, we performed a review of the necessity to incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of our derivatives and determined these adjustments to be immaterial to the fair value derivative assets/(liabilities) recorded on our Consolidated Balance Sheet at December 31, 2017.
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2017.
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
We account for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other Intangible Assets (“Topic 350”). Topic 350 requires that goodwill and intangible assets that have indefinite lives not be amortized but, instead, must be tested at least annually for impairment or whenever events or business conditions warrant. We first assessed qualitative factors to determine whether it was more likely than not that the fair value of its single reporting unit was less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  Our assessment is that the two-step goodwill impairment test is not necessary for the year ending December 31, 2017 for either our clothing or rolls reporting units.  If the qualitative factors had indicated that it was more likely than not that the fair value of the reporting units was less than its carrying amount, we would have tested goodwill for impairment at the reporting unit level using a two-step approach.
Step 1 involves comparing the fair value of the our reporting unit to its carrying amount. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit carrying amount is greater than the fair value then the second step must be completed to measure the amount of impairment, if any. Step 2 calculates the implied fair value of goodwill by deducting the fair value of the net assets of the reporting unit from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.
We have two reporting units: machine clothing and roll covers. For the purpose of performing the annual impairment test, we allocate all shared assets and liabilities to the reporting units based on the percentage of each reporting unit’s revenue to total revenue. Shared operating expenses are allocated to the reporting unit to the extent necessary to allow them to operate as independent businesses. To determine if impairment exists, the fair value of each reporting unit is compared to its carrying value. The fair value of our reporting unit is determined by using a weighted combination of both a market multiple approach and an income approach. The market multiple approach utilizes ours and our competitors’ proprietary information that is used to value its reporting units. The income approach is a present value technique used to measure the fair value of future cash flows produced by each reporting unit. During the fourth quarter of 2016, we voluntarily changed the date of our annual goodwill impairment testing from December 31, the last day of the fiscal year, to October 1.  The voluntary change in accounting principle related to the annual testing date did not delay, accelerate or avoid an impairment charge. This change was not applied retrospectively, as it would have required application of significant estimates and assumptions with the use of hindsight.  Accordingly, the change was applied prospectively. As a result of the annual tests for goodwill impairment performed as of October 1, 2017 and October 1, 2016, we determined that no goodwill impairment exists.
Pension Expense - Selection of Assumptions. We have defined benefit pension plans covering substantially all of our U.S. and Canadian employees and employees of certain subsidiaries in other countries. Benefits are generally based on the employee's years of service and compensation. Annual pension expense consists of several components:

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
These components are calculated annually to determine the pension expense that is reflected in our results of operations. Management believes the selection of assumptions related to the annual pension expense is a critical accounting estimate due to the high degree of volatility in the expense dependent on selected assumptions. The key assumptions are as follows:

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

Management’s selection of the discount rate is based on an analysis that estimates the current rate of return for high-quality, fixed-income investments with maturities matching the payment of pension benefits that could be purchased to settle the obligations. At December 31, 2017, we selected a discount rate assumption of 3.10%.

Management’s selection of the rate of future compensation increase is generally based on our historical salary increases, including cost of living adjustments and merit and promotion increases, giving consideration to any known future trends. A higher rate of increase will result in a higher pension expense. We selected an actual rate of compensation increase assumption of 3.47%.

Management’s selection of the expected long term return on plan assets is based on a building-block approach, whereby the components are weighted based on the allocation of pension plan assets. Given that these returns are long-term, there are generally not significant fluctuations in the expected rate of return from year to year. We selected a rate of return assumption of 6.23%.

Using these assumptions, the 2017 pension expense was $3.8 million (including the impact of a $0.9 million settlement loss). A change in the assumptions would have had the following impact on the 2017 expense. An increase of 1% in the discount rate would have changed 2017 expense by approximately $0.6 million. An increase of 1% in the expected long-term rate of return on assets would have changed the 2017 expense by approximately $0.9 million.

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
Income Taxes. We utilize the asset and liability method for accounting for income taxes in accordance with ASC Topic 740, Income Taxes (“Topic 740”). Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and statutes that will be in effect when the differences are expected to reverse and the effects of such remeasurement are recorded in the period of enactment.

We record net deferred tax assets to the extent we believe that it is more likely than not that these assets will be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent results of operations. We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In light of our accumulated loss position in certain tax jurisdictions, and the uncertainty of taxability in future periods, we recorded a valuation allowance against all U.S. deferred tax assets and against certain of our foreign deferred tax assets primarily related to net operating loss carry-forwards in Australia, Spain, Germany, Sweden, the United Kingdom, China, Turkey and France. We believe that a portion of the German deferred tax assets, primarily related to net operating loss carry-forwards, will more likely than not expire unutilized based upon available forecasts, and a valuation allowance was recorded thereon.

On December 22, 2017, significant tax legislation was signed into U.S. law under the Tax Cuts & Jobs Act (“the Tax Act”). Key features of the Tax Act include a reduction of the corporate income tax rate from 35% to 21%; limitations on the deductibility of future interest expense; and the transition of the U.S. system for international taxation from a worldwide tax regime to a modified-territorial tax regime, including the imposition of a tax on unrepatriated earnings of foreign subsidiaries (the “transition tax”). In response, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which allows issuers to recognize provisional estimates of the impact of the Tax Act in their financial statements, or in circumstances where estimates cannot be made,to not report any impact and to disclose and recognize at a later date..

As of December 31, 2017, management has not completed its accounting related to the enactment of the Tax Act, as follows:

1.Remeasurement of U.S. deferred tax assets - We have recorded a provisional estimate of $31.8 million discrete deferred tax expense related to the remeasurement of the U.S. deferred tax assets as a result of the reduction in the corporate income tax rate. A corresponding tax benefit was recorded related to the reduction in valuation allowance.

2. Transition tax - We have recorded a provisional estimate related to accounting for the transition tax and its impact on tax accounting for unrepatriated foreign earnings and other foreign income inclusions. The provisional estimate results in $0 current or deferred tax impact primarily as a result of the historic tax loss carry-forwards and the corresponding valuation allowance against related deferred tax assets. In order to complete the accounting, we will continue to analyze foreign earnings calculations as well as to await clarification of certain provisions of the Tax Act.

3. Deferred tax accounting on outside basis differences of controlled foreign corporations - We have recorded a provisional estimate related to the deferred tax accounting for basis differences associated with foreign subsidiaries. We have historically accrued U.S. deferred taxes in connection with certain foreign earnings which were not considered to be permanently reinvested as these earnings were expected to be distributed to the U.S. However, the transition tax has resulted in immediate U.S. taxation of our previously untaxed foreign earnings. As a result, we have reversed the U.S. deferred taxes previously recognized on those foreign earnings that were not considered to be permanently reinvested. Additionally, future repatriation of foreign earnings (even those previously considered to be permanently reinvested) would not be expected to give rise to U.S. tax under the Tax Act’s territorial regime. Therefore, we have recorded a provisional estimate for deferred taxes on unrepatriated foreign earnings assuming none of the earnings are permanently reinvested. No additional U.S. income taxes have been provided in connection with any remaining untaxed foreign earnings or any additional outside basis difference with respect to our investments in foreign subsidiaries as we assess whether any investments should be considered as indefinitely reinvested in our foreign operations.

4. Global Intangible Low-Taxed Income (“GILTI”) - The deferred tax accounting is incomplete for basis differences associated with foreign subsidiaries as it relates to GILTI, a new provision under the Tax Act. No provisional estimate has been provided. Relevant to the current financial statements, our election of an accounting policy with respect to deferred tax accounting for GILTI will depend, in part, on analyzing foreign income to estimate future GILTI inclusions, as well as clarification of certain provisions of the Tax Act. Until such analyses and clarifications are made, we have not made a policy decision regarding tax accounting for the GILTI provision.

5. State and Local Income Taxes - We have recorded a provisional estimate related to the tax accounting for state and local income taxes upon enactment of the Tax Act. We continue to gather and analyze information available related to the impact of the Tax Act on state and local taxes. In order to complete the accounting, we await clarification from the municipalities.

To the extent a provisional estimate was made, we utilized previously issued guidance for the Tax Act in order to reach an estimate. However, these estimates are not capable of finalization given the lack of statutory and regulatory guidance in many areas, as well as the complexity in acquiring the data required to calculate the impact on the tax accounts. We will revise and conclude the accounting as and when additional information is obtained, which in many cases is contingent on the timing of issuance of guidance. For these reasons, the ultimate impact may differ from these provisional amounts due to, among other things, additional information, changes in interpretations and assumptions management has made, and changes based on additional statutory and regulatory guidance that may be issued. Acknowledging this uncertainty, accounting for the impacts of the Tax Act will be completed within the next twelve months.

In light of the enactment of the Tax Act, we evaluated the recoverability of the U.S. deferred tax assets. It remains more likely than not that the deferred tax assets in connection with our U.S. operations will not be realized. Although projections of future U.S. taxable income indicate realization of the primary U.S. deferred tax asset (the tax loss carry-forwards) as a result of limitations on the deductibility of future interest expense, such limitations will have a corresponding increase to deferred tax assets. As we continue to reorganize and restructure our operations, it is possible that deferred tax assets, for which no income tax benefit has previously been provided, may more likely than not become realized. We continue to evaluate future operations and will record an income tax benefit in the period where we believe it is more likely than not that the deferred tax asset will be able to be realized.
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

We have a net deferred tax liability of $2.8 million at December 31, 2017 and $3.6 million deferred tax asset at December 31, 2016. The net deferred tax asset relates principally to pension and post-retirement benefits, net operating loss carry-forwards and differences between the book and tax treatment of accrued expenses.
Undistributed earnings of our foreign subsidiaries amounted to approximately $138.5 million at December 31, 2017. Earnings generated prior to 2013 were considered to be indefinitely reinvested for continued use in foreign operations except for a portion of the earnings generated by our Brazil and China operations. All earnings generated in all foreign subsidiaries after 2012 were not considered to be permanently reinvested, because of our desire to manage global cash and liquidity related to ongoing financial obligations, capital expenditures, restructuring payments and other changes in business conditions going forward. However, the transition tax has resulted in immediate U.S. taxation of our previously untaxed foreign earnings. As a result, we have reversed the U.S. deferred taxes previously recognized on those foreign earnings that were not considered to be permanently reinvested. Additionally, future repatriation of foreign earnings (even those previously considered to be permanently reinvested) would not be expected to give rise to U.S. tax under the Tax Act’s territorial regime. Therefore, we have recorded a provisional estimate for deferred taxes on unrepatriated foreign earnings assuming none of the earnings are permanently reinvested. Foreign withholding taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the United States and be taxable.

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

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Net loss	$(14,646)	$(21,618)	$(4,380)
Stock-based compensation	1,331	2,612	3,298
CEO transition stock-based compensation	1,187	—	—
Depreciation	31,740	32,115	28,952
Amortization of other intangibles	1,365	841	298
Deferred financing cost amortization	3,634	3,063	3,462
Foreign exchange loss (gain) on revaluation of debt	1,135	(3,267)	(3,426)
Deferred taxes	8,516	219	(2,785)
Asset impairments	107	—	1,536
Loss (gain) on disposition of property and equipment	136	50	(1,383)
Pension settlement losses	921	—	1,108
Loss on extinguishment of debt	32	11,938	388
Change in assets and liabilities which (used) provided cash	(10,743)	10,556	6,219
Net cash provided by operating activities	24,715	36,509	33,287
Interest expense, excluding amortization	49,181	43,092	34,951
Net change in operating assets and liabilities	10,743	(10,556)	(6,219)
Current portion of income tax expense	5,123	9,063	16,250
Stock-based compensation	(1,331)	(2,612)	(3,298)
CEO transition stock-based compensation	(1,187)	—	—
Pension settlement losses	(921)	—	(1,108)
Foreign exchange (loss) gain on revaluation of debt	(1,135)	3,267	3,426
Asset impairments	(107)	—	(1,536)
(Loss) gain on disposition of property and equipment	(136)	(50)	1,383
Loss on extinguishment of debt	(32)	(11,938)	(388)
EBITDA	84,913	66,775	76,748
Operational restructuring expenses	7,884	10,362	14,649
Loss on extinguishment of debt	32	11,938	388
Stock-based compensation	1,331	2,612	3,298
CEO transition expense	3,063	—	—
Pension settlement losses	—	—	1,108
Non-restructuring impairment charges	—	—	494
Plant startup costs	721	2,176	3,886
Inventory write-off of closed facilities	—	—	587
Other non-recurring expenses	122	1,116	2,569
Unrealized foreign exchange loss (gain)	2,159	313	(1,912)
Adjusted EBITDA	$100,225	$95,292	$101,815

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Foreign Currency Hedging
Our earnings and cash flows are subject to foreign currency exposures resulting from operations located in Asia Pacific, Europe, Canada and Latin America. To mitigate the cash risks associated with these exposures, we often use forward currency contracts to lock in exchange rates of the affected underlying net cash exposures.  When effectively hedged, the gains or losses on net cash exposures due to changes in foreign currencies will be offset by the gains or losses on the forward contracts.  We determine whether or not to enter into hedging arrangements based upon the size of the underlying net cash exposures, the potential losses due to adverse foreign currency movements, and the availability of cost-effective hedging strategies.  To the extent we do not engage in hedging or such hedging is not effective, changes in the relative value of currencies can affect our profitability.
The value of these contracts is recognized at fair value based on market exchange forward rates and amounted to a net liability position of $0.6 million at December 31, 2017. These contracts mature at various dates through December of 2018.
As of December 31, 2017, we had open foreign currency exchange contracts maturing through December of 2018 with total net notional amounts of approximately $5.4 million. At December 31, 2017, a hypothetical adverse exchange rate movement of 10% against our forward foreign exchange contracts would have resulted in a potential net loss in fair value of these contracts of approximately $0.5 million. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar. In addition to the direct effects of changes in exchange rates, such changes may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices.
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
Disclosure Controls and Procedures
As of December 31, 2017, under the supervision of our principal executive officer and principal financial officer, and with the participation of our management, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as set forth above.

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control—Integrated Framework. Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2017. Ernst & Young LLP, our independent registered public accounting firm, has issued its report on the effectiveness of internal control over financial reporting as of December 31, 2017, which appears in this 2017 Form 10-K.
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Xerium Technologies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Xerium Technologies, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Xerium Technologies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Xerium Technologies, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule and our report dated February 28, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Raleigh, North Carolina
February 28, 2018

ITEM 9B.	OTHER INFORMATION

None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements. The following documents are filed as Appendix A hereto and are included as part of this Annual Report on Form 10-K:
Financial Statements of Xerium Technologies, Inc.:
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Schedule
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements
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

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1(1)*	Joint Prepackaged Plan of Reorganization, as confirmed by the bankruptcy court on May 12, 2010.
2.2(2)	Confirmation Order, dated May 12, 2010.
3.1(3)	Second Amended and Restated Certificate of Incorporation of Xerium Technologies, Inc.
3.2(4)	Amended and Restated By-Laws of Xerium Technologies, Inc.
4.1(5)	Form of Stock Certificate.
4.2(6)	Dividend Reinvestment Plan.
4.3(7)	Indenture among the Company, the guarantor parties thereto and U.S. Bank National Association as Trustee, dated August 9, 2016.
4.4(8)	Form of 9.500% Senior Secured Notes due 2021 (included in exhibit 4.3).
4.5(9)	Pledge and Security Agreement among the Company, the grantor parties thereto and U.S. Bank National Association as Collateral Agent, dated August 9, 2016.
10.1(10)	Director Nomination Agreement entered into by and among the Company, Carl Marks Strategic Investments, L.P., and Carl Marks Strategic Opportunities Fund, L.P., dated May 25, 2010.
10.2(11)+	Amendment No. 1 to 2010 Equity Incentive Plan.
10.3(12)+	Amendment No. 2 to 2010 Equity Incentive Plan.
10.4(13)+	Form of Independent Director Indemnification Agreement entered into between the Registrant and certain independent directors.
10.5(14)+	Directors’ Deferred Stock Unit Plan.
10.6(15)+	Employment Agreement with Harold C. Bevis.
10.7(16)+	Employment Agreement with Clifford E. Pietrafitta.
10.8(17)+	Amended and Restated Employment Agreement with David Pretty.
10.9(18)+	Amendment to Amended and Restated Employment Agreement with David Pretty.
10.10(19)+	Amendment No. 3 to Employment Agreement with David Pretty.
10.11(20)+	Employment Agreement with Eduardo Fracasso.
10.12(21)+	Form of December 2011 Amendment to Employment Agreements with senior executive officers.
10.13(22)+	Employment Agreement with Michael Bly.
10.14(23)+	Employment Agreement with William Butterfield.
10.15(24)+	2014-2016 Executive Long Term Incentive Plan and Form of Agreement
10.16(25)+	Form of 2015 Long Term Incentive Plan Award Agreement
10.17(26)	Translated version of Fixed Asset Loan Agreement by and between Xerium China, Co., Ltd and Industrial and Commercial Bank of China Limited, Shanghai-Jingan Branch dated July 17, 2015.
10.18(27)	Translated version of Guarantee Agreement between Stowe Woodward (Changzhou) Roll Technologies Co. Ltd. and Industrial and Commercial Bank of China Limited, Shanghai-Jingan Branch dated July 17, 2015.
10.19(28)	Translated version of Guarantee Agreement between Xerium Asia Pacific (Shanghai) Limited and Industrial and Commercial Bank of China Limited, Shanghai-Jingan Branch dated July 17, 2015.
10.20(29)	Revolving Credit and Guarantee Agreement, dated as of November 3, 2015
10.21(30)	Amendment No. 1 to Revolving Credit and Guarantee Agreement, dated as of February 19, 2016
10.22(31)	Amendment No. 2 to Revolving Credit and Guarantee Agreement, dated as of August 9, 2016
10.23(32)	Amendment No. 3 to Revolving Credit and Guarantee Agreement, dated as of November 30, 2016
10.24(33)	2016-2018 Executive Long Term Incentive Plan and Form of Agreement
10.25(34)	Third Amendment to Revolving Credit Agreement
10.26(35)+	Form of 2017 MIC Agreement
10.27(36)+	Employment Agreement with Mark Staton.
10.28(37)+	Restricted Stock Unit Agreement with Mark Staton
10.29(38)+	Form of 2017 Long Term Incentive Plan
10.30+	Form of 2018 MIC Agreement (filed herewith)
10.31(39)+	Form of 2018 Long Term Incentive Plan

Exhibit No.	Description of Exhibit
10.32+	Employment Agreement with Harald Weimer (filed herewith)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2010, and incorporated herein by reference.
(2)	Filed as Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2010, and incorporated herein by reference.
(3)	Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(4)	Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2015, and incorporated herein by reference.
(5)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(6)	Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on February 20, 2007, and incorporated herein by reference.
(7)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 9, 2016, and incorporated herein by reference.
(8)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 9, 2016, and incorporated herein by reference.
(9)	Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 9, 2016, and incorporated herein by reference.
(10)	Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(11)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2011, and incorporated herein by reference.
(12)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2013, and incorporated herein by reference.
(13)	Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2008, and incorporated herein by reference.
(14)	Filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011 and incorporated herein by reference.
(15)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2012, and incorporated herein by reference.
(16)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011, and incorporated herein by reference.
(17)	Filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2009, and incorporated herein by reference.
(18)	Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011, and incorporated herein by reference.

(19)	Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2012, and incorporated herein by reference.
(20)	Filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K filed on March 26, 2010, and incorporated herein by reference.
(21)	Filed as Exhibit 10.56 to the Registrant’s Registration Statement on Form S-4 filed on December 22, 2011, and incorporated herein by reference.
(22)	Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2013, and incorporated herein by reference.
(23)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2013, and incorporated herein by reference.
(24)	Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 5, 2014, and incorporated herein by reference.
(25)	Filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on May 11, 2015, and incorporated herein by reference.
(26)	Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 22, 2015, and incorporated herein by reference.
(27)	Filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 22, 2015, and incorporated herein by reference.
(28)	Filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on July 22, 2015, and incorporated herein by reference.
(29)	Filed as Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K filed on March 14, 2016, and incorporated herein by reference.
(30)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 27, 2016, and incorporated herein by reference.
(31)	Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on October 27, 2016, and incorporated herein by reference.
(32)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2016, and incorporated herein by reference.
(33)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2016, and incorporated herein by reference.
(34)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 3, 2017, and incorporated herein by reference.
(35)	Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 3, 2017, and incorporated herein by reference.
(36)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 1, 2017, and incorporated herein by reference.
(37)	Filed as Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 filed on June 2, 2017, and incorporated herein by reference.
(38)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 30, 2017, and incorporated herein by reference.
(39)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 30, 2018, and incorporated herein by reference.
+	Management contract or compensatory arrangement or plan.
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

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Youngsville, North Carolina, on February 28, 2018.

XERIUM TECHNOLOGIES, INC.

By:	/s/ MARK STATON
Mark Staton President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities indicated on February 28, 2018.

Signature	Title

/S/ MARK STATON Mark Staton	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ CLIFFORD E. PIETRAFITTA Clifford E. Pietrafitta	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ AMBASSADOR APRIL H. FOLEY Ambassador April H. Foley	Director

/S/ JAY GURANDIANO Jay Gurandiano	Director

/S/ JOHN F. MCGOVERN John F. McGovern	Director

/S/ ROGER A. BAILEY Roger A. Bailey	Director

/S/ MITCHELL I. QUAIN Mitchell I. Quain	Director

/S/ ALEXANDER TOELDTE Alexander Toeldte	Director

/S/ JAMES F. WILSON James F. Wilson	Chairman

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Xerium Technologies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Xerium Technologies, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ending December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2003.
Raleigh, North Carolina
February 28, 2018

XERIUM TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(dollars in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$17,253	$12,808
Accounts receivable, (net of allowance for doubtful accounts of $4,106 in 2017 and $3,620 in 2016)	76,633	68,667
Inventories	74,725	70,822
Prepaid expenses	11,335	6,325
Other current assets	15,316	15,784
Total current assets	195,262	174,406
Property and equipment, net	282,378	284,101
Goodwill	64,783	56,783
Intangible assets	5,965	7,330
Non-current deferred tax asset	10,103	10,737
Other assets	9,358	8,556
Total assets	$567,849	$541,913
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$8,398	$7,328
Accounts payable	39,856	36,158
Accrued expenses	64,155	64,532
Current maturities of long-term debt	10,614	8,600
Total current liabilities	123,023	116,618
Long-term debt, net of current maturities and deferred financing costs	473,904	472,923
Liabilities under capital lease	15,952	19,236
Non-current deferred tax liability	12,897	7,157
Pension, other post-retirement and post-employment obligations	69,205	65,026
Other long-term liabilities	9,334	7,858
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares outstanding as of December 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value, 20,000,000 shares authorized; 16,367,743 and 16,152,946 shares outstanding as of December 31, 2017 and December 31, 2016, respectively	16	16
Paid-in capital	432,489	430,823
Accumulated deficit	(457,712)	(443,066)
Accumulated other comprehensive loss	(111,259)	(134,678)
Total stockholders’ deficit	(136,466)	(146,905)
Total liabilities and stockholders’ deficit	$567,849	$541,913
See accompanying notes.

XERIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2017	2016	2015
	(dollars in thousands, except per share data)
Net sales	$481,048	$471,317	$477,243
Costs and expenses:
Cost of products sold	296,199	293,842	288,512
Selling	62,850	62,810	64,414
General and administrative	52,752	51,063	56,250
Research and development	6,581	7,100	7,404
Restructuring	7,884	10,362	14,649
	426,266	425,177	431,229
Income from operations	54,782	46,140	46,014
Interest expense, net	(52,815)	(46,155)	(38,413)
Loss on extinguishment of debt	(32)	(11,938)	(388)
Foreign exchange (loss) gain	(2,942)	(383)	1,872
(Loss) income before provision for income taxes	(1,007)	(12,336)	9,085
Provision for income taxes	(13,639)	(9,282)	(13,465)
Net loss	$(14,646)	$(21,618)	$(4,380)
Net loss per share:
Basic and diluted	$(0.90)	$(1.35)	$(0.28)
Shares used in computing net loss per share:
Basic and diluted	16,282,536	15,994,467	15,640,836

See accompanying notes.

XERIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2017	2016	2015

Net loss	$(14,646)	$(21,618)	$(4,380)
Other comprehensive (loss) income before income taxes:
Foreign currency translation adjustments	27,100	(7,959)	(50,980)
Unrealized gain on derivative instruments	—	—	1,126
Defined benefit pension plan
Amortization of net loss	2,133	1,949	2,140
Net (loss) gain on liability	(7,243)	(12,883)	14,643
Net gain (loss) on asset	3,975	4,406	(5,466)
Settlement loss	921	—	1,324
Currency translation impact	(3,127)	2,471	2,592
Defined benefit pension plan, net	(3,341)	(4,057)	15,233
Other comprehensive income (loss), before income taxes	23,759	(12,016)	(34,621)
Income tax provision related to components of other comprehensive income (loss)	(340)	(970)	(1,133)
Other comprehensive income (loss), net of tax	23,419	(12,986)	(35,754)
Comprehensive income (loss), net of tax	$8,773	$(34,604)	$(40,134)
See accompanying notes.

XERIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount

	(dollars in thousands)
Balance at December 31, 2014	15,560,627	$16	$428,880	$(417,068)	$(85,938)	$(74,110)
Net loss	—	—	—	(4,380)	—	(4,380)
Other comprehensive loss	—	—	—	—	(35,754)	(35,754)
Issuance of common stock	185,287	—	(2,124)	—	—	(2,124)
Stock-based compensation	—	—	3,298	—	—	3,298
Balance at December 31, 2015	15,745,914	16	430,054	(421,448)	(121,692)	(113,070)
Net loss	—	—	—	(21,618)	—	(21,618)
Other comprehensive loss	—	—	—	—	(12,986)	(12,986)
Issuance of common stock	407,032	—	(1,843)	—	—	(1,843)
Stock-based compensation	—	—	2,612	—	—	2,612
Balance at December 31, 2016	16,152,946	16	430,823	(443,066)	(134,678)	(146,905)
Net loss	—	—	—	(14,646)	—	(14,646)
Other comprehensive income	—	—	—	—	23,419	23,419
Issuance of common stock	214,797	—	(852)	—	—	(852)
Stock-based compensation	—	—	2,518	—	—	2,518
Balance at December 31, 2017	16,367,743	$16	$432,489	$(457,712)	$(111,259)	$(136,466)

See accompanying notes.

XERIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2017	2016	2015
	(dollars in thousands)
Operating activities
Net loss	$(14,646)	$(21,618)	$(4,380)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Stock-based compensation	2,518	2,612	3,298
Depreciation	31,740	32,115	28,952
Amortization of other intangibles	1,365	841	298
Deferred financing cost amortization	3,634	3,063	3,462
Foreign exchange loss (gain) on revaluation of debt	1,135	(3,267)	(3,426)
Deferred taxes	8,516	219	(2,785)
Asset impairments	107	—	1,536
Loss (gain) on disposition of property and equipment	136	50	(1,383)
Pension settlement losses	921	—	1,108
Loss on extinguishment of debt	32	11,938	388
Provision for doubtful accounts	574	275	1,117
Change in assets and liabilities which (used) provided cash:
Accounts receivable	(4,424)	1,677	5,234
Inventories	1,477	3,746	2,985
Prepaid expenses	(4,941)	332	757
Other current assets	656	(1,284)	(3,219)
Accounts payable and accrued expenses	(737)	4,504	5,300
Deferred and other long-term liabilities and assets	(3,348)	1,306	(5,955)
Net cash provided by operating activities	24,715	36,509	33,287
Investing activities
Capital expenditures	(13,033)	(13,706)	(50,871)
Proceeds from disposals of property and equipment	2,496	117	3,266
Acquisition costs	(1,199)	(16,225)	—
Net cash used in investing activities	(11,736)	(29,814)	(47,605)
Financing activities
Proceeds from borrowings	108,889	565,553	99,948
Increase in note payable	—	1,121	6,759
Principal payments on debt	(109,587)	(539,711)	(88,058)
Payment of obligations under capital leases	(5,985)	(3,950)	(1,413)
Payment of deferred financing fees	(367)	(23,496)	(662)
Employee taxes paid on equity awards	(852)	(1,843)	(2,124)
Net cash (used in) provided by financing activities	(7,902)	(2,326)	14,450
Effect of exchange rate changes on cash flows	(632)	(1,400)	190
Net increase in cash	4,445	2,969	322
Cash and cash equivalents at beginning of year	12,808	9,839	9,517
Cash and cash equivalents at end of year	$17,253	$12,808	$9,839

Cash paid for interest	$49,798	$28,692	$34,129
Cash paid for income taxes	$9,700	$13,666	$10,517
Non-cash accrual for new facility	$—	$—	$1,937
Non-cash capitalized leases	$1,505	$11,008	$8,725

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
Advertising Costs
Selling expenses include advertising expenses of $0.9 million, $1.1 million and $1.2 million in 2017, 2016 and 2015, respectively. The Company expenses all advertising costs as incurred.
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

Foreign Exchange
Foreign exchange gains and losses arising out of transactions denominated in currencies other than a subsidiary’s functional currency are recorded in the Consolidated Statements of Operations. Net foreign exchange gains and losses are recorded in “Foreign exchange (loss) gain” and amounted to a (loss) gain of $(2,942), $(383) and $1,872 for the years ended December 31, 2017, 2016 and 2015, respectively. Certain intercompany loans have been determined to be permanent, and accordingly, foreign exchange gains or losses related to such loans are recorded in accumulated other comprehensive loss within equity.
Derivatives and Hedging
As required by ASC Topic 815, Derivatives and Hedging (“Topic 815”), the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. The Company has not elected hedge accounting for any of its hedging activities. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation.
The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under Topic 815. See Note 6 "Derivatives and Hedging" for further discussion on the Company’s derivatives.
Freight Costs
The Company incurred $11.2 million, $10.3 million and $10.2 million in freight costs in the years ended December 31, 2017, 2016 and 2015, respectively. These costs are includes in cost of good sold in the Consolidated Income Statements.
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
The components of inventories are as follows at:

	December 31,
	2017	2016
Raw materials	$13,881	$14,089
Work in process	27,819	25,879
Finished goods (includes consigned inventory of $7,757 in 2017 and $6,673 in 2016)	39,798	37,155
Inventory allowances	(6,773)	(6,301)
	$74,725	$70,822
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
Long-lived Assets
Property and equipment
Property and equipment are recorded at cost. Property and equipment acquired in connection with acquisitions are recorded at fair value as of the date of the acquisition, and subsequent additions are recorded at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Asset		Years
Buildings and improvements		3-50
Machinery and equipment	— Heavy	16-25
	— General	13-15
	— Light	6-12
	— Molds, tools, office and computers	2-5

Property and equipment consist of the following at:

	December 31,
	2017	2016
Land	$22,072	$21,323
Building and improvements	155,566	142,435
Machinery and equipment	659,641	610,586
Construction in progress	7,493	6,827
Assets under capital lease	20,742	19,605
Total	865,514	800,776
Less accumulated depreciation	(583,136)	(516,675)
	$282,378	$284,101
The Company recorded $31.7 million, $32.1 million and $29.0 million in depreciation expense in 2017, 2016 and 2015, respectively. Amortization related to assets under capital lease is included in depreciation expense.
Assets held for sale or sold
During the first quarter of 2016, the Company determined that the Middletown, VA. facility, with a NBV of $3.0 million met the criteria under ASC Topic 360, Property, Plant, and Equipment (“Topic 360”) to be classified as held for sale. Accordingly, the related assets were reclassified out of property, plant and equipment to other assets in the Company's Consolidated Balance Sheet. This facility had not been sold as of December 31, 2017.

During 2015, the Company determined that the Warwick, Quebec, Canada machine clothing facility, with a NBV of $0.5 million met the criteria under ASC Topic 360, Property, Plant, and Equipment (“Topic 360”) to be classified as held for sale. This facility had not been sold as of December 31, 2017.
During 2013, a rolls facility in Charlotte, NC was classified as held for sale. This property had a carrying value of $0.5 million. Accordingly, the related assets were reclassified out of property, plant and equipment to other assets in the Company's Consolidated Balance Sheet. This facility was sold during 2017.

Impairment
The Company reviews its long-lived assets that have finite lives for impairment in accordance with Topic 360. This topic requires that companies evaluate the fair value of long-lived assets based on the anticipated un-discounted future cash flows to be generated by the assets when indicators of impairment exist to determine if there is impairment to the carrying value. Any change in the carrying amount of an asset as a result of the Company’s evaluation has been recorded as a component of income from operations in the Consolidated Statements of Operations. Impairment charges associated with restructuring are discussed in Note 11 "Restructuring Expense".
Intangible assets
Intangible assets consist of patents, licenses, trademarks, and customer relationships. Patents, licenses, trademarks, and customer relationships are amortized on a straight-line basis over their useful lives, which range from seven to fifteen years.
Goodwill
The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other Intangible Assets (“Topic 350”). Topic 350 requires that goodwill and intangible assets that have indefinite lives not be amortized but, instead, must be tested at least annually for impairment or whenever events or business conditions warrant. The Company first assessed qualitative factors to determine whether it was more likely than not that the fair value of its reporting units were less than the carrying amounts as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The Company’s assessment is that the two-step goodwill impairment test was not necessary for the year ending December 31, 2017 and 2016 for either its clothing or rolls reporting units.  If the qualitative factors had indicated that it was more likely than not that the fair value of the reporting units was less than its carrying amount, the Company would have tested goodwill for impairment at the reporting unit level using a two-step approach.
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
The Company performs an annual test for goodwill impairment as of October 1 at the reporting unit level. The Company has two reporting units: machine clothing and roll covers. For the purpose of performing the annual impairment test, the Company allocates all shared assets and liabilities to the reporting units based on the percentage of each reporting unit’s revenue to total revenue. Shared operating expenses are allocated to the reporting unit to the extent necessary to allow them to operate as independent businesses. To determine if impairment exists, the fair value of each reporting unit is compared to its carrying value. The fair value of the Company’s reporting unit is determined by using a weighted combination of both a market multiple approach and an income approach. The market multiple approach utilizes the Company’s and its competitors’ proprietary information that is used to value its reporting units. The income approach is a present value technique used to measure the fair value of future cash flows produced by each reporting unit. During the fourth quarter of 2016, the Company voluntarily changed the date of its annual goodwill impairment testing from December 31, the last day of the fiscal year, to October 1.  The voluntary change in accounting principle related to the annual testing date did not delay, accelerate or avoid an impairment charge. This change was not applied retrospectively, as it would have required application of significant estimates and assumptions with the use of hindsight.  Accordingly, the change was applied prospectively. As a result of the annual tests for goodwill impairment performed as of October 1, 2017 and October 1, 2016, the Company determined that no goodwill impairment exists.
Stock-Based Compensation
The Company records stock-based compensation expense in accordance with ASC Topic 718, Compensation—Stock Compensation (“Topic 718”) which generally requires that such transactions be recognized in the statement of operations based on their fair values at the date of grant. See Note 10 "Long-term Incentive and Stock-Based Compensation" for further discussion.
Net (Loss) Income Per Common Share
Net (loss) income per common share has been computed and presented pursuant to the provisions of ASC Topic 260, Earnings per Share (“Topic 260”). Net (loss) income per share is based on the weighted-average number of shares outstanding during the period.
As of December 31, 2017, 2016 and 2015, the Company had outstanding restricted stock units (“RSUs”) (See Note 10 "Long-term Incentive and Stock-Based Compensation"). Diluted average shares outstanding were computed using (i) the average market price for time-based RSUs and (ii) the actual grant date market price for non-employee director RSUs. The calculation of diluted earnings per share excludes the Company’s performance-based RSUs that are based on Adjusted EBITDA targets whose performance criteria have not been contingently achieved and therefore the RSUs have not been issued or are not contingently issuable. For the years ended December 31, 2017, 2016, and 2015 the dilutive effect of potential future issuances of common stock underlying the Company’s RSUs was excluded from the calculation of diluted average shares outstanding because their effect would have been anti-dilutive as the Company incurred a net loss.

	2017	2016	2015
Weighted-average common shares outstanding—basic	16,282,536	15,994,467	15,640,836
Dilutive effect of stock-based compensation awards outstanding	—	—	—
Weighted-average common shares outstanding—diluted	16,282,536	15,994,467	15,640,836
Dilutive securities aggregating approximately 1.0 million, 0.9 million and 1.1 million outstanding during the years ended December 31, 2017, 2016 and 2015, respectively, were not included in the computation of diluted earnings per share because the impact would be anti-dilutive to the earnings per share calculation.

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
Warranties
The Company offers warranties on certain rolls products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The Company estimates the costs that may be incurred under its warranties and records a liability for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. The table below represents the changes in the Company’s warranty liability included in accrued expenses for 2017 and 2016:

	Balance at Beginning of Year	Charged to Cost of Products Sold	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year
For the year ended December 31, 2017	$2,203	$1,202	$75	$(1,010)	$2,470

For the year ended December 31, 2016	$2,175	$1,616	$26	$(1,614)	$2,203

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

New Accounting Standards
In February 2018, the FASB issued Accounting Standards Update No 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued and for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The Company is in the process of evaluating this accounting standard update.
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

In May 2017, the FASB issued Accounting Standards Update No 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in ASU 2017-09 are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

In March 2017, the FASB issued Accounting Standards Update No 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). ASU 2017-07 will change how employers that sponsor defined benefit pension and/or other post-retirement benefit plans present the net periodic benefit cost in the income statement. Employers will present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Employers will present the other components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. These components will not be eligible for capitalization in assets. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods therein. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The guidance provides a practical expedient for disaggregating the service cost component and other components for comparative periods. The adoption of this guidance in 2018 is not expected to have a material impact on net income, and financial position. No changes to cash flows are expected from adoption.

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

In August 2016, the FASB issued Accounting Standards Update No 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 clarifies how entities should classify certain cash receipts and cash payments in the statement of cash flows and amends certain disclosure requirements of ASC 230. The guidance will generally be applied retrospectively and is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. For all other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

In February of 2016, the FASB issued Accounting Standards Update No 2016-02 Leases ("ASU 2016-02"). ASU 2016-02 includes final guidance that requires lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to today’s accounting. The guidance also eliminates today’s real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. All entities will classify leases to determine how to recognize lease-related revenue and expense. Classification will continue to affect amounts that lessors record on the balance sheet. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. They have the option to use certain relief. Full retrospective application is prohibited. ASU 2016-02 is effective for public companies with annual periods beginning after December 15, 2018, and interim periods within those years. For all other entities, it is effective for annual periods beginning after December 15, 2019, and interim periods the following year. Early adoption is permitted for all entities. The Company has commenced a comprehensive project plan to direct the implementation of the new leases standard and an assessment of the impact to business processes.

In May of 2014, the FASB issued Accounting Standard Update No. 2014-09 Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when it satisfies the performance obligations. The Company will also be required to disclose information regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is required to be adopted in January of 2018. Retrospective application is required either to all periods presented or with the cumulative effect of initial adoption recognized in the period of adoption. The Company intends to adopt the new standard using the modified retrospective transition method effective January 1, 2018 and the adoption of this guidance is not expected to have a material impact on the Company's financial statements.

3. Goodwill and Intangible Assets

At December 31, 2017 and 2016, the Company had cumulative goodwill impairment of $265.9 million. The following table provides changes in the carrying amount of goodwill by segment for the years ended December 31, 2017 and 2016:

	Clothing	Roll Covers	Total
Balance at December 31, 2015	$40,943	$17,656	$58,599
Spencer Johnston acquisition	—	1,877	1,877
Foreign currency translations	(3,445)	(248)	(3,693)
Balance at December 31, 2016	37,498	19,285	56,783
Foreign currency translations	7,125	875	8,000
Balance at December 31, 2017	$44,623	$20,160	$64,783

The components of intangible assets are summarized as follows at:

	December 31,
	2017	2016
Patents and licenses	$32,625	$32,535
Less accumulated amortization	(31,786)	(31,421)
Net patents and licenses	839	1,114
Trademarks	19,088	19,088
Less accumulated amortization	(18,945)	(18,934)
Net trademarks	143	154
Customer relationships and other intangibles	7,455	7,446
Less accumulated amortization	(2,472)	(1,384)
Net customer relationships and other intangibles	4,983	6,062
Net amortizable intangible assets	$5,965	$7,330
Amortization expense for patents, licenses, trademarks, customer relationships and other intangibles amounted to $1.4 million, $0.8 million and $0.3 million for the years ended December 31, 2017 and 2016 and 2015, respectively. During 2016, definite-lived intangible assets of $6.6 million were recorded in the Spencer Johnston acquisition. Refer to Note 15 for further discussion.
As of December 31, 2017, the estimated amortization expense for patents, licenses, trademarks, customer relationships and other intangibles for each of the following periods total $6.0 million as follows:

2018	$1,223
2019	1,223
2020	1,223
2021	962
2022 and thereafter	1,334

The weighted average amortization period for the net amortizable intangible assets is 5.1 years.

4. Notes Payable

At December 31, 2017 and 2016, the balance of the Austrian working capital loan is $8.4 million and $7.3 million, respectively. At December 31, 2017, this loan bears interest at a variable rate of 1.45% and has a maturity date of August 31, 2018, with a one-year roll-over option.

5. Long-Term Debt
At December 31, 2017 and 2016, long-term debt consisted of the following:

	December 31, 2017	December 31, 2016
9.5% Senior Notes due August 2021	$480,000	$480,000
Capital leases	20,749	24,314
Notes payable, working capital loan, variable interest rate at 1.45%. Matures August 31, 2018, with one-year rollover option.	8,398	7,328
Fixed asset loan contract, variable interest rate of 5.23%. Matures June of 2020.	6,761	7,511
Other debt	6,062	5,370
Total debt (excluding deferred finance costs and debt discount)	521,970	524,523
Less deferred financing costs and debt discount	(13,102)	(16,436)
Less current maturities of long term debt and notes payable	(19,012)	(15,928)
Total long term debt including capital leases	$489,856	$492,159

Balance sheet classification of total long-term debt including capital leases
Long-term debt, net of current maturities and deferred financing costs	473,904	472,923
Liabilities under capital lease, non-current	15,952	19,236
Total long term debt including capital leases	$489,856	$492,159

During 2017, 2016 and 2015, the Company recorded $52.8 million, $46.2 million and $38.4 million in interest expense, respectively.
As of December 31, 2017, the carrying value of the Company’s debt (excluding deferred financing costs and debt discount) was $508.9 million and its fair value was approximately $530.4 million. The Company determined the fair value of its debt utilizing significant other observable inputs (Level 2 of the fair value hierarchy) based on the quoted market prices for the same issues or on the current rates offered for debt of similar remaining maturities and estimates.
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
ABL Revolving Credit Facility
On November 3, 2015, the Company refinanced its prior revolving credit facility by entering into a new Revolving Credit and Guaranty Agreement (the “ABL Facility”) with one of its existing lenders. The amount of the ABL Facility provides an aggregate facility limit of $55.0 million, subject to a borrowing base collateralized by eligible accounts receivable, inventory and equipment of Xerium Technologies, Inc., as a US borrower, Xerium Canada Inc., as Canadian borrower, and Huyck.Wagner Germany GmbH, Robec Walzen GmbH, and Stowe Woodward AG, as the European borrowers. The ABL Facility matures in November of 2020 and accrues interest at either an Alternative Base rate (Prime plus 75 bps) or Fixed LIBOR (LIBOR +175 bps). As of December 31, 2017 these rates were 5.25% and 3.37%, respectively.
As of December 31, 2017, an aggregate of $34.1 million is available for additional borrowings under the $55.0 million Revolving Credit and Guaranty Agreement ("ABL Facility"). This availability represents $36.9 million under the ABL revolver that is currently collateralized by certain assets of the Company, less $2.8 million of that facility committed for letters of credit or current borrowings. In addition, the Company had approximately $5.8 million available for borrowings under other small lines of credit.

The Indenture and the ABL Facility contain certain customary covenants that, subject to exceptions, restrict the Company's ability to, among other things:

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
Fixed Assets Loan Contract
On July 17, 2015 (the "Closing Date"), Xerium China, Co., Ltd. ("Xerium China"), a wholly-owned subsidiary of the Company entered into and closed a Fixed Assets Loan Contract (the "Loan Agreement") with the Industrial and Commercial Bank of China Limited, Shanghai-Jingan Branch (the “Bank”) with respect to a RMB 58.5 million loan, which was approximately $9.4 million USD on July 17, 2015. The loan is secured by pledged machinery and equipment of Xerium China and guaranteed by Xerium Asia Pacific (Shanghai) Limited and Stowe Woodward (Changzhou) Roll Technologies Co. Ltd., which are wholly-owned subsidiaries of the Company, pursuant to guarantee agreements (the "Guarantee Agreements"). Interest on the outstanding principal balance of the loan accrues at a benchmark rate plus a margin. The current interest rate at December 31, 2017 is approximately 5.2%. The interest rate will be adjusted every 12 months during the term of the loan, based on the benchmark interest rate adjustment. Interest under the loan is payable quarterly in arrears. Principal on the loan is to be repaid in part every six months following the Closing Date, in accordance with a predetermined schedule set forth in the Loan Agreement. Proceeds of the loan were used by Xerium China to purchase production equipment. The Loan Agreement contains certain customary representations and warranties and provisions relating to events of default.
The Company is in compliance with all covenants under the Notes, the ABL Facility, and the Loan Agreement at December 31, 2017.

Capitalized Lease Liabilities

As of December 31, 2017, the Company had capitalized lease liabilities totaling $20.7 million. These amounts represent the lease on the corporate headquarters and the Kunshan, China facility, as well as other leases for machinery and equipment, software and vehicles that expire at various dates through 2027.

In addition, in April of 2016, the Company entered into sales - lease back arrangements totaling $6.0 million for various machinery and equipment in North America. The proceeds were used to partially fund the Spencer Johnston acquisition, which closed in May of 2016.

Estimated Minimum Annual Payments

Estimated minimum annual repayments of long-term debt and capital leases based upon current exchange rates for the next five years are:

	Long-Term Debt	Capital Leases
2018	$14,209	$4,803
2019	3,705	3,991
2020	3,047	1,694
2021	480,092	901
2022	97	583
Thereafter	71	8,777
Total payments	$501,221	$20,749

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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives when using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company may use interest rate caps and interest rate swaps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges protect the Company from increases in interest rates above the strike rate of the interest rate cap. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company settled all hedges of interest rate risk contracts in 2016.
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
As of December 31, 2017 and 2016, the Company had outstanding derivatives that were not designated as hedges in qualifying hedging relationships. The value of these contracts is recognized at fair value based on market exchange forward rates and is recorded in other assets or other liabilities on the Consolidated Balance Sheets. The following represents the fair value of these derivatives at December 31, 2017 and 2016 and the change in fair value included in foreign exchange loss in the years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Fair value of derivative liability	$(591)	$(1,461)
	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016
Change in fair value of derivative included in foreign exchange loss	$(1,357)	$(2,761)
The following represents the notional amounts sold and purchased for the year ended December 31, 2017:

Foreign Currency Derivative	Notional Sold	Notional Purchased
Non-designated hedges of foreign exchange risk	$20,164	$(25,590)
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
To comply with Topic 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counter-party’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counter-parties. However, as of December 31, 2017 and 2016, respectively, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy. The Company does not have any derivatives valued using significant unobservable inputs (Level 3) as of December 31, 2017 or 2016. The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016, aggregated by the level in the fair value hierarchy within which those measurements fall.
As of December 31, 2017

Liabilities	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observables Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives	$(591)	$—	$(591)	$—
Total	$(591)	$—	$(591)	$—

  As of December 31, 2016

Liabilities	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observables Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives	$(1,461)	$—	$(1,461)	$—
Total	$(1,461)	$—	$(1,461)	$—

7. Income Taxes
The components of domestic and foreign (loss) income before the provision for income taxes are as follows:

	Year ended December 31,
	2017	2016	2015
U.S.	$(15,427)	$(43,041)	$(38,240)
Foreign	14,420	30,705	47,325
Total	$(1,007)	$(12,336)	$9,085
The components of the income tax provision (benefit) are as follows:

	Year ended December 31,
	2017	2016	2015
Current:
U.S.	$1,002	$929	$1,196
Foreign	4,121	8,134	15,054
Total current	5,123	9,063	16,250
Deferred:
U.S.	1,640	(1,707)	(195)
Foreign	6,876	1,926	(2,590)
Total deferred	8,516	219	(2,785)
Total provision	$13,639	$9,282	$13,465

For the years ended December 31, 2017 and 2016, the provision for income taxes was $13.6 million and $9.3 million respectively. The Company's effective income tax rate is primarily impacted by income the Company earns in tax-paying jurisdictions relative to income it earns in non-tax-paying jurisdictions. The majority of income recognized for purposes of computing the Company's effective tax rate is earned in countries where the statutory income tax rates range from 15.0% to 35.0%. The Company generates losses in certain jurisdictions for which it receives no tax benefit as the deferred tax assets in these jurisdictions (including the net operating losses) are fully reserved by a valuation allowance. For this reason, the Company recognizes minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States, Germany and Australia. Due to these reserves, the geographic mix of its pre-tax earnings has a direct correlation with how high or low its annual effective tax rate is relative to consolidated earnings.

On December 22, 2017, significant tax legislation was signed into U.S. law under the Tax Cuts & Jobs Act (“the Tax Act”). Key features of the Tax Act include a reduction of the corporate income tax rate from 35% to 21%; limitations on the deductibility of future interest expense; and the transition of the U.S. system for international taxation from a worldwide tax regime to a modified-territorial tax regime, including the imposition of a tax on unrepatriated earnings of foreign subsidiaries (the “transition tax”). In response, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which allows issuers to recognize provisional estimates of the impact of the Tax Act in their financial statements, or in circumstances where estimates cannot be made, to not report any impact and to disclose and recognize at a later date.

As of December 31, 2017, the Company has not completed its accounting related to the enactment of the Tax Act, as follows:

1. Remeasurement of U.S. deferred tax assets - The Company has recorded a provisional estimate of $31.8 million discrete deferred tax expense related to the remeasurement of the U.S. deferred tax assets as a result of the reduction in the corporate income tax rate. A corresponding tax benefit was recorded related to the reduction in valuation allowance.

2. Transition tax - The Company has recorded a provisional estimate related to accounting for the transition tax and its impact on tax accounting for unrepatriated foreign earnings and other foreign income inclusions. The provisional estimate results in $0 current or deferred tax impact primarily as a result of the historic tax loss carry-forwards and the corresponding valuation allowance against related deferred tax assets. In order to complete the accounting, the Company will continue to analyze foreign earnings calculations as well as to await clarification of certain provisions of the Tax Act.

3. Deferred tax accounting on outside basis differences of controlled foreign corporations - The Company has recorded a provisional estimate related to the deferred tax accounting for basis differences associated with foreign subsidiaries. Historically, the Company has accrued U.S. deferred taxes in connection with certain foreign earnings which were not considered to be permanently reinvested as these earnings were expected to be distributed to the U.S. However, the transition tax has resulted in immediate U.S. taxation of previously untaxed foreign earnings. As a result, the Company has reversed the U.S. deferred taxes previously recognized on those foreign earnings that were not considered to be permanently reinvested. Additionally, future repatriation of foreign earnings (even those previously considered to be permanently reinvested) would not be expected to give rise to U.S. tax under the Tax Act’s territorial regime. Therefore, a provisional estimate has been recorded for deferred taxes on unrepatriated foreign earnings assuming none of the earnings are permanently reinvested. No additional U.S. income taxes have been provided in connection with any remaining untaxed foreign earnings or any additional outside basis difference with respect to investments in foreign subsidiaries as the Company assesses whether any investments should be considered as indefinitely reinvested in foreign operations.

4. Global Intangible Low-Taxed Income (“GILTI”) - The deferred tax accounting is incomplete for basis differences associated with foreign subsidiaries as it relates to GILTI, a new provision under the Tax Act. No provisional estimate has been provided. Relevant to the current financial statements, the election of an accounting policy with respect to deferred tax accounting for GILTI will depend, in part, on analyzing foreign income to estimate future GILTI inclusions, as well as clarification of certain provisions of the Tax Act. Until such analyses and clarifications are made, the Company has not made a policy decision regarding tax accounting for the GILTI provision.

5. State and Local Income Taxes - The Company has recorded a provisional estimate related to the tax accounting for state and local income taxes upon enactment of the Tax Act. The Company continues to gather and analyze information available related to the impact of the Tax Act on state and local taxes and awaits clarification from the municipalities in order to complete the accounting.

To the extent a provisional estimate was made, the Company utilized previously issued guidance for the Tax Act in order to reach an estimate. However, these estimates are not capable of finalization given the lack of statutory and regulatory guidance in many areas, as well as the complexity in acquiring the data required to calculate the impact on the tax accounts. The Company will revise and conclude the accounting as and when additional information is obtained, which in many cases is contingent on the timing of issuance of guidance. For these reasons, the ultimate impact may differ from these provisional amounts due to, among other things, additional information, changes in interpretations and assumptions management has made, and changes based on additional statutory and regulatory guidance that may be issued. Acknowledging this uncertainty, accounting for the impacts of the Tax Act will be completed within the next twelve months.

The provision for income taxes differs from the amount computed by applying the U.S. statutory tax rate of 35% to income before income taxes, due to the following:

	Year ended December 31,
	2017	2016	2015
Book income at U.S. 35% statutory rate	$(352)	$(4,318)	$3,180
State income and other taxes due, net of federal benefit	1,362	1,168	1,556
Foreign tax rate differential	(2,716)	(2,305)	(1,927)
Dividends and other foreign (loss) income	(18,756)	11,233	11,079
Change in valuation allowance	(944)	4,922	(544)
Tax rate changes	32,730	290	(103)
Tax credits and refunds	(613)	(91)	(372)
Change in unrecognized tax benefits	1,627	2,097	(372)
Provision to return adjustments	(74)	(1,001)	(68)
Non-deductible expenses	1,350	2,246	1,246
Other, net	(1,395)	(2,913)	(455)
Other foreign permanent items	1,420	(2,046)	(314)
Settlement of tax assessments	—	—	559
Total	$13,639	$9,282	$13,465

The effective tax rate on continuing operations for the year ended December 31, 2017 varied from the statutory rate of 35% primarily due to the tax effect of intra-period tax allocations, tax rate changes, dividends and other foreign income, and changes in valuation allowances. Included in the effective tax rate is a benefit of $0.5 million from the impact on intra-period tax allocations, included in the Other, net line in the table above. Intra-period tax allocation rules require that all items, including other comprehensive income and discontinued operations, be considered for purposes of determining the amount of tax benefit that results from a loss in continuing operations. As a result, an income tax benefit was recorded in continuing operations for the year ended December 31, 2017, with offsets of income tax expense in other comprehensive income. The amount for tax rate changes of $32.7 million is primarily related to the remeasurement of U.S. deferred taxes under the Tax Act. The amount for dividends and other foreign income of $(18.8) million was primarily related to a change in deferred taxes on foreign unremitted earnings resulting from the Tax Act. The change in the valuation allowance primarily relates to a decrease in the U.S. valuation allowance partially offset by establishing a valuation allowance against certain German deferred tax assets.

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
For the years ended December 31, 2017 and 2016, tax expense included a benefit of approximately $54 and $32 for a Chinese tax holiday that expired in the year ending December 31, 2017.
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

The tax effect of temporary differences which give rise to deferred income tax assets and liabilities are as follows:

	Year Ended December 31,
	2017	2016
Deferred tax assets arising from:
Loss carryforwards	$94,881	$117,485
Intangible assets, net	204	161
Pension and other benefit accruals	10,678	14,604
Tax credits	1,838	1,488
Investments	2,506	2,082
Interest and finance fees	1,261	972
Other allowances and accruals, net	10,948	10,676
Total	122,316	147,468
Deferred tax liabilities arising from:
Property and equipment, net	18,689	21,096
Intangible assets, net	2,377	2,074
Foreign income inclusions	1,590	21,243
Other allowances and accruals, net	250	1,616
Total	22,906	46,029
Valuation allowance	102,204	97,859
Net deferred tax (asset) liability	$2,794	$(3,580)
Deferred taxes are recorded as follows in the consolidated balance sheets:

	December 31,
	2017	2016
Non-current deferred tax asset, net	$10,103	$10,737
Non-current deferred tax liability, net	12,897	7,157
Net deferred tax (asset) liability	$2,794	$(3,580)
As of December 31, 2017, the Company has pre-tax net operating loss carry-forwards for U.S. federal income tax purposes of approximately $234.9 million that expire on various dates from 2025 through 2037 and federal tax credits of approximately $166 that either expire on various dates or can be carried forward indefinitely. As of December 31, 2017, the Company has pre-tax net operating loss carry-forwards for U.S. state income tax purposes of approximately $257.7 million that expire on various dates from 2018 through 2037. As of December 31, 2017, the U.S. federal and U.S. state net operating loss carry-forwards and federal tax credits are fully reserved in our valuation allowance. The Company has foreign federal net operating loss carry-forwards of approximately $126.7 million and capital loss carry forwards of $7.7 million, the majority of which can be carried forward indefinitely, and federal and provincial tax credits of approximately $1.7 million that begin to expire primarily in 2024 or are carried forward indefinitely. As of December 31, 2017, $103.8 million, $7.7 million and $0.2 million, of foreign federal net operating loss carry-forwards, capital loss carry-forwards and federal and provincial tax credits, respectively, are reserved in our valuation allowance. Historic and future ownership changes could potentially reduce the amount of net operating loss carry-forwards available for use.
As of December 31, 2017, the Company had a valuation allowance in place for certain of its deferred tax assets due to the Company’s accumulated loss position and its uncertainty around the future profitability in certain of its tax jurisdictions. The valuation allowance primarily relates to deferred tax assets for available net operating loss carry forwards in the United States, the U.K., Germany, Sweden, France, Australia, China, Turkey and Spain. While the Company believes it has adequately provided for its income tax assets and liabilities in accordance with Topic 740, it recognizes that adverse determinations by taxing authorities, or changes in tax laws and regulations could have a material adverse effect on its consolidated financial position, results of operations or cash flows.
During the year ended December 31, 2017, the Company reassessed its valuation allowance requirements related to its German operations, evaluating all available evidence in its analysis, both positive and negative, including historical and projected income and losses before the provision for income taxes, as well as reversals of temporary differences.  The Company also considered tax planning strategies.  During the year ended December 31, 2017, the Company recorded $4.2 million of tax expense related to establishing a valuation allowance against certain of its German deferred tax assets.  The Company believes that it is more likely than not for the deferred tax assets to remain unrealized based on estimates of future taxable income generated by future earnings of its German businesses.

In light of the enactment of the Tax Act, the Company evaluated the recoverability of the U.S. deferred tax assets. It remains more likely than not that the deferred tax assets in connection with our U.S. operations will not be realized. Although projections of future U.S. taxable income indicate realization of the primary U.S. deferred tax asset (the tax loss carry-forwards) as a result of limitations on the deductibility of future interest expense, such limitations will have a corresponding increase to deferred tax assets. As the Company continues to reorganize and restructure its operations, it is possible that deferred tax assets, for which no income tax benefit has previously been provided, may more likely than not become realized. The Company continues to evaluate future operations and will record an income tax benefit in the period where it believes it is more likely than not that the deferred tax asset will be able to be realized.
Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $138.5 million at December 31, 2017. Prior to enactment of the Tax Act, earnings generated prior to 2013 were considered to be indefinitely reinvested for continued use in foreign operations except for a portion of the earnings generated by our Brazil and China operations. All earnings generated in all foreign subsidiaries after 2012 were not considered to be permanently reinvested, because of the Company's desire to manage global cash and liquidity related to ongoing financial obligations, capital expenditures, restructuring payments and other changes in business conditions going forward. However, the transition tax has resulted in immediate U.S. taxation of our previously untaxed foreign earnings. As a result, the Company has reversed the U.S. deferred taxes previously recognized on those foreign earnings that were not considered to be permanently reinvested. Additionally, future repatriation of foreign earnings (even those previously considered to be permanently reinvested) would not be expected to give rise to U.S. tax under the Tax Act’s territorial regime. Therefore, the Company has recorded a provisional estimate for deferred taxes on unrepatriated foreign earnings assuming none of the earnings are permanently reinvested. Foreign withholding taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the United States and be taxable.
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
As of December 31, 2017, the Company had a gross unrecognized tax benefit of $10.0 million, exclusive of interest and penalties. The unrecognized tax benefit increased by approximately $0.7 million and $1.8 million during the years ended December 31, 2017 and 2016, respectively. The unrecognized tax benefit increased primarily as a result of current year positions related to transfer pricing policies and currency effects.
A reconciliation of the balances of the unrecognized tax benefits is as follows, excluding interest and penalties:

	Year Ended December 31,
	2017	2016	2015
Balance as of January 1	$9,285	$7,527	$7,502
Gross increases (decreases)-tax positions in prior period-other	(1,942)	849	(104)
Gross decreases-related to lapse in statute of limitations	(172)	(115)	(209)
Gross increases-tax positions in current period	2,342	1,046	688
Currency effects	499	(22)	(350)
Balance at December 31	$10,012	$9,285	$7,527

The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense, and accordingly, the Company recorded a $0.2 million expense, including currency effects, and a $0.9 million expense, including currency effects, for interest and penalties during the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, the Company had accrued interest and penalties related to uncertain tax positions of approximately $2.3 million and $1.7 million, respectively. If the Company were to prevail on all unrecognized tax benefits recorded, approximately $7.9 million would benefit the effective tax rate. During the next twelve months, management estimates a range between $0 and $10 of the Company's gross unrecognized tax benefit will reverse due to expected settlements and statute of limitations expiring which relate to various items and will benefit the effective tax rate. The Company regularly evaluates, assesses and adjusts the related liabilities in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period.
The tax years 2005 through 2017 remain open to examination in the Company's U.S. Federal jurisdiction, and the tax years 2001 through 2017 remain open to examination in the Company's U.S. state jurisdictions. The tax years 2003 through 2017 remain open to examination in the major foreign tax jurisdictions to which the Company and its subsidiaries are subject. There are currently no U.S. Federal audits or examinations underway. The Company has ongoing audits or tax litigation in Italy. During 2017, tax audits related to the German Rolls business were closed, with no significant changes.
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
The Company does not fund certain plans, as funding is not required. Approximately $47.1 million of the total underfunded status of $67.1 million and $43.1 million of the total underfunded status of $64.8 million relate to these unfunded pension plans as of December 31, 2017 and 2016, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. In addition, the Company also intends to fund its U.K. and Canadian defined benefit plans in accordance with local regulations. Additional discretionary contributions are made when deemed appropriate to meet the long-term obligations of the plans.
In accordance with the provisions of Topic 715, the measurement date for defined benefit plans is December 31.
Benefit Obligations and Plan Assets
A summary of the changes in benefit obligations and plan assets as of December 31, 2017 and 2016 is presented below.

	Defined Benefit Plans
	2017	2016
Change in benefit obligation
Benefit obligation at beginning of year	$153,256	$149,108
Service cost	1,523	1,668
Interest cost	4,595	5,133
Plan participants’ contributions	15	22
Actuarial loss	7,243	15,583
Currency translation impact	10,148	(7,796)
Administrative expenses paid	(237)	(191)
Settlement/curtailment	(6,531)	(2,700)
Benefits paid	(7,652)	(7,571)
Benefit obligation at end of year	162,360	153,256
Change in plan assets
Fair value of plan assets at beginning of year	88,468	86,313
Actual return on plan assets	9,387	9,789
Employer contributions	6,809	5,460
Plan participants’ contributions	15	22
Settlement	(6,531)	—
Administrative expenses paid	(237)	(191)
Currency translation impact	5,040	(5,354)
Benefits paid	(7,652)	(7,571)
Fair value of plan assets at end of year	95,299	88,468
Funded status	$(67,061)	$(64,788)

Balance sheet classification of funded status
Other assets - non-current	$1,390	$—
Accrued expenses	$(3,124)	$(3,080)
Pension, other post-retirement and post-employment obligations	$(65,327)	$(61,708)
Funded status	$(67,061)	$(64,788)

The total accumulated benefit obligation was $158.8 million and $150.0 million as of the years ended December 31, 2017 and 2016, respectively.
All of the Company’s pension plans that comprise the pension obligation amounts above, with the exception of Canada in 2017, have a projected benefit obligation equal to or in excess of plan assets. Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	December 31,
	2017	2016
Projected benefit obligation	$141,452	$153,256
Accumulated benefit obligation	$137,918	$150,005
Fair value of plan assets	$73,001	$88,468

Components of Net Periodic Benefit Cost

	Defined Benefit Plan
	2017	2016	2015
Service cost	$1,523	$1,668	$3,256
Interest cost	4,595	5,133	5,656
Expected return on plan assets	(5,412)	(5,383)	(6,221)
Settlement losses	921	—	1,108
Amortization of net loss	2,133	1,949	2,139
Net periodic benefit cost	$3,760	$3,367	$5,938
The total unrecognized net loss recorded in Other Comprehensive Loss at December 31, 2017 is $46.3 million, gross of tax. For defined benefit plans, the estimated net loss to be amortized from accumulated other comprehensive loss during 2018 is expected to be $2.3 million.

Additional Information	Defined Benefit Plans
	2017	2016
Change in funded status included in accumulated other comprehensive loss, net of tax	$2,664	$3,687
Assumptions
Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	Defined Benefit Plans
	2017	2016
Discount rate	2.75%	3.10%
Rate of compensation increase	3.48%	3.47%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:

	Defined Benefit Plans
	2017	2016
Discount rate	3.10%	3.67%
Expected long-term return on plan assets	6.23%	6.42%
Rate of compensation increase	3.47%	3.50%
The expected long-term return on plan assets is calculated based on a building-block approach, whereby the components are weighted based on the long-term allocation of pension plan assets.
Plan Assets
The percentage of fair value of total plan assets for funded plans are invested as follows:

	Plan Assets at December 31,
Asset Category	2017	2016
Marketable equities	56%	56%
Fixed income securities	44%	44%
Total	100%	100%

The Company’s plan assets are invested in the U.S., the U.K. and Canada. Plan asset investments are accounted for at cost on the trade date and are reported at fair value, using the net asset value per share practical expedient. Canadian plan assets totaling $22.3 million, U.K. plan assets totaling $37.0 million and U.S. plan assets totaling $36.0 million are classified as Level 2 within the fair value hierarchy. Level 2 valuations are based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.
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
Details relating to the Company’s plan assets are as follows:
U.S. Plan Assets: The Company’s U.S. plan assets are 51% invested in marketable equity securities and 49% invested in fixed income securities managed by the fund manager. This allocation is in accordance with the strategic allocation adopted by the Company’s pension committee comprising of approximately 50% equity investment and 50% bond investment.
U.K. Plan Assets: The Company’s U.K. plan assets are 52% invested in marketable equity securities and 48% invested in fixed income securities managed by the fund manager. The trustees of the U.K. pension plan have adopted a strategic allocation comprising of 50% equity investment and 50% bond investment.
Canadian Plan Assets: The Company’s Canadian plan assets are 71% invested in marketable equity securities and 29% invested in fixed income securities managed by the fund manager. The Company’s pension committee has adopted a strategic allocation comprising of approximately 65% equity investment and 35% bond investment.
Contributions and Benefit Payments
The Company expects to make contributions to its funded defined benefit plans and benefit payments to its unfunded defined benefit plans totaling approximately $6.8 million in 2018.
Estimated Future Benefit Payments
The following benefit payments related to both the Company's funded and unfunded defined benefit plans, which reflect expected future service, as appropriate, are expected to be paid:

Defined Benefit Plans
2018	$7,049
2019	6,846
2020	7,088
2021	8,058
2022	7,729
Years 2023 and thereafter	39,610
The Company sponsors various unfunded defined contribution plans that provide for retirement benefits to employees, some in accordance with local government requirements. The Company also maintains a funded retirement savings plan for U.S. employees which is qualified under Section 401(k) of the U.S. Internal Revenue Code. The plan allows eligible employees to contribute up to 99% of their compensation (subject to certain Internal Revenue Service limitations), with the Company matching up to 4% of employee compensation. The following represents the approximate matching contribution expense for the years ended December 31, 2017, 2016 and 2015:

	Year ended December 31,
	2017	2016	2015
Matching contribution expense	$1,834	$1,590	$1,333

9. Commitments and Contingencies
Operating Leases
The Company leases office buildings, vehicles and computer equipment for its worldwide operations. Minimum rent is expensed on a straight-line basis over the term of the leases. Operating lease rental expense was $2.3 million, $2.4 million, and $3.2 million during the years ended December 31, 2017, 2016 and 2015, respectively. These leases expire at various dates through 2023. At December 31, 2017, future minimum rental payments due under non-cancelable operating leases were as follows:

2018	$1,748
2019	1,541
2020	1,144
2021	888
2022	554
Thereafter	38

Total minimum operating lease payments	$5,913

Collective Bargaining and Union Agreements
Approximately 69% of the Company’s employees either are subject to various collective bargaining agreements or are members of trade unions, employee associations or workers councils predominantly outside of the United States. Approximately 1.0% of those employees subject to collective bargaining agreements, or 0.7% of the Company’s total employees, are covered by agreements that are set to expire during 2018.
Legal Proceedings
The Company and its subsidiaries are involved in various legal matters, which have arisen in the ordinary course of business as a result of various labor claims, taxing authority reviews and other legal matters. As of December 31, 2017, the Company had accrued an immaterial amount in its financial statements for these matters for which (1) management believed the possibility of loss was either probable or possible and (2) was able to estimate the damages. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of our strategies related to these proceedings.
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

10. Long-term Incentive and Stock-Based Compensation
The Company records stock-based compensation expense in accordance with ASC Topic 718, Accounting for Stock Compensation ("Topic 718") and has used the straight-line attribution method to recognize expense for time-based restricted stock units ("RSUs") and deferred stock units ("DSUs") and recognizes expense for the performance and market-based restricted stock units based on management's estimate of performance against the targets in each plan. The Company recorded stock-based compensation expense during the years ended December 31, 2017, 2016 and 2015 as follows:

	For the Years Ended December 31,
	2017	2016	2015
RSU and DSU Awards (1)	$2,518	$2,240	$2,740
Other Awards (2)	—	372	558
Total	$2,518	$2,612	$3,298

(1)
Related to RSUs, Options and DSUs awarded to certain employees and non-employee directors. The year ended December 31, 2017 includes approximately $1.2 million of expense related to the accelerated vesting on RSU's upon CEO transition. Upon transition 146,134 shares were issued to the former CEO.

(2)	This amount relates to options awarded on August 15, 2012 to the former CEO.

Long-Term Incentive Program - 2017 LTIP

On May 30, 2017, the Board of Directors approved the 2017 - 2019 Long-Term Incentive Plan (the "2017 LTIP") which provides for the grant of incentive award opportunities (each, an "Award") payable, if earned, in cash. Because any Award under the 2017 LTIP will be paid in cash, and not equity, the Awards granted under the 2017 LTIP are not made pursuant to the Xerium Technologies, Inc. 2010 Equity Incentive Plan (the "EIP"). As of December 31, 2017, the total fair market value of these awards was $1.1 million of which $0.2 million was recorded in general and administrative expense in the Consolidated Statement of Operations for the year ended December 31, 2017. Awards will consist of Phantom Stock Units. Each Phantom Stock Unit represents the right to receive a cash amount equal to the Average Value of one share of common stock of the Company as described below:

•
125,535 Time-based awards, or 50% of the total target award for each participant, have been granted in the form of time-based units. The time-based units vest on the third anniversary of the date of grant.

•
125,535 Performance-based awards, or 50% of the total target award for each participant, have been granted in the form of performance-based units. Of these units, one half will vest based on the financial performance of the Company as measured by Adjusted EBITDA, and one half will vest based on the Return on Net Assets (as defined in the 2017 LTIP) of the Company.

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

Long-Term Incentive Program—2016 LTIP, 2015 LTIP and 2014 LTIP

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

Long-Term Incentive Program—2014 LTIP

Awards under the 2014 LTIP vested on May 8, 2017, and were converted to 13,829 shares of common stock, net of withholdings. This excludes shares that vested upon the termination of the prior CEO during 2017.

Long-Term Incentive Program—2013 LTIP

Awards under the 2013 LTIP vested on March 15, 2016, and were converted to 207,385 shares of common stock, net of withholdings.
Directors’ Deferred Stock Unit Plan
Under the 2011 non-management directors stock plan ("2011 DSU Plan”), as amended in January of 2015, each director receives an annual retainer of $132, to be paid on a quarterly basis in arrears. Approximately 54% of the annual retainer is payable in DSUs, with the remaining 46% payable in cash or a mix of both cash and DSUs at the election of each director. The non-management directors were awarded an aggregate of 98,809 DSUs under the 2011 DSU Plan for service during the year ended December 31, 2017. In addition, in accordance with the 2011 DSU Plan, as amended in January of 2015, 70,987 DSUs were settled in common stock during the year ended December 31, 2017.
CEO Restricted Stock Unit Award

On June 2, 2017, the Company filed a Registration Statement on Form S-8 for the purpose of registering 600,000 shares of its common stock reserved for issuance in accordance with an Inducement Restricted Stock Unit Award Agreement between the Company and Mark Staton in connection with his appointment as the Company's President and Chief Executive Officer on April 28, 2017. The Inducement Restricted Stock Unit Award Agreement provides Mr. Staton with the opportunity to earn up to

600,000 shares of the Company’s common stock if its stock price attains certain levels within certain time periods, subject to his continued employment with the Company and other qualifying terms. No compensation expense related to this agreement has been recorded during the year ended December 31, 2017.
Other Stock Compensation Plans
On August 15, 2012, the Company granted the Company's former CEO an award of 204,208 restricted stock units and options to acquire 781,701 shares of the Company's common stock, par value $0.001 per share. Both the restricted stock units and the options vested over a three year period, with the first, second, and third tranches having vested on August 15, 2014, 2015, and 2016, respectively. The options have a 10-year term and exercise price of $4.00 per share, the August 15, 2012 closing price of the Company's common stock on the New York Stock Exchange. On August 15, 2016, one third of the restricted stock units and options vested. The former CEO received 35,539 shares of common stock, net of withholdings as a result of the restricted stock unit vesting and additionally exercised his vested options, and received 68,106 shares of common stock, in a cashless exercise, net of withholdings. This compensation plan has been completed, and the former CEO exercised all of his options to purchase stock.
A summary of RSUs outstanding as of December 31, 2017 and their vesting dates is as follows.

Plan Description	Remaining Vesting Dates	Number of RSUs
DSU's	Vested immediately upon grant, on a quarterly basis	92,418
Executive time-based RSUs granted during 2015	March 2, 2018	17,534
Executive market and performance based RSUs granted during 2015	March 2, 2018	32,560
Executive time-based RSUs granted during 2016	May 5, 2019 and August 2, 2019	76,026
Executive market and performance based RSUs granted during 2016	May 5, 2019 and August 2, 2019	141,192
CEO RSU Award	October 28, 2020	600,000
		959,730

RSU activity during years ended December 31, 2017, 2016 and 2015, are presented below.

	Number of RSUs	Price Range of Grant- Date Fair Value Per RSU	Weighted Average Grant-Date Fair Value Price Per RSU
Outstanding, December 31, 2014	738,724	$4.04 – $21.69	$8.61
Granted	181,831	$9.71 – $15.97	$14.93
Forfeited	(282)	$8.25	$8.25
Issued or withheld for tax withholding purposes	(104,917)	$4.04 – $9.71	$5.35
Outstanding, December 31, 2015	815,356	$4.04 – $21.69	$10.93
Granted	619,669	$5.02 – $7.95	$5.24
Forfeited	(40,468)	$5.02 – $15.97	$7.94
Issued or withheld for tax withholding purposes	(520,820)	$2.90 – $15.97	$8.62
Outstanding, December 31, 2016	873,737	$2.90 – $24.05	$8.40
Granted	698,809	$4.26 – $7.19	$6.76
Forfeited	(253,846)	$5.02 – $15.97	$6.78
Issued or withheld for tax withholding purposes	(358,970)	$4.26 – $15.97	$9.56
Outstanding, December 31, 2017	959,730	$2.90 – $24.05	$7.20
Exercisable, December 31, 2017 (1)	92,418	$2.90 – $24.05	$8.34

(1)
The Company had 92,418 non-employee director DSUs that have vested, but have not yet been converted to common stock. These DSUs have a weighted average grant-date fair value price per share of $8.34 and a total grant-date fair value of $0.8 million. As the non-employee director can elect to defer the receipt of these DSUs until six months following their retirement from the Board of Directors, there is no definite weighted average life of these DSUs.

Assumptions
In accordance with Topic 718, the Company uses the following assumptions in determining compensation expense:
Grant-Date Fair Value
The Company calculates the grant-date fair value of time-based RSUs, performance-based RSUs and non-employee directors’ DSUs based on the closing price of the Company’s common stock on the date of grant.
Forfeitures
As the time-based and performance-based RSUs require continued employment or service up to the time of vesting, the amount of stock-based compensation recognized during a period can include an estimate of forfeitures. Under ASU 2016-09 Improvements to Employee Share-Based Payment Accounting, entities will have to elect whether to account for forfeitures of share-based payments by (1) recognizing forfeitures of awards as they occur (e.g., when an award does not vest because the employee leaves the company) or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is no longer probable that the employee will fulfill the service condition, as is currently required. For awards with performance conditions, an entity will continue to follow ASC 718 and assess the probability that a performance condition will be achieved at each reporting period to determine whether and when to recognize compensation cost, regardless of its policy election for forfeitures.
No estimate of forfeitures has been made for RSUs and DSU’s awarded to non-employee directors because they vest immediately upon grant. Forfeitures are to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is related to employee attrition and based on a historical analysis of its employee turnover. This analysis is re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will be only for those shares that meet the requirements of continued employment up to the time of vesting. As of December 31, 2017, the forfeiture rates for the 2015, 2016 and 2017 plans are estimated at 0%.

As of December 31, 2017, there was approximately $1.0 million of total unrecognized compensation expense related to un-vested share-based awards which is expected to be recognized over a weighted average period of 2.10 years.
Dividends
The Company’s Indenture to the Notes and ABL Facility generally prohibit the payment of dividends. No such payments were made during the years ended December 31, 2017 and 2016.

11. Restructuring Expense
Restructuring expense included in the Company’s statements of operations are the result of its long-term strategy to reduce production costs and improve long-term competitiveness. Restructuring and impairments expense consists principally of severance costs related to reductions in work force and of facility costs and impairments of assets principally related to closing facilities and/or the relocation of production to another facility. Impairment amounts for assets held for sale reflect estimated selling prices less costs to sell and are considered to be a Level 2 within the fair value hierarchy. Facility costs are principally comprised of costs to relocate assets to the Company’s other facilities and other associated costs.

During 2017, the Company incurred restructuring expenses of $7.9 million relating to headcount reductions and other costs related to previous plant closures partially offset by the reversal of a reserve for a potential exposure that was deemed no longer necessary.

During 2016, the Company incurred restructuring expenses of $10.4 million. These included $1.8 million of charges related to the closure of the Middletown, VA facility and $8.6 million of charges related to headcount reductions and other costs relating to previously announced plant closures.
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

The Company expects to continue to review its business to determine if additional actions will be taken to further improve its cost structure. Restructuring expenses of approximately $1.0 million to $3.0 million are estimated during 2018, primarily related to the continuation of streamlining the operating structure and improving long-term competitiveness of the Company. Actual restructuring costs for 2018 may substantially differ from estimates at this time, depending on actual operating results in 2018 and the timing of the restructuring activities.

The table below sets forth the significant components and activity in the restructuring program during the years ended December 31, 2017, 2016 and 2015:

2017	Balance at December 31, 2016	Charges (1)	Currency Effects	Cash Payments	Balance at December 31, 2017 (2)
Severance	$3,805	$3,549	$685	$(5,353)	$2,686
Facility costs and other	392	3,359	71	(3,089)	733
Total	$4,197	$6,908	$756	$(8,442)	$3,419
(1) Not included in the charges for 2017 in the table above is $0.9 million related to a pension settlement charge. The offset to the charge was accumulated other comprehensive loss. The settlement accounting was triggered as a result of wind-up payments being made out of the closed Warwick plant pension plan to former participants during 2017.
(2) Amount included in Accrued Expenses on the Consolidated Balance Sheets at December 31, 2017.

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
(1) Amount excludes $1.0 million related to impairment charges, $0.2 million in other non-cash charges and $(1.1) million related to the gain on sale of certain assets.
Restructuring by reportable segments is as follows for years ended December 31, 2017, 2016 and 2015. The below amounts include the impacts of the pension settlement charge in 2017 as well as the impairment and other non-cash charges/gains from 2015.

	2017	2016	2015
Clothing	$4,210	$6,266	$4,318
Roll Covers	3,288	3,063	1,833
Corporate	386	1,033	8,498
Total	$7,884	$10,362	$14,649

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

Management evaluates segment performance based on adjusted earnings before interest, taxes, depreciation and amortization, yet after allocation of corporate charges. Such measure is then adjusted to exclude items that are of an unusual nature and are not used in measuring segment performance or are not segment specific (“Segment Earnings (Loss)”). The accounting policies of these segments are the same as those for the Company as a whole as described in Note 2. Inter-segment net sales and inter-segment eliminations are not material for any of the periods presented.
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
Summarized financial information for the Company’s reportable segments is presented in the tables that follow for each of the three years ended December 31, 2017.

	Clothing	Roll Covers	Corporate	Eliminations	Total
2017
Net sales	$288,269	$192,779	$—	$—	$481,048
Depreciation and amortization (1)	$19,934	$10,861	$2,310	$—	$33,105
Restructuring	$4,210	$3,288	$386	$—	$7,884
Segment earnings (loss)	$76,600	$40,060	$(16,435)	$—	$100,225
Total assets	$572,717	$472,268	$320,139	$(797,275)	$567,849
Capital expenditures	$4,450	$7,721	$862	$—	$13,033
2016
Net sales	$286,373	$184,944	$—	$—	$471,317
Depreciation and amortization (1)	$20,452	$10,253	$2,251	$—	$32,956
Restructuring	$6,266	$3,063	$1,033	$—	$10,362
Segment earnings (loss)	$75,114	$36,458	$(16,280)	$—	$95,292
Total assets	$519,176	$450,314	$315,040	$(742,617)	$541,913
Capital expenditures	$7,644	$5,118	$944	$—	$13,706
2015
Net sales	$299,991	$177,252	$—	$—	$477,243
Depreciation and amortization (1)	$18,889	$8,754	$1,607	$—	$29,250
Restructuring	$4,318	$1,833	$8,498	$—	$14,649
Segment earnings (loss)	$81,813	$35,901	$(15,899)	$—	$101,815
Total assets	$441,742	$228,477	$627,121	$(746,966)	$550,374
Capital expenditures	$25,560	$17,914	$7,397	$—	$50,871

(1)	Depreciation and amortization excludes amortization of financing costs, included in interest expense of $3.6 million, $3.1 million, and $3.5 million for 2017, 2016 and 2015, respectively.

Provided below is a reconciliation of Segment earnings (loss) to (loss) income before provision for income taxes for each of the three years in the period ended December 31:

	2017	2016	2015
Segment earnings (loss):
Clothing	$76,600	$75,114	$81,813
Roll Covers	40,060	36,458	35,901
Corporate	(16,435)	(16,280)	(15,899)
Stock-based compensation	(1,331)	(2,612)	(3,298)
CEO transition expense	(3,063)	—	—
Inventory write-off related to closed facilities	—	—	(587)
Non-restructuring impairment charges	—	—	(494)
Pension settlement losses	—	—	(1,108)
Plant startup costs	(721)	(2,176)	(3,886)
Other non-recurring expenses	(122)	(1,116)	(2,569)
Interest expense, net	(52,815)	(46,155)	(38,413)
Depreciation and amortization (1)	(33,105)	(32,956)	(29,250)
Restructuring expenses	(7,884)	(10,362)	(14,649)
Loss on debt extinguishment	(32)	(11,938)	(388)
Unrealized foreign exchange (loss) gain	(2,159)	(313)	1,912
(Loss) income before provision for income taxes	$(1,007)	$(12,336)	$9,085

(1) Excludes amortization of deferred finance costs that are charged to interest expense.
Information concerning principal geographic areas is set forth below. Net sales amounts are for the years ended December 31, 2017, 2016 and 2015 and property, plant and equipment amounts are as of December 31, 2017, 2016 and 2015.

	North America	Europe	Asia- Pacific	Latin America	Total
2017
Net sales	$188,406	$151,551	$87,738	$53,353	$481,048
Property, plant and equipment	$84,886	$95,184	$67,592	$34,716	$282,378
2016
Net sales	$182,978	$149,039	$90,171	$49,129	$471,317
Property, plant and equipment	$94,177	$91,076	$62,919	$35,929	$284,101
2015
Net sales	$179,725	$154,180	$91,471	$51,867	$477,243
Property, plant and equipment	$96,789	$100,022	$69,164	$31,108	$297,083
The Company did not have any one customer that accounted for more than 10% of its total revenues.

13. Supplemental Guarantor Financial Information

On August 9, 2016, the Company closed on the sale of its Notes. The Notes are secured obligations of Xerium Technologies, Inc. (referred to as “Parent” for the purpose of this note only) and are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by all of the domestic 100% owned subsidiaries of the Parent (the “Guarantors”).  In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, as amended, the following condensed consolidating financial statements present the financial position, results of operations and cash flows of the Parent on a stand-alone parent-only basis, the Guarantors on a Guarantors-only basis, the combined non-Guarantor subsidiaries and elimination entries necessary to arrive at the information for the Parent, the Guarantors and non-Guarantor subsidiaries on a consolidated basis.

Xerium Technologies, Inc.
Consolidating Balance Sheet
At December 31, 2017
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
ASSETS
Current assets:
Cash and cash equivalents	$3,578	$57	$13,618	$—	$17,253
Accounts receivable, net	20	19,721	56,892	—	76,633
Intercompany (payable) receivable	(452,873)	475,864	(22,991)	—	—
Inventories	—	16,618	59,047	(940)	74,725
Prepaid expenses	266	316	10,753	—	11,335
Other current assets	175	3,338	11,803	—	15,316
Total current assets	(448,834)	515,914	129,122	(940)	195,262
Property and equipment, net	7,044	60,382	214,952	—	282,378
Investments	901,275	271,278	—	(1,172,553)	—
Goodwill	—	19,614	45,169	—	64,783
Intangible assets	—	5,961	4	—	5,965
Non-current deferred tax asset	—	—	10,103	—	10,103
Other assets	—	—	9,358	—	9,358
Total assets	$459,485	$873,149	$408,708	$(1,173,493)	$567,849

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Notes payable	$—	$—	$8,398	$—	$8,398
Accounts payable	1,963	11,431	26,462	—	39,856
Accrued expenses	26,186	8,214	29,755	—	64,155
Current maturities of long-term debt	1,800	2,329	6,485	—	10,614
Total current liabilities	29,949	21,974	71,100	—	123,023
Long-term debt, net of current maturities and deferred financing costs	467,605	—	6,299	—	473,904
Liabilities under capital lease	4,159	2,831	8,962	—	15,952
Non-current deferred tax liability	3,439	—	9,458	—	12,897
Pension, other post-retirement and post-employment obligations	21,402	1,434	46,369	—	69,205
Other long-term liabilities	—	—	9,334	—	9,334
Intercompany loans	71,692	(108,319)	36,627	—	—
Total stockholders’ (deficit) equity	(138,761)	955,229	220,559	(1,173,493)	(136,466)
Total liabilities and stockholders’ equity (deficit)	$459,485	$873,149	$408,708	$(1,173,493)	$567,849

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

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive (Loss) Income
For the year ended December 31, 2017
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$178,413	$328,998	$(26,363)	$481,048
Costs and expenses:
Cost of products sold	58	117,344	205,330	(26,533)	296,199
Selling	1,055	20,014	41,781	—	62,850
General and administrative	10,950	(15,623)	57,425	—	52,752
Research and development	980	3,595	2,006	—	6,581
Restructuring	386	2,832	4,666	—	7,884
	13,429	128,162	311,208	(26,533)	426,266
(Loss) income from operations	(13,429)	50,251	17,790	170	54,782
Interest expense, net	(49,160)	(1,836)	(1,819)	—	(52,815)
Loss on extinguishment of debt	(32)	—	—	—	(32)
Equity in subsidiaries income (loss)	32,236	(1,122)	—	(31,114)	—
Foreign exchange (loss) gain	(2,134)	695	(1,503)	—	(2,942)
Dividend income (expense)	19,574	11,537	—	(31,111)	—
(Loss) income before provision for income taxes	(12,945)	59,525	14,468	(62,055)	(1,007)
Provision for income taxes	(1,701)	(941)	(10,997)	—	(13,639)
Net (loss) income	$(14,646)	$58,584	$3,471	$(62,055)	$(14,646)
Comprehensive (loss) income	$(22,385)	$58,691	$34,522	$(62,055)	$8,773

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive (Loss) Income
For the year ended December 31, 2016
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$172,405	$327,732	$(28,820)	$471,317
Costs and expenses:
Cost of products sold	(58)	116,369	206,165	(28,634)	293,842
Selling	970	19,916	41,924	—	62,810
General and administrative	12,409	2,698	35,956	—	51,063
Research and development	1,146	3,916	2,038	—	7,100
Restructuring	1,033	2,671	6,658	—	10,362
	15,500	145,570	292,741	(28,634)	425,177
(Loss) income from operations	(15,500)	26,835	34,991	(186)	46,140
Interest (expense) income, net	(43,543)	646	(3,258)	—	(46,155)
Loss on extinguishment of debt	(11,938)	—	—	—	(11,938)
Equity in subsidiaries income	32,444	22,602	—	(55,046)	—
Foreign exchange gain (loss)	436	(217)	(602)	—	(383)
Dividend income (expense)	14,858	3,413	—	(18,271)	—
(Loss) income before provision for income taxes	(23,243)	53,279	31,131	(73,503)	(12,336)
Benefit from (provision for) income taxes	1,625	(847)	(10,060)	—	(9,282)
Net (loss) income	$(21,618)	$52,432	$21,071	$(73,503)	$(21,618)
Comprehensive (loss) income	$(25,476)	$54,949	$9,426	$(73,503)	$(34,604)

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive (Loss) Income
For the year ended December 31, 2015
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$167,986	$343,024	$(33,767)	$477,243
Costs and expenses:
Cost of products sold	(290)	116,041	206,379	(33,618)	288,512
Selling	1,073	19,804	43,537	—	64,414
General and administrative	14,022	4,968	37,260	—	56,250
Research and development	921	4,526	1,957	—	7,404
Restructuring	8,498	1,537	4,614	—	14,649
	24,224	146,876	293,747	(33,618)	431,229
(Loss) income from operations	(24,224)	21,110	49,277	(149)	46,014
Interest (expense) income, net	(38,239)	3,732	(3,906)	—	(38,413)
Loss on extinguishment of debt	(388)	—	—	—	(388)
Equity in subsidiaries income	41,480	27,828	—	(69,308)	—
Foreign exchange (loss) gain	(73)	(410)	2,355	—	1,872
Dividend income (expense)	17,204	—	—	(17,204)	—
(Loss) income before provision for income taxes	(4,240)	52,260	47,726	(86,661)	9,085
Provision for income taxes	(140)	(861)	(12,464)	—	(13,465)
Net (loss) income	$(4,380)	$51,399	$35,262	$(86,661)	$(4,380)
Comprehensive (loss) income	$(1,925)	$53,194	$(4,742)	$(86,661)	$(40,134)

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows
For the year ended December 31, 2017
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net (loss) income	$(14,646)	$58,584	$3,471	$(62,055)	$(14,646)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock-based compensation	2,518	—	—	—	2,518
Depreciation	2,312	8,262	21,166	—	31,740
Amortization of other intangibles	—	1,304	61	—	1,365
Deferred financing cost amortization	3,538	—	96	—	3,634
Pension settlement losses	—	—	921	—	921
Foreign exchange loss on revaluation of debt	968	—	167	—	1,135
Deferred taxes	1,641	—	6,875	—	8,516
Asset impairment	—	88	19	—	107
Gain on disposition of property and equipment	—	138	(2)	—	136
Provision for doubtful accounts	—	118	456	—	574
Loss on extinguishment of debt	32	—	—	—	32
Undistributed equity in (earnings of) loss from subsidiaries	(32,236)	1,122	—	31,114	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	50	(1,053)	(3,421)	—	(4,424)
Inventories	—	738	909	(170)	1,477
Prepaid expenses	279	(116)	(5,104)	—	(4,941)
Other current assets	(175)	104	727	—	656
Accounts payable and accrued expenses	(567)	677	(847)	—	(737)
Deferred and other long-term liabilities	(186)	620	(3,782)	—	(3,348)
Intercompany loans	42,503	(56,882)	14,379	—	—
Net cash provided by (used in) operating activities	6,031	13,704	36,091	(31,111)	24,715
Investing activities
Capital expenditures	(862)	(1,257)	(10,914)	—	(13,033)
Intercompany property and equipment transfers, net	(3)	676	(673)	—	—
Proceeds from disposals of property and equipment	—	775	1,721	—	2,496
Acquisition costs	—	(1,199)	—	—	(1,199)
Other investing activities	470	—	(470)	—	—
Net cash used in investing activities	(395)	(1,005)	(10,336)	—	(11,736)
Financing activities
Proceeds from borrowings	93,788	—	15,101	—	108,889
Principal payments on debt	(93,888)	—	(15,699)	—	(109,587)
Payment of deferred financing fees	(440)	—	73	—	(367)
Payment of obligations under capital leases	(2,626)	(2,623)	(736)	—	(5,985)
Dividends paid	—	(11,930)	(19,181)	31,111	—
Intercompany loans	592	1,632	(2,224)	—	—
Employee taxes paid on equity awards	(852)	—	—	—	(852)
Net cash (used in) provided by financing activities	(3,426)	(12,921)	(22,666)	31,111	(7,902)
Effect of exchange rate changes on cash flows	—	—	(632)	—	(632)
Net increase (decrease) in cash	2,210	(222)	2,457	—	4,445
Cash and cash equivalents at beginning of year	1,368	279	11,161	—	12,808
Cash and cash equivalents at end of year	$3,578	$57	$13,618	$—	$17,253

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows
For the year ended December 31, 2016
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net (loss) income	$(21,618)	$52,432	$21,071	$(73,503)	$(21,618)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock-based compensation	2,612	—	—	—	2,612
Depreciation	2,250	8,188	21,677	—	32,115
Amortization of other intangibles	—	747	94	—	841
Deferred financing cost amortization	2,967	—	96	—	3,063
Foreign exchange gain on revaluation of debt	(3,267)	—	—	—	(3,267)
Deferred taxes	(1,707)	—	1,926	—	219
Loss on disposition of property and equipment	—	30	20	—	50
Loss on extinguishment of debt	11,938	—	—	—	11,938
Provision for doubtful accounts	—	(57)	332	—	275
Undistributed equity in earnings of subsidiaries	(32,444)	(22,602)	—	55,046	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(50)	2,461	(734)	—	1,677
Inventories	—	256	3,304	186	3,746
Prepaid expenses	(34)	907	(541)	—	332
Other current assets	—	713	(1,997)	—	(1,284)
Accounts payable and accrued expenses	15,635	(3,513)	(7,618)	—	4,504
Deferred and other long-term liabilities	136	780	390	—	1,306
Intercompany loans	299,828	(305,386)	5,558	—	—
Net cash provided by (used in) operating activities	276,246	(265,044)	43,578	(18,271)	36,509
Investing activities
Capital expenditures	(944)	(2,907)	(9,855)	—	(13,706)
Intercompany property and equipment transfers, net	26	42	(68)	—	—
Proceeds from disposals of property and equipment	—	5	112	—	117
Acquisition Costs	—	(16,225)	—	—	(16,225)
Net cash used in investing activities	(918)	(19,085)	(9,811)	—	(29,814)
Financing activities
Proceeds from borrowings	557,032	—	8,521	—	565,553
Increase in notes payable	—	—	1,121	—	1,121
Principal payments on debt	(532,249)	—	(7,462)	—	(539,711)
Payment of obligations under capital leases	(1,428)	(2,137)	(385)	—	(3,950)
Payment of deferred financing fees	(23,567)	—	71	—	(23,496)
Dividends paid	—	(14,858)	(3,413)	18,271	—
Intercompany loans	(275,010)	301,405	(26,395)	—	—
Employee taxes paid on equity awards	(1,843)	—	—	—	(1,843)
Net cash (used in) provided by financing activities	(277,065)	284,410	(27,942)	18,271	(2,326)
Effect of exchange rate changes on cash flows	—	—	(1,400)	—	(1,400)
Net (decrease) increase in cash	(1,737)	281	4,425	—	2,969
Cash and cash equivalents at beginning of year	3,105	(2)	6,736	—	9,839
Cash and cash equivalents at end of year	$1,368	$279	$11,161	$—	$12,808

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows
For the year ended December 31, 2015
(Dollars in thousands)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net (loss) income	$(4,380)	$51,399	$35,262	$(86,661)	$(4,380)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock-based compensation	3,007	—	291	—	3,298
Depreciation	1,545	7,180	20,227	—	28,952
Amortization of other intangibles	—	275	23	—	298
Deferred financing cost amortization	3,367	—	95	—	3,462
Foreign exchange gain on revaluation of debt	(3,426)	—	—	—	(3,426)
Deferred taxes	(196)	—	(2,589)	—	(2,785)
Asset impairment	61	421	1,054	—	1,536
Loss (gain) on disposition of property and equipment	4	(45)	(1,342)	—	(1,383)
Pension settlement losses	—	1,108	—	—	1,108
Loss on extinguishment of debt	388	—	—	—	388
Provision for doubtful accounts	—	266	851	—	1,117
Undistributed equity in earnings of subsidiaries	(41,480)	(27,828)	—	69,308	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	29	3,508	1,697	—	5,234
Inventories	—	2,615	220	150	2,985
Prepaid expenses	36	139	582	—	757
Other current assets	—	(620)	(2,599)	—	(3,219)
Accounts payable and accrued expenses	2,105	2,254	941	—	5,300
Deferred and other long-term liabilities	459	1,282	(7,696)	—	(5,955)
Intercompany loans	(14,972)	(6,050)	21,022	—	—
Net cash (used in) provided by operating activities	(53,453)	35,904	68,039	(17,203)	33,287
Investing activities
Capital expenditures	(7,396)	(11,788)	(31,687)	—	(50,871)
Intercompany property and equipment transfers, net	8,588	(1,568)	(7,020)	—	—
Proceeds from disposals of property and equipment	157	117	2,992	—	3,266
Net cash provided by (used) in investing activities	1,349	(13,239)	(35,715)	—	(47,605)
Financing activities
Proceeds from borrowings	73,094	4,076	22,778	—	99,948
Increase in notes payable	—	—	6,759	—	6,759
Principal payments on debt	(75,318)	—	(12,740)	—	(88,058)
Payment of obligations under capital leases	(597)	(708)	(108)	—	(1,413)
Payment of deferred financing fees	(893)	—	231	—	(662)
Dividends paid	—	(15,410)	(1,793)	17,203	—
Intercompany loans	54,942	(10,610)	(44,332)	—	—
Other financing activities	5,500	—	(5,500)	—	—
Employee taxes paid on equity awards	(2,124)	—	—	—	(2,124)
Net cash provided by (used in) financing activities	54,604	(22,652)	(34,705)	17,203	14,450
Effect of exchange rate changes on cash flows	—	—	190	—	190
Net increase (decrease) in cash	2,500	13	(2,191)	—	322
Cash and cash equivalents at beginning of year	605	(15)	8,927	—	9,517
Cash and cash equivalents at end of year	$3,105	$(2)	$6,736	$—	$9,839

14. Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
Comprehensive income (loss) for the years ended December 31, 2017 and 2016 is as follows (net of taxes):

	Years Ended December 31,
	2017	2016
Net loss	$(14,646)	$(21,618)
Foreign currency translation adjustments	26,083	(9,299)
Pension liability changes under Topic 715	(2,664)	(3,687)
Comprehensive income (loss)	$8,773	$(34,604)

Included in foreign currency translation adjustments are foreign currency (losses) gains on intercompany transactions that are considered a long-term investment totaling ($5.8) million and $0.7 million for the years ended December 31, 2017 and 2016, respectively.

The components of accumulated other comprehensive loss for the year ended December 31, 2017 are as follows (current year activity is net of tax expense of $0.3 million in 2017).

	Foreign Currency Translation Adjustment	Pension Liability Changes Under Topic 715	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2016	$(95,232)	$(39,446)	$(134,678)
Other comprehensive income (loss) before reclassifications	26,083	(5,718)	20,365
Amounts reclassified from other comprehensive income (loss):
Amortization of actuarial losses	—	2,133	2,133
Pension settlement loss	—	921	921
Net current period other comprehensive income (loss)	26,083	(2,664)	23,419
Balance at December 31, 2017	$(69,149)	$(42,110)	$(111,259)

15. Business Acquisitions
On May 4, 2016, the Company acquired certain assets and liabilities of JJ Plank Corporation/Spencer Johnston (“Spencer Johnston”), a spreader roll company headquartered in Neenah, Wisconsin for an adjusted purchase price of approximately $17.5 million in cash. This acquisition expands the Company's current rolls product offerings, service capabilities and markets served, strengthens its financial profile and grows its customer base. The Company acquired all of the assets and assumed certain liabilities of Spencer Johnston.

The adjusted purchase price of approximately $17.5 million resulted in net assets acquired other than goodwill of $15.7 million and goodwill of $1.9 million. All of the goodwill is allocated to the Rolls Covers business segment. Goodwill represents the excess purchase price over the fair values of assets acquired and liabilities assumed and is supported by the anticipated synergies of the transaction.
The Company incurred approximately $0.8 million of transaction related expenses during the year ended December 31, 2016. These expenses were charged to selling, general and administrative expense in the period incurred.

16. Quarterly Financial Data (Unaudited)

The following table presents our unaudited consolidated statements of operations data for each quarter in the two years ended December 31, 2017. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been made to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the notes thereto appearing elsewhere in this document. These operating results are not necessarily indicative of the results of operations that may be expected for any future period.

	For the Three Months Ended
	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016
			(in thousands, except per share data)
Net sales	$122,392	$118,451	$120,339	$119,866	$113,188	$119,191	$123,973	$114,965
Costs and expenses:
Cost of products sold	78,261	74,114	71,454	72,370	71,247	75,385	75,782	71,428
Selling	15,576	15,664	15,936	15,674	15,538	15,816	15,735	15,721
General and administrative	13,032	11,606	15,460	12,654	13,486	12,644	13,427	11,507
Research and development	1,558	1,613	1,666	1,744	1,829	1,786	1,545	1,940
Restructuring	4,386	(540)	874	3,164	2,259	2,493	2,777	2,832
Total operating costs and expenses	112,813	102,457	105,390	105,606	104,359	108,124	109,266	103,428
Income from operations	9,579	15,994	14,949	14,260	8,829	11,067	14,707	11,537
Other income (expense):
Interest expense, net	(13,184)	(13,087)	(13,281)	(13,263)	(12,940)	(12,216)	(10,658)	(10,341)
Loss on extinguishment of debt	—	—	(7)	(25)	(202)	(11,736)	—	—
Foreign exchange (loss) gain	(627)	56	(1,246)	(1,125)	94	(429)	(72)	24
Income before provision for income taxes	(4,232)	2,963	415	(153)	(4,219)	(13,314)	3,977	1,220
Provision for income taxes	(5,318)	(1,814)	(3,826)	(2,681)	(4,725)	(25)	(1,867)	(2,665)
Net (loss) income	$(9,550)	$1,149	$(3,411)	$(2,834)	$(8,944)	$(13,339)	$2,110	$(1,445)
Comprehensive (loss) income	$(11,803)	$13,916	$(146)	$6,806	$(37,497)	$(10,988)	$6,507	$7,373
Net (loss) income per common share—basic	$(0.58)	$0.07	$(0.21)	$(0.18)	$(0.55)	$(0.83)	$0.13	$(0.09)
Net (loss) income per common share—diluted	$(0.58)	$0.07	$(0.21)	$(0.18)	$(0.55)	$(0.83)	$0.13	$(0.09)

XERIUM TECHNOLOGIES, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS
For the years ended:

	Balance at Beginning of Year	Charged to Cost and Expense	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year

2017	$3,620	$574	$281	$(369)	$4,106
2016	$5,184	$275	$27	$(1,866)	$3,620
2015	$5,002	$1,117	$(641)	$(294)	$5,184

ALLOWANCE FOR SALES RETURNS
For the years ended:

	Balance at Beginning of Year	Charged to Revenue	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year

2017	$4,159	$1,858	$249	$(1,680)	$4,586
2016	$4,036	$2,258	$139	$(2,274)	$4,159
2015	$5,052	$2,173	$(687)	$(2,502)	$4,036

ALLOWANCE FOR CUSTOMER REBATES
For the years ended:

	Balance at Beginning of Year	Charged to Revenue	Effect of Foreign Currency Translation	Deduction from Reserves	Balance at End of Year

2017	$1,082	$1,175	$118	$(874)	$1,501
2016	$1,685	$36	$(20)	$(619)	$1,082
2015	$1,595	$1,296	$(101)	$(1,105)	$1,685

INCOME TAX VALUATION ACCOUNT
For the years ended:

	Balance at Beginning of Year	Charged to (Credited to) Income Tax Provision	Effect of Foreign Currency Translation (1)	Deduction from Reserves	Balance at End of Year

2017	$97,859	$(1,678)	$6,023	$—	$102,204
2016	$94,330	$6,473	$(1,982)	$(962)	$97,859
2015	$102,795	$2,422	$(8,932)	$(1,955)	$94,330

(1) This includes amounts recorded to accumulated other comprehensive income (loss).