Form 10-K/A
period 2017-12-31
XERIUM TECHNOLOGIES INC
filed 2018-04-30
CIK 1287151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
Yes ☐ No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant on June 30, 2017, the last business day in the second fiscal quarter, was approximately $99,621,427. There were 16,427,603 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of April 30, 2018.

EXPLANATORY NOTE

The registrant filed an Annual Report on Form 10-K for the year ended December 31, 2017 (the “Form 10-K”) on February 28, 2018, pursuant to which it incorporated by reference into Part III thereof portions of its definitive Proxy Statement for its 2018 Annual Meeting of Stockholders to be subsequently filed with the Securities and Exchange Commission (the “Proxy Statement”). The registrant has determined to amend the Form 10-K to include such Part III information in this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”), rather than incorporating it into the Form 10-K by reference to the Proxy Statement. Accordingly, Part III of the Form 10-K is hereby amended and restated in its entirety as set forth below.

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

DIRECTORS

The following table sets forth as to each of our directors: (i) positions with us and principal occupation during the past five years; (ii) other directorships, including any directorships held during the past five years, with publicly held companies or investment companies; (iii) age as of April 30, 2018; and (iv) period of service as a director.

Name	Positions with Xerium and Principal Occupation and Other Directorships	Age	Director Since
Roger A. Bailey
Mr. Bailey has served as a director since July 11, 2012. Mr. Bailey currently serves as Managing Director of the Process Industries Division for ABB Inc., a global leader in power and automation technologies. He has been with ABB for more than 30 years, having served more recently as Regional Divisional Head of the Power Products Division in 2015 and President of Power Products from 2011 to 2015. He was Group Vice President - Pulp and Paper Business Unit from 2005-2011 and Senior Vice President - Paper and Minerals from 2002-2004, among other positions. Mr. Bailey brings to the Board experience at growing ABB’s sales to customers in the paper industry during a time of declining paper volume, in restructuring ABB’s footprint towards growth-oriented markets and knowledge of international markets, including Asia and, in particular, China.

		60	July 2012
Ambassador April H. Foley
Ambassador Foley has served as a director since May 25, 2010. Ambassador Foley served as the United States Ambassador to Hungary from 2006 to 2009. Prior to serving as U.S. Ambassador to Hungary, she held several positions at the Export-Import Bank of the United States. After first serving as a Director of the Bank, she was appointed to be First Vice President and Vice Chairman in 2003. Ambassador Foley also previously held various positions with PepsiCo, Inc. Since January 2015, Ms. Foley has served on the Board of Vista Outdoor Inc. She previously served on the Board of Directors of Alliant Techsystems Inc., an aerospace and defense company. Ambassador Foley’s financial background and international experience, including an MBA from Harvard Graduate School of Business Administration and her public service for the federal government of the United States, qualify her to serve on the Board. Ambassador Foley’s extensive knowledge of international affairs, including the international financial system, enables her to offer valuable insight, judgment and perspectives in support of the Board’s oversight role and its other functions.

		70	May 2010
Jay J. Gurandiano
Mr. Gurandiano has served as a director since December 1, 2008. From September 2012 until December 2013, Mr. Gurandiano served as the Chairman, President and Chief Executive Officer of SP Fiber Technologies LLC, a newsprint and packaging manufacturer. Additionally, he has been the Managing Director of Stone House Investment Holdings Inc., an investment holdings company, since October 2000. He currently serves as a director of Catalyst Paper Corporation, which he joined in 2017, and since March 2018 he has served as its interim Chairman. He also serves as a director of Eacom Timber Company, which he has been with since 2011. He served as the Chairman of the Board of Directors of Ainsworth Lumber Co. Ltd., a lumber and wood products company, from 2008 until May 2010. Mr. Gurandiano brings to the Board significant management experience, particularly with respect to the paper industry, which gives him a valuable perspective in his role as a director. His qualifications to serve as a director also include his legal background and his private equity investment experience.

		72	December 2008

John F. McGovern
Mr. McGovern has served as a director since May 25, 2010. Mr. McGovern is the founder, and since 1999 a partner, of Aurora Capital LLC, a private investment and consulting firm based in Atlanta, GA. Prior to founding Aurora Capital, Mr. McGovern served in a number of positions of increasing responsibility at Georgia-Pacific Corporation from 1981 to 1999, including Executive Vice President/Chief Financial Officer from 1994 to 1999. Mr. McGovern has served as a director of Neenah Paper, Inc. since 2006. Mr. McGovern previously served as a director of GenTek, Inc. from 2003 to 2009, of Collective Brands, Inc. from 2003 to 2012, of Hoffmaster Group Inc. from 2011 to 2016 and of NewPage Holdings Inc. from 2012 to 2015. Mr. McGovern also serves on the board of The Newark Group (since 2010), a recycled paperboard company. Mr. McGovern brings to the Board significant executive leadership and financial experience in the paper industry, including his experience as Chief Financial Officer of Georgia-Pacific Corporation. In addition, Mr. McGovern brings to the Board the experience of serving on the boards of multiple public and private companies and the views and judgment of a leader who is highly respected for his business expertise and acumen.

	71	May 2010
Mitchell I. Quain
Mr. Quain has served as a director since April 27, 2017. Mr. Quain has served as a Senior Advisor at the Carlyle Group, a private equity firm since December 2011. From January 2010 through December 2011, Mr. Quain was a Partner at One Equity Partners, a private investment firm. He serves on the Board of Directors of AstroNova, Inc., Hardinge, Inc., Jason Industries and RBC Bearings Inc. Previously, he served on the Boards of publicly traded DeCrane Aircraft Holdings, Inc., Handy and Harmon Inc., HEICO Corporation, MagneTek, Inc., Mechanical Dynamics, Inc., Strategic Distribution, Tecumseh Products Company and Titan International and was Executive Chairman of the Board of Register.com. He previously served as Executive Vice President of Furman Selz, where he started and led the industrial manufacturing group, and as a partner at Wertheim & Company. He is Chairman Emeritus of the Board of Overseers of The University of Pennsylvania’s School of Engineering and Applied Sciences and has served for ten years on Penn’s Board of Trustees. He has served for nine years on the Board and Executive Committee of Penn Medicine. He is also a member of the Board of Trustees of Curry College, in Milton, Massachusetts. He received his B.S. in electrical engineering from the University of Pennsylvania in 1973 and his MBA with distinction from Harvard Business School in 1975. Mr. Quain brings to the Board significant investment experience in small-cap industrial companies such as Xerium, which gives him a valuable perspective in his role as a director. His qualifications to serve as a director also include his private equity investment experience.
	66	April 2017
Mark Staton
Mr. Staton has served as a director and as President and Chief Executive Officer of Xerium since April 28, 2017. Prior to joining Xerium, from April 2014 to December 2016, Mr. Staton served as Executive Chairman of Hoffmaster Group, Inc., an industry leader in manufacturing premium table top décor for retail and food service markets. Previously, from May 2012 to January 2014, Mr. Staton served as CEO of PaperWorks Industries, Inc., a North American integrated manufacturer of Coated Recycled paperboard and folding cartons. In addition, Mr. Staton previously served as the CEO of D&W Finepack, Inc., a premier value added disposable foodservice packaging supplier, from April 2011 to June 2012; Associated Packaging Technologies, Inc., the largest independent company specializing in complete product materials and solutions for the frozen foods industry, from April 2004 until June 2010; and Huhtamaki Americas, Inc., an industry leader in both the rigid consumer packaging markets, as well as a leader in branded single use disposable packaging in both retail and foodservice markets, from July 1998 to June 2004. Mr. Staton is a graduate of the University of the West of England with honors in Business Studies. Mr. Staton served as a board member of the American Forest & Paper Association from January 2013 until January 2014 and continues to serve on the board of Hoffmaster Group, Inc. Mr. Staton’s leadership skills and management experience, including serving as Chief Executive Officer or in executive positions for multiple companies operating internationally, qualify him to serve on the Board.

	58	April 2017

Alexander Toeldte
Mr. Toeldte has served as a director since January 1, 2016. Mr. Toeldte currently serves as a director of Clearwater Paper Corporation. In addition, Mr. Toeldte has served as the Chairman of Jitasa, Inc., a privately held provider of software and accounting services for non-profit organizations, since 2014. From 2015 to 2017, he served as director, then chairman of Wevorce, a privately held software-as-a-service company. From 2015-2016, he served as an Operating Director at Paine & Partners, LLC, a private equity firm. Mr. Toeldte served as President, CEO and a director of Boise Inc., a paper manufacturer, from February 2008 to 2013 and as its Executive Vice President, paper and packaging and newsprint segments from October 2005 to 2008. Mr. Toeldte's previous experience includes serving as Executive Vice President of Fonterra Co-operative Group, a New Zealand-based global dairy company, and CEO of Fonterra Enterprises. Mr. Toeldte served in various capacities with Fletcher Challenge Limited Group, a New Zealand-based group with holdings in paper, forestry, building materials, and energy, including as CEO of Fletcher Challenge Building and Fletcher Challenge Paper as well as Group CFO. Mr. Toeldte served as a partner at McKinsey & Company in Toronto, Brussels, Montreal, and Stockholm, and as Chairman of the American Forest & Paper Association in 2012. Mr. Toeldte’s experience, knowledge and skills acquired in leadership positions in the paper industry as well as in the consumer products industry add significant value to the Board.
	58	January 2016
James F. Wilson
Mr. Wilson has served as a director since May 25, 2010 and Chairman of the Board since August 2012. He has been a principal of Carl Marks Management Company, LLC since 2001, which manages investment partnerships focused on distressed securities. Mr. Wilson has served as a director of Roadhouse Holdings, Inc. since December 2016 and previously served as a director of Seneca Foods Corporation from 2008 to 2009. Mr. Wilson earned a BA in Economics from Dartmouth College, and an MBA from Harvard Graduate School of Business Administration. Mr. Wilson’s investment management and business experience qualify him to serve on the Board. In addition, we believe that given Mr. Wilson’s affiliation with Carl Marks, a significant former lender and stockholder of Xerium, he can serve as a valuable resource to the Board in understanding and interfacing with our stakeholders.
	60	May 2010

Chapter 11 Filing, Emergence and Plan of Reorganization. On March 30, 2010, we and certain of our subsidiaries (the “Debtor Subsidiaries”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code, 11 U.S.C. §§ 101-1532 (as amended, the “Bankruptcy Code”), in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On May 12, 2010, the Bankruptcy Court held a hearing to consider confirmation of our amended joint prepackaged plan of reorganization (the “Plan of Reorganization”) and entered an order confirming the Plan of Reorganization. On May 25, 2010 (the “Effective Date”), the Plan of Reorganization became effective and we and the Debtor Subsidiaries emerged from Chapter 11. In connection with our Plan of Reorganization, we entered into a Director Nomination Agreement with Carl Marks Strategic Investments, L.P. and Carl Marks Strategic Opportunities Fund, L.P. (together with their affiliates, “Carl Marks”). This agreement enables Carl Marks to designate one director for nomination to the Board. Currently, Mr. Wilson has been nominated to the Board by Carl Marks pursuant to the Director Nomination Agreement. On the date that our Chapter 11 petitions were filed, Mr. Gurandiano was serving as a director of Xerium.

EXECUTIVE OFFICERS
The following table sets forth information regarding our executive officers as of April 30, 2018. On the date that our Chapter 11 petitions were filed, Messrs. Pretty and Fracasso were serving as executive officers of Xerium and, in some cases, executive officers of the Debtor Subsidiaries.

Name	Age	Position
Mark Staton	58	President, Chief Executive Officer and Board Member
Clifford E. Pietrafitta	56	Executive Vice President and Chief Financial Officer
David J. Pretty	54	President of North America
Eduardo Fracasso	58	President of Latin America
Robert P. Burke	54	President of Asia
Harald Weimer	53	President of Europe
Michael F. Bly	51	Executive Vice President - Global Human Resources
William S. Butterfield	64	Executive Vice President - Chief Technology Officer
Phillip B. Kennedy	39	Executive Vice President, General Counsel and Secretary

Information regarding Mr. Staton is provided in “Directors” above.
Clifford E. Pietrafitta has served as Executive Vice President and Chief Financial Officer since March 14, 2011. Mr. Pietrafitta served as the Chief Financial Officer of CSS Industries, Inc., a consumer products company, from January 1999 to March 2010. Prior to that he served as the Vice President-Finance of CSS Industries from November 1995 to January 1999, and as Treasurer from 1991 to November 1995.
David J. Pretty has served as President of North America since February 2008 and served as President of Europe from April 2013 to January 2018. Prior to his appointment as President of Europe, he served as President-Europe PMC from February 2010. He served as President-Weavexx, our North American clothing operation, from December 2005 until February 2008. From August 2003 to December 2005, he was the Senior Vice President-Sales, Marketing and Technology for Weavexx and from November 2004, he was also Senior Vice President of Operations for Weavexx. From August 2000 until August 2003, he was the Vice President-Sales and Marketing for Weavexx.
Eduardo Fracasso has served as President of Latin America since January 2008. From April 2007 to December 2007 he served as President-Xerium Brazil. Prior to that, he held various operational positions within our Brazilian subsidiaries over a period of approximately 18 years, most recently as Operational Director.
Robert P. Burke has served as President of Asia since July 2016. From April 2014 to June 2016, he served as Vice President Sales & Marketing - Asia. From October 2009 to March 2014, he served as Vice President Stowe Woodward Asia/ Country Manager China. Before joining Xerium, Mr. Burke was with Voith from 1997 to 2009, lastly serving as Senior Vice President - Asia Pacific from 2004 to 2009. He has more than 30 years of sales, operational, development, managerial and executive leadership experience within the industry.
Harald Weimer has served as President of Europe since January 2018. Prior to Xerium, Mr. Weimer had a nineteen year career with Heidelberger Druckmaschinen AG, a leading provider to the global printing industry, with increasing levels of responsibility. He most recently served as Executive Board Member, Sales and Service, for Heidelberger Druckmaschinen from April 2014 until November 2016. From 2011 to March 2014, he served as President of Heidelberg Americas Inc. Before Heidelberger Druckmaschinen, Mr. Weimer held leadership positions at Xerox. Mr. Weimer has 25 years of sales, technical, operational, managerial and executive leadership experience. Mr. Weimer holds a degree in industrial engineering from the University of Applied Sciences for Technology, Esslingen.
Michael F. Bly has served as Executive Vice President - Global Human Resources since April 15, 2013. From December 2009 to April 2013, he served as Vice President of Human Resources of Berry Plastics, a flexible packaging company. From August 2007 to December 2009, he served as Vice President of Human Resources at Pliant Corporation, a film and flexible packaging products producer for personal care, medical, food, industrial and agricultural markets.
William S. Butterfield has served as Executive Vice President - Chief Technology Officer since April 19, 2013. Prior to that he served as Vice President for Global Rolls Technology from 2006 until his promotion in April 2013. Mr. Butterfield has been with our rolls business since 1988 and has served in several capacities.
Phillip B. Kennedy has served as Vice President, General Counsel and Secretary since January 2017 and Executive Vice President since January 2018. Mr. Kennedy rejoined Xerium in 2017 after serving as a partner with Williams Mullen PC in Raleigh, North Carolina from November 2014 to December 2016. From September 2011 to November 2014, Mr. Kennedy served as the Company's Assistant General Counsel. Mr. Kennedy has over 13 years of relevant experience in corporate and securities law. Mr. Kennedy received his bachelor of arts and law degrees from the University of North Carolina at Chapel Hill.

CORPORATE GOVERNANCE

Corporate Code of Business Conduct and Ethics, Corporate Governance Guidelines

We have adopted a Corporate Code of Business Conduct and Ethics for our directors, officers, and employees, including our chief executive officer, chief financial officer and controller. A copy of our Corporate Code of Business Conduct and Ethics may be accessed free of charge by visiting our website at www.xerium.com or by requesting a copy from Investor Relations, Xerium Technologies, Inc., 14101 Capital Boulevard, Youngsville, NC 27596. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver from, a provision of the Corporate Code of Business Conduct and Ethics that applies to our chief executive officer, chief financial officer or controller by posting the amendment or waiver to our website. A copy of our Corporate Governance Guidelines may also be accessed free of charge by visiting our website at www.xerium.com or by requesting a copy from Investor Relations, Xerium Technologies, Inc., 14101 Capital Boulevard, Youngsville, NC 27596.

Stockholder Nomination Procedures

There has been no material change to the procedures by which stockholders may recommend nominees to the Company's Board of Directors since the Company last described those procedures in its definitive proxy statement for the 2017 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 1, 2017.

Audit Committee

John F. McGovern is the Chair and Ambassador April H. Foley and Mitchell I. Quain are the other current members of our Audit Committee. The Audit Committee met four times during 2017. The Board has determined that each member of our Audit Committee is independent within the meaning of the rules and regulations of the NYSE. Furthermore, as required by the rules and regulations of the Securities and Exchange Commission (the “SEC”), no member of the Audit Committee receives, directly or indirectly, any consulting, advisory, or other compensatory fees from us other than Board and committee fees. The Board has determined that John F. McGovern is an “audit committee financial expert” within the meaning of the rules and regulations of the SEC. The Audit Committee operates pursuant to a written charter that is available free of charge on our website at www.xerium.com or by requesting a copy from Investor Relations, Xerium Technologies, Inc., 14101 Capital Boulevard, Youngsville, NC 27596.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, certain of our officers and persons who own more than 10% of our common stock to file reports of ownership of, and transactions in, our common stock with the SEC. Based on our review of the reports required under Section 16(a) we have received, we believe that all of our directors, officers, and persons owning more than 10% of our common stock complied with all reporting requirements applicable to them with respect to transactions in 2017.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION & ANALYSIS

In this section, we discuss the compensation of Xerium’s named executive officers, or NEOs. We first provide an executive summary of the performance compensation earned during 2017. We then discuss our compensation philosophy, which informs how our Board’s Compensation Committee determines compensation for our NEOs, the elements of our compensation program and the rationale for specific 2017 pay decisions. Following this section, we have included certain tables where you will find detailed 2017 compensation information for our named executive officers for 2017 who were:

•	Mark Staton, President, Chief Executive Officer (CEO) and Board Member

•	Clifford E. Pietrafitta, Executive Vice President and Chief Financial Officer

•	David J. Pretty, President of North America

•	Eduardo Fracasso, President of Latin America

•	Michael F. Bly, Executive Vice President - Global Human Resources

•	Harold C. Bevis, Former President, Chief Executive Officer and Board Member
On April 28, 2017, Mr. Staton was hired as President and CEO to replace Mr. Bevis, however due to SEC rules, Mr. Bevis is considered a NEO with respect to 2017.

Realized Incentive Pay Below Targeted Incentive Pay for Performance through 2017
In 2017, Xerium shifted its focus from its asset repositioning efforts to focus on revenue growth and debt paydown. This strategic shift resulted in a leadership change in April 2017 and is reflected in the short- and long-term incentive compensation plans implemented in 2017.
For its 2017 short-term management incentive compensation plan (“2017 MIC”), Xerium kept free cash flow as a performance metric to reinforce the goal of debt paydown, replaced adjusted EBITDA with operating income in an effort to have a more streamlined measurement of operational performance over a short time horizon, and introduced revenue as a third performance metric to emphasize the Company's focus on growth.
The 2015-2017 long-term equity incentive plan (“2015 LTIP”), whose performance period concluded at the end of 2017, provided awards in the form of time-based restricted stock units, or RSUs, and performance-based RSUs. The time-based RSUs represented 35%, and the performance-based RSUs represented 65%, of the total number of RSUs awarded. The performance-based awards were further broken down into awards that vested upon achievement of a threshold cumulative adjusted EBITDA over the performance period and awards that vested based on Xerium’s total shareholder return (TSR) from the grant date. Consistent with past practice, the 2015 LTIP employed the adjusted EBITDA metric in an effort to drive sustained operational performance. The TSR metric aimed at rewarding the participants to the same extent that shareholders generally had benefited in stock price performance over the three-year period.
Despite exceeding the operating income target, the Company fell short of its free cash flow and revenue targets in the 2017 MIC. Similarly, over the three-year performance period of the 2015 LTIP Xerium's adjusted EBITDA and its TSR fell short of performance expectations in the 2015 LTIP. Due to this and consistent with our compensation philosophy of paying for performance, our NEOs who participated fully in each of these two incentive programs had 2017 realized incentive pay that was 49.6% below their targeted award amounts.

2017 MIC Performance Below Target. Chart 1 presents the contribution of each performance metric, on a percentage basis, as a component of the overall performance payout of 76.8% for 2017. As stated above, the Company exceeded the operating income metric, but its revenue and free cash flow fell below the targeted levels. The 2017 MIC is funded in cash.

Chart 1

2015 LTIP Performance Below Target. Chart 2 presents the thresholds, targets and maximum performance metrics under the 2015 LTIP. The 2015 LTIP is an equity plan funded with grants of (i) restricted stock units that remained contingent on continued employment with the Company through March 2, 2018, and (ii) performance stock units that vested based on the achievement of specified performance metrics as shown below for the three-year performance period ending 2017 and continued employment through March 2, 2018. The 2015 LTIP paid out at only 64.6% of the targeted number of shares of common stock.

Chart 2

*
Performance metrics stated in constant currency and may not correspond to the externally reported calculations over the relevant performance periods. For information on how adjusted EBITDA and free cash flow metrics are calculated, see “Adjusted EBITDA, Free Cash Flow and RONA Calculations” below.

**	Not applicable as performance period for purposes of determining the total shareholder return as return failed to meet the threshold performance percentile.

Compensation Philosophy and Objectives

We believe most of our executive’s compensation, in the short- and long-term, should be contingent on Company performance, which we believe aligns our executives’ interest with the creation of long-term stockholder value. With this guiding philosophy, the Compensation Committee has designed our compensation programs with the following objectives in mind:

•	reward executives for achievement of long-term goals with the objective of improving stockholder value;

•	motivate executives to excel with specific annual performance goals that reinforce the twin goals of debt paydown and revenue growth; and

•	enhance our ability to retain and, as necessary, attract superior employees to key positions.
Our pay-for-performance philosophy has generally led to a significant portion of each executive’s compensation being “at risk” annually and over multi-year performance periods. We also strive to provide an appropriate mix of short- and long-term compensation and of cash and equity or equity-linked units. While we have no specific policy or rigid formula regarding the proportion of total compensation that constitutes cash or is equity-based, in general our cash compensation plans reward current performance and our equity-based plans reward long-term performance and serve as a retention tool. In 2017, due to the limited shares remaining in our 2010 Equity Incentive Plan (the “2010 Equity Plan”), the Compensation Committee utilized equity-linked phantom stock units in its long-term compensation plan. In determining the appropriate mix of cash and equity-linked compensation for 2017, the Compensation Committee considered, among other things, the total amount of our equity that the executive officer held, the motivational value of various components of compensation to the executive officer, the cost to us of each compensation element, and the overall balance and reasonableness of the executive officer’s total compensation package.
In addition, we carefully benchmark our executive compensation program against a relevant group of similarly situated peer companies. We feel this benchmarking is relevant because we compete with these peers for the executive talent required to manage the operations of a multi-national industrial company like Xerium. In doing so, the Compensation Committee aims to set targeted total direct compensation, such as base salary, and variable incentive compensation close to the 50th percentile level of comparable companies for similar executive positions.

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
Role of Say-on-Pay Vote. At our 2017 Annual Meeting of Stockholders, we held a stockholder advisory vote to approve our 2016 executive compensation program, and 68.9% of the shares represented at the meeting voted to approve the program. While our 2017 compensation programs had been adopted prior to the stockholder advisory vote, because those 2017 programs had a similar mix of compensation elements to that of our plans when we last held a stockholder advisory vote in 2014, the Compensation Committee felt that their structures were appropriate due to the support received in 2014. However, the Compensation Committee introduced an operating income and revenue metric in the short-term plan, as mentioned above, and return on net assets, or RONA, metric, to the long-term plan, as will be detailed further below. Because we recommended, and the stockholders approved, holding an advisory vote on executive compensation on an annual basis, we are holding a say-on-pay advisory vote at the 2018 Annual Meeting of Stockholders, and our Compensation Committee will evaluate our future compensation practices based on the results of the vote.
Role of Executive Officers in Compensation Decisions. The CEO and the Executive Vice President - Global Human Resources (EVP-GHR) make recommendations to the Compensation Committee regarding compensation, including salary adjustments, structure of annual awards, annual award amounts, and specified performance thresholds at which incentives would be earned for the executive officers. The CEO and EVP-GHR discuss with the Compensation Committee our performance and the individual performance of the executive officers at least annually. While the Compensation Committee considers the recommendations of the CEO and EVP-GHR, the Compensation Committee ultimately decides salary adjustments, the structure of annual and long-term awards, and annual and long-term award amounts for all executive officers.
Compensation Consultant. During 2017, the Compensation Committee engaged Deloitte Consulting LLP, an independent executive compensation consultant, to analyze our executive compensation structure and plan designs, and to assess whether the compensation programs are competitive and support the Committee’s goal to align stockholders’ interests with those of the NEOs. Deloitte Consulting also provided the Compensation Committee with market data, which the Compensation Committee references when determining compensation for executive officers.
Benchmarking and Comparative Analysis. To assist in evaluating and setting compensation, Deloitte Consulting conducted an annual review of our cash and equity compensation programs for the CEO and other executive officers. Deloitte Consulting provided the Compensation Committee with relevant market data to consider in the context of analyzing the compensation of the executive officers.
Deloitte Consulting provided to the Compensation Committee comparative compensation data for our top executive positions at the 25th, 50th and 75th percentile levels based on a general industry published survey analysis. The Compensation Committee used this general industry survey as its primary reference in making 2018 compensation decisions. The Compensation Committee was not aware of the constituent companies in the Deloitte Consulting survey. The compensation components considered in the benchmarking analysis were base salary, target bonus as a percentage of base salary, target total cash compensation, grant value of long-term incentives, and target total direct compensation.

In addition to the general industry survey data, Deloitte Consulting also conducted a benchmarking analysis with respect to our NEOs based on a peer-group study of the publicly disclosed cash and equity compensation practices of 19 publicly held companies in the manufacturing industry. The companies included in the study were the following:

Albany International Corp.	Kadant Inc.
Altra Industrial Motion Corp.	Lawson Products, Inc.
Ampco-Pittsburgh Corp.	LS Starrett Co.
CIRCOR International, Inc.	Lydall Inc.
Columbus McKinnon Corporation	Neenah Paper, Inc.
Culp, Inc.	NN Inc.
EnPro Industries, Inc.	Proto Labs, Inc.
Gorman-Rupp	RBC Bearings Inc.
Hardinge Inc.	Standex International Corp.
Hurco Companies

These companies were chosen based on certain business characteristics similar to ours, including: annual revenues, employee headcount, geographic scope of business, type of business and peers determined by proxy advisory firms. Subsequent to the completion of the benchmarking study utilizing the above peers, the Compensation Committee revised its peer group and plans to benchmark executive compensation against the following companies in the future:

Albany International Corp.	Kadant Inc.
Ampco-Pittsburgh Corp.	Layne Christensen Company
CECO Environmental Corp.	Lydall Inc.
Columbus McKinnon Corporation	Manitex International, Inc.
Gorman-Rupp	NN Inc.
Jason Industries, Inc.	Sun Hydraulics Corporation
The Compensation Committee has also historically taken into account input from other sources, including input from other independent members of the Board, publicly available data relating to the compensation practices and policies of other companies within and outside of our industry, and targeted publications of independent associations of corporate directors.
Representatives of Deloitte Consulting have periodically attended meetings of the Compensation Committee. In utilizing Deloitte Consulting, no conflicts of interest were raised between them and the Company and Deloitte Consulting did not provide any additional consulting or other services to the Company in an amount exceeding $120,000. The Compensation

Committee has in the past and may in the future retain the services of third-party executive compensation specialists, as the Committee sees fit, in connection with the establishment of cash and equity compensation and related policies. Additionally, in accordance with its charter, the Compensation Committee formally assessed the independence of Deloitte Consulting in 2017 using the criteria promulgated by the New York Stock Exchange and determined the consultant to be independent.

2017 Executive Compensation Components

In 2017, the principal components of compensation, their purposes and their characteristics for our NEOs were:

Component	Purpose	Characteristics
Base Salary	To attract and retain talented executives and to reward their scope of responsibilities, experience and industry knowledge.	Fixed cash compensation. Generally and over time, targeted at the 50th percentile for similar executive positions at comparable companies.
Short-Term Performance-Based Cash Incentive Compensation
To motivate and reward executives to achieve or exceed annual goals, generally a corporate financial performance metric. In 2017, we used operating income, revenue and free cash flow as performance metrics. A third of the award was determined by each of the three metrics.

Annual performance-based compensation comprised of cash. Amount earned will vary depending on actual results achieved relative to targeted performance goals, which may be adjusted at our discretion to account for individual performance and contributions.

Long-Term Equity-Linked Incentive Compensation
To align economic interests of executives with the interests of long-term stockholders and to encourage executive retention. For the 2017 long-term incentive plan, the performance metrics were adjusted EBITDA and return on net assets, or RONA.

Consists of a mix of time-based and performance-based equity-based phantom stock units payable in cash. Allows participants to participate in upside and downside equity risk without exhausting limited equity pool. Compensation realized depends on continued service with the Company and achievement of performance goals.

Other (including benefits)	To attract and retain executives.	Employee benefits such as life insurance, retirement benefits, car allowances, country club dues and relocation expenses.

In general, for 2017 we did not have a policy or target for allocating compensation between long-term and short-term compensation, however, due to the limited shares available under the 2010 Equity Plan, all of the compensation was allocated as cash, of which the long-term portion will derive its ultimate value based on the Company's stock price performance. With respect to the long-term and short-term compensation elements, the Compensation Committee, in consultation with the CEO, EVP-GHR and Deloitte Consulting, determined what it believed to be the appropriate level and mix of the various compensation components. While the particular compensation objectives that each element of executive compensation served are set forth below, the Compensation Committee believed that each element of compensation, to a greater or lesser extent, served each of the objectives of our executive compensation program. Our goal was to provide our executive officers with compensation opportunities that were based upon our performance and their contribution to our performance.
2017 “At Risk” Compensation. As demonstrated in Chart 3 below, approximately 72.5% of our CEO’s 2017 targeted total direct compensation (consisting of base salary, inducement award, and short-term and long-term incentive awards) and approximately 53.0% of the average 2017 targeted total direct compensation for our other NEOs who served as an executive officer throughout 2017 was “at risk”, meaning that the receipt of such compensation was not guaranteed, but was contingent upon future events when granted.

Chart 3

For purposes of this graph, average NEO total targeted direct compensation includes the following elements of compensation of our NEOs: salary, targeted long-term incentive compensation and targeted short-term incentive compensation. The CEO's total targeted direct compensation includes salary, inducement restricted stock unit award, targeted long-term incentive award and targeted short-term incentive award.
Base Salary. The Compensation Committee annually reviews and approves the base salary of the CEO and our other executive officers.
In making salary determinations, the Compensation Committee considers various factors such as our performance, the executive’s performance, employment contracts (as applicable), responsibilities and leadership, years of experience, competitive salaries within the marketplace, and the executive’s total compensation package. Based on these factors and considering certain salary increases provided in 2016, the Compensation Committee determined that there would be no base salary increases for our NEOs in 2017.
The Compensation Committee believes the executive officers’ current salary levels support our compensation philosophy by allowing us to be competitive in attracting and retaining the talent we feel will help achieve our long-term goals as well as the Committee’s goal to set executive officer salaries close to the median (50th percentile) of comparable companies for similar executive positions.
Short-Term Incentive Compensation. The Compensation Committee believes that a substantial portion of the potential annual compensation of each executive officer should be in the form of annual performance-based incentives. Awards are based on achievement of performance goals established in the beginning of the year and are targeted for each participant as a percentage of base salary with targets ranging from 50% to 100% for the NEOs. These target ranges have been set based on the market data previously discussed and based on the executives expected contribution to performance. In 2017, potential payments ranged from 0% to 150% of the target award depending on whether results fell short of a threshold performance level or exceeded the targeted performance goal and, for 2017 individual awards could be further adjusted up or down by 20% based on individual contributions, provided that individual adjustments netted to zero so the total pool of awards did not exceed 150% of the target pool. This range of potential award payments underscores the Committee’s belief that no payments should be earned if performance fails to meet minimum expectations and that the top of the range should reward exceptional performance.
Our short-term incentive compensation awards support our compensation philosophy by motivating our executives to achieve performance goals that contribute to the Company’s short-term and long-term objectives and act as a financial incentive to attract and retain executive talent.
2017 Management Incentive Compensation Program. In February 2017, we adopted the 2017 MIC, which is our primary short-term incentive program. Each award under the 2017 MIC was entirely performance-based and vested only if (i) the participant remained continuously employed with us through December 31, 2017 (subject to certain exceptions) and (ii) the performance criteria, detailed below, were met. The Compensation Committee selected each of our executive officers, as well as certain other key employees, as participants in the 2017 MIC after consultation with the CEO. Under the 2017 MIC, each participant was assigned a specific target award equal to a percentage of his or her then-current base cash compensation (pro-rated for any partial year of service during 2017) and the specified target award percentages for the NEOs were as follows:

Name	Specified Target Award as Percentage of Salary
Mark Staton	100%
Clifford E. Pietrafitta	50%
David Pretty	50%
Eduardo Fracasso	50%
Michael F. Bly	50%
Harold C. Bevis	100%

We paid awards earned under the 2017 MIC in cash. We determined payouts under the 2017 MIC based on our performance against three metrics: operating income, free cash flow, and revenue. While operating income and adjusted EBITDA are similar measures, the Committee replaced adjusted EBITDA with operating income as a performance metric in 2017. Prior to 2017, the major asset repositioning projects the Company undertook made adjusted EBITDA an appropriate performance measure due to its ability to look past the costs of those programs to the underlying business performance. Because the major asset repositioning programs are generally complete, the Committee felt that operating income would represent a clearer picture of the Company's performance in 2017. Second, the Committee maintained free cash flow as a metric because it aligns with the Company's overall debt paydown goal and it represents the most direct method of measuring the Company's ability to accomplish that goal. Last, with the Company's shift in focus from asset repositioning to debt paydown and sales growth, the Committee added revenue as a straightforward metric to measure the Company's progress towards improved growth.
Full year performance of each of these metrics was measured relative to a sliding scale that was adjusted at the end of the year to reflect US GAAP currency exchange rate fluctuations relative to the U.S. Dollar in all markets as compared to the budgeted currency exchange rates at the beginning of the plan year. Under the 2017 MIC, each metric determined one-third of the 2017 MIC award.
The Compensation Committee set the target operating income metric at $57.5 million (on a constant currency basis). As shown in Chart 4 below, the sliding scale provided for payouts ranging from 0% of the potential target award if operating income was less than the minimum threshold level, which was $46.0 million for 2017. If operating income equaled the minimum threshold of $46.0 million, the payout would be equal to 25% of the target award. The payouts increased on a straight line basis for achievement of operating income above the minimum threshold level, up to the target threshold and then would increase on a different straight line basis for achievement of operating income up to 150% of the potential target award if we achieved operating income at a maximum level, which was $69.0 million for 2017.
The Compensation Committee set the target free cash flow metric at $18.0 million (on a constant currency basis). As shown in Chart 4 below, the sliding scale provided for payouts ranging from 0% of the potential target award under the target metric if free cash flow was less than the minimum threshold level, which was $12.6 million for 2017. If free cash flow equaled the minimum threshold of $12.6 million, the payout would be equal to 25% of the target award. The payouts increased on a straight line basis for achievement of free cash flow above the minimum threshold level, up to the target threshold and then would increase on a different straight line basis for achievement of free cash flow up to 150% of the potential target award if we achieved free cash flow at a maximum level, which was $23.4 million for 2017.

The Compensation Committee set the target revenue metric at $476 million (on a constant currency basis). As shown in Chart 4 below, the sliding scale provided for payouts ranging from 0% of the potential target award under the target metric if revenue was less than the minimum threshold level, which was $452 million for 2017. If free cash flow equaled the minimum threshold of $452 million, the payout would be equal to 25% of the target award. The payouts increased on a straight line basis for achievement of revenue above the minimum threshold level, up to the target threshold and then would increase on a different straight line basis for achievement of revenue up to 150% of the potential target award if we achieved revenue at a maximum level, which was $500 million for 2017.

Additionally, the Committee could adjust individual awards up or down by 20% based on an individual’s particular contributions during the year, subject to a cap of 180% of an individual’s target award. Individual adjustments, however, could only be made on a zero-sum basis so that the total award pool would not exceed 150% of the target pool.
In setting the operating income, free cash flow and revenue performance targets, our Compensation Committee believed the targets were reasonable proxies for our likely performance for 2017, based on our internal business segment and geographic region forecasts available at the time the 2017 MIC was adopted. The Compensation Committee also believed that the operating income, free cash flow and revenue targets were reasonably attainable, but not assured, as achievement would require, among other things, high levels of operational performance and effective responses to short-term market changes and challenges. In 2017, after adjusting actual results by the currency exchange rates in effect and other permitted adjustments such as the costs associated with our CEO transition in April 2017, we achieved operating income of $58.0 million, which was above the target of $57.5 million, however we achieved free cash flow of $14.7 million and revenue of $467.9 million, both of which were below their respective target levels of $18.0 million and $476 million, respectively. After assessing the executive officers’ individual performances and the Company’s overall performance, the Compensation Committee and the CEO determined not to adjust individual awards up or down.
Chart 4 presents the thresholds, targets and maximum performance metrics under our 2017 MIC, our actual performance for those metrics along the sliding scales described above and the calculation of the resulting payout.
Chart 4

2017 MIC awards earned by the NEOs who served throughout the year were as follows:

Named Executive Officer	2017 MIC Target	2017 MIC Payout
Mark Staton	$625,000	$480,000	(1)
Clifford E. Pietrafitta	$186,375	$143,136
David J. Pretty	$208,575	$160,186
Eduardo Fracasso (2)	$160,840	$123,525
Michael F. Bly	$131,250	$100,800
Harold C. Bevis (3)	$665,000	$170,240

(1)
Per the terms of his employment agreement, Mr. Staton was only entitled to a pro-rata portion of his 2017 MIC Target based on his start date of April 28, 2017, however based on his performance the Board elected to award Mr. Staton an amount equal to what he would have been entitled to had he been employed the full year.

(2)	Mr. Fracasso's 2017 MIC Target and 2017 MIC Payout have been converted from Brazilian Real at the exchange rate in effect at the time of payment, or $0.30 per Real.

(3)	Mr. Bevis received $170,240 as a pro-rata portion of his 2017 MIC award based on the Company’s performance for the full year and his employment with the Company through April 27, 2017.
Long-Term Compensation. As part of our executive compensation philosophy, we seek to create long-term performance incentives for our executive officers by aligning their economic interests with the interests of stockholders through time- and performance-based awards that vest over a three-year period provided the executive remains with the Company (subject to certain exceptions) and the pre-established performance thresholds are met. Consistent with the terms of our employment agreement with Mr. Staton, the Compensation Committee awarded Mr. Staton annual long-term compensation awards equal to $500,000. For the other NEOs, the Compensation Committee chooses the size and mix of time- and performance-based awards based on the executive’s role and positioning relative to the competitive market, as discussed above.

Besides aligning our executives’ financial interests with the interests of stockholders, our long-term awards are generally intended to support our stock ownership guidelines (discussed below) and provide an incentive for our executives to remain with Xerium over the performance periods.
2017 - 2019 Executive Long-Term Incentive Plan. In 2017, the Compensation Committee adopted the 2017-2019 long-term incentive plan (“2017 LTIP”) applicable to a 2017 - 2019 performance period. Awards granted in 2017 under the 2017 LTIP were not made under the 2010 Equity Plan due to the limited shares available in reserve at the time the 2017 LTIP was adopted. Instead, the awards were made in the form of phantom stock units, or PSUs, that will provide the economic equivalent of equity at vesting, but will be paid in cash at the conclusion of the plan. Our Compensation Committee may, from time to time, revise on a prospective basis, the Company’s LTIP programs, including the 2017 LTIP, based on then current market conditions and other factors.
For the 2017 LTIP, our CEO and EVP-GHR made recommendations to the Compensation Committee regarding the participants to be selected and the award terms. After considering those recommendations, the Compensation Committee set a specific target award amount for each participant in the 2017 LTIP. Awards under the 2017 LTIP are denominated as time-based and performance-based phantom stock units.
The time-based units account for 50% of the total units granted to each participant and vest on the third anniversary of the date of grant. The performance-based units account for the other 50% of the total units granted and vest if the Company meets certain financial goals established by the Compensation Committee. This even split between time- and performance-based units represents a departure from prior LTIPs in which the split was 35% time-based units and 65% performance-based units. The Committee rebalanced the mix of time- and performance-based units based on input from its outside compensation consultants and to bring its pay practices more in line with similarly situated companies. Consistent with its 2015 LTIP and its 2016 - 2018 long-term incentive plan (“2016 LTIP”), in its 2017 LTIP Xerium maintained cumulative adjusted EBITDA as a performance metric, but introduced return on net assets, or RONA, as a second metric in lieu of the free cash flow metric that had been introduced in the 2016 LTIP. Xerium has maintained cumulative adjusted EBITDA as a performance metric for its long-term plan because of that metric's ability to account for unexpected, unusual or non-recurring items that would be unforeseen when setting long-term plans. Given the significant asset investments and repositioning of the years immediately preceding 2017, the Committee felt RONA would be an appropriate metric to measure how efficiently management was utilizing those investments to create earnings. The Committee chose not to continue using total stockholder return as a metric due to the illiquid nature of our common stock and based on guidance from its outside compensation consultants.
Of the performance-based units, half will vest based on the degree to which the Company achieves a pre-established three-year cumulative adjusted EBITDA target, adjusted for currency fluctuations, over the performance period of January 1, 2017 through December 31, 2019 (the “adjusted EBITDA units”). Adjusted EBITDA units that vest will be delivered after the third anniversary of the grant date, or May 30, 2020, and will be paid in the form of cash in an amount equal to number of units vested multiplied by the average closing price of the Company's common stock for the 30 trading days prior to the payment date. The amount of units that vest will range from 50% to 200% of the employee’s total adjusted EBITDA units. Upon attainment of the board-approved adjusted EBITDA threshold, the adjusted EBITDA units will begin vesting on a straight-line basis from 50% of the units to 100% of the units at the board-approved adjusted EBITDA target, up to a maximum payout of 200% of the units at the board-approved adjusted EBITDA cap. Adjusted EBITDA performance between the board-approved threshold and the board-approved cap will result in an interpolated payout percentage of the adjusted EBITDA units between 50% and 200%.
The other half will of the performance-based units will vest based on the degree to which the Company achieves a pre-established three-year average return on net assets, or RONA, target, adjusted for currency fluctuations, over the performance period of January 1, 2017 through December 31, 2019 (the “RONA units”). RONA units that vest will be delivered after the third anniversary of the grant date, or May 30, 2020, and will be paid in the form of cash in an amount equal to number of units vested multiplied by the average closing price of the Company's common stock for the 30 trading days prior to the payment date. The amount of units that vest will range from 50% to 200% of the employee’s total RONA units. Upon attainment of the board-approved RONA threshold, the RONA units will begin vesting on a straight-line basis from 50% of the units to 100% of the units at the board-approved RONA target, up to a maximum payout of 200% of the units at the board-approved RONA cap. RONA performance between the board-approved threshold and board-approved cap will result in an interpolated payout percentage of the RONA units between 50% and 200%.
Subject to early acceleration and payment under certain circumstances consistent with the terms of the Company’s 2017 LTIP and LTIP Share Agreement thereunder, delivery of cash underlying the time-based and performance-based units that become vested are subject to the participant’s continued service to the Company through May 30, 2020.

The following table sets forth the number of time-based units, adjusted EBITDA units and RONA units awarded to our NEOs in 2017.

Name	Time-Based PSUs(1)	Adjusted EBITDA PSUs(2)	RONA PSUs(3)
Mark Staton(4)	36,443	18,222	18,221
Clifford E. Pietrafitta	18,222	9,111	9,111
David J. Pretty	18,222	9,111	9,111
Eduardo Fracasso	10,933	5,467	5,466
Michael F. Bly	14,213	7,107	7,106
Harold C. Bevis(5)	-	-	-

(1)	Time-based awards under the 2017 LTIP represent phantom stock units, or PSUs, that vest in one installment on May 30, 2020.

(2)
Adjusted EBITDA performance awards under the 2017 LTIP represent phantom stock units that vest if the participant remains continuously employed through May 30, 2020 and if certain performance criteria are met. As described above, depending on the cumulative adjusted EBITDA achieved over the three-year performance period, the participant may earn up to 200% of the number of PSUs listed in this column.

(3)
RONA performance awards under the 2017 LTIP represent PSUs that vest if the participant remains continuously employed through May 30, 2020 and if certain performance criteria are met. As described above, depending on the cumulative average RONA achieved over the three-year performance period, the participant may earn up to 200% of the number of PSUs listed in this column.

(4)	Mr. Staton is eligible to receive awards under all long term incentive plans at a value at the time of grant equal to $500,000.

(5)	Because the 2017 LTIP grant date occurred after Mr. Bevis' employment with the Company terminated, he was not a participant in the 2017 LTIP.

Adjusted EBITDA, Free Cash Flow and RONA Calculations. For purposes of the 2017 MIC, the 2015 LTIP, the 2016 LTIP and the 2017 LTIP, “adjusted EBITDA” means, with respect to any period, the total of (A) the consolidated net income for such period, plus (B) without duplication, to the extent that any of the following were deducted in computing such consolidated net income for such period: (i) provision for taxes based on income or profits, including, without limitation, federal, state, provincial, franchise and similar taxes, including any penalties and interest relating to any tax examinations, (ii) consolidated interest expense, (iii) consolidated depreciation and amortization expense, (iv) reserves for inventory in connection with plant closures, (v) consolidated operational restructuring costs, subject to annual limitations provided for in the Credit Facility, (vi) non-cash charges resulting from the application of purchase accounting, including push-down accounting, (vii) non-cash expenses resulting from the granting of common stock, stock options, restricted stock or restricted stock unit awards under equity compensation programs solely with respect to common stock, and cash expenses for compensation mandatorily applied to purchase common stock, (viii) non-cash items relating to a change in or adoption of accounting policies, (ix) non-cash expenses relating to pension or benefit arrangements, (x) expenses incurred as a result of the repurchase, redemption or retention of common stock earned under equity compensation programs solely in order to make withholding tax payments, (xi) amortization or write-offs of deferred financing costs, (xii) any non-cash losses resulting from mark to market hedging obligations (to the extent the cash impact resulting from such loss has not been realized in such period) and (xiii) other non-cash losses or charges (excluding, however, any non-cash loss or charge which represents an accrual of, or a reserve for, a cash disbursement in a future period), minus (C) without duplication, to the extent any of the following were included in computing consolidated net income for such period, (i) non-cash gains with respect to the items described in clauses (vi), (vii), (ix), (xi), (xii) and (xiii) (other than, in the case of clause (xiii), any such gain to the extent that it represents a reversal of an accrual of, or reserve for, a cash disbursement in a future period) of clause (B) above and (ii) provisions for tax benefits based on income or profits.
For purposes of the 2017 MIC, free cash flow means “net cash provided by operating activities” less “capital expenditures” plus “proceeds from disposals of property and equipment.”
For purposes of the 2017 LTIP, RONA, for any fiscal year, means the Company's "adjusted EBITDA" (as defined above) as of the end of such fiscal year divided by the average net assets, excluding cash, goodwill, intangible assets, notes payable, current and long-term debt, current and long-term capital leases, net current and long-term pension obligations and all income tax-related balance sheet accounts. Net assets is calculated as the average of the last five quarter ends as of the date of measurement. Average RONA means the average RONA as of the end of each of the fiscal years in the performance period.
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

401(k) Plans. Our NEOs resident in the United States participate in a tax-qualified defined contribution plan for non-union employees with a cash or deferred arrangement intended to qualify under Section 401(k) of the Code. The NEOs became eligible to participate in the plan after completing two months of employment with us. Each participant in the plan may elect to defer, in the form of contributions to the plan, up to the statutorily prescribed annual limit of compensation that would otherwise be paid to the participant in the applicable year. In 2017, under the plan in which our NEOs participate, we made a matching contribution of 100% of the first three percent of such participant’s compensation and 50% of the next two percent of such participants compensation.
Retirement Benefits. We maintain a pension plan for U.S. salaried employees, including one of our executive officers (the “non-union U.S. pension plan”). The non-union U.S. pension plan is a funded, tax-qualified, noncontributory defined-benefit pension plan and is described in more detail below under the heading “Pension Benefits.” On September 24, 2008, we announced that we were freezing pension benefit accruals under the non-union U.S. pension plan effective December 31, 2008, so that future service beyond December 31, 2008 would no longer be credited under the non-union U.S. pension plan. Employees who were vested as of December 31, 2008 were entitled to their benefit earned as of December 31, 2008. Mr. Pretty was vested as of December 31, 2008. No other NEOs were participants.
Perquisites and Other Personal Benefits. We provide the NEOs with perquisites and other personal benefits that the Compensation Committee believes are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior executive employees for key positions. These benefits include premiums paid for term life insurance policies, car allowances or an automobile for personal use, country club dues, housing and relocation expenses and annual physical exams. Attributed costs of the personal benefits described above for the NEOs for the fiscal year ended December 31, 2017, are included in the next to last column of the Summary Compensation Table below.
Employment Agreements. We have entered into Employment Agreements with certain key employees, including the NEOs. The employment agreements for the NEOs are described below under the heading “Employment Agreements and Potential Payments Upon Termination or Change in Control.” These agreements include severance arrangements and, in some cases, the level of severance is dependent upon the proximity of termination to a Change in Control (as defined in the applicable agreement). We believe that these arrangements support our ability to attract and retain superior executive employees and, if a change in control were to occur, would enhance our value by keeping our management team intact and focused on the best interests of the stockholders, rather than their own job security.
Management Stock Ownership Guidelines

Effective January 1, 2015, the Compensation Committee established stock ownership guidelines for executive officers to encourage them to have a long-term equity stake in Xerium and align their interests with stockholders.
The guidelines provide that each officer should hold a multiple of the officer’s annual salary in shares (both in terms of unvested awards and outstanding stock, and net of taxes at an assumed rate of 35%), as follows:

Position	Ownership Requirement (multiple of net salary)
Chief Executive Officer	5x
All other officers	1.5x
For purposes of the stock ownership guidelines, an “officer” means any member of our management that is eligible for awards under our LTIP.
Each officer has five years to achieve the minimum ownership requirement. Ownership is measured at the end of each fiscal year. In addition to shares held outright, the number of vested and non-vested RSUs (net of taxes) counts towards the ownership requirement. In addition, 33% of shares underlying stock options or warrants counts towards the ownership requirement. Mr. Staton has until 2022 to comply with these guidelines. All other executive officers are expected to own shares that have a value equal to 1.5 times their base salary by the later of January 1, 2020 or within five years after an officer first becomes subject to the guidelines.
 Tax and Accounting Implications

Deductibility of Executive Compensation. In establishing compensation, the Compensation Committee previously took into account the former provisions of Section 162(m) of the Code, which had exempted some performance-based compensation from the $1 million deduction limit. While the Compensation Committee had considered Section 162(m) of the Code, the effects of 162(m) were not determinative and the Compensation Committee has, however, approved compensation that does not qualify for the exemption to attract and retain executives or for other reasons. With the passing of the Tax Cuts and Jobs Act of 2017, the exception allowing the deduction of qualified performance-based compensation under Section 162(m) of the Code has been eliminated. While this exception no longer needs to be considered for establishing compensation, the Committee intends to structure its compensation programs to reward achievement of objective performance criteria.
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
Narrative Disclosure of Our Compensation Policies and Practices As They Relate to Our Risk Management

We have conducted a risk assessment of our compensation policies and practices to ensure that they do not foster risk taking above the level of risk associated with our business model. We believe that risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on us.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Form 10-K/A with management, and based upon such review of and discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A for filing with the SEC.
The foregoing report is provided by the following directors, who constitute the Compensation Committee:

Mr. Jay J. Gurandiano, Chair
Mr. Roger A. Bailey
Mr. Mitchell I. Quain
Mr. Alexander Toeldte

SUMMARY COMPENSATION TABLE

The following table sets forth information with respect to the compensation for our NEOs - our Chief Executive Officer, our Chief Financial Officer, and each of our three other most highly compensated executive officers (based on 2017 compensation) who were serving as executive officers at the end of 2017 and one officer, Mr. Bevis, who would have been among those three had he been serving as an executive officer at the end of 2017. Mr. Bevis left the Company on April 27, 2018.
Please see the section “Compensation Philosophy and Objectives” in Compensation Discussion & Analysis for additional information with respect to the proportionate elements of total compensation.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards(1) ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation (2) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(3) ($)		All Other Compensation ($)		Total ($)
Mark Staton	2017	$411,058	(4)	$125,000	(5)	$1,024,090	(6)	$—	$480,000	$—		$21,376	(7)	$2,061,524
President, Chief Executive Officer and Board Member
Clifford E. Pietrafitta	2017	$372,750		$—		$249,999		$—	$143,136	$—		$28,879	(8)	$794,764
Executive Vice President and Chief Financial Officer	2016	$372,750		$—		$221,031		$—	$134,693	$—		$26,730		$755,204
	2015	$355,000		$—		$225,000		$—	$64,344	$—		$25,238		$669,582

David Pretty	2017	$417,150				$249,999		$—	$160,186	$27,269	(9)	$24,310	(10)	$878,914
President of North America	2016	$417,150		$—		$270,156		$—	$150,737	$16,635		$24,021		$878,699
	2015	$405,000		$225,000	(11)	$275,000		$—	$73,406	$—		$25,238		$1,003,644

Eduardo Fracasso(12)	2017	$333,652		$—		$150,001		$—	$123,525	$—		$128,202	(13)	$735,380
President of Latin America	2016	$296,080		$—		$147,357		$—	$110,361	$—		$99,065		$652,863
	2015	$297,764		$—		$50,000		$—	$59,065	$—		$95,710		$502,539

Michael F. Bly	2017	$262,500		$—		$195,002		$—	$100,800	$—		$8,933	(14)	$567,235
Executive Vice President - Global Human Resources	2016	$262,500		$—		$191,563		$—	$94,854	$—		$16,387		$565,304

Harold C. Bevis(15)	2017	$665,000		$—		$—		$—	$170,240	$—		$27,809	(16)	$863,049
Former President, Chief Executive Officer and Director	2016	$665,000		$—		$1,375,339		$—	$480,596	$—		$29,355		$2,550,290
	2015	$665,000		$—		$1,400,000		$—	$241,063	$—		$38,344		$2,344,407

(1)
The amounts in this column reflect the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718, “Compensation - Stock Compensation” (“ASC Topic 718”) of the stock awards granted to our NEOs during 2015, 2016, and 2017, excluding the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in Note 10 to our audited financial statements for the fiscal year ended December 31, 2017. The amounts set forth may be more or less than the value ultimately realized by the NEOs based upon, among other things, the value of our common stock at the time of vesting of restricted stock unit awards, whether we achieve certain performance goals and whether such awards actually vest. For the performance-based portion of awards under the 2015 LTIP, the 2016 LTIP, or the 2017 LTIP, the amount reported is the grant date fair value based upon the probable outcome of such conditions at the time of grant in 2015, 2016, and 2017 respectively. For awards granted under the 2017 LTIP, 50% of the awards were granted in the form of time-based phantom stock units and 50% were granted in the form of performance-based phantom stock units, all of which will be payable, if at all, in cash.

(2)
Represents the cash award earned by each NEO pursuant to the terms of our Management Incentive Compensation Plan. In 2017, each NEO received awards equal to 76.8% of their targeted awards. Per the terms of his employment agreement, Mr. Staton was only entitled to a pro-rata portion of his 2017 MIC Target based on his start date of April 28, 2017, however based on his performance the Board elected to award Mr. Staton an amount equal to what he would have been entitled to had he been employed the full year.

(3)	The amounts in this column represent changes in pension value from the prior year. None of our NEOs received any preferential earnings on nonqualified deferred compensation in 2017.

(4)	Pro rata portion of Mr. Staton's annual salary of $625,000, based on a start date of April 28, 2017.

(5)	One-time sign-on bonus paid at the time his employment commenced.

(6)	Inclusive of 600,000 restricted stock units awarded pursuant to that certain Inducement Restricted Stock Award Agreement dated June 2, 2017 and 72,886 phantom stock units granted May 30, 2017.

(7)
Includes $8,100 in respect of employer contributions to Mr. Staton's 401(k) account and $3,205 in respect of premiums for group term life insurance policies for the benefit of Mr. Staton. In addition, reflects perquisites and other personal benefits in the aggregate of $10,067, which includes (i) $6,277 associated with an automobile allowance; and (ii) $3,794 associated with country club dues.

(8)
Includes $10,800 in respect of employer contributions to Mr. Pietrafitta’s 401(k) account and $4,435 in respect of premiums for group term life insurance policies for the benefit of Mr. Pietrafitta. In addition, reflects perquisites and other personal benefits in the aggregate amount of $13,644, which includes (i) $7,200 associated with an automobile allowance; and (ii) $6,444 associated with country club dues.

(9)
The actuarial value of benefits under the pension plan for Mr. Pretty increased by $27,269 during the year ended December 31, 2017, increased by $16,635 during the year ended December 31, 2016, and decreased by $10,337 during the year ended December 31, 2015.

(10)
Includes $8,100 in respect of employer contributions to Mr. Pretty’s 401(k) account and $2,566 in respect of premiums for group term life insurance policies for the benefit of Mr. Pretty. In addition, reflects perquisites and other personal benefits in the aggregate amount of $13,644, which includes (i) $7,200 associated with an automobile allowance; and (ii) $6,444 associated with country club dues.

(11)	Consists of a retention bonus in the amount of $225,000 paid to Mr. Pretty, which was met upon Mr. Pretty’s continued employment on August 15, 2015.

(12)
The 2017 salary for Mr. Fracasso is converted from Brazilian Real at an assumed exchange rate of $0.31 per Real, which represents the average exchange rate for 2017. The 2016 salary for Mr. Fracasso is converted from Brazilian Real at an assume exchange rate of $0.29 per Real, which represents the average exchange rate for 2016. The 2015 salary for Mr. Fracasso is converted from Brazilian Real at an assumed exchange rate of $0.30 per Real, which represents the average exchange rate for 2015.

(13)
Includes $20,222 representing the value of Mr. Fracasso’s personal use of an automobile that we own, $45,154 related to medical/dental benefits and life insurance premiums paid by us, $46,054 in contributions to Mr. Fracasso’s private retirement savings plan and $16,772 for accrued vacation benefits.

(14)	Includes $7,269 in respect of employer contributions to Mr. Bly’s 401(k) account and $1,664 in respect of premiums for group term life insurance policies for the benefit of Mr. Bly.

(15)	Mr. Bevis’s employment with the Company terminated on April 27, 2018.

(16)
Includes $19,022 in respect of employer contributions to Mr. Bevis’ 401(k) account and $2,074 in respect of premiums for group term life insurance policies for the benefit of Mr. Bevis. In addition, reflects perquisites and other personal benefits in the aggregate amount of $6,713, which includes (i) $4,063 associated with an automobile allowance; and (ii) $2,650 associated with country club dues.

GRANT OF PLAN-BASED AWARDS

The following table sets forth information with respect to plan-based awards granted to NEOs in 2017.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)				All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(4)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Mark Staton	4/28/17	$156,250	$625,000	$937,500
	5/30/17				18,222	36,443	72,886					$249,999
	5/30/17								36,443			$249,999
	6/2/17						600,000	(5)				$524,092

Clifford E. Pietrafitta	2/22/17	$46,594	$186,375	$279,563
	5/30/17				9,111	18,222	36,444					$125,003
	5/30/17								18,221			$124,996

David Pretty	2/22/17	$52,144	$208,575	$312,863
	5/30/17				9,111	18,222	36,444					$125,003
	5/30/17								18,221			$124,996

Eduardo Fracasso	2/22/17	$40,210	$160,840	$241,260
	5/30/17				5,467	10,933	21,866					$75,000
	5/30/17								10,993			$75,412

Michael F. Bly	2/22/17	$32,813	$131,250	$196,875
	5/30/17				7,107	14,213	28,426					$97,501
	5/30/17								14,213			$97,501

Harold C. Bevis	2/22/17	$166,250	$665,000	$997,500

(1)	These columns show the range of payouts targeted under the 2017 MIC as described under the section entitled “Short-Term Incentive Compensation” in Compensation Discussion & Analysis.

(2)
These columns show the range of payouts of performance-based phantom stock units under the 2017 LTIP as described under the section entitled “Long-Term Compensation” in Compensation Discussion & Analysis. The performance-based phantom stock units vest in one installment on May 30, 2020, upon achievement of certain performance criteria.

(3)	Grant of time-based phantom stock units under the 2017 LTIP. The time-based phantom stock units vest in one installment on May 30, 2020.

(4)
Except for the 600,000 unit award for Mr. Staton described in footnote (5) below, the amounts in this column reflect the aggregate grant date fair value computed in accordance with ASC Topic 718 of the stock and option awards granted to our NEOs during 2017, excluding the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in Note 10 to our audited financial statements for the fiscal year ended December 31, 2017. The amounts set forth may be more or less than the value ultimately realized by the NEO based upon, among other things, whether we achieve certain performance goals and whether such awards actually vest. For awards subject to performance conditions, such as performance-based awards under the 2017 LTIP, the amount reported is the grant date fair value based upon the probable outcome of such conditions.

(5)
Grant of performance-based inducement restricted stock unit award on June 2, 2017 pursuant to an Inducement Restricted Stock Unit Award Agreement. Subject to earlier payment upon a "Change in Control" or termination of Mr. Staton's employment by the Company without "Cause" or by Mr. Staton for "Good Reason" (as such terms are defined in the inducement award agreement), the number of shares earned would be payable on October 28, 2020.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table sets forth information for the NEOs regarding outstanding equity awards held as of December 31, 2017.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(1) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(1) ($)
Mark Staton	—	—	—	—	—			$—	600,000	(2)	$2,556,000
						36,443	(3)	$155,247	36,443	(4)	$155,247

Clifford E. Pietrafitta	—	—	—	—	—	4,931	(5)	$21,006	9,158	(6)	$39,013
						15,410	(7)	$65,647	28,620	(8)	$121,921
						18,222	(3)	$77,626	18,221	(4)	$77,621

David J. Pretty	—	—	—	—	—	6,027	(5)	$25,675	11,193	(6)	$47,682
						18,836	(7)	$80,241	34,980	(8)	$149,015
						18,222	(3)	$77,626	18,221	(4)	$77,621

Eduardo Fracasso	—	—	—	—	—	1,096	(5)	$4,669	2,035	(6)	$8,669
						10,274	(7)	$43,767	19,080	(8)	$81,281
						10,933	(3)	$46,575	10,933	(4)	$46,575

Michael F. Bly	—	—	—	—	—	2,740	(5)	$11,672	5,087	(6)	$21,671
						13,356	(7)	$56,897	24,804	(8)	$105,665
						14,213	(3)	$60,547	14,213	(4)	$60,547

Harold C. Bevis	—	—	—	—	—	—	(9)	$—	—	(9)	$—

(1)	Market values in this table are determined using a price per share of our common stock of $4.26, the closing price on the NYSE on the last trading day in 2017.

(2)
Reflects unvested performance-based restricted stock units granted on June 2, 2017 pursuant to an Inducement Restricted Stock Unit Award Agreement. Subject to earlier payment upon a "Change in Control" or termination of Mr. Staton's employment by the Company without "Cause" or by Mr. Staton for "Good Reason" (as such terms are defined in the inducement award agreement), the number of shares earned would be payable on October 28, 2020.

(3)
Reflects unvested time-based phantom stock units granted under the 2017 LTIP with a grant date of May 30, 2017 and a vesting date of May 30, 2020. These phantom stock unit awards are payable in cash in an amount equal to the number of units that vest, if any, multiplied by the 30-day average closing price of our common stock at the time of payment.

(4)
Reflects unvested performance-based phantom stock units granted under the 2017 LTIP with a grant date of May 30, 2017 and a vesting date of May 30, 2020. These phantom stock unit awards are payable in cash in an amount equal to the number of units that vest, if any, multiplied by the 30-day average closing price of our common stock at the time of payment.

(5)
Reflects unvested time-based restricted stock units granted under the 2015 LTIP with a grant date of March 2, 2015 and a vesting date of March 2, 2018. As described under the section entitled “Realized Incentive Pay Below Targeted Incentive Pay for Performance through 2017” in Compensation Discussion & Analysis, 100% of these time-based restricted stock units vested, before withholdings for taxes, on March 2, 2018.

(6)
Reflects unvested performance-based restricted stock units granted under the 2015 LTIP with a grant date of March 2, 2015 and a vesting date of March 2, 2018. Although this column shows 100% of the outstanding performance-based restricted stock units awarded under the 2015 LTIP for the applicable NEOs above, as described under the section entitled “Realized Incentive Pay Below Targeted Incentive Pay for Performance through 2017” in Compensation Discussion & Analysis, only 29.6% of these performance-based restricted stock units vested, before withholdings for taxes, on March 2, 2018.

(7)	Reflects unvested time-based restricted stock units granted under the 2016 LTIP with a grant date of May 4, 2016 and a vesting date of May 4, 2019.

(8)	Reflects unvested performance restricted stock units granted under the 2016 LTIP with a grant date of May 4, 2016 and a vesting date of May 4, 2019.

(9)	Mr. Bevis held no equity awards at December 31, 2017.

OPTION EXERCISES AND STOCK VESTED TABLE

The following table sets forth information for the NEOs regarding the value realized during 2017 by such executives pursuant to shares acquired upon exercise of stock options and vesting of stock awards.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Mark Staton	—	$—	—		$—
Clifford E. Pietrafitta	—	$—	3,273	(1)(2)	$22,911	(1)
David Pretty	—	$—	4,363	(1)(3)	$30,541	(1)
Eduardo Fracasso	—	$—	2,181	(1)(4)	$15,267	(1)
Michael F. Bly	—	$—	5,454	(1)(5)	$38,178	(1)
Harold C. Bevis	—	$—	258,017	(6)(7)	$1,811,279	(6)

(1)
Restricted stock units that vested under the 2014-2016 Long-Term Incentive Plan (“2014 LTIP”). Thirty-five percent (35%) of the restricted stock unit awards were time-based and sixty-five percent (65%) were performance-based. Market value was determined using a price per share of our common stock of $7.00, the closing price on the NYSE on May 8, 2017 and the vesting date under the 2014 LTIP.

(2)	Of these vested shares, 1,079 were withheld by us in respect of tax obligations, resulting in a net issuance of 2,194 shares.

(3)	Of these vested shares, 1,438 were withheld by us in respect of tax obligations, resulting in a net issuance of 2,925 shares.

(4)	Of these vested shares, 600 were withheld by us in respect of tax obligations, resulting in a net issuance of 1,581 shares.

(5)	Of these vested shares, 1,797 were withheld by us in respect of tax obligations, resulting in a net issuance of 3,657 shares.

(6)
Includes 258,017 time-based and performance-based restricted stock units that vested on a pro-rata basis based on Mr. Bevis’ last day of employment with us of April 27, 2018 under the terms of the 2014 LTIP, the 2015 LTIP, and the 2016 LTIP. Market value was determined using a price per share of our common stock of $7.02, the closing price on the NYSE on May 5, 2017.

(7)	Of these vested shares, 111,883 were withheld by us in respect of tax obligations, resulting in a net issuance of 146,134 shares.

PENSION BENEFITS

Pension Plan. Xerium’s non-union U.S. pension plan for U.S. salaried employees, including its executive officers, and U.S. non-union hourly employees is a funded, tax-qualified, noncontributory defined-benefit pension plan. Benefits under the non-union U.S. pension plan are based upon an employee’s years of service and the average of the employee’s highest five calendar years of compensation in the last ten calendar years of service with us and our subsidiaries, the “final average earnings,” and are payable after retirement. Covered employees become vested in the non-union U.S. pension plan after the completion of five years of vesting service. Earnings covered by the non-union U.S. pension plan are total cash compensation, including salary and bonuses, less taxable fringe benefits, as defined in the plan. Benefits under the non-union U.S. pension plan are calculated as an annuity equal to 0.9% to 1.4% of the participant’s final average earnings multiplied by years of service. For purposes of the annual pension benefit calculation, final average earnings could not exceed $245,000. Contributions to the non-union U.S. pension plan were made entirely by us and were paid into a trust fund from which the benefits of participants will be paid. The benefits listed in the table below are not subject to any deduction for Social Security, but are subject to offset by accrued benefits under specified predecessor plans.
On September 24, 2008, we announced that we were freezing benefit pension accruals under the non-union U.S. pension plan effective December 31, 2008 so that future service beyond December 31, 2008 have not been credited under the non-union U.S. pension plan. Employees who were vested as of December 31, 2008 were entitled to their benefit earned as of December 31, 2008. Current employees who were not vested as of December 31, 2008 were entitled to their benefit earned as of December 31, 2008 upon five years of continuous employment from date of hire. Mr. Pretty is the only NEO participating in the non-union U.S. pension plan.

The following table sets forth information on the present value of accumulated benefits payable to each of NEO, including the number of years of service credited to each such NEO, under the non-union U.S. pension plan (to the extent that such NEO participates in the non-union U.S. pension plan) determined using interest rate and mortality rate assumptions consistent with those used in our audited financial statements for the fiscal year ended December 31, 2017.

Name	Plan Name	Number of Years Credited Service(1) (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Mark Staton	—	—	—	—
Clifford E. Pietrafitta	—	—	—	—
David J. Pretty	non-union U.S. pension plan	8.917	$228,815	—
Eduardo Fracasso	—	—	—	—
Michael F. Bly	—	—	—	—
Harold C. Bevis	—	—	—	—

(1)	As of December 31, 2017. Covered employees become vested in the non-union U.S. pension plan after the completion of five years of vesting service. Credited service was frozen in 2008.

NONQUALIFIED DEFERRED COMPENSATION

None of the NEOs received any nonqualified deferred compensation in 2017.

EMPLOYMENT AGREEMENTS AND POTENTIAL PAYMENTS UPON
TERMINATION OR CHANGE IN CONTROL

We have entered into an employment agreement with each of Mark Staton, Clifford E. Pietrafitta, David Pretty, Eduardo Fracasso, Michael F. Bly and, previously, Harold C. Bevis. The employment period under the agreements will continue until terminated by us or the NEO. The employment agreements for these executives provide, or in the case of Mr. Bevis, provided, the specific terms set forth below.
For additional information with respect to the employment agreements between us and our NEO, please see the section “Employment Agreements” in Compensation Discussion & Analysis.
Also set forth below, after the description of the applicable employment agreement, are tables that show the potential amounts payable to each of the NEO in accordance with their respective employment agreements and other agreements with us in the event of termination of such executive’s employment in the circumstances described in the category headings of the tables, assuming that such termination was effective as of December 31, 2017, except for Mr. Bevis, for whom we show the benefits he received subsequent to his departure on April 27, 2017. With the exception of Mr. Bevis, the amounts in the tables are estimates of the amounts which would be paid out to the executives in accordance with their respective employment agreements upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from us. Regardless of the manner in which a NEO’s employment terminates, he may be entitled to receive amounts earned during his term of employment. Such amounts include earned and unpaid base salary, vacation pay, and regular pension benefits (see “Pension Benefits” above). Each NEO was also a participant in the 2017 MIC, which provided that participants were entitled to receive their award if certain performance targets were met and if they were employed with us on December 31, 2017. For additional information with respect to the 2017 MIC, please see the section “Short-Term Incentive Compensation” in Compensation Discussion & Analysis.
Mark Staton. Mr. Staton serves as a Director and as our President and Chief Executive Officer. As of December 31, 2017, Mr. Staton receives a base salary of $625,000, which may be increased at the discretion of the Board. His employment agreement provides that Mr. Staton is eligible to participate in our annual bonus plan at a minimum target participation level of 100% of his base salary.
If Mr. Staton terminates his employment other than for “good reason” (as defined in his employment agreement), he is entitled to his unpaid salary and benefits through his date of termination. If his employment terminates because of his death or disability, then he is entitled to his earned and unpaid salary through his date of termination and the payout he would have earned under our annual bonus plan for the year in which the termination occurs, prorated to reflect the number of days that he worked in the year. Under the terms of our LTIPs, if his employment terminates as a result of death or disability, a prorated portion of all unvested restricted stock units vests upon such termination. If we terminate his employment for any other reason other than “cause” (as defined in his employment agreement), or if he terminates his employment for “good reason,” then he is entitled to (i) receive an amount in cash equal to one and one-half (1.5) times his base salary paid over the following 18 months, (ii) payment of his COBRA premiums for a period of up to eighteen (18) months following the date of termination if he elects to continue participating in the Company’s healthcare plans pursuant to COBRA, (iii) outplacement services and financial planning assistance consistent with such services available to other senior officers, (iv) receive the payout he would have earned under our annual bonus plan for the year in which the termination occurs, prorated to reflect the number of days that he worked in the year, (v) a prorated portion of all unvested outstanding phantom stock units under our LTIPs, and (vi) shares of common stock underlying his sign-on special incentive opportunity restricted stock unit award (referred to as the "special incentive opportunity") to the extent that any such shares vest within the six month period after his date of termination.

If any such termination occurs within two years following certain specified change of control transactions, then he is entitled to (i) receive an amount in cash equal to two (2.0) times his base salary paid in a lump sum, (ii) payment of his COBRA premiums for a period of up to two-four (24) months following the date of termination if he elects to continue participating in the Company’s healthcare plans pursuant to COBRA, (iii) receive the payout he would have earned under our annual bonus plan for the year in which the termination occurs, prorated to reflect the number of days that he worked in the year, and (iv) shares of common stock under the special incentive opportunity to the extent any such shares vest in connection with the change of control transaction. Additionally, upon the occurrence of a change of control, all outstanding unvested phantom stock units, other than those subject to his special incentive opportunity, would immediately vest upon such change of control. The value of such restricted stock unit awards as of December 31, 2017 was $310,494. Pursuant to the special incentive opportunity, assuming the stock price paid or implied in a change of control transaction meets or exceeds either $10.00, $15.00 or $20.00 per share, Mr. Staton would be entitled to receive a certain number of shares immediately prior to the consummation of such transaction based on the number of months that elapse between the time the Company first employed Mr. Staton to the date the transaction closes, with the first measurement period being 18 months from the date his employment began and the latest measurement period being 42 months from the date his employment began. The number of shares that he may earn based on the stock price and time frame in which such price is achieved are set forth in a matrix attached as Exhibit A to his employment agreement. If the stock price per share or implied value of the change of control transaction is between either $10.00 and $15.00 or between $15.00 and $20.00, then the number of shares earned will be interpolated on a straight line basis for shares in between the indicated levels set forth on the matrix based on the actual calendar date of the change of control transaction. Because the Company's stock price was below the threshold value of $10.00 per share at December 31, 2017, Mr. Staton would not have been entitled to any shares pursuant to the special incentive opportunity at year-end.

If we terminate his employment for “cause,” he is entitled only to payment of his earned and unpaid base salary for the period prior to termination. The timing of certain of the payments described above may be delayed under Section 409A of the Code.

The employment agreement also imposes certain non-competition and non-solicitation obligations on Mr. Staton during his employment and for a period of 18 or 24 months after his employment terminates depending on the circumstances.

Potential Payments to Mr. Staton upon Termination at December 31, 2017:

Reason for Termination	Cash Severance Payment(1)	Equity Awards(2)	Continuation of Medical/ Dental Benefits	Excise Tax Gross-up	Benefits under Life Insurance Policies the Premiums for which are Paid for By Xerium	Total Termination Benefits
Death	$480,000	$60,374	$—	$—	$1,000,000	$1,540,374
Disability(3)	$480,000	$60,374	$—	$—	$—	$540,374
By Xerium for Cause or by Executive without Good Reason(3)	$480,000	$—	$—	$—	$—	$480,000
By Xerium without Cause or by the Executive for Good Reason and not within 24 months after a Change of Control(3)	$1,417,500	$310,494	$14,682	$—	$—	$1,742,676
By Xerium without Cause or by the Executive for Good Reason and within 24 months after a Change of Control(3)	$1,730,000	$310,494	$19,576	$—	$—	$2,060,070

(1)
The amounts set forth under cash severance payments may be payable over time as continuation of the payment of base salary or in a lump sum as described in the description of Mr. Staton’s employment agreement above. In addition, this column includes cash payments under our 2017 MIC that were payable as a result of Mr. Staton being employed by us on December 31, 2017.

(2)	The amounts set forth under equity awards do not include the value of any shares underlying the special incentive opportunity as those shares would not have vested at December 31, 2017.

(3)	As such capitalized terms are defined in Mr. Staton’s employment agreement.

Clifford E. Pietrafitta. Mr. Pietrafitta serves as our Executive Vice President and Chief Financial Officer. As of December 31, 2017, Mr. Pietrafitta receives a base salary of $372,750, which may be increased for subsequent years at the discretion of the Board. Under the terms of his employment agreement, Mr. Pietrafitta is eligible to participate in our annual bonus plan at a minimum target participation level of 50% of his base salary.
If Mr. Pietrafitta terminates his employment other than for “good reason” (as defined in his employment agreement), he is entitled to his unpaid salary and benefits through his date of termination. If his employment terminates because of his death or disability, then he is entitled to his earned and unpaid salary through his date of termination and any payout he would have earned under our annual bonus plans for the year in which the termination occurs, prorated to reflect the number of days that he worked in the year. In addition, if his employment terminates because of disability, he is entitled to participate in medical/dental benefit plans for 18 months (or such longer period as may be provided in our benefit plans). Under the terms of our LTIPs, if his employment terminates as a result of death or disability a prorated portion of all unvested restricted stock and phantom units vests upon such termination. If we terminate his employment for any other reason (other than “cause” as defined in the employment agreement), or if he terminates his employment for “good reason,” then he is entitled to (i) receive his base salary for one year, (ii) participate in medical/dental benefit plans for one year (or such longer period as may be provided in our benefit plans) and (iii) a prorated portion of all unvested outstanding restricted stock and phantom stock units under our LTIPs, provided that the timing of certain payments may be delayed under Section 409A of the Code. If any such termination were to occur within three months prior to or two years following certain specified change of control transactions, then the period of base salary and medical/dental benefit continuation would be 18 months instead of one year. Additionally, upon the occurrence of a change in control, all unvested restricted stock and phantom units would immediately vest upon such change of control. The value of such restricted stock and phantom units as of December 31, 2017 was $402,834. If we terminate his employment for “cause,” he is entitled only to payment of his earned and unpaid base salary for the period prior to termination.
The employment agreement also imposes certain non-competition and non-solicitation obligations on Mr. Pietrafitta during his employment and for a period of one year or 18 months after his employment terminates depending on the circumstances.

Potential Payments to Mr. Pietrafitta upon Termination at December 31, 2017:

Reason for Termination	Cash Severance Payment (1)	Equity Awards	Continuation of Medical/ Dental Benefits	Excise Tax Gross-up	Benefits under Life Insurance Policies the Premiums for which are Paid for By Xerium	Total Termination Benefits
Death	$143,136	$167,133	$—	$—	$745,000	$1,055,269
Disability (2)	$143,136	$167,133	$13,145	$—	$—	$323,414
By Xerium for Cause or by the Executive without Good Reason (2)	$143,136	$—	$—	$—	$—	$143,136
By Xerium without Cause or by the Executive for Good Reason and not within 3 months before or 24 months after a Change of Control (2)	$515,886	$167,133	$8,763	$—	$—	$691,782
By Xerium without Cause or by the Executive for Good Reason and within 3 months before or 24 months after a Change of Control (2)	$702,261	$402,834	$13,145	$—	$—	$1,118,240

(1)
The amounts set forth under cash severance payments are payable over time as continuation of the payment of base salary or in a lump sum as described in the description of Mr. Pietrafitta’s employment agreement above. In addition, this column includes cash payments under our 2017 MIC that were payable as a result of Mr. Pietrafitta being employed by us on December 31, 2017.

(2)	As such capitalized terms are defined in Mr. Pietrafitta’s employment agreement.

David Pretty. Mr. Pretty serves as President of North America. As of December 31, 2017, Mr. Pretty receives a base salary of $417,150, which may be increased at the discretion of the Board. Under the terms of his employment agreement, Mr. Pretty is eligible to participate in our annual bonus plan at a minimum target participation level of 50% of his base salary.
If Mr. Pretty terminates his employment other than for “good reason” (as defined in his employment agreement), he is entitled to his unpaid salary and benefits through his date of termination. If his employment terminates because of his death or disability, then he is entitled to his earned and unpaid salary through his date of termination. In addition, if his employment terminates because of disability, he is entitled to participate in medical/dental plans for 18 months (or such longer period as may be provided in our benefit plans). Under the terms of our LTIPs, if his employment terminates as a result of death or disability, a prorated portion of all unvested restricted stock and phantom stock units vests upon such termination. If we terminate his employment for any other reason (other than “cause” (as defined in the employment agreement)), or if he terminates his employment for “good reason” (as defined in the employment agreement), then he is entitled to (i) receive his base salary for one year, (ii) participate in medical/dental benefit plans for one year (or such longer period as may be provided in our benefit plans) and (iii) a prorated portion of all unvested outstanding restricted stock and phantom stock units under our LTIPs, provided that the timing of certain payments may be delayed under Section 409A of the Code. If any such termination occurs within three months prior to or two years following certain specified change of control transactions, then the period of base salary and medical/dental benefit continuation shall be 18 months instead of one year. Additionally, upon the occurrence of a change in control, all unvested restricted stock and phantom stock units would immediately vest upon such change of control. The value of such restricted stock and phantom stock units as of December 31, 2017 was $457,861. If we terminate his employment for “cause,” he is entitled only to payment of his earned and unpaid base salary for the period prior to termination.
The employment agreement also imposes certain non-competition and non-solicitation obligations on Mr. Pretty during his employment and for a period of one year after his employment terminates. Mr. Pretty also participated in our non-union U.S. pension plan. For a description of the non-union U.S. pension plan, and the amounts payable to Mr. Pretty thereunder, see “Pension Benefits” above.

Potential Payments to Mr. Pretty upon Termination at December 31, 2017:

Reason for Termination	Cash Severance Payment (1)	Equity Awards	Continuation of Medical/ Dental Benefits	Excise Tax Gross-up	Benefits under Life Insurance Policies the Premiums for which are Paid for By Xerium	Total Termination Benefits
Death	$160,186	$218,423	$—	$—	$834,300	$1,212,909
Disability (2)	$160,186	$218,423	$20,520	$—	$—	$399,129
By Xerium for Cause or by the Executive without Good Reason (2)	$160,186	$—	$—	$—	$—	$160,186
By Xerium without Cause or by the Executive for Good Reason and not within 3 months before or 24 months after a Change of Control (2)	$577,336	$218,423	$13,680	$—	$—	$809,439
By Xerium without Cause or by the Executive for Good Reason and within 3 months before or 24 months after a Change of Control (2)	$785,911	$457,861	$20,520	$—	$—	$1,264,292

(1)
The amounts set forth under cash severance payments are payable over time as continuation of the payment of base salary or in a lump sum as described in the description of Mr. Pretty’s employment agreement above. In addition, this column includes cash payments under our 2017 MIC that were payable as a result of Mr. Pretty being employed by us on December 31, 2017.

(2)	As defined in Mr. Pretty’s employment agreement.

Eduardo Fracasso. Mr. Fracasso has served as President of Latin America since January 2008. As of December 31, 2017, Mr. Fracasso receives a base salary of approximately $333,652 (at an exchange rate of approximately $0.31 per Brazilian Real, the average exchange rate for 2017), subject to increase from time to time according to Brazilian law. His employment agreement provides that Mr. Fracasso is eligible to participate in our annual incentive bonus plan at a minimum target participation level of 50% of his base salary for the applicable year.

If Mr. Fracasso terminates his employment other than for “good reason” (as defined in his employment agreement), he is entitled to his earned and unpaid salary through his date of termination. If Mr. Fracasso’s employment terminates because of his death, then he is entitled to his earned and unpaid salary through his date of termination. Under the terms of our LTIPs, if his employment terminates as a result of death or disability, a prorated portion of all unvested restricted stock and phantom stock units vests upon such termination. If we terminate his employment for any other reason (other than “cause” (as defined in the employment agreement)), or if he terminates his employment for “good reason” (as defined in the employment agreement), then he is entitled to (i) receive his base salary for one year, (ii) participate in medical/dental benefit plans for one year (or such longer period as may be provided in our benefit plans) and (iii) a prorated portion of all unvested outstanding restricted stock and phantom stock units under our LTIPs. If any such termination occurs within three months prior to or two years following certain specified change of control transactions, then the period of base salary and medical/dental benefit continuation shall be 18 months. Additionally, upon the occurrence of a change in control, all unvested restricted stock and phantom stock units would immediately vest upon such change of control. The value of such restricted stock and phantom stock units as of December 31, 2017 was $231,535. If we terminate his employment for “cause,” he is entitled only to payment of his earned and unpaid base salary for the period prior to termination.

The employment agreement also imposes certain non-competition and non-solicitation obligations on Mr. Fracasso during his employment and for a period of one year after his employment terminates.

Potential Payments to Mr. Fracasso upon Termination at December 31, 2017:

Reason for Termination	Cash Severance Payment (1)	Equity Awards	Continuation of Medical/ Dental Benefits	Excise Tax Gross-up	Benefits under Life Insurance Policies the Premiums for which are Paid for By Xerium		Total Termination Benefits
Death	$123,525	$96,331	$—	$—	$145,082	(3)	$364,938
Disability (2)	$123,525	$96,331	$67,731	$—	$—		$287,587
By Xerium for Cause or by the Executive without Good Reason (2)	$123,525	$—	$—	$—	$—		$123,525
By Xerium without Cause or by the Executive for Good Reason and not within 3 months before or 24 months after a Change of Control (2)	$457,177	$96,331	$45,154	$—	$—		$598,662
By Xerium without Cause or by the Executive for Good Reason and within 3 months before or 24 months after a Change of Control (2)	$624,003	$231,535	$67,731	$—	$—		$923,269

(1)	As defined in Mr. Fracasso’s Employment Agreement.

(2)
The amounts set forth under cash severance payments are payable over time as continuation of the payment of base salary or in a lump sum as described in the description of Mr. Fracasso’s employment agreement above. In addition, this column includes cash payments under our 2017 MIC that were payable as a result of Mr. Fracasso being employed by us on December 31, 2017.

(3)	Converted from 480,542 Brazilian Real at a December 31, 2017 exchange rate of $0.30 per Real.

Michael F. Bly. Mr. Bly serves as our Executive Vice President - Global Human Resources. As of December 31, 2017, Mr. Bly receives a base salary of $262,500, which may be increased for subsequent years at the discretion of the Board. Under the terms of his employment agreement, Mr. Bly is eligible to participate in our annual bonus plan at a minimum target participation level of 50% of his base salary.
If Mr. Bly terminates his employment other than for “good reason” (as defined in his employment agreement), he is entitled to his unpaid salary and benefits through his date of termination. If his employment terminates because of his death or disability, then he is entitled to his earned and unpaid salary through his date of termination and any payout he would have earned under our annual bonus plans for the year in which the termination occurs, prorated to reflect the number of days that he worked in the year. In addition, if his employment terminates because of disability, he is entitled to participate in medical/dental benefit plans for 18 months (or such longer period as may be provided in our benefit plans). Under the terms of our LTIPs, if his employment terminates as a result of death or disability a prorated portion of all unvested restricted stock and phantom stock units vests upon such termination. If we terminate his employment for any other reason (other than “cause” as defined in the employment agreement), or if he terminates his employment for “good reason,” then he is entitled to (i) receive his base salary for 18 months, (ii) participate in medical/dental benefit plans for 18 months (or such longer period as may be provided in our benefit plans) and (iii) a prorated portion of all unvested outstanding restricted stock and phantom stock units under our LTIPs, provided that the timing of certain payments may be delayed under Section 409A of the Code. If any such termination were to occur within three months prior to or two years following certain specified change of control transactions, then the period of base salary and medical/dental benefit continuation would be two years instead of 18 months. Additionally, upon the occurrence of a change in control, all unvested restricted stock and phantom stock units would immediately vest upon such change of control. The value of such restricted stock and phantom stock units as of December 31, 2017 was $316,999. If we terminate his employment for “cause,” he is entitled only to payment of his earned and unpaid base salary for the period prior to termination.
The employment agreement also imposes certain non-competition and non-solicitation obligations on Mr. Bly during his employment and for a period of one year or 18 months after his employment terminates depending on the circumstances.

Potential Payments to Mr. Bly upon Termination at December 31, 2017:

Reason for Termination	Cash Severance Payment (1)	Equity Awards	Continuation of Medical/ Dental Benefits	Excise Tax Gross-up	Benefits under Life Insurance Policies the Premiums for which are Paid for By Xerium	Total Termination Benefits
Death	$100,800	$139,903	$—	$—	$525,000	$765,703
Disability (2)	$100,800	$139,903	$22,457	$—	$—	$263,160
By Xerium for Cause or by the Executive without Good Reason (2)	$100,800	$—	$—	$—	$—	$100,800
By Xerium without Cause or by the Executive for Good Reason and not within 3 months before or 24 months after a Change of Control (2)	$494,550	$139,903	$14,971	$—	$—	$649,424
By Xerium without Cause or by the Executive for Good Reason and within 3 months before or 24 months after a Change of Control (2)	$625,800	$316,999	$22,457	$—	$—	$965,256

(1)
The amounts set forth under cash severance payments are payable over time as continuation of the payment of base salary or in a lump sum as described in the description of Mr. Bly’s employment agreement above. In addition, this column includes cash payments under our 2017 MIC that were payable as a result of Mr. Bly being employed by us on December 31, 2017.

(2)	As defined in Mr. Bly’s employment agreement.

Harold C. Bevis. Mr. Bevis served as a Director and our President and Chief Executive Officer until April 27, 2017. In connection with his termination and pursuant to contractual terms, we provided or are providing (i) his base salary of $665,000 in monthly installments for 18 months, (ii) a pro rata portion of his 2017 MIC payment based on the number of days he remained employed with us in 2017 and the Company’s full-year performance, (iii) a pro rata portion of his restricted stock units under his outstanding LTIP awards and (iv) medical/dental plan benefits for 18 months.

The employment agreement also imposed certain non-solicitation obligations on him for a period of two years after his employment terminated.

Actual Payments due to Mr. Bevis in connection with his departure were:

Reason for Termination	Cash Severance Payment (1)	Equity Awards	Continuation of Medical/ Dental Benefits	Excise Tax Gross-up	Total Termination Benefits
Termination without Cause	$$1,167,740	$1,811,279	$20,520	$—	$2,999,539

(1)
A portion of the amounts set forth under cash severance payments have been paid in lump sums to Mr. Bevis. In addition, this column includes a pro rata portion of the cash payments under our 2017 MIC that were payable to Mr. Bevis based on the Company’s performance during 2017 and his partial employment during 2017.

CEO PAY RATIO

The 2017 annual total compensation of our median compensated employee other than Mr. Staton was $43,919. Mr. Staton's total annual compensation was $2,061,524, and the ratio of Mr. Staton's annual compensation to the median employee's annual compensation is 47 to 1. The median employee was selected utilizing 2017 taxable wages excluding the CEO, and the total annual compensation for this employee was calculated using the same methodology we use for our named executive officers as set forth in the Summary Compensation Table, utilizing data as of December 31, 2017. The analysis includes employees who were employed by the Company as of December 31, 2017, full-time and part-time workers. Compensation information for employees hired during 2017 was annualized and included within the median employee analysis.

COMPENSATION OF DIRECTORS

Employee directors do not receive additional compensation for service on the Board or its committees. The Nominating and Governance Committee reviews and makes recommendations to the Board regarding the compensation of directors. The Board approves the compensation of directors. In 2017, we did not engage a compensation consulting firm to conduct a review of our 2017 cash and equity compensation program for non-employee directors. However, the Nominating and Governance Committee conducted their own review of our cash and equity compensation program for non-employee directors and determined no changes were desired or necessary at the time.
Non-Management Director Compensation Policy at December 31, 2017

Non-management directors receive an annual retainer of $132,000, which is paid pursuant to the Xerium Technologies, Inc. Directors’ Deferred Stock Unit Plan. Under the plan, 54% of the retainer is paid in the form of a grant of deferred stock units. Non-management directors are given the opportunity to elect to receive the remainder of such retainer in deferred stock units or in cash.
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
Director Compensation

The following table sets forth information for the compensation earned by the individuals who served as non-employee directors of Xerium for service on the Board or committees of the Board during the fiscal year ended December 31, 2017.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Roger A. Bailey	$60,720	$71,280	$—	$—	$—	$—	$132,000
Ambassador April H. Foley	$65,720	$71,280	$—	$—	$—	$—	$137,000
Jay J. Gurandiano (2)	$43,000	$99,000	$—	$—	$—	$—	$142,000
John F. McGovern	$70,720	$71,280	$—	$—	$—	$—	$142,000
Mitchell I. Quain(3)	$22,846	$66,000	$—	$—	$—	$—	$88,846
Alexander Toeldte	$60,720	$71,280	$—	$—	$—	$—	$132,000
James F. Wilson	$115,720	$71,280	$—	$—	$—	$—	$187,000

(1)
The amounts in these columns reflect the aggregate grant date fair value computed in accordance with ASC Topic 718 of the stock awards granted to non-employee directors during 2017. Assumptions used in the calculation of these amounts are included in Note 10 to our audited financial statements for the fiscal year ended December 31, 2017. Each stock unit corresponds to one share of our common stock. If a director’s service on the Board is terminated, such director will, as appropriate, (i) receive as of the end of the quarter in which his or her service ends the number of shares of common stock that equals the number of pro rata deferred stock units the director has earned during that quarter, and (ii) six months after such termination, receive the number of shares of common stock that equals the number of deferred stock units the director has earned if such director either elected to defer conversion of the deferred stock units or held deferred stock units under the director compensation plan in effect prior to March 15, 2011. Dividends are paid on these deferred stock units at the same rate as dividends on our common stock (if any), but only in the form of additional deferred stock units, as applicable.

(2)	Pursuant to the terms of our Directors’ Deferred Stock Unit Plan, Mr. Gurandiano elected to receive additional shares of stock in lieu of cash.

(3)
Mr. Quain joined the Board effective April 27, 2017. Due to tax rules, for his first quarter of service on the Board for the quarter ended June 30, 2017, Mr. Quain was paid a pro rata portion of fees all in cash. Pursuant to the terms of our Directors’ Deferred Stock Unit Plan, Mr. Quain elected to receive 100% of his fees for the remaining quarters in the year in the form of deferred stock units in lieu of cash.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During all or part of 2017, Messrs. Gurandiano, Bailey, Quain, Toeldte and Wilson served on the Compensation Committee. During 2017, none of our executive officers served as: (i) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Compensation Committee; (ii) a director of another entity, one of whose executive officers served on the Compensation Committee; or (iii) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of Xerium. No current or former officers or employees of Xerium served on the Compensation Committee during 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the amount of our common stock beneficially owned, directly or indirectly, as of April 27, 2018, by (i) based on information filed with the SEC, each person known by us to beneficially own more than 5% of our common stock; (ii) each current member of the Board; (iii) each of our named executive officers and (iv) all members of the Board and all of our current executive officers as a group, and the percentage of the common stock outstanding represented by each such amount. As of April 30, 2018, the total number of shares of our common stock outstanding was 16,427,603. Except as indicated in the footnotes to the table, each person has sole voting and investment power with respect to all shares indicated as beneficially owned by such person. Except as indicated in the footnotes to this table, the address for each person listed below is c/o Xerium Technologies, Inc., 14101 Capital Boulevard, Youngsville, NC 27596.

	Common Stock, par value $0.001 per share
Name of Beneficial Owner	Number	Percent
Carl Marks Management Company, LLC (1)	2,064,452	12.6%
TSSP Sub-Fund HoldCo LLC (2)	1,561,350	9.5%
Wynnefield Capital Inc. (3)	1,169,240	7.1%
Tocqueville Asset Management L.P. (4)	879,008	5.4%
Barington Capital Group, L.P. et. al. (5)	826,618	5.0%
Mark Staton	20,000	*
Clifford E. Pietrafitta (6)	46,401	*
David Pretty (7)	57,130	*
Eduardo Fracasso (8)	46,814	*
Michael F. Bly (9)	22,872	*
Harold Bevis (10)	679,133	4.1%
Roger A. Bailey	50,434	*
Ambassador April H. Foley (11)	56,051	*
Jay J. Gurandiano (12)	52,937	*
John F. McGovern (13)	18,000	*
Mitchell I. Quain (14)	23,502	*
Alexander Toeldte	27,554	*
James F. Wilson (15)	2,126,509	12.9%
All directors and executive officers as a group (16 people)	2,566,940	15.6%

(*)	Less than 1%.

(1)
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

(2)	TSSP Sub-Fund HoldCo LL’s address is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

(3)	Wynnefield Capital Inc.’s address is 450 Seventh Ave., Ste 509, New York, NY 10123.

(4)	Tocqueville Asset Management L.P.’s address is 40 West 57th Street, 19th Floor, New York, NY 10019.

(5)
The other members of this reporting group are Barington Companies Equity Partners, L.P., Barington Companies Investors, LLC, LNA Capital Corp., and James A. Mitarotonda (each of the foregoing and together with Barington Capital Group, L.P., the "Barington Group"), Hilco Inc. and Jeffery B. Hecktman (the "Hilco Group"), 1 NBL EH, LLC and Joseph R. Gromeck (the "1 NBL EH Group"), and Michelle G. Applebaum. The address of the Barington Group, is 888 Seventh Ave., 6th Floor, New York, NY 10019. The address of the Hilco Group is 5 Revere Dr., Ste 206, Northbrook, IL 60062. The address of the 1 NBL EH Group is 1 North Bay Ln., East Hampton, NY 11937. The address of Michelle G. Applebaum is 392 Woodland Rd., Highland Park, IL 60035.

(6)
Excludes 44,030 shares of common stock underlying restricted stock units held by the executive officer that will not vest and, therefore, are not convertible into shares of common stock within 60 days of April 27, 2018.

(7)
Excludes 53,816 shares of common stock underlying restricted stock units held by the executive officer that will not vest and, therefore, are not convertible into shares of common stock within 60 days of April 27, 2018.

(8)
Excludes 29,354 shares of common stock underlying restricted stock units held by the executive officer that will not vest and, therefore, are not convertible into shares of common stock within 60 days of April 27, 2018.

(9)
Excludes 38,160 shares of common stock underlying restricted stock units held by the executive officer that will not vest and, therefore, are not convertible into shares of common stock within 60 days of April 27, 2018.

(10)	Mr. Bevis departed the Company on April 27, 2017. Shares stated are based on the Company’s records. The Company does not know whether Mr. Bevis still beneficially owns these shares or has sold them.

(11)
Excludes 8,234 shares of common stock underlying director deferred stock units held by the non-management director. Such deferred stock units will be settled in shares of common stock six months after the director’s departure from the Board, and thus are not convertible into shares of common stock within 60 days of April 27, 2018.

(12)
Includes 3,556 shares of common stock (not including shares in respect of future dividend payments on our common stock) that will be paid to the non-management director upon the termination of his service on the Board in respect of outstanding restricted stock units earned as part of the director’s compensation for service on the Board. Excludes 2,228 shares of common stock underlying director deferred stock units held by the non-management director. Such deferred stock units will be settled in shares of common stock six months after the director’s departure from the Board, and thus are not convertible into shares of common stock within 60 days of April 27, 2018.

(13)
Excludes 64,285 shares of common stock underlying director deferred stock units held by the non-management director. Such deferred stock units will be settled in shares of common stock six months after the director’s departure from the Board, and thus are not convertible into shares of common stock within 60 days of April 27, 2018.

(14)
Excludes 19,765 shares of common stock underlying director deferred stock units held by the non-management director. Such deferred stock units will be settled in shares of common stock six months after the director’s departure from the Board, and thus are not convertible into shares of common stock within 60 days of April 27, 2018

(15)
Mr. Wilson’s business address is c/o Carl Marks Management Company, L.P., 900 Third Avenue, 33rd Floor, New York, NY 10022. Represents 2,064,452 shares of common stock described in note (2) above and 62,057 shares of common stock owned directly by Mr. Wilson. Mr. Wilson is a managing member of Carl Marks Management Company, LLC, CMSI GP, LLC and Carl Marks GP, LLC. Carl Marks Management Company, LLC is the registered investment adviser of CMSI and CMSO. CMSI GP, LLC is the general partner of CMSI, and Carl Marks GP, LLC is the general partner of CMSO. Mr. Wilson’s beneficial ownership is limited to (i) his direct ownership of 62,057 shares of common stock and (ii) his indirect interest (if any) in the shares of common stock held by CMSI and CMSO, limited to his pecuniary interest in CMSI and CMSO (if any). Excludes 2,228 shares of common stock underlying director deferred stock units held by the non-management director. Such deferred stock units will be settled in shares of common stock six months after the director’s departure from the Board, and thus are not convertible into shares of common stock within 60 days of April 27, 2018.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information with respect to Xerium’s equity compensation plans at December 31, 2017.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	363,286	na	294,820

Equity compensation plans not approved by security holders	-	na	-

Total	363,286	na	294,820

Please see the discussion above under "Employment Agreements and Potential Payments Upon Termination or Change in Control" for a discussion of the equity compensation plans not approved by security holders, which were granted in connection with the appointment of Mr. Staton.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

DIRECTOR INDEPENDENCE

The Board has adopted Corporate Governance Guidelines that include standards for the independence of directors in accordance with the rules and regulations of the New York Stock Exchange (the “NYSE”). The standards for the independence of directors are included in the Corporate Governance Guidelines available on our website at www.xerium.com. Using the standards set forth in the Corporate Governance Guidelines, the Board has determined that each of Ambassador Foley and Messrs. Bailey, Gurandiano, McGovern, Quain, Wilson and Toeldte is independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the aggregate fees billed for professional services rendered to us by Ernst & Young LLP in 2017 and 2016. A description of those fees and services follows the table.

	2017	2016
Audit fees(a)	$1,840,000	$1,756,200
Audit-related fees(b)	92,500	145,700
Tax fees(c)	324,100	—
All other fees	—	—
Total fees	$2,256,600	$1,901,900

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

(b)
Audit-related fees were for technical, financial reporting, and compliance services that are reasonably related to the performance of the audit or review of our financial statements, including those required in connection with the Company's registration statement on Form S-4, and that are not included under the heading “Audit fees.”

(c)	Tax fees include tax compliance, tax planning, and tax advice.
The Audit Committee is responsible for pre-approving all audit and non-audit services rendered by Ernst & Young LLP. The Audit Committee has adopted a policy which sets forth procedures and conditions pursuant to which services proposed to be performed by the independent registered public accounting firm may be pre-approved. Under the policy, unless the Audit Committee states a different term, the term of any pre-approval extends from the date of the pre-approval until the next meeting of the Audit Committee at which it reviews all outstanding pre-approvals and renews, modifies and/or discontinues each such pre-approval. The Audit Committee has delegated certain pre-approval responsibilities to its Chair, currently Mr. McGovern. Any services pre-approved by the Chair are to be reported to the Audit Committee at its next general meeting. Any proposed services exceeding pre-approved cost levels or with scope greater than that which is pre-approved requires specific approval by the Audit Committee in advance of the provision of the service. The Audit Committee pre-approved all audit and non-audit services rendered by Ernst & Young LLP for the years ended December 31, 2017 and December 31, 2016.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1(1)*	Joint Prepackaged Plan of Reorganization, as confirmed by the bankruptcy court on May 12, 2010.
2.2(2)	Confirmation Order, dated May 12, 2010.
3.1(3)	Second Amended and Restated Certificate of Incorporation of Xerium Technologies, Inc.
3.2(4)	Amended and Restated By-Laws of Xerium Technologies, Inc.
4.1(5)	Form of Stock Certificate.
4.2(6)	Dividend Reinvestment Plan.
4.3(7)	Indenture among the Company, the guarantor parties thereto and U.S. Bank National Association as Trustee, dated August 9, 2016.
4.4(8)	Form of 9.500% Senior Secured Notes due 2021 (included in exhibit 4.3).
4.5(9)	Pledge and Security Agreement among the Company, the grantor parties thereto and U.S. Bank National Association as Collateral Agent, dated August 9, 2016.
10.1(10)	Director Nomination Agreement entered into by and among the Company, Carl Marks Strategic Investments, L.P., and Carl Marks Strategic Opportunities Fund, L.P., dated May 25, 2010.
10.2(11)+	Amendment No. 1 to 2010 Equity Incentive Plan.
10.3(12)+	Amendment No. 2 to 2010 Equity Incentive Plan.
10.4(13)+	Form of Independent Director Indemnification Agreement entered into between the Registrant and certain independent directors.
10.5(14)+	Directors’ Deferred Stock Unit Plan.
10.6(15)+	Employment Agreement with Harold C. Bevis.
10.7(16)+	Employment Agreement with Clifford E. Pietrafitta.
10.8(17)+	Amended and Restated Employment Agreement with David Pretty.
10.9(18)+	Amendment to Amended and Restated Employment Agreement with David Pretty.
10.10(19)+	Amendment No. 3 to Employment Agreement with David Pretty.
10.11(20)+	Employment Agreement with Eduardo Fracasso.
10.12(21)+	Form of December 2011 Amendment to Employment Agreements with senior executive officers.
10.13(22)+	Employment Agreement with Michael Bly.
10.14(23)+	Employment Agreement with William Butterfield.
10.15(24)+	2014-2016 Executive Long Term Incentive Plan and Form of Agreement
10.16(25)+	Form of 2015 Long Term Incentive Plan Award Agreement
10.17(26)	Translated version of Fixed Asset Loan Agreement by and between Xerium China, Co., Ltd and Industrial and Commercial Bank of China Limited, Shanghai-Jingan Branch dated July 17, 2015.
10.18(27)	Translated version of Guarantee Agreement between Stowe Woodward (Changzhou) Roll Technologies Co. Ltd. and Industrial and Commercial Bank of China Limited, Shanghai-Jingan Branch dated July 17, 2015.
10.19(28)	Translated version of Guarantee Agreement between Xerium Asia Pacific (Shanghai) Limited and Industrial and Commercial Bank of China Limited, Shanghai-Jingan Branch dated July 17, 2015.
10.20(29)	Revolving Credit and Guarantee Agreement, dated as of November 3, 2015
10.21(30)	Amendment No. 1 to Revolving Credit and Guarantee Agreement, dated as of February 19, 2016
10.22(31)	Amendment No. 2 to Revolving Credit and Guarantee Agreement, dated as of August 9, 2016
10.23(32)	Amendment No. 3 to Revolving Credit and Guarantee Agreement, dated as of November 30, 2016
10.24(33)	2016-2018 Executive Long Term Incentive Plan and Form of Agreement
10.25(34)	Third Amendment to Revolving Credit Agreement
10.26(35)+	Form of 2017 MIC Agreement
10.27(36)+	Employment Agreement with Mark Staton.

Exhibit No.	Description of Exhibit
10.28(37)+	Restricted Stock Unit Agreement with Mark Staton
10.29(38)+	Form of 2017 Long Term Incentive Plan
10.30(40)+	Form of 2018 MIC Agreement
10.31(39)+	Form of 2018 Long Term Incentive Plan
10.32(41)+	Employment Agreement with Harald Weimer
21.1(42)	Subsidiaries of the Registrant.
23.1(43)	Consent of Ernst & Young LLP.
31.1(44)	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(45)	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.4	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1(46)	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(47)	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2010, and incorporated herein by reference.
(2)	Filed as Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2010, and incorporated herein by reference.
(3)	Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(4)	Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2015, and incorporated herein by reference.
(5)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(6)	Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on February 20, 2007, and incorporated herein by reference.
(7)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 9, 2016, and incorporated herein by reference.
(8)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 9, 2016, and incorporated herein by reference.
(9)	Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 9, 2016, and incorporated herein by reference.
(10)	Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010, and incorporated herein by reference.
(11)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2011, and incorporated herein by reference.
(12)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2013, and incorporated herein by reference.
(13)	Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2008, and incorporated herein by reference.
(14)	Filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011 and incorporated herein by reference.

(15)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2012, and incorporated herein by reference.
(16)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011, and incorporated herein by reference.
(17)	Filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2009, and incorporated herein by reference.
(18)	Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011, and incorporated herein by reference.
(19)	Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2012, and incorporated herein by reference.
(20)	Filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K filed on March 26, 2010, and incorporated herein by reference.
(21)	Filed as Exhibit 10.56 to the Registrant’s Registration Statement on Form S-4 filed on December 22, 2011, and incorporated herein by reference.
(22)	Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2013, and incorporated herein by reference.
(23)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2013, and incorporated herein by reference.
(24)	Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 5, 2014, and incorporated herein by reference.
(25)	Filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on May 11, 2015, and incorporated herein by reference.
(26)	Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 22, 2015, and incorporated herein by reference.
(27)	Filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 22, 2015, and incorporated herein by reference.
(28)	Filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on July 22, 2015, and incorporated herein by reference.
(29)	Filed as Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K filed on March 14, 2016, and incorporated herein by reference.
(30)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 27, 2016, and incorporated herein by reference.
(31)	Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on October 27, 2016, and incorporated herein by reference.
(32)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2016, and incorporated herein by reference.
(33)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2016, and incorporated herein by reference.
(34)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 3, 2017, and incorporated herein by reference.
(35)	Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 3, 2017, and incorporated herein by reference.
(36)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 1, 2017, and incorporated herein by reference.
(37)	Filed as Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 filed on June 2, 2017, and incorporated herein by reference.
(38)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 30, 2017, and incorporated herein by reference.
(39)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 30, 2018, and incorporated herein by reference.
(40)	Filed as Exhibit 10.30 to the Registrant's Annual Report on Form 10-K filed on February 28, 2018, and incorporated herein by reference.
(41)	Filed as Exhibit 10.32 to the Registrant's Annual Report on Form 10-K filed on February 28, 2018, and incorporated herein by reference.
(42)	Filed as Exhibit 21.1 to the Registrant's Annual Report on Form 10-K filed on February 28, 2018, and incorporated herein by reference.
(43)	Filed as Exhibit 23.1 to the Registrant's Annual Report on Form 10-K filed on February 28, 2018, and incorporated herein by reference.

(44)	Filed as Exhibit 31.1 to the Registrant's Annual Report on Form 10-K filed on February 28, 2018, and incorporated herein by reference.
(45)	Filed as Exhibit 31.2 to the Registrant's Annual Report on Form 10-K filed on February 28, 2018, and incorporated herein by reference.
(46)	Filed as Exhibit 32.1 to the Registrant's Annual Report on Form 10-K filed on February 28, 2018, and incorporated herein by reference.
(47)	Filed as Exhibit 32.2 to the Registrant's Annual Report on Form 10-K filed on February 28, 2018, and incorporated herein by reference.
+	Management contract or compensatory arrangement or plan.
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

XERIUM TECHNOLOGIES, INC.

Date: April 30, 2018	By	/s/ Phillip B. Kennedy
	Name:	Phillip B. Kennedy
	Title:	Executive Vice President, General Counsel & Secretary