Form 10-Q
period 2018-03-31
XERIUM TECHNOLOGIES INC
filed 2018-04-30
CIK 1287151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________
FORM 10-Q
________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
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
 ________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of April 30, 2018 was 16,427,603.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Xerium Technologies, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$9,901	$17,253
Accounts receivable, net	82,473	76,633
Inventories, net	76,647	74,725
Prepaid expenses	13,685	11,335
Other current assets	16,845	15,316
Total current assets	199,551	195,262
Property and equipment, net	281,442	282,378
Goodwill	67,178	64,783
Intangible assets	5,658	5,965
Non-current deferred tax asset	11,198	10,103
Other assets	9,211	9,358
Total assets	$574,238	$567,849
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$8,622	$8,398
Accounts payable	40,256	39,856
Accrued expenses	51,082	64,155
Current maturities of long-term debt	9,855	10,614
Total current liabilities	109,815	123,023
Long-term debt, net of current maturities	484,929	473,904
Liabilities under capital leases	15,189	15,952
Non-current deferred tax liability	13,601	12,897
Pension, other post-retirement and post-employment obligations	68,901	69,205
Other long-term liabilities	9,944	9,334
Commitments and contingencies
Stockholders’ deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value, 20,000,000 shares authorized; 16,413,179 and 16,367,743 shares outstanding as of March 31, 2018 and December 31, 2017, respectively	16	16
Paid-in capital	432,785	432,489
Accumulated deficit	(455,814)	(457,712)
Accumulated other comprehensive loss	(105,128)	(111,259)
Total stockholders’ deficit	(128,141)	(136,466)
Total liabilities and stockholders’ deficit	$574,238	$567,849
See accompanying notes.

Xerium Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share data and unaudited)

	Three Months Ended March 31,
	2018	2017
Net Sales	$126,075	$119,866
Costs and expenses:
Cost of products sold	78,842	72,240
Selling	15,677	15,674
General and administrative	13,097	12,423
Research and development	1,568	1,744
Restructuring	824	3,164
	110,008	105,245
Income from operations	16,067	14,621
Interest expense, net	(12,765)	(13,263)
Other components of net periodic pension cost	(266)	(361)
Loss on extinguishment of debt	—	(25)
Foreign exchange gain (loss)	532	(1,125)
Income (loss) before provision for income taxes	3,568	(153)
Provision for income taxes	(1,337)	(2,681)
Net income (loss)	$2,231	$(2,834)
Comprehensive income	$8,362	$6,806
Net income (loss) per share:
Basic	$0.14	$(0.18)
Diluted	$0.13	$(0.18)
Shares used in computing net income (loss) per share:
Basic	16,398,076	16,153,113
Diluted	16,655,850	16,153,113

See accompanying notes.

Xerium Technologies, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands and unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net income (loss)	$2,231	$(2,834)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	355	531
Depreciation	7,954	7,819
Amortization of intangible assets	307	273
Deferred financing cost amortization	932	899
Foreign exchange (gain) loss on revaluation of debt	(84)	627
Deferred taxes	(204)	10
Gain on disposition of property and equipment	(57)	(49)
Loss on extinguishment of debt	—	25
Provision for doubtful accounts	305	41
Change in assets and liabilities which (used) provided cash:
Accounts receivable	(4,583)	(4,153)
Inventories	(956)	(1,136)
Prepaid expenses	(2,388)	783
Other current assets	(1,345)	(1,785)
Accounts payable and accrued expenses	(13,793)	(7,334)
Deferred and other long-term liabilities	(833)	(940)
Net cash used in operating activities	(12,159)	(7,223)
Investing activities
Capital expenditures	(2,510)	(5,285)
Proceeds from disposals of property and equipment	88	216
Net cash used in investing activities	(2,422)	(5,069)
Financing activities
Proceeds from borrowings	31,133	40,476
Principal payments on debt	(22,513)	(29,693)
Payment of financing fees	—	(170)
Payment of obligations under capital leases	(1,424)	(1,520)
Employee taxes paid on equity awards	(59)	—
Net cash provided by financing activities	7,137	9,093
Effect of exchange rate changes on cash flows	92	529
Net decrease in cash	(7,352)	(2,670)
Cash and cash equivalents at beginning of period	17,253	12,808
Cash and cash equivalents at end of period	$9,901	$10,138

See accompanying notes.

Xerium Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share data and unaudited)
1. Description of Business and Significant Accounting Policies
Description of Business

Xerium Technologies, Inc. (the "Company") is a leading, global provider of industrial consumable products and services including machine clothing, roll coverings and mechanical services. These goods and services are used in the production of paper, paperboard, building products and nonwoven materials. Its operations are strategically located in the major paper-making regions of the world, including North America, Europe, Latin America and Asia-Pacific.
Basis of Presentation
The accompanying unaudited condensed consolidated interim financial statements at March 31, 2018 and for the three months ended March 31, 2018 and 2017 include the accounts of the Company and its wholly-owned subsidiaries. These financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2017 as reported on the Company's Annual Report on Form 10-K filed on February 28, 2018.
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
The components of inventories are as follows at:

	March 31, 2018	December 31, 2017
Raw materials	$15,128	$13,881
Work in process	30,222	27,819
Finished goods (includes consigned inventory of $7,029 at March 31, 2018 and $7,757 at December 31, 2017)	38,074	39,798
Inventory allowances	(6,777)	(6,773)
	$76,647	$74,725
Goodwill
The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other Intangible Assets (“Topic 350”). Topic 350 requires that goodwill and intangible assets that have indefinite lives not be amortized, but instead, must be tested for impairment at least annually or whenever events or business conditions warrant. During the three months ended March 31, 2018, the Company evaluated events and business conditions to determine if a test for an impairment of goodwill was warranted. No such events or business conditions took place during this period, therefore no test was determined to be warranted at March 31, 2018.

Warranties
The Company offers warranties on certain roll products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The Company estimates the costs that may be incurred under its warranties and records a liability in Accrued Expenses on its Consolidated Balance Sheet for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. The table below represents the changes in the Company’s warranty liability for the three months ended March 31, 2018 and 2017:

	Beginning Balance	Charged to Cost of Sales	Effect of Foreign Currency Translation	Deduction from Reserves	Ending Balance
Three Months Ended March 31, 2018:	$2,470	$359	$37	$(239)	$2,627
Three Months Ended March 31, 2017:	$2,203	$235	$30	$(179)	$2,289

Net Income (Loss) Per Common Share
Net income (loss) per common share has been computed and presented pursuant to the provisions of ASC Topic 260, Earnings per Share (“Topic 260”). Net income (loss) per share is based on the weighted-average number of shares outstanding during the period. As of March 31, 2018 and 2017, the Company had outstanding restricted stock units (“RSUs”) and deferred stock units (“DSUs”).
The following table sets forth the computation of basic and diluted weighted-average shares:

	Three Months Ended March 31,
	2018	2017
Weighted-average common shares outstanding–basic	16,398,076	16,153,113
Dilutive effect of stock-based compensation awards outstanding	257,774	—
Weighted-average common shares outstanding–diluted	16,655,850	16,153,113
The following table sets forth the aggregate of the dilutive securities that were outstanding in the three months ended March 31, 2018 and 2017, but were not included in the computation of diluted earnings per share because the impact would have been anti-dilutive or because a contingency for issuance was not yet satisfied in the period:

	Three Months Ended March 31,
	2018	2017
Anti-dilutive securities	686,208	902,988
Impairment
The Company reviews its long-lived assets that have finite lives for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment (“Topic 360”). This topic requires that companies evaluate the fair value of long-lived assets based on the anticipated undiscounted future cash flows to be generated by the assets when indicators of impairment exist to determine if there is impairment to the carrying value. Any change in the carrying amount of an asset as a result of the Company's evaluation has been recorded in either restructuring expense, if it was a result of the Company's restructuring activities, or general and administrative expense for all other impairments in the consolidated statements of operations. For the three months ended March 31, 2018 and 2017, the Company had no impairment charges included in restructuring expense.

Recently Adopted Accounting Pronouncements

In March 2018, the FASB issued Accounting Standards Update No 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SAB 118). The amendments in ASU 2018-05 codified the amendments from SAB 118 which related to the income tax accounting implications of the Tax Cuts and Jobs Act. The Company already adopted SAB 118 as of December 31, 2017. Refer to Note 5 Income Taxes.

In May 2017, the FASB issued Accounting Standards Update No 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in ASU 2017-09 are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The adoption of this guidance effective January 1, 2018 did not have a material impact on the Company's financial statements.

In March 2017, the FASB issued Accounting Standards Update No 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). ASU 2017-07 will change how employers that sponsor defined benefit pension and/or other post-retirement benefit plans present the net periodic benefit cost in the income statement. Employers will present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Employers will present the other components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. These components will not be eligible for capitalization in assets. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods therein. The Company elected the practical expedient that allowed it to estimate amounts for comparative periods using the information previously disclosed in its pension and other postretirement benefit plan note which reasonably reflects the effect of the capitalized amount of net periodic benefit cost for the prior comparative periods. The Company adopted this guidance effective January 1, 2018 and, as a result, reclassified $0.4 million of Q1 2017 pension cost (interest cost, expected return on plan assets, and amortization of net loss) out of operating income into other components of net periodic pension cost, a component of non-operating expenses on the consolidated statements of operations. The adoption of this standard did not have a material impact on the Company's net income or financial position. Also, no changes to cash flows resulted from adoption of this standard.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"). ASU 2016-16 eliminates the exception to the principle in ASC 740, for all intra-entity sales of assets other than inventory, to be deferred, until the transferred asset is sold to a third party or otherwise recovered through use. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this guidance effective January 1, 2018 which resulted in an increase in 2018 opening accumulated deficit of $0.3 million representing the cumulative net impact from (1) the write-off of unamortized tax expense previously deferred in income tax receivable under the previous guidance and (2) recognition of the previously unrecognized deferred tax assets, net of any necessary valuation allowance. The adoption of this standard did not have a material impact on the Company's net income or financial position. Also, no changes to cash flows resulted from adoption of this standard.

In August 2016, the FASB issued Accounting Standards Update No 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 clarifies how entities should classify certain cash receipts and cash payments in the statement of cash flows and amends certain disclosure requirements of ASC 230. The guidance will generally be applied retrospectively and is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. The adoption of this guidance effective January 1, 2018 did not have a material impact on the Company's financial statements.

In May of 2014, the FASB issued Accounting Standard Update No. 2014-09 Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when it satisfies the performance obligations. The Company will also be required to disclose information regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is required to be adopted in January of 2018. Retrospective application is required either to all periods presented or with the cumulative effect of initial adoption recognized in the period of adoption. The Company adopted this new standard effective January 1, 2018 using the modified retrospective transition method. The adoption of this standard did not result in adjustment to the Company's financial statements.

Recently Issued Accounting Pronouncements

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

In February 2016, the FASB issued Accounting Standards Update No 2016-02 Leases ("ASU 2016-02"). ASU 2016-02 includes final guidance that requires lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to today’s accounting. The guidance also eliminates today’s real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. All entities will classify leases to determine how to recognize lease-related revenue and expense. Classification will continue to affect amounts that lessors record on the balance sheet. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. They have the option to use certain relief. Full retrospective application is prohibited. ASU 2016-02 is effective for public companies with annual periods beginning after December 15, 2018, and interim periods within those years. For all other entities, it is effective for annual periods beginning after December 15, 2019, and interim periods the following year. Early adoption is permitted for all entities. The Company has commenced a comprehensive project plan to direct the implementation of the new leases standard and an assessment of the impact to business processes.

2. Revenue from Contracts with Customers

The Company operates through two principal business segments, machine clothing and roll covers. The machine clothing segment performance obligations generally include the production of various types of industrial textiles used on paper-making machines and on other industrial applications. In the Company's roll covers segment, the performance obligations generally include the manufacturing of various types of roll covers, spreader rolls, refurbishment of previously installed roll covers, and providing mechanical services for the internal mechanisms of rolls used on paper-making machines. The contract and order economics and risks are determined to be at the segment level. Within each segment the contracts are similar. Total revenues by segment for the reporting periods on the Consolidated Statements of Operations are disclosed in Note 9.

Revenue from the Company's performance obligations to customers is recognized at the point in time when control is transferred to the customer. Control is generally transferred to the customer when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery including transfer of title has occurred and there is a reasonable assurance of collection of the sales proceeds. The Company generally obtains written purchase authorizations from customers for a specific product or service performance obligation at a specified price and considers delivery and transfer of title to have occurred in accordance with its shipping terms. Payment is generally due in accordance with customary payment terms once the transfer of control has occurred. Revenue is recorded net of applicable allowances, including estimated allowances for returns, rebates and other discounts. Allowances are generally estimated based upon customer trends. In the machine clothing segment, a small portion of the business has been conducted pursuant to consignment arrangements under which the Company does not recognize a sale of a product to a customer until the customer places the product into use, which typically occurs some period after the product is shipped to the customer or to a warehouse location near the customer’s facility. As part of the consignment agreement, the Company delivers the goods to a location designated by the customer. In many cases, the customer and the Company generally agree to a “sunset” date, which represents the date by which the customer must accept all risks and rewards of ownership of the product and payment terms begin. For consignment sales, revenue is generally recognized on the earlier of the actual product installation date or the “sunset” date.

The costs to fulfill the Company's performance obligations at a point in time are included in inventory. Refer to balances and further discussion in Note 1. Commissions are generally earned at the point in time the performance obligation is satisfied by the Company and are expensed as incurred. Commission expense for the three months ended March 31, 2018 and 2017 was $3.3 million and $3.5 million, respectively.

The Company has net accounts receivable balances from customers of $82.5 million and $76.6 million as of March 31, 2018 and December 31, 2017, respectively. The Company does not have any contract receivable balance as of March 31, 2018 and December 31, 2017. The Company had minimal contract liability balances which primarily relate to customer prepayments for certain products in its North American rolls business of $0.8 million and $0.5 million as of March 31, 2018 and December 31, 2017, respectively. The corresponding balances as of March 31, 2017 and December 31, 2016 were $0.6 million and $1.1 million, respectively. Minimal revenue was recognized on these contract liabilities during the three months ended March 31, 2018 and 2017.

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
As of March 31, 2018 and December 31, 2017, the Company had outstanding derivatives that were not designated as hedges in qualifying hedging relationships. The value of these contracts is recognized at fair value based on market exchange forward rates and is recorded in other assets or other liabilities on the Consolidated Balance Sheets. The following represents the fair value of these derivatives at March 31, 2018 and December 31, 2017 and the change in fair value included in foreign exchange gain in the three months ended March 31, 2018 and 2017:

	March 31, 2018	December 31, 2017
Fair value of derivative liability	$(39)	$(591)
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Change in fair value of derivative included in foreign exchange gain	$427	$145

The following represents the notional amounts of foreign exchange forward contracts at March 31, 2018:

	Notional Sold	Notional Purchased
Non-designated hedges of foreign exchange risk	$18,372	$(24,476)
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

4. Long term Debt
At March 31, 2018 and December 31, 2017, long term debt consisted of the following:

	March 31, 2018	December 31, 2017
9.5% Senior Notes due August 2021.	$480,000	$480,000
Capital leases	19,914	20,749
Notes payable, working capital loan, variable interest rate at 1.45%. Matures August 31, 2018, with one-year rollover option.	8,622	8,398
Fixed asset loan contract, variable interest rate of 5.23%. Matures June of 2020.	6,996	6,761
Other debt	15,235	6,062
Total debt	530,767	521,970
Less deferred financing costs and debt discount	(12,172)	(13,102)
Less current maturities of long term debt and notes payable	(18,477)	(19,012)
Total long term debt including capital leases	$500,118	$489,856

Balance sheet classification of total long-term debt including capital leases
Long-term debt, net of current maturities and deferred financing costs	484,929	473,904
Liabilities under capital lease, non-current	15,189	15,952
Total long term debt including capital leases	$500,118	$489,856
As of March 31, 2018, the carrying value of the Company’s debt was $518.6 million (excluding deferred financing costs and debt discount) and its fair value was approximately $546.4 million. The Company determined the fair value of its debt utilizing significant other observable inputs (Level 2 of the fair value hierarchy) based on the quoted market prices for the same issues or on the current rates offered for debt of similar remaining maturities and estimates.
9.5% Secured Notes due 2021
On August 9, 2016, the Company issued $480.0 million aggregate principal amount of 9.5% Senior Secured Notes due August 2021 (the "Notes") for a price equal to 98.54% of their face value. Interest payments are due semi-annually in arrears on February 15 and August 15 of each year beginning on February 15, 2017 and the Notes will mature on August 15, 2021, unless earlier redeemed or repurchased.
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
ABL Revolving Credit Facility
On November 3, 2015, the Company refinanced its prior revolving credit facility by entering into a new Revolving Credit and Guaranty Agreement (the “ABL Facility”) with one of its existing lenders. The amount of the ABL Facility provides an aggregate facility limit of $55.0 million, subject to a borrowing base collateralized by eligible accounts receivable, inventory and equipment of Xerium Technologies, Inc., as a US borrower, Xerium Canada Inc., as Canadian borrower, and Huyck.Wagner Germany GmbH, Robec Walzen GmbH, and Stowe Woodward AG, as the European borrowers. The ABL Facility matures in November of 2020 and accrues interest at either an Alternative Base rate (Prime plus 75 bps) or Fixed LIBOR (LIBOR +175 bps). As of March 31, 2018, these rates were 5.50% and 3.75%, respectively.
As of March 31, 2018, an aggregate of $25.4 million was available for additional borrowings under the ABL Facility. This availability represents $37.8 million under the ABL currently collateralized by certain assets of the Company, less $12.4 million committed for letters of credit or current borrowings. In addition, the Company had approximately $6.4 million available for borrowings under other small lines of credit.
The Indenture governing the Notes and the ABL Facility contain certain customary covenants that, subject to exceptions, restrict our ability to, among other things:

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
Fixed Assets Loan Contract
On July 17, 2015, Xerium China, Co., Ltd. ("Xerium China"), a wholly-owned subsidiary of the Company entered into and closed a Fixed Assets Loan Contract (the "Loan Agreement") with the Industrial and Commercial Bank of China Limited, Shanghai-Jingan Branch (the “Bank”) with respect to a RMB 58.5 million loan, which was approximately $9.4 million USD on July 17, 2015. The loan is secured by pledged machinery and equipment of Xerium China and guaranteed by Xerium Asia Pacific (Shanghai) Limited and Stowe Woodward (Changzhou) Roll Technologies Co. Ltd., which are wholly-owned subsidiaries of the Company, pursuant to guarantee agreements. Interest on the outstanding principal balance of the loan accrues at a benchmark rate plus a margin. The current interest rate at March 31, 2018 is approximately 5.2%. The interest rate will be adjusted every 12 months during the term of the loan, based on the benchmark interest rate adjustment. Interest under the loan is payable quarterly in arrears. Principal on the loan is to be repaid in part every six months, in accordance with a predetermined schedule set forth in the Loan Agreement. Proceeds of the loan will be used by Xerium China to purchase production equipment. The Loan Agreement contains certain customary representations and warranties and provisions relating to events of default.
The Company was in compliance with all covenants under the Notes, the ABL Facility, and the Loan Agreement at March 31, 2018.

Long-term Capitalized Lease Liabilities

As of March 31, 2018 and December 31, 2017, the Company had capitalized lease liabilities totaling $19.9 million and $20.7 million, respectively. These amounts represent the lease on the corporate headquarters and the Kunshan, China facility, as well as other leases for machinery and equipment, software and vehicles that expire at various dates through 2027.
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
For the three months ended March 31, 2018, the provision for income taxes was $1.3 million, as compared to $2.7 million for the three months ended March 31, 2017, respectively. The decrease in tax expense in the three months ended March 31, 2018 was primarily attributable to the geographic mix of earnings. Generally, the provision for income taxes is primarily impacted by income earned in tax paying jurisdictions relative to income earned in non-tax paying jurisdictions. The majority of income recognized for purposes of computing the effective tax rate is earned in countries where the statutory income tax rates range from 15.0% to 34.8%; however, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. The Company generates losses in certain jurisdictions for which no tax benefit is realized, as the deferred tax assets in these jurisdictions (including the net operating losses) are fully reserved in the valuation allowance. For this reason, the Company recognizes minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States, Germany, and Australia. Due to these reserves, the geographic mix of the Company’s pre-tax earnings has a direct correlation with how high or low its annual effective tax rate is relative to consolidated earnings.

As of March 31, 2018, the Company has not completed its accounting related to the enactment of the Tax Cuts and Jobs Act (the "Tax Act"), as follows:

1. Remeasurement of U.S. deferred tax assets - During the fourth quarter of 2017, the Company recorded a provisional estimate of $31.8 million discrete deferred tax expense related to the remeasurement of the U.S. deferred tax assets as a result of the reduction in the corporate income tax rate. A corresponding tax benefit was recorded related to the reduction in valuation allowance.

2. Transition tax - During the fourth quarter of 2017, the Company recorded a provisional estimate related to accounting for the transition tax and its impact on tax accounting for unrepatriated foreign earnings and other foreign income inclusions. The provisional estimate resulted in $0 current or deferred tax impact primarily as a result of the historic tax loss carry-forwards and the corresponding valuation allowance against related deferred tax assets. In order to complete the accounting, the Company will continue to analyze foreign earnings calculations as well as to await clarification of certain provisions of the Tax Act.

3. Deferred tax accounting on outside basis differences of controlled foreign corporations - Consistent with the provisional estimates made during the fourth quarter of 2017, the Company has recorded a provisional estimate related to the deferred tax accounting for basis differences associated with foreign subsidiaries. Historically, the Company has accrued U.S. deferred taxes in connection with certain foreign earnings which were not considered to be permanently reinvested as these earnings were expected to be distributed to the U.S. However, the transition tax has resulted in immediate U.S. taxation of previously untaxed foreign earnings. As a result, the Company has reversed the U.S. deferred taxes previously recognized on those foreign earnings that were not considered to be permanently reinvested. Additionally, future repatriation of foreign earnings (even those previously considered to be permanently reinvested) would not be expected to give rise to U.S. tax under the Tax Act’s territorial regime. Therefore, a provisional estimate has been recorded for deferred taxes on unrepatriated foreign earnings assuming none of the earnings are permanently reinvested. No additional U.S. income taxes have been provided in connection with any remaining untaxed foreign earnings or any additional outside basis difference with respect to investments in foreign subsidiaries as the Company assesses whether any investments should be considered as indefinitely reinvested in foreign operations.

4. Global Intangible Low-Taxed Income (“GILTI”) - In the first quarter of 2018, the Company has recorded a provisional estimate related to its GILTI inclusion, and the provisional estimate reduces U.S. tax loss carryforwards and the corresponding valuation allowance. In order to complete the accounting, the Company will await clarification of certain provisions. The deferred tax accounting for basis differences associated with foreign subsidiaries as it relates to GILTI remains incomplete and no provisional estimate has been provided. The election of an accounting policy with respect to deferred tax accounting for GILTI will depend, in part, on analyzing foreign income to estimate future GILTI inclusions, as well as clarification of certain provisions of the Tax Act. Until such analyses and clarifications are made, the Company has not made a policy decision regarding deferred tax accounting for the GILTI provision.

5. Interest Deduction Limitation - The Company has recorded a provisional estimate related to the limitation on U.S. interest expense as a result of the Tax Act. The estimate reduces the U.S. tax loss carryforwards but establishes indefinite-lived deferred tax assets for the interest that is limited. In order to complete the accounting, the Company will await clarification of certain provisions.

6. State and Local Income Taxes - The Company has recorded a provisional estimate related to the tax accounting for state and local income taxes upon enactment of the Tax Act. The Company continues to gather and analyze information available related to the impact of the Tax Act on state and local taxes and awaits clarification from the municipalities in order to complete the accounting.

To the extent a provisional estimate was made, the Company utilized previously issued guidance for the Tax Act in order to reach an estimate. However, these estimates are not capable of finalization given the lack of statutory and regulatory guidance in many areas, as well as the complexity in acquiring the data required to calculate the impact on the tax accounts. The Company will revise and conclude the accounting as and when additional information is obtained, which in many cases is contingent on the timing of issuance of guidance. For these reasons, the ultimate impact may differ from these provisional amounts due to, among other things, additional information, changes in interpretations and assumptions management has made, and changes based on additional statutory and regulatory guidance that may be issued. Acknowledging this uncertainty, accounting for the impacts of the Tax Act will be completed within the twelve months of the use of the estimates.
As of March 31, 2018, the Company had a gross amount of unrecognized tax benefit of $10.2 million, exclusive of interest and penalties. The unrecognized tax benefit increased by approximately $0.2 million during the three months ended March 31, 2018, as a result of new positions related to the current year primarily related to transfer pricing and foreign currency effects.
The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense, which were less than $0.1 million related to the unrecognized tax benefits for the three months ended March 31, 2018. The tax years

2005 through 2017 remain open to examination in a number of the major tax jurisdictions to which the Company and its subsidiaries are subject. The Company believes that it has made adequate provisions for all income tax uncertainties.
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
As required by Topic 715, the following tables summarize the components of net periodic benefit cost:
Defined Benefit Plans

	Three Months Ended March 31,
	2018	2017
Service cost	$383	$376
Interest cost	1,088	1,267
Expected return on plan assets	(1,405)	(1,496)
Amortization of net loss	583	590
Net periodic benefit cost	$649	$737

Service costs are included as a component of operating income while interest cost, expected return on plan assets and amortization of net loss are included as a component of non-operating expense in other components of net periodic pension cost on the consolidated statements of operations.
7. Comprehensive Income and Accumulated Other Comprehensive Loss
Comprehensive income for the three months ended March 31, 2018 (net of tax benefit of $0.1 million) and 2017 (net of a tax expense of $0.1 million) is as follows:

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$2,231	$(2,834)
Foreign currency translation adjustments	6,077	9,765
Pension liability changes under Topic 715	54	(125)
Comprehensive income	$8,362	$6,806

Included in foreign currency translation adjustments are foreign currency losses on intercompany transactions that are considered a long-term investment totaling $1.1 million for the three months ended March 31, 2018 and $0.9 million for the three months ended March 31, 2017, respectively.
The components of accumulated other comprehensive loss for the three months ended March 31, 2018 are as follows (net of tax benefits of $5.8 million):

	Foreign Currency Translation Adjustment	Pension Liability Changes Under Topic 715	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2017	$(69,149)	$(42,110)	$(111,259)
Other comprehensive income (loss) before reclassifications	6,077	(529)	5,548
Amounts reclassified from other comprehensive loss
Amortization of actuarial losses	—	583	583
Net current period other comprehensive income	6,077	54	6,131
Balance at March 31, 2018	$(63,072)	$(42,056)	$(105,128)
For the three months ended March 31, 2018, the amortization of actuarial losses is included in other components of net periodic pension cost in the consolidated statements of operations.

8. Restructuring Expense
For the three months ended March 31, 2018 and 2017, the Company incurred restructuring expenses of $0.8 million and $3.2 million, respectively, relating to headcount reductions and other costs related to previous plant closures.

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

The following table sets forth the significant components of the restructuring accrual (included in Accrued Expenses in the Company's Consolidated Balance Sheet), including activity under restructuring programs for the three months ended March 31, 2018 and 2017:

	Balance at December 31, 2017	Charges	Currency Effects	Cash Payments	Balance at March 31, 2018
Severance and other benefits	$2,686	$183	$44	$(987)	$1,926
Facility costs and other	733	641	12	(950)	436
Total	$3,419	$824	$56	$(1,937)	$2,362

	Balance at December 31, 2016	Charges	Currency Effects	Cash Payments	Balance at March 31, 2017
Severance and other benefits	$3,805	$2,258	$138	$(1,061)	$5,140
Facility costs and other	392	906	14	(980)	332
Total	$4,197	$3,164	$152	$(2,041)	$5,472
Restructuring expense by segment, which is not included in Segment Earnings in Note 9, is as follows:

	Three Months Ended March 31,
	2018	2017
Clothing	$186	$2,476
Roll Covers	638	627
Corporate	—	61
Total	$824	$3,164
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
Management evaluates segment performance based on adjusted earnings before interest, taxes, depreciation and amortization. Such measure is then adjusted to exclude items that are of an unusual nature and are not used in measuring segment performance or are not segment specific (“Segment Earnings (Loss)”). The accounting policies of these segments are the same as those for the Company as a whole. Inter-segment net sales and inter-segment eliminations are not material for any of the periods presented.
Summarized financial information for the Company’s reportable segments is presented in the tables that follow for the three months ended March 31, 2018 and 2017.

	Clothing	Roll Covers	Corporate	Total
Three months ended March 31, 2018
Net Sales	$75,757	$50,318	$—	$126,075
Segment Earnings (Loss)	$18,912	$10,756	$(4,275)	$25,393
Three months ended March 31, 2017
Net Sales	$72,495	$47,371	$—	$119,866
Segment Earnings (Loss)	$20,798	$9,795	$(4,037)	$26,556
Provided below is a reconciliation of Segment Earnings (Loss) to Income (Loss) before provision for income taxes for the three months ended March 31, 2018 and 2017, respectively.

	Three Months Ended March 31,
	2018	2017
Segment Earnings (Loss):
Clothing	$18,912	$20,798
Roll Covers	10,756	9,795
Corporate	(4,275)	(4,037)
Stock-based compensation	(355)	(531)
CEO transition expense	(157)	—
Interest expense, net	(12,765)	(13,263)
Depreciation and amortization	(8,261)	(8,093)
Loss on extinguishment of debt	—	(25)
Restructuring expense	(824)	(3,164)
Other non-recurring expense	(122)	(45)
Plant startup costs	—	(480)
Unrealized foreign exchange gain (loss)	659	(1,108)
Income (loss) before provision for income taxes	$3,568	$(153)

10. Commitments and Contingencies
The Company is involved in various legal matters which have arisen in the ordinary course of business as a result of various immaterial labor claims, taxing authority reviews and other routine legal matters. As of March 31, 2018, the Company accrued an immaterial amount in its financial statements for these matters for which the Company believed the possibility of loss was probable and was able to estimate the damages. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its financial position, results of operations or cash flow. The Company believes that any additional liability that may result from the resolution of legal matters will not have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

11. Long-term Incentive and Stock-Based Compensation
The Company records stock-based compensation expense in accordance with ASC Topic 718, Accounting for Stock Compensation and has used the straight-line attribution method to recognize expense for RSUs, and DSUs. The Company recorded stock-based compensation expense during the three months ended March 31, 2018 and March 31, 2017 as follows:

	Three Months Ended March 31,
	2018	2017
RSU and DSU Awards (1)	$355	$531

(1)	Related to RSUs and DSUs awarded to certain employees and non-employee directors.

Summary of Recent Activity Under Long-term Incentive Plans

Long-Term Incentive Program - 2018 LTIP

On January 30, 2018, the Board of Directors approved the 2018 - 2020 Long-Term Incentive Plan (the "2018 LTIP") which provides for the grant of incentive award opportunities (each, an "Award") payable, if earned, in cash. Because any Award under the 2018 LTIP will be paid in cash, and not equity, the Awards granted under the 2018 LTIP are not made pursuant to the Xerium Technologies, Inc. 2010 Equity Incentive Plan. Awards will consist of Phantom Stock Units. Each Phantom Stock Unit represents the right to receive a cash amount equal to the Average Value of one share of common stock of the Company as described below:
•282,240 Time-based awards, or 50% of the total target award for each participant, have been granted in the form of time-based units. The time-based units vest on the third anniversary of the date of grant.

•282,240 Performance-based awards, or 50% of the total target award for each participant, have been granted in the form of performance-based units. Of these units, one half will vest based on the financial performance of the Company as measured by Adjusted EBITDA, and one half will vest based on the Return on Net Assets (as defined in the 2018 LTIP) of the Company.

Half of the performance-based units whose vesting is subject to the financial performance of the Company will vest based on the degree to which the Company achieves a targeted three-year cumulative Adjusted EBITDA metric, adjusted for currency fluctuations, over the performance period of January 1, 2018 through December 31, 2020. The amount of units that will vest between the target threshold and target ceiling will range from 50% to 200% of the employee's total units granted. Below the target threshold 0% of the units will vest.

Half of the performance-based units whose vesting is subject to the financial performance of the Company will vest based on the degree to which the Company achieves an average three-year Return on Net Assets metric over the performance period of January 1, 2018 through December 31, 2020. The amount of units that will vest between the target threshold and target ceiling will range from 50% to 200% of the employee's total units granted. Below the target threshold 0% of the units will vest.

Long-Term Incentive Program— 2015 LTIP

Awards under the 2015 LTIP vested on March 2, 2018, and were converted to 22,895 shares of common stock, after withholdings.
Directors’ Deferred Stock Unit Plan
Under the 2011 non-management directors stock plan ("2011 DSU Plan”), as amended in January of 2015, each director receives an annual retainer of $132 thousand, to be paid on a quarterly basis in arrears. Approximately 54% of the annual retainer is payable in DSUs, with the remaining 46% payable in cash or a mix of both cash and DSUs at the election of each director. The non-management directors were awarded an aggregate of 22,763 DSUs under the 2011 DSU Plan for service during the three months ended March 31, 2018. In addition, in accordance with the 2011 DSU Plan, as amended in January of 2015, 14,424 DSUs, and 15,003 DSUs were settled in common stock during the three months ended March 31, 2018 and March 31, 2017, respectively.

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

Xerium Technologies, Inc.
Consolidating Balance Sheet
At March 31, 2018
(Dollars in thousands, and unaudited)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
ASSETS
Current assets:
Cash and cash equivalents	$1,882	$50	$7,969	$—	$9,901
Accounts receivable, net	51	21,668	60,754	—	82,473
Intercompany receivables	(473,425)	489,224	(15,799)	—	—
Inventories, net	—	15,400	62,187	(940)	76,647
Prepaid expenses	566	232	12,887	—	13,685
Other current assets	150	3,515	13,180	—	16,845
Total current assets	(470,776)	530,089	141,178	(940)	199,551
Property and equipment, net	6,238	59,469	215,735	—	281,442
Investments	913,248	286,184	—	(1,199,432)	—
Goodwill	—	19,614	47,564	—	67,178
Intangible assets	—	5,655	3	—	5,658
Non-current deferred tax asset	—	—	11,198	—	11,198
Other assets	—	—	9,211	—	9,211
Total assets	$448,710	$901,011	$424,889	$(1,200,372)	$574,238

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Notes payable	$—	$—	$8,622	$—	$8,622
Accounts payable	1,595	12,240	26,421	—	40,256
Accrued expenses	12,638	7,622	30,822	—	51,082
Current maturities of long-term debt	1,561	2,485	5,809	—	9,855
Total current liabilities	15,794	22,347	71,674	—	109,815
Long-term debt, net of current maturities	477,744	—	7,185	—	484,929
Liabilities under capital leases	3,727	2,286	9,176	—	15,189
Non-current deferred tax liability	3,541	—	10,060	—	13,601
Pension, other post-retirement and post-employment obligations	20,673	1,605	46,623	—	68,901
Other long-term liabilities	—	—	9,944	—	9,944
Intercompany loans	63,885	(111,609)	47,724	—	—
Total stockholders’ (deficit) equity	(136,654)	986,382	222,503	(1,200,372)	(128,141)
Total liabilities and stockholders’ (deficit) equity	$448,710	$901,011	$424,889	$(1,200,372)	$574,238

Xerium Technologies, Inc.
Consolidating Balance Sheet
At December 31, 2017
(Dollars in thousands, and unaudited)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
ASSETS
Current assets:
Cash and cash equivalents	$3,578	$57	$13,618	$—	$17,253
Accounts receivable, net	20	19,721	56,892	—	76,633
Intercompany receivables	(452,873)	475,864	(22,991)	—	—
Inventories, net	—	16,618	59,047	(940)	74,725
Prepaid expenses	266	316	10,753	—	11,335
Other current assets	175	3,338	11,803	—	15,316
Total current assets	(448,834)	515,914	129,122	(940)	195,262
Property and equipment, net	7,044	60,382	214,952	—	282,378
Investments	901,275	271,278	—	(1,172,553)	—
Goodwill	—	19,614	45,169	—	64,783
Intangible assets	—	5,961	4	—	5,965
Non-current deferred tax asset	—	—	10,103	—	10,103
Other assets	—	—	9,358	—	9,358
Total assets	$459,485	$873,149	$408,708	$(1,173,493)	$567,849

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Notes payable	$—	$—	$8,398	$—	$8,398
Accounts payable	1,963	11,431	26,462	—	39,856
Accrued expenses	26,186	8,214	29,755	—	64,155
Current maturities of long-term debt	1,800	2,329	6,485	—	10,614
Total current liabilities	29,949	21,974	71,100	—	123,023
Long-term debt, net of current maturities	467,605	—	6,299	—	473,904
Liabilities under capital leases	4,159	2,831	8,962	—	15,952
Non-current deferred tax liability	3,439	—	9,458	—	12,897
Pension, other post-retirement and post-employment obligations	21,402	1,434	46,369	—	69,205
Other long-term liabilities	—	—	9,334	—	9,334
Intercompany loans	71,692	(108,319)	36,627	—	—
Total stockholders’ (deficit) equity	(138,761)	955,229	220,559	(1,173,493)	(136,466)
Total liabilities and stockholders’ (deficit) equity	$459,485	$873,149	$408,708	$(1,173,493)	$567,849

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive Income (Loss)
For the three months ended March 31, 2018
(Dollars in thousands, and unaudited)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$46,063	$85,093	$(5,081)	$126,075
Costs and expenses:
Cost of products sold	—	29,843	54,080	(5,081)	78,842
Selling	51	4,716	10,910	—	15,677
General and administrative	56	(3,763)	16,804	—	13,097
Research and development	335	817	416	—	1,568
Restructuring	—	443	381	—	824
	442	32,056	82,591	(5,081)	110,008
(Loss) income from operations	(442)	14,007	2,502	—	16,067
Interest expense, net	(11,907)	(440)	(418)	—	(12,765)
Foreign exchange gain (loss)	601	306	(375)	—	532
Equity in subsidiaries income	11,973	2,283	—	(14,256)	—
Other components of net periodic pension cost	(129)	(192)	55	—	(266)
Dividend income (expense), net	2,508	2,510	—	(5,018)	—
Income (loss) before provision for income taxes	2,604	18,474	1,764	(19,274)	3,568
(Provision for) benefit from income taxes	(373)	2	(966)	—	(1,337)
Net income (loss)	$2,231	$18,476	$798	$(19,274)	$2,231
Comprehensive income (loss)	$1,812	$18,445	$7,379	$(19,274)	$8,362

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive (Loss) Income
For the three months ended March 31, 2017
(Dollars in thousands, and unaudited)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$46,945	$81,084	$(8,163)	$119,866
Costs and expenses:
Cost of products sold	—	30,855	49,548	(8,163)	72,240
Selling	233	5,044	10,397	—	15,674
General and administrative	2,570	879	8,974	—	12,423
Research and development	299	931	514	—	1,744
Restructuring	61	642	2,461	—	3,164
	3,163	38,351	71,894	(8,163)	105,245
(Loss) income from operations	(3,163)	8,594	9,190	—	14,621
Interest expense, net	(12,338)	(347)	(578)	—	(13,263)
Foreign exchange (loss) gain	(472)	65	(718)	—	(1,125)
Equity in subsidiaries income	8,714	4,381	—	(13,095)	—
Other components of net periodic pension cost	(132)	(188)	(41)	—	(361)
Loss on extinguishment of debt	(25)	—	—	—	(25)
Dividend income (expense), net	4,263	3,858	—	(8,121)	—
(Loss) income before provision for income taxes	(3,153)	16,363	7,853	(21,216)	(153)
Benefit from (provision for) income taxes	319	(141)	(2,859)	—	(2,681)
Net (loss) income	$(2,834)	$16,222	$4,994	$(21,216)	$(2,834)
Comprehensive (loss) income	$(3,684)	$16,230	$15,476	$(21,216)	$6,806

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows
For the three months ended March 31, 2018
(Dollars in thousands, and unaudited)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net income (loss)	$2,231	$18,476	$798	$(19,274)	$2,231
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock-based compensation	355	—	—	—	355
Depreciation	573	1,998	5,383	—	7,954
Amortization of intangible assets	—	306	1	—	307
Deferred financing cost amortization	888	—	44	—	932
Foreign exchange (gain) loss on revaluation of debt	(180)	—	96	—	(84)
Deferred taxes	101	—	(305)	—	(204)
Loss (gain) on disposition of property and equipment	—	101	(158)	—	(57)
Provision for doubtful accounts	—	1	304	—	305
Undistributed equity in earnings of subsidiaries	(11,973)	(2,283)	—	14,256	—
Change in assets and liabilities which (used) provided cash:
Accounts receivable	(31)	(1,948)	(2,604)	—	(4,583)
Inventories	—	1,218	(2,174)	—	(956)
Prepaid expenses	(300)	84	(2,172)	—	(2,388)
Other current assets	25	(178)	(1,192)	—	(1,345)
Accounts payable and accrued expenses	(13,948)	193	(38)	—	(13,793)
Deferred and other long-term liabilities	(214)	171	(790)	—	(833)
Intercompany loans	20,552	(13,403)	(7,149)	—	—
Net cash (used in) provided by operating activities	(1,921)	4,736	(9,956)	(5,018)	(12,159)
Investing activities
Capital expenditures	(176)	(740)	(1,594)	—	(2,510)
Intercompany property and equipment transfers, net	380	(61)	(319)	—	—
Proceeds from disposals of property and equipment	—	23	65	—	88
Net cash provided by (used in) investing activities	204	(778)	(1,848)	—	(2,422)
Financing activities
Proceeds from borrowings	26,189	—	4,944	—	31,133
Principal payments on debt	(16,943)	—	(5,570)	—	(22,513)
Dividends paid	—	(2,508)	(2,510)	5,018	—
Payment of obligations under capital leases	(604)	(670)	(150)	—	(1,424)
Intercompany loans	(8,562)	(788)	9,350	—	—
Employee taxes paid on equity awards	(59)	—	—	—	(59)
Net cash provided by (used in) financing activities	21	(3,966)	6,064	5,018	7,137
Effect of exchange rate changes on cash flows	—	1	91	—	92
Net decrease in cash	(1,696)	(7)	(5,649)	—	(7,352)
Cash and cash equivalents at beginning of period	3,578	57	13,618	—	17,253
Cash and cash equivalents at end of period	$1,882	$50	$7,969	$—	$9,901

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows
For the three months ended March 31, 2017
(Dollars in thousands, and unaudited)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net (loss) income	$(2,834)	$16,222	$4,994	$(21,216)	$(2,834)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation	531	—	—	—	531
Depreciation	579	2,069	5,171	—	7,819
Amortization of intangible assets	—	246	27	—	273
Deferred financing cost amortization	875	—	24	—	899
Foreign exchange loss on revaluation of debt	625	—	2	—	627
Deferred taxes	(321)	—	331	—	10
Loss on disposition of property and equipment	—	(37)	(12)	—	(49)
Loss on extinguishment of debt	25	—	—	—	25
Provision for doubtful accounts	—	(15)	56	—	41
Undistributed equity in earnings of subsidiaries	(8,714)	(4,381)	—	13,095	—
Change in assets and liabilities which (used) provided cash:
Accounts receivable	(8)	(2,981)	(1,164)	—	(4,153)
Inventories	—	62	(1,198)	—	(1,136)
Prepaid expenses	(226)	289	720	—	783
Other current assets	—	(117)	(1,668)	—	(1,785)
Accounts payable and accrued expenses	(14,965)	443	7,188	—	(7,334)
Deferred and other long-term liabilities	(47)	169	(1,062)	—	(940)
Intercompany loans	17,832	(9,010)	(8,822)	—	—
Net cash (used in) provided by operating activities	(6,648)	2,959	4,587	(8,121)	(7,223)
Investing activities
Capital expenditures	(158)	(167)	(4,960)	—	(5,285)
Intercompany property and equipment transfers, net	—	29	(29)	—	—
Proceeds from disposals of property and equipment	—	211	5	—	216
Net cash (used in) provided by investing activities	(158)	73	(4,984)	—	(5,069)
Financing activities
Proceeds from borrowings	36,253	—	4,223	—	40,476
Principal payments on debt	(25,730)	—	(3,963)	—	(29,693)
Dividends paid	—	(4,263)	(3,858)	8,121	—
Payments of obligations under capitalized leases	(656)	(721)	(143)	—	(1,520)
Payment of deferred financing fees	(187)	—	17	—	(170)
Intercompany loans	(2,186)	1,739	447	—	—
Net cash provided by (used in) financing activities	7,494	(3,245)	(3,277)	8,121	9,093
Effect of exchange rate changes on cash flows	—	—	529	—	529
Net increase (decrease) in cash	688	(213)	(3,145)	—	(2,670)
Cash and cash equivalents at beginning of period	1,368	279	11,161	—	12,808
Cash and cash equivalents at end of period	$2,056	$66	$8,016	$—	$10,138

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Other factors that could materially affect our actual results, levels of activity, performance or achievements can be found in our “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we project. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. We assume no obligation to update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise, except as required by law.
Unless the context requires otherwise, all references in this Quarterly Report to “Xerium”, “the Company”, “we”, “our” and “us” means Xerium Technologies, Inc. and its consolidated subsidiaries.

Company Overview
We are a leading, global provider of industrial consumable products and services including machine clothing, roll coverings and mechanical services. These goods and services are used in the production of paper, paperboard, building products and nonwoven materials. Our operations are strategically located in the major paper-making regions of the world, including North America, Europe, Latin America and Asia-Pacific.
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
We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed in a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is custom engineered to fit each individual paper-making machine and process. For the three months ended March 31, 2018, our clothing segment represented approximately 60% of our net sales.
Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by each paper producer. We tailor our roll covers to individual paper-making machines and processes, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and we manufacture new and rebuilt spreader rolls. We also provide various related products and services to our customers, both directly and through third party providers, as a growing part of our overall product offering through our roll covers sales channels. For the three months ended March 31, 2018, our roll cover segment represented approximately 40% of our net sales.
Industry Trends and Outlook

Our global markets are growing overall although they have gone through a tough business cycle in past years. Demand for our products is tied to our customers' production rates and our product’s useful lives. While the majority of our end markets are growing, certain graphical grade paper production market segments have been in decline. Non-declining markets make up approximately 75% of our business model. Production of these grades of paper and board (tissue, paper towels, napkins, cardboard, consumer packaging, consumer durable packaging, e-commerce packaging) is steady and/or increasing globally. Declining grades of paper production are newsprint globally, and printing/writing papers in mature economies with full access to wireless/digital media. These market corrections have been very strong in the last few years and many paper machines dedicated to graphical paper production have been closed. At the same time, new machines have been installed to make the growing grades of paper and board. Both of these trends are continuing. In order to optimize outcomes in this changing environment, we implemented a repositioning program to re-map our people, products, equipment tooling, machine services offered, and plant locations to more naturally align with growing markets both geographically and by type of paper machine serviced.
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

•growth in developing markets, particularly in Asia-Pacific;
•the mix of paper grades being produced;
•our ability to enter and expand our business in non-paper products; and
•the impact of currency fluctuations.

  Net sales in our roll covers segment include our mechanical services business. In recent years, we have expanded this business in response to demand from paper producers that we perform work on the internal mechanisms of their rolls while we refurbish or replace a roll cover. In our clothing segment, we conduct a small portion of our business pursuant to consignment arrangements; for these, we do not recognize a sale of a product to a customer until the customer places the product into use, which typically occurs some period after we ship the product to the customer or to a warehouse location near the customer’s facility. As part of the consignment agreement, we deliver the goods to a location designated by the customer. In many cases, we generally agree to a “sunset” date with the customer, which represents the date by which the customer must accept all risks and responsibilities of ownership of the product and payment terms begin. For consignment sales, we generally recognize revenue on the earlier of the actual product installation date or the “sunset” date.
Our operating cost levels are impacted by total sales volume and mix, raw material costs, the impact of inflation, foreign currency fluctuations and the success of our cost reduction programs.
The level of our cost of products sold is primarily attributable to labor costs, raw material costs, product shipping costs, plant utilization and depreciation, with labor costs constituting the largest area of expense. We invest in facilities and equipment that enable innovative product development and improve production efficiency and costs. Recent examples of capital spending for such purposes include faster weaving and needling looms and seaming machines with accurate electronic controls, automated compound mixing equipment and computer-controlled lathes and mills.
The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $1.6 million and $1.7 million for the three months ended March 31, 2018 and 2017, respectively.
Foreign Exchange
A substantial portion of our operations is denominated in Euros or other currencies. As a result, changes in the relative values of U.S. Dollars, Euros and other currencies affect our reported levels of net sales and profitability as the results are translated into U.S. Dollars for reporting purposes. In particular, decreases in the value of the U.S. Dollar relative to the value of the Euro and these other currencies positively impact our levels of revenue and profitability because the translation of a certain number of Euros or units of such other currencies into U.S. Dollars for financial reporting purposes will represent more U.S. Dollars than it would have prior to the relative decrease in the value of the U.S. Dollar. Conversely, a decline in the value of the Euro will result in a lower number of U.S. Dollars for financial reporting purposes.
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
During the three months ended March 31, 2018, we conducted business primarily in nine foreign currencies. The following table provides the average exchange rate for the three months ended March 31, 2018 and 2017 of the U.S. Dollar against each of the four foreign currencies which have the largest net exposure on our operations.

Currency	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Canadian Dollar	$0.79 = 1 Canadian Dollar	$0.76 = 1 Canadian Dollar
Brazilian Real	$0.31 = 1 Brazilian Real	$0.32 = 1 Brazilian Real
Japanese Yen	$0.01 = 1 Japanese Yen	$0.01 = 1 Japanese Yen
Australian Dollar	$0.79 = 1 Australian Dollar	$0.76 = 1 Australian Dollar

In the three months ended March 31, 2018, our largest foreign currency net revenue (long) exposures are against the Canadian Dollar and the Japanese Yen. Our largest foreign currency net cost (short) exposures are against the Brazilian Real and the Australian Dollar.
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

Domestic and Foreign Operating Results:
The following is an analysis of our domestic and foreign operations during the three months ended March 31, 2018 and March 31, 2017 and a discussion of the results of operations during those periods (in thousands):

	Three Months Ended March 31,
	2018	2017
Domestic income from operations	$13,565	$5,431
Foreign income from operations	2,502	9,190
Total income from operations	$16,067	$14,621
During the three months ended March 31, 2018, domestic income from operations was higher than foreign income from operations primarily due to higher intercompany charges to foreign entities, partially offset by lower sales, product mix, corporate overhead costs and market differences. In light of U.S. taxation upon repatriation of foreign earnings under the Tax Cuts & Jobs Act (the "Tax Act"), we intend for all earnings generated by foreign subsidiaries to be remitted to the parent company at some point in the future. Foreign withholding taxes have been provided related to those foreign earnings.
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

For the three months ended March 31, 2018 and 2017 we incurred restructuring expenses of $0.8 million and $3.2 million, respectively, relating to headcount reductions and other costs related to previous plant closures.

We expect to continue to review our business to determine if additional actions will be taken to further improve our cost structure. Restructuring expenses of approximately $1.0 million to $3.0 million are estimated during 2018, primarily related to the continuation of streamlining the operating structure and improving our long-term competitiveness. Actual restructuring costs for 2018 may substantially differ from estimates at this time, depending on actual operating results in 2018 and the timing of the restructuring activities.

During the fourth quarter of 2017, we implemented a cost-out initiative which reduced headcount in North America and Europe. The cost-out initiative is largely completed and implementation costs are expected to be approximately $2.4 million, of which we have cumulatively incurred $2.3 million through March 31, 2018. Annual savings from the program are anticipated to be approximately $8.0 million per year, which is expected to largely offset inflation and keep our cost structure flat to 2017 levels in 2018. The anticipated savings would reduce our cost of products sold and selling, general and administrative expenses.

Results of Operations

The table that follows sets forth for the periods presented certain consolidated operating results.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net sales	$126,075	$119,866
Costs and expenses:
Cost of products sold	78,842	72,240
Selling	15,677	15,674
General and administrative	13,097	12,423
Research and development	1,568	1,744
Restructuring	824	3,164
	110,008	105,245
Income from operations	16,067	14,621
Interest expense, net	(12,765)	(13,263)
Other components of net periodic pension cost	(266)	(361)
Loss on extinguishment of debt	—	(25)
Foreign exchange gain (loss)	532	(1,125)
Income (loss) before provision for income taxes	3,568	(153)
Provision for income taxes	(1,337)	(2,681)
Net income (loss)	$2,231	$(2,834)
Comprehensive income	$8,362	$6,806
Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Net Sales. Net sales for the three months ended March 31, 2018 increased by $6.2 million, or 5.2%, to $126.1 million from $119.9 million for the three months ended March 31, 2017. Excluding currency effects, net sales were lower $0.7 million, or 0.6%. For the three months ended March 31, 2018, approximately 60% of our net sales were in our clothing segment and approximately 40% were in our roll covers segment.
In our clothing segment, net sales for the three months ended March 31, 2018 increased $3.3 million to $75.8 million from $72.5 million for the three months ended March 31, 2017. Excluding currency effects, net sales decreased by $1.3 million, or 1.8%, which was driven primarily by lower sales in North America, as Q1 2017 benefited from the catchup of sales related to 2016 Machine Clothing production shortfalls, and lower sales in Latin America.
In our rolls segment, net sales for the three months ended March 31, 2018 increased $2.9 million to $50.3 million from $47.4 million for the three months ended March 31, 2017. Excluding currency effects, net sales were up by $0.6 million, or 1.3%, driven by sales volumes in the North America and Asia Pacific markets.
Cost of Products Sold. Cost of products sold for the three months ended March 31, 2018 increased to $78.8 million from $72.2 million for the three months ended March 31, 2017.
In our clothing segment, cost of products sold increased $4.9 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, due to higher sales in Q1 2018. Cost of products sold as a percentage of net sales increased by 4.0 percentage points to 61.0% in the three months ended March 31, 2018 from 57.0% in the three months ended March 31, 2017. Gross margin was unfavorably impacted by 220 basis points in the current year as 1) 2016 production shortfalls required increased production levels in early 2017 and 2) planned inventory reductions in Q4 2017 drove unfavorable overhead absorption into Q1 2018. Additionally, there was negative product mix in the current year in Asia Pacific, partially offset by positive product mix in Europe.
In our rolls segment, cost of products sold increased $1.7 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was primarily a result of higher sales volumes, partially offset by improved product mix in North America. Cost of products sold as a percentage of net sales decreased by 0.5 percentage points to 64.8% for the three months ended March 31, 2018 from 65.3% for the three months ended March 31, 2017 primarily due to cost reductions, net of inflation.
Selling Expenses. For the three months ended March 31, 2018, selling expenses were flat to the three months ended March 31, 2017 at $15.7 million as lower costs were offset by negative foreign exchange impacts. Selling expenses as a percent of sales decreased 0.7 percentage points to 12.4% for the three months ended March 31, 2018 from 13.1% for the three months ended March 31, 2017 primarily as a result of savings achieved through our cost-out initiatives.

General and Administrative Expenses. For the three months ended March 31, 2018, general and administrative expenses increased by $0.7 million, or 5.4%, to $13.1 million from $12.4 million for the three months ended March 31, 2017, primarily as a result of negative foreign exchange.

Restructuring Expenses. For the three months ended March 31, 2018, we incurred restructuring expenses of $0.8 million relating to headcount reductions and other costs related to previous plant closures.

Interest Expense, Net. Net interest expense for the three months ended March 31, 2018 was $12.8 million, $0.5 million lower than $13.3 million for the three months ended March 31, 2017. The decrease was primarily driven by lower average debt balances for the three months ended March 31, 2018 versus the three months ended March 31, 2017.
Provision for Income Taxes. For the three months ended March 31, 2018 and 2017, the provision for income taxes was $1.3 million and $2.7 million, respectively. The decrease in tax expense in the three months ended March 31, 2018, was primarily attributable to the geographic earnings mix. Generally, our provision for income taxes is primarily impacted by the income we earn in tax paying jurisdictions relative to the income we earn in non-tax paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 15.0% to 34.8%. However, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. We generate losses in certain jurisdictions for which we realize no tax benefit as the deferred tax assets in these jurisdictions (including net operating losses) are fully reserved in our valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States, Germany, and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings.

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
Net cash used in operating activities was $12.2 million for the three months ended March 31, 2018 compared to net cash used in operating activities of $7.2 million for the three months ended March 31, 2017. The $4.9 million increase in cash used was primarily due to higher working capital and cash taxes in the three months ended March 31, 2018.
Net cash used in investing activities was $2.4 million for the three months ended March 31, 2018 and $5.1 million for the three months ended March 31, 2017. The decrease in cash used in investing activities of $2.6 million was primarily due to lower capital expenditures in the three months ended March 31, 2018.
Net cash provided by financing activities was $7.1 million for the three months ended March 31, 2018 and $9.1 million for the three months ended March 31, 2017. The decrease of $2.0 million was primarily due to lower net borrowing on the ABL for the three months ended March 31, 2018 and scheduled principal payments on other debt.
As of March 31, 2018, an aggregate of $25.4 million is available for additional borrowings under our ABL Facility. This availability represents $37.8 million under the ABL currently collateralized by certain of our assets, less $12.4 million of that facility committed for letters of credit or current borrowings. In addition, we had approximately $6.4 million available for borrowings under other small lines of credit. We also had cash and cash equivalents of $9.9 million at March 31, 2018 compared to $17.3 million at December 31, 2017.

We expect to spend cash of between $4.0 million and $6.0 million related to the continuation of our restructuring initiatives in 2018. We have spent $1.9 million in the three months ended March 31, 2018. Actual restructuring costs for 2018 may substantially differ from estimates at this time, depending on the timing of the restructuring activities and the required actions to complete them.
Capital Expenditures
For the three months ended March 31, 2018, we had capital expenditures of $2.5 million. We are currently targeting capital expenditures for 2018 to be approximately $15.0 million. We analyze our planned capital expenditures, based on investment opportunities available to us and our financial and operating performance, and accordingly, actual capital expenditures may be more or less than this amount. We intend to use existing cash and cash from operations to fund our capital expenditures.

Credit Facilities

9.5% Secured Notes due 2021
On August 9, 2016, we issued $480.0 million aggregate principal amount of 9.5% Senior Secured Notes due August 2021 for a price equal to 98.54% of their face value. Interest on the Notes is due semi-annually in arrears on February 15 and August 15 of each year beginning on February 15, 2017 and the Notes will mature on August 15, 2021, unless earlier redeemed or repurchased.
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
ABL Revolving Credit Facility
On November 3, 2015, we refinanced our prior revolving credit facility by entering into the ABL Facility with one of our existing lenders. The amount of the ABL Facility provides an aggregate facility limit of $55.0 million, subject to a borrowing base collateralized by eligible accounts receivable, inventory and equipment of Xerium Technologies, Inc., as a US borrower, Xerium Canada Inc., as Canadian borrower, and Huyck.Wagner Germany GmbH, Robec Walzen GmbH, and Stowe Woodward AG, as the European borrowers. The ABL Facility matures in November of 2020 and accrues interest at either an Alternative Base rate (Prime plus 75 bps) or Fixed LIBOR (LIBOR +175 bps). As of March 31, 2018 these rates were 5.50% and 3.75%, respectively.

The Indenture governing our Notes and the ABL Facility contain certain customary covenants that, subject to exceptions, restrict our ability to, among other things:

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
Fixed Assets Loan Contract
On July 17, 2015, Xerium China, Co., Ltd. ("Xerium China"), a wholly-owned subsidiary of ours entered into and closed a Fixed Assets Loan Contract (the "Loan Agreement") with the Industrial and Commercial Bank of China Limited, Shanghai-Jingan Branch (the “Bank”) with respect to a RMB 58.5 million loan, which was approximately $9.4 million USD on July 17, 2015. The loan is secured by pledged machinery and equipment of Xerium China and guaranteed by Xerium Asia Pacific

(Shanghai) Limited and Stowe Woodward (Changzhou) Roll Technologies Co. Ltd., which are wholly-owned subsidiaries of ours, pursuant to guarantee agreements. Interest on the outstanding principal balance of the loan accrues at a benchmark rate plus a margin. The current interest rate at March 31, 2018 is approximately 5.2%. The interest rate will be adjusted every 12 months during the term of the loan, based on the benchmark interest rate adjustment. Interest under the loan is payable quarterly in arrears. Principal on the loan is to be repaid in part every six months, in accordance with a predetermined schedule set forth in the Loan Agreement. Proceeds of the loan will be used by Xerium China to purchase production equipment. The Loan Agreement contains certain customary representations and warranties and provisions relating to events of default.

We were in compliance with all covenants under the Notes, the ABL Facility, and the Loan Agreement at March 31, 2018.
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
Our significant policies are described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. There have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in our Annual Report on Form 10-K for the year ended December 31, 2017.
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

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$2,231	$(2,834)
Stock-based compensation	355	531
Depreciation	7,954	7,819
Amortization of intangible assets	307	273
Deferred financing cost amortization	932	899
Foreign exchange (gain) loss on revaluation of debt	(84)	627
Deferred tax expense	(204)	10
Gain on disposition of property and equipment	(57)	(49)
Loss on extinguishment of debt	—	25
Net change in operating assets and liabilities	(23,593)	(14,524)
Net cash used in operating activities	(12,159)	(7,223)
Interest expense, excluding amortization	11,833	12,365
Net change in operating assets and liabilities	23,593	14,524
Current portion of income tax expense	1,541	2,671
Stock-based compensation	(355)	(531)
Foreign exchange gain (loss) on revaluation of debt	84	(627)
Gain on disposition of property and equipment	57	49
Loss on extinguishment of debt	—	(25)
EBITDA	24,594	21,203
Loss on extinguishment of debt	—	25
Stock-based compensation	355	531
CEO transition expense	157	—
Operational restructuring expenses	824	3,164
Other non-recurring expenses	122	45
Plant startup costs	—	480
Unrealized foreign exchange (gain) loss	(659)	1,108
Adjusted EBITDA	$25,393	$26,556

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our interest rate risks as of March 31, 2018 have not materially changed from December 31, 2017 (see Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017). As of March 31, 2018, we had outstanding debt with a carrying amount of $518.6 million (excluding deferred financing costs and debt discount) and an approximate fair value of $546.4 million.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, as of March 31, 2018 under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange

Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as set forth above.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There have been no material developments to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2017. See Note 10 to our Unaudited Condensed Consolidated Financial Statements for other routine litigation to which we are subject.

ITEM 1A.	RISK FACTORS
The risks described in our Annual Report on Form 10-K for the year ended December 31, 2017 have not materially changed.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

XERIUM TECHNOLOGIES, INC.
(Registrant)

April 30, 2018	By:	/s/Clifford E. Pietrafitta
Clifford E. Pietrafitta
Executive Vice President and CFO
(Principal Financial Officer)