Form 10-Q
period 2018-06-30
XERIUM TECHNOLOGIES INC
filed 2018-07-26
CIK 1287151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________
FORM 10-Q
________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
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
Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of July 26, 2018 was 16,427,603.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Xerium Technologies, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$14,782	$17,253
Accounts receivable, net	81,629	76,633
Inventories, net	72,630	74,725
Prepaid expenses	13,124	11,335
Other current assets	14,482	15,316
Total current assets	196,647	195,262
Property and equipment, net	261,989	282,378
Goodwill	64,159	64,783
Intangible assets	5,352	5,965
Non-current deferred tax asset	9,987	10,103
Other assets	9,054	9,358
Total assets	$547,188	$567,849
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$8,112	$8,398
Accounts payable	41,338	39,856
Accrued expenses	65,914	64,155
Current maturities of long-term debt	9,238	10,614
Total current liabilities	124,602	123,023
Long-term debt, net of current maturities	473,168	473,904
Liabilities under capital leases	13,757	15,952
Non-current deferred tax liability	12,113	12,897
Pension, other post-retirement and post-employment obligations	65,166	69,205
Other long-term liabilities	9,399	9,334
Commitments and contingencies
Stockholders’ deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value, 20,000,000 shares authorized; 16,427,603 and 16,367,743 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	16	16
Paid-in capital	433,048	432,489
Accumulated deficit	(460,158)	(457,712)
Accumulated other comprehensive loss	(123,923)	(111,259)
Total stockholders’ deficit	(151,017)	(136,466)
Total liabilities and stockholders’ deficit	$547,188	$567,849
See accompanying notes.

Xerium Technologies, Inc.
Consolidated Statements of Operations and Comprehensive (Loss) Income
(Dollars in thousands, except per share data and unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Sales	$125,284	$120,339	$251,359	$240,205
Costs and expenses:
Cost of products sold	76,310	71,344	155,152	143,584
Selling	15,249	15,936	30,926	31,610
General and administrative	17,216	15,263	30,313	27,686
Research and development	1,613	1,666	3,181	3,410
Restructuring	206	874	1,030	4,038
	110,594	105,083	220,602	210,328
Income from operations	14,690	15,256	30,757	29,877
Interest expense, net	(13,130)	(13,281)	(25,895)	(26,544)
Other components of net periodic pension cost	(262)	(307)	(528)	(668)
Loss on extinguishment of debt	—	(7)	—	(32)
Foreign exchange loss	(3,126)	(1,246)	(2,594)	(2,371)
(Loss) income before provision for income taxes	(1,828)	415	1,740	262
Provision for income taxes	(2,516)	(3,826)	(3,853)	(6,507)
Net loss	$(4,344)	$(3,411)	$(2,113)	$(6,245)
Comprehensive (loss) income	$(23,139)	$(146)	$(14,777)	$6,660
Net loss per share:
Basic	$(0.26)	$(0.21)	$(0.13)	$(0.39)
Diluted	$(0.26)	$(0.21)	$(0.13)	$(0.39)
Shares used in computing net loss per share:
Basic	16,427,603	16,262,867	16,412,921	16,208,293
Diluted	16,427,603	16,262,867	16,412,921	16,208,293

See accompanying notes.

Xerium Technologies, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands and unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(2,113)	$(6,245)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	618	2,046
Depreciation	15,601	15,662
Amortization of intangible assets	613	546
Deferred financing cost amortization	1,864	1,810
Foreign exchange loss on revaluation of debt	425	534
Deferred taxes	(742)	312
Asset impairment	—	55
Gain on disposition of property and equipment	(73)	(85)
Loss on extinguishment of debt	—	32
Provision for doubtful accounts	257	142
Change in assets and liabilities which (used) provided cash:
Accounts receivable	(8,863)	(5,400)
Inventories	(957)	(3,213)
Prepaid expenses	(2,521)	(441)
Other current assets	69	(1,179)
Accounts payable and accrued expenses	6,115	528
Deferred and other long-term liabilities	(1,646)	(2,106)
Net cash provided by operating activities	8,647	2,998
Investing activities
Capital expenditures	(4,928)	(8,517)
Proceeds from disposals of property and equipment	459	290
Net cash used in investing activities	(4,469)	(8,227)
Financing activities
Proceeds from borrowings	41,625	66,578
Principal payments on debt	(44,782)	(59,282)
Payment of financing fees	—	(393)
Payment of obligations under capital leases	(2,670)	(2,794)
Employee taxes paid on equity awards	(59)	(832)
Net cash (used in) provided by financing activities	(5,886)	3,277
Effect of exchange rate changes on cash flows	(763)	203
Net decrease in cash	(2,471)	(1,749)
Cash and cash equivalents at beginning of period	17,253	12,808
Cash and cash equivalents at end of period	$14,782	$11,059

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
Basis of Presentation
The accompanying unaudited condensed consolidated interim financial statements at June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 include the accounts of the Company and its wholly-owned subsidiaries. These financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2017 as reported on the Company's Annual Report on Form 10-K filed on February 28, 2018.
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
The components of inventories are as follows at:

	June 30, 2018	December 31, 2017
Raw materials	$14,452	$13,881
Work in process	28,263	27,819
Finished goods (includes consigned inventory of $6,208 at June 30, 2018 and $7,757 at December 31, 2017)	36,405	39,798
Inventory allowances	(6,490)	(6,773)
	$72,630	$74,725
Goodwill
The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other Intangible Assets (“Topic 350”). Topic 350 requires that goodwill and intangible assets that have indefinite lives not be amortized, but instead, must be tested for impairment at least annually or whenever events or business conditions warrant. During the three and six months ended June 30, 2018, the Company evaluated events and business conditions to determine if a test for an impairment of goodwill was warranted. On June 24, 2018 the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Andritz AG ("Andritz") will acquire the Company for a price in excess of it's carrying amount through the merger of an indirect wholly owned subsidiary of Andritz with and into the Company (the "Merger"). Completion of the Merger is subject to approval by the Company's stockholders, regulatory approvals, and other customary closing conditions. No goodwill impairment test was necessary as of June 30, 2018 as a result of this pending Merger.

Warranties
The Company offers warranties on certain roll products that it sells. The specific terms and conditions of these warranties vary depending on the product sold, the country in which the product is sold and arrangements with the customer. The Company estimates the costs that may be incurred under its warranties and records a liability in Accrued Expenses on its Consolidated Balance Sheet for such costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. The table below represents the changes in the Company’s warranty liability for the six months ended June 30, 2018 and 2017:

	Beginning Balance	Charged to Cost of Sales	Effect of Foreign Currency Translation	Deduction from Reserves	Ending Balance
Six Months Ended June 30, 2018:	$2,470	$414	$(72)	$(556)	$2,256
Six Months Ended June 30, 2017:	$2,203	$271	$29	$(501)	$2,002

Net Loss Per Common Share
Net loss per common share has been computed and presented pursuant to the provisions of ASC Topic 260, Earnings per Share (“Topic 260”). Net loss per share is based on the weighted-average number of shares outstanding during the period. As of June 30, 2018 and 2017, the Company had outstanding restricted stock units (“RSUs”) and deferred stock units (“DSUs”).
The following table sets forth the computation of basic and diluted weighted-average shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted-average common shares outstanding–basic	16,427,603	16,262,867	16,412,921	16,208,293
Dilutive effect of stock-based compensation awards outstanding	—	—	—	—
Weighted-average common shares outstanding–diluted	16,427,603	16,262,867	16,412,921	16,208,293
The following table sets forth the aggregate of the dilutive securities that were outstanding in the three and six months ended June 30, 2018 and 2017, but were not included in the computation of diluted loss per share because the impact would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Anti-dilutive securities	743,514	988,100	743,514	988,100
Impairment
The Company reviews its long-lived assets that have finite lives for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment (“Topic 360”). This topic requires that companies evaluate the fair value of long-lived assets based on the anticipated undiscounted future cash flows to be generated by the assets when indicators of impairment exist to determine if there is impairment to the carrying value. Any change in the carrying amount of an asset as a result of the Company's evaluation has been recorded in either restructuring expense, if it was a result of the Company's restructuring activities, or general and administrative expense for all other impairments in the Consolidated Statements of Operations and Comprehensive (Loss) Income. For the three and six months ended June 30, 2018 and 2017, the Company had no impairment charges included in restructuring expense.

Recently Adopted Accounting Pronouncements

In March 2018, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update No 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SAB 118). The amendments in ASU 2018-05 codified the amendments from SAB 118 which related to the income tax accounting implications of the Tax Cuts and Jobs Act. The Company already adopted SAB 118 as of December 31, 2017. Refer to Note 5.

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

In March 2017, the FASB issued Accounting Standards Update No 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). ASU 2017-07 will change how employers that sponsor defined benefit pension and/or other post-retirement benefit plans present the net periodic benefit cost in the income statement. Employers will present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Employers will present the other components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. These components will not be eligible for capitalization in assets. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods therein. The Company elected the practical expedient that allowed it to estimate amounts for comparative periods using the information previously disclosed in its historical financial statements and notes thereto, which reasonably reflects the effect of the capitalized amount of net periodic benefit cost for the prior comparative periods. The Company adopted this guidance effective January 1, 2018 and, as a result, reclassified $0.3 million and $0.7 million of pension cost (interest cost, expected return on plan assets, and amortization of net loss) for the three and six months ended June 30, 2017, respectively, out of operating income into other components of net periodic pension cost, a component of non-operating expenses on the Consolidated Statements of Operations and Comprehensive (Loss) Income. The adoption of this standard did not have a material impact on the Company's net income or financial position. Also, no changes to cash flows resulted from adoption of this standard.

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

In May of 2014, the FASB issued Accounting Standard Update No. 2014-09 Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when it satisfies the performance obligations. The Company will also be required to disclose information regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 was required to be adopted in January of 2018. Retrospective application is required either to all periods presented or with the cumulative effect of initial adoption recognized in the period of adoption. The Company adopted this new standard effective January 1, 2018 using the modified retrospective transition method. The adoption of this standard did not result in adjustment to the Company's financial statements.

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

In February 2016, the FASB issued Accounting Standards Update No 2016-02 Leases ("ASU 2016-02"). ASU 2016-02 includes final guidance that requires lessees to put most leases on their balance sheets, but recognize expenses in the income statement in a manner similar to today’s accounting. The guidance also eliminates today’s real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. All entities will classify leases to determine how to recognize lease-related revenue and expense. Classification will continue to affect amounts that lessors record on the balance sheet. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. They have the option to use certain relief. Full retrospective application is prohibited. ASU 2016-02 is effective for public companies with annual periods beginning after December 15, 2018, and interim periods within those years. For all other entities, it is effective for annual periods beginning after December 15, 2019, and interim periods the following year. Early adoption is permitted for all entities. The Company has commenced a comprehensive project plan to direct the implementation of the new leases standard and an assessment of the impact to business processes.

2. Revenue from Contracts with Customers

The Company operates through two principal business segments, machine clothing and roll covers. The machine clothing segment performance obligations generally include the production of various types of industrial textiles used on paper-making machines and on other industrial applications. In the Company's roll covers segment, the performance obligations generally include the manufacturing of various types of roll covers, spreader rolls, refurbishment of previously installed roll covers, and providing mechanical services for the internal mechanisms of rolls used on paper-making machines. The contract and order economics and risks are determined to be at the segment level. Within each segment the contracts are similar. Total revenues by segment for the reporting periods on the Consolidated Statements of Operations and Comprehensive (Loss) Income are disclosed in Note 9.

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

The costs to fulfill the Company's performance obligations at a point in time are included in inventory. Refer to balances and further discussion in Note 1. Commissions are generally earned at the point in time the performance obligation is satisfied by the Company and are expensed as incurred. Commission expense for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Commission expense (1)	$2,574	$3,564	$5,832	$7,098

(1) During the second quarter of 2018, the Company modified the commission structure for both the split between base pay and incentive compensation and the definition of commissionable sales in its North American operations. This resulted in a lower commission expense compared to the prior year.

The Company has net accounts receivable balances from customers of $81.6 million and $76.6 million as of June 30, 2018 and December 31, 2017, respectively. The Company does not have any contract receivable balance as of June 30, 2018 and December 31, 2017. The Company had minimal contract liability balances, which primarily relate to customer prepayments for certain products in its North American rolls business of $1.1 million and $0.5 million as of June 30, 2018 and December 31, 2017, respectively. The corresponding balances as of June 30, 2017 and December 31, 2016 were $0.4 million and $1.1 million, respectively. Minimal revenue was recognized on these contract liabilities during the three and six months ended June 30, 2018 and 2017.

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
As of June 30, 2018 and December 31, 2017, the Company had outstanding derivatives that were not designated as hedges in qualifying hedging relationships. The value of these contracts is recognized at fair value based on market exchange forward rates and is recorded in other assets or other liabilities on the Consolidated Balance Sheets. The following represents the fair value of these derivatives at June 30, 2018 and December 31, 2017 and the change in fair value included in foreign exchange loss in the three and six months ended June 30, 2018 and 2017:

	June 30, 2018	December 31, 2017
Fair value of derivative liability	$(1,757)	$(591)
	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Change in fair value of derivative included in foreign exchange loss	$(2,211)	$(1,169)
	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Change in fair value of derivative included in foreign exchange loss	$(1,784)	$(1,023)

The following represents the notional amounts of foreign exchange forward contracts at June 30, 2018:

	Notional Sold	Notional Purchased
Non-designated hedges of foreign exchange risk	$19,555	$(23,033)
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

4. Long term Debt
At June 30, 2018 and December 31, 2017, long term debt consisted of the following:

	June 30, 2018	December 31, 2017
9.5% Senior Notes due August 2021.	$480,000	$480,000
Capital leases	18,259	20,749
Notes payable, working capital loan, variable interest rate at 1.45%. Matures August 31, 2018, with one-year rollover option.	8,112	8,398
Fixed asset loan contract, variable interest rate of 5.23%. Matures June of 2020.	5,186	6,761
Other debt	3,954	6,062
Total debt	515,511	521,970
Less deferred financing costs and debt discount	(11,236)	(13,102)
Less current maturities of long term debt and notes payable	(17,350)	(19,012)
Total long term debt including capital leases	$486,925	$489,856

Balance sheet classification of total long-term debt including capital leases
Long-term debt, net of current maturities and deferred financing costs	473,168	473,904
Liabilities under capital lease, non-current	13,757	15,952
Total long term debt including capital leases	$486,925	$489,856
As of June 30, 2018, the carrying value of the Company’s debt was $504.3 million (including a credit for deferred financing costs and debt discount) and its fair value was approximately $540.7 million. The Company determined the fair value of its debt utilizing significant other observable inputs (Level 2 of the fair value hierarchy) based on the quoted market prices for the same issues or on the current rates offered for debt of similar remaining maturities and estimates.
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
ABL Revolving Credit Facility
On November 3, 2015, the Company refinanced its prior revolving credit facility by entering into a new Revolving Credit and Guaranty Agreement (the “ABL Facility”) with one of its existing lenders. The amount of the ABL Facility provides an aggregate facility limit of $55.0 million, subject to a borrowing base collateralized by eligible accounts receivable, inventory and equipment of Xerium Technologies, Inc., as a US borrower, Xerium Canada Inc., as Canadian borrower, and Huyck.Wagner Germany GmbH, Robec Walzen GmbH, and Stowe Woodward AG, as the European borrowers. On June 19, 2018, the Company amended the ABL Facility to, among other things, reduce the applicable margin used to determine the interest rate for the Alternative Base rate prime loans in certain jurisdictions. No changes were made to the interest rate margin on the LIBOR loans. The ABL Facility matures in November of 2020 and accrues interest at either an Alternative Base rate (Prime -100 bps or Prime) or Fixed LIBOR (LIBOR +175 bps). As of June 30, 2018, after the amendment discussed above, these rates were 4.00% to 5.00% for the Alternative Base rate and 3.92% for the Fixed LIBOR rate.
As of June 30, 2018, an aggregate of $31.4 million was available for additional borrowings under the ABL Facility. This availability represents $34.3 million under the ABL Facility currently collateralized by certain assets of the Company, less $2.9 million committed for letters of credit or current borrowings. In addition, the Company had approximately $6.0 million available for borrowings under other small lines of credit.
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
Fixed Assets Loan Contract
On July 17, 2015, Xerium China, Co., Ltd. ("Xerium China"), a wholly-owned subsidiary of the Company entered into a Fixed Assets Loan Contract (the "Loan Agreement") with the Industrial and Commercial Bank of China Limited, Shanghai-Jingan Branch (the “Bank”) with respect to a RMB 58.5 million loan, which was approximately $9.4 million USD based on the exchange rate in effect on July 17, 2015. The loan is secured by pledged machinery and equipment of Xerium China and guaranteed by Xerium Asia Pacific (Shanghai) Limited and Stowe Woodward (Changzhou) Roll Technologies Co. Ltd., which are wholly-owned subsidiaries of the Company, pursuant to guarantee agreements. Interest on the outstanding principal balance of the loan accrues at a benchmark rate plus a margin. The current interest rate at June 30, 2018 is approximately 5.2%. The interest rate will be adjusted every 12 months during the term of the loan, based on the benchmark interest rate adjustment. Interest under the loan is payable quarterly in arrears. Principal on the loan is to be repaid in part every six months, in accordance with a predetermined schedule set forth in the Loan Agreement. Proceeds of the loan will be used by Xerium China to purchase production equipment. The Loan Agreement contains certain customary representations and warranties and provisions relating to events of default.
The Company was in compliance with all covenants under the Notes, the ABL Facility, and the Loan Agreement at June 30, 2018.

Long-term Capitalized Lease Liabilities

As of June 30, 2018 and December 31, 2017, the Company had capitalized lease liabilities totaling $18.3 million and $20.7 million, respectively. These amounts represent the lease on the corporate headquarters and the Kunshan, China facility, as well as other leases for machinery and equipment, software and vehicles that expire at various dates through 2027.
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
For the three and six months ended June 30, 2018, the provision for income taxes was $2.5 million and $3.9 million, respectively, as compared to $3.8 million and $6.5 million for the three and six months ended June 30, 2017, respectively. The decrease in tax expense in the three and six months ended June 30, 2018 was primarily attributable to the geographic mix of earnings and a release of valuation allowance previously established against certain China deferred tax assets. Generally, the provision for income taxes is primarily impacted by income earned in tax-paying jurisdictions relative to income earned in non-tax-paying jurisdictions. The majority of income recognized for purposes of computing the effective tax rate is earned in countries where the statutory income tax rates range from 15.0% to 34.8%; however, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. The Company generates losses in certain jurisdictions for which no tax benefit is realized, as the deferred tax assets in these jurisdictions (including the net operating losses) are fully reserved in the valuation allowance. For this reason, the Company recognizes minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States, Germany, and Australia. Due to these reserves, the geographic mix of the Company’s pre-tax earnings has a direct correlation with how high or low its annual effective tax rate is relative to consolidated earnings.

As of June 30, 2018, the Company has not completed its accounting related to the enactment of the Tax Cuts and Jobs Act (the "Tax Act"), as follows:

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

4. Global Intangible Low-Taxed Income (“GILTI”) - In the second quarter of 2018, the Company has recorded a provisional estimate related to its GILTI inclusion, and the provisional estimate reduces U.S. tax loss carryforwards and the corresponding valuation allowance. In order to complete the accounting, the Company will await clarification of certain provisions. The deferred tax accounting for basis differences associated with foreign subsidiaries as it relates to GILTI remains incomplete and no provisional estimate has been provided. The election of an accounting policy with respect to deferred tax accounting for GILTI will depend, in part, on analyzing foreign income to estimate future GILTI inclusions, as well as clarification of certain provisions of the Tax Act. Until such analyses and clarifications are made, the Company has not made a policy decision regarding deferred tax accounting for the GILTI provision.

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
As of June 30, 2018, the Company had a gross amount of unrecognized tax benefit of $10.3 million, exclusive of interest and penalties. The unrecognized tax benefit increased by approximately $0.3 million during the six months ended June 30, 2018, as a result of new positions related to the current year primarily related to transfer pricing and foreign currency effects.
The Company’s policy is to recognize interest and penalties related to income tax matters as income tax expense or benefit, which was $0.1 million of tax benefit for both the three and six months ended June 30, 2018, and was primarily attributable to currency fluctuations. The tax years 2005 through 2017 remain open to examination in a number of the major tax jurisdictions to which the Company and its subsidiaries are subject. The Company believes that it has made adequate provisions for all income tax uncertainties.
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
As required by Topic 715, the following tables summarize the components of net periodic benefit cost:
Defined Benefit Plans

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service cost	$360	$320	$743	$696
Interest cost	1,042	1,079	2,130	2,346
Expected return on plan assets	(1,345)	(1,273)	(2,750)	(2,769)
Amortization of net loss	565	501	1,148	1,091
Net periodic benefit cost	$622	$627	$1,271	$1,364

Service costs are included as a component of operating income while interest cost, expected return on plan assets and amortization of net loss are included as a component of non-operating expense in other components of net periodic pension cost on the Consolidated Statements of Operations and Comprehensive (Loss) Income.
7. Comprehensive (Loss) Income and Accumulated Other Comprehensive Loss
Comprehensive (loss) income for the three and six months ended June 30, 2018 (net of tax expense of $1.5 million and $1.4 million, respectively) and 2017 (net of a tax expense of $0.1 million and $0.2 million, respectively) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(4,344)	$(3,411)	$(2,113)	$(6,245)
Foreign currency translation adjustments	(20,677)	3,250	(14,600)	13,015
Pension liability changes under Topic 715	1,882	15	1,936	(110)
Comprehensive (loss) income	$(23,139)	$(146)	$(14,777)	$6,660

Included in foreign currency translation adjustments are foreign currency gains (losses) on intercompany transactions that are considered a long-term investment totaling $2.9 million and $1.8 million for the three and six months ended June 30, 2018 and $(1.3) million and $(2.1) million for the three and six months ended June 30, 2017, respectively.

The components of accumulated other comprehensive loss for the three months ended June 30, 2018 are as follows (net of tax benefits of $4.3 million):

	Foreign Currency Translation Adjustment	Pension Liability Changes Under Topic 715	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2018	$(63,072)	$(42,056)	$(105,128)
Other comprehensive (loss) income before reclassifications	(20,677)	1,317	(19,360)
Amounts reclassified from Other Comprehensive loss:
Amortization of actuarial losses	—	565	565
Net current period other comprehensive (loss) income	(20,677)	1,882	(18,795)
Balance at June 30, 2018	$(83,749)	$(40,174)	$(123,923)

The components of accumulated other comprehensive loss for the six months ended June 30, 2018 are as follows (net of tax benefits of $4.3 million):

	Foreign Currency Translation Adjustment	Pension Liability Changes Under Topic 715	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2017	$(69,149)	$(42,110)	$(111,259)
Other comprehensive (loss) income before reclassifications	(14,600)	788	(13,812)
Amounts reclassified from other comprehensive loss
Amortization of actuarial losses	—	1,148	1,148
Net current period other comprehensive (loss) income	(14,600)	1,936	(12,664)
Balance at June 30, 2018	$(83,749)	$(40,174)	$(123,923)
For the three and six months ended June 30, 2018, the amortization of actuarial losses is included in other components of net periodic pension cost in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

8. Restructuring Expense
For the six months ended June 30, 2018 and 2017, the Company incurred restructuring expenses of $1.0 million and $4.0 million, respectively, relating to headcount reductions and other costs related to previous plant closures.

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

The following table sets forth the significant components of the restructuring accrual (included in Accrued Expenses in the Company's Consolidated Balance Sheet), including activity under restructuring programs for the six months ended June 30, 2018 and 2017:

	Balance at December 31, 2017	Charges	Currency Effects	Cash Payments	Balance at June 30, 2018
Severance and other benefits	$2,686	$320	$(23)	$(1,622)	$1,361
Facility costs and other	733	710	(6)	(967)	470
Total	$3,419	$1,030	$(29)	$(2,589)	$1,831

	Balance at December 31, 2016	Charges	Currency Effects	Cash Payments	Balance at June 30, 2017
Severance and other benefits	$3,805	$2,626	$311	$(3,316)	$3,426
Facility costs and other	392	1,412	32	(1,581)	255
Total	$4,197	$4,038	$343	$(4,897)	$3,681
Restructuring expense by segment, which is not included in Segment Earnings in Note 9, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Clothing	$141	$162	$327	$2,638
Roll Covers	52	681	690	1,308
Corporate	13	31	13	92
Total	$206	$874	$1,030	$4,038
9. Business Segment Information
The Company is a global manufacturer and supplier of consumable products used primarily in the production of paper, paperboard, building products and nonwoven materials, and is organized into two reportable segments: clothing and roll covers. The clothing segment represents the manufacture and sale of synthetic textile belts used to transport paper or other materials along the length of papermaking or other industrial machines. The roll covers segment primarily represents the manufacture and refurbishment of covers used on the steel rolls of papermaking or manufacturing machines and the servicing of those rolls. The Company manages each of these operating segments separately.
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
Summarized financial information for the Company’s reportable segments is presented in the tables that follow for the three and six months ended June 30, 2018 and 2017.

	Clothing	Roll Covers	Corporate	Total
Three months ended June 30, 2018
Net Sales	$76,189	$49,095	$—	$125,284
Segment Earnings (Loss)	$21,744	$10,117	$(4,380)	$27,481
Three months ended June 30, 2017
Net Sales	$72,425	$47,914	$—	$120,339
Segment Earnings (Loss)	$20,906	$10,566	$(4,292)	$27,180

Six months ended June 30, 2018
Net Sales	$151,946	$99,413	$—	$251,359
Segment Earnings (Loss)	$40,656	$20,873	$(8,655)	$52,874
Six months ended June 30, 2017
Net Sales	$144,920	$95,285	$—	$240,205
Segment Earnings (Loss)	$41,704	$20,361	$(8,329)	$53,736
Provided below is a reconciliation of Segment Earnings (Loss) to (Loss) income before provision for income taxes for the three and six months ended June 30, 2018 and 2017, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Segment Earnings (Loss):
Clothing	$21,744	$20,906	$40,656	$41,704
Roll Covers	10,117	10,566	20,873	20,361
Corporate	(4,380)	(4,292)	(8,655)	(8,329)
Stock-based compensation	(263)	(328)	(618)	(859)
CEO transition expense	244	(3,039)	87	(3,039)
Interest expense, net	(13,130)	(13,281)	(25,895)	(26,544)
Depreciation and amortization	(7,953)	(8,115)	(16,214)	(16,208)
Loss on extinguishment of debt	—	(7)	—	(32)
Restructuring expense	(206)	(874)	(1,030)	(4,038)
Strategic alternative expenses (1)	(5,118)	—	(5,238)	—
Other non-recurring expense	(8)	(69)	(10)	(114)
Plant startup costs	(264)	(166)	(264)	(646)
Unrealized foreign exchange loss	(2,611)	(886)	(1,952)	(1,994)
(Loss) income before provision for income taxes	$(1,828)	$415	$1,740	$262

(1) On March 19, 2018, the Company’s Board of Directors initiated a review of strategic alternatives for the Company. As a result of the strategic alternatives review, on June 24, 2018, the Company entered into the Merger Agreement, pursuant to which Andritz will acquire the Company for $13.50 per share in cash. Completion of the Merger is subject to approval by the Company's stockholders, regulatory approvals, and other customary closing conditions. The Company expects to close the Merger during the second half of 2018. Strategic alternatives expenses include legal, investment banking, incremental management LTIP compensation and other costs related to the strategic alternatives process. These expenses are recorded as a component of general and administrative expense on the statement of operations.
10. Commitments and Contingencies
The Company is involved in various legal matters which have arisen in the ordinary course of business as a result of various immaterial labor claims, taxing authority reviews and other routine legal matters. As of June 30, 2018, the Company accrued an immaterial amount in its financial statements for these matters for which the Company believed the possibility of loss was probable and was able to estimate the damages. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its financial position, results of operations or cash flow. The Company believes that any additional liability that may result from the resolution of legal matters will not have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

11. Long-term Incentive and Stock-Based Compensation
The Company records stock-based compensation expense in accordance with ASC Topic 718, Accounting for Stock Compensation and has used the straight-line attribution method to recognize expense for RSUs, and DSUs. The Company recorded stock-based compensation expense during the three and six months ended June 30, 2018 and June 30, 2017 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
RSU and DSU Awards (1)	$263	$1,515	$618	$2,046

(1)
Related to RSUs and DSUs awarded to certain employees and non-employee directors. The second quarter of 2017 includes approximately $1.2 million of expense related to the accelerated vesting on RSU's upon the transition of the Company's former Chief Executive Officer ("CEO"). Upon transition 146,134 shares were issued to the former CEO.

Summary of Recent Activity for Company Stock and Long-term Incentive Plans

On June 24, 2018 the Company entered into the Merger Agreement, pursuant to which Andritz will acquire the Company for $13.50 per share in cash. Completion of the Merger is subject to approval by the Company's stockholders, regulatory approvals, and other customary closing conditions. The Company expects to close the Merger during the second half of 2018.

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
Directors’ Deferred Stock Unit Plan
Under the 2011 non-management directors stock plan ("2011 DSU Plan”), as amended in January of 2015, each director receives an annual retainer of $132 thousand, to be paid on a quarterly basis in arrears. Approximately 54% of the annual retainer is payable in DSUs, with the remaining 46% payable in cash or a mix of both cash and DSUs at the election of each director. The non-management directors were awarded an aggregate of 22,763 DSUs under the 2011 DSU Plan for service during the six months ended June 30, 2018. In addition, in accordance with the 2011 DSU Plan, as amended in January of 2015, 14,424 DSUs, and 28,357 DSUs were settled in common stock during the six months ended June 30, 2018 and June 30, 2017, respectively. Pursuant to terms of the Merger Agreement, the Company has ceased issuing DSU's to directors for director fees.
CEO Restricted Stock Unit Award

On June 2, 2017, the Company filed a Registration Statement on Form S-8 for the purpose of registering 600,000 shares of its common stock reserved for issuance in accordance with an Inducement Restricted Stock Unit Award Agreement between the Company and Mark Staton in connection with his appointment as the Company's President and Chief Executive Officer on April 28, 2017. The Inducement Restricted Stock Unit Award Agreement provides Mr. Staton with the opportunity to earn up to
600,000 shares of the Company’s common stock if its stock price attains certain levels within certain time periods, subject to his continued employment with the Company and other qualifying terms.  As a result of certain performance conditions being met on this award during the six months ended June 30, 2018, the Company recorded $0.2 million of related stock-based compensation expense.

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

Xerium Technologies, Inc.
Consolidating Balance Sheet
At June 30, 2018
(Dollars in thousands, and unaudited)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
ASSETS
Current assets:
Cash and cash equivalents	$4,816	$48	$9,918	$—	$14,782
Accounts receivable, net	39	19,068	62,522	—	81,629
Intercompany receivables	(487,606)	504,108	(16,502)	—	—
Inventories, net	—	15,454	58,050	(874)	72,630
Prepaid expenses	991	131	12,002	—	13,124
Other current assets	150	3,709	10,623	—	14,482
Total current assets	(481,610)	542,518	136,613	(874)	196,647
Property and equipment, net	5,748	58,047	198,194	—	261,989
Investments	929,139	262,229	—	(1,191,368)	—
Goodwill	—	19,614	44,545	—	64,159
Intangible assets	—	5,349	3	—	5,352
Non-current deferred tax asset	—	—	9,987	—	9,987
Other assets	—	—	9,054	—	9,054
Total assets	$453,277	$887,757	$398,396	$(1,192,242)	$547,188

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Notes payable	$—	$—	$8,112	$—	$8,112
Accounts payable	3,041	12,173	26,124	—	41,338
Accrued expenses	28,852	8,138	28,924	—	65,914
Current maturities of long-term debt	1,584	2,347	5,307	—	9,238
Total current liabilities	33,477	22,658	68,467	—	124,602
Long-term debt, net of current maturities	469,353	—	3,815	—	473,168
Liabilities under capital leases	3,344	1,829	8,584	—	13,757
Non-current deferred tax liability	3,654	—	8,459	—	12,113
Pension, other post-retirement and post-employment obligations	19,826	1,783	43,557	—	65,166
Other long-term liabilities	—	—	9,399	—	9,399
Intercompany loans	61,823	(107,195)	45,372	—	—
Total stockholders’ (deficit) equity	(138,200)	968,682	210,743	(1,192,242)	(151,017)
Total liabilities and stockholders’ (deficit) equity	$453,277	$887,757	$398,396	$(1,192,242)	$547,188

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

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive (Loss) Income
For the three months ended June 30, 2018
(Dollars in thousands, and unaudited)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$42,262	$88,285	$(5,263)	$125,284
Costs and expenses:
Cost of products sold	—	27,470	54,169	(5,329)	76,310
Selling	65	4,449	10,735	—	15,249
General and administrative	6,816	(3,353)	13,753	—	17,216
Research and development	294	840	479	—	1,613
Restructuring	13	90	103	—	206
	7,188	29,496	79,239	(5,329)	110,594
(Loss) income from operations	(7,188)	12,766	9,046	66	14,690
Interest expense, net	(12,089)	(457)	(584)	—	(13,130)
Foreign exchange loss	(2,259)	(197)	(670)	—	(3,126)
Equity in subsidiaries income	15,891	4,847	—	(20,738)	—
Other components of net periodic pension cost	(129)	(191)	58	—	(262)
Dividend income	859	859	—	(1,718)	—
(Loss) income before provision for income taxes	(4,915)	17,627	7,850	(22,390)	(1,828)
Benefit from (provision for) income taxes	571	(222)	(2,865)	—	(2,516)
Net (loss) income	$(4,344)	$17,405	$4,985	$(22,390)	$(4,344)
Comprehensive (loss) income	$(1,808)	$17,568	$(16,509)	$(22,390)	$(23,139)

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive (Loss) Income
For the three months ended June 30, 2017
(Dollars in thousands, and unaudited)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$45,920	$80,736	$(6,317)	$120,339
Costs and expenses:
Cost of products sold	58	29,544	48,016	(6,274)	71,344
Selling	256	5,317	10,363	—	15,936
General and administrative	5,453	496	9,314	—	15,263
Research and development	200	1,017	449	—	1,666
Restructuring and impairment	31	207	636	—	874
	5,998	36,581	68,778	(6,274)	105,083
(Loss) income from operations	(5,998)	9,339	11,958	(43)	15,256
Interest expense, net	(12,289)	(436)	(556)	—	(13,281)
Foreign exchange (loss) gain	(1,296)	152	(102)	—	(1,246)
Equity in subsidiaries income	6,289	19,453	—	(25,742)	—
Other components of net periodic pension cost	(133)	(188)	14	—	(307)
Loss on extinguishment of debt	(7)	—	—	—	(7)
Dividend income	9,966	(1,275)	12,384	(21,075)	—
(Loss) income before provision for income taxes	(3,468)	27,045	23,698	(46,860)	415
Benefit from (provision for) income taxes	57	(322)	(3,561)	—	(3,826)
Net (loss) income	$(3,411)	$26,723	$20,137	$(46,860)	$(3,411)
Comprehensive (loss) income	$(4,346)	$26,808	$24,252	$(46,860)	$(146)

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive Income (Loss)
For the six months ended June 30, 2018
(Dollars in thousands, and unaudited)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$88,416	$173,294	$(10,351)	$251,359
Costs and expenses:
Cost of products sold	—	57,405	108,164	(10,417)	155,152
Selling	116	9,165	21,645	—	30,926
General and administrative	6,871	(7,116)	30,558	—	30,313
Research and development	630	1,656	895	—	3,181
Restructuring	13	533	484	—	1,030
	7,630	61,643	161,746	(10,417)	220,602
(Loss) income from operations	(7,630)	26,773	11,548	66	30,757
Interest expense, net	(23,996)	(897)	(1,002)	—	(25,895)
Foreign exchange (loss) gain	(1,659)	110	(1,045)	—	(2,594)
Equity in subsidiaries income	27,864	7,129	—	(34,993)	—
Other components of net periodic pension cost	(257)	(383)	112	—	(528)
Dividend income	3,367	3,369	—	(6,736)	—
(Loss) income before provision for income taxes	(2,311)	36,101	9,613	(41,663)	1,740
Benefit from (provision for) income taxes	198	(221)	(3,830)	—	(3,853)
Net (loss) income	$(2,113)	$35,880	$5,783	$(41,663)	$(2,113)
Comprehensive income (loss)	$3	$36,013	$(9,130)	$(41,663)	$(14,777)

Xerium Technologies, Inc.
Consolidating Statement of Operations and Comprehensive (Loss) Income
For the six months ended June 30, 2017
(Dollars in thousands, and unaudited)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Net sales	$—	$92,990	$161,830	$(14,615)	$240,205
Costs and expenses:
Cost of products sold	57	60,525	97,574	(14,572)	143,584
Selling	489	10,361	20,760	—	31,610
General and administrative	8,023	1,375	18,288	—	27,686
Research and development	499	1,948	963	—	3,410
Restructuring	92	848	3,098	—	4,038
	9,160	75,057	140,683	(14,572)	210,328
(Loss) income from operations	(9,160)	17,933	21,147	(43)	29,877
Interest expense, net	(24,627)	(784)	(1,133)	—	(26,544)
Foreign exchange (loss) gain	(1,767)	218	(822)	—	(2,371)
Equity in subsidiaries income	15,003	11,451	—	(26,454)	—
Other components of net periodic pension cost	(265)	(376)	(27)	—	(668)
Loss on extinguishment of debt	(32)	—	—	—	(32)
Dividend income	14,229	6,846	—	(21,075)	—
(Loss) income before provision for income taxes	(6,619)	35,288	19,165	(47,572)	262
Benefit from (provision for) income taxes	374	(463)	(6,418)	—	(6,507)
Net (loss) income	$(6,245)	$34,825	$12,747	$(47,572)	$(6,245)
Comprehensive (loss) income	$(8,031)	$34,918	$27,345	$(47,572)	$6,660

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows
For the six months ended June 30, 2018
(Dollars in thousands, and unaudited)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net (loss) income	$(2,113)	$35,880	$5,783	$(41,663)	$(2,113)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock-based compensation	618	—	—	—	618
Depreciation	1,153	3,935	10,513	—	15,601
Amortization of intangible assets	—	611	2	—	613
Deferred financing cost amortization	1,776	—	88	—	1,864
Foreign exchange (gain) loss on revaluation of debt	(136)	—	561	—	425
Deferred taxes	(531)	—	(211)	—	(742)
Loss (gain) on disposition of property and equipment	—	101	(174)	—	(73)
Provision for doubtful accounts	—	30	227	—	257
Undistributed equity in earnings of subsidiaries	(27,864)	(7,129)	—	34,993	—
Change in assets and liabilities which (used) provided cash:
Accounts receivable	(19)	623	(9,467)	—	(8,863)
Inventories	—	1,163	(2,054)	(66)	(957)
Prepaid expenses	(725)	185	(1,981)	—	(2,521)
Other current assets	25	(371)	415	—	69
Accounts payable and accrued expenses	3,713	641	1,761	—	6,115
Deferred and other long-term liabilities	(545)	349	(1,450)	—	(1,646)
Intercompany loans	34,733	(28,182)	(6,551)	—	—
Net cash provided by (used in) operating activities	10,085	7,836	(2,538)	(6,736)	8,647
Investing activities
Capital expenditures	(325)	(1,072)	(3,531)	—	(4,928)
Intercompany property and equipment transfers, net	438	(109)	(329)	—	—
Proceeds from disposals of property and equipment	—	22	437	—	459
Net cash provided by (used in) investing activities	113	(1,159)	(3,423)	—	(4,469)
Financing activities
Proceeds from borrowings	29,311	—	12,314	—	41,625
Principal payments on debt	(29,343)	—	(15,439)	—	(44,782)
Dividends paid	—	(3,367)	(3,369)	6,736	—
Payment of obligations under capital leases	(965)	(1,399)	(306)	—	(2,670)
Intercompany loans	(7,904)	(1,918)	9,822	—	—
Employee taxes paid on equity awards	(59)	—	—	—	(59)
Net cash (used in) provided by financing activities	(8,960)	(6,684)	3,022	6,736	(5,886)
Effect of exchange rate changes on cash flows	—	(2)	(761)	—	(763)
Net increase (decrease) in cash	1,238	(9)	(3,700)	—	(2,471)
Cash and cash equivalents at beginning of period	3,578	57	13,618	—	17,253
Cash and cash equivalents at end of period	$4,816	$48	$9,918	$—	$14,782

Xerium Technologies, Inc.
Consolidating Statement of Cash Flows
For the six months ended June 30, 2017
(Dollars in thousands, and unaudited)

	Parent	Total Guarantors	Total Non Guarantors	Other Eliminations	The Company
Operating activities
Net (loss) income	$(6,245)	$34,825	$12,747	$(47,572)	$(6,245)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation	2,046	—	—	—	2,046
Depreciation	1,157	4,136	10,369	—	15,662
Amortization of intangible assets	—	492	54	—	546
Deferred financing cost amortization	1,762	—	48	—	1,810
Foreign exchange loss on revaluation of debt	819	—	(285)	—	534
Deferred taxes	(438)	—	750	—	312
Asset impairment	—	49	6	—	55
Loss on disposition of property and equipment	—	(72)	(13)	—	(85)
Loss on extinguishment of debt	32	—	—	—	32
Provision for doubtful accounts	—	(12)	154	—	142
Undistributed equity in earnings of subsidiaries	(15,003)	(11,451)	—	26,454	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	40	(3,705)	(1,735)	—	(5,400)
Inventories	—	(490)	(2,766)	43	(3,213)
Prepaid expenses	(904)	402	61	—	(441)
Other current assets	—	(39)	(1,140)	—	(1,179)
Accounts payable and accrued expenses	(1,800)	1,229	1,099	—	528
Deferred and other long-term liabilities	(71)	337	(2,372)	—	(2,106)
Intercompany loans	21,928	(20,713)	(1,215)	—	—
Net cash provided by (used in) operating activities	3,323	4,988	15,762	(21,075)	2,998
Investing activities
Capital expenditures	(407)	(568)	(7,542)	—	(8,517)
Intercompany property and equipment transfers, net	(3)	32	(29)	—	—
Proceeds from disposals of property and equipment	—	258	32	—	290
Net cash used in investing activities	(410)	(278)	(7,539)	—	(8,227)
Financing activities
Proceeds from borrowings	55,213	—	11,365	—	66,578
Principal payments on debt	(49,556)	—	(9,726)	—	(59,282)
Dividends paid	—	(7,238)	(13,837)	21,075	—
Payments of obligations under capitalized leases	(1,322)	(1,296)	(176)	—	(2,794)
Payment of deferred financing fees	(427)	—	34	—	(393)
Intercompany loans	(6,003)	3,557	2,446	—	—
Employee taxes paid on equity awards	(832)	—	—	—	(832)
Net cash (used in) provided by financing activities	(2,927)	(4,977)	(9,894)	21,075	3,277
Effect of exchange rate changes on cash flows	—	(1)	204	—	203
Net decrease in cash	(14)	(268)	(1,467)	—	(1,749)
Cash and cash equivalents at beginning of period	1,368	279	11,161	—	12,808
Cash and cash equivalents at end of period	$1,354	$11	$9,694	$—	$11,059

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context requires otherwise, all references in this Quarterly Report on Form 10-Q to “Xerium”, “the Company”, “we”, “our” and “us” means Xerium Technologies, Inc. and its consolidated subsidiaries.
Strategic Alternatives Update

As communicated on March 19, 2018, our Board of Directors initiated a review of strategic alternatives for the Company. On June 24, 2018, we entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Andritz AG ("Andritz") will acquire the Company for $13.50 per share in cash through the Merger of an indirect wholly owned subsidiary of Andritz with and into the Company (the "Merger"). Completion of the Merger is subject to approval by our stockholders, regulatory approvals, and other customary closing conditions. We expect to close the Merger during the second half of 2018.

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by that Act. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Undue reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance, or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include the following items:

•
the inability to consummate the Merger within the anticipated time period, or at all, due to any reason, including the failure to obtain stockholder approval to adopt the Merger Agreement or failure to satisfy the other conditions to the consummation of the Merger;

•	the risk that the Merger Agreement may be terminated in circumstances requiring us to pay Andritz a termination fee of $25 million and reimburse Andritz for certain expenses;

•	the potential disruption of management’s attention from our ongoing business operations due to the Merger;

•
the effect of the announcement of the Merger on our ability to retain and hire key personnel and maintain relationships with our customers, suppliers and others with whom we does business, or on our operating results and business generally;

•	the amount of the costs, fees, expenses and charges related to the Merger Agreement or the Merger;

•	the risk that our stock price may decline significantly if the Merger is not consummated;

•	the nature, cost and outcome of any litigation and other legal proceedings, including any such proceedings related to the Merger and instituted against us and others;

•	the fact that receipt of the all-cash Merger consideration would be taxable to our stockholders that are treated as U.S. Holders for United States federal income tax purposes;

•	the fact that our stockholders would forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent public company;

•	rate and magnitude of decline in graphical grade paper production;

•	fluctuations in interest rates and currency exchange rates;

•	over-capacity of certain grades of paper, leading to distressed profit situations;

•	execution risk related to the startup of new facilities;

•	local economic conditions in the areas around the world where we conduct business;

•	quality issues with new products that could lead to higher warranty and quality costs;

•	structural shifts in the demand for paper;

•	the effectiveness of our strategies and plans;

•	sudden increase or decrease in production capacity;

•	trend toward extended life in forming fabrics, leading to reduced market size;

•	our development and marketing of new technologies and our ability to compete against new technologies developed by competitors;

•	variations in demand for our products, including our new products;

•	fluctuations in the price of our component supply costs and energy costs;

•	our ability to generate substantial operating cash flow to service our debt and fund growth and unexpected cash needs;

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

Other factors that could materially affect our actual results, levels of activity, performance or achievements can be found in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018 and the "Risk Factors" section of this Quarterly Report on Form 10-Q. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we project. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. We assume no obligation to update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise, except as required by law.
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
We operate in two principal business segments: clothing and roll covers. In our clothing segment, we manufacture and sell highly engineered synthetic textile belts that transport paper as it is processed in a paper-making machine. Clothing plays a significant role in the forming, pressing and drying stages of paper production. Because paper-making processes and machine specifications vary widely, the clothing size, form, material and function is custom engineered to fit each individual paper-making machine and process. For the six months ended June 30, 2018, our clothing segment represented approximately 60% of our net sales.
Our roll cover products provide a surface with the mechanical properties necessary to process the paper sheet in a cost-effective manner that delivers the sheet qualities desired by each paper producer. We tailor our roll covers to individual paper-making machines and processes, using different materials, treatments and finishings. In addition to manufacturing and selling new roll covers, we also provide refurbishment services for previously installed roll covers and we manufacture new and rebuilt spreader rolls. We also provide various related products and services to our customers, both directly and through third party providers, as a growing part of our overall product offering through our roll covers sales channels. For the six months ended June 30, 2018, our roll cover segment represented approximately 40% of our net sales.
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
The level of research and development spending is driven by market demand for technology enhancements, including both specific customer needs and general market requirements, as well as by our own analysis of applied technology opportunities. With the exception of purchases of equipment and similar capital items used in our research and development activities, all research and development is expensed as incurred. Research and development expenses were $3.2 million and $3.4 million for the six months ended June 30, 2018 and 2017, respectively.
Foreign Exchange
A substantial portion of our operations is denominated in currencies other than the U.S. Dollar, such as the Euro, for example. As a result, changes in the relative values of U.S. Dollars, Euros and other currencies affect our reported levels of net sales and profitability as the results are translated into U.S. Dollars for reporting purposes. In particular, decreases in the value of the U.S. Dollar relative to the value of the Euro and these other currencies positively impact our levels of revenue and profitability because the translation of a certain number of Euros or units of such other currencies into U.S. Dollars for financial reporting purposes will represent more U.S. Dollars than it would have prior to the relative decrease in the value of the U.S. Dollar. Conversely, a decline in the value of the Euro or other currencies in which our operations are denominated will result in a lower number of U.S. Dollars for financial reporting purposes.
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
During the six months ended June 30, 2018, we conducted business primarily in nine foreign currencies. The following table provides the average exchange rate for the six months ended June 30, 2018 and 2017 of the U.S. Dollar against each of the four foreign currencies that have the largest net exposure on our operations.

Currency	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Canadian Dollar	$0.78 = 1 Canadian Dollar	$0.75 = 1 Canadian Dollar
Brazilian Real	$0.29 = 1 Brazilian Real	$0.31 = 1 Brazilian Real
Australian Dollar	$0.77 = 1 Australian Dollar	$0.75 = 1 Australian Dollar
Japanese Yen	$0.01 = 1 Japanese Yen	$0.01 = 1 Japanese Yen
In the six months ended June 30, 2018, our largest foreign currency net revenue (long) exposures are against the Canadian Dollar and the Japanese Yen. Our largest foreign currency net cost (short) exposures are against the Brazilian Real and the Australian Dollar.
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

Domestic and Foreign Operating Results:
The following is an analysis of our domestic and foreign operations during the three and six months ended June 30, 2018 and June 30, 2017 and a discussion of the results of operations during those periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Domestic income from operations	$5,578	$3,341	$19,143	$8,773
Foreign income from operations	9,112	11,915	11,614	21,104
Total income from operations	$14,690	$15,256	$30,757	$29,877

During the three months ended June 30, 2018, domestic income from operations was lower than foreign income from operations primarily due to lower sales, product mix, corporate overhead costs and market differences, partially offset by higher intercompany charges to foreign entities. During the six months ended June 30, 2018, domestic income from operations was higher than foreign income from operations primarily due to higher intercompany charges to foreign entities, partially offset by lower sales, product mix, corporate overhead costs and market differences. In light of U.S. taxation upon repatriation of foreign earnings under the Tax Cuts and Jobs Act, we intend for all earnings generated by foreign subsidiaries to be remitted to the parent company at some point in the future. Foreign withholding taxes have been provided related to those foreign earnings.
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

For the six months ended June 30, 2018 and 2017, we incurred restructuring expenses of $1.0 million and $4.0 million, respectively, relating to headcount reductions and other costs related to previous plant closures.

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

During the fourth quarter of 2017, we implemented a cost-out initiative which reduced headcount in North America and Europe. The cost-out initiative is completed and implementation costs were approximately $2.4 million. Annual savings from the program are anticipated to be approximately $8.0 million per year, which is expected to largely offset inflation and keep our cost structure flat to 2017 levels in 2018. The anticipated savings would reduce our cost of products sold and selling, general and administrative expenses.

Results of Operations

The table that follows sets forth for the periods presented certain consolidated operating results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Net sales	$125,284	$120,339	$251,359	$240,205
Costs and expenses:
Cost of products sold	76,310	71,344	155,152	143,584
Selling	15,249	15,936	30,926	31,610
General and administrative	17,216	15,263	30,313	27,686
Research and development	1,613	1,666	3,181	3,410
Restructuring	206	874	1,030	4,038
	110,594	105,083	220,602	210,328
Income from operations	14,690	15,256	30,757	29,877
Interest expense, net	(13,130)	(13,281)	(25,895)	(26,544)
Other components of net periodic pension cost	(262)	(307)	(528)	(668)
Loss on extinguishment of debt	—	(7)	—	(32)
Foreign exchange loss	(3,126)	(1,246)	(2,594)	(2,371)
(Loss) income before provision for income taxes	(1,828)	415	1,740	262
Provision for income taxes	(2,516)	(3,826)	(3,853)	(6,507)
Net loss	$(4,344)	$(3,411)	$(2,113)	$(6,245)
Comprehensive (loss) income	$(23,139)	$(146)	$(14,777)	$6,660

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
Net Sales. Net sales for the three months ended June 30, 2018 increased by $4.9 million, or 4.1%, to $125.3 million from $120.3 million for the three months ended June 30, 2017. Excluding currency effects, net sales increased $0.8 million, or 0.7%. For the three months ended June 30, 2018, approximately 61% of our net sales were in our clothing segment and approximately 39% were in our roll covers segment.
In our clothing segment, net sales for the three months ended June 30, 2018 increased $3.8 million to $76.2 million from $72.4 million for the three months ended June 30, 2017. Excluding currency effects, net sales increased by $1.0 million, or 1.4%, as a result of improved volume in Asia and Europe partially offset by a reduction in North America. In the prior year, sales in North America benefited from the catchup of sales related to 2016 machine clothing production shortfalls.
In our rolls segment, net sales for the three months ended June 30, 2018 increased $1.2 million to $49.1 million from $47.9 million for the three months ended June 30, 2017. Excluding currency effects, net sales decreased by $0.2 million, or 0.4%, driven primarily by lower sales volumes in North America, partially offset by higher sales volumes in Europe and Latin America.
Cost of Products Sold. Cost of products sold for the three months ended June 30, 2018 increased $5.0 million to $76.3 million from $71.3 million for the three months ended June 30, 2017.
In our clothing segment, cost of products sold increased $3.5 million in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, due to higher sales in the second quarter of 2018 coupled with favorable production variance amortization in the prior year. Cost of products sold as a percentage of net sales increased by 1.8 percentage points to 58.0% in the three months ended June 30, 2018 from 56.2% in the three months ended June 30, 2017. Gross margin was unfavorably impacted by favorable fixed cost absorption in the prior year due to changes in the timing of production and flow through of inventory which did not recur in 2018.
In our rolls segment, cost of products sold increased $1.5 million in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase was primarily a result of currency effects and timing of production costs.

Cost of products sold as a percentage of net sales increased by 1.6 percentage points to 65.4% for the three months ended June 30, 2018 from 63.8% for the three months ended June 30, 2017 primarily due to timing of production costs.
Selling Expenses. For the three months ended June 30, 2018, selling expenses of $15.2 million were $0.7 million lower than the $15.9 million of selling expenses for the three months ended June 30, 2017. Selling expenses as a percent of sales decreased 1.0 percentage points to 12.2% for the three months ended June 30, 2018 from 13.2% for the three months ended June 30, 2017 primarily as a result of savings achieved through our cost-out initiatives.

General and Administrative Expenses. For the three months ended June 30, 2018, general and administrative expenses increased by $2.0 million, or 12.8%, to $17.2 million from $15.3 million for the three months ended June 30, 2017, primarily as a result of strategic initiative costs in the second quarter of 2018 partially offset by CEO transition costs in the second quarter of 2017.

Restructuring Expenses. For the three months ended June 30, 2018, we incurred restructuring expenses of $0.2 million relating to headcount reductions and other costs related to previous plant closures.

Interest Expense, Net. Net interest expense for the three months ended June 30, 2018 was $13.1 million, $0.2 million lower than $13.3 million for the three months ended June 30, 2017. The decrease was primarily driven by lower average debt balances for the three months ended June 30, 2018 versus the three months ended June 30, 2017.
Provision for Income Taxes. For the three months ended June 30, 2018 and 2017, the provision for income taxes was $2.5 million and $3.8 million, respectively. The decrease in tax expense in the three months ended June 30, 2018, was primarily attributable to the geographic earnings mix and a release of valuation allowance previously established against certain China deferred tax assets. Generally, our provision for income taxes is primarily impacted by the income we earn in tax-paying jurisdictions relative to the income we earn in non-tax-paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 15.0% to 34.8%. However, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. We generate losses in certain jurisdictions for which we realize no tax benefit as the deferred tax assets in these jurisdictions (including net operating losses) are fully reserved in our valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States, Germany, and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
Net Sales. Net sales for the six months ended June 30, 2018 increased by $11.2 million, or 4.6%, to $251.4 million from $240.2 million for the six months ended June 30, 2017. Excluding currency effects, net sales were flat to the six months ended June 30, 2017. For the six months ended June 30, 2018, approximately 60% of our net sales were in our clothing segment and approximately 40% were in our roll covers segment.
In our clothing segment, net sales for the six months ended June 30, 2018 increased $7.0 million to $151.9 million from $144.9 million for the six months ended June 30, 2017. Excluding currency effects, net sales decreased by $0.3 million, or 0.2%, which was driven by lower sales in North America, as the first half of 2017 benefited from the catchup of sales related to 2016 machine clothing production shortfalls, partially offset by higher sales volumes in Asia Pacific and Europe.
In our rolls segment, net sales for the six months ended June 30, 2018 increased $4.1 million to $99.4 million from $95.3 million for the six months ended June 30, 2017. Excluding currency effects, net sales increased by $0.4 million, or 0.4%, driven primarily by higher sales volumes in Latin America and Europe, partially offset by lower North America sales volumes.
Cost of Products Sold. Cost of products sold for the six months ended June 30, 2018 increased to $155.2 million from $143.6 million for the six months ended June 30, 2017.
In our clothing segment, cost of products sold increased $8.4 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to negative currency impacts and unfavorable production variance amortization activity. Cost of products sold as a percentage of net sales increased by 2.9 percentage points to 59.5% in the six months ended June 30, 2018 from 56.6% in the six months ended June 30, 2017. Gross margin was unfavorably impacted by approximately 170 basis points in the current year from (i) favorable fixed cost absorption in the prior year due to changes in the timing of production and flow through of inventory which did not recur in 2018, and (ii) planned inventory reductions in the fourth quarter of 2017 that drove unfavorable overhead absorption into the first quarter of 2018. Additionally, there was negative product mix in the current year in Asia Pacific, partially offset by positive product mix in Europe.
In our rolls segment, cost of products sold increased $3.2 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was primarily a result of negative currency impacts and timing of production costs. Cost of products sold as a percentage of net sales increased by 0.5 percentage points to 65.1% for the six months ended June 30, 2018 from 64.6% for the six months ended June 30, 2017 primarily due to timing of production costs.
Selling Expenses. For the six months ended June 30, 2018, selling expenses of $30.9 million were $0.7 million lower than the six months ended June 30, 2017 at $31.6 million as lower costs were partially offset by negative foreign exchange impacts. Selling expenses as a percent of sales decreased 0.9 percentage points to 12.3% for the six months ended June 30, 2018 from 13.2% for the six months ended June 30, 2017 primarily as a result of savings achieved through our cost-out initiatives.

General and Administrative Expenses. For the six months ended June 30, 2018, general and administrative expenses increased by $2.6 million, or 9.5%, to $30.3 million from $27.7 million for the six months ended June 30, 2017, primarily as a result of strategic initiative costs in the second quarter of 2018 partially offset by CEO transition costs in the second quarter of 2017.

Restructuring Expenses. For the six months ended June 30, 2018, we incurred restructuring expenses of $1.0 million relating to headcount reductions and other costs related to previous plant closures.

Interest Expense, Net. Net interest expense for the six months ended June 30, 2018 was $25.9 million, $0.6 million lower than $26.5 million for the six months ended June 30, 2017. The decrease was primarily driven by lower average debt balances for the six months ended June 30, 2018 versus the six months ended June 30, 2017.
Provision for Income Taxes. For the six months ended June 30, 2018 and 2017, the provision for income taxes was $3.9 million and $6.5 million, respectively. The decrease in tax expense in the six months ended June 30, 2018, was primarily attributable to the geographic earnings mix and a release of valuation allowance previously established against certain China deferred tax assets. Generally, our provision for income taxes is primarily impacted by the income we earn in tax-paying jurisdictions relative to the income we earn in non-tax-paying jurisdictions. The majority of income recognized for purposes of computing our effective tax rate is earned in countries where the statutory income tax rates range from 15.0% to 34.8%. However, permanent income adjustments recorded against pre-tax earnings may result in an effective tax rate that is higher or lower than the statutory tax rate in these jurisdictions. We generate losses in certain jurisdictions for which we realize no tax benefit as the deferred tax assets in these jurisdictions (including net operating losses) are fully reserved in our valuation allowance. For this reason, we recognize minimal income tax expense or benefit in these jurisdictions, of which the most material jurisdictions are the United States, Germany, and Australia. Due to these reserves, the geographic mix of our pre-tax earnings has a direct correlation with how high or low our annual effective tax rate is relative to consolidated earnings.
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
Net cash provided by operating activities was $8.6 million for the six months ended June 30, 2018 compared to net cash provided by operating activities of $3.0 million for the six months ended June 30, 2017. The $5.6 million increase in cash provided was primarily due to favorable working capital and lower restructuring payments in the six months ended June 30, 2018.
Net cash used in investing activities was $4.5 million for the six months ended June 30, 2018 and $8.2 million for the six months ended June 30, 2017. The decrease in cash used in investing activities of $3.8 million was primarily due to lower capital expenditures in the six months ended June 30, 2018.
Net cash used in financing activities was $5.9 million for the six months ended June 30, 2018 compared to net cash provided by financing activities of $3.3 million for the six months ended June 30, 2017. The increased use of cash of $9.2 million was due to lower net borrowing on the ABL Facility for the six months ended June 30, 2018, the issuance of the Changzhou rolls facility loan in the second quarter of 2017 and timing of scheduled principal payments on non-ABL debt, partially offset by lower employee taxes paid on equity awards.

As of June 30, 2018, an aggregate of $31.4 million is available for additional borrowings under our ABL Facility. This availability represents $34.3 million under the ABL Facility currently collateralized by certain of our assets, less $2.9 million of that facility committed for letters of credit or current borrowings. In addition, we had approximately $6.0 million available for borrowings under other small lines of credit. We also had cash and cash equivalents of $14.8 million at June 30, 2018 compared to $17.3 million at December 31, 2017.
We expect to spend cash of between $4.0 million and $6.0 million related to the continuation of our restructuring initiatives in 2018. We have spent $2.6 million in the six months ended June 30, 2018. Actual restructuring costs for 2018 may substantially differ from estimates at this time, depending on the timing of the restructuring activities and the required actions to complete them.
Capital Expenditures
For the six months ended June 30, 2018, we had capital expenditures of $4.9 million. We are currently targeting capital expenditures for 2018 to be approximately $15.0 million. We analyze our planned capital expenditures, based on investment opportunities available to us and our financial and operating performance, and accordingly, actual capital expenditures may be more or less than this amount. We intend to use existing cash and cash from operations to fund our capital expenditures.

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
We used the net proceeds from the offering to repay all amounts outstanding under our then existing $230.0 million term loan credit facility, to redeem all of our $240.0 million aggregate principal amount 8.875% Senior Notes due 2018 at a redemption price equal to 102.219% of the principal amount thereof, together with accrued and unpaid interest, to the date of redemption, to pay fees and expenses relating to these transactions, and for working capital and other general corporate purposes.
ABL Revolving Credit Facility
On November 3, 2015, we refinanced our prior revolving credit facility by entering into the ABL Facility with one of our existing lenders. The amount of the ABL Facility provides an aggregate facility limit of $55.0 million, subject to a borrowing base collateralized by eligible accounts receivable, inventory and equipment of the Company, as US borrower, Xerium Canada Inc., as Canadian borrower, and Huyck.Wagner Germany GmbH, Robec Walzen GmbH, and Stowe Woodward AG, as the European borrowers. On June 19, 2018, we amended our ABL Facility to, among other things, reduce the applicable margin used to determine the interest rate for the Alternative Base rate prime loans in certain jurisdictions. No changes were made to the interest rate margin on the LIBOR loans. The ABL Facility matures in November of 2020 and accrues interest at either an Alternative Base rate (Prime -100 bps or Prime) or Fixed LIBOR (LIBOR +175 bps). As of June 30, 2018, after the amendment discussed above, these rates were 4.00% to 5.00% for the Alternative Base rate and 3.92% for the Fixed LIBOR rate.
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

Fixed Assets Loan Contract
On July 17, 2015, Xerium China, Co., Ltd. ("Xerium China"), a wholly-owned subsidiary of ours, entered into a Fixed Assets Loan Contract (the "Loan Agreement") with the Industrial and Commercial Bank of China Limited, Shanghai-Jingan Branch (the “Bank”) with respect to a RMB 58.5 million loan, which was approximately $9.4 million USD based on the exchange rate in effect on July 17, 2015. The loan is secured by pledged machinery and equipment of Xerium China and guaranteed by Xerium Asia Pacific (Shanghai) Limited and Stowe Woodward (Changzhou) Roll Technologies Co. Ltd., which are wholly-owned subsidiaries of ours, pursuant to guarantee agreements. Interest on the outstanding principal balance of the loan accrues at a benchmark rate plus a margin. The current interest rate at June 30, 2018 is approximately 5.2%. The interest rate will be adjusted every 12 months during the term of the loan, based on the benchmark interest rate adjustment. Interest under the loan is payable quarterly in arrears. Principal on the loan is to be repaid in part every six months, in accordance with a predetermined schedule set forth in the Loan Agreement. Proceeds of the loan will be used by Xerium China to purchase production equipment. The Loan Agreement contains certain customary representations and warranties and provisions relating to events of default.

We were in compliance with all covenants under the Notes, the ABL Facility, and the Loan Agreement at June 30, 2018.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(4,344)	$(3,411)	$(2,113)	$(6,245)
Stock-based compensation	263	328	618	859
CEO transition stock-based compensation	—	1,187	—	1,187
Depreciation	7,647	7,843	15,601	15,662
Amortization of intangible assets	306	272	613	546
Deferred financing cost amortization	932	911	1,864	1,810
Foreign exchange loss (gain) on revaluation of debt	509	(93)	425	534
Deferred tax expense	(538)	302	(742)	312
Asset impairment	—	55	—	55
Gain on disposition of property and equipment	(16)	(36)	(73)	(85)
Loss on extinguishment of debt	—	7	—	32
Net change in operating assets and liabilities	16,047	2,855	(7,546)	(11,669)
Net cash provided by operating activities	20,806	10,220	8,647	2,998
Interest expense, excluding amortization	12,198	12,370	24,031	24,734
Net change in operating assets and liabilities	(16,047)	(2,855)	7,546	11,669
Current portion of income tax expense	3,054	3,524	4,595	6,195
Stock-based compensation	(263)	(328)	(618)	(859)
CEO transition stock-based compensation	—	(1,187)	—	(1,187)
Asset impairment	—	(55)	—	(55)
Foreign exchange (loss) gain on revaluation of debt	(509)	93	(425)	(534)
Gain on disposition of property and equipment	16	36	73	85
Loss on extinguishment of debt	—	(7)	—	(32)
EBITDA	19,255	21,811	43,849	43,014
Loss on extinguishment of debt	—	7	—	32
Stock-based compensation	263	328	618	859
CEO transition expense	(244)	3,039	(87)	3,039
Operational restructuring expenses	206	874	1,030	4,038
Strategic alternative expenses	5,118	—	5,238	—
Other non-recurring expenses	8	69	10	114
Plant startup costs	264	166	264	646
Unrealized foreign exchange loss	2,611	886	1,952	1,994
Adjusted EBITDA	$27,481	$27,180	$52,874	$53,736

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk

Our interest rate risks as of June 30, 2018 have not materially changed from December 31, 2017 (see Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017). As of June 30, 2018, we had outstanding debt with a carrying amount of $504.3 million (including a credit for deferred financing costs and debt discount) and an approximate fair value of $540.7 million.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. No evaluation of disclosure controls and procedures can provide absolute assurance that these controls and procedures will operate effectively under all circumstances. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as set forth above.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There have been no material developments to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2017. See Note 10 to our Unaudited Condensed Consolidated Financial Statements for other routine litigation to which we are subject.

ITEM 1A.	RISK FACTORS
The risk factors presented below supplement the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Our inability to complete the Merger, or to complete the Merger in a timely manner, including as a result of the failure to obtain stockholder approval to adopt the Merger Agreement or failure to satisfy the other conditions to the consummation of the Merger, could negatively affect our business and the market price of our common stock.

The Merger is subject to various closing conditions such as the approval of our stockholders, as well as certain regulatory approvals in the United States and other jurisdictions, among other customary closing conditions. It is possible that our stockholders will not approve the Merger or that a government entity may prohibit, enjoin or refuse to grant approval for the consummation of the Merger. If any condition to the closing of the Merger is not satisfied or, if permissible, waived, the Merger will not be completed. In addition, satisfying the conditions to the closing of the Merger may take longer than we expect. There can be no assurance that any of the conditions to closing will be satisfied or waived or that other events will not intervene to delay or result in the failure to consummate the Merger.

If the Merger is not completed for any reason, our stockholders would not receive any payment for their shares in connection with the Merger, and we would remain an independent public company, with our shares continuing to be traded on the New York Stock Exchange. Depending on the circumstances that would have caused the Merger not to be completed, the price of our common stock may decline materially. If that were to occur, it is uncertain when, if ever, our common stock would return to the price levels at which the shares currently trade.

Failure to complete the Merger could trigger the payment of a termination fee, and, whether or not the Merger is consummated, we have incurred and will continue to incur significant costs, fees and expenses relating to professional services and transaction fees.

Under the Merger Agreement, we may be required to pay to Andritz a termination fee of $25.0 million, plus the actual and documented out-of-pocket expenses incurred by Andritz in connection with the Merger Agreement and the transactions contemplated thereby (up to a cap of $5.0 million), if the Merger Agreement is terminated under specified circumstances, including if our Board of Directors changes its recommendation in favor of the Merger Agreement or fails to reaffirm its recommendation after announcement of an exchange or tender offer, if we terminate the Merger Agreement to enter into a superior acquisition agreement, or if the Merger Agreement is terminated because the Merger is not consummated by the deadline provided in the Merger Agreement and we accept an acquisition proposal, subject to certain conditions, within nine months of such termination. There can be no assurance that the Merger Agreement will not be terminated under the circumstances triggering these termination fee obligations. Furthermore, whether or not the Merger is consummated, we have incurred, and will continue to incur, significant costs, fees and expenses relating to professional services and transaction fees in connection with the proposed Merger. Payment of these fees and costs could materially adversely affect our business, financial condition and results of operations.

Uncertainties associated with the Merger may cause us to lose key customers or suppliers and make it more difficult to retain and hire key personnel, and management’s attention may be disrupted from our ongoing business operations during the pendency of the Merger.

As a result of the uncertainty surrounding the conduct of our business during the pendency of the Merger, we may lose key customers and suppliers, and our relationships with other parties with whom we maintain business relationships may be materially adversely affected. Parties with whom we maintain business relationships may experience uncertainty about our future and seek alternative relationships with third parties, seek to alter their business relationships with us or fail to extend an existing relationship with us.

In addition, our employees, including key personnel, may be uncertain about their future roles and relationships with us following the completion of the Merger, which may adversely affect our ability to retain them or to hire new employees, and, during the pendency of the Merger, the potential disruption of management’s attention from our ongoing business operations could materially adversely affect our business, financial condition and results of operations.

Restrictions imposed on us pursuant to the Merger Agreement may prevent us from pursuing business opportunities, which could have a material adverse effect on our business, financial condition and results of operations.

The Merger Agreement restricts us from taking certain actions without Andritz’s consent while the Merger is pending. These restrictions may, among other matters, prevent us from pursuing otherwise attractive business opportunities, making certain investments or acquisitions, selling assets, engaging in capital expenditures, incurring certain indebtedness or making certain other changes to our business. These restrictions could have a material adverse effect on our business, financial condition and results of operations.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits

2.1
Agreement and Plan of Merger, dated as of June 24, 2018, by and among Xerium Technologies, Inc., Andritz AG and XYZ Merger Sub, Inc.* (incorporated by reference to Ex. 2.1 to the Company’s Current Report on Form 8-K filed on June 25, 2018)

10.1	Fourth Amendment to Revolving Credit and Guaranty Agreement, dated June 19, 2018 (incorporated by reference to Ex. 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2018)

31.1	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XERIUM TECHNOLOGIES, INC.
(Registrant)

July 26, 2018	By:	/s/Clifford E. Pietrafitta
Clifford E. Pietrafitta
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)